Form 10-Q
period 1998-09-30
GLOBAL CROSSING LTD
filed 1998-11-16
CIK 1061322

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                       Commission File Number: 0 - 24565

                              GLOBAL CROSSING LTD.

             (Exact name of registrant as specified in its charter)

             BERMUDA                             98-0186828
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

                                  WESSEX HOUSE
                                 45 REID STREET
                             HAMILTON HM12, BERMUDA

                    (Address of principal executive offices)

                                 (441) 296-8600

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       --

The number of shares of the registrant's common stock, $.01 par value, (the only class of common stock of the Company outstanding) outstanding as of November 09, 1998: 205,042,900 shares.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX
                                                                            PAGE
                                                                            ----

Part I.    FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

               Consolidated Statements of Operations                           3

               Consolidated Balance Sheets                                     4

               Consolidated Statements of Cash Flows                           5

               Consolidated Statement of Changes in Shareholders' Equity       6

               Notes to Unaudited Consolidated Financial Statements            7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       18

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                                18

     Item 2. Changes in Securities and Use of Proceeds                        19

     Item 3. Defaults Upon Senior Securities                                  19

     Item 4. Submission of Matters to A Vote of Security Holders              19

     Item 5. Other Information                                                19

     Item 6.  Exhibits and Reports on Form 8-K                                20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                                                                                      Period
                                                                                                                From March 19, 1997
                                                            Three Months Ended              Nine months ended   (Date of Inception)
                                                   September 30, 1998  September 30, 1997  September 30, 1998  to September 30, 1997
                                                       (Unaudited)       (Unaudited)          (Unaudited)          (Unaudited)
                                                   --------------------------------------  -----------------------------------------
SALES AND OPERATING REVENUES                             $ 117,693       $       -            $ 218,949             $        -

EXPENSES
   Cost of capacity sold                                    49,238               -               90,438                      -
   Operations, administration and maintenance                8,182               -               10,652                      -
   Sales and marketing                                       6,342             102               13,655                    141
   Network development                                       2,919               -                7,234                      -
   General and administrative                                8,159             567               17,481                    670
   Termination of Advisory Services Agreement                    -               -              139,669                      -
   Stock related compensation expense                        9,660               -               33,058                      -
   Provision for doubtful accounts                           1,199               -                2,211                      -
                                                   --------------------------------------  -----------------------------------------
                                                            85,699             669              314,398                    811
                                                   --------------------------------------  -----------------------------------------
OPERATING INCOME (LOSS)                                     31,994            (669)             (95,449)                  (811)

EQUITY IN LOSS OF PACIFIC CROSSING LTD.                     (1,037)              -               (1,037)                     -

INTEREST INCOME (EXPENSE)
   Interest income                                           9,587           1,154               14,260                  2,501
   Interest expense                                        (17,984)              -              (25,660)                     -
                                                   --------------------------------------  -----------------------------------------
INCOME (LOSS) BEFORE INCOMES TAXES
   AND EXTRAORDINARY ITEM                                   22,560             485             (107,886)                 1,690
Provision for income taxes                                  (7,331)              -              (16,332)                     -

INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM                                                     15,229             485             (124,218)                 1,690
Extraordinary loss on retirement of senior notes                 -               -              (19,709)                     -
                                                   --------------------------------------  -----------------------------------------
NET INCOME (LOSS)                                           15,229             485             (143,927)                 1,690
Preference share dividends                                       -          (4,177)              (8,306)                (8,413)
Redemption of preference shares                                  -               -              (34,140)                     -
                                                   --------------------------------------  -----------------------------------------
NET INCOME (LOSS) APPLICABLE TO
    COMMON STOCKHOLDERS                                   $ 15,229        $ (3,692)          $ (186,373)            $   (6,723)
                                                   ======================================  =========================================

NET INCOME (LOSS) PER COMMON SHARE

   Net income (loss) before extraordinary item
      Basic                                                  $0.08          ($0.02)              ($0.98)                ($0.04)
      Diluted                                                $0.08          ($0.02)              ($0.98)                ($0.04)

   Extraordinary item
       Basic                                                 $0.00           $0.00               ($0.12)                 $0.00
      Diluted                                                $0.00           $0.00               ($0.12)                 $0.00

Net income (loss) to common stockholders
    Basic                                                    $0.08          ($0.02)              ($1.09)                ($0.04)
    Diluted                                                  $0.08          ($0.02)              ($1.09)                ($0.04)
-----------------------------------------------------------------------------------------  -----------------------------------------
Shares for computing basic income (loss) per share     184,808,340     162,886,967          170,685,928            162,886,967
Shares for computing diluted income (loss) per share   192,545,341     162,886,967          170,685,928            162,886,967

     See accompanying notes to unaudited consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share information)

                                                                                          September 30, 1998    December 31, 1997
                                                                                              (Unaudited)
                                                                                          ------------------    -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $ 491,094         $ 1,453
   Restricted cash and cash equivalents                                                              391,813          25,275
   Accounts receivable, net of allowance for doubtful accounts of $2,211                              29,110               -
   Other assets and prepaid costs                                                                     34,570           1,016
                                                                                             ----------------   -------------
                                                                                                     946,587          27,744

Long term accounts receivable                                                                         33,640               -
Capacity available for sale                                                                          213,835          21,200
Construction in progress                                                                             657,142         497,319
Deferred finance and organization costs - net of accumulated amortization of $8,853
     ($2,247 as of December 31, 1997)                                                                 41,600          25,934
Investment in Pacific Crossing Ltd.                                                                  162,109               -
                                                                                             ----------------   -------------
                                                                                                 $ 2,054,913       $ 572,197
                                                                                             ================   =============

LIABILITIES
Current liabilities:
   Accrued construction costs                                                                       $ 17,353        $ 52,004
   Accounts payable and accrued liabilities                                                           19,687           2,939
   Accrued interest                                                                                   28,661           1,641
   Deferred revenue                                                                                   38,253           5,325
   Current portion of long term debt                                                                  27,386
   Current portion of obligations under inland services agreement and capital lease                   33,344          30,189
                                                                                             ----------------   -------------
                                                                                                     164,684          92,098

Long term debt                                                                                       337,755         162,325
Senior notes                                                                                         796,370         150,000
Long term deferred revenue                                                                            12,407               -
Obligations under inland services agreements and capital lease                                        17,724           3,009
Deferred income taxes                                                                                  9,319               -
                                                                                             ----------------   -------------
    Total liabilities                                                                              1,338,259         407,432
                                                                                             ----------------   -------------

MANDATORILY REDEEMABLE PREFERENCE SHARES  (109,830 shares as of
    December 31, 1997, $1,000 liquidation per share (net of unamortized discount
    and issuance costs of $12,224 and $6,962))                                                             -          90,644

SHAREHOLDERS' EQUITY
   Common stock (205,042,900 shares issued and outstanding)                                            2,050           1,629
   Treasury stock (10,866,879 shares)                                                               (209,415)              -
   Other shareholders' equity                                                                      1,068,106          72,652
   Accumulated deficit                                                                              (144,087)           (160)
                                                                                             ----------------   -------------
                                                                                                     716,654          74,121
                                                                                             ----------------   -------------

                                                                                                 $ 2,054,913       $ 572,197
                                                                                             ================   =============

     See accompanying notes to unaudited consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In thousands, except share information)

                                                                                                                  Period
                                                                                                           From March 19, 1997
                                                                                      Nine months ended    (Date of Inception)
                                                                                      September 30,1998   to September 30, 1997
                                                                                         (Unaudited)           (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss applicable to common shareholders                                            $ (186,373)                $ (6,723)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Equity in the loss of Pacific Crossing Ltd.                                           1,037                        -
     Depreciation and amortization                                                           545                      117
     Provision for doubtful accounts                                                       2,211                        -
     Termination of Advisory Services Agreement                                          135,000                        -
     Stock related compensation expense                                                   33,058                        -
     Preference share dividends                                                            8,306                    8,413
     Premium on redemption of preference shares                                           34,140                        -
     Extraordinary loss on retirement of debt                                             19,709                        -
     Increase in accounts receivable                                                     (64,961)                       -
     Increase in other assets and prepaid costs                                          (33,962)                  (2,387)
     Increase in capacity available for sale                                            (192,635)                       -
     Capacity available for sale and transferred from construction in progress           238,554                        -
     Increase in deferred revenue                                                         45,335                        -
     Increase in income tax payable                                                        2,110                        -
     Increase in accounts payable and accrued liabilities                                 15,919                    3,275
     Increase in obligations under inland service agreements                              18,049                        -
     Increase in deferred income taxes                                                     9,319                        -
                                                                                   --------------    ---------------------
Net cash provided by operating activities                                                 85,361                    2,695
-------------------------------------------------------------------------------------------------    ---------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
     Finance and organizational costs incurred                                           (32,232)                 (24,433)
     Proceeds from issuance of common stock and Additional Paid-In-Capital               392,599                   73,736
     Cash reimbursement to certain shareholders                                           (7,047)                       -
     Preference share issuance costs                                                           -                   (7,530)
     Proceeds from issuance of preference shares                                               -                  100,000
     Redemption of preference shares                                                    (134,372)                       -
     Proceeds from long term debt                                                        202,816                    5,000
     Proceeds from issuance of senior notes                                              796,231                  150,000
     Retirement of senior notes                                                         (159,750)                       -
     Increase in restricted cash and cash equivalents                                   (366,538)                       -
                                                                                   --------------    ---------------------
                                                                                                     ---------------------
Net cash provided by financing activities                                                691,707                  296,773
-------------------------------------------------------------------------------------------------    ---------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Cash paid for construction in progress and capacity available for sale             (287,421)                (262,501)
     Investment in Pacific Crossing Ltd.                                                      (6)                       -
                                                                                   --------------    ---------------------
                                                                                                     ---------------------
Net cash used in investing activities                                                   (287,427)                (262,501)
-------------------------------------------------------------------------------------------------    ---------------------
NET INCREASE IN CASH                                                                     489,641                   36,967
CASH, beginning of period                                                                  1,453                        -
                                                                                   --------------    ---------------------
                                                                                                     ---------------------
CASH, end of period                                                                    $ 491,094                 $ 36,967
-------------------------------------------------------------------------------------------------    ---------------------

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES

     Costs incurred for construction in progress and capacity available for sale         398,376                  305,905
     (Increase) decrease in accrued construction costs                                    34,651                  (42,079)
     Increase in accrued interest on senior notes                                        (27,020)                       -
     Amortization of deferred finance and organization costs                              (6,607)                  (1,325)
     Increase in obligations under capital leases                                            179                        -
     PCG Warrants                                                                       (112,158)                       -
                                                                                   ==============    =====================
     Cash paid for construction in progress and capacity available for sale            $ 287,421                $ 262,501
                                                                                   ==============    =====================

SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTIVITIES:

   Common stock distributed to holders of preference shares
                                                                                             $ -                 $ 13,235
                                                                                   ==============    =====================

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:

   Investment in Pacific Crossing Ltd.                                                $ (163,146)                     $ -
   PCG Warrants                                                                          163,140                        -
                                                                                   --------------    ---------------------
                                                                                            $ (6)                     $ -
                                                                                   ==============    =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid and capitalized                                                        $ 28,632                  $ 4,563
                                                                                   ==============    =====================
   Interest paid (net of capitalized interest)                                              $ 23                      $ -
                                                                                   ==============    =====================

     Cash paid for taxes                                                                 $ 4,904                      $ -
                                                                                   ==============    =====================

     See accompanying notes to unaudited consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            (In thousands, except share and per share information)


                                                         Common Stock                        Other Shareholders' Equity
                                                         ------------                       -----------------------------

                                                                                 Treasury    Additional Paid     Unearned
                                                      Shares        Amount        Stock         in Capital     Compensation
                                                   -----------     -------       --------    ---------------   ------------
Balance, December 31, 1997                         162,886,976     $ 1,628            _       $    72,653     $

Issuance of common stock for
 cash on January 21 and April 22, 1998                 787,500           8                          2,780
Cash reimbursement to certain shareholders                 -           -                           (7,047)
Unearned compensation                                      -           -                           81,731        (81,731)
Compensation expense                                       -           -                              -           30,796
PCG Warrants                                        12,203,170         122                        275,175
Common stock issued in exchange for termination
 of Advisory Services Agreement                      7,105,263          71                        134,929
Preference share dividends                                 -           -                           (8,306)
Premium on redemption of preference shares                 -           -                          (34,140)
Repurchase of issued common stock from certain
 shareholders                                         (150,000)         (1)      (209,415)        209,416
Initial Public Offering                             22,210,000         222                        391,850
Net loss for period for nine months ended
 September 30, 1998                                        -           -
                                                   ___________     _______     __________      ___________     _________
Balance, September 30, 1998                        205,042,900     $ 2,050     $ (209,415)     $ 1,119,041     $ (50,935)
                                                   ===========     =======     ==========      ===========     =========


                                                                          Total
                                                    Accumulated       Shareholders'
                                                      Deficit            Equity
                                                    -----------      -------------
Balance, December 31, 1997                        $      (160)         74,121

Issuance of common stock for
 cash on January 21 and April 22, 1998                                  2,788
Cash reimbursement to certain shareholders                             (7,047)
Unearned compensation                                                     -
Compensation expense                                                   30,796
PCG Warrants                                                          275,297
Common stock issued in exchange for termination
 of Advisory Services Agreement                                       135,000
Preference share dividends                                             (8,306)
Premium on redemption of preference shares                            (34,140)
Repurchase of issued common stock from certain
 shareholders                                                             -
Initial Public Offering                                               392,072
Net loss for period for nine months ended
 September 30, 1998                                  (143,927)       (143,927)
                                                   __________       _________
Balance, September 30, 1998                        $ (144,087)      $ 716,654
                                                   ==========       =========

See accompanying notes to unaudited consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

(1)  ORGANIZATION AND BACKGROUND

Global Crossing Ltd. (the Company) is the world's first independent provider of global internet and long distance telecommunications facilities and services utilizing a network of undersea and terrestrial digital fiber optic cable systems. As such, the Company believes it is the first to offer "one-stop shopping" for its customers to multiple point-to-point destinations worldwide. The Company operates as a "carriers' carrier", providing tiered pricing and segmented products to licensed providers of international internet and telecommunications services. Capacity on the Company's network is offered to all customers on an open, equal access basis. The first five cable systems under development by the Company, together with associated terrestrial capacity, will form a state-of-the-art interconnected worldwide high capacity fiber optic network (the Global Crossing Network) consisting of Atlantic Crossing (AC-1), a system connecting the United States and Europe, Pacific Crossing (PC-1), a system connecting the United States and Asia, Mid-Atlantic Crossing (MAC), a system connecting the eastern United States and the Caribbean, Pan American Crossing (PAC), a system connecting the Western United States, Central America and the Caribbean, and Pan European Crossing (PEC), a 7,200 kilometer terrestrial system connecting 18 European cities to each other and to the undersea systems. The undersea component of the Global Crossing Network initially will total 51,300 kilometers. The Company is in the process of developing new cable systems and evaluating other business development opportunities, which will complement the Global Crossing Network.

(2) BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and for the three months ending September 30, 1997, and the period from March 19, 1997 (Date of Inception) to September 30, 1997 include the accounts of the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying unaudited consolidated financial statements do not include all footnotes and certain financial presentation normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-4 (Registration No. 333-61457) filed as amended, as of October 14, 1998.

(3) PENDING AND NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130) and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and

Related Information" (SFAS 131). SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. There was no impact to the financial statements due to the adoption of SFAS 130 in the first nine months of 1998. Management does not expect the impact of the adoption of SFAS 131 on the Company's financial position or results of operations to be material.

The Financial Accounting Standards Board has also recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which is effective for periods beginning after June 15, 1999. Management does not expect the impact of the adoption of SFAS 133 on the Company's financial position or results of operations to be material.

(4) NET INCOME (LOSS) PER COMMON SHARE

Basic EPS is computed by dividing net income (loss) available to common shareholders less preferred dividends of $8.3 million for the nine months ended September 30, 1998 and $8.4 million for the period from March 19, 1997 (Date of Inception) to September 30, 1997, by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 184.8 and 170.7 million for the three and nine months ended September 30, 1998, respectively, and 162.9 million for both the three months ended September 30, 1997, and the period from March 19, 1997 (Date of Inception) to September 30, 1997. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities increased the weighted average number of common shares by
7.7 million for the three months ended September 30, 1998. For the nine months ended September 30, 1998, the three months ended September 30, 1997 and the period from March 19, 1997 (Date of Inception) to September 30, 1997, earning per share were anti-dilutive.

(5) SHAREHOLDERS' EQUITY

Stock Option Plan. During the nine months ended September 30, 1998, the Company granted stock options for an aggregate of 13,749,200 shares of common stock under the 1998 Stock Incentive Plan of which 1,602,000 have been forfeited. On September 30, 1998, stock options covering 12,147,200 shares of common stock were outstanding. Details of the Stock Option Plan are included in the Company's Registration Statement on Form S-1 (Registration No. 333-53393), filed as amended, as of August 13, 1998.

During the three months ended September 30, 1998 the Company entered into an employment arrangement with a key executive and granted him the right to purchase 800,000 shares of stock at $4.00 per share. The right to purchase one third of these shares vested immediately and the balance will vest over two years. The Company recorded the excess of the fair market value of these rights over the purchase price as unearned stock compensation in the amount of $14.6 million during the quarter. The unearned compensation is being recognized as an expense over the vesting period of the rights.

Initial Public Offering. In August 1998, the Company and certain of its shareholders completed an Initial Public Offering (the Offering) of 24,150,000 shares of common stock, of which the Company sold 22,210,000 shares and the remaining 1,940,000 shares were sold by certain shareholders of the Company, at a price of $19.00 per share. The Company received aggregate net proceeds from the Offering of $392.1 million, net of underwriting discounts, commissions and costs of $29.9 million.

Immediately prior to the Company's Offering, certain warrants (PCG Warrants) then outstanding were converted into a fraction of common stock based upon the ratio of the per share valuation at the time of conversion, less the per share exercise price of the warrants divided by the per share valuation at the time of conversion, together with a new warrant (New PCG Warrants) to purchase the remaining fraction of such shares at an exercise price equal to the Offering price of $19.00 per share. This transaction increased Additional Paid-in-Capital by $275.3 million. For a detailed discussion of the PCG Warrant conversion, reference is made to the Company's Registration Statement on Form S-4 (Registration No. 333-61457) filed as amended, as of October 14, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Revenues. During the three months ended September 30, 1998, the Company executed Capacity Purchase Agreements (CPAs) totaling approximately $211.3 million bringing the total since inception to $767.3 million. Of this amount, the Company recognized revenues of $115.9 million on sales of capacity relating to AC-1 for the three months ended September 30, 1998, in addition to revenues from operation and maintenance services of $1.8 million. Of the $767.3 million executed CPAs, $550.6 million has not yet been reflected in the financial statements because the related segment has not reached Ready-For-Service (RFS) or the purchaser has not obtained the right to use the capacity. During the three months ended September 30, 1998, the Company entered into CPAs with two additional international telecommunications carriers providing for the sale of approximately 10% of the minimum projected sales capacity of 512 circuits on the AC-1 system.

Cost of capacity sold. For the three months ended September 30, 1998, the Company recognized as a non cash expense $49.2 million in cost of capacity sold, resulting in a gross margin on capacity sales of 58%. The Company calculates cost of capacity sold for AC-1 based on the ratio of the period's actual revenue to total expected revenues given a minimum projected sales capacity of 512 circuits times the construction cost of the system. This calculation of cost of sales matches costs with the relative value of each sale. Cost of capacity sold also includes the cost of terrestrial capacity sold, a cash expense, during the three months ended September 30, 1998, of approximately $7.7 million. There were no sales or related costs recognized in the three months ended September 30, 1997, as the Company was in its development stage.

Operation, administration and maintenance (OA&M). The Company incurred OA&M costs on AC-1 of $8.2 million during the three months ended September 30, 1998. The Company has entered into an agreement with Tyco Submarine Systems, Ltd.
(TSSL) relating to operations, administration and maintenance of AC-1 which limits the Company's total OA&M expense for the system. Following the AC-1 full system RFS date, the Company anticipates that its OA&M costs will be largely recovered through charges to its customers under the terms of CPAs. There were no OA&M costs in the three months ended September 30, 1997, as the Company was in its development stage.

Sales and marketing. During the three months ended September 30, 1998, the Company incurred sales and marketing expenses of $6.3 million, including commissions of $3.4 million incurred on the capacity sales recognized during this period. During the three months ended September 30, 1997, the Company incurred sales and marketing costs of approximately $0.1 million. The increase from 1997 was due to additions in headcount, occupancy costs, plus marketing, commissions paid and other promotional expenses to support the Company's rapid growth.

Network development. The Company incurred network development costs during the three months ended September 30, 1998 of $2.9 million relating to the development of systems. No such costs were incurred during the three months ended September 30, 1997.

General and administrative. General and administrative expenses totaled $8.2 million during the three months ended September 30, 1998, and was comprised principally of salaries, employee benefits and recruiting fees reflecting the Company's staffing for multiple systems, travel, insurance costs, rent expenses, plus depreciation and amortization. During the three months ended September 30, 1997, the Company incurred general and administrative costs of approximately $0.6 million.

Stock related compensation expense. On August 9, 1998 and September 18, 1998, the Board of Directors approved the issuance of options relating to 507,750 and 99,500 shares of common stock, respectively, under the Company's Stock Incentive Plan. These options have exercise prices of $19.00 and $20.50 per share, respectively, and have a three-year vesting period and a ten-year expiration period. These options were issued at fair market value and therefore, did not effect stock related compensation expense.

During the three months ended September 30, 1998 the Company entered into an employment arrangement with a key executive, hired during the third quarter, and granted him the right to purchase 800,000 shares of stock at $4.00 per share. The right to purchase one third of these shares vested immediately and the balance will vest over two years. The Company recorded the excess of the fair market value of these rights over the purchase price as unearned stock compensation in the amount of $14.6 million during the three months ended September 30, 1998. The unearned compensation is being recognized as an expense over the vesting period of the rights.

The Company recognized approximately $9.7 million of compensation expense during the three months ended September 30, 1998 relating to options issued under its Stock Incentive Plan, plus the rights granted to the key executive which vested immediately. The Company's Stock Incentive Plan commenced on January 21, 1998 and therefore no issuances were made during the three months ended September 30, 1997.

Equity in loss of Pacific Crossing Ltd. During April 1998, the Company entered into a joint venture to construct an undersea cable system, PC-1. PC-1 is owned and operated by Pacific Crossing Ltd. (PCL). The Company has an economic interest in PCL represented by a 50% direct voting interest and, through one of the joint venture partners, owns a further 8% economic non-voting interest. The $1.0 million loss represents the Company's 58% equity in the loss of this joint venture for the three months ended September 30, 1998.

Interest income. The Company earned interest income of $9.6 million and $1.2 million in the three months ended September 30, 1998 and 1997, respectively. Such interest income represents earnings on cash raised from financings, the Company's Offering, and on CPA deposits.

Interest expense. During the three months ended September 30, 1998, the Company incurred $30.7 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $12.7 million, and expensed $18.0 million. During the three months ended September 30, 1997, the Company incurred interest costs of $0.3 million, all of which was capitalized to construction in progress.

Provision for income taxes. The income tax provision of $7.3 million for the three months ended September 30, 1998, provides for taxes on profits earned from capacity sales and OA&M revenues where subsidiaries of the Company have a presence in taxable jurisdictions. During the three months ended September 30, 1997, the Company has incurred operating losses, which relate to non-taxable jurisdictions and therefore, such losses cannot be applied against future taxable earnings. Accordingly, no tax provision or deferred tax benefit was recorded in 1997.

Preference share dividends. During the three months ended September 30, 1998, there were no preference share dividends since the preference shares were redeemed during June 1998. Preference share dividends for the three months ended September 30, 1997, were $4.2 million.

Net income. During the three months ended September 30, 1998 the Company reported net income of $15.2 million compared to net income of $0.5 million in the three months ended September 30, 1997.

Net income (loss) applicable to common shareholders. During the three months ended September 30, 1998, the Company reported net income applicable to common shareholders of $15.2 million. During the three months ended September 30, 1997, the Company reported a net loss applicable to common shareholders of $3.7 million resulting from $4.2 million of dividends on preference shares.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND THE PERIOD FROM MARCH 19, 1997 (DATE OF INCEPTION) TO SEPTEMBER 30, 1997

Revenues. During the nine months ended September 30, 1998, the Company executed CPAs totaling approximately $626.3 million bringing the total since inception to $767.3 million. Of this amount, the Company recognized revenues of capacity on AC-1 of $216.7 million for the nine months ended September 30, 1998, in addition to revenues from operations and maintenance services of $2.2 million. The remaining $550.6 million has not yet been reflected in the financial statements because the related segment has not reached RFS, or the purchaser has not obtained the right to use the capacity. During the nine months ended September 30, 1998, the Company entered into CPAs with 24 international telecommunications carriers providing for the sale of approximately 29% of the minimum projected sales capacity of 512 circuits on the AC-1 system.

Cost of capacity sold. For the nine months ended September 30, 1998, the Company recognized $90.4 million in costs of capacity sold, resulting in a gross margin on capacity sales of 58%. The Company calculates cost of capacity sold for AC-1 based on the ratio of the period's actual revenue to total expected revenues given a minimum projected sales capacity of 512 circuits times the construction costs of the system. This calculation of cost of sales matches costs with the relative sales value of each sale. Cost of capacity sold also includes the cost of terrestrial capacity sold during the nine months ended September 30, 1998, of approximately $16.6 million. There were no sales or related costs recognized for the period from March 19, 1997 (Date of Inception) to September 30, 1997, as the Company was in its development stage.

Operation, administration and maintenance (OA&M). The Company incurred OA&M costs of $10.7 million during the nine months ended September 30, 1998. The Company entered into an agreement with TSSL relating to operations, administration and maintenance of AC-1, which limits the Company's total OA&M expense for the system. Following the AC-1 full system RFS date, the Company anticipates that its OA&M costs will be largely recovered through charges to its customers under the terms of CPAs. There were no OA&M costs during the period March 19, 1997 (Date of Inception) to September 30, 1997, as the Company was in its development stage.

Sales and marketing. During the nine months ended September 30, 1998, the Company incurred sales and marketing expenses of $13.7 million, including commissions of $7.5 million incurred on the capacity sales recognized during this period. During the period from March 19,

1997 (Date of Inception) to September 30, 1997, the Company incurred sales and marketing costs of approximately $0.1 million. The increase from 1997 was due to additions in headcount, occupancy costs, plus marketing, commissions paid and other promotional expenses to support the Company's rapid growth.

Network development. The Company incurred network development costs during the nine months ended September 30, 1998 of $7.2 million relating to the development of systems. No such costs were incurred during the period from March 19, 1997 (Date of Inception) to September 30, 1997.

General and administrative. General and administrative expenses totaled $17.5 million during the nine months ended September 30, 1998, and comprised principally of salaries, employee benefits and recruiting fees reflecting the Company's staffing for multiple systems, travel, insurance costs, rent expenses, plus depreciation and amortization. During the period from March 19, 1997 (Date of Inception) to September 30, 1997, the Company incurred general and administrative costs of $0.7 million.

Termination of Advisory Services Agreement with PCG Telecom Services LLC. In connection with the development and construction of AC-1, Atlantic Crossing Ltd.
(ACL) entered into an Advisory Services Agreement with PCG Telecom Services LLC, an affiliate of the Company, providing for the payment by the Company of an advisory fee of 2.0% of the gross revenues of ACL. The Company's Board of Directors also approved similar advisory fees and authorized the Company to enter into similar agreements with respect to other cable systems being developed by the Company. The Company has acquired the rights of the persons entitled to the fees payable under these agreements in consideration for the issuance by the Company of common stock which had at the time of issuance an aggregate value of $135.0 million, and the cancellation of approximately $2.7 million owed to the Company under a related advance agreement. This charge of $137.7 million is reflected in the statement of operations for the nine month period ended September 30, 1998. In addition, the Company recognized approximately $2.0 million of advisory fees incurred prior to termination of the contract.

Stock related compensation expense. On January 21, April 3, June 12, August 9 and September 18, 1998, the Board of Directors approved the issuance of options relating to 4,231,500; 5,557,500; 3,352,950; 507,750 and 99,500 shares of common stock, respectively, under the Company's Stock Incentive Plan. The options granted in January and April have an exercise price of $1.67 per share, those granted in June have an exercise price of $6.67 per share, those granted in August have an exercise price of $19.00 per share and those granted in September have an exercise price of $20.50 per share. These options generally have three-year vesting periods and ten-year expiration periods. The Company recorded unearned compensation of $67.1 million related to these options. The options granted on August 9 and September 18 were issued at fair market value and therefore did not effect stock related compensation expense.

During the nine months ended September 30, 1998 the Company entered into an employment arrangement with a key executive, hired during the third quarter, and granted him the right to purchase 800,000 shares of stock at $4.00 per share. The right to purchase one third of these shares vested immediately and the balance will vest over two years. The Company recorded the excess of the fair market value of these rights over the purchase price as unearned stock compensation in the amount of $14.6 million during the nine months ended September 30, 1998. The unearned compensation is being recognized as an expense over the vesting period of the rights.

The Company recognized approximately $25.9 million of stock related compensation expense during the nine months ended September 30, 1998 relating to options issued under its Stock Incentive Plan, $4.9 million for the vested rights granted to a key executive and $2.3 million in respect of shares issued during the period. The Company's Stock Incentive Plan commenced on January 21, 1998 and therefore no issuances were made during the period from March 19, 1997 (Date of Inception) to September 30, 1997.

Equity in loss of Pacific Crossing Ltd. During April 1998, the Company entered into a joint venture to construct a cable system project, PC-1. PC-1 is owned and operated by PCL. The Company has an economic interest in PCL represented by a 50% direct voting interest and, through one of the joint venture partners, owns a further 8% economic non-voting interest. The $1.0 million loss represents the Company's 58% equity in the loss of this joint venture for the nine months ended September 30, 1998.

Interest income. The Company reported interest income of $14.3 million in the nine months ended September 30, 1998 and $2.5 million during the period from March 19, 1997 (Date of Inception) to September 30, 1997. Such interest income represents earnings on cash raised from financings, the Company's Offering, and on CPA deposits.

Interest expense. During the nine months ended September 30, 1998, the Company incurred $62.6 million in interest expense, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $36.9 million, and expensed $25.7 million. During the period from March 19, 1997 (Date of Inception) to September 30, 1997, the Company incurred interest expense of $19.2 million, all of which was capitalized to construction in progress.

Provision for income taxes. The income tax provision of $16.3 million for the nine months ended September 30, 1998, provides for taxes on profits earned from capacity sales and OA&M revenues where subsidiaries of the Company have a presence in taxable jurisdictions. During the period from March 19, 1997 (Date of Inception) to September 30, 1997, the Company has incurred operating losses, which relate to non-taxable jurisdictions and therefore, such losses incurred to date cannot be applied against future taxable earnings. Accordingly, no tax provision or deferred tax benefit was recorded in 1997.

Extraordinary item. On May 18, 1998, the Company recognized an extraordinary loss of $19.7 million on the repurchase by Global Telesystems Holdings Ltd.
(an indirect subsidiary of the Company) of its senior notes (GTH senior notes), comprising of a premium of $9.8 million and a write-off of $9.9 million of unamortized deferred financing costs.

Preference share dividends. The former preference shares of Global Crossing Holdings Ltd. (GTH preference shares) accrued compounding dividends at an annual rate of 14%. During the nine months ended September 30, 1998, the Company recorded preference share dividends of approximately $8.3 million. Preference share dividends for the period from March 19, 1997 (Date of Inception) to September 30, 1997, were $8.4 million.

Redemption of preference shares. The redemption of the GTH preference shares occurred on June 17, 1998 and resulted in a $34.1 million charge against equity. This amount was comprised of a $15.9 million redemption premium and a write-off of $18.2 million of unamortized discount and issuance costs. The redemption premium and write-off of unamortized discount and issuance costs are treated as a deduction to arrive at net loss applicable to common shareholders in the consolidated statement of operations.

Net income (loss). The Company incurred a net loss of $143.9 million for the nine months ended September 30, 1998, compared to net income of $1.7 million in the period from March 19, 1997 (Date of Inception) to September 30, 1997. The net loss for the nine months ended September 30, 1998 reflects an extraordinary loss on retirement of the GTH senior notes of $19.7 million and a non-recurring charge of $139.7 million relating to the termination of its Advisory Services Agreement. The Company's net income before these items would have been $15.5 million.

Net income (loss) applicable to common shareholders. During the nine months ended September 30, 1998, the Company reported a net loss applicable to common shareholders of $186.4 million. This loss reflects GTH preference share dividends of $8.3 million and the redemption of GTH preference shares of $34.1 million. During the period from March 19, 1997 (Date of Inception) to September 30, 1997, the Company incurred a net loss applicable to common shareholders of $6.7 million after GTH preference share dividends of $8.4 million.

BALANCE SHEET AS OF SEPTEMBER 30, 1998

Cash and cash equivalents. At September 30, 1998, cash and cash equivalents of $491.1 million include proceeds of the Company's Offering of $392.1 million.

Restricted cash and cash equivalents. At September 30, 1998, restricted cash and cash equivalents includes: $231.0 million for the collateralization of the credit facility used to make initial payments on the PC-1 construction, $74.8 million reserved for funding future interest payable on the senior notes, and $86.0 million received pursuant to CPAs on AC-1 only in accordance with the terms of the AC-1 credit facility. These funds may be used only for purchases of terrestrial capacity relating to AC-1, interest and principal payments on the AC-1 credit facility and to fund reserves for future upgrades to AC-1.

Capacity available for sale, Construction in progress and Investment in PCL. The Company's investment in capacity available for sale, construction in progress, and investment in PCL totaled approximately $1,033 million as of September 30, 1998. Upon the Company's Offering, each PCG Warrant then outstanding was converted into a fraction of common stock based upon the ratio of the per share valuation at the time of conversion less the per share exercise price of the warrants, divided by the per share valuation at the time of conversion, together with a new warrant (New PCG Warrants) to purchase the remaining fraction of shares at an exercise price equal to the Offering price of $19.00 per share. This transaction increased Additional Paid-in-Capital by $275.3 million. This amount was allocated on a pro rata basis to PCL, PAC and MAC according to the estimated cost of each system. Accordingly, the Company recorded as an investment in PCL $163.1 million and as Construction in Progress for PAC and MAC $64.6 million and $47.6 million, respectively. For a detailed discussion of the PCG Warrant conversion reference, is made to the Company's Registration Statement on Form S-4 (Registration No. 333-61457) filed as amended, as of October 14, 1998.

Long term debt and senior notes. The long term debt of $337.8 million as of September 30, 1998 represents the long term portion of the Company's outstanding balance on the AC-1 Credit Facility. The senior note balance of $796.4 million represents the net proceeds from the issuance by Global Crossing Holdings Ltd. (a direct subsidiary of the Company) of $800 million of its senior notes (GCH senior notes) adjusted for amortization of the original issue discount.

During the nine months ended September 30, 1998, the Company paid fees of $7.0 million to PCG, a stockholder of the Company, relating to system evaluation costs incurred by PCG. This amount was treated as a dividend and charged against Additional Paid-In-Capital.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital expenditure requirements involve the construction of undersea and terrestrial cable systems. As of September 30, 1998 and September 30, 1997, respectively, the Company had incurred approximately $764.2 million and $298.5 million, respectively, of capital expenditures in respect of AC-1, principally for system construction costs and purchases of terrestrial capacity. The Company was also committed to a further $44.1 million, as of September 30, 1998, and $364.5 million, as of September 30, 1997, of capital expenditures under the AC-1 Contract in connection with the completion of AC-1. Terrestrial capacity purchases are recorded at the present value of future payments (excluded from such payments are amounts attributable to OA&M required to be made by the Company for such capacity).

The total cost of AC-1 is estimated at approximately $750 million, excluding purchases of terrestrial capacity and potential future upgrades but including financing costs capitalized during the period AC-1 is under construction. As of September 30, 1998 and September 30, 1997, the Company had borrowings outstanding of $365.1 million and $5.0 million, respectively, under the AC-1 Credit Facility.

On May 18, 1998, the Company obtained $796.2 million in proceeds from the issuance of the GCH senior notes. The Company utilized the net proceeds from these notes (i) to purchase all of the $150 million outstanding GTH senior notes, (ii) to redeem all of the $100 million outstanding GTH preference shares,
(iii) to repay in full the $67.2 million outstanding under its bridge credit facility, (iv) to make approximately $315 million of equity investments in certain of the Company's systems and (v) for general corporate purposes, including $74 million to fund a one-year interest reserve on GCH senior notes.

During August 1998, the Company completed its Offering and received net proceeds of $392.1 million, which the Company intends to use for (i) construction of the Global Crossing Network, (ii) investment in telecommunications companies and Internet service providers, (iii) investment in Global Access Limited (the company which will provide intra-Japan telecommunication services for PC-1) and
(iv) general corporate purposes. As of September 30, 1998, these proceeds were invested in short-term, interest-bearing U.S. Government securities and certain other short term, investment grade securities.

Cash provided by operating activities was approximately $85.4 million for the nine months ended September 30, 1998, and $2.7 million for the period from March 19, 1997 (Date of Inception) to September 30, 1997, and principally represents cash received from deposits and payments for activated capacity pursuant to signed CPAs, plus interest income received, less sales and marketing, network development, and general and administrative expenses paid.

Cash provided by financing activities was approximately $691.7 million for the nine months ended September 30, 1998, and primarily represents borrowings under the AC-1 Credit Facility, proceeds from the issuance of GCH senior notes and proceeds from the Offering, less the redemption of the GTH preference shares and the retirement of the GTH senior notes and less the increase in proceeds on borrowings held in restricted cash and cash equivalents. Cash provided by financing activities of $296.8 million for the period from March 19, 1997 (Date of Inception) to September 30, 1997, relates to net proceeds from the issuance of common stock, GTH preference shares and GTH senior notes, and borrowings under the AC-1 Credit Facility, less finance and organization costs paid, and less costs related to the issuance of common and preferred stock.

Cash used in investing activities was approximately $287.4 million and $262.5 million for the nine months ended September 30, 1998, and the period from March 19, 1997 (Date of Inception) to September 30, 1997, respectively, and represents cash paid for Construction in Progress.

The Company is currently actively developing four additional systems, PC-1, MAC, PAC and PEC. The Company estimates that the costs of constructing these systems will total approximately $2,725 million, including financing costs but excluding potential future upgrades and amounts capitalized with respect to the PCG Warrants. The Company expects to use approximately $315 million of the net proceeds from the senior notes to fund initial investments in PC-1, MAC and PAC.

Effective June 26, 1998, the Company signed a commitment letter for the $240 million non-recourse project debt financing of MAC. Effective July 21, 1998, the Company signed a commitment letter for $310 million non-recourse project debt financing of PAC. Effective July 30, 1998, the Company entered into a credit agreement for the $850 million non-recourse project debt financing of PC-1 (including $50 million for the initial upgrade of the PC-1 system).

Because the Company's cost of developing and constructing its systems, as well as operating its business, will depend on a variety of factors (including the Company's ability to successfully negotiate construction supply contracts at favorable prices, the ability of the Company to generate sufficient sales to customers, changes in the competitive environment of the markets served by the Company, the estimated levels of participation by the Company's joint venture partners, and changes in technology), actual costs and revenues may vary from expected amounts, possibly materially, and such variations will likely impact the Company's future capital requirements. The development of additional systems, which may be pursued by the Company, would lead to additional future capital requirements.

The Company has raised or expects to raise the additional capital required to finance these cable systems through a combination of commercial bank borrowings, non-recourse project financings, public and private offerings of debt and equity securities, vendor financing, and sales of dark fiber on PEC. In this regard, Subsequent to the period ending September 30, 1998, the Company has signed an agreement valued at approximately $100 million with Cable & Wireless for the sale of dark fiber on its PEC network. There can be no assurance that the Company will be successful in raising additional capital at all or on terms acceptable to the Company. Reference is made to the Company's Registration Statement on Form S-1 (File No. 333-53393) as amended, on August 13, 1998, for a discussion of the "Risk Factors--Substantial Future Capital Requirements" and "Risk Factors--Risks Related to Completing the Company's Cable Systems."

During April 1998, a supply contract (the PC-1 Contract) was entered into with TSSL to construct PC-1. The estimated total cost of PC-1 is $1,200 million, including financing costs which will be capitalized during the period PC-1 is under construction. Of this amount the Company will be required to make
payments of approximately $232 million.   This amount has been placed in escrow
pursuant to the terms of the PC-1 credit facility and is included in amounts shown as restricted cash. The balance of the $1,200 million will be funded by the joint venture partners and the PC-1 credit facility. During June 1998, the Company entered into a supply contracts (the MAC Contracts) with Alcatel Submarine Networks (Alcatel) and TSSL requiring construction payments of approximately $250 million to construct MAC. In July 1998, the Company entered into a supply contract (the PAC Contract) requiring construction payments of approximately $350 million with TSSL to construct PAC.

The Company has extended financing to a small number of customers in connection with certain CPAs. The financing terms provide for installment payments over a period of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

The Company has entered into commission sharing agreements providing for the payment to third parties of commissions with respect to marketing of capacity on the AC-1 and PC-1 systems. Payments by the Company of these commissions is fully contingent upon the receipt by the Company of cash payment under the related CPAs and, accordingly, payment by the Company of these commissions has no material effect on its liquidity.

YEAR 2000 COMPLIANCE

The Company believes that its computer information systems will enable it to process transactions relating to Year 2000 and beyond and that its computer systems will be Year 2000 compliant. The Company has received assurances from TSSL and Lucent Technologies regarding Year 2000 compliance status of these suppliers, but does not currently have such information regarding its customers and other suppliers of the Company's networks. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that include, among others, statements concerning the Company's plans to effect the design, construction, and operations of, and sales of capacity on, its planned telecommunications systems, expectations as to funding its future capital requirements and other statements of expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. Management cautions the reader that these forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed or implied by the statements. The most important factors that could prevent the Company from achieving its goals include, but are not limited to, failure by the Company to: (i) complete its systems within currently estimated time frames and budgets, (ii) sell capacity on its systems, (iii) make a successful transition from a system development to an operating company and
(iv) effectively compete in the context of a rapidly evolving market characterized by intense price competition and unpredictable levels of demand for telecommunication capacity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the Company's Registration Statement on Form S-1 (File No. 333-53393) as amended, on August 13, 1998, for a discussion of the risks, uncertainties and other factors that may affect the Company's business.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently subject to any material legal claims or proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Registered Securities and Use of Proceeds. During August 1998, the Company and certain of its shareholders completed an offering (the Offering) of 24,150,000 shares of its common stock. Global Crossing's common stock is traded on both the NASDAQ National Market and the Bermuda Stock Exchange under the symbol "GBLX."

The lead underwriters in the Offering were Smith Barney Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, CIBC Oppenheimer Corp., Deutsche Bank Securities Inc., Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the Registration Statement) (File No. 333-53393) that was declared effective by the SEC on August 13, 1998.

A total of 24,150,000 shares of common stock were registered under the Registration Statement for an aggregate amount of $458,850,000 (based upon the Offering price of $19.00 per share). 22,210,000 shares were sold by the Company at an aggregate price of $421,990,000 (exclusive of underwriting discounts, commissions and other costs) and 1,940,000 shares of common stock were sold by selling shareholders at an aggregate price of $36,860,000 (exclusive of underwriting discounts, commissions and other costs).

After deducting the underwriting discounts, commissions and costs of $29.9 million in connection with the Offering, the Company received net proceeds from the Offering of $392.1 million. As it disclosed in its Registration Statement, the Company intends to use these proceeds for: (i) investments in the Global Crossing Network, (ii) minority investments in telecommunications companies and Internet service providers, (iii) funding the investment in Global Access Limited and (iv) general corporate purposes. As of September 30, 1998, the proceeds from the Offering were invested in short-term, interest-bearing U.S. Government securities and certain other short term, investment grade securities. There are 205,042,900 shares of common stock outstanding after the Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Any proposal of a shareholder intended to be presented at the Company's 1999 Annual Meeting of Shareholders, and to be included in the related proxy statement, must be received at the Company's principal executive offices on or before December 15, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit
Number Description
       -----------

3.1*  Certificate of Incorporation of the Company.

3.2** Amended and restated Bye-laws of the Company.

4.1*  Form of Certificate for common stock.

4.2* Indenture, dated as of May 18, 1998, between Global Crossing Holdings Ltd. and the United States Trust Company of New York, as Trustee.

4.3* Registration Agreement dated as of May 18, 1998, among the Company, Global Crossing Holdings Ltd. and the other parties named therein.

4.4* Form of Registration Rights Agreement among the Registrant and the investors named therein.

4.5* Credit Agreement, dated as of June 27, 1997 (the "Credit Agreement"), among Global Telesystems Ltd., various financial institutions named therein, Deutsche Bank AG, New York Branch and Canadian Imperial Bank of Commerce, as Lead Agents, Deutsche Bank AG, New York Branch, as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent, Documentation Agent and the Issuing Bank and Deutsche Morgan Grenfell Inc. and CIBC Gundy Securities Corp., as Arrangers.

4.6* First Amendment and Consent, dated as of December 15, 1997, to Credit Agreement, among Global Telesystems Ltd., the lenders named therein, Deutsche Bank AG, New York Branch and Canadian Imperial Bank of Commerce, as Lead Agents, Deutsche Bank AG, New York Branch, as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent, Documentation Agent and the Issuing Bank and Deutsche Morgan Grenfell Inc. and CIBC Gundy Securities Corp., as Arrangers.

4.7* Form of Amended and Restated Shareholders' Agreement among GCT Pacific Holdings, Ltd., SCS (Bermuda) Ltd., Marubeni Pacific Cable Limited and Pacific Crossing Ltd.

9.1* Form of Shareholders' Agreement among the Company and the shareholders named therein.

10.1* Form of 1998 Global Crossing Ltd. Stock Incentive Plan.

10.2* Project Development and Construction Contract, dated as of March 18, 1997, among Tyco Submarine Systems Ltd., formerly AT&T Submarine Systems, Inc. and Atlantic Crossing Ltd., formerly Global Telesystems Ltd.

10.3* Project Development and Construction Contract, dated as of April 21, 1998, among Tyco Submarine Systems, Ltd. and Pacific Crossing Ltd.

10.4* Project Development and Construction Contract, dated as of June 2, 1998, among Alcatel Submarine Networks and Alcatel Submarine Networks, Inc. and Mid-Atlantic Crossing Ltd.

10.5*** Project Development and Construction Contract, dated as of July 21, 1998 among Tyco Submarine Systems Ltd. And Pan American Crossing Ltd.


27.1    Financial Data Schedule.

(b) Reports

None.
_______________
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-53393).
** Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-61457).
*** Portions have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Crossing Ltd.,
a Bermuda corporation



By: /s/ Dan J. Cohrs
   -------------------------------
        Dan J. Cohrs
Senior Vice President and Chief Financial Officer


November 12, 1998