Form 10-K405
period 1998-12-31
GLOBAL CROSSING LTD
filed 1999-03-31
CIK 1061322

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
                       Commission File Number: 000-24565

                             GLOBAL CROSSING LTD.

                BERMUDA                                 98-0189783
                                              (I.R.S. Employer Identification
    (State or other jurisdiction of                        No.)
    incorporation or organization)

                                 WESSEX HOUSE
                                45 REID STREET
                            HAMILTON HM12, BERMUDA
                   (Address Of Principal Executive Offices)
                                (441) 296-8600
             (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

       Title of Each Class                              Names of Each Exchange on Which Registered
Common Stock, par value $.01 per share                           Nasdaq National Market

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 12, 1999, based on the closing price of the common stock reported on the Nasdaq National Market on such date of $49.38 per share, was $4,556,300,411.

  The number of shares of the Registrant's common stock, par value $0.01 per share, outstanding as of March 12, 1999, was 411,343,072.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                  For The Fiscal Year Ended December 31, 1998

                                     INDEX

                                                                           Page
                                                                           ----
 Part I.
 Information Regarding Forward-Looking Statements........................     1
 Item 1.   Business......................................................     1
 Item 2.   Properties...................................................    20
 Item 3.   Legal Proceedings............................................    20
 Item 4.   Submission of Matters to a Vote of Security Holders..........    20

 Part II.
 Item 5.   Market for the Registrant's Common Stock and Related
           Shareholder Matters..........................................    21
 Item 6.   Selected Financial Data......................................    23
 Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    26
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...    34
 Item 8.   Financial Statements and Supplementary Data..................    34
 Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................    34

 Part III.
 Item 10.  Directors and Executive Officers of the Registrant...........    35
 Item 11.  Executive Compensation.......................................    38
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management...................................................    45
 Item 13.  Certain Relationships and Related Transactions...............    46

 Part IV.
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................    51

 Consolidated Financial Statements.......................................  F-1

 Signatures..............................................................  S-1

                                    PART I

  In this Annual Report on Form 10-K, "GCL" refers to Global Crossing Ltd. and the "Company," "Global Crossing," "We," "Our" and "Us" refers to GCL and its consolidated subsidiaries (unless the context otherwise requires).

  In this Annual Report on Form 10-K, share amounts and values relating to our common stock have been adjusted (unless the context otherwise requires) for the 2-for-1 stock split of our common stock, in the form of a stock dividend, effectuated on March 9, 1999.

  Throughout this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars.

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

  We have included "forward-looking statements" throughout this Annual Report on Form 10-K. These statements describe our attempt to predict future occurrences. We use the words "believe," "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:

  . our ability to complete our systems within currently estimated time frames and budgets,

  .  our ability to sell capacity on our systems,

  . our successful transition from a system development company to an operating company, and

  . our ability to compete effectively in a rapidly evolving and price competitive marketplace.

  This list is only an example of some of the risks, uncertainties and assumptions that may affect our forward-looking statements. If any of these risks or uncertainties materialize (or fail to materialize), or if the underlying assumptions prove incorrect, actual results may differ materially from those projected in the forward-looking statements.

ITEM 1. BUSINESS

Overview

  Global Crossing Ltd. is the world's first independent global provider of state-of-the-art Internet and long distance telecommunications facilities and related services utilizing a network of undersea and terrestrial digital fiber optic cable systems (the "Global Crossing Network"). We believe we are the first to offer "one-stop shopping" for our customers to multiple destinations worldwide. We currently operate as a "carriers' carrier", providing tiered pricing and segmented products to licensed providers of international telecommunications services. Capacity on the Global Crossing Network is offered to all customers on an open, equal access basis. The systems completed or under development will form a state-of-the-art interconnected worldwide high capacity fiber optic network: Atlantic Crossing ("AC-1") and Atlantic Crossing-2 ("AC-2"), undersea systems connecting the United States and Europe; Pacific Crossing ("PC-1"), an undersea system connecting the United States and Asia; Mid Atlantic Crossing ("MAC"), an undersea system connecting the eastern United States and the Caribbean; Pan American Crossing ("PAC"), an undersea system connecting the western United States, Mexico, Panama, Venezuela and the Caribbean; South American Crossing ("SAC"), an undersea and terrestrial system connecting the major cities of South America to MAC, PAC and the rest of the Global Crossing Network; Pan European Crossing ("PEC"), a terrestrial system connecting 24 European cities to AC-1; and a terrestrial system to be operated by Global Access Ltd. connecting certain cities in Japan to PC-1 ("GAL"). The undersea component of this initial portion of the Global Crossing Network totals 68,100 km and the terrestrial component adds 13,300 km for a total of 81,400 km. We are in the process of developing several new undersea and terrestrial cable systems and evaluating other business development opportunities which will complement the Global Crossing Network.

Recent Developments--Frontier Transaction

  On March 16, 1999, we entered into a definitive agreement and plan of merger with Frontier Corporation, a New York corporation ("Frontier"), that will result in Frontier becoming a wholly-owned subsidiary of GCL or of a new parent holding company of GCL. The board of directors of each company has approved the merger.

  The combined companies had 1998 annual sales in excess of $3 billion, 1998 earnings before interest, taxes, depreciation and amortization (EBITDA) of more than $1 billion and have a total current equity market capitalization of nearly $30 billion. The merger enables the Frontier nationwide customer base to fully leverage the capabilities and efficiencies of the Global Crossing Network and allows us to take full advantage of Frontier's sales and marketing expertise, distribution channels, intelligent network platform and Frontier's customer care and billing system. In addition, the merger adds Frontier's state-of-the-art digital fiber optic cable system located in the United States to the Global Crossing Network.

  The all-stock transaction is currently valued at approximately $11 billion. The actual number of shares of GCL common stock to be exchanged for each share of Frontier common stock will be determined by dividing $62.00 by a volume weighted average of trading prices for GCL common stock for a pricing period prior to the closing, but will not be less than 1.0919 shares (if GCL's average stock price exceeds $56.78) or, except as provided in the next sentence, more than 1.7939 shares (if GCL's average stock price is less than $34.56). If GCL's average stock price is less than $34.56, Frontier may terminate the merger unless GCL then agrees to provide additional merger consideration, in the form of additional shares of GCL common stock or cash, to ensure that Frontier shareholders receive $62 of value for each Frontier share. The merger is intended to qualify as a tax-free reorganization and is expected to be accounted for as a purchase.

  Completion of the transaction is anticipated to occur during the third quarter of 1999. The transaction is subject to the majority vote of the shareholders of GCL and the vote of two-thirds of the common shareholders of Frontier and to other customary conditions such as receipt of regulatory approvals. Shareholders of GCL representing more than a majority of the voting power of GCL common stock have agreed to vote in favor of the transaction.

Business Activity

  Our business is designed to meet the varying needs of the global telecommunications market. We offer customers the ability to purchase capacity on demand, thereby (i) eliminating their need to commit the substantial capital which would be required to build cable capacity and (ii) decreasing the risks associated with forecasting their future capacity requirements. Compared with traditional cable systems, we offer more comprehensive, flexible and low-cost purchasing alternatives designed to meet current market requirements of international carriers and Internet Service Providers ("ISPs"), including direct international city-to-city connectivity, the ability to purchase capacity periodically and discounts based upon aggregate volume purchased on the Global Crossing Network.

  Each of the systems completed or under development is upgradeable through the addition of optical and electronic equipment to capacities significantly beyond its initial capacity at a fraction of the original system cost. These upgrades are expected to lead to lower unit cost of capacity and lower prices, resulting in significant growth in market demand for telecommunications capacity. In addition, we are currently evaluating other undersea and terrestrial cable projects intended to further our strategy of developing an integrated global network to serve approximately 100 of the largest metropolitan communications markets worldwide.

  We anticipate that future revenues, beyond those obtained from the sale of the initial capacity on our first eight cable systems, will come from several sources. First, since each of the systems we are building is upgradeable, this additional capacity can be sold. We also expect to build new systems providing service to additional geographic areas. In addition, if the full upgradeable capacity of our initial systems is reached, we expect to build or acquire additional systems to meet future demand. As our global network is developed, we expect to generate additional revenues by broadening our product line to include many forms of bandwidth services.

  GCL's predecessor, Global Crossing Ltd., LDC ("Old GCL"), was formed in March 1997 to capitalize on the accelerating growth of international voice and data telecommunications traffic. The significant increase in Internet usage and other bandwidth-intensive applications and the growing use of corporate networks have substantially increased the demand for international fiber optic cable capacity. The proliferation of telecommunications service providers due, in large part, to industry deregulation and privatization of foreign telecommunications companies has further contributed to increased demand for such international cable capacity. Additionally, we believe other technological developments, such as improvements in "last mile" access technology, including xDSL, cable modems, broadband wireless technology, and the increasing video content of Internet applications, will result in further capacity demand growth.

  We started development of the Global Crossing Network in March 1997, when we contracted for the construction of AC-1, a 14,300 km digital fiber optic undersea cable system that links New York, the United Kingdom, the Netherlands and Germany. This system offers 40 Gbps of initial service capacity, upgradeable to a minimum of 80 Gbps. AC-1 started service on its United States to United Kingdom segment in May 1998, and the full system, consisting of a four fiber pair self-healing ring, was completed in February 1999.

  In April 1998, we entered into a joint venture which contracted for the construction of PC-1, a 21,000 km digital fiber optic undersea cable system that will link the United States and Japan and will initially offer 80 Gbps of service capacity, upgradeable to a minimum of 160 Gbps. PC-1, consisting of a four fiber pair self healing ring, is scheduled to start initial service in March 2000. In June 1998, we contracted for the construction of MAC, a 7,300 km digital fiber optic undersea cable system consisting of a two fiber pair self-healing ring that will connect New York, Florida and the Caribbean and will initially offer 20 Gbps of service capacity, upgradeable to a minimum of 40 Gbps. In addition, in July 1998, we contracted for the construction of PAC, a 9,500 km two fiber pair digital undersea cable that will connect California, Mexico, Panama, Venezuela and the Caribbean and will initially offer 20 Gbps of service capacity, upgradeable to a minimum of 40 Gbps. In March 1999, we announced SAC, a 16,000 km, four fiber pair self-healing ring undersea cable and 2,000 km four fiber pair terrestrial system that upon completion will link the major cities of South America to the rest of the Global Crossing Network through MAC and PAC and will initially offer 40 Gbps of service capacity upgradeable to a minimum of 80 Gbps. We are also developing PEC, a 10,000 km terrestrial system with 24 to 72 fiber pairs that, upon completion, will be a self-healing ring linking 24 European cities with AC-1. We also recently obtained a 49% economic interest in Global Access Ltd., which is constructing GAL, a 1,300 km fiber optic terrestrial system that will connect PC-1 at its landing points in Shima and Ajigaura with Tokyo, Osaka and Nagoya. Finally, in March 1999, we announced our intention to develop and construct AC-2, an additional eight fiber pair cable connecting the United States to Europe. AC-2 will be integrated with the two cables of AC-1, adding a third high-capacity cable across the Atlantic for the Global Crossing Network and providing AC-2 with self-healing capabilities.

  Once completed, the undersea and terrestrial segments of the Global Crossing Network will form an integrated worldwide network with multiple access points offering low-cost wholesale capacity. In addition to the announced segments of the Global Crossing Network, we have made, and expect to continue to make, acquisitions of fiber capacity which complement our fiber optic network and which address customer demands for global city-to-city connectivity. We intend to pursue such connectivity in approximately 100 of the largest metropolitan communications markets worldwide.

Business Strategy

  Our mission is to create the world's first independent, global, state-of-the-art fiber optic network designed to offer our customers the highest quality city-to-city communications connectivity among approximately 100 of the largest metropolitan communications markets worldwide. The principal elements of our business strategy are to:

  Create a Worldwide Network. Upon completion, the currently announced segments of the Global Crossing Network will directly connect Asia, North America, Europe, Central America, South America and the Caribbean utilizing state-of-the-art fiber optic technology. By developing or acquiring terrestrial capacity, we offer customers low-cost global city-to-city connectivity. We also intend to actively pursue additional opportunities for the expansion and utilization of the Global Crossing Network, including complementary businesses and facilities.

  We have entered into contractual arrangements to provide terrestrial service between our landing stations in the United States and the United Kingdom, New York City and London, respectively, as well as other arrangements to provide terrestrial capacity in Germany and the Netherlands.

  In addition, through PEC we plan to provide terrestrial services to 24 European cities; through SAC we intend to provide terrestrial capacity to the major South American cities; and through a 49% investment in Global Access Ltd., which owns GAL and is being constructed by Marubeni Corp. of Japan ("Marubeni"), we intend to offer terrestrial services to PC-1 customers from PC-1's Japanese landing stations directly to Tokyo, Osaka and Nagoya at prices lower than existing alternatives.

  Maintain Position as a Leading Wholesale Service Provider. We are the world's first independent global provider of state-of-the-art Internet and long distance telecommunications facilities and related services utilizing a network of undersea and terrestrial digital fiber optic cable systems. We also offer our customers a combination of volume-based purchasing flexibility, typically according to a tiered scale with various incentive levels, and volume discounts for purchases of capacity on our network.

  Utilize State-of-the-Art Technology. The Global Crossing Network is being engineered and constructed using advanced fiber optic technology, self-healing ring structures, erbium doped fiber amplifier repeaters, dense wave division multiplexing ("DWDM") and redundancies of capacity to ensure instantaneous restoration. We are also developing state-of-the-art network architecture to provide our customers flexibility in managing their bandwidth needs. We believe that incorporating such technology in the Global Crossing Network will:

  . provide, upon system completion, a seamless, high capacity global network with flexible management of bandwidth,

  .  provide a cost advantage over existing alternatives,

  .  make it more reliable than competing systems,

  . allow us to offer substantially more capacity than existing cable systems, and

  . enable the capacity of each of our cable systems to be upgraded rapidly and at a fraction of the initial system cost.

  Maintain Position as Low-Cost Provider. We plan to maintain our position as a low-cost provider of facilities and services to our customers relative to our competitors. We believe that this low-cost position results from a combination of:

  .  low sales, marketing and general and administrative costs,

  . ownership of state-of-the-art facilities, resulting in low unit costs and low operating and maintenance costs that will be passed on to our customers, and

  .  purchasing efficiencies.

  Provide "One-Stop" Sales and Service. Through both our marketing and sales force, as well as our ongoing operations, administrative and maintenance support, we plan to offer one-stop sales and service support to customers worldwide. We currently employ 21 marketing professionals located in Morristown, New Jersey; Los Angeles, California; London, England; and other major cities throughout the world to facilitate the sales of our telecommunications capacity and increase market awareness and name recognition. The efforts of the sales force have resulted in significant contractual arrangements with international telecommunications carriers. In addition, we are developing centralized operations, administration and maintenance work centers to serve the entire Global Crossing Network, including a customer care center, network operations center and technical support center. Through such agreements, we will provide our customers with a single point of contact regarding capacity sales through regional sales and marketing offices in Morristown, New Jersey; Los Angeles, California; London, England; and in Asia, and provisioning and billing on the Global Crossing Network through our customer care center and network operations center.

  Leverage Extensive Management Experience. We have assembled and will continue to build a strong management team comprised of executives with extensive operating experience in the telecommunications industry and in the development of cable systems. Robert Annunziata, our Chief Executive Officer, came to us from a position as head of the Business Services Division of AT&T Corp. ("AT&T"). For 15 years, prior to joining AT&T, Mr. Annunziata served at Teleport Communications Group, most recently as Chairman and Chief Executive Officer. Teleport was the first large competitive local exchange carrier in the United States, laying 10,000 miles of fiber optic cable and installing 50 local switches connecting 85 major United States metropolitan service areas. Jack Scanlon, one of our Vice Chairmen of the Board, was President and General Manager of the Cellular Networks and Space Sector of Motorola, Inc., responsible for approximately $6 billion in annual revenues and 16,000 employees. Mr. Scanlon has over 30 years of experience in the telecommunications industry, including 24 years with AT&T and Bell Laboratories. In addition, William Carter, our senior executive in charge of system development, was formerly the President and Chief Executive Officer of AT&T Submarine Systems International ("SSI"), overseeing the research and development, engineering, implementation and integration of AT&T's international cable and satellite facilities. Mr. Carter had been at AT&T for 30 years prior to joining us. During Mr. Carter's tenure, SSI had the leading worldwide market share in the undersea cable industry. Thomas J. Casey, one of our Vice Chairmen of the Board and our Managing Director, was co-head of Merrill Lynch & Co.'s global communications investment banking group, where Mr. Casey oversaw equity, debt and merger and acquisition assignments for U.S., European and Asian telecommunications, media and technology information services companies. Robert B. Sheh, our Executive Vice President--Construction and Operations, joined us from a position as Chief Executive Officer of Stone and Webster Engineering Ltd. and was previously President of the Ralph M. Parsons Company, a worldwide engineering and construction firm, where for over 20 years Mr. Sheh oversaw many large turnkey engineering and construction programs and projects. Dan J. Cohrs, our Chief Financial Officer, was formerly Vice President and Chief Planning and Development Officer at GTE Corp. ("GTE"), where he was responsible for corporate development activities, including mergers and acquisitions and strategic transactions, as well as strategic planning and competitive analysis. In addition, our system development team includes several individuals with extensive experience with major undersea cable and telecommunications industry participants.

The Global Crossing Network

  As part of our mission to create an independent, global, state-of-the-art fiber optic cable network, connecting major cities worldwide, the Global Crossing Network is being engineered and constructed as an integrated network along the most heavily trafficked international corridors in the world with undersea networks including AC-1 and AC-2 (United States to Europe) and PC-1 (United States to Asia). Furthermore, during 1998 we announced plans to build and integrate terrestrial networks into this global network structure including PEC (trans-Europe) and GAL (trans-Japan). MAC, SAC and PAC will directly connect the Caribbean, South America and Central America to the network. Of the fiber optic cable systems currently operational or under development, AC-1, AC-2, MAC, PAC and PEC are wholly-owned projects, while PC-1 and GAL are being developed through joint ventures with one or more partners, principally Marubeni. We have a 58% economic interest in PC-1 and a 49% economic interest in Global Access Ltd., which is constructing GAL. Marubeni will manage the development, sales and operations associated with GAL. The undersea portion of SAC is currently planned to be wholly-owned, while the terrestrial portion is expected to be constructed through joint-venture arrangements.

  We have successfully marketed capacity on our systems to licensed telecommunications providers, including post, telephone and telegraph companies ("PTTs"), ISPs and established and emerging telecommunications companies. Sales on our systems commenced in October 1997 and, through December 31,

1998, we had entered into Capacity Purchase Agreements ("CPAs") with customers providing for contract sales of $1,052 million, of which $364 million of payments (including deposits) have been received. The $1,052 million includes over $100 million related to the sale of dark fiber on PEC. The balances of the payments are scheduled to be collected over approximately the next three years. Our customers now total more than 33 international telecommunications carriers, including AT&T, MCI Worldcom Inc., Deutsche Telekom AG, GTE, Cable & Wireless PLC ("Cable & Wireless"), Equant NV, Qwest Communications International Inc. ("Qwest"), Teleglobe Canada Inc., Swisscom AG, PTT Telecom BV, Telia AB, Level 3 Communications, Inc. and a number of emerging telecommunications companies.

  The following table contains information regarding the system cost, initial Ready For Service ("RFS") date and ownership structure of our systems. Information relating to AC-1 is based upon historical results, while information for all other systems is estimated.

              System Cost(1)                                      Ownership
     System     (millions)           RFS Date(1)                  Structure
     ------   -------------- --------------------------- ---------------------------
     AC-1         $  750                                 Wholly-Owned
                              February 1999 (Full Ring)
     AC-2            750                                 Wholly-Owned
                                     March 2001
     PC-1          1,200        March 2000 (Initial)     Joint Venture
                                July 2000 (Full Ring)
     MAC             330            December 1999        Wholly-Owned
     PAC             495            February 2000        Wholly-Owned
     SAC           1,130     December 2000 (First Phase) Wholly-Owned (undersea)
                               March 2001 (Full Ring)    Joint Venture (terrestrial)
     PEC             850     December 1999 (First Phase) Wholly-Owned
     GAL             190     December 1999 (First Phase) Joint Venture
                  ------
                  $5,695
                  ======

--------
(1) Total system costs include anticipated financing costs, but exclude the costs of potential future upgrades and any amount capitalized with respect to the warrants issued in exchange for the rights to certain of such systems (the "PCG Warrants"). See Note 10 to our consolidated financial statements. Certain factors, such as increases in interest rates and delays in construction, could result in higher actual costs or later RFS dates than currently estimated.

Atlantic Crossing

  AC-1, our first undersea fiber optic cable in the Atlantic region, is a 14,300 km four fiber pair self-healing ring that connects the United States and Europe with landing stations in the United States, the United Kingdom, the Netherlands and Germany. AC-1 is equipped with state-of-the-art DWDM, and the full ring initially offers 40 Gbps of service capacity, which is upgradeable to a minimum of 80 Gbps using DWDM technology. AC-1 started service on its United States to United Kingdom segment during May 1998, and the full system was completed during February 1999.

  The total cost of AC-1 excluding upgrade payments was approximately $750 million. Furthermore, we recently entered into a $50 million contract with Tyco Submarine System Ltd. ("TSSL") to upgrade AC-1 capacity from 40 Gbps to 80 Gbps. In addition to the contract with TSSL for construction of the system, we have entered into other agreements with TSSL for services and support associated with operations, administration and maintenance of the system.

  We have successfully marketed capacity on AC-1 and entered into CPAs with customers providing for contract sales representing approximately 35% of the sales capacity of 512 circuits on the AC-1 system as of December 31, 1998. In the case of AC-1, we generally grant customers who have entered into CPAs options to acquire additional capacity on AC-1. The amount of such future capacity depends upon a number of factors, including upgrades to the system, future prices for AC-1 capacity and the amount of unsold capacity on certain future dates. The timing of payments by purchasers under CPAs generally depends on when customers request activation of the capacity acquired.

  On March 24, 1999, we announced our intention to develop and construct AC-2, an additional eight fiber pair cable connecting the United States to Europe. AC-2 will be integrated with the two cables of AC-1, adding a third high-capacity cable across the Atlantic for the Global Crossing Network and providing AC-2 with self-healing capabilities. The new cable will cost approximately $750 million and is expected to be in service in the first quarter of 2001. AC-2 would significantly increase the capacity that we would be able to offer customers on the transatlantic route.

Pacific Crossing

  PC-1, our first undersea fiber optic cable in the Pacific region, is being developed as a 21,000 km, four fiber pair self-healing ring. When completed, it will connect California and Washington in the western United States with two landing sites in Japan. PC-1 is designed to operate initially at 80 Gbps of service capacity, upgradeable to a minimum of 160 Gbps, using DWDM technology.

  In April 1998, we executed a construction contract with TSSL for the construction of PC-1, which provides for a system completion date of July 2000 at a total cost of approximately $1,200 million (excluding potential future upgrades and amounts capitalized with respect to the PCG Warrants). Equity investments in PC-1 are currently estimated at $400 million (of which we will provide approximately $231 million), with the remaining $800 million to be financed through incurrence of non-recourse project indebtedness. The credit agreement for the financing of such indebtedness was executed in July 1998.

Mid-Atlantic Crossing

  MAC is being developed as a 7,300 km two fiber pair self-healing ring that, upon completion, will connect New York, the Caribbean and Florida. MAC will be connected to AC-1 via its cable station in Brookhaven, New York and to SAC via its cable station anticipated to be constructed in St. Croix, United States Virgin Islands, providing connectivity between Europe, the eastern United States, the Caribbean and South America. This system is being designed to operate initially at 20 Gbps of service capacity, upgradeable to a minimum of 40 Gbps using DWDM technology.

  In June 1998 and October 1998, we executed a contract with Alcatel Submarine Networks ("Alcatel") and TSSL, respectively, for the construction of MAC, which provides for a system completion date of December 1999 at a total cost of approximately $330 million (excluding potential future upgrades and amounts capitalized with respect to the PCG Warrants). We intend to finance MAC with an approximately $110 million equity contribution along with approximately $220 million of non-recourse project indebtedness obtained during November 1998.

Pan American Crossing

  PAC is being developed as a 9,500 km two fiber pair cable that, upon completion, will connect California, Mexico, Panama, Venezuela and the Caribbean. PAC is being designed to interconnect with PC-1 through our landing station anticipated to be constructed in Grover Beach, California, with MAC through our landing station anticipated to be constructed in St. Croix, United States Virgin Islands and with SAC through our landing station anticipated to be constructed in Fort Amador, Panama. We anticipate that PAC will cross Panama via an existing terrestrial right-of-way. PAC is being designed to operate initially at 20 Gbps of service capacity, upgradeable to a minimum of 40 Gbps using DWDM technology.

  In July 1998, we executed a contract with TSSL for the construction of PAC which provides for a system completion date of February 2000 at an estimated total cost of $495 million (excluding potential future upgrades and amounts capitalized with respect to the PCG Warrants). We intend to finance PAC with an approximately $200 million equity contribution and non-recourse project indebtedness of approximately $295 million. The contractual commitment for this project indebtedness was obtained in July 1998.

South American Crossing

  On March 11, 1999, GCL announced plans for the development of SAC, an 18,000 km undersea and terrestrial fiber optic network directly linking the major cities of South America through MAC and SAC to the United States, Mexico, Central America, the Caribbean, Asia and Europe. The Company expects that SAC will cost approximately $1,130 million to construct and will commence service in 2000. The Company plans to build SAC in three phases. The first two phases, providing Argentina and Brazil with connectivity to the Global Crossing Network, are scheduled to commence service in the fourth quarter of 2000. The final phase, completing the loop around the continent, is scheduled for completion in the first quarter of 2001. The undersea portion of SAC is currently planned to be wholly-owned, while the terrestrial portion is expected to be constructed through joint-venture arrangements.

  Upon construction, the undersea portion of SAC will constitute a state-of-the-art four-fiber pair, self-healing ring, built using advanced DWDM technology. Undersea portions of the ring are expected to connect to landing sites at St. Croix (United States Virgin Islands), Fortaleza (Brazil), Rio de Janeiro (Brazil), Santos (Brazil), Las Toninas (Argentina), Valparaiso (Chile), Lurin (Peru), Buenaventura (Colombia) and Fort Amador (Panama). Terrestrial segments are expected to connect to most major South American cities, including Rio de Janeiro, Sao Paulo (Brazil), Buenos Aires (Argentina), Santiago (Chile), Lima (Peru), Cali (Colombia) and Bogota (Colombia). The SAC ring is expected to be completed on its southern-most end by a terrestrial link across the Andes between Las Toninas and Valparaiso. The PAC system from Panama to St. Croix is expected to complete the ring. Initially, SAC is expected to have a capacity of 40 Gbps and to be upgradable, using DWDM technology, to a minimum of 80 Gbps.

Terrestrial Capacity

  In addition to the undersea segments of the Global Crossing Network, we have acquired or constructed, and expect to continue to acquire or construct, terrestrial fiber capacity to complement our undersea cable systems and complete a global network to meet customer demands for worldwide city-to-city connectivity.

  Pan European Crossing. We recently announced plans to build PEC which, upon completion, will be a self-healing ring offering connectivity between AC-1 and 24 European cities, including London, Paris, Strasbourg, Amsterdam, Rotterdam, Antwerp, Brussels, Berlin, Frankfurt, Munich, Stuttgart, Hamburg, Hanover, Dusseldorf, Cologne and Copenhagen. We also plan to connect additional European cities to this system. PEC is initially planned as a 10,000 km system with 24 to 72 fiber pairs as well as spare conduits. We are currently negotiating with various parties for the acquisition of rights of way and the acquisition or construction of conduits. Furthermore, Lucent Technologies, Inc. ("Lucent") will supply fiber and equipment as well as project management and integration services. Based on these arrangements, we believe that the construction costs for the system will be approximately $850 million (excluding potential future upgrades). We will develop PEC in several phases, initially providing connectivity among 24 cities. The initial phase has an anticipated completion date during December 1999. The second phase will add five cities and has an anticipated completion date in 2000.

  Global Access Ltd. We recently obtained a 49% interest in Global Access Ltd., a company which will own and operate GAL, a fiber optic terrestrial system being developed in Japan that, among other things, will connect the PC-1 cable stations with three cities in Japan. Through GAL, we intend to offer terrestrial services to PC-1 customers at prices substantially lower than those currently available. GAL is initially planned as a 1,300 km system. Global Access Ltd. is currently negotiating with various parties for the construction of GAL and, based on those negotiations, we believe that the construction costs for GAL will be approximately $190 million. The initial expected RFS date for the first phase of GAL's development is December 1999.

  Purchased Capacity. We have acquired terrestrial connectivity between AC-1 landing stations in the United States and the United Kingdom to provide city-to-city service from New York City to London, and have also entered into agreements to provide terrestrial service in Germany and the Netherlands.

Additional Network Expansion Opportunities

  We are in the process of planning several new cable systems and evaluating other business development opportunities which will complement the Global Crossing Network. There can be no assurance that we will ultimately elect to proceed with such opportunities or, if we do so, that such opportunities will help us achieve and sustain operating profitability.

  Further Expansion Opportunities. The demand for capacity on the routes served by the Global Crossing Network and other cable systems are projected to have substantial growth, greatly exceeding current usage and available capacities. To address such demand, we plan to evaluate and, as appropriate, build or acquire additional systems on such routes. It is anticipated that such systems, where possible, will be restored on the existing systems and will achieve further cost efficiencies through the use of existing landing stations.

Other Activities

  Neptune Acquisition. During November 1998, our indirect subsidiary, GC Pacific Landing Corp., entered into an agreement and plan of merger with Neptune Communications, L.L.C. ("Neptune") and its wholly-owned subsidiary, Neptune Communications Corp. ("NCC"), whereby GC Pacific Landing will merge with and into NCC in exchange for 2,239,642 shares of our common stock. Neptune is controlled by The Carlyle Group, an international investment firm ("Carlyle"), and was formed to pursue opportunities in the undersea cable business. Carlyle's managing director William Conway serves on our Board of Directors.

  Possible Investments. Our Board of Directors has approved in principle the making of minority investments in telecommunications companies and ISPs that do not compete with us in our core business and that are current or prospective purchasers of capacity on the Global Crossing Network. Such investments may consist of purchases of equity securities for either cash or exchanges of capacity on the Global Crossing Network. Such investments may be managed either by us directly or, if our Board of Directors deems advisable, by one or more third-party investment advisers so as to minimize potential conflicts of interest and the amount of time allocated by our senior management to such investments.

Financing Plan

  As of December 31, 1998, the approximately $750 million initial cost of AC-1 had been fully financed. The first contracted upgrade will be funded through operating cash flow.

  We estimate the total cost of developing and deploying AC-2, PC-1, MAC, PAC, SAC, PEC and GAL to be approximately $4,945 million (excluding costs of potential future upgrades and the amounts capitalized with respect to the PCG Warrants) which is comprised of $750 million for AC-2, $1,200 million for PC-1, $330 million for MAC, $495 million for PAC, $1,130 million for SAC, $850 million for PEC and $190 million for GAL. PC-1 will be financed by total equity investments of $400 million (we expect to provide approximately $231 million), with the remaining $800 million of estimated costs to be financed initially through non-recourse project indebtedness at the PC-1 level. With respect to MAC and PAC, we intend to make equity investments of approximately $110 million in MAC and $200 million in PAC. We have obtained $220 million in non-recourse project financing from certain lenders to finance the initial construction costs of MAC. We expect to finance the remaining estimated $295 million in costs for PAC through non-recourse indebtedness and have negotiated a contractual commitment for such financings.

  During October 1998, we announced the development of PEC for which the construction costs are estimated to be $850 million. A portion of these costs will be paid from the proceeds of the recent issuance by our direct subsidiary, Global Crossing Holdings Ltd. ("GCH"), of 10 1/2% Senior Exchangeable Preferred Stock due 2008

("GCH Preferred Stock"). Further, we expect to raise additional capital required to finance this system through a combination of commercial bank borrowings, non-recourse project debt, vendor financing and sales of dark fiber. In this regard, we signed an agreement with Cable & Wireless for the sale of more than $100 million of dark fiber on PEC. During January 1999, we entered into a supply contract with Lucent to provide fiber and equipment for this system and, as part of this contract, Lucent will also furnish financing along with project management and integration services.

  We have traditionally secured project indebtedness for approximately 65% of system costs. The actual amounts of our future capital requirements (including with respect to AC-2 and SAC) will depend on certain factors including the cost of developing our cable systems, the speed of developing our systems and the pricing of our services. There can be no assurance that financing for such systems will be available to us or, if available, that such financing can be obtained on a timely basis or on acceptable terms.

System Performance

  AC-1, AC-2, PC-1, MAC, SAC, PEC and GAL are each designed to be installed with self-healing ring technology to optimize system availability and performance. Both span and ring switching protection are provided. Span switching protects a system against failures which affect individual fibers. Ring switching protects a system against complete failures between terminating landing sites. Because such technology will protect any single system failure in less than 300 milliseconds, no single system failure would have any material effect on customer service. Accordingly, the estimated system availability on any point-to-point link on such systems is 99.995%. The AC-1 system has experienced, mostly prior to RFS, a number of faults, generally resulting from commercial fishing activity or shipping, causing the system to rely on its ring switching protection capability. Because of the self-healing ring architecture of the AC-1 system and the proper performance of its ring switching protection capability, which protects and reroutes traffic from single failures, such faults did not result in any loss of customer traffic. Similar failures could occur in the future and, in the event of simultaneous failures on two or more segments, loss of customer traffic would occur.

  As undersea and terrestrial cable systems achieve greater capacities (i.e., carry more traffic along their transmission paths), it is important to provide a "self-restoration solution" because existing systems do not have enough capacity to provide restoration for these new high performance cable systems. Single span systems must enter into reciprocal arrangements either with other fiber-optic operators or with satellite carriers to pick up and deliver a portion or all of the traffic if a system failure should occur. Providing self-restoration through our ring design with the switching techniques described above offers a distinguishing advantage over single span systems with external restoration.

  With respect to PAC, which does not employ self-healing ring technology, we are exploring options to enter into restoration arrangements with terrestrial fiber optic cable operators to protect against traffic interruptions. We may enter into similar arrangements to protect against catastrophic system malfunction on our other cable systems.

Sales and Marketing

  We market capacity on our systems to telecommunications providers, including PTTs, ISPs and established and emerging telecommunications companies. Our current customers represent a broad array of telecommunications companies.

  Our initial sales strategy emphasizes the sale of capacity on an Indefeasible Right of Use ("IRU") basis, whereby the customer purchases a unit of capacity for the remaining design life of a particular cable system. On AC-1, we are selling capacity in an increment of 155 megabits per second (Mbps), known as an STM-1, for the 25-year design life of the system. For the other Global Crossing cable systems, we expect to sell capacity to customers at the STM-1 level, as well as in smaller increments, based upon the demand levels along certain routes. We have instituted a tiered pricing schedule for all of our systems which provides for volume discounts, as well as allowing customers to reduce their average circuit cost as more circuits are purchased.

  We have made selective wholesale acquisitions of terrestrial capacity, thereby enabling customers to achieve city-to-city connectivity through the Global Crossing Network at prices significantly lower than if such customers had attempted to purchase such terrestrial capacity independently. For AC-1 customers, we enter into contractual arrangements providing terrestrial capacity between our landing stations in the United States and the United Kingdom, and New York City and London, respectively. In addition, Deutsche Telekom and Royal PTT Nederland ("KPN") provide terrestrial capacity directly to our AC-1 customers in Germany and the Netherlands, respectively. Furthermore, through SAC, GAL and PEC, we plan to provide terrestrial connectivity directly on our own network to cities in South America, Japan and Europe.

  To facilitate sales of capacity on the Global Crossing Network as well as to increase market awareness and name recognition, we are establishing regional sales and marketing companies initially in the United States, the United Kingdom and Asia. Customers will soon be able to purchase capacity anywhere on our Global Crossing Network system by signing a single CPA with any of the regional sales and marketing companies. We have been able to recruit and train a full-service sales and marketing team of professionals who had previously worked at traditional telecommunications companies, emerging telecommunications companies and submarine cable design and construction companies. In total, we have employed 21 marketing professionals as of December 31, 1998, with offices in: Hamilton, Bermuda; Los Angeles and San Francisco, California; Morristown, New Jersey; Miami, Florida; London, England; Amsterdam, the Netherlands; Tokyo, Japan; and Buenos Aires, Argentina.

  During the pre-operational period for AC-1, in which we generated significant pre-sales of capacity, we held project information meetings (otherwise known as data gathering meetings) in order to better educate potential customers about AC-1 and our other planned cable systems. Attendees of such meetings were affiliated with both existing and prospective customers and represented a variety of sectors of the telecommunications industry. We expect to continue to organize at least one major international conference per year in order to provide customers with updated information on the Global Crossing Network. We will also continue to host regional project information meetings focusing on specific regions as we expand coverage in new geographic areas.

  We plan to reinforce customer awareness through a variety of marketing campaigns, including international conferences and regional marketing events, participation in key industry and user group conferences, trade shows, speaking engagements, press conferences and promotional campaigns. In addition, our marketing team engages in regular visits to current and prospective customers to obtain a greater understanding of their individual needs and promote the advantages of the Global Crossing Network.

  Due to the breadth of the Global Crossing Network, we are uniquely positioned to offer worldwide capacity to our customers. Many customers acknowledge that their need for large bandwidth is increasing, but they are often doubtful with regard to the precise routes where their particular growth will take place. In order to stimulate customer loyalty and leverage this uncertainty, we have developed the Global Crossing Network Offer ("GCNO"). The GCNO allows customers who can make a multi-year dollar denominated commitment to our network with the flexibility to activate capacity where they need it in a "just-in-time" manner in return for volume discounted pricing. As our network continues to expand, we are exploring other marketing programs that will provide further benefits to our customers and position Global Crossing as the broadband infrastructure provider of choice.

  We are also planning to offer our customers wholesale services in addition to the long term IRUs which we currently sell to our customers. Such offerings may include intermediate term capacity leases, metered bandwidth and internet transit services. We expect to begin offering these products and services before the end of 1999.

Summary of Principal Terms of Standard Contractual Documentation

Capacity Purchase Agreements (CPAs)

  In general, a CPA provides for the sale of capacity on an IRU basis, whereby the purchaser acquires a unit of capacity for the remaining design life of a particular system, generally 25 years from the RFS date of the system. Upon execution of a CPA we generally receive cash for 10% of the purchase price immediately, with the balance of the purchase price due upon activation of the capacity. A limited number of CPAs provide for payment of the purchase price in installments over two to four years. Each customer is required to pay its allocable share of the cost of operating, maintaining and repairing the system each year. Performance under CPAs is conditioned upon achieving the RFS date for a system and upon the obtaining of certain approvals, consents, governmental authorizations, licenses and permits. In some CPAs, customers who have purchased capacity on systems prior to the date the system has self-healing ring capacity have contractually required full self-healing ring capability as a legal condition which, if not satisfied, would enable them to terminate the CPA and require us to refund capacity payments.

  In general, neither party is liable to the other under a CPA for consequential, incidental, indirect or special damages sustained by reason of
(i) any failure in or breakdown on the system or the facilities associated with the system, (ii) the failure of any inland carrier to perform the terms and conditions of any agreement to which it and the purchaser are parties or
(iii) for any interruption of service, whatever the cause and however long it shall last. CPAs are generally subject to an arbitration clause.

Inland Services Agreements (ISAs)

  We have entered into agreements with certain terrestrial fiber cable providers to purchase terrestrial capacity on such systems for resale to our customers. In general, the term of each ISA is 25 years starting in 1998 or until the system is retired, whichever occurs first. In certain cases, we have the option to extend the term of each ISA for an additional five years. Neither party to an ISA is responsible for any loss, damage, delay or failure of performance resulting from an event of "force majeure."

Operations, Administration and Maintenance Support

  We are developing our own worldwide operations, administration and maintenance ("OA&M") support center to serve each of our cable systems. Such support will be handled through three work centers: a Customer Care Center ("CCC"), a Network Operations Center ("NOC") and a Technical Support Center ("TSC"). We currently anticipate that the CCC will be located in Bermuda and that both the NOC and TSC will be located in the United Kingdom.

  Customer Care Center. The CCC will provide capacity purchasers with a single point of contact for service provisioning, interconnect coordination support, billing and billing inquiries and adjustments.

  Network Operations Center. The NOC will handle operations, administrative and maintenance activities for each of our cable systems, including new services provisioning, network performance, repair and restoration activities. Capacity provisioning which relates to activation of overall capacity on our system, or allocation of capacity to large users, is also performed by the NOC. Management of network performance entails detection and response to system degradation and other performance parameters, as well as preventative activities.

  Technical Support Center. The TSC will be a 24-hour center managed by highly-trained experts to handle technical inquiries from purchasers regarding project management, status of services provisioning, system performance and interconnection arrangements.

  Pursuant to the AC-1 Operations, Administration & Maintenance agreement, TSSL will provide OA&M support on behalf of AC-1 for a term of eight years following the commencement of commercial operations. As of December 31, 1998, we were committed under the AC-1 OA&M agreement to make payments totaling approximately $247 million. This agreement is extendable at our option for two additional periods of 8 1/2 years each.

Competition

 Existing and Planned Cable Systems

  The routes addressed by our planned systems are currently served by several cable systems as well as satellites. Currently, there are several fiber optic transatlantic cable systems, each of which competes directly with AC-1. Primary future sources of transatlantic competition for us may result from, among others, (i) TAT-14, a transatlantic cable system which is being developed by its consortium members, including British Telecom, AT&T, France Telecom and Deutsche Telekom, (ii) Flag Atlantic-1, a transatlantic system which is being developed by Flag Telecom and Global Telesystems Group Inc. and
(iii) Gemini, a transatlantic cable system being operated and marketed by MCI WorldCom, Inc. and Cable & Wireless. We believe that such other cable systems will compete directly with our Atlantic capacity and the commitments of the developers and other carriers on these systems could substantially reduce estimated demand for capacity on our systems.

  Similarly, there are several cable systems currently operating between the United States and Asia, the route to be served by PC-1. PC-1 may face competition in the transpacific market from, among others, (i) the China--U.S. Cable Network, a transpacific system being developed as a "private cable system" by fourteen large carriers, including SBC Communications Inc. ("SBC"), MCI WorldCom Inc., AT&T and Sprint, most of which have traditionally sponsored consortium cables and (ii) the Japan--U.S. Cable Network, a transpacific system being developed by a consortium of major telecommunications carriers, including MCI WorldCom Inc., AT&T, Kokusai Denshin Denwa Co. Ltd. ("KDD"), Nippon Telegraph and Telephone Corp. ("NTT"), Cable & Wireless and GTE. Although we believe that such other cable systems will not satisfy the demand for capacity between the United States and Japan and that there is currently enough demand projected to accommodate all such systems, such other cable systems will receive commitments for capacity that PC-1 could have received in their absence. Moreover, while a number of the participants in these cable systems have purchased capacity on our other systems, it is likely that these participants will seek to satisfy their capacity requirements for traffic between the United States and Asia with the systems they are sponsoring and not with PC-1.

  In addition, we will face competition on our planned trans-European network. There are several carriers, including Viatel, KPN-Qwest, MCI WorldCom, Inc., a joint venture between Deutsche Telekom and France Telecom, British Telecom and Hermes, which are currently planning or building trans-European network assets.

  Other regional and global systems are being considered by developers, including Project Oxygen, a global system being evaluated by the CTR Group, Ltd. In addition, we may face competition from existing and planned regional systems and satellites on our MAC, PAC and SAC routes, where entrants are vying for purchases from a small but rapidly growing customer base.

 Satellite Transmission

  When comparing cable transmission against satellite transmission, we believe that cable has a distinct advantage with respect to latency (i.e., transmission delay) and voice quality. Cable transmission has a lower cost per circuit, attributable in part to higher capacity and longer expected equipment life than satellite transmission. Satellite transmission is generally considered to have a comparative advantage versus cable transmission for mobile communications only in the area of point-to-multipoint broadcast and "thin route" transmission, as opposed to the more common point-to-point, high volume transmission for which cable usage is considered to be preferable.

  In early 1997, the Federal Communications Commission ("FCC") granted Ka-band licenses and orbital locations to 13 companies. The firms developing future satellite technology envision a network of satellites that will provide broadband data transmission with data rates of 2 Mbps, 20 Mbps, and even 155 Mbps. Potential participants in the field include Astrolink, Skybridge, Teledesic, CyberStar and SpaceWay, which are seeking to provide high bandwidth transmission networks. Due to (i) the significant initial costs related to these systems, (ii) the risks relating to satellite launch systems and (iii) the significantly lower transmission capacity versus current fiber optic systems, we believe that the new satellite systems will not be able to offer competitive cost per unit of transmission capacity in the dense metropolitan markets we are targeting. Further, we believe we will have at least four years lead time to help us solidify a sustainable competitive market position before true broadband satellite service commences.

Suppliers

  There are currently three major supply companies in the undersea cable industry: TSSL, Alcatel and Kokusai Denshin Denwa--Submarine Cable Systems ("KDD--SCS"). Cable & Wireless and Pirelli also have a presence in the industry and there are a number of smaller suppliers which have focused primarily on regional routes or non-repeatered systems. TSSL completed construction of AC-1, is responsible for the design and installation of PAC, and together with KDD-SCS (as a subcontractor), is responsible for design and installation of PC-1. Alcatel and TSSL are responsible for the design and construction of MAC. There are multiple suppliers available for terrestrial systems.

Regulation

  In the ordinary course of development, construction and operation of our fiber optic cable systems, we will be required to obtain and maintain various permits, licenses and other authorizations both in the United States and in international jurisdictions where our cables land or in the territories in which terrestrial fiber optic systems are being constructed, and we will be subject to applicable telecommunications regulations in such jurisdictions. In particular, submarine cable landing or similar licenses as well as other infrastructure construction authorizations will be required in many of the jurisdictions where our planned undersea cable systems will land or terrestrial segments will be constructed. We are both filing applications for cable landing licenses with the FCC (and, where necessary, regulatory agencies in other countries) and, where available, seeking private carriage status for these systems. These licenses are typically issued for a term of years (in the case of the FCC-issued cable landing licenses, 25 years) and are subject to renewal. The law of several international jurisdictions limits foreign ownership, direct or indirect, of entities holding cable landing licenses, or building terrestrial infrastructures. In connection with the implementation of the World Trade Organization ("WTO") Basic Telecommunications Agreement, the FCC adopted regulations establishing an open entry standard for applicants from WTO member countries, including a rebuttable presumption that applications from carriers from WTO member countries do not pose concerns that would justify denial of an application on competitive grounds. In addition, we and, in some cases, our joint venture partners, are obtaining licenses from a number of jurisdictions to construct, operate, and sell capacity on terrestrial fiber optic cable systems.

  Construction of each of our cable systems also requires the acquisition and maintenance of various environmental and other construction related permits and licenses in the ordinary course of business. Our undersea construction contracts are generally "turnkey" arrangements, whereby the contractor is obligated to obtain and maintain all such licenses and permits. Although we expect that the construction contracts for each of our other planned undersea cable systems will impose the burden of acquiring and maintaining construction licenses and permits on the contractor for each of such systems, there can be no assurance that such contractor will successfully obtain such permits and licenses.

Employees

  As of December 31, 1998, we had approximately 148 employees. We consider our relations with our employees to be good.

Financial Information by Business Segment and Geographic Area

  See Note 3 of our consolidated financial statements for information regarding our revenues and assets by business segment and geographic region.

Risk Factors

  Statements contained in this Annual Report on Form 10-K regarding our expectations with respect to the Global Crossing Network, related financings, future operations and other information, which can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "anticipate," "intend," "estimate," "believe," "seek" or "continue," or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements. The discussions set forth below constitute cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from results referred to in the forward-looking statements. There can be no assurance that our expectations regarding any of these matters will be fulfilled.

Limited Operating History

  We were organized in March 1997 and have a limited operating history. Our financial information relates principally to a period in which we were constructing and developing AC-1 and, until May 1998, had minimal revenues and operating costs. Despite recognizing approximately $424 million in revenues, we have incurred a net loss applicable to common shareholders of approximately $148 million for the period from March 19, 1997 (Date of Inception) through December 31, 1998, due primarily to the termination of certain advisory services agreements, the incurrence of stock-related expense, the extraordinary loss on the retirement of certain senior notes, preferred stock dividends and the redemption of certain preferred stock. We have financed our net losses, debt service, capital expenditures and other cash needs to date through operations, the proceeds of sales of common stock and mandatorily redeemable preferred stock and the issuance of debt, including non-recourse indebtedness of Atlantic Crossing Ltd. ("ACL"), Pacific Crossing Ltd. ("PCL") and Mid-Atlantic Crossing Ltd. ("MACL"). We will require substantial additional capital in order to carry out our business plan.

  Our success will depend substantially on sales of capacity on our systems. Our sales and marketing efforts (primarily on AC-1) have resulted in executed CPAs as of December 31, 1998 to purchase capacity totaling $1,052 million, including related sales of third party terrestrial capacity and approximately $100 million of dark fiber sales on PEC. We cannot be certain that we will continue to be successful in selling capacity on AC-1 or our other systems under development. Additionally, we cannot be certain that we will be able to realize our business plan. Furthermore, even if we realize our plan, we still may not be able to sustain operating profitability or generate sufficient cash flow to service our indebtedness.

Leverage

  We have incurred a high level of debt. As of December 31, 1998, we had a total of $1,377 million of total liabilities, including approximately $1,112 million in senior indebtedness, of which $276 million was secured. We also have mandatorily redeemable preferred stock outstanding with a face value of $500 million. In addition, PCL entered into a $850 million non-recourse credit facility with respect to PC-1, under which PCL had incurred $200 million of indebtedness as of December 31, 1998. We have also entered into a $300 million commitment letter for project financing for PAC.

  The amount of our debt could have important consequences for our future, including, among other things:

  . cash from operations may be insufficient to meet the principal and interest on our indebtedness as it becomes due,

  . payments of principal and interest on borrowings may leave us with insufficient cash resources for our operations, and

  . restrictive debt covenants may impair our ability to obtain additional financing.

  Our ability to repay our debt depends upon a number of factors, many of which are beyond our control. In addition, we rely on dividends, loan repayments and other intercompany cash flows from our subsidiaries to repay our obligations. Our operating subsidiaries intend to enter into various credit arrangements. Accordingly, once they enter into these credit arrangements, the payment of dividends from our operating subsidiaries and the making and repayments of loans and advances will become subject to statutory, contractual and other restrictions.

  In addition, if we are unable to generate sufficient cash flow to meet our debt service requirements, we may have to renegotiate the terms of our long term debt. There can be no assurance that we would be able to successfully renegotiate such terms or refinance our indebtedness when required or that satisfactory terms of any such refinancing would be available. If we were not able to refinance our indebtedness or obtain new financing under these circumstances, we would have to consider other options, such as:

  .sales of certain assets to meet our debt service obligations,

  .sales of equity,

  .negotiations with our lenders to restructure applicable indebtedness, or

  .other options available to us under applicable law.

Substantial Future Capital Requirements

  We will require substantial capital investment to implement our business plan. Because we anticipate that each of our systems will require separate financing in addition to our equity investment in each system, we intend to raise additional non-recourse debt or equity capital at the system level to meet these financing requirements. We currently estimate that our capital resources, together with the additional capital that we intend to raise at the system level, will be sufficient to fund our currently planned systems. If we are unable to fund the development of our systems, our business, financial condition and results of operations will be materially adversely affected.

Risks Related to Completing our Cable Systems

  Our ability to achieve our strategic objectives will depend in large part upon the successful, timely and cost-effective completion of our planned cable systems as well as on achieving substantial capacity sales on these systems once they become operational. The construction of our systems will be affected by a variety of factors, uncertainties and contingencies, many of which are beyond our control. There can be no assurance that each of these systems will be completed at the cost and in the time frame currently estimated by us, or even at all. Although we will be awarding contracts for construction of our systems to certain suppliers who in most cases are expected to be bound by a fixed-price construction cost schedule, and to provide guarantees in respect of completion dates and system design specifications, there can be no assurance that the actual construction costs or the time required to complete these systems will not exceed our current estimates. Such circumstances could have a material adverse effect on our results of operations or financial condition.

  Our successful completion of our cable systems will depend, among other things, upon:

  .our ability to manage their construction effectively,

  .our ability to obtain all construction and operating permits and licenses,

  .third-party contractors performing their obligations on schedule, and

  .our ability to enter into favorable construction contracts with a limited number of suppliers.

  Failure with respect to any of the foregoing may significantly delay or prevent completion of one or more of our systems, which could have a material adverse effect on our business, financial condition and results of operations.

Sales of Capacity; Realization of Other Revenues

  Our ability to achieve our business objectives will also depend in large part upon our sales and marketing capabilities. We have assembled a dedicated sales and marketing force. We depend upon the ability of such employees to effectively market and sell capacity. We cannot be certain that we will be able to effectively sell capacity on our cable systems. If we are unable to effectively sell capacity on our cable systems, our results of operations could be materially adversely affected.

  We intend to grow revenues and profits by:

  .upgrading capacity on our planned systems,

  .developing additional undersea cable projects,

  .developing or purchasing additional terrestrial fiber capacity, and

  .introducing new services.

  If we are unable to effect these upgrades, develop additional cable projects, develop or obtain additional terrestrial capacity or introduce new services, our business, financial condition and results of operations could be adversely affected.

Termination of Capacity Purchase Agreements

  Under some AC-1 CPAs, the customer may terminate the agreement if we do not obtain and hold certain governmental authorizations, approvals, consents, licenses and permits. CPAs for our other systems may contain similar provisions. If a substantial number of CPAs are terminated for any of the foregoing reasons, our business, financial condition and results of operations could be materially adversely affected.

Competition

  The international telecommunications industry is highly competitive. We face competition from existing and planned systems along each of our planned routes. We also compete with satellite providers, including existing geosynchronous satellites and low- and medium-earth orbit systems now under construction. We compete primarily on the basis of price, availability, transmission quality and reliability, customer service and the location of our systems. Traditionally, carriers have made substantial long term investments in ownership of cable capacity. There can be no assurance that we will be able to compete successfully against systems to which prospective customers have made long term commitments.

Relationship with Principal Shareholders; Conflicts of Interest

  As of March 12, 1999, Pacific Capital Group, Inc. ("PCG") had a 23.14% beneficial ownership interest in GCL. We have entered into various transactions with PCG and have assumed the on-going development of PC-1, PAC and MAC from an affiliate of PCG. Mr. Gary Winnick, Co-Chairman of our Board of Directors, controls PCG and its subsidiaries. In addition, several of our other officers and directors are affiliated with PCG. Furthermore, Canadian Imperial Bank of Commerce ("CIBC") had a 22.15% beneficial ownership interest in GCL as of March 12, 1999. CIBC and its affiliates have acted as underwriter, lender or initial purchaser in several of our financial transactions in connection with the development and construction of our systems. Several members of our Board of Directors are employees of an affiliate of CIBC.

  As of March 12, 1999, PCG and CIBC collectively, beneficially, owned 45.29% of our outstanding common stock. Accordingly, PCG and CIBC may be able to materially influence the outcome of matters submitted to a vote of our shareholders, including the election of directors.

  Certain of our directors and executive officers also serve as officers and directors of other companies. Additionally, certain of our officers and directors are active investors in the telecommunications industry. Service as a director or officer of our Company and as a director or officer of another company could create conflicts of interest when the director or officer is faced with decisions that could have different implications for us and the other company. A conflict of interest could also exist with respect to allocation of time and attention of persons who are directors or officers of both us and another company. The pursuit of these other business interests could distract these officers from pursuing opportunities on our behalf. Such conflicts of interest could have a material adverse effect on our financial condition.

Transition to Operating Company

  The transition from a development stage company to an operating company places significant demands on our management and operations. We are in the process of expanding the management and operational capabilities necessary for this transition.

  Our ability to manage this transition successfully will depend on, among other things:

  . expanding, training and managing our employee base, including attracting, retaining and motivating highly skilled personnel,

  . taking over or outsourcing our customer interface and operations, administrative and maintenance systems,

  .procuring terrestrial capacity to provide connectivity to inland cities, and

  .controlling expenses.

  There can be no assurance that we will succeed in developing all or any of these capabilities, and any failure to do so could have a material adverse effect on our results of operations.

Rapid Growth in a Changing Industry; Pricing Uncertainties

  Part of our strategy is to construct several cable systems in a short time frame in order to take advantage of the supply and demand imbalance that currently exists and is projected to exist in the global marketplace. Each of our currently announced systems is expected to be operational between now and 2000. As a result of this aggressive strategy, we are experiencing rapid expansion and expect it to continue for the foreseeable future. This growth has increased our operating complexity. At the same time, the international telecommunications industry is changing rapidly due to, among other things:

  .the easing of regulatory constraints,

  .the privatization of established carriers,

  .the expansion of telecommunications infrastructure,

  .the globalization of the world's economies, and

  .the changing technology for wireless and satellite communication.

  Much of our planned growth is predicated upon the growth in demand for international telecommunications capacity. There can be no assurance that such anticipated demand growth will occur.

  The fiber optic cable transmission industry has experienced significant per circuit price declines resulting from technological advances in fiber optic technology. Recent changes in technology caused prices for circuits to go down even further. If there is less demand than we project or a bigger drop in prices per circuit than we project, there could be a material adverse effect on our business, financial condition and results of operations. There can be no assurance, even if our projections with respect to such factors are realized, that we will be able to implement our strategy or that our strategy will be successful in the rapidly evolving telecommunications market.

Rapid Technological Change

  The telecommunications industry is subject to rapid and significant changes in technology. For instance, recent technological advances permit substantial increases in the transmission capacity of both new and existing fiber. The introduction of new products or the emergence of new technologies also may reduce the cost and increase the supply of certain services similar to those provided by us. While we believe that being the first to construct and to market cable systems with significant capacity on certain routes may stop competitors from overbuilding in those situations, we cannot predict the behavior of potential competitors who might otherwise build a system even if it would be uneconomical. We believe that for the foreseeable future, technology changes will neither materially affect the continued use of fiber optic cable nor materially hinder our ability to deploy the state-of-the-art technology. However, we cannot predict the effect of technological changes on our operations and such changes could have a material adverse effect on our business, financial condition and results of operations.

Operations Risks

  Each of our systems will be subject to the risks inherent in a large-scale, complex fiber optic telecommunications system. The operations, administration, maintenance and repair of these systems requires the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world. There can be no assurance that, even if built to specifications, our systems will function as expected in a cost-effective manner. The failure of the hardware or software to function as required could render a cable system unable to perform at design specifications.

  AC-1 has, and each of our other systems are expected to have, a design life of generally 25 years; however, there can be no assurance of the actual useful life of any of these systems. A number of factors will affect the useful life of each of our systems, including, among other things:

  .quality of construction,

  .unexpected deterioration, and

  .technological or economic obsolescence.

  Failure of any of our systems to operate for its full design life could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Key Personnel

  Our future success depends on the skills, experience and efforts of the officers and key technical and sales employees. As some of these officers and employees are new, we cannot be certain that we will be able to integrate new management into our existing operations. In addition, competition for these individuals is intense, and we may not be able to attract, motivate and retain highly skilled qualified personnel. We do not have "key person" life insurance policies covering any of our employees.

Risks Associated with International Operations

  We will derive substantial revenues from international operations. We intend to have substantial physical assets in several jurisdictions along the routes of our planned systems.

  Accordingly, our business is subject to certain risks inherent in international operations. These risks include:

  .political and economic conditions,

  .unexpected changes in regulatory environments,

  .exposure to different legal standards, and

  .difficulties in staffing and managing operations.

  We have not experienced any material adverse effects with respect to our foreign operations arising from such factors. However, problems associated with such risks could arise in the future. Finally, managing operations in multiple jurisdictions will place further strain on our ability to manage our overall growth.

Effect of Government Regulation

  We will, in the ordinary course of development, construction and operation of our fiber optic cable systems, be required to obtain and maintain various permits, licenses and other authorizations in both the United States and in international jurisdictions where our cables land and exist. In particular, undersea cable landing or similar licenses will be required in many of the jurisdictions where our systems will land and exist. Such licenses are typically issued for a term of years, subject to renewal. Moreover, the licenses may subject our business and operations to varying forms of regulation, which could change over the course of time. If we fail to obtain or renew a license or if there is a material change in the nature of the regulation to which we are subject, there could be a material adverse effect on our business, financial condition and results of operations. Specifically, we must obtain construction and operating licenses during the construction phase of each of our cable systems. Although we intend that the construction contracts for each of our cable systems impose the burden of acquiring and maintaining construction licenses and permits on the contractor for each of such systems, there can be no assurance that such contractor will successfully obtain such permits and licenses. If we or the contractor fail to obtain or maintain any construction or operating license, there could be a material adverse effect on our business, financial condition and results of operations.

Dependence on Third Parties

  We depend and will continue to depend upon third parties to:

  .construct systems and provide equipment and maintenance,

  .provide access to certain origination and termination points of our systems in various jurisdictions,

  .construct and operate landing stations in certain of such jurisdictions,

  .acquire rights of way,

  .provide terrestrial capacity to our customers through contractual arrangements, and

  . act as joint venture participants with regard to PC-1, GAL and, potentially, with regard to other future systems, including potentially the terrestrial portion of SAC.

  There can be no assurance that such third parties will perform their contractual obligation or that they will not be subject to political or economic events which may have a material adverse effect on our business, financial condition and results of operations.

  We entered into commission sharing agreements providing for the payment to third parties of commissions with respect to marketing of capacity on the AC-1 and PC-1 systems. Payments of these commissions is fully contingent upon our receipt of cash payment under the related CPAs and, accordingly, payment by us of these commissions has no material effect on our liquidity.

ITEM 2.  PROPERTIES

  We lease executive and administrative offices at our headquarters in Hamilton, Bermuda. We own a cable station in Brookhaven, New York and a cable station in White Sands, United Kingdom. We lease cable station space in Sylt, Germany and cable station space in Beverwijk, the Netherlands. Such cable station leases run for the anticipated 25-year term of AC-1. We also lease office space in Amsterdam, the Netherlands; Los Angeles and San Francisco, California; Morristown, New Jersey; London, England; New York, New York; Coral Gables, Florida; and Buenos Aires, Argentina.

ITEM 3.  LEGAL PROCEEDINGS

  We are not presently subject to any material legal claims or proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

Price Range of Common Stock

  Our common stock began to trade on both the Nasdaq National Market ("NNM") and the Bermuda Stock Exchange under the symbol "GBLX" following our Initial Public Offering ("IPO") of common stock on August 14, 1998 at a per share price of $9.50. The table below sets forth, on a per share basis for the periods indicated, the high and low closing sales prices for the common stock as reported by the NNM.

                                                                   Price Range
                                                                   ------------
                                                                    High   Low
                                                                   ------ -----
      Fiscal Year 1998
        Third Quarter (from August 14, 1998)...................... $12.75 $8.00
        Fourth Quarter............................................ $23.50 $8.63

  The closing sale price of the common stock as reported by the NNM on March 12, 1999 was $49.38. As of March 12, 1999, there were approximately 335 holders of record of our common stock.

Dividend Policy; Restriction on Payment of Dividends

  We do not anticipate paying cash dividends on our common stock in the foreseeable future. The terms of certain of our debt instruments also place limitations on our ability to pay dividends. Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

Application of Proceeds

  During August 1998, we completed our IPO (File No. 333-53393; effective date August 13, 1998) for which we received net proceeds of approximately $391 million. Through December 31, 1998, we have used $114 million of proceeds from the IPO for (i) equity investments of approximately $75 million for MAC and $32 million for PAC and (ii) $7 million for general corporate purposes. We intend to use the balance of these funds for (i) construction of the Global Crossing Network, (ii) investments in telecommunications companies and ISPs,
(iii) investment in Global Access Ltd., and (iv) general corporate purposes. As of December 31, 1998, unused proceeds were invested in short-term, interest-bearing United States government securities and certain other short term, investment grade securities.

Recent Sales of Unregistered Securities

  In 1998 we issued the following equity securities that were not registered under the Securities Act of 1933, as amended.

    (a) 5,000,000 shares of GCH Preferred Stock issued on December 2, 1998 by our wholly-owned subsidiary, GCH, and sold to each of Salomon Smith Barney, Merrill Lynch & Co., CIBC Oppenheimer, Deutsche Bank Securities, Goldman, Sachs & Co., Morgan Stanley Dean Witter, Chase Securities Inc. and Donaldson, Lufkin & Jenrette;

    (b) 900,000 Class B shares and 375,000 Class E shares of common stock of Old GCL at $0.33 per share issued in January 1998 to additional shareholders of Old GCL;

    (c) 300,000 Class E shares of common stock of Old GCL at $0.33 per share issued during April 1998 to an additional shareholder of Old GCL;

    (d) upon formation of GCL in March 1998, 2,400,000 shares of our common stock, at its par value of $.01 per share to Old GCL; and

    (e) in August 1998, 349,355,274 shares of our common stock, at its par value of $.01 per share, to Old GCL.

  The GCH Preferred Stock was resold only to institutional investors that are "qualified institutional buyers" within the meaning of Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") or pursuant to Regulation S under the Securities Act. All issuances specified above were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to transactions by an issuer not involving any public offering or the rules and regulations thereunder. All of such shares of common stock are deemed restricted securities within the meaning of Rule 144 under the Securities Act. The GCH Preferred Stock was exchanged in March 1999 for identical securities registered under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data as of December 31, 1998 and 1997, for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997, respectively, are derived from our audited consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes included in this Annual Report on Form 10-K.

                                                               Period from
                                                              March 19, 1997
                                            Year Ended     (Date of Inception)
                                         December 31, 1998 to December 31, 1997
                                         ----------------- --------------------
                                            (In thousands, except share and
                                                 per share information)
Statement of Operations Data:
Revenues................................   $    424,099        $        --
                                           ------------        ------------
Expenses:
Cost of capacity sold...................        178,492                 --
Operations, administration and
 maintenance............................         18,056                 --
Sales and marketing.....................         26,194               1,366
Network development.....................         10,962                  78
General and administrative..............         26,844               1,657
Stock related expense(1)................         39,374                 --
Provision for doubtful accounts.........          4,233                 --
Termination of advisory services
 agreement(2)...........................        139,669                 --
                                           ------------        ------------
                                                443,824               3,101
                                           ------------        ------------
Operating loss..........................        (19,725)             (3,101)
Equity in loss of affiliates............         (2,508)                --
Interest income (expense):
  Interest income.......................         29,986               2,941
  Interest expense......................        (42,880)                --
Provision for income taxes(3)...........        (33,067)                --
                                           ------------        ------------
Loss before extraordinary item..........        (68,194)               (160)
Extraordinary loss on retirement of
 senior notes(4)........................        (19,709)                --
                                           ------------        ------------
Net loss................................        (87,903)               (160)
Preferred stock dividends(5)............        (12,681)            (12,690)
Redemption of preferred stock(6)........        (34,140)                --
                                           ------------        ------------
Net loss applicable to common
 shareholders...........................   $   (134,724)       $    (12,850)
                                           ============        ============
NET LOSS PER COMMON SHARE
Loss applicable to common shareholders
 before extraordinary item
 Basic and diluted......................   $      (0.32)       $      (0.04)
                                           ============        ============
Extraordinary item
 Basic and diluted......................   $      (0.06)       $        --
                                           ============        ============
Net loss applicable to common
 shareholders
 Basic and diluted......................   $      (0.38)       $      (0.04)
                                           ============        ============
Shares used in computing basic and
 diluted loss per share.................    358,735,340         325,773,934
                                           ============        ============

                                                             December 31,
                                                          --------------------
                                                             1998       1997
                                                          ----------  --------
                                                            (In thousands)
Balance sheet data:
Current assets including cash and cash equivalents and
 restricted cash and cash equivalents.................... $1,002,115  $ 27,744
Long term restricted cash and cash equivalents...........    367,600       --
Long term accounts receivable............................     43,315       --
Construction in progress and capacity available for
 sale(7).................................................  1,003,056   518,519
Deferred finance and organization costs, net of
 accumulated amortization................................     45,757    25,934
Investment in affiliates(8)..............................    177,334       --
                                                          ----------  --------
                                                                      $572,197
 Total assets............................................ $2,639,177
                                                          ==========  ========
 Current liabilities..................................... $  251,890  $ 90,817
 Long term debt..........................................    269,598   162,325
 Senior notes............................................    796,495   150,000
 Long term deferred revenue..............................     25,325       --
 Obligations under inland service agreements and capital
  leases ................................................     24,520     3,009
 Deferred income taxes...................................      9,654       --
                                                          ----------  --------
 Total Liabilities.......................................  1,377,482   406,151
Mandatorily redeemable preferred stock(9)................    487,375    91,925
Shareholders' equity.....................................
 Common stock............................................      4,328     3,258
 Treasury stock..........................................   (209,415)      --
 Other shareholders' equity..............................  1,067,470    71,023
 Accumulated deficit.....................................    (88,063)     (160)
                                                          ----------  --------
Total shareholders' equity...............................    774,320    74,121
                                                          ----------  --------
Total liabilities and shareholders' equity............... $2,639,177  $572,197
                                                          ==========  ========

--------
(1) During the year ended December 31, 1998, we recognized $37 million from a total of $94 million of stock related expense relating to stock options and rights to purchase stock, issued during such period, which entitle the holders to purchase common stock. The remaining $57 million will be recognized as follows: $28 million in 1999, $21 million in 2000 and $8 million in 2001.

(2) Includes a charge for the termination of the advisory services agreement as of June 30, 1998. See Item 13. GCL acquired the rights from those entitled to fees payable under the advisory services agreements in consideration for the issuance of common stock having an aggregate value of $135 million and the cancellation of approximately $3 million owed to GCL under a related advance agreement. As a result of this transaction, GCL recorded a non-recurring charge in the approximate amount of $138 million during the year ended December 31, 1998. In addition, we recognized approximately $2 million of advisory fees incurred prior to termination of the contract.

(3) Reflects income taxes on profits earned during the year ended December 31, 1998 in jurisdictions where we have a taxable presence. A significant portion of our operating losses have been incurred in non-taxable jurisdictions and, therefore, these operating losses cannot be applied to offset our future taxable earnings.

(4) On May 18, 1998, a portion of the proceeds from the issuance of the GCH Senior Notes was used to repurchase the 12% Senior Notes Due 2004 of Global Telesystems Holdings Ltd. ("GTH") , an indirect subsidiary of GCL. We recognized an extraordinary loss of $20 million in connection with this repurchase, comprising a repurchase premium of approximately $10 million and the write-off of approximately $10 million of unamortized deferred financing costs.

(5) The preferred stock dividends for the year ended December 31, 1998 include dividends from both the GCH Preferred Stock and the 14% senior increasing rate redeemable exchangeable preferred stock of GTH (the "GTH Preferred Stock"). The GCH Preferred Stock is mandatorily redeemable on December 1, 2008 and exchangeable at any time by GCH into notes at the option of GCH. The GCH Preferred Stock entitles the holders to receive cumulative compounding dividends at an annual rate of 10 1/2%. The dividends can be paid in cash or prior to June 1, 2002 with the issuance of additional GCH Preferred Stock at the option of GCH.

    The holders of the GTH Preferred Stock were entitled to receive cumulative, compounding dividends at an initial annual rate of 14%. Preferred stock dividends include cumulative 14% dividends and amortization of the discount and issuance costs. Effective June 17, 1998, we used proceeds from the GCH Senior Notes to redeem all outstanding GTH Preferred Stock. All dividends prior to the redemption had been paid through the issuance of additional preferred stock and charged against additional paid-in capital.

(6) As a result of the redemption of the GTH Preferred Stock, we incurred a one time $34 million charge against additional paid-in capital. The charge consisted of: (i) a $16 million charge for redemption premium and (ii) a write-off of $18 million of unamortized discount and unamortized deferred financing costs.

(7) Construction in progress and capacity available for sale includes direct and indirect expenditures for construction of AC-1 and other systems and is stated at cost. Included are costs incurred under (i) the construction contracts; (ii) advisory, consulting and legal fees; (iii) interest (including amortization of debt issuance costs incurred during the construction phase); and (iv) other costs necessary for developing AC-1 and other systems. Additionally, we granted the PCG Warrants to PCG, a shareholder, for the PC-1, MAC and PAC systems and related rights. The $275 million value of the common stock was allocated to Construction in Progress in the amount of $112 million and as Investment in affiliates in the amount of $163 million.

(8) Includes $163 million as of December 31, 1998, as described above, representing the value of the PCG Warrants applicable to PCL.

(9) The December 31, 1998 amount includes (i) $500 million of GCH Preferred Stock, less (ii) $17 million reflecting the unamortized issue costs, plus $4 million of accrued dividends. The December 31, 1997 amount includes (i) $100 million of the GTH Preferred Stock originally issued, plus (ii) $10 million of GTH Preferred Stock issued as dividends thereon, less (iii) $19 million reflecting the unamortized discount and issue costs, plus $1 million of accrued dividends. We redeemed all of the outstanding GTH Preferred Stock effective as of June 17, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We are the world's first independent global provider of state-of-the-art Internet and long distance telecommunication facilities and related services utilizing a network of undersea and terrestrial digital fiber optic cable systems. We started development in March 1997, when we entered into a contract with TSSL for the design, development, construction and installation of AC-1, and obtained commitments for its initial financing.AC-1, our first fiber optic cable system, is a four fiber pair self-healing ring connecting (i) the United States to the United Kingdom, (ii) the United Kingdom to the Netherlands and Germany, (iii) the Netherlands to Germany and (iv) Germany to the United States. The first segment of AC-1, the United States to United Kingdom route, was completed and commenced operations in May 1998, and the entire AC-1 system commenced operations in February 1999.

  Until May 1998, when the United States to United Kingdom segment of AC-1 reached RFS, we were a development stage company and since inception have been involved in the planning, financing, marketing, organization, development, design and construction of the AC-1 system and seven other planned systems (AC-2, PC-1, MAC, PAC, SAC, PEC and GAL). We achieved a number of significant milestones, including (i) the recruitment of experienced professionals in undersea cable and telecommunications operations, (ii) the signing of construction contracts on AC-1, PC-1, MAC and PAC, (iii) the execution of the AC-1, PC-1 and MAC credit facilities and the execution of a financing commitment with respect to PAC, (iv) completion of the AC-1 ring, (v) the issuance of $800 million in principal amount of GCH Senior Notes, (vi) the initial public offering of our common stock, (vii) the issuance of $500 million in principal amount of GCH Preferred Stock and (viii) the execution of $1,052 million of CPAs for undersea and terrestrial capacity and dark fiber sales.

Revenues and Deferred Revenues

 Sales Revenue and Deferred Revenue

  Customers may enter into CPAs to purchase an IRU in units of capacity on any of our fiber optic cable systems. The purchase price for such capacity is non-refundable once the applicable segment purchased is RFS. The IRU purchased entitles the customer to all rights and obligations of ownership of the capacity for a period of 25 years after the system RFS date. Where available on a specific system, our CPAs generally provide that the system will have self-healing ring capability, which means that, in the event of interruption, capacity on any segment of a system will be instantaneously restored either on another system segment or within the same segment so that the same point-to-point connectivity is maintained.

  Revenues from the sale of capacity are recognized in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when (i) the purchaser obtains the right to use the capacity, which can only be suspended if the purchaser fails to pay the full purchase price or fulfill its contractual obligations, (ii) the purchaser is obligated to pay OA&M costs and (iii) the segment of the system related to the capacity purchased is available for service. Customers who have entered into CPAs for capacity have paid deposits toward the purchase price, and such amounts have been included as deferred revenue in the consolidated financial statements. In some CPAs, customers who have purchased capacity on systems prior to the date the system has self-healing ring capacity have contractually required full self-healing ring capability as a legal condition which, if not satisfied, would enable them to terminate the CPA and requires us to refund capacity payments.

 Operating Lease Revenue and Deferred Revenue

  In addition to sales type leases, we may enter into operating lease agreements to lease capacity on our systems. These agreements may grant the customer a right to use capacity for periods of time which may be substantially less than the design life of the capacity (generally 25 years). We will amortize revenues from these operating lease agreements over the lives of the agreements, with cash received but not yet recognized as operating revenues, recorded in the consolidated financial statements as deferred revenue.

 OA&M Revenue

  Pursuant to the terms of our existing CPAs, we are obliged to use commercially reasonable efforts to cause the AC-1 system to be maintained in efficient working order and in accordance with industry standards. In exchange for the operating, administration and maintenance services provided by ACL through the OA&M agreement with TSSL, customers are obligated for the term of their IRU to pay for their allocable share of the costs for operating and maintaining the system. Customers appoint members to a System Advisory Committee, which is charged with the responsibility of directing the operations and maintenance of AC-1. Customers pay 110% of ACL's cost to operate and maintain the system based on their pro-rata share of total capacity subject to annual maximum amounts per circuit purchased of $250,000 per transatlantic circuit and $50,000 per European circuit. Each customer's pro-rata share is effectively calculated by taking the weighted average of their purchased capacity over total capacity sold multiplied by 110% of actual costs incurred to customers quarterly in advance based on the prior year's actual costs. These amounts are non-refundable, and should a customer fail to make an OA&M payment, ACL may suspend all rights to capacity granted under the IRU. Undersea OA&M revenues are recognized in the period that the related services are provided. On an annual basis, the actual OA&M costs we incur are accumulated and an adjustment is made to true up actual OA&M revenues so that they equal 110% of actual costs incurred, provided specified contractual limits have not been reached.

 Construction in Progress; Capacity Available for Sale; Cost of Capacity Sold

  Construction costs incurred with respect to each segment of a cable system are reflected as "Construction in Progress" in our consolidated balance sheets until a segment becomes operational, at which time such costs are reflected as Capacity Available for Sale. Capacity Available for Sale is recorded at the lower of cost or fair value less cost to sell and is charged to Cost of Capacity Sold in the period the related revenues are recognized. Fair value of capacity is derived from a third party consultant's market study of expected sales of capacity.

  We record the cost of acquiring terrestrial capacity in Capacity Available for Sale in amounts equal to the present value of future payment obligations associated with the acquisition of such terrestrial capacity (excluding from such payments amounts attributable to operations and maintenance costs).

  Construction in Progress includes direct expenditures for construction of systems, including advisory, consulting and legal fees, interest during construction and amortized debt issuance costs incurred during the construction phase.

Cost of sales

  Cost of undersea sales in any period is calculated based on the ratio of capacity revenues recognized in the period to total expected capacity revenues over the life of the systems multiplied by the total costs incurred to construct the system. This calculation of the cost of sales amount matches costs with the value of each sale relative to total expected revenues. Until the entire system is completed, for purposes of calculating cost of sales, the total system costs incurred will include an estimate of remaining costs to be incurred to complete the entire system. The calculation of cost of undersea sales is based on total system cost including both the initial system cost and the cost of system upgrades that management has the intent and ability to complete, provided the need for such upgrades is supported by an independent consultant's revenue forecast. Changes in management's estimate of the total expected revenues to be derived from sales of capacity will result in adjustments to the calculation of cost of sales. These adjustments will be recorded on a prospective basis over future periods commencing with the period during which management revises its estimate. The cost of terrestrial capacity directly related to undersea sales is charged to cost of sales in the period that the related revenue is recognized.

 Operating type lease cost of sales

  Costs relating to operating type lease revenue will be classified as a depreciable asset and depreciated over the estimated useful life of the capacity.

Operating Expenses

  In addition to cost of capacity sold, our operating expenses principally comprise of sales and marketing, operations and maintenance, general and administrative and network development costs. Costs relating to the evaluation of possible additional systems are expensed as incurred.

Results of Operations for the Year Ended December 31, 1998 and the Period from March 19, 1997 (Date of Inception) to December 31, 1997

 Revenues

  During the year ended December 31, 1998, we executed commitments with our customers to purchase capacity on our systems plus the sale of dark fiber on PEC totaling $911 million, bringing the total since inception to $1,052 million. Of this amount, we recognized revenues of $418 million on sales of capacity relating to AC-1 for the year ended December 31, 1998, in addition to revenues from operations and maintenance services of $6 million. The remaining $634 million of capacity sales has not yet been reflected as revenue in the consolidated financial statements because either the segment has not reached RFS or the purchaser has not obtained the right to use the capacity. During the year ended December 31, 1998, we entered into CPAs with 33 international telecommunications carriers and sold approximately 35% of the sales capacity of 512 circuits on the AC-1 system.

 Expenses

  Cost of capacity sold. For the year ended December 31, 1998, we recognized $178 million in cost of capacity sold, resulting in a gross margin on capacity sales of 57%. Cost of capacity sold for the year ended December 31, 1998 also includes $38 million relating to terrestrial capacity sold which we had purchased from third parties. We calculate undersea cost of capacity sold for AC-1 based on the ratio of the period's actual revenue to total expected revenues, assuming minimum projected sales capacity of 512 circuits, multiplied by the construction cost of the system. This calculation of cost of sales matches costs with the relative value of each sale. There were no sales or related costs recognized during the period from March 19, 1997 (Date of Inception) to December 31, 1997, as we were in our development stage.

  Operations, administration and maintenance ("OA&M"). We incurred OA&M costs of $18 million during the year ended December 31, 1998. We entered into an agreement with TSSL relating to operations, administration and maintenance of AC-1, which limits our total OA&M expense for the system. We anticipate that our OA&M costs will be largely recovered through charges to our customers under the terms of CPAs. There were no OA&M costs during the period from March 19, 1997 (Date of Inception) to December 31, 1997, as we were in our development stage.

  Sales and marketing. During the year ended December 31, 1998, we incurred sales and marketing expenses of $26 million, including selling commissions of $20 million incurred on capacity sales recognized during this period. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, we incurred sales and marketing costs of approximately $1 million. The increase from 1997 was due to additions in personnel and occupancy costs, plus marketing, commissions paid and other promotional expenses to support our rapid growth.

  Network development. We incurred network development costs during the year ended December 31, 1998 of $11 million relating to the development of systems. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, these costs were $0.1 million. The increase from 1997 was due to additional personnel, and costs to explore new projects.

  General and administrative. General and administrative expenses totaled $27 million during the year ended December 31, 1998 and were comprised principally of salaries, employee benefits and recruiting fees for staffing of multiple systems, travel, insurance costs and rent expenses, plus depreciation and amortization. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, we incurred general and administrative costs of $2 million.

  Termination of Advisory Services Agreement with PCG Telecom Services LLC. In connection with the development and construction of AC-1, we entered into an Advisory Services Agreement with PCG Telecom Services LLC, an affiliate, providing for the payment by us of an advisory fee of 2% of the gross revenues of ACL over a 25 year term. Our Board of Directors also approved similar advisory fees and authorized us to enter into similar agreements with respect to other cable systems under development by us. We have acquired the rights of the persons entitled to the fees payable under these agreements in consideration for the issuance to such persons of shares of our common stock, which had at the time of issuance an aggregate value of $135 million, and the cancellation of approximately $3 million owed to us under a related advance agreement. In addition, we recognized approximately $2 million of advisory fees incurred prior to termination of the contract.

  Stock related expense. Through December 31, 1998, we recorded as a charge to paid-in capital $94 million of unearned compensation relating to awards under our stock incentive plan plus the grant of certain economic rights and options to purchase common stock granted to a senior executive. The unearned compensation is being recognized as an expense over the vesting period of these options and economic rights.

  For the year ended December 31, 1998, we recognized as an expense $31 million of stock related compensation relating to our stock incentive plan and $6 million for the vested economic rights to purchase common stock and $2 million in respect of shares of common stock issued during the year. The remaining $57 million of unearned compensation will be recognized as follows:
$28 million in 1999, $21 million in 2000 and $8 million in 2001. Our stock incentive plan commenced in January 1998, and therefore no issuances were made during the period from March 19, 1997 (Date of Inception) to December 31, 1997.

  Equity in loss of Affiliates. During 1998, we entered into joint venture agreements to construct and operate PC-1 and GAL. PC-1 is owned and operated by PCL. We have an economic interest in PCL represented by a 50% direct voting interest and, through one of the joint venture partners, a further 8% economic non-voting interest. We have a 49% interest in Global Access Ltd., which operates GAL. Our equity in the loss of PC-1 for the year ended December 31, 1998 was $3 million.

 Interest Income and Interest Expense

  Interest income. We reported interest income of $30 million during the year ended December 31, 1998 and $3 million during the period from March 19, 1997 (Date of Inception) to December 31, 1997. Such interest income represents earnings on cash raised from financings, the IPO, the issuance of the GCH Preferred Stock, operations and CPA deposits.

  Interest expense. During the year ended December 31, 1998, we incurred $93 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, we capitalized to construction in progress interest of $50 million and expensed $43 million. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, we incurred interest expense of $10 million, which was capitalized to construction in progress.

 Provision for income taxes

  The income tax provision of $33 million for the year ended December 31, 1998 provides for taxes on profits earned from capacity sales and OA&M revenues where our subsidiaries have a presence in taxable jurisdictions. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, we incurred operating losses, which relate to non-taxable jurisdictions and therefore cannot be applied against future taxable earnings. Accordingly, no tax provision or deferred tax benefit was recorded as of December 31, 1997.

 Extraordinary item

  During May 1998, we recognized an extraordinary loss of $20 million in connection with the repurchase of GTH's outstanding senior notes ("GTH Senior Notes"), comprising of a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

 Preferred stock dividends

  During the year ended December 31, 1998, we recorded preferred stock dividends of approximately $13 million. Preferred stock dividends for the period from March 19, 1997 (Date of Inception) to December 31, 1997 were $13 million. Of the $13 million recorded in 1998, $4 million relates to the GCH Preferred Stock issued during December 1998.

 Redemption of preferred stock

  The redemption of GTH's outstanding preferred stock ("GTH Preferred Stock") occurred in June 1998 and resulted in a $34 million charge against equity. This amount was comprised of a $16 million redemption premium and a write-off of $18 million of unamortized discount and issuance costs. The redemption premium and write-off of unamortized discount and issuance costs are treated as a deduction to arrive at net loss applicable to common shareholders in the consolidated statements of operations.

 Net loss and Net loss applicable to common shareholders

  We incurred a net loss of $88 million for the year ended December 31, 1998, compared to a net loss of $0.2 million in the period from March 19, 1997 (Date of Inception) to December 31, 1997. The net loss for the year ended December 31, 1998 reflects an extraordinary loss on retirement of the GTH Senior Notes of $20 million and a non-recurring charge of $140 million relating to the termination of the Advisory Services Agreement. Our net income before these items was $72 million.

  During the year ended December 31, 1998, we reported a net loss applicable to common shareholders of $135 million. This loss reflects preferred stock dividends of $13 million and the redemption cost of GTH Preferred Stock of $34 million. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, we incurred a net loss applicable to common shareholders of $13 million after GTH Preferred Stock dividends of $13 million.

 Balance Sheet as of December 31, 1998

  Restricted cash and cash equivalents (current and long term). At December 31, 1998, current and long-term restricted cash and cash equivalents included:
(i) $231 million restricted for PC-1 construction, (ii) $89 received pursuant to CPAs on AC-1 which may be used only in accordance with the terms of the AC-1 Credit Facility, (iii) $66 million restricted for MAC construction, (iv) $38 million reserved for funding future interest payable on the GCH Senior Notes and (v) $21 million restricted for miscellaneous items.

  Capacity available for sale, construction in progress and investment in affiliates. Our investment in capacity available for sale, construction in progress and investment in affiliates totaled approximately $1,180 million as of December 31, 1998. This amount includes the value of system development contributed to us by PCG. Upon our IPO each PCG Warrant then outstanding was converted into a fraction of our common stock based upon the ratio of the per share valuation at the time of conversion less the per share exercise price of the warrants, divided by the per share valuation at the time of conversion, together with a new warrant ("New PCG Warrants") to purchase the remaining fraction of shares at an exercise price equal to $9.50 (the price to public per share of the IPO). These amounts increased additional paid-in capital by $275 million and was allocated on a pro rata basis to PCL, PAC and MAC according to the estimated cost of each system. Accordingly, we recorded $163 million as an investment in PCL and $64 million and $48 million as Construction in Progress for PAC and MAC, respectively.

  Long term debt and senior notes. The long term debt of $270 million as of December 31, 1998 represents primarily the long term portion of our outstanding balance on the AC-1 Credit Facility. The senior notes balance of $796 million represents the net proceeds from our issuance of the GCH Senior Notes, adjusted for the unamortized amount of the debt discount.

  Mandatorily redeemable preferred stock. The mandatorily redeemable preferred stock of $487 million as of December 31, 1998 represents the net proceeds received from our $500 million offering of GCH Preferred Stock offering during December 1998, less $17 million in fees and issuance costs plus $4 million in accrued dividends. These fees and issuance costs are being amortized over the term of the obligation.

  During the year ended December 31, 1998, we reimbursed an amount of $7 million to PCG, a shareholder, relating to system evaluation costs incurred by PCG. This amount was treated as a dividend and charged against additional paid-in capital.

Liquidity and Capital Resources

  Our principal capital expenditures involve the construction of the Global Crossing Network as well as purchases of terrestrial capacity. As of December 31, 1998, we incurred approximately $750 million of capital expenditures for AC-1. Furthermore, we entered into a $50 million contract with TSSL to upgrade AC-1 capacity. As of December 31, 1998, the remaining unpaid construction costs of $75 million will be paid from cash on hand. As of December 31, 1998, we had borrowings outstanding of $267 million under the AC-1 Credit Facility.

  In addition to AC-1, we are currently developing seven additional systems (AC-2, PC-1, MAC, PAC, SAC, PEC and GAL) and estimate the total construction cost of such systems to be approximately $4,945 million (excluding costs of potential future upgrades and the amounts capitalized with respect to the PCG Warrants, but including financing and operating costs while the systems are under construction).

  We entered into a supply contract with TSSL to construct PC-1 for which the estimated cost is $1,200 million. Equity investments in PC-1 will be $400 million, of which we will provide $231 million and our joint venture partners will provide the balance. We placed our equity portion in escrow and included it in restricted cash and cash equivalents. Effective July 1998, we entered into a credit agreement for $850 million ($800 million for construction and $50 million for the initial upgrade) of non-recourse project debt for PC-1.

  We also entered into supply contracts with Alcatel and TSSL requiring payments of approximately $243 million to construct MAC (the total project cost will also include approximately $87 million for financing and start-up costs while MAC is under construction). In November 1998, we obtained
$260 million of non-recourse bank financing for MAC. The remaining costs will be funded from cash on hand.

  Further, we entered into a supply contract with TSSL requiring payments of approximately $418 million to construct PAC (the total project cost will also include approximately $77 million for financing and start-up costs while PAC is under construction). During July 1998, we signed a commitment letter for up to $300 million of non-recourse project debt financing for this system. The balance will be funded from cash on hand.

  In March 1999, we announced AC-2 and SAC, for which the construction costs are estimated to be $750 million and $1,130 million, respectively. We expect to finance such costs through a combination of commercial bank borrowings, non-recourse debt, vendor financing and cash on hand.

  During October 1998, we announced the development of PEC for which the construction costs are estimated to be $850 million. A portion of these costs will be paid from cash on hand. Further, we expect to raise additional capital required to finance this system through a combination of commercial bank borrowings, non-recourse project debt, vendor financing and sales of dark fiber. In this regard, we signed an agreement with Cable & Wireless for the sale of more than $100 million of dark fiber on PEC. During January 1999, we entered into a supply contract with Lucent Technologies Inc. to provide fiber and equipment for this system and, as part of this contract, Lucent will also furnish financing.

  Lastly, we entered into a joint venture contract with Marubeni to construct GAL at an estimated cost of $190 million. We have funded our 49% interest in this system from cash on hand.

  Because the cost of developing and constructing our systems, as well as operating our business, will depend on a variety of factors (including our ability to successfully negotiate construction supply contracts at favorable prices, our ability to generate sufficient sales, changes in the competitive environment of the markets we serve, the levels of participation by our joint venture partners, and changes in technology), actual costs and revenues may vary, possibly materially, from expected amounts. Such variations may impact our future capital requirements. The development of additional systems, which we may pursue, would lead to additional future capital requirements.

  Cash provided by operating activities was $209 million for the year ended December 31, 1998 and $5 million for the period from March 19, 1997 (Date of Inception) to December 31, 1997, which principally represents cash received from deposits and payments for activated capacity pursuant to signed CPAs, plus interest income, less sales and marketing, network development and general and administrative expenses paid.

  During the first quarter of 1999, we will adopt Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants. This statement requires that certain start-up expenditures previously capitalized during system development must now be expensed; however, our cash flow will not be affected.

  Cash provided by financing activities was $1,027 million for the year ended December 31, 1998, primarily represents borrowings under the AC-1 and MAC Credit Facilities, proceeds from the issuance of GCH Senior Notes, the GCH Preferred Stock and our IPO, less amounts paid for finance and organization costs, the issuance of common and preferred stock, the repayment of long term debt, the redemption of the GTH Preferred Stock, the retirement of the GTH Senior Notes and the increase in amounts held in restricted cash and cash equivalents. At December 31, 1998, our working capital amounts to $750 million.

  During May 1998, we obtained $796 million in net proceeds from the issuance of the GCH Senior Notes due 2008. These proceeds were used (i) to purchase all of the $150 million aggregate principal amount of outstanding GTH Senior Notes, (ii) to redeem all of the $100 million aggregate principal amount of outstanding GTH Preferred Stock, (iii) to repay in full the $67 million then outstanding under a bridge credit facility, (iv) to make approximately
$315 million of equity investments in PC-1, MAC and PAC and (v) for general corporate purposes, including $74 million to fund a one-year interest reserve on the GCH Senior Notes. In August 1998, we completed our IPO, from which we received net proceeds of $391 million, and during December 1998, we issued GCH Preferred Stock, from which we received net proceeds of approximately
$483 million. We have or intend to use these proceeds for (i) construction of the Global Crossing Network, (ii) investment in telecommunications companies and ISPs, (iii) investments in GAL and (iv) general corporate purposes. As of December 31, 1998, unused proceeds were invested in short-term, interest-bearing U.S. Government securities and certain other short term, investment grade securities.

  Cash provided by financing activities of $425 million for the period from March 19, 1997 (Date of Inception) to December 31, 1997, relates to net proceeds from the issuance of common stock, GTH Preferred Stock and GTH Senior Notes, and borrowings under the AC-1 Credit Facility, less finance and organization costs related to the issuance of common and preferred stock and the increase in proceeds held in restricted cash and cash equivalents. At December 31, 1997, our working capital deficit was $63 million.

  Cash used in investing activities was approximately $431 million and $429 million for the year ended December 31, 1998, and the period from March 19, 1997 (Date of Inception) to December 31, 1997, respectively, and represents cash paid for construction in progress, capacity available for sale and investments in affiliates.

  We have extended financing to a small number of customers in connection with certain CPAs. The financing terms provide for installment payments over a period of up to four years. We believe that our extension of financing to our customers will not have a material effect on our liquidity.

  We believe that our current cash and cash equivalents, credit facilities and cash generated from operations will satisfy our expected working capital and capital expenditure requirements through December 31, 1999.

Inflation

  Management does not believe that its business is impacted by inflation to a significantly different extent than the general economy.

Year 2000 Compliance

  We believe that our computer information systems are Year 2000 ("Y2K") compliant. We have established a Y2K compliance task force. The task force has identified no potential material adverse effect on the two core components of our services: (i) transmission of capacity and (ii) management and maintenance of the transmission paths. Our anticipated worst case scenario is failure of our Network Operations Center. In the event the worst case scenario occurs management of the network can be performed at the terminal stations with the network element managers or at the equipment bays with the craft interface terminal. No or minimal additional cost would be incurred as we have already included the cost for back-up management of the network into the AC-1 business case analysis.

  We are also subject to external forces that generally affect industry and commerce, such as utility, transportation or other infrastructure failures and interruptions. In addition to reviewing our own systems, we are submitting requests to third party service providers to obtain information as to their compliance efforts. We have received assurances from our major suppliers, TSSL and Lucent, stating Y2K compliance status of their respective systems regarding AC-1 (our only active system at this time). In addition, we received assurance from Alcatel, a supplier to MAC, that Alcatel is also Y2K compliant. In the event that any of our material third party service providers do not successfully and timely achieve Y2K compliance, our business or operations could be adversely affected. We are developing contingency plans to address any potential Y2K compliance failure due to significant third party failures, although no such failure is expected. To date, response from material third party service providers has not shown any of them to be non-compliant with Y2K readiness plans.

  We believe that costs of addressing our Y2K compliance will not have a material adverse impact on our financial condition or results of operations.

Euro Conversion

  On January 1, 1999, a single currency called the Euro was introduced in Europe. Eleven of the fifteen member countries of the European Union agreed to adopt the Euro as their common legal currency on that date. Fixed conversion rates between these countries' existing currencies (legacy currencies) and the Euro were established as of that date. The legacy currencies are scheduled to remain legal tender in these participating countries between January 1, 1999 and January 1, 2002 (not later than July 1, 2002). During this transition period, parties may settle transactions using either the Euro or a participating country's legacy currency.

  As most of our sales and expenditures are denominated in United States dollars, management does not believe that the Euro conversion will have a material adverse impact on our business or financial condition. We do not expect the cost of system modifications to be material and we will continue to evaluate the impact of the Euro conversion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market condition.

                                                                                            Fair Value
Expected maturity dates    1999     2000      2001     2002    2003  Thereafter  Total   December 31, 1998
-----------------------   -------  -------  --------  -------  ----- ---------- -------- -----------------
                                                         (In thousands)
DEBT
Non Current -- US$
 denominated
AC-1 Credit Facility....  $ 6,393  $99,555  $141,600  $19,251    --       --    $266,799     $266,799
 Average interest rates
  -- variable...........       (1)      (1)       (1)      (1)
MAC Credit Facility.....      --       --      9,192      --     --       --       9,192        9,192
 Average interest rates
  -- variable...........       (2)      (2)       (2)      (2)
Senior notes............      --       --        --       --     --   800,000    800,000      834,000
 Average interest rates
  -- fixed..............                                                 9.6%
Mandatorily Redeemable
 Preferred Stock........      --       --        --       --     --   500,000    500,000      484,375
 Average interest rates
  -- fixed..............                                                10.5%
Obligations under ISAs
 and capital lease
 obligations
US$ denominated.........   13,934    9,654     1,076    1,075  1,073   20,826     47,638       47,638
 Average interest rates
  -- fixed..............    10.5%    10.5%     10.5%    10.5%  10.5%    10.5%
Sterling, German Mark
 and Dutch Guilder
 denominated............    4,367    3,974     4,437    4,602  4,775  143,115    165,270      165,270
 Average interest rates
  -- fixed..............    10.8%    10.8%     10.8%    10.8%  10.8%    10.8%
DERIVATIVE INSTRUMENTS
Interest rate swap
 floating for fixed - ..
 Contract notional
  amount (3)............  200,000      --        --       --     --       --     200,000           26
 Fixed rate assumed by
  GCL...................     5.8%
 Variable rate assumed
  by counterparty.......       (4)

--------
(1) The interest rate is one month LIBOR plus 2.0% which was 7.0% as of December 31, 1998.
(2) The interest rate is one month LIBOR plus 3.0% which was 8.0% as of December 31, 1998.
(3) Expired January 31, 1999.
(4) The interest rate is one month LIBOR.

Foreign Currency Risk

  Most of our sales and expenditures are denominated in United States dollars. Assets and liabilities denominated in foreign currencies at year end are translated into United States dollars at the rate of exchange at the balance sheet date and income and expense accounts are translated at the average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. Such translation adjustments were not material as of and for the year ended December 31, 1998 and as of and for the period from March 19, 1997 (Date of Inception) to December 31, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the index included on page F-1, Index to Consolidated Financial
Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the names, ages and positions of the directors and executive officers of GCL.

  The Bye-laws of GCL provide for a Board of Directors consisting of up to 18 members divided into three classes with terms of three years each. Mr. Casey, Mr. Brown, Mr. Porter, Mr. Phoenix, Mr. Levine and Mr. Conway were elected as Class A Directors, with a term expiring in 1999; Mr. Cook, Mr. Lee, Mr. Raben, Mr. Kent and Mr. Scanlon were elected as Class B Directors, with a term expiring in 2000; and Mr. Winnick, Mr. Bloom, Mr. Kehler, Mr. Weinberger, Mr. Steed and Mr. Ogasawara were elected as Class C Directors, with a term expiring in 2001.

   Name                     Age                          Position
   ----                     ---                          --------
   Gary Winnick............  51           Co-Chairman of the Board and Director
   Lodwrick M. Cook........  70           Co-Chairman of the Board and Director
   Thomas J. Casey.........  46 Managing Director, Vice Chairman of the Board and Director
   Jack M. Scanlon.........  57          Vice Chairman of the Board and Director
   Robert Annunziata.......  50                  Chief Executive Officer
   David L. Lee............  49      President, Chief Operating Officer and Director
   Barry Porter............  41             Senior Vice President and Director
   Abbott L. Brown.........  55             Senior Vice President and Director
   Dan J. Cohrs............  45     Senior Vice President and Chief Financial Officer
   James C. Gorton.........  37    Senior Vice President, General Counsel and Secretary
   Robert B. Sheh..........  59                  Executive Vice President
   Jay R. Bloom............  43                          Director
   William E. Conway.......  49                          Director
   Dean C. Kehler..........  42                          Director
   Geoffrey J.W. Kent......  56                          Director
   Jay R. Levine...........  42                          Director
   Toshiaki Ogasawara......  67                          Director
   William P. Phoenix......  42                          Director
   Bruce Raben.............  45                          Director
   Michael R. Steed........  49                          Director
   Hillel Weinberger.......  45                          Director

  Gary Winnick--Mr. Winnick, founder of GCL, has been Co-Chairman of the Board of GCL since January 1998 and, prior thereto, was Chairman of the Board since March 1997. Mr. Winnick is the founder and has been the Chairman and Chief Executive Officer of Pacific Capital Group ("PCG") since 1985, having been in the principal equity investment and merchant banking business since that time.

  Lodwrick M. Cook--Mr. Cook has been Co-Chairman of the Board of GCL since January 1998 and Vice Chairman and Managing Director of PCG since 1997. Prior to joining PCG, Mr. Cook spent 39 years at Atlantic Richfield Co., serving as President and Chief Executive Officer from 1985 to 1995 and as Chairman of the Board of Directors from 1986 to 1995, when he became Chairman Emeritus. Mr. Cook is also a member of the Board of Directors of Castle and Cooke, Litex and Ocean Energy, Inc.

  Thomas J. Casey--Mr. Casey was elected Vice Chairman of the Board of GCL in December 1998 and was appointed Managing Director of GCL in September 1998. Prior to joining GCL, Mr. Casey was co-head of Merrill Lynch & Co.'s Global Communications Investment Banking Group for three years. From 1990 to 1995, Mr. Casey was a partner and co-head of the telecommunications and media group of the law firm of Skadden, Arps, Slate, Meagher and Flom.

  Jack M. Scanlon--Mr. Scanlon has been Vice Chairman of the GCL Board of Directors since March 1999 and has been a director of GCL since April 1998. Mr. Scanlon was Chief Executive Officer of GCL from April 1998 to March 1999. Prior to joining GCL, Mr. Scanlon was President and General Manager of the Cellular Networks and Space Sector of Motorola Inc. and had been affiliated with Motorola Inc. since 1990. Mr. Scanlon was Chief Operating Officer of Cambridge Technology Group from 1988 to 1990 and, prior thereto, spent 24 years with AT&T and Bell Laboratories, rising to Group Vice President at AT&T.

  Robert Annunziata--Mr. Annunziata has been Chief Executive Officer of GCL since March 1999. From September 1998 to February 1999, Mr. Annunziata was President of AT&T's $22 billion business services group, responsible for the AT&T global network. Prior thereto, Mr. Annunziata was Chairman and Chief Executive Officer of the Teleport Communications Group from 1983 to 1998. Prior to joining Teleport, Mr. Annunziata served 17 years at AT&T in a variety of increasingly senior operations, sales and marketing positions.

  David L. Lee--Mr. Lee has been President and Chief Operating Officer and a director of GCL since March 1997. He has also been a managing director of PCG since 1989. Prior to joining PCG, Mr. Lee was Group Vice President of Finance and Acquisitions at TRW Information Systems Group.

  Barry Porter--Mr. Porter is Senior Vice President, Corporate Development and a director of GCL. Mr. Porter has been a director of GCL since 1997 and has also been a managing director of PCG since 1993. From 1986 to 1993, Mr. Porter was affiliated with Bear, Stearns & Co. Inc., rising to Senior Managing Director in the investment banking department.

  Abbott L. Brown--Mr. Brown is Senior Vice President, Corporate Affairs and a director of GCL. Mr. Brown has been a director of GCL since 1997 and was a managing director and Chief Financial Officer of PCG from 1994 to 1998. From 1990 through 1994, Mr. Brown was Executive Vice President, Chief Financial Officer and a member of the board of directors of Sony Pictures Entertainment Inc., a wholly-owned subsidiary of Sony Corporation. Prior thereto, Mr. Brown was a partner in the international accounting firm of Price Waterhouse LLP.

  Dan J. Cohrs--Mr. Cohrs has been Senior Vice President and Chief Financial Officer of GCL since May 1998. From 1993 to 1998, Mr. Cohrs was affiliated with GTE Corporation, rising to the position of Vice President and Chief Planning and Development Officer in 1997. From 1990 to 1993, he was at Northwest Airlines and served as Vice President of International Finance (Tokyo, Japan); from 1986 to 1990, he was at the Marriott Corporation and served in such capacities as Vice President of Financial Planning and Acquisitions and Vice President of Project Finance; and from 1983 to 1986, he was a Strategy and Financial Consultant at Marakon Associates.

  James C. Gorton--Mr. Gorton became Senior Vice President and General Counsel of GCL in July 1998 and Secretary of GCL in August 1998. From 1994 to 1998, Mr. Gorton was a partner in the New York law firm of Simpson Thacher & Bartlett, and had been associated with the firm since 1986. Mr. Gorton received a J.D. degree from New York University Law School.

  Robert B. Sheh--Mr. Sheh has been Executive Vice President -- Construction & Operations since February 1999. From 1992 to 1998, Mr. Sheh served as President and Chief Executive Officer of International Technology Corporation and as Chairman and Chief Executive of Air & Water Technologies. From 1989 to 1992, Mr. Sheh served as President of The Ralph M. Parsons Company, a worldwide engineering and construction company. Mr. Sheh was associated with The Ralph M. Parsons Company for over 20 years.

  Jay R. Bloom--Mr. Bloom, a director of GCL since March 1997, is a managing director of CIBC Oppenheimer Corp. ("CIBC Oppenheimer"), co-head of its High Yield Group and co-head of CIBC World Markets High Yield Merchant Banking Funds. Mr. Bloom also serves on the board of directors of Heating Oil Partners, L.P., Consolidated Advisers Limited, L.L.C. and Morris Material Handling, Inc. Prior to joining CIBC Oppenheimer in August 1995, Mr. Bloom was a founder and managing director of The Argosy Group L.P. From 1984 to 1990, Mr. Bloom was a managing director in the Mergers and Acquisitions Group of Drexel Burnham Lambert Incorporated. Mr. Bloom was an investment banker associated with Lehman Brothers Kuhn Loeb Incorporated from 1982 to 1984 and, from 1981 to 1982, practiced law at Paul Weiss Rifkind Wharton & Garrison in New York.

  William E. Conway--Mr. Conway became a director of GCL in August 1998. Mr. Conway has been a managing director of The Carlyle Group since 1987. Mr. Conway was Senior Vice President and Chief Financial Officer of MCI Communications Corporation from 1984, until he jointly founded The Carlyle Group in August 1987. Mr. Conway serves as director to GTS Duratek, Inc., Nextel Communications, Inc. and Hownet International Corporation.

  Dean C. Kehler--Mr. Kehler, a director of GCL since March 1997, is a managing director of CIBC Oppenheimer and co-head of its High Yield Group. In addition, Mr. Kehler is a member of CIBC's Investment Committee and co-head of CIBC World Markets High Yield Merchant Banking Funds. Prior to joining CIBC Oppenheimer in 1995, Mr. Kehler was a founder and managing director of The Argosy Group. From 1985 to 1990, Mr. Kehler was a managing director in the Mergers and Acquisitions Group, Co-Head of Merchant Banking and a member of the Corporate Finance Executive Committee of Drexel Burnham Lambert Incorporated. From 1979 to 1985, Mr. Kehler was an investment banker at Lehman Brothers. Mr. Kehler serves on the board of directors of Booth Creek Group, Inc., Telebanc Financial Corporation and Heating Oil Partners, L.P.

  Geoffrey J.W. Kent--Mr. Kent, a director of GCL since August 1998, is Chairman and Chief Executive Officer of the Abercrombie & Kent Group of companies and has been associated with these companies since 1967.

  Jay R. Levine--Mr. Levine, a director of GCL since March 1997, is a managing director of CIBC Oppenheimer and manages the CIBC World Markets High Yield Merchant Banking Funds. Prior to joining CIBC Oppenheimer in May 1997, from September 1996 to April 1997, Mr. Levine was President of PPMJ Inc., a private consulting firm that advised its clients on private equity investments. From August 1990 to June 1996, Mr. Levine was a senior executive in the Morningside and Springfield Group, Inc., a private investment company. Mr. Levine serves as a director of Aircraft Service International Group, Consolidated Advisers Limited, L.L.C., Heating Oil Partners, L.P. and Evercom, Inc.

  Toshiaki Ogasawara--Mr. Ogasawara, a director of GCL since August 1998, has been Chairman and Publisher of The Japan Times, Limited since 1985 and President and Representative Director of Nifco Inc. since 1967. Mr. Ogasawara serves as Chairman and Representative Director of FM Inter-Wave, Inc. and Simmons Co. Ltd.

  William P. Phoenix--Mr. Phoenix, a director of GCL since March 1997, is a managing director of CIBC Oppenheimer and co-head of Credit Capital Markets. Prior to joining CIBC Oppenheimer in 1995, Mr. Phoenix had been the Managing Director of CIBC since 1982. Mr. Phoenix serves as a director of the Electrolux Corporation.

  Bruce Raben--Mr. Raben, a director of GCL since March 1997, is a managing director of CIBC Oppenheimer. Prior to joining CIBC Oppenheimer in January 1996, Mr. Raben was a founder, managing director and co-head of the Corporate Finance Department of Jefferies & Co., Inc. since 1990. Mr. Raben serves as a director of Optical Security, Inc., Evercom, Inc., Terex Corporation and Equity Marketing, Inc.

  Michael R. Steed--Mr. Steed, a director of GCL since March 1997, is Senior Vice President of Investments for the Union Labor Life Insurance Company, ULLICO Inc. ("ULLICO") and its family of companies and President of Trust Fund Advisors, ULLICO's investment management subsidiary. Mr. Steed joined ULLICO in November 1992 after serving seven years as President and Founder of A.F.I.C. Group, Ltd., a financial and investment consulting firm. From 1983 to 1985, Mr. Steed was the Executive Director of the Democratic National Committee. Mr. Steed serves as a director of The Lewis & Clark Snake River Beverage Company.

  Hillel Weinberger--Mr. Weinberger, a director of GCL since June 1997, has been a Senior Vice President of Loews/CNA Holdings Corp. since 1988. Prior thereto, Mr. Weinberger was a Senior Vice President of Presidential Life from 1982 to 1988.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

Compensation Philosophy

  The Company's compensation philosophy is to relate the compensation of the Company's executive officers to measures of Company performance that contribute to increased value for the Company's shareholders.

  To assure that compensation policies are appropriately aligned with the value the Company creates for shareholders, the Company's compensation philosophy for executive officers takes into account the following goals:

  .enhancing shareholder value;

  . representing a competitive and performance-oriented environment that motives executive officers to achieve a high level of individual, business unit and corporate results in the business environment in which they operate;

  . relating incentive-based compensation to the performance of each executive officer, as measured by financial and strategic performance goals; and

  .  enabling the Company to attract and retain top quality management.

  The Compensation Committee of the Board of Directors (the "Committee") periodically reviews the components of compensation for the Company's executive officers on the basis of this philosophy and periodically evaluates the competitiveness of its executive officer compensation program relative to comparable companies. When the Committee determines that executive officer compensation adjustments or bonus awards are necessary or appropriate, it makes recommendations to the Board of Directors. The Board has sole authority to modify executive officer compensation and award annual bonuses.

  Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") limits the deductibility of certain annual compensation payments in excess of $1 million to its executive officers. It is the objective of the Compensation Committee to administer compensation plans in compliance with the provisions of Section 162(m) where feasible and where consistent with the Company's compensation philosophy as stated above.

Executive Compensation Components

  The major components of compensation for executive officers, including the Chief Executive Officer (the "CEO"), are base salary, annual bonuses and stock option grants. Each component of the total executive officer compensation package emphasizes a different aspect of the Company's compensation philosophy.

  . Base Salary. Base salaries for executive officers, including the CEO, are initially set upon hiring by the Co-Chairman and the CEO, based on recruiting requirements (i.e., market demand), competitive pay practices, individual experience and breadth of knowledge, internal equity considerations and other objective and subjective factors. Increases to base salary are determined by the Board upon the recommendation of the CEO and the Compensation Committee. Increases are determined primarily on an evaluation of competitive data, the individual's performance and contribution to the Company and the Company's overall performance. Base salaries are periodically reviewed by the Compensation Committee.

  . Target Annual Bonuses. The Company relies to a large degree on annual bonus compensation to attract, retain and reward executives of outstanding abilities and to motivate them to perform to the full extent of their abilities. Target bonuses for executive officers, including the CEO, are determined on the basis of competitive bonus levels, level of responsibility, ability to influence results on a corporate or business unit level and, on occasion, subjective factors. Annual bonuses for executive officers are determined by the Board upon recommendations by the CEO and the Compensation Committee.

  . Stock Option Grants. The only current long-term incentive opportunity for executive officers, including the CEO, is the award of stock option grants awarded under the 1998 Global Crossing Stock Incentive Plan. In contrast to bonuses that are paid for prior year accomplishments, stock option grants represent incentives tied to future stock appreciation. They are intended to provide executive officers with a direct incentive to enhance shareholder value. Options are awarded at the discretion of the Board, based on recommendations of the CEO and Compensation Committee, to persons holding key management positions. Options vest over a three-year period with a maximum term of ten years. Option grants are determined primarily based on an evaluation of competitive data and the anticipated contribution that the executive officer will make to the Company.

  The Committee conducts annually a full review of the performance of the Company and its executive officers in assessing compensation levels. The Committee considers various qualitative and quantitative indicators of both the Company and the individual performance of its executive officers. This review evaluates the Company's performance both on a short- and long-term basis. The Committee may consider such future quantitative measures as Total Shareholder Return ("TSR"). Return on Shareholders' Equity ("ROSE"). Return on Capital Employed ("ROCE") and percent change in operating and net income. The Committee may also consider qualitative measures such as leadership, experience, strategic direction and overall contribution to the Company.

  In addition, the Committee evaluates compensation in light of the compensation practices of other companies in the telecommunications industry and peer group companies as may be determined by the Committee. These companies are used as a reference standard for establishing levels of base salary, bonus and stock options. For 1998, executive officer compensation was targeted at the 75th percentile relative to peer group companies in the telecom industry.

1999 Executive Compensation Review

  Based on the factors set forth above, the Committee recommended that the Board of Directors approve salary increases and 1998 bonus awards for all executive officers, except in the case of Mr. Casey who had recently joined the Company. The CEO and Co-Chairman recommended against additional stock option grants to executive officers at this time. The Committee agreed with that recommendation.

  Jack Scanlon held the position of CEO from April 1998 through February 1999. In determining Mr. Scanlon's salary increase and 1998 bonus award, the Committee reviewed the performance of the Company against its goals. During 1998, the Company began operation of the first leg of its global fiber optic network, held its initial public offering and executed capacity purchase agreements totaling more than one billion dollars. The Committee believes that Mr. Scanlon was instrumental in leading the Company to achieve these milestones.

                                        THE COMPENSATION COMMITTEE
                                        Lodwrick M. Cook
                                        Michael R. Steed
                                        Jay R. Levine

Summary Compensation Table

  The table below sets forth information concerning compensation paid to certain executive officers during the last fiscal year.

                                  Annual Compensation                     Long Term Compensation
                          ------------------------------------ ---------------------------------------------
                                                                          Securities
                                                     Other     Restricted Underlying
                                                     Annual      Stock     Options/   LTIP      All Other
                          Year  Salary  Bonus(1)  Compensation  Award(s)     SARs    Payouts Compensation(2)
                          ---- -------- --------- ------------ ---------- ---------- ------- ---------------
Jack M. Scanlon.........  1998 $450,000 $ 480,000   $213,569      --      3,600,000    --           --
 Chief Executive Officer
Thomas J. Casey.........  1998  266,667   533,333        --       --      2,000,000    --           --
 Managing Director
William B. Carter.......  1998  600,000 1,050,000        --       --      3,000,000    --        $5,000
 President, Global
 Crossing                 1997  200,000   750,000        --       --            --     --           --
 Development Co.
James C. Gorton.........  1998  147,179   710,000        --       --      1,500,000    --           --
 Senior Vice President
 and
 General Counsel
Jack Finlayson..........  1998  156,923   841,667        --       --      1,470,000    --           --
 President, Global
 Crossing International,
 Ltd.

--------
(1) These amounts reflect a combination of signing bonuses and annual bonuses.
(2) Represents the Company's matching 401(k) contributions.

Certain Compensation Arrangements

  The 1998 Global Crossing Ltd. Stock Incentive Plan (the "Stock Incentive Plan") provides that, upon a "change in control," certain awards granted under the Stock Incentive Plan may, in the sole discretion of GCL's Board of Directors, be deemed to vest immediately. A "change in control" is defined under the Stock Incentive Plan as the occurrence of any of the following: (i) any person or entity (other than a person or entity holding securities representing 10% or more of the combined voting power of GCL's outstanding securities as of July 15, 1998, GCL, any trustee or other fiduciary holding securities under an employee benefit plan of GCL, or any company owned, directly or indirectly, by the shareholders of GCL in substantially the same proportions as their ownership of stock of GCL) becomes the beneficial owner (as defined under Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of securities of GCL (a) in excess of the interest held by the existing shareholders of GCL as of July 15, 1998 and (b) representing 30% or more of the combined voting power of GCL's then outstanding securities;
(ii) during any period of 24 months, individuals who at the beginning of such period constituted the Board of Directors and any new director (other than any directors who meet certain exceptions specified in the Stock Incentive Plan) whose election was approved in advance by a vote of at least two-thirds of the directors then still in office cease for any reason to constitute at least a majority of the Board of Directors; (iii) the shareholders of GCL approve any transaction pursuant to which GCL is merged or consolidated with any other company, other than a merger or consolidation which would result in shareholders of GCL immediately prior thereto continuing to own more than 65% of the combined voting power of the voting securities of GCL or such surviving entity, outstanding after such merger or consolidation; or (iv) the shareholders of GCL approve a plan of complete liquidation of GCL or an agreement for the sale or disposition by GCL of all or substantially all of GCL's assets, other than the liquidation of GCL into a wholly owned subsidiary.

  The Company has entered into an employment agreement, dated as of April 1, 1998, with Mr. Jack Scanlon, providing for Mr. Scanlon's employment as GCL's Chief Executive Officer for a term of two years and continuing thereafter for successive two-year terms, unless either GCL or Mr. Scanlon provides at least three months' notice in advance of the expiration of the then current term. In connection with such agreement, Mr. Scanlon was issued an option to purchase a total of 3,600,000 shares of GCL common stock at an exercise price of $0.83 per share. Such options vest in 25% increments upon the first day of employment and at the end of each of the first three years of Mr. Scanlon's employment with GCL. Upon a "change in control", as defined in the Stock Incentive Plan, vesting of all such options shall immediately occur, and Mr. Scanlon shall be entitled to terminate the agreement and receive a lump sum payment equal to the sum of two times Mr. Scanlon's then annual base salary and bonus.

  GCL has entered into an employment arrangement with Mr. Jack Finlayson, which grants Mr. Finlayson the option to sell 300,000 shares of common stock to GCL at $6.66 per share after two years of employment.

  In September 1998, Mr. Thomas Casey was hired by PCG as its President. Subsequently during that month, it was agreed among PCG, GCL and Mr. Casey that, in addition to Mr. Casey's role as President of PCG, Mr. Casey would also serve as Managing Director of GCL. In connection with Mr. Casey's dual employment, GCL and PCG established an arrangement whereby each entity would be responsible for a portion of Mr. Casey's salary and long-term compensation based upon the relative amount of time spent by Mr. Casey on matters pertaining to such entity. Initially, 80% of Mr. Casey's salary and long-term compensation was allocated to GCL and 20% of such amounts was allocated to PCG, subject to adjustment and re-allocation on an annual basis. On March 18, 1999, in recognition of the time spent by Mr. Casey on GCL matters to such date and his expected ongoing responsibilities with GCL, the GCL Board of Directors elected to assume the full amount of Mr. Casey's salary and long-term compensation, with Mr. Casey serving full time in his role with GCL as Managing Director and Vice Chairman of the Board of Directors.

Compensation of Outside Directors

  Each director who is not an employee of GCL receives cash compensation of $2,500 for each meeting of the Board of Directors that such director attended after February 28, 1998. In addition, each of directors Bloom, Kehler, Levine, Phoenix, Raben, Steed and Weinberger received options to purchase 120,000 shares of GCL common stock. The exercise price of the options is $0.83 per share, and each such option has a term of 10 years. Each director's first 30,000 options became immediately exercisable, the next 45,000 options will become exercisable on April 3, 1999 and the remaining 45,000 options will become exercisable on April 3, 2000, in each case so long as such director continues to be a director of GCL on such date. On August 13, 1998, each of directors Conway, Kent and Ogasawara also received options to purchase 120,000 shares of GCL common stock. The exercise price of the options is $3.33 per share, and each such option has a term of 10 years. Each of such director's first 30,000 options became immediately exercisable, the next 45,000 options will become exercisable on August 13, 1999 and the remaining 45,000 options will become exercisable on August 13, 2000, in each case so long as such director continues to be a director of GCL on such date.

Option Grants in Last Fiscal Year

  The table below sets forth information concerning options granted to certain executive officers during the last fiscal year. As of December 31, 1998, options representing a total of 17,386,667 shares of common stock had been issued to officers or directors of GCL at exercise prices ranging from $0.83 per share to $9.50 per share.

                                                                             Potential Realizable Value At
                                                                         Assorted Annual Rates of Stock Price
                                       Individual Grants                     Appreciation for Option Term
                         ---------------------------------------------- ---------------------------------------
                         Number of   % of Total
                         Securities   Options
                         Underlying  Granted to
                          Options   Employees in Exercise or Expiration
Name                      Granted   Fiscal Year  Base Price     Date        0%          5%          10%
----                     ---------- ------------ ----------- ---------- ----------- ----------- -----------
Jack M. Scanlon......... 3,600,000     13.09%       $0.83(1)  04/01/08  $       --  $ 1,890,457 $ 4,790,790
 Chief Executive Officer
Thomas J. Casey......... 2,000,000        (2)        2.00(3)  09/24/08   18,250,000  32,242,905  53,710,770
 Managing Director
William B. Carter....... 3,000,000     10.91         0.83(1)  09/02/07          --    1,575,381   3,992,325
 President, Global
  Crossing Development
  Co.
James C. Gorton......... 1,500,000      5.45         3.33(1)  06/12/08          --    3,146,045   7,972,697
 Senior Vice President
  and General Counsel
Jack Finlayson.......... 1,170,000      4.25         3.33(1)  06/12/08          --    2,453,915   6,218,703
 President, Global         300,000      1.09         9.50(4)  06/12/08          --    1,792,350   4,542,166
  Crossing
  International, Ltd.

--------
(1) Market price on the grant date prior to the date of GCL's initial public offering of its common stock as determined by the Board of Directors.
(2) Thomas J. Casey has been granted economic rights to 2,000,000 shares of common stock at an effective price of $2.00 per share.
(3) The closing market price per share of common stock on the grant date was $11.13.
(4) A portion of Mr. Finlayson's options were granted at $9.50 (the initial public offering price of GCL's common stock). For the purpose of calculating the 5% and 10% potential realizable values, a price of $9.50 was used.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

  The table below sets forth information concerning exercises of stock options by certain executive officers during the last fiscal year and the fiscal year-end value of such executive officer's unexercised options.

                                                       Number of Securities      Value of Unexercised
                                                      Underlying Unexercised         In-The-Money
                                                              Options                 Options(2)
                                                     ------------------------- -------------------------
                         Shares Acquired    Value
Name                       on Exercise   Realized(1) Exercisable Unexercisable Exercisable Unexercisable
----                     --------------- ----------- ----------- ------------- ----------- -------------
Jack M. Scanlon.........     119,760     $2,115,560    780,240     2,700,000   $16,952,665  $58,664,250
 Chief Executive Officer
Thomas J. Casey(3)......         --             --     666,668     1,333,332    13,708,361   27,416,639
 Managing Director
William B. Carter.......     119,760      2,115,560    880,240     2,000,000    19,125,415   43,455,000
 President, Global
  Crossing Development
  Co.
James C. Gorton.........         --             --     375,000     1,125,000     7,210,313   21,630,938
 Senior Vice President
  and General Counsel
Jack Finlayson..........      29,984        521,234    555,016       885,000    10,671,570   15,166,838
 President, Global
  Crossing
  International, Ltd.

--------
(1) Amounts indicated are based upon the difference between the exercise price and the closing market price on the exercise date.
(2) Amounts indicated are based upon the difference between the exercise price and the closing market price per share of common stock of $22.56 on December 31, 1998.
(3) Amounts indicated are with respect to the economic rights of Mr. Casey to 2,000,000 shares of GCL common stock as referenced above.

          Compensation Committee Interlocks and Insider Participation

  The Compensation committee of the GCL Board of Directors consists of Messrs. Cook, Steed and Levine. Messrs. Cook, Steed and Levine were involved in certain transactions described under "Certain Relationships and Related Transactions" in Item 13 below.

                    Comparison of Cumulative Total Returns

  The graph below compares the cumulative total shareholder return on GCL common stock for the period from August 14, 1998, the initial date of trading of GCL common stock, to December 31, 1998 with the cumulative total return on each of the Nasdaq National Market Composite Index and a peer group of other fiber optic cable providers (Qwest, Level 3 Communications, Inc., Metromedia Fiber Network, Inc., IXC Communications, Inc. and Equant NV) (the "Fiber Index") over the same period. The graph assumes $100 invested on August 14, 1998 in GCL common stock and $100 invested on such date in each of the Nasdaq National Market Composite Index and the Fiber Index.

                             [GRAPH APPEARS HERE]

                                      Fiber Index
                                      (QWST, LVLT,              NASDAQ National
             GBLX                     MFNX, IIXC, ENT)         Market Composite Index
8/14/98        100                      100                              100
8/31/98      88.82                    69.06                            83.17
9/30/98     109.87                    84.97                            93.97
10/31/98    151.32                     96.2                            98.27
11/30/98    199.34                   105.41                           108.16
12/31/98     237.5                   131.68                           121.61

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of March 12, 1999, certain information regarding the beneficial ownership of GCL common stock by (i) each person or entity who is known to GCL to own beneficially 5% or more voting common stock of GCL, (ii) each director and executive officer of GCL and (iii) all directors and executive officers of GCL as a group. To GCL's knowledge, each such shareholder has sole voting and investment power with respect to the shares shown, unless otherwise noted. Amounts appearing in the table below include (i) all shares of common stock outstanding as of March 12, 1999, (ii) all shares of common stock issuable upon the exercise of options within 60 days of March 12, 1999 and (iii) all shares of common stock issuable upon the exercise of warrants within 60 days of March 12, 1999. The warrants described below as "New PCG Warrants" and "GCL Warrants" each represent the right to immediately purchase shares of GCL common stock at an exercise price of $9.50 per share.

                                       Beneficial Ownership of Common Stock
                          --------------------------------------------------------------
                                                          Shares
                                      Shares Subject to Subject to   Shares
                           Number of       New PCG         GCL     Subject to Percentage
                           Shares(1)      Warrants       Warrants   Options    of Class
                          ----------- ----------------- ---------- ---------- ----------
Pacific Capital Group,     93,189,150     6,050,004     2,515,788          0    23.14%
 Inc.(2)................
 150 El Camino Drive,
 Suite 204
 Beverly Hills,
 California 90212
Canadian Imperial Bank     97,026,800             0             0    375,000    22.15%
 of Commerce(3).........
 161 Bay Street, 8th
 Floor - BCE Place
 P.P. Box 500
 M5J258, Toronto, Canada
Continental Casualty       40,075,170             0             0          0     9.11%
 Company................
 CNA Plaza, Floor 23
 South
 Chicago, Illinois 60685
MRCo, Inc. .............   33,180,260             0       697,934          0     7.71%
 111 Massachusetts
 Avenue NW
 Washington, DC 20001
Gary Winnick(4).........   93,189,150     6,050,004     2,515,788  1,200,000    23.42%
Lodwrick M. Cook........    3,580,452       950,002             0    182,000     1.07%
Jack M. Scanlon.........      119,760             0             0  1,680,240        *
Thomas J. Casey(5)......      666,668             0             0          0        *
Robert Annunziata.......            0             0             0  1,000,000        *
William B. Carter.......      119,760             0             0    880,240        *
Dan J. Cohrs............       10,000             0             0    450,000        *
David L. Lee(6).........   20,004,020     1,825,002       663,456    600,000     5.25%
Abbott L. Brown(7)......   11,201,340     1,450,002       367,666    600,000     3.10%
Barry Porter(8).........   18,219,748     1,825,002       610,266    600,000     4.83%
James C. Gorton.........            0             0             0    375,000        *
Jack Finlayson..........       29,984             0             0    555,016        *
Robert Sheh.............            0             0             0    300,000        *
Hillel Weinberger(9)....   42,661,800             0             0     75,000     9.72%
Jay R. Bloom(10)........   97,026,800             0             0    375,000    22.15%
Dean C. Kehler(10)......   97,026,800             0             0    375,000    22.15%
Jay R. Levine(10)(11)...   97,026,800             0             0    375,000    22.15%
William P.
 Phoenix(10)(11)........   97,026,800             0             0    375,000    22.15%
Bruce Raben(10)(11).....   97,026,800             0             0    375,000    22.15%
Michael R. Steed(12)....   33,180,260             0       697,934     75,000     7.72%
William E. Conway.......            0             0             0     30,000        *
Toshiaki Ogasawara......      100,000             0             0     30,000        *
Geoffrey J.W. Kent......            0             0             0     30,000        *
All Directors and
 Executive Officers as a
 Group..................  319,976,408    12,100,012     4,855,110  9,037,496    78.69%

--------
*  Percentage of shares beneficially owned does not exceed one percent.
(1) As of March 12, 1999, 411,343,072 shares of common stock were issued and outstanding. An additional 10,723,696 shares of common stock would have been issuable upon the exercise of options within 60 days of March 12, 1999; an additional 12,500,012 shares of common stock would have been issuable upon the exercise of New PCG Warrants within 60 days of March 12, 1999 and an additional 5,108,358 shares of common stock would have been issuable upon the exercise of GCL Warrants within 60 days of March 12, 1999.
(2) Includes shares of common stock and common stock warrants owned by GKW Unified Holdings, LLC, a company formed for the benefit of Gary Winnick and members of his family and managed by PCG.
(3) Includes shares of common stock issuable upon the exercise of options granted to GCL directors affiliated with CIBC.
(4) Includes (i) all shares of common stock and shares of common stock issuable upon the exercise of warrants owned by GKW Unified Holdings, LLC, of which PCG is manager, (ii) all shares of common stock and shares of common stock issuable upon the exercise of warrants owned by PCG, of which Mr. Winnick is Chairman and Chief Executive Officer and (iii) all shares of common stock held by Casey Pacific Holdings LLC, which PCG controls for purposes of voting.
(5) Includes (i) all shares of common stock owned by Casey Pacific Holdings LLC, which is beneficially owned by Mr. Casey and (ii) all shares of common stock owned by Casey Global Holdings LLC, which is beneficially owned by Mr. Casey.
(6) Includes (i) all shares of common stock and shares of common stock issuable upon the exercise of warrants owned by San Pasqual Corp., of which Mr. Lee and his family are the sole shareholders and (ii) all shares of common stock and shares of common stock issuable upon the exercise of warrants owned by the David and Ellen Lee Family Trust, of which Mr. Lee is a trustee.
(7) Includes (i) all shares of common stock and shares of common stock issuable upon the exercise of warrants owned by Ridgestone Corp., of which members of Mr. Brown's family are the sole shareholders and (ii) all shares of common stock and shares of common stock issuable upon the exercise of warrants owned by the Brown Living Trust, of which Mr. Brown is a trustee.
(8) Includes all shares of common stock and shares of common stock issuable upon the exercise of warrants owned by Galenight Corp., of which Mr. Porter is the sole shareholder.
(9) Includes all shares of common stock owned by Continental Casualty Company, an affiliate of Loews/CNA Holdings Corp. Mr. Weinberger is an officer of Loews/CNA Holdings Corp. Includes shares of common stock held by Global Crossing Trust 1998, with respect to which Mr. Weinberger serves as trustee, and shares of common stock held by Global Crossing Partners, of which Mr. Weinberger is a managing partner.
(10) Includes all shares of common stock beneficially owned by CIBC. Each of Messrs. Bloom, Kehler, Levine, Phoenix and Raben is an employee of an affiliate of CIBC.
(11) Beneficial ownership of all shares of common stock indicated is disclaimed.
(12) Includes all shares of common stock owned by MRCo, Inc. Mr. Steed is the Senior Vice President of ULLICO and the President of MRCo, Inc., which is a wholly owned subsidiary of ULLICO.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During 1998, Global Crossing entered into certain transactions described below with affiliates and certain of its officers and directors.

Transactions with PCG and its Affiliates

  Global Crossing entered into certain transactions with PCG and its affiliates, including PCG Telecom Services LLC ("PCG Telecom") and Ocean Systems International LLC ("OSI"), in connection with the development by PCG and its affiliates of several of its systems, including AC-1, PC-1, PAC and MAC. In January 1998, the GCL Board of Directors elected to assume the ongoing development of systems from OSI. PCG and its affiliates are controlled by Mr. Gary Winnick, the Co-Chairman of the GCL Board of Directors, and certain other officers and directors of GCL either currently are or at one time were affiliated with PCG, including Messrs. Cook, Casey, Lee, Porter and Brown.

  Advisory Services Agreements. In August 1998, GCL acquired the rights to advisory fees payable under certain advisory services agreements with PCG Telecom in consideration for the issuance, through PCG Telecom, to the persons entitled to receive such fees of shares of GCL common stock with an aggregate value at such time of $135 million and the cancellation of $3 million owed to Global Crossing under a related advance agreement. All of the obligations of Global Crossing in respect of the advisory services agreements were terminated. The Company obtained a fairness opinion from an independent financial advisor in connection with this transaction. The Company incurred approximately $2 million of advisory fees under the advisory services agreements prior to their termination. As a result of this transaction, the Company incurred a charge of approximately $138 million, which has been reflected in its statement of operations for the year ended December 31, 1998. Of this amount, $135 million was determined by applying the 2% advisory fee to projected revenues for the Company's systems. The present value of the aggregate advisory fees was then calculated at $155.5 million, using a discount rate of 12% in respect of AC-1 and 15% in respect of other systems. This amount was subsequently reduced to $135 million. Both the discount rates and the ultimate valuation were determined as a result of a negotiation process, including a disinterested director of GCL and the various persons entitled to fees under the advisory services agreements. The shares of common stock issued in connection with the termination of the Company's obligations under the advisory services agreements were received by the following persons in the following amounts:

                                                                     Shares of
      Recipient                                                     Common Stock
      ---------                                                     ------------
      Gary Winnick (including PCG and PCG Telecom).................   6,515,154
      CIBC.........................................................   1,340,000
      ULLICO.......................................................     733,158
      Lodwrick M. Cook.............................................     609,948
      Abbott L. Brown..............................................   1,367,422
      David L. Lee.................................................   1,822,422
      Barry Porter.................................................   1,822,422
                                                                     ----------
        Total......................................................  14,210,526
                                                                     ==========

  PCG Warrants. Global Crossing Ltd., LDC ("Old GCL") and PCG entered into a warrant agreement, dated as of January 21, 1998 (the "PCG Warrant Agreement"), pursuant to which Old GCL issued PCG three separate warrants (collectively, the "PCG Warrants") providing PCG with the right to purchase (i) 18,453,184 of Old GCL's Class B shares of common stock for an aggregate purchase price of $50,000,000; (ii) an additional 9,226,594 of Old GCL's Class B shares of common stock for an aggregate purchase price of $31,250,000; and
(iii) an additional 9,226,594 of Old GCL's Class B shares for an aggregate purchase price of $37,500,000. Such PCG Warrants would entitle PCG to acquire an additional 10% of the capital stock of Old GCL (as of the date of issuance of the PCG Warrants), with the exercise price of each PCG Warrant based upon a different market valuation of the Company. In connection with the issuance of the PCG Warrants, PC-1, MAC and PAC (then under development) were acquired by the Company, as was the development team that had been assembled by PCG. Rights under each of the PCG Warrants were divided among Messrs. Winnick, Cook, Brown, Lee and Porter in the following percentages: 50%, 8%, 12%, 15% and 15%, respectively.

  The Board of Directors of Old GCL amended the terms of the PCG Warrants to give each holder the option to convert each share under warrant into a fraction of a Class B share of common stock of Old GCL based upon the ratio of the current per share valuation at the time of conversion less the per share exercise price of the warrant divided by the current per share valuation at the time of conversion multiplied by the number of warrants to be converted, together with a new warrant (collectively, the "New PCG Warrants") to purchase the remaining fraction of such Class B share at an exercise price equal to $9.50, which was the price per share of GCL common stock on the date of GCL's initial public offering in August 1998. The New PCG Warrants will terminate on August 13, 2003, five years from the date of issuance. Prior to GCL's initial public offering, PCG converted the PCG Warrants in such manner into Class B shares of common stock of Old GCL and New PCG Warrants, utilizing the anticipated price per share of GCL common stock at GCL's initial public offering as the current per share valuation for such purposes, with GCL assuming the obligations of Old GCL under the New PCG Warrants (the "PCG Warrant Conversion"). Upon the PCG Warrant Conversion, Messrs. Winnick, Cook, Brown, Lee and Porter transferred 200,000, 50,000, 50,000, 50,000 and 50,000 New PCG Warrants, respectively, to
Nelson S. Zand, an employee of PCG.

  Following such transactions, shares of common stock of Old GCL and New PCG Warrants issued in connection with the conversion of the PCG Warrants were issued to the following persons in the following amounts:

                                                          Shares of
                                                         Common Stock  New PCG
      Name                                                of Old GCL   Warrants
      ----                                               ------------ ----------
      Gary Winnick.....................................   12,203,178   6,050,004
      David L. Lee.....................................    3,660,950   1,825,002
      Barry Porter.....................................    3,660,950   1,825,002
      Abbott L. Brown..................................    2,928,758   1,450,002
      Lodwrick M. Cook.................................    1,952,504     950,002
      Nelson S. Zand...................................            0     400,000
                                                          ----------  ----------
        Total..........................................   24,406,340  12,500,012
                                                          ==========  ==========

  Advance Agreements. The Company entered into an advance agreement, dated as of March 24, 1998, with PCG Telecom, pursuant to which the Company agreed to make advances to PCG Telecom in respect of fees owed to PCG Telecom under the advisory services agreement relating to AC-1 in an amount not to exceed 1% of the amounts payable under capacity purchase agreements executed by an affiliate of the Company. This advance agreement was terminated and the obligation of PCG Telecom to repay $3 million to the Company thereunder canceled in connection with the termination of the advisory service agreements discussed above.

  Of the $4,669,340 advanced to PCG Telecom under this advance agreement, the following amounts were paid to directors, executive officers and shareholders of the Company:

      Name                                                           Amount
      ----                                                         ----------
      Gary Winnick...............................................  $3,191,630(1)
      David L. Lee...............................................     481,130
      Barry Porter...............................................     481,130
      Abbott L. Brown............................................     320,754
      MRCo, Inc..................................................     194,696
                                                                   ----------
        Total....................................................  $4,669,340
                                                                   ==========

--------
(1) Includes amounts received by PCG, including reimbursement of PCG expenses of $1,987,914.

  Assignment of Rights. As part of the consideration for the assumption by the Company of the rights of OSI to the ongoing development of cable systems, in the first quarter of 1998 the Company paid PCG $7.0 million for costs incurred by PCG to such date in connection with such development.

  Thomas Casey Employment Arrangements. In September 1998, Mr. Thomas Casey was hired by PCG as its President. Subsequently during that month, it was agreed among PCG, GCL and Mr. Casey that, in addition to Mr. Casey's role as President of PCG, Mr. Casey would also serve as Managing Director of GCL. In connection with Mr. Casey's dual employment, GCL and PCG established an arrangement whereby each entity would be responsible for a portion of Mr. Casey's salary and long-term compensation based upon the relative amount of time spent by Mr. Casey on matters pertaining to such entity. Initially, 80% of Mr. Casey's salary and long-term compensation was allocated to GCL and 20% of such amounts was allocated to PCG, subject to adjustment and re-allocation on an annual basis. On March 18, 1999, in recognition of the time spent by Mr. Casey on GCL matters to such date and his expected ongoing responsibilities with GCL, the GCL Board of Directors elected to assume the full amount of Mr. Casey's salary and long-term compensation, with Mr. Casey serving full time in his role with GCL as Managing Director and Vice-Chairman of the Board of Directors.

Transactions with CIBC and its Affiliates

  During 1998, CIBC and its affiliates entered into certain financing transactions with Global Crossing in connection with the development and construction of our systems. In particular, CIBC or one of its affiliates: (i) arranged and was the initial lender under a $200 million bridge facility, which was repaid and terminated on May 18, 1998; (ii) is one of the lead agents under a $482 million credit facility for AC-1; (iii) was an initial purchaser in connection with the May 1998 issuance by GCH of its $800 million senior notes; (iv) together with other lenders, entered into a credit agreement with an affiliate of Global Crossing, effective July 30, 1998, for the $850 million non-recourse project debt financing of PC-1; (v) together with other lenders, issued a $104 million loan to Pacific Crossing Ltd. to make the initial payments with respect to the construction contract for PC-1, which was repaid and terminated on July 30, 1998; (vi) was an underwriter in the August 1998 initial public offering of common stock of GCL; (vii) was an initial purchaser in the December 1998 offering of GCH's 10 1/2% senior exchangeable preferred stock due 2008; and (viii) together with other lenders, entered into a credit agreement with MACL, effective November 25, 1998, for the $260 million non-recourse project debt financing of MAC. During 1998, Global Crossing paid CIBC and its affiliates approximately $19 million (plus $6 million from a joint venture of Global Crossing) in fees in connection with these transactions. CIBC has substantial beneficial ownership in GCL, and certain members of the Board of Directors of GCL are employees of an affiliate of CIBC, including Messrs. Bloom, Kehler, Phoenix, Raben and Levine.

Transactions with Worldport

  During 1998, the Company and Worldport Communications, Inc. ("Worldport") entered into a capacity purchase agreement, pursuant to which Worldport will acquire a total of seven STM-1s of capacity on AC-1 in a transaction that occurred in the ordinary course of business of the Company and on terms and conditions no less favorable to the Company than those contained in its other capacity purchase agreements. Worldport also executed a memorandum of understanding to purchase capacity on other systems on the Global Crossing Network. Certain officers and directors of the Company, including Mr. Winnick, Mr. Cook, Mr. Scanlon, Mr. Lee, Mr. Porter, Mr. Brown, Mr. Raben, Mr. Bloom, Mr. Kehler and Mr. Steed, have direct or indirect equity ownership positions in Worldport, aggregating less than 10% of the current common stock of Worldport. In addition, Continental Casualty Corporation, with which Mr. Weinberger is affiliated, holds warrants to purchase common stock in Worldport, aggregating less than 1% of the current common stock of Worldport and has also engaged in certain debt financing transactions with Worldport.

Transactions with Telecommunications Development Corporation

  Prior to the initial public offering of the Company, Telecommunications Development Corporation, a Cayman Islands corporation ("TDC"), owned 22,033,758 shares of GCL common stock, as well as warrants to purchase an additional 582,954 shares of GCL common stock. TDC was formed in 1996 for the purpose of making investments in start-up telecommunications companies and one of the companies in which TDC invested was GCL. Mr. Lee was the Chairman, and Mr. Winnick was a director of TDC. Messrs. Lee, Winnick, Brown and Porter beneficially owned a majority of the outstanding common stock of TDC and approximately 29% of the outstanding preferred stock of TDC. The balance of such stock was owned by persons not affiliated with GCL (the "Unaffiliated Shareholders"). TDC informed GCL that, in connection with the August 1998 initial public offering of GCL common stock, it was undergoing a reorganization to facilitate the ability of Unaffiliated Shareholders to sell GCL common stock in the open market following the initial public offering. In connection with this reorganization, TDC proposed a transaction (the "TDC Exchange") pursuant to which GCL acquired the 22,033,758 shares of common stock owned by TDC in exchange for 21,733,758 newly-issued shares of GCL common stock, based on a $9.50 price per share. The TDC Exchange was intended to enable TDC to achieve the reorganization without the incurrence of gain for tax purposes. Following the TDC Exchange, TDC distributed all shares of common stock and warrants for shares of GCL common stock owned by it to the holders of its preferred and common stock and then liquidated (the "TDC Liquidation"). The TDC Exchange was approved by a committee of disinterested members of GCL's Board of Directors. The benefit to GCL from the TDC Exchange was that it effectively acquired 300,000 shares of common stock for no cost. Following the TDC Exchange and TDC Liquidation, shares of GCL common stock and the warrants originally held by TDC were issued to the following persons in the following amounts:

                                                                     Shares of
                                                                    Common Stock
                                                        Shares of    Underlying
      Name                                             Common Stock GCL Warrants
      ----                                             ------------ ------------
      Gary Winnick...................................    4,797,080    131,428
      David L. Lee...................................    5,433,234    150,300
      Barry Porter...................................    1,625,816     44,634
      Abbott L. Brown................................      541,940     14,878
      Non-affiliates.................................    9,335,688    241,714
                                                        ----------    -------
        Total........................................   21,733,758    582,954
                                                        ==========    =======

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

  (a) List of documents filed as part of this report:

  1. Financial Statements--Included in Part II of this Form 10-K:

      Consolidated Balance Sheets as of December 31, 1998 and 1997

      Consolidated Statements of Operations for the year ended December
       31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997

      Consolidated Statements of Shareholders' Equity for the year ended
       December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997

      Consolidated Statements of Cash Flows for the year ended December
       31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997

      Notes to Consolidated Financial Statements

  2. Financial Statement Schedules:

      None.

  3. Exhibit Index:

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
 2.1f    Agreement and Plan of Merger, dated March 16, 1999, among the
         Registrant, Frontier Corporation and GCF Acquisition Corp.
 3.1a    Memorandum of Association of Global Crossing Ltd.
 3.2b    Amended and Restated Bye-Laws of Global Crossing Ltd.
 3.3a    Certificate of Incorporation of Change of Name of Global Crossing Ltd.
 3.4a    Memorandum of Increase of Share Capital for Global Crossing Ltd.
 4.1a    Form of Certificate for Common Stock.
 4.2a    Form of Registration Rights Agreement among the Registrant and the investors named therein.
 4.3e    Registration Rights Agreement, dated as of December 2, 1998, among
         Global Crossing Holdings Ltd. and the other parties named therein.
 4.4b    Indenture, dated as of May 18, 1998, between Global Crossing Holdings
         Ltd. and United States Trust Company of New York, as Trustee.
 4.6a    Credit Agreement, dated as of June 27, 1997 (the "Credit Agreement"), among Global Telesystems Ltd., various financial institutions named therein, Deutsche Bank AG, New York Branch and Canadian Imperial Bank
         of Commerce, as Lead Agents, Deutsche Bank AG, New York Branch, as
         Administrative Agent, Canadian Imperial Bank of Commerce, as
         Syndication Agent, Documentation Agent and the Issuing Bank and
         Deutsche Morgan Grenfell Inc. and CIBC Gundy Securities Corp., as
         Arrangers.
 4.7a    First Amendment and Consent, dated as of December 15, 1997, to the
         Credit Agreement, among Global Telesystems Ltd., the lenders named therein, Deutsche Bank AG, New York Branch and Canadian Imperial Bank
         of Commerce, as Lead Agents, Deutsche Bank AG, New York Branch, as
         Administrative Agent, Canadian Imperial Bank of Commerce, as
         Syndication Agent, Documentation Agent and the Issuing Bank and
         Deutsche Morgan Grenfell Inc. and CIBC Gundy Securities Corp., as
         Arrangers.

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
 4.8a    Second Amendment and Consent, dated as of June 12, 1998, to the Credit
         Agreement, among Atlantic Crossing Ltd., (formerly know as Global
         Telesystems Ltd.), the lenders named therein, Deutsche Bank AG, New
         York Branch and Canadian Imperial Bank of Commerce, as Lead Agents,
         Deutsche Bank AG, New York Branch, as Administrative Agent, Canadian
         Imperial Bank of Commerce, as Syndication Agent, Documentation Agent
         and the Issuing Bank and Deutsche Morgan Grenfell Inc. and CIBC Gundy
         Securities Corp., as Arrangers.
 4.9e    Credit Agreement, dated as of November 25, 1998, among Mid-Atlantic
         Crossing Ltd., various financial institutions named therein, Deutsche
         Bank AG, New York Branch and CIBC Inc., as lead agents, Deutsche Bank
         AG, New York Branch, as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent and CIBC Inc., as documentation agent.
 9.1a    Form of Stockholders Agreement among the Registrant and the investors named therein.
 10.1c   1998 Global Crossing Ltd. Stock Incentive Plan.
 10.2a   Project Development and Construction Contract, dated as of March 18,
         1997, among AT&T Submarine Systems, Inc. and Global Telesystems Ltd.
 10.3a   Project Development and Construction Contract, dated as of April 21,
         1998, among Tyco Submarine Systems, Ltd. and Pacific Crossing Ltd.
 10.4a   Project Development and Construction Contract, dated as of June 2,
         1998, among Alcatel Submarine Networks and Mid-Atlantic Crossing Ltd.
 10.5d   Project Development and Construction Contract, dated as of July 21,
         1998, among Tyco Submarine Systems, Ltd. and Pan American Crossing
         Ltd.
 10.6f   Stock Option Agreement, dated March 16, 1999, between the Registrant and Frontier Corporation.
 10.7f   Voting Agreement, dated March 16, 1999, among certain shareholders of the Registrant parties thereto, Frontier Corporation and, for certain purposes only, the Registrant.
 21.1    Subsidiaries of the Registrant.
 23.1    Consent of Arthur Andersen & Co.
 27.1    Financial Data Schedule.

--------
(a) Incorporated by reference to Global Crossing Ltd. Registration Statement on Form S-1 (File No. 333-53393).
(b) Incorporated by reference to Global Crossing Holdings Ltd. Registration Statement on Form S-4 (File No. 333-61457).
(c) Incorporated by reference to Global Crossing Ltd. Registration Statement on Form S-8 filed on December 11, 1998 (File No. 333-68825).
(d) Incorporated by reference to Global Crossing Ltd. Quarterly Report on Form 10-Q filed for the quarter ended September 30, 1998.
(e) Incorporated by reference to Global Crossing Holding Ltd. Registration Statement on Form S-4 (File No. 333-69459).
(f) Incorporated by reference to Global Crossing Ltd. Current Report on Form 8-K filed on March 18, 1999.

  (b) Reports on Form 8-K.

  No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

  (c) See Item 14(a)(3) above.

  (d) See Item 14(a)(2) above.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                      (Formerly Global Crossing Ltd., LDC)

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997..............  F-3
Consolidated Statements of Operations for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December
 31, 1997.................................................................  F-4
Consolidated Statements of Shareholders' Equity for the year ended
 December 31, 1998 and for the period from March 19, 1997 (Date of
 Inception) to December 31, 1997..........................................  F-5
Consolidated Statements of Cash Flows for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December
 31, 1997.................................................................  F-6
Notes to Consolidated Financial Statements................................  F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Crossing Ltd.:

  We have audited the accompanying consolidated balance sheets of Global Crossing Ltd. (a Bermuda company) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Crossing Ltd. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen & Co.

Hamilton, Bermuda
February 1, 1999
(Except with respect to the matters
 discussed in Note 16, as to which
 the dates are March 9, 1999 and March 16, 1999)

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                      (Formerly Global Crossing Ltd., LDC)

                          CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                            December 31, 1998 December 31, 1997
                                            ----------------- -----------------
ASSETS:
 Current assets:
   Cash and cash equivalents...............    $  806,593         $  1,453
   Restricted cash and cash equivalents....        77,190           25,275
   Accounts receivable, net of allowance
    for doubtful accounts of $4,233........        71,195              --
   Other assets and prepaid costs..........        47,137            1,016
                                               ----------         --------
   Total current assets....................     1,002,115           27,744
 Restricted cash and cash equivalents......       367,600              --
 Accounts receivable.......................        43,315              --
 Capacity available for sale...............       574,849           21,200
 Construction in progress..................       428,207          497,319
 Deferred finance and organization costs,
  net of accumulated amortization of
  $10,130
  as of December 31, 1998 and $2,247 as of
  December 31, 1997........................        45,757           25,934
 Investment in affiliates..................       177,334              --
                                               ----------         --------
   Total assets............................    $2,639,177         $572,197
                                               ==========         ========
LIABILITIES:
 Current liabilities:
   Accrued construction costs..............    $  129,081         $ 52,004
   Accounts payable and accrued
    liabilities............................        31,990            1,658
   Accrued interest........................        10,053            1,641
   Deferred revenue........................        44,197            5,325
   Income taxes payable....................        15,604              --
   Current portion of long term debt.......         6,393              --
   Current portion of obligations under
    inland services agreements and capital
    leases.................................        14,572           30,189
                                               ----------         --------
   Total current liabilities...............       251,890           90,817
 Long term debt............................       269,598          162,325
 Senior notes..............................       796,495          150,000
 Deferred revenue..........................        25,325              --
 Obligations under inland services
  agreements and capital leases............        24,520            3,009
 Deferred income taxes.....................         9,654              --
                                               ----------         --------
   Total liabilities.......................     1,377,482          406,151
                                               ----------         --------
MANDATORILY REDEEMABLE PREFERRED STOCK
 (5,000,000 shares issued and outstanding
 as of December 31, 1998, $100 liquidation
 preference per share (including $4,375 in
 accrued dividends and net of unamortized
 issuance costs of $17,000))...............       487,375              --
                                               ----------         --------
MANDATORILY REDEEMABLE PREFERRED STOCK
 (109,830 shares issued and outstanding as
 of December 31, 1997, $1,000 liquidation
 preference per share (including $1,281 in
 accrued dividends and net of unamortized
 discount and issuance costs of $12,224 and
 $6,962, respectively))....................           --            91,925
                                               ----------         --------
SHAREHOLDERS' EQUITY:
 Common stock, 600,000,000 shares
  authorized, par value $.01,
  432,776,246 shares issued as of December
  31, 1998 and
  325,773,934 shares issued and
  outstanding as of December 31, 1997......         4,328            3,258
 Treasury stock, 22,033,758 shares.........      (209,415)             --
 Other shareholders' equity................     1,067,470           71,023
 Accumulated deficit.......................       (88,063)            (160)
                                               ----------         --------
                                                  774,320           74,121
                                               ----------         --------
   Total liabilities and shareholders'
    equity.................................    $2,639,177         $572,197
                                               ==========         ========


                            See accompanying notes.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                      (Formerly Global Crossing Ltd., LDC)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except share and per share information)

                                                              Period from
                                                             March 19, 1997
                                           Year Ended     (Date of Inception)
                                        December 31, 1998 to December 31, 1997
                                        ----------------- --------------------
REVENUES...............................    $   424,099        $       --
                                           -----------        -----------
EXPENSES:
  Cost of capacity sold................        178,492                --
  Operations, administration and
   maintenance.........................         18,056                --
  Sales and marketing..................         26,194              1,366
  Network development..................         10,962                 78
  General and administrative...........         26,844              1,657
  Stock related expense................         39,374                --
  Provision for doubtful accounts......          4,233                --
  Termination of Advisory Services
   Agreement...........................        139,669                --
                                           -----------        -----------
                                               443,824              3,101
                                           -----------        -----------
OPERATING LOSS.........................        (19,725)            (3,101)
EQUITY IN LOSS OF AFFILIATES...........         (2,508)               --
INTEREST INCOME (EXPENSE):
  Interest income......................         29,986              2,941
  Interest expense.....................        (42,880)               --
                                           -----------        -----------
LOSS BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEM................        (35,127)              (160)
  Provision for income taxes...........        (33,067)               --
                                           -----------        -----------
LOSS BEFORE EXTRAORDINARY ITEM.........        (68,194)              (160)
  Extraordinary loss on retirement of
   senior notes........................        (19,709)               --
                                           -----------        -----------
NET LOSS...............................        (87,903)              (160)
  Preferred stock dividends............        (12,681)           (12,690)
  Redemption of preferred stock .......        (34,140)               --
                                           -----------        -----------
NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS..........................    $  (134,724)       $   (12,850)
                                           ===========        ===========
NET LOSS PER COMMON SHARE
Loss applicable to common shareholders
 before extraordinary item
  Basic and diluted....................    $     (0.32)       $     (0.04)
                                           ===========        ===========
Extraordinary item
  Basic and diluted....................    $     (0.06)       $       --
                                           ===========        ===========
Net loss applicable to common
 shareholders
  Basic and diluted....................    $     (0.38)       $     (0.04)
                                           ===========        ===========
Shares used in computing basic and
 diluted loss per share................    358,735,340        325,773,934
                                           ===========        ===========

                            See accompanying notes.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                      (Formerly Global Crossing Ltd., LDC)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In thousands, except share information)

                                                                     Other Shareholders'
                             Common Stock       Treasury Stock             Equity
                          ------------------ --------------------  ------------------------
                                                                   Additional                               Total
                                                                    Paid-in      Unearned   Accumulated Shareholders'
                            Shares    Amount   Shares    Amount    Capital(a)  Compensation   Deficit      Equity
                          ----------- ------ ---------- ---------  ----------  ------------ ----------- -------------
Issuance of common stock
 for cash in March 1997
 (Date of Inception),
 net of $1,264 issuance
 costs..................  325,773,934 $3,258        --  $     --   $   83,713    $    --     $    --      $ 86,971
Preferred stock
 dividends..............          --     --         --        --      (12,690)        --          --       (12,690)
Net loss for the period.          --     --         --        --          --          --         (160)        (160)
                          ----------- ------ ---------- ---------  ----------    --------    --------     --------
Balance, December 31,
 1997...................  325,773,934  3,258        --         --      71,023         --         (160)      74,121

Issuance of common stock
 for cash...............    1,575,000     16        --        --        2,772         --          --         2,788
Cash reimbursement to
 certain shareholders...          --     --         --        --       (7,047)        --          --        (7,047)
Unearned compensation...          --     --         --        --       93,758     (93,758)        --           --
Amortization of
 compensation expense...          --     --         --        --                   37,111         --        37,111
PCG Warrants............   24,406,340    244        --        --      275,054         --          --       275,298
Issuance of common stock
 in exchange for
 termination of Advisory
 Services Agreement.....   14,210,526    142        --        --      134,858         --          --       135,000
Preferred stock
 dividends..............          --     --         --        --      (12,681)        --          --       (12,681)
Premium on redemption of
 preferred stock........          --     --         --        --      (34,140)        --          --       (34,140)
Common stock
 transactions with
 certain shareholders...   21,733,758    217 22,033,758  (209,415)    209,198         --          --           --
Issuance of common stock
 in connection with
 initial public
 offering, net of
 $30,916 issuance costs.   44,420,000    444        --        --      390,630         --          --       391,074
Issuance of common stock
 from exercise of stock
 options................      656,688      7        --        --          692         --          --           699
Net loss................          --     --         --        --          --          --      (87,903)     (87,903)
                          ----------- ------ ---------- ---------  ----------    --------    --------     --------
Balance, December 31,
 1998...................  432,776,246 $4,328 22,033,758 $(209,415) $1,124,117    $(56,647)   $(88,063)    $774,320
                          =========== ====== ========== =========  ==========    ========    ========     ========

--------
(a) Additional Paid-in Capital has been charged retroactively for the par value of the shares issued as a result of the 2-for-1 stock split effected in the form of a stock dividend effective on March 9, 1999.

                            See accompanying notes.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                      (Formerly Global Crossing Ltd., LDC)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Period From
                                                               March 19, 1997
                                             Year Ended     (Date of Inception)
                                          December 31, 1998 to December 31, 1997
                                          ----------------- --------------------
CASH FLOWS PROVIDED BY OPERATING
 ACTIVITIES:
 Net loss applicable to common
  shareholders..........................      $(134,724)          $(12,850)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
 Equity in loss of affiliates...........          2,508                --
 Depreciation and amortization..........            541                 39
 Provision for doubtful accounts........          4,233                --
 Termination of Advisory Services
  Agreement ............................        135,000                --
 Stock related expenses.................         39,374                --
 Preferred stock dividends..............         12,681             12,690
 Redemption of preferred stock..........         34,140                --
 Extraordinary loss on retirement of
  senior notes..........................         19,709                --
 Capacity available for sale excluding
  cash expenditures for investing
  activities............................        123,329            (21,200)
 Provision for deferred income taxes....          9,654                --
 Changes in operating assets and
  liabilities:
  Increase in accounts receivable.......       (118,743)               --
  Increase in other assets and prepaid
   costs................................        (46,662)            (1,032)
  Increase in deferred revenue..........         64,197              5,325
  Increase in income taxes payable .....         15,604                --
  Increase in accounts payable and
   accrued liabilities..................         30,332              1,249
  Increase in obligations under inland
   services agreements..................         17,554             20,900
                                              ---------           --------
  Net cash provided by operating
   activities...........................        208,727              5,121
                                              ---------           --------
CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES:
 Proceeds from issuance of common stock,
  net...................................        392,298             73,736
 Proceeds from issuance of preferred
  stock, net............................        483,000             92,470
 Proceeds from issuance of senior notes.        796,495            150,000
 Proceeds from long term debt...........        290,556            162,325
 Repayment of long term debt............       (176,890)               --
 Retirement of 1997 issued senior notes.       (159,750)               --
 Redemption of 1997 issued preferred
  stock.................................       (134,372)               --
 Finance and organization costs
  incurred..............................        (37,665)           (28,181)
 Cash reimbursement to certain
  shareholders..........................         (7,047)               --
 Increase in restricted cash and cash
  equivalents...........................       (419,515)           (25,275)
                                              ---------           --------
  Net cash provided by financing
   activities...........................      1,027,110            425,075
                                              ---------           --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Cash paid for construction in progress
  and capacity available for sale.......       (413,996)          (428,743)
 Investment in affiliates...............        (16,701)               --
                                              ---------           --------
  Net cash used in investing activities.       (430,697)          (428,743)
                                              ---------           --------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS............................        805,140              1,453
CASH AND CASH EQUIVALENTS, beginning of
 period.................................          1,453                --
                                              ---------           --------
CASH AND CASH EQUIVALENTS, end of peri-
 od.....................................      $ 806,593           $  1,453
                                              =========           ========
SUPPLEMENTAL INFORMATION ON NON-CASH
 FINANCING ACTIVITIES:
 Common stock distributed to holders of
  preferred stock.......................      $     --            $ 13,235
                                              =========           ========
SUPPLEMENTAL INFORMATION ON NON-CASH
 INVESTING ACTIVITIES
 Costs incurred for construction in
  progress and capacity available for
  sale..................................      $ 607,865           $497,319
 Increase in accrued construction costs.        (77,077)           (52,004)
 Increase in accrued interest...........         (8,412)            (1,641)
 Amortization of deferred finance and
  organization costs....................         (7,883)            (2,223)
 (Increase) decrease in obligations
  under capital leases..................         11,660            (12,298)
 PCG Warrants...........................       (112,157)               --
 Increase in accrued liabilities........            --                (410)
                                              ---------           --------
 Cash paid for construction in progress
  and capacity available for sale             $ 413,996           $428,743
                                              =========           ========
SUPPLEMENTAL INFORMATION ON NON-CASH
 INVESTING ACTIVITIES:
 Cost of investments in affiliates......      $(179,842)          $    --
 PCG Warrants...........................        163,141           $    --
                                              ---------           --------
                                              $ (16,701)            $  --
                                              =========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Interest paid and capitalized..........      $  39,424           $  8,136
                                              =========           ========
 Interest paid (net of capitalized
  interest).............................      $  33,854           $    --
                                              =========           ========
 Cash paid for taxes....................      $   7,809           $    --
                                              =========           ========

                            See accompanying notes.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Throughout these consolidated financial statements, references to "dollars"
                                    and "$"
                         are to United States dollars.

1. BACKGROUND AND ORGANIZATION

  Global Crossing Ltd. (together with its consolidated subsidiaries, "GCL" or the "Company") is an independent provider of global Internet and long distance telecommunications facilities and services utilizing a network of undersea and terrestrial digital fiber optic cable systems (the "Global Crossing Network"). The Company operates as a "carriers' carrier", providing tiered pricing and segmented products to licensed providers of international telecommunications services. Capacity on the Global Crossing Network is offered to all customers on an open, equal access basis. The systems under development by the Company will form a state-of-the-art interconnected worldwide high capacity fiber optic network.

  During March 1997, Global Crossing Ltd., LDC ("Old GCL"), formerly GT Parent Holdings LDC, was incorporated as an exempted limited duration company in the Cayman Islands. In March 1998, GCL, a Bermuda company, was formed as a wholly-owned subsidiary of Old GCL. At that time, Old GCL contributed its investment in Global Telesystems Holdings Ltd. ("GTH") to GCL. During April 1998, GCL formed a wholly-owned subsidiary, Global Crossing Holdings Ltd. ("GCH"), a Bermuda company, and contributed its investment in GTH to GCH upon its formation.

  In January 1998, Old GCL effected a 100-for-1 stock split of each of its Class A, B, C and D common stock and undesignated stock and amended the par value of each share of common stock from $.0001 per share to $.000001 per share. Prior to GCL's Initial Public Offering ("IPO") in August 1998, GCL declared a stock dividend to Old GCL resulting in Old GCL holding 1.5 shares of common stock of GCL for each share of common stock of Old GCL outstanding. Pursuant to the terms of the Articles of Association of Old GCL and prior to the Company's IPO, each holder of Class D shares of Old GCL converted such shares into a fraction of a Class E share of Old GCL based upon a valuation at the time of such conversion, together with a warrant to purchase the remaining fraction of such Class E share at an exercise price based upon such market valuation. In addition, each holder of Class E shares of Old GCL had such Class E shares converted into Class B shares of Old GCL. Accordingly, each holder of Class D and Class E shares ultimately received Class B shares, with the warrants to purchase Class E shares received by former Class D shareholders then cancelled in exchange for warrants ("New GCL Warrants") to purchase shares of Common Stock of GCL at an exercise price equal to the IPO price of $9.50 per share.

  Subsequent to the above transaction and prior to the Company's IPO, each shareholder of Old GCL (other than Canadian Imperial Bank of Commerce ("CIBC"), a major shareholder) exchanged their interests in Old GCL for shares of common stock of GCL held by Old GCL at a rate of 1.5 shares of common stock of GCL for each share of common stock of Old GCL ("Old GCL Exchange"). CIBC did not participate in the above mentioned transaction and continues to maintain such ownership of GCL through Old GCL, which is now a wholly owned subsidiary of CIBC.

  Because Old GCL, GCL and GCH were entities under common control, the transfers by Old GCL to GCL and GCL to GCH and the Old GCL Exchange were accounted for similar to a pooling of interests. The consolidated financial statements presented have been retroactively restated to reflect these transactions as if they had occurred as of March 19, 1997 (Date of Inception).

  In February 1999, the Board of Directors declared a 2-for-1 split of the Company's common stock in the form of a stock dividend which was effective on March 9, 1999. All share information presented in these consolidated financial statements gives retroactive effect to the 100-for-1 stock split in January 1998, 1.5-for-1 stock dividend in August 1998 and 2-for-1 stock dividend on March 9, 1999.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2. SIGNIFICANT ACCOUNTING POLICIES

  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant accounting policies are summarized as follows:

 a) Principles of Consolidation

  The consolidated financial statements include the accounts of GCL and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in affiliates, in which GCL has significant influence but does not exercise control, are accounted for using the equity method.

 b) Development Stage Company

  The Company was in its development stage until May 1998 when the United States to United Kingdom segment of the AC-1 system was placed into service and the Company began generating significant revenues.

  Successful future operations are subject to several risks, including the ability of the Company to ensure the successful, timely and cost-effective completion of fiber optic cable systems as well as to successfully market and generate significant revenue from the sale of capacity of the systems. GCL may encounter problems, delays and expenses, many of which may be beyond its control. There can be no assurance that the cable systems will be completed within the time frame and that capacity sales will meet expectations, or that substantial delays would not adversely affect GCL's achievement of profitable operations.

 c) Cash and Cash Equivalents, Restricted Cash and Cash Equivalents (Current and Long Term)

  The Company considers cash in banks and short term highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

  Current and long term restricted cash and cash equivalents includes the following:

                                                                 December 31,
                                                                 -------------
                                                                 1998    1997
                                                                 ------ ------
                                                                     (in
                                                                  millions)
     Funds restricted for PC-1 construction..................... $ 231  $  --
     Funds restricted under the AC-1 Credit Facility............    89       5
     Funds restricted for MAC construction......................    66     --
     Funding for future interest on senior notes................    38      20
     Other......................................................    21     --
                                                                 -----  ------
     Total......................................................   445      25
     Less: Current portion of restricted cash and cash
      equivalents...............................................   (77)    (25)
                                                                 -----  ------
     Long term restricted cash and cash equivalents............. $ 368   $ --
                                                                 =====  ======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 d) Revenue and Deferred Revenue, Cost of Sales and Maintenance Costs

  i) Revenue and Deferred Revenue

 Sales Type Lease Revenue and Deferred Revenue

  Customers of the Company can enter into Capacity Purchase Agreements ("CPAs") to purchase an Indefeasible Right of Use ("IRU") in units of capacity on any of the Company's fiber optic cable systems ("Systems") described in
Note 3. The purchase price for capacity on a System is non-refundable once the applicable segment purchased on a System is Ready For Service ("RFS"). The IRU purchased entitles the customer to all rights and obligations of ownership of the capacity for a period of 25 years after the System RFS date. The Company's CPAs generally provide that the System will have self-healing ring capability, which means capacity on any segment of a System will be instantaneously restored either on another System segment or within the same segment in the event of interruption so that the same point-to-point connectivity is maintained.

  Revenues from the sale of capacity are recognized in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when (i) the purchaser obtains the right to use the capacity, which can only be suspended if the purchaser fails to pay the full purchase price or fulfill its contractual obligations, (ii) the purchaser is obligated to pay Operations, Administration and Maintenance ("OA&M") costs and (iii) the segment of a System related to the capacity purchased is available for service. Customers who have entered into CPAs for capacity have paid deposits toward the purchase price and such amounts have been included as deferred revenue in the accompanying consolidated balance sheets. In some CPAs, customers who have purchased capacity on a System prior to the date the System has self-healing ring capacity have contractually required full self-healing ring capability as a legal condition which, if not satisfied, would enable them to terminate the CPA and require the Company to refund capacity payments. Payments received relating to such CPAs on AC-1 are included in deferred revenue in the accompanying consolidated balance sheets.

  The Company has entered into contracts, called Inland Services Agreements ("ISAs"), to obtain IRUs for terrestrial capacity. The Company in turn sells this third party terrestrial capacity under separate CPAs to certain customers for the purpose of extending capacity from certain System landing stations to major telecommunication cities. The purchase price for terrestrial capacity is non-refundable and grants the customer an IRU, which entitles the customer to all rights and obligations of ownership for terms of 25 years after the RFS date of the related System.

 Operating Type Lease Revenue and Deferred Revenue

  In addition to sales type leases, the Company may enter into operating lease agreements to lease capacity on its Systems. These agreements may grant the customer a right to use capacity for periods of time which may be substantially less than the design life of the capacity (generally 25 years). The Company will amortize revenues from these operating lease agreements over the lives of the agreements, with cash received but not yet recognized as operating revenue, recorded in the accompanying consolidated balance sheets as deferred revenue.

 OA&M Revenue

  Pursuant to the terms of its existing CPAs, the Company is obliged to use commercially reasonable efforts to cause AC-1 to be maintained in efficient working order and in accordance with industry standards. In exchange for the OA&M services provided by Atlantic Crossing Ltd. ("ACL") through the OA&M agreement with Tyco Submarine Systems Ltd. ("TSSL"), customers are obligated for the term of the IRU to pay for their allocable share of the costs for operating and maintaining the System. Customers appoint members to a System Advisory Committee, which is charged with the responsibility of directing the operations and maintenance of the System.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Customers pay for 110% of ACL's cost to operate and maintain AC-1 based on their pro-rata share of total capacity subject to annual maximum amounts per circuit purchased of $250,000 per transatlantic circuit and $50,000 per European circuit. Their pro-rata share is effectively calculated by taking the weighted average of purchased capacity over total capacity multiplied by 110% of actual costs incurred. These OA&M costs are billed to customers quarterly in advance based on the prior year's actual costs. Payments are non-refundable, and should a customer fail to make an OA&M payment, ACL may suspend all rights to capacity granted under the IRU. Undersea OA&M revenues are recognized in the period the services are provided. On an annual basis, the actual OA&M costs incurred by the Company are accumulated and an adjustment is made to true up actual OA&M revenues so that they equal 110% of actual costs incurred, provided specified contractual limits have not been reached.

  ii) Cost of Sales

 Sales Type Lease Cost of Sales

  Cost of undersea sales in any period is calculated based on the ratio of capacity revenues recognized in the period to total expected capacity revenues over the life of the System multiplied by the total costs incurred to construct the System. This calculation of cost of sales matches costs with the value of each sale relative to total expected revenues. Until the entire System is completed, for purposes of calculating cost of sales, the total System costs incurred will include an estimate of remaining costs to be incurred to complete the entire System plus the cost of System upgrades that management has the intent and ability to complete, provided the need for such upgrades is supported by a third party consultant's independent revenue forecast.

  During 1998, the Company entered into ISAs to obtain IRUs for terrestrial capacity for terms of 25 years. Under the IRUs, the Company is required to pay an up-front non-recurring charge plus, in certain cases, monthly recurring charges over a 25 year period and, in exchange, obtains all rights and obligations of ownership. The Company has accounted for the IRUs as capital leases. The cost of acquiring this terrestrial capacity is charged to cost of sales in the period that the related revenue is recognized. The Company capitalized the present value of total future payments (excluding OA&M costs) in capacity available for sale and recorded an equal amount as an obligation under ISAs in the accompanying consolidated balance sheets.

  Customers who purchased AC-1 capacity prior to February 22, 1999 ("AC-1 RFS date") were granted 80% of the unsold capacity ("residual capacity"), if any, 12 1/2 years after the AC-1 RFS date. However, based on sales projections provided by a third party consultant, management believes it is highly unlikely that there will be a material amount of unsold capacity on AC-1 at such time. The Company has no constraints on the pricing or structure of sales of residual capacity and the Company would expect that if such capacity had any remaining value, it would enter into one or more transactions to dispose of such capacity prior to such date to realize such remaining value. As a result, the right to residual capacity is not a substantive right.

  In the period the Company commits to purchase upgrades to increase System capacity, the total expected System capacity revenues and cost of the System used in the cost of sales calculation will change to take into account the further increase in System cost and in System capacity. The total expected System capacity revenues used by the Company in its cost of sales calculation will always be limited by total sales forecasted by a third party consultant which is updated on an annual basis. The AC-1 System was designed to be upgradable so as to increase the initial design capacity of 256 circuits available for sale. The Company has contracted with TSSL to upgrade capacity on AC-1 to 512 circuits. Based on the current third party consultant's sales forecast, the Company expects to sell all 512 circuits available for sale.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  In addition to capacity upgrades, management's estimate of future expected capacity revenues may change due to a number of factors, including possible variances in actual sales prices and volume from management's estimates. Management will continually evaluate these factors in conjunction with the updated third party consultant's sales forecast and, as necessary, revise its estimate of the total expected revenues to be derived over the life of a System. Changes in management's estimate of the total expected revenues to be derived from sales of capacity result in adjustments to the calculations of cost of sales which are recorded on a prospective basis over future periods commencing in the period management revises its estimate.

  Under their respective CPAs, certain customers have been provided options to purchase additional capacity at specified prices for specified future periods as well as the option to purchase additional capacity should the Company upgrade the AC-1 capacity in the future. In many cases, prices under the options to purchase capacity during these specified periods are lower than the current price for capacity charged to the customer. Management's estimate of future revenues for purposes of calculating cost of sales takes into consideration prices under these options.

 Operating Type Lease Cost of Capacity

  Costs relating to operating type lease revenues will be classified as a depreciable asset and depreciated over the estimated useful life of the capacity.

  iii) Maintenance Costs

  The Company has entered into an OA&M agreement with TSSL whereby TSSL is obligated to provide operating, administration and maintenance functions to AC-1, which include management and maintenance of a Network Operating Center, assumption of vessel costs, obtaining and renewing all operating permits, providing repair equipment, providing cable protection and ordering and restocking equipment spares. The OA&M agreement is for an initial term of eight years with two renewal periods of eight and one half years each at the Company's option. The OA&M costs related to this agreement are expensed as incurred.

  OA&M costs relating to ISAs are expensed as incurred and the related revenue is recognized in the period the services are provided.

 e) Commissions and Advisory Services Fees

  The Company's policy is to record sales commissions and advisory fee expenses and related payable upon the recognition of revenue so as to appropriately match these costs with the related revenue. Under the Advisory Services Agreement ("ASA"), which was terminated by December 31, 1998, the Company paid PCG Telecom Services LLC ("PCG Telecom") and its affiliates 2% of revenues for advisory services performed. Under the Sales Agency Agreement ("SAA") the Company pays TSSL a commission based on a percentage of capacity revenues.

 f) Construction in Progress

  Costs incurred prior to a segment's completion are reflected as construction in progress in the accompanying consolidated balance sheets and recorded as capacity available for sale at the date each segment of the System becomes operational. Capacity available for sale is recorded at the lower of cost or fair value less costs to sell and is charged to costs of sales in the period the related revenues are recognized. Fair value of capacity is derived from a third party consultant's market study of expected sales of capacity.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Construction in progress includes direct expenditures for construction of a System and is stated at cost. Capitalized costs include costs incurred under the construction contract; advisory, consulting and legal fees; interest; and amortized finance costs incurred during the construction phase. Once it is probable that a cable system will be constructed, costs directly identifiable with the cable system under development are capitalized. Costs relating to the evaluation of new projects incurred prior to the date the development of the System becomes probable are expensed as incurred.

  Interest incurred, which includes the amortization of deferred finance fees and issuance discount ("interest cost"), are capitalized to construction in progress in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs" ("SFAS 34"). Total interest cost incurred and interest capitalized to construction in progress during the periods were:

                                                                 Period from
                                                               March 19, 1997
                                                                  (Date of
                                               Year Ended       Inception) to
                                            December 31, 1998 December 31, 1997
                                            ----------------- -----------------
                                                      (In thousands)
Interest cost incurred.....................      $92,813           $9,777
                                                 =======           ======
Interest cost capitalized to construction
 in progress...............................      $49,933           $9,777
                                                 =======           ======

 g) Deferred Finance and Organization Costs

  Costs incurred to obtain financing through the issuance of senior notes and long term debt have been reflected as an asset in the accompanying consolidated balance sheets. Costs incurred to obtain financing through the issuance of preferred stock have been reflected as a reduction in the carrying value of the issued preferred stock. The financing costs relating to the debt are amortized over the lesser of the term of the related debt agreements or the expected payment date of the debt obligation. In 1998, certain preferred stock was redeemed at which time the remaining balance of unamortized discount and offering costs was charged against additional paid-in capital. During the construction period, the amortized portion of deferred financing costs relating to the senior notes and the long term debt are included in construction in progress as a component of interest capitalized or recorded as interest expense in accordance with SFAS 34. The amortized portion of the deferred financing costs relating to the preferred stock is included as a component of preferred stock dividends.

 h) Translation of Foreign Currencies

  Substantially all of the Company's international subsidiaries use their local currency as their functional currency. For those subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. Where the U.S. dollar is the functional currency, translation adjustments are recorded in the accompanying consolidated statements of operations. None of the Company's translation adjustments were material as of and for the year ended December 31, 1998 and as of and for the period from March 19, 1997 (Date of Inception) to December 31, 1997.

 i) Stock Option Plan

  The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and, accordingly, recognizes compensation expense for stock option grants to the extent that the estimated fair value of the stock exceeds the exercise price of the option at the measurement date. The compensation expense is charged against operations ratably over the vesting period of the options.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 j) Interest Rate Derivatives

  The Company uses a derivative financial instrument for the purpose of reducing its exposure to adverse fluctuations in interest rates. The counterparty to the only derivative financial instrument in effect as of December 31, 1998 is CIBC. The Company is exposed to credit loss in the event of nonperformance by CIBC. As of December 31, 1998 the Company does not utilize derivative financial instruments for trading or other speculative purposes.

  For interest rate derivatives to qualify for hedge accounting, the debt instrument being hedged must expose the Company to interest rate risk and, at the inception of the derivative instrument and throughout the period the derivative is held, there must be a high correlation of changes in the market value of the derivative and interest expense of the hedged item. Gains and losses on interest rate derivatives and other derivative instruments which do not meet this criteria would be recorded in the statement of operations.

  As discussed in Note 5, the Company has entered into an interest rate swap agreement to hedge its exposure to interest rates on its long term debt. Since this agreement qualifies for hedge accounting, the net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense on the related debt.

 k) Net Loss Per Share

  Losses per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Share and per share data presented reflects all stock dividends and stock splits.

  The following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

                                                               Period from
                                                              March 19, 1997
                                            Year Ended     (Date of Inception)
                                         December 31, 1998 to December 31, 1997
                                         ----------------- --------------------
                                              (In thousands, except share
                                               and per share information)
Basic and Diluted
 Loss before extraordinary item.........    $   (68,194)       $      (160)
 Preferred stock dividends..............        (12,681)           (12,690)
 Redemption of preferred stock..........        (34,140)               --
                                            -----------        -----------
 Loss applicable to common shareholders
  before extraordinary item.............    $  (115,015)       $   (12,850)
                                            ===========        ===========
Weighted average share outstanding:
 Basic and diluted......................    358,735,340        325,773,934
                                            -----------        -----------
Loss applicable to common shareholders
 before extraordinary item:
 Basic and diluted......................    $     (0.32)       $     (0.04)
                                            ===========        ===========

  Dilutive options and warrants did not have an effect on the computation of diluted loss per share in 1998 and 1997 since they were anti-dilutive.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 l) Income Taxes

  The Company recognizes current and deferred income tax assets and liabilities based upon all events that have been recognized in the consolidated financial statements as measured by the provision of the enacted tax laws.

 m) Recently Adopted and New Accounting Standards

  The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. There was no impact to the consolidated financial statements due to the adoption of SFAS 130 in 1998. The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for periods beginning after June 15, 1999. Management does not expect the impact of the adoption of SFAS 133 on the Company's consolidated financial position or results of operations to be material.

  The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP 98-5"). The Company is required to adopt SOP 98-5 during January, 1999. The adoption of SOP 98-5 will result in a charge against net income in the statement of operations of the first quarter of 1999 which management estimates will be approximately $15 million. This charge is comprised primarily of costs incurred for System startup activities that were previously capitalized to Systems not yet ready for service. The $15 million charge represents less than 1% of the projected total costs of the Systems currently under development by the Company.

 n) Reclassifications

  Certain prior year amounts have been reclassified in the consolidated financial statements for consistent presentation.

3. GLOBAL CROSSING NETWORK

  GCL is a provider of Internet and long distance telecommunications facilities and related services supplying its customers with global "point-to-point" connectivity. As such, the Company is engaged in only one business segment worldwide, and derives its revenues from customers located in the following geographic regions: the Americas, Europe and Asia Pacific. The Company also maintains long-lived assets in these regions; however, the majority of these assets are in international waters. In addition, the Company derives all of its revenues from companies in the Internet and long distance telecommunications industry and, as a result, has concentration of credit risk in this industry.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Financial information relating to the Company's consolidated operations by geographic area was as follows:

                                               1998                 1997
                                      ---------------------- -------------------
                                                  Long-Lived          Long-Lived
                                      Revenues(a) Assets(b)  Revenues Assets(b)
                                      ----------- ---------- -------- ----------
                                                    (In thousands)
North America
  United States......................  $200,489   $   70,555 $    --   $ 50,169
  Canada.............................    68,351          --       --        --
                                      ----------------------------------------
                                        268,840       70,555      --     50,169
                                      ----------------------------------------
Europe
  The Netherlands....................    46,832                   --
  Germany............................    35,933                   --
  Other..............................    72,494                   --
                                      ----------------------------------------
                                        155,259      161,535      --    107,412
                                      ----------------------------------------
Asia Pacific.........................       --           --       --        --
International waters.................       --       770,966      --    360,937
                                      ----------------------------------------
Consolidated.........................  $424,099   $1,003,056 $    --   $518,518
                                       ========   ========== ========  ========

--------
(a) Revenues for the year ended December 31, 1998 by region are classified according to the location of the customer. During 1998, there was one customer located in the United States that accounted for 16% of consolidated revenue, another customer located in Canada that accounted for 16% of consolidated revenue, and one customer located in the Netherlands that accounted for 11% of consolidated revenue.
(b) Long-lived assets include capacity available for sale and construction in progress as of December 31.


Atlantic Crossing ("AC-1")

  ACL, formerly Global Telesystems Ltd., an indirect wholly-owned subsidiary of GCL, entered into a fixed price contract with TSSL for the construction of AC-1, an upgradeable undersea fiber optic cable ring, connecting New York, the United Kingdom, the Netherlands and Germany. AT&T Corp. provided ACL with a guarantee in respect of TSSL's obligations under the contract. Certain segments of AC-1 were accepted by ACL and made available for commercial service during 1998. TSSL retains title ownership of segment assets in United States territory until GT Landing Corp., a United States wholly-owned subsidiary of ACL, exercises its $10,000 bargain purchase option to purchase title. Pursuant to the contract, TSSL granted GT Landing Corp. an IRU for the estimated 25 year life of the system. GT Landing Corp. accounted for the IRU as a capital lease, since the IRU transfers the risks and rewards of ownership to GT Landing Corp. The United States assets governed by this IRU includes all landing station assets (with the exception of the building and land, to which GT Landing Corp. has title), fiber optic cable located in the United States and the landing license. The Company entered into a capital lease for the landing station building and conduit in both Germany and the Netherlands. ACL entered into a $482 million credit facility to finance, in part, the construction and financing of AC-1.

Mid-Atlantic Crossing ("MAC")

  Mid-Atlantic Crossing Ltd. ("MACL"), an indirect wholly-owned subsidiary of GCL, entered into fixed price contracts with Alcatel Submarine Networks in June 1998 and TSSL in October 1998 for the construction of MAC, an upgradeable undersea fiber optic cable ring connecting New York, the Caribbean and Florida. The

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

estimated cost of the System is $330 million and is expected to be ready for service in December 1999 ("MAC RFS date"). Companies have been incorporated in each country in which the cable will land in order to own the portion of the System located in each country and the related territorial waters. MACL entered into a $260 million credit facility to finance, in part, the construction and financing of MAC. See Note 5.

Pan American Crossing ("PAC")

  In July 1998, the Company, through its indirect wholly-owned subsidiary, Pan American Crossing Ltd. ("PACL"), entered into a fixed price contract with TSSL for the construction of PAC, an upgradeable undersea fiber optic cable System connecting California, Mexico and Panama and the Caribbean. The estimated cost of the System is $495 million. PACL signed a commitment letter to obtain up to $300 million of non-recourse indebtedness to finance, in part, the construction and financing of PAC.

Pan European Crossing ("PEC")

  The Company is also developing PEC, a 10,000 km upgradeable terrestrial fiber optic system connecting 24 European cities to each other and to AC-1. The construction costs of PEC are estimated to be $850 million. In October 1998, the Company entered into an agreement with VersaTel Telecom Europe B.V. ("VersaTel") whereby the Company will secure ownership of optical fiber conduits on VersaTel's routes connecting Amsterdam, Brussels and the French border by March 1999 in exchange for capacity and dark fiber on PEC. In addition, in October 1998, the Company executed an agreement with Cable & Wireless PLC for the sale of dark fiber on PEC for a purchase price of over $100 million. Furthermore, in November 1998, the Company executed an agreement with GasLINE for the construction of a portion of PEC located in Germany. The Company is currently negotiating with other parties for the acquisition of rights of way and the acquisition or construction of conduits. Lucent will supply fiber and equipment for PEC as well as project management and integration services.

4. INVESTMENT IN AFFILIATES

  In addition to the wholly-owned Systems discussed in Note 3, GCL has invested in Pacific Crossing Ltd. and Global Access Ltd. (together "affiliates") which are developing Pacific Crossing ("PC-1") and GAL respectively, which are also part of the Global Crossing Network.

Investment in Pacific Crossing Ltd. ("PCL")

  In April 1998, a wholly-owned subsidiary of GCL entered into a joint venture to construct PC-1 which is owned and operated by PCL. The Company has an economic interest in PCL represented by a 50% direct voting interest and, through one of the joint venture partners, owns a further 8% economic non-voting interest. PCL entered into a contract in April 1998 with TSSL to construct PC-1 for a total price of approximately $1,200 million, which will be financed through a $400 million equity contribution by the joint venture partners and an $850 million credit facility. In July 1998, an $850 million aggregate senior secured non-recourse loan facility (the "PCL Credit Facility") was executed for the construction and financing costs of PC-1. The PCL Credit Facility is comprised of an $840 million multiple drawdown term loan facility and a $10 million working capital facility. In July 1998, an initial drawdown was made on the term loan facility to repay a $104 million promissory note used for initial construction costs on PC-1 as well as fees incurred to secure the credit facility. The Company also placed $231 million into a restricted cash collateral account to satisfy its equity funding commitment for its 58% joint venture economic interest in PCL.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Investment in Global Access Ltd.

  In December 1998, a wholly-owned subsidiary of GCL entered into a joint venture, Global Access Ltd., to construct and operate GAL, a terrestrial cable system connecting Tokyo, Osaka and Nagoya with PC-1. The Company has a 49% interest in Global Access Ltd.

The investment in affiliates as of December 31, 1998 consists of the following items:

                                                                (In thousands)
      Carrying value of investment in PCL...................... $       (2,502)
      PC-1 development costs...................................        163,141
      Carrying value of investment in Global Access Ltd. ......         16,695
                                                                --------------
      Investment in affiliates................................. $      177,334
                                                                ==============

  The PC-1 development costs represent the estimated unamortized value of the PCG Warrants as of December 31, 1998 which were granted to Pacific Capital Group ("PCG") in exchange for the PC-1 system and related rights. In connection with the formation of PCL, the Company agreed to make available to PCL the consideration received by the Company in connection with the grant of the PCG Warrants in addition to the $231 million cash investment to be made by the Company. See Note 10 for a description of PCG Warrants.

5. LONG TERM DEBT, OBLIGATIONS UNDER INLAND SERVICES AGREEMENTS AND CAPITAL
   LEASES

AC-1 Credit Facility

  During 1997, ACL entered into a $410 million aggregate senior secured non-recourse loan facility (the "AC-1 Credit Facility") with a group of banks led by an affiliate of CIBC and Deutsche Bank AG, for the construction and financing costs of AC-1. During 1997, the AC-1 Credit Facility was amended to increase it to $482 million, comprised of a $472 million multiple draw down term loan facility (the "Term Facility") and a $10 million working capital facility (the "Working Capital Facility"), to extend AC-1 to include, among other things, a Netherlands landing site. The AC-1 Credit Facility is secured by pledges of the stock of ACL and its subsidiaries and security interests in its assets and revenues. The unused portion of the AC-1 Credit Facility as of December 31, 1998 was approximately $38 million. Any amounts repaid to the lenders cannot be re-borrowed, and are effectively permanent reductions in the AC-1 Credit Facility.

  Under the AC-1 Credit Facility, ACL may select loan arrangements as either a Eurodollar loan or an Alternative Base Rate ("ABR") Loan. The Eurodollar interest rate is LIBOR plus 2.0% and the ABR interest rate is the greatest of
(a) the Prime Rate, (b) the Base CD Rate plus 1% and (c) the Federal Funds Effective Rate plus 0.5%, plus 1.0%. As of December 31, 1998, all outstanding loans were Eurodollar loans. ACL pays a commitment fee of 0.5% per annum on the unused portion of the AC-1 Credit Facility. The AC-1 Credit Facility contains various covenants that (i) limit further indebtedness by ACL and its subsidiaries, (ii) limit the ability of ACL to pay dividends, (iii) require ACL to meet certain minimum capacity sales levels and (iv) require ACL to meet a minimum interest coverage ratio for the years 1999 through to maturity of the AC-1 Credit Facility. The AC-1 Credit Facility is repayable in eight semi-annual installments ("Mandatory Repayment"). All revenues received as of December 31, 1998 have been used to fund reserve accounts (see Note 2c), and thereafter were applied against the borrowings. The amount repaid prior to the AC-1 RFS date was used to reduce the Mandatory Repayment for 1999 to $7 million. The remaining balance is repayable through installments of $100 million in 2000, $141 million in 2001 and $19 million in 2002. Furthermore, ACL is required to apply against the

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

borrowings 50% of excess cash flows received after the AC-1 RFS date. If any Mandatory Repayment amount exceeds the outstanding loan balance, then the outstanding loan balance will be repaid. Excess cash flow is defined under the terms of the AC-1 Credit Facility as all cash received from revenues during the period reduced by the payment of OA&M expenses, commissions under the Sales Agency Agreement, and transfers to certain reserve accounts.

  Effective December 31, 1997, ACL entered into an interest rate swap transaction based on one month LIBOR to minimize its exposure to increases in interest rates on its borrowings. The swap transaction was amended on February 2, 1998 and currently fixes ACL's floating interest rate at 5.7825% on a notional amount of borrowings ranging between $200 million and $310 million until January 31, 1999.

 MAC Credit Facility

  During November 1998, MACL entered into a $260 million aggregate senior secured non-recourse loan facility (the "MAC Credit Facility") with a group of banks led by CIBC and Deutsche Bank AG, for the construction and financing costs of MAC. The MAC Credit Facility is comprised of a $250 million multiple draw down term loan facility (the "MAC Term Facility") and a $10 million working capital facility (the "MAC Working Capital Facility"). Of the $250 million MAC Term Facility, $31 million is restricted for purposes of funding the first System upgrade. The MAC Credit Facility is secured by pledges of the stock of MACL and its subsidiaries and security interests in its assets and revenues.

  Under the MAC Credit Facility, MACL may select loan arrangements as either a Eurodollar loan or an Alternative Base Rate ("ABR") Loan. The Eurodollar interest rate is LIBOR plus 3.0% and the ABR interest rate is the greater of
(a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.5%, plus 2.0%. As of December 31, 1998, all outstanding loans were Eurodollar loans. MAC Credit Facility contains various covenants that (i) limit further indebtedness by MACL and its subsidiaries, (ii) limit the ability of MACL to pay dividends, (iii) require MACL to meet certain minimum capacity sales levels and (iv) require MACL to meet a minimum interest coverage ratio for the years 2000 through to the maturity of the MAC Credit Facility. The MAC Credit Facility is repayable in ten semi-annual installments commencing on the first August 31, November 30, February 28, or May 31 occurring 165 days after the MAC RFS date, with $38 million of the principal amount due in the initial year, $45 million due in the second year, and $59 million due in each of the third, fourth, and fifth years. If at any semi-annual installment date the outstanding loan balance is lower than the installment amounts noted in the previous sentence, then the outstanding loan balance amount will be repaid.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Long Term Debt

  Long term debt consists of the following:

                                                               December 31,
                                                            -------------------
                                                              1998      1997
                                                            --------- ---------
                                                              (In thousands)
   AC-1 Credit Facility.................................... $ 266,799 $ 162,325
   MAC Credit Facility.....................................     9,192       --
                                                            --------- ---------
   Total debt..............................................   275,991   162,325
   Less: current portion of long term debt.................   (6,393)       --
                                                            --------- ---------
   Long term debt.......................................... $ 269,598 $ 162,325
                                                            ========= =========
   Maturities of long term debt are as follows:
   Year Ending December 31,                                 (In thousands)
   1999.................................................... $   6,393
   2000....................................................    99,555
   2001....................................................   150,792
   2002....................................................    19,251
                                                            ---------
   Total................................................... $ 275,991
                                                            =========

 Capital Leases and Obligations under Inland Service Agreements

  As described in Note 3, the Company has capitalized the minimum lease payments of the IRU held by GT Landing Corp. on AC-1 assets held in the United States. The Company has been granted a bargain purchase option to purchase for $10,000 all rights and title to these assets at any time during the term of this contract which is 25 years from the AC-1 RFS date. The Company has also capitalized to construction in progress in the accompanying balance sheets building and conduit leases in the Netherlands and Germany. As of December 31, 1998, the present value of the payments under these capital leases is $8 million ($12 million as of December 31, 1997).

  Contracts to purchase terrestrial capacity have a duration of 25 years which represents more than 75 percent of the economic life of the asset being purchased. Certain of these contracts require payments over the 25 year period. As of December 31, 1998, the present value of the payments under these contracts (excluding amounts attributable to operations and maintenance) has been recorded as obligations under ISAs in the accompanying consolidated balance sheets in the amount of $31 million ($21 million as of December 31, 1997).

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  At December 31, 1998 future minimum payments under these ISAs and capital leases are as follows:

Year Ending December 31,                                         (In thousands)
1999............................................................ $       18,301
2000............................................................         13,628
2001............................................................          5,513
2002............................................................          5,677
2003............................................................          5,848
Thereafter until 2023...........................................        163,941
                                                                 --------------
Total minimum lease payments....................................        212,908
Less: Amount representing maintenance payments..................       (131,515)
                                                                 --------------
                                                                         81,393
Less: Amount representing interest..............................        (42,301)
                                                                 --------------
Present value of net minimum lease payments..................... $       39,092
                                                                 ==============

6. SENIOR NOTES

 New Senior Notes

  The 9 5/8% senior notes due May 15, 2008 issued by GCH, with a face value of $800 million ("New Senior Notes"), are general unsecured obligations of GCH and rank senior to any future subordinated indebtedness of GCH and are equal in right of payment with any future unsecured senior indebtedness of GCH. GCL and several of GCH's subsidiaries have issued guarantees in respect of these New Senior Notes, see Note 14. The first interest payment of $38 million on the New Senior Notes was paid during November 1998. The Company has set aside $38 million to fund the second interest payment due May 15, 1999. Interest is payable semi-annually in arrears on each May 15 and November 15. The New Senior Notes are redeemable at the option of GCH on May 15, 2003 at 104.813%, May 15, 2004 at 103.208%, on May 15, 2005 at 101.604% and on May 15, 2006 and
thereafter at par. The New Senior Notes are redeemable at the option of the holders thereof only upon the occurrence of a change in control in GCL. The indenture governing the New Senior Notes imposes certain limitations on the ability of GCH and its subsidiaries to, among other things, (i) incur additional indebtedness (including senior indebtedness) and (ii) pay certain dividends and make certain other restricted payments and investments.

 Old Senior Notes

  The 12% senior notes issued by GTH with a face value of $150 million, due March 31, 2004, were repurchased in May 1998 with the proceeds from the issuance of the New Senior Notes. The Company recognized an extraordinary loss of $20 million on repurchase comprising a premium of approximately $10 million and a write-off of approximately $10 million of unamortized deferred financing costs.

7. MANDATORILY REDEEMABLE PREFERRED STOCK

10 1/2% Mandatorily Redeemable Preferred Stock

  In December 1998, GCH authorized the issuance of 7,500,000 shares of preferred stock at a liquidation preference of $100.00 per share plus accumulated and unpaid dividends. In December 1998, 5,000,000 shares of

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

GCH Preferred Stock were issued for $500 million in cash and as of December 31, 1998, 5,000,000 shares were issued and outstanding. The Company reserved for future issuances up to 2,500,000 shares to pay dividends.

  The holders of the preferred stock are entitled to receive cumulative, semi-annual compounding dividends at an annual rate of 10 1/2% of the $100 liquidation preference per share. At the Company's option, accrued dividends may be paid in cash or paid by issuing additional preferred stock (i.e. pay-in-kind) until June 1, 2002, at which time they must be paid in cash. Dividends are payable semi-annually in arrears on each June 1 and December 1. The preferred stock ranks senior to all common stock of GCH with respect to dividend rights, rights of redemption or rights on liquidation and on priority with any future preferred stock of GCH. The preferred stock is junior in right of payment of all indebtedness of GCH and its subsidiaries. The preferred stock is non-voting unless the accumulation of unpaid dividends (or if, beginning on June 1, 2002, such dividends are not paid in cash) on the outstanding preferred stock is an amount equal to three semi-annual dividend payments.

  The preferred stock has a mandatory redemption on December 1, 2008 at a price in cash equal to the then effective liquidation preference thereof, plus all accumulated and unpaid dividends thereon to the date of redemption. The preferred stock can be redeemed, in whole or in part, at the Company's option at redemption prices starting at 105.25% of the liquidation preference in 2003, declining to 103.5% in 2004, 101.75% in 2005 and 100% thereafter. During the period ended December 31, 1998, no dividends were paid and $4 million in cumulative dividends were accrued and included in preferred stock as of December 31, 1998.

  The certificate of designation governing the preferred stock imposes certain limitations on the ability of the Company to, among other things, (i) incur additional indebtedness and (ii) pay certain dividends and make certain other restricted payments and investments.

14% Mandatorily Redeemable Preferred Stock

  In March 1997, GTH authorized 500,000 shares of preferred stock at a liquidation preference of $1,000 per share. Effective March 25, 1997, 100,000 shares were issued by GTH and there were 109,830 shares as of December 31, 1997 issued and outstanding.

  In connection with the issuance of the preferred stock, the holders thereof purchased an aggregate of 22,500,000 shares of Old GCL's Class A common stock for total proceeds of $8 million. Additionally, in connection with the issuance of the preferred stock, the initial purchaser of the preferred stock received 39,705,900 shares of Old GCL's Class A common stock for no additional consideration representing 15% of the aggregate number of Old GCL's Class A, B and C shares outstanding, after giving effect to the issuance. The initial purchaser had the right to distribute these Class A shares to purchasers of the preferred stock.

  The fair value of the 39,705,900 shares of Old GCL's Class A common stock distributed to preferred shareholders was based on the $.33 per share paid by the holders of preferred stock for the 22,500,000 Old GCL's Class A shares purchased for cash. The Company recorded the $13 million estimated fair value of the Old GCL's Class A common stock issued to the purchasers as a discount in the carrying value of the preferred stock as of December 31, 1997.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  In June 1998, proceeds from the issuance of the New Senior Notes were used to redeem this preferred stock. The redemption resulted in a $34 million charge against additional paid-in capital comprised of a $16 million redemption premium and $18 million of unamortized discount and issuance cost on the preferred stock on the date of the redemption. The redemption premium and write-off of unamortized discount and issuance costs on the preferred stock were treated as a deduction to arrive at the net loss applicable to common shareholders in the consolidated statement of operations.

  Preferred stock dividends included the following:

                                                                 Period from
                                                                  March 19,
                                                                1997 (Date of
                                               Year Ended       Inception) to
                                            December 31, 1998 December 31, 1997
                                            ----------------- -----------------
                                                      (In thousands)
Preferred stock dividends..................      $11,712           $11,112
Amortization of discount on preferred
 stock.....................................          618             1,011
Amortization of preferred stock issuance
 costs.....................................          351               567
                                                 -------           -------
                                                 $12,681           $12,690
                                                 =======           =======

8. EMPLOYEE BENEFIT PLANS

  During 1998, the Company adopted a stock option plan under which options to acquire up to 33,215,730 shares may be granted to directors, officers, employees and consultants of the Company. The Company accounts for this plan under APB Opinion No. 25, under which compensation cost is recognized only to the extent that the market price of the stock exceeds the exercise price. Terms and conditions of the Company's options, including exercise price and the period in which options are excisable, generally are at the discretion of the Compensation and Stock Option Committee of the Board of Directors; however, no options are exercisable more than ten years after date of grant.

  Additional information regarding options granted and outstanding for the year ended December 31, 1998 is summarized below:

                                                                       Weighted
                                                Options                Average
                                               Available   Number of   Exercise
                                               For Grant    Options     Price
                                              -----------  ----------  --------
   Balances as of December 31, 1997..........         --          --      --
    Authorized ..............................  33,215,730
    Granted.................................. (30,762,466) 30,762,466   $2.85
    Exercised................................                (656,688)   1.06
    Cancelled................................   3,253,000  (3,253,000)   1.11
                                              -----------  ----------   -----
   Options outstanding as of December 31,
    1998.....................................   5,706,264  26,852,778   $3.11

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  The following tables summarize information concerning outstanding and exercisable options at December 31, 1998.

                                     Options Outstanding                     Options Exercisable
                      -------------------------------------------------- ----------------------------
                                    Weighted Average    Weighted Average             Weighted Average
       Range of         Number    Remaining Contractual  Exercise Price    Number     Exercise Price
    Exercise Prices   Outstanding    Life (in years)       per Share     Exercisable    per Share
   ----------------   ----------- --------------------- ---------------- ----------- ----------------
        $0.83          15,717,280          9.2               $ 0.83        4,803,833      $ 0.83
     2.00 to 3.33       6,844,598          9.5                 3.13        1,625,000        3.33
     9.50 to 13.26      4,290,900          9.7                11.44          302,834       11.34
   ----------------   ----------- --------------------- ---------------- ----------- ----------------
   Total               26,852,778          9.3               $ 3.11        6,731,667      $ 1.91
                      =========== ===================== ================ =========== ================

  During 1998, the Company entered into an employment arrangement with a key executive, and granted him economic rights to purchase 533,334 shares of common stock and options to purchase 1,066,667 shares of common stock, in each case at $2.00 per share. The economic rights vested immediately and the options will vest over two years. The Company recorded the excess of the fair market value of these options and rights over the purchase price as unearned stock compensation in the amount of $15 million during the year ended December 31, 1998. The unearned compensation is being recognized as an expense over the vesting period of the rights and options.

  Through December 31, 1998, the Company recorded in additional paid-in capital $94 million of unearned compensation, relating to awards under the stock incentive plan plus the grant of certain economic rights and options to purchase common stock granted to a senior executive as discussed above. During the year the Company recognized expense of $31 million of stock related compensation relating to the stock incentive plan and $6 million for the vested economic rights to purchase common stock. The remaining $57 million of unearned compensation will be recognized as follows: $28 million in 1999, $21 million in 2000 and $8 million in 2001. In addition, the Company recognized $2 million in stock related expense for shares issued during the year.

  As permitted by SFAS No. 123, the Company accounted for employee stock options under APB 25 and is recognizing compensation expense over the vesting period to the extent that the fair value of the stock on the date the options were granted exceeded the exercise price. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the SFAS No. 123 fair value approach, the impact on the Company's loss applicable to common shareholders and loss per share would be as follows:

                                                            Period from
                                                           March 19, 1997
                                        Year Ended     (Date of Inception) to
                                     December 31, 1998   December 31, 1997
                                     ----------------- ----------------------
                                            (In thousands, except per
                                                share information)
     Net loss applicable to common
      shareholders:
       As reported..................     $(134,724)           $(12,850)
       Pro forma....................     $(141,585)           $(12,850)
     Basic and diluted net loss per
      share:
       As reported..................        $(0.38)             $(0.04)
       Pro forma....................        $(0.39)             $(0.04)

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Under SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model assuming a four year expected life with the following assumption:

                                                                   Weighted
                    Expected       Expected      Risk Free     Average Estimated
 Date Granted    Dividend Yield   Volatility   Interest Rate      Fair Value
-------------------------------------------------------------------------------
 1998
  January 21 *         0%             0%           5.45%             $0.16
  April 03 *           0%             0%           5.45%              3.77
  June 12 *            0%             0%           5.45%              4.92
  August 09            0%            32%           5.45%              3.19
  September 14         0%            32%           5.45%              9.51
  September 18         0%            32%           5.45%              3.44
  December 01          0%            42%           5.45%              9.77

-------------------------------------------------------------------------------

* Option granted prior to the Company's IPO

During 1998, the weighted average fair value of options issued at market value was $0.88 and those issued less than market value was $5.33.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

 401(k) Plan

  The Company offers its qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of
Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company matches one-half of individual employee contributions up to a maximum level not exceeding 7.5% of the employee's compensation. The Company's contributions to the plan vest immediately.

  Expenses recorded by the Company relating to its 401(k) plan were approximately $0.2 million for the year ended December 31, 1998, the first year of the 401(k) plan.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 9. FINANCIAL INSTRUMENTS

  The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued construction costs, accounts payable and accrued liabilities, accrued interest, obligations under inland services agreements and capital leases and long term debt approximate their fair value. The fair value of the senior notes, mandatorily redeemable preferred stock and the interest rate swap are based on market quotes and the fair values are as follows:

                             December 31, 1998           December 31, 1997
                         --------------------------  --------------------------
                         Carrying Amount Fair Value  Carrying Amount Fair Value
                         --------------- ----------  --------------- ----------
                               (In thousands)              (In thousands)        ---
Senior notes............    $(796,495)   $(834,000)     $(150,000)   $(150,000)
Mandatorily redeemable
 preferred stock........     (487,375)    (484,375)       (91,925)     (91,925)
Interest rate swap......          --           (26)           --          (115)

10. RELATED PARTY TRANSACTIONS

 Advisory Services Agreement ("ASA")

  ACL entered into the ASA with PCG Telecom, an affiliate of PCG which is a shareholder of GCL. Under the ASA, PCG Telecom provided ACL with advice in respect of the development and maintenance of AC-1, development and implementation of marketing and pricing strategies and the preparation of business plans and budgets. As compensation for its advisory services, PCG Telecom received a 2% fee on the gross revenues of the Company over a 25 year term, subject to certain restrictions, with the first such payment to occur at the AC-1 RFS date. Advances on fees payable under the ASA were being paid to PCG Telecom at a rate of 1% on signed CPAs until the ASA was terminated, as described below. Fees paid under the ASA to PCG Telecom were shared amongst Union Labor Life Insurance Company ("ULLICO"), PCG, CIBC, and Messrs. Winnick, Cook, Brown, Lee and Porter, all of whom are shareholders of GCL. Effective June 1998, GCL acquired the rights under the ASA for common stock and contributed such rights to the Company as the ASA was terminated. This transaction was recorded in the consolidated financial statements as an increase in additional paid-in capital of $135 million and a charge against operations in the amount of $138 million. The $138 million is comprised of a $135 million settlement of the fees that would have been payable and the cancellation of $3 million owed to the Company under a related advance agreement. The $135 million amount was calculated by applying the 2% advisory services fee to projected future revenues and discounting the amount relating to AC-1 revenues by 12% and the amount relating to all other system's revenues by 15%. The result of this calculation was $156 million, which amount was subsequently reduced to $135 million. Both the discount rates and the ultimate valuation were determined as a result of a negotiation process including a non management director of the Company and the various persons entitled to fees under the ASA. The Company obtained a fairness opinion from an independent financial advisor in connection with this transaction. In addition, the Company incurred approximately $2 million of advisory fees prior to termination of the contract, for a total expense of $140 million for the year ended December 31, 1998.

 PCG Warrants

  Prior to January 21, 1998, PCG and its affiliates began development of systems other than AC-1, namely PC-1, MAC and PAC. Through January 21, 1998, such development included assembling a management team, negotiating with potential suppliers, partners, financing sources, obtaining preliminary market and feasibility studies and developing technical requirements. During January 1998, the Board determined that it was in the Company's best interests to pursue these new systems, obtain the results of the work and the employees then

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

within the scope of activity of PCG and broaden the goals, objectives and business plan of the Company. In consideration of PCG transferring the results of its activities and becoming limited in its future activities in fiber optic telecommunications other than through GCL, the Board approved and the shareholders subsequently ratified a transaction whereby PCG received approximately $7 million (representing PCG's costs related thereto) and Old GCL entered into a warrant agreement ("PCG Warrants") under which PCG was issued three separate warrants permitting PCG to purchase (i) 18,453,184 of Old GCL's Class B shares for an aggregate price of $50 million; (ii) an additional 9,226,594 of Old GCL's Class B shares for an aggregate price of $31 million; and (iii) an additional 9,226,594 of Old GCL's Class B shares for an aggregate price of $38 million. The PCG Warrants were granted in exchange for the rights to commence the development of the new projects that previously had been under development by an affiliate of PCG.

  PCG Warrants became exercisable upon the completion of the IPO. The PCG Warrants give each holder the option to convert each share under warrant into a fraction of a Class B share based upon the ratio of the current per share valuation at the time of conversion less the per share exercise price of the warrant divided by the current per share valuation at the time of conversion multiplied by the 36,906,372 shares available under the PCG Warrants, together with a new warrant ("New PCG Warrants") to purchase the remaining fraction of such Class B share at an exercise price equal to the then current per share valuation. Prior to the IPO, the holders of the PCG Warrants exercised their warrants to acquire Class B shares by way of the cashless conversion and the New PCG Warrants were issued with an exercise price based on the per share valuation at the conversion date.

  The Company accounted for the cashless conversion of the PCG Warrants, which occurred as of June 1998, using the current estimated per share valuation at the expected conversion date, multiplied by the number of Class B shares estimated to be converted in exchange for the PCG Warrants. The resulting value under this calculation is approximately $213 million, which was allocated to the new systems in exchange for the PCG Warrants. In connection with the formation of PCL, the Company agreed to make available to PCL the consideration received by the Company in connection with the grant of the PCG Warrants, in addition to the $231 million cash investment made by the Company. Therefore, the Company recorded an increase in its investment in PCL in the amount of approximately $127 million and an increase in construction in progress for PAC and MAC in the amounts of approximately $50 million and $36 million, respectively, with a corresponding increase of $213 million in additional paid-in capital. The $213 million was allocated on a pro rata basis to the three projects according to the estimated cost of each system. The Company's accounting for the PCG Warrants is pursuant to Emerging Issues Task Force 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration other than Employee Services under FASB Statement No. 123" ("EITF 96-18"). Under EITF 96-18, the fair value of equity instruments issued for consideration other than employee services should be measured using the stock price or other measurement assumptions as of the date at which a firm commitment for performance level has been reached. The Company has recorded the estimated value of the PCG Warrants as of June 1998, since the IPO was probable at that date. The $213 million value attributed to the PCG Warrants as of June 1998 was adjusted to the actual value of $275 million on the date of the IPO based upon the $9.50 price per share of the IPO.

  The Company gave accounting recognition for the New PCG Warrants on the date these warrants were issued, which was the date of the IPO. The Company valued each of the New PCG Warrants at $3.48 based on an independent valuation based on the IPO price of $9.50 per share. The New PCG Warrants had a total value of approximately $43 million. The Company recorded the actual value of the New PCG Warrants in a manner similar to that described above whereby the total value was allocated to the investment in PC-1, MAC and PAC based on their relative total contract costs.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Other transactions

  In 1998, an affiliate of CIBC was one of the initial purchasers of the New Senior Notes and preferred stock, a member of the PC-1 and MAC credit facility syndicates, and was also one of the underwriters of the IPO. CIBC and its affiliates were paid $19 million in fees and credit facility interest during the year ended December 31, 1998. In 1997, GCL paid an affiliate of CIBC approximately $25 million in fees related to the financing obtained under the Old Senior Notes, the AC-1 Credit Facility, and the issuance of the GCH Preferred Stock. Of the fees incurred, approximately $6 million related to underwriting and commitment fees pertaining to the issuance of the GTH Preferred Stock and was recorded as a reduction in the carrying value of the GTH Preferred Stock, approximately $9 million related to underwriting, commitment and advisory fees in connection with the issuance of the Old Senior Notes and approximately $10 million related to fees associated with obtaining the AC-1 Credit Facility which was recorded as deferred finance costs.

  In 1998, the Company signed a CPA with Worldport Communications, Inc. ("Worldport"), to acquire capacity on AC-1. Certain officers and directors of the Company have direct or indirect equity ownership positions in Worldport, aggregating less than 10% of the current common stock of Worldport. This transaction occurred in the ordinary course of business of the Company and on terms and conditions no less favorable to the Company than in its other CPAs. The Company recognized $8 million in revenue from their CPAs with the remaining $50 million to be recognized in future periods.

  In 1998, GCL purchased all common shares owned by Telecommunications Development Corporation ("TDC") in the Company in exchange for 300,000 fewer newly issued shares of common stock based upon the per share value at the repurchase date. The transaction benefited GCL since 300,000 fewer shares were outstanding after the repurchase without any cost to GCL. This transaction was accounted for as the acquisition of treasury stock and was recorded as $209 million, the fair value of the consideration given. Certain officers and directors of the Company, held direct or indirect equity ownership positions in TDC, resulting in these officers and directors having a majority of the outstanding common stock of TDC. Following this transaction, TDC distributed all of its shares of common stock and GCL warrants to the holders of its common stock and was then liquidated.

  In 1997, the Company paid $7 million in fees to PCG and certain of its key executives, who are shareholders of GCL, and another shareholder for services provided in respect of obtaining the AC-1 Credit Facility, Old Senior Notes and the GTH Preferred Stock financing. Of the fees paid, $5 million was allocated to the AC-1 Credit Facility and Old Senior Notes and recorded as deferred finance costs, $1 million was allocated to the GCH Preferred Stock and recorded as a reduction in the carrying value of the preferred stock and $1 million was recorded as common stock issuance costs.

11. TAXES

  The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The provision for income taxes is composed of the following:

                                                               Period from
                                                              March 19, 1997
                                           Year Ended     (Date of Inception) to
                                        December 31, 1998   December 31, 1997
                                        ----------------- ----------------------
                                                     (In thousands)
   Current.............................      $23,413             $   --
   Deferred............................        9,654                 --
                                             -------             -------
   Total income tax expense............      $33,067             $   --
                                             =======             =======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

  Bermuda does not impose a statutory income tax and consequently the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions which impose income taxes.

  Since the Company did not recognize any income for the period March 19, 1997 (Date of Inception) to December 31, 1997, no tax provision was reflected in earlier periods.

  The following is a summary of the significant items giving rise to components of the Company's deferred tax assets and liabilities:

                                                      December 31,
                                         ---------------------------------------
                                                1998                1997
                                         ------------------- -------------------
                                         Assets  Liabilities Assets  Liabilities
                                         ------- ----------- ------- -----------
                                           (In thousands)      (In thousands)
Revenue recognition..................... $   --    $ 6,116   $   --    $   --
Fixed assets............................     --      4,042       --        --
Stock related compensation..............     504       --        --        --
                                         -------   -------   -------   -------
                                         $   504   $10,158   $   --    $   --
                                         =======   =======   =======   =======

12. COMMITMENTS

  As of December 31, 1998, ACL was committed under contracts with TSSL for remaining construction costs of AC-1 and its upgrades totaling approximately $75 million and is committed under the OA&M contract with TSSL to quarterly payments, over the next eight years, totaling approximately $247 million which will be borne by the Company's customers.

  ACL is committed to paying TSSL commissions ranging from 3% to 7% on revenues received until 2002, subject to certain reductions. The Company also has a commission sharing agreement with TSSL whereby GCL has primary responsibility for the marketing and sale of capacity of AC-1 and PC-1 and will share a percentage of commissions payable to TSSL as consideration for assuming primary responsibility for the sales effort and marketing of the Company's projects. The SAA with TSSL will terminate in March 2002 with an option by the Company to extend it until March 2005.

  As of December 31, 1998, MACL was committed under its contracts with Alcatel Submarine Networks and TSSL for future construction costs totaling approximately $204 million and as of December 31, 1998 and PACL was committed under its contract with TSSL for future construction costs totaling approximately $218 million.

  GCL and its subsidiaries have commitments under various operating leases. Estimated future minimum lease payments on operating leases are approximately as follows:

      Year Ending December 31,                                  (In thousands)
      1999.....................................................    $ 4,137
      2000.....................................................      4,261
      2001.....................................................      3,897
      2002.....................................................      3,581
      2003.....................................................      3,380
      Thereafter...............................................     19,911
                                                                   -------
         Total.................................................    $39,167
                                                                   =======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                      (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The Company's unaudited quarterly results are as follows:

                                            1998 Quarter Ended
                          --------------------------------------------------------
                               March 31        June 30    September 30 December 31
                          ------------------- ----------  ------------ -----------
                                   (In thousands, except per share data)
Revenues................       $    --        $  101,256    $117,693    $205,150
Operating income (loss).         (3,794)        (123,649)     31,994      75,724
Income (loss) before
 extraordinary loss.....         (3,722)        (135,725)     15,229      56,024
Net income (loss).......         (3,722)        (155,434)     15,229      56,024
Net income (loss)
 applicable to common
 shareholders...........       $ (8,129)      $ (193,473)   $ 15,229    $ 51,649
                               ========       ==========    ========    ========
Income (loss) per common
 share before
 extraordinary item,
 basic..................       $  (0.02)      $    (0.52)   $   0.04    $   0.13
                               ========       ==========    ========    ========
Net income (loss) per
 common share, basic....       $  (0.02)      $    (0.58)   $   0.04    $   0.13
                               ========       ==========    ========    ========
Income (loss) per common
 share before
 extraordinary item,
 diluted................       $  (0.02)      $    (0.52)   $   0.04    $   0.12
                               ========       ==========    ========    ========
Net income (loss) per
 common share, diluted..       $  (0.02)      $    (0.58)   $   0.04    $   0.12
                               ========       ==========    ========    ========
                              Period from
                            March 19, 1997              1997 Quarter Ended
                          (Date of Inception) ----------------------------------------
                           to March 31, 1997   June 30    September 30 December 31
                          ------------------- ----------  ------------ -----------
                                   (In thousands, except per share data)
Revenues................       $    --        $      --     $    --     $    --
Operating loss..........            --              (142)       (669)     (2,290)
Income (loss) before
 extraordinary loss.....            --             1,205         485      (1,850)
Net income (loss).......            --             1,205         485      (1,850)
Net loss applicable to
 common shareholders....       $   (195)      $   (2,836)   $ (3,692)   $ (6,127)
                               ========       ==========    ========    ========
Net loss per common
 share, basic and
 diluted................       $    --        $    (0.01)   $  (0.01)   $  (0.02)
                               ========       ==========    ========    ========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

14. SUMMARIZED FINANCIAL INFORMATION FOR GUARANTOR SUBSIDIARIES AND NON-GUARANTOR SUBSIDIARIES

  As described in Note 1, because Old GCL, GCL and GCH were entities under common control, the transfers by Old GCL to GCL and GCL to GCH and the Old GCL Exchange were accounted for similar to a pooling of interests. Old GCL, GCL and GTH each provide a guarantee of the New Senior Notes described in Note 6. Additionally, Global Crossing International, Inc. ("GCI"), a wholly owned subsidiary of GCH that provides marketing and development services to GCL, along with its wholly owned subsidiaries, also provide guarantees of the New Senior Notes. All guarantees are full, unconditional, joint and several. To the extent companies providing a guarantee have excess cash, dividends or loans of this cash can be made to GCH without restriction. Two of the Company's non-guarantor subsidiaries are restricted under long term debt agreements from making any dividends or loans to GCH effectively for the duration of such long term debt agreements. Separate financial statements of each subsidiary guarantor have not been provided because they would not be meaningful to investors.

                                                                        Elimination
     (In thousands)         GCL       GCH     Guarantors Non-guarantors   Entries    Consolidated
------------------------  -------- ---------- ---------- -------------- -----------  ------------
Balance Sheet as of
December 31, 1998
Current assets..........  $  5,270 $  828,279  $ 17,266    $  156,431   $    (5,131)  $1,002,115
Restricted cash and cash
 equivalents............       --         --      3,590       364,010           --       367,600
Accounts receivable,
 net....................       --         --        --         43,315           --        43,315
Capacity available for
 sale...................       --       6,175    11,771       556,903           --       574,849
Construction in
 progress...............       --       2,139     3,134       423,889          (955)     428,207
Deferred finance and
 organization costs,
 net....................       --      30,922       --         17,434        (2,599)      45,757
Investments in and
 advances to
 subsidiaries...........   772,685  1,211,795   460,728       372,104    (2,817,312)         --
Investment in
 affiliates.............       --         --        --        177,334           --       177,334
                          -------- ----------  --------    ----------   -----------   ----------
Total assets............  $777,955 $2,079,310  $496,489    $2,111,420   $(2,825,997)  $2,639,177
                          ======== ==========  ========    ==========   ===========   ==========
Current liabilities.....  $  3,635 $   11,760  $  5,965    $  224,730   $     5,800   $  251,890
Long term debt..........       --         --        --        269,598           --       269,598
Senior notes............       --     796,495       --            --            --       796,495
Deferred revenue........       --         --        --         25,325           --        25,325
Obligations under inland
 services agreements and
 capital leases.........       --         --        --         24,520           --        24,520
Deferred income taxes...       --         --        --          9,654           --         9,654
Mandatorily redeemable
 preferred stock........       --     487,375       --            --            --       487,375
Shareholders' equity....   774,320    783,680   490,524     1,557,593    (2,831,797)     774,320
                          -------- ----------  --------    ----------   -----------   ----------
Total liabilities and
 shareholders' equity...  $777,955 $2,079,310  $496,489    $2,111,420   $(2,825,997)  $2,639,177
                          ======== ==========  ========    ==========   ===========   ==========
-------------------------------------------------------------------------------------------------

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                      (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                          Elimination
     (In thousands)          GCL       GCH     Guarantors  Non-guarantors   Entries   Consolidated
------------------------  ---------  --------  ----------  -------------- ----------- ------------
Statement of Operations
For the Year Ended
 December 31, 1998
Revenues................  $     --   $     45  $  14,004      $423,356     $ (13,306)  $ 424,099
                          ---------  --------  ---------      --------     ---------   ---------
Cost of capacity sold...        --        552      3,110       174,830           --      178,492
Operations,
 administration and
 maintenance............        --        --         --         18,056           --       18,056
Termination of Advisory
 Services Agreement.....        --     82,194        --         57,475           --      139,669
Stock related expense...     29,033        59      4,851         2,179         3,252      39,374
Selling, general and
 administrative.........     11,126     1,161     18,169        40,810        (3,033)     68,233
                          ---------  --------  ---------      --------     ---------   ---------
                             40,159    83,966     26,130       293,350           219     443,824
                          ---------  --------  ---------      --------     ---------   ---------
Operating income (loss).    (40,159)  (83,921)   (12,126)      130,006       (13,525)    (19,725)
Other income (expense),
 net....................      1,371   (16,834)    (6,723)        7,743          (959)    (15,402)
Provision for income
 taxes..................        --        --      (1,132)      (31,935)          --      (33,067)
Extraordinary loss on
 retirement of senior
 notes..................        --     (9,750)    (9,959)          --            --      (19,709)
                          ---------  --------  ---------      --------     ---------   ---------
Net income (loss) before
 equity income (loss) of
 subsidiaries...........    (38,788) (110,505)   (29,940)      105,814       (14,484)    (87,903)
Equity in income (loss)
 of subsidiaries........    (49,115)   61,390    107,389           --       (119,664)        --
                          ---------  --------  ---------      --------     ---------   ---------
Net income (loss).......    (87,903)  (49,115)    77,449       105,814      (134,148)    (87,903)
Preferred stock
 dividends..............        --    (12,681)       --            --            --      (12,681)
Redemption of preferred
 stock..................        --        --     (34,140)          --            --      (34,140)
                          ---------  --------  ---------      --------     ---------   ---------
Net income (loss)
 applicable to common
 shareholders             $ (87,903) $(61,796) $  43,309      $105,814     $(134,148)  $(134,724)
                          =========  ========  =========      ========     =========   =========
                                                                          Elimination     GCL
     (In thousands)          GCL       GCH     Guarantors  Non-guarantors   Entries   Consolidated
------------------------  ---------  --------  ----------  -------------- ----------- ------------
Statement of Cash Flow
For the Year Ended
 December 31, 1998
Cash flows from
 operating activities...  $     (22) $(19,991) $ (19,159)     $247,125     $     774   $ 208,727
                          ---------  --------  ---------      --------     ---------   ---------
Cash flows from
 financing activities:
 Finance and
  organization costs
  incurred..............        --    (32,232)       --         (5,433)          --      (37,665)
 Investment in and
  advances from (to)
  subsidiaries..........   (382,063) (224,765)   150,815       471,710       (15,697)        --
 Proceeds from issuance
  of common stock, net..    392,298        12         24            96          (132)    392,298
 Proceeds from issuance
  of preferred stock,
  net...................        --    483,000        --            --            --      483,000
 Cash reimbursement to
  certain shareholders..     (7,047)      --         --            --            --       (7,047)
 Redemption of preferred
  stock.................        --        --    (134,372)          --            --     (134,372)
 Proceeds from long term
  debt..................        --        --         --        290,556           --      290,556
 Repayment of long term
  debt..................        --        --         --       (176,890)          --     (176,890)
 Proceeds from issuance
  of senior notes.......        --    796,495        --            --            --      796,495
 Retirement of senior
  notes.................        --   (159,750)       --            --            --     (159,750)
 Repayment of debt......        --    (15,055)       --            --         15,055         --
 (Increase) decrease in
  restricted cash and
  cash equivalents,
  current and long term.        --    (37,861)    16,242      (397,896)          --     (419,515)
                          ---------  --------  ---------      --------     ---------   ---------
  Net cash provided by
   financing activities.      3,188   809,844     32,709       182,143          (774)  1,027,110
                          ---------  --------  ---------      --------     ---------   ---------
Cash flows from
 investing activities:
 Cash paid for
  construction in
  progress and capacity
  available for sale ...        --        --      (7,205)     (406,791)          --     (413,996)
 Investment in
  affiliates............        --        --         --        (16,701)          --      (16,701)
                          ---------  --------  ---------      --------     ---------   ---------
  Net cash used in
   investing activities.        --        --      (7,205)     (423,492)          --     (430,697)
                          ---------  --------  ---------      --------     ---------   ---------
Net increase in cash and
 cash equivalents.......      3,166   789,853      6,345         5,776           --      805,140
Cash and cash
 equivalents, beginning
 of year................        --        --       1,299           154           --        1,453
                          ---------  --------  ---------      --------     ---------   ---------
Cash and cash
 equivalents, end of
 year...................  $   3,166  $789,853  $   7,644      $  5,930     $     --    $ 806,593
                          =========  ========  =========      ========     =========   =========

--------------------------------------------------------------------------------

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                      (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                             Old                                        Non-    Elimination
     (In thousands)          GCL       GCL       GCH     Guarantors  Guarantors   Entries   Consolidated
------------------------   --------  --------  --------  ----------  ---------- ----------- ------------
Balance Sheet as of
 December 31, 1997
Current assets..........   $     33  $     12  $     12  $  21,307    $  6,597   $    (217)  $  27,744
Capacity available for
 sale...................        --        --                   --       21,200         --       21,200
Construction in
 progress...............        --        --        --       9,014     488,305         --      497,319
Investments in and
 advances to
 subsidiaries...........     73,964    73,952    73,940    276,897         --     (498,753)        --
Deferred finance and
 organization costs,
 net....................        208       --        169     10,619      15,107        (169)     25,934
                           --------  --------  --------  ---------    --------   ---------   ---------
Total assets............   $ 74,205  $ 73,964  $ 74,121  $ 317,837    $531,209   $(499,139)  $ 572,197
                           ========  ========  ========  =========    ========   =========   =========
Current liabilities.....   $     72  $    --   $    --   $   1,972    $ 88,978   $    (205)  $  90,817
Long term debt..........        --        --        --         --      162,325         --      162,325
Senior notes............        --        --        --     150,000         --          --      150,000
Obligations under inland
 service agreements and
 capital leases.........        --        --        --         --        3,009         --        3,009
Mandatorily redeemable
 preferred stock........        --        --        --      91,925         --          --       91,925
Shareholders' equity....     74,133    73,964    74,121     73,940     276,897    (498,934)     74,121
                           --------  --------  --------  ---------    --------   ---------   ---------
Total liabilities and
 shareholders' equity...   $ 74,205  $ 73,964  $ 74,121  $ 317,837    $531,209   $(499,139)  $ 572,197
                           ========  ========  ========  =========    ========   =========   =========
Statement of Operation
Period from March 19,
 1997 (Date of
 Inception) to December
 31, 1997
Interest income.........   $    --   $    --   $    --   $     556    $  2,385   $     --    $   2,941
Selling, general and
 administrative.........         42       --        --         200       2,859         --        3,101
                           --------  --------  --------  ---------    --------   ---------   ---------
Net income (loss) before
 equity income (loss) of
 subsidiaries...........        (42)      --        --         356        (474)        --         (160)
Equity in loss of
 subsidiaries...........       (118)     (118)     (118)      (474)        --          828         --
                           --------  --------  --------  ---------    --------   ---------   ---------
Net loss................       (160)     (118)     (118)      (118)       (474)        828        (160)
Preferred stock
 dividends..............        --        --        --     (12,690)        --          --      (12,690)
                           --------  --------  --------  ---------    --------   ---------   ---------
Net loss applicable to
 common shareholders....   $   (160) $   (118) $   (118) $ (12,808)   $   (474)  $     828   $ (12,850)
                           ========  ========  ========  =========    ========   =========   =========
                             Old                                        Non-    Elimination
     (In thousands)          GCL       GCL       GCH     Guarantors  Guarantors   Entries   Consolidated
------------------------   --------  --------  --------  ----------  ---------- ----------- ------------
Statement of Cash Flows
For the Period from March
19, 1997
(Date of Inception) to
December 31, 1997
Cash flows from
 operating activities...   $    --   $    --   $     --  $     528    $  4,593   $     --    $   5,121
                           --------  --------  --------  ---------    --------   ---------   ---------
Cash flows provided by
 financing activities:
 Finance and
  organization costs
  incurred..............        --        --        --     (16,456)    (11,725)        --      (28,181)
 Investment in and
  advances to
  subsidiaries..........    (75,000)  (75,000)  (75,000)  (272,468)        --      497,468         --
 Proceeds from issuance
  of common stock and
  additional paid-in
  capital...............     75,000    75,000    75,000     73,736     272,468    (497,468)     73,736
 Proceeds from issuance
  of preferred stock....        --        --        --      92,470         --          --       92,470
 Proceeds from long term
  debt..................        --        --        --         --      162,325         --      162,325
 Proceeds from issuance
  of senior notes.......        --        --        --     150,000         --          --      150,000
 Increase in restricted
  cash and cash
  equivalents, current
  and long term ........        --        --        --     (19,851)     (5,424)        --      (25,275)
                           --------  --------  --------  ---------    --------   ---------   ---------
  Net cash provided by
   financing activities.        --        --        --       7,431     417,644         --      425,075
                           --------  --------  --------  ---------    --------   ---------   ---------
Cash flows from
 investing activities:
 Cash paid for
  construction in
  progress and capacity
  available for sale....        --        --        --      (6,660)   (422,083)        --     (428,743)
                           --------  --------  --------  ---------    --------   ---------   ---------
  Net cash used in
   investing activities.        --        --        --      (6,660)   (422,083)        --     (428,743)
                           --------  --------  --------  ---------    --------   ---------   ---------
Net increase in cash and
 cash equivalents.......        --        --        --       1,299         154         --        1,453
Cash and cash
 equivalents, beginning
 of period..............        --        --        --         --          --          --          --
                           --------  --------  --------  ---------    --------   ---------   ---------
Cash and cash
 equivalents, end of
 period.................   $    --   $    --   $    --   $   1,299    $    154   $     --    $   1,453
                           ========  ========  ========  =========    ========   =========   =========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

15. OLD GCL COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

  Information with respect to Old GCL common stock and additional paid-in capital prior to the Old GCL Exchange is as follows:

  Common Stock:

    Authorized:

      1,000,000,000 Class A common stock of $.00000067 par value

      1,000,000,000 Class B common stock of $.00000067 par value

      1,000,000,000 Class C common stock of $.00000067 par value

      3,000,000,000 Class D common stock of $.00000067 par value

      1,000,000,000 Class E common stock of $.00000067 par value

      43,000,000,000 undesignated common stock of $.00000067 par value

  As discussed in Note 1, in January 1998, Old GCL effected a 100 for 1 stock split of each of the Class A, B, C and D common stock and undesignated stock and amended the par value of each share of common stock from $.0001 per share to $.000001 per share. Shares of common stock of Old GCL outstanding have been retroactively restated to reflect the equivalent number of shares of GCL that were issued in the Old GCL Exchange as discussed in Note 1. Class A shares, Class B shares and Class C shares all had voting rights. On March 25, 1997, Old GCL issued 22,500,000 Class A shares, 101,250,000 Class B shares, 101,250,000 Class C shares for $.33 per share, resulting in aggregate proceeds of $75 million. In addition to the 22,500,000 Class A shares issued to the preference shareholders for cash in connection with the issuance of the preference shares, a total of 39,705,900 Class A shares were distributed to the initial preference shareholder representing 15% of the aggregate number of Class A, B and C shares outstanding. In addition, warrants to acquire a maximum of 92,880 shares of common stock of Old GCL were issued into escrow for the benefit of the holders of preferred stock. Effective January 21, 1998, Old GCL authorized 1,000,000,000 new Class E non-voting shares.

  Certain of the Class B shareholders were issued a total of 66,176,400 Class D shares on March 25, 1997. Of the $34 million of proceeds received from the issuance of Class B shares, $3 million was allocated to the Class D shares representing the estimated fair value of the Class D shares based on an independent valuation. Class D shares were non-voting shares which carried special preference rights on the cash distributions made by Old GCL. Class D shareholders were to receive 10% of cash distributions to common shareholders once the internal rate of return to Class C shareholders exceeded 10%, and then increasing to 20% of cash distributions to common shareholders once the internal rate of return to Class C shareholders exceeded 30%. Effective January 1998, Class D share rights were amended such that Class D shareholders received the option to convert each Class D share into one Class E share upon payment to Old GCL of $.74 per share or to a fraction of a Class E share based upon a valuation at the time of such conversion, together with a warrant to purchase the remaining fraction of such Class E share at an exercise price based upon such market valuation. By granting to holders of the Class D shares an option to convert such shares into Class E shares, the Company obtained effective assurance that it could effect a change to a corporate structure in the event of a major equity event, such as a merger or other business combination or in the event of an IPO by GCL, of its common stock, since the holders of the Class D shares would need to exercise their options in order to participate directly in benefits of a merger or acquisition of the Company or in order to obtain the benefits of any trading market for the common stock of the Company; no trading market was expected to develop for the Class D shares. The grant of the options to Class D shareholders represents an equity transaction since the Company granted these shareholders amended share rights in the form of options with new warrants. Since the Company had an accumulated deficit, the charge

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                     (Formerly Global Crossing Ltd., LDC)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued) was made against additional paid in capital, which had no impact on the consolidated financial statements. The Company accounted for the new warrants as an equity transaction on the date the warrants were issued, which was the IPO date of August 13, 1998.

  In 1998, the Company issued, at a price of $0.33 per share, 900,000 Class B shares and 675,000 Class E shares. Since the estimated fair value of shares exceeded the issue price, the Company increased stock related expense and shareholders' equity by $2 million in 1998.

16. SUBSEQUENT EVENTS

 Lucent Agreement

  On January 26, 1999, GCL signed a technology agreement with Lucent Technologies Inc. that will give the Company access to Lucent's terrestrial and undersea fiber optic technology. In addition, the Company entered into a supply contract with Lucent to provide fiber and equipment for PEC. As part of the supply contract, Lucent will provide certain financing for PEC. The agreement with Lucent also provides for financing of future systems if they are selected as the contractor.

 Stock dividend

  On February 3, 1999 the Board of Directors declared a 2-for-1 stock split in the form of a stock dividend to shareholders of record on February 16, 1999 effective March 9, 1999. All share information presented in these consolidated financial statements gives retroactive effect to this transaction.

 South American Crossing

  On March 11, 1999, GCL announced plans for the development of South American Crossing ("SAC"), an 18,000 km undersea and terrestrial fiber optic network directly linking the major cities of South America through MAC and PAC to the United States, Mexico, Central America, the Carribean, Asia and Europe. GCL expects that SAC will cost approximately $1,130 million to construct. Service is scheduled to commence in the fourth quarter of 2000, with full ring completion expected in the first quarter of 2001. The Company plans to build SAC in three phases. The first two phases, providing Argentina and Brazil with connectivity to the Global Crossing Network, are scheduled to commence service in the fourth quarter of 2000. The final phase, completing the loop around the continent, is scheduled for completion in the first quarter of 2001. The undersea portion of SAC is currently planned to be wholly-owned, while the terrestrial portion is expected to be constructed through joint-venture arrangements.

 Frontier Acquisition

  On March 16, 1999, GCL entered into a definitive agreement and plan of merger with Frontier Corporation, a New York corporation ("Frontier"), that will result in Frontier becoming a wholly-owned subsidiary of GCL or of a new parent holding company of GCL. The board of directors of each company has approved the merger. Completion of the transaction is anticipated to occur during the third quarter of 1999. The transaction is subject to approval by the shareholders of GCL and Frontier and to other customary conditions, such as receipt of regulatory approvals.

 Atlantic Crossing-2

  On March 24, 1999, GCL announced its intention to develop and construct Atlantic Crossing-2 ("AC-2"), an additional eight fiber pair cable connecting the United States to Europe. AC-2 will be integrated with the two cables of AC-1, adding a third high-capacity cable across the Atlantic for the Global Crossing Network and providing AC-2 with self-healing capabilities. The new cable will cost approximately $750 million and is expected to be in service in the first quarter of 2001.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 31, 1999 by the undersigned, thereunto duly authorized.

                                          Global Crossing Ltd.

                                          By: /s/ Dan J. Cohrs
                                             ---------------------
                                              Dan J. Cohrs
                                              Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

             Signatures                        Title

          /s/ Gary Winnick             Co-Chairman of the Board and
-------------------------------------   Director
            Gary Winnick

        /s/ Lodwrick M. Cook           Co-Chairman of the Board and
-------------------------------------   Director
          Lodwrick M. Cook

         /s/ Thomas J. Casey           Managing Director, Vice Chairman of
-------------------------------------   the Board and Director
           Thomas J. Casey

         /s/ John M. Scanlon           Vice Chairman of the Board and
-------------------------------------   Director
           John M. Scanlon

        /s/ Robert Annunziata          Chief Executive Officer
-------------------------------------
          Robert Annunziata

          /s/ David L. Lee             President, Chief Operating Officer
-------------------------------------   and Director
            David L. Lee

          /s/ Barry Porter             Senior Vice President and Director
-------------------------------------
            Barry Porter

         /s/ Abbott L. Brown           Senior Vice President and Director
-------------------------------------   (principal accounting officer)
           Abbott L. Brown

          /s/ Dan J. Cohrs             Senior Vice President and Chief
-------------------------------------   Financial Officer
            Dan J. Cohrs

                                       Director
-------------------------------------
          Hillel Weinberger

             Signatures                         Title

          /s/ Jay R. Bloom              Director
-------------------------------------
            Jay R. Bloom

         /s/ Dean C. Kehler             Director
-------------------------------------
           Dean C. Kehler

          /s/ Jay R. Levine             Director
-------------------------------------
            Jay R. Levine

       /s/ William P. Phoenix           Director
-------------------------------------
         William P. Phoenix

           /s/ Bruce Raben              Director
-------------------------------------
             Bruce Raben

        /s/ Michael R. Steed            Director
-------------------------------------
          Michael R. Steed

        /s/ William E. Conway           Director
-------------------------------------
          William E. Conway

       /s/ Toshiaki Ogasawara           Director
-------------------------------------
         Toshiaki Ogasawara

       /s/ Geoffrey J.W. Kent           Director
-------------------------------------
         Geoffrey J.W. Kent