Form 10-Q
period 1999-06-30
GLOBAL CROSSING LTD
filed 1999-08-04
CIK 1061322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                       Commission File Number: 000-24565

                              GLOBAL CROSSING LTD.
             (Exact name of registrant as specified in its charter)

               BERMUDA                                 98-0189783
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                                  Wessex House
                                 45 Reid Street
                             Hamilton HM12, Bermuda
                    (Address of principal executive offices)

                                 (441) 296-8600
              (Registrant's telephone number, including area code)

                                 ------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of July 29, 1999: 434,765,858 shares, including 22,033,758 treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                      For The Quarter Ended June 30, 1999

                                     INDEX

                                                                          Page
                                                                          ----
Part I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited):


  Condensed Consolidated Statements of Operations........................   3


  Condensed Consolidated Balance Sheets..................................   5


  Condensed Consolidated Statements of Cash Flows........................   6


  Condensed Consolidated Statements of Comprehensive Income..............   8


  Notes to Condensed Consolidated Financial Statements...................   9


Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  13


Item 3. Quantitative and Qualitative Disclosures about Market Risk.......  20
Part II. OTHER INFORMATION


Item 1. Legal Proceedings................................................  21


Item 2. Changes in Securities and Use of Proceeds........................  21


Item 3. Defaults Upon Senior Securities..................................  21


Item 4. Submission of Matters to A Vote of Security Holders..............  21


Item 5. Other Information................................................  21


Item 6. Exhibits and Reports on Form 8-K.................................  21

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended June 30, 1999 and 1998
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      -------------------  -------------------
                                        1999      1998       1999      1998
                                      --------  ---------  --------  ---------
Revenues............................. $190,278  $ 101,256  $368,461  $ 101,256
                                      --------  ---------  --------  ---------
Expenses:
  Cost of capacity sold..............   80,905     41,200   150,292     41,200
  Operations, administration and
   maintenance.......................   14,008      2,470    25,869      2,470
  General and administrative.........   22,089      6,508    44,503      8,850
  Sales and marketing................   13,498      6,529    23,256      7,313
  Network development................    4,848      4,314     9,753      4,314
  Stock related expense..............    9,358     22,760    26,074     23,398
  Depreciation and amortization......    3,989        443     4,200        473
  Provision for doubtful accounts....    1,819      1,012     3,683      1,012
  Termination of advisory services
   agreement.........................      --     139,669       --     139,669
                                      --------  ---------  --------  ---------
                                       150,514    224,905   287,630    228,699
                                      --------  ---------  --------  ---------
Operating Income (Loss)..............   39,764   (123,649)   80,831   (127,443)
Equity in Loss of Affiliates.........   (2,806)       --     (5,542)       --
Other Income (Expense):
  Interest income....................   17,274      4,327    31,666      4,422
  Interest expense...................  (22,675)    (7,403)  (46,454)    (7,426)
  Other expense, net.................   (7,683)       --     (7,683)       --
                                      --------  ---------  --------  ---------
Income (Loss) Before Provision for
 Income Taxes, Cumulative Effect of
 Change in Accounting Principle and
 Extraordinary Item..................   23,874   (126,725)   52,818   (130,447)
  Provision for income taxes.........  (13,896)    (9,000)  (30,038)    (9,000)
                                      --------  ---------  --------  ---------
Income (Loss) Before Cumulative
 Effect of Change In Accounting
 Principle and Extraordinary Item....    9,978   (135,725)   22,780   (139,447)
  Cumulative effect of change in
   accounting principle, net of
   income tax benefit................      --         --    (14,710)       --
                                      --------  ---------  --------  ---------
Income (Loss) Before Extraordinary
 Item................................    9,978   (135,725)    8,070   (139,447)
  Extraordinary loss on retirement of
   senior notes......................      --     (19,709)      --     (19,709)
                                      --------  ---------  --------  ---------
Net Income (Loss)....................    9,978   (155,434)    8,070   (159,156)
  Preferred stock dividends..........  (14,197)    (3,899)  (27,241)    (8,306)
  Redemption of preferred stock......      --     (34,140)      --     (34,140)
                                      --------  ---------  --------  ---------
Net Loss Applicable to Common
 Shareholders........................ $ (4,219) $(193,473) $(19,171) $(201,602)
                                      ========  =========  ========  =========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended June 30, 1999 and 1998
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                            Three Months Ended June    Six Months Ended June
                                      30,                       30,
                            ------------------------  ------------------------
                               1999         1998         1999         1998
                            -----------  -----------  -----------  -----------
Net Loss Per Common Share:
  Loss applicable to common
   shareholders before
   cumulative effect of
   change in accounting
   principle and
   extraordinary item
    Basic and Diluted...... $     (0.01) $     (0.52) $     (0.01) $     (0.55)
                            ===========  ===========  ===========  ===========
  Cumulative effect of
   change in accounting
   principle
    Basic and Diluted...... $       --   $       --   $     (0.04) $       --
                            ===========  ===========  ===========  ===========
  Extraordinary loss on
   retirement of senior
   Notes
    Basic and Diluted...... $       --   $     (0.06) $       --   $     (0.06)
                            ===========  ===========  ===========  ===========
  Net loss applicable to
   common shareholders
    Basic and Diluted...... $     (0.01) $     (0.58) $     (0.05) $     (0.61)
                            ===========  ===========  ===========  ===========
  Shares used in computing
   loss per share
    Basic and Diluted...... 413,204,243  332,388,070  412,000,658  332,125,394
                            ===========  ===========  ===========  ===========


   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1999 and December 31, 1998
               (In thousands, except share and per share amounts)

                                                June 30, 1999 December 31, 1998
                                                ------------- -----------------
                                                 (Unaudited)
ASSETS
  Current Assets:
    Cash and investments.......................  $  676,082      $  806,593
    Restricted cash and investments............      45,260          77,190
    Accounts receivable, net of allowance for
     doubtful accounts of $7,916 as of June 30,
     1999
     and $4,233 as of December 31, 1998........     132,652          71,195
    Other assets and prepaid costs.............      51,475          21,637
                                                 ----------      ----------
    Total current assets.......................     905,469         976,615
  Restricted cash and investments..............     367,387         367,600
  Accounts receivable..........................      63,128          43,315
  Capacity available for sale..................     503,878         574,849
  Property, plant and equipment, net...........      59,853           5,500
  Construction in progress.....................     842,439         428,207
  Investment in affiliates.....................     184,676         177,334
  Other assets.................................     111,767          65,757
                                                 ----------      ----------
    Total assets...............................  $3,038,597      $2,639,177
                                                 ==========      ==========
LIABILITIES:
  Current liabilities:
    Accrued construction costs.................  $  158,304      $  129,081
    Accounts payable and accrued liabilities...      59,560          31,990
    Accrued interest and preferred dividends...      15,968          14,428
    Deferred revenue...........................      35,322          44,197
    Income taxes payable.......................      20,347          15,604
    Current portion of long term debt..........          --           6,393
    Current portion of obligations under inland
     services agreements and capital leases....      12,581          14,572
                                                 ----------      ----------
    Total current liabilities..................     302,082         256,265
  Long term debt...............................     559,707         269,598
  Senior notes.................................     796,682         796,495
  Deferred revenue.............................      60,140          25,325
  Obligations under inland services agreements
   and capital leases..........................      15,237          24,520
  Deferred income taxes........................      24,167           9,654
                                                 ----------      ----------
    Total liabilities..........................   1,758,015       1,381,857
                                                 ----------      ----------
MANDATORILY REDEEMABLE PREFERRED STOCK:
  5,000,000 shares issued and outstanding, $100
   liquidation preference per share (net of
   unamortized issuance costs of $15,042 as of
   June 30, 1999 and
   $17,000 as of December 31, 1998)............     484,958         483,000
                                                 ----------      ----------
SHAREHOLDERS' EQUITY:
  Common stock, 600,000,000 shares authorized,
   par
   value $.01, 436,167,061 and 432,776,246
   shares
   issued as of June 30, 1999 and December 31,
   1998, respectively..........................       4,361           4,328
  Treasury stock, 22,033,758 shares............    (209,415)       (209,415)
  Other shareholders' equity...................   1,080,671       1,067,470
  Accumulated deficit..........................     (79,993)        (88,063)
                                                 ----------      ----------
                                                    795,624         774,320
                                                 ----------      ----------
    Total liabilities and shareholders'
     equity....................................  $3,038,597      $2,639,177
                                                 ==========      ==========

    See accompanying notes to these unaudited condensed consolidated balance sheets.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
                                 (In thousands)
                                  (Unaudited)

                                                            1999       1998
                                                          ---------  ---------
Cash Flows Provided by Operating Activities:
  Net income (loss)...................................... $   8,070  $(159,156)
  Adjustments to reconcile net income (loss) to net cash
   provided by
   operating activities:
    Cumulative effect of change in accounting principle..    14,710        --
    Equity in loss of affiliates.........................     5,542        --
    Depreciation and amortization........................     4,200        473
    Termination of Advisory Services Agreement...........       --     135,000
    Stock related expenses...............................    26,074     23,398
    Extraordinary loss on retirement of senior notes.....       --      19,709
    Deferred income taxes................................    14,513        --
    Provision for doubtful accounts......................     3,683      1,012
    Other adjustments....................................    (7,079)       --
  Changes in operating assets and liabilities............    (5,911)    16,985
                                                          ---------  ---------
      Net cash provided by operating activities..........    63,802     37,421
                                                          ---------  ---------
Cash Flows Used in Investing Activities:
  Cash paid for construction in progress and capacity
   available for sale....................................  (454,347)  (191,072)
  Investment in affiliates...............................   (12,884)        (6)
  Purchases of property, plant and equipment.............   (19,223)       --
                                                          ---------  ---------
      Net cash used in investing activities..............  (486,454)  (191,078)
                                                          ---------  ---------
Cash Flows Provided by (used in) Financing Activities:
  Proceeds from issuance of common stock, net............     5,624        525
  Proceeds from issuance of senior notes.................       --     796,233
  Proceeds from long term debt...........................   409,083    204,723
  Repayment of long term debt............................  (125,367)       --
  Retirement of 1997 issued senior notes.................       --    (159,750)
  Redemption of 1997 issued preferred stock..............       --    (134,372)
  Preferred dividends....................................   (26,104)       --
  Financing costs........................................    (3,238)   (31,773)
  Cash reimbursement to certain shareholders.............       --      (7,047)
  (Increase) decrease in restricted cash and cash
   equivalents...........................................    32,143   (212,210)
                                                          ---------  ---------
      Net cash provided by (used in) financing
       activities........................................   292,141    456,329
                                                          ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents.....  (130,511)   302,672
Cash and Cash Equivalents, beginning of period...........   806,593      1,453
                                                          ---------  ---------
Cash and Cash Equivalents, end of period................. $ 676,082  $ 304,125
                                                          =========  =========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
                                 (In thousands)
                                  (Unaudited)

                                                            1999       1998
                                                          ---------  ---------
Supplemental Information on Non-Cash Investing
Activities:
  Costs incurred for construction in progress and
   capacity available for sale........................... $(489,906) $(259,872)
  Change in accrued construction costs...................    29,223    (30,315)
  Change in accrued interest.............................       --       7,721
  Amortization of deferred finance costs.................     7,089      2,981
  Change in obligations under capital leases.............      (753)     1,479
  PCG Warrants...........................................       --      86,934
                                                          ---------  ---------
  Cash paid for construction in progress and capacity
   available for sale.................................... $(454,347) $(191,072)
                                                          =========  =========
  Purchases of property, plant and equipment............. $ (38,300) $     --
                                                          =========  =========
Supplemental Disclosure of Cash Flow Information:
  Interest paid and capitalized.......................... $  40,569  $  18,060
                                                          =========  =========
  Interest paid (net of capitalized interest)............ $  14,832  $      23
                                                          =========  =========
  Cash paid for taxes.................................... $   9,381  $     --
                                                          =========  =========
  Changes in operating assets and liabilities:
    Accounts receivable.................................. $ (84,953) $ (44,723)
    Capacity available for sale..........................   131,934     (1,256)
    Other assets and prepaid costs.......................   (63,865)   (27,454)
    Deferred revenue.....................................   (12,360)    44,339
    Accounts payable and accrued liabilities.............    29,110      6,862
    Income taxes payable.................................     4,743      9,000
    Obligations under inland services agreements.........   (10,520)    30,217
                                                          ---------  ---------
                                                          $  (5,911) $  16,985
                                                          =========  =========

   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           For the Three and Six Months Ended June 30, 1999 and 1998
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                          Three Months
                                              Ended         Six Months Ended
                                        ------------------  ------------------
                                         1999      1998      1999      1998
                                        -------  ---------  -------  ---------
Net Income (Loss)...................... $ 9,978  $(155,434) $ 8,070  $(159,156)
Foreign Currency Translation Loss......  (4,294)       --    (9,224)       --
                                        -------  ---------  -------  ---------
Comprehensive Income (Loss)............ $ 5,684  $(155,434) $(1,154) $(159,156)
                                        =======  =========  =======  =========









   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

(1) ORGANIZATION AND BACKGROUND

  Global Crossing Ltd. (together with its consolidated subsidiaries, the Company) is an independent provider of global Internet and long distance telecommunications facilities and services utilizing a network of undersea and terrestrial digital fiber optic cable systems (the Global Crossing Network). The Company operates as a "carriers' carrier", providing tiered pricing and segmented products to licensed providers of international telecommunications services. Capacity on the Global Crossing Network is offered to all customers on an open, equal access basis. The systems completed or under development by the Company will form a state-of-the-art interconnected worldwide high capacity fiber optic network including: Atlantic Crossing-1 (AC-1) and Atlantic Crossing-2 (AC-2), undersea systems connecting the United States and Europe; Pacific Crossing (PC-1), an undersea system connecting the United States and Asia; Mid Atlantic Crossing (MAC), an undersea system connecting the eastern United States and the Caribbean; Pan American Crossing (PAC), an undersea system connecting the western United States, Mexico, Panama, Venezuela and the Caribbean; South American Crossing (SAC), an undersea and terrestrial system connecting the major cities of South America to MAC, PAC and the rest of the Global Crossing Network; Pan European Crossing (PEC), a terrestrial system connecting 24 European cities to AC-1; and a terrestrial system (GAL) to be operated by Global Access Ltd., connecting certain cities in Japan to PC-1. The undersea component of this initial portion of the Global Crossing Network totals 74,700 km and the terrestrial component adds 17,800 km for a total of 92,500 km. The Company is in the process of developing several new undersea and terrestrial cable systems and evaluating other business development opportunities which will complement the Global Crossing Network.

(2) BASIS OF PRESENTATION

  The accompanying unaudited interim condensed consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998, include the accounts of Global Crossing Ltd. and its subsidiaries. All material inter-company balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

  These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(3) NEW ACCOUNTING STANDARDS

  In June 1999, the Financial Accounting Standards Board (FASB) issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" (FIN 43) which is effective July 1, 1999. Under

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

FIN 43 fiber optic cable system sales are required to be accounted for under SFAS 66. Management does not expect the adoption of FIN 43 to have a material impact on the Company's financial position or results of operations.

  The FASB has recently issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 (SFAS 133)" (SFAS 137) which amended SFAS 133 to be effective for periods beginning after June 15, 2000. Management does not expect the adoption of SFAS 133 to have a material impact on the Company's financial position or results of operations.

(4) NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

  Basic Earnings Per Share (EPS) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 413,204,243 and 332,388,070 for the three months ended June 30, 1999 and 1998, respectively. The weighted average number of common shares outstanding totaled 412,000,658 and 332,125,394 for the six months ended June 30, 1999 and 1998, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities were anti-dilutive for the three and six months ended June 30, 1999 and 1998, respectively.

(5) SHAREHOLDERS' EQUITY

  Stock Option Plan. During the three months ended June 30, 1999, the Company granted stock options for an aggregate of 1,457,500 shares of common stock under the Company's 1998 Stock Incentive Plan. On June 30, 1999, stock options covering 34,115,830 shares of common stock were outstanding. Details of the Company's 1998 Stock Incentive Plan are included in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998.

  The Company recognized $9 million and $23 million of stock compensation expense during the three months ended June 30, 1999 and 1998, respectively, relating to options issued under its Stock Incentive Plan, plus certain stock related expense related to stock options awarded to consultants, accounted for under SFAS No. 123. The Company records the excess of the fair market value of the rights over the purchase price as unearned stock compensation. The unearned stock compensation is being recognized as an expense over the vesting period of the rights.

  During November 1998, Global Crossing's indirect subsidiary, GC Pacific Landing Corp., entered into an agreement and plan of merger with Neptune Communications, L.L.C. and its wholly owned subsidiary, Neptune Communications Corp. ("NCC"), whereby, in April 1999, GC Pacific Landing merged with and into NCC in exchange for 2,239,642 shares of Global Crossing common stock (of which 223,965 shares remain to be issued pending transfer of licenses).

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

(7) CONCENTRATION OF RISKS

  During the three months ended June 30, 1999, there were four customers that accounted for 18%, 16%, 13% and 11% of total revenues, respectively.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  As of June 30, 1999, the Company had one customer representing 15% of outstanding receivables.

(8) RECLASSIFICATIONS

  Certain prior year amounts have been reclassified in the condensed consolidated financial statements for consistent presentation.

(9) SIGNIFICANT EVENTS

 Termination of the U S WEST Merger Agreement

  On May 16, 1999, the Company entered into a definitive agreement to merge with U S WEST, Inc., a Delaware corporation (U S WEST). The new company would have been 50% owned by Global Crossing/ Frontier shareholders and 50% owned by U S WEST shareholders. As part of the transaction U S WEST made a cash tender offer for approximately 9.49% of Global Crossing common stock. The tender offer was completed, with U S WEST acquiring 39,259,305 shares, on June 21, 1999. On July 18, 1999, Global Crossing and U S WEST agreed to terminate their merger agreement, and U S WEST agreed to merge with Qwest Communications International Inc. (Qwest). As a result, U S WEST paid Global Crossing a termination fee of $140 million in cash and returned 2,231,076 shares of Global Crossing common stock purchased in the tender offer, and Qwest committed to purchase capacity on the Global Crossing Network at established market unit prices for delivery over the next four years and committed to make purchase price payments to Global Crossing for this capacity of $140 million over the next two years. The Company will record in the third quarter of 1999 the receipt of the termination fee and Global Crossing common stock, net of expenses in the statement of operations as other income, net.

 Republic of Ireland Agreement

  On July 5, 1999, Global Crossing announced an agreement with the government of the Republic of Ireland to build and maintain an undersea fiber optic cable system that will link two telehouses in Dublin, via two diverse fiber cables, to cities in Europe and North America through the Global Crossing Network. The Irish government will be the system's anchor customer under an $80 million capacity purchase agreement. This agreement will add an additional city to PEC.

 Global Marine Acquisition

  On July 2, 1999, the Company acquired the Global Marine business of Cable & Wireless plc for approximately $868 million. Global Marine currently provides services, including maintenance under a number of long-term contracts, to cables built by more than 100 carriers and is the world's largest undersea cable installation and maintenance company with a fleet of 13 cable ships, representing approximately 33 percent of the world's total, 21 submersible vehicles and 1,200 employees servicing approximately 35 percent of the world's undersea cable miles. Global Crossing initially financed the acquisition with committed bank financing in the amount of $600 million and the remainder with cash on hand. The acquisition will be accounted for using the purchase method of accounting.

 Senior Secured Credit Facility

  On July 2, 1999, Global Crossing Holdings Ltd. (GCH), the direct wholly owned subsidiary of Global Crossing Ltd., entered into a $3 billion Senior Secured Credit Facility. The Senior Secured Credit Facility is comprised of a $1 billion 5-year Revolving Credit Facility with an initial interest rate of LIBOR plus 2.25%, a $1 billion 5-year Multi-Draw Term Loan A with an initial interest rate of LIBOR plus 2.25% and a $1 billion 8-year Term Loan B with an initial interest rate of LIBOR plus 2.75%. The initial commitment fee on undrawn funds is 0.75%. The purpose of the Senior Secured Credit Facility is to finance or refinance construction of

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
certain Global Crossing cable systems previously anticipated to be financed on a per-system basis, to partially finance the Global Marine acquisition, to fund future growth of Global Crossing and for general corporate purposes. In connection with the transaction, the Senior Secured Credit Facility became structurally senior to the Senior Notes for a consent fee of approximately $32 million, paid directly to the Senior Note holders.

  On July 7, 1999, GCH borrowed approximately $1.5 billion under the Senior Secured Credit Facility ($1 billion under the 8-year Term Loan B and $500 million under the 5-year Multi-Draw Term Loan A), sufficient to retire the outstanding obligations under the AC-1 Credit Facility, the MAC Credit Facility and the financing provided under the Lucent Agreement relating to the PEC and SAC systems, to refinance the debt incurred in connection with the Global Marine acquisition as well as to provide for current working capital requirements. As a result of the Senior Secured Credit Facility, the Company has classified all refinanced debt in the condensed consolidated balance sheet as of June 30, 1999 as long term debt.

                                    ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 1999 and June 30,
1998


  Revenues. The Company's revenues on sales of capacity relating to AC-1 increased $82 million (81 percent) to $183 million during the three months ended June 30, 1999 from $101 million during the three months ended June 30, 1998. During the three months ended June 30, 1999 and 1998, operation and maintenance services revenue was $7 million and none, respectively.

  Cost of capacity sold. For the three months ended June 30, 1999 and 1998, the Company recognized $81 million and $41 million, respectively, in cost of capacity sold, resulting in a gross margin on capacity sales of 56% and 59%, respectively. Non-cash cost of undersea capacity sold was $61 million and $32 million during the three months ended June 30, 1999 and 1998, respectively. Cost of capacity sold also includes the cost of terrestrial capacity sold, a cash expense, during the three months ended June 30, 1999 and 1998, of $20 million and $9 million, respectively. During the three months ended June 30, 1999, the Company calculated costs of undersea capacity sold for AC-1 based on the ratio of the period's actual revenue to total expected future revenues given a minimum projected sales capacity of 1024 circuits times the construction cost of the system. This calculation of cost of sales matches costs with the relative value of each sale. During the three months ended June 30, 1998, the Company calculated costs of undersea capacity sold for AC-1 based upon a minimum projected sales capacity of 512 circuits.

  Service Contracts. Since the AC-1 system became operational, the Company has offered its capacity pursuant to sales agreements that qualify for sales type lease accounting. Under this method, revenues and cost of capacity sold are recognized in the period the rights and obligations of ownership transfer to the purchaser and the cost of the AC-1 system has been recorded as Capacity Available for Sale. (See notes to consolidated financial statements included in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998.)

  As the Company continues to build and expand its global subsea and terrestrial network, it expects that it will begin to offer to its customers capacity services that will not qualify as sales-type leases as discussed above. Capacity made available under such contracts (Service Contracts) may be offered on AC-1 (or other subsea systems as they become operational) or as point to point capacity connecting cities in the Company's global network, once terrestrial capacity in the U.S. (i.e., upon completion of the Frontier merger), Europe and Japan become available.

  Upon the commencement of offering Service Contracts, which the Company believes will occur prior to the end of 1999, the carrying value of the AC-1 system (and the other sub-sea systems as they become operational) will be depreciated over their remaining economic useful lives and revenues related to these Service Contracts will be recognized as the services are rendered over the terms of the contracts. For capacity sales contracts that meet the requirements of sales-type-lease accounting, revenues will be recognized as described above and cost of capacity sold will be based upon the net book value of the remaining committed to capacity. If the Company had offered Service Contracts beginning on January 1, 1999, it would have incurred additional depreciation expense, offset by reduced cost of capacity sold on sales type leases recorded. During the six months ended June 30, 1999, the impact on results of operations would not have been significant.

  Operations, administration and maintenance (OA&M). The Company incurred OA&M costs on AC-1 of $14 million and $2 million during the three months ended June 30, 1999 and 1998, respectively. The Company has entered into an agreement with Tyco Submarine Systems Limited (TSSL) relating to operations, administration and maintenance of AC-1 which limits the Company's total OA&M expense for the system. The Company anticipates that its OA&M costs associated with AC-1 will be largely recovered through charges to its customers under the terms of Capacity Purchase Agreements (CPAs). OA&M costs associated with systems under construction are expensed as incurred.

  General and administrative. General and administrative expenses totaled $22 million and $7 million during the three months ended June 30, 1999 and 1998, respectively, and was comprised principally of salaries, employee benefits and recruiting fees reflecting the Company's staffing for multiple systems, travel, professional fees, insurance costs and occupancy costs.

  Network development. The Company incurred network development costs during the three months ended June 30, 1999 and 1998 of $5 million and $4 million, respectively. These amounts are comprised principally of salaries and professional fees.

  Sales and marketing. During the three months ended June 30, 1999, the Company incurred sales and marketing expenses of $13 million, including commissions to TSSL of $7 million incurred on revenues recognized during this period. During the three months ended June 30, 1998, the Company incurred sales and marketing costs of $7 million, including commissions to TSSL of $3 million incurred on revenues recognized during this period. The increase from 1998 was due to additions in headcount, occupancy costs, plus marketing costs, commissions paid and other promotional expenses to support the Company's rapid growth.

  Stock related expense. The Company recognized $9 million and $23 million of stock compensation expense during the three months ended June 30, 1999 and 1998, respectively, relating to options issued under its Stock Incentive Plan, plus certain stock related expense related to stock options awarded to consultants, accounted for under SFAS No. 123.

  Depreciation and amortization. For the three months ended June 30, 1999 and 1998, the Company incurred depreciation and amortization of $4 million and $0.4 million, respectively.

  Provision for doubtful accounts. For the three months ended June 30, 1999 and 1998, the Company recorded a provision for doubtful accounts of $2 million and $1 million, respectively.

  Termination of advisory services agreement. In connection with the development and construction of AC-1, the Company entered into an advisory services agreement with PCG Telecom Services LLC, an affiliate, providing for the payment by the Company of an advisory fee of 2% of the gross revenues of ACL over a 25 year term. The Company's Board of Directors also approved similar advisory fees and authorized the Company to enter into similar agreements with respect to other cable systems under development by the Company. In June 1998, the Company acquired the rights of the persons entitled to the fees payable under these agreements in consideration for the issuance to those persons of shares of the Company's common stock, which had an aggregate value of $135 million, and the cancellation of approximately $3 million owed the Company under a related advance agreement. In addition, the Company recognized approximately $2 million of advisory fees incurred prior to termination of the contract.

  Equity in loss of affiliates. In April 1998, the Company entered into a joint venture to construct an undersea cable system, PC-1. PC-1 is owned and operated by Pacific Crossing Ltd. (PCL). The Company has an economic interest in PCL represented by a 50% direct voting interest and, through one of the joint venture partners, owns a further 8% economic non-voting interest. In December 1998, a wholly-owned subsidiary of the Company entered into a joint venture to construct and operate GAL. The $3 million loss is comprised of a loss of $1 million representing the Company's 58% equity in the loss of PCL and a loss of $2 million representing the Company's 49% equity in Global Access Ltd. for the three months ended June 30, 1999.

  Interest income. The Company earned interest income of $17 million and $4 million in the three months ended June 30, 1999 and 1998, respectively. Such interest income represents earnings on cash raised from financings and on CPA deposits.

  Interest expense. During the three months ended June 30, 1999, the Company incurred $32 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $9 million, and expensed $23 million. During the three months ended June 30, 1998, the Company incurred $21 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $14 million, and expensed $7 million.

  Other expense, net. During the three months ended June 30, 1999, other expense, net was comprised primarily of a $10 million loss on a foreign currency forward contract in connection with the Global Marine acquisition and $2 million in professional fees associated with the senior notes consent solicitation, offset partially by a $4 million gain on sale of securities available for sale.

  Provision for income taxes. The income tax provision of $14 million and $9 million for the three months ended June 30, 1999 and 1998, respectively, provides for taxes on profits earned from capacity sales and OA&M revenues where subsidiaries of the Company have a presence in taxable jurisdictions.

  Extraordinary loss on retirement of senior notes. During May 1998, the Company recognized an extraordinary loss of $20 million in connection with the repurchase of Global Telesystems Holdings' outstanding senior notes, comprising of a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

  Net income (loss). During the three months ended June 30, 1999, the Company reported net income of $10 million compared to a net loss of $155 million in the three months ended June 30, 1998.

  Preferred stock dividends. Preferred stock dividends for the three months ended June 30, 1999 and 1998 were $14 million and $4 million, respectively.

  Redemption of preferred stock. The redemption of Global Telesystems Holdings' outstanding preferred stock occurred in June 1998 and resulted in a $34 million charge against equity. This amount was comprised of a $16 million redemption premium and a write-off of $18 million of unamortized discount and issuance costs. The redemption premium and write-off of unamortized discount and issuance costs are treated as a deduction to arrive at net loss applicable to common shareholders in the consolidated statements of operations.

  Net loss applicable to common shareholders. During the three months ended June 30, 1999, the Company reported a net loss applicable to common shareholders of $4 million, resulting in large part from $14 million of dividends on preferred stock. During the three months ended June 30, 1998, the Company reported a net loss applicable to common shareholders of $193 million, resulting in a large part from $140 million in costs associated with the termination of the advisory service agreement, $34 million redemption of preferred stock, $20 million extraordinary loss on retirement of senior notes and $4 million of preferred stock dividends.

Results of Operations for the Six Months Ended June 30, 1999 and June 30, 1998

  Revenues. The Company's revenues on sales of capacity relating to AC-1 increased to $356 million during the six months ended June 30, 1999 from $101 million during the six months ended June 30, 1998. During the six months ended June 30, 1999 and 1998, operation and maintenance services revenue was $12 million and none, respectively. The increase is primarily due to no sales or related costs recognized in the three months ended March 31, 1998, as the Company was in its development stage.

  Cost of capacity sold. For the six months ended June 30, 1999 and 1998, the Company recognized $150 million and $41 million, respectively, in cost of capacity sold, resulting in a gross margin on capacity sales of 59%, respectively. Non-cash cost of undersea capacity sold was $114 million and $32 million during the six months ended June 30, 1999 and 1998, respectively. Cost of capacity sold also includes the cost of terrestrial capacity sold, a cash expense, during the six months ended June 30, 1999 and 1998, of $36 million and $9 million, respectively.

  Operations, administration and maintenance (OA&M). The Company incurred OA&M costs on AC-1 of $26 million and $2 million during the six months ended June 30, 1999 and 1998, respectively. The Company has entered into an agreement with TSSL relating to operations, administration and maintenance of AC-1 which limits the Company's total OA&M expense for the system. The Company anticipates that its recurring OA&M costs will be largely recovered through charges to its customers under the terms of CPAs.

  General and administrative. General and administrative expenses totaled $45 million during the six months ended June 30, 1999 and were comprised principally of salaries, employee benefits and recruiting fees reflecting the Company's staffing for multiple systems, travel, professional fees, insurance costs and occupancy costs. During the six months ended June 30, 1998, the Company incurred general and administrative expenses of $9 million.

  Sales and marketing. During the six months ended June 30, 1999, the Company incurred sales and marketing expenses of $23 million, including commissions to TSSL of $15 million incurred on revenues recognized during this period. During the six months ended June 30, 1998, the Company incurred sales and marketing costs of $7 million, including commissions to TSSL of $3 million incurred on revenues recognized during this period. The increase from 1998 was due to additions in headcount, occupancy costs, plus marketing costs, commissions paid and other promotional expenses to support the Company's rapid growth.

  Network development. The Company incurred network development costs during the six months ended June 30, 1999 and 1998 of $10 million and $4 million, respectively. These amounts are comprised principally of salaries and professional fees.

  Stock related expense. The Company recognized $26 million and $23 million of stock compensation expense during the six months ended June 30, 1999 and 1998, respectively, relating to options issued under its Stock Incentive Plan, plus certain stock related expense related to stock options awarded to consultants, accounted for under SFAS No. 123.

  Depreciation and amortization. For the six months ended June 30, 1999 and 1998, the Company incurred depreciation and amortization of $4 million and $0.4 million, respectively.

  Provision for doubtful accounts. For the six months ended June 30, 1999 and 1998, the Company recorded a provision for doubtful accounts of $4 million and $1 million, respectively.

  Termination of advisory services agreement. In connection with the development and construction of AC-1, the Company entered into an advisory services agreement with PCG Telecom Services LLC, an affiliate, providing for the payment by the Company of an advisory fee of 2% of the gross revenues of ACL over a 25 year term. The Company's Board of Directors also approved similar advisory fees and authorized the Company to enter into similar agreements with respect to other cable systems under development by the Company. In June 1998, the Company acquired the rights of the persons entitled to the fees payable under these agreements in consideration for the issuance to those persons of shares of the Company's common stock, which had an aggregate value of $135 million, and the cancellation of approximately $3 million owed the Company under a related advance agreement. In addition, the Company recognized approximately $2 million of advisory fees incurred prior to termination of the contract.

  Equity in loss of affiliates. In April 1998, the Company entered into a joint venture to construct an undersea cable system, PC-1. PC-1 is owned and operated by PCL. The Company has an economic interest in PCL represented by a 50% direct voting interest and, through one of the joint venture partners, owns a further 8% economic non-voting interest. In December 1998, a wholly-owned subsidiary of the Company entered into a joint venture to construct and operate GAL. The $6 million loss is comprised of a loss of $2 million representing the Company's 58% equity in the loss of PCL and a loss of $4 million representing the Company's 49% equity in Global Access Ltd. for the six months ended June 30, 1999.

  Interest income. The Company earned interest income of $32 million and $4 million in the six months ended June 30, 1999 and 1998, respectively. This interest income represents earnings on cash raised from financings and on CPA deposits.

  Interest expense. During the six months ended June 30, 1999, the Company incurred $61 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $15 million, and expensed $46 million. During the six months ended June 30, 1998, the Company incurred $32 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $25 million, and expensed $7 million.

  Other expense, net. During the six months ended June 30, 1999, other expense, net was comprised primarily of a $10 million loss on a foreign currency forward contract in connection with the Global Marine acquisition and $2 million in professional fees associated with the senior notes consent solicitation, offset partially by a $4 million gain on sale of securities available for sale.

  Provision for income taxes. The income tax provision of $30 million and $9 million for the six months ended June 30, 1999 and 1998, respectively, provides for taxes on profits earned from capacity sales and OA&M revenues where subsidiaries of the Company have a presence in taxable jurisdictions.

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

  Extraordinary loss on retirement of senior notes. During May 1998, the Company recognized an extraordinary loss of $20 million in connection with the repurchase of Global Telesystems Holdings' outstanding senior notes, comprising of a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

  Net income (loss). During the six months ended June 30, 1999 the Company reported net income of $8 million compared to a net loss of $159 million in the six months ended June 30, 1998.

  Preferred stock dividends. Preferred stock dividends for the six months ended June 30, 1999 and 1998, were $27 million and $8 million, respectively.

  Redemption of preferred stock. The redemption of Global Telesystems Holdings' outstanding preferred stock occurred in June 1998 and resulted in a $34 million charge against equity. This amount was comprised of a $16 million redemption premium and a write-off of $18 million of unamortized discount and issuance costs. The redemption premium and write-off of unamortized discount and issuance costs are treated as a deduction to arrive at net loss applicable to common shareholders in the consolidated statements of operations.

  Net loss applicable to common shareholders. During the six months ended June 30, 1999, the Company reported a net loss applicable to common shareholders of $19 million, resulting in large part from $27 million of dividends on preferred stock and $15 million resulting from a cumulative effect of change in accounting principle. During the six months ended June 30, 1998, the Company reported a net loss applicable to common shareholders of $202 million, resulting in a large part from $140 million in costs associated with the termination of the advisory service agreement and $42 million of dividends on preferred stock.

Liquidity and Capital Resources

  Restricted cash and investments. At June 30, 1999, restricted cash and investments includes: $231 million for PC-1 construction, $61 million for PEC construction, $10 million for MAC construction and $110 million received pursuant to CPAs restricted under the terms of the AC-1 credit facility. In connection with the Senior Secured Credit Facility, all restrictions under refinanced debt on cash and investments have been removed.

  On July 2, 1999, Global Crossing entered into a $3 billion senior secured corporate credit facility with a group of several lenders and The Chase Manhattan Bank as administrative agent. The initial proceeds under the facility were used to refinance outstanding balances under the AC-1 and MAC project finance facilities, to refinance balances under a vendor financing arrangement with Lucent, to refinance debt used for the purchase of the Global Marine business from Cable & Wireless and for general corporate purposes. Global Crossing intends to finance the remainder of its announced systems, new projects and working capital needs mainly through the new corporate facility and other corporate financing.

  As of June 30, 1999, the approximately $750 million initial cost of AC-1 had been fully financed. The first contracted upgrade was funded through cash on hand, as will the second contracted upgrade. All remaining amounts outstanding under the AC-1 non-recourse project finance credit facility were refinanced in July 1999 through Global Crossing's new senior secured corporate credit facility.

  Global Crossing estimates the total cost of developing and deploying AC-2, PC-1, MAC, PAC, SAC, PEC and GAL to be approximately $5,095 million, excluding costs of potential future upgrades and the amounts capitalized with respect to warrants issued in exchange for the rights to construct PC-1, MAC and PAC. This total is comprised of $750 million for AC-2, $1,200 million for PC-1, $295 million for MAC, $580 million for PAC, $1,130 million for SAC, $950 million for PEC and $190 million for GAL. PC-1 will be financed by total equity investments of $400 million of which Global Crossing expects to provide approximately $231 million, with the remaining $800 million of estimated costs to be financed through non-recourse project indebtedness at the PC-1 level. Global Crossing has financed its 49% interest in GAL through cash on hand to date, and intends to finance additional system costs through limited or non-recourse debt to be raised at the GAL level. The remaining system costs for MAC and PAC will be financed either through bank indebtedness under Global Crossing's new senior secured corporate credit facility or through other corporate financing.

  The construction costs for PEC (including costs of acquiring dark fiber) are estimated to be $950 million, a portion of which was paid from the proceeds of the December 1998 issuance by Global Crossing Holdings of 10 1/2% Senior Exchangeable Preferred Stock (the "GCH Preferred Stock"). Global Crossing also raised capital required to finance this system through a combination of commercial bank borrowings, vendor financing and sales of dark fiber. Financing to complete the system is expected to be obtained from the corporate credit facility or other corporate financing.

  Global Crossing initially financed the approximately $868 million Global Marine acquisition, which was completed in July 1999, with approximately $600 million in committed bank financing and the remainder with cash on hand. This initial indebtedness was refinanced through borrowings under Global Crossing's new senior secured corporate credit facility.

  The Company has extended financing to customers in connection with certain CPAs. The financing terms provide for installment payments of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

  Cash provided by operating activities was $64 million for the six months ended June 30, 1999 and $37 million for the six months ended June 30, 1998, and principally represents cash received from deposits and payments for activated capacity pursuant to signed CPAs, plus interest income received, less sales and marketing, network development and general and administrative expenses paid.

  Cash used in investing activities was $486 million and $191 million for the six months ended June 30, 1999 and 1998, respectively and represents cash paid for construction in progress, purchases of property, plant and equipment and cash investments in affiliates.

  Cash provided by financing activities was $292 million for the six months ended June 30, 1999 and primarily represents borrowings under the Lucent facility, partially offset by repayments of borrowings under long term debt. Cash provided by financing activities was $456 million for the six months ended June 30, 1998 and primarily relates to proceeds from the issuance of senior notes and borrowings under long term debt, less the increase in the restricted cash and cash equivalents, retirement of old senior notes and redemption of preference shares.

Inflation

  Management does not believe that its business is impacted by inflation to a significantly different extent than the general economy.

Year 2000 Compliance

  The Company believes that its computer information systems are Year 2000
(Y2K) compliant. The Company has established a Y2K compliance task force. The task force has identified no potential material adverse effect on the two core components of the Company's services: (1) transmission of capacity and (2) management and maintenance of the transmission paths. The Company's anticipated worst case scenario is failure of the Network Operations Center. In the event the worst case scenario occurs management of the network can be performed at the terminal stations with the network element managers or at the equipment bays with the craft interface terminal, in each case at minimal additional cost.

  The Company is also subject to external forces that generally affect industry and commerce, such as utility, transportation or other infrastructure failures and interruptions. In addition to reviewing the Company's own systems, the Company is submitting requests to third party service providers to obtain information as to their compliance efforts. The Company has received assurances from major suppliers, TSSL and Lucent, stating Y2K compliance status of their respective systems regarding AC-1 (the Company's only active system at this time). In addition, the Company received assurance from Alcatel Submarine Networks, a supplier to MAC, that Alcatel is also Y2K compliant. In the event that any of the Company's material third party service providers do not successfully and timely achieve Y2K compliance, the Company's business or operations could be adversely affected. The Company is developing contingency plans to address any potential Y2K compliance failure due to significant third party failures, although no such failure is expected. To date, response from material third party service providers has not shown any of them to be non-compliant with Y2K readiness plans.

  The Company believes that costs of addressing Y2K compliance will not have a material adverse impact on the Company's financial condition or results of operations.

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

  As most of the Company's sales and expenditures are denominated in United States dollars, management does not believe that the Euro conversion will have a material adverse impact on its business or financial condition. The Company does not expect the cost of system modifications to be material and the Company will continue to evaluate the impact of the Euro conversion.

Information Regarding Forward-Looking Statements

  The Company has included "forward-looking statements" throughout this quarterly report filed on Form 10-Q. These statements describe the Company's attempt to predict future occurrences. The Company's use the words "believe," "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Forward-looking statements are subject to a number of risks, assumptions and uncertainties, such as:

  . the Company's ability to complete the systems within currently estimated time frames and budgets,

  .  the Company's ability to sell capacity on the systems,

  . the Company's successful transition from a system development company to an operating company, and

  . the Company's ability to compete effectively in a rapidly evolving and price competitive marketplace.

  This list is only an example of some of the risks, uncertainties and assumptions that may affect the Company's forward-looking statements. If any of these risks or uncertainties materialize (or fail to materialize), or if the underlying assumptions prove incorrect, actual results may differ materially from those projected in the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market condition.

                                                                                          Fair Value
                                                                                           June 30,
 Expected maturity dates     1999     2000      2001    2002   2003   Thereafter  Total      1999
 -----------------------   --------  -------  --------  -----  -----  ---------- -------- ----------
                                                      (in thousands)
 DEBT
 Non Current--US$
  denominated
 AC-1 Credit Facility....  $  9,137  $14,298  $127,080    --     --        --    $150,515  $150,515
  Average interest
   rates--variable.......       (1)      (1)       (1)
 MAC Credit Facility.....       --     9,192       --     --     --        --       9,192     9,192
  Average interest
   rates--variable.......                (2)
 Lucent Financing........   400,000      --        --     --     --        --     400,000   400,000
  Average interest
   rates--variable.......       (3)
 Senior notes............       --       --        --     --     --    800,000    800,000   836,000
  Average interest
   rates--fixed..........                                                  9.6%
 Mandatorily Redeemable
  Preferred Stock........       --       --        --     --     --    500,000    500,000   522,500
  Average interest
   rates--fixed..........                                                 10.5%
 Obligations under ISAs
  and capital lease
  obligations:
 US$ denominated.........    27,371   18,174     1,080  1,081  1,081    20,112     68,899    68,899
  Average interest
   rates--fixed..........      10.5%    10.5%     10.5%  10.5%  10.5%     10.5%
 Sterling, German Mark
  and Dutch Guilder
  denominated............     8,223    4,000     4,155  4,316  4,483   134,194    159,371   159,371
  Average interest
   rates--fixed..........      12.2%    12.2%     12.2%  12.2%  12.2%     12.2%
 DERIVATIVE INSTRUMENTS
 Foreign currency
  forward--Sterling
  denominated
  Contract notional
   amount................   877,058      --        --     --     --        --     877,058    (9,653)
    Fixed conversion
     rate................    1.5947

--------
(1) The interest rate is two-week LIBOR plus 2.00%, which was 7.30% as of June 30, 1999.
(2) The interest rate is one month LIBOR plus 3.00%, which was 8.00% as of June 30, 1999.
(3) The interest rate is one month LIBOR plus 0.25%, which was 5.25% as of June 30, 1999.

Foreign Currency Risk

  For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations. None of the Company's translation adjustments were material as of and for the three months ended June 30, 1999 and 1998.

  For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. As of and for the three and six months ended June 30, 1999, the Company incurred a foreign currency translation loss of $4 million and $9 million, respectively. As of and for the three and six months ended June 30, 1998, the Company incurred no foreign currency translation gain or loss.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company is not presently subject to any material legal claims or proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  During August 1998, the Company completed an IPO (File No. 333-53393; effective date August 13, 1998) for which the Company received net proceeds of approximately $391 million. Through June 30, 1999, the Company has used substantially all proceeds from the IPO for (i) equity investments of approximately $75 million for MAC, $136 million for PEC, $13 million for GAL and $119 million for PAC and (ii) $48 million for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 Exhibit
 Number   Description
 -------- -----------
 27.1     Financial Data Schedule.

  (b) Reports on Form 8-K.

  During the quarter ended June 30, 1999, Global Crossing Ltd. filed the following CurrentReports on Form 8-K:

    1. Current Report on Form 8-K dated April 25, 1999 (date of earliest event reported), filed on April 26, 1999, for the purpose of reporting, under Item 5, the execution of a definitive agreement to acquire the Global Marine business of Cable & Wireless plc.

    2. Current Report on Form 8-K dated May 16, 1999 (date of earliest event reported), filed on May 18, 1999, for the purpose of reporting, under Item 5, the execution of an agreement and plan of merger with U S WEST, Inc. (Press Release)

    3. Current Report on Form 8-K dated May 16, 1999 (date of earliest event reported), filed on May 21, 1999, for the purpose of reporting, under Item 5, the execution of an agreement and plan of merger with U S WEST, Inc. (Merger Agreement)

    4. Current Report on Form 8-K dated May 16, 1999 (date of earliest event reported), filed on May 26, 1999, for the purpose of reporting, under Item 5, the execution of an agreement and plan of merger with U S WEST, Inc. (Q&A Presentation)

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Global Crossing Ltd.,
                                        a Bermuda corporation

                                                     /s/ Dan J. Cohrs
                                        By: ___________________________________
                                                        Dan J. Cohrs
                                               Senior Vice President and Chief
                                                    Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)

August 3, 1999