Form 10-Q
period 1999-09-30
GLOBAL CROSSING LTD
filed 1999-11-15
CIK 1061322

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               For the quarterly period ended September 30, 1999

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

   The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of November 8, 1999: 794,770,468 shares, including 22,033,758 treasury shares.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                    For The Quarter Ended September 30, 1999

                                     INDEX

                                                                           Page
                                                                           ----
 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements (Unaudited):
         Condensed Consolidated Statements of Operations................     3
         Business Segment Information...................................     5
         Condensed Consolidated Balance Sheets..........................     6
         Condensed Consolidated Statements of Cash Flows................     7
         Condensed Consolidated Statements of Comprehensive Income......     9
         Notes to Condensed Consolidated Financial Statements...........    10
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    15
 Item 3. Quantitative and Qualitative Disclosures about Market Risk.....    23


 PART II. OTHER INFORMATION


 Item 1.  Legal Proceedings.............................................    24
 Item 2.  Changes in Securities and Use of Proceeds.....................    24
 Item 3.  Defaults Upon Senior Securities...............................    24
 Item 4.  Submission of Matters to A Vote of Security Holders...........    25
 Item 5.  Other Information.............................................    26
 Item 6.  Exhibits and Reports on Form 8-K..............................    26

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        For the Three and Nine Months Ended September 30, 1999 and 1998
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                          Three Months
                                              Ended         Nine Months Ended
                                        ------------------  -------------------
                                          1999      1998      1999      1998
                                        --------  --------  --------  ---------
REVENUES..............................  $255,110  $117,693  $623,573  $ 218,949
                                        --------  --------  --------  ---------
EXPENSES:
  Cost of sales.......................   129,014    49,238   279,307     90,438
  Operations, administration and
   maintenance........................    16,016     8,182    41,885     10,652
  General and administrative..........    28,839     8,087    73,344     16,936
  Sales and marketing.................    13,205     6,342    36,462     13,655
  Network development.................     5,819     2,919    15,572      7,234
  Stock related expense...............    12,535     9,660    38,609     33,058
  Depreciation and amortization.......    12,170        72    16,370        545
  Goodwill amortization...............     3,758       --      3,758        --
  Provision for doubtful accounts.....    20,528     1,199    24,211      2,211
  Termination of advisory services
   agreement..........................       --        --        --     139,669
                                        --------  --------  --------  ---------
                                         241,884    85,699   529,518    314,398
                                        --------  --------  --------  ---------
OPERATING INCOME (LOSS)...............    13,226    31,994    94,055    (95,449)
EQUITY IN INCOME (LOSS) OF
 AFFILIATES...........................        71    (1,037)   (5,471)    (1,037)
OTHER INCOME (EXPENSE):
  Interest income.....................    13,996     9,587    45,663     14,260
  Interest expense....................   (35,084)  (17,984)  (81,538)   (25,660)
  Other income, net...................   223,661       --    215,982        --
                                        --------  --------  --------  ---------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES, CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE AND
 EXTRAORDINARY ITEM...................   215,870    22,560   268,691   (107,886)
  Provision for income taxes..........   (80,016)   (7,331) (110,055)   (16,332)
                                        --------  --------  --------  ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE AND
 EXTRAORDINARY ITEM...................   135,854    15,229   158,636   (124,218)
  Cumulative effect of change in
   accounting principle, net of income
   tax benefit........................       --        --    (14,711)       --
                                        --------  --------  --------  ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM.................................   135,854    15,229   143,925   (124,218)
  Extraordinary loss on retirement of
   debt...............................   (14,865)      --    (14,865)   (19,709)
                                        --------  --------  --------  ---------
NET INCOME (LOSS).....................   120,989    15,229   129,060   (143,927)
  Preferred stock dividends...........   (14,071)      --    (41,313)    (8,306)
  Redemption of preferred stock.......       --        --        --     (34,140)
                                        --------  --------  --------  ---------
NET INCOME (LOSS) APPLICABLE TO COMMON
 SHAREHOLDERS.........................  $106,918  $ 15,229  $ 87,747  $(186,373)
                                        ========  ========  ========  =========

   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        For the Three and Nine Months Ended September 30, 1999 and 1998
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                               Three Months Ended        Nine Months Ended
                             ------------------------ ------------------------
                                1999         1998        1999         1998
                             -----------  ----------- -----------  -----------
NET INCOME (LOSS) PER
 COMMON SHARE:
  Income (loss) applicable
  to common shareholders
  before cumulative effect
  of change in accounting
  principle and
  extraordinary item
    Basic................... $      0.30  $      0.04 $      0.28  $     (0.49)
                             ===========  =========== ===========  ===========
    Diluted................. $      0.27  $      0.04 $      0.28  $     (0.49)
                             ===========  =========== ===========  ===========
  Cumulative effect of
  change in accounting
  principle
    Basic................... $       --   $       --  $     (0.04) $       --
                             ===========  =========== ===========  ===========
    Diluted................. $       --   $       --  $     (0.04) $       --
                             ===========  =========== ===========  ===========
  Extraordinary loss on
   retirement of debt
    Basic................... $     (0.04) $       --  $     (0.04) $     (0.06)
                             ===========  =========== ===========  ===========
    Diluted................. $     (0.03) $       --  $     (0.04) $     (0.06)
                             ===========  =========== ===========  ===========
  Net Income (loss)
  applicable to common
  shareholders
    Basic................... $      0.26  $      0.04 $      0.21  $     (0.55)
                             ===========  =========== ===========  ===========
    Diluted................. $      0.24  $      0.04 $      0.21  $     (0.55)
                             ===========  =========== ===========  ===========
  Shares used in computing
  income (loss) per share
    Basic................... 412,672,234  369,616,680 412,224,517  341,371,856
                             ===========  =========== ===========  ===========
    Diluted................. 447,517,642  385,090,682 423,967,291  341,371,856
                             ===========  =========== ===========  ===========


   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                          BUSINESS SEGMENT INFORMATION

   As of and For the Three and Nine Months Ended September 30, 1999 and 1998
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                               Three Months Ended       Nine Months Ended
                             -----------------------  -----------------------
                                1999         1998        1999         1998
                             -----------  ----------  -----------  ----------
CARRIER SERVICES:
  REVENUES.................. $   170,374  $  117,693  $   538,837  $  218,949
                             ===========  ==========  ===========  ==========
  OPERATING INCOME.......... $    38,293  $   50,681  $   186,368  $   98,296
                             ===========  ==========  ===========  ==========
    TOTAL ASSETS............ $ 2,390,168  $  969,901  $ 2,390,168  $  969,901
                             ===========  ==========  ===========  ==========
INSTALLATION AND
 MAINTENANCE:
  REVENUES.................. $    84,736  $      --   $    84,736  $      --
                             ===========  ==========  ===========  ==========
  OPERATING INCOME.......... $     7,287  $      --   $     7,287  $      --
                             ===========  ==========  ===========  ==========
    TOTAL ASSETS............ $ 1,245,640  $      --   $ 1,245,640  $      --
                             ===========  ==========  ===========  ==========
CORPORATE OPERATIONS AND
 OTHER:
  OPERATING LOSS............ $   (32,354) $  (18,687) $   (99,600) $ (193,745)
                             ===========  ==========  ===========  ==========
    TOTAL ASSETSa........... $11,699,918  $1,085,012  $11,699,918  $1,085,012
                             ===========  ==========  ===========  ==========
CONSOLIDATED:
  REVENUES.................. $   255,110  $  117,693  $   623,573  $  218,949
                             ===========  ==========  ===========  ==========
  OPERATING INCOME (LOSS)... $    13,226  $   31,994  $    94,055  $  (95,449)
                             ===========  ==========  ===========  ==========
    TOTAL ASSETS............ $15,335,726  $2,054,913  $15,335,726  $2,054,913
                             ===========  ==========  ===========  ==========

Footnotes
a Total assets for Corporate Operations and Other includes the assets of Frontier as of September 30, 1999.


   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                                       September   December 31,
                                                       30, 1999        1998
                                                      -----------  ------------
                                                      (Unaudited)
ASSETS:
  Current assets:
    Cash and investments............................. $   257,266   $  806,593
    Restricted cash and investments..................      61,903       77,190
    Accounts receivable, net of allowance for
     doubtful accounts of $84,211 as of September 30,
     1999 and $4,233 as of December 31, 1998.........     623,170       71,195
    Other assets and prepaid costs...................     166,597       21,637
                                                      -----------   ----------
      Total current assets...........................   1,108,936      976,615
  Restricted cash and investments....................     297,088      367,600
  Accounts receivable................................      56,520       43,315
  Capacity available for sale........................     466,274      574,849
  Property, plant and equipment, net.................   2,075,609        5,500
  Construction in progress...........................   2,072,769      428,207
  Goodwill, net......................................   8,439,758           --
  Investment in affiliates...........................     224,960      177,334
  Other assets.......................................     593,812       65,757
                                                      -----------   ----------
      Total assets................................... $15,335,726   $2,639,177
                                                      ===========   ==========
LIABILITIES:
  Current liabilities:
    Accrued construction costs....................... $   181,353   $  129,081
    Accounts payable and accrued liabilities.........     818,265       31,990
    Accrued interest and preferred dividends.........      76,657       14,428
    Deferred revenue.................................      81,733       44,197
    Income taxes payable.............................     182,156       15,604
    Current portion of long term debt................       6,128        6,393
    Current portion of obligations under inland
     services agreements
     and capital leases..............................      16,933       14,572
                                                      -----------   ----------
      Total current liabilities......................   1,363,225      256,265
  Long term debt.....................................   3,854,255    1,066,093
  Deferred revenue...................................     112,681       25,325
  Obligations under inland services agreements and
   capital leases....................................     139,588       24,520
  Deferred credits and other.........................     147,729        9,654
                                                      -----------   ----------
      Total liabilities..............................   5,617,478    1,381,857
                                                      -----------   ----------
MANDATORILY REDEEMABLE PREFERRED STOCK:
  5,000,000 shares issued and outstanding, $100
   liquidation
  preference per share (net of unamortized issuance
   costs of $14,353
   as of September 30, 1999 and $17,000 as of
   December 31, 1998)................................     485,647      483,000
                                                      -----------   ----------
SHAREHOLDERS' EQUITY:
    Common stock, 3,000,000,000 shares authorized,
     par value $.01, 789,930,720 and 432,776,246
     shares issued as of September 30, 1999 and
     December 31, 1998, respectively.................       7,899        4,328
    Treasury stock, 22,033,758 shares................    (209,415)    (209,415)
    Other shareholders' equity.......................   9,393,120    1,067,470
    Retained earnings (accumulated deficit)..........      40,997      (88,063)
                                                      -----------   ----------
                                                        9,232,601      774,320
                                                      -----------   ----------
      Total liabilities and shareholders' equity..... $15,335,726   $2,639,177
                                                      ===========   ==========

    See accompanying notes to these unaudited condensed consolidated balance sheets.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months Ended September 30, 1999 and 1998
                                 (In thousands)
                                  (Unaudited)

                                                           1999        1998
                                                        -----------  ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss).................................... $   129,060  $(143,927)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Cumulative effect of change in accounting
     principle.........................................      14,711        --
    Equity in loss of affiliates.......................       5,471      1,037
    Depreciation and amortization......................      20,128        545
    Non-cash portion of US West termination agreement..    (103,384)       --
    Termination of Advisory Services Agreement.........         --     135,000
    Stock related expenses.............................      38,611     33,058
    Extraordinary loss on retirement of debt...........      14,865     19,709
    Deferred income taxes..............................      12,353        --
    Provision for doubtful accounts....................      24,211      2,211
    Other..............................................      (6,486)       --
    Changes in operating assets and liabilities........     200,765     37,728
                                                        -----------  ---------
      Net cash provided by operating activities........     350,305     85,361
                                                        -----------  ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Cash paid for construction in progress and capacity
   available for sale..................................  (1,068,912)  (287,421)
  Acquisitions, net of cash acquired...................    (787,269)       --
  Investment in affiliates.............................     (12,741)        (6)
  Loans to affiliates..................................     (22,833)       --
  Purchases of property, plant and equipment...........     (59,424)       --
                                                        -----------  ---------
      Net cash used in investing activities............  (1,951,179)  (287,427)
                                                        -----------  ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net..........       7,368    392,599
  Proceeds from issuance of senior notes...............         --     796,231
  Proceeds from long term debt.........................   2,509,083    202,816
  Repayment of long term debt..........................  (1,485,074)       --
  Retirement of 1997 issued senior notes...............         --    (159,750)
  Redemption of 1997 issued preferred stock............         --    (134,372)
  Preferred dividends..................................     (41,313)       --
  Financing costs......................................     (82,728)   (32,232)
  Cash reimbursement to certain shareholders...........         --      (7,047)
  (Increase) decrease in restricted cash and cash
   equivalents.........................................     144,211   (366,538)
                                                        -----------  ---------
      Net cash provided by financing activities........   1,051,547    691,707
                                                        -----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...    (549,327)   489,641
CASH AND CASH EQUIVALENTS, beginning of period.........     806,593      1,453
                                                        -----------  ---------
CASH AND CASH EQUIVALENTS, end of period............... $   257,266  $ 491,094
                                                        ===========  =========

   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months Ended September 30, 1999 and 1998
                                 (In thousands)
                                  (Unaudited)

                                                           1999        1998
                                                        -----------  ---------

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
 ACTIVITIES:
  Costs incurred for construction in progress and
   capacity available for sale......................... $(1,127,731) $(398,376)
  (Increase) decrease in accrued construction costs....      52,272    (34,651)
  Increase in accrued interest.........................         --      27,020
  Amortization of deferred finance costs...............       6,547      6,607
  (Increase) decrease in obligations under capital
   leases..............................................         --        (179)
  PCG Warrants.........................................         --     112,158
                                                        -----------  ---------
  Cash paid for construction in progress and capacity
   available for sale.................................. $(1,068,912) $(287,421)
                                                        ===========  =========
  Non-cash purchases of property, plant and equipment.. $   (38,300) $     --
                                                        ===========  =========
  Investment in affiliate.............................. $       --   $(163,146)
  PCG Warrants.........................................         --     163,140
                                                        -----------  ---------
                                                        $       --   $      (6)
                                                        ===========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid and capitalized........................ $    77,988  $  28,632
                                                        ===========  =========
  Interest paid (net of capitalized interest).......... $    41,234  $      23
                                                        ===========  =========
  Cash paid for taxes.................................. $    11,369  $   4,904
                                                        ===========  =========
  Changes in operating assets and liabilities:
    Accounts receivable................................ $   (49,961) $ (64,961)
    Capacity available for sale........................     108,575   (192,635)
    Capacity available for sale and transferred from
     construction in progress..........................      60,963    238,554
    Other assets and prepaid costs.....................    (134,355)   (33,962)
    Deferred revenue...................................      53,460     45,335
    Accounts payable and accrued liabilities...........      93,567     15,919
    Income taxes payable...............................      85,578      2,110
    Obligations under inland services agreements.......     (17,062)    18,049
    Deferred credits and other.........................         --       9,319
                                                        -----------  ---------
                                                        $   200,765  $  37,728
                                                        ===========  =========
  Detail of acquisitions:
    Assets acquired.................................... $11,647,010  $     --
    Liabilities assumed................................  (3,097,457)       --
                                                        -----------  ---------
    Common stock issued................................ $ 8,549,553  $     --
                                                        ===========  =========
    Net cash paid for acquisitions..................... $   787,269  $     --
    Cash acquired in acquisitions......................     121,131        --
                                                        -----------  ---------
    Cash paid for acquisition, including transaction
     fees.............................................. $   908,400  $     --
                                                        ===========  =========

   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

        For the Three and Nine Months Ended September 30, 1999 and 1998
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                             Three Months
                                                Ended       Nine Months Ended
                                           ---------------- ------------------
                                             1999    1998     1999     1998
                                           -------- ------- -------- ---------
NET INCOME (LOSS)......................... $120,989 $15,229 $129,060 $(143,927)
FOREIGN CURRENCY TRANSLATION GAIN.........   26,996      --   17,772        --
                                           -------- ------- -------- ---------
COMPREHENSIVE INCOME (LOSS)............... $147,985 $15,229 $146,832 $(143,927)
                                           ======== ======= ======== =========




   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                  (Unaudited)

(1) Organization and Background

   Global Crossing Ltd. (together with its consolidated subsidiaries, GCL or the Company) is building and offering services over the world's first global fiber optic network, consisting of 92,700 announced route miles and serving four continents, 26 countries and more than 170 major cities. Upon completion of our currently announced systems, our network, telecommunications and Internet product offerings will be available to over 80% of the world's international communications traffic. The systems completed or under development by the Company will form a state-of-the-art interconnected worldwide high capacity fiber optic network including: Atlantic Crossing-1 (AC-
1) and Atlantic Crossing-2 (AC-2), undersea systems connecting the United States and Europe; Pacific Crossing (PC-1), an undersea system connecting the United States and Japan; East Asia Crossing (EAC), an undersea system connecting several countries in Asia; North American Crossing (NAC), formerly part of Frontier, a terrestrial system connecting several major cities in the United States; Mid Atlantic Crossing (MAC), an undersea system connecting the eastern United States and the Caribbean; Pan American Crossing (PAC), a primarily undersea system connecting the western United States, Mexico, Panama, Venezuela and the Caribbean; South American Crossing (SAC), an undersea and terrestrial system connecting the major cities of South America to MAC, PAC and the rest of the Global Crossing Network; Pan European Crossing (PEC), primarily a terrestrial system connecting 25 European cities to AC-1; and GAL, a terrestrial system connecting a number of cities in Japan to PC-1. The Company is in the process of developing several new undersea and terrestrial cable systems and evaluating other business development opportunities which will complement its Global Crossing Network.

(2) Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998, include the accounts of Global Crossing Ltd. and its subsidiaries. All material inter-company balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

(3) Acquisitions

 Global Marine Acquisition

   On July 2, 1999, the Company acquired the Global Marine business of Cable & Wireless Plc in a transaction valued at approximately $870 million, consisting of a combination of cash and assumed

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

indebtedness. Global Marine currently provides services, including maintenance under a number of long-term contracts, to cables built by more than 100 carriers and is the world's largest undersea cable installation and maintenance company with a fleet of 13 cable ships, representing approximately 33 percent of the world's total, 21 submersible vehicles and 1,200 employees servicing approximately 35 percent of the world's undersea cable miles. Global Crossing initially financed the acquisition with committed bank financing in the amount of $600 million and the remainder with cash on hand.

 Frontier Corporation Merger

   On September 28, 1999, the Company announced the consummation of the merger of GCF Acquisition Corp., a New York corporation and a wholly owned subsidiary of Global Crossing ("Merger Sub"), with and into Frontier Corporation, resulting in Frontier becoming a wholly owned subsidiary of Global Crossing.

   Under the terms of the amended merger agreement for the Frontier transaction, Frontier shareholders received 2.05 Global Crossing common shares for each outstanding common share of Frontier Corporation, for a total of approximately 355 million shares. Upon the effectiveness of the merger, the then outstanding and unexercised options exercisable for shares of Frontier Corporation common stock were converted into options exercisable for an aggregate of approximately 25 million shares of Global Crossing common stock, having the same terms and conditions as the Frontier Corporation options, except that the exercise price and the number of shares issuable upon exercise were divided and multiplied, respectively, by 2.05. The purchase price of $10.3 billion assumes a Global Crossing stock price of $22 15/16 per share, the average closing price of Global Crossing common stock from September 1, 1999 through September 3, 1999, and includes long term debt, accrued interest, and Frontier Corporation options assumed by Global Crossing. For accounting purposes, the merger with Global Crossing is deemed to have occurred as of the close of business on September 30, 1999.

 Pro Forma Results

   In connection with the Frontier merger and the Global Marine Systems acquisition (together, the Acquisitions), the Company has tentatively considered the carrying value of the acquired assets to approximate their fair value, with all of the excess of such acquisition costs being attributable to goodwill. The Company is in the process of fully evaluating the assets acquired and, as a result, the purchase price allocation among the tangible and intangible assets acquired (and their related useful lives, including goodwill) may change. The initial evaluation of goodwill anticipated a useful life of 40 years. Upon the completion of the final evaluation, expected to be completed in the fourth quarter of 1999, it is possible that the estimated useful life of goodwill could be less than 40 years.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

   The Acquisitions are being accounted for under the purchase method of accounting for business combinations. Following are the unaudited pro forma results of the Company, Frontier and Global Marine Systems assuming the acquisitions had been completed at the beginning of each of the periods presented:

                                Three Months Ended       Nine Months Ended
                              ----------------------- ------------------------
                                 1999        1998        1999         1998
                              ----------- ----------- -----------  -----------
Revenues..................... $   929,069 $   863,397 $ 2,792,625  $ 2,366,592
                              =========== =========== ===========  ===========
Income (loss) applicable to
 common shareholders......... $    30,125 $    13,527 $   (18,781) $  (192,347)
                              =========== =========== ===========  ===========
Income (loss) applicable to
 common shareholders before
 cumulative effect of change
 in accounting principles and
 extraordinary items......... $    44,990 $    13,527 $    10,795  $  (170,883)
                              =========== =========== ===========  ===========
Income (loss) per common
 share:
  Income (loss) applicable to
   common shareholders
  Basic...................... $      0.04 $      0.02 $     (0.02) $     (0.28)
                              =========== =========== ===========  ===========
  Diluted.................... $      0.04 $      0.02 $     (0.02) $     (0.28)
                              =========== =========== ===========  ===========
Income (loss) applicable to
 common shareholders before
 cumulative effect of change
 in accounting principles and
 extraordinary items
  Basic...................... $      0.06 $      0.02 $      0.01  $     (0.25)
                              =========== =========== ===========  ===========
  Diluted.................... $      0.06 $      0.02 $      0.01  $     (0.25)
                              =========== =========== ===========  ===========
Shares used in computing
 income (loss) per share
  Basic...................... 767,199,234 719,842,780 765,496,917  690,761,556
                              =========== =========== ===========  ===========
  Diluted.................... 815,677,142 743,217,482 781,656,220  690,761,556
                              =========== =========== ===========  ===========

(4) New Accounting Standards

   As a result of Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" (FIN
43), which became effective July 1, 1999, certain sales of capacity may no longer be recognized as revenue at the time the circuits are activated. We believe that our sales of subsea capacity will continue to be recognized as revenue upon activation of those circuits, because we believe that subsea capacity contracts meet the conditions for sales type lease accounting. Beginning July 1, 1999, revenues from the sale of terrestrial backhaul circuits are being amortized over the terms of the contracts. The result was a deferral of $16 million of revenue related to terrestrial backhaul circuits activated during the third quarter. Previously, these circuits would have been recognized as current revenue. This deferral in revenue recognition has no impact on cash flow. We note that accounting practice and authoritative guidance on this subject are still evolving, with resolution expected within the next several months.

   With our acquisition of Frontier completed, services are now expected to be a significant source of revenue on each of our systems. Therefore, beginning October 1, 1999, we initiated service contract accounting for our subsea systems. Under service contract accounting, the investment in both subsea and terrestrial systems will be

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

depreciated over their economic lives, and revenues related to service contracts will be recognized over the terms of the contracts. However, revenues and costs related to the sale of indefeasible rights of use for subsea circuits will continue to be recognized upon activation when appropriate. If we had adopted service contract accounting effective January 1, 1999, there would not have been a material impact on our results of operations during the year.

   In June 1999, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133" which deferred SFAS No. 133's effective date to fiscal quarters beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

(5) Net Income (Loss) Applicable to Common Shareholders

   Basic Earnings Per Share (EPS) is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding totaled 412,672,234 and 369,616,680 for the three months ended September 30, 1999 and 1998, respectively. The weighted average number of common shares outstanding totaled 412,224,517 and 341,371,856 for the nine months ended September 30, 1999 and 1998, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities were 34,845,408 and 11,742,774 for the three and nine months ended September 30, 1999, respectively. The dilutive effect of the assumed exercise of stock options and convertible securities were 15,474,002 for the three months ended September 30, 1998. The dilutive effect of the assumed exercise of stock options and convertible securities were anti-dilutive for the nine months ended September 30, 1998, respectively.

(6) Shareholders' Equity

   Stock Option Plan. During the three months ended September 30, 1999, the Company granted stock options for an aggregate of 21,094,227 shares of common stock under the Company's 1998 Stock Incentive Plan, primarily relating to Frontier and Global Marine Systems employees. On September 30, 1999, stock options covering 79,306,662 shares of common stock were outstanding. Details of the Company's 1998 Stock Incentive Plan are included in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 1998.

(7) Segment Information

   The Company is a provider of Internet and long distance telecommunications facilities and related services supplying its customers with global "point-to-point" connectivity and, through its Global Marine Systems subsidiary, providing cable maintenance and installation services. In addition to its corporate functions, the Company is engaged in two business segments worldwide and derives its revenues from customers located in the following geographic regions: the Americas, Europe and Asia Pacific. The Company also maintains long-lived assets in these regions; however, the majority of these assets are in international waters.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

(8) Concentration of Risks

   During the three months ended September 30, 1999, there were two customers that accounted for 16% and 16% of total revenues, respectively. In addition, the Company derives all of its revenues from companies in the Internet and long distance telecommunications industry and, as a result, has concentration of credit risk in this industry.

(9) Reclassifications

   Certain prior year amounts have been reclassified in the condensed consolidated financial statements for consistent presentation.

(10) Significant Events

 Asia Global Crossing

   On September 8, 1999, the Company announced the establishment, together with Softbank Corp. and Microsoft Corporation, of a new joint venture company called Asia Global Crossing that will own EAC. Upon formation of Asia Global Crossing, anticipated to be completed by the end of 1999, the Company will contribute to the venture its 58% ownership in PC-1 as well as its development rights in EAC. Softbank and Microsoft will each contribute $175 million in cash to Asia Global Crossing. In addition, Softbank and Microsoft have committed to make a total of at least $200 million in Global Crossing network capacity purchases over a three-year period, expected to be utilized primarily on PC-1 and EAC. Softbank and Microsoft have also agreed to use Asia Global Crossing's network in the region, subject to specific conditions.

(11) Subsequent Events

 Hutchison Global Crossing joint venture

   On November 15, 1999, Global Crossing entered into an agreement with Hutchison Whampoa Limited ("Hutchison") pursuant to which Global Crossing and Hutchison agreed to form a joint venture to pursue fixed-line telecommunications and Internet opportunities in Hong Kong. The joint venture, to be called Hutchison Global Crossing, will be owned in equal parts by Global Crossing and Hutchison. In exchange for its 50 percent interest, Hutchison agreed to contribute to the joint venture its existing building-to-building fixed-line telecommunications network in Hong Kong and certain Internet-related assets currently held by Hutchison Telecommunications Limited. In exchange for its 50 percent interest, Global Crossing will contribute to the joint venture international telecommunications capacity rights on the Global Crossing Network valued at $200 million, $50 million in cash, as well as know how related to Internet data centers. In addition, Global Crossing will issue to Hutchison $400 million aggregate liquidation preference of 6 3/8% cumulative preferred stock convertible into common stock of Global Crossing.

 Racal Telecom Acquisition

   On October 11, 1999, the Company entered into an agreement to acquire Racal Telecom, a group of wholly owned subsidiaries of Racal Electronics Plc, for approximately $1.65 billion in cash. Racal Telecom owns one of the most extensive fiber telecommunications networks in the UK consisting of approximately 4,650 route miles of fiber laid alongside railway lines and reaching more than 2,000 cities and towns. This network would be linked to PEC and monitored by the Company's network operations center in London, which opened September 16, 1999. The Company expects to complete this transaction by the end of 1999.

 6 3/8% Cumulative Convertible Preferred Stock

   On November 5, 1999, GCL issued 10,000,000 shares of its 6 3/8% Cumulative Convertible Preferred Stock (Preferred Stock) with a liquidation preference of $100 per share in a transaction pursuant to Rule 144A under the Securities Act of 1933, as amended. Each share of Preferred Stock may be converted, at the option of the holder, into 2.2222 shares of GCL common stock, resulting in a conversion price of $45 per share of common stock received. The Company received net proceeds of $970 million in the transaction.

 $2 Billion Senior Notes

   On November 12, 1999, Global Crossing Holdings announced that it is in the process of completing an offering of $1.1 billion in aggregate principal amount of its Senior Notes Due 2009, and $0.9 billion in aggregate principal amount of its Senior Notes Due 2006. The senior notes will be guaranteed by Global Crossing Ltd. The senior notes are expected to be issued on November 19, 1999, subject to market conditions.

                                     14--1

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

   The net proceeds from the offerings will be used by Global Crossing Holdings primarily to refinance existing indebtedness consisting of term loans and revolving loans under its corporate credit facility. The senior notes have not been registered under the Securities Act of 1933, as amended, and will be offered and sold pursuant to applicable exemptions from the registration requirements under that Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 1999 and September 30, 1998

   Revenues. During the three months ended September 30, 1999, revenues increased $137 million (117%) to $255 million from $118 million during the three months ended September 30, 1998. The increase is due to carrier services revenue increasing $53 million to $170 million during the three months ended September 30, 1999 from $118 million during the three months ended September 30, 1998. Installation and maintenance revenue provided by Global Marine Systems during the three months ended September 30, 1999 of $85 million, compared to unaudited pro forma revenues during the three months ended September 30, 1998 of $87 million.

   Cost of sales. For the three months ended September 30, 1999 and 1998, the Company recognized $129 million and $49 million, respectively, in cost of sales. The increase in cost of sales is primarily due to installation and maintenance cost of sales relating to Global Marine Systems of $58 million during the three months ended September 30, 1999. During the three months ended September 30, 1999 and 1998, carrier services cost of capacity sold was $71 million and $49 million, respectively.

   Non-cash cost of undersea capacity sold was $66 million and $42 million during the three months ended September 30, 1999 and 1998, respectively. During the three months ended September 30, 1999, the Company calculated costs of undersea capacity sold for AC-1 based on the ratio of the period's actual revenue to total expected future revenues given a minimum projected sales capacity of 1024 circuits (512 circuits in 1998) times the construction cost of the system. This calculation of cost of sales matches costs with the relative value of each sale.

   Since the AC-1 system became operational, the Company has offered its capacity pursuant to sales agreements that qualify for sales type lease accounting. Under this method, revenues and cost of capacity sold are recognized in the period the rights and obligations of ownership transfer to the purchaser and the cost of the AC-1 system has been recorded as Capacity Available for Sale. (See note 4 to condensed consolidated financial statements.)

   Operations, administration and maintenance (OA&M). The Company incurred OA&M costs of $16 million and $8 million during the three months ended September 30, 1999 and 1998, respectively. On September 16, 1999, the Company opened its network operations center in London. The Company has entered into agreements relating to operations, administration and maintenance which limits the Company's total OA&M expense for each of its systems.

   General and administrative. General and administrative expenses totaled $29 million and $8 million during the three months ended September 30, 1999 and 1998, respectively, and was comprised principally of salaries, employee benefits and recruiting fees reflecting the Company's staffing for multiple systems, travel, professional fees, insurance costs and occupancy costs.

   Sales and marketing. During the three months ended September 30, 1999, the Company incurred sales and marketing expenses of $13 million, including commissions to TSSL of $7 million incurred on revenues recognized during this period. During the three months ended September 30, 1998, the Company incurred sales

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

and marketing costs of $6 million, including commissions to TSSL of $3 million incurred on revenues recognized during this period. The increase from 1998 was due to additions in headcount, occupancy costs, plus marketing costs, commissions paid and other promotional expenses to support the Company's rapid growth.

   Network development. The Company incurred network development costs during the three months ended September 30, 1999 and 1998 of $6 million and $3 million, respectively. These amounts are comprised principally of salaries and professional fees.

   Stock related expense. The Company recognized $13 million and $10 million of stock compensation expense during the three months ended September 30, 1999 and 1998, respectively, relating to options issued under its Stock Incentive Plan, plus certain stock related expense related to stock options and rights to purchase stock awarded to consultants, accounted for under SFAS No. 123.

   Depreciation and amortization. For the three months ended September 30, 1999 and 1998, the Company incurred depreciation and amortization of $12 million and $0.1 million, respectively.

   Goodwill amortization. For the three months ended September 30, 1999, the Company incurred goodwill amortization in connection with the acquisition of Global Marine Systems of $4 million. Preliminary Goodwill associated with the Global Marine Systems acquisition is currently being amortized over a 40-year life.

   Provision for doubtful accounts. For the three months ended September 30, 1999 and 1998, the Company recorded a provision for doubtful accounts of $21 million and $1 million, respectively. The increase is due to additional reserves required during the third quarter.

   Equity in income (loss) of affiliates. For the three months ended September 30, 1999 and 1998, the Company recorded equity in income of affiliates of $0.1 million and a loss of $1 million, respectively. The increase is primarily due to additional affiliate income from Global Marine Systems' affiliates, offset by equity losses in the PC-1 and GAL joint ventures.

   Interest income. The Company earned interest income of $14 million and $10 million in the three months ended September 30, 1999 and 1998, respectively. Such interest income represents earnings on cash raised from financings and on CPA deposits.

   Interest expense. During the three months ended September 30, 1999, the Company incurred $55 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $20 million, and expensed $35 million. During the three months ended September 30, 1998, the Company incurred $31 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $13 million, and expensed $18 million.

   Other income, net. During the three months ended September 30, 1999, other income, net was comprised primarily of a $210 million termination fee paid by US West, Inc. in connection with the termination of its merger agreement with the Company, net of related expenses.

   Provision for income taxes. The income tax provision of $80 million and $7 million for the three months ended September 30, 1999 and 1998, respectively, provides for taxes on profits earned from capacity sales, installation and maintenance and OA&M revenues where subsidiaries of the Company have a presence in taxable jurisdictions.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

   Extraordinary loss on retirement of debt. In July 1999, the Company recognized an extraordinary loss resulting from the payoff of existing debt in connection with the issuance of its $3 billion Senior Secured Credit Facility, comprising of a write-off of $15 million of unamortized deferred financing costs.

   Net income. During the three months ended September 30, 1999, the Company reported a net income of $121 million compared to a net income of $15 million in the three months ended September 30, 1998.

   Preferred stock dividends. Preferred stock dividends for the three months ended September 30, 1999 and 1998 were $14 million and none, respectively.

   Net income (loss) applicable to common shareholders. During the three months ended September 30, 1999, the Company reported net income applicable to common shareholders of $107 million, resulting primarily from $223 million of other income, net. During the three months ended September 30, 1998, the Company reported net income applicable to common shareholders of $15 million.

Results of Operations for the Nine Months Ended September 30, 1999 and September 30, 1998

   Revenues. During the nine months ended September 30, 1999, revenues increased $405 million (185%) to $624 million from $219 million during the three months ended September 30, 1998. The increase is due to carrier services revenue increasing $320 million to $539 million during the nine months ended September 30, 1999 from $219 million during the nine months ended September 30, 1998 and installation and maintenance revenue provided by Global Marine Systems of $85 million during the nine months ended September 30, 1999.

   Cost of sales. For the nine months ended September 30, 1999 and 1998, the Company recognized $279 million and $90 million, respectively, in cost of sales. The increase in cost of sales is primarily due to installation and maintenance cost of sales relating to Global Marine Systems of $58 million during the nine months ended September 30, 1999. During the nine months ended September 30, 1999 and 1998, carrier services cost of capacity sold was $221 million and $90 million, respectively. Non-cash cost of undersea capacity sold was $181 million and $74 million during the nine months ended September 30, 1999 and 1998, respectively.

   Operations, administration and maintenance (OA&M). The Company incurred OA&M costs of $42 million and $11 million during the nine months ended September 30, 1999 and 1998, respectively. On September 16, 1999, the Company opened its network operations center in London. The Company has entered into agreements relating to operations, administration and maintenance which limits the Company's total OA&M expense for each of its systems.

   General and administrative. General and administrative expenses totaled $73 million during the nine months ended September 30, 1999 and were comprised principally of salaries, employee benefits and recruiting fees reflecting the Company's staffing for multiple systems, travel, professional fees, insurance costs and occupancy costs. During the nine months ended September 30, 1998, the Company incurred general and administrative costs of $17 million.

   Sales and marketing. During the nine months ended September 30, 1999, the Company incurred sales and marketing expenses of $36 million, including commissions to TSSL of $24 million incurred on revenues recognized during this period. During the nine months ended September 30, 1998, the Company incurred sales

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

and marketing costs of $14 million, including commissions to TSSL of $8 million incurred on revenues recognized during this period. The increase from 1998 was due to additions in headcount, occupancy costs, plus marketing costs, commissions paid and other promotional expenses to support the Company's rapid growth.

   Network development. The Company incurred network development costs during the nine months ended September 30, 1999 and 1998 of $16 million and $7 million, respectively. These amounts are comprised principally of salaries and professional fees.

   Stock related expense. The Company recognized $39 million and $33 million of stock compensation expense during the nine months ended September 30, 1999 and 1998, respectively, relating to options issued under its Stock Incentive Plan, plus certain stock related expense related to stock options and rights to purchase stock awarded to consultants and a key executive, accounted for under SFAS No. 123.

   Depreciation and amortization. For the nine months ended September 30, 1999 and 1998, the Company incurred depreciation and amortization of $16 million and $0.5 million, respectively.

   Goodwill amortization. For the nine months ended September 30, 1999, the Company incurred goodwill amortization in connection with the acquisition of Global Marine Systems of $4 million. Preliminary Goodwill associated with the Global Marine Systems acquisition is currently being amortized over a 40-year life.

   Provision for doubtful accounts. For the nine months ended September 30, 1999 and 1998, the Company recorded a provision for doubtful accounts of $24 million and $2 million, respectively. The increase is due to additional reserves required during the third quarter.

   Termination of advisory services agreement. n connection with the development and construction of AC-1, the Company entered into an advisory services agreement with PCG Telecom Services LLC, an affiliate, providing for the payment by the Company of an advisory fee of 2% of the gross revenues of ACL over a 25 year term. The Company's Board of Directors also approved similar advisory fees and authorized the Company to enter into similar agreements with respect to other cable systems under development by the Company. In June 1998, the Company acquired the rights of the persons entitled to the fees payable under these agreements in consideration for the issuance to those persons of shares of the Company's common stock, which had an aggregate value of $135 million, and the cancellation of approximately $3 million owed the Company under a related advance agreement. In addition, the Company recognized approximately $2 million of advisory fees incurred prior to termination of the contract.

   Equity in loss of affiliates. For the nine months ended September 30, 1999 and 1998, the Company recorded equity in loss of affiliates of $5 million and a loss of $1 million, respectively. The increase is primarily due to equity losses in the PC-1 and GAL joint ventures, partially offset by affiliate income from Global Marine Systems' affiliates.

   Interest income. The Company earned interest income of $46 million and $14 million in the nine months ended September 30, 1999 and 1998, respectively. This interest income represents earnings on cash raised from financings and on CPA deposits.

   Interest expense. During the nine months ended September 30, 1999, the Company incurred $117 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $35 million, and expensed $82 million.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

During the nine months ended September 30, 1998, the Company incurred $63 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $37 million, and expensed $26 million.

   Other income, net. During the nine months ended September 30, 1999, other income, net was comprised primarily of a $210 million termination fee paid by US West, Inc. in connection with the termination of its merger agreement with the Company, net of related expenses and a $4 million gain on sale of securities available for sale, partially offset by a $10 million loss on a foreign currency forward contract in connection with the Global Marine acquisition and $2 million in professional fees associated with a consent solicitation to amend the terms of Global Crossing Holdings' outstanding Senior Notes.

   Provision for income taxes. The income tax provision of $110 million and $16 million for the nine months ended September 30, 1999 and 1998, respectively, provides for taxes on profits earned from capacity sales, installation and maintenance and OA&M revenues where subsidiaries of the Company have a presence in taxable jurisdictions.

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

   Extraordinary loss on retirement of debt. In July 1999, the Company recognized an extraordinary loss resulting from the payoff of existing debt in connection with the commencement of its $3 billion Senior Secured Credit Facility, comprising of a write-off of $15 million of unamortized deferred financing costs. During May 1998, the Company recognized an extraordinary loss of $20 million in connection with the repurchase of Global Telesystems Holdings's outstanding senior notes, comprising of a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

   Net income (loss). During the nine months ended September 30, 1999 the Company reported a net income of $129 million compared to a net loss of $144 million in the nine months ended September 30, 1998.

   Preferred stock dividends. Preferred stock dividends for the nine months ended September 30, 1999 and 1998, were $41 million and $8 million, respectively.

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

   Net loss applicable to common shareholders. During the nine months ended September 30, 1999, the Company reported net income applicable to common shareholders of $88 million, resulting primarily from $216 million of other income, net, partially offset by $41 million of dividends on preferred stock and $15 million resulting from a cumulative effect of change in accounting principle. During the nine months ended

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

September 30, 1998, the Company reported net loss applicable to common shareholders of $186 million, resulting in a large part from $140 million in costs associated with the termination of the advisory service agreement and $34 million of redemption of Global Telesystems Holdings' outstanding preferred stock.

Liquidity and Capital Resources

   On July 2, 1999, Global Crossing entered into a $3 billion senior secured corporate credit facility with a group of several lenders and The Chase Manhattan Bank as administrative agent. The initial proceeds under the facility were used to refinance outstanding balances under the AC-1 and MAC project finance facilities, to refinance balances under a vendor financing arrangement with Lucent, to refinance debt used for the purchase of the Global Marine business from Cable & Wireless and for general corporate purposes. As of September 30, 1999, the Company had a remaining unused balance of $1.3 billion under the senior secured corporate credit facility.

   Global Crossing anticipates the Racal acquisition costs to be approximately $1.65 billion. The acquisition cost is expected to be financed with a $675 million secured bank facility at Racal (non-recourse to the Company), with the remaining amount to be financed with proceeds from the recently issued issuance of its Preferred Stock or through other corporate financing.

   Global Crossing initially financed the approximately $870 million Global Marine acquisition, which was completed in July 1999, with approximately $600 million in committed bank financing and the remainder with cash on hand. This initial indebtedness was refinanced through borrowings under Global Crossing's senior secured corporate credit facility.

   Global Crossing estimates the total cost of developing and deploying AC-2, PC-1, MAC, PAC, SAC, PEC and GAL to be approximately $5,095 million, excluding costs of potential future upgrades and the amounts capitalized with respect to warrants issued in exchange for the rights to construct PC-1, MAC and PAC. This total is comprised of $750 million for AC-2, $1,200 million for PC-1, $295 million for MAC, $580 million for PAC, $1,130 million for SAC, $950 million for PEC and $190 million for GAL. PC-1 will be financed by total equity investments of $400 million of which Global Crossing expects to provide approximately $231 million, with the remaining $800 million of estimated costs to be financed through non-recourse project indebtedness at the PC-1 level. Global Crossing has financed its 49% interest in GAL through cash on hand to date, and intends to finance additional system costs through limited or non-recourse debt to be raised at the GAL level. The remaining system costs for MAC and PAC will be financed either through bank indebtedness under Global Crossing's senior secured corporate credit facility or through other corporate financing.

   The construction costs for PEC (including costs of acquiring dark fiber) are estimated to be $950 million, a portion of which was paid from the proceeds of the December 1998 issuance by Global Crossing Holdings of 10 1/2% Senior Exchangeable Preferred Stock (the "GCH Preferred Stock"). Global Crossing also raised capital required to finance this system through a combination of commercial bank borrowings, vendor financing and sales of dark fiber. Financing to complete the system is expected to be obtained from the corporate credit facility, Preferred Stock or other corporate financing.

   The Company has extended financing to customers in connection with certain CPAs. The financing terms provide for installment payments of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

   Cash provided by operating activities was $350 million for the nine months ended September 30, 1999 and $85 million for the nine months ended September 30, 1998, and principally represents cash received from deposits and payments for activated capacity pursuant to signed CPAs, plus interest income received, less sales and marketing, network development and general and administrative expenses paid.

   Cash used in investing activities was $1,951 million and $287 million for the nine months ended September 30, 1999 and 1998, respectively and represents cash paid for construction in progress, purchases of property, plant and equipment and cash investments in affiliates.

   Cash provided by financing activities was $1,052 million for the nine months ended September 30, 1999 and primarily represents borrowings under the senior secured corporate facility, partially offset by repayments of borrowings under long term debt. Cash provided by financing activities was $692 million for the nine months ended September 30, 1998 and primarily relates to proceeds from the issuance of senior notes and borrowings under long term debt, less the increase in the restricted cash and cash equivalents, retirement of old senior notes and redemption of preference shares.

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

   The Company is also subject to external forces that generally affect industry and commerce, such as utility, transportation or other infrastructure failures and interruptions. In addition to reviewing the Company's own systems, the Company is submitting requests to third party service providers to obtain information as to their compliance efforts. The Company has received assurances from major suppliers, TSSL and Lucent, stating Y2K compliance status of their respective systems regarding AC-1 (the Company's only active system at this time). In addition, the Company received assurance from Alcatel Submarine Networks, a supplier to MAC and SAC, that Alcatel is also Y2K compliant. In the event that any of the Company's material third party service providers do not successfully and timely achieve Y2K compliance, the Company's business or operations could be adversely affected. The Company is developing contingency plans to address any potential Y2K compliance failure due to significant third party failures, although no such failure is expected. To date, response from material third party service providers has not shown any of them to be non-compliant with Y2K readiness plans.

   The Company believes that costs of addressing Y2K compliance will not have a material adverse impact on the Company's financial condition or results of operations.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

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

   As most of the Company's sales and expenditures are denominated in United States dollars, management does not believe that the Euro conversion will have a material adverse impact on the business or financial condition. The Company does not expect the cost of system modifications to be material and the Company will continue to evaluate the impact of the Euro conversion.

Information Regarding Forward-Looking Statements

   The Company has included "forward-looking statements" throughout this quarterly report filed on Form 10-Q. These forward-looking statements describe management's intentions, beliefs, expectations or predictions for the future. The Company uses the words "believe," "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include:

  . the Company's ability to complete systems within currently estimated time frames and budgets,

  . the Company's ability to compete effectively in a rapidly evolving and price competitive marketplace,

  . changes in the nature of telecommunications regulation in the United
    States and other countries,

  . changes in the Company's business strategy,

  . the successful integration of newly-acquired businesses, and

  . the impact of technological change.

This list is only an example of some of the risks, uncertainties and assumptions that may affect the Company's forward-looking statements. The Company undertakes no obligation to update any forward-looking statements made by it.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

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

                                                                                               Fair Value
                            1999     2000    2001    2002     2003    Thereafter    Total    Sept. 30, 1999
 Expected maturity dates   -------  ------  ------  -------  -------  ----------  ---------- --------------
                                                         (in thousands)
 Debt
 US$ denominated
  Variable Rate..........  $    --  $   --  $   --  $37,000  $79,000  $1,967,598  $2,083,598   $2,083,598
    Average interest
     rates...............                               7.8%     7.8%        7.8%
  Fixed Rate.............      813  90,577  74,658   43,205   83,991   2,014,099   2,307,343    2,299,093
    Average interest
     rates...............      8.8%    8.8%    8.8%     8.8%     8.8%        8.8%
 Obligations Under ISAs
  and Capital Leases:
 US$ denominated.........    7,796   5,784   1,703    1,231    1,187      21,850      39,551       39,551
  Average interest
   rates--fixed..........     10.0%   10.0%   10.0%    10.0%    10.0%       10.0%
 Sterling, German Mark
  and Dutch Guilder
  denominated............   31,367  12,718  12,316   12,706    8,914     271,796     349,817      349,817
  Average interest
   rates--fixed..........     12.2%   12.2%   12.2%    12.2%    12.2%       12.2%
 Derivative Instruments
 US$ denominated
  Interest rate swap--
   fixed
    Contract notional
     amount..............  800,000     --      --       --       --          --      800,000       (4,160)
      Fixed conversion
       rate..............      6.4%

Foreign Currency Risk

   For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations. None of the Company's translation adjustments were material as of and for the three months ended September 30, 1999 and 1998.

   For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. As of and for the three and nine months ended September 30, 1999, the Company incurred a foreign currency translation gain of $27 million and $18 million, respectively. As of and for the three and nine months ended September 30, 1998, the Company incurred no foreign currency translation gain or loss.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

Part II. Other Information

Item 1. Legal Proceedings

   On June 25, 1999, Frontier Corporation, a wholly-owned subsidiary of Global Crossing Ltd., was served with a summons and complaint in a lawsuit commenced in the New York State Supreme Court, Monroe County by a Frontier shareholder alleging that Frontier and its Board of Directors had breached their fiduciary duties to shareholders by endorsing a definitive merger agreement with the Company without having adequately considered an alternative merger proposal made by Qwest Communications International, Inc. The lawsuit has been framed as a purported class action brought on behalf of all shareholders of Frontier and seeks unstated compensatory damages and injunctive relief compelling Frontier's board to evaluate Frontier's suitability as a merger partner, to enhance Frontier's value as a merger candidate, to engage in discussions with Qwest about possible business combinations, to act independently to protect the interests of Frontier shareholders, and to ensure that no conflicts of interest exist which would prevent maximizing value to shareholders. In July 1999, three additional lawsuits were also commenced against Frontier in the New York State Supreme Court on behalf of a number of individual shareholders seeking essentially identical relief. All four lawsuits are being consolidated into a single proceeding pending in Rochester New York. The Company believes the asserted claims are without merit and is defending itself vigorously.

   On July 12, 1999, Frontier was served with a summons and complaint in a lawsuit commenced in New York State Supreme Court, New York County by a Frontier shareholder alleging that Frontier and its board breached their fiduciary duties by failing to obtain the highest possible acquisition price for Frontier in the definitive merger agreement with the Company. The action has been framed as a purported class action and seeks compensatory damages and injunctive relief. The claims against Frontier are asserted in the same action as similar but separate claims against US West, Inc. The Company will seek to sever the claims against it from the action involving US West and to consolidate those claims with the action pending in Rochester. The Company believes the asserted claims are without merit and is defending itself vigorously.

Item 2. Changes in Securities and Use of Proceeds

   During August 1998, the Company completed an initial public offering of its common stock (File No. 333-53393; effective date August 13, 1998) for which the Company received net proceeds of approximately $391 million. Through September 30, 1999, the Company has used substantially all of these proceeds for (i) equity investments of approximately $75 million for MAC, $136 million for PEC, $13 million for GAL and $119 million for PAC and (ii) $48 million for general corporate purposes.

Item 3. Defaults Upon Senior Securities

   Not applicable.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

Item 4. Submission of Matters to a Vote of Security Holders

   The Annual General Meeting of Shareholders of the Company was held on September 22, 1999 and was reconvened on October 14, 1999. All of the Director nominees were elected at the Annual General Meeting pursuant to Proposal No. 5. The names of the nominees and the results of the voting were as follows:

                                                                         Shares
   Nominee                                                  Shares For  Withheld
   -------                                                  ----------- --------
   Gary Winnick............................................ 393,270,921 268,966
   Lodwrick M. Cook........................................ 392,971,289 568,599
   Thomas J. Casey......................................... 393,271,735 268,153
   Jack M. Scanlon......................................... 393,273,629 266,259
   Robert Annunziata....................................... 393,278,278 261,610
   David L. Lee............................................ 393,271,585 268,303
   Barry Porter............................................ 393,271,203 268,685
   Abbott L. Brown......................................... 393,280,588 259,300
   Jay R. Bloom............................................ 393,264,919 274,968
   William E. Conway....................................... 393,275,554 264,334
   Dean C. Kehler.......................................... 393,272,639 267,248
   Geoffrey J.W. Kent...................................... 393,272,576 267,312
   Bruce Raben............................................. 393,005,246 534,641
   Michael R. Steed........................................ 392,985,777 554,111
   Hillel Weinberger....................................... 393,259,472 280,416
   Joseph P. Clayton....................................... 393,274,556 265,332
   Eric Hippeau............................................ 393,271,977 267,910
   Douglas H. McCorkindale................................. 393,271,790 268,098
   James F. McDonald....................................... 393,275,084 264,804

   Each of the other Proposals submitted for Shareholder approval at the Annual General Meeting was approved. The results of the voting were as follows:

                                                 Shares                 Broker
 Proposal Number and Description   Shares For   Against   Abstentions Non-Votes
 -------------------------------   ----------- ---------- ----------- ----------
 1.   Increase authorized share
      capital to $30,200,000...    368,019,479  7,118,758    147,104  18,254,545
 2.   Issue shares of common
      stock in the merger with
      Frontier Corp............    374,876,104    297,942    112,468  18,253,373
 3.   Amend and restate bye-
      laws (other than 34(2),
      63, 130 and 148).........    325,522,650 46,540,295  3,222,396  18,254,545
 4.   Amend and restate bye-
      laws 34(2), 63, 130 and
      148......................    327,028,258 45,967,690  3,276,269  17,267,670
 6.   Increase the number of
      authorized shares under
      the 1998 Global Crossing
      Ltd. Stock Incentive Plan
      to 90,000,000............    320,246,265 53,900,870  1,138,206  18,254,545
 7.  Ratify the compensation
     plan for outside
     directors.................    366,500,901  7,769,022  1,015,418  18,254,545
 8.   Ratify appointment of
      Arthur Andersen & Co. as
      independent auditors for
      1999 and approve the
      authority of the Board of
      Directors to determine
      their remuneration.......    393,138,047    244,858    156,982          --

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

Item 5. Other Information

   Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 2.1  Sale Agreement, made on October 10, 1999, between Controls and
      Communications Limited, The Racal Corporation, Racal Electronics Plc and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on October 21, 1999 (the
      "October 21, 1999 8-K")).


 3.1  Memorandum of Increase of Share Capital of the Registrant dated
      September 27, 1999 (filed herewith).


 3.2 Bye-laws of the Registrant as in effect on October 14, 1999 (filed herewith).


 3.3  Certificate of Designations of 6 -3/8% Cumulative Convertible Preferred
      Stock of the Registrant dated November 5, 1999 (filed herewith).


 10.1 Lease made as of October 1, 1999 between North Crescent Realty V, LLC and
      Global Crossing Development Company (filed herewith).


 10.2 Form of Non-Qualified Stock Option Agreement as in effect on September
      30, 1999 (filed herewith).


 10.3 Frontier Corporation Supplemental Retirement Savings Plan as amended and restated effective January 1, 1996 (incorporated by reference to Exhibit
      10.13 to Frontier Corporation's Annual Report on Form 10-K filed March
      28, 1997).


 10.4 Amendment No. 1, effective March 16, 1999, to Frontier Corporation
      Supplemental Retirement Savings Plan (incorporated by reference to
      Exhibit 10.2 to Frontier Corporation's Quarterly Report on Form 10-Q filed August 3, 1999).


 10.5 Amendment No. 2, dated September 21, 1999, to Frontier Corporation
      Supplemental Retirement Savings Plan (filed herewith).


 10.6 Executive Contract dated March 25, 1996 between Robert L. Barrett and
      Frontier Corporation (incorporated by reference to Exhibit 10.25 to
      Frontier Corporation's Quarterly Report on Form 10-Q filed May 14, 1996).


 10.7 Amendment dated May 1, 1999 to Executive Contract between Robert L.
      Barrett and Frontier Corporation (filed herewith).


 10.8 Executive Contract dated January 1, 1998 between Joseph P. Clayton and
      Frontier Corporation (incorporated by reference to Exhibit 10.22 to
      Frontier Corporation's Annual Report on Form 10-K filed March 26, 1998).


 10.9 Amendment dated May 1, 1999 to Executive Contract between Joseph P.
      Clayton and Frontier Corporation (filed herewith).


 27.1 Financial Data Schedule (filed herewith).

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                               September 30, 1999
                                  (Unaudited)

(b) Reports on Form 8-K.

   During the quarter ended September 30, 1999, Global Crossing Ltd. filed the following Current Reports on Form 8-K:

     1. Current Report on Form 8-K dated July 2, 1999 (date of earliest event reported), filed on July 16, 1999, for the purpose of reporting, under Item 2, the acquisition of the Global Marine business of Cable & Wireless plc.

     2. Current Report on Form 8-K dated July 18, 1999 (date of earliest event reported), filed on July 20, 1999, for the purpose of reporting, under Item 5, the execution of the termination agreement with U S WEST, Inc.

     3. Current Report on Form 8-K dated September 2, 1999 (date of earliest event reported), filed on September 3, 1999, for the purpose of reporting, under Item 5, the execution of Amendment No. 2 to the Agreement and Plan of Merger with Frontier Corporation.

     4. Current Report on Form 8-K dated September 8, 1999 (date of earliest event reported), filed on September 10, 1999, for the purpose of reporting, under Item 5, the execution of an agreement to establish a new joint venture called Asia Global Crossing with Softbank Corp. and Microsoft Corporation.

     5. Current Report on Form 8-K dated September 28, 1999 (date of earliest event reported), filed on September 30, 1999, for the purpose of reporting, under Item 2, the consummation of the merger of a wholly-owned subsidiary of Global Crossing Ltd. with Frontier Corporation.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Global Crossing Ltd.,
                                          a Bermuda corporation

                                          By:       /s/ Dan J. Cohrs
                                            -----------------------------------
                                                       Dan J. Cohrs
                                              Senior Vice President and Chief
                                                     Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                                          November 15, 1999