Form 10-K
period 1999-12-31
GLOBAL CROSSING LTD
filed 2000-03-17
CIK 1061322

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                  For the fiscal year ended December 31, 1999

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

          Title of Each Class                Names of Each Exchange on Which
Common Stock, par value $.01 per share                 Registered
                                                 Nasdaq National Market

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 3, 2000, based on the closing price of the common stock reported on the Nasdaq National Market on such date of $56 7/16 per share, was $32,719,415,619.

  The number of shares of the Registrant's common stock, par value $0.01 per share, outstanding as of March 3, 2000, was 801,748,228, including 22,033,758 treasury shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                      For The Year Ended December 31, 1999

                                     INDEX

                                                                           Page
                                                                           ----
 Part I.
 Item 1.   Business......................................................    1
 Item 2.   Properties....................................................   23
 Item 3.   Legal Proceedings.............................................   23
 Item 4.   Submission of Matters to a Vote of Security Holders...........   24
 Part II.
 Item 5.   Market for the Registrant's Common Stock and Related             25
           Shareholder Matters...........................................
 Item 6.   Selected Financial Data.......................................   26
 Item 7.   Management's Discussion and Analysis of Financial Condition      29
           and Results of Operations.....................................
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk....   41
 Item 8.   Financial Statements and Supplementary Data...................   42
 Item 9.   Changes in and Disagreements With Accountants on Accounting      42
           and Financial Disclosure......................................
 Part III.
 Item 10.  Directors and Executive Officers of the Registrant............   43
 Item 11.  Executive Compensation........................................   47
 Item 12.  Security Ownership of Certain Beneficial Owners and              55
           Management....................................................
 Item 13.  Certain Relationships and Related Transactions................   56
 Part IV.
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form     60
           10-K..........................................................
 Consolidated Financial Statements........................................ F-1
 Signatures............................................................... S-1

                                    PART I

  In this Annual Report on Form 10-K, "GCL" refers to Global Crossing Ltd. and the "Company," "Global Crossing," "we," "our" and "us" refer to GCL and its consolidated subsidiaries (unless the context otherwise requires).

  Throughout this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars.

ITEM 1. BUSINESS

Introduction

  We are building and offering services over the world's first integrated global fiber optic network, consisting of 101,000 announced route miles and serving five continents, 27 countries and more than 200 major cities. Upon completion of our currently announced systems, our network and its telecommunications and Internet product offerings will be available in markets constituting over 80% of the world's international communications traffic.

  We are included in both the S&P 500 index and the Nasdaq 100 index. Our operations are headquartered in Hamilton, Bermuda, with executive offices in Los Angeles, California; Morristown, New Jersey; and Rochester, New York.

  We are incorporated in Bermuda, and the address of our principal executive offices is Wessex House, 45 Reid Street, Hamilton HM12, Bermuda. Our telephone number is 441-296-8600. You may visit us at our website located at www.globalcrossing.com.

Business Strategy

  Global Crossing's strategy is to be the premier provider of global Internet Protocol ("IP") and data services for both wholesale and retail customers. We are building a state-of-the-art fiber optic network that we believe to be of unprecedented global scope and scale to serve as the backbone for this strategy. We believe that our network will enable us to be the low cost service provider in most of our addressable markets.

  Global Crossing offers a variety of voice, data and Internet services throughout most of North America and Europe. During 2000, we intend to aggressively roll out similar services in Asia, Mexico, Central America and South America.

  In Asia, these services will be offered through our Asia Global Crossing joint venture with Softbank Corp. and Microsoft Corporation. Asia Global Crossing aims to become the first truly pan-Asian carrier to offer worldwide bandwidth and data communications. As such, we believe that Asia Global Crossing will be uniquely positioned to take advantage of the anticipated explosive growth and increasingly favorable regulatory environment in the Asian telecommunications markets.

  In each of our businesses, we intend to expand significantly our current product offerings, with an increasing focus on value-added services. In particular, our GlobalCenter subsidiary will expand its product set to become a single-source e-commerce service solution that will provide web-centric businesses with the high availability, flexibility and scalability necessary to compete in the rapidly expanding digital economy.

Business Combinations

  The Asia Global Crossing joint venture was established on November 24, 1999. We contributed to the joint venture our development rights in East Asia Crossing, an approximately 11,000 mile undersea network that will link several countries in eastern Asia, and our 58% interest in Pacific Crossing, an undersea system connecting the United States and Japan. Softbank Corp. and Microsoft Corporation each contributed $175 million in cash to Asia Global Crossing. In addition, Softbank and Microsoft committed to make a total of at least $200 million in capacity purchases on our network over a three-year period, expected to be utilized primarily on PC-1 and EAC. Softbank and Microsoft have also agreed to use Asia Global Crossing's network in the region, subject to specified conditions.

  Also on November 24, 1999, we completed our acquisition of Racal Telecom, a group of wholly owned subsidiaries of Racal Electronics plc, for approximately $1.6 billion in cash. Racal Telecom owns one of the most extensive fiber telecommunications networks in the United Kingdom, consisting of approximately 4,650 route miles of fiber and reaching more than 2,000 cities and towns.

  On September 28, 1999, we completed the acquisition of Frontier Corporation in a merger transaction valued at over $10 billion, with Frontier shareholders receiving 2.05 shares of our common stock for each share of Frontier common stock held. Frontier is one of the largest long distance telecommunications companies in the United States and one of the leading providers of facilities-based integrated communications and Internet services.

  On July 2, 1999, we completed our acquisition of the Global Marine Systems division of Cable & Wireless Plc for approximately $908 million in cash and assumed liabilities. Global Marine Systems owns the largest fleet of cable laying and maintenance vessels in the world and currently services more than a third of the world's undersea cable miles.

Recent Developments

  On March 2, 2000, we announced that Leo Hindery had succeeded Robert Annunziata as Global Crossing's Chief Executive Officer. Mr. Hindery will also continue to serve as Chief Executive Officer of GlobalCenter Inc., our subsidiary that provides complex web hosting and Internet infrastructure services. Mr. Annunziata will continue as a director of Global Crossing. In addition, on March 2, 2000, we also announced our intentions to create a tracking stock for GlobalCenter, which will continue to complement our worldwide operations.

  On February 29, 2000, we announced that we had concluded an agreement to provide substantial additional capacity to Deutsche Telekom AG. Total capacity sold to Deutsche Telekom is now 35 gigabits per second ("Gbps") on AC-1, the fiber-optic system that provides a link between North America and Germany.

  On February 22, 2000, we announced a definitive agreement to acquire IXnet, Inc., a leading provider of specialized IP-based network services to the global financial services community, and its parent company, IPC Communications, Inc., in exchange for shares of common stock of Global Crossing valued at approximately $3.8 billion. Under the terms of the definitive merger agreement, 1.184 Global Crossing shares will be exchanged for each IXnet share not owned by IPC and 5.417 Global Crossing shares will be exchanged for each share of IPC. The acquisition is expected to be completed in the second quarter of 2000 and is subject to regulatory approval and customary closing conditions.

  On January 26, 2000, our Asia Global Crossing joint venture announced an agreement to create GlobalCenter Japan, a joint venture with Japan's Internet Research Institute, Inc. ("IRI"). GlobalCenter Japan will design, develop and construct a media distribution center in Japan providing connectivity worldwide through the Global Crossing Network. The joint venture will also develop and provide complex web hosting services, e-commerce support and applications hosting solutions. Asia Global Crossing will own 89 percent of GlobalCenter Japan, with IRI owning the remaining 11 percent.

  On January 12, 2000, we established a joint venture, called Hutchison Global Crossing, with Hutchison Whampoa Limited to pursue fixed-line telecommunications and Internet opportunities in Hong Kong. For its 50% share, Hutchison Whampoa contributed to the joint venture its building-to-building fixed-line telecommunications network in Hong Kong and a number of Internet-related assets. In addition, Hutchison Whampoa has agreed that any fixed-line telecommunications activities it pursues in China will be carried out by the joint venture. For our 50% share, we provided to Hutchison Whampoa $400 million in Global Crossing convertible preferred stock (convertible into shares of Global Crossing common stock at a rate of $45 per share) and committed to contribute to the joint venture international telecommunications capacity rights on our network and certain media distribution center capabilities which together are valued at $350 million, as well as $50 million in cash. We intend to integrate our interest in Hutchison Global Crossing into Asia Global Crossing.

Services

 General

  We provide services in three principal segments. Our telecommunications services segment offers a variety of integrated telecommunications products and services to customers through our global fiber optic network. Our installation and maintenance services segment, consisting of our Global Marine Systems subsidiary, installs and maintains undersea fiber optic cable systems to carrier customers worldwide. Finally, our incumbent local exchange carrier ("ILEC") services segment provides local communications services through local exchange service providers in 13 states, serving over one million access lines.

 Telecommunications Services

  Global Crossing provides a variety of integrated telecommunications and Internet-based products designed to meet the customer's total communications needs. Global Crossing provides domestic and international voice services, data products, Internet-based services, structured bandwidth services and other communications products to primarily small to mid-size business customers, web-centric businesses and other telecommunication carriers. Beginning in 2000, we will begin marketing products more intensely to large multinational customers who have bandwidth-intensive applications and international requirements. Such customers demand global end-to-end solutions. We are well positioned to address this market due to the international scope and broadband capacity of our network along with the flexibility of product pricing to maintain competitiveness.

  Global Crossing offers the following products and services to its customers:

  . Voice: Switched and dedicated outbound voice services for local, domestic, and international traffic.

  . Data Transport: Point-to-point data services in a number of products (including private line, ATM, frame relay, X.25 and Internet access) and varying bandwidth sizes (from fractional T-1 to OC-192).

  . Virtual Private Network ("VPN"): Customizable network solutions where our customers create a private network by using the Global Crossing Network without purchasing dedicated facilities. In addition, customers have flexibility to change capacity requirements between points over time and reconfigure their VPNs to meet changing requirements.

  . International Private Line ("IPL"): Expanded services providing retail customers greater flexibility at reduced cost. We currently provide access to New York, London, Amsterdam, Frankfurt, Paris and Tokyo, with access expected to be available to 18 additional cities within the next six months.

  . Web Hosting Services: A combination of digital distribution services, server co-location, equipment sales, consulting services and professional expertise aimed at supporting customers' mission critical Internet operations. This product is easily scalable to meet customer needs and is marketed primarily by our GlobalCenter subsidiary.

  . Advanced Voice and Data Services: These services combine traditional voice or data products with additional features. Products include calling card, 800/888 toll free services, voice mail, audio conferencing, video conferencing and broadcast fax.

  . Advanced Internet Services: Products include basic dial-up and dedicated Internet access along with web-based applications such as e-mail hosting, unified messaging, off-site data storage and backup.

  . Structured Bandwidth Services: Historically, we have sold capacity on our systems on an Indefeasible Right of Use ("IRU") basis, whereby the customer purchased a unit of point to point capacity for the expected economic life of the system, typically in increments of 155 megabits per second ("Mbps"), a unit known as an STM-1. However, with the consummation of our acquisition of Frontier in September 1999, we have begun to derive a significant source of revenue from service offerings involving leases of capacity on our systems in smaller increments and for periods significantly shorter than the expected useful life of the system. From time to time, we also engage in sales of "dark" fiber (i.e., fiber that has not been equipped with the electronic components necessary for telecommunications transmission).

     Payment for long-term leases of capacity or dark fiber is typically made in advance of activation, although in some cases a customer's payments are made in installments over two to four years. For short-term bandwidth services, customers are typically billed on a monthly basis.

     Due to the breadth of the Global Crossing Network, we are uniquely positioned to offer worldwide capacity to our customers. Many customers acknowledge that their need for large bandwidth is increasing, but they are often uncertain with regard to the precise routes where their particular growth will take place. In order to stimulate customer loyalty and leverage this uncertainty, we have developed the Global Crossing Network Offer, which allows customers who can make a multi-year commitment the flexibility to activate capacity where needed, in a "just-in-time" manner, in return for volume discounted pricing. As our network continues to expand, we are exploring other marketing programs that will provide further benefits to our customers and position Global Crossing as the broadband infrastructure provider of choice.

     Moreover, because our centralized Global Crossing Network Center ("GCNC"), located in The Docklands, London, England, enables us to monitor and direct transmission on our cable systems worldwide, we believe that we have a strategic advantage in being able to more quickly activate capacity for a customer on any of our systems.

  . Switched Services: We provide originating and switched terminating services to long distance carriers over our switched services network. Such services are generally offered on a month-to-month basis, and the service is billed on a minutes-of-use basis.

  . Internet Protocol Services: We offer IP Services to carriers, Internet Service Providers ("ISPs") and other business customers over our global IP network. Such services are offered on a month-to-month basis and generally billed on a megabit per second (Mbps) basis.

 Installation and Maintenance Services

  We offer both installation and maintenance services for undersea cable systems through our Global Marine Systems subsidiary. Global Marine Systems has the largest fleet of cable ships in the world, comprised of both maintenance vessels and installation vessels. These vessels operate throughout the world. Since the acquisition, Global Marine Systems added three ships, with five additional ships to enter service early in 2000. Global Marine Systems also announced an agreement with Maersk to charter ships as needed.

  Global Marine Systems' business consists of two components: installation and maintenance.

  . Maintenance: Global Marine Systems is the world's market leader for submarine cable maintenance with 31% of the world market by value in 1999.

     Global Marine Systems' maintenance business is centered around cable system security. Despite optimum route planning and installation, cables are sometimes damaged on the seabed. The maintenance cable ship must be able to retrieve a partially buried cable down to two thousand meters as well as retrieve and repair a cable from the furthest ocean depths. With cable in water depths of up to nine thousand meters, the cable ship is a specialized vessel designed to operate continuously in the extreme weather conditions found in the major cable routes around the world.

  . Installation: Global Marine Systems' installation business has a market share in excess of 25%, making it a leading competitor in the undersea telecommunications installation industry.

     Revenue from installation is linked to the number of submarine telecommunication cable systems annually installed worldwide. Such systems traverse many types of seabed, including active continental shelves, flat deep-water abyssal plains and mountainous oceanic ridges. The objective when installing cable is to deploy it in such a way as to minimize the risk of damage to the cable either from external threats or from natural wear effects caused by ocean currents and tides. The cable can either be buried into the seabed if protection is required from threats such as fishing and anchoring or it can simply be laid across the surface of the seabed.

 ILEC Services

  Global Crossing's ILEC services segment comprises one of the largest local exchange service providers in the United States. This segment consists of 34 regulated telephone operating subsidiaries in 13 states, serving in excess of one million access lines. Such services are marketed under the name Frontier Telephone, a Frontier Communications Company. The local exchange carriers provide local, toll, access and resale services, sell, install and maintain customer premises equipment and provide directory services. Our ILEC services segment excludes local services provided by our subsidiaries authorized as competitive local exchange carriers ("CLECs"), which services are included in our telecommunications services segment. Generally speaking, ILECs tend to be the original provider of local exchange service in a given area and, accordingly, receive a greater degree of regulation than do CLECs and other carriers without market power.

  We have installed advanced digital switching platforms throughout all of our switching network, making it one of the first in the industry to be served by an entirely digital network for our local exchange companies. We have achieved substantial cost reductions through the elimination of duplicative services and procedures and the consolidation of administrative functions. We believe that additional cost reductions may be obtainable from advanced switching platforms and outside plant delivery systems. We intend to pursue additional gains in productivity by investing in these technologies where feasible and by reengineering customer service processes.

  Of the approximately 1,072,000 access lines in service on December 31, 1999, 737,000 were residential lines and 335,000 were business lines. Long distance network service to and from points outside of the telephone companies' operating territories is provided by interconnection with the facilities of interexchange carriers.

  We are pursuing several alternatives to provide expanded broadband capabilities to our customers. To date, we have installed over 31,000 fiber miles of fiber based network facilities, totaling more than 930 route miles, in the Rochester, New York area to provide our customers with enhanced capacity and to enable us to offer new products. We provide expanded broadband services to select customers, including video-distance learning arrangements for educational institutions and access to SONET based fiber rings for major business customers. In addition to these offerings, we plan to aggressively begin marketing Digital Subscriber Line ("DSL") services in 2000.

  In connection with our integration strategy, we have developed a program known as "Frontier Long Distance," whereby our local exchange companies resell our integrated services. We believe that many customers prefer the convenience of obtaining their long distance service through their local telephone company and receiving a single bill. Frontier Long Distance is currently offered in the product lines of most of Global Crossing's local telephone exchange companies.

The Global Crossing Network

  The fiber optic cable systems that we have completed or that are under development will form a state-of-the-art interconnected worldwide high capacity fiber optic network. The following systems are currently in service:

  . Atlantic Crossing-1, referred to as "AC-1", an undersea system connecting the United States and Europe;

  . North American Crossing, referred to as "NAC", formerly part of Frontier, a terrestrial system connecting major cities in the United States;

  . Pan European Crossing, referred to as "PEC", a primarily terrestrial system connecting major European cities to AC-1;

  . Racal Telecom Network, a terrestrial network in the United Kingdom to be operated in conjunction with PEC;

  . Pacific Crossing, referred to as "PC-1", an undersea system connecting the United States and Japan;

  . Global Access Ltd., referred to as "GAL", a terrestrial system connecting a number of major cities in Japan to PC-1;

  . Hutchison Global Crossing, referred to as "HGC", a terrestrial network in Hong Kong, connecting to EAC; and

  . Mid-Atlantic Crossing, referred to as "MAC", an undersea system connecting the eastern United States and the Caribbean.

  The following systems are in varying stages of development:

  . Atlantic Crossing-2 ("AC-2", and together with AC-1, referred to as "AC"), an undersea system that will connect the United States and Europe;

  . East Asia Crossing, referred to as "EAC", an undersea system that will connect several countries in Asia to PC-1;

  . Pan American Crossing, referred to as "PAC", a primarily undersea system that will connect the western United States, Mexico, Panama, Venezuela and the Caribbean; and

  . South American Crossing, referred to as "SAC", an undersea and terrestrial system that will connect the major cities of South America to MAC, PAC and the rest of our network.

  Although many of these fiber optic cable systems are wholly-owned, some are being developed through joint ventures with one or more partners. EAC and our 58% economic interest in PC-1 are being developed through our Asia Global Crossing joint venture, for which we are responsible for management and operation. In addition, we expect to construct parts of the terrestrial portion of SAC through joint venture arrangements, and terrestrial connectivity to PAC in Mexico will similarly be developed through a joint venture. We will be responsible for management and operation of these entities. Finally, we own a 50% interest in Hutchison Global Crossing and a 49% interest in Global Access Ltd., which is constructing GAL. Management and operation of these two entities will be performed by or with our joint venture partners.

  All of our undersea systems are equipped with state-of-the-art dense wave division multiplexing ("DWDM") technology, a method of increasing the amount of a cable's transmission capacity through installation of electronic equipment at cable landing stations and without requiring the undersea cable to be physically handled.

  The twin operations and management centers for the Global Crossing Network are the Customer Care Center, located in Bermuda, and the GCNC, located in The Docklands, London, England. These two facilities provide complete customer support--from provisioning and assistance to billing. From the GCNC, Global

Crossing technicians and network managers monitor and control all undersea cable systems, shore station equipment and terrestrial facilities worldwide. The GCNC began operations in the fourth quarter of 1999.

 Network Systems

 Atlantic Crossing

  AC-1, our first undersea fiber optic cable in the Atlantic region, is an approximately 9,000 mile, four fiber pair self-healing ring that connects the United States and Europe with landing stations in the United States, the United Kingdom, the Netherlands and Germany. The full ring currently offers 80 Gbps of service capacity and is being upgraded to offer 140 Gbps. AC-1 started service on its United States to United Kingdom segment during May 1998, and the full system was completed during February 1999.

  On February 17, 2000, we announced that we had entered into an agreement with Level 3 Communications, Inc. to co-build an additional high-capacity, fiber optic transatlantic cable. Our two fiber pairs in the cable, to be called AC-2, will provide us with an additional 560 Gbps of capacity along this route. AC-2 will be integrated with the two cables of AC-1, providing AC-2 with self-healing capabilities. The new cable is expected to be in service in September 2000. In addition, Level 3 Communications, Inc. agreed to acquire capacity on AC-1 to provide Level 3 Communications, Inc. with self-healing ring circuitry.

 North American Crossing

  We acquired NAC, formerly the Frontier Optronics Network, as a result of our September 1999 merger with Frontier Corporation. The core fiber network, offering more than 13,000 route miles of optical fiber capacity, was completed in August 1999. The full network, consisting of approximately 20,000 route miles, is expected to be completed by the end of March 2000.

 Pan European Crossing

  Upon completion, PEC will consist of eight self-healing rings offering connectivity between AC and 41 major European metropolitan centers. Phase I of this system, connecting 13 cities, was completed in December 1999. The complete system, expected to consist of approximately 13,400 miles with 24 to 72 fiber pairs as well as spare conduits, is anticipated to be completed by early 2001.

  We intend to operate the Racal Telecom Network in conjunction with PEC. Acquired in November 1999, the Racal Telecom Network is one of the most extensive fiber telecommunications networks in the United Kingdom, consisting of approximately 4,500 route miles of fiber and reaching more than 2,000 cities and towns.

 Pacific Crossing

  PC-1, our first undersea fiber optic cable in the Pacific region, is being developed as an approximately 13,100 mile, four fiber pair self-healing ring connecting California and Washington in the western United States with two landing sites in Japan. The PC-1 self-healing ring is designed to operate initially at 80 Gbps of service capacity, upgradable to a minimum of 160 Gbps. The first segment of PC-1 commenced service in December 1999 and the full system is anticipated to be completed in July 2000.

 Global Access Ltd.

  GAL is an approximately 1,000 mile fiber optic terrestrial system in Japan that, among other things, will connect the PC-1 cable stations with Tokyo, Osaka and Nagoya, Japan. The first phase of GAL's development was completed in December 1999, with the full system anticipated to be completed by the third quarter of 2000.

 Hutchison Global Crossing

  Hutchison Global Crossing owns and operates a building-to-building fixed-line telecommunications network in Hong Kong and a number of Internet-related assets. The fiber optic network as of December 1999 extended over 400 miles and is expected to be expanded during 2000. In addition, any fixed-line telecommunications activities that Hutchison Whampoa pursues in China will be carried out by the joint venture.

 Mid-Atlantic Crossing

  MAC is an approximately 4,700 mile two fiber pair self-healing ring connecting New York, the Caribbean and Florida. MAC connects to AC via its cable station in Brookhaven, New York, to NAC via its cable stations in Brookhaven and in Hollywood, Florida and to SAC and PAC via its cable station in St. Croix, United States Virgin Islands. This system is being designed to operate initially at 20 Gbps of service capacity, upgradable to a minimum of 40 Gbps. MAC commenced service in January 2000, with the full system anticipated to be completed during 2000.

 East Asia Crossing

  EAC will be an approximately 11,000 mile terrestrial and undersea cable system, Phase I of which will link Japan, Taiwan, South Korea and Hong Kong, and Phase II of which is expected to further link Singapore, Malaysia and the Philippines. EAC is being designated to operate initially at 80 Gbps of service capacity, upgradable to a minimum of 1,200 Gbps. The first segment of EAC's development, linking Japan and Hong Kong, is expected to be completed by December 2000, with the full Phase I system anticipated to be completed by June 2001.

 Pan American Crossing

  PAC will be an approximately 6,000 mile two fiber pair cable system connecting California, Mexico, Panama, Venezuela and the Caribbean. PAC will interconnect with PC- 1 and NAC through our landing station in Grover Beach, California, with MAC through our landing station in St. Croix, United States Virgin Islands and with SAC through our landing station in Fort Amador, Panama. PAC is being designed to operate initially at 20 Gbps of service capacity, upgradable to a minimum of 40 Gbps. PAC is anticipated to commence service during 2000.

  In connection with PAC, we own a 49% interest in Global Crossing Landing Mexicana, S. de R.L. de C.V., a joint venture company jointly owned with an affiliate of Bestel, S.A. de C.V., that will provide approximately 2,200 miles of terrestrial connectivity in Mexico and connect to the PAC system.

 South American Crossing

  SAC will be an approximately 9,900 mile undersea and 1,500 mile terrestrial fiber optic network directly linking the major cities of South America through MAC and PAC to the United States, Mexico, Central America, the Caribbean, Asia and Europe. We plan to build SAC in three phases. The first two phases, providing Argentina and Brazil with connectivity to the Global Crossing Network, are scheduled to commence service in the fourth quarter of 2000. The final phase, completing the loop around the continent, is scheduled for completion in the first quarter of 2001. Initially, SAC is expected to have a capacity of 40 Gbps and to be upgradable to a minimum of 80 Gbps.

  The undersea portion of SAC will constitute a state-of-the-art four-fiber pair, self-healing ring, expected to connect to landing sites at St. Croix; Fortaleza, Rio de Janeiro and Santos, Brazil; Las Toninas, Argentina; Valparaiso, Chile; Lurin, Peru; Buenaventura, Colombia; and Fort Amador, Panama. Terrestrial segments are expected to connect to most major South American cities, including Rio de Janeiro, Sao Paulo, Buenos Aires, Santiago, Lima, Cali and Bogota. The SAC ring is expected to be completed on its southern-most end by a terrestrial link across the Andes between Las Toninas and Valparaiso. The PAC system from Panama to St. Croix is expected to complete the ring.

 Additional Business Opportunities

  In addition to the core components of the Global Crossing Network, we also intend from time to time to make strategic investments and other contractual arrangements to better enable us to expand our offerings of products and services. Some of these opportunities include:

  NextWave. We have agreed to make an equity investment in NextWave Telecom Inc. as part of NextWave's plan of bankruptcy reorganization, subject to certain conditions relating to NextWave's retaining communications licenses from the Federal Communications Commission. In addition, we have entered into a strategic services agreement with NextWave making us the preferred provider of backhaul, long distance backbone, web-hosting and other communications services to NextWave. NextWave plans to deploy a wireless telecommunications network specifically designed to provide next generation wireless services, including Internet access.

  Telergy. We have entered into an agreement with Telergy, Inc., under which we have acquired 96 strands of fiber throughout the New York area on Telergy's 100-mile New York City network. In addition, the agreement provides us with an ownership position in Telergy and representation on its board of directors. Global Crossing and Telergy have also agreed to explore co-build opportunities in the northeastern United States and to seek to utilize the Telergy network as needed for redundancy and termination of Global Crossing traffic in certain areas.

  Africa ONE. We have been selected to provide marine operations and to act as project manager of Africa ONE, an estimated $1.6 billion cable system consisting of a self-healing ring around the continent of Africa. We do not intend to make an equity investment in this system.

Principal Customers

  Although we have greatly expanded the number of products and services that we offer to our customers, our principal customers to date have been licensed telecommunications providers, including post, telephone and telegraph companies, Internet service providers and established and emerging telecommunications companies, that have purchased significant amounts of capacity on our systems worldwide. Significant customers in our telecommunications services segment include Deutsche Telekom, MCI Worldcom, Level 3 Communications, KPN Qwest, Teleglobe, Telia, British Telecom, Viatel and AT&T. In addition, the largest of our web hosting customers include Yahoo!, The Motley Fool, Ziff-Davis, MP3.com and eToys.

Principal Suppliers

  Our principal suppliers are the companies that are constructing the various cable systems that comprise the Global Crossing Network. Tyco Submarine Systems Ltd. ("TSSL") completed construction of AC-1; is responsible for the design and installation of PAC; together with Alcatel, is responsible for design and installation of MAC; and, together with Kokusai Denshin Denwa-Submarine Cable Systems ("KDD-SCS") (as a subcontractor), is responsible for design and installation of PC-1. Alcatel is responsible for the design and construction of SAC, while KDD-SCS is responsible for the design and construction of the first phase of EAC. We utilize multiple suppliers for terrestrial systems.

Competition

 Telecommunications Services

  The telecommunications industry is highly competitive. Many of our existing and potential competitors, particularly in our telecommunications services markets, compete with significantly greater financial, personnel, marketing and other resources, and have other competitive advantages.

  The telecommunications industry is in a period of rapid technological evolution, marked by increasing fiber and satellite transmission capacity, new technologies and the introduction of new products and services. For instance, recent technological advances enable substantial increases in transmission capacity of both new and existing fiber, which could affect capacity supply and demand. Also, the introduction of new products or emergence of new technologies may reduce the cost or increase the supply of certain services similar to those we provide.

  High initial network cost and low marginal costs of carrying long distance traffic have led to a trend among non-facilities-based carriers to consolidate in order to achieve economies of scale. Such consolidation could result in larger, better-capitalized competitors. However, we believe that owning our own network will offer an advantage over carriers that lease network capacity.

  Increased consolidation and strategic alliances in the industry resulting from the Telecommunications Act of 1996 (the "Telecom Act") have allowed significant new competitors to enter the industry, including local exchange carriers, previously prohibited from the inter-state market.

  In recent years, competition has increased dramatically in all areas of our communications services market. Our primary competitors include Qwest, AT&T, Sprint and MCI WorldCom and foreign PTTs, all of whom have extensive experience in the long distance market. The impact of continuing consolidation in the industry is uncertain. In addition, pursuant to the Telecom Act, local exchange carriers, including Bell Atlantic, have begun to enter the long distance market in their home service areas.

  As we expand our business into Internet protocol services, we are also competing with a wide range of companies that provide web hosting, Internet access and other Internet protocol products and services. Significant competitors include IBM, GTE, UUNet (a subsidiary of MCI WorldCom), Digex and Exodus. In addition, many smaller companies have entered the market for web-based services.

  The routes addressed by our systems are currently served by several cable systems as well as satellites. Primary future sources of transatlantic competition for us may result from, among others, (1) TAT-14, a transatlantic cable system which is being developed by its consortium members, including British Telecom, AT&T, France Telecom and Deutsche Telekom, (2) Flag Atlantic-1, a transatlantic system which is being developed by Flag Telecom and Global Telesystems Group Inc., (3) a transatlantic cable system being developed by Level 3 (the other half of the cable we are co-building as AC-2); and (4) Hibernia, a transatlantic cable system being developed by Worldwide Fiber Inc.

  Similarly, we expect to face competition in the transpacific market from, among others, (1) the China-U.S. Cable Network, a transpacific system being developed as a "private cable system" by fourteen large carriers, including SBC Communications Inc., MCI WorldCom Inc., AT&T and Sprint, most of which have traditionally sponsored consortium cables and (2) the Japan-U.S. Cable Network, a transpacific system being developed by a consortium of major telecommunications carriers, including MCI WorldCom Inc., AT&T, Kokusai Denshin Denwa Co. Ltd., Nippon Telegraph and Telephone Corp., Cable & Wireless and GTE.

   In addition, we will face competition on PEC, our trans-European network. There are several carriers, including Viatel, KPN-Qwest, MCI WorldCom, Inc., a joint venture between Deutsche Telekom and France Telecom, British Telecom, Global Telesystems Group and a joint venture between Level 3 and COLT Telecom Group plc, which are currently planning or building trans-European network assets.

  We also face competition for our SAC network in South America. At least six other systems are planned to be completed in the region by the third quarter of 2001, including two consortium cables (Americas-2 and Atlantis-2); Atlantica-1, a ring network being constructed by GlobeNet connecting Venezuela, Brazil, and (through terrestrial cables) Argentina to North America; and SAm-1, a ring system being constructed by Telefonica S.A. and TSSL connecting Brazil, Argentina, Chile, Peru and Colombia to the United States. In addition, we may face competition from existing and planned regional systems and satellites on our MAC and PAC routes, where entrants are vying for purchases from a small but rapidly growing customer base.

  In addition to the systems mentioned above, several other regional and global systems are being developed, most notably by TSSL, which has recently announced its plans to build a worldwide cable network, and Project Oxygen, a global system being evaluated by the CTR Group, Ltd.

  In the United States, there are several facilities-based long distance fiber optic networks competing with our NAC cable system, including those of AT&T, Sprint, MCI WorldCom, Qwest, GTE, Broadwing Communications, Level 3 Communications and Williams Communications.

 Installation and Maintenance Services

  Although Global Marine Systems is the world's largest undersea cable installation and maintenance company, with approximately 25% of the industry's total vessels, it faces potential competition not only from existing market participants but also from potential new entrants. There are currently three other major supply companies in the undersea cable industry: TSSL, Alcatel and KDD-SCS. Pirelli also has a presence in the industry, and there are a number of smaller suppliers which have focused primarily on regional routes or non-repeatered systems. It is unclear whether TSSL will continue to provide significant installation and maintenance services to others following its announcement that it is constructing its own worldwide cable network.

ILEC Services

  We face many competitors in the provision of equipment and facilities used in connection with our local exchange networks, as this market has become increasingly competitive in recent years. The market for the provision of local services itself is now competitive in Rochester, New York, as a result of the Open Market Plan, and the Telecom Act is likely to result in significantly greater competition in other markets. The Company's telephone properties outside the Rochester, New York, area are experiencing competition in limited areas.

  Long distance companies largely access their end user customers through interconnection with local exchange companies. These long distance companies pay access fees to the local exchange companies for these services. The provision of access services in Rochester and elsewhere by our ILEC services segment is considered to be competitive.

Regulation

  Our submarine and terrestrial fiber optic cable systems and telecommunications services are subject to regulation at the federal, state, and local levels in the United States, as well as regulation by regulatory agencies in the various foreign countries in which we have facilities or operations.

 REGULATION IN THE UNITED STATES

 Federal Regulation

  The Federal Communications Commission ("FCC") regulates the interstate and international telecommunications facilities and services of telecommunications common carriers. Specifically, common carriers must comply with the requirements of the Communications Act of 1934, as amended by the Telecom Act. Implementation of the Telecom Act is subject to various federal and state rulemaking and judicial procedures; therefore, the effects of the Telecom Act on us cannot be accurately predicted.

  We have obtained authority from the FCC to provide international telecommunications services as a non-dominant carrier on a facilities-based and resale basis. We also have obtained cable landing licenses that permit us to land and operate submarine cable systems in U.S. territory. Domestically, our subsidiaries provide local services as authorized CLECs in 34 states (including Washington D.C.). Other subsidiaries are certificated as ILECs in 13 states.

  The scope of our activities in the United States makes us subject to varying, and sometimes conflicting, regulation. We are treated as non-dominant for our interstate and international operations. For local exchange services, some of our subsidiaries are treated as ILECs and others as CLECs. Generally speaking, the FCC imposes a greater degree of regulation on ILECs and other dominant providers and less regulation on CLECs and other carriers without market power. The issues discussed below may have positive effects on certain of our subsidiaries and negative effects on other subsidiaries, and, thus, the net effect on us cannot be accurately predicted.

  The intent of the Telecom Act is to increase competition in the U.S. telecommunications market. To achieve this goal, the Telecom Act seeks to open local access markets to competition by requiring ILECs to permit interconnection to their networks and imposing various other obligations on them.

  Interconnection. In August 1996, the FCC released its First Report and Order on interconnection, which established rules for the implementation of the Telecom Act's obligations. In July 1997, the U.S. Circuit Court of Appeals for the Eighth Circuit vacated portions of the FCC's decision. On January 25, 1999, the United States Supreme Court reversed, and affirmed the FCC's authority to promulgate rules governing pricing, found that the FCC had authority to promulgate a "pick and choose" rule for interconnection, and upheld most of the FCC's rules governing access to unbundled network elements. The Court remanded to the FCC the issue of which network elements must be unbundled by ILECs. On remand, the FCC retained most of its original list of network elements to be unbundled, but eliminated the requirements that ILECs provide unbundled access to (i) local switching for customers with four or more lines in the most densely populated parts of the top 50 Metropolitan Statistical Areas, (ii) operator services, and (iii) directory assistance. The rules governing the pricing, terms, and conditions of interconnection agreements remain unsettled, and the scope of our interconnection rights and obligations, both as an ILEC and a CLEC, may change in ways that are not foreseeable.

  Unbundling and Collocation. In March 1999, the FCC required ILECs to offer unbundled loops and collocation on more favorable terms than were available previously. The FCC order permits collocation of equipment that can be used to provide advanced data services, such as Digital Subscriber Line services, and requires ILECs to permit "cageless" collocation by CLECs. The FCC deferred action on its proposal to permit ILECs to offer advanced data services through separate affiliates and to free those affiliates from some of the obligations of the Telecom Act.

  Universal Service. The Telecom Act required the FCC to restructure the manner in which universal service fund payments are established and distributed, and the FCC has significantly expanded the federal universal service subsidy regime to include low-income consumers. We are required to contribute to these programs based on our interstate and international revenue from end-user telecommunications services. Contribution rates change quarterly. Currently, the contribution rate is 5.877% of interstate and international end-user telecommunications revenue. We are unable to specify the amount of any universal service contributions that we will be required to make in future years.

  Reciprocal Compensation. Under the Telecom Act, a local exchange carrier that terminates calls to customers on its network is entitled to be compensated by the local exchange carrier of the originating customer. Some ILECs have taken the position that compensation is not owed for inbound calls to Internet Service Providers ("ISPs") on the grounds that this type of traffic is not local and, thus, not covered by the terms of existing interconnection agreements. As a result, some ILECs have threatened to withhold, and in some cases have withheld, compensation to CLECs for such calls. The FCC has requested comments on the rules that it should adopt to govern compensation for ISP-bound traffic. Comments have been filed by interested parties and a decision is expected in the first quarter of 2000. We cannot accurately predict how the FCC will rule or what impact that rule may have on future interconnection negotiations.

  As an ILEC in New York, we currently are required to pay significant reciprocal compensation payments for inbound calls to ISPs. The state public utility commissions ("PUCs") of Pennsylvania, Illinois, and Minnesota, states in which we also operate ILECs, also have concluded that reciprocal compensation is owed for ISP-bound calls. Any reciprocal compensation payments in those states are not material to our operations. We cannot predict whether the amounts of our reciprocal compensation payments in these or other states will change in the future.

  Access Charges. Our costs to provide long distance services and our revenue from providing local services are affected by ongoing substantial changes in the "access charge" rates imposed by ILECs on long distance carriers for origination and termination of long distance calls over local facilities.

  The increased pricing flexibility of "price cap ILECs" (i.e. ILECs subject to the FCC's access charge price cap rules), such as our Frontier ILEC subsidiaries, may have an adverse impact on our interstate access costs if not properly implemented by ILECs and enforced by the FCC, but could also make it easier for price cap ILECs to offer reduced access charge rates in markets subject to competition. The FCC is continuing to examine further access charge changes, including granting further pricing flexibility to price cap ILECs.

  Tariffing and Filing Requirements. Non-dominant carriers must file tariffs with the FCC stating the rates, terms, and conditions of their interstate and international services. The FCC also imposes reporting and filing requirements on such carriers. We must file periodic reports regarding our interstate and international circuits and the deployment of network facilities. Traffic and revenue reports and universal service contribution worksheets also must be filed. Carriers also must obtain prior approval from or give notice to the FCC of certain transfers of control and assignments of operating authorizations, as well as certain affiliations with foreign carriers. In addition, certain operating and services agreements with dominant foreign carriers must be filed with the FCC.

  Submarine Cables. In connection with the construction and operation of our submarine cable systems, we have obtained cable landing licenses for the AC-1, PC-1, MAC, PAC and SAC systems. These licenses give us authority to construct and land our submarine cables in the United States. In each case, the license permits the operation of the cable on a non-common carrier basis. Each of our cable landing licenses is valid for a period of 25 years from its grant. We are subject to various FCC reporting and filing requirements as the result of our holding of these cable landing licenses.

 State Regulation

  In addition to regulation by the FCC, the intrastate services of each of our local telephone service companies are regulated by the PUCs of the respective states in which each subsidiary operates with respect to such issues as prices, service quality, the issuance of securities, and the construction of facilities. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the appropriate PUC and comply with state requirements for telecommunications utilities. The level of regulation imposed by state PUCs varies. Generally, however, ILECs are regulated more heavily than competitive providers. Our subsidiaries are certificated as ILECs in 13 states: New York, Alabama, Florida, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Ohio, Pennsylvania, and Wisconsin. Other subsidiaries provide competitive local services in 34 states (including Washington D.C.).

  A number of states in which we have local or long distance operations are conducting proceedings related to the rules under which carriers may operate in an increasingly competitive environment. The issues that the PUCs are examining include unbundling of local network elements, local interconnection obligations, dialing parity for intra-LATA (or short-haul) toll traffic, local number portability, resale of local exchange service and universal service. We cannot predict how these proceedings will ultimately be resolved, nor when decisions will be issued.

  Open Market Plan. Our Frontier subsidiary in Rochester, New York began its sixth year of operations under the Open Market Plan in January 2000. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (i) interconnection of competing local networks including reciprocal compensation for terminating traffic, (ii) equal access to network databases, (iii) access to local telephone numbers, (iv) service provider telephone number portability, and (v) certain wholesale discounts to resellers of local services.

  During the operation of the Open Market Plan, we are regulated under pure price cap regulation rather than rate-of-return regulation. Planned rate reductions of $21.0 million (the "Rate Stabilization Plan") are being implemented for Rochester area consumers, including $18.0 million of reductions that occurred through 1999, and an additional $1.5 million which commenced in January 2000. Rates charged for basic residential and business telephone service may not be increased during the seven-year period of the Plan. We are allowed to raise prices on certain enhanced products such as Caller ID and call forwarding.

  On August 25, 1999, the New York State Public Service Commission ("NYSPSC") solicited comments regarding our Rochester local exchange subsidiary's financial condition, earnings and service quality, competition in the Rochester market, and the terms and conditions of the Open Market Plan. Settlement discussions in this NYSPSC proceeding have resulted in a Joint Proposal for Open Market Plan Continuation and Modification (the "Joint Proposal"), which is subject to NYSPSC review and approval. If approved, our Frontier ILEC subsidiary in New York will (i) remain under "price cap" regulation through 2002 (and possibly for an additional two years); (ii) be required to improve specified elements of service quality and to offer certain additional services; (iii) be subject to increased potential penalties related to service targets; and (iv) be required to lower certain residential and commercial service rates. The impact of the Joint Proposal, if adopted, will not have a material adverse effect on Global Crossing as a whole. The NYSPSC also has issued orders on other regulatory issues that affect our New York Frontier subsidiaries, related to service quality, staff allocations, provisions, and relations with other carriers.

  Dividend Policy. The Open Market Plan prohibits the payment of dividends by Frontier Telephone of Rochester, Inc. ("FTR"), to Frontier Corporation ("FRO") if (i) FTR's senior debt is downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividend payments to FRO also require FTR's directors to certify that such dividends will not impair FTR's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

  In 1999, FTR achieved the required service levels, but a previously imposed temporary restriction on dividend payments from FTR to FRO will remain in place until the NYSPSC is satisfied that FTR's service levels demonstrate that FTR has rectified the service deficiency. In addition, on June 2, 1999, Moody's and S&P downgraded FTR's senior debt ratings from A1/AA- to Baa2/BBB, respectively. These ratings actions were a result of the announced merger between FRO and Global Crossing Ltd., and did not reflect any change in the financial condition or creditworthiness of FTR. These actions triggered an additional dividend restriction for FTR, which will be in effect until either the NYSPSC approves the payment of dividends or FTR's senior debt rating rises above BBB (for S&P) or the equivalent for other rating agencies. On December 22, 1999, S&P downgraded FTR's senior debt rating to BB+ and, on January 18, 2000, Duff & Phelps downgraded FTR's senior debt rating to A. Both rating agencies stated that their actions reflected their views that a large separation in ratings could not be maintained between an operating subsidiary and its parent. Accordingly, it remains uncertain when the restriction on payment of dividends from FTR to FRO will be lifted.

 Local Regulation

  Our activities also are subject to local regulation, including compliance with franchise obligations, building codes, and local licensing requirements. Such regulations vary widely by jurisdiction. To construct and install transmission facilities, we may need to obtain rights-of-way over public and privately owned land.

 INTERNATIONAL REGULATION

  Our construction and operation of telecommunications networks and our provision of telecommunications services in foreign countries require us to obtain a variety of permits, licenses, and authorizations in the ordinary course of business. In addition to telecommunications licenses and authorizations, we may be required to obtain environmental, construction, zoning and other permits, licenses, and authorizations. The construction and operation of our facilities and our provision of telecommunications services may subject us to regulation in other countries at the national, state, provincial, and local levels.

 Europe

  In connection with the construction and operation of the PEC network, we have obtained telecommunications licenses and authorizations in Belgium, France, Germany, Ireland, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom. No telecommunications authorization is required for us to construct and operate facilities or provide services in Denmark. We expect to obtain additional telecommunications licenses and authorizations in Europe in the ordinary course of business.

  Our activities in Europe are subject to regulation by the European Union and national regulatory authorities. The level of regulation and the regulatory obligations and rights that attach to us as a licensee in each country vary. In all countries, we, as a competitive entrant, are currently considered to lack significant market power ("SMP"), which generally subjects us to less regulation than providers that are deemed to possess SMP. As we complete construction of the PEC network and begin providing services in Europe, we anticipate that the regulatory obligations imposed on us will increase. In addition, we may be required to address many of the "local competition" issues that we face as a competitive provider in the United States, such as interconnection, collocation, unbundling, reciprocal compensation, and resale. The laws and regulations of the Member States of the EU on these issues vary. Various of the Member States have opened or concluded public consultations relating to these and other "local competition" issues. We cannot predict what decisions will be made by the EU and the Member States in these ongoing proceedings or the effects of any those decisions on our operations.

 Asia

  We are increasing the scope of our activities in Asia. In connection with the construction and operation of the GAL network in Japan, GAL has received a Japanese Type I telecommunications license. In addition, on February 18, 2000, our subsidiary, Global Crossing Japan, received a Special Type II license in Japan, which authorizes us to provide a variety of international telecommunications services in Japan. As a Japanese telecommunications licensee, we are subject to a range of regulatory requirements. In late 1999, the Japanese Ministry of Post and Communications (the "MPT") opened a public consultation on simplifying the telecommunications regulatory process. We have submitted comments in that proceeding. We cannot accurately predict whether or when a decision will be issued, whether the MPT will simplify the regulatory regime, or the potential effects of such an action.

  On February 1, 2000, Asia Global Crossing Hong Kong Ltd. ("AGC-HK") was advised by a Letter of Intent from the Hong Kong telecommunications regulator that, upon the satisfaction of certain conditions, AGC-HK will be issued an External Fixed Telecommunications Network Services ("EFTNS") license to land the EAC cable and to provide international telecommunications facilities and services in Hong Kong. Our Hutchison Global Crossing ("HGC") joint venture is authorized to construct and operate local and international fixed-line telecommunications networks and to provide domestic and international telecommunications services in Hong Kong. As a result of the HGC venture and our EFTNS license, we are subject to regulatory oversight and supervision in Hong Kong.

  The status of liberalization of the telecommunications regulatory regimes of the Asian countries in which we intend to operate varies. Some countries allow full competition in the telecommunications sector, while others limit competition for most services. Most of the countries in the region have committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the World Trade Organization ("WTO") Agreement on Telecommunications. China also has committed to liberalizing its telecommunications markets and reducing foreign ownership limitations if it is admitted to the WTO. We cannot be certain whether this liberalizing trend will continue or accurately predict the pace and scope of liberalization. It is possible that one or more of the countries in which we operate will slow or halt the liberalization of its telecommunications markets. The effect of such an action on us cannot be accurately predicted.

 Latin America

  In Latin America, we currently are constructing the MAC, PAC and SAC systems. In connection with the construction of these cable systems, we have obtained cable landing licenses and/or telecommunications licenses in Argentina, Panama, and the United States. Applications have been filed in Mexico, Venezuela and Brazil and we expect to file applications in additional Latin American countries in the ordinary course of business.

  As in Asia, the status of liberalization of the telecommunications markets of Latin America varies. All of the countries in which we currently plan to have operations are members of the WTO and have committed to liberalizing their telecommunications markets and lifting foreign ownership restrictions. Some countries now permit competition for all telecommunications facilities and services, while others allow competition for some facilities and services, but restrict competition for other services. Some countries in which we operate or intend to operate currently impose limits on foreign ownership of telecommunications carriers. We anticipate that we will be granted authority to land and operate our submarine cable systems in each of the countries in which they currently are expected to land. It is possible, however, that one or more of these countries will not grant authority to land a submarine cable or will impose conditions that make landing and operating the cable commercially unfeasible.

  The telecommunications regulatory regimes of many Latin American countries are in the process of development. Many issues, such as regulation of incumbent providers, interconnection, unbundling of local loops, resale of telecommunications services, and pricing have not been addressed fully or at all. We cannot accurately predict whether or how these issues will be resolved and their impact on our operations in Latin America.

Employees

  As of December 31, 1999, we had approximately 12,400 employees. We consider our relations with our employees to be good.

Forward Looking Statements and Risk Factors

  We have included in this Annual Report on Form 10-K forward-looking statements that state our own or our management's intentions, beliefs, expectations or predictions for the future. Forward-looking statements are subject to a number of risks, assumptions and uncertainties which could cause our actual results to differ materially from those projected in the forward-looking statements. The discussions set forth below constitute cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from results referred to in the forward-looking statements. There can be no assurance that our expectations regarding any of these matters will be fulfilled.

  We cannot assure you of the successful integration of newly acquired businesses. We cannot assure you that the expected benefits will be achieved.

  Part of our growth strategy is to make selective strategic acquisitions of businesses operated by others. Achieving the benefits of these acquisitions will depend in part on the integration of those businesses with our business in an efficient manner. We cannot assure you that this will happen or that it will happen in a timely manner. The consolidation of operations following these acquisitions will often require substantial attention from management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the revenue, levels of expenses and operating results of the combined company. We cannot assure you that the combined company will realize any of the anticipated benefits of any acquisition.

  It may be difficult to evaluate our business because we have a limited operating history.

  We were organized in March 1997 and, with the exception of our Frontier, Global Marine Systems and Racal Telecom subsidiaries, have a limited operating history. Because of this limited history and our rapid growth though successive acquisitions, it may be difficult for potential investors to evaluate the performance of our operations. In particular, comparisons of our results of operations from one period to another may not be fully indicative of our current ability to conduct our business.

  We may encounter difficulties in completing our cable systems currently under development.

  Our ability to achieve our strategic objectives will depend in large part upon the successful, timely and cost-effective completion of our cable systems currently under development, as well as on achieving substantial capacity sales on these systems once they become operational and on our other operational systems. The construction of these systems will be affected by a variety of factors, uncertainties and contingencies, many of which are beyond our control, including:

  .  our ability to manage their construction effectively;

  . our ability to obtain all construction and operating permits and licenses;

  .  third-party contractors performing their obligations on schedule; and

  . our ability to enter into favorable construction contracts with a limited number of suppliers.

  These factors may significantly delay or prevent completion of one or more of our systems currently under development, which could have a material adverse effect on our business, financial condition and results of operations.

  We cannot assure you that each of these systems will be completed at the cost and in the time frame currently estimated by us, or even at all. Although we award contracts for construction of our systems to suppliers who in most cases are expected to be bound by a fixed-price construction cost schedule and to provide guarantees in respect of completion dates and system design specifications, we cannot assure you that the actual construction costs or the time required to complete these systems will not exceed our current estimates. These circumstances could have a material adverse effect on our business, financial condition and results of operations.

  Our revenue growth plan depends on product and service expansion.

  We intend to grow revenue and profits by:

  .  introducing new services and products;

  .  developing or acquiring additional cable systems; and

  .  upgrading capacity on our planned systems.

  Our inability to effect these expansions of our products and services could have a material adverse effect on our business, financial condition and results of operations.

  We face competition which may reduce demand for our products and services.

  The international telecommunications industry is highly competitive. We compete primarily on the basis of price, availability, service quality and reliability, customer service and the location of our systems and services. The ability of our competitors to provide comparable products and services at similar prices could have a material adverse effect on demand for our products and services. In addition, much of our planned growth is predicated upon the growth in demand for international telecommunications capacity and services. We cannot assure you that this anticipated demand growth will occur.

  We are growing rapidly in a changing industry.

  Our strategy is to be the premier provider of global broadband telecommunication services for both wholesale and retail customers. As a result of this aggressive strategy, we are experiencing rapid expansion and expect it to continue for the foreseeable future. This growth has increased our operating complexity. At the same time, the international telecommunications industry is changing rapidly due to, among other things:

  .  the easing of regulatory constraints;

  .  the privatization of established carriers;

  .  the expansion of telecommunications infrastructure;

  . the growth in demand for bandwidth caused by expansion of Internet and data transmissions;

  .  the globalization of the world's economies; and

  .  the changing technology for wired, wireless and satellite communication.

  We cannot assure you that we will succeed in adapting to the rapid changes in the international telecommunications industry.

  We may have difficulty in obtaining the additional financing required to develop our business.

  In order to further implement our aggressive growth strategy, we anticipate that we will require substantial additional equity and debt financing. Under our business plan, we and our affiliates expect to require significant financing by the end of 2000 to build out the Global Crossing Network and provide additional services to our customers. Obtaining additional financing will be subject to a number of factors, including, without limitation, the following:

  .  the state of operations of our company;

  . our actual or anticipated results of operations, financial condition and cash flows;

  . investor sentiment towards companies with substantial international operations; and

  .  generally prevailing market conditions.

  If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders will be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, these securities would have some rights, preferences and privileges senior to those of the holders of our common stock, and the terms of this debt could impose restrictions on our operations and result in significant interest expense to us. In the event that we are unable to raise sufficient financing on satisfactory terms and conditions in the future, our company would be adversely affected.

  We face price declines that could adversely affect our business.

  Advances in fiber optic technology have resulted in significant per circuit price declines in the fiber optic cable transmission industry. Recent changes in technology caused prices for telecommunications capacity and services to go down even further. If there is less demand than we project or a bigger drop in prices than we project, there could be a material adverse effect on our business, financial condition and results of operations. We cannot assure you, even if our projections with respect to those factors are realized, that we will be able to implement our strategy or that our strategy will be successful in the rapidly evolving telecommunications market.

  We confront several system risks that could affect our operations.

  Each of our systems is and will be subject to the risks inherent in a large-scale, complex fiber optic telecommunications system. The operation, administration, maintenance and repair of our systems requires the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world. We cannot assure you that our systems will continue to function as expected in a cost-effective manner. The failure of the hardware or software to function as required could render a cable system unable to perform at design specifications.

  Each of our undersea systems either has or is expected to have a design life of generally 25 years, while each of our terrestrial systems either has or is expected to have a design life of at least 20 years. The economic lives of these systems, however, are expected to be shorter than their design lives, and we cannot assure you of the actual useful life of any of these systems. A number of factors will ultimately affect the useful life of each of our systems, including, among other things:

  .  quality of construction;

  .  unexpected damage or deterioration; and

  .  technological or economic obsolescence.

  Failure of any of our systems to operate for its full design life could have a material adverse effect on our business, financial condition and results of operations.

  Our success depends on our ability to maintain, hire and successfully integrate key personnel.

  Our future success depends on the skills, experience and efforts of our officers and key technical and sales employees. In particular, our senior management has significant experience in the telecommunications and Internet industries, and the loss of any of them could negatively affect our ability to execute our business strategy. In addition, we cannot assure you that we will be able to integrate new management into our existing operations. Competition for these individuals is intense, and we may not be able to attract, motivate and retain highly skilled qualified personnel. We do not have "key person" life insurance policies covering any of our employees.

  We face risks associated with international operations.

  Because we will derive substantial revenue from international operations and intend to have substantial physical assets in several jurisdictions along our routes, our business is subject to risks inherent in international operations, including:

  .  political and economic conditions;

  .  unexpected changes in regulatory environments;

  .  exposure to different legal standards; and

  .  difficulties in staffing and managing operations.

  We have not experienced any material adverse effects with respect to our foreign operations arising from these factors. However, problems associated with these risks could arise in the future. Finally, managing operations in multiple jurisdictions may place further strain on our ability to manage our overall growth.

  Because many of our customers deal predominantly in foreign currencies, we may be exposed to exchange rate risks and our net income may suffer due to currency translations.

  We primarily invoice for our services in U.S. dollars; however, most of our customers and many of our prospective customers derive their revenue in currencies other than U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies devalue relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In such event, the affected customers may not be able to pay us in U.S. dollars. In addition, where we invoice for our services in currencies other than U.S. dollars, our net income may suffer due to currency translations in the event that such currencies devalue relative to the U.S. dollar and we do not elect to enter into currency hedging arrangements in respect of those payment obligations.

  Our operations are subject to regulation in the United States and abroad and require us to obtain and maintain a number of governmental licenses and permits. If we fail to comply with those regulatory requirements or obtain and maintain those licenses and permits, we may not be able to conduct our business.

  In the United States, our intrastate, interstate, and international telecommunications networks and services are subject to regulation at the federal, state, and local levels. We also have facilities and provide services in numerous countries in Europe, Latin America, and Asia. Our operations in those countries are subject to regulation at the national level and, in some cases, at the state, provincial, and local levels.

  . Our interstate and international operations in the United States are governed by the Communications Act of 1934, as amended by the Telecom Act. There are several ongoing proceedings at the FCC and in the federal courts regarding the implementation of various aspects of the Telecom Act. The outcomes of these proceedings may affect the manner in which we are permitted to provide our services in the United States and may have a material adverse effect on our operations.

  . The intrastate activities of our local telephone service companies are regulated by the states in which they do business. A number of states in which we operate are conducting proceedings related to the provision of services in a competitive telecommunications environment. These proceedings may affect the manner in which we are permitted to provide our services in one or more states and may have a material adverse effect on our operations.

  . Our operations outside the United States are governed by the laws of the countries in which we operate. The regulation of telecommunications networks and services outside the United States varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion. Our inability or failure to comply with the telecommunications laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries and may have a material adverse effect on our operations.

  . In the ordinary course of constructing our networks and providing our services we are required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we operate. We also must comply with a variety of regulatory obligations. Our failure to obtain or maintain necessary licenses and authorizations, or to comply with the obligations imposed upon license-holders in one or more countries, may result in sanctions, including the revocation of authority to provide services in one or more countries.

  We depend on third parties for many functions. If the services of those third parties are not available to us, we may not be able to conduct our business.

  We depend and will continue to depend upon third parties to:

  .  construct some of our systems and provide equipment and maintenance;

  . provide access to a number of origination and termination points of our systems in various jurisdictions;

  . construct and operate landing stations in a number of those jurisdictions;

  .  acquire rights of way;

  . provide terrestrial capacity to our customers through contractual arrangements; and

  . act as joint venture participants with regard to some of our current and potential future systems.

  We cannot assure you that third parties will perform their contractual obligations or that they will not be subject to political or economic events which may have a material adverse effect on our business, financial condition and results of operations. If they fail to perform their obligations, we may not be able to conduct our business. If any of our joint venture participants experiences a change in strategic direction such that their strategy regarding our mutual joint venture diverges from our own, we may not be able to realize the benefits anticipated to be derived from the joint venture.

  We have substantial leverage which may limit our ability to comply with the terms of our indebtedness and may restrict our ability to operate.

  Our significant indebtedness could adversely affect us by leaving us with insufficient cash to fund operations and impairing our ability to obtain additional financing. The amount of our debt could have important consequences for our future, including, among other things:

  . cash from operations may be insufficient to meet the principal and interest on our indebtedness as it becomes due;

  . payments of principal and interest on borrowings may leave us with insufficient cash resources for our operations; and

  . restrictive debt covenants may impair our ability to obtain additional financing.

  We have incurred a high level of debt. As of December 31, 1999, we and our consolidated subsidiaries had a total of $8,051 million of total liabilities, including approximately $5,056 million in senior indebtedness, of which $1,295 million was secured. As of such date, Global Crossing Ltd. additionally had outstanding cumulative convertible preferred stock with a face value of $1,650 million. Our subsidiary, Global Crossing Holdings, also has mandatorily redeemable preferred stock outstanding with a face value of $500 million. In addition, our Pacific Crossing joint venture entered into an $850 million non-recourse credit facility, under which it had incurred $750 million of indebtedness as of December 31, 1999.

  Our ability to repay our debt depends upon a number of factors, many of which are beyond our control. In addition, we rely on dividends, loan repayments and other intercompany cash flows from our subsidiaries to repay our obligations. Our operating subsidiaries have entered into a senior secured corporate credit facility. Accordingly, the payment of dividends from these operating subsidiaries and the making and repayments of loans and advances are subject to statutory, contractual and other restrictions.

  In addition, if we are unable to generate sufficient cash flow to meet our debt service requirements, we may have to renegotiate the terms of our long-term debt. We cannot assure you that we would be able to renegotiate successfully those terms or refinance our indebtedness when required or that satisfactory terms of any refinancing would be available. If we were not able to refinance our indebtedness or obtain new financing under these circumstances, we would have to consider other options, such as:

  .  sales of some assets;

  .  sales of equity;

  .  negotiations with our lenders to restructure applicable indebtedness; or

  .  other options available to us under applicable law.

  Our principal shareholders may be able to influence materially the outcome of shareholder votes.

  As of March 3, 2000, Pacific Capital Group had an 11.98% beneficial ownership interest in us. We have entered into various transactions with Pacific Capital Group and its affiliates and assumed the on-going development of some of our systems from an affiliate of Pacific Capital Group. Mr. Gary Winnick, chairman of our board of directors, controls Pacific Capital Group and its subsidiaries. In addition, several of our other officers and directors are affiliated with Pacific Capital Group. Furthermore, as of March 3, 2000, Canadian Imperial

Bank of Commerce had a 9.69% beneficial ownership interest in us. Canadian Imperial Bank of Commerce and its affiliates have acted as underwriter, lender or initial purchaser in several of our financial transactions in connection with the development and construction of our systems. Several members of our board of directors are employees of an affiliate of Canadian Imperial Bank of Commerce.

  As of March 3, 2000, Pacific Capital Group and Canadian Imperial Bank of Commerce collectively beneficially owned 21.67% of the outstanding shares of our common stock. Accordingly, Pacific Capital Group and Canadian Imperial Bank of Commerce may be able to influence materially the outcome of matters submitted to a vote of our shareholders, including the election of directors.

  Officers and directors own a substantial portion of us and may have conflicts of interest.

  Our executive officers and directors have substantial equity interests in us. As of March 3, 2000, all our directors and executive officers as a group collectively beneficially owned 24.72% of our outstanding common stock, including shares beneficially owned by Pacific Capital Group and certain shares beneficially owned by Canadian Imperial Bank of Commerce. Some of these individuals have also received amounts from us due to advisory services fees paid to Pacific Capital Group and its affiliates.

  Some of our directors and executive officers also serve as officers and directors of other companies. Additionally, some of our officers and directors are active investors in the telecommunications industry. Service as one of our directors or officers and as a director or officer of another company could create conflicts of interest when the director or officer is faced with decisions that could have different implications for us and the other company. A conflict of interest could also exist with respect to allocation of time and attention of persons who are our directors or officers and directors and officers of another company. The pursuit of these other business interests could distract these officers from pursuing opportunities on our behalf. These conflicts of interest could have a material adverse effect on our business, financial condition and results of operations.

  We cannot predict our future tax liabilities.

  We believe that a significant portion of the income derived from our undersea systems will not be subject to tax by any of (1) Bermuda, which currently does not have a corporate income tax, or (2) some other countries in which we conduct activities or in which our customers are located. However, we base this belief upon:

  .  the anticipated nature and conduct of our business, which may change;
     and

  . our understanding of our position under the tax laws of the various countries in which we have assets or conduct activities, which position is subject to review and possible challenge by taxing authorities and to possible changes in law, which may have retroactive effect.

  We cannot predict the amount of tax to which we may become subject and cannot be certain that any of these factors would not have a material adverse effect on our business, financial condition and results of operations.

  Our shareholders may be subject to Foreign Personal Holding Company, Passive Foreign Investment Company, Controlled Foreign Corporation and Personal Holding Company rules.

  We believe that neither we nor any of our non-United States subsidiaries are a foreign personal holding company and do not expect that either we or any of our affiliates will become a foreign personal holding company. However, we cannot assure you in this regard. If one of our shareholders is a United States person and we or one of our non-United States subsidiaries are classified as a foreign personal holding company, then that shareholder would be required to pay tax on its pro rata share of our or our relevant non-United States subsidiary's undistributed foreign personal holding income. We intend to manage our affairs so as to attempt to avoid or minimize having income imputed to United States persons under these rules, to the extent this management of our affairs would be consistent with our business goals, although we cannot assure you in this regard.

  We believe that we are not a passive foreign investment company and do not expect to become a passive foreign investment company in the future. However, we cannot assure you in this regard. In addition, our expectations are based, in part, on interpretations of existing law that we believe are reasonable, but which have not been approved by any taxing authority. If we were a passive foreign investment company, then any of our shareholders that is a United States person could be liable to pay tax at the then prevailing rates on ordinary income plus an interest charge upon some distributions by us or when that shareholder sold our capital stock at a gain.

  Furthermore, additional tax considerations would apply if we or any of our affiliates were a controlled foreign corporation or a personal holding company.

ITEM 2. PROPERTIES

  Our principal offices are located in leased premises in Hamilton, Bermuda, with corporate offices under lease in Beverly Hills, California; Morristown, New Jersey; and Rochester, New York. We also own or lease sales, administrative and support offices worldwide. In addition, our telecommunication services segment owns undersea cables crossing the Atlantic Ocean (AC-1 and AC-2); Pacific Ocean (58% economic interest in PC-1); Eastern United States and Caribbean (MAC); South America (SAC); eastern Asia (EAC); and Western United States, Mexico, Central & South America and Caribbean
(PAC); and primarily terrestrial cable systems connecting various cities within the United States (NAC), Europe (PEC), Japan (GAL) and Hong Kong (HGC). Our telecommunications services segment also owns or leases numerous cable landing stations throughout the world related to these undersea and terrestrial cable systems. GlobalCenter media distribution centers incorporate web hosting infrastructure and are connected to the Company's international fiber optic network. Media distribution centers are currently operational in leased premises in Sunnyvale and Anaheim, California; London, England; South Melbourne, Australia; Herndon, Virginia; and New York, New York.

  Our installation and maintenance services segment owns, leases and operates a fleet of vessels and submersible/remotely operated vehicles used in the planning, installation and maintenance of undersea fiber optic cable systems.

  Our ILEC services segment owns telephone properties which include: connecting lines between customers' premises and the central offices; central office switching equipment; buildings and land; and customer premise equipment. The connecting lines, including aerial and underground cable, conduit, poles, wires and microwave equipment, are located on public streets and highways or on privately owned land. We have permission to use these lands pursuant to local governmental consent or lease, permit, franchise, easement or other agreement.

  We believe that substantially all of our existing properties are in good condition and are suitable for the conduct of our business. A security interest in some of these properties, in particular some of our undersea cables, has been granted to lenders providing financing for those systems under non-recourse facilities or to Global Crossing generally under our corporate credit facility.

ITEM 3. LEGAL PROCEEDINGS

  On June 25, 1999, Frontier Corporation, a wholly-owned subsidiary of Global Crossing Ltd., was served with a summons and complaint in a lawsuit commenced in the New York State Supreme Court, Monroe County by a Frontier shareholder alleging that Frontier and its Board of Directors had breached their fiduciary duties to shareholders by endorsing a definitive merger agreement with the Company without having adequately considered an alternative merger proposal made by Qwest Communications International, Inc. The lawsuit was framed as a purported class action brought on behalf of all shareholders of Frontier and sought unstated compensatory damages and injunctive relief compelling Frontier's board to evaluate Frontier's suitability as a merger partner, to enhance Frontier's value as a merger candidate, to engage in discussions with Qwest about possible business combinations, to act independently to protect the interests of Frontier shareholders, and to ensure that no conflicts of interest exist which would prevent maximizing value to shareholders. In July 1999, three additional lawsuits were commenced against Frontier in the New York State Supreme Court on behalf of a number of individual shareholders seeking essentially identical relief. All four lawsuits were consolidated into a single proceeding pending in Rochester, New York. In February 2000, all four lawsuits were voluntarily withdrawn.

  On July 12, 1999 Frontier was served with a summons and complaint in a lawsuit commenced in New York State Supreme Court, New York County by a Frontier shareholder alleging that Frontier and its board breached their fiduciary duties by failing to obtain the highest possible acquisition price for Frontier in the definitive merger agreement with Global Crossing. The action has been framed as a purported class action and seeks compensatory damages and injunctive relief. The claims against Frontier were originally asserted in the same action as similar but separate claims against US WEST, Inc. However, the claims against Frontier have been severed from the US WEST claims. Global Crossing believes the asserted claims are without merit and is defending itself vigorously.

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

                                                            Price Range
                                                     --------------------------
                                                         1999          1998
                                                     ------------- ------------
                                                      High   Low    High   Low
                                                     ------ ------ ------ -----
     First Quarter.................................. $56.75 $19.25 $   -- $  --
     Second Quarter................................. $64.25 $39.05 $   -- $  --
     Third Quarter (from August 14, 1998)........... $41.88 $20.25 $12.75 $8.00
     Fourth Quarter................................. $55.75 $24.81 $23.50 $8.63

  The closing sale price of the common stock as reported by the NNM on March 3, 2000 was $56 7/16. As of March 3, 2000, there were 29,665 holders of record of our common stock.

Dividend Policy; Restriction on Payment of Dividends

  The Company does not anticipate paying cash dividends on our common stock in the foreseeable future. The terms of certain of our debt instruments also place limitations on our ability to pay dividends. Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

  In 1999, the Company issued the following equity securities that were not registered under the Securities Act of 1933, as amended:

  (a) 2,600,000 shares of 7% Cumulative Convertible Preferred Stock at a liquidation preference of $250.00 per share were issued on December 15, 1999 by GCL for net proceeds of approximately $630 million and sold to Salomon Smith Barney, Merrill Lynch & Co., Goldman, Sachs & Co., Chase Securities Inc., Morgan Stanley Dean Witter, CIBC World Markets, Donald, Lufkin & Jenrette and Credit Suisse First Boston as initial purchasers. Each share of preferred stock is convertible into 4.6948 shares of GCL common stock, based on a conversion price of $53.25 per share; and

  (b) 10,000,000 shares of 6 3/8% Cumulative Convertible Preferred Stock at a liquidation preference of $100.00 per share were issued on November 5, 1999 by GCL for net proceeds of approximately $969 million and sold to Merrill Lynch & Co., Goldman, Sachs & Co. and Salomon Smith Barney as initial purchasers. Each share of preferred stock is convertible into 2.2222 shares of GCL common stock, based on a conversion price of $45.00 per share.

  Each series of GCL preferred stock issued during 1999 was resold only to institutional investors that are "qualified institutional buyers" within the meaning of Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and was issued in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to transactions by an issuer not involving any public offering or the rules ad regulations thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Global Crossing selected historical financial information

  The table below shows selected historical financial information for Global Crossing. This information has been prepared using the consolidated financial statements of Global Crossing as of the dates indicated and for each of the years ended December 31, 1999 and 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997.

  In reading the following selected historical financial information, please note the following:

  . The statement of operations data for the year ended December 31, 1999 includes the results of Global Marine Systems for the period from July 2, 1999, date of acquisition, through December 31, 1999; the results of Frontier for the period from September 30, 1999, date of acquisition, through December 31, 1999; and the results of Racal Telecom for the period from November 24, 1999, date of acquisition, through December 31, 1999. The Consolidated Balance Sheet as of December 31, 1999 includes amounts related to Global Marine Systems, Frontier and Racal Telecom.

  . During the year ended December 31, 1999, Global Crossing recorded a $15 million expense, net of tax benefit, due to the adoption of Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities". See the "Cumulative effect of change in accounting principles" item in the Statement of Operations Data.

  . During the years ended December 31, 1999 and 1998, Global Crossing recognized $51 million and $39 million, respectively, of stock-related expense relating to stock options and rights to purchase stock issued during that period which entitle the holders to purchase common stock. See the "Stock-related expense" item in the Statement of Operations Data.

  . On December 15, 1999, GCL issued 2,600,000 shares of 7% cumulative convertible preferred stock at a liquidation preference of $250.00 for net proceeds of $630 million. Each share of preferred stock is convertible into 4.6948 shares of common stock based on a conversion price of $53.25. Dividends on the preferred stock are cumulative from the date of issue and will be payable on February 1, May 1, August 1 and November 1 of each year, beginning on February 1, 2000, at the annual rate of 7%.

  . On November 24, 1999, we completed our acquisition of Racal Telecom, a group of wholly owned subsidiaries of Racal Electronics plc, for approximately $1.6 billion in cash. Racal Telecom owns one of the most extensive fiber telecommunications networks in the United Kingdom, consisting of approximately 4,650 route miles of fiber and reaching more than 2,000 cities and towns.

  . On November 12, 1999, Global Crossing Holdings Ltd. ("GCH"), a wholly-owned subsidiary of GCL, issued two series of senior unsecured notes ("New Senior Notes"). The 9 1/8% senior notes are due November 15, 2006 with a face value of $900 million and the 9 1/2% senior notes are due November 15, 2009 with a face value of $1,100 million. The New Senior Notes are guaranteed by GCL. Interest will be paid on the notes on May 15 and November 15 of each year, beginning on May 15, 2000.

  . On November 5, 1999, GCL issued 10,000,000 shares of 6 3/8% cumulative convertible preferred stock at a liquidation preference of $100.00 for net proceeds of approximately $969 million. Each share of preferred stock is convertible into 2.2222 shares of common stock, based on a conversion price of $45.00. Dividends on the preferred stock are cumulative from the date of issue and will be payable on February 1, May 1, August 1 and November 1 of each year, beginning on February 1, 2000, at the annual rate of 6 3/8%.

  . On September 28, 1999, we completed the acquisition of Frontier Corporation in a merger transaction valued at over $10 billion, with Frontier shareholders receiving 2.05 shares of our common stock for each share of Frontier common stock held. Frontier is one of the largest long distance telecommunications companies in the United States and one of the leading providers of facilities-based integrated communications and Internet services.

  . On July 2, 1999, we completed our acquisition of the Global Marine Systems division of Cable & Wireless Plc for approximately $908 million in cash and assumed liabilities. Global Marine Systems owns the largest fleet of cable laying and maintenance vessels in the world and currently services more than a third of the world's undersea cable miles.

  . On May 16, 1999, Global Crossing entered into a definitive agreement to merge with U S WEST, Inc. On July 18, 1999, Global Crossing and U S WEST agreed to terminate their merger agreement, and U S WEST agreed to merge with Qwest Communications International Inc. As a result, U S WEST paid Global Crossing a termination fee of $140 million in cash and returned 2,231,076 shares of Global Crossing common stock purchased in a related tender offer, and Qwest committed to purchase capacity on the Global Crossing network at established market unit prices for delivery over the next four years and committed to make purchase price payments to Global Crossing for this capacity of $140 million over the nest two years. During the year ended December 31, 1999, Global Crossing recognized $210 million, net of merger related expenses, of other income in connection with the termination of the U S WEST merger agreement.

  . The "Termination of advisory services agreement" item in the Statements of Operations Data includes a charge for the termination of the advisory services agreement as of June 30, 1998. Global Crossing acquired the rights from those entitled to fees payable under the advisory services agreement in consideration from the issuance of common stock having an aggregate value of $135 million and the cancellation of approximately $3 million owed to Global Crossing under a related advance agreement. As a result of this transaction, Global Crossing recorded a non-recurring charge in the approximate amount of $138 million during the year ended December 31, 1998. In addition, Global Crossing recognized as an expense approximately $2 million of advisory fees incurred prior to termination of the contract.

  . Global Crossing granted warrants to Pacific Capital Group, Inc., a shareholder, and some of its affiliates for the Pacific Crossing, Mid-Atlantic Crossing and Pan American Crossing systems and related rights. The $275 million value of the common stock was originally allocated to "Construction in progress" in the amount of $112 million and as "Investment in and advances to/from affiliates" in the amount of $163 million. See the "property and equipment" item in the Balance Sheet Data. The "Investment in and advance to/from affiliates" item in the Balance Sheet Date includes $163 million as of December 31, 1999 and 1998, respectively, representing the value of the warrants described in the bullet point immediately above applicable to the Pacific Crossing system.

  . Adjusted EBITDA is defined as operating income (loss), plus goodwill amortization, depreciation and amortization, non-cash cost of capacity sold, stock related expenses, incremental cash deferred revenue and amounts relating to the termination of the advisory services agreement. This definition is consistent with financial covenants contained in the Company's major financial agreements. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The Company's calculation of adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

  The selected consolidated financial data as of December 31, 1999, 1998 and 1997, for the years ended December 31, 1999 and 1998 and for the period from March 19, 1997 (Date of Inception) to December 31, 1997, respectively, are derived from our audited consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes included in this Annual Report on Form 10-K.

                                                                  Period from
                                                                 March 19, 1997
                             Year Ended        Year Ended     (Date of Inception)
                          December 31, 1999 December 31, 1998 to December 31, 1997
                          ----------------- ----------------- --------------------
                           (In thousands, except share and per share information)
Statement of Operations
 Data:
Revenue.................     $ 1,664,824       $   419,866        $       --
                             -----------       -----------        -----------
Expenses:
 Cost of sales..........         850,483           178,492                --
 Operations,
  administration and
  maintenance...........         133,202            18,056                --
 Sales and marketing....         149,119            26,194              1,366
 Network development....          26,153            10,962                 78
 General and
  administrative........         210,107            26,303              1,618
 Stock related expense .          51,306            39,374                --
 Depreciation and
  amortization..........         124,294               541                 39
 Goodwill and
  intangibles
  amortization..........         127,621               --                 --
 Termination of advisory
  services agreement ...             --            139,669                --
                             -----------       -----------        -----------
                               1,672,285           439,591              3,101
                             -----------       -----------        -----------
Operating loss..........          (7,461)          (19,725)            (3,101)
Equity in income (loss)
 of affiliates..........          15,708            (2,508)               --
Minority interest.......          (1,338)              --                 --
Other income (expense):
 Interest income........          67,407            29,986              2,941
 Interest expense.......        (139,077)          (42,880)               --
 Other income, net......         180,765               --                 --
Provision for income
 taxes..................        (126,539)          (33,067)               --
                             -----------       -----------        -----------
Loss before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............         (10,535)          (68,194)              (160)
Extraordinary loss on
 retirement of debt.....         (45,681)          (19,709)               --
                             -----------       -----------        -----------
Loss before cumulative
 effect of change in
 accounting principle...         (56,216)          (87,903)              (160)
Cumulative effect of
 change in accounting
 principle, net of
 income tax benefit of
 $1,400.................         (14,710)              --                 --
                             -----------       -----------        -----------
Net loss................         (70,926)          (87,903)              (160)
Preferred stock
 dividends..............         (66,642)          (12,681)           (12,690)
Redemption of preferred
 stock..................             --            (34,140)                --
                             -----------       -----------        -----------
Net loss applicable to
 common shareholders....     $  (137,568)      $  (134,724)       $   (12,850)
                             ===========       ===========        ===========
Net Loss Per Common
 Share:
Loss applicable to
 common shareholders
 before extraordinary
 item and cumulative
 effect of change in
 accounting principle
Basic and diluted.......     $     (0.15)      $     (0.32)       $     (0.04)
                             ===========       ===========        ===========
Extraordinary item
Basic and diluted.......     $     (0.09)      $     (0.06)       $       --
                             ===========       ===========        ===========
Cumulative effect of
 change in accounting
 principle
Basic and diluted.......     $     (0.03)      $       --         $       --
                             ===========       ===========        ===========
Net loss applicable to
 common shareholders
Basic and diluted.......     $     (0.27)      $     (0.38)       $     (0.04)
                             ===========       ===========        ===========
Shares used in computing
 basic and diluted loss
 per share..............     502,400,851       358,735,340        325,773,934
                             ===========       ===========        ===========
Operating Data:
Cash from operating
 activities.............     $   506,084       $   208,727        $     5,121
Cash used for investing
 activities.............      (4,009,977)         (430,697)          (428,743)
Cash from financing
 activities.............       4,330,799         1,027,110            425,075
Adjusted EBITDA ........     $   708,181       $   364,948        $   343,233

                                                       December 31,
                                              ---------------------------------
                                                 1999         1998       1997
                                              -----------  ----------  --------
                                                      (In thousands)
Balance sheet data:
Current assets including cash and cash
 equivalents and restricted cash and cash
 equivalents................................  $ 2,946,533  $  976,615  $ 27,744
Long term restricted cash and cash
 equivalents................................      138,118     367,600       --
Long term accounts receivable...............       52,052      43,315       --
Capacity available for sale.................          --      574,849       --
Property and equipment, net ................    6,026,053     433,707   518,519
Other assets................................      661,442      65,757    25,934
Investment in and advances to/from
 affiliates, net............................      323,960     177,334       --
Goodwill and intangibles, net...............    9,557,422         --        --
                                              -----------  ----------  --------
 Total assets...............................  $19,705,580  $2,639,177  $572,197
                                              ===========  ==========  ========
Current liabilities.........................  $ 1,852,593  $  256,265  $ 90,817
Long term debt..............................    5,018,544   1,066,093   312,325
Deferred revenue............................      383,287      25,325       --
Deferred credits and other..................      796,606      34,174     3,009
                                              -----------  ----------  --------
Total Liabilities...........................    8,051,030   1,381,857   406,151
Minority interest...........................      351,338         --        --
Mandatorily redeemable and cumulative
 convertible preferred stock ...............    2,084,697     483,000    91,925
Shareholders' equity
 Common stock...............................        7,992       4,328     3,258
 Treasury stock.............................     (209,415)   (209,415)      --
 Other shareholders' equity.................    9,578,927   1,067,470    71,023
 Accumulated deficit........................     (158,989)    (88,063)     (160)
                                              -----------  ----------  --------
Total shareholders' equity..................    9,218,515     774,320    74,121
                                              -----------  ----------  --------
Total liabilities and shareholders' equity..  $19,705,580  $2,639,177  $572,197
                                              ===========  ==========  ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Matters

  During the third and fourth quarters of 1999, changes in the business activities of the Company, together with a newly effective accounting standard, caused the Company to modify certain of its practices regarding recognition of revenue and costs related to sales of capacity. None of the accounting practices described below affect the cash flows of the Company.

  As a result of Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" (FIN
43), which became effective July 1, 1999, revenue from terrestrial circuits sold after that date has been accounted for as operating leases and amortized over the terms of the related contracts. Previously, these sales had been recognized as current revenue upon activation of the circuits. This deferral in revenue recognition has no impact on cash flow.

  With the consummation of the Frontier acquisition on September 28, 1999, service offerings became a significant source of revenue. Consequently, the Company initiated service contract accounting for its subsea systems during the fourth quarter, because the Company, since that date, no longer holds subsea capacity exclusively for sale. As a result, since the beginning of the fourth quarter, investments in both subsea and terrestrial systems have been depreciated over their remaining economic lives, and revenue related to service contracts have been recognized over the terms of the contracts. Revenue and costs related to the sale of subsea circuits have been recognized upon activation if the criteria of sales-type lease accounting have been satisfied with respect to those circuits.

  During the fourth quarter, the Company's global network service capabilities were significantly expanded by the activation of several previously announced systems, and by the integration of other networks obtained through acquisition and joint venture agreements. With this network expansion, the Company began offering its customers flexible bandwidth products to multiple destinations, which makes the historical practice of fixed, point-to-point routing of traffic and restoration capacity both impractical and inefficient. To ensure the required network flexibility, the Company is modifying its standard capacity purchase agreement forms and its network management in a manner that will preclude the use of sales-type lease accounting.

  Because of these contract changes, and the network management required to meet customer demands for flexible bandwidth, multiple destinations, and system performance, the Company anticipates that most of the contracts for subsea circuits entered into after January 1, 2000 will be part of a service offering, and therefore will not meet the criteria of sales-type lease accounting and will be accounted for as operating leases. Consequently, revenue related to those circuits will be deferred and amortized over the appropriate term of the contract. In certain circumstances, should a contract meet all of the requirements of sales-type lease accounting, revenue will be recognized without deferral upon payment and activation.

  The Company notes that accounting practice and authoritative guidance regarding the applicability of sales-type lease accounting to the sale of capacity is still evolving. Based on the accounting practices described above, the Company believes that additional changes, if any, in accounting practice or authoritative guidance affecting sales of capacity would have little or no impact on its results of operations.

Results of Operations for the Years Ended December 31, 1999 and December 31,
1998

  HISTORICAL

  In 1999, the Company completed its merger with Frontier and its acquisitions of Global Marine Systems and Racal Telecom. Results for 1999 include operations of Global Marine Systems from July 2, 1999, Frontier from October 1, 1999 and Racal Telecom from November 24, 1999. Due to these transactions, the comparability of the Company's results of operations for the years ended December 31, 1999 and 1998 is limited.

  Revenue. Revenue for 1999 increased 296% to $1,665 million as compared to $420 million for 1998. The increase in revenue is attributable to the Frontier merger and the acquisitions of Global Marine Systems and Racal Telecom, as well as growth from our existing business.

  Cost of sales. Cost of sales during 1999 was $850 million (51% of revenue) compared to $178 million (43% of revenue) in 1998. This increase is primarily attributable to the Frontier merger and the Global Marine Systems and Racal Telecom acquisitions. Lower margins are partially due to lower prices of capacity sold to customers and wholesale cost of capacity purchased from unconsolidated joint ventures (GAL and PC-1), the Company's profit on which is included in equity in income of affiliates.

  Non-cash cost of undersea capacity sold was $292 million and $141 million during the years ended December 31, 1999 and 1998, respectively. For 1998 and the first nine months of the year ended December 31, 1999, the Company calculated costs of undersea capacity sold for AC-1 based on the ratio of the period's actual revenue to total expected future revenues given a minimum projected sales capacity of 1024 circuits (512 circuits in 1998) times the construction cost of the system. Beginning in the fourth quarter of 1999, the Company began to depreciate its undersea capacity and calculate cost of sales based on the estimated net book value of the circuit at the time of sale.

  Operations, administration and maintenance ("OA&M"). OA&M for the year ended December 31, 1999 was $133 million (8% of revenue), compared to $18 million (4% of revenue) for the year ended December 31, 1998. The increase is primarily the result of costs incurred in connection with the development of the Global Network Operations Center, expansion of the Global Crossing Network and the expenses of acquired companies.

  Sales and marketing. Sales and marketing costs for the year ended December 31, 1999 were $149 million (9% of revenue), compared to $26 million (6% of revenue) for the year ended December 31, 1998. The increase is primarily attributable to additions in headcount, occupancy costs, plus marketing costs, commissions paid and other promotional expenses to support the Company's rapid growth and the expenses of acquired companies.

  Network development. Network development costs for the year ended December 31, 1999 were $26 million (2% of revenue), compared to $11 million (3% of revenue) for the year ended December 31, 1998. The increase is primarily attributable to the additional salaries, employee benefits, travel and professional fees associated with the construction of the Global Crossing Network.

  General and administrative. General and administrative expenses for the year ended December 31, 1999 were $210 million (13% of revenue), compared to $26 million (6% of revenue) for the year ended December 31, 1998. Such charges are comprised principally of salaries, employee benefits and recruiting fees reflecting the Company's staffing for multiple systems, travel, professional fees, insurance costs and occupancy costs. The increase in general and administrative expenses is primarily attributable to the Frontier merger and the acquisitions of Global Marine Systems and Racal Telecom.

  Stock related expense. Stock related expenses for the year ended December 31, 1999 were $51 million (3% of revenue), which increased by $12 million from $39 million (9% of revenue) for the year ended December 31, 1998. The increase is due to the addition of employees granted in-the-money options.

  Depreciation and amortization. Depreciation and amortization for the year ended December 31, 1999 was $124 million (8% as a percentage of revenue), compared to $.54 million for the year ended December 31, 1998. This increase was driven by charges from the newly acquired companies and depreciation of subsea systems as of October 1, 1999.

  Goodwill amortization. Goodwill amortization for the year ended December 31, 1999 of $128 million (8% of revenue) resulted from the Company's merger with Frontier and acquisitions of Global Marine Systems and Racal Telecom during the year ended December 31, 1999. There was no goodwill amortization for the year ended December 31, 1998.

  Operating loss. The Company incurred an operating loss for the year ended December 31, 1999 of $7 million, compared to a loss of $20 million (5% of revenue) for the year ended December 31, 1998.

  Interest income and Interest expense. Interest income for the year ended December 31, 1999 was $67 million, compared to $30 million for the year ended December 31, 1998. The increase is due to earnings on investments of funds from financings and operations for the year ended December 31 1999. Interest expense for the year ended December 31, 1999 was $139 million, compared to $43 million for the year ended December 31, 1998, due to the merger with Frontier and the acquisitions of Global Marine Systems and Racal Telecom and increases in debt outstanding to support capital spending.

  Other income, net. Other income, net for the year ended December 31, 1999 resulted primarily from a $210 million payment by US West, Inc. in connection with the termination of its merger agreement with the Company, less related expenses.

  Provision for income taxes. The income tax provision of $127 million and $33 million for the years ended December 31, 1999 and 1998, respectively, provide for taxes on profits earned from telecommunications services, installation and maintenance services, ILEC services and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

  Extraordinary loss from retirement of debt. Extraordinary loss from retirement of debt of $46 million for the year ended December 31, 1999 compared to $20 million for the year ended December 31, 1998. During 1999, we recognized an extraordinary loss of $15 million in connection with the prepayment of existing debt in connection with the issuance of our $3 billion Senior Secured Credit Facility and an additional $31 million for the early extinguishment of $2 billion, in principal value, under the Senior Secured Credit Facility. During 1998, we recognized an extraordinary loss of $20 million in connection with the repurchase of GTH's outstanding senior notes ("GTH Senior Notes"), comprising a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

  Cumulative effect of change in accounting principle. The Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, during the year ended December 31, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. The Company incurred a one-time charge during the first quarter of $15 million, net of tax benefit, that represents start-up costs incurred and capitalized during previous periods.

  Net loss. During the year ended December 31, 1999, the Company reported a net loss of $71 million compared to a net loss of $88 million for the prior year.

  Net loss applicable to common shareholders. During the years ended December 31, 1999 and 1998, the Company reported a net loss applicable to common shareholders of $138 million and $135 million, respectively.

  Adjusted EBITDA. Adjusted EBITDA of $708 million in 1999 increased 94% from $365 million for the year ended December 31, 1998. The increase is primarily due to the inclusion of Frontier, Global Marine Systems and Racal as well as growth from our existing businesses for the year ended December 31, 1999.

PRO FORMA

  This section of Management's Discussion and Analysis of Financial Condition and Results of Operations focuses on pro forma information for the periods covered giving effect to the acquisitions from the beginning of each period. The Company's management believes that the pro forma results provide the most meaningful comparability among periods presented, since historical results reflect full-company operations only after the close of the Frontier merger and the acquisitions of Racal Telecom and Global Marine Systems. However, the pro forma data are not necessarily indicative of the results that would have been achieved had such transactions actually occurred at the beginning of each period, nor are they necessarily indicative of the Company's future results.

  The following reflects the pro forma results of operations for the years ended December 31, 1999 and 1998.

                                                          For the year ended
                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                            (In thousands)
REVENUE:
  Telecommunications services .........................  $3,071,553  $2,591,066
  Installation and maintenance services................     334,153     322,017
  Incumbent local exchange carrier services............     729,231     701,935
  Corporate and other..................................       4,960      28,503
                                                         ----------  ----------
                                                          4,139,897   3,643,521
                                                         ----------  ----------
EXPENSES:
  Operating, selling, general and administrative.......   3,433,024   2,807,671
  Stock related expense................................      51,306      39,374
  Depreciation and amortization........................     363,427     262,847
  Goodwill amortization................................     506,928     506,928
  Termination of Advisory Services Agreement...........         --      139,669
                                                         ----------  ----------
                                                          4,354,685   3,756,489
                                                         ----------  ----------
OPERATING LOSS.........................................    (214,788)   (112,968)
EQUITY IN LOSS OF AFFILIATES...........................        (747)    (21,180)
MINORITY INTEREST......................................      (1,338)        --
OTHER INCOME (EXPENSE):
  Interest income......................................      76,528      42,877
  Interest expense.....................................    (345,956)   (283,984)
  Other income, net....................................     178,931      23,641
                                                         ----------  ----------
LOSS BEFORE PROVISION FOR INCOME TAXES, EXTRAORDINARY
 ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE.............................................    (307,370)   (351,614)
  Provision for income taxes...........................    (155,174)   (123,268)
                                                         ----------  ----------
LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE........................    (462,544)   (474,882)
  Preferred stock dividends ...........................     (92,171)    (38,181)
                                                         ----------  ----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS BEFORE
 EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE..................................  $ (554,715) $ (513,063)
                                                         ==========  ==========
Adjusted EBITDA........................................  $1,150,644  $1,071,969
                                                         ==========  ==========

  Pro forma revenue--Telecommunications services. Pro forma revenue for the telecommunications services segment for the years ended December 31, 1999 and 1998 resulted from sales of the following products:

                                                          For the year ended
                                                             December 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
                                                         (In thousands, except
                                                               minutes)
PRODUCT REVENUE:
  Switched Voice....................................... $ 1,386,124 $ 1,416,088
  CLEC (Local and LD)..................................     223,021     153,109
                                                        ----------- -----------
    Total Business Voice Products......................   1,609,145   1,569,197
  Data.................................................   1,274,689     782,087
  Consumer long distance...............................     187,719     239,782
                                                        ----------- -----------
TOTAL PRODUCT REVENUE.................................. $ 3,071,553 $ 2,591,066
                                                        =========== ===========
MINUTES................................................  20,472,178  14,481,697
                                                        =========== ===========

  In North America, data products continued to grow at triple digit rates-- data product revenue (primarily private line) from telecommunication carrier customers grew 588% for the full year. Frame relay revenue, sales from dedicated internet and web hosting revenue increased 304%, 159% and 187%, respectively, over the prior year. Competitive Local Exchange Carrier (CLEC) revenue increased 46% year-on-year.

  Revenue from telecommunication commercial customers increased to $1.27 billion for the year ended December 31, 1999 from $1.26 billion for the year ended December 31, 1998. Revenue from telecommunication consumer customers fell to $188 million for the year ended December 31, 1999 from $240 million for the year ended December 31, 1998. Revenue from telecommunication carrier customers experienced a 48% increase in revenue year-on-year, from $1.09 billion to $1.61 billion, driven by strong growth in international city to city circuit activations and an 87% increase in wholesale minutes sold on a year-on-year basis.

  Pro forma revenue--Installation and maintenance services. Pro forma revenue increased by 4% year-on-year, despite delays in the installation of TAT-14 and U.S.-Japan cables, which had been scheduled for installation during the fourth quarter of 1999. Global Marine Systems added three ships to their fleet during the year to service the Company's growth in subsea cable installations. Revenue from maintenance increased from $117 million to $139 million, while revenue from installation decreased from $205 million to $195 million.

  Pro forma revenue--ILEC services. The following table provides supplemental pro forma detail for the ILEC segment:

                                                                      December
                                                                         31,
                                                                     -----------
                                                                     1999  1998
                                                                     ----- -----
                                                                         (In
                                                                     thousands)
ACCESS LINES:
  Commercial........................................................   335   327
  Consumer..........................................................   737   718
                                                                     ----- -----
TOTAL ACCESS LINES.................................................. 1,072 1,045
                                                                     ===== =====

  The ILEC segment continued to exceed service metrics required by the New York State Public Service Commission. Revenue increased by 4% year-on-year. Market deployment of the consumer ADSL product, Lightning Link, was initiated in selected markets in the fourth quarter.

  Operating, selling, general and administrative. Operating, selling, general and administrative expenses of $3,433 million for the year ended December 31, 1999 increased by 22% from $2,808 million for the year ended December 31, 1998. This change resulted from costs of new systems being activated, cost of sales relating to increased revenues, occupancy costs, marketing costs, commissions paid and overall Company growth and staffing for multiple systems.

  Non-cash cost of undersea capacity sold, included in operating, selling, general and administrative expenses, was $292 million and $141 million during the years ended December 31, 1999 and 1998, respectively. For 1998 and the first nine months of 1999, the Company calculated costs of undersea capacity sold based on the ratio of the period's actual revenue to total expected future revenues given a minimum projected sales capacity multiplied by the construction cost of the system. Beginning in the fourth quarter of 1999, the Company began to depreciate the undersea capacity and calculate cost of sales based on the estimated net book value of the circuit at the time of sale.

  Stock related expense. Stock related expense of $51 million for the year ended December 31, 1999, increased 30% from $39 million for the year ended December 31, 1998 as a result of additional stock options issued below fair market value.

  Depreciation and amortization. Depreciation and amortization of $363 million for the year ended December 31, 1999 increased 38% from $263 million for the year ended December 31, 1998. This increase was primarily due to the depreciation of subsea and terrestrial systems during 1999.

  Operating loss. The Company incurred an operating loss for the year ended December 31, 1999 of $215 million compared to a loss of $113 million for the year ended December 31, 1998.

  Equity in loss of affiliates. Equity in loss of affiliates of $0.7 million for the year ended December 31, 1999 compared to a loss of $21 million for the year ended December 31, 1998. The decrease in the net loss is primarily due to sales of capacity on certain segments of PC-1 which became available for sale in 1999.

  Interest income and Interest expense. Interest income of $77 million for the year ended December 31, 1999 compared to $43 million for the year ended December 31, 1998, due to earnings on investments of additional funds from financings and operations during the year ended December 31, 1999. Interest expense of $346 million for the year ended December 31, 1999 compared to interest expense of $284 million for the year ended December 31, 1998, due to the merger with Frontier and the acquisition of Global Marine Systems and Racal Telecom and increases in debt outstanding to support capital spending.

  Other income, net. Other income of $179 million for the year ended December 31, 1999 compared to $24 million for the year ended December 31, 1998. The increase is primarily a result of the receipt of a $210 million payment by US West, Inc. in connection with the termination of its merger agreement with the Company, less related expenses.

  Provision for income taxes. The income tax provision of $155 million and $123 million for the years ended December 31, 1999 and 1998, respectively, provides for taxes on profits earned from telecommunications services, installation and maintenance, ILEC Services and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

  Preferred stock dividends. Preferred stock dividends of $92 million for the year ended December 31, 1999 compared to $38 million in 1998. The increase was attributable to payment of dividends on $1.5 billion of preferred shares issued during the year ended December 31, 1999.

  Adjusted EBITDA. Adjusted EBITDA of $1,151 million for the years ended December 31, 1999 increased 7% from $1,072 in 1998. The increase was primarily due to increased capacity sales and other data products, partially off-set by the Company's increased spending to augment its sales force, add network and web hosting capacity, add to its fleet of installation and maintenance vessels, activate new fiber optic systems, and consummate and integrate its acquisitions.

Historical Results of Operations for the Year Ended December 31, 1998 and the Period from March 19, 1997 (Date of Inception) to December 31, 1997

  Revenue. During the year ended December 31, 1998, the Company executed firm commitments to sell capacity on our systems plus the sale of dark fiber on PEC totaling $911 million. Of this amount, the Company recognized revenue of $418 million on sales of capacity relating to AC-1 for the year ended December 31, 1998, in addition to revenue from operations and maintenance services of $6 million.

  Cost of sales. For the year ended December 31, 1998, the Company recognized $178 million in cost of capacity sold, resulting in a gross margin on capacity sales of 57%. Cost of capacity sold for the year ended December 31, 1998 also includes $38 million relating to terrestrial capacity sold which the Company had purchased from third parties. The Company calculated undersea cost of capacity sold for AC-1 based on the ratio of the period's actual revenue to total expected revenue, assuming minimum projected sales capacity of 512 circuits, multiplied by the construction cost of the system. This calculation of cost of sales matches costs with the relative value of each sale. There were no sales or related costs recognized during the period from March 19, 1997 (Date of Inception) to December 31, 1997, as the Company was in our development stage.

  Operations, administration and maintenance ("OA&M"). The Company incurred OA&M costs of $18 million during the year ended December 31, 1998. The Company entered into an agreement with TSSL relating to operations, administration and maintenance of AC-1, which limits our total OA&M expense for the system. The Company anticipates that our OA&M costs will be largely recovered through charges to our customers under the terms of CPAs. There were no OA&M costs during the period from March 19, 1997 (Date of Inception) to December 31, 1997, as the Company was in its development stage.

  Sales and marketing. During the year ended December 31, 1998, the Company incurred sales and marketing expenses of $26 million, including selling commissions of $20 million incurred on capacity sales recognized during this period. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, the Company incurred sales and marketing costs of approximately $1 million. The increase from 1997 was due to additions in personnel and occupancy costs, plus marketing, commissions paid and other promotional expenses to support our rapid growth.

  Network development. The Company incurred network development costs during the year ended December 31, 1998 of $11 million relating to the development of systems. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, these costs were $0.1 million. The increase from 1997 was due to additional personnel, and costs to explore new projects.

  General and administrative. General and administrative expenses totaled $26 million during the year ended December 31, 1998 and were comprised principally of salaries, employee benefits and recruiting fees for staffing of multiple systems, travel, insurance costs and rent expenses, plus depreciation and amortization. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, we incurred general and administrative costs of $2 million.

  Termination of Advisory Services Agreement with PCG Telecom Services LLC. In connection with the development and construction of AC-1, the Company entered into an Advisory Services Agreement with PCG Telecom Services LLC, an affiliate, providing for the payment by us of an advisory fee of 2% of the gross revenue of ACL over a 25 year term. Our Board of Directors also approved similar advisory fees and authorized us to enter into similar agreements with respect to other cable systems under development by us. The Company has acquired the rights of the persons entitled to the fees payable under these agreements in consideration for the issuance to such persons of shares of our common stock, which had at the time of issuance an aggregate value of $135 million, and the cancellation of approximately $3 million owed to us under a related advance agreement. In addition, the Company recognized approximately $2 million of advisory fees incurred prior to termination of the contract.

  Stock related expense. Through December 31, 1998, the Company recorded as a charge to paid-in capital $94 million of unearned compensation relating to awards under our stock incentive plan plus the grant of certain economic rights and options to purchase common stock granted to a senior executive. The unearned compensation is being recognized as an expense over the vesting period of these options and economic rights.

  For the year ended December 31, 1998, the Company recognized as an expense $31 million of stock related compensation relating to our stock incentive plan and $6 million for the vested economic rights to purchase common stock and $2 million in respect of shares of common stock issued during the year. The remaining $57 million of unearned compensation will be recognized as follows:
$28 million in 1999, $21 million in 2000 and $8 million in 2001. Our stock incentive plan commenced in January 1998, and therefore no issuances were made during the period from March 19, 1997 (Date of Inception) to December 31, 1997.

  Equity in loss of affiliates. During 1998, the Company entered into joint venture agreements to construct and operate PC-1 and GAL. PC-1 is owned and operated by PCL. The Company has an economic interest in PCL represented by a 50% direct voting interest and, through one of the joint venture partners, a further 8% economic non-voting interest. The Company has a 49% interest in Global Access Ltd., which operates GAL. Our equity in the loss of PC-1 for the year ended December 31, 1998 was $3 million.

  Interest income. The Company reported interest income of $30 million during the year ended December 31, 1998 and $3 million during the period from March 19, 1997 (Date of Inception) to December 31, 1997. Such interest income represents earnings on cash raised from financing, the IPO, the issuance of the GCH Preferred Stock, operations and CPA deposits.

  Interest expense. During the year ended December 31, 1998, the Company incurred $93 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, the Company capitalized to construction in progress interest of $50 million and expensed $43 million. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, the Company incurred interest expense of $10 million, which was capitalized to construction in progress.

  Provision for income taxes. The income tax provision of $33 million for the year ended December 31, 1998 provides for taxes on profits earned from capacity sales and OA&M revenue where our subsidiaries have a presence in taxable jurisdictions. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, the Company incurred operating losses, which relate to non-taxable jurisdictions and therefore cannot be applied against future taxable earnings. Accordingly, no tax provision or deferred tax benefit was recorded as of December 31, 1997.

  Extraordinary item. During May 1998, the Company recognized an extraordinary loss of $20 million in connection with the repurchase of GTH's outstanding senior notes ("GTH Senior Notes"), comprising a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

  Net loss. The Company incurred a net loss of $88 million for the year ended December 31, 1998, compared to a net loss of $0.2 million in the period from March 19, 1997 (Date of Inception) to December 31, 1997. The net loss for the year ended December 31, 1998 reflects an extraordinary loss on retirement of the GTH Senior Notes of $20 million and a non-recurring charge of $140 million relating to the termination of the Advisory Services Agreement. Our net income before these items was $72 million.

  Preferred stock dividends. During the year ended December 31, 1998, the Company recorded preferred stock dividends of approximately $13 million. Preferred stock dividends for the period from March 19, 1997 (Date of Inception) to December 31, 1997 were $13 million. Of the $13 million recorded in 1998, $4 million relates to the GCH Preferred Stock issued during December 1998.

  Redemption of preferred stock. The redemption of GTH's outstanding preferred stock ("GTH Preferred Stock") occurred in June 1998 and resulted in a $34 million charge against equity. This amount was comprised of a $16 million redemption premium and a write-off of $18 million of unamortized discount and issuance costs. The redemption premium and write-off of unamortized discount and issuance costs are treated as a deduction to arrive at net loss applicable to common shareholders in the consolidated statements of operations.

  Net loss applicable to common shareholders. During the year ended December 31, 1998, the Company reported a net loss applicable to common shareholders of $135 million. This loss reflects preferred stock dividends of $13 million and the redemption cost of GTH Preferred Stock of $34 million. During the period from March 19, 1997 (Date of Inception) to December 31, 1997, the Company incurred a net loss applicable to common shareholders of $13 million after GTH Preferred Stock dividends of $13 million.

Liquidity and Capital Resources

  On December 15, 1999, Global Crossing issued $650 million aggregate liquidation preference of 7% cumulative convertible preferred stock. The preferred stock is convertible into common stock of Global Crossing based upon a conversion price of $53.25 per share.

  On November 24, 1999, the Company entered into a GBP 675 million (approximately $1,091 million as of December 31, 1999) credit facility to finance the acquisition of Racal Telecom. As of December 31, 1999, the Company had an outstanding balance of $646 million under the Racal Term Loan A.

  On November 12, 1999, Global Crossing Holdings Ltd. issued $1.1 billion in aggregate principal amount of its 9 1/2% Senior Notes Due 2009, and $0.9 billion in aggregate principal amount of its 9 1/8% Senior Notes Due 2006. The proceeds were partially used to pay down the term loans under the Company's Corporate Credit Facility.

  On November 5, 1999, Global Crossing issued $1.0 billion aggregate liquidation preference of 6 3/8% cumulative convertible preferred stock. The preferred stock is convertible into common stock of Global Crossing based upon a conversion price of $45.00 per share.

  On July 2, 1999, Global Crossing entered into a $3 billion senior secured corporate credit facility with a group of several lenders and The Chase Manhattan Bank as administrative agent. The initial proceeds under the facility were used to refinance outstanding balances under the AC-1 and MAC project finance facilities, to refinance balances under a vendor financing arrangement with Lucent, to refinance debt used for the purchase of the Global Marine business from Cable and Wireless and for general corporate purposes. As of December 31, 1999, the Company had a remaining available balance of $308 million under the senior secured corporate credit facility. In connection with the issuance of the Senior Notes Due 2006 and the Senior Notes Due 2009, a portion of the proceeds were used to pay down the term loans under the Corporate Credit Facility.

  Global Crossing initially financed the approximately $908 million Global Marine Systems acquisition, which was completed in July 1999, with approximately $600 million in committed bank financing and the remainder with cash on hand. This initial indebtedness was refinanced through borrowings under Global Crossing's senior secured corporate credit facility.

  After giving effect to the financings listed above, as of December 31, 1999, the Company had $1,865 million of both restricted and unrestricted cash and cash equivalents. As of December 31, 1999, the Company had $8,051 million of total liabilities, including $5,056 million in senior indebtedness, of which $1,295 million was secured. As of such date, Global Crossing Ltd. additionally had outstanding cumulative convertible preferred stock with a face value of $1,650 million. Our subsidiary, Global Crossing Holdings, also has mandatorily redeemable preferred stock outstanding with a face value of $500 million. In addition, our unconsolidated Pacific Crossing joint venture entered into an $850 million non-recourse credit facility, under which it had incurred $750 million of indebtedness as of December 31, 1999.

  Global Crossing estimates the remaining total cost of developing and deploying the announced systems on the Global Crossing Network to be approximately $5 billion, excluding costs of potential future upgrades and the amounts capitalized with respect to warrants issued in exchange for the rights to construct MAC and PAC. Financing to complete the Global Crossing Network is expected to be obtained from common stock, preferred stock, bank financing or through other corporate financing. Some of this financing is expected to be incurred by wholly-owned subsidiaries or joint venture companies, as well as by GCL.

  The Company has extended limited amounts of financing to customers in connection with certain capacity sales. The financing terms provide for installment payments of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

  Cash provided by operating activities was $506 million and $209 million for the years ended December 31, 1999 and 1998, respectively. The balances principally represent cash received from capacity sales, and interest income received, less sales and marketing, network development, general and administrative and interest expenses paid.

  Cash used in investing activities was $4,010 million and $431 million for the years ended December 31, 1999 and 1998, respectively, and represents cash paid for construction in progress, acquisitions (net of cash acquired), purchases of property, plant and equipment and cash investments in affiliates.

  Cash provided by financing activities was $4,331 million for the year ended December 31, 1999 and primarily represents borrowings under the senior secured corporate facility, issuance of senior notes and proceeds from the issuance of preferred stock, partially offset by repayments of borrowings under long term debt. Cash provided by financing activities was $1,027 million for the year ended December 31, 1998 and primarily relates to proceeds from borrowings under the AC-1 and MAC Credit Facilities, proceeds from the issuance of GCH Senior Notes, the GCH Preferred Stock and our IPO, less amounts paid for finance and organization costs, the issuance of common preferred stock, the repayment of long term debt, the redemption of the GTH Preferred Stock, the retirement of the GTH Senior Notes and the increase in amounts held in restricted cash and cash equivalents.

  Global Crossing has a substantial amount of indebtedness. Based upon the current level of operations, management believes that the Company's cash flows from operations, together with available borrowings under its credit facility, and its continued ability to raise capital, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, acquisitions and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If the Company is unable to generate sufficient cash flow and raise capital to service the Company's debt, the Company may be required to reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing.

Inflation

  Management does not believe that its business is impacted by inflation to a significantly different extent than the general economy.

Year 2000 Compliance

  Prior to December 31, 1999, the Company took all actions that it believed to be necessary to insure that its business operations would be Year 2000 ("Y2K") compliant. In particular, the Company established a Y2K compliance task force, reviewed the status of the Company's systems, submitted information requests to third party service providers, received assurances regarding Y2K compliance from its major suppliers and developed contingency plans to address any potential Y2K compliance failure. The Company expended approximately $40 million on a pro forma basis through December 31, 1999 on its Y2K readiness efforts, principally relating to remediation efforts made in the businesses operated by Frontier Corporation.

  The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Y2K issue. In addition, the Company is not aware of any significant Y2K issues or problems that may have arisen for its significant customers and suppliers.

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

  Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of bank accounts and other treasury and cash management activities. The Company has not yet set conversion dates for certain of its accounting systems, statutory reporting and tax books, but will do so during 2000. The financial institutions with which the Company has relationships have transitioned to the Euro successfully and are issuing statements in dual currencies.

  The Company continues to address these transition issues and does not expect the transition to the Euro to have a material effect on the results of operations or financial condition of the Company. The Company does not expect the cost of system modifications to be material and the Company will continue to evaluate the impact of the Euro conversion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions, and the Company does not engage in such transactions for speculative purposes.

                                                                                                  Fair Value
                                                                                             ---------------------
 Expected maturity dates    2000   2001     2002     2003     2004    Thereafter    Total    12/31/1999 12/31/1998
 -----------------------   ------ -------  -------  ------- --------  ----------  ---------- ---------- ----------
                                                             (in thousands)
 DEBT
 9 1/2% Senior Notes due
  2009...................     --      --       --       --       --   $1,100,000  $1,100,000 $1,086,937       N/A
  Average interest
   rates--fixed..........                                                    9.5%
 9 1/8% Senior Notes due
  2006...................     --      --       --       --       --      900,000     900,000    889,313       N/A
  Average interest
   rates--fixed..........                                                    9.1%
 9 5/8% Senior Notes due
  2008...................     --      --       --       --       --      800,000     800,000    798,000  $834,000
  Average interest
   rates--fixed..........                                                    9.6%
 Senior Secured Revolving
  Credit Facility........     --      --       --       --  $648,597         --      648,597    648,597       N/A
  Average interest
   rates--variable.......                                         (1)
 Racal Term Loan A.......     --      --       --       --    97,000     549,130     646,130    646,130       N/A
  Average interest
   rates--variable.......                                                     (2)
 Medium-Term Notes,
  7.51%-9.3%, due 2000 to
  2004...................     --  $71,500  $40,000      --   107,500         --      219,000    219,892       N/A
  Average interest
   rates--fixed..........     --      8.9%     7.5%              9.3%        9.0%
 7 1/4% Senior Notes due
  2004...................     --      --       --       --   300,000         --      300,000    282,220       N/A
  Average interest
   rates--fixed..........                                        7.3%
 6% Dealer Remarketable
  Securities (DRS) due
  2013...................     --      --       --       --       --      200,000     200,000    187,182       N/A
  Average interest
   rates--fixed..........                                                     (3)
 Other...................  $5,496 $49,911  $ 3,618  $38,336   14,158  $  130,509     242,028    234,926       N/A
  Average interest
   rates--fixed..........                                                     (4)
 DERIVATIVE INSTRUMENTS
 Interest rate swap
  floating for fixed
  Contract notional
  amount.................     --      --       --       --  $200,000         --   $  200,000 $  206,602       N/A
  Fixed rate paid by
   counterparty..........                                        7.3%
  Floating rate paid by
   GCL...................                                         (5)

--------
(1) The interest rate is US dollar LIBOR + 2.25% which was 8.4% as of December 31, 1999.
(2) The interest rate is British pound LIBOR + 2.5% which was 8.4% as of December 31, 1999.
(3) The interest rate is fixed at 6.0% until October 2003. At that time, the remarketing dealer (J.P. Morgan) has the option to remarket the notes at prevailing interest rates or tender the notes for redemption.
(4) Includes $58,557 of fixed rate debt with interest rates ranging from 2.0% to 9.0%. $48,460 of floating rate debt with an interest rate of British pound LIBOR + 2.5%, which was 8.4% as of December 31, 1999.
(5) The interest rate is US dollar LIBOR + 1.26%, which is set in arrears.

Foreign Currency Risk

  For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations. None of the Company's translation adjustments were material as of and for the years ended December 31, 1999 and 1998.

  For those subsidiaries not using the U.S. Dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. As of and for the year ended December 31, 1999, the Company incurred a foreign currency translation adjustment of $21 million. For the year ended December 31, 1998, the translation adjustments were immaterial.

  Foreign currency forward transactions are used by the Company to hedge exposure to foreign currency exchange rate fluctuations. The Euro was the principal currency hedged by the Company. Changes in the value of forward foreign exchange contracts, which are designated as hedges of foreign currency denominated assets and liabilities, are classified in the same manner as changes in the underlying assets and liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the index included on page F-1, Index to Consolidated Financial Statements and Schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the names, ages and positions of the directors and executive officers of GCL. The Bye-laws of GCL provide for a Board of Directors consisting of up to 20 members divided into three classes with terms of three years each. At the 1999 Annual General Meeting of Shareholders, Messrs. Brown, Casey, Conway, McDonald and Porter were elected Class A Directors with a term expiring in 2000; Messrs. Annunziata, Cook, Hippeau, Kent, Lee, Raben and Scanlon were elected Class B Directors with a term expiring in 2001; and Messrs. Bloom, Clayton, Kehler, McCorkindale, Steed and Winnick were elected Class C Directors with a term expiring in 2002. Mr. Hindery was appointed a Class A Director by the Board effective February 9, 2000. Mr. Fok was appointed a Class A Director by the Board effective February 28, 2000.

                Name               Age                 Position
                ----               ---                 --------
   Gary Winnick...................  52    Chairman of the Board and Director
   Lodwrick M. Cook...............  71  Co-Chairman of the Board and Director
   Leo J. Hindery, Jr. ...........  52  Chief Executive Officer and Director;
                                        Chairman and Chief Executive Officer,
                                                  GlobalCenter Inc.
   Thomas J. Casey................  48 Vice Chairman of the Board and Director
   David L. Lee...................  50  President, Chief Operating Officer and
                                                       Director
   Joseph P. Clayton..............  50   Director; President, Global Crossing
                                                    North America
   Jack M. Scanlon................  58  Director; Vice Chairman of the Board,
                                                 Asia Global Crossing
   Abbott L. Brown................  56    Senior Vice President and Director
   Barry Porter...................  42    Senior Vice President and Director
   Dan J. Cohrs...................  47     Senior Vice President and Chief
                                                  Financial Officer
   John L. Comparin...............  47  Senior Vice President, Human Resources
   James C. Gorton................  38    Senior Vice President and General
                                                       Counsel
   John A. Scarpati...............  48       Chief Administrative Officer
   Robert B. Sheh.................  60  Executive Vice President, Construction
                                                    and Operations
   Edward Mulligan................  44      Senior Vice President, Network
                                                      Operations
   William B. Carter..............  55  President, Global Crossing Development
                                         Co.; Chief Executive Officer, Global
                                                    Marine Systems
   S. Wallace Dawson, Jr. ........  54       President, Atlantic Crossing
   Robert Annunziata..............  52                 Director
   Jay R. Bloom...................  44                 Director
   William E. Conway, Jr. ........  50                 Director
   Eric Hippeau...................  48                 Director
   Dean C. Kehler.................  43                 Director
   Geoffrey J.W. Kent.............  57                 Director
   Canning Fok Kin-ning...........  48                 Director
   Douglas H. McCorkindale........  60                 Director
   James F. McDonald..............  60                 Director
   Bruce Raben....................  46                 Director
   Michael R. Steed...............  50                 Director

   Gary Winnick--Mr. Winnick, founder of GCL, has been Chairman of the Board of GCL since March 1997. Mr. Winnick is the founder and has been the Chairman and Chief Executive Officer of Pacific Capital Group, Inc. ("PCG"), a leading merchant bank specializing in telecommunications, media and technology, which has a substantial equity investment in GCL, since 1985.

   Lodwrick M. Cook--Mr. Cook has been Co-Chairman of the Board of GCL since September 1997 and Vice Chairman and Managing Director of PCG since 1997. He became Chairman of Global Marine Systems, a wholly-owned subsidiary of GCL, in 1999. Prior to joining PCG, Mr. Cook spent 39 years at Atlantic Richfield Co., last serving as Chairman of the Board of Directors from 1986 to 1995, when he became Chairman Emeritus. Mr.Cook is also a member of the Board of Directors of Castle & Cooke, Inc., Litex, Inc. and 911Notify.com.

   Leo J. Hindery, Jr.--In February 2000, Mr. Hindery was named CEO of GCL. Mr. Hindery has been a GCL Director since February 2000 and Chairman and Chief Executive Officer of GCL's GlobalCenter Inc. subsidiary since December 1999. Prior thereto, he had been President and Chief Executive Officer of AT&T's Broadband and Internet Services division since March 1999. From March 1997 until March 1999, Mr. Hindery was President of Tele-Communications, Inc., a cable television and programming company. Prior thereto, he was Managing General Partner of InterMedia Partners, a cable television operation that he founded in 1988.

   Thomas J. Casey--Mr. Casey has been Vice Chairman and a Director since December 1998, after having been appointed Managing Director of GCL in September 1998. Prior to joining GCL, Mr. Casey was co-head of Merrill Lynch & Co.'s Global Communications Investment Banking Group for three years. From 1990 to 1995, Mr. Casey was a partner and co-head of the telecommunications and media group of the law firm of Skadden, Arps, Slate, Meagher and Flom. Mr. Casey also serves as president of PCG.

   David L. Lee--Mr. Lee has been President and Chief Operating Officer and a Director of GCL since March 1997. He has also been a managing director of PCG since 1989.

   Joseph P. Clayton--Mr. Clayton has been a Director of GCL since September 1999. He has also served as President, Global Crossing North America since that time. Mr. Clayton was Vice-Chairman of GCL from September 1999 to March 2000. Prior to the Merger with Global Crossing, Mr. Clayton was Chief Executive Officer of Frontier since August 1997 having served as Frontier's President and Chief Operating Officer from June 1997 to August 1997. Prior thereto, he was Executive Vice President, Marketing and Sales--Americas and Asia, Thomson Consumer Electronics, a worldwide leader in the consumer electronics industry.

   Jack M. Scanlon--Mr. Scanlon has been a Director since April 1998 and Vice-Chairman of Asia Global Crossing since 1999. Mr. Scanlon was Chief Executive Officer of GCL from April 1998 to March 1999 and Vice Chairman of GCL from March 1999 to March 2000. Prior to joining GCL, Mr. Scanlon was President and General Manager of the Cellular Networks and Space Sector of Motorola Inc. and had been affiliated with Motorola Inc. since 1990.

   Abbott L. Brown--Mr. Brown has been a Senior Vice President and a Director of GCL since 1997. He had been a managing director and Chief Financial Officer of PCG from 1994 to 1998. From 1990 through 1994, Mr. Brown was Executive Vice President, Chief Financial Officer and a member of the board of directors of Sony Pictures Entertainment, Inc., a subsidiary of Sony Corporation.

   Barry Porter--Mr. Porter has been a Senior Vice President and a director of GCL since 1997. He has also been a managing director of PCG since 1993. Prior thereto, Mr. Porter had been a Senior Managing Director in the investment banking department of Bear, Stearns & Co., Inc.

   Dan J. Cohrs--Mr. Cohrs has been Senior Vice President and Chief Financial Officer of GCL since May 1998. From 1993 to 1998, Mr. Cohrs was affiliated with GTE Corporation, rising to the position of Vice President and Chief Planning and Development Officer in 1997.

   John L. Comparin--Mr. Comparin has been Senior Vice President, Human Resources of GCL since August 1999. Prior thereto, Mr. Comparin had been Senior Vice President--Human Resources of ALLTEL Corporation, an information technology company that provides wireline and wireless communications and information services.

   James C. Gorton--Mr. Gorton has been Senior Vice President and General Counsel of GCL since July 1998, and also served as Secretary of GCL from August 1998 through September 1999. From 1994 to 1998, Mr. Gorton was a partner in the New York law firm of Simpson Thacher & Bartlett.

   John A. Scarpati--Mr. Scarpati was appointed Chief Administrative Officer of GCL in December 1999. He previously served as Vice President and Chief Financial Officer at AT&T Business Services Group from 1998 to 1999. Prior thereto, Mr. Scarpati served since 1984 in various executive officer positions for the Teleport Communications Group, including Senior Vice President and Chief Financial Officer.

   Robert B. Sheh--Mr. Sheh has been Executive Vice President, Construction and Operations since February 1999. From 1992 to 1998, Mr. Sheh served as President and Chief Executive Officer of International Technology Corporation, an environmental management services firm, and as Chairman and Chief Executive of Air & Water Technologies, an environmental management services firm. From 1989 to 1992 Mr. Sheh served as President of The Ralph M. Parsons Company, a worldwide engineering and construction company. Mr. Sheh held positions of increasing responsibility at Parsons over a period of 20 years.

   Edward Mulligan--Mr. Mulligan joined Global Crossing Ltd. in November 1999 as Senior Vice President for Engineering and Operations. In July 1973, Mr. Mulligan began his career with AT&T. In 1990 he joined Teleport Communications Group ("TCG") and rose within the organization to head the Product Lines-of-Business. In 1998 he rejoined AT&T when TCG was acquired by AT&T.

   William B. Carter--Mr. Carter has served as President of Global Crossing Development Co., a subsidiary of GCL since September 1997. Since July 1999, he has served as CEO of the Global Marine Systems subsidiary of GCL. Prior to joining GCL, he was president and chief executive officer of AT&T Submarine Systems, Inc., overseeing the research and development, planning, negotiations, engineering, implementation, and integration of their international cable and satellite facilities. Mr. Carter previously served as director of international network operations for AT&T.

   S. Wallace Dawson, Jr.--Mr. Dawson joined GCL in September 1997 and was appointed Chief Executive Officer, Atlantic Crossing Ltd. in August 1998. He joined Bell Laboratories in 1968 and subsequently became associated with AT&T Long Lines, where he was responsible for AT&T Packet Switched Services and Data Networking Services. At AT&T Submarine Systems, Inc., he had overall delivery responsibility for implementation of all submarine cable projects.

   Robert Annunziata--Mr. Annunziata, a Director of GCL since March 1999, was Chief Executive Officer of GCL from February 1999 through March 2000. From September 1998 to February 1999, Mr. Annunziata was President of AT&T's business services group, responsible for the AT&T global network. Prior thereto, Mr. Annunziata was Chairman and Chief Executive Officer of the Teleport Communications Group, a competitive local exchange carrier, from 1983 to 1998.

   Jay R. Bloom--Mr. Bloom, a Director of GCL since March 1997, is a managing director of CIBC World Markets Corp. and co-head of its Leveraged Finance Group. In addition, Mr. Bloom is a member of CIBC's U.S. Management Committee; co-head of CIBC World Markets High Yield Merchant Banking Funds; and a managing director of Caravelle Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C., an entity that owns shares of Global Crossing common stock. Mr. Bloom is also a managing director and member of Trimaran Fund II, L.L.C., Trimaran Fund Management, L.L.C., and Trimaran Investments II, L.L.C. Prior to joining CIBC World Markets in 1995, Mr. Bloom was a founder and managing director of The Argosy Group L.P. Mr. Bloom also serves as a director of CIBC World Markets Corp., Heating Oil Partners, L.P., Consolidated Advisers Limited, L.L.C., Argosy Heating Partners, Inc., Dominos, Inc., IASIS Healthcare Corporation and Morris Material Handling, Inc.

   William E. Conway, Jr.--Mr. Conway, a Director of GCL since August 1998, has been a managing director of The Carlyle Group, a private global investment firm, since 1987. Prior thereto, Mr. Conway had been Senior Vice President and Chief Financial Officer of MCI Communications Corporation. Mr. Conway also serves as director of Nextel Communications, Inc.

   Eric Hippeau--Mr. Hippeau, a Director of GCL since September 1999, is Chairman and Chief Executive Officer of Ziff-Davis Inc., a publicly-listed company whose majority shareholder is Softbank, Corp. Ziff-Davis Inc. is a leading integrated media and marketing company focused on computing and internet-related technology. Mr. Hippeau has held this position since December 1993, prior to which he held other senior executive positions within Ziff-Davis. He is also a director of Ziff-Davis Inc., Yahoo!, Inc., and Starwood Hotels and Resorts Worldwide, Inc.

   Dean C. Kehler--Mr. Kehler, a Director of GCL since March 1997, is a managing director of CIBC World Markets Corp. and co-head of its Leveraged Finance Group. In addition, Mr. Kehler is a member of CIBC's U.S. Management Committee; co-head of CIBC World Markets High Yield Merchant Banking Funds; and a managing director of Caravelle Advisors, L.L.C., the investment advisor to Caravelle Investment Fund, L.L.C., an entity that owns shares of Global Crossing common stock. Mr. Kehler is also a managing director and member of Trimaran Fund II, L.L.C., Trimaran Fund Management, L.L.C., and Trimaran Investments II, L.L.C. Prior to joining CIBC World Markets in 1995, Mr. Kehler was a founder and managing director of The Argosy Group L.P. Mr. Kehler also serves as a director of CIBC World Markets Corp., Booth Creek Group, Inc. and Heating Oil Partners, L.P.

   Geoffrey J.W. Kent--Mr. Kent, a Director of GCL since August 1998, is Chairman and Chief Executive Officer of the Abercrombie & Kent group of companies in the travel-related services industry, and has been associated with these companies since 1967.

   Canning Fok Kin-ning--Mr. Fok has been a Director of GCL since February 2000. He has served as Group Managing Director of Hutchison Whampoa Limited ("Hutchison") since August 1993. Hutchison, part of the Li Ka-shing group of companies, is a large multi-national conglomerate based in Hong Kong. In January 2000, Hutchison formed a joint venture with GCL to pursue fixed-line telecommunications and internet opportunities in the Hong Kong Special Administrative Region, China. Mr. Fok is the Chairman of Hutchison Telecommunications (Australia) Limited and Partner Communications Company Ltd. and Deputy Chairman of Cheung Kong Infrastructure Holdings Limited and Hongkong Electric Holdings Limited. He is also a director of Cheung Kong (Holdings) Limited and VoiceStream Wireless Corporation.

   Douglas H. McCorkindale--Mr. McCorkindale, a Director of GCL since September 1999, is Vice Chairman and President of Gannett Co., Inc., a nationwide diversified communications company, and has held that position since September 1997. Prior thereto, he was Gannett's Vice Chairman and Chief Financial and Administrative Officer. Mr. McCorkindale is also a director of Gannett and Continental Airlines and a director or trustee of a number of investment companies in the family of Prudential Mutual Funds.

   James F. McDonald--Mr. McDonald, a Director of GCL since September 1999, has been President and Chief Executive Officer of Scientific-Atlanta, Inc., a leading supplier of broadband communications systems, satellite-based video, voice and data communications networks and world-wide customer service and support, since 1993. He is also a director of Scientific-Atlanta and Burlington Resources, Inc.

   Bruce Raben--Mr. Raben, a Director of GCL since March 1997, is a managing director of CIBC Oppenheimer. Prior to joining CIBC Oppenheimer in January 1996, Mr. Raben was a founder, managing director and co-head of the Corporate Finance Department of Jefferies & Co., Inc. since 1990. Mr. Raben also serves as a director of Optical Security, Inc., Evercom, Inc., Terex Corporation and Equity Marketing, Inc.

  Michael R. Steed--Mr. Steed, a Director of GCL since March 1997, has been a managing director of PCG since December 1999. Prior thereto, Mr. Steed had been Senior Vice President of Investments for the Union Labor Life Insurance Company, ULLICO Inc. ("ULLICO") and its family of companies and President of Trust Fund Advisors, ULLICO's investment management subsidiary, since 1992. Mr. Steed also serves as a director of Value America and VR-1.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Under the federal securities laws, our directors, executive officers and 10% shareholders are required within a prescribed period of time to report to the Securities and Exchange Commission transactions and holdings in

Global Crossing's common stock. Based solely on a review of the copies of such forms received by us and on written representations from certain reporting persons that no annual corrective filings were required for those persons, we believe that during fiscal year 1999 all these filing requirements were timely satisfied, with the exception of one Form 4 relating to a single transaction in Global Crossing common stock which was filed late by Lodwrick Cook.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

 Compensation Philosophy

  Global Crossing's compensation philosophy is to relate the compensation of Global Crossing's executive officers to measures of company performance that contribute to increased value for Global Crossing's shareholders.

  To assure that compensation policies are appropriately aligned with the value Global Crossing creates for shareholders, Global Crossing's compensation philosophy for executive officers takes into account the following goals:

  .  enhancing shareholder value;

  . representing a competitive and performance-oriented environment that motivates executive officers to achieve a high level of individual, business unit and corporate results in the business environment in which they operate;

  . relating incentive-based compensation to the performance of each executive officer, as measured by financial and strategic performance goals; and

  .  enabling Global Crossing to attract and retain top quality management.

  The Compensation Committee of the board of directors, which we will refer to as the "Committee," periodically reviews the components of compensation for Global Crossing's executive officers on the basis of this philosophy and periodically evaluates the competitiveness of its executive officer compensation program relative to comparable companies. When the Committee determines that executive officer compensation adjustments or bonus awards are necessary or appropriate, it makes such modifications as it deems appropriate. However, the board of directors has sole authority to modify the compensation of the Chairman, the Co-Chairman and the Chief Executive Officer ("CEO"), although the Committee makes recommendations to the board in this regard.

  Section 162(m) of the Internal Revenue Code of 1986 limits the deductibility of certain annual compensation payments in excess of $1 million to a company's executive officers. It is the objective of the Compensation Committee to administer compensation plans in compliance with the provisions of Section 162(m) where feasible and where consistent with Global Crossing's compensation philosophy as stated above. In that connection, at the 2000 Annual General Meeting of Shareholders, the Company intends to recommend the adoption of an annual bonus plan meeting the requirements of Section 162(m). The Company already has in place a stock incentive plan pursuant to which stock-based incentives may be awarded in compliance with Section 162(m).

 Executive Compensation Components

  The major components of compensation for executive officers, including the CEO, are base salary, annual bonuses and stock option grants. Each component of the total executive officer compensation package emphasizes a different aspect of Global Crossing's compensation philosophy.

  . Base Salary. Base salaries for executive officers are initially set upon hiring by the Committee (or, in the case of the Chairman, the Co-Chairman and the CEO, by the board of directors upon the Committee's recommendation) based on recruiting requirements (i.e., market demand), competitive pay practices, individual experience and breadth of knowledge, internal equity considerations and other objective and subjective factors. Increases to base salary are also determined by the Committee or the board of directors, as applicable. Increases are determined primarily on an evaluation of competitive data, the individual's performance and contribution to Global Crossing, and Global Crossing's overall performance. Base salaries are periodically reviewed by the Compensation Committee.

  . Target Annual Bonuses. Global Crossing relies to a large degree on annual bonus compensation to attract, retain and reward executives of outstanding abilities and to motivate them to perform to the full extent of their abilities. Target bonuses for executive officers, including the CEO, are determined on the basis of competitive bonus levels, level of responsibility, ability to influence results on a corporate or business unit level and, on occasion, subjective factors. Target annual bonuses for the Chairman, the Co-Chairman and the CEO are determined by the board of directors upon recommendation by the Compensation Committee. Target annual bonuses for other executive officers are determined by the Committee.

  . Stock Option Grants. The only current long-term incentive opportunity for executive officers, including the CEO, is the award of stock option grants under the 1998 Global Crossing Ltd. Stock Incentive Plan. In contrast to bonuses that are paid for prior year accomplishments, stock option grants represent incentives tied to future stock appreciation. They are intended to provide executive officers with a direct incentive to enhance shareholder value. Options generally vest over a three-year period with a maximum term of ten years. Option grants are awarded at the discretion of the Committee primarily based on an evaluation of competitive data and the anticipated contribution that the executive officer will make to Global Crossing.

  The Committee conducts annually a full review of the performance of Global Crossing and its executive officers in assessing compensation levels. The Committee considers various qualitative and quantitative indicators of both Global Crossing and the individual performance of its executive officers. This review evaluates Global Crossing's performance both on a short- and long-term basis. The Committee may consider such quantitative measures as Total Shareholder Return ("TSR"), Return on Shareholder's Equity ("ROSE"), Return on Capital Employed ("ROCE"), revenue growth, and growth in Adjusted EBITDA and other measures of profitability. The Committee may also consider qualitative measures such as leadership, experience, strategic direction and overall contribution to Global Crossing.

  In addition, the Committee evaluates compensation in light of the compensation practices of other companies in the telecommunications industry and peer group companies as may be determined by the Committee. These companies are used as a reference standard for establishing levels of base salary, bonus and stock options. For 1999, executive officer compensation was targeted at the 75th percentile relative to peer group companies in the telecom industry.

 2000 Executive Compensation Review

  Based on the factors set forth above, the Committee approved (or, in the case of the Chairman, Co-Chairman and CEO, recommended that the board of directors approve) salary increases and 1999 bonus awards for all executive officers. In addition, the Committee approved approximately 11,000,000 additional stock options grants to executive officers during 1999.

  Robert Annunziata was appointed CEO in February 1999. Jack Scanlon held the position of CEO from the beginning of 1999 through February 1999. In determining salary increases and 1999 bonus awards for Messrs. Annunziata and Scanlon, the Committee reviewed the performance of Global Crossing against its goals. During 1999, annual revenue increased from $420 million to $1.7 billion as a result of internal growth and acquisitions completed during the year. Global Crossing's market capitalization grew from $10 billion to $43 billion or 330%. In addition, Mr. Annunziata was a key member of the team that completed the successful merger with Frontier Corporation, and the acquisitions of Racal Telecom and Global Marine Systems.

                                        THE COMPENSATION COMMITTEE
                                        James F. McDonald, Chairman
                                        Geoffrey J.W. Kent
                                        Douglas McCorkindale

Summary Compensation Table

  The table below sets forth information concerning compensation paid to certain executive officers during the last fiscal year.

                                    Annual Compensation                        Long Term Compensation
                         ----------------------------------------- -----------------------------------------------
                                                        Other      Restricted  Securities
                                                       Annual        Stock     Underlying   LTIP      All Other
                         Year  Salary   Bonus(1)   Compensation(2)  Award(s)  Options/SARs Payouts Compensation(3)
                         ---- -------- ----------- --------------- ---------- ------------ ------- ---------------
Gary Winnick............ 1999 $169,615 $   785,000    $ 94,097         --             --      --           --
 Chairman
Robert Annunziata*...... 1999  464,679  11,000,000         --          --      7,500,000      --           --
 Former Chief
   Executive Officer
Jack M. Scanlon*........ 1999  622,500     504,000         --          --            --       --      $  5,000
 Vice Chairman, Asia     1998  450,000     480,000    $213,569         --      3,600,000      --           --
  Global Crossing
Thomas J. Casey......... 1999  925,000     625,000         --          --      1,600,000      --           --
 Vice Chairman           1998  266,667     533,333         --          --      2,000,000      --           --
John A. Scarpati........ 1999   36,217   2,000,000         --          --      1,000,000      --       222,222
 Chief Administrative
  Officer
William B. Carter....... 1999  622,500     395,000         --          --             --      --         5,000
 President, Global       1998  600,000   1,050,000         --          --      3,000,000      --      $  5,000
 Crossing Development    1997 $200,000 $   750,000         --          --             --      --           --
 Co.; Chief Executive
 Officer, Global Marine
 Systems

--------
* Mr. Annunziata became Chief Executive Officer in February 1999 and Mr. Scanlon resigned the position in February 1999. Mr. Scanlon is still one of the four most highly compensated officers of Global Crossing other than the CEO.
(1) The amounts in this column represent annual bonuses, except that Mr. Annunziata's amount reflects a $10,000,000 signing bonus and a $1,000,000 annual bonus; and Mr. Scarpati's amount reflects a $2,000,000 signing bonus.
(2) Mr. Winnick received imputed income for the personal use of corporate aircraft in 1999.
(3) Messrs. Scanlon and Carter received matching company contributions on their 401(k) plan deferrals. Mr. Scarpati is to receive an $8,000,000 bonus upon the completion of 3 years of service, of which 1/36th was accrued in 1999.

Certain Compensation Arrangements

  The 1998 Global Crossing Ltd. Stock Incentive Plan (the "1998 Plan") provides that, unless otherwise provided in the specific award agreement, upon a "change in control," certain awards granted under the 1998 Plan may, in the sole discretion of the Compensation Committee, be deemed to vest immediately. The award agreements generally provide for accelerated vesting upon a change in control. A "change in control" is defined under the 1998 Plan in general as the occurrence of any of the following: (1) any person or entity, other than certain of our affiliates, becomes the "beneficial owner," as defined under Rule 13d-3 promulgated under the Securities Exchange Act of 1934, of securities of Global Crossing representing 30% or more of the combined voting power of our then outstanding securities; (2) during any period of 24 months, individuals who at the beginning of such period constituted the board of directors and any new director (other than any directors who meet certain exceptions specified in the 1998 Plan) whose election was approved in advance by a vote of at least two-thirds of the directors then still in office cease for any reason to constitute at least a majority of the board; (3) our shareholders approve any transaction pursuant to which Global Crossing is merged or consolidated with any other company, other than a merger or consolidation which would result in our shareholders immediately prior thereto continuing to own more than 65% of the combined voting power of the voting securities of the surviving entity outstanding after such transaction; or (4) our shareholders approve a plan of complete liquidation of Global Crossing or an agreement for the sale or disposition by Global Crossing of all or substantially all of our assets, other than the liquidation of Global Crossing into a wholly owned subsidiary.

  In January 2000, the board of directors authorized Global Crossing to enter into change in control agreements with our executive officers and certain of our other key executives. These agreements provide for certain benefits upon actual or constructive termination of employment in the event of a "Change in Control" (as defined below). With respect to the executive officers named in the Summary Compensation Table above, if, within 24 months of the month in which a Change in Control occurs, his employment is terminated by us (other than for cause or by reason of death or disability), or he terminates employment for "good reason" (generally, an unfavorable change in employment status, compensation or benefits or a required relocation), he shall be entitled to receive (i) a lump sum payment equal to three times the sum of his annual base salary plus guideline bonus opportunity (reduced by any cash severance benefit otherwise paid to the executive under any applicable severance plan or other severance arrangement), (ii) a prorated annual target bonus for the year in which the Change in Control occurs, (iii) continuation of his life and health insurance coverages for three years and (iv) payment of any excise taxes due in respect of the foregoing benefits and of any other payments made to the executive as a result of the Change in Control. The term of each of these agreements will continue through December 31, 2001, after which it will be automatically extended for additional one-year terms subject to termination by either party on one year's prior notice. There is an automatic 24-month extension following any Change in Control. A Change in Control generally is deemed to occur if: (1) any person or entity, other than certain of our affiliates, becomes the "beneficial owner" of securities of Global Crossing representing 20% or more of the combined voting power of our then outstanding securities; (2) during any period of 24 months, individuals who at the beginning of such period constituted the board of directors and any new director (other than any directors who meet certain exceptions specified in the change in control agreement) whose election was approved in advance by a vote of at least two-thirds of the directors then still in office cease for any reason to constitute at least a majority of the board; (3) any transaction is consummated pursuant to which Global Crossing is merged or consolidated with any other company, other than a merger or consolidation which would result in our shareholders immediately prior thereto continuing to own more than 65% of the combined voting power of the voting securities of the surviving entity outstanding after such transaction; or (4) Global Crossing is completely liquidated or we sell or dispose of all or substantially all of our assets, other than the liquidation of Global Crossing into a wholly owned subsidiary.

  In December 1999, we entered into an employment agreement with Leo J. Hindery, Jr. providing for Mr. Hindery's employment as Chairman and Chief Executive Officer of our GlobalCenter subsidiary for an initial term of three years. The employment agreement provided for a base annual salary of not less than $500,000 and a guaranteed bonus of not less than $500,000. Mr. Hindery also received stock options to purchase 500,000 shares of Global Crossing common stock at an exercise price of $45 per share. These stock options vest 34% on Mr. Hindery's first date of employment and the balance in 22% increments on each of the first, second and third anniversaries of such date. Pursuant to the employment agreement, Mr. Hindery is also entitled to receive stock options covering 5.5% of the common stock of our GlobalCenter subsidiary or of a tracking stock designed to reflect the performance of the GlobalCenter business. Such GlobalCenter stock options will have an aggregate exercise price of $110 million and will vest 34% immediately and the balance in 22% increments on each of the first, second and third anniversaries of Mr. Hindery's employment start date. In March 2000, Mr. Hindery's compensation arrangements were changed to reflect his new responsibilities as CEO of Global Crossing Ltd. At that time, Mr. Hindery's annual base salary was increased to $995,000 and he received an additional 2,000,000 Global Crossing Ltd. stock options at an exercise price of $54.375 per share, such options to vest ratably over three years. Upon a "change in control" or upon the actual or constructive discharge of Mr. Hindery without "cause" (as defined in Mr. Hindery's agreement), all of his options will immediately vest in full, and Mr. Hindery will be entitled to receive a lump sum payment equal to the sum of his annual base salary and bonus through the end of the term of the agreement.

  In February 1999, we entered into an employment agreement with Robert Annunziata providing for Mr. Annunziata's employment as Chief Executive Officer of Global Crossing for an initial term of three years. The employment agreement provided for a base annual salary of not less than $500,000 and a target annual bonus of not less than $500,000. In addition, Mr. Annunziata was provided a $10 million signing bonus, subject to partial repayment in certain circumstances, as well as a $5 million fully recourse loan facility to be used to purchase shares of Global Crossing common stock to the extent Mr. Annunziata used a like amount of his own funds for such purpose. Mr. Annunziata did not elect to make use of this loan facility. Mr. Annunziata also received stock options to purchase 4,000,000 (after giving effect to the March 9, 1999 stock split) shares of Global Crossing common stock at a split-adjusted exercise price of $19.81 per share. These stock options were to vest in 25% increments starting on February 19, 1999 and on February 22 of each of the first three years of Mr. Annunziata's employment. Under the employment agreement, Mr. Annunziata was given the right, for a period of six months following the initial term of the agreement, to require the Company to purchase from him any shares of the Company's common stock held by him as a result of the exercise of the 4,000,000 stock options at a purchase price equal to $49.625 per share. Pursuant to the employment agreement, Mr. Annunziata also received stock options to purchase an aggregate of 500,000 (post-split) shares of Global Crossing common stock, at a split-adjusted exercise price of $24.81 per share, all of which became vested on Mr. Annunziata's first day of employment. Upon Mr. Annunziata's resignation as CEO on March 2, 2000, all of Mr. Annunziata's then unvested stock options granted under the agreement became immediately vested and Mr. Annunziata became entitled to receive a lump sum payment equal to two times his then annual base salary and bonus.

  Global Crossing entered into an employment agreement, dated as of April 1, 1998, with Jack Scanlon, providing for Mr. Scanlon's employment as Global Crossing's Chief Executive Officer for an initial term of two years. The employment agreement provided for a base annual salary of not less than $600,000 and a guaranteed bonus of not less than $400,000. In addition, Mr. Scanlon was issued options to purchase a total of 3,600,000 (after adjusting for subsequent stock splits) shares of Global Crossing common stock at a split-adjusted exercise price of $0.835 per share. These options vest in 25% increments on Mr. Scanlon's first day of employment and on each of the first three anniversaries of that date. Upon a "change in control" of Global Crossing, as defined in the 1998 Plan, all of these options will immediately vest, and Mr. Scanlon will be entitled to terminate the agreement and receive a lump sum payment equal to two times his then annual base salary and bonus. Mr. Scanlon will also be entitled to such lump sum payment if he is actually or constructively discharged without "cause" (as defined in the agreement). Mr. Scanlon voluntarily resigned as Chief Executive Officer of Global Crossing in February 1999 to become Vice Chairman of Global Crossing. His employment agreement was extended for one additional year at that time but otherwise was left substantially unchanged.

  In September 1998, Mr. Thomas Casey was hired by Pacific Capital Group as its President. At such time, it was also agreed among Pacific Capital Group, Global Crossing and Mr. Casey that, in addition to Mr. Casey's role as President of Pacific Capital Group, Mr. Casey would also serve as Managing Director of Global Crossing. In connection with such employment, Mr. Casey received economic rights to 2,000,000 shares of the Global Crossing common stock at an effective price of $2.00 per share. Such rights vest in 33% increments on the first day of Mr. Casey's employment and on each of the first and second anniversaries of the first day of Mr. Casey's employment. In connection with Mr. Casey's dual employment, Global Crossing and Pacific Capital Group established an arrangement whereby each entity would be responsible for a portion of Mr. Casey's salary and long-term compensation based upon the relative amount of time spent by Mr. Casey on matters pertaining to such entity. Initially, 80% of Mr. Casey's salary and long-term compensation was allocated to Global Crossing and 20% of such amounts was allocated to Pacific Capital Group, subject to adjustment and re-allocation on an annual basis. On March 18, 1999, in recognition of the time spent by Mr. Casey on Global Crossing matters to such date and his expected ongoing responsibilities with Global Crossing, the Global Crossing board of directors elected to assume Mr. Casey's employment agreement, including the full amount of Mr. Casey's salary and long-term compensation, with Mr. Casey serving full time in his role with Global Crossing as Managing Director and Vice Chairman of the board of directors.

  In December 1999, Global Crossing entered into an employment agreement with John A. Scarpati providing for Mr. Scarpati's employment as Chief Administrative Officer of Global Crossing for an initial term of three years. The employment agreement provides for a base salary of not less than $500,000 and a target annual bonus of 100% of his base annual salary. In addition, Mr. Scarpati was provided a $2 million signing bonus, subject to partial repayment in certain circumstances, as well as the right to an $8 million payment in the event he remains employed by Global Crossing for three years or is actually or constructively discharged without "cause" (as defined in the agreement). In connection with his employment, Mr. Scarpati received stock options to purchase

1,000,000 shares of Global Crossing common stock at an exercise price of $53 per share. These stock options vest in 25% increments on the date Mr. Scarpati commenced employment with the Company and on each of the first three anniversaries thereof. Upon a "change in control" (as defined in the 1998
Plan) or upon the actual or constructive discharge of Mr. Scarpati without "cause" (as defined in the agreement), these options will immediately vest in full, and Mr. Scarpati will be entitled to terminate the agreement and receive a lump sum payment equal to the sum of his then annual base salary and bonus.

Compensation of Outside Directors

  Each director who is not an employee of Global Crossing receives cash compensation of $2,500 for each meeting of the board of directors attended and $1,500 for each attended meeting of a committee of the board of which he or she is a member. In addition, each non-employee chairman of a board committee also receives an annual retainer of $5,000. During 1999, each non-employee director commencing service on the board received options to purchase 120,000 shares of Global Crossing common stock at an exercise price equal to the fair market value of Global Crossing common stock on the date of grant. Each such option has a term of 10 years, became exercisable immediately with respect to the first 30,000 shares, and will become exercisable with respect to the remaining 90,000 shares in two equal installments on each of the first and second anniversaries of the date of grant, in each case so long as such director continues to be a director of Global Crossing on such date. Commencing in 2000, the board of directors adjusted the level of initial stock option grants such that new non-employee directors now receive 40,000 option shares (subject to adjustment in the event of a stock split) on the date on which they commence board service.

Option Grants in Last Fiscal Year

  The table below sets forth information concerning options granted to certain executive officers during the last fiscal year.

                                                                                       Potential Realizable Value At
                                                                                    Assorted Annual Rates of Stock Price
                                             Individual Grants                          Appreciation for Option Term
                        ----------------------------------------------------------- -------------------------------------
                        Number of   % of Total
                        Securities   Options                Market Price
                        Underlying  Granted to               of Common
                         Options   Employees in Exercise or   Stock on   Expiration
Name                     Granted   Fiscal Year  Base Price   Grant Date     Date        0%           5%          10%
----                    ---------- ------------ ----------- ------------ ---------- -----------  ----------- ------------
Gary Winnick...........       --        --            --          --          --            --           --           --
 Chairman
Robert Annunziata...... 4,000,000     11.16%      $19.813     $24.812     2/22/09   $19,996,000  $82,412,534 $178,171,752
 Former Chief Executive   500,000      1.40%       24.812      24.812     2/22/09           --     7,802,067   19,771,969
 Officer                3,000,000      8.37%       45.000      45.000     12/3/09           --    84,900,775  215,155,232
Jack M. Scanlon........       --        --            --          --          --            --           --           --
 Vice Chairman, Asia
  Global Crossing
Thomas J. Casey........   300,000      0.84%       61.375      61.375     5/16/09           --    11,579,522   29,344,783
 Vice Chairman            300,000      0.84%       25.000      25.000     9/24/09           --     4,716,710   11,953,068
                        1,000,000      2.79%       45.000      45.000     12/3/09           --    28,300,258   71,718,411
John A. Scarpati....... 1,000,000      2.79%      $53.000     $45.000     12/3/09   $(8,000,000) $20,300,258 $ 63,718,411
 Chief Administrative
  Officer
William B. Carter......       --        --            --          --          --            --           --           --
 President, Global
  Crossing Development
  Co.; Chief Executive
  Officer, Global
  Marine Systems

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

  The table below sets forth information concerning exercises of stock options by certain executive officers during the last fiscal year and the fiscal year-end value of such executive officers' unexercised options.

                                                       Number of Securities
                                                      Underlying Unexercised     Value of Unexercised
                                                              Options           In-The-Money Options(2)
                                                     ------------------------- -------------------------
                         Shares Acquired    Value
          Name             On Exercise   Realized(1) Exercisable Unexercisable Exercisable Unexercisable
          ----           --------------- ----------- ----------- ------------- ----------- -------------
Gary Winnick............         --              --   1,200,000      600,000   $58,998,000 $ 29,499,000
 Chairman
Robert Annunziata.......      81,576     $ 2,243,340  1,500,000    6,000,000    42,781,000  105,561,000
 Former Chief Executive
  Officer
Jack M. Scanlon.........     345,680      12,525,410  1,334,560    1,800,000    65,613,642   88,497,000
 Vice Chairman, Asia
  Global Crossing
Thomas J. Casey.........         --              --   1,006,666    1,926,666    33,699,968   42,799,968
 Vice Chairman
John A. Scarpati........         --              --     333,334      666,666           --           --
 Chief Administrative
  Officer
William B. Carter.......     174,144       4,860,345  1,706,096    1,000,000    83,880,210   49,165,000
 President, Global
  Crossing Development
  Co., Chief Executive
  Office Global Marine

--------
(1) Amounts indicated are based upon the difference between the exercise price and the closing market price on the exercise date.
(2) Amounts indicated are based upon the difference between the exercise price and the closing market price per share of the common stock of $50.00 on December 31, 1999.

Compensation Committee Interlocks and Insider Participation

  The Compensation Committee of the Global Crossing board of directors consists of Messrs. McDonald, Kent and McCorkindale, none of whom had any relationships with Global Crossing requiring disclosure under Securities and Exchange Commission rules. However, prior to November 4, 1999, the Compensation Committee consisted of Lodwrick M. Cook, Michael R. Steed and Jay
R. Levine (an employee of an affiliate of Canadian Imperial Bank of Commerce), who were involved in certain transactions described in Item 13 below.

Comparison of Cumulative Total Returns

  The graph below compares the cumulative total shareholder return on Global Crossing common stock for the period from August 14, 1998, the initial date of trading of Global Crossing common stock, to December 31, 1999 with the cumulative total return of the Standard & Poor's 500 Stock Index and the NASDAQ Telecom Index over the same period. The graph assumes $100 invested on August 14, 1998 in Global Crossing common stock and $100 invested on such date in each of the Standard & Poor's 500 Stock Index and the NASDAQ Telecom Index, with dividends reinvested. In the proxy statement provided to shareholders in connection with our 1999 Annual General Meeting of Shareholders, we used a peer group of fiber optic cable providers comprised of Qwest, Level 3 Communications, Inc., Metromedia Fiber Network, Inc., IXC Communications, Inc. and Equant NV (the "Old Peer Group"). We have decided to replace the Old Peer Group index with the NASDAQ Telecom Index because we believe the latter index to be readily accessible to our Shareholders and more representative of the industries in which we now compete. In accordance with SEC rules, the graph below also illustrates the cumulative total shareholder return of the Old Peer Group over the relevant period.

                               Stock Performance
                                 [LINE GRAPH]

                               S&P 500         NASDAQ
                    GBLX    Stock Index     Telecom Index    Old Peer Group
                  ------    -----------     -------------    --------------
08/14/1998           100          100             100               100
09/30/1998         81.86         95.7           91.16             83.51
12/31/1998        176.96       115.67           125.6            124.49
03/31/1999        362.75       121.04          155.04            178.48
06/30/1999        334.31       129.17          164.27            175.77
09/30/1999        207.84        120.7          156.67            151.07
12/31/1999        392.16       138.25          254.61            230.11

At 12/31/99, a $100 initial investment is worth:
GBLX                    $392.16
S&P 500 Stock Index     $138.25
NASDAQ Telecom Index    $254.61
Old Peer Group          $230.11

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of March 3, 2000, certain information regarding the beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially 5% or more of our voting common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. To our knowledge, each such shareholder has sole voting and investment power with respect to the shares shown, unless otherwise noted. For purposes of this table, an individual is deemed to have sole beneficial ownership of securities owned jointly with such individual's spouse. Amounts appearing in the table below include (i) all shares of common stock outstanding as of March 3, 2000, (ii) all shares of common stock issuable upon the exercise of options within 60 days of March 3, 2000 and (iii) all shares of common stock issuable upon the exercise of warrants within 60 days of March 3, 2000. The warrants designated below as "New PCG Warrants" and "GCL Warrants" each represent the right to immediately purchase shares of GCL common stock at an exercise price of $9.50 per share.

                                   Beneficial Ownership of Common Stock
                          ------------------------------------------------------
                                        Shares    Shares
                                      Subject to  Subject    Shares
                           Number of   New PCG    to GCL   Subject to Percentage
                           Shares(1)   Warrants  Warrants  Options(2)  of Class
                          ----------- ---------- --------- ---------- ----------
Pacific Capital Group,
 Inc.(3)................   85,861,172  6,050,004 2,515,788          0   11.98%
 360 North Crescent
  Drive
 Beverly Hills,
  California 90210

Canadian Imperial Bank
 of Commerce(4).........   75,297,827          0         0    240,000    9.69%
 161 Bay Street, 8th
  Floor--BCE Place
 P.P. Box 500
 M5J258, Toronto, Canada

Gary Winnick(5).........   87,301,383  6,050,004 2,515,788  1,800,000   12.36%
Lodwrick M. Cook........    3,443,929    950,002         0    362,240     *
Leo J. Hindery, Jr......            0          0         0    170,000     *
Thomas J. Casey(6)......      630,412          0         0  1,006,666     *
Abbott L. Brown(7)......   10,386,029  1,450,002   367,666    900,000    1.68%
Joseph Clayton..........      542,396          0         0  1,640,000     *
Dan J. Cohrs............       10,000          0         0    708,668     *
John Comparin...........        5,000          0         0          0     *
James C. Gorton.........       15,000          0         0    709,606     *
David L. Lee(8).........   18,559,028  1,825,002   663,456    900,000    2.80%
Barry Porter............   17,063,809  1,825,002   610,266    900,000    2.60%
John M. Scanlon.........      363,748          0         0  2,234,560     *
John A. Scarpati........          900          0         0    333,334     *
Robert Sheh.............            0          0         0    583,685     *
William B. Carter.......      239,520          0         0  1,706,096     *
Wallace S. Dawson.......      108,958          0         0    530,400     *
Edward Mulligan.........        6,012          0         0     50,000     *
Robert Annunziata.......            0          0         0  5,438,424     *
Jay R. Bloom(9).........   13,993,966          0         0    128,533    1.81%
William E. Conway,
 Jr.(10)................    2,247,640          0         0     75,000     *
Canning Fok Kin-ning....            0          0         0  8,898,889    1.13%
Eric Hippeau............       35,895          0         0     42,300     *
Dean C. Kehler(9).......   14,848,648          0         0    128,533    1.92%
Geoffrey J.W. Kent......            0          0         0     75,000     *
Douglas McCorkindale....       38,855          0         0     87,400     *
James McDonald..........        5,351          0         0     40,932     *
Bruce Raben.............            0          0         0    120,000     *
Michael R. Steed........            0          0         0    120,000     *
All Directors and
 Executive Officers as a
 Group..................  158,157,917 12,100,012 4,157,176 29,690,266   24.72%

--------
  * Percentage of shares beneficially owned does not exceed one percent.
 (1) As of March 3, 2000, 779,714,470 shares of common stock were issued and outstanding.
 (2) Represents stock options issued under stock option plans of Global Crossing, except that Mr. Fok's amount includes 8,888,889 shares of common stock issuable upon conversion of the 400,000 shares of convertible preferred stock issued to Hutchison Whampoa in connection with the formation of the Hutchison Global Crossing joint venture. As Managing Director of Hutchison Whampoa, Mr. Fok may be deemed to share investment and voting control over these shares.

 (3) Includes 70,107,766 shares of common stock and common stock warrants owned or managed by GKW Unified Holdings, a company formed for the benefit of Gary Winnick and members of his family and managed by Pacific Capital Group, which thereby shares investment and voting power over such shares. Also includes 25,133 shares of common stock owned by Casey Pacific Holdings LLC for the benefit of Thomas J. Casey and managed by Pacific Capital Group, which thereby shares investment and voting power over such shares.
 (4) These share amounts, which are effective as of March 9, 2000, include 11,453,529 shares held by certain affiliates of Canadian Imperial Bank of Commerce in such a manner that CIBC shares investment power over such shares. The indicated options have been assigned to CIBC by CIBC employees who previously served on the GCL board of directors.
 (5) Includes (a) all shares of common stock beneficially owned by Pacific Capital Group, a company controlled by Mr. Winnick, and (b) 1,440,211 shares held by The Winnick Family Foundation, a non-profit organization over whose portfolio securities Mr. Winnick shares investment and voting power.
 (6) Includes 605,279 shares of common stock owned by Casey Global Holdings LLC and 25,133 shares of common stock owned by Casey Pacific Holdings LLC, which companies are managed by GCL and Pacific Capital Group, respectively, in such a manner that Mr. Casey shares investment and voting power over such shares.
 (7) Includes (a) 75,350 shares of common stock held by the Ridgestone Foundation, a non-profit organization of which Mr. Brown is trustee and
      (b) 150,000 shares of common stock held by the Abbott and Linda Brown Family Foundation, a non-profit organization of which Mr. Brown is trustee.
 (8) Includes (a) all 9,900,822 shares of common stock and 513,156 shares of common stock issuable upon the exercise of warrants owned by San Pasqual Corp., a corporation of which Mr. Lee and his family are the sole shareholders and over whose portfolio securities Mr. Lee shares investment and voting power and (b) all 3,988,242 shares of common stock and 150,300 shares of common stock issuable upon the exercise of warrants owned by the David and Ellen Lee Family Trust, of which Mr. Lee is a trustee and in such capacity shares investment and voting power over such shares.
 (9) Includes (a) 11,453,529 shares held by certain affiliates of Canadian Imperial Bank of Commerce in such a manner that Messrs. Bloom and Kehler have shared investment and voting power over such shares and (b) 218,434 shares held by Caravelle Investment Fund, LLC, for whose investment advisor Messrs. Bloom and Kehler serve as managing directors.
(10) Includes 2,239,640 shares of common stock beneficially owned by the Carlyle Group, of which Mr. Conway is managing director and in such capacity shares voting and investment control over such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During 1999, we entered into the transactions described below with certain of our directors, executive officers and affiliates.

Transactions with Pacific Capital Group and its Affiliates

  Prior to 1999, Global Crossing entered into certain transactions with affiliates of Pacific Capital Group ("PCG"), including the acquisition of development rights to certain of the Company's fiber optic cable systems. PCG is controlled by Gary Winnick, Chairman of the Board of the Company, and some other officers and directors of Global Crossing either currently are or at one time were affiliated with PCG, including Messrs. Cook, Casey, Lee, Porter and Brown. During 1999, Global Crossing subleased from PCG two suites in an office building in Beverly Hills, California for payments aggregating approximately $287,000 over the year. In October 1999, Global Crossing consolidated its Beverly Hills offices into approximately 87,000 square feet of office space at its present headquarters building at 360 North Crescent Drive. Global Crossing leases this space from North Crescent Realty V, LLC, which is managed by and affiliated with PCG, for an aggregate monthly cost of approximately $400,000. North Crescent Realty V, LLC paid approximately $7.5 million to improve the 360 North Crescent property to meet Global Crossing's specifications and was reimbursed approximately $3.2 million of this amount by Global Crossing. Global Crossing engaged an independent real estate consultant to review the terms of Global Crossing's occupancy of the 360 North Crescent building, which terms were found by the consultant to be consistent with market terms and the product of an arm's length negotiation. Global Crossing subleases approximately 12,000 square feet of the building to PCG for an aggregate monthly cost of approximately $53,000.

  PCG has fractional ownership interests in respect of four aircraft used by Global Crossing during 1999. Global Crossing reimburses PCG for PCG's cost of maintaining these ownership interests such that PCG realizes no profit from the relationship. During 1999, PCG billed Global Crossing approximately $2 million in aggregate under this arrangement.

  In March 2000, Global Crossing intends to enter into an approximately ten year lease of an aircraft that is currently owned by WINCO Aviation, a company controlled by Gary Winnick (through PCG) and Lodwrick Cook. It is anticipated that a commercial equipment financing company will purchase the aircraft from WINCO Aviation and then lease the aircraft to Global Crossing on standard commercial terms. The purchase price of the aircraft will be approximately $12.5 million, which is the amount WINCO Aviation paid for the aircraft, before transactions costs, when WINCO Aviation first acquired the aircraft in August 1999. As supported by two independent appraisals obtained by Global Crossing, the fair market value of the aircraft is in excess of the proposed purchase price.

Relationship to Crescent Wireless Ltd.

  In January 2000, Crescent Wireless Ltd. ("Crescent Wireless") was formed for the purpose of participating in the spectrum auctions being held in the United Kingdom to provide "third generation" wireless telecommunications services. Crescent Wireless is controlled by Gary Winnick, David Lee and Barry Porter, each a director and executive officer of the Company. In connection with the performance by Crescent Wireless of its business operations, the Company has made available to Crescent Wireless on a consultancy basis certain of the Company's personnel. In consideration for these services, the shareholders of Crescent Wireless have granted to the Company an option to purchase any or all of the equity ownership of Crescent Wireless owned by those shareholders.

Relationship with NextWave Telecom Inc.

  In December 1999, we entered into an agreement with NextWave Telecom Inc. pursuant to which we agreed to make a minority investment in NextWave through the purchase of its convertible preferred stock, subject to certain conditions relating to the status of NextWave's PCS licenses. NextWave's goal is to deploy a state-of-the-art wireless telecommunications network specifically designed to provide next-generation wireless services. We also entered into a Strategic Services Agreement pursuant to which we are to be the preferred provider of backhaul, long distance backbone, web-hosting, and other communications services to NextWave. PCG and CIBC both also committed to purchase shares of NextWave's convertible preferred stock, subject to essentially the same conditions relating to the status of NextWave's PCS licenses. As of March 3, 2000, the conditions relating to NextWave's PCS licenses have not been satisfied, and none of Global Crossing, PCG or CIBC has consummated an equity investment in NextWave.

Transactions with Canadian Imperial Bank of Commerce and its affiliates

  During 1999, Canadian Imperial Bank of Commerce and its affiliates ("CIBC") entered into certain financing transactions with Global Crossing. In particular, CIBC: (1) acted as an arranger for the $600 million ten-day demand note issued by Global Marine Systems in July, (2) acted as an arranger for the $3 billion senior secured credit facility entered into by Global Crossing Holdings Ltd. in July, (3) was an initial purchaser of the $2 billion aggregate principal amount of unsecured senior notes issued by Global Crossing Holdings in November, and (4) was an initial purchaser of Global Crossing Ltd.'s $650 million aggregate liquidation preference 7% cumulative convertible preferred stock issued in December. During 1999, Global Crossing paid CIBC approximately $5.6 million in fees in connection with these transactions. CIBC has a substantial beneficial ownership interest in Global Crossing, and Messrs. Bloom, Kehler and Raben, directors of Global Crossing, are employees of an affiliate of CIBC.

Relationship to Ziff-Davis Inc. and Affiliates

  Eric Hippeau, a director of Global Crossing, is the chairman and chief executive officer of Ziff-Davis Inc., a majority of the common stock of which is beneficially owned by Softbank Corp. Softbank is a party to the Asia Global Crossing joint venture established to provide advanced network-based telecommunications services to businesses and consumers throughout Asia. Global Crossing, which is responsible for the management and operation of the network, contributed to the venture its 57.75% share of the Pacific Crossing cable system and its development rights in East Asia Crossing. Softbank and Microsoft each contributed $175 million in cash to Asia Global Crossing and also committed to make a total of at least $200 million in Global Crossing Network capacity purchases over a three-year period, expected to be utilized primarily on the Pacific Crossing system and East Asia Crossing. Softbank and Microsoft also agreed to use Asia Global Crossing's network in the region. Global Crossing currently owns 93% of Asia Global Crossing, with Softbank and Microsoft each owning 3.5%. When the fair market value of Asia Global Crossing is determined to exceed $5 billion, the ownership interest of Softbank and Microsoft will increase to a maximum of 19% each at a valuation of $7.5 billion and above. Mr. Hippeau is Softbank's representative on the Asia Global Crossing board of directors. In addition, Ziff-Davis is one of the largest web-hosting customers of our GlobalCenter subsidiary.

Relationship to Hutchison Whampoa Limited

  Canning Fok Kin-ning, managing director of Hutchison Whampoa Limited ("Hutchison"), was recently appointed a director of Global Crossing. In November 1999, Hutchison and Global Crossing entered into an agreement to form a 50/50 joint venture to pursue fixed-line telecommunications and Internet opportunities in the Hong Kong Special Administrative Region, China. The joint venture, the formation of which was completed in January 2000, combines Hutchison's existing territory-wide, building-to-building fixed-line fiber optic telecommunications network and certain Internet-related assets in Hong Kong with Global Crossing's international fiber optic broadband cable capacity and web hosting, Internet applications and data services. For its 50% share, Global Crossing provided to Hutchison $400 million in Global Crossing convertible preferred stock. Additionally, Global Crossing committed to contribute to the joint venture international telecommunications capacity rights on its global fiber optic network and data center related capabilities which together are valued at $350 million, as well as $50 million in cash.

Agreements with Global Crossing Stockholders

  In August 1998, PCG, GKW Unified Holdings (an affiliate of Gary Winnick and
PCG), affiliates of CIBC, Global Crossing and some of our other shareholders, including some of our officers and directors and their affiliates, entered into a Stockholders Agreement and a Registration Rights Agreement. Under the Stockholders Agreement, Global Crossing has been granted a right of first refusal on specified private transfers by these shareholders during the first two years after the consummation of our initial public offering on August 14,1998. In addition, subject to the exceptions in the Stockholders Agreement, some of these shareholders have rights, which are referred to as tag-along rights, permitting these shareholders to participate, on the same terms and conditions, in some transfers of shares by any other of these shareholders as follows: (1) PCG, GKW Unified Holdings and CIBC and their affiliates and permitted transferees have the right to participate in any transaction initiated by any of them to transfer 5% or more of our outstanding securities; and (2) PCG, GKW Unified Holdings, CIBC and their affiliates and permitted transferees have the right to participate in any transaction initiated by any of them to transfer any of our securities if that transaction would result in a change of control of Global Crossing. Under the Registration Rights Agreement, our shareholders who are parties to that agreement and a number of their transferees have demand and piggyback registration rights and will receive indemnification and, in some circumstances, reimbursement for expenses from us in connection with an applicable registration.

  Principal shareholders of Global Crossing representing at that time over a majority of the voting power of our common stock entered into a Voting Agreement with Frontier Corporation in March 1999 in connection with the Frontier merger. These Global Crossing shareholders reaffirmed their voting obligations under the Voting

Agreement in connection with subsequent amendments made to the merger agreement during 1999. Pursuant to the Second Reaffirmation of Voting Agreement and Share Transfer Restriction Agreement dated September 2, 1999, the Global Crossing shareholders that are parties to the Voting Agreement also agreed, from September 2, 1999 until March 28, 2000, not to transfer record or beneficial ownership of any shares of Global Crossing common stock held by such shareholders, other than transfers to charities, transfers made with the consent of the Company and other limited exceptions, and to work in good faith toward implementing a program with the purpose that, if the Global Crossing shareholders that are parties to the Voting Agreement wish to sell or transfer their shares after March 28, 2000, these sales or transfers would be completed in a manner that would provide for an orderly trading market for the shares of Global Crossing common stock.

  Also on September 2, 1999, fourteen of our executive officers and three executive officers of Frontier entered into a Share Transfer Restriction Agreement with Global Crossing. Under this agreement, the Global Crossing executive officers agreed not to sell or transfer shares of our common stock, and the Frontier executive officers agreed not to sell or transfer shares of Frontier common stock and the shares of Global Crossing common stock they would receive in exchange for their Frontier common stock in the merger, until March 28, 2000, subject in each case to substantially the same exceptions as are applicable to the Second Reaffirmation of Voting Agreement and Share Transfer Restriction Agreement described in the immediately preceding paragraph.

Loan to Executive Officer

  In May 1998, Dan J. Cohrs, an executive officer of the Company, received an interest-free relocation loan in the aggregate principal amount of $250,000. This loan is repayable in full on May 18, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 10-K

  (a) List of documents filed as part of this report:

  1. Financial Statements-Included in Part II of this Form 10-K:

      Consolidated Balance Sheets as of December 31, 1999 and 1998

      Consolidated Statements of Operations for the years ended December
       31, 1999 and 1998 and period from March 19, 1997 (Date of
       Inception) to December 31, 1997.

      Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 1999 and 1998 and period from March 19, 1997 (Date of Inception) to December 31, 1997.

      Consolidated Statements of Cash Flows for the years ended December
       31, 1999 and 1998 and period from March 19, 1997 (Date of
       Inception) to December 31, 1997.

      Consolidated Statements of Comprehensive Income for the years ended
       December 31, 1999 and 1998 and period from March 19, 1997 (Date of Inception) to December 31, 1997.

      Notes to Consolidated Financial Statements

  2. Financial Statement Schedules--Included in Part II of this Form 10-K:

      Schedule II--Valuation and Qualifying Accounts

  3. Exhibit Index:

 Exhibit
 Number                                  Exhibit
 -------                                 -------
   2.1   Agreement and Plan of Merger, dated as of March 16, 1999 (the
         "Frontier Merger Agreement"), among the Registrant, Frontier
         Corporation and GCF Acquisition Corp. (incorporated by reference to
         Exhibit 2 to the Registrant's Current Report on Form 8-K filed on
         March 19, 1999 (the "March 19, 1999 8-K")).

   2.2 Consent and Amendment No. 1 to the Frontier Merger Agreement, dated as of May 16, 1999, among the Registrant, GCF Acquisition Corp. and
         Frontier Corporation (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on May 18, 1999 (the
         "May 18, 1999 8-K")).

   2.3   Amendment No. 2 to the Frontier Merger Agreement, dated as of
         September 2, 1999, among the Registrant, GCF Acquisition Corp. and
         Frontier Corporation (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on September 3, 1999
         (the "September 3, 1999 8-K")).

   2.4   Sale and Purchase Agreement, dated as of April 26, 1999, between Cable
         & Wireless plc and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on
         July 16, 1999 (the "July 16, 1999 8-K")).

   2.5   Amendment to the Sale and Purchase Agreement, dated as of June 25,
         1999, between Cable & Wireless plc and the Registrant (incorporated by reference to Exhibit 2.2 to the July 16, 1999 8-K).

   2.6 Agreement and Plan of Merger, dated as of May 16, 1999, between the Registrant and U S West, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on May 21, 1999
         (the "May 21, 1999 8-K")).

   2.7   Letter Agreement, dated as of May 16, 1999, between the Registrant and
         U S West, Inc. (incorporated by reference to Exhibit 99 to the May 21,
         1999 8-K).

   2.8   Termination Agreement, dated as of July 18, 1999, between the
         Registrant and U S West, Inc. (incorporated by reference to Exhibit
         10.1 to the Registrant's Current Report on Form 8-K filed on July 20,
         1999 (the "July 20, 1999 8-K")).

 Exhibit
 Number                                  Exhibit
 -------                                 -------
  2.9    Sale Agreement, made on October 10, 1999, between Controls and
         Communications Limited, The Racal Corporation, Racal Electronics Plc
         and the Registrant (incorporated by reference to Exhibit 2.1 to the
         Registrant's Current Report on Form 8-K filed on October 21, 1999 (the
         "October 21, 1999 8-K")).

  2.10 Agreement and Plan of Merger, dated as of February 22, 2000, among the Registrant, Georgia Merger Sub Corporation, IPC Communications, Inc.,
         IPC Information Systems, Inc., Idaho Merger Sub Corporation and IXnet,
         Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's
         Current Report on Form 8-K filed on March 2, 2000 (the "March 2, 2000
         8-K")).

  3.1 Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-
         1/A filed on July 2, 1998 (the "July 2, 1998 S-1/A")).

  3.2    Certificate of Incorporation of Change of Name of the Registrant dated
         April 30, 1998 (incorporated by reference to Exhibit 3.3 to the
         Registrant's Registration Statement on Form S-1/A filed on July 23,
         1998 (the "July 23, 1998 S-1/A")).

  3.3    Memorandum of Increase of Share Capital of the Registrant dated July
         9, 1998 (incorporated by reference to Exhibit 3.4 to the July 23, 1998
         S-1/A).

  3.4    Memorandum of Increase of Share Capital of the Registrant dated
         September 27, 1999 (incorporated by reference to Exhibit 3.1 to the
         Registrant's Quarterly Report on Form 10-Q filed on November 15, 1999
         (the "November 15, 1999 10-Q")).

  3.5    Bye-laws of the Registrant as in effect on October 14, 1999
         (incorporated by reference to Exhibit 3.2 to the November 15, 1999 10-
         Q).

  3.6    Certificate of Designations of 6 3/8% Cumulative Convertible Preferred
         Stock of the Registrant dated November 5, 1999 (incorporated by reference to Exhibit 3.3 to the November 15, 1999 10-Q).

  3.7    Memorandum of Association of Global Crossing Holdings Ltd.
         (incorporated by reference to Exhibit 3.1 of Global Crossing Holdings
         Ltd.'s Registration Statement on Form S-4 (File No. 333-61457)).

  3.8 Bye-laws of Global Crossing Holdings Ltd. (incorporated by reference to Exhibit 3.2 to Global Crossing Holdings Ltd.'s Registration
         Statement on Form S-4 (File No. 333-61457)).

  3.9    Certificate of Designations of 7% Cumulative Convertible Preferred
         Stock of the Registrant, dated December 15, 1999 (incorporated by reference to Exhibit 3.2 to Global Crossing Holdings Ltd.'s
         Registration Statement on Form S-4 (File No. 333-61457)).

  3.10   Certificate of Designations of 6 3/8% Cumulative Convertible Preferred
         Stock, Series B of the Registrant, dated January 12, 2000 (filed herewith).

  4.1    Certificate of Designations of 10 1/2% Senior Exchangeable Preferred
         Stock Due 2008 of Global Crossing Holdings Ltd. dated December 1, 1998
         (incorporated by reference to Schedule A to Exhibit 3.2 to the Global
         Crossing Holdings Ltd. Registration Statement on Form S-4 filed on
         December 22, 1998).

  4.2    Indenture, dated as of May 18, 1998, between Global Crossing Holdings
         Ltd. and United States Trust Company of New York, as Trustee
         (incorporated by reference to Exhibit 4.2 to the Global Crossing
         Holdings Ltd. Registration Statement on Form S-4 filed on December 22,
         1998).

  4.3    Supplemental Indenture, dated as of June 25, 1999, between Global
         Crossing Holdings Ltd. and United States Trust Company of New York, to the Indenture dated as of May 18, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-4 filed on July 12, 1999).

  4.4    Credit Agreement, dated as of July 2, 1999, among the Registrant,
         Global Crossing Holdings Ltd., the Lenders party thereto and The Chase
         Manhattan Bank as Administrative Agent (incorporated by reference to
         Exhibit 10.7 to the Registrant's Registration Statement on Form S-4/A filed on August 5, 1999).


 Exhibit
 Number                                  Exhibit
 -------                                 -------
   4.5   Indenture, dated as of November 19, 1999, among the Registrant.,
         Global Crossing Holdings Ltd. and United States Trust Company of New
         York (i ncorporated by reference to Exhibit 4.5 to the Global Crossing
         Holdings Ltd. Registration Statement on Form S-4 filed on January 11,
         2000 (File No. 333-94449)).

  Except as hereinabove provided, there is no instrument with respect to long-term debt of the Registrant and its consolidated subsidiaries under which the total authorized amount exceeds 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish to the SEC upon its request a copy of any instrument relating to long-term debt.

  10.1   Project Development and Construction Contract, dated as of March 18,
         1997, among AT&T Submarine Systems, Inc. and Atlantic Crossing Ltd.
         (formerly Global Telesystems Ltd.) (incorporated by reference to
         Exhibit 10.2 to the July 23, 1998 S-1/A).

  10.2   Project Development and Construction Contract, dated as of April 21,
         1998, among Tyco Submarine Systems, Ltd. and Pacific Crossing Ltd.
         (incorporated by reference to Exhibit 10.3 to the July 23, 1998 S-
         1/A).

  10.3   Project Development and Construction Contract, dated as of June 2,
         1998, among Alcatel Submarine Networks and Mid-Atlantic Crossing Ltd.
         (incorporated by reference to Exhibit 10.4 to the July 23, 1998 S-
         1/A).

  10.4   Project Development and Construction Contract, dated as of July 21,
         1998, among Tyco Submarine Systems, Ltd. and Pan American Crossing
         Ltd. (incorporated by reference to Exhibit 10.5 to the Registrant's
         Quarterly Report on Form 10-Q filed on November 16, 1998).

  10.5   Project Development and Construction Contract, dated as of July 30,
         1999, among Alcatel Submarine Networks and South American Crossing
         Ltd. (incorporated by reference to Exhibit 10.5 to the Global Crossing
         Holdings Registration Statement on Form S-4 filed on January 11, 2000
         (File No. 333-94449)) (portions have been omitted pursuant to a request for confidential treatment).

  10.6 Lease made as of October 1, 1999 between North Crescent Realty V, LLC and Global Crossing Development Company (incorporated by reference to
         Exhibit 10.1 to the November 15, 1999 10-Q).

  10.7   Form of Stockholders Agreement dated as of August 12, 1998 among the
         Registrant and the investors named therein (incorporated by reference to Exhibit 9.1 to the July 23, 1998 S-1/A).

  10.8 Form of Registration Rights Agreement dated as of August 12, 1998 among the Registrant and the investors named therein (incorporated by reference to Exhibit 4.4 to the July 23, 1998 S-1/A).

  10.9 Voting Agreement, dated as of March 16, 1999, among certain shareholders of the Registrant parties thereto, Frontier Corporation and, for certain purposes only, the Registrant (incorporated by reference to Exhibit 10.2 to the March 19, 1999 8-K).

  10.10  Second Reaffirmation of Voting Agreement and Share Transfer
         Restriction Agreement, dated as of September 2, 1999 (incorporated by reference to Annex S-B to the joint proxy statement/prospectus supplement included in the Registrant's Registration Statement on Form
         S-4 filed on September 8, 1999 (the "September 8, 1999 S-4").

  10.11 Share Transfer Restriction Agreement, dated as of September 2, 1999, among certain shareholders of Global Crossing Ltd., certain shareholders of Frontier Corporation and Global Crossing Ltd.
         (incorporated by reference to Annex S-C to the joint proxy statement/prospectus supplement included in the September 8, 1999 S-
         4).

  10.12 Tender Offer and Purchase Agreement, dated as of May 16, 1999, between the Registrant and U S WEST, Inc. (incorporated by reference to
         Exhibit (c)(2) to U S WEST, Inc.'s Schedule 14D-1 filed on May 21,
         1999).

 Exhibit
 Number                                  Exhibit
 -------                                 -------

  10.13  Standstill Agreement dated as of May 16, 1999 between U S WEST, Inc.
         and the Registrant (incorporated by reference to Exhibit (c)(4) to U S
         WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.14 Voting Agreement dated as of May 16, 1999 between U S WEST, Inc. and the Registrant (incorporated by reference to Exhibit (c)(3) to U S
         WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.15  Tender and Voting Agreement dated as of May 16, 1999 among U S WEST,
         Inc., the Registrant and the shareholders party thereto (incorporated by reference to Exhibit (c)(5) to U S WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.16 Agreement dated as of May 16, 1999 among the Registrant and the shareholders party thereto (incorporated by reference to Exhibit
         (c)(6) to U S WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.17 Transfer Agreement dated as of May 16, 1999 among the Registrant and the shareholders party thereto (incorporated by reference to Exhibit
         (c)(8) to U S WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.18  Amendment No. 1 dated as of July 18, 1999 to Tender Offer and Purchase
         Agreement dated as of May 16 1999 between the Registrant and U S WEST,
         Inc. (incorporated by reference to Exhibit 10.2 to the July 20, 1999
         8-K).

  10.19  Agreement, dated as of July 18, 1999, between Qwest Communications
         International Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the July 20, 1999 8-K).

  10.20  Agreement, dated as of July 18, 1999, between Global Crossing Holdings
         Ltd. and Qwest Communications International Inc. (incorporated by reference to Exhibit 10.4 to the July 20, 1999 8-K).

  10.21  Registration Rights Agreement dated as of November 5, 1999 among the
         Registrant and the initial purchasers of the Registrant's 6-3/8%
         Cumulative Convertible Preferred Stock named therein (incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on January 18, 2000 relating to such securities).

  10.22  Registration Rights Agreement dated as of November 5, 1999 among the
         Registrant and the initial purchasers of the Registrant's 7%
         Cumulative Convertible Preferred Stock named therein (incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on January 18, 2000 relating to such securities).

  10.23 1998 Global Crossing Ltd. Stock Incentive Plan as amended and restated effective December 7, 1999 (incorporated by reference to Exhibit 10.21 to the Global Crossing Holdings Ltd. Registration Statement on Form S-
         4 filed on January 11, 2000 (File No. 333-94449).

  10.24  Form of Non-Qualified Stock Option Agreement as in effect on September
         30, 1999 (incorporated by reference to Exhibit 10.2 to the November
         15, 1999 10-Q).

  10.25 Frontier Corporation Supplemental Retirement Savings Plan as amended and restated effective January 1, 1996 (incorporated by reference to Exhibit 10.13 to Frontier Corporation's Annual Report on Form 10-K filed March 28, 1997).

  10.26  Amendment No. 1, effective March 16, 1999, to Frontier Corporation
         Supplemental Retirement Savings Plan (incorporated by reference to
         Exhibit 10.2 to Frontier Corporation's Quarterly Report on Form 10-Q filed August 3, 1999).

  10.27  Amendment No. 2, dated September 21, 1999, to Frontier Corporation
         Supplemental Retirement Savings Plan (incorporated by reference to
         Exhibit 10.5 to the November 15, 1999 10-Q).

  10.28  Employment Agreement dated as of February 19, 1999 between the
         Registrant and Robert Annunziata (incorporated by reference to Exhibit
         10.8 to the Registrant's Quarterly Report on Form 10-Q filed on May
         10, 1999).

 Exhibit
 Number                                  Exhibit
 -------                                 -------
  10.29  Executive Contract dated March 25, 1996 between Robert L. Barrett and
         Frontier Corporation (incorporated by reference to Exhibit 10.25 to
         Frontier Corporation's Quarterly Report on Form 10-Q filed May 14,
         1996).

  10.30  Amendment dated May 1, 1999 to Executive Contract between Robert L.
         Barrett and Frontier Corporation (incorporated by reference to Exhibit
         10.7 to the November 15, 1999 10-Q).

  10.31  Executive Contract dated January 1, 1998 between Joseph P. Clayton and
         Frontier Corporation (incorporated by reference to Exhibit 10.22 to
         Frontier Corporation's Annual Report on Form 10-K filed March 26,
         1998).

  10.32  Amendment dated May 1, 1999 to Executive Contract between Joseph P.
         Clayton and Frontier Corporation (incorporated by reference to Exhibit
         10.9 to the November 15, 1999 10-Q).

  10.33  Employment Agreement dated as of December 5, 1999 between the
         Registrant and Leo J. Hindery, Jr. (filed herewith).

  10.34  Form of Change in Control Agreement between the Registrant and
         Executive Officers of the Registrant approved by the Board of Directors in January 2000 (filed herewith).

  10.35 Subscription and Sale and Purchase Agreement, dated November 15, 1999, among Hutchison Whampoa Limited, Hutchison Telecommunications Limited, the Registrant and HCL Holdings Limited (incorporated by reference to Exhibit 10.33 to the Global Crossing Holdings Ltd. Registration
         Statement on Form S-4 filed on January 11, 2000 (File No. 333-94449)).

  10.36  Employment Agreement dated as of December 3, 1999 between the
         Registrant and John A. Scarpati (filed herewith).

  12.1   Computation of Ratio of Earnings to Fixed Charges (filed herewith).

  21.1   Subsidiaries of the Registrant (filed herewith).

  23.1   Consent of Arthur Andersen (filed herewith).

  27.1   Financial Data Schedule (filed herewith).

  (b) Reports on Form 8-K.

  During the quarter ended December 31, 1999, the following reports on Form 8-K were filed by the Registrant:

    1. Current Report on Form 8-K dated October 11, 1999 (date of earliest event reported), filed on October 12, 1999, for the purpose of reporting, under Item 5, the execution of an agreement to acquire Racal Telecom.

    2. Current Report on Form 8-K dated October 11, 1999 (date of earliest event reported), filed on October 21, 1999, for the purpose of filing, under Item 2, the agreement governing the acquisition of Racal Telecom.

    3. Current Report on Form 8-K dated October 29, 1999 (date of earliest event reported), filed on December 8, 1999, for the purpose of reporting, under Item 5, recent issuances by Global Crossing Ltd. of unregistered securities.

    4. Current Report on Form 8-K dated November 24, 1999 (date of earliest event reported), filed on December 3, 1999, for the purpose of reporting, under Item 2, the acquisition of Racal Telecom.

  (c) See Item 14(a)(3) above.

  (d) See Item 14(a)(2) above.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                             Page
                                                                             ----
Report of Independent Public Accountants...................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...............   F-3

Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 and for the period March 19, 1997 (Date of Inception) to December
 31, 1997..................................................................   F-4

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1999 and 1998 and for the period March 19, 1997 (Date of
 Inception) to December 31, 1997...........................................   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and for the period March 19, 1997 (Date of Inception) to December
 31, 1997..................................................................   F-6

Consolidated Statements of Comprehensive Income for the years ended
 December 31, 1999 and 1998 and for the period March 19, 1997 (Date of
 Inception) to December 31, 1997...........................................   F-8

Notes to Consolidated Financial Statements.................................   F-9

Schedule:
  Schedule II--Valuation and Qualifying Accounts...........................  F-42

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Crossing Ltd.:

  We have audited the accompanying consolidated balance sheets of Global Crossing Ltd. (a Bermuda company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income for the years ended December 31, 1999 and 1998 and for the period March 19, 1997 (Date of Inception) to December 31, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Crossing Ltd. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period March 19, 1997 (Date of Inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States.

  As explained in the Notes to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for start-up costs.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

         /s/ Arthur Andersen
_____________________________________
           Arthur Andersen

Hamilton, Bermuda
February 23, 2000

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                             December 31, 1999 December 31, 1998
                                             ----------------- -----------------
ASSETS:
 Current assets:
 Cash and cash equivalents.................     $ 1,633,499       $  806,593
 Restricted cash and cash equivalents......          93,294           77,190
 Accounts receivable, net..................         966,973           71,195
 Other assets and prepaid costs............         252,767           21,637
                                                -----------       ----------
 Total current assets......................       2,946,533          976,615
 Restricted cash and cash equivalents......         138,118          367,600
 Accounts receivable.......................          52,052           43,315
 Capacity available for sale...............             --           574,849
 Property and equipment, net...............       6,026,053          433,707
 Goodwill and intangibles, net.............       9,557,422              --
 Investment in and advances to/from
  affiliates, net..........................         323,960          177,334
 Other assets..............................         661,442           65,757
                                                -----------       ----------
 Total assets..............................     $19,705,580       $2,639,177
                                                ===========       ==========
LIABILITIES:
 Current liabilities:
 Accrued construction costs................     $   275,361       $  129,081
 Accounts payable..........................         509,866            2,018
 Accrued cost of access....................         154,285              --
 Accrued liabilities.......................         280,629           29,972
 Accrued interest and preferred dividends..          66,745           14,428
 Deferred revenue..........................         127,367           44,197
 Income taxes payable......................         140,034           15,604
 Current portion of long term debt.........           5,496            6,393
 Other current liabilities.................         292,810           14,572
                                                -----------       ----------
 Total current liabilities.................       1,852,593          256,265
 Long-term debt............................       5,018,544        1,066,093
 Deferred revenue..........................         383,287           25,325
 Deferred credits and other................         796,606           34,174
                                                -----------       ----------
 Total liabilities.........................       8,051,030        1,381,857
                                                -----------       ----------
MINORITY INTEREST..........................         351,338              --
                                                -----------       ----------
MANDATORILY REDEEMABLE AND CUMULATIVE
 CONVERTIBLE PREFERRED STOCK:
 10 1/2% Mandatorily Redeemable Preferred
  Stock, 5,000,000 shares issued and
  outstanding as of December 31, 1999 and
  1998, $100 liquidation preference per
  share....................................         485,947          483,000
                                                -----------       ----------
 6 3/8% Cumulative Convertible Preferred
  Stock, 10,000,000 and 0 shares issued and
  outstanding as of December 31, 1999 and
  1998, respectively, $100 liquidation
  preference per share.....................         969,000              --
                                                -----------       ----------
 7% Cumulative Convertible Preferred Stock,
  2,600,000 and 0 shares issued and
  outstanding as of December 31, 1999 and
  1998, $250 liquidation preference per
  share....................................         629,750              --
                                                -----------       ----------
SHAREHOLDERS' EQUITY:
 Common stock, 3,000,000,000 shares
  authorized, par value $.01, 799,137,142
  and 432,776,246 shares issued as of
  December 31, 1999 and 1998, respectively.           7,992            4,328
 Treasury stock, 22,033,758 shares.........        (209,415)        (209,415)
 Additional paid-in capital and other
  shareholders' equity.....................       9,578,927        1,067,470
 Accumulated deficit.......................        (158,989)         (88,063)
                                                -----------       ----------
                                                  9,218,515          774,320
                                                -----------       ----------
 Total liabilities and shareholders'
  equity...................................     $19,705,580       $2,639,177
                                                ===========       ==========

                            See accompanying notes.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except share and per share information)

                                                                 Period from
                                                                March 19, 1997
                            Year Ended        Year Ended     (Date of Inception)
                         December 31, 1999 December 31, 1998 to December 31, 1997
                         ----------------- ----------------- --------------------
REVENUE.................    $ 1,664,824       $   419,866        $       --
                            -----------       -----------        -----------
EXPENSES:
 Cost of sales..........        850,483           178,492                --
 Operations,
  administration and
  maintenance...........        133,202            18,056                --
 Sales and marketing....        149,119            26,194              1,366
 Network development....         26,153            10,962                 78
 General and
  administrative........        210,107            26,303              1,618
 Stock related expense..         51,306            39,374                --
 Depreciation and
  amortization..........        124,294               541                 39
 Goodwill and
  intangibles
  amortization..........        127,621               --                 --
 Termination of advisory
  services agreement....            --            139,669                --
                            -----------       -----------        -----------
                              1,672,285           439,591              3,101
                            -----------       -----------        -----------
OPERATING LOSS..........         (7,461)          (19,725)            (3,101)
EQUITY IN INCOME (LOSS)
 OF AFFILIATES..........         15,708            (2,508)               --
MINORITY INTEREST.......         (1,338)              --                 --
OTHER INCOME (EXPENSE):
 Interest income........         67,407            29,986              2,941
 Interest expense.......       (139,077)          (42,880)               --
 Other income, net......        180,765               --                 --
                            -----------       -----------        -----------
INCOME (LOSS) BEFORE
 PROVISION FOR INCOME
 TAXES, EXTRAORDINARY
 ITEM AND CUMULATIVE
 EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE...        116,004           (35,127)              (160)
 Provision for income
  taxes.................       (126,539)          (33,067)               --
                            -----------       -----------        -----------
LOSS BEFORE
 EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE..............        (10,535)          (68,194)              (160)
 Extraordinary loss on
  retirement of debt....        (45,681)          (19,709)               --
                            -----------       -----------        -----------
LOSS BEFORE CUMULATIVE
 EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE...        (56,216)          (87,903)              (160)
 Cumulative effect of
  change in accounting
  principle, net of
  income tax benefit of
  $1,400................        (14,710)              --                 --
                            -----------       -----------        -----------
NET LOSS................        (70,926)          (87,903)              (160)
 Preferred stock
  dividends.............        (66,642)          (12,681)           (12,690)
 Redemption of preferred
  stock.................            --            (34,140)               --
                            -----------       -----------        -----------
LOSS APPLICABLE TO
 COMMON SHAREHOLDERS....    $  (137,568)      $  (134,724)       $   (12,850)
                            ===========       ===========        ===========
NET LOSS PER COMMON
 SHARE:
 Loss applicable to
  common shareholders
  before extraordinary
  item and cumulative
  effect of change in
  accounting principle,
  basic and diluted.....    $     (0.15)      $     (0.32)       $     (0.04)
                            -----------       -----------        -----------
 Extraordinary item,
  basic and diluted.....          (0.09)            (0.06)               --
                            -----------       -----------        -----------
 Cumulative effect of
  change in accounting
  principle,
  basic and diluted.....          (0.03)              --                 --
                            -----------       -----------        -----------
 Net loss applicable to
  common shareholders,
  basic and diluted.....    $     (0.27)      $     (0.38)       $     (0.04)
                            ===========       ===========        ===========
 Shares used in
  computing basic and
  diluted loss per
  share.................    502,400,851       358,735,340        325,773,934
                            ===========       ===========        ===========

                            See accompanying notes.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            (In thousands, except share and per share information)

                                                                     Other Shareholders'
                             Common Stock         Treasury Stock           Equity
                          -------------------  --------------------  --------------------
                                                                     Additional                            Total
                                                                      Paid-in              Accumulated Shareholders'
                            Shares     Amount    Shares    Amount    Capital(a)   Other      Deficit      Equity
                          -----------  ------  ---------- ---------  ----------  --------  ----------- -------------
Issuance of common stock
 for cash in March 1997
 (Date of Inception),
 net of $1,264 issuance
  costs.................  325,773,934  $3,258         --  $     --   $   83,713  $    --    $     --    $   86,971
 Preferred stock
  dividends.............          --      --          --        --      (12,690)      --          --       (12,690)
 Net loss for the
  period................                                                                         (160)        (160)
                          -----------  ------  ---------- ---------  ----------  --------   ---------   ----------
Balance, December 31,
 1997...................  325,773,934   3,258         --        --       71,023       --         (160)      74,121
 Issuance of common
  stock for cash........    1,575,000      16         --        --        2,772       --          --         2,788
 Cash reimbursement to
  certain shareholders..          --      --          --        --       (7,047)      --          --        (7,047)
 Unearned compensation..          --      --          --        --       93,758   (93,758)        --           --
 Amortization of
  compensation expense..          --      --          --        --          --     37,111         --        37,111
 PCG Warrants...........   24,406,340     244         --        --      275,054       --          --       275,298
 Issuance of common
  stock in exchange for
  termination of
  advisory services
  agreement.............   14,210,526     142         --        --      134,858       --          --       135,000
 Preferred stock
  dividends.............          --      --          --        --      (12,681)      --          --       (12,681)
 Premium on redemption
  of preferred stock....          --      --          --        --      (34,140)      --          --       (34,140)
 Common stock
  transactions with
  certain shareholders..   21,733,758     217  22,033,758  (209,415)    209,198       --          --           --
 Issuance of common
  stock in connection
  with initial public
  offering, net of
  $30,916 issuance
  costs.................   44,420,000     444         --        --      390,630       --          --       391,074
 Issuance of common
  stock from exercise of
  stock options.........      656,688       7         --        --          692       --          --           699
 Net loss...............          --      --          --        --          --        --      (87,903)     (87,903)
                          -----------  ------  ---------- ---------  ----------  --------   ---------   ----------
Balance, December 31,
 1998...................  432,776,246   4,328  22,033,758  (209,415)  1,124,117   (56,647)    (88,063)     774,320
 Issuance of common
  stock from exercise of
  stock options.........   10,058,073     101         --        --      111,263       --          --       111,364
 Income tax benefit from
  exercise of stock
  options...............          --      --          --        --        9,368       --          --         9,368
 Unearned compensation..          --      --          --        --       55,066   (55,066)        --           --
 Amortization of
  compensation expense..          --      --          --        --          --     51,306         --        51,306
 Issuance of common
  stock in exchange for
  non-compete rights and
  licenses..............    2,239,632      22         --        --       19,978       --          --        20,000
 Cancellation of shares
  issued in connection
  with terminated merger
  with US West..........   (2,231,076)    (22)        --        --     (103,362)      --          --      (103,384)
 Preferred stock
  dividends.............          --      --          --        --      (66,642)      --          --       (66,642)
 Shares issued in
  connection with
  Frontier acquisition..  355,263,135   3,553         --        --    8,503,974       --          --     8,507,527
 Shares issued for
  retirement of debt....    1,031,132      10         --        --        5,290       --          --         5,300
 Foreign currency
  translation
  adjustment............          --      --          --        --          --    (20,698)        --       (20,698)
 Unrealized gain on
  securities............          --      --          --        --          --        980         --           980
 Net loss...............          --      --          --        --          --        --      (70,926)     (70,926)
                          -----------  ------  ---------- ---------  ----------  --------   ---------   ----------
Balance, December 31,
 1999...................  799,137,142  $7,992  22,033,758 $(209,415) $9,659,052  $(80,125)  $(158,989)  $9,218,515
                          ===========  ======  ========== =========  ==========  ========   =========   ==========

--------
(a) Additional Paid-in-Capital has been charged retroactively for the par value of the shares issued as a result of the 2-for-1 stock split effected in the form of a stock dividend effective on March 9, 1999.

                            See accompanying notes.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Period From
                                                                 March 19, 1997
                             Year Ended        Year Ended     (Date of Inception)
                          December 31, 1999 December 31, 1998 to December 31, 1997
                          ----------------- ----------------- --------------------
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES:
 Net loss...............     $  (70,926)        $ (87,903)          $   (160)
 Adjustments to
  reconcile net loss to
  net cash provided by
  operating activities:
 Extraordinary loss on
  retirement of senior
  notes.................         45,681            19,709                --
 Cumulative effect of
  change in accounting
  principle.............         14,710               --                 --
 Non-cash portion of US
  West termination
  agreement.............       (103,384)              --                 --
 Stock related expenses.         51,306            39,374                --
 Termination of advisory
  services agreement....            --            135,000                --
 Equity in (income) loss
  of affiliates.........        (15,708)            2,508                --
 Depreciation and
  amortization..........        251,915               541                 39
 Provision for doubtful
  accounts..............         37,157             4,233                --
 Deferred income taxes..         35,274             9,654                --
 Capacity available for
  sale excluding cash
  expenditures for
  investing activities..            --            123,329            (21,200)
 Other..................          7,726               --                 --
 Changes in operating
  assets and
  liabilities...........        252,333           (37,718)            26,442
                             ----------         ---------           --------
  Net cash provided by
   operating activities.        506,084           208,727              5,121
                             ----------         ---------           --------
CASH FLOWS USED IN
 INVESTING ACTIVITIES:
 Cash paid for
  construction in
  progress and capacity
  available for sale....     (1,577,044)         (413,996)          (428,743)
 Acquisitions, net of
  cash acquired.........     (2,456,811)              --                 --
 Proceeds from sale of
  unconsolidated
  subsidiary............        379,086               --                 --
 Purchases of property
  and equipment.........       (193,871)              --                 --
 Investments in and
  advances to
  affiliates............       (161,337)          (16,701)               --
                             ----------         ---------           --------
  Net cash used in
   investing activities.     (4,009,977)         (430,697)          (428,743)
                             ----------         ---------           --------
CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES:
 Proceeds from issuance
  of common stock, net..        111,364           392,298             73,736
 Proceeds from issuance
  of preferred stock,
  net...................      1,598,750           483,000             92,470
 Proceeds from issuance
  of senior notes.......      2,000,000           796,495            150,000
 Proceeds from long-term
  debt..................      3,544,083           290,556            162,325
 Repayment of long-term
  debt..................     (3,351,732)         (176,890)               --
 Retirement of 1997
  issued senior notes...            --           (159,750)               --
 Redemption of 1997
  issued preferred
  stock.................            --           (134,372)               --
 Finance costs incurred.       (141,027)          (37,665)           (28,181)
 Cash reimbursement to
  certain shareholders..            --             (7,047)               --
 Minority interest
  investment in
  subsidiary............        350,000               --                 --
 Preferred dividends....        (52,429)              --                 --
 Decrease (increase) in
  restricted cash and
  cash equivalents......        271,790          (419,515)           (25,275)
                             ----------         ---------           --------
  Net cash provided by
   financing activities.      4,330,799         1,027,110            425,075
                             ----------         ---------           --------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS.......        826,906           805,140              1,453
CASH AND CASH
 EQUIVALENTS, beginning
 of period..............        806,593             1,453                --
                             ----------         ---------           --------
CASH AND CASH
 EQUIVALENTS, end of
 period.................     $1,633,499         $ 806,593           $  1,453
                             ==========         =========           ========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 (In thousands)

                                                                  Period From
                                                                 March 19, 1997
                             Year Ended        Year Ended     (Date of Inception)
                          December 31, 1999 December 31, 1998 to December 31, 1997
                          ----------------- ----------------- --------------------
SUPPLEMENTAL INFORMATION
 ON NON-CASH FINANCING
 ACTIVITIES:
 Common stock issued to
  holders of preferred
  stock.................     $       --         $     --            $ 13,325
                             ===========        =========           ========
 Common stock issued
  upon conversion of
  debt..................     $     5,300        $     --            $    --
                             ===========        =========           ========
SUPPLEMENTAL INFORMATION
 ON NON-CASH INVESTING
 ACTIVITIES:
 Costs incurred for
  construction in
  progress and capacity
  available for sale....     $ 1,704,258        $ 607,865           $497,319
 Increase in accrued
  construction costs....        (119,405)         (77,077)           (52,414)
 Increase in accrued
  interest..............             --            (8,412)            (1,641)
 Amortization of
  deferred finance
  costs.................          (7,809)          (7,883)            (2,223)
 (Increase) decrease in
  obligations under
  capital leases........             --            11,660            (12,298)
 PCG Warrants...........             --          (112,157)               --
                             -----------        ---------           --------
 Cash paid for
  construction in
  progress and capacity
  available for sale....     $ 1,577,044        $ 413,996           $428,743
                             ===========        =========           ========
 Non-cash purchases of
  property and
  equipment.............     $    38,300        $     --            $    --
                             ===========        =========           ========
 Transfer of capacity
  available for sale to
  property and
  equipment.............     $   574,849        $     --            $    --
                             ===========        =========           ========
 Common stock issued for
  non-compete rights....     $    20,000        $     --            $    --
                             ===========        =========           ========
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW
 INFORMATION:
 Changes in operating
  assets and
  liabilities:
 Accounts receivable....     $  (296,467)       $(118,743)          $    --
 Other current assets...         (47,915)         (46,662)            (1,032)
 Other Long-Term Assets.         (98,029)             --                 --
 Deferred revenue.......         331,475           64,197              5,325
 Accounts payable and
  accrued liabilities...         258,739           30,332              1,249
 Income taxes payable...          73,650           15,604                --
 Obligations under
  inland services
  agreement.............         (21,994)          17,554             20,900
 Deferred credits and
  other.................          52,874              --                 --
                             -----------        ---------           --------
                             $   252,333        $ (37,718)          $ 26,442
                             ===========        =========           ========
 Detail of acquisitions:
 Assets acquired........     $11,120,676        $     --            $    --
 Liabilities assumed....      (2,613,149)             --                 --
                             -----------        ---------           --------
 Common stock issued....     $ 8,507,527        $     --            $    --
                             ===========        =========           ========
 Net cash paid for
  acquisitions..........     $ 2,456,811        $     --            $    --
 Cash acquired in
  acquisitions..........         123,855              --                 --
                             -----------        ---------           --------
 Cash paid for
  acquisition, including
  transaction fees......     $ 2,580,666        $     --            $    --
                             ===========        =========           ========
 Investments in
  Affiliates:
 Cost of investments in
  affiliates............     $  (161,337)       $(179,842)          $    --
 PCG Warrants...........             --           163,141                --
                             ===========        =========           ========
                             $  (161,337)       $ (16,701)          $    --
                             ===========        =========           ========
 Cash paid for interest
  and income taxes:
 Interest paid and
  capitalized...........     $   219,289        $  39,424           $  8,136
                             ===========        =========           ========
 Interest paid (net of
  capitalized interest).     $   141,230        $  33,854           $    --
                             ===========        =========           ========
 Cash paid for taxes....     $    14,589        $   7,809           $    --
                             ===========        =========           ========

                            See accompanying notes.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                 Period from
                                                                March 19, 1997
                            Year Ended        Year Ended     (Date of Inception)
                         December 31, 1999 December 31, 1998 to December 31, 1997
                         ----------------- ----------------- --------------------
Net loss................     $(70,926)         $(87,903)            $(160)
 Foreign currency
  translation
  adjustment............      (20,698)              --                --
 Unrealized gain on
  securities............          980               --                --
                             --------          --------             -----
Comprehensive loss......     $(90,644)         $(87,903)            $(160)
                             ========          ========             =====





                            See accompanying notes.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND ORGANIZATION

  Global Crossing Ltd. (a Bermuda company, together with its consolidated subsidiaries, "GCL" or the "Company") is building and offering services over the world's first independent global fiber optic network, consisting of 101,000 announced route miles and serving five continents, 27 countries and more than 200 major cities. Upon completion of our currently announced systems, our network and our telecommunications and Internet product offerings will be available in markets constituting over 80% of the world's international communications traffic.

  The Company's strategy is to be the premier provider of global broadband Internet Protocol ("IP") and data services for both wholesale and retail customers. The Company is building a state-of-the-art fiber optic network that management believes to be of unprecedented global scope and scale to serve as the backbone for this strategy. Management believes that the Company's network will enable it to be the low cost service provider in most of its addressable markets.

  Asia Global Crossing, a joint venture with Softbank Corp. and Microsoft Corporation intends to become the first truly pan-Asian carrier to offer worldwide bandwidth and data communications. The Asia Global Crossing joint venture was established on November 24, 1999.

  GlobalCenter, a wholly-owned subsidiary of GCL, will expand its product set to become a single-source e-commerce service solution that will provide web-centric businesses with the high availability, flexibility and scalability necessary to compete in the rapidly expanding digital economy.

  Global Crossing Ltd. serves as a holding company for its subsidiaries' operations, including Global Marine Systems (acquired July 2, 1999), Frontier Corporation (acquired September 28, 1999), and Racal Telecom (acquired November 24, 1999).

  In February 1999, the Company's Board of Directors declared a 2-for-1 split of the Company's common stock in the form of a stock dividend which was effective on March 9, 1999. All share information presented in these consolidated financial statements gives retroactive effect to the 100-for-1 stock split in January 1998, 1.5-for-1 stock dividend in August 1998 and 2-for-1 stock dividend on March 9, 1999.

2. SIGNIFICANT ACCOUNTING POLICIES

  These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies are summarized as follows:

 a) Principles of Consolidation

  The consolidated financial statements include the accounts of GCL and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

  As described in Note 3, the Company completed the acquisitions of Global Marine Systems, Frontier and Racal Telecom during 1999. These acquisitions have had a major impact on the comparability of the Company's financial statements. To assist the reader of these financial statements and related notes, the Company has disclosed certain financial information in Note 3 including the pro forma impact of these acquisitions.

 b) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts and results could differ from those estimates.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  The Company's operations and ability to grow may be affected by numerous factors, including changes in customer requirements, new laws and governmental regulations and policies, technological advances, entry of new competitors and changes in the willingness of financial institutions and other lenders to finance acquisitions and operations. The Company cannot predict which, if any, of these or other factors might have a significant impact on the telecommunications industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations.

 c) Development Stage Company

  The Company was in its development stage until May 1998 when the United States to United Kingdom segment of the AC-1 system was placed into service, and the Company began generating significant amounts of revenue.

 d) Revenue Recognition

 Services

  Revenue recognized as services, including sales of capacity under operating type leases, are provided, net of an estimate for uncollectible accounts. Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets.

 Sales-Type Leases

  Revenue from Capacity Purchase Agreements ("CPAs") that meet the criteria of sales-type lease accounting are recognized in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when (i) the purchaser obtains the right to use the capacity, which can only be suspended if the purchaser fails to pay the full purchase price or fulfill its contractual obligations, (ii) the purchaser is obligated to pay Operations, Administration and Maintenance ("OA&M") costs and (iii) the segment of a system related to the capacity purchased is available for service. Certain customers who have entered into CPAs for capacity have paid deposits toward the purchase price which have been included as deferred revenue in the accompanying consolidated balance sheets.

  Prior to July 1, 1999, substantially all CPAs were treated as sales-type leases as described in Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"). On July 1, 1999, the Company adopted Financial Accounting Standards Board Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"), which requires prospective transactions to meet the criteria set forth in Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") to qualify for sales-type lease accounting. Since sales of terrestrial capacity did not meet the new criteria, the terrestrial portion of CPAs executed subsequent to June 30, 1999 were recognized over the terms of the contracts, as services.

 Percentage-of-Completion

  Revenues and estimated profits under long-term contracts for undersea telecommunication installation by Global Marine Systems are recognized under the percentage-of-completion method of accounting.

 e) Cost of Sales

 Services

  Costs of the network relating to capacity contracts accounted for as operating leases are treated as fixed assets and, accordingly, are depreciated over the estimated useful life of the capacity.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 Sales-Type Leases

  Prior to October 1, 1999, the effective date of the Frontier merger, cost of sales for subsea circuits was calculated based on the ratio of capacity revenue recognized in the period to total expected capacity revenue over the life of the network system, multiplied by the total remaining costs of constructing the network system. This calculation of cost of sales matches costs with the value of each sale relative to total expected revenue. Until the entire system was completed, for purposes of calculating cost of sales, the total system costs incurred included an estimate of remaining costs to be incurred to complete the entire system plus the cost of system upgrades that management had the intent and ability to complete, provided the need for such upgrades was supported by a third party consultant's independent revenue forecast.

  Beginning October 1, 1999, the Company initiated service contract accounting and therefore began depreciating all of its systems; however, certain contracts still qualified for sales-type lease accounting. For these transactions, the Company's policy provided for recording cost of sales in the period in which the related revenue was recognized, in addition to the depreciation charge described below (see Property and Equipment and Construction in Progress). Under service contract accounting, the amount charged to cost of sales relating to subsea capacity was calculated by determining the estimated net book value of the specific subsea capacity at the time of the sale. The estimated book value includes expected costs of capacity the Company has the intent and ability to add through upgrades of that system, provided the need for such upgrades is supported by a third-party consultant's independent revenue forecast.

 f) Commissions and Advisory Services Fees

  The Company's policy is to record sales commissions and advisory fee expenses and related payables upon the recognition of revenue so as to appropriately match these costs with the related revenue. Under the Advisory Services Agreement ("ASA"), which was terminated by December 31, 1998, the Company paid PCG Telecom Services LLC ("PCG Telecom") and its affiliates 2% of revenue for advisory services performed. Under the Sales Agency Agreement, the Company paid Tyco Submarine Systems Ltd. ("TSSL") a commission based on a percentage of revenue from the sale of capacity on certain of the Company's systems.

 g) Cash and Cash Equivalents, Restricted Cash and Cash Equivalents (Current and Long Term)

  The Company considers cash in banks and short term highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents and restricted cash and cash equivalents are stated at cost which approximates fair value.

 h) Property and Equipment and Construction in Progress

  Property and equipment, which includes capitalized leases, are stated at cost, net of depreciation and amortization. Major enhancements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to a segment's completion are reflected as construction in progress in the accompanying consolidated balance sheets and recorded as property and equipment at the date each segment of the applicable system becomes operational.

  Construction in progress includes direct expenditures for construction of network systems and is stated at cost. Capitalized costs include costs incurred under the construction contract; advisory, consulting and legal fees; interest; and amortized finance costs incurred during the construction phase. Once it is probable that a cable system will be constructed, costs directly identifiable with the cable system under development are capitalized. Costs relating to the evaluation of new projects incurred prior to the date the development of the network system becomes probable are expensed as incurred.

  In connection with the construction of the Global Crossing network, the Company has entered into various agreements to sell or exchange dark fiber, ducts, rights of ways, and certain capacity. These non-monetary exchanges are recorded at the cost of the asset transferred or, if applicable, the fair value of the asset received.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  Interest incurred, which includes the amortization of deferred finance fees and issuance discount ("interest cost"), are capitalized to construction in progress. Total interest cost incurred and interest capitalized to construction in progress during the periods presented were:

                                                                   For the period
                                                                   March 31, 1997
                               Year Ended        Year Ended     (Date of Inception)
                            December 31, 1999 December 31, 1998 to December 31, 1997
                            ----------------- ----------------- --------------------
                                                 (In thousands)
   Interest cost incurred..     $217,136           $92,813             $9,777
                                ========           =======             ======
   Interest cost
    capitalized to
    construction in
    progress...............     $ 78,059           $49,933             $9,777
                                ========           =======             ======

  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements and assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease. Estimated useful lives are as follows:

     Buildings...................................................... 10-40 years
     Leasehold improvements.........................................  2-25 years
     Furniture, fixtures and equipment..............................  2-30 years
     Transmission equipment.........................................  3-25 years

  Beginning October 1, 1999, the Company commenced service contract accounting. Carrying amounts related to completed subsea systems were reclassified from capacity available for sale to depreciable assets, and are being depreciated over their remaining economic useful lives.

  When property or equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts, and resulting gains or losses are reflected in the determination of current net income.

  The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss would be recognized equal to an amount by which the carrying value exceeds the fair value of the assets.

 i) Goodwill and Intangibles

  Costs in excess of net assets of acquired businesses are amortized on the straight-line method over 3 to 25 years. In cases where undiscounted expected future cash flows are less than the carrying value, the impairment loss would be included in the determination of current net income. Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred which indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted operating income over the remaining life of the intangible assets in measuring whether the intangible assets are recoverable.

 j) Deferred Finance Costs

  Costs incurred to obtain financing through the issuance of senior notes and long-term debt have been reflected as an asset included in other assets in the accompanying consolidated balance sheets. Costs incurred to obtain financing through the issuance of preferred stock have been reflected as a reduction in the carrying value

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
of the issued preferred stock. The financing costs relating to the debt are amortized over the lesser of the term of the related debt agreements or the expected payment date of the debt obligation. In 1998, certain preferred stock was redeemed at which time the remaining balance of unamortized discount and offering costs was charged against additional paid-in capital. In 1999 and 1998, certain long-term debt was extinguished, at which time the remaining balance of unamortized discount and offering costs was written off and included in extraordinary loss on retirement of debt.

  During the construction period, the amortized portion of deferred financing costs relating to the senior notes and the long-term debt are included in construction in progress as a component of interest capitalized or recorded as interest expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalization of Interest Cost". The amortized portion of the deferred financing costs relating to the preferred stock is included as a component of preferred stock dividends.

 k) Investments

  Investments in which the Company does not have significant influence or in which the Company holds an ownership interest of less than 20% are recorded using the cost method of accounting. The equity method of accounting is applied for investments in affiliates, if the Company owns an aggregate of 20% to 50% of the affiliate and if the Company exercises significant influence over the affiliate. The equity method is also applied for entities in which the Company's ownership is in excess of 50% but over which the Company is unable to exercise effective control. If the Company holds more than 50% of the ownership and is able to exercise effective control, the owned entity's financial statements and the appropriate deductions for minority interest are included in the accompanying consolidated financial statements.

 l) Financial Instruments

  The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates and foreign currency exchange rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. Accordingly, they are presented on the accompanying consolidated balance sheet at their carrying values, which approximates their fair values. Fair values are based on market quotes, current interest rates or management estimates, as appropriate.

  The Company has entered into forward currency contracts, hedging the exchange risk on committed foreign currency transactions. Gains and losses on these contracts are recognized at the time the underlying transaction is completed.

  As discussed in Note 15, the Company has entered into an interest rate swap agreement to hedge its variable interest-rate exposure on debt. Hedge accounting was applied in respect of these instruments; accordingly, the net cash amounts to be paid or received on the agreement are accrued and recognized as an adjustment to interest expense on the related debt.

 m) Income Taxes

  The Company recognizes current and deferred income tax assets and liabilities based upon all events that have been recognized in the consolidated financial statements as measured by the enacted tax laws.

 n) Effect of Foreign Currencies

  For those subsidiaries using the U.S. Dollar as their functional currency, transaction loss is recorded in the accompanying consolidated statements of operations. The Company's foreign transaction loss was $26.9 million

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
for the year ended December 31, 1999. The effect of foreign currency transactions in all periods prior to the year ended December 31, 1999 were immaterial.

  For those subsidiaries not using the U.S. Dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. For the year ended December 31, 1999, the Company incurred a foreign currency translation loss of $20.7 million. For all periods prior to December 31, 1999, the translation adjustments were immaterial.

 o) Stock Option Plan

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

 p) Concentration of Credit Risk

  The Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its larger customer's financial condition. As of and for the year ended December 31, 1999, five customers represented 14% and 29% of the Company's receivables and revenue, respectively.

 q) Change in Accounting Policy

  The Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") in the first quarter of 1999. Accordingly, a one-time charge of $15 million (net of tax benefit), representing start-up costs incurred and capitalized during previous periods, was charged against net income.

 r) Pending Accounting Standards

  In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133", which deferred SFAS No. 133's effective date to fiscal quarters beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The impact of the adoption of this standard has not been quantified.

 s) Reclassifications

  Certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

3. MERGERS AND ACQUISITIONS

  The following mergers and acquisitions occurred during 1999 and have been accounted for in the accompanying consolidated financial statements under the purchase method of accounting for business combinations. The purchase price was allocated based on the estimated fair value of acquired assets and liabilities at the date of acquisition.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 Global Marine Systems Acquisition

  On July 2, 1999, the Company acquired the Global Marine business of Cable & Wireless Plc for approximately $908 million, consisting of a combination of cash and assumed indebtedness. This resulted in an excess of purchase price over net assets acquired of $693 million, which was allocated to goodwill and other intangible assets and are being amortized on the straight-line method over 3-25 years. Global Marine Systems provides services, including maintenance under a number of long-term contracts, to cables built by carriers and is the world's largest undersea cable installation and maintenance company. The Company initially financed the acquisition with committed bank financing in the amount of $600 million and the remainder with cash on hand.

 Frontier Corporation Merger

  On September 28, 1999, the Company completed its merger with Frontier Corporation, resulting in Frontier becoming a wholly owned subsidiary of the Company.

  Frontier shareholders received 2.05 shares of the Company's common stock for each outstanding share of common stock of Frontier Corporation, for a total of 355 million shares of Global Crossing common stock, including outstanding and unexercised stock options. The purchase price of $10.3 billion reflects a Global Crossing stock price of $22 15/16 per share, the average closing price of Global Crossing common stock from September 1, 1999 through September 3, 1999, and includes long term debt and Frontier stock options assumed by Global Crossing. For accounting purposes, the merger with the Company is deemed to have occurred as of the close of business on September 30, 1999. The excess of purchase price over net assets acquired of $7.7 billion was allocated to goodwill and other intangible assets; goodwill and intangible assets are being amortized on the straight-line method over 6-25 years

 Racal Telecom Acquisition

  On November 24, 1999, the Company acquired Racal Telecom for approximately $1.6 billion in cash. The Company entered into a (Pounds)675 million (approximately $1,091 million as of December 31, 1999) credit facility to finance the acquisition. The excess of purchase price over net assets acquired of $1.6 billion was allocated to goodwill and is being amortized on the straight-line method over 6-25 years. Racal Telecom owns one of the most extensive fiber telecommunications networks in the United Kingdom. For accounting purposes, the acquisition is deemed to have occurred as of the close of business on November 30, 1999.

 Asia Global Crossing

  On November 24, 1999, the Asia Global Crossing joint venture was established. In exchange for a majority interest, the Company contributed to the joint venture its development rights in East Asia Crossing ("EAC") and its 58% interest in Pacific Crossing ("PC-1"). Softbank Corp. and Microsoft Corporation each contributed $175 million in cash to Asia Global Crossing. In addition, Softbank and Microsoft committed to make a total of at least $200 million in capacity purchases on our network over a three-year period, expected to be utilized primarily on PC-1 and EAC. Softbank and Microsoft have also agreed to use Asia Global Crossing's network in the region, subject to specified conditions. Minority interest of $351 million was recorded in 1999 in connection with this joint venture.

 Hutchison Global Crossing

  On November 15, 1999, the Company entered into an agreement with Hutchison Whampoa Limited ("Hutchison") to form a joint venture called Hutchison Global Crossing, which began operations on January 12, 2000. The joint venture is owned in equal parts by the Company and Hutchison. In exchange for its 50 percent interest, the Company will contribute certain assets and services to the joint venture and, in January 2000, issued to Hutchison $400 million aggregate liquidation preference of its 6 3/8% cumulative convertible preferred stock, series B, convertible into its common stock.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  The initial purchase price allocations for the 1999 business combinations are based on current estimates. The Company will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate.

  The following unaudited pro forma condensed combined financial information of Global Crossing, Global Marine Systems, Frontier, Racal Telecom and the Hutchison Global Crossing joint venture demonstrates the results of operations had the merger and acquisitions related transactions been completed at the beginning of the periods presented.


                                                          December 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                                                           (unaudited)
                                                      (In thousands, except
                                                    share and per share data)
   Revenue......................................... $  4,139,897  $  3,643,521
                                                    ============  ============
   Net loss before extraordinary items and
    cumulative effect of change in accounting
    principles..................................... $   (462,544) $   (474,882)
                                                    ============  ============
   Net loss........................................ $   (522,935) $   (496,346)
                                                    ============  ============
   Loss applicable to common shareholders before
    extraordinary items and cumulative effect of
    change in accounting principles................ $   (554,715) $   (513,063)
                                                    ============  ============
   Loss applicable to common shareholders.......... $   (614,986) $   (568,487)
                                                    ============  ============
   Loss per common share:
     Loss applicable to common shareholders
     Basic and diluted............................. $      (0.80) $      (0.80)
                                                    ============  ============
   Loss applicable to common shareholders before
    extraordinary items and cumulative effect of
    change in accounting principles
     Basic and diluted............................. $      (0.72) $      (0.72)
                                                    ============  ============
   Shares used in computing loss per share
     Basic and diluted.............................  767,355,151   708,518,640
                                                    ============  ============

4. RESTRICTED CASH AND CASH EQUIVALENTS

  Current and long term restricted cash and cash equivalents include the following:

                                                                 December 31,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
                                                                (In thousands)
   Funds restricted for PC-1 construction....................  $138,118 $231,790
   Funds restricted under the AC-1 Credit Facility...........       --    89,000
   Funds restricted for MAC construction.....................       --    65,000
   Funds restricted for dividends payments to parent company.    76,202      --
   Funding for future interest on senior notes...............       --    38,000
   Other.....................................................    17,092   21,000
                                                               -------- --------
                                                               $231,412 $444,790
                                                               ======== ========

  Under the Open Market Plan, dividend payments to the parent company are temporarily prohibited until Frontier Telephone of Rochester, Inc. ("FTR") receives clearance from the New York State Public Service Commission that service requirements are being met. Cash restricted for dividend payments by FTR, as of December 31, 1999, was approximately $76.2 million.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

5. ACCOUNTS RECEIVABLE

  Current and long term accounts receivable are comprised of:

                                                              December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
                                                             (In thousands)
   Accounts receivable.................................... $1,114,135  $118,743
   Allowance for doubtful accounts........................    (95,110)   (4,233)
                                                           ----------  --------
   Accounts receivable, net............................... $1,019,025  $114,510
                                                           ==========  ========

6. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                              December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
                                                             (In thousands)
   Land................................................... $   14,886  $    --
   Buildings..............................................    184,827       --
   Leasehold improvements.................................     29,096       774
   Furniture, fixtures and equipment......................    771,585     5,306
   Transmission equipment.................................  2,544,903       --
                                                           ----------  --------
                                                            3,545,297     6,080
   Accumulated depreciation...............................   (124,874)     (580)
                                                           ----------  --------
                                                            3,420,423     5,500
   Construction in progress...............................  2,605,630   428,207
                                                           ----------  --------
   Total property and equipment, net...................... $6,026,053  $433,707
                                                           ==========  ========

  Depreciation and amortization expense for the year ended December 31, 1999 was approximately $124 million. Depreciation expense for December 31, 1998 and for the period ended March 19, 1997 (date of inception) to December 31, 1997 was insignificant.

7. GOODWILL AND INTANGIBLES

  The Company acquired three companies in 1999 as described in Note 3. All companies acquired have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

  Goodwill and intangibles are as follows:

                                                              December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
                                                             (In thousands)
   Goodwill and intangibles............................... $9,685,043  $    --
   Accumulated amortization...............................   (127,621)      --
                                                           ----------  --------
   Goodwill and intangibles, net.......................... $9,557,422  $    --
                                                           ==========  ========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

8. INVESTMENT IN AND ADVANCES TO/FROM AFFILIATES

 Investment in Pacific Crossing Ltd. ("PCL")

  In April 1998, the Company entered into a joint venture to construct the PC-1 cable system which is owned and operated by PCL. The Company has an economic interest in PCL represented by a 50% direct voting interest and, through one of the joint venture partners, owns a further 8% economic non-voting interest.

 Investment in Global Access Ltd.

  In December 1998, the Company entered into a joint venture, Global Access Ltd., to construct and operate GAL, a terrestrial cable system connecting Tokyo, Osaka and Nagoya with PC-1. The Company has a 49% interest in Global Access Ltd.

  The Company's investments in PCL and GAL are accounted for as interest in affiliates under the equity method because the Company is not able to exercise effective control over their operations.

  The Company's investment in affiliates consists of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
   Investment in Pacific Crossing Ltd........................ $266,068 $160,639
   Investment in Global Access Ltd...........................   22,693   16,695
   Other investments and advances to/from affiliates.........   35,199      --
                                                              -------- --------
   Investment in and advances to/from affiliates............. $323,960 $177,334
                                                              ======== ========

9. TAXES

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The provision for income taxes is comprised of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
                                                               (In thousands)
   Current................................................... $144,906  $23,413
   Deferred..................................................  (18,367)   9,654
                                                              --------  -------
   Total income tax expense.................................. $126,539  $33,067
                                                              ========  =======

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  The following is a summary of the significant items giving rise to components of the Company's deferred tax assets and liabilities:

                                                   December 31,
                                     ------------------------------------------
                                             1999                  1998
                                     --------------------- --------------------
                                      Assets   Liabilities  Assets  Liabilities
                                     --------  ----------- -------- -----------
                                        (In thousands)        (In thousands)
   Bad debt reserve................. $ 11,199   $     --   $    --   $    --
   Research and development costs...      --      (41,018)      --        --
   Depreciation.....................      --     (380,893)      --     (4,042)
   Basis adjustment to purchased
    companies.......................      --       (9,282)      --        --
   Employee benefits obligation.....      --      (32,918)      --        --
   Net operating loss (NOL)
    carryforwards...................   58,865         --        --        --
   Deferred and stock related
    compensation....................   11,066         --        504       --
   Other............................   35,156     (15,235)      --     (6,116)
                                     --------   ---------  --------  --------
                                      116,286    (479,346)      504   (10,158)
   Valuation allowance..............  (54,780)        --        --        --
                                     --------   ---------  --------  --------
                                     $ 61,506   $(479,346) $    504  $(10,158)
                                     ========   =========  ========  ========

  The Company established a valuation allowance of $54,780 as of December 31, 1999. The valuation allowance is related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of valuation allowance needed, the Company considers the acquired companies' prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. The Company's NOLs begin to expire in 2004.

10. LONG-TERM DEBT

  Outstanding debt consists of the following:

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                            (In thousands)
   9 1/2% Senior Notes due 2009......................... $1,100,000  $      --
   9 1/8% Senior Notes due 2006.........................    900,000         --
   9 5/8% Senior Notes due 2008.........................    800,000     800,000
   Senior Secured Revolving Credit Facility.............    648,597         --
   Racal Telecom Term Loan A............................    646,130         --
   Medium-Term Notes, 7.51%--9.3%, due 2000 to 2004.....    219,000         --
   7 1/4% Senior Notes due 2004.........................    300,000         --
   6% Dealer Remarketable Securities (DRS) due 2013.....    200,000         --
   AC-1 Credit Facility.................................        --      266,799
   Other................................................    242,028       9,192
                                                         ----------  ----------
   Total debt...........................................  5,055,755   1,075,991
   Less: discount on long-term debt, net................    (31,715)     (3,505)
   Less: current portion of long-term debt..............     (5,496)     (6,393)
                                                         ----------  ----------
   Long-term debt....................................... $5,018,544  $1,066,093
                                                         ==========  ==========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  Maturities of long-term debt are as follows (in thousands):

     Year Ending December 31,
     2000.......................................................... $    5,496
     2001..........................................................    121,411
     2002..........................................................     43,618
     2003..........................................................     38,336
     2004..........................................................  1,167,256
     Thereafter....................................................  3,679,638
                                                                    ----------
     Total......................................................... $5,055,755
                                                                    ==========

 Senior Notes

  On November 12, 1999, Global Crossing Holdings Ltd. ("GCH"), a wholly-owned subsidiary of GCL, issued two series of senior unsecured notes ("New Senior Notes"). The 9 1/8% senior notes are due November 15, 2006 with a face value of $900 million and the 9 1/2% senior notes are due November 15, 2009 with a face value of $1.1 billion. The New Senior Notes are guaranteed by GCL. Interest will be paid on the notes on May 15 and November 15 of each year, beginning on May 15, 2000.

  On May 18, 1998, GCH also issued 9 5/8% senior notes due May 15, 2008, with a face value of $800 million ("9 5/8% Senior Notes"). The 9 5/8% Senior Notes are guaranteed by GCL. Interest will be paid on the notes on May 15 and November 15 of each year.

  The 12% senior notes issued by Global Telesystems Holdings Ltd. ("GTH"), now known as Atlantic Crossing Holdings Ltd., with a face value of $150 million, due March 31, 2004 ("Old Senior Notes"), were repurchased in May 1998 with the proceeds from the issuance of the 9 5/8% Senior Notes. The Company recognized an extraordinary loss of approximately $20 million on repurchase comprised of a premium of approximately $10 million and a write-off of approximately $10 million of unamortized deferred financing costs during 1998.

 Senior Secured Revolving Credit Facility

  On July 2, 1999, the Company, through GCH, entered into a $3 billion senior secured corporate credit facility ("Corporate Credit Facility") with several lenders. The proceeds from the Corporate Credit Facility were used to repay existing indebtedness and fund capital expenditures. The Corporate Credit Facility consisted of two term loans and a revolving credit facility, which matures on July 2, 2004. The term loans were paid in full during fiscal year 1999. Unused credit under the revolving credit facility is approximately $350 million as of December 31, 1999. Interest is payable at LIBOR plus 2.25 percent (8.44 percent at December 31, 1999).

  During 1999, the Company recognized an extraordinary loss resulting from the payoff of existing debt in connection with the issuance of the Corporate Credit Facility, comprised of a write-off of $15 million of unamortized deferred financing costs.

  On November 12, 1999, the proceeds from the issuance of the New Senior Notes were used to pay down the fixed term portion of the Corporate Credit Facility, resulting in a write-off of $31 million of unamortized deferred financing costs.

 AC-1 Credit Facility

  During 1997, the Company's wholly-owned subsidiary, Atlantic Crossing Ltd. ("ACL"), entered into a $482 million aggregate senior secured non-recourse loan facility (the "AC-1 Credit Facility") with a group of banks led by CIBC and Deutsche Bank AG, for the construction and financing costs of AC-1. The AC-1 Credit Facility was paid in full in July 1999.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 MAC Credit Facility

  During November 1998, the Company's wholly-owned subsidiary, Mid-Atlantic Crossing Ltd. ("MACL"), entered into a $260 million aggregate senior secured non-recourse loan facility (the "MAC Credit Facility"). As of December 31, 1998, the outstanding balance was $9 million. The MAC Credit Facility was paid in full in July 1999.

 6% Dealer Remarketable Securities

  The 6% DRS were issued by Frontier Corporation and were outstanding at the date of acquisition. The 6% DRS are due on October 15, 2013. Interest will be paid on April 15 and October 15 each year. These notes may be put back to the Company in October 2003, depending on the interest rate environment at that time.

 7 1/4% Senior Notes

  The 7 1/4% Senior Notes were issued by Frontier Corporation and were outstanding at the date of acquisition. The 7 1/4% Senior Notes are due May 14, 2004. Interest will be paid on May 15 and November 15 each year.

  In December 1997, the Company entered into an interest rate hedge agreement that effectively converts $200 million of the Company's 7.25% fixed-rate notes due May 2004 into a floating rate based on the US dollar London Interbank Offered Rate ("LIBOR") index rate plus 1.26%. The agreement expires in May 2004. Interest expense and the related cash flows under the agreement are accounted for on an accrual basis. The Company periodically enters into such agreements to balance its floating rate and fixed rate obligations to insulate against interest rate risk and minimize interest expense.

 Racal Telecom Term Loan A

  On November 24, 1999, the Company entered into a GBP 675 million (approximately $1,091 million as of December 31, 1999) credit facility to finance the acquisition of Racal Telecom. The facility consists of two term loans due November 24, 2007. Interest is payable at LIBOR plus 2.5 percent (8.44 percent at December 31, 1999).

 Medium Term Notes

  The Medium Term Notes were issued by Frontier Corporation and were outstanding at the date of acquisition. The Company intends to refinance the notes due in fiscal 2000 with proceeds from the other available debt facilities.

  Certain of the debt facilities mentioned above contain various financial and non financial restrictive covenants and limitations, including, among other things, the satisfaction of tests of "consolidated cash flow", as defined. Additionally, certain ILEC assets are pledged as security.

11. OBLIGATIONS UNDER INLAND SERVICES AGREEMENT, CAPITAL LEASES AND OPERATING LEASES

  The Company has capitalized the minimum lease payment of property and equipment under leases that qualify as capital leases.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  At December 31, 1999, future minimum payments under these capital leases are as follows (in thousands) and are included in Deferred credits and other in the accompanying Consolidated Balance Sheet:

   Year Ending December 31,
   2000.............................................................. $  53,235
   2001..............................................................    43,279
   2002..............................................................    38,390
   2003..............................................................    36,486
   2004..............................................................    53,195
   Thereafter........................................................   436,580
                                                                      ---------
   Total minimum lease payments......................................   661,165
   Less: Amount representing maintenance payments....................  (133,240)
   Less: Amount representing interest................................  (272,358)
                                                                      ---------
   Present value of minimum lease payments........................... $ 255,567
                                                                      =========

  The Company has commitments under various non-cancelable operating leases.
Estimated future minimum lease payments on operating leases are approximately as follows (in thousands):

   Year Ending December 31,
   2000.............................................................. $ 131,569
   2001..............................................................    79,932
   2002..............................................................    77,646
   2003..............................................................    70,678
   2004..............................................................    65,908
   Thereafter........................................................   347,924
                                                                      ---------
   Total............................................................. $ 773,657
                                                                      =========

  Rental expense for the years December 31, 1999 and 1998 and period from March 19, 1997 (Date of Inception) to December 31, 1997 is $74,249, $754 and none, respectively (in thousands).

12. COMMITMENTS, CONTINGENCIES AND OTHER

  As of December 31, 1999, ACL was committed under contracts with Tyco Submarine Systems Ltd. ("TSSL") for AC-1 upgrades totaling approximately $59 million and is committed under the OA&M contract with TSSL to quarterly payments, over the next eight years, totaling approximately $247 million which will be borne by the Company's customers or by the Company to the extent there is unsold capacity.

  ACL was committed to paying TSSL commissions ranging from 3% to 7% on revenue received until 2002, subject to certain reductions. The Company also had a commission sharing agreement with TSSL whereby GCL had primary responsibility for the marketing and sale of capacity of AC-1 and PC-1 and shared a percentage of commissions payable to TSSL as consideration for assuming primary responsibility for the sales effort and marketing of the Company's projects. The Sales Agency Agreement with TSSL will terminate in March 2002 with an option by the Company to extend it until March 2005. The Company provided TSSL with a notice of termination with respect to these agreements effective February 22, 2000.

  As of December 31, 1999, the Company was committed under the contracts to construct its Mid-Atlantic Crossing, Pan American Crossing, South American Crossing, Pan European Crossing and East Asia Crossing systems for future construction costs totaling approximately $2 billion.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  In addition, as of December 31, 1999, the Company was committed to make future equity contributions to PCL in the amount of $240 million.

  The Company and a number of its subsidiaries in the normal course of business are party to a number of judicial, regulatory and administrative proceedings. The Company's management does not believe that any material liability will be imposed as a result of any of these matters.

13. PREFERRED STOCK

 Cumulative Convertible Preferred Stock

  In September 1999, GCL authorized 20,000,000 shares of preferred stock on terms and conditions to be established from time to time at the discretion of the Board of Directors.

  In December 1999, GCL issued 2,600,000 shares of 7% cumulative convertible preferred stock at a liquidation preference of $250.00 per share for net proceeds of $630 million. Each share of preferred stock is convertible into
4.6948 shares of common stock based on a conversion price of $53.25. Dividends on the preferred stock are cumulative from the date of issue and will be payable on February 1, May 1, August 1 and November 1 of each year, beginning on February 1, 2000, at the annual rate of 7%. Dividends accrued as of December 31, 1999 were $1.9 million.

  In November 1999, GCL issued 10,000,000 shares of 6 3/8% cumulative convertible preferred stock at a liquidation preference of $100.00 per share for net proceeds of approximately $969 million. Each share of preferred stock is convertible into 2.2222 shares of common stock, based on a conversion price of $45.00. Dividends on the preferred stock are cumulative from the date of issue and will be payable on February 1, May 1, August 1 and November 1 of each year, beginning on February 1, 2000, at the annual rate of 6 3/8%. Dividends accrued as of December 31, 1999 were $9.7 million.

  The convertible preferred stock ranks junior to each other class of capital stock other than common stock of GCL with respect to dividend rights, rights of redemption or rights on liquidation and on a parity with any future preferred stock of GCL. The convertible preferred stock is junior in right of payment of all indebtedness of GCL and its subsidiaries. The preferred stock is non-voting unless the accumulation of unpaid dividends on the outstanding preferred stock is an amount equal to six quarterly dividend payments. The preferred stock can be redeemed, at the Company's option, starting in 2004 at specified premiums declining to par in 2009. Holders of preferred stock have the right to require the Company to repurchase shares of the preferred stock at par following the occurrence of certain change of control transactions.

 10 1/2% Mandatorily Redeemable Preferred Stock

  In December 1998, GCH authorized the issuance of 7,500,000 shares of preferred stock ("GCH Preferred Stock") at a liquidation preference of $100.00 per share plus accumulated and unpaid dividends. In December 1998, 5,000,000 shares of GCH Preferred Stock were issued for $500 million in cash. The Company reserved for future issuances up to 2,500,000 shares to pay dividends. Dividends accrued as of December 31, 1999 and 1998 were $4 million. Unamortized issuance costs were $14.1 million and $17 million as of December 31, 1999 and 1998, respectively.

  The holders of the GCH Preferred Stock are entitled to receive cumulative, semi-annual compounding dividends at an annual rate of 10 1/2% of the $100 liquidation preference per share. At the Company's option, accrued dividends may be paid in cash or paid by issuing additional preferred stock (i.e. pay-in-kind) until June 1, 2002, at which time they must be paid in cash. As of December 31, 1999, all dividends had been paid in cash.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

Dividends are payable semi-annually in arrears on each June 1 and December 1. The preferred stock ranks senior to all common stock of GCH with respect to dividend rights, rights of redemption or rights on liquidation and on a parity with any future preferred stock of GCH. The preferred stock is junior in right of payment of all indebtedness of GCH and its subsidiaries. The preferred stock is non-voting unless the accumulation of unpaid dividends (or if, beginning on June 1, 2002, such dividends are not paid in cash) on the outstanding preferred stock is an amount equal to three semi-annual dividend payments.

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

  The certificate of designation governing the preferred stock imposes certain limitations on the ability of the Company to, among other things, (i) incur additional indebtedness and (ii) pay certain dividends and make certain other restricted payments and investments, which limitations are in part based upon satisfaction of tests of "consolidated cash flow," as defined.

 14% Mandatorily Redeemable Preferred Stock

  In March 1997, GTH authorized and issued 500,000 shares of preferred stock ("GTH Preferred Stock") at a liquidation preference of $1,000 per share.

  In June 1998, proceeds from the issuance of the 9 5/8% Senior Notes were used to redeem this preferred stock. The redemption resulted in a $34 million charge against additional paid-in capital comprised of a $16 million redemption premium and $18 million of unamortized discount and issuance cost on the preferred stock on the date of the redemption. The redemption premium and write-off of unamortized discount and issuance costs on the preferred stock were treated as a deduction to arrive at the net loss applicable to common shareholders in the consolidated statement of operations.

  Preferred stock dividends included the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (In thousands)
     Preferred stock dividends................................. $63,742 $11,712
     Amortization of discount on preferred stock...............     --      618
     Amortization of preferred stock issuance costs............   2,900     351
                                                                ------- -------
                                                                $66,642 $12,681
                                                                ======= =======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

14. NET LOSS PER SHARE

  Losses per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." Share and per share data presented reflects all stock dividends and stock splits.

  The following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

                                                                 For the period
                                  December 31,                   March 31, 1997
                            --------------------------------   (Date of Inception)
                                1999             1998         to December 31, 1997
                            ---------------  ---------------  --------------------------
                            (In thousands, except share and per share data)
   Loss before
    extraordinary item and
    cumulative effect of
    change in accounting
    principle.............. $       (10,535) $       (68,194)     $          (160)
   Preferred stock
    dividends..............         (66,642)         (12,681)             (12,690)
   Redemption of preferred
    stock..................             --           (34,140)                 --
                            ---------------  ---------------      ---------------
   Loss applicable to
    common shareholders
    before extraordinary
    item and cumulative
    effect of change in
    accounting principle... $       (77,177) $      (115,015)     $       (12,850)
                            ===============  ===============      ===============
   Weighted average share
    outstanding:
     Basic and diluted.....     502,400,851      358,735,340          325,773,934
                            ===============  ===============      ===============
   Loss applicable to
    common shareholders
     before extraordinary
      items and cumulative
      effect of change in
      accounting principle
     Basic and diluted..... $         (0.15) $         (0.32)     $         (0.04)
                            ===============  ===============      ===============

  Dilutive options and warrants did not have an effect on the computation of diluted loss per share in 1999 and 1998 since they were anti-dilutive. The impact of dilutive options and warrants increases the weighted average shares outstanding to 552,466,665 shares as of December 31, 1999.

15. FINANCIAL INSTRUMENTS

  The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued construction costs, accounts payable and accrued liabilities, accrued interest, obligations under inland services agreements and capital leases and long term debt approximate their fair value. The fair value of the senior notes (the New Senior Notes and 9 5/8% Senior Notes), mandatorily redeemable preferred stock, cumulative convertible preferred stock and the interest rate swap are based on market quotes and the fair values are as follows:

                              December 31, 1999          December 31, 1998
                          -------------------------- --------------------------
                          Carrying Amount Fair Value Carrying Amount Fair Value
                          --------------- ---------- --------------- ----------
                                (In thousands)             (In thousands)
Senior notes.............   $3,135,000    $3,090,294    $796,495      $834,000
Mandatorily redeemable
 preferred stock.........      485,947       498,750     483,000       480,000
Cumulative convertible
 preferred stock.........    1,598,750     1,975,300         --            --
Interest rate swap.......   $      --     $    6,602    $    --       $     26

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

16. STOCK OPTION PLAN

  GCL maintains a stock option plan under which options to acquire shares may be granted to directors, officers, employees and consultants of the Company. The Company accounts for this plan under APB Opinion No. 25, under which compensation cost is recognized only to the extent that the market price of the stock exceeds the exercise price. Terms and conditions of the Company's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation Committee of the Board of Directors; however, no options are exercisable more than ten years after date of grant.

  Prior to its merger with the Company, Frontier maintained stock option plans for its directors, executives and certain employees. The exercise price for options under all Frontier plans was the fair market value of the stock on the date of the grant. The stock options expire ten years from the date of the grant and vest over a period from one to three years. The Frontier plans provided for discretionary grants of stock options which were subject to the passage of time and continued employment restrictions.

  In connection with the Frontier merger, the Company exchanged all of the outstanding Frontier stock options for 25.3 million Global Crossing stock options which vested immediately at the date of the merger. As of December 31, 1999, 17.7 million stock options under the Frontier plans remained vested and outstanding.

  Additional information regarding options granted and outstanding for the years ended December 31, 1998 and 1999 are summarized below:

                                                                        Weighted
                                                Options     Number of   Average
                                               Available     Options    Exercise
                                               For Grant   Outstanding   Price
                                              -----------  -----------  --------
   Balance as of December 31, 1997...........         --           --       --
     Authorized..............................  33,215,730
     Granted................................. (30,762,466)  30,762,466   $ 2.85
     Exercised...............................                 (656,688)    1.06
     Cancelled...............................   3,253,000   (3,253,000)    1.11
                                              -----------  -----------   ------
   Balance as of December 31, 1998...........   5,706,264   26,852,778     3.11
     Authorized..............................  82,010,014          --       --
     Granted................................. (65,019,955)  65,019,955    24.20
     Exercised...............................              (10,058,073)   11.07
     Cancelled...............................   3,175,154   (3,175,154)   22.17
                                              -----------  -----------   ------
   Balance as of December 31, 1999...........  25,871,477   78,639,506   $18.76
                                              ===========  ===========   ======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  The following tables summarize information concerning outstanding and exercisable options:

                                                      December 31, 1999
                     ------------------------------------------------------------------------------------
                                       Options Outstanding                       Options Exercisable
                     ------------------------------------------------------- ----------------------------
                     Weighted Average   Weighted Average    Weighted Average             Weighted Average
       Range of           Number      Remaining Contractual  Exercise Price    Number     Exercise Price
   Exercise Prices     Outstanding       Life (in years)       per Share     Exercisable    per Share
   ---------------   ---------------- --------------------- ---------------- ----------- ----------------
   $ 0.35 to $ 1.43     14,153,480            7.79               $ 0.83       7,871,980       $ 0.83
     2.00 to  9.00       7,157,036            8.18                 3.14       3,635,345         3.29
     9.30 to  13.80     12,539,297            7.71                11.61      10,207,026        11.60
    13.96 to  19.82     11,961,988            8.54                17.15       8,961,988        16.26
    20.60 to  23.44     19,975,778            9.65                25.82       1,175,228        24.48
   $33.00 to $61.38     12,851,927            9.73                44.68       1,741,334        46.15
   ----------------  ---------------- --------------------- ---------------- ----------- ----------------
   Total                78,639,506            8.73               $18.76      33,592,901       $11.66
                     ================ ===================== ================ =========== ================

                                                      December 31, 1998
                     ------------------------------------------------------------------------------------
                                       Options Outstanding                       Options Exercisable
                     ------------------------------------------------------- ----------------------------
                     Weighted Average   Weighted Average    Weighted Average             Weighted Average
      Range of            Number      Remaining Contractual  Exercise Price    Number     Exercise Price
   Exercise Prices     Outstanding       Life (in years)       per Share     Exercisable    per Share
   ---------------   ---------------- --------------------- ---------------- ----------- ----------------
   $0.35 to $0.83       15,717,280             9.2               $ 0.83       4,803,833       $ 0.83
    2.00 to 3.33         6,844,598             9.5                 3.13       1,625,000         3.33
    9.50 to 13.26        4,290,900             9.7                11.44         302,834        11.34
   ---------------   ---------------- --------------------- ---------------- ----------- ----------------
   Total                26,852,778             9.3               $ 3.11       6,731,667       $ 1.91
                     ================ ===================== ================ =========== ================

  During the years ended December 31, 1999 and 1998, the Company recorded in additional paid-in capital $55 million and $94 million, respectively, of unearned compensation, relating to awards under the stock incentive plan plus the grant of certain economic rights and options to purchase common stock. During 1999 and 1998 the Company recognized expense of $51 million and $39 million, respectively, of stock related compensation relating to the stock incentive plan and the vested economic rights to purchase common stock. The remaining $60 million of unearned compensation will be recognized as follows:
$36 million in 2000, $20 million in 2001 and $4 million in 2002.

  The Company entered into an employment arrangement with a key executive, and granted him economic rights to purchase two million shares of common stock at $2.00 per share. One-third of these economic rights vested immediately and the balance vests over two years. The Company recorded the excess of the fair market value of these options and rights over the purchase price as unearned stock compensation in the amount of $15 million during the year ended December 31, 1998. The unearned compensation is being recognized as expense over the vesting period of the economic right.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounted for employee stock options under APB 25 and is recognizing compensation expense over the vesting period to the extent that the fair value of the stock on the date the options were granted exceeded the exercise price. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the SFAS 123 fair value approach, the impact on the Company's loss applicable to common shareholders and loss per share would be as follows:

                                                                    Period from
                                                                   March 19, 1997
                               Year Ended        Year Ended     (Date of Inception)
                            December 31, 1999 December 31, 1998 to December 31, 1997
                            ----------------- ----------------- --------------------
                                  (In thousands, except per share information)
   Net loss applicable to
    common shareholders:
     As reported...........     $(137,568)        $(134,724)          $(12,850)
     Pro forma.............     $(236,184)        $(141,585)          $(12,850)
   Basic and diluted net
    loss per share:
     As reported...........     $   (0.27)        $   (0.38)          $  (0.04)
     Pro forma.............     $   (0.47)        $   (0.39)          $  (0.04)

  Under SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model assuming the following weighted average assumptions used for the year ended December 31, 1999; zero dividend yield, expected volatility of 40.00, weighted average risk free rate of return of 6.56% and expected life of 4 years. For the year ended December 31, 1998; zero dividend yield, expected volatility of 0% to 42%, weighted average risk free rate of return of 5.45% and expected life of 4 years.

17. EMPLOYEE BENEFIT PLANS

 401(k) Plan

  Beginning in 1998, the Company offered its qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company matches one-half of individual employee contributions up to a maximum level not to exceed 7.5% of the employee's compensation. The Company's contributions to the plan vest immediately. Expenses recorded by the Company relating to its 401(k) plan were approximately $0.6 million and $0.2 million for the years ended December 31, 1999 and 1998, respectively.

  The Company also sponsors a number of defined contribution plans for Frontier employees. The most significant plan covers non-bargaining employees, who can elect to make contributions through payroll deduction. The Company provides a contribution of .5 percent of gross compensation in common stock for every employee eligible to participate in the plan. The common stock used for matching contributions is purchased on the open market by the plan's trustee. The Company also provides one hundred percent matching contributions in its common stock up to three percent of gross compensation, and may, at the discretion of the Management Benefit Committee, provide additional matching contributions based upon Frontier's financial results. The total cost recognized for all defined contribution plans was $2.6 million from the date of the merger through December 31, 1999.

 Pension Plan

  As a result of the merger with Frontier, the Company has noncontributory plans which have been frozen, providing for service pensions and certain death benefits for substantially all Frontier employees. The assets and

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
liabilities related to these plans were recorded at fair market value at the date of the merger. In 1995 and 1996, these defined benefit plans were frozen. On an annual basis, contributions are remitted to the trustees to ensure proper funding of the plans.

  The majority of the Company's pension plans have plan assets that exceed accumulated benefit obligations. There are certain plans, however, with accumulated benefit obligations which exceed plan assets. The following table summarizes the funded status of the Company's pension plans and the related amounts that are included in "Other assets" in the Consolidated Balance Sheet of the Company as of December 31, 1999 (in thousands):

   CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at September 30, 1999........................ $451,600
     Service cost....................................................       14
     Interest cost...................................................    8,397
     Actuarial gain..................................................  (11,025)
     Benefits paid...................................................   (9,151)
                                                                      --------
     Benefit obligation at December 31, 1999......................... $439,835
                                                                      ========
   CHANGE IN PLAN ASSETS
     Fair value of plan assets at September 30, 1999................. $621,100
     Actual return on plan assets....................................   86,516
     Employer contribution...........................................      550
     Benefits paid...................................................   (9,151)
                                                                      --------
     Fair value of plan assets at December 31, 1999.................. $699,015
                                                                      ========
     Funded status................................................... $259,180
     Unrecognized net gain...........................................  (83,192)
                                                                      --------
     Prepaid benefit cost, net....................................... $175,988
                                                                      ========

  The net periodic pension cost consists of the following for the three month period ended December 31, 1999 (in thousands):

   Service cost...................................................... $     14
   Interest cost on projected benefit obligation.....................    8,397
   Return on plan assets.............................................  (14,349)
                                                                      --------
   Net periodic pension benefit...................................... $ (5,938)
                                                                      ========

  The following rates and assumptions were used to calculate the projected benefit obligation as of December 31, 1999:

   Weighted average discount rate....................................    8.00%
   Rate of salary increase...........................................    5.00%
   Expected return on plan assets....................................    9.50%

  The Company's policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the pension plan. However, under SFAS No. 87, "Employers' Accounting for Pensions," the development of the projected benefit obligation essentially is computed for financial reporting purposes and may differ from the actuarial determination for funding due to varying assumptions and methods of computation.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 Postretirement Benefit Other Than Pensions

  The Company provides postretirement health care and life insurance benefits, which have been frozen, to most of its employees. Plan assets consist principally of life insurance policies and money market instruments. In 1996, Frontier amended its healthcare benefits plan to cap the cost absorbed by the Company for healthcare and life insurance for its bargaining employees who retire after December 31, 1996. The assets and liabilities related to these plans were recorded at fair market value at the date of the merger.

  The following table summarizes the funded status of the plan (in thousands) and the related amounts included in "Deferred credits and other" in the Consolidated Balance Sheet of the Company as of December 31, 1999 (in thousands):

   CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at September 30, 1999.......................  $ 114,305
     Service cost...................................................        135
     Interest cost..................................................      2,134
     Actuarial gain.................................................     (2,970)
     Benefits paid..................................................     (2,016)
                                                                      ---------
     Benefit obligation at December 31, 1999........................  $ 111,588
                                                                      =========
   CHANGE IN PLAN ASSETS
     Fair value of plan assets at September 30, 1999................  $   2,989
     Actual return on plan assets...................................        180
     Employer contribution..........................................      1,902
     Benefits paid..................................................     (2,016)
                                                                      ---------
     Fair value of plan assets at December 31, 1999.................  $   3,055
                                                                      =========
     Funded status..................................................  $(108,533)
     Unrecognized net loss..........................................     (2,133)
                                                                      ---------
     Accrued benefit cost, net......................................  $(110,666)
                                                                      =========

  The components of the estimated postretirement benefit cost are as follows for the three month period ended December 31, 1999 (in thousands):

   Service cost.....................................................  $     135
   Interest cost on projected benefit obligation....................      2,134
   Expected return on plan assets...................................        (67)
                                                                      ---------
   Net periodic pension cost (benefit)..............................  $   2,202
                                                                      =========

  The following rates and assumptions were used to calculate the projected benefit obligation as of December 31, 1999:

   Weighted average discount rate...................................      8.00%
   Rate of salary increase..........................................      5.00%
   Expected return on plan assets...................................      9.50%
   Assumed rate of increase in cost of covered health care benefits.      6.17%

  Increases in health care costs were assumed to decline consistently to a rate of 5.0% by 2006 and remain at that level thereafter. If the health care cost trend rates were increased by one percentage point, the accumulated

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
postretirement benefit health care obligation as of December 31, 1999 would increase by $8.2 million while the sum of the service and interest cost components of the net postretirement benefit health care costs for 1999 would increase by $191,000. If the health care cost trend rates were decreased by one percentage point, the accumulated postretirement benefit health care obligations as of December 31, 1999 would decrease by $7.3 million while the sum of the service interest cost components of the net postretirement benefit health care cost for 1999 would decrease by $168,000.

18. RELATED PARTY TRANSACTIONS

 Transactions with Global Access Ltd. and Pacific Crossing Ltd.

  During 1999, Global Crossing entered into certain transactions with GAL and PCL to purchase $101.4 million of terrestrial and subsea capacity.

 Transactions with Pacific Capital Group and its Affiliates

  Prior to 1999, Global Crossing entered into certain transactions with affiliates of Pacific Capital Group ("PCG"), including the acquisition of development rights to certain of the Company's fiber optic cable systems. PCG is controlled by certain officers and directors of Global Crossing who either currently are or at one time were affiliated with PCG. During 1999, Global Crossing subleased from PCG two suites of offices in Beverly Hills for payments aggregating approximately $287,000 over the year. In October 1999, Global Crossing entered into a lease with North Crescent Realty V, LLC, which is managed by and affiliated with PCG, for an aggregate monthly cost of approximately $400,000. North Cresent Realty, LLC paid approximately $7.5 million to improve the property to meet Global Crossing's specifications and was reimbursed approximately $3.2 million of this amount by Global Crossing. Global Crossing engaged an independent real estate consultant to review the terms of Global Crossing's occupancy of the building, which terms were found by the consultant to be consistent with market terms and conditions and the product of an arm's length negotiation. Global Crossing subleases approximately 12,000 square feet of the building to PCG for an aggregate monthly cost of approximately $53,000.

  PCG has fractional ownership interests in aircrafts used by Global Crossing during 1999. Global Crossing reimburses PCG for PCG's cost of maintaining these ownership interests such that PCG realizes no profit from the relationship. During 1999, PCG billed Global Crossing approximately $2 million in aggregate under this arrangement.

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

 Transactions with Canadian Imperial Bank of Commerce and its affiliates

  During 1999, Canadian Imperial Bank of Commerce and its affiliates ("CIBC") entered into certain financing transactions with Global Crossing. In particular, CIBC: (1) acted as an arranger for the $600 million ten-day demand note issued by Global Marine Systems in July, (2) acted as an arranger for the $3 billion senior secured credit facility entered into by GCH in July, (3) was an initial purchaser of the $2 billion aggregate principal amount of unsecured senior notes issued by GCH in November, and (4) was an initial purchaser of GCL's $650 million aggregate liquidation preference 7% cumulative convertible preferred stock issued in December. During 1999, Global Crossing paid CIBC approximately $5.6 million in fees in connection with these transactions. CIBC has a substantial beneficial ownership interest in Global Crossing, and certain directors of Global Crossing are employees of an affiliate of CIBC.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  In 1998, CIBC was one of the initial purchasers of the New Senior Notes and GCH Preferred Stock, a member of the PC-1 and MAC credit facility syndicates, and was also one of the underwriters of the Company's initial public offering ("IPO"). CIBC was paid $19 million in fees and credit facility interest during the year ended December 31, 1998. In 1997, GCL paid CIBC approximately $25 million in fees related to the financing obtained under the Old Senior Notes, the AC-1 Credit Facility, and the issuance of the GTH Preferred Stock. Of the fees incurred, approximately $6 million related to underwriting and commitment fees pertaining to the issuance of the GTH Preferred Stock and was recorded as a reduction in the carrying value of the GTH Preferred Stock, approximately $9 million related to underwriting, commitment and advisory fees in connection with the issuance of the Old Senior Notes and approximately $10 million related to fees associated with obtaining the AC-1 Credit Facility which was recorded as deferred finance costs.

 Relationship to Ziff-Davis Inc. and Affiliates

  A director of Global Crossing is the chairman and chief executive officer of Ziff-Davis Inc., a majority of the common stock of which is beneficially owned by Softbank Corp. Softbank is a party to the Asia Global Crossing joint venture established to provide advanced network-based telecommunications services to businesses and consumers throughout Asia. Global Crossing, which is responsible for the management and operation of the network, contributed to the venture its 57.75% share of the Pacific Crossing system and its development rights in East Asia Crossing. Softbank and Microsoft each contributed $175 million in cash to Asia Global Crossing and also committed to make a total of at least $200 million in Global Crossing Network capacity purchases over a three-year period, expected to be utilized primarily on the Pacific Crossing system and East Asia Crossing. Softbank and Microsoft also agreed to use Asia Global Crossing's network in the region. Global Crossing currently owns 93% of Asia Global Crossing, with Softbank and Microsoft each owning 3.5%. When the fair market value of Asia Global Crossing is determined to exceed $5 billion, the ownership interest of Softbank and Microsoft will increase to a maximum of 19% each at a valuation of $7.5 billion and above. The Global Crossing director is Softbank's representative on the Asia Global Crossing board of directors. In addition, Ziff-Davis is one of the largest web-hosting customers of our GlobalCenter subsidiary.

 Relationship to Hutchison Whampoa Limited

  The managing director of Hutchison was recently appointed a director of Global Crossing. In November 1999, Hutchison and Global Crossing entered into an agreement to form a 50/50 joint venture to pursue fixed-line telecommunications and Internet opportunities in the Hong Kong Special Administrative Region, China. The joint venture, the formation of which was completed in January 2000, combines Hutchison's existing territory-wide, building-to-building fixed-line fiber optic telecommunications network and certain Internet-related assets in Hong Kong with Global Crossing's international fiber optic broadband cable capacity and web hosting, Internet applications and data services. For its 50% share, Global Crossing provided to Hutchison $400 million in Global Crossing 6 3/8% cumulative convertible preferred stock. Additionally, Global Crossing committed to contribute to the joint venture international telecommunications capacity rights on its global fiber optic network and data center related capabilities which together are valued at $350 million, as well as $50 million in cash.

 Agreements with Global Crossing Stockholders

  In August 1998, PCG, GKW Unified Holdings (an affiliate of PCG), affiliates of CIBC, Global Crossing and some other Global Crossing shareholders, including some officers and directors and their affiliates, entered into a Stockholders Agreement and a Registration Rights Agreement. Under the Stockholders Agreement, Global Crossing has been granted a right of first refusal on specified private transfers by these shareholders during the first two years after the consummation of the IPO on August 14, 1998. In addition, subject to the exceptions in the Stockholders Agreement, some of these shareholders have rights, which are referred to as tag-along rights, permitting these shareholders to participate, on the same terms and conditions, in some transfers of shares by

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
any other of these shareholders as follows: (1) PCG, GKW Unified Holdings and CIBC and their affiliates and permitted transferees have the right to participate in any transaction initiated by any of them to transfer 5% or more of our outstanding securities; and (2) PCG, GKW Unified Holdings, CIBC and their affiliates and permitted transferees have the right to participate in any transaction initiated by any of them to transfer any Global Crossing securities if that transaction would result in a change of control of Global Crossing. Under the Registration Rights Agreement, Global Crossing shareholders who are parties to that agreement and a number of their transferees have demand and piggyback registration rights and will receive indemnification and, in some circumstances, reimbursement for expenses from the Company in connection with an applicable registration.

  Principal shareholders of Global Crossing, representing at that time over a majority of the voting power of the Company's common stock, entered into a Voting Agreement with Frontier Corporation in March 1999 in connection with the Frontier merger. These Global Crossing shareholders reaffirmed their voting obligations under the Voting Agreement in connection with subsequent amendments made to the merger agreement during 1999. Pursuant to the Second Reaffirmation of Voting Agreement and Share Transfer Restriction Agreement dated September 2, 1999, the Global Crossing shareholders that are parties to the Voting Agreement also agreed, from September 2, 1999 until March 28, 2000, not to transfer record or beneficial ownership of any shares of Global Crossing common stock held by such shareholders, other than transfers to charities, transfers made with the consent of the Company and other limited exceptions, and to work in good faith toward implementing a program with the purpose that, if the Global Crossing shareholders that are parties to the Voting Agreement wish to sell or transfer their shares after March 28, 2000, these sales or transfers would be completed in a manner that would provide for an orderly trading market for the shares of Global Crossing common stock.

  Also on September 2, 1999, fourteen of the Company's executive officers and three executive officers of Frontier entered into a Share Transfer Restriction Agreement with Global Crossing. Under this agreement, the Global Crossing executive officers agreed not to sell or transfer shares of the Company's common stock, and the Frontier executive officers agreed not to sell or transfer shares of Frontier common stock and the shares of Global Crossing common stock they would receive in exchange for their Frontier common stock in the merger, until March 28, 2000, subject in each case to substantially the same exceptions as are applicable to the Second Reaffirmation of Voting Agreement and Share Transfer Restriction Agreement described in the immediately preceding paragraph.

 Advisory Services Agreement ("ASA")

  ACL entered into the ASA with PCG Telecom, an affiliate of PCG which is a shareholder of GCL. Under the ASA, PCG Telecom provided ACL with advice in respect of the development and maintenance of AC-1, development and implementation of marketing and pricing strategies and the preparation of business plans and budgets. As compensation for its advisory services, PCG Telecom received a 2% fee on the gross revenue of the Company over a 25 year term, subject to certain restrictions, with the first such payment to occur at the AC-1 RFS date. Advances on fees payable under the ASA were being paid to PCG Telecom at a rate of 1% on signed CPAs until the ASA was terminated, as described below. Fees paid under the ASA to PCG Telecom were shared amongst Union Labor Life Insurance Company ("ULLICO"), PCG, CIBC, and certain directors and officers of the Company, all of whom are shareholders of GCL. Effective June 1998, GCL acquired the rights under the ASA on behalf of the Company for common stock and contributed such rights to the Company as the ASA was terminated. This transaction was recorded in the consolidated financial statements as an increase in additional paid-in capital of $135 million and a charge against operations in the amount of $138 million. The $138 million is comprised of a $135 million settlement of the fees that would have been payable and the cancellation of $3 million owed to the Company under a related advance agreement. The $135 million amount was calculated by applying the 2% advisory services fee to projected future revenue and discounting the amount relating to AC-1 revenue by 12% and the amount relating to all other system's revenue by 15%. The result of this calculation was $156 million, which amount was subsequently reduced to $135 million. Both the discount rates and the ultimate

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
valuation were determined as a result of a negotiation process including a non management director of the Company and the various persons entitled to fees under the ASA. The Company obtained a fairness opinion from an independent financial advisor in connection with this transaction. In addition, the Company incurred approximately $2 million of advisory fees prior to termination of the contract, for a total expense of $140 million for the year ended December 31, 1998.

 PCG Warrants

  PCG Warrants, issued in 1998 by the Company's predecessor, Global Crossing Ltd., LDL ("Old GCL") became exercisable upon the completion of the IPO. The PCG Warrants gave each holder the option to convert each share under warrant into a fraction of a Class B of Old GCL share based upon the ratio of the current per share valuation at the time of conversion less the per share exercise price of the warrant divided by the current per share valuation at the time of conversion multiplied by the 36,906,372 shares available under the PCG Warrants, together with a new warrant ("New PCG Warrants") to purchase the remaining fraction of such Class B share at an exercise price equal to the then current per share valuation. Prior to the IPO, the holders of the PCG Warrants exercised their warrants to acquire Class B of Old GCL shares by way of the cashless conversion and the New PCG Warrants were issued with an exercise price based on the per share valuation at the conversion date, the obligation on which were assumed by GCL.

  The Company accounted for the cashless conversion of the PCG Warrants, which occurred as of June 1998, using the current estimated per share valuation at the expected conversion date, multiplied by the number of Class B shares of Old GCL estimated to be converted in exchange for the PCG Warrants. The resulting value under this calculation is approximately $213 million, which was allocated to the new systems in exchange for the PCG Warrants. In connection with the formation of PCL, the Company agreed to make available to PCL the consideration received by the Company in connection with the grant of the PCG Warrants, in addition to the $231 million cash investment made by the Company. Therefore, the Company recorded an increase in its investment in PCL in the amount of approximately $127 million and an increase in construction in progress for PAC and MAC in the amounts of approximately $50 million and $36 million, respectively, with a corresponding increase of $213 million in additional paid-in capital. The $213 million was allocated on a pro rata basis to the three projects according to the estimated cost of each system. The Company's accounting for the PCG Warrants is pursuant to Emerging Issues Task Force 96-18, "Accounting for Equity Instruments with Variable Terms that are Issued for Consideration other than Employee Services under FASB Statement No. 123" ("EITF 96-18"). Under EITF 96-18, the fair value of equity instruments issued for consideration other than employee services should be measured using the stock price or other measurement assumptions as of the date at which a firm commitment for performance level has been reached. The Company has recorded the estimated value of the PCG Warrants as of June 1998, since the IPO was probable at that date. The $213 million value attributed to the PCG Warrants as of June 1998 was adjusted to the actual value of $275 million on the date of the IPO based upon the $9.50 price per share of the IPO.

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

 Other transactions

  In 1998, GCL purchased all common shares owned by Telecommunications Development Corporation ("TDC") in the Company in exchange for 300,000 fewer newly issued shares of common stock based upon the

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
per share value at the repurchase date. The transaction benefited GCL since 300,000 fewer shares were outstanding after the repurchase without any cost to GCL. This transaction was accounted for as the acquisition of treasury stock and was recorded as $209 million, the fair value of the consideration given. Certain officers and directors of the Company held direct or indirect equity ownership positions in TDC, resulting in these officers and directors having a majority of the outstanding common stock of TDC. Following this transaction, TDC distributed all of its shares of common stock and GCL warrants to the holders of its common stock and was then liquidated.

19. SEGMENT REPORTING

  The Company is a worldwide provider of Internet and long distance telecommunications facilities and related services supplying its customers with global "point to point" connectivity and, through its Global Marine Systems subsidiary, providing cable installation and maintenance services. The Company's reportable segments include telecommunications services, installation and maintenance services, and incumbent local exchange carrier services. There are other corporate related charges not attributable to a specific segment. While the Company's chief decision maker monitors the revenue streams of the various products and geographic locations, operations are managed and financial performance evaluated based on the delivery of multiple, integrated services to customers over a single network. As a result, there are many shared expenses generated by the various revenue streams and management believes that any allocation of the expenses incurred to multiple revenue streams would be impractical and arbitrary.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

The information below summarizes certain financial data of the Company by segment (in thousands):

                                                                     Period from
                                                                    March 19, 1997
                                Year Ended        Year Ended     (Date of Inception)
                             December 31, 1999 December 31, 1998 to December 31, 1997
                             ----------------- ----------------- --------------------
   Telecommunication
    Services
    Revenue................       1,318,248          419,866                --
    Operating expenses.....       1,370,534          299,922              3,101
                                -----------       ----------           --------
    Operating income
     (loss)................     $   (52,286)      $  119,944           $ (3,101)
                                ===========       ==========           ========
    Cash paid for capital
     expenditures..........     $ 1,552,019       $  413,996           $428,743
                                ===========       ==========           ========
    Total assets...........     $16,813,242       $2,639,177           $572,197
                                ===========       ==========           ========
   Installation and
    Maintenance Services
    Revenue:
     Maintenance...........          67,981              --                 --
     Installation..........          92,674              --                 --
                                -----------       ----------           --------
    Total revenue..........         160,655
    Operating expenses.....         162,209              --                 --
                                -----------       ----------           --------
    Operating loss.........     $    (1,554)      $      --            $    --
                                ===========       ==========           ========
    Cash paid for capital
     expenditures..........     $   170,585       $      --            $    --
                                ===========       ==========           ========
    Total assets...........     $ 1,519,166       $      --            $    --
                                ===========       ==========           ========
   Incumbent Local Exchange
    Carrier Services
    Revenue................     $   185,921       $      --            $    --
    Operating expenses.....         131,942              --                 --
                                -----------       ----------           --------
    Operating income.......     $    53,979       $      --                 --
                                ===========       ==========           ========
    Cash paid for capital
     expenditures..........     $    48,311       $      --            $    --
                                ===========       ==========           ========
    Total assets...........     $ 1,373,172       $      --                 --
                                ===========       ==========           ========
   Corporate and Other
    Revenue................     $       --        $      --            $    --
    Operating expenses.....           7,600          139,669                --
                                -----------       ----------           --------
    Operating loss.........     $    (7,600)      $ (139,669)          $    --
                                ===========       ==========           ========
    Cash paid for capital
     expenditures..........     $       --        $      --            $    --
                                ===========       ==========           ========
    Total assets...........     $       --        $      --            $    --
                                ===========       ==========           ========
   Consolidated
    Consolidated revenue...     $ 1,664,824       $  419,866           $    --
    Consolidated operating
     expense...............       1,672,285          439,591              3,101
                                -----------       ----------           --------
    Consolidated operating
     (loss)................     $    (7,461)      $  (19,725)          $ (3,101)
                                ===========       ==========           ========
    Consolidated cash paid
     for capital
     expenditures..........     $ 1,770,915       $  413,996           $428,743
                                ===========       ==========           ========
    Consolidated total
     assets................     $19,705,580       $2,639,177           $572,197
                                ===========       ==========           ========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                             1999                  1998
                                     --------------------- ---------------------
                                                Long-Lived            Long-Lived
                                      Revenue     Assets   Revenue(1) Assets(2)
                                     ---------- ---------- ---------- ----------
                                                   (In thousands)
   North America
     United States.................. $  997,025 $3,029,828  $193,142  $   76,055
     Other..........................     64,040     26,515    64,558         --
                                     ---------- ----------  --------  ----------
                                      1,061,065  3,056,343   257,700      76,055
   Europe
     The Netherlands................     89,600     92,251    46,770      82,433
     Germany........................    145,289    204,564    36,047      30,021
     England........................    106,815    722,462    34,777      49,081
     Other..........................    244,351    302,645    44,572         --
                                     ---------- ----------  --------  ----------
                                        586,055  1,321,922   162,166     161,535
   International waters.............        --   1,339,614       --      770,966
   Other............................     17,704    308,174       --          --
                                     ---------- ----------  --------  ----------
   Consolidated..................... $1,664,824 $6,026,053  $419,866  $1,008,556
                                     ========== ==========  ========  ==========

--------
(1) During 1998, there was one customer located in the United States that accounted for 16% of consolidated revenue, another customer located in Canada that accounted for 16% of consolidated revenue, and one customer located in the Netherlands that accounted for 11% of consolidated revenue. There were no individual customers in 1999 that accounted for more than 10% of consolidated revenue.
(2) Long-lived assets include capacity available for sale and construction in progress as of December 31, 1999 and 1998.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The Company's unaudited quarterly results are as follows:

                                              1999 Quarter Ended
                                  --------------------------------------------
                                  March 31  June 30   September 30 December 31
                                  --------  --------  ------------ -----------
                                    (In thousands, except per share data)
Revenue.......................... $176,319  $188,459    $234,582   $1,065,464
Operating income (loss)..........   41,067    39,764      13,226     (101,518)
Income (loss) before
 extraordinary item and
 cumulative effect of change in
 accounting principle............   12,802     9,978     135,854     (169,169)
Net income (loss)................   (1,908)    9,978     120,989     (199,985)
Net income (loss) applicable to
 common shareholders.............  (14,952)   (4,219)    106,918     (225,315)
Income (loss) per common share
 before extraordinary item and
 cumulative effect of change in
 accounting principle, basic.....    (0.00)    (0.01)       0.30         (.25)
Net income (loss) per common
 share, basic....................    (0.04)    (0.01)       0.26         (.29)
Income (loss) per common share
 before extraordinary item and
 cumulative effect of change in
 accounting principle, diluted...    (0.00)    (0.01)       0.27         (.25)
Net income (loss) per common
 share, diluted.................. $  (0.04) $  (0.01)   $   0.24   $     (.29)

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

Significant 1999 interim events:

  On December 15, 1999, the Company issued 2,600,000 shares of 7% cumulative convertible preferred stock at a liquidation preference of $250.00 for net proceeds of $630 million.

  On November 24, 1999, the Company acquired Racal Telecom, a group of wholly owned subsidiaries of Racal Electronics plc, for approximately $1.6 billion in cash.

  On November 12, 1999, GCH issued two series of senior unsecured notes. The 9 1/8% senior notes are due November 15, 2006 with a face value of $900 million, for net proceeds of $887 million and the 9 1/2% senior notes are due
November 15, 2009 with a face value of $1,100 million, for net proceeds of $1,084 million.

  On November 5, 1999, the Company issued 10,000,000 shares of 6 3/8% cumulative convertible preferred stock at a liquidation preference of $100.00 for net proceeds of approximately $969 million.

  On September 28, 1999, the Company consummated its merger with Frontier Corporation in a transaction valued at $10.3 billion.

  On July 2, 1999, the Company completed its acquisition of the Global Marine Systems division of Cable & Wireless Plc for approximately $908 million in cash and assumed liabilities.

  During the third quarter, the Company recognized $210 million, net of merger related expenses, of other income in connection with the termination of the US WEST merger agreement.

                                                1998 Quarter Ended
                                    ---------------------------------------------
                                    March 31   June 30   September 30 December 31
                                    --------  ---------  ------------ -----------
                                       (In thousands, except per share data)
Revenue...........................  $   --    $ 100,244    $116,494    $203,128
Operating income (loss)...........   (3,794)   (123,649)     31,994      75,724
Income (loss) before extraordinary
 loss.............................   (3,722)   (135,725)     15,229      56,024
Net income (loss).................   (3,722)   (155,434)     15,229      56,024
Net income (loss) applicable to
 common shareholders..............   (8,129)   (193,473)     15,229      51,649
Income (loss) per common share
 before extraordinary item, basic.    (0.02)      (0.52)       0.04        0.13
Net income (loss) per common
 share, basic.....................    (0.02)      (0.58)       0.04        0.13
Income (loss) per common share
 before extraordinary item,
 diluted..........................    (0.02)      (0.52)       0.04        0.12
Net income (loss) per common
 share, diluted...................  $ (0.02)  $   (0.58)   $   0.04    $   0.12

Significant 1998 interim events:

  In December 1998, 5,000,000 shares of GCH 10 1/2% Preferred Stock were issued for proceeds of $483 million.

  During August 1998, the Company completed an IPO for which the Company received net proceeds of approximately $391 million.

  In May 1998, the first segment of AC-1, the United States to United Kingdom route, was completed and commenced operations.

  During the second quarter, the Company acquired the rights from those entitled to fees payable under the advisory services agreement in consideration for the issuance of common stock having an aggregate value of $135 million and the cancellation of approximately $3 million owed to the Company under a related advance

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
agreement. As a result of this transaction, the Company recorded a non-recurring charge in the approximate amount of $138 million during the second quarter. In addition, the Company recognized as an expense approximately $2 million of advisory fees incurred prior to termination of the contract.

  On May 18, 1998, the Company issued 9 5/8% senior notes due May 15, 2008, with a face value of $800 million.

21. SHAREHOLDERS' EQUITY

Share Cancellation

  As part of the Company's break-up fee received from US West, Inc. ("US West"), the Company received 2,231,076 shares of its common stock from US West which were cancelled by the Company. For the year ended December 31, 1999, other income, net was composed primarily of a $210 million termination fee paid by US West in connection with the termination of its merger agreement with the Company, net of related expenses.

Old GCL Common Stock and Additional Paid-in Capital

  During March 1997, Old GCL, formerly GT Parent Holdings LDC, was incorporated as an exempted limited duration company in the Cayman Islands. In March 1998, GCL, a Bermuda company, was formed as a wholly-owned subsidiary of Old GCL. At that time, Old GCL contributed its investment in Global Telesystems Holdings Ltd. ("GTH") to GCL. During April 1998, GCL formed a wholly-owned subsidiary, Global Crossing Holdings Ltd. ("GCH"), a Bermuda company, and contributed its investment in GTH to GCH upon its formation.

  In January 1998, Old GCL effected a 100-for-1 stock split of each of its Class A, B, C and D common stock and undesignated stock and amended the par value of each share of common stock from $.0001 per share to $.000001 per share. Prior to GCL's IPO in August 1998, GCL declared a stock dividend to Old GCL resulting in Old GCL holding 1.5 shares of common stock of GCL for each share of common stock of Old GCL outstanding. Pursuant to the terms of the Articles of Association of Old GCL and prior to the Company's IPO, each holder of Class D shares of Old GCL converted such shares into a fraction of a Class E share of Old GCL based upon a valuation at the time of such conversion, together with a warrant to purchase the remaining fraction of such Class E share at an exercise price based upon such market valuation. In addition, each holder of Class E shares of Old GCL had such Class E shares converted into Class B shares of Old GCL. Accordingly, each holder of Class D and Class E shares ultimately received Class B shares, with the warrants to purchase Class E shares received by former Class D shareholders then cancelled in exchange for warrants ("New GCL Warrants") to purchase shares of Common Stock of GCL at an exercise price equal to the IPO price of $9.50 per share.

  Subsequent to the above transaction and prior to the Company's IPO, each shareholder of Old GCL (other than CIBC) exchanged their interests in Old GCL for shares of common stock of GCL held by Old GCL at a rate of 1.5 shares of common stock of GCL for each share of common stock of Old GCL ("Old GCL Exchange"). CIBC did not participate in the above mentioned transaction and continued to maintain its ownership of GCL through Old GCL, which became a wholly owned subsidiary of CIBC.

  Because Old GCL, GCL and GCH were entities under common control, the transfers by Old GCL to GCL and GCL to GCH and the Old GCL Exchange were accounted for similar to a pooling of interests. The consolidated financial statements presented have been retroactively restated to reflect these transactions as if they had occurred as of March 19, 1997 (Date of Inception).

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

  Certain of the Class B shareholders were issued a total of 66,176,400 Class D shares on March 25, 1997. Of the $34 million of proceeds received from the issuance of Class B shares, $3 million was allocated to the Class D shares representing the estimated fair value of the Class D shares based on an independent valuation. Class D shares were non-voting shares which carried special preference rights on the cash distributions made by Old GCL. Class D shareholders were to receive 10% of cash distributions to common shareholders once the internal rate of return to Class C shareholders exceeded 10%, and then increasing to 20% of cash distributions to common shareholders once the internal rate of return to Class C shareholders exceeded 30%. Effective January 1998, Class D share rights were amended such that Class D shareholders received the option to convert each Class D share into one Class E share upon payment to Old GCL of $.74 per share or to a fraction of a Class E share based upon a valuation at the time of such conversion, together with a warrant to purchase the remaining fraction of such Class E share at an exercise price based upon such market valuation. By granting to holders of the Class D shares an option to convert such shares into Class E shares, the Company obtained effective assurance that it could effect a change to a corporate structure in the event of a major equity event, such as a merger or other business combination or in the event of an IPO by GCL, of its common stock, since the holders of the Class D shares would need to exercise their options in order to participate directly in benefits of a merger or acquisition of the Company or in order to obtain the benefits of any trading market for the common stock of the Company; no trading market was expected to develop for the Class D shares. The grant of the options to Class D shareholders represents an equity transaction since the Company granted these shareholders amended share rights in the form of options with new warrants. Since the Company had an accumulated deficit, the charge was made against additional paid in capital, which had no impact on the consolidated financial statements. The Company accounted for the new warrants as an equity transaction on the date the warrants were issued, which was the IPO date of August 13, 1998.

  In 1998, the Company issued, at a price of $0.33 per share, 900,000 Class B shares and 675,000 Class E shares. Since the estimated fair value of shares exceeded the issue price, the Company increased stock related expense and shareholders' equity by $2 million in 1998.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

22. SUBSEQUENT EVENTS

 IXnet and IPC Acquisitions

  On February 22, 2000, the Company announced a definitive agreement to acquire IXnet, Inc., a leading provider of specialized IP-based network services to the global financial services community, and its parent company, IPC Communications, Inc., in exchange for shares of common stock of Global Crossing valued at approximately $3.8 billion. Under the terms of the definitive merger agreement, 1.184 Global Crossing shares will be exchanged for each IXnet share not owned by IPC and 5.417 Global Crossing shares will be exchanged for each share of IPC. The acquisition is expected to be completed in the second quarter of 2000 and is subject to regulatory approval and customary closing conditions.

 GlobalCenter Japan

  On January 26, 2000, the Company's Asia Global Crossing joint venture announced an agreement to create GlobalCenter Japan, a joint venture with Japan's Internet Research Institute, Inc. ("IRI"). GlobalCenter Japan will design, develop and construct a media distribution center in Japan providing connectivity worldwide through the Global Crossing Network. The joint venture will also develop and provide complex web hosting services, e-commerce support and applications hosting solutions. Asia Global Crossing will own 89 percent of GlobalCenter Japan, with IRI owning the remaining 11 percent.

 Hutchison Global Crossing Joint Venture

  On January 12, 2000, the Company established a joint venture, called Hutchison Global Crossing, with Hutchison to pursue fixed-line telecommunications and Internet opportunities in Hong Kong. For its 50% share, Hutchison contributed to the joint venture its building-to-building fixed-line telecommunications network in Hong Kong and a number of Internet-related assets. In addition, Hutchison has agreed that any fixed-line telecommunications activities it pursues in China will be carried out by the joint venture. For its 50% share, the Company provided to Hutchison $400 million in Global Crossing convertible preferred stock (convertible into shares of Global Crossing common stock at a rate of $45 per share) and committed to contribute to the joint venture international telecommunications capacity rights on our network and global media distribution center capabilities which together are valued at $350 million, as well as $50 million in cash. The Company intends to integrate its interest in Hutchison Global Crossing into Asia Global Crossing.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                            Column A   Column B  Column C  Column D   Column E
                           ---------- ---------- -------- ---------- ----------
                                           Additions
                                      -------------------
                           Balance at Charged to Charged             Balance at
                            Dec 31,   costs and  to other             Dec 31,
       Description            1998     expenses  accounts Deductions    1999
       -----------         ---------- ---------- -------- ---------- ----------
Reserve for uncollectible
 accounts.................   $4,233    $37,157   $88,055   $(34,335)  $95,110
Deferred tax valuation
 allowance................   $  --     $   --    $54,780   $    --    $54,780

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 16, 2000 by the undersigned, thereunto duly authorized.

                                          Global Crossing Ltd.

                                              /s/ Dan J. Cohrs
                                          By: _________________
                                              Dan J. Cohrs
                                              Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                Signatures                                      Title
                ----------                                      -----

             /s/ Gary Winnick               Chairman of the Board and Director
___________________________________________
               Gary Winnick

           /s/ Lodwrick M. Cook             Co-Chairman of the Board and Director
___________________________________________
             Lodwrick M. Cook

          /s/ Leo J. Hindery, Jr.           Chief Executive Officer and Director;
___________________________________________  Chairman and Chief Executive Officer,
            Leo J. Hindery, Jr.              GlobalCenter Inc.

            /s/ Thomas J. Casey             Vice Chairman of the Board and Director
___________________________________________
              Thomas J. Casey

             /s/ David L. Lee               President, Chief Operating Officer and
___________________________________________  Director
               David L. Lee

           /s/ Joseph P. Clayton            Director; President, Global Crossing North
___________________________________________  America
             Joseph P. Clayton

            /s/ Jack M. Scanlon             Director; Vice Chairman of the Board, Asia
___________________________________________  Global Crossing
              Jack M. Scanlon

            /s/ Abbott L. Brown             Senior Vice President and Director
___________________________________________
              Abbott L. Brown

             /s/ Barry Porter               Senior Vice President and Director
___________________________________________
               Barry Porter

                Signatures                                      Title
                ----------                                      -----

             /s/ Dan J. Cohrs                 Senior Vice President and Chief Financial
___________________________________________     Officer (principal accounting officer)
               Dan J. Cohrs

           /s/ Robert Annunziata                              Director
___________________________________________
             Robert Annunziata

             /s/ Jay R. Bloom                                 Director
___________________________________________
               Jay R. Bloom

           /s/ William E. Conway                              Director
___________________________________________
             William E. Conway

             /s/ Eric Hippeau                                 Director
___________________________________________
               Eric Hippeau

            /s/ Dean C. Kehler                                Director
___________________________________________
              Dean C. Kehler

          /s/ Geoffrey J.W. Kent                              Director
___________________________________________
            Geoffrey J.W. Kent

                                                              Director
___________________________________________
           Canning Fok Kin-ning

        /s/ Douglas H. McCorkindale                           Director
___________________________________________
          Douglas H. McCorkindale

           /s/ James F. McDonald                              Director
___________________________________________
             James F. McDonald

              /s/ Bruce Raben                                 Director
___________________________________________
                Bruce Raben

           /s/ Michael R. Steed                               Director
___________________________________________
             Michael R. Steed