Form 10-Q
period 2000-03-31
GLOBAL CROSSING LTD
filed 2000-05-15
CIK 1061322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of April 24, 2000: 839,687,652 shares, including 22,033,758 treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                      For the quarter ended March 31, 2000

                                     INDEX

                                                                            Page
                                                                            ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Condensed Consolidated Statements of Operations.................    3

          Condensed Consolidated Balance Sheets...........................    4

          Condensed Consolidated Statements of Cash Flows.................    5

          Condensed Consolidated Statements of Comprehensive Income.......    7

          Business Segment Information....................................    8

          Notes to Condensed Consolidated Financial Statements............    9

 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of
           Operations.....................................................   13


 Item 3.  Quantitative and Qualitative Disclosures about Market Risk......   17

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings...............................................   19

 Item 2.  Changes in Securities and Use of Proceeds.......................   19

 Item 3.  Defaults Upon Senior Securities.................................   19

 Item 4.  Submission of Matters to A Vote of Security Holders.............   19

 Item 5.  Other Information...............................................   19

 Item 6.  Exhibits and Reports on Form 8-K................................   20

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                              For the
                                                        Three Months Ended
                                                      ------------------------
                                                       March 31,    March 31,
                                                         2000         1999
                                                      -----------  -----------
REVENUE.............................................. $ 1,119,516  $   176,319
                                                      -----------  -----------
EXPENSES:
 Cost of sales.......................................     579,907       69,387
 Operations, administration and maintenance..........     144,283       11,861
 Sales and marketing.................................     103,719        9,758
 Network development.................................      17,645        4,905
 General and administrative..........................     150,359       22,414
 Stock related expense...............................      18,850       16,716
 Depreciation and amortization.......................     140,943          211
 Goodwill and intangibles amortization...............     131,634          --
                                                      -----------  -----------
                                                        1,287,340      135,252
                                                      -----------  -----------
OPERATING (LOSS) INCOME..............................    (167,824)      41,067
EQUITY IN LOSS OF AFFILIATES.........................      (5,140)      (2,736)
MINORITY INTEREST....................................     (15,731)         --
OTHER INCOME (EXPENSE):
 Interest income.....................................      22,798       14,392
 Interest expense....................................     (85,676)     (23,779)
 Other expense, net..................................      (5,628)         --
                                                      -----------  -----------
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE...........................................    (257,201)      28,944
 Provision for income taxes..........................      (5,000)     (16,142)
                                                      -----------  -----------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE................................    (262,201)      12,802
 Cumulative effect of change in accounting
  principle, net of income tax benefit...............         --       (14,710)
                                                      -----------  -----------
NET LOSS.............................................    (262,201)      (1,908)
 Preferred stock dividends...........................     (45,258)     (13,044)
                                                      -----------  -----------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS........... $  (307,459) $   (14,952)
                                                      ===========  ===========
NET LOSS PER COMMON SHARE:
 Loss applicable to common shareholders before
  cumulative effect of change in accounting
  principle
   Basic and diluted................................. $     (0.39) $     (0.00)
                                                      ===========  ===========
 Cumulative effect of change in accounting principle
   Basic and diluted................................. $       --   $     (0.04)
                                                      ===========  ===========
 Net loss applicable to common shareholders
   Basic and diluted................................. $     (0.39) $     (0.04)
                                                      ===========  ===========
 Shares used in computing income (loss) per share
   Basic and diluted................................. 778,780,323  410,797,073
                                                      ===========  ===========

   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                       March 31,   December 31,
                                                         2000          1999
                                                      -----------  ------------
                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.........................  $ 1,250,953  $ 1,633,499
  Restricted cash and cash equivalents..............      133,016       93,294
  Accounts receivable, net..........................      912,072      966,973
  Other assets and prepaid costs....................      319,562      252,767
                                                      -----------  -----------
   Total current assets.............................    2,615,602    2,946,533
Restricted cash and cash equivalents................       69,545      138,118
Accounts receivable, net............................       42,419       52,052
Property and equipment, net.........................    7,985,651    6,026,053
Goodwill and intangibles, net.......................    9,436,715    9,557,422
Investment in and advances to/from affiliates, net..      604,291      323,960
Other assets........................................      735,746      661,442
                                                      -----------  -----------
   Total assets.....................................  $21,489,970  $19,705,580
                                                      ===========  ===========
LIABILITIES
Current liabilities:
  Accrued construction costs........................  $   570,461  $   275,361
  Accounts payable and accrued liabilities..........      919,910      980,131
  Accrued interest and preferred dividends..........      162,260       66,745
  Deferred revenue..................................      216,234      127,367
  Income taxes payable..............................       88,325      140,034
  Current portion of long term debt.................       11,649        5,496
  Other current liabilities.........................      264,314      257,459
                                                      -----------  -----------
   Total current liabilities........................    2,233,153    1,852,593
Long-term debt......................................    6,031,662    5,018,544
Deferred revenue....................................      489,331      383,287
Deferred credits and other..........................      819,485      796,606
                                                      -----------  -----------
   Total liabilities................................    9,573,631    8,051,030
Minority interest...................................      478,030      351,338
                                                      -----------  -----------
Mandatorily redeemable and cumulative convertible
 preferred stock:
  10 1/2% mandatorily Redeemable Preferred Stock,
   5,000,000 shares issued and outstanding, $100
   liquidation preference per share.................      486,517      485,947
                                                      -----------  -----------
  6 3/8% Cumulative Convertible Preferred Stock,
   10,000,000 shares issued and outstanding, $100
   liquidation preference per share.................      969,000      969,000
                                                      -----------  -----------
  6 3/8% Cumulative Convertible Preferred Stock,
   Series B, 400,000 shares issued and outstanding,
   $1000 liquidation preference per share...........      400,000          --
                                                      -----------  -----------
  7% Cumulative Convertible Preferred Stock,
   2,600,000 shares issued and outstanding, $250
   liquidation preference per share.................      629,750      629,750
                                                      -----------  -----------
SHAREHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par
 value $.01 per share, 803,604,237 and 799,137,142
 shares issued as of March 31, 2000 and December 31,
 1999, respectively.................................        8,030        7,992
Treasury stock, 22,033,758 shares...................     (209,415)    (209,415)
Additional paid-in capital and other shareholders'
 equity.............................................    9,575,617    9,578,927
Accumulated deficit.................................     (421,190)    (158,989)
                                                      -----------  -----------
   Total stockholders' equity.......................    8,953,042    9,218,515
                                                      -----------  -----------
   Total liabilities and shareholders' equity.......  $21,489,970  $19,705,580
                                                      ===========  ===========

    See accompanying notes to these unaudited condensed consolidated balance sheets.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2000 and 1999
                                 (In thousands)
                                  (Unaudited)

                                                              For the
                                                         Three Months Ended
                                                        ---------------------
                                                        March 31,   March 31,
                                                           2000       1999
                                                        ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................... $ (262,201) $  (1,908)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
  Cumulative effect of change in accounting principle..        --      14,710
  Equity in loss of affiliates.........................      5,140      2,736
  Depreciation and amortization........................    272,577        211
  Provision for doubtful accounts......................     13,483      1,864
  Stock related expense................................     18,850     16,716
  Deferred income taxes................................     (9,210)    22,125
  Capacity available for sale..........................        --      58,539
  Non-cash cost of sales...............................     99,056        --
  Minority Interest....................................     15,731        --
  Other................................................      2,596     (4,831)
  Changes in operating assets and liabilities..........     84,136   (129,603)
                                                        ----------  ---------
    Net cash provided by (used in) operating
     activities........................................    240,158    (19,441)
                                                        ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress and capacity
 available for sale....................................   (501,622)  (143,337)
Investment in and advances to affiliates...............    (68,851)   (12,860)
Effect of the consolidation of PC-1, net of cash
 acquired..............................................    (19,979)       --
Purchase of marketable securities......................    (81,200)       --
Purchases of property and equipment....................   (358,924)    (1,811)
                                                        ----------  ---------
    Net cash used in investing activities.............. (1,030,576)  (158,008)
                                                        ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net............     40,867        834
Proceeds from long term debt...........................    300,703      9,083
Repayment of long term debt............................    (12,094)   (26,825)
Preferred dividends....................................    (22,535)
Finance costs incurred.................................        694        (77)
Minority interest investment in subsidiary.............     53,472        --
Change in restricted cash and cash equivalents.........     46,765    (47,811)
                                                        ----------  ---------
    Net cash provided by (used in) financing
     activities........................................    407,872    (64,796)
                                                        ----------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............   (382,546)  (242,245)
CASH AND CASH EQUIVALENTS, beginning of period.........  1,633,499    806,593
                                                        ----------  ---------
CASH AND CASH EQUIVALENTS, end of period............... $1,250,953  $ 564,348
                                                        ==========  =========

   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

               For the Three Months Ended March 31, 2000 and 1999
                                 (In thousands)
                                  (Unaudited)

                                                                For the
                                                          Three Months Ended
                                                          --------------------
                                                          March 31,  March 31,
                                                            2000       1999
                                                          ---------  ---------
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
Costs incurred for construction in progress and capacity
 available for sale.....................................  $(637,996) $(180,119)
Accrued construction costs..............................    134,284     14,282
Accrued interest........................................        --      19,448
Amortization of deferred finance costs and other........      2,090      3,052
                                                          ---------  ---------
Cash paid for construction in progress and capacity
 available for sale.....................................  $(501,622) $(143,337)
                                                          =========  =========
Non-cash purchases of property and equipment............  $     --   $ (38,300)
                                                          =========  =========
Investments in affiliates:
  Costs of investments in affiliates....................  $(468,851) $     --
  Preferred stock issued for investment in joint
   venture..............................................    400,000        --
                                                          ---------  ---------
                                                          $  68,851  $     --
                                                          =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid and capitalized...........................  $  39,858  $   6,132
                                                          =========  =========
Interest paid (net of capitalized interest).............  $  39,567  $     772
                                                          =========  =========
Cash paid for taxes.....................................  $  35,792  $   1,788
                                                          =========  =========


   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               For the Three Months Ended March 31, 2000 and 1999
                                 (In thousands)
                                  (Unaudited)

                                                              For the
                                                         Three Months Ended
                                                   -----------------------------
                                                   March 31, 2000 March 31, 1999
                                                   -------------- --------------
Net loss..........................................   $(262,201)      $(1,908)
Unrealized gain on securities.....................         157           --
Foreign currency translation adjustment...........     (22,792)       (4,930)
                                                     ---------       -------
Comprehensive loss................................   $(284,836)      $(6,838)
                                                     =========       =======



   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                         BUSINESS SEGMENT INFORMATION

         As of and For the Three Months Ended March 31, 2000 and 1999
                                (In thousands)
                                  (Unaudited)

                                                         March 31,   March 31,
                                                           2000         1999
                                                        -----------  ----------
Telecommunications Services:
Revenue:
  Commercial........................................... $   327,020  $      --
  Consumer.............................................      43,644         --
  Carrier..............................................     489,764     176,319
                                                        -----------  ----------
Total revenue.......................................... $   860,428  $  176,319
                                                        ===========  ==========
Operating (loss) income................................ $  (208,255) $   41,607
                                                        ===========  ==========
Adjusted EBITDA*....................................... $   286,514  $  128,208
                                                        ===========  ==========
Cash paid for capital expenditures..................... $   779,291  $  145,148
                                                        ===========  ==========
Total assets........................................... $18,389,031  $2,689,797
                                                        ===========  ==========
Installation and Maintenance:
Revenue................................................ $    72,266  $      --
                                                        ===========  ==========
Operating loss......................................... $      (879) $      --
                                                        ===========  ==========
Adjusted EBITDA*....................................... $    20,733  $      --
                                                        ===========  ==========
Cash paid for capital expenditures..................... $    30,315  $      --
                                                        ===========  ==========
Total assets........................................... $ 1,741,712  $      --
                                                        ===========  ==========
Incumbent Local Exchange Carrier:
Revenue................................................ $   186,822  $      --
                                                        ===========  ==========
Operating income....................................... $    53,895  $      --
                                                        ===========  ==========
Adjusted EBITDA*....................................... $    93,929  $      --
                                                        ===========  ==========
Cash paid for capital expenditures..................... $    50,940  $      --
                                                        ===========  ==========
Total assets........................................... $ 1,359,227  $      --
                                                        ===========  ==========
Corporate Operations and Other:
Operating loss......................................... $   (12,585) $      --
                                                        ===========  ==========
Adjusted EBITDA*....................................... $   (12,585) $      --
                                                        ===========  ==========
Consolidated:
Revenues............................................... $ 1,119,516  $  176,319
                                                        ===========  ==========
Operating (loss) income................................ $  (167,824) $   41,067
                                                        ===========  ==========
Adjusted EBITDA*....................................... $   388,591  $  128,208
                                                        ===========  ==========
Cash paid for capital expenditures..................... $   860,546  $  145,148
                                                        ===========  ==========
Total assets........................................... $21,489,970  $2,689,797
                                                        ===========  ==========

--------
* Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (adjusted EBITDA) is calculated as operating (loss) income plus depreciation and amortization, goodwill and intangibles amortization, stock related expense and the cash portion of the change in deferred revenue.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
              (In thousands, except share and per share amounts)
                                  (Unaudited)

(1) Organization and Background

   Global Crossing Ltd. (a Bermuda company, together with its consolidated subsidiaries, ("GCL" or the "Company") is building and offering services over the world's first independent global fiber optic network, consisting of 101,000 announced route miles serving five continents, 27 countries and more than 200 major cities. Upon completion of our currently announced systems, our network and our telecommunications and Internet product offerings will be available in markets constituting over 80% of the world's international communications traffic.

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

   Global Crossing Ltd. serves as a holding company for its subsidiaries' operations, including the operations of the following acquired entities:
Global Marine Systems (acquired July 2, 1999), Frontier Corporation (acquired September 28, 1999), Racal Telecom (acquired November 24, 1999) and a 50% interest in the Hutchison Global Crossing joint venture (completed January 12,
2000). The acquisition of these entities is hereinafter referred to as the "Acquisitions." In addition the Company has a significant ownership interest in Asia Global Crossing.

   Asia Global Crossing, a joint venture with Softbank Corp. and Microsoft Corporation, intends to become the first truly pan-Asian carrier to offer worldwide bandwidth and data communications. The Asia Global Crossing joint venture was established on November 24, 1999.

   GlobalCenter, a wholly-owned subsidiary of GCL, will expand its product set to become a single-source e-commerce service solution that will provide web-centric businesses with the high availability, flexibility and scalability necessary to compete in the rapidly expanding digital economy.

(2) Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999, include the accounts of Global Crossing Ltd. and its consolidated subsidiaries. All material inter-company balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

   The accompanying unaudited condensed consolidated financial statements do not include all footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3) Net Loss Applicable to Common Shareholders

   Basic Earnings Per Share (EPS) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities were anti-dilutive for the three months ended March 31, 2000 and 1999, respectively. The impact of dilutive options, warrants and convertible securities increases the weighted average shares outstanding to 841,992,988 used in calculating Diluted EPS for the three months ended March 31, 2000.

(4) Acquisitions

   The Acquisitions, are being accounted for under the purchase method of accounting for business combinations. The initial purchase price of the Acquisition, was allocated based on the estimated fair value of acquired assets and liabilities at the date of acquisition. The Company will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate. Following is the unaudited pro forma results of the Company, assuming the Acquisitions had been completed at the beginning of the period presented:

                                                                 Three Months
                                                                    Ended
                                                                March 31, 1999
                                                                --------------
   Revenue.....................................................  $ 1,031,474
                                                                 ===========
   Loss applicable to common shareholders before cumulative
    effect of change in accounting principle...................  $  (121,782)
                                                                 ===========
   Loss applicable to common shareholders......................  $  (136,492)
                                                                 ===========
   Loss per common share:
     Loss applicable to common shareholders before cumulative
      effect of change in accounting principle, basic and
      diluted..................................................  $     (0.16)
                                                                 ===========
     Loss applicable to common shareholders, basic and
      diluted..................................................  $     (0.18)
                                                                 ===========
     Shares used in computing loss per share, basic and
      diluted..................................................  762,470,473
                                                                 ===========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

(5) Property and Equipment

   Property and equipment consist of the following:

                                                        March 31,   December 31,
                                                           2000         1999
                                                        ----------  ------------
   Land................................................ $   25,045   $   14,886
   Buildings...........................................    230,841      184,827
   Leasehold improvements..............................     32,571       29,096
   Furniture, fixtures and equipment...................    927,764      771,585
   Transmission equipment..............................  3,324,643    2,544,903
                                                        ----------   ----------
                                                         4,540,864    3,545,297
   Accumulated depreciation............................   (265,817)    (124,874)
                                                        ----------   ----------
                                                         4,275,047    3,420,423
   Construction in progress............................  3,710,604    2,605,630
                                                        ----------   ----------
   Total property and equipment........................ $7,985,651   $6,026,053
                                                        ==========   ==========

(6) Shareholders' Equity

   Stock Option Plan. During the three months ended March 31, 2000, the Company granted stock options for an aggregate of 6,212,890 shares of common stock under the Company's 1998 Stock Incentive Plan. On March 31, 2000, stock options covering 79,528,469 shares of common stock were outstanding. Details of the Company's 1998 Stock Incentive Plan are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(7) Segment Information

   The Company is a worldwide provider of Internet and long distance telecommunications facilities and related services supplying its customers with global "point to point" connectivity and, through its Global Marine Systems subsidiary, providing cable installation and maintenance services. The Company's reportable segments include telecommunications services, installation and maintenance services, and incumbent local exchange carrier services. There are other corporate related charges not attributable to a specific segment. As a result, there are many shared expenses generated by the various revenue streams and management believes that any allocation of the expenses incurred to multiple revenue streams would be impractical and arbitrary. The Company's chief decision maker monitors the revenue streams of the various products and geographic locations and operations are managed and financial performance, Adjusted EBITDA, is evaluated based on the delivery of multiple, integrated services to customers over a single network.

(8) Reclassifications

   Certain prior year amounts have been reclassified in the condensed consolidated financial statements for consistent presentation to current year amounts.

(9) Significant Events

   On January 12, 2000, the Company established a joint venture, called Hutchison Global Crossing, with Hutchison Whampoa Limited ("Hutchison") to pursue fixed-line telecommunications and Internet opportunities in Hong Kong. For its 50% share, Hutchison contributed to the joint venture its building-to-building fixed-line telecommunications network in Hong Kong and a number of Internet-related assets. In addition, Hutchison has

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
agreed that any fixed-line telecommunications activities it pursues in China will be carried out by the joint venture. For its 50% share, the Company provided to Hutchison $400 million in Global Crossing convertible preferred stock (convertible into shares of Global Crossing common stock at a rate of $45 per share) and committed to contribute to the joint venture international telecommunications capacity rights on our network and global media distribution center capabilities which together are valued at $350 million, as well as $50 million in cash. The Company intends to integrate its interest in Hutchison Global Crossing into the Company's Asia Global Crossing joint venture ("AGC").

   On January 26, 2000, AGC announced an agreement to create GlobalCenter Japan, a joint venture with Japan's Internet Research Institute, Inc. ("IRI"). GlobalCenter Japan will design, develop and construct a media distribution center in Japan providing connectivity worldwide through the Global Crossing Network. The joint venture will also develop and provide complex web hosting services, e-commerce support and applications hosting solutions. AGC will own 89 percent of GlobalCenter Japan, with IRI owning the remaining 11 percent.

   On February 22, 2000, we announced a definitive agreement to acquire IXnet, Inc., a leading provider of specialized IP-based network services to the global financial services community, and its parent company, IPC Communications, Inc., in exchange for shares of our common stock valued at approximately $3.8 billion. Under the terms of the definitive merger agreement, 1.184 of our shares will be exchanged for each IXnet share not owned by IPC, and 5.417 of our shares will be exchanged for each share of IPC. We expect to complete the acquisition in the second quarter of 2000. That acquisition is subject to regulatory approval and customary closing conditions.

   On March 2, 2000, we announced plans to create a new class of Global Crossing common stock that would track the performance of the complex web hosting business operated by our wholly-owned subsidiary, GlobalCenter, Inc. The creation of this new class of stock will be subject to shareholder approval.

   On March 24, 2000, the Company increased its interest in the PC-1 cable system to 65% by acquiring the remaining ownership of another partner in PC-1 and the PC-1 Shareholder Agreement was amended, which enabled the Company to exercise effective control over PC-1.

   On March 31, 2000, AGC announced its intention to effectuate an initial public offering of its common stock and to file a registration statement under the Securities Act of 1933 in respect of the proposed offering.

(10) Subsequent Events

   In April 2000, we issued 21,673,706 shares of our common stock for net proceeds of approximately $694 million. In connection with this issuance and sale by the Company of common stock, certain existing shareholders sold an aggregate of 21,326,294 shares of common stock, for which the Company received no proceeds.

   In April 2000, we issued 4,000,000 shares of 6 3/4% cumulative convertible preferred stock at a liquidation preference of $250 for net proceeds of approximately $970 million. Each share of preferred stock is convertible into
6.3131 shares of common stock, based on a conversion price of $39.60. Dividends on the preferred stock are cumulative from the date of issue and will be payable on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2000, at the annual rate of 6 3/4%. In May 2000, pursuant to an over-allotment option held by the underwriters of the preferred stock, the Company issued an additional 600,000 shares of 6 3/4% cumulative convertible preferred stock for net proceeds of approximately $146 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   During the second half of 1999, the Company completed its merger with Frontier and its acquisitions of Global Marine Systems and Racal Telecom. The increase in revenue and expenses for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 is primarily due to these transactions. As the Acquisitions occurred subsequent to March 31, 1999, the comparability of the results of operations for the three months ended March 31, 2000 and 1999 is limited.

Results of Operations for the Three Months Ended March 31, 2000 and March 31,
1999

   Revenue. Revenue for the three months ended March 31, 2000 increased 535% to $1,120 million as compared to $176 million for the three months ended March 31, 1999. Cash revenue (revenue plus the cash portion of the change in deferred revenue) for the three months ended March 31, 2000 increased 511% to $1,285 million compared to $200 million for the three months ended March 31, 1999. The increase is due to the Acquisitions, which are included in the results of the first quarter of 2000, partially off-set by the Company's business practice of selling capacity under terms that require amortization of revenue over the contract life rather than terms that qualify for immediate revenue recognition.

   On a pro forma basis, giving effect to the Acquisitions as of December 31, 1998, revenues for the three months ended March 31, 2000 increased 9% to $1,120 as compared to $1,031 million for the three months ended March 31, 1999. The increase in pro forma revenue is primarily due to an increase in revenue from data products.

   Cost of sales. Cost of sales for the three months ended March 31, 2000 was $580 million, or 52% of revenue, compared to $69 million, or 39% of revenue, for the three months ended March 31, 1999. The increase is primarily attributable to the increase in revenue. Reduced margins for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was due to lower margins in the businesses acquired and lower prices of subsea capacity sold to customers.

   Non-cash cost of undersea capacity sold was $99 million and $54 million during the three months ended March 31, 2000 and 1999, respectively.

   Operations, administration and maintenance (OA&M). OA&M costs for the three months ended March 31, 2000 were $144 million, or 13% of revenue, compared to $12 million, or 7% of revenue, for the three months ended March 31, 1999. The increase is primarily a result of the costs incurred in connection with the development of the Global Network Operations Center, the expansion of the Global Crossing Network and the expenses of the 1999 acquired companies.

   Sales and marketing. Sales and marketing expenses for the three months ended March 31, 2000 were $104 million, or 9% of revenue, compared to $10 million, or 6% of revenue, for the three months ended March 31, 1999. The increase from 1999 was due to the additional expenses attributable to the 1999 acquired companies, expenses related to additions in headcount, plus occupancy costs, marketing costs and other promotional expenses.

   Network development. Network development costs for the three months ended March 31, 2000 were $18 million, or 2% of revenue, compared to $5 million, or 3% of revenue, for the three months ended March 31, 1999. The increase is due to the additional expenses attributable to the 1999 acquired companies, additional salaries, employee benefits and professional fees associated with the expansion of the Global Crossing Network.

   General and administrative. General and administrative expenses for the three months ended March 31, 2000 were $150 million, or 13% of revenue, compared to $22 million, or 13% of revenue, for the three months ended March 31, 1999. The increase was comprised principally of salaries, employee benefits and recruiting for the Company's need for increased staffing for multiple fiber optic systems, travel, professional fees, insurance costs and occupancy costs. The increase in general and administrative expenses is primarily attributable to the additional expenses of the 1999 acquired companies.

   Stock related expense. Stock related expense for the three months ended March 31, 2000 was $19 million compared to $17 million for the three months ended March 31, 1999. The increase is primarily due to a $9 million charge in the three months period ended March 31, 2000 related to accelerated vesting of an executive's stock options.

   Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2000 was $141 million, or 13% of revenue, compared to $0.2 million for the three months ended March 31, 1999. The increase is due to the Acquisitions and depreciation of subsea systems placed in service.

   Goodwill and intangibles amortization. Goodwill and intangibles amortization for the three months ended March 31, 2000 was $132 million resulting from the Acquisitions, which occurred after March 31, 1999.

   Minority interest. Minority interest for the three months ended March 31, 2000 was $16 million and relates to minority interest in net income of PC-1 and AGC.

   Interest income and interest expense. Interest income for the three months ended March 31, 2000 was $23 million, compared to $14 million for the three months ended March 31, 1999. The increase is due to interest earned on cash raised from financings and on CPA deposits. Interest expense for the three months ended March 31, 2000 was $86 million, compared to $24 million for the three months ended March 31, 1999. The increase is due to higher levels of debt outstanding resulting from the Acquisitions and capital spending on the expansion of the Global Crossing Network.

   Provision for income taxes. Provision for income taxes of $5 million and $16 million for the three months ended March 31, 2000 and 1999, respectively, provide for taxes on profits earned from telecommunications services, installation and maintenance and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

   Cumulative effect of change in accounting principle. The Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, on January 1, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. The Company incurred a one-time charge during the three months ended March 31, 1999 of $15 million (net of tax benefit of $1,400) that represents start-up costs incurred and capitalized during previous periods.

   Net loss. Net loss for the three months ended March 31, 2000 was $262 million compared to $2 million for the three months ended March 31, 1999.

   Preferred stock dividends. Preferred stock dividends for the three months ended March 31, 2000 were $45 million compared to $13 million for the three months ended March 31, 1999. The increase is due to the additional issuances of preferred stock, the proceeds of which are used to fund acquisitions and capital spending.

   Net loss applicable to common shareholders. During the three months ended March 31, 2000, the Company reported net loss applicable to common shareholders of $307 million compared to $15 million for the three months ended March 31, 1999.

   Adjusted EBITDA. Our operating (loss) income plus depreciation and amortization, goodwill and intangibles amortization, stock related expense and the cash portion of the change in deferred revenue ("Adjusted EBITDA") was $389 million for the three months ended March 31, 2000 compared to $128 million for the three months ended March 31, 1999. The increase in Adjusted EBITDA is due to the Acquisitions and the increase in the cash portion of the change in deferred revenue for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The definition of Adjusted EBITDA is consistent with financial covenants contained in the Company's major financial agreements. Although Adjusted EBITDA should not be used as an alternative to operating (loss) income or net cash provided by (used in) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, management believes that Adjusted EBITDA is an additional meaningful measure of performance and liquidity. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Liquidity and Capital Resources

   Global Crossing estimates the total remaining cost of developing and deploying the announced systems on the Global Crossing Network to be approximately $4 billion, excluding costs of potential future upgrades. The remaining financing needed to complete the Global Crossing Network and to fund working capital requirements is expected to be obtained from issuances of common or preferred stock, bank financing or through other corporate financing. Some of this financing is expected to be incurred by wholly-owned subsidiaries or joint venture companies as well as by GCL.

   In April 2000, we issued 21,673,706 shares of our common stock for net proceeds of approximately $694 million and 4,000,000 shares of 6 3/4% cumulative convertible preferred stock at a liquidation preference of $250 for net proceeds of approximately $970 million. In May 2000, pursuant to an over-allotment option held by the underwriters of the preferred stock, the Company issued an additional 600,000 shares of 6 3/4% cumulative convertible preferred stock for net proceeds of approximately $146 million.

   The Company has extended limited amounts of financing to customers in connection with certain capacity sales. The financing terms provide for installment payments of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

   Cash provided by (used in) operating activities was $240 million and $(19) million for the three months ended March 31, 2000 and 1999, respectively. The balances principally represent cash received from capacity sales and interest income received, less sales and marketing, network development and general and administrative expenses paid.

   Cash used in investing activities was $1,031 million and $158 million for the three months ended March 31, 2000 and 1999, respectively. The balances represent cash paid for construction in progress, purchases of property and equipment and investments in affiliates.

   Cash provided by financing activities was $408 million for the three months ended March 31, 2000 and primarily represents borrowings under the senior secured corporate facility, proceeds from the issuance of common stock and a decrease in restricted cash and cash equivalents, partially offset by repayments of borrowings under long term debt and payment of dividends on preferred stock. Cash used in financing activities was $65 million for the three months ended March 31, 1999 and primarily relates to repayments of borrowings under the AC-1 credit facility and the increase in restricted cash and cash equivalents.

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

   As most of the Company's sales and expenditures are denominated in United States dollars, management does not believe that the Euro conversion will have a material adverse impact on its the business or financial condition. The Company does not expect the cost of system modifications to be material and the Company will continue to evaluate the impact of the Euro conversion.

Information Regarding Forward-Looking Statements

   The Company has included "forward-looking statements" throughout this quarterly report filed on Form 10-Q. These forward-looking statements describe management's intentions, beliefs, expectations or predictions for the future. The Company uses the words "believe," "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include:

  . the ability to complete systems within the currently estimated time frames and budgets;

  . the ability to compete effectively in a rapidly evolving and price competitive marketplace;

  .  changes in business strategy;

  . changes in the nature of telecommunications regulation in the United States and other countries;

  .  the successful integration of newly-acquired businesses; and

  .  the impact of technological change.

   This list is only an example of some of the risks, uncertainties and assumptions that may affect the Company's forward-looking statements. The Company undertakes no obligation to update any forward-looking statements made by it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

 Interest Rate Risk

   The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate, based upon market conditions.

                                                                                               Fair Value
 Expected maturity dates   2000    2001    2002     2003     2004    Thereafter    Total     March 31, 2000
------------------------  ------- ------- ------- -------- --------  ----------  ----------  --------------
     (in thousands)
DEBT
Non Current--US$
 denominated
9 1/2% Senior Notes due
 2009...................      --      --      --       --       --   $1,100,000  $1,100,000    $1,057,375
 Average interest
  rates--fixed..........                                                                9.5%
9 1/8% Senior Notes due
 2006...................      --      --      --       --       --      900,000     900,000       852,750
 Average interest
  rates--fixed..........                                                                9.1%
9 5/8% Senior Notes due
 2008...................      --      --      --       --       --      800,000     800,000       772,000
 Average interest
  rates--fixed..........                                                                9.6%
Senior Secured Revolving
 Credit Facility........      --      --      --       --  $884,597         --      884,597       884,597
 Average interest
  rates--variable.......                                                                 (1)
Racal Term Loan A.......      --      --      --       --       --      636,639     636,639       636,639
 Average interest
  rates--variable.......                                                                 (2)
Medium Term Notes,
 7.51%-9.3%
 Due 2000 to 2021.......  $87,500 $71,500 $40,000      --    20,000     100,000     319,000       303,649
 Average interest
  rates--fixed..........                                                                9.0%
7% Senior Notes due
 2004...................      --      --      --       --   300,000         --      300,000       274,605
 Average interest
  rates--fixed..........                                                                7.3%
Pacific Crossing Term
 Loan A-1...............      --   80,000  90,000 $110,000  115,000      30,000     425,000       425,000
 Average interest
  rates--variable.......                                                                 (5)
Pacific Crossing Term
 Loan B.................      --    3,260   3,260    3,260    3,260     311,960     325,000       325,000
 Average interest
  rates--variable.......                                                                 (6)
6% Dealer Remarketable
 Securities (DRS) due
 2013...................      --      --      --       --       --      200,000     200,000       178,423
 Average interest
  rates--fixed..........                                                                 (4)
Other...................  $ 2,565 $ 3,522 $ 3,618 $ 38,336    2,962      39,963      90,966        89,644
 Average interest
  rates--fixed..........                                                                 (7)
DERIVATIVE INSTRUMENTS
Interest rate swap
 floating for fixed--
 Contract notional
 amount.................      --      --      --       --       --      200,000     200,000       210,984
 Fixed rate assumed by
  GCL...................                                                                 (8)
 Variable rate assumed
  by Counterparty.......                                                                7.3%
Interest rate swap fixed
 for floating--Contract
 notional amount........      --      --      --       --  $698,888  $  198,888  $  897,776    $  872,775
 Average floating rate
  assumed by GCL........                                                                 (9)
 Average fixed rate
  assumed by
  Counterparty..........                                        5.6%        6.9%

--------
(1) The interest rate is 3 month US dollar LIBOR + 2.25% which was 8.5% as of March 31, 2000.

(2) The interest rate is British pound LIBOR + 2.50%. The effective interest rate was 8.7% as of March 31, 2000.

(3) The interest rate on Term Loan B and the Ancillary Facility is British pound LIBOR + 2.50%. The weighted-average interest rate was 8.6% as of March 31, 2000.

(4) The interest rate is fixed at 6.0% until October 2003. At that time, the remarketing dealer (J.P. Morgan) has the option to remarket the notes at prevailing interest rates or tender the notes for redemption.

(5) The interest rate is 1 month US dollar LIBOR + 2.25%, which was 8.4% as of March 31, 2000.

(6) The interest rate is 1 month US dollar LIBOR + 2.50%, which was 8.7% as of March 31, 2000.

(7) Includes $81,512 of fixed rate debt with interest rates ranging from 2.0% to 9.0%.

(8) The interest rate is 6 month US dollar LIBOR + 1.26%, which is set in arrears.

(9) There are two fixed for floating interest rate swaps denominated in British pounds. GCL receives interest rates based on 3 month British pound LIBOR, which was 6.3% on March 31, 2000. GCL also has two US dollar denominated swaps. The interest rate is 1 month US dollar LIBOR, which was 6.3% as of March 31, 2000.

 Foreign Currency Risk

   For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations.

   For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. As of and for the three months ended March 31, 2000 and 1999, the Company incurred a foreign currency translation loss of $23 million and $5 million, respectively. Foreign currency transaction gains and losses are included in the statement of operations as incurred.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   On June 25, 1999, Frontier Corporation, a wholly-owned subsidiary of Global Crossing Ltd., was served with a summons and complaint in a lawsuit commenced in the New York State Supreme Court, Monroe County by a Frontier shareholder alleging that Frontier and its Board of Directors had breached their fiduciary duties to shareholders by endorsing a definitive merger agreement with the Company without having adequately considered an alternative merger proposal made by Qwest Communications International, Inc. The lawsuit was framed as a purported class action brought on behalf of all shareholders of Frontier and sought unstated compensatory damages and injunctive relief compelling Frontier's board to evaluate Frontier's suitability as a merger partner, to enhance Frontier's value as a merger candidate, to engage in discussions with Qwest about possible business combinations, to act independently to protect the interests of Frontier shareholders, and to ensure that no conflicts of interest exist which would prevent maximizing value to shareholders. In July 1999, three additional lawsuits were also commenced against Frontier in the New York State Supreme Court on behalf of a number of individual shareholders seeking essentially identical relief. All four lawsuits were consolidated into a single proceeding pending in Rochester New York. In February 2000, all four lawsuits were voluntarily withdrawn.

   On July 12, 1999, Frontier was served with a summons and complaint in a lawsuit commenced in New York State Supreme Court, New York County by a Frontier shareholder alleging that Frontier and its board breached their fiduciary duties by failing to obtain the highest possible acquisition price for Frontier in the definitive merger agreement with the Company. The action has been framed as a purported class action and seeks compensatory damages and injunctive relief. The claims against Frontier are asserted in the same action as similar but separate claims against US West, Inc. However, the claims against Frontier have been severed from the US West claims. In February 2000, the Court granted the Company's motion to transfer the action to Monroe County. The Company believes the asserted claims are without merit and is defending itself vigorously.

Item 2. Changes in Securities and Use of Proceeds

   In January 2000, the Company issued to Hutchison Whampoa Ltd. in a private transaction 400,000 shares of its 6 3/8% cumulative convertible preferred stock, Series B, for an aggregate liquidation preference of $400 million, in connection with an equity investment by the Company in a joint venture. The preferred stock is convertible into shares of Global Crossing common stock at a rate of $45 per share. The Company received no cash proceeds from the issuance of the convertible preferred stock.

Item 3. Defaults Upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 5. Other Information

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

  3.1 Certificate of Designations of 6 3/4% Cumulative Convertible Preferred
       Stock of the Registrant dated April 14, 2000 (filed herewith).

 10.1 Termination of Stockholders Agreement dated as of February 22, 2000 among the Registrant and the investors named therein (filed herewith).

 10.2 1998 Global Crossing Ltd. Stock Incentive Plan as amended and restated as of May 1, 2000 (incorporated by reference to Annex A to the Registrant's definitive proxy statement on Schedule 14A filed on May 8, 2000).

 10.3 Global Crossing Senior Executive Incentive Compensation Plan
       (incorporated by reference to Annex B to the Registrant's definitive proxy statement on Schedule 14A filed on May 8, 2000).

 10.4 Letter agreement dated March 2, 2000 relating to the termination of the Employment Agreement dated as of February 9, 1999 between the Registrant and Robert Annunziata (filed herewith).

 10.5 Clarification letter dated April 17, 2000, relating to the Employment
       Agreement dated as of December 5, 1999 between the Registrant and Leo J.
       Hindery, Jr. (filed herewith)

 10.6 Employment Term Sheet dated as of April 26, 2000 between the Registrant and Gary A. Cohen (filed herewith).

 10.7 Employment Term Sheet dated as of May 1, 2000 between the Registrant and
       Joseph P. Perrone (filed herewith).

 27.1 Financial Data Schedule (filed herewith).

   (b) Reports on Form 8-K.

   During the quarter ended March 31, 2000, Global Crossing Ltd. filed the following Current Reports on Form 8-K:

   1. Current Report on Form 8-K dated November 15, 1999 (date of earliest event reported), filed on January 11, 2000, for the purpose of reporting, under Items 2, 5 and 7, the acquisition of Racal Telecom, the execution of an agreement to establish a joint venture called Hutchison Global Crossing with Hutchison Whampoa Ltd. and providing certain historical and pro forma financial information relating thereto.

   2. Current Report on Form 8-K/A dated November 15, 1999 (date of earliest event reported), filed on January 19, 2000, for the purpose of reporting, under Items 2 and 5, to amend the Current Report on Form 8-K dated November 15, 1999 specified above.

   3. Current Report on Form 8-K dated February 18, 2000 (date of earliest event reported), filed on February 18, 2000, for the purpose of reporting, under Item 5, Global Crossing's results of operations for the fourth quarter and fiscal year ended December 31, 1999.

   4. Current Report on Form 8-K dated February 22, 2000 (date of earliest event reported), filed on March 2, 2000, for the purpose of reporting, under
Item 5, the execution of an agreement and plan of merger with IPC Information Systems, Inc. and IXnet, Inc.

   5. Current Report on Form 8-K dated March 2, 2000 (date of earliest event reported), filed on March 3, 2000, for the purpose of reporting, under Item 5, the appointment of Leo Hindery as the new Chief Executive Officer of Global Crossing Ltd.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GLOBAL CROSSING LTD.,
                                          a Bermuda corporation

                                                    /s/ Dan J. Cohrs
                                          By: _________________________________
                                                        Dan J. Cohrs
                                              Senior Vice President and Chief
                                                     Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

May 15, 2000