Form 10-Q
period 2000-06-30
GLOBAL CROSSING LTD
filed 2000-08-14
CIK 1061322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number: 000-24565

                               ----------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of August 1, 2000: 902,555,804 shares, including 22,033,758 treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                      For the quarter ended June 30, 2000

                                     INDEX

                                                                           Page
                                                                           ----
 PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements:
            Condensed Consolidated Statements of Operations.............     3
            Condensed Consolidated Balance Sheets.......................     4
            Condensed Consolidated Statements of Cash Flows.............     5
            Condensed Consolidated Statements of Comprehensive Income...     7
            Notes to Condensed Consolidated Financial Statements........     8

            Management's Discussion and Analysis of Financial Condition
    Item 2. and Results of Operations...................................    16

    Item 3. Quantitative and Qualitative Disclosures about Market Risk..    24

 PART II. OTHER INFORMATION

    Item 1. Legal Proceedings...........................................    25

    Item 2. Changes in Securities and Use of Proceeds...................    26

    Item 3. Defaults Upon Senior Securities.............................    26

    Item 4. Submission of Matters to A Vote of Security Holders.........    26

    Item 5. Other Information...........................................    27

    Item 6. Exhibits and Reports on Form 8-K............................    27

                                    PART I.

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                             Three Months Ended June    Six Months Ended June
                                       30,                       30,
                             ------------------------  ------------------------
                                2000         1999         2000         1999
                             -----------  -----------  -----------  -----------
REVENUE....................  $   918,420  $   188,459  $ 1,851,114  $   364,778
                             -----------  -----------  -----------  -----------
EXPENSES:
  Cost of sales............      631,182       80,905    1,211,089      150,292
  Operations,
   administration and
   maintenance.............      100,205       14,299      192,598       26,325
  Sales and marketing......       85,056       14,252      163,290       24,689
  Network development......       26,503        6,364       45,712       13,740
  General and
   administrative..........      180,428       28,886      332,554       64,701
  Depreciation and
   amortization............      126,952        3,989      230,611        4,200
  Goodwill and intangibles
   amortization............      159,501          --       313,003          --
                             -----------  -----------  -----------  -----------
                               1,309,827      148,695    2,488,857      283,947
                             -----------  -----------  -----------  -----------
OPERATING INCOME (LOSS)....     (391,407)      39,764     (637,743)      80,831
EQUITY IN LOSS OF
 AFFILIATES................      (13,429)      (2,806)     (19,058)      (5,542)
MINORITY INTEREST..........        3,101          --       (12,630)         --
OTHER INCOME (EXPENSE):
  Interest income..........       32,661       17,274       47,711       31,666
  Interest expense.........      (94,303)     (22,675)    (178,296)     (46,454)
  Other expense, net.......       (8,185)      (7,683)     (13,259)      (7,683)
                             -----------  -----------  -----------  -----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE PROVISION FOR
 INCOME TAXES..............     (471,562)      23,874     (813,275)      52,818
  Benefit (provision) for
   income taxes............       77,404      (13,896)      93,130      (30,038)
                             -----------  -----------  -----------  -----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS.....     (394,158)       9,978     (720,145)      22,780
  Discontinued operations,
   net of provision for
   income tax..............       28,784          --        51,952          --
  Cumulative effect of
   change in accounting
   principle, net of income
   tax benefit.............          --           --           --       (14,710)
                             -----------  -----------  -----------  -----------
NET INCOME (LOSS)..........     (365,374)       9,978     (668,193)       8,070
  Preferred stock
   dividends...............      (58,540)     (14,197)    (103,798)     (27,241)
  Charge for conversion of
   preferred stock.........      (92,277)         --       (92,277)         --
                             -----------  -----------  -----------  -----------
INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS.......  $  (516,191) $    (4,219) $  (864,268) $   (19,171)
                             ===========  ===========  ===========  ===========
INCOME (LOSS) PER COMMON
 SHARE:
  Income (loss) from
   continuing operations
   applicable to common
   shareholders
   Basic and diluted.......  $     (0.66) $     (0.01) $     (1.14) $     (0.01)
                             ===========  ===========  ===========  ===========
  Discontinued operations
   Basic and diluted.......  $      0.04  $       --   $      0.07  $       --
                             ===========  ===========  ===========  ===========
  Cumulative effect of
   change in accounting
   principle
   Basic and diluted.......  $       --   $       --   $       --   $     (0.04)
                             ===========  ===========  ===========  ===========
  Income (loss) applicable
   to common shareholders
   Basic and diluted.......  $     (0.62) $     (0.01) $     (1.07) $     (0.05)
                             ===========  ===========  ===========  ===========
  Shares used in computing
   income (loss) per share
   Basic and diluted.......  830,903,109  413,204,243  804,779,705  412,000,658
                             ===========  ===========  ===========  ===========

   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                       June 30,     December
                                                         2000       31, 1999
                                                      -----------  -----------
                                                      (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents.......................... $ 2,294,502  $ 1,629,546
  Restricted cash and cash equivalents...............      55,415       17,092
  Accounts receivable, net...........................     847,427      861,583
  Other assets and prepaid costs.....................     388,793      223,862
                                                      -----------  -----------
    Total current assets.............................   3,586,137    2,732,083
  Restricted cash and cash equivalents...............      38,921      138,118
  Accounts receivable, net...........................      42,239       52,052
  Property and equipment, net........................   7,909,415    5,057,102
  Goodwill and intangibles, net......................  10,867,908    7,825,554
  Investment in and advances to/from affiliates,
   net...............................................     591,023      317,957
  Other assets.......................................   1,362,089      655,594
  Net assets of discontinued operations..............   2,504,133    2,502,850
                                                      -----------  -----------
    Total assets..................................... $26,901,865  $19,281,310
                                                      ===========  ===========
LIABILITIES:
Current liabilities:
  Accrued construction costs......................... $   667,573  $   275,361
  Accounts payable and accrued liabilities...........   1,108,837      926,766
  Deferred revenue...................................     183,674      124,775
  Income taxes payable...............................       8,541      127,449
  Current portion of long term debt..................      11,329        2,071
  Other current liabilities..........................     141,084      259,729
                                                      -----------  -----------
    Total current liabilities........................   2,121,038    1,716,151
  Long-term debt.....................................   6,230,195    4,899,596
  Deferred revenue...................................     831,114      382,305
  Deferred credits and other.........................     993,635      669,326
                                                      -----------  -----------
    Total liabilities................................  10,175,982    7,667,378
                                                      -----------  -----------
MINORITY INTEREST....................................     490,931      351,338
                                                      -----------  -----------
MANDATORILY REDEEMABLE AND CUMULATIVE CONVERTIBLE
 PREFERRED STOCK.....................................   3,156,961    2,084,697
                                                      -----------  -----------
SHAREHOLDERS' EQUITY:
  Common stock, 3,000,000,000 shares authorized, par
   value $.01 per share, 900,673,347 and 799,137,142
   shares issued as of June 30, 2000 and December 31,
   1999, respectively................................       9,007        7,992
  Treasury stock, 22,033,758 shares..................    (209,415)    (209,415)
  Other shareholders' equity.........................  14,146,199    9,578,927
  Accumulated deficit................................    (867,800)    (199,607)
                                                      -----------  -----------
    Total shareholders' equity.......................  13,077,991    9,177,897
                                                      -----------  -----------
    Total liabilities and shareholders' equity....... $26,901,865  $19,281,310
                                                      ===========  ===========

    See accompanying notes to these unaudited condensed consolidated balance sheets.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                         For the Six Months
                                                                Ended
                                                        ----------------------
                                                         June 30,    June 30,
                                                           2000        1999
                                                        -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..................................... $  (668,193) $   8,070
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Cumulative effect of change in accounting
    principle..........................................         --      14,710
   Net income from discontinued operations.............     (51,952)       --
   Equity in loss of affiliates........................      19,058      5,542
   Depreciation and amortization.......................     543,614      4,200
   Provision for doubtful accounts.....................      36,214      3,683
   Stock related expenses..............................      26,687     26,074
   Deferred income taxes...............................         371     14,513
   Non-cash cost of sales..............................     211,374    114,125
   Minority interest...................................      12,630        --
   Changes in operating assets and liabilities.........     198,602    (12,990)
                                                        -----------  ---------
     Net cash provided by operating activities.........     328,405    177,927
                                                        -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for construction in progress and capacity
  available for sale...................................  (1,338,424)  (568,472)
 Investment in and advances to/from affiliates, net....    (111,803)   (12,884)
 Effect of the consolidation of PC-1, net of cash
  acquired.............................................     (19,979)       --
 Cash acquired in acquisitions.........................       9,910        --
 Change in restricted cash and cash equivalents........      78,788     32,143
 Purchase of marketable securities.....................    (154,064)       --
 Purchases of property and equipment...................    (363,421)   (19,223)
                                                        -----------  ---------
     Net cash used in investing activities.............  (1,898,993)  (568,436)
                                                        -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net...........     746,559      5,624
 Proceeds from issuance of preferred stock, net........   1,111,676        --
 Proceeds from long term debt..........................     443,630    409,083
 Repayment of long term debt...........................    (100,694)  (125,367)
 Preferred dividends...................................     (76,758)   (26,104)
 Finance costs incurred................................         --      (3,238)
 Minority interest investment in subsidiary............      60,462        --
                                                        -----------  ---------
     Net cash provided by financing activities.........   2,184,875    259,998
                                                        -----------  ---------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS...........      50,669        --
                                                        -----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...     664,956   (130,511)
CASH AND CASH EQUIVALENTS, beginning of period.........   1,629,546    806,593
                                                        -----------  ---------
CASH AND CASH EQUIVALENTS, end of period............... $ 2,294,502  $ 676,082
                                                        ===========  =========

   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 (In thousands)
                                  (Unaudited)

                                                         For the Six Months
                                                                Ended
                                                        ----------------------
                                                         June 30,    June 30,
                                                           2000        1999
                                                        -----------  ---------
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
 Costs incurred for construction in progress and
  capacity available for sale.......................... $(1,607,710) $(604,031)
 Accrued construction costs............................     231,395     29,223
 Deferred finance costs capitalized....................       8,970      7,089
 Capital lease obligations.............................      28,921       (753)
                                                        -----------  ---------
 Cash paid for construction in progress and capacity
  available for sale................................... $(1,338,424) $(568,472)
                                                        ===========  =========
 Non-cash purchases of property and equipment.......... $       --   $ (38,300)
                                                        ===========  =========
Detail of acquisitions:
 Assets acquired....................................... $ 3,694,283  $     --
 Liabilities assumed and fair market value of stock
  options issued.......................................    (796,258)       --
                                                        -----------  ---------
 Common stock issued................................... $ 2,898,025  $     --
                                                        ===========  =========
Investments in affiliates:
 Costs of investments in affiliates.................... $  (248,389) $ (12,884)
 Effects of consolidation of PCL.......................    (263,414)       --
 Preferred stock issued for investment in joint
  venture..............................................     400,000        --
                                                        -----------  ---------
                                                        $  (111,803) $ (12,884)
                                                        ===========  =========
Common stock issued for preferred dividends............ $     4,603  $     --
                                                        ===========  =========
Conversion of preferred stock into common stock........ $   441,862  $     --
                                                        ===========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid and capitalized......................... $   268,325  $  40,569
                                                        ===========  =========
 Interest paid (net of capitalized interest)........... $   169,449  $  14,832
                                                        ===========  =========
 Cash paid for taxes................................... $    33,514  $   9,381
                                                        ===========  =========



   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                  (Unaudited)

                                          Three Months     Six Months Ended
                                         Ended June 30,        June 30,
                                        -----------------  ------------------
                                          2000      1999     2000      1999
                                        ---------  ------  ---------  -------
Net income (loss)...................... $(365,374) $9,978  $(668,193) $ 8,070
Unrealized gain on securities..........   354,325     --     354,482      --
Foreign currency translation
 adjustment............................   (69,554) (4,294)   (92,346)  (9,224)
                                        ---------  ------  ---------  -------
Comprehensive income (loss)............ $ (80,603) $5,684  $(406,057) $(1,154)
                                        =========  ======  =========  =======





   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000
               (In thousands, except share and per share amounts)
                                  (Unaudited)

(1) Organization and Background

   Global Crossing Ltd. (a Bermuda company, together with its consolidated subsidiaries, "GCL" or the "Company") is building and offering services over the world's first independent global fiber optic network, consisting of 101,000 announced route miles and serving five continents, 27 countries and more than 200 major cities. Upon completion of our currently announced systems, our network and our telecommunications and Internet product offerings will be available in markets constituting over 80% of the world's international telecommunications traffic.

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

   Global Crossing Ltd. subsidiaries' operations, includes the operations of the following acquired entities: Global Marine Systems (acquired July 2, 1999), Frontier Corporation (acquired September 28, 1999), Racal Telecom (acquired November 24, 1999), a 50% interest in the Hutchison Global Crossing joint venture (completed January 12, 2000) and IPC Communications and IXnet (acquired June 14, 2000). The acquisition of these entities is referred to as the "Acquisitions." In addition, the Company has a 93% ownership interest in Asia Global Crossing as of June 30, 2000.

   Asia Global Crossing, a joint venture with Softbank Corp. and Microsoft Corporation, intends to become the first truly pan-Asian carrier to offer worldwide bandwidth and data communications. The Asia Global Crossing joint venture was established on November 24, 1999.

   GlobalCenter, a wholly-owned subsidiary of GCL, will expand its product offerings to become a single-source e-commerce service solution that will provide web-centric businesses with the high availability, flexibility and scalability necessary to compete in the rapidly expanding digital economy.

   On July 11, 2000, the Company entered into an agreement to sell the Incumbent Local Exchange Carrier ("ILEC") business segment to Citizens Communications Company ("Citizens") for $3.65 billion in cash, subject to certain adjustments concerning closing date liabilities, working capital balances and performance measurements as defined in the agreement. In connection with the sales agreement, the Company and Citizens entered into a strategic agreement to provide long distance services to the customers of the ILEC business. The ILEC segment has been shown in the accompanying financial statements as discontinued operations.

   At December 31, 1999, the Company beneficially owned 57.75% of Pacific Crossing Ltd. Before January 1, 2000, the Company's investment in Pacific Crossing Ltd. was accounted for under the equity method because the Company was not able to exercise effective control over Pacific Crossing Ltd. In March 2000, the Company increased its interest in Pacific Crossing Ltd. to 64.5% and the Pacific Crossing Ltd. shareholders agreement was amended to give the Company effective control over Pacific Crossing Ltd. As a result, the Company has consolidated Pacific Crossing Ltd. as of January 1, 2000.

   Subsequent to the issuance of the Company's audited financial statements for the year ended December 31, 1999 and the Company's unaudited financial statements for the three months ended March 31, 2000, and following discussion with representatives of the Securities and Exchange Commission's Division of Corporation Finance concerning its review of the Company's financial statements, the Company's financial statements were restated for these periods to revise the estimated useful life of the $1.5 billion goodwill related to GlobalCenter from 10 years to 5 years. GlobalCenter was acquired by the Company in September 1999 as part of the Frontier merger.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 June 30, 2000
               (In thousands, except share and per share amounts)
                                  (Unaudited)


   As a result, loss applicable to common shareholders accumulated deficit increased by $41 million as of December 31, 1999. The restatement has no impact on cash flow or compliance with the Company's debt agreements.

(2) Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission (SEC) regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary to fairly present the results of operations, financial position and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3) Significant Accounting Policies

   Revenue Recognition--Revenue from Capacity Purchase Agreements ("CPAs") that meet the criteria of sales-type lease accounting are recognized in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when (i) the purchaser obtains the right to use the capacity, which can only be suspended if the purchaser fails to pay the full purchase price or fulfill its contractual obligations, (ii) the purchaser is obligated to pay Operations, Administration and Maintenance ("OA&M") costs and (iii) the segment of a system related to the capacity purchased is available for service. Certain customers who have entered into CPAs for capacity have paid deposits toward the purchase price which have been included as deferred revenue in the accompanying consolidated balance sheets.

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

   The Company offers customers flexible bandwidth products to multiple destinations and anticipates that many of the contracts for subsea circuits entered into will be part of a service offering. Therefore, the Company anticipates that many of these contracts will not meet the criteria of sales-type lease accounting and will be accounted for as operating leases. Consequently, the Company will defer revenue related to those circuits and amortize that revenue over the appropriate term of the contract. Accordingly, the Company will treat cash received, but not recognized, as deferred revenue. In certain circumstances, should a contract meet all of the requirements of sales-type lease accounting, the Company will recognize revenue without deferral upon payment and activation.

   The principal effect of the change in the type of contracts offered to the Company's customers beginning on January 1, 2000 is that an increasing percentage of capacity sales will be accounted for as operating leases rather than sales-type leases, resulting in more revenue from such sales being deferred into future periods than

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 June 30, 2000
               (In thousands, except share and per share amounts)
                                  (Unaudited)

was previously the case. Accordingly, this change in contract terms will reduce revenue recognized upon activation of circuits in earlier periods and increase revenue recognized in later periods.

   As of June 30, 2000, the Company had an aggregate backlog of approximately $126 million in capacity sales contracts for which revenue will be recognized using sales-type lease accounting upon activation. For the remaining backlog as of that date, revenue will be recognized using operating lease accounting, that is amortized over the life of the contract. For the three months ended June 30, 2000 and June 30, 1999, $99 million and $181 million in revenue, respectively, was recognized using sales-type lease accounting.

   Impairment of Long-Lived Assets--The Company periodically evaluates whether facts and circumstances have occurred that indicate the carrying amount of a long-lived asset may be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cashflow is required. During the three months ended June 30, 2000, the Company wrote down $38 million of long-lived assets related to accrued losses on sales contracts.

   Marketable Equity Securities--Investments covered under the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" are classified as "available for sale" and are carried at fair value with any unrealized gain or loss, net of tax, being included in other shareholder's equity. For the three and six months ended June 30, 2000, the Company had unrealized gain on securities of $354 million, net of provision for income taxes of $245 million.

   Pending Accounting Standards--In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which is required to be adopted by the Company in the quarter ended December 31, 2000. SAB 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The Company's management is currently assessing the impact of SAB 101 on the results of operations and financial position of the Company.

(4) Net Loss Applicable to Common Shareholders

   Basic Earnings Per Share (EPS) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities were anti-dilutive for the three and six months ended June 30, 2000 and 1999, respectively. The impact of dilutive options, warrants and convertible securities increases the weighted average shares outstanding to 871,231,539 and 854,385,698 for the three and six months ended June 30, 2000, respectively.

(5) Acquisitions

   On June 14, 2000, the Company completed its acquisition of IXnet, Inc. and its parent company, IPC Communications, Inc, resulting in IXnet and IPC becoming wholly owned subsidiaries of the Company. IXnet shareholders received
1.184 shares of the Company's common stock for each outstanding share of common stock of IXnet and 5.417 shares of the Company's common stock for each outstanding share of common stock of share of IPC, for a total of 58.2 million shares of Global Crossing common stock. The purchase price of $3.8 billion reflects a Global Crossing stock price of $49.77 per share, the average price before and after the definitive merger agreement was entered into (February 22, 2000), and includes long-term debt assumed and

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 June 30, 2000
               (In thousands, except share and per share amounts)
                                  (Unaudited)

the fair market value of options issued by Global Crossing. The excess of the purchase price over net liabilities assumed of $3.4 billion was allocated to goodwill and other intangible assets, which are being amortized on the straight-line method over 10 years.

   The Acquisitions are being accounted for under the purchase method of accounting for business combinations. The purchase price of the Acquisitions was allocated based on the estimated fair value of acquired assets and liabilities at the date of acquisition. The Company will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate. Following is the unaudited pro forma results of the Company, assuming the Acquisitions, as adjusted for the sale of the ILEC business, had been completed at the beginning of the period presented:

                             Three Months Ended         Six Months Ended
                                  June 30,                  June 30,
                           ------------------------  ------------------------
                              2000         1999         2000         1999
                           -----------  -----------  -----------  -----------
Revenue................... $   999,144  $   932,016  $ 2,019,578  $ 1,865,187
                           ===========  ===========  ===========  ===========
Income (loss) from
 continuing operations
 applicable to common
 shareholders............. $  (658,232) $  (277,455) $(1,064,639) $  (534,019)
                           ===========  ===========  ===========  ===========
Income (loss) applicable
 to common shareholders... $  (629,448) $  (235,806) $(1,012,687) $  (479,485)
                           ===========  ===========  ===========  ===========
Loss per common share:
  Income (loss) from
   continuing operations
   applicable to common
   shareholders, basic and
   diluted................ $     (0.75) $     (0.34) $     (1.25) $     (0.65)
                           ===========  ===========  ===========  ===========
  Income (loss) applicable
   to common shareholders,
   basic and diluted...... $     (0.72) $     (0.29) $     (1.18) $     (0.58)
                           ===========  ===========  ===========  ===========
  Shares used in computing
   loss per share, basic
   and diluted............ 873,134,665  826,613,601  855,009,032  825,410,016
                           ===========  ===========  ===========  ===========

(6) Property and Equipment

     Property and equipment consist of the following:

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------  ------------
     Land.............................................. $      578   $      689
     Buildings.........................................    147,242       87,928
     Leasehold improvements............................     42,154       26,412
     Furniture, fixtures and equipment.................  1,040,564      717,570
     Transmission equipment............................  3,846,021    1,851,401
                                                        ----------   ----------
                                                         5,076,559    2,684,000
     Accumulated depreciation..........................   (435,341)     (82,663)
                                                        ----------   ----------
                                                         4,641,218    2,601,337
     Construction in progress..........................  3,268,197    2,455,765
                                                        ----------   ----------
       Total property and equipment.................... $7,909,415   $5,057,102
                                                        ==========   ==========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 June 30, 2000
               (In thousands, except share and per share amounts)
                                  (Unaudited)


(7) Shareholders' Equity

   In April 2000, the Company issued 21,673,706 shares of its common stock for net proceeds of approximately $694 million. In connection with this transaction, certain of the Company's shareholders sold an aggregate of 21,326,294 shares of common stock, for which the Company received no proceeds.

   In April 2000, the Company issued 4,000,000 shares of 6 3/4% cumulative convertible preferred stock at a liquidation preference of $250 per share for net proceeds of approximately $970 million. Each share of preferred stock is convertible into 6.3131 shares of common stock, based on a conversion price of $39.60. Dividends on the preferred stock are cumulative from the date of issue and will be payable on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2000, at the annual rate of 6 3/4%. In May 2000, pursuant to an over-allotment option held by the underwriters of the preferred stock, the Company issued an additional 600,000 shares of 6 3/4% cumulative convertible preferred stock for net proceeds of approximately $146 million.

   In April 2000, the Company issued in privately negotiated transactions with certain holders of its 6 3/8% cumulative convertible preferred stock an aggregate of 12,363,489 shares of its common stock in exchange for an aggregate of 4,559,970 shares of preferred stock. The fair market value of the shares of common stock issued by the Company (in excess of what would have been issued by the Company upon conversion of the preferred stock in accordance with the terms of the preferred stock) is included in the accompanying financial statements in net loss applicable to common shareholders.

(8) Segment Information

   The Company is a worldwide provider of Internet and long distance telecommunications services and related facilities supplying its customers with global "point to point" connectivity and, through its Global Marine Systems subsidiary, providing cable installation and maintenance services. The Company's reportable segments include telecommunications services and installation and maintenance services. There are other corporate related charges not attributable to a specific segment. As a result, there are shared expenses related to various revenue streams and management believes that any allocation of the expenses incurred to revenue streams would be arbitrary. The Company's chief decision maker monitors the revenue streams of the various products and geographic locations. The Company's chief decision maker uses Adjusted EBITDA to monitor its compliance with the Company's financial covenants and to measure the performance and liquidity of its reportable segments. The operations are managed based on the delivery of multiple, integrated services to customers over a single network.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 June 30, 2000
               (In thousands, except share and per share amounts)
                                  (Unaudited)


   The information below summarizes certain financial data of the Company:

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                 ----------------------- -----------------------
                                    2000         1999       2000         1999
                                 -----------  ---------- -----------  ----------
TELECOMMUNICATIONS SERVICES:
Revenue:
 Commercial....................  $   358,513  $      --  $   685,532  $      --
 Consumer......................       40,889         --       84,533         --
 Carrier:
  Sales-type leases............       98,833     181,322     260,784     351,377
  Services.....................      300,943       7,137     628,757      13,401
                                 -----------  ---------- -----------  ----------
    Total Carrier..............      399,776     188,459     889,541     364,778
                                 -----------  ---------- -----------  ----------
 Total revenue.................  $   799,178  $  188,459 $ 1,659,606  $  364,778
                                 ===========  ========== ===========  ==========
 Operating income (loss).......  $  (377,371) $   39,764 $  (610,259) $   80,831
                                 ===========  ========== ===========  ==========
 Adjusted EBITDA...............  $   312,048  $  116,004 $   598,547  $  251,170
                                 ===========  ========== ===========  ==========
 Cash paid for capital
  expenditures.................  $   872,561  $  389,033 $ 1,651,852  $  587,695
                                 ===========  ========== ===========  ==========
 Total assets..................  $23,069,954  $3,308,597 $23,069,954  $3,308,597
                                 ===========  ========== ===========  ==========
INSTALLATION AND MAINTENANCE:
 Revenue.......................  $   119,242  $      --  $   191,508  $      --
                                 ===========  ========== ===========  ==========
 Operating income (loss).......  $      (682) $      --  $    (1,546) $      --
                                 ===========  ========== ===========  ==========
 Adjusted EBITDA...............  $    24,398  $      --  $    45,146  $      --
                                 ===========  ========== ===========  ==========
 Cash paid for capital
  expenditures.................  $    19,678  $      --  $    49,993  $      --
                                 ===========  ========== ===========  ==========
 Total assets..................  $ 1,327,778  $      --  $ 1,327,778  $      --
                                 ===========  ========== ===========  ==========
CORPORATE OPERATIONS AND OTHER:
 Operating income (loss).......  $   (13,354) $      --  $   (25,938) $      --
                                 ===========  ========== ===========  ==========
 Adjusted EBITDA...............  $   (13,354) $      --  $   (25,938) $      --
                                 ===========  ========== ===========  ==========
 Total assets(1)...............  $ 2,504,133  $      --  $ 2,504,133  $      --
                                 ===========  ========== ===========  ==========
CONSOLIDATED:
 Revenue.......................  $   918,420  $  188,459 $ 1,851,114  $  364,778
                                 ===========  ========== ===========  ==========
 Operating income (loss).......  $  (391,407) $   39,764 $  (637,743) $   80,831
                                 ===========  ========== ===========  ==========
 Adjusted EBITDA...............  $   323,092  $  116,004 $   617,755  $  251,170
                                 ===========  ========== ===========  ==========
 Cash paid for capital
  expenditures.................  $   892,239  $  389,033 $ 1,701,845  $  587,695
                                 ===========  ========== ===========  ==========
 Total assets..................  $26,901,865  $3,308,597 $26,901,865  $3,308,597
                                 ===========  ========== ===========  ==========

--------
(1) Corporate assets include net assets of discontinued operations

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 June 30, 2000
               (In thousands, except share and per share amounts)
                                  (Unaudited)


   Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is calculated as operating income (loss) plus depreciation and amortization, goodwill and intangibles amortization, non-cash cost of capacity sold, stock related expenses and incremental cash deferred revenue. This definition is consistent with financial covenants contained in the Company's major financial agreements. The Company's management uses Adjusted EBITDA to monitor its compliance with the Company's financial covenants and to measure the performance and liquidity of its reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The Company's calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The calculation of Adjusted EBITDA is as follows:

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------- -------------------
                                          2000       1999     2000       1999
                                        ---------  -------- ---------  --------
   Operating income (loss)............. $(391,407) $ 39,764 $(637,743) $ 80,831
   Goodwill amortization...............   159,501       --    313,003       --
   Depreciation and amortization.......   126,952     3,989   230,611     4,200
   Stock related expense...............     7,837     9,358    26,687    26,074
   Non-cash cost of capacity sold......   112,318    60,611   211,374   114,125
   Incremental cash deferred revenue...   307,891     2,282   473,823    25,940
                                        ---------  -------- ---------  --------
   Adjusted EBITDA..................... $ 323,092  $116,004 $ 617,755  $251,170
                                        =========  ======== =========  ========

(9) Reclassifications

   Certain prior year amounts have been reclassified in the condensed consolidated financial statements for consistent presentation.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 June 30, 2000
               (In thousands, except share and per share amounts)
                                  (Unaudited)


(10) Discontinued Operations

   On July 11, 2000, the Company entered into a stock purchase agreement to sell the Incumbent Local Exchange Carrier ("ILEC") business segment to Citizens Communications Company ("Citizens") for $3.65 billion in cash, subject to certain adjustments concerning closing date liabilities, working capital balances and performance measurements as defined in the agreement. In connection with the sales agreement, the Company and Citizens entered into a strategic agreement whereby the Company will continue to provide long distance services to customers within the ILEC business. As a result of this transaction, the Company's financial statements reflect the financial position and results of operations of the incumbent local exchange carrier business as discontinued operations for all periods presented since the date of the Frontier acquisition. The sale is anticipated to be completed in early 2001. The Company anticipates income from discontinued operations; therefore, no losses have been accrued. The estimated gain (net of tax) from the disposal of discontinued operations will decrease goodwill recorded upon the Acquisition of Frontier by the Company in September 1999. Summary financial information of the ILEC business segment is as follows:

BALANCE SHEET DATA

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------  ------------
     Assets............................................ $2,897,823   $2,886,502
     Liabilities.......................................   (393,690)    (383,652)
                                                        ----------   ----------
     Net assets of discontinued operations............. $2,504,133   $2,502,850
                                                        ==========   ==========

INCOME STATEMENT DATA

                                                         Three Months Six Months
                                                            Ended       Ended
                                                           June 30,    June 30,
                                                             2000        2000
                                                         ------------ ----------
     Revenue............................................   $188,677    $375,499
     Expenses...........................................    141,963     290,891
                                                           --------    --------
     Operating income...................................     46,714      84,608
     Interest income, net...............................      6,148      12,213
     Other expenses.....................................       (380)       (445)
     Provision for income taxes.........................    (23,698)    (44,424)
                                                           --------    --------
     Income from discontinued operations................   $ 28,784    $ 51,952
                                                           ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Financial Accounting Developments

   During the third and fourth quarters of 1999, changes in our business activities, together with a newly effective accounting standard, caused us to modify some of our practices regarding recognition of revenue and costs related to sales of capacity. None of the accounting practices described below affect our cash flows.

   As a result of Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" (FIN
43), which became effective July 1, 1999, we have accounted for revenue from terrestrial circuits sold after that date as operating leases and have amortized that revenue over the terms of the related contracts. Previously, we had recognized these sales as current revenue upon activation of the circuits. This deferral in revenue recognition has no impact on cash flow.

   With the consummation of our acquisition of Frontier Corporation on September 28, 1999, service offerings became a significant source of our revenue. Consequently, we initiated service contract accounting for our subsea systems during the fourth quarter, because we, since that date, no longer hold subsea capacity exclusively for sale. As a result, since the beginning of the fourth quarter, we have depreciated investments in both subsea and terrestrial systems over their remaining economic lives and have recognized revenue related to service contracts over the terms of the contracts. We have recognized revenue and costs related to the sale of subsea circuits upon activation, if the criteria of sales-type lease accounting have been satisfied with respect to those circuits.

   During the fourth quarter, our global network service capabilities were significantly expanded by the activation of several previously announced systems and by the integration of other networks obtained through acquisition and joint venture agreements. With this network expansion, we began offering our customers flexible bandwidth products to multiple destinations, which makes the historical practice of fixed, point-to-point routing of traffic and restoration capacity both impractical and inefficient. To ensure the required network flexibility, we will modify our future capacity purchase agreements and our network management in a manner that precludes the use of sales-type lease accounting.

   Because of these contract changes and the network management required to meet customer demands for flexible bandwidth, multiple destinations and system performance, we anticipate that most of the contracts for subsea circuits entered into after January 1, 2000 will be part of a service offering and, therefore, will not meet the criteria of sales-type lease accounting and will be accounted for as operating leases. Consequently, we will defer revenue related to those circuits and amortize it over the appropriate term of the contract. In certain circumstances, if a contract meets all of the requirements of sales-type lease accounting, we will recognize revenue without deferral upon payment and activation.

   The principal effect of the change in the type of contracts offered to our customers beginning on January 1, 2000 is that an increasing percentage of our capacity sales will be accounted for as operating leases rather than sales-type leases, resulting in more revenue from such sales being deferred into future periods than was previously the case. Accordingly, this change in contract terms will reduce revenue recognized upon activation of the circuits in earlier periods and increase revenue recognized in later periods.

   As of June 30, 2000, we had an aggregate backlog of approximately $126 million in capacity sales contracts for which revenue will be recognized using sales-type lease accounting upon activation. For the remaining backlog as of that date, revenue will be recognized using operating lease accounting, that is amortized over the life of the contract.

   We note that accounting practice and authoritative guidance regarding the applicability of sales-type lease accounting to the sale of capacity is still evolving. Based on the accounting practices described above, we believe that additional changes, if any, in accounting practice or authoritative guidance affecting sales of capacity would have little or no impact on our financial position, results of operations, cash flows and the financial statements taken as a whole.

Restatements

 Sale of Incumbent Local Exchange Carrier Business

   On July 11, 2000, we entered into an agreement to sell our incumbent local exchange carrier business, acquired as part of our acquisition of Frontier Corporation, to Citizens Communications for $3.65 billion in cash, subject to adjustments concerning closing date liabilities and working capital balances. We and Citizens Communications also entered into a strategic agreement under which we will provide long distance services to the customers of the ILEC business. The transaction is subject to both federal and state regulatory approvals, which are expected to take approximately nine months to obtain. As a result of this transaction, our financial statements reflect the financial position and results of operations of the incumbent local exchange carrier business as discontinued operations for all periods presented since the date of the Frontier Corporation acquisition.

 Useful Life of GlobalCenter Goodwill

   Subsequent to the issuance of our audited financial statements for the year ended December 31, 1999 and our unaudited financial statements for the three months ended March 31, 2000, and following discussion with representatives of the Securities and Exchange Commission's Division of Corporation Finance concerning its review of our financial statements, we restated our financial statements for these periods to revise the estimated useful life of the $1.5 billion goodwill related to GlobalCenter from 10 years to 5 years. GlobalCenter was acquired by us in September 1999 as part of the Frontier merger.

   As a result, loss applicable to common shareholders accumulated deficit increased by $41 million as of December 31, 1999. The restatement has no impact on cash flow or compliance with our debt agreements.

Acquisitions

   The Company completed its merger with Frontier (acquired September 28, 1999) and acquisitions of Global Marine Systems (acquired July 2, 1999), Racal Telecom (acquired November 24, 1999), a 50% interest in the Hutchison Global Crossing joint venture (completed January 12, 2000) and IPC Communications and IXnet (acquired June 14, 2000). The acquisition of these entities is referred to as the "Acquisitions", as adjusted for the sale of the ILEC segment. The increase in revenue and expenses for the three months ended June 30, 2000 is primarily due to these transactions. As the Acquisitions occurred subsequent to June 30, 1999, the comparability of the results of operations for the three months ended June 30, 2000 and 1999 is limited.

Results of Operations for the Three Months Ended June 30, 2000 and June 30,
1999

   Revenue. Revenue for the three months ended June 30, 2000 increased 387% to $918 million as compared to $188 million for the three months ended June 30, 1999. For the three months ended June 30, 2000, $99 million in revenue was recognized using sales-type lease accounting, while the remaining $301 million in revenue from our telecommunications services segment was accounted for using operating lease accounting. For the three months ended June 30, 1999, $181 million in revenue was recognized using sales-type lease accounting, while the remaining $7 million in revenue from our telecommunications services segment was accounted for using operating lease accounting. The increase in revenue is due to the Acquisitions, which are included in the results of the second quarter of 2000, partially off-set by the Company's business practice of selling capacity under terms that require amortization of revenue over the contract life rather than terms that qualify for revenue recognition upon the activation of the circuits.

   Cash revenue (revenue plus the cash portion of the change in deferred revenue) for the three months ended June 30, 2000 increased 480% to $1,107 million compared to $191 million for the three months ended June 30, 1999. The increase is due to the Acquisitions, which are included in the results of the second quarter of 2000 and an increase in the cash portion of the change in deferred revenue.

   On a pro forma basis, giving effect to the Acquisitions, as of January 1, 1999, revenues for the three months ended June 30, 2000 increased 7% to $999 million as compared to $932 million for the three months ended June 30, 1999. The increase in pro forma revenue is primarily due to an increase in revenue from data products.

   Cost of sales. Cost of sales for the three months ended June 30, 2000 was $631 million, or 69% of revenue, compared to $81 million, or 43% of revenue, for the three months ended June 30, 1999. The increase is primarily attributable to the increase in revenue. Reduced margins for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 was due to lower margins in the businesses acquired, lower prices of subsea capacity sold to customers and a $38 million charge for accrued losses on sales contracts.

   Non-cash cost of undersea capacity sold was $112 million, including the $38 million charge for accrued losses, and $61 million during the three months ended June 30, 2000 and 1999, respectively.

   Operations, administration and maintenance (OA&M). OA&M costs for the three months ended June 30, 2000 were $100 million, or 11% of revenue, compared to $14 million, or 8% of revenue, for the three months ended June 30, 1999. The increase is primarily a result of the cost incurred in connection with the development of the Global Network Operations Center, the expansion of the Global Crossing Network and the expenses of the Acqusitions.

   Sales and marketing. Sales and marketing expenses for the three months ended June 30, 2000 were $85 million, or 9% of revenue, compared to $14 million, or 8% of revenue, for the three months ended June 30, 1999. The increase from 1999 was due to the additional expenses attributable to the Acquisitions, expenses related to additions in headcount, plus occupancy costs, marketing costs and other promotional expenses.

   Network development. Network development costs for the three months ended June 30, 2000 was $27 million, or 3% of revenue, compared to $6 million, or 3% of revenue, for the three months ended June 30, 1999. The increase is due to the additional expenses attributable to the Acquisitions, additional salaries, employee benefits and professional fees associated with the expansion of the Global Crossing Network.

   General and administrative. General and administrative expenses for the three months ended June 30, 2000 were $180 million, or 20% of revenue, compared to $29 million, or 15% of revenue, for the three months ended June 30, 1999. The increase was comprised principally of salaries, employee benefits and recruiting from the Company's increased staffing for multiple systems, travel, professional fees, insurance costs and occupancy costs. The increase in general and administrative expenses is primarily attributable to the additional expenses attributable to the Acquisitions.

   Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2000 was $127 million, compared to $4 million for the three months ended June 30, 1999. The increase is due to the Acquisitions and depreciation of subsea systems placed in service.

   Goodwill and intangibles amortization. Goodwill and intangibles amortization for the three months ended June 30, 2000 was $160 million resulting from the Acquisitions, which occurred after June 30, 1999.

   Minority interest. Minority interest for the three months ended June 30, 2000 was $3 million and relates to minority interest in net losses of PC-1 and AGC.

   Equity in loss of affiliates. Equity in loss of affiliates was $13 million, compared to $3 million for the three months ended June 30, 2000 and 1999, respectively. The increase is due to losses of the Hutchison Global Crossing joint venture that was entered into in January 2000.

   Interest income and interest expense. Interest income for the three months ended June 30, 2000 was $33 million, compared to $17 million for the three months ended June 30, 1999. The increase is due to interest earned on cash raised from financings and on capacity purchase agreement deposits. Interest expense for the three months ended June 30, 2000 was $94 million, compared to $23 million for the three months ended June 30, 1999. The increase is due to higher levels of debt outstanding resulting from the Acquisitions and capital spending on the expansion of the Global Crossing Network.

   Benefit (provision) for income taxes. During the three months ended June 30, 2000, we recognized a benefit for income taxes of $77 million primarily due to the revision of the prior year provision for income taxes related to non-recurring items and the recognition of deferred tax assets for net operating loss carryforwards. During the three months ended June 30, 1999, we recognized a provision for income taxes of $14 to provide for taxes on profits earned from telecommunications services, installation and maintenance and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

   Income from discontinued operations. During the three months ended June 30, 2000, we reported income from discontinued operations of $29 million, net of a provision for income tax of $24 million, resulting from our incumbent local exchange carrier business.

   Net income (loss). Net loss for the three months ended June 30, 2000 was $365 million compared to net income of $10 million for the three months ended June 30, 1999.

   Preferred stock dividends. Preferred stock dividends for the three months ended June 30, 2000 were $59 million compared to $14 million for the three months ended June 30, 1999. The increase is due to the additional issuances of preferred stock in November 1999, December 1999, January 2000 and April 2000, the proceeds of which are used to fund acquisitions and capital spending.

   Charge for exchange of preferred stock. Charge for exchange of preferred stock of $92 million for the three months ended June 30, 2000 related to the fair market value of the shares of our common stock issued by the Company in privately negotiated exchange transactions with holders of preferred stock in excess of what would have been issued by the Company upon conversion of the preferred stock in accordance with the terms of the preferred stock.

   Income (loss) applicable to common shareholders. During the three months ended June 30, 2000, the Company reported net loss applicable to common shareholders of $516 million compared to $4 million for the three months ended June 30, 1999.

   Adjusted EBITDA. Our operating (loss) income plus depreciation and amortization, goodwill and intangibles amortization, stock related expenses and the change in the cash portion of deferred revenue ("Adjusted EBITDA") was $323 million for the three months ended June 30, 2000, compared to $116 million for the three months ended June 30, 1999. The increase in Adjusted EBITDA is due to the Acquisitions and the increase in the cash portion of the change in deferred revenue for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is calculated as operating income (loss) plus depreciation and amortization, goodwill and intangibles amortization, non-cash cost of capacity sold, stock related expenses and incremental cash deferred revenue. This definition is consistent with financial covenants contained in our financial agreements. Our management uses Adjusted EBITDA to monitor compliance with our financial covenants and to measure the performance and liquidity of our reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Results of Operations for the Six Months Ended June 30, 2000 and June 30, 1999

   Revenue. Revenue for the six months ended June 30, 2000 increased 407% to $1,851 million as compared to $365 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, $261 million in revenue was recognized using sales-type lease accounting, while the remaining $629 million in revenue from our telecommunications services segment was accounted for using operating lease accounting. For the six months ended June 30, 1999, $351 million in revenue was recognized using sales-type lease accounting, while the remaining $13 million in revenue from our telecommunications services segment was accounted for using operating lease accounting. The increase in revenue is due to the Acquisitions, which are included in the results of 2000, partially off-set by the Company's business practice of selling capacity under terms that require amortization of revenue over the contract life rather than terms that qualify for revenue recognition upon the activation of the circuits.

   Cash revenue (revenue plus the cash portion of the change in deferred revenue) for the six months ended June 30, 2000 increased 446% to $2,133 million compared to $391 million for the six months ended June 30, 1999. The increase is due to the Acquisitions, which are included in the results of 2000 and an increase in the cash portion of the change in deferred revenue.

   On a pro forma basis, giving effect to the Acquisitions as of January 1, 1999, revenues for the six months ended June 30, 2000 increased 8% to $2,020 as compared to $1,865 million for the six months ended June 30, 1999. The increase in pro forma revenue is primarily due to an increase in revenue from data products.

   Cost of sales. Cost of sales for the six months ended June 30, 2000 was $1,211 million, or 65% of revenue, compared to $150 million, or 41% of revenue, for the six months ended June 30, 1999. The increase is primarily attributable to the increase in revenue. Reduced margins for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was due to lower margins in the businesses acquired and lower prices of subsea capacity sold to customers.

   Non-cash cost of undersea capacity sold was $211 million and $114 million during the six months ended June 30, 2000 and 1999, respectively.

   Operations, administration and maintenance (OA&M). OA&M costs for the six months ended June 30, 2000 were $193 million, or 10% of revenue, compared to $26 million, or 7% of revenue, for the six months ended June 30, 1999. The increase is primarily a result of the cost incurred in connection with the development of the Global Network Operations Center, the expansion of the Global Crossing Network and the expenses of the Acquisitions.

   Sales and marketing. Sales and marketing expenses for the six months ended June 30, 2000 were $163 million, or 9% of revenue, compared to $25 million, or 7% of revenue, for the six months ended June 30, 1999. The increase from 1999 was due to the additional expenses attributable to the Acquisitions, expenses related to additions in headcount, plus occupancy costs, marketing costs and other promotional expenses.

   Network development. Network development costs for the six months ended June 30, 2000 was $46 million, or 3% of revenue, compared to $14 million, or 4% of revenue, for the six months ended June 30, 1999. The increase is due to the additional expenses attributable to the Acquisitions, additional salaries, employee benefits and professional fees associated with the expansion of the Global Crossing Network.

   General and administrative. General and administrative expenses for the six months ended June 30, 2000 were $333 million, or 18% of revenue, compared to $65 million, or 18% of revenue, for the six months ended June 30, 1999. The increase in general and administrative expenses is primarily attributable to the additional expenses related to the Acquisitions.

   Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2000 was $231 million, compared to $4 million for the six months ended June 30, 1999. The increase is due to the Acquisitions and depreciation of subsea systems placed in service.

   Goodwill and intangibles amortization. Goodwill and intangibles amortization for the six months ended June 30, 2000 was $313 million resulting from the Acquisitions, which occurred after June 30, 1999.

   Minority interest. Minority interest for the six months ended June 30, 2000 was $13 million and relates to minority interest in income of PC-1 and AGC.

   Equity in loss of affiliates. Equity in loss of affiliates was $19 million, compared to $6 million for the three months ended June 30, 2000 and 1999, respectively. The increase is due to losses of the Hutchison Global Crossing joint venture that was entered into in January 2000.

   Interest income and interest expense. Interest income for the six months ended June 30, 2000 was $48 million, compared to $32 million for the six months ended June 30, 1999. The increase is due to interest earned on cash raised from financings and on capacity purchase agreement deposits. Interest expense for the six months ended June 30, 2000 was $178 million, compared to $46 million for the six months ended June 30, 1999. The increase is due to higher levels of debt outstanding resulting from the Acquisitions and capital spending on the expansion of the Global Crossing Network.

   Benefit (provision) for income taxes. During the six months ended June 30, 2000, we recognized a benefit for income taxes of $93 million primarily due to the revision of the prior year provision for income taxes related to non-recurring items and the recognition of deferred tax assets for net operating loss carryforwards. During the six months ended June 30, 1999, we recognized a provision for income taxes of $30 to provide for taxes on profits earned from telecommunications services, installation and maintenance and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

   Income from discontinued operations. During the six months ended June 30, 2000, we reported income from discontinued operations, net of a provision for income tax of $52 million resulting from our incumbent local exchange carrier business.

   Cumulative effect of change in accounting principle. The Company adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, during the six months ended June 30, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. The Company incurred a one-time charge during the six months ended June 30, 1999 of $15 million (net of tax benefit of $1,400) that represents start-up costs incurred and capitalized during previous periods.

   Net income (loss). Net loss for the six months ended June 30, 2000, was $668 million compared to net income of $8 million for the six months ended June 30, 1999.

   Preferred stock dividends. Preferred stock dividends for the six months ended June 30, 2000 were $104 million compared to $27 million for the six months ended June 30, 1999. The increase is due to the additional issuances of preferred stock in November 1999, December 1999, January 2000 and April 2000, the proceeds of which are used to fund acquisitions and capital spending.

   Charge for exchange of preferred stock. Charge for exchange of preferred stock of $92 million for the six months ended June 30, 2000 related to the fair market value of the shares of our common stock issued by the Company in privately negotiated exchange transactions with holders of preferred stock in excess of what would have been issued by the Company upon conversion of the preferred stock in accordance with the terms of the preferred stock.

   Income (loss) applicable to common shareholders. During the six months ended June 30, 2000, the Company reported net loss applicable to common shareholders of $864 million compared to $19 million for the six months ended June 30, 1999.

   Adjusted EBITDA. Our operating income (loss) plus depreciation and amortization, goodwill and intangibles amortization, stock related expenses and the change in the cash portion of deferred revenue ("Adjusted EBITDA") was $618 million for the six months ended June 30, 2000 compared to $251 million for the six months ended June 30, 1999. The increase in Adjusted EBITDA is due to the Acquisitions and the increase in the cash portion of the change in deferred revenue for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is calculated as operating income (loss) plus depreciation and amortization, goodwill and intangibles amortization, non-cash cost of capacity sold, stock related expenses and incremental cash deferred revenue. This definition is consistent with financial covenants contained in our financial agreements. Our management uses Adjusted EBITDA to monitor compliance with our financial covenants and to measure the performance and liquidity of our reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Liquidity and Capital Resources

   Global Crossing estimates the remaining cost of developing and deploying the announced systems on the Global Crossing Network to be approximately $3.3 billion, excluding costs of potential future upgrades. We anticipate that all of these systems will be completed by mid-2001. The remaining financing needed to complete the Global Crossing Network and to fund working capital requirements is expected to be obtained from issuances of common stock or preferred stock, bank financing or through other corporate financing. Some of this financing is expected to be incurred by wholly-owned subsidiaries or joint venture companies as well as by Global Crossing Ltd.

   On July 11, 2000, we entered into an agreement to sell our incumbent local exchange carrier business for $3.65 billion. The proceeds from the sale will be used to reduce indebtedness and to invest in network and product capabilities.

   In April 2000, we issued 21,673,706 shares of our common stock for net proceeds of approximately $694 million and 4,000,000 shares of 6 3/4% cumulative convertible preferred stock at a liquidation preference of $250 for net proceeds of approximately $970 million. In May 2000, pursuant to an over-allotment option held by the underwriters of the preferred stock, the Company issued an additional 600,000 shares of 6 3/4% cumulative convertible preferred stock for net proceeds of approximately $146 million. We are using the proceeds of these offerings for general corporate purposes, principally capital for the expansion of our business.

   The Company has extended limited amounts of financing to customers in connection with certain capacity sales. The financing terms provide for installment payments of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

   Cash provided by operating activities was $328 million and $178 million for the six months ended June 30, 2000 and 1999, respectively. The balances principally represent cash received from capacity sales and interest income received, less sales and marketing, network development and general and administrative expenses paid.

   Cash used in investing activities was $1,899 million and $568 million for the six months ended June 30, 2000 and 1999, respectively. The balances represent cash paid for construction in progress, purchases marketable securities, purchases of property, plant and equipment and cash investments in affiliates. The increase in cash used in investing activities primarily relates to the construction costs incurred on expansion of the Global Crossing network.

   Cash provided by financing activities was $2,185 million and $260 million for the six months ended June 30, 2000 and 1999, respectively. The balances represent borrowings under the senior secured corporate facility, proceeds from the issuance of common stock and a decrease in restricted cash and cash equivalents, partially offset by repayments of borrowings under long term debt and payment of dividends on preferred stock. The increase in cash provided by financing activities primarily relates to proceeds from the issuance of our common stock and preferred stock.

   We have a substantial amount of indebtedness. Based upon the current level of operations, our management believes that our cash flows from operations, together with available borrowings under our credit facility, and our continued ability to raise capital, will be adequate to meet our anticipated requirements for working capital, capital expenditures, acquisitions and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. Also, there can be no assurance that our business facility and our continued ability to raise capital will be adequate to meet our anticipated requirements for working capital, capital expenditures, acquisitions and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future. If we are unable to generate sufficient cash flow and raise capital to service our debt, we may be required to reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing.

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

                                                                                              Fair Value
                                                                                               June 30,
 Expected maturity dates    2000    2001    2002     2003     2004    Thereafter    Total        2000
 -----------------------   ------- ------- ------- -------- --------  ----------  ----------  ----------
                                                         (in thousands)
 DEBT
 Non Current--
  US$denominated
 9 1/2% Senior Notes due
  2009...................      --      --      --       --       --   $1,100,000  $1,100,000  $1,062,829
  Average interest
   rates--fixed..........                                                                9.5%
 9 1/8% Senior Notes due
  2006...................      --      --      --       --       --      900,000     900,000     862,932
  Average interest
   rates--fixed..........                                                                9.1%
 9 5/8% Senior Notes due
  2008...................      --      --      --       --       --      800,000     800,000     779,012
  Average interest
   rates--fixed..........                                                                9.6%
 Senior Secured Revolving
  Credit Facility........      --      --      --       --  $960,000         --      960,000     960,000
  Average interest
   rates--variable.......                                                                 (1)
 Racal Term Loan A.......      --      --      --       --       --      607,201     607,201     607,201
  Average interest
   rates--variable.......                                                                 (2)
 Racal Term Loan B and
  Ancillary Facility.....      --      --      --       --       --      156,203     156,203     156,230
  Average interest
   rates--variable.......                                                                 (3)
 Medium Term Notes,
  7.51%-9.3% Due 2000 to
  2021...................  $69,500 $71,500     --       --    20,000     100,000     261,000     247,243
  Average interest
   rates--fixed..........                                                                9.0%
 7 1/4% Senior Notes due
  2004...................      --      --      --       --   300,000         --      300,000     272,168
  Average interest
   rates--fixed..........                                                                7.3%
 Pacific Crossing Term
  Loan A-1...............      --   80,000 $90,000 $110,000  115,000      30,000     425,000     425,000
  Average interest
   rates--variable.......                                                                 (5)
 Pacific Crossing Term
  Loan B.................      --    3,260   3,260    3,260    3,260     311,960     325,000     325,000
  Average interest
   rates--variable.......                                                                 (6)
 6% Dealer Remarketable
  Securities (DRS) due
  2013...................      --      --      --       --       --      200,000     200,000     185,904
  Average interest
   rates--fixed..........                                                                 (4)
 IPC 10.7/8% Senior Notes
  due 2008...............      --      --      --       --       --      247,700     247,700     236,369
  Average interest
   rates--fixed..........                                                               10.9%
 Other...................  $ 1,801 $ 1,873 $ 2,025      --       --        5,130      10,829      10,829
  Average interest
   rates--fixed..........                                                                 (7)
 DERIVATIVE INSTRUMENTS
 Interest rate swap
  floating for fixed--
  Contract notional
  amount.................      --      --      --       --       --      200,000     200,000     209,056
  Fixed rate assumed by
   GCL...................                                                                 (8)
  Variable rate assumed
   by Counterparty.......                                                                7.3%
 Interest rate swap fixed
  for floating--Contract
  notional amount........      --      --      --       --  $689,750  $  189,750  $  879,500  $  861,322
  Average floating rate
   assumed by GCL........                                                                 (9)
  Average fixed rate
   assumed by
   Counterparty..........                                        5.6%        6.9%

--------
(1) The interest rate is 3 month US dollar LIBOR + 2.25%. The effective interest rate was 8.9% as of June 30, 2000.
(2) The interest rate is British pound LIBOR + 2.50%. The effective interest rate was 9.0% as of June 30, 2000.
(3) The interest rate on Term Loan B and the Ancillary Facility is British pound LIBOR + 2.50%. The weighted-average interest rate was 8.9% as of June 30, 2000.

(4) The interest rate is fixed at 6.0% until October 2003. At that time, the remarketing dealer (J.P. Morgan) has the option to remarket the notes at prevailing interest rates or tender the notes for redemption.
(5) The interest rate is 1 month US dollar LIBOR + 2.25%, which was 8.9% as of June 30, 2000.
(6) The interest rate is 1 month US dollar LIBOR + 2.50%, which was 9.2% as of June 30, 2000.
(7) Various fixed and floating rate obligations with interest rates ranging from 0% to 9.3%.
(8) The interest rate is 6 month US dollar LIBOR + 1.26%, which is set in arrears.
(9) There are two fixed for floating interest rate swaps denominated in British pounds. GCL receives interest rates based on 3 month British pound LIBOR, which was 6.2% on June 30, 2000. GCL also has two US dollar denominated swaps. The interest rate is 1 month US dollar LIBOR, which was 6.7% as of June 30, 2000.

 Foreign Currency Risk

   For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations.

   For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. As of and for the six months ended June 30, 2000 and 1999, the Company incurred a foreign currency translation loss of $23 million and $5 million, respectively. Foreign currency transaction gains and losses are included in the statement of operations as incurred.

Part II. Other Information

Item 1. Legal Proceedings

   On June 25, 1999, Frontier Corporation (now known as Global Crossing North America, Inc.), a wholly-owned subsidiary of Global Crossing Ltd., was served with a summons and complaint in a lawsuit commenced in the New York State Supreme Court, Monroe County by a Frontier shareholder alleging that Frontier and its Board of Directors had breached their fiduciary duties to shareholders by endorsing a definitive merger agreement with the Company without having adequately considered an alternative merger proposal made by Qwest Communications International, Inc. The lawsuit was framed as a purported class action brought on behalf of all shareholders of Frontier and sought unstated compensatory damages and injunctive relief compelling Frontier's board to evaluate Frontier's suitability as a merger partner, to enhance Frontier's value as a merger candidate, to engage in discussions with Qwest about possible business combinations, to act independently to protect the interests of Frontier shareholders, and to ensure that no conflicts of interest exist which would prevent maximizing value to shareholders. In July 1999, three additional lawsuits were also commenced against Frontier in the New York State Supreme Court on behalf of a number of individual shareholders seeking essentially identical relief. All four lawsuits were consolidated into a single proceeding pending in Rochester New York. In February 2000, all four lawsuits were voluntarily withdrawn.

   On July 16, 1999, Frontier was served with a summons and complaint in a lawsuit commenced in New York State Supreme Court, New York County by a Frontier shareholder alleging that Frontier and its board breached their fiduciary duties by failing to obtain the highest possible acquisition price for Frontier in the definitive merger agreement with the Company. The action has been framed as a purported class action and seeks compensatory damages and injunctive relief. The claims against Frontier were asserted in the same action as similar but separate claims against US West, Inc. However, the claims against Frontier have been severed from the US West claims. In February 2000, the Court granted the Company's motion to transfer the action to Monroe County. The Company believes the asserted claims are without merit and is defending itself vigorously.

   On May 22, 2000, Global Crossing Ltd. and its subsidiary, South American Crossing (Subsea) Ltd., filed a lawsuit against Tyco Submarine Systems Ltd. in the United States District Court for the Southern District of

New York. Global Crossing's complaint alleges fraud, theft of trade secrets, breach of contract, and defamation related to Tyco's agreements to install the South American Crossing fiber-optic cable system. Global Crossing seeks damages, including punitive damages, in excess of $1 billion and attorneys' fees and costs, as well as a declaration that the construction and development agreement with Tyco is void due to Tyco's alleged fraud and injunctive relief barring Tyco from further misappropriation of trade secrets and confidential information. On June 13, 2000, Tyco answered the complaint, denying the material allegations and asserting a variety of defenses to such claims. Additionally, Tyco asserted counterclaims that South American Crossing (Subsea) Ltd. breached its construction and development agreement with Tyco. Tyco seeks damages of not less than $150 million, attorneys' fees and costs and a declaration that, among other things, the construction and development agreement is a valid, enforceable contract and that South American Crossing (Subsea) Ltd. breached the contract or, in the alternative, terminated the contract for convenience. On July 5, 2000, Global Crossing answered Tyco's counterclaims, denying the material allegations.

   In addition, on May 22, 2000, Global Crossing's subsidiary, Atlantic Crossing Ltd., together with certain of its affiliates, filed arbitration claims against Tyco for breaches of its obligations in connection with various contracts for the development of the Atlantic Crossing-1 fiber-optic cable system. Global Crossing seeks unspecified monetary damages, a declaration that certain of its obligations under the various contracts relating to Atlantic Crossing-1 are terminated and a return of misappropriated intellectual property. On June 22, 2000, Tyco responded to such claims, denying the material allegations. Tyco additionally asserted counterclaims that Global Crossing and its subsidiaries breached their various obligations under the various contracts relating to Atlantic Crossing-1. Tyco seeks, among other things, the denial of all relief sought by Global Crossing and awards aggregating not less than $155 million and unspecified damages for breach of the agreements.

   Global Crossing does not believe that the commencement of these actions with Tyco will have an impact on Global Crossing's network and/or the timely completion of any of its systems. Global Crossing intends to pursue its claims against Tyco vigorously and to defend itself vigorously against Tyco's counterclaims, which counterclaims it believes to be without merit.

Item 2. Changes in Securities and Use of Proceeds

   In April 2000, Global Crossing Ltd. issued 21,673,706 shares of its common stock for net proceeds of approximately $694 million and 4,000,000 shares of 6 3/4% cumulative convertible preferred stock at a liquidation preference of $250 per share for net proceeds of approximately $970 million. In May 2000, pursuant to an over-allotment option held by the underwriters of the preferred stock, Global Crossing Ltd. issued an additional 600,000 shares of 6 3/4% cumulative convertible preferred stock for net proceeds of approximately $146 million. Global Crossing Ltd. is using the proceeds of these offerings for general corporate purposes, principally capital for the expansion of its business.

Item 3. Defaults Upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   The Annual General Meeting of Shareholders of the Company was held on June 15, 2000. All of the director nominees were elected at the Annual General Meeting pursuant to Proposal No. 1. The names of the nominees and the results of the voting were as follows:

                                                                       Shares
     Nominee                                              Shares For  Withheld
     -------                                              ----------- ---------
     Norman Brownstein................................... 668,162,548 9,942,211
     Thomas J. Casey..................................... 668,505,482 9,599,277
     William E. Conway, Jr............................... 669,160,149 8,944,610
     Leo J. Hindery, Jr.................................. 668,229,642 9,875,117
     James F. McDonald................................... 669,106,065 8,998,694

   Each of the other Proposals submitted for Shareholder approval at the Annual General Meeting was approved. The results of the voting were as follows:

     Proposal Number and         Shares      Shares                 Broker
         Description               For      Against   Abstentions  Non-Votes
     -------------------       ----------- ---------- ----------- -----------
2. Proposal to appoint Arthur
   Andersen as independent
   auditors of Global
   Crossing Ltd. for 2000 and
   approve the authority of
   the board of directors of
   Global Crossing Ltd. to
   determine their
   remuneration..............  673,701,052  1,888,028  2,215,679
3. Proposal to amend the 1998
   Global Crossing Ltd. Stock
   Incentive Plan, including
   an increase in the number
   of authorized shares of
   Global Crossing Ltd.
   common stock reserved for
   issuance under that plan..  459,793,659 55,755,936  4,869,086  157,686,078
4. Proposal to approve the
   Global Crossing Senior
   Executive Incentive
   Compensation Plan.........  490,884,036 24,623,591  4,911,053  157,686,079

Item 5. Other Information

   Not applicable.

Item 6. Exhibits And Reports On Form 8-K

   (a) Exhibits

      2.1 Stock Purchase Agreement, dated as of July 11, 2000, by and among the Registrant, Global Crossing North America, Inc. and Citizens
          Communications Company (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on July 19, 2000).

     10.1 The Global Crossing Ltd. Deferred Compensation Plan for Directors
          (incorporated by reference to Exhibit 4.1 to the Registration
          Statement on Form S-8 filed on June 14, 2000).

     10.2 The Global Crossing Ltd. Deferred Compensation Plan for Executives
          (incorporated by reference to Exhibit 4.2 to the Registration
          Statement on Form S-8 filed June 14, 2000).

     10.3 Option Limitation Agreement, dated as of February 22, 2000, among the
          Registrant, IPC Communications, Inc., IXnet Inc., and the individuals signatory thereto (filed herewith).

     27.1 Financial Data Schedule (filed herewith).

   (b) Reports on Form 8-K.

  During the quarter ended June 30, 2000, Global Crossing Ltd. filed the following Current Reports on Form 8-K:

            1. Current Report on Form 8-K dated May 2, 2000 (date of earliest event reported), filed on May 10, 2000, for the purpose of reporting, under Item 5, the Registrant's first quarter 2000 results of operations.

            2. Current Report on Form 8-K dated June 14, 2000 (date of earliest event reported), filed on June 16, 2000, for the purpose of reporting, under Items 2 and 7, the acquisition of IPC Communications, Inc. and providing certain historical and pro forma financial information relating thereto and IXnet, Inc.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Global Crossing Ltd., a Bermuda
                                           corporation

                                                     /s/ Dan J. Cohrs
                                          By: _________________________________
                                                       Dan J. Cohrs
                                              Senior Vice President and Chief
                                               Financial Officer (Principal
                                                    Financial Officer)

August 14, 2000