Form 10-K/A
period 1999-12-31
GLOBAL CROSSING LTD
filed 2000-09-21
CIK 1061322

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        AMENDMENT NO. 1 ON FORM 10-K/A
                                      TO
                                   FORM 10-K

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on September 1, 2000, based on the closing price of the common stock reported on the Nasdaq National Market on such date of $35 1/8 per share, was $27,240,662,625.

  The number of shares of the Registrant's common stock, par value $0.01 per share, outstanding as of September 1, 2000, was 903,965,490, including 22,033,758 treasury shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Amendment No. 1 on Form 10-K/A amends and restates certain disclosure contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2000. Specifically, this filing amends and restates Parts I, II and IV of the Annual Report on Form 10-K.

  On July 11, 2000, the Company entered into an agreement to sell its incumbent local exchange carrier business, acquired as part of the Company's acquisition of Frontier Corporation, to Citizens Communications for $3.65 billion in cash, subject to certain adjustments concerning closing date liabilities and working capital balances. This Amendment No. 1 on Form 10-K/A reflects the financial position and results of operations of the incumbent local exchange carrier business as discontinued operations for all periods since the date of the Frontier acquisition.

  In addition, pursuant to a limited review by and subsequent discussions with the accounting staff of the Securities and Exchange Commission, this Amendment No. 1 on Form 10-K/A adjusts the Company's consolidated financial statements for the year ended December 31, 1999 to revise the estimated useful life of the $1.5 billion goodwill related to GlobalCenter from 10 to 5 years. GlobalCenter was acquired in September 1999 as part of the Company's acquisition of Frontier Corporation. As a result, loss applicable to common shareholders increased by $41 million for the year ended December 31, 1999. This adjustment has no impact on the Company's cash flow or its compliance with debt agreements.

  This Form 10-K/A also updates various disclosures primarily related to the above.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     For The Year Ended December 31, 1999

                                     INDEX

                                                                            Page
                                                                            ----
 Part I.
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    24
 Item 3.  Legal Proceedings..............................................    24
 Item 4.  Submission of Matters to a Vote of Security Holders............    25
 Part II.
 Item 5.  Market for the Registrant's Common Stock and Related               26
          Shareholder Matters............................................
 Item 6.  Selected Financial Data........................................    27
 Item 7.  Management's Discussion and Analysis of Financial Condition and    31
          Results of Operations..........................................
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.....    40
 Item 8.  Financial Statements and Supplementary Data....................    41
 Item 9.  Changes in and Disagreements With Accountants on Accounting and    41
          Financial Disclosure...........................................
 Part IV.
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form       42
          10-K...........................................................
 Consolidated Financial Statements........................................  F-1
 Signatures...............................................................  S-1

                                    PART I

  In this Annual Report on Form 10-K/A, "GCL" refers to Global Crossing Ltd. and the "Company," "Global Crossing," "we," "our" and "us" refer to GCL and its consolidated subsidiaries (unless the context otherwise requires).

  Throughout this Annual Report on Form 10-K/A, references to "dollars" and "$" are to United States dollars.

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

Recent Developments

  On July 11, 2000, we entered into an agreement to sell our incumbent local exchange carrier ("ILEC") business, acquired as part of our acquisition of Frontier Corporation, to Citizens Communications for $3.65 billion in cash, subject to adjustments concerning closing date liabilities and working capital balances. We and Citizens Communications also entered into a strategic agreement under which we will provide long distance services to the incumbent local exchange carrier business. The transaction is subject to both federal and state regulatory approvals, which are expected to take approximately nine months to obtain. As a result of this transaction we have restated our financial statements to reflect the financial position and results of operations of the ILEC business as discontinued operations for all periods presented since the date of the Frontier Corporation acquisition.

  On June 14, 2000, we completed our acquisition of IXnet, Inc. and its parent company, IPC Communications, Inc, resulting in IXnet and IPC becoming wholly owned subsidiaries of us. IXnet shareholders received 1.184 shares of Global Crossing common stock for each outstanding share of common stock of IXnet and
5.417 shares of Global Crossing common stock for each outstanding share of common stock of IPC, for a total of 58.2 million shares of Global Crossing common stock. The purchase price of $3.8 billion reflects a Global Crossing stock price of $49.77 per share, the average price before and after the definitive merger agreement was entered into (February 22, 2000), and includes long-term debt assumed and the fair market value of options issued by Global Crossing. The excess of the purchase price over net liabilities assumed of $3.4 billion was allocated to goodwill and other intangible assets, which are being amortized on the straight-line method over 10 years.

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

  On March 24, 2000, we announced that we had increased our interest in the PC-1 cable system from 57.75% to 64.50% for approximately $21 million by acquiring the remaining ownership of another partner in PC-1. In connection with this transaction, the PC-1 shareholder agreement was amended, which enabled us to exercise effective control over PC-1.

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

Services

 General

  We provide services in two principal segments. Our telecommunications services segment offers a variety of integrated telecommunications products and services to customers through our global fiber optic network. Our installation and maintenance services segment, consisting of our Global Marine Systems subsidiary, installs and maintains undersea fiber optic cable systems to carrier customers worldwide.

  Our discontinued operations, consisting of our incumbent local exchange carrier ("ILEC") services segment, provides local communications services through local exchange service providers in 13 states, serving over one million access lines.

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

 Discontinued Operations--ILEC Services

  Global Crossing's discontinued operations, consisting of its ILEC services segment, comprises one of the largest local exchange service providers in the United States. This segment consists of 34 regulated telephone operating subsidiaries in 13 states, serving in excess of one million access lines. Such services are marketed under the name Frontier Telephone, a Frontier Communications Company. The local exchange carriers provide local, toll, access and resale services, sell, install and maintain customer premises equipment and provide directory services. Our ILEC services segment excludes local services provided by our subsidiaries authorized as competitive local exchange carriers ("CLECs"), which services are included in our telecommunications services segment. Generally speaking, ILECs tend to be the original provider of local exchange service in a given area and, accordingly, receive a greater degree of regulation than do CLECs and other carriers without market power.

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

 North American Crossing

  We acquired NAC, formerly the Frontier Optronics Network, as a result of our September 1999 merger with Frontier Corporation. The network, consisting of approximately 20,000 route miles of optical fiber capacity, is fully in service.

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

 Pacific Crossing

  PC-1, our first undersea fiber optic cable in the Pacific region, is being developed as an approximately 13,100 mile, four fiber pair self-healing ring connecting California and Washington in the western United States with two landing sites in Japan. The PC-1 self-healing ring is designed to operate initially at 80 Gbps of service capacity, upgradable to a minimum of 160 Gbps. The first segment of PC-1 commenced service in December 1999 and the full system is anticipated to be completed in the fourth quarter of 2000.

 Global Access Ltd.

  GAL is an approximately 1,000 mile fiber optic terrestrial system in Japan that, among other things, will connect the PC-1 cable stations with Tokyo, Osaka and Nagoya, Japan. The first phase of GAL's development was completed in December 1999, with the full system scheduled for service in the second quarter of 2001.

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

 Mid-Atlantic Crossing

  MAC is an approximately 4,700 mile two fiber pair self-healing ring connecting New York, the Caribbean and Florida. MAC connects to AC via its cable station in Brookhaven, New York, to NAC via its cable stations in Brookhaven and in Hollywood, Florida and to SAC and PAC via its cable station in St. Croix, United States Virgin Islands. This system is being designed to operate initially at 20 Gbps of service capacity, upgradable to a minimum of 40 Gbps. MAC commenced service in January 2000, with the full system anticipated to be completed during the third quarter of 2000.

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

  In connection with PAC, we own a 49% interest in Global Crossing Landing Mexicana, S. de R.L. de C.V., a joint venture company jointly owned with an affiliate of Bestel, S.A. de C.V., that will provide approximately 2,200 miles of terrestrial connectivity in Mexico, known as Mexican Crossing, connecting to the PAC system.

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

Principal Customers

  Although we have greatly expanded the number of products and services that we offer to our customers, our principal customers to date have been licensed telecommunications providers, including post, telephone and telegraph companies, Internet service providers and established and emerging telecommunications companies, that have purchased significant amounts of capacity on our systems worldwide. Significant customers in our telecommunications services segment include Deutsche Telekom, MCI Worldcom, Level 3 Communications, KPN Qwest, Teleglobe, Telia, British Telecom, Viatel and AT&T. In addition, the largest of our web hosting customers include Yahoo!, NBCi, Novell, Viacom and ZDNet.

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

  In recent years, competition has increased dramatically in all areas of our communications services market. Our primary competitors include Qwest, AT&T, Sprint and MCI WorldCom and foreign PTTs, all of whom have extensive experience in the long distance market. The impact of continuing consolidation in the industry is uncertain. In addition, pursuant to the Telecom Act, local exchange carriers, including Verizon Communications, have begun to enter the long distance market in their home service areas.

  As we expand our business into Internet protocol services, we are also competing with a wide range of companies that provide web hosting, Internet access and other Internet protocol products and services. Significant competitors include IBM, Verizon Communications, UUNet (a subsidiary of MCI WorldCom), Digex and Exodus. In addition, many smaller companies have entered the market for web-based services.

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

  Similarly, we expect to face competition in the transpacific market from, among others, (1) the China-U.S. Cable Network, a transpacific system being developed as a "private cable system" by fourteen large carriers, including SBC Communications Inc., MCI WorldCom Inc., AT&T and Sprint, most of which have traditionally sponsored consortium cables and (2) the Japan-U.S. Cable Network, a transpacific system being developed by a consortium of major telecommunications carriers, including MCI WorldCom Inc., AT&T, Kokusai Denshin Denwa Co. Ltd., Nippon Telegraph and Telephone Corp., Cable & Wireless and Verizon Communications.

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

  In the United States, there are several facilities-based long distance fiber optic networks competing with our NAC cable system, including those of AT&T, Sprint, MCI WorldCom, Qwest, Verizon Communications, Broadwing Communications, Level 3 Communications and Williams Communications.

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

 Discontinued Operations--ILEC Services

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

 REGULATION IN THE UNITED STATES

  To the extent that the following discussion of regulation of our businesses in the United States relates to our ILEC services segment, we note that this segment has been reclassified as discontinued operations pending completion of the anticipated sale of this segment to Citizens Communications.

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

  Unbundling and Collocation. In March 1999, the FCC required ILECs to offer unbundled loops and collocation on more favorable terms than were available previously. The FCC order permitted collocation of equipment that can be used to provide advanced data services, such as Digital Subscriber Line services, and requires ILECs to permit "cageless" collocation by CLECs. The FCC order was vacated in part by the D.C. Circuit in March 2000, and the FCC is currently re-examining what equipment ILECs must allow CLECs to collocate in ILEC central offices.

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

  Reciprocal Compensation. Under the Telecom Act, a local exchange carrier that terminates calls to customers on its network is entitled to be compensated by the local exchange carrier of the originating customer. Some ILECs have taken the position that compensation is not owed for inbound calls to Internet Service Providers ("ISPs") on the grounds that this type of traffic is not local and, thus, not covered by the terms of existing interconnection agreements. As a result, some ILECs have threatened to withhold, and in some cases have withheld, compensation to CLECs for such calls. The FCC has requested comments on the rules that it should adopt to govern compensation for ISP-bound traffic. Comments have been filed by interested parties and a decision is expected in late 2000. We cannot accurately predict how the FCC will rule or what impact that rule may have on future interconnection negotiations.

  As an ILEC in New York, we currently are required to pay significant reciprocal compensation payments for inbound calls to ISPs. The state public utility commissions ("PUCs") of Alabama, Florida, Georgia, Indiana, Ohio, Pennsylvania, Illinois, Michigan, Minnesota and Wisconsin, states in which we also operate ILECs, also have concluded that reciprocal compensation is owed for ISP-bound calls. Any reciprocal compensation payments in those states are not material to our operations. In addition, legislation has been introduced in the U.S. Congress that would ban reciprocal compensation for calls to ISPs. We cannot predict whether this legislation will pass as currently proposed or the effect of its passage on our payment or receipt of reciprocal compensation payments.

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

  Tariffing and Filing Requirements. Non-dominant carriers currently are required to file tariffs with the FCC stating the rates, terms, and conditions of their interstate and international services. Effective January 1, 2001, the FCC will no longer permit the filing of tariffs for interstate services. This action will require us to enter into individual contracts with our customers or determine another manner to advise them of the prices, terms and conditions of our interstate services. Tariffs will continue to be required for our international services. The FCC also imposes reporting and filing requirements on non-dominant carriers. We must file periodic reports regarding our interstate and international circuits and the deployment of network facilities. Traffic and revenue reports and universal service contribution worksheets also must be filed. Carriers also must obtain prior approval from or give notice to the FCC of certain transfers of control and assignments of operating authorizations, as well as certain affiliations with foreign carriers. In addition, certain operating and services agreements with dominant foreign carriers must be filed with the FCC.

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

  On August 25, 1999, the New York State Public Service Commission ("NYSPSC") solicited comments regarding our Rochester local exchange subsidiary's financial condition, earnings and service quality, competition in the Rochester market, and the terms and conditions of the Open Market Plan. Settlement discussions in this NYSPSC proceeding have resulted in a Joint Proposal for Open Market Plan Continuation and Modification (the "Joint Proposal"), which is subject to NYSPSC review and approval. The Joint Proposal was approved by the NYSPSC on March 30, 2000 with certain modifications, which we accepted. As a result, our Frontier ILEC subsidiary in New York will (i) remain under "price cap" regulation through 2002 (and possibly for an additional two years); (ii) be required to improve specified elements of service quality and to offer certain additional services; (iii) be subject to increased potential penalties related to service targets; and (iv) be required to lower certain residential and commercial service rates. The impact of the Joint Proposal, if adopted, will not have a material adverse effect on Global Crossing as a whole. The NYSPSC also has issued orders on other regulatory issues that affect our New York Frontier subsidiaries, related to service quality, staff allocations, provisions, and relations with other carriers.

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

 Europe

  In connection with the construction and operation of the PEC network, we have obtained telecommunications licenses and authorizations in Belgium, France, Germany, Ireland, Italy, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. No telecommunications authorization is required for us to construct and operate facilities or provide services in Denmark. We expect to obtain additional telecommunications licenses and authorizations in Europe in the ordinary course of business.

  Our activities in Europe are subject to regulation by the European Union and national regulatory authorities. The level of regulation and the regulatory obligations and rights that attach to us as a licensee in each country vary. In all countries, we, as a competitive entrant, are currently considered to lack significant market power ("SMP"), which generally subjects us to less regulation than providers that are deemed to possess SMP. As we complete construction of the PEC network and begin providing services in Europe, we anticipate that the regulatory obligations imposed on us will increase. In addition, we may be required to address many of the

"local competition" issues that we face as a competitive provider in the United States, such as interconnection, collocation, unbundling, reciprocal compensation, and resale. The laws and regulations of the Member States of the EU on these issues vary. The European Commission and various of the Member States have opened or concluded public consultations relating to these and other "local competition" issues. We cannot predict what decisions will be made by the EU and the Member States in these ongoing proceedings or the effects of any those decisions on our operations.

 Asia

  We are increasing the scope of our activities in Asia. In connection with the construction and operation of our network in Japan, we have received various telecommunications licenses, including Type 1 telecommunications licenses held by GAL and Asia Global Crossing Japan Corporation, a Special Type II telecommunications license; held by Global Crossing Japan K.K. and a General Type II telecommunications license held by GlobalCenter Japan Corporation. As a Japanese telecommunications licensee, we are subject to a range of regulatory requirements. The Japanese Ministry of Post and Communications (the "MPT") has recently taken steps to simplify the telecommunications regulatory process. We cannot accurately predict whether the MPT will simplify the regulatory regime further or the potential effects of such an action.

  On February 1, 2000, Asia Global Crossing Hong Kong Ltd. ("AGC-HK") was advised by a Letter of Intent from the Hong Kong telecommunications regulator that, upon the satisfaction of certain conditions, AGC-HK will be issued an External Fixed Telecommunications Network Services ("EFTNS") license to land the EAC cable and to provide international telecommunications facilities and services in Hong Kong. Our Hutchison Global Crossing ("HGC") joint venture is authorized to construct and operate local and international fixed-line telecommunications networks and to provide domestic and international telecommunications services in Hong Kong. As a result of the HGC venture and our EFTNS license, we are subject to regulatory oversight and supervision in Hong Kong. We also expect to apply for telecommunications licenses in additional countries in Asia.

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

 Latin America

  In Latin America, we currently are constructing the MAC, PAC and SAC systems. In connection with the construction of these cable systems, we have obtained cable landing licenses and/or telecommunications licenses in Argentina, Brazil, Chile, Mexico, Panama, and the United States. An application has been filed in Venezuela and we expect to file applications in additional Latin American countries in the ordinary course of business.

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

Forward Looking Statements and Risk Factors

  We have included in this Annual Report on Form 10-K/A forward-looking statements that state our own or our management's intentions, beliefs, expectations or predictions for the future. Forward-looking statements are subject to a number of risks, assumptions and uncertainties which could cause our actual results to differ materially from those projected in the forward-looking statements. The discussions set forth below constitute cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from results referred to in the forward-looking statements. There can be no assurance that our expectations regarding any of these matters will be fulfilled.

  We cannot assure you of the successful integration of newly acquired businesses. If the expected benefits of these acquisitions are not achieved, our operations will be negatively affected.

  Part of our growth strategy is to make selective strategic acquisitions of businesses operated by others. Achieving the benefits of these acquisitions will depend in part on the integration of those businesses with our business in an efficient manner. We cannot assure you that this will happen or that it will happen in a timely manner. The consolidation of operations following these acquisitions will often require substantial attention from our management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the revenue, levels of expenses and operating results of the combined company. We cannot assure you that we will realize any of the anticipated benefits of any acquisition. If we do not realize these benefits, our operating performance could suffer.

  Because we have a limited operating history and have grown rapidly through
successive acquisitions,   potential investors may have difficulty evaluating
the performance of our operations.

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

  If we encounter difficulties in completing our cable systems currently under
development, we may   face delays in recognizing revenues from the affected
systems.

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

  .  our ability to manage their construction effectively,

  . our ability to obtain all construction and operating permits and licenses;

  .  third-party contractors performing their obligations on schedule; and

  . our ability to enter into favorable construction contracts with a limited number of suppliers.

  As a result, we cannot assure you that each of these systems will be completed at the cost and in the time frame currently estimated by us, or even at all. Although we award contracts for construction of our systems to suppliers who in most cases are expected to be bound by a fixed-price construction cost schedule and to provide guarantees in respect of completion dates and system design specifications, we cannot assure you that the actual construction costs or the time required to complete these systems will not exceed our current estimates.

  Any of these factors could significantly delay or prevent completion of one or more of our systems currently under development, leading to a corresponding delay in our recognizing revenues from the affected systems.

  If we fail to expand our services and products as we intend, our revenue growth will be impaired.

  We intend to grow revenue and profits by:

  .  introducing new services and products;

  .  developing or acquiring additional cable systems; and

  .  upgrading capacity on our planned systems.

  Our inability to effect these expansions of our products and services could have a material adverse effect on our intended revenue growth.

  We face competition to our provision of telecommunications products and
services, which may   reduce demand for our products and services.

  The international telecommunications industry is highly competitive. In connection with sales of capacity and the provision of telecommunications services on our global fiber optic cable network, we face competition primarily on the basis of price, availability, service quality and reliability, customer service and location. The ability of our competitors to provide comparable telecommunications products and services to customers at similar prices could have a material adverse effect on demand for our products and services. In addition, much of our planned growth is predicated upon the growth in demand for international telecommunications capacity and services. If this anticipated demand growth does not occur, competition for customers will intensify, and demand for our international telecommunications product offerings may be adversely impacted.

  We are growing rapidly in a changing industry. If we fail to adapt to the
changes in the   telecommunications industry as a result of our rapid growth,
our results of operations could be   impaired.

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

  We cannot assure you that we will succeed in adapting to the changes in the international telecommunications industry, particularly given our rapid growth strategy. If we do not succeed, our future results of operations could be impaired.

  We may have difficulty in obtaining the additional financing required to
develop our business.   Failure to obtain necessary financing may delay our
planned capital expenditures and have a   negative impact on our future
revenue growth.

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

  We face price declines that could adversely affect our operating margins.

  Advances in fiber optic technology have resulted in significant per circuit price declines in the fiber optic cable transmission industry. Recent changes in technology caused prices for telecommunications capacity and services to go down even further. If there is less demand than we project or a bigger drop in prices than we project, it could adversely affect our operating margins and, accordingly, our results of operations. We cannot assure you, even if our projections with respect to those factors are realized, that we will be able to implement our strategy or that our strategy will be successful in the rapidly evolving telecommunications market.

  The operation, administration, maintenance and repair of our cable systems
are subject to risks that   could lead to the failure of those systems to
operate as intended for their full design life.

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


  Failure of any of our systems to operate for its full design life could result in a loss of customers and a reduction in future revenues and adversely affect our future operating results.

  Because we face significant competition, we may not be able to hire,
integrate and retain key   managerial, technical and sales personnel.

  Our future success depends on the skills, experience and efforts of our officers and key technical and sales employees. In particular, our senior management has significant experience in the telecommunications and Internet industries, and the loss of any of them could negatively affect our ability to execute our business strategy. In addition, we cannot assure you that we will be able to integrate new management into our existing operations. Competition for bandwith sales employees and fiber optic engineers is particularly intense, and we may not be able to attract, motivate and retain highly skilled and qualified personnel in these areas. Some of our key employees currently do not have employment agreements that would limit their ability to leave our employment or compete with us following their departure. In addition, we do not have "key person" life insurance policies covering any of our employees.

  We have substantial international operations and face political, legal and
other risks from our   operations in these foreign jurisdictions.

  We will derive substantial revenue from international operations and intend to have substantial physical assets in several jurisdictions along our routes, including countries in Asia, Central America, South America and Europe. As a result our business is subject to particular risks from operating in these areas, including:

  . uncertain and rapidly changing political and economic conditions, including the possibility of civil unrest, errorism or armed conflict;

  .  unexpected changes in regulatory environments and trade barriers;

  .  exposure to different legal and regulatory standards; and

  . difficulties in staffing and managing operations consistently through our several operating areas.

  Although we have not experienced any material adverse effects with respect to our foreign operations arising from these factors, problems associated with these risks could arise in the future. Finally, managing operations in multiple jurisdictions may place further strain on our ability to manage our overall growth.

  Because many of our customers deal predominantly in foreign currencies, we
may be exposed to   exchange rate risks and our net income may suffer due to
currency translations.

  We primarily invoice for our services in U.S. dollars; however, most of our customers and many of our prospective customers derive their revenue in currencies other than U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies devalue relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In such event, the affected customers may not be able to pay us in U.S. dollars. In addition, where we invoice for our services in currencies other than U.S. dollars, our net income may suffer due to currency translations in the event that such currencies devalue relative to the U.S. dollar and we do not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenues are denominated in those currencies.

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

  .  acquire rights of way,

  . provide terrestrial capacity to our customers through contractual arrangements; and

  . act as joint venture participants with regard to some of our current and potential future systems.

  We cannot assure you that third parties will perform their contractual obligations or that they will not be subject to political or economic events which may have a material adverse effect on their ability to provide us with necessary services. If they fail to perform their obligations, we may not be able to conduct our business. In addition, if any of our joint venture participants experiences a change in strategic direction such that their strategy regarding our mutual joint venture diverges from our own, we may not be able to realize the benefits anticipated to be derived from the joint venture.

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

  We have incurred a high level of debt. As of December 31, 1999, we and our consolidated subsidiaries had a total of $7,667 million of total liabilities, including approximately $4,933 million in senior indebtedness, of which $1,295 million was secured. As of such date, Global Crossing Ltd. additionally had outstanding cumulative convertible preferred stock with a face value of $1,650 million. Our subsidiary, Global Crossing Holdings, also had mandatorily redeemable preferred stock outstanding with a face value of $500 million. In addition, our Pacific Crossing joint venture entered into an $850 million non-recourse credit facility, under which it had incurred $750 million of indebtedness as of December 31, 1999.

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

  Our executive officers and directors have substantial equity interests in us. As of July 21, 2000, all our directors and executive officers as a group collectively beneficially owned 14.83% of our outstanding common stock, including shares beneficially owned by Pacific Capital Group and certain shares beneficially owned by Canadian Imperial Bank of Commerce. Some of these individuals have also received amounts from us due to advisory services fees paid to Pacific Capital Group and its affiliates.

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

  We cannot predict our future tax liabilities. If we become subject to
increased levels of taxation, our   results of operations could be adversely
affected.

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

  We cannot predict the amount of tax to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations could result in a material adverse effect on our net income and, accordingly, our financial condition and results of operations.

  Our shareholders may be subject to Foreign Personal Holding Company, Passive Foreign Investment Company, Controlled Foreign Corporation and Personal Holding Company rules that could result in increased tax liability.

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

  Our discontinued operations, consisting of our ILEC services segment, owns telephone properties which include: connecting lines between customers' premises and the central offices; central office switching equipment; buildings and land; and customer premise equipment. The connecting lines, including aerial and underground cable, conduit, poles, wires and microwave equipment, are located on public streets and highways or on privately owned land. We have permission to use these lands pursuant to local governmental consent or lease, permit, franchise, easement or other agreement.

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

  In addition, on May 22, 2000, Global Crossing's subsidiary, Atlantic Crossing Ltd., together with certain of its affiliates, filed arbitration claims against Tyco for breaches of its obligations in connection with various contracts for the development of the Atlantic Crossing-1 fiber-optic cable system. Global Crossing seeks unspecified monetary damages, a declaration that certain of its obligations under the various contracts relating to Atlantic Crossing-1 are terminated and a return of misappropriated intellectual property. On June 22, 2000, Tyco responded to such claims, denying the material allegations. Tyco additionally asserted counterclaims that Global Crossing and its subsidiaries breached their various obligations under the various contracts relating to Atlantic Crossing-1. Tyco seeks, among other things, the denial of all relief sought by Global Crossing and awards aggregating not less than $155 million and unspecified damages for breach of the agreements. In a settlement agreement dated as of August 30, 2000, Atlantic Crossing entered into an agreement with Tyco for the early termination of one of the contracts relating to Atlantic Crossing-1, the Operations, Administration and Maintenance, or the OA&M Agreement, in return for the payment of $19 million to Tyco. In addition, Atlantic Crossing and Tyco have agreed to drop their respective claims under the OA&M Agreement in the arbitration. The other claims asserted in the arbitration remain pending.

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
     Third Quarter (from August 14, 1998)........... $41.88 $20.25 $12.75 $8.00
     Fourth Quarter................................. $55.75 $24.81 $23.50 $8.63

  The closing sale price of the common stock as reported by the NNM on September 1, 2000 was $35 1/8. As of September 1, 2000, there were 31,293 holders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

  The table below shows selected historical financial data for Global Crossing Ltd. This data has been prepared using our consolidated financial statements as of the dates indicated and for each of the years ended December 31, 1999 and 1998, for the period from March 19, 1997, the date of our inception, to December 31, 1997.

  In reading the following selected historical financial data, please note the following:

  . The statement of operations data for the year ended December 31, 1999 includes the results of Global Marine Systems for the period from July 2, 1999, date of acquisition, through December 31, 1999; the results of Frontier Corporation for the period from September 30, 1999, date of acquisition, through December 31, 1999; and the results of Racal Telecom for the period from November 24, 1999, date of acquisition, through December 31, 1999. The Consolidated Balance Sheet as of December 31, 1999 includes amounts related to Global Marine Systems, Frontier Corporation and Racal Telecom. This information should be read in conjunction with pro forma financial information of Global Crossing Ltd. and related notes included elsewhere in this Form 10-K/A.

  . On July 11, 2000, we entered into an agreement to sell our incumbent local exchange carrier business, acquired as part of our acquisition of Frontier Corporation, to Citizens Communications for $3.65 billion in cash, subject to adjustments concerning closing date liabilities and working capital balances. We and Citizens Communications also entered into a strategic agreement under which we will provide long distance services to the incumbent local exchange carrier business. The transaction is subject to both federal and state regulatory approvals, which are expected to take approximately nine months to obtain. As a result of this transaction we have restated our financial statements to reflect the financial position and results of operations of the incumbent local exchange carrier business as discontinued operations for all periods presented since the date of the Frontier Corporation acquisition.

  . In July 2000, we restated our financial statements to revise the estimated useful life of goodwill related to GlobalCenter from 10 years to 5 years. As a result, loss applicable to common shareholders and loss per share increased by $40,618,000 and $0.08 per share, respectively, for the year ended December 31, 1999.

  . During the year ended December 31, 1999, we recorded a $15 million expense, net of tax benefit, due to the adoption of Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities". See the "Cumulative effect of change in accounting principles" item in the Statement of Operations Data.

  . On December 15, 1999, we issued 2,600,000 shares of 7% cumulative convertible preferred stock at a liquidation preference of $250.00 for net proceeds of $630 million. Each share of preferred stock is convertible into 4.6948 shares of Global Crossing group stock based on a conversion price of $53.25. Dividends on the preferred stock are cumulative from the date of issue and will be payable on February 1, May 1, August 1 and November 1 of each year, beginning on February 1, 2000, at the annual rate of 7%.

  . On November 24, 1999, we completed our acquisition of Racal Telecom, a group of wholly owned subsidiaries of Racal Electronics plc, for approximately $1.6 billion in cash. Racal Telecom owns one of the most extensive fiber telecommunications networks in the United Kingdom, consisting of approximately 4,650 route miles of fiber and reaching more than 2,000 cities and towns.

  . On November 12, 1999, Global Crossing Holdings Ltd., a wholly-owned subsidiary of Global Crossing, issued two series of senior unsecured notes. The 9 1/8% senior notes are due November 15, 2006 with a face value of $900 million and the 9 1/2% senior notes are due November 15, 2009 with a face value of $1,100 million. The new senior notes are guaranteed by Global Crossing Ltd. Interest will be paid on the notes on May 15 and November 15 of each year, beginning on May 15, 2000.

  . On November 5, 1999, we issued 10,000,000 shares of 6 3/8% cumulative convertible preferred stock at a liquidation preference of $100.00 for net proceeds of approximately $969 million. Each share of preferred stock is convertible into 2.2222 shares of Global Crossing group stock, based on a conversion price of $45.00. Dividends on the preferred stock are cumulative from the date of issue and will be payable on February 1, May 1, August 1 and November 1 of each year, beginning on February 1, 2000, at the annual rate of 6 3/8%.

  . On September 28, 1999, we completed our acquisition of Frontier Corporation in a merger transaction valued at over $10 billion, with Frontier Corporation shareholders receiving 2.05 shares of Global Crossing common stock for each share of Frontier Corporation common stock held. Frontier Corporation is one of the largest long distance telecommunications companies in the United States and one of the leading providers of facilities-based integrated communications and Internet services.

  . On July 2, 1999, we completed our acquisition of the Global Marine Systems division of Cable & Wireless Plc for approximately $908 million in cash and assumed liabilities. Global Marine Systems owns the largest fleet of cable laying and maintenance vessels in the world and currently services more than a third of the world's undersea cable miles.

  . On May 16, 1999, we entered into a definitive agreement to merge with U S WEST, Inc. On July 18, 1999, we and U S WEST agreed to terminate our merger agreement, and U S WEST agreed to merge with Qwest Communications International Inc. As a result, U S WEST paid us a termination fee of $140 million in cash and returned 2,231,076 shares of Global Crossing common stock purchased in a related tender offer, and Qwest committed to purchase capacity on the Global Crossing network at established market unit prices for delivery over the next four years and committed to make purchase price payments to us for this capacity of $140 million over the next two years. During the year ended December 31, 1999, we recognized $210 million, net of merger related expenses, of other income in connection with the termination of the U S WEST merger agreement.

  . The "Termination of advisory services agreement" item in the Statements of Operations Data includes a charge for the termination of the advisory services agreement as of June 30, 1998. We acquired the rights from those entitled to fees payable under the advisory services agreement in consideration from the issuance of common stock having an aggregate value of $135 million and the cancellation of approximately $3 million owed to us under a related advance agreement. As a result of this transaction, we recorded a non-recurring charge in the approximate amount of $138 million during the year ended December 31, 1998. In addition, we recognized as an expense approximately $2 million of advisory fees incurred prior to termination of the contract.

  . We granted warrants to Pacific Capital Group, Inc., a shareholder, and some of our affiliates for the Pacific Crossing, Mid-Atlantic Crossing and Pan American Crossing systems and related rights. The $275 million value of the common stock was originally allocated to "Construction in progress" in the amount of $112 million and as "Investment in and advances to/from affiliates" in the amount of $163 million. See the "property and equipment" item in the Balance Sheet Data. The "Investment in and advance to/from affiliates" item in the balance sheet data includes $163 million as of December 31, 1999 and 1998, respectively, representing the value of the warrants described in the bullet point immediately above applicable to the Pacific Crossing system.

  . Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is calculated as operating income (loss), plus goodwill amortization, depreciation and amortization, non-cash cost of capacity sold, stock related expenses, incremental cash deferred revenue and amounts relating to the termination of an advisory services agreement. This definition is consistent with financial covenants contained in our major financial agreements. Our management uses Adjusted EBITDA to monitor compliance with our financial covenants and to measure the performance and liquidity of our reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

   The selected consolidated financial data as of December 31, 1997, 1998 and 1999, for the period from March 19, 1997 (Date of Inception) to December 31, 1997, and for the years ended December 31, 1998 and 1999, respectively, are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes included elsewhere in this Form 10-K/A.

                                   Period from
                                  March 19, 1997
                              (Date of Inception) to  Year Ended    Year Ended
                                   December 31,      December 31,  December 31,
                                       1997              1998          1999
                              ---------------------- ------------  ------------
                                 (in thousands, except share and per share
                                                information)
Statement of Operations
 Data:
Revenue.....................       $        --       $   419,866   $ 1,478,903
                                   -----------       -----------   -----------
Expenses:
Cost of sales...............                --           178,492       850,483
Operations, administration
 and maintenance............                --            18,140        87,182
Sales and marketing.........             1,366            31,748       128,450
Network development.........                78            14,204        33,304
General and administrative..             1,618            56,797       229,636
Depreciation and
 amortization...............                39               541        86,417
Goodwill and intangibles
 amortization...............                --                --       149,489
Termination of advisory
 services agreement.........                             139,669            --
                                   -----------       -----------   -----------
                                         3,101           439,591     1,564,961
                                   -----------       -----------   -----------
Operating income (loss).....            (3,101)          (19,725)      (86,058)
Equity in income (loss) of
 affiliates.................                --            (2,508)       15,708
Minority interest...........                --                --        (1,338)
Other income (expense):
 Interest income............             2,941            29,986        61,235
 Interest expense...........                --           (42,880)     (137,011)
 Other expense, net.........                --                --       181,480
Benefit (provision) for
 income taxes...............                --           (33,067)     (102,813)
                                   -----------       -----------   -----------
 Income (loss) from
  continuing operations.....              (160)          (68,194)      (68,797)
Income from discontinued
 operations, net of
 provision for income tax...                --                --        17,644
Extraordinary loss on
 retirement of debt.........                --           (19,709)      (45,681)
Cumulative effect of change
 in accounting principle,
 net of income tax benefit..                --                --       (14,710)
                                   -----------       -----------   -----------
Net loss....................              (160)          (87,903)     (111,544)
Preferred stock dividends...           (12,690)          (12,681)      (66,642)
Redemption of preferred
 stock......................                --           (34,140)           --
                                   -----------       -----------   -----------
Income (loss) applicable to
 common shareholders........       $   (12,850)      $  (134,724)  $  (178,186)
                                   ===========       ===========   ===========
Income (loss) per Common
 Share:
Income (loss) from
 continuing operations
 applicable to common
 shareholders
 Basic and diluted..........       $     (0.04)      $     (0.32)  $     (0.27)
                                   ===========       ===========   ===========
Discontinued operations
 Basic and diluted..........       $        --       $        --   $      0.04
                                   ===========       ===========   ===========
Extraordinary item
 Basic and diluted..........       $        --       $     (0.06)  $     (0.09)
                                   ===========       ===========   ===========
Cumulative effect of change
 in accounting principle
 Basic and diluted..........       $        --       $        --   $     (0.03)
                                   ===========       ===========   ===========
Income (loss) applicable to
 common shareholders
 Basic and diluted..........       $     (0.04)      $     (0.38)  $     (0.35)
                                   ===========       ===========   ===========
Shares used in computing
 basic and diluted loss per
 share......................       325,773,934       358,735,340   502,400,851
                                   ===========       ===========   ===========
Operating Data:
Cash from operating
 activities.................       $     5,121       $   208,727   $   396,305
Cash from investing
 activities.................          (428,743)         (430,697)   (3,973,547)
Cash from financing
 activities.................           425,075         1,027,110     4,349,259
Adjusted EBITDA.............       $     2,263       $   364,948   $   613,575

                                                                December 31,
                                                       ---------------------------------
                                                         1997       1998        1999
                                                       --------  ----------  -----------
                                                               (in thousands)
Balance Sheet Data:
Current assets including cash and cash equivalents
 and restricted cash and cash equivalents............  $ 27,744  $  976,615  $ 2,732,083
Long term restricted cash and cash equivalents.......        --     367,600      138,118
Long term accounts receivable........................        --      43,315       52,052
Capacity available for sale..........................        --     574,849           --
Property and equipment, net..........................   518,519     433,707    5,057,102
Other assets.........................................    25,934      65,757      655,594
Investments in and advances to/from affiliates, net..        --     177,334      317,957
Goodwill and intangibles, net........................        --          --    7,825,554
Net assets of discontinued operations................        --          --    2,502,850
                                                       --------  ----------  -----------
  Total assets.......................................  $572,197  $2,639,177  $19,281,310
                                                       ========  ==========  ===========
Current liabilities..................................  $ 90,817  $  256,265  $ 1,716,151
Long term debt.......................................   312,325   1,066,093    4,899,596
Deferred revenue.....................................        --      25,325      382,305
Deferred credits and other...........................     3,009      34,174      669,326
                                                       --------  ----------  -----------
Total liabilities....................................   406,151   1,381,857    7,667,378
                                                       --------  ----------  -----------
Minority interest....................................        --          --      351,338
                                                       --------  ----------  -----------
Mandatorily redeemable and cumulative convertible
 preferred stock.....................................    91,925     483,000    2,084,697
                                                       --------  ----------  -----------
Shareholders' equity:
  Common stock.......................................     3,258       4,328        7,992
  Treasury stock.....................................        --    (209,415)    (209,415)
  Other shareholders' equity.........................    71,023   1,067,470    9,578,927
  Accumulated deficit................................      (160)    (88,063)    (199,607)
                                                       --------  ----------  -----------
Total shareholders' equity...........................    74,121     774,320    9,177,897
                                                       --------  ----------  -----------
Total liabilities and shareholders' equity...........  $572,197  $2,639,177  $19,281,310
                                                       ========  ==========  ===========

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

  As of December 31, 1999, we had an aggregate backlog of approximately $251 million in capacity sales contracts for which revenue will be recognized using sales-type lease accounting upon activation. For the remaining backlog as of that date, revenue will be recognized using operating lease accounting, that is amortized over the life of the contract.

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

  As a result, loss applicable to common shareholders' and loss per share increased by $41 million and $0.08 per share, respectively for the year ended December 31, 1999. The restatement has no impact on cash flow or compliance with our debt agreements.

Acquisitions

  The Company completed its merger with Frontier (acquired September 28, 1999) and acquisitions of Global Marine Systems (acquired July 2, 1999) and Racal Telecom (acquired November 24, 1999). The acquisition of these entities is referred to as the "Acquisitions", as adjusted for the sale of the ILEC segment. The increase in revenue and expenses for the year ended December 31, 1999 is primarily due to these transactions, as a result, the comparability of the results of operations for the year ended December 31, 1999 and 1998 is limited.

Results of Operations for the Years Ended December 31, 1999 and December 31,
1998

 HISTORICAL

  Revenue. Revenue for 1999 increased 252% to $1,479 million as compared to $420 million for 1998. For 1999, $728 million in revenue was recognized using sales-type lease accounting, while the remaining $751 million in revenue from our telecommunications services segment was accounted for using operating lease accounting. The increase in revenue is attributable to our merger with Frontier Corporation and our acquisitions of Global Marine Systems and Racal Telecom, as well as growth from our existing business.

  Cash revenue (revenue plus the cash portion of the change in deferred revenue) for the year ended December 31, 1999 increased 230% to $1,600 million compared to $484 million for the year ended December 31, 1998. The increase is due to the Acquisitions, as well as growth from our existing business.

  Cost of sales. Cost of sales during 1999 was $850 million (58% of revenue) compared to $178 million (43% of revenue) in 1998. This increase is primarily attributable to the Frontier Corporation merger and the

Global Marine Systems and Racal Telecom acquisitions. Lower margins are partially due to lower prices of capacity sold to customers and wholesale cost of capacity purchased from unconsolidated joint ventures (Global Access Limited and Pacific Crossing Ltd.), our profit on which is included in equity in income of affiliates.

  Non-cash cost of undersea capacity sold was $292 million and $141 million during the years ended December 31, 1999 and 1998, respectively. For 1998 and the first nine months of the year ended December 31, 1999, we calculated costs of undersea capacity sold for the Atlantic Crossing cable system based on the ratio of the period's actual revenue to total expected future revenues given a minimum projected sales capacity of 1024 circuits (512 circuits in 1998) times the construction cost of the system. Beginning in the fourth quarter of 1999, we began to depreciate its undersea capacity and calculate cost of sales based on the estimated net book value of the circuit at the time of sale.

  Operations, administration and maintenance. Operations, administration and maintenance for the year ended December 31, 1999 was $87 million (6% of revenue), compared to $18 million (4% of revenue) for the year ended December 31, 1998. The increase is primarily the result of costs incurred in connection with the development of our network operations center, expansion of our network and the expenses of acquired companies.

  Sales and marketing. Sales and marketing costs for the year ended December 31, 1999 were $128 million (9% of revenue), compared to $32 million (8% of revenue) for the year ended December 31, 1998. The increase is primarily attributable to additions in headcount, occupancy costs, plus marketing costs, commissions paid and other promotional expenses to support our rapid growth and the expenses of acquired companies.

  Network development. Network development costs for the year ended December 31, 1999 were $33 million (2% of revenue), compared to $14 million (3% of revenue) for the year ended December 31, 1998. The increase is primarily attributable to the additional salaries, employee benefits, including stock compensation, travel and professional fees associated with the construction of our network.

  General and administrative. General and administrative expenses for the year ended December 31, 1999 were $230 million (16% of revenue), compared to $57 million (14% of revenue) for the year ended December 31, 1998. Such charges are comprised principally of salaries, employee benefits, including stock compensation and recruiting fees reflecting our staffing for multiple systems, travel, professional fees, insurance costs and occupancy costs. The increase in general and administrative expenses is primarily attributable to our merger with Frontier Corporation and our acquisitions of Global Marine Systems and Racal Telecom.

  Depreciation and amortization. Depreciation and amortization for the year ended December 31, 1999 was $86 million (6% as a percentage of revenue), compared to $.54 million for the year ended December 31, 1998. This increase was driven by charges from the newly acquired companies and depreciation of subsea systems as of October 1, 1999.

  Goodwill amortization. Goodwill amortization for the year ended December 31, 1999 of $149 million (10% of revenue) resulted from our merger with Frontier Corporation and our acquisitions of Global Marine Systems and Racal Telecom during the year ended December 31, 1999. There was no goodwill amortization for the year ended December 31, 1998.

  Operating loss. We incurred an operating loss for the year ended December 31, 1999 of $86 million (6% of revenue), compared to a loss of $20 million (5% of revenue) for the year ended December 31, 1998.

  Interest income and Interest expense. Interest income for the year ended December 31, 1999 was $61 million, compared to $30 million for the year ended December 31, 1998. The increase is due to earnings on investments of funds from financings and operations for the year ended December 31 1999. Interest expense for the year ended December 31, 1999 was $137 million, compared to $43 million for the year ended December 31, 1998, due to our merger with Frontier Corporation and our acquisitions of Global Marine Systems and Racal Telecom and increases in debt outstanding to support our capital spending.

  Other income, net. Other income, net for the year ended December 31, 1999 resulted primarily from a $210 million payment to us by US West, Inc. in connection with the termination of its merger agreement with us, less related expenses.

  Provision for income taxes. The income tax provision of $103 million and $33 million for the years ended December 31, 1999 and 1998, respectively, provide for taxes on profits earned from telecommunications services, installation and maintenance services, ILEC services and other income where our subsidiaries have a presence in taxable jurisdictions.

  Extraordinary loss from retirement of debt. Extraordinary loss from retirement of debt of $46 million for the year ended December 31, 1999 compared to $20 million for the year ended December 31, 1998. During 1999, we recognized an extraordinary loss of $15 million in connection with the prepayment of existing debt in connection with the issuance of our $3 billion Senior Secured Credit Facility and an additional $31 million for the early extinguishment of $2 billion, in principal value, under the Senior Secured Credit Facility. During 1998, we recognized an extraordinary loss of $20 million in connection with the repurchase of Global Telesystems Holdings' outstanding senior notes, comprising a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

  Income from discontinued operations. During the year ended December 31, 1999, we reported income from discontinued operations, net of provision for income tax of $18 million, resulting from our incumbent local exchange carrier business.

  Cumulative effect of change in accounting principle. We adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, during the year ended December 31, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. We incurred a one-time charge during the first quarter of $15 million, net of tax benefit, that represents start-up costs incurred and capitalized during previous periods.

  Net loss. During the year ended December 31, 1999, we reported a net loss of $112 million compared to a net loss of $88 million for the prior year.

  Net loss applicable to common shareholders. During the years ended December 31, 1999 and 1998, we reported a net loss applicable to common shareholders of $178 million and $135 million, respectively.

  Adjusted EBITDA. Adjusted EBITDA of $614 million in 1999 increased 68% from $365 million for the year ended December 31, 1998. The increase is primarily due to the inclusion of Frontier Corporation, Global Marine Systems and Racal as well as growth from our existing businesses for the year ended December 31, 1999. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is defined as operating income (loss), plus goodwill amortization, depreciation and amortization, non-cash cost of capacity sold, stock related expenses, incremental cash deferred revenue and amounts relating to the termination of an advisory services agreement. This definition is consistent with financial covenants contained in our major financial agreements. Our management uses Adjusted EBITDA to monitor compliance with our financial covenants and to measure the performance and liquidity of our reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

 PRO FORMA REVENUE

  This section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" focuses on pro forma revenue for the periods covered giving effect to the acquisitions from the beginning of each period. Our management believes that pro forma revenue provide the most meaningful comparability among periods presented, since historical results reflect full-company operations only after the close of the Frontier Corporation merger and the acquisitions of Racal Telecom and Global Marine Systems. However, pro forma revenue are not necessarily indicative of the results that would have been achieved had such transactions actually occurred at the beginning of each period, nor are they necessarily indicative of our future results.

  The following reflects pro forma revenue for the years ended December 31, 1999 and 1998:

                                                           For the year ended
                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                             (In thousands)
  Telecommunications services ........................... $3,071,553 $2,591,066
  Installation and maintenance services..................    334,153    322,017
  Corporate and other....................................      4,960     28,503
                                                          ---------- ----------
                                                          $3,410,666 $2,941,586
                                                          ========== ==========

  Pro forma revenue--Telecommunications services. Pro forma revenue for the telecommunications services segment for the years ended December 31, 1999 and 1998 resulted from sales of the following products:

                                                           For the year ended
                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                          (In thousands, except
                                                                minutes)
Product Revenue:
  Switched Voice......................................... $1,386,124 $1,416,088
  CLEC (Local and LD)....................................    223,021    153,109
                                                          ---------- ----------
    Total Business Voice Products........................  1,609,145  1,569,197
  Data...................................................  1,274,689    782,087
  Consumer long distance.................................    187,719    239,782
                                                          ---------- ----------
Total Product Revenue.................................... $3,071,553 $2,591,066
                                                          ========== ==========
Minutes.................................................. 20,472,178 14,481,697
                                                          ========== ==========

  In North America, data products continued to grow at triple digit rates-- data product revenue, primarily private line, from telecommunication carrier customers grew 588% for the full year. Frame relay revenue, sales from dedicated internet and web hosting revenue increased 304%, 159% and 187%, respectively, over the prior year. Competitive Local Exchange Carrier (CLEC) revenue increased 46% year-on-year.

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

  Pro forma revenue--Installation and maintenance services. Pro forma revenue increased by 4% year-on-year, despite delays in the installation of TAT-14 and U.S.-Japan cables, which had been scheduled for installation during the fourth quarter of 1999. Global Marine Systems added three ships to their fleet during the year to service our growth in subsea cable installations. Revenue from maintenance increased from $117 million to $139 million, while revenue from installation decreased from $205 million to $195 million.

Historical Results of Operations for the Year Ended December 31, 1998 and the Period from March 19, 1997 (Date of Inception) to December 31, 1997

  Revenue. During the year ended December 31, 1998, we executed firm commitments to sell capacity on its systems plus the sale of dark fiber on its Pan European Crossing System totaling $911 million. Of this amount, we recognized revenue of $418 million on sales of capacity relating to Atlantic Crossing for the year ended December 31, 1998, in addition to revenue from operations and maintenance services of $6 million.

  Cost of sales. For the year ended December 31, 1998, we recognized $178 million in cost of capacity sold, resulting in a gross margin on capacity sales of 57%. Cost of capacity sold for the year ended December 31, 1998 also includes $38 million relating to terrestrial capacity sold which we had purchased from third parties. We calculated undersea cost of capacity sold for Atlantic Crossing based on the ratio of the period's actual revenue to total expected revenue, assuming minimum projected sales capacity of 512 circuits, multiplied by the construction cost of the system. This calculation of cost of sales matches costs with the relative value of each sale. There were no sales or related costs recognized during the period from March 19, 1997 (Date of Inception) to December 31, 1997, as we were in our development stage.

  Operations, administration and maintenance. We incurred operations, administration and maintenance costs of $18 million during the year ended December 31, 1998. We entered into an agreement with Tyco Submarine Systems relating to operations, administration and maintenance of Atlantic Crossing, which limits our total operations, administration and maintenance expense for the system. We anticipate that our operations, administration and maintenance costs will be largely recovered through charges to our customers under the terms of CPAs. There were no operations, administration and maintenance costs during the period from March 19, 1997, the date of our inception, to December 31, 1997, as we were in our development stage.

  Sales and marketing. During the year ended December 31, 1998, we incurred sales and marketing expenses of $32 million, including selling commissions of $20 million incurred on capacity sales recognized during this period. During the period from March 19, 1997, the date of our inception to December 31, 1997, we incurred sales and marketing costs of approximately $1 million. The increase from 1997 was due to additions in personnel and occupancy costs, plus marketing, commissions paid and other promotional expenses to support our rapid growth.

  Network development. We incurred network development costs during the year ended December 31, 1998 of $14 million relating to the development of systems. During the period from March 19, 1997, the date of our inception, to December 31, 1997, these costs were $0.1 million. The increase from 1997 was due to additional personnel, and costs to explore new projects.

  General and administrative. General and administrative expenses totaled $57 million during the year ended December 31, 1998 and were comprised principally of salaries, employee benefits, including stock compensation and recruiting fees for staffing of multiple systems, travel, insurance costs and rent expenses. During the period from March 19, 1997, the date of our inception, to December 31, 1997, we incurred general and administrative costs of $2 million.

  Termination of Advisory Services Agreement with PCG Telecom Services LLC. In connection with the development and construction of Atlantic Crossing, we entered into an advisory services agreement with PCG Telecom Services LLC, an affiliate, providing for the payment by us of an advisory fee of 2% of the gross revenue of Atlantic Crossing over a 25 year term. Our board of directors also approved similar advisory fees and authorized us to enter into similar agreements with respect to other cable systems under development by us. We acquired the rights of the persons entitled to the fees payable under these agreements in consideration for the issuance to such persons of shares of our common stock, which had at the time of issuance an aggregate value of $135 million, and the cancellation of approximately $3 million owed to us under a related advance agreement. In addition, we recognized approximately $2 million of advisory fees incurred prior to termination of the contract.

  Equity in loss of affiliates. During 1998, we entered into joint venture agreements to construct and operate Pacific Crossing and Global Access Ltd. Pacific Crossing is owned and operated by Pacific Crossing Ltd. We have an economic interest in Pacific Crossing Ltd. represented by a 50% direct voting interest and, through one of our joint venture partners, a further 8% economic non-voting interest. We have a 49% interest in Global Access Ltd., which operates Global Access Ltd. Our equity in the loss of Pacific Crossing Ltd. for the year ended December 31, 1998 was $3 million.

  Interest income. We reported interest income of $30 million during the year ended December 31, 1998 and $3 million during the period from March 19, 1997, the date of our inception, to December 31, 1997. Such interest income represents earnings on cash raised from financing, its initial public offering, the issuance by Global Crossing Holdings of preferred stock, operations and CPA deposits.

  Interest expense. During the year ended December 31, 1998, we incurred $93 million in interest costs, including the amortization of finance costs and debt discount. Of this amount, we capitalized to construction in progress interest of $50 million and expensed $43 million. During the period from March 19, 1997, the date of our inception, to December 31, 1997, we incurred interest expense of $10 million, which was capitalized to construction in progress.

  Provision for income taxes. The income tax provision of $33 million for the year ended December 31, 1998 provides for taxes on profits earned from capacity sales and operations, administration and maintenance revenue where our subsidiaries have a presence in taxable jurisdictions. During the period from March 19, 1997, the date of our inception, to December 31, 1997, we incurred operating losses, which relate to non-taxable jurisdictions and therefore cannot be applied against future taxable earnings. Accordingly, no tax provision or deferred tax benefit was recorded as of December 31, 1997.

  Extraordinary item. During May 1998, we recognized an extraordinary loss of $20 million in connection with the repurchase of Global Telesystem Holdings' outstanding senior notes, comprising a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

  Net loss. We incurred a net loss of $88 million for the year ended December 31, 1998, compared to a net loss of $0.2 million in the period from March 19, 1997, the date of our inception, to December 31, 1997. The net loss for the year ended December 31, 1998 reflects an extraordinary loss on retirement of the Global Telesystems Holdings' senior notes of $20 million and a non-recurring charge of $140 million relating to the termination of the advisory services agreement. Our net income before these items was $72 million.

  Preferred stock dividends. During the year ended December 31, 1998, we recorded preferred stock dividends of approximately $13 million. Preferred stock dividends for the period from March 19, 1997, the date of our inception, to December 31, 1997 were $13 million. Of the $13 million recorded in 1998, $4 million relates to the Global Crossing Holdings preferred stock issued during December 1998.

  Redemption of preferred stock. The redemption of Global Telesystems Holding outstanding preferred stock occurred in June 1998 and resulted in a $34 million charge against equity. This amount was comprised of a $16 million redemption premium and a write-off of $18 million of unamortized discount and issuance costs. The redemption premium and write-off of unamortized discount and issuance costs are treated as a deduction to arrive at net loss applicable to common shareholders in the consolidated statements of operations.

  Net loss applicable to common shareholders. During the year ended December 31, 1998, we reported a net loss applicable to common shareholders of $135 million. This loss reflects preferred stock dividends of $13 million and the redemption cost of Global Telesystems Holdings preferred stock of $34 million. During the period from March 19, 1997, the date of our inception, to December 31, 1997, we incurred a net loss applicable to common shareholders of $13 million after Global Telesystems Holdings preferred stock dividends of $13 million.

Liquidity and Capital Resources

  We estimate that the total remaining cost of developing and deploying the announced systems on the Global Crossing network to be approximately $3.3 billion, excluding costs of potential future upgrades. We anticipate that all of these systems will be completed by mid-2001. The remaining financing needed to complete the Global Crossing network and to fund working capital requirements is expected to be obtained from issuances of common or preferred stock, bank financing or through other corporate financing. Some of this financing is expected to be incurred by our wholly-owned subsidiaries or joint venture companies as well as by us.

  On July 11, 2000, we entered into an agreement to sell our incumbent local exchange carrier business for $3.65 billion. The proceeds from the sale will be used to reduce indebtedness and to invest in network and product capabilities.

  In April 2000, we issued 21,673,706 shares of its common stock for net proceeds of approximately $694 million and 4,000,000 shares of 6 3/4% cumulative convertible preferred stock at a liquidation preference of $250 for net proceeds of approximately $970 million. In May 2000, pursuant to an over-allotment option held by the underwriters of the preferred stock, we issued an additional 600,000 shares of 6 3/4% cumulative convertible preferred stock for net proceeds of approximately $146 million. We are using the proceeds of these offerings for general corporate purposes, principally capital for the expansion of our business.

  On December 15, 1999, we issued $650 million aggregate liquidation preference of 7% cumulative convertible preferred stock. The preferred stock is convertible into common stock of Global Crossing based upon a conversion price of $53.25 per share. We are using the proceeds of this offering primarily to fund investments in fiber optic cable and telecommunications systems and equipment, through both construction and acquisition, as well as for general corporate purposes.

  On November 24, 1999 we entered into a GBP 675 million (approximately $1,091 million as of December 31, 1999) credit facility to finance the acquisition of Racal Telecom. The facility consists of two term loans due November 24, 2007. As of December 31, 1999, we had an outstanding balance of $646 million under this facility. Interest is payable at a rate equal to the London interbank borrowing rate from time to time plus 2.5% (equivalent to 8.44% as of December 31, 1999).

  On November 12, 1999, Global Crossing Holdings Ltd. issued $1.1 billion in aggregate principal amount of its 9 1/2% senior notes due 2009, and $0.9 billion in aggregate principal amount of its 9 1/8% senior notes due 2006. The proceeds were partially used to pay down the term loans under our corporate credit facility.

  On November 5, 1999, we issued $1.0 billion liquidation preference of 6 3/8% cumulative convertible preferred stock. The preferred stock is convertible into common stock of Global Crossing based upon a conversion price of $45.00 per share.

  On July 2, 1999, we entered into a $3 billion senior secured corporate credit facility with a group of several lenders and The Chase Manhattan Bank as administrative agent. The initial proceeds under the facility were used to refinance outstanding balances under the AC-1 and MAC project finance facilities, to refinance balances under a vendor financing arrangement with Lucent, to refinance debt used for the purchase of the Global Marine business from Cable and Wireless and for general corporate purposes. The facility consisted of two term loans and revolving credit facility maturing on July 2, 2004. The term loans were paid in full during fiscal year 1999 from a portion of the proceeds from the issuance of the Global Crossing Holdings Ltd. senior notes mentioned above. As of December 31, 1999, we had a remaining available balance of $308 million under the senior revolving facility. Interest on the revolving credit facility is payable at a rate equal to the London interbank borrowing rate from time to time plus 2.25% (equivalent to 8.44% as of December 31, 1999).

  We have extended limited amounts of financing to customers in connection with certain capacity sales. The financing terms provide for installment payments of up to four years. We believe that our extension of financing to our customers will not have a material effect on our liquidity.

  Cash provided by operating activities was $396 million and $209 million for the years ended December 31, 1999 and 1998, respectively. The balances principally represent cash received from capacity sales, and interest income received, less sales and marketing, network development, general and administrative and interest expenses paid.

  Cash used in investing activities was $3,974 million and $431 million for the years ended December 31, 1999 and 1998, respectively, and represents cash paid for construction in progress, acquisitions (net of cash acquired), purchases of property, plant and equipment and cash investments in affiliates.

  Cash provided by financing activities was $4,349 million for the year ended December 31, 1999 and primarily represents borrowings under the senior secured corporate facility, issuance of senior notes and proceeds from the issuance of preferred stock, partially offset by repayments of borrowings under long term debt. Cash provided by financing activities was $1,027 million for the year ended December 31, 1998 and primarily relates to proceeds from borrowings under the AC-1 and MAC Credit Facilities, proceeds from the issuance of GCH Senior Notes, the GCH Preferred Stock and our IPO, less amounts paid for finance and organization costs, the issuance of common preferred stock, the repayment of long term debt, the redemption of the GTH Preferred Stock, the retirement of the GTH Senior Notes and the increase in amounts held in restricted cash and cash equivalents.

  We have a substantial amount of indebtedness. Based upon the current level of operations, our management believes that our cash flows from operations, together with available borrowings under our credit facility, and our continued ability to raise capital, will be adequate to meet our anticipated requirements for working capital, capital expenditures, acquisitions and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that our business facility, and our continued ability to raise capital, will be adequate to meet our anticipated requirements for working capital, capital expenditures, acquisitions and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow and raise capital to service our debt, we may be required to reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing.

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

                                                                                           Fair Value
                                                                                      ---------------------
 Expected maturity dates    2000   2001    2002 2003   2004    Thereafter    Total    12/31/1999 12/31/1998
 -----------------------   ------ -------  ---- ---- --------  ----------  ---------- ---------- ----------
                                                          (in thousands)
 DEBT
 9 1/2% Senior Notes due
  2009...................     --      --   --   --        --   $1,100,000  $1,100,000 $1,086,937       N/A
  Average interest
   rates--fixed..........                                             9.5%
 9 1/8% Senior Notes due
  2006...................     --      --   --   --        --      900,000     900,000    889,313       N/A
  Average interest
   rates--fixed..........                                             9.1%
 9 5/8% Senior Notes due
  2008...................     --      --   --   --        --      800,000     800,000    798,000  $834,000
  Average interest
   rates--fixed..........                                             9.6%
 Senior Secured Revolving
  Credit Facility........     --      --   --   --   $648,597         --      648,597    648,597       N/A
  Average interest
   rates--variable.......                                  (1)
 Racal Term Loan A.......     --      --   --   --     97,000     549,130     646,130    646,130       N/A
  Average interest
   rates--variable.......                                              (2)
 Medium-Term Notes,
  7.51%-9.3%, due 2000 to
  2004...................     --  $71,500  --   --    107,500         --      179,000    179,892       N/A
  Average interest
   rates--fixed..........             8.9%                9.3%        9.0%
 7 1/4% Senior Notes due
  2004...................     --      --   --   --    300,000         --      300,000    282,220       N/A
  Average interest
   rates--fixed..........                                 7.3%
 6% Dealer Remarketable
  Securities (DRS) due
  2013...................     --      --   --   --        --      200,000     200,000    187,182       N/A
  Average interest
   rates--fixed..........                                              (3)
 Other...................  $2,071 $46,389  --   --     11,197  $   99,998     159,655    153,731       N/A
  Average interest
   rates--fixed..........                                              (4)
 DERIVATIVE INSTRUMENTS
 Interest rate swap
  floating for fixed
  Contract notional
  amount.................     --      --   --   --   $200,000         --   $  200,000 $  206,602       N/A
  Fixed rate paid by
   counterparty..........                                 7.3%
  Floating rate paid by
   GCL...................                                  (5)

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

  1. Financial Statements-Included in Part II of this Form 10-K/A:

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

  2. Financial Statement Schedules--Included in Part II of this Form 10-K/A:

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


 Exhibit
 Number                                  Exhibit
 -------                                 -------
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

  3.10   Certificate of Designations of 6 3/8% Cumulative Convertible Preferred
         Stock, Series B of the Registrant, dated January 12, 2000
         (incorporated by reference to Exhibit 3.10 to the Registrant's Annual
         Report on Form 10-K filed on March 16, 2000).

  4.1    Certificate of Designations of 10 1/2% Senior Exchangeable Preferred
         Stock Due 2008 of Global Crossing Holdings Ltd. dated December 1, 1998
         (incorporated by reference to Schedule A to Exhibit 3.2 to the Global
         Crossing Holdings Ltd. Registration Statement on Form S-4 filed on
         December 22, 1998).


 Exhibit
 Number                                  Exhibit
 -------                                 -------
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


 Exhibit
 Number                                  Exhibit
 -------                                 -------
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


 Exhibit
 Number                                  Exhibit
 -------                                 -------
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

  10.33  Employment Agreement dated as of December 5, 1999 between the
         Registrant and Leo J. Hindery, Jr. (incorporated by reference to
         Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed on
         March 16, 2000).

  10.34  Form of Change in Control Agreement between the Registrant and
         Executive Officers of the Registrant approved by the Board of Directors in January 2000 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on March 16,
         2000).

  10.35 Subscription and Sale and Purchase Agreement, dated November 15, 1999, among Hutchison Whampoa Limited, Hutchison Telecommunications Limited, the Registrant and HCL Holdings Limited (incorporated by reference to Exhibit 10.33 to the Global Crossing Holdings Ltd. Registration
         Statement on Form S-4 filed on January 11, 2000 (File No. 333-94449)).


 Exhibit
 Number                                  Exhibit
 -------                                 -------
  10.36  Employment Agreement dated as of December 3, 1999 between the
         Registrant and John A. Scarpati (incorporated by reference to Exhibit
         10.36 to the Registrant's Annual Report on Form 10-K filed on March
         16, 2000).

  12.1   Computation of Ratio of Earnings to Fixed Charges (filed herewith).

  21.1   Subsidiaries of the Registrant (incorporated by reference to Exhibit
         21.1 to the Registrant's Annual Report on Form 10-K filed on March 16,
         2000).

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

Schedule:
  Schedule II--Valuation and Qualifying Accounts...........................  F-49

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Crossing Ltd.:

  We have audited the accompanying consolidated balance sheets of Global Crossing Ltd. (a Bermuda company) and subsidiaries as of December 31, 1999 (as Revised--see Note 1) and 1998, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income for the years ended December 31, 1999 (as Revised--see Note 1) and 1998 and for the period March 19, 1997 (Date of Inception) to December 31, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         /s/ Arthur Andersen
_____________________________________
           Arthur Andersen

Hamilton, Bermuda
February 23, 2000 (Except with
respect to the matters
discussed in Notes 1 and 24,
as to which the date is July
11, 2000)

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                             December 31, 1999 December 31, 1998
                                             ----------------- -----------------
ASSETS:
 Current assets:
 Cash and cash equivalents.................     $ 1,629,546       $  806,593
 Restricted cash and cash equivalents......          17,092           77,190
 Accounts receivable, net..................         861,583           71,195
 Other assets and prepaid costs............         223,862           21,637
                                                -----------       ----------
 Total current assets......................       2,732,083          976,615
 Restricted cash and cash equivalents......         138,118          367,600
 Accounts receivable.......................          52,052           43,315
 Capacity available for sale...............             --           574,849
 Property and equipment, net...............       5,057,102          433,707
 Goodwill and intangibles, net.............       7,825,554              --
 Investment in and advances to/from
  affiliates, net..........................         317,957          177,334
 Other assets..............................         655,594           65,757
 Net assets of discontinued operations.....       2,502,850              --
                                                -----------       ----------
 Total assets..............................     $19,281,310       $2,639,177
                                                ===========       ==========
LIABILITIES:
 Current liabilities:
 Accrued construction costs................     $   275,361       $  129,081
 Accounts payable..........................         448,873            2,018
 Accrued cost of access....................         149,150              --
 Accrued liabilities.......................         264,410           29,972
 Accrued interest and preferred dividends..          64,333           14,428
 Deferred revenue..........................         124,775           44,197
 Income taxes payable......................         127,449           15,604
 Current portion of long term debt.........           2,071            6,393
 Other current liabilities.................         259,729           14,572
                                                -----------       ----------
 Total current liabilities.................       1,716,151          256,265
 Long-term debt............................       4,899,596        1,066,093
 Deferred revenue..........................         382,305           25,325
 Deferred credits and other................         669,326           34,174
                                                -----------       ----------
 Total liabilities.........................       7,667,378        1,381,857
                                                -----------       ----------
MINORITY INTEREST..........................         351,338              --
                                                -----------       ----------
MANDATORILY REDEEMABLE AND CUMULATIVE
 CONVERTIBLE PREFERRED STOCK:
 10 1/2% Mandatorily Redeemable Preferred
  Stock, 5,000,000 shares issued and
  outstanding as of December 31, 1999 and
  1998, $100 liquidation preference per
  share....................................         485,947          483,000
                                                -----------       ----------
 6 3/8% Cumulative Convertible Preferred
  Stock, 10,000,000 and 0 shares issued and
  outstanding as of December 31, 1999 and
  1998, respectively, $100 liquidation
  preference per share.....................         969,000              --
                                                -----------       ----------
 7% Cumulative Convertible Preferred Stock,
  2,600,000 and 0 shares issued and
  outstanding as of December 31, 1999 and
  1998, $250 liquidation preference per
  share....................................         629,750              --
                                                -----------       ----------
SHAREHOLDERS' EQUITY:
 Common stock, 3,000,000,000 shares
  authorized, par value $.01, 799,137,142
  and 432,776,246 shares issued as of
  December 31, 1999 and 1998,
  respectively.............................           7,992            4,328
 Treasury stock, 22,033,758 shares.........        (209,415)        (209,415)
 Additional paid-in capital and other
  shareholders' equity.....................       9,578,927        1,067,470
 Accumulated deficit.......................        (199,607)         (88,063)
                                                -----------       ----------
                                                  9,177,897          774,320
                                                -----------       ----------
 Total liabilities and shareholders'
  equity...................................     $19,281,310       $2,639,177
                                                ===========       ==========

                            See accompanying notes.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (In thousands, except share and per share information)

                                                                  Period from
                                                                 March 19, 1997
                             Year Ended        Year Ended     (Date of Inception)
                          December 31, 1999 December 31, 1998 to December 31, 1997
                          ----------------- ----------------- --------------------
REVENUE.................     $ 1,478,903       $   419,866        $       --
                             -----------       -----------        -----------
EXPENSES:
 Cost of sales..........         850,483           178,492                --
 Operations,
  administration and
  maintenance...........          87,182            18,140                --
 Sales and marketing....         128,450            31,748              1,366
 Network development....          33,304            14,204                 78
 General and
  administrative........         229,636            56,797              1,618
 Depreciation and
  amortization..........          86,417               541                 39
 Goodwill and
  intangibles
  amortization..........         149,489               --                 --
 Termination of advisory
  services agreement....             --            139,669                --
                             -----------       -----------        -----------
                               1,564,961           439,591              3,101
                             -----------       -----------        -----------
OPERATING INCOME
 (LOSS).................         (86,058)          (19,725)            (3,101)
EQUITY IN INCOME (LOSS)
 OF AFFILIATES..........          15,708            (2,508)               --
MINORITY INTEREST.......          (1,338)              --                 --
OTHER INCOME (EXPENSE):
 Interest income........          61,235            29,986              2,941
 Interest expense.......        (137,011)          (42,880)               --
 Other income, net......         181,480               --                 --
                             -----------       -----------        -----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE PROVISION FOR
 INCOME TAXES...........          34,016           (35,127)              (160)
 Provision for income
  taxes.................        (102,813)          (33,067)               --
                             -----------       -----------        -----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS..         (68,797)          (68,194)              (160)
 Income from
  discontinued
  operations, net of
  income tax provision
  of $23,726............          17,644               --                 --
 Extraordinary loss on
  retirement of debt....         (45,681)          (19,709)               --
 Cumulative effect of
  change in accounting
  principle, net of
  income tax benefit of
  $1,400................         (14,710)              --                 --
                             -----------       -----------        -----------
NET LOSS................        (111,544)          (87,903)              (160)
 Preferred stock
  dividends.............         (66,642)          (12,681)           (12,690)
 Redemption of preferred
  stock.................             --            (34,140)               --
                             -----------       -----------        -----------
INCOME (LOSS) APPLICABLE
 TO COMMON
 SHAREHOLDERS...........     $  (178,186)      $  (134,724)       $   (12,850)
                             ===========       ===========        ===========
INCOME (LOSS) PER COMMON
 SHARE:
 Income (loss) from
  continuing operations
  applicable to common
  shareholders, basic
  and diluted...........     $     (0.27)      $     (0.32)       $     (0.04)
                             ===========       ===========        ===========
 Discontinued
  operations, basic and
  diluted...............     $      0.04       $       --         $       --
                             ===========       ===========        ===========
 Extraordinary item,
  basic and diluted.....     $     (0.09)      $     (0.06)       $       --
                             ===========       ===========        ===========
 Cumulative effect of
  change in accounting
  principle,
  basic and diluted.....     $     (0.03)      $       --         $       --
                             ===========       ===========        ===========
 Income (loss)
  applicable to common
  shareholders, basic
  and diluted...........     $     (0.35)      $     (0.38)       $     (0.04)
                             ===========       ===========        ===========
 Shares used in
  computing basic and
  diluted loss per
  share.................     502,400,851       358,735,340        325,773,934
                             ===========       ===========        ===========

                            See accompanying notes.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            (In thousands, except share and per share information)

                                                                     Other Shareholders'
                             Common Stock         Treasury Stock           Equity
                          -------------------  --------------------  --------------------
                                                                     Additional                            Total
                                                                      Paid-in              Accumulated Shareholders'
                            Shares     Amount    Shares    Amount    Capital(a)   Other      Deficit      Equity
                          -----------  ------  ---------- ---------  ----------  --------  ----------- -------------
Issuance of common stock
 for cash in March 1997
 (Date of Inception),
 net of $1,264 issuance
  costs.................  325,773,934  $3,258         --  $     --   $   83,713  $    --    $     --    $   86,971
 Preferred stock
  dividends.............          --      --          --        --      (12,690)      --          --       (12,690)
 Net loss for the
  period................                                                                         (160)        (160)
                          -----------  ------  ---------- ---------  ----------  --------   ---------   ----------
Balance, December 31,
 1997...................  325,773,934   3,258         --        --       71,023       --         (160)      74,121
 Issuance of common
  stock for cash........    1,575,000      16         --        --        2,772       --          --         2,788
 Cash reimbursement to
  certain shareholders..          --      --          --        --       (7,047)      --          --        (7,047)
 Unearned compensation..          --      --          --        --       93,758   (93,758)        --           --
 Amortization of
  compensation expense..          --      --          --        --          --     37,111         --        37,111
 PCG Warrants...........   24,406,340     244         --        --      275,054       --          --       275,298
 Issuance of common
  stock in exchange for
  termination of
  advisory services
  agreement.............   14,210,526     142         --        --      134,858       --          --       135,000
 Preferred stock
  dividends.............          --      --          --        --      (12,681)      --          --       (12,681)
 Premium on redemption
  of preferred stock....          --      --          --        --      (34,140)      --          --       (34,140)
 Common stock
  transactions with
  certain shareholders..   21,733,758     217  22,033,758  (209,415)    209,198       --          --           --
 Issuance of common
  stock in connection
  with initial public
  offering, net of
  $30,916 issuance
  costs.................   44,420,000     444         --        --      390,630       --          --       391,074
 Issuance of common
  stock from exercise of
  stock options.........      656,688       7         --        --          692       --          --           699
 Net loss...............          --      --          --        --          --        --      (87,903)     (87,903)
                          -----------  ------  ---------- ---------  ----------  --------   ---------   ----------
Balance, December 31,
 1998...................  432,776,246   4,328  22,033,758  (209,415)  1,124,117   (56,647)    (88,063)     774,320
 Issuance of common
  stock from exercise of
  stock options.........   10,058,073     101         --        --      111,263       --          --       111,364
 Income tax benefit from
  exercise of stock
  options...............          --      --          --        --        9,368       --          --         9,368
 Unearned compensation..          --      --          --        --       55,066   (55,066)        --           --
 Amortization of
  compensation expense..          --      --          --        --          --     51,306         --        51,306
 Issuance of common
  stock in exchange for
  non-compete rights and
  licenses..............    2,239,632      22         --        --       19,978       --          --        20,000
 Cancellation of shares
  issued in connection
  with terminated merger
  with US West..........   (2,231,076)    (22)        --        --     (103,362)      --          --      (103,384)
 Preferred stock
  dividends.............          --      --          --        --      (66,642)      --          --       (66,642)
 Shares issued in
  connection with
  Frontier acquisition..  355,263,135   3,553         --        --    8,503,974       --          --     8,507,527
 Shares issued for
  retirement of debt....    1,031,132      10         --        --        5,290       --          --         5,300
 Foreign currency
  translation
  adjustment............          --      --          --        --          --    (20,698)        --       (20,698)
 Unrealized gain on
  securities............          --      --          --        --          --        980         --           980
 Net loss...............          --      --          --        --          --        --     (111,544)    (111,544)
                          -----------  ------  ---------- ---------  ----------  --------   ---------   ----------
Balance, December 31,
 1999...................  799,137,142  $7,992  22,033,758 $(209,415) $9,659,052  $(80,125)  $(199,607)  $9,177,897
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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  Period From
                                                                 March 19, 1997
                             Year Ended        Year Ended     (Date of Inception)
                          December 31, 1999 December 31, 1998 to December 31, 1997
                          ----------------- ----------------- --------------------
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES:
 Net loss...............     $ (111,544)        $ (87,903)          $   (160)
 Adjustments to
  reconcile net loss to
  net cash provided by
  operating activities:
 (Income) loss from
  discontinued
  operations............        (17,644)              --                 --
 Extraordinary loss on
  retirement of senior
  notes.................         45,681            19,709                --
 Cumulative effect of
  change in accounting
  principle.............         14,710               --                 --
 Non-cash portion of US
  West termination
  agreement.............       (103,384)              --                 --
 Stock related
  expenses..............         51,306            39,374                --
 Termination of advisory
  services agreement....            --            135,000                --
 Equity in (income) loss
  of affiliates.........        (15,708)            2,508                --
 Depreciation and
  amortization..........        235,906               541                 39
 Provision for doubtful
  accounts..............         36,483             4,233                --
 Deferred income taxes..         29,384             9,654                --
 Capacity available for
  sale excluding cash
  expenditures for
  investing activities..            --            123,329            (21,200)
 Other..................          7,726               --                 --
 Changes in operating
  assets and
  liabilities...........        223,389           (37,718)            26,442
                             ----------         ---------           --------
  Net cash provided by
   operating
   activities...........        396,305           208,727              5,121
                             ----------         ---------           --------
CASH FLOWS USED IN
 INVESTING ACTIVITIES:
 Cash paid for
  construction in
  progress and capacity
  available for sale....     (1,577,044)         (413,996)          (428,743)
 Acquisitions, net of
  cash acquired.........     (2,456,811)              --                 --
 Proceeds from sale of
  unconsolidated
  subsidiary............        379,086               --                 --
 Purchases of property
  and equipment.........       (145,560)              --                 --
 Investments in and
  advances to
  affiliates............       (173,218)          (16,701)               --
                             ----------         ---------           --------
  Net cash used in
   investing
   activities...........     (3,973,547)         (430,697)          (428,743)
                             ----------         ---------           --------
CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES:
 Proceeds from issuance
  of common stock, net..        111,364           392,298             73,736
 Proceeds from issuance
  of preferred stock,
  net...................      1,598,750           483,000             92,470
 Proceeds from issuance
  of senior notes.......      2,000,000           796,495            150,000
 Proceeds from long-term
  debt..................      3,544,083           290,556            162,325
 Repayment of long-term
  debt..................     (3,351,062)         (176,890)               --
 Retirement of 1997
  issued senior notes...            --           (159,750)               --
 Redemption of 1997
  issued preferred
  stock.................            --           (134,372)               --
 Finance costs
  incurred..............       (141,027)          (37,665)           (28,181)
 Cash reimbursement to
  certain shareholders..            --             (7,047)               --
 Minority interest
  investment in
  subsidiary............        350,000               --                 --
 Preferred dividends....        (52,429)              --                 --
 Decrease (increase) in
  restricted cash and
  cash equivalents......        289,580          (419,515)           (25,275)
                             ----------         ---------           --------
  Net cash provided by
   financing
   activities...........      4,349,259         1,027,110            425,075
                             ----------         ---------           --------
  Cash provided by (used
   in) discontinued
   operations...........         50,936               --                 --
NET INCREASE IN CASH AND
 CASH EQUIVALENTS.......        822,953           805,140              1,453
CASH AND CASH
 EQUIVALENTS, beginning
 of period..............        806,593             1,453                --
                             ----------         ---------           --------
CASH AND CASH
 EQUIVALENTS, end of
 period.................     $1,629,546         $ 806,593           $  1,453
                             ==========         =========           ========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 (In thousands)

                                                                  Period From
                                                                 March 19, 1997
                             Year Ended        Year Ended     (Date of Inception)
                          December 31, 1999 December 31, 1998 to December 31, 1997
                          ----------------- ----------------- --------------------
SUPPLEMENTAL INFORMATION
 ON NON-CASH FINANCING
 ACTIVITIES:
 Common stock issued to
  holders of preferred
  stock.................     $       --         $     --           $  13,325
                             ===========        =========          =========
 Common stock issued
  upon conversion of
  debt..................     $     5,300        $     --           $     --
                             ===========        =========          =========
SUPPLEMENTAL INFORMATION
 ON NON-CASH INVESTING
 ACTIVITIES:
 Costs incurred for
  construction in
  progress and capacity
  available for sale....     $(1,704,258)       $(607,865)         $(497,319)
 Increase in accrued
  construction costs....         119,405           77,077             52,414
 Increase in accrued
  interest..............             --             8,412              1,641
 Amortization of
  deferred finance
  costs.................           7,809            7,883              2,223
 (Increase) decrease in
  obligations under
  capital leases........             --           (11,660)            12,298
 PCG Warrants...........             --           112,157                --
                             -----------        ---------          ---------
 Cash paid for
  construction in
  progress and capacity
  available for sale....     $(1,577,044)       $(413,996)         $(428,743)
                             ===========        =========          =========
 Non-cash purchases of
  property and
  equipment.............     $    38,300        $     --           $     --
                             ===========        =========          =========
 Transfer of capacity
  available for sale to
  property and
  equipment.............     $   574,849        $     --           $     --
                             ===========        =========          =========
 Common stock issued for
  non-compete rights....     $    20,000        $     --           $     --
                             ===========        =========          =========
SUPPLEMENTAL DISCLOSURE
 OF CASH FLOW
 INFORMATION:
 Changes in operating
  assets and
  liabilities:
 Accounts receivable....     $  (299,668)       $(118,743)         $     --
 Other current assets...         (34,154)         (46,662)            (1,032)
 Other Long-Term
  Assets................        (113,264)             --                 --
 Deferred revenue.......         331,475           64,197              5,325
 Accounts payable and
  accrued liabilities...         229,148           30,332              1,249
 Income taxes payable...          75,320           15,604                --
 Obligations under
  inland services
  agreement.............         (21,994)          17,554             20,900
 Deferred credits and
  other.................          56,526              --                 --
                             -----------        ---------          ---------
                             $   223,389        $ (37,718)         $  26,442
                             ===========        =========          =========
 Detail of acquisitions:
 Assets acquired........     $11,120,676        $     --           $     --
 Liabilities assumed....      (2,613,149)             --                 --
                             -----------        ---------          ---------
 Common stock issued....     $ 8,507,527        $     --           $     --
                             ===========        =========          =========
 Net cash paid for
  acquisitions..........     $ 2,456,811        $     --           $     --
 Cash acquired in
  acquisitions..........         123,855              --                 --
                             -----------        ---------          ---------
 Cash paid for
  acquisition, including
  transaction fees......     $ 2,580,666        $     --           $     --
                             ===========        =========          =========
 Investments in
  Affiliates:
 Cost of investments in
  affiliates............     $  (161,337)       $(179,842)         $     --
 PCG Warrants...........             --           163,141                --
                             ===========        =========          =========
                             $  (161,337)       $ (16,701)         $     --
                             ===========        =========          =========
 Cash paid for interest
  and income taxes:
 Interest paid and
  capitalized...........     $   217,709        $  39,424          $   8,136
                             ===========        =========          =========
 Interest paid (net of
  capitalized
  interest).............     $   140,630        $  33,854          $     --
                             ===========        =========          =========
 Cash paid for taxes....     $    14,589        $   7,809          $     --
                             ===========        =========          =========

                            See accompanying notes.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                 Period from
                                                                March 19, 1997
                            Year Ended        Year Ended     (Date of Inception)
                         December 31, 1999 December 31, 1998 to December 31, 1997
                         ----------------- ----------------- --------------------
Net loss................     $(111,544)        $(87,903)            $(160)
 Foreign currency
  translation
  adjustment............       (20,698)             --                --
 Unrealized gain on
  securities............           980              --                --
                             ---------         --------             -----
Comprehensive loss......     $(131,262)        $(87,903)            $(160)
                             =========         ========             =====





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

  On July 11, 2000, the Company entered into an agreement to sell the Incumbent Local Exchange Carrier ("ILEC") business segment to Citizens Communications Company ("Citizens") for $3.65 billion in cash, subject to certain adjustments concerning closing date liabilities, working capital balances and performance measurements as defined in the agreement. In connection with the sales agreement, the Company and Citizens Communications entered into a strategic agreement to provide long distance services to the ILEC business. The segment is shown in the accompanying financial statements as discontinued operations.

  In July 2000, the Company restated its financial statements to revise the estimated useful life of goodwill related to GlobalCenter from 10 years to 5 years. As a result, loss applicable to common stockholders' and loss per share increased by $41 million and $0.08 per share, respectively, for the year ended December 31, 1999.

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

 d) Revenue Recognition

 Services

  Revenue derived from telecommunication, incumbent local exchange ("ILEC") and maintenance services, including sales of capacity under operating type leases, are recognized as services are provided, net of an estimate for uncollectible accounts. Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets.

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

  As of December 31, 1999, the Company had an aggregate backlog of approximately $251 million in capacity sales contracts for which revenue will be recognized using sales-type lease accounting upon activation. For the remaining backlog as of that date, revenue will be recognized using operating lease accounting, that is amortized over the life of the contract.

  For years ended December 31, 1999 and December 31, 1998, $728 million and $415 million in revenue, respectively, was recognized using sales-type lease accounting.

 Percentage-of-Completion

  Revenue and estimated profits under long-term contracts for undersea telecommunication installation by Global Marine Systems are recognized under the percentage-of-completion method of accounting, whereby sales and profits are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs to complete. Provisions for anticipated losses are made in the period in which they first become determinable.

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

  Beginning October 1, 1999, the Company initiated service contract accounting and therefore began depreciating all of its systems; however, certain contracts still qualified for sales-type lease accounting. For these

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
transactions, the Company's policy provided for recording cost of sales in the period in which the related revenue was recognized, in addition to the depreciation charge described below (see Property and Equipment and Construction in Progress). Under service contract accounting, the amount charged to cost of sales relating to subsea capacity was calculated by determining the estimated net book value of the specific subsea capacity at the time of the sale. The estimated book value includes expected costs of capacity the Company has the intent and ability to add through upgrades of that system, provided the need for such upgrades is supported by a third-party consultant's independent revenue forecast.

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

  Interest incurred, which includes the amortization of deferred finance fees and issuance discount ("interest cost"), are capitalized to construction in progress. Total interest cost incurred and interest capitalized to construction in progress during the periods presented were:

                                                                    For the period
                                                                    March 31, 1997
                                Year Ended        Year Ended     (Date of Inception)
                             December 31, 1999 December 31, 1998 to December 31, 1997
                             ----------------- ----------------- --------------------
                                                  (In thousands)
   Interest cost incurred..      $214,090           $92,813             $9,777
                                 ========           =======             ======
   Interest cost
    capitalized to
    construction in
    progress...............      $ 77,079           $49,933             $9,777
                                 ========           =======             ======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 k) Investments

  Investments in which the Company does not have significant influence or in which the Company holds an ownership interest of less than 20% are recorded using the cost method of accounting. The equity method of accounting is applied for investments in affiliates, if the Company owns an aggregate of 20% to 50% of the affiliate and if the Company exercises significant influence over the affiliate. The equity method is also applied for entities in which the Company's ownership is in excess of 50% but over which the Company is unable to exercise effective control, due to minority shareholders participating in significant decisions in the ordinary course of business. During the three years ended December 31, 1999, the only entity meeting this standard was Pacific Crossing Ltd. If the Company holds more than 50% of the ownership and is able to exercise effective control, the owned entity's financial statements and the appropriate deductions for minority interest are included in the accompanying consolidated financial statements.

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

 n) Effect of Foreign Currencies

  For those subsidiaries using the U.S. Dollar as their functional currency, transaction loss is recorded in the accompanying consolidated statements of operations. The Company's foreign transaction loss was $26.9 million for the year ended December 31, 1999. The effect of foreign currency transactions in all periods prior to the year ended December 31, 1999 were immaterial.

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 Frontier Corporation Merger

  On September 28, 1999, the Company completed its merger with Frontier Corporation, resulting in Frontier becoming a wholly owned subsidiary of the Company.

  Frontier shareholders received 2.05 shares of the Company's common stock for each outstanding share of common stock of Frontier Corporation, for a total of 355 million shares of Global Crossing common stock, including outstanding and unexercised stock options. The purchase price of $10.3 billion reflects a Global Crossing stock price of $22 15/16 per share, the average closing price of Global Crossing common stock from September 1, 1999 through September 3, 1999, and includes long term debt and Frontier stock options assumed by Global Crossing. For accounting purposes, the merger with the Company is deemed to have occurred as of the close of business on September 30, 1999. The excess of purchase price over net assets acquired, as adjusted for the sale of the ILEC business, of $6.1 billion was allocated to goodwill and other intangible assets; goodwill and intangible assets are being amortized on the straight-line method over 5-25 years.

 Racal Telecom Acquisition

  On November 24, 1999, the Company acquired Racal Telecom for approximately $1.6 billion in cash. The Company entered into a (Pounds)675 million (approximately $1,091 million as of December 31, 1999) credit facility to finance the acquisition. The excess of purchase price over net assets acquired of $1.3 billion was allocated to goodwill and is being amortized on the straight-line method over 6-25 years. Racal Telecom owns one of the most extensive fiber telecommunications networks in the United Kingdom. For accounting purposes, the acquisition is deemed to have occurred as of the close of business on November 30, 1999.

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

 Hutchison Global Crossing

  On November 15, 1999, the Company entered into an agreement with Hutchison Whampoa Limited ("Hutchison") to form a joint venture called Hutchison Global Crossing, which began operations on January 12, 2000. The joint venture is owned in equal parts by the Company and Hutchison. In exchange for its 50 percent interest, the Company will contribute certain assets and services to the joint venture and, in January 2000, issued to Hutchison $400 million aggregate liquidation preference of its 6 3/8% cumulative convertible preferred stock, series B, convertible into its common stock. Hutchison Global Crossing will be accounted for as an unconsolidated joint venture under the equity method of accounting.

  The initial purchase price allocations for the 1999 business combinations are based on current estimates. The Company will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  The following unaudited pro forma condensed combined financial information of Global Crossing, Global Marine Systems, Frontier, as adjusted for the sale of the ILEC business, Racal Telecom and the Hutchison Global Crossing joint venture demonstrates the results of operations had the merger and acquisitions related transactions been completed at the beginning of the periods presented.

                                                         December 31,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
                                                          (unaudited)
                                                     (In thousands, except
                                                   share and per share data)
   Revenue........................................ $  3,410,666  $  2,941,586
                                                   ============  ============
   Income (loss) from continuing operations....... $ (1,144,063) $   (630,778)
                                                   ============  ============
   Net loss....................................... $ (1,186,810) $   (577,205)
                                                   ============  ============
   Income (loss) from continuing operations
    applicable to common shareholders ............ $ (1,422,795) $   (668,959)
                                                   ============  ============
   Income (loss) applicable to common
    shareholders.................................. $ (1,465,542) $   (649,346)
                                                   ============  ============
   Income (loss) per common share:
     Income (loss) applicable to common
      shareholders
     Basic and diluted............................ $      (1.91) $      (0.92)
                                                   ============  ============
   Income (loss) from continuing operations
    applicable to common shareholders
     Basic and diluted............................ $      (1.85) $      (0.94)
                                                   ============  ============
   Shares used in computing loss per share
     Basic and diluted............................  767,355,151   708,518,640
                                                   ============  ============

4. RESTRICTED CASH AND CASH EQUIVALENTS

  Current and long term restricted cash and cash equivalents include the following:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
   Funds restricted for PC-1 construction.................... $138,118 $231,790
   Funds restricted under the AC-1 Credit Facility...........      --    89,000
   Funds restricted for MAC construction.....................      --    65,000
   Funding for future interest on senior notes...............      --    38,000
   Other.....................................................   17,092   21,000
                                                              -------- --------
                                                              $155,210 $444,790
                                                              ======== ========

5. ACCOUNTS RECEIVABLE

  Current and long term accounts receivable are comprised of:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                              (In thousands)
   Accounts receivable...................................... $999,394  $118,743
   Allowance for doubtful accounts..........................  (85,759)   (4,233)
                                                             --------  --------
   Accounts receivable, net................................. $913,635  $114,510
                                                             ========  ========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                              December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
                                                             (In thousands)
   Land................................................... $      689  $    --
   Buildings..............................................     87,928       --
   Leasehold improvements.................................     26,412       774
   Furniture, fixtures and equipment......................    717,570     5,306
   Transmission equipment.................................  1,851,401       --
                                                           ----------  --------
                                                            2,684,000     6,080
   Accumulated depreciation...............................    (82,663)     (580)
                                                           ----------  --------
                                                            2,601,337     5,500
   Construction in progress...............................  2,455,765   428,207
                                                           ----------  --------
   Total property and equipment, net...................... $5,057,102  $433,707
                                                           ==========  ========

  Depreciation and amortization expense for the year ended December 31, 1999 was approximately $86 million. Depreciation expense for December 31, 1998 and for the period ended March 19, 1997 (date of inception) to December 31, 1997 was insignificant.

7. GOODWILL AND INTANGIBLES

  The Company acquired three companies in 1999 as described in Note 3. All companies acquired have been accounted for as purchases with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

  Goodwill and intangibles are as follows:

                                                                December 31,
                                                               ----------------
                                                                  1999     1998
                                                               ----------  ----
                                                               (In thousands)
   Goodwill and intangibles................................... $7,975,043  $--
   Accumulated amortization...................................   (149,489)  --
                                                               ----------  ----
   Goodwill and intangibles, net.............................. $7,825,554  $--
                                                               ==========  ====

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  The Company's investments in PCL and GAL are accounted for as interest in affiliates under the equity method because the Company is not able to exercise effective control over their operations.

  The Company's investment in affiliates consists of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
   Investment in Pacific Crossing Ltd........................ $266,068 $160,639
   Investment in Global Access Ltd...........................   22,693   16,695
   Other investments and advances to/from affiliates.........   29,196      --
                                                              -------- --------
   Investment in and advances to/from affiliates............. $317,957 $177,334
                                                              ======== ========

9. TAXES

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The provision for income taxes is comprised of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
                                                               (In thousands)
   Current................................................... $121,701  $23,413
   Deferred..................................................  (18,888)   9,654
                                                              --------  -------
   Total income tax expense.................................. $102,813  $33,067
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

  The following is a summary of the significant items giving rise to components of the Company's deferred tax assets and liabilities:

                                                   December 31,
                                     ------------------------------------------
                                             1999                  1998
                                     --------------------- --------------------
                                      Assets   Liabilities  Assets  Liabilities
                                     --------  ----------- -------- -----------
                                        (In thousands)        (In thousands)
   Bad debt reserve................  $  7,220   $     --   $    --   $    --
   Research and development costs..       --      (41,018)      --        --
   Depreciation....................       --     (212,401)      --     (4,042)
   Basis adjustment to purchased
    companies......................       --      (32,096)      --        --
   Employee benefits obligation....       --      (52,203)      --        --
   Net operating loss (NOL)
    carryforwards..................    58,876         --        --        --
   Deferred and stock related
    compensation...................    10,831         --        504       --
   Other...........................    34,480     (15,235)      --     (6,116)
                                     --------   ---------  --------  --------
                                      111,407    (352,953)      504   (10,158)
   Valuation allowance.............   (54,780)        --        --        --
                                     --------   ---------  --------  --------
                                     $ 56,627   $(352,953) $    504  $(10,158)
                                     ========   =========  ========  ========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

10. LONG-TERM DEBT

  Outstanding debt consists of the following:

                                                            December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                           (In thousands)
   9 1/2% Senior Notes due 2009........................ $1,100,000  $      --
   9 1/8% Senior Notes due 2006........................    900,000         --
   9 5/8% Senior Notes due 2008........................    800,000     800,000
   Senior Secured Revolving Credit Facility............    648,597         --
   Racal Telecom Term Loan A...........................    646,130         --
   Medium-Term Notes, 7.51%--9.3%, due 2000 to 2004....    179,000         --
   7 1/4% Senior Notes due 2004........................    300,000         --
   6% Dealer Remarketable Securities (DRS) due 2013....    200,000         --
   AC-1 Credit Facility................................        --      266,799
   Other...............................................    159,655       9,192
                                                        ----------  ----------
   Total debt..........................................  4,933,382   1,075,991
   Less: discount on long-term debt, net...............    (31,715)     (3,505)
   Less: current portion of long-term debt.............     (2,071)     (6,393)
                                                        ----------  ----------
   Long-term debt...................................... $4,899,596  $1,066,093
                                                        ==========  ==========


  Maturities of long-term debt are as follows (in thousands):

     Year Ending December 31,
     2000.......................................................... $    2,071
     2001..........................................................    117,889
     2002..........................................................        --
     2003..........................................................        --
     2004..........................................................  1,164,294
     Thereafter....................................................  3,649,128
                                                                    ----------
     Total......................................................... $4,933,382
                                                                    ==========

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  The Company has commitments under various non-cancelable operating leases. Estimated future minimum lease payments on operating leases are approximately as follows (in thousands):

   Year Ending December 31,
   2000.............................................................. $129,299
   2001..............................................................   79,121
   2002..............................................................   76,833
   2003..............................................................   69,863
   2004..............................................................   65,759
   Thereafter........................................................  347,797
                                                                      --------
   Total............................................................. $768,672
                                                                      ========

  Rental expense for the years December 31, 1999 and 1998 and period from March 19, 1997 (Date of Inception) to December 31, 1997 is $73,711, $754 and none, respectively (in thousands).

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

  In December 1999, GCL issued 2,600,000 shares of 7% cumulative convertible preferred stock at a liquidation preference of $250.00 per share for net proceeds of $630 million. Each share of preferred stock is convertible into
4.6948 shares of common stock based on a conversion price of $53.25. Dividends on the

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
preferred stock are cumulative from the date of issue and will be payable on February 1, May 1, August 1 and November 1 of each year, beginning on February 1, 2000, at the annual rate of 7%. Dividends accrued as of December 31, 1999 were $1.9 million.

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

  The following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

                                                                  For the period
                                   December 31,                   March 31, 1997
                             --------------------------------   (Date of Inception)
                                 1999             1998         to December 31, 1997
                             ---------------  ---------------  --------------------------
                             (In thousands, except share and per share data)
   Income (loss) from
    continuing operations..  $       (68,797) $       (68,194)     $          (160)
   Preferred stock
    dividends..............          (66,642)         (12,681)             (12,690)
   Redemption of preferred
    stock..................              --           (34,140)                 --
                             ---------------  ---------------      ---------------
   Income (loss) from
    continuing operations
    applicable to common
    shareholders...........  $      (135,439) $      (115,015)     $       (12,850)
                             ===============  ===============      ===============
   Weighted average share
    outstanding:
     Basic and diluted.....      502,400,851      358,735,340          325,773,934
                             ===============  ===============      ===============
   Income (loss) from
    continuing operations
    applicable to common
    shareholders
     Basic and diluted.....  $         (0.27) $         (0.32)     $         (0.04)
                             ===============  ===============      ===============

  Dilutive options and warrants did not have an effect on the computation of diluted loss per share in 1999 and 1998 since they were anti-dilutive. The impact of dilutive options and warrants increases the weighted average shares outstanding to 552,466,665 shares as of December 31, 1999.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

                             December 31, 1999          December 31, 1998
                         -------------------------- --------------------------
                         Carrying Amount Fair Value Carrying Amount Fair Value
                         --------------- ---------- --------------- ----------
                               (In thousands)             (In thousands)
Senior notes............   $3,100,000    $3,056,471    $796,495      $834,000
Mandatorily redeemable
 preferred stock........      485,947       498,750     483,000       480,000
Cumulative convertible
 preferred stock........    1,598,750     1,975,300         --            --
Interest rate swap......   $      --     $    6,602    $    --       $     26

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

  Additional information regarding options granted and outstanding for the years ended December 31, 1998 and 1999 are summarized below:

                                                                        Weighted
                                                Options     Number of   Average
                                               Available     Options    Exercise
                                               For Grant   Outstanding   Price
                                              -----------  -----------  --------
   Balance as of December 31, 1997...........         --           --       --
     Authorized..............................  33,215,730          --       --
     Granted................................. (30,762,466)  30,762,466   $ 2.85
     Exercised...............................                 (656,688)    1.06
     Cancelled...............................   3,253,000   (3,253,000)    1.11
                                              -----------  -----------   ------
   Balance as of December 31, 1998...........   5,706,264   26,852,778     3.11
     Authorized..............................  82,010,014          --       --
     Granted................................. (65,019,955)  65,019,955    24.20
     Exercised...............................              (10,058,073)   11.07
     Cancelled...............................   3,175,154   (3,175,154)   22.17
                                              -----------  -----------   ------
   Balance as of December 31, 1999...........  25,871,477   78,639,506   $18.76
                                              ===========  ===========   ======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  The following tables summarize information concerning outstanding and exercisable options:

                                                      December 31, 1999
                     ------------------------------------------------------------------------------------
                                       Options Outstanding                       Options Exercisable
                     ------------------------------------------------------- ----------------------------
                     Weighted Average   Weighted Average    Weighted Average             Weighted Average
       Range of           Number      Remaining Contractual  Exercise Price    Number     Exercise Price
   Exercise Prices     Outstanding       Life (in years)       per Share     Exercisable    per Share
   ---------------   ---------------- --------------------- ---------------- ----------- ----------------
   $ 0.35 to $ 1.43     14,153,480            7.79               $ 0.83       7,871,980       $ 0.83
     2.00 to  9.00       7,157,036            8.18                 3.14       3,635,345         3.29
     9.30 to  13.80     12,539,297            7.71                11.61      10,207,026        11.60
    13.96 to  19.82     11,961,988            8.54                17.15       8,961,988        16.26
    20.60 to  23.44     19,975,778            9.65                25.82       1,175,228        24.48
   $33.00 to $61.38     12,851,927            9.73                44.68       1,741,334        46.15
   ----------------     ----------            ----               ------      ----------       ------
   Total                78,639,506            8.73               $18.76      33,592,901       $11.66
                        ==========            ====               ======      ==========       ======

                                                      December 31, 1998
                     ------------------------------------------------------------------------------------
                                       Options Outstanding                       Options Exercisable
                     ------------------------------------------------------- ----------------------------
                     Weighted Average   Weighted Average    Weighted Average             Weighted Average
      Range of            Number      Remaining Contractual  Exercise Price    Number     Exercise Price
   Exercise Prices     Outstanding       Life (in years)       per Share     Exercisable    per Share
   ---------------   ---------------- --------------------- ---------------- ----------- ----------------
   $0.35 to $ 0.83      15,717,280             9.2               $ 0.83       4,803,833       $ 0.83
    2.00 to  3.33        6,844,598             9.5                 3.13       1,625,000         3.33
   $9.50 to $13.26       4,290,900             9.7                11.44         302,834        11.34
   ---------------      ----------             ---               ------       ---------       ------
   Total                26,852,778             9.3               $ 3.11       6,731,667       $ 1.91
                        ==========             ===               ======       =========       ======

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounted for employee stock options under APB 25 and is recognizing compensation expense over the vesting period to the extent that the fair value of the stock on the date the options were granted exceeded the exercise price. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the SFAS 123 fair value approach, the impact on the Company's income (loss) applicable to common shareholders and loss per share would be as follows:

                                                                     Period from
                                                                    March 19, 1997
                                Year Ended        Year Ended     (Date of Inception)
                             December 31, 1999 December 31, 1998 to December 31, 1997
                             ----------------- ----------------- --------------------
                                   (In thousands, except per share information)
   Income (loss) applicable
    to common shareholders:
     As reported...........      $(178,186)        $(134,724)          $(12,850)
     Pro forma.............      $(275,937)        $(141,585)          $(12,850)
   Basic and diluted income
    (loss) per share:
     As reported...........      $   (0.35)        $   (0.38)          $  (0.04)
     Pro forma.............      $   (0.55)        $   (0.39)          $  (0.04)

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

  The following table summarizes the funded status of the plan (in thousands) and the related amounts included in "Deferred credits and other" in the Consolidated Balance Sheet of the Company as of December 31, 1999 (in thousands):

   CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at September 30, 1999....................... $100,143
     Service cost...................................................       36
     Interest cost..................................................    1,867
     Actuarial gain.................................................   (2,413)
     Benefits paid..................................................   (2,016)
                                                                     --------
     Benefit obligation at December 31, 1999........................ $ 97,617
                                                                     ========
   CHANGE IN PLAN ASSETS
     Fair value of plan assets at September 30, 1999................ $  2,989
     Actual return on plan assets...................................      180
     Employer contribution..........................................    1,902
     Benefits paid..................................................   (2,016)
                                                                     --------
     Fair value of plan assets at December 31, 1999................. $  3,055
                                                                     ========
     Funded status.................................................. $(94,562)
     Unrecognized net loss..........................................   (1,576)
                                                                     --------
     Accrued benefit cost, net...................................... $(96,138)
                                                                     ========

  The components of the estimated postretirement benefit cost are as follows for the three month period ended December 31, 1999 (in thousands):

   Service cost..................................................... $     36
   Interest cost on projected benefit obligation....................    1,867
   Expected return on plan assets...................................      (67)
                                                                     --------
   Net periodic pension cost (benefit).............................. $  1,836
                                                                     ========

  The following rates and assumptions were used to calculate the projected benefit obligation as of December 31, 1999:

   Weighted average discount rate...................................    8.00%
   Rate of salary increase..........................................    5.00%
   Expected return on plan assets...................................    9.50%
   Assumed rate of increase in cost of covered health care
    benefits........................................................    6.17%

  Increases in health care costs were assumed to decline consistently to a rate of 5.0% by 2006 and remain at that level thereafter. If the health care cost trend rates were increased by one percentage point, the accumulated

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
postretirement benefit health care obligation as of December 31, 1999 would increase by $7.3 million while the sum of the service and interest cost components of the net postretirement benefit health care costs for 1999 would increase by $158,000. If the health care cost trend rates were decreased by one percentage point, the accumulated postretirement benefit health care obligations as of December 31, 1999 would decrease by $6.6 million while the sum of the service interest cost components of the net postretirement benefit health care cost for 1999 would decrease by $139,000.

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

  Agreements with Global Crossing Stockholders

  In August 1998, PCG, GKW Unified Holdings (an affiliate of PCG), affiliates of CIBC, Global Crossing and some other Global Crossing shareholders, including some officers and directors and their affiliates, entered

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
into a Stockholders Agreement and a Registration Rights Agreement. Under the Stockholders Agreement, Global Crossing has been granted a right of first refusal on specified private transfers by these shareholders during the first two years after the consummation of the IPO on August 14, 1998. In addition, subject to the exceptions in the Stockholders Agreement, some of these shareholders have rights, which are referred to as tag-along rights, permitting these shareholders to participate, on the same terms and conditions, in some transfers of shares by any other of these shareholders as follows: (1) PCG, GKW Unified Holdings and CIBC and their affiliates and permitted transferees have the right to participate in any transaction initiated by any of them to transfer 5% or more of our outstanding securities; and (2) PCG, GKW Unified Holdings, CIBC and their affiliates and permitted transferees have the right to participate in any transaction initiated by any of them to transfer any Global Crossing securities if that transaction would result in a change of control of Global Crossing. Under the Registration Rights Agreement, Global Crossing shareholders who are parties to that agreement and a number of their transferees have demand and piggyback registration rights and will receive indemnification and, in some circumstances, reimbursement for expenses from the Company in connection with an applicable registration.

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

  Advisory Services Agreement ("ASA")

  ACL entered into the ASA with PCG Telecom, an affiliate of PCG which is a shareholder of GCL. Under the ASA, PCG Telecom provided ACL with advice in respect of the development and maintenance of AC-1, development and implementation of marketing and pricing strategies and the preparation of business plans and budgets. As compensation for its advisory services, PCG Telecom received a 2% fee on the gross revenue of the Company over a 25 year term, subject to certain restrictions, with the first such payment to occur at the AC-1 RFS date. Advances on fees payable under the ASA were being paid to PCG Telecom at a rate of 1% on signed CPAs until the ASA was terminated, as described below. Fees paid under the ASA to PCG Telecom were shared amongst Union Labor Life Insurance Company ("ULLICO"), PCG, CIBC, and certain directors and officers of the Company, all of whom are shareholders of GCL. Effective June 1998, GCL acquired the rights under the ASA on behalf of the Company for common stock and contributed such rights to the Company as the ASA was terminated. This transaction was recorded in the consolidated financial statements as an increase in additional

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
paid-in capital of $135 million and a charge against operations in the amount of $138 million. The $138 million is comprised of a $135 million settlement of the fees that would have been payable and the cancellation of $3 million owed to the Company under a related advance agreement. The $135 million amount was calculated by applying the 2% advisory services fee to projected future revenue and discounting the amount relating to AC-1 revenue by 12% and the amount relating to all other system's revenue by 15%. The result of this calculation was $156 million, which amount was subsequently reduced to $135 million. Both the discount rates and the ultimate valuation were determined as a result of a negotiation process including a non management director of the Company and the various persons entitled to fees under the ASA. The Company obtained a fairness opinion from an independent financial advisor in connection with this transaction. In addition, the Company incurred approximately $2 million of advisory fees prior to termination of the contract, for a total expense of $140 million for the year ended December 31, 1998.

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

  The Company gave accounting recognition for the New PCG Warrants on the date these warrants were issued, which was the date of the IPO. The Company valued each of the New PCG Warrants at $3.48 based on an independent valuation based on the IPO price of $9.50 per share. The New PCG Warrants had a total value of approximately $43 million. The Company recorded the actual value of the New PCG Warrants in a manner

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
similar to that described above whereby the total value was allocated to the investment in PC-1, MAC and PAC based on their relative total contract costs.

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  The information below summarizes certain financial data of the Company by segment (in thousands):

                                                                    Period from
                                                                   March 19, 1997
                               Year Ended        Year Ended     (Date of Inception)
                            December 31, 1999 December 31, 1998 to December 31, 1997
                            ----------------- ----------------- --------------------
   Telecommunication
    Services
    Revenue:
     Commercial............    $   279,603       $      --            $    --
     Consumer..............         46,661              --                 --
     Carrier:
      Sales-type leases....        727,643          414,596                --
      Services.............        264,341            5,270                --
                               -----------       ----------           --------
       Total carrier.......        991,984          419,866                --
                               -----------       ----------           --------
       Total revenue.......      1,318,248          419,866                --
    Operating expenses.....     (1,395,152)        (299,922)            (3,101)
                               -----------       ----------           --------
    Operating income
     (loss)................    $   (76,904)      $  119,944           $ (3,101)
                               ===========       ==========           ========
    Adjusted EBITDA........    $   581,912       $  364,948           $  2,263
                               ===========       ==========           ========
    Cash paid for capital
     expenditures..........    $ 1,552,019       $  413,996           $428,743
                               ===========       ==========           ========
    Total assets...........    $15,259,294       $2,639,177           $572,197
                               ===========       ==========           ========
   Installation and
    Maintenance Services
    Revenue................    $   160,655       $      --            $    --
    Operating expenses.....       (162,209)             --                 --
                               -----------       ----------           --------
    Operating income
     (loss)................    $    (1,554)      $      --            $    --
                               ===========       ==========           ========
    Adjusted EBITDA........    $    39,263       $      --            $    --
                               ===========       ==========           ========
    Cash paid for capital
     expenditures..........    $   170,585       $      --            $    --
                               ===========       ==========           ========
    Total assets...........    $ 1,519,166       $      --            $    --
                               ===========       ==========           ========
   Corporate and Other
    Revenue................    $       --        $      --            $    --
    Operating expenses.....         (7,600)        (139,669)               --
                               -----------       ----------           --------
    Operating income
     (loss)................    $    (7,600)      $ (139,669)          $    --
                               ===========       ==========           ========
    Adjusted EBITDA........    $    (7,600)      $      --            $    --
                               ===========       ==========           ========
    Cash paid for capital
     expenditures..........    $       --        $      --            $    --
                               ===========       ==========           ========
    Total assets...........    $ 2,502,850       $      --            $    --
                               ===========       ==========           ========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                                                    Period from
                                                                   March 19, 1997
                               Year Ended        Year Ended     (Date of Inception)
                            December 31, 1999 December 31, 1998 to December 31, 1997
                            ----------------- ----------------- --------------------
   Consolidated
    Consolidated revenue...    $ 1,478,903       $  419,866           $    --
    Consolidated operating
     expense...............     (1,564,961)        (439,591)            (3,101)
                               -----------       ----------           --------
    Consolidated operating
     income (loss).........    $   (86,058)      $  (19,725)          $ (3,101)
                               ===========       ==========           ========
    Adjusted EBITDA........    $   613,575       $  364,948           $  2,263
                               ===========       ==========           ========
    Consolidated cash paid
     for capital
     expenditures..........    $ 1,722,604       $  413,996           $428,743
                               ===========       ==========           ========
    Consolidated total
     assets................    $19,281,310       $2,639,177           $572,197
                               ===========       ==========           ========

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is calculated as operating income (loss), plus goodwill amortization, depreciation and amortization, non-cash cost of capacity sold, stock related expenses, incremental cash deferred revenue and amounts relating to the termination of an advisory services agreement. This definition is consistent with financial covenants contained in the Company's major financial agreements. The Company's management uses Adjusted EBITDA to monitor compliance with its financial covenants and to measure the performance and liquidity of its reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The Company's calculation of adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The calculation of Adjusted EBITDA is as follows:

                                                                    Period from
                                                                   March 19, 1997
                               Year Ended        Year Ended     (Date of Inception)
                            December 31, 1999 December 31, 1998 to December 31, 1997
                            ----------------- ----------------- --------------------
   Operating income
    (loss).................     $(86,058)         $(19,725)           $(3,101)
   Goodwill amortization...      149,489               --                 --
   Depreciation and
    amortization...........       86,417               541                 39
   Stock related expense...       51,306            39,374                --
   Non-cash cost of
    capacity sold..........      291,764           140,892                --
   Incremental cash
    deferred revenue.......      120,657            64,197              5,325
   Termination of Advisory
    Services Agreement.....          --            139,669                --
                                --------          --------            -------
   Adjusted EBITDA.........     $613,575          $364,948            $ 2,263
                                ========          ========            =======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                             1999                  1998
                                     --------------------- ---------------------
                                                Long-Lived            Long-Lived
                                      Revenue     Assets   Revenue(1) Assets(2)
                                     ---------- ---------- ---------- ----------
                                                   (In thousands)
   North America
     United States.................. $  811,104 $2,060,877  $193,142  $   76,055
     Other..........................     64,040     26,515    64,558         --
                                     ---------- ----------  --------  ----------
                                        875,144  2,087,392   257,700      76,055
   Europe
     The Netherlands................     89,600     92,251    46,770      82,433
     Germany........................    145,289    204,564    36,047      30,021
     England........................    106,815    722,462    34,777      49,081
     Other..........................    244,351    302,645    44,572         --
                                     ---------- ----------  --------  ----------
                                        586,055  1,321,922   162,166     161,535
   International waters.............        --   1,339,614       --      770,966
   Other............................     17,704    308,174       --          --
                                     ---------- ----------  --------  ----------
   Consolidated..................... $1,478,903 $5,057,102  $419,866  $1,008,556
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

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The Company's unaudited quarterly results are as follows:

                                              1999 Quarter Ended
                                  --------------------------------------------
                                  March 31  June 30   September 30 December 31
                                  --------  --------  ------------ -----------
                                    (In thousands, except per share data)
Revenue.......................... $176,319  $188,459    $234,582    $ 879,543
Operating income (loss)..........   41,067    39,764      13,226     (180,115)
Income (loss) from continuing
 operations......................   12,802     9,978     135,854     (227,431)
Net income (loss)................   (1,908)    9,978     120,989     (240,603)
Income (loss) applicable to
 common shareholders.............  (14,952)   (4,219)    106,918     (265,933)
Income (loss) from continuing
 operations per common share.....    (0.00)    (0.01)       0.30        (0.45)
Income (loss) per common share,
 basic...........................    (0.04)    (0.01)       0.26        (0.48)
Income (loss) from continuing
 operations per common share.....    (0.00)    (0.01)       0.27        (0.45)
Income (loss) per common share,
 diluted......................... $  (0.04) $  (0.01)   $   0.24    $   (0.48)

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

                                             1998 Quarter Ended
                                 ---------------------------------------------
                                 March 31   June 30   September 30 December 31
                                 --------  ---------  ------------ -----------
                                    (In thousands, except per share data)
Revenue......................... $   --    $ 100,244    $116,494    $203,128
Operating income (loss).........  (3,794)   (123,649)     31,994      75,724
Income (loss) before
 extraordinary loss.............  (3,722)   (135,725)     15,229      56,024
Net income (loss)...............  (3,722)   (155,434)     15,229      56,024
Net income (loss) applicable to
 common shareholders............  (8,129)   (193,473)     15,229      51,649
Income (loss) per common share
 before extraordinary item,
 basic..........................   (0.02)      (0.52)       0.04        0.13
Net income (loss) per common
 share, basic...................   (0.02)      (0.58)       0.04        0.13
Income (loss) per common share
 before extraordinary item,
 diluted........................   (0.02)      (0.52)       0.04        0.12
Net income (loss) per common
 share, diluted................. $ (0.02)  $   (0.58)   $   0.04    $   0.12

Significant 1998 interim events:

  In December 1998, 5,000,000 shares of GCH 10 1/2% Preferred Stock were issued for proceeds of $483 million.

  During August 1998, the Company completed an IPO for which the Company received net proceeds of approximately $391 million.

  In May 1998, the first segment of AC-1, the United States to United Kingdom route, was completed and commenced operations.

  During the second quarter, the Company acquired the rights from those entitled to fees payable under the advisory services agreement in consideration for the issuance of common stock having an aggregate value of

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

$135 million and the cancellation of approximately $3 million owed to the Company under a related advance agreement. As a result of this transaction, the Company recorded a non-recurring charge in the approximate amount of $138 million during the second quarter. In addition, the Company recognized as an expense approximately $2 million of advisory fees incurred prior to termination of the contract.

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

22. GLOBAL CROSSING LTD. CONSOLIDATING FINANCIAL INFORMATION

  After shareholder approval and the implementation of the proposed tracking stock structure discussed in Note 24, the Company intends to separate for financial reporting purposes the Global Crossing group and the GlobalCenter group. Below is the consolidating financial information of the Global Crossing group and the GlobalCenter group. The financial information reflects the businesses of the Global Crossing group and the GlobalCenter group, including the allocation of revenues and expenses between the Global Crossing group and the GlobalCenter group in accordance with the Company's allocation policies. The Global Crossing group financial information presented below excludes the shares of GlobalCenter group stock reserved for issuance for the benefit of the Global Crossing group or to holders of Global Crossing group stock.

  For each group, the Company attributes assets, liabilities, equity, revenue and expenses, except shared corporate services, based on specific identification of the companies which we include in each group.

  The Company directly charges specifically identified costs for shared corporate services to each group based upon use of those services. Where determinations based on use alone are not practical, the Company uses other methods and criteria, based on revenues, expenses, net assets or income that we believe are fair and provide a reasonable allocation of the cost of shared corporate services used by the groups. Shared corporate services include executive management, human resources, legal accounting and auditing, tax, treasury, strategic planning, media and investor relations and corporate technology.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

22. GLOBAL CROSSING LTD. CONSOLIDATING FINANCIAL INFORMATION--(Continued)

                                                As of December 31, 1999
                                           ------------------------------------
                                             Global       Global      Global
                                            Crossing      Center     Crossing
                                              Group       Group        Ltd.
                                           -----------  ----------  -----------
ASSETS:
Current assets:
  Cash and cash equivalents..............  $ 1,629,546  $      --   $ 1,629,546
  Restricted cash and cash equivalents...       17,092         --        17,092
  Accounts receivable, net...............      842,772      18,811      861,583
  Other assets and prepaid costs.........      211,170      12,692      223,862
                                           -----------  ----------  -----------
   Total current assets..................    2,700,580      31,503    2,732,083
Restricted cash and investments..........      138,118         --       138,118
Accounts receivable......................       52,052         --        52,052
Property, plant and equipment, net.......    4,940,787     116,315    5,057,102
Goodwill, net............................    6,414,424   1,411,130    7,825,554
Investment in affiliates.................      317,957         --       317,957
Other assets.............................      655,594         --       655,594
Net assets of discontinued operations....    2,502,850         --     2,502,850
                                           -----------  ----------  -----------
   Total assets..........................  $17,722,362  $1,558,948  $19,281,310
                                           ===========  ==========  ===========
LIABILITIES:
Current liabilities:
  Accrued construction costs.............  $   275,361  $      --   $   275,361
  Accounts payable.......................      420,827      28,046      448,873
  Accrued cost of access.................      149,150         --       149,150
  Accrued liabilities....................      264,410         --       264,410
  Accrued interest and preferred
   dividends.............................       64,333         --        64,333
  Deferred revenue.......................      124,775         --       124,775
  Income taxes payable...................      127,449         --       127,449
  Current portion of long term debt......        2,071         --         2,071
  Other current liabilities..............      250,841       8,888      259,729
                                           -----------  ----------  -----------
   Total current liabilities.............    1,679,217      36,934    1,716,151
Long-term debt...........................    4,899,596         --     4,899,596
Deferred revenue.........................      382,305         --       382,305
Deferred credits and other...............      641,027      28,299      669,326
                                           -----------  ----------  -----------
   Total liabilities.....................    7,602,145      65,233    7,667,378
                                           -----------  ----------  -----------
MINORITY INTEREST........................      351,338         --       351,338
                                           -----------  ----------  -----------
MANDATORILY REDEEMABLE AND CUMULATIVE
 CONVERTIBLE PREFERRED STOCK.............    2,084,697         --     2,084,697
                                           -----------  ----------  -----------
SHAREHOLDERS' EQUITY:
Common stock.............................        7,992         --         7,992
Treasury stock...........................     (209,415)        --      (209,415)
Other shareholders' equity...............    8,006,057   1,572,872    9,578,927
Accumulated deficit......................     (120,452)    (79,155)    (199,607)
                                           -----------  ----------  -----------
                                             7,684,192   1,493,715    9,177,897
                                           -----------  ----------  -----------
   Total liabilities and shareholders'
    equity...............................  $17,722,362  $1,558,948  $19,281,310
                                           ===========  ==========  ===========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

22. GLOBAL CROSSING LTD. CONSOLIDATING FINANCIAL INFORMATION--(Continued)

                                     For the Year Ended December 31, 1999
                                  ---------------------------------------------
                                    Global     Global                  Global
                                   Crossing    Center                 Crossing
                                    Group      Group    Eliminations    Ltd.
                                  ----------  --------  ------------ ----------
REVENUE.........................  $1,457,157  $ 23,724    $(1,978)   $1,478,903
EXPENSES:
 Cost of sales..................     829,768    22,693     (1,978)      850,483
 Operations, administration and
  maintenance...................      87,182       --         --         87,182
 Sales and marketing............     122,362     6,088        --        128,450
 Network development............      33,304       --         --         33,304
 General and administrative.....     226,569     3,067        --        229,636
 Depreciation and amortization..      84,504     1,913        --         86,417
 Goodwill and intangibles
  amortization..................      75,219    74,270        --        149,489
                                  ----------  --------    -------    ----------
                                   1,458,908   108,031     (1,978)    1,564,961
                                  ----------  --------    -------    ----------
OPERATING INCOME (LOSS) ........      (1,751)  (84,307)       --        (86,058)
EQUITY IN INCOME (LOSS) OF
 AFFILIATES.....................      15,708       --         --         15,708
MINORITY INTEREST...............      (1,338)      --         --         (1,338)
OTHER INCOME (EXPENSE):
 Interest income................      61,235       --         --         61,235
 Interest expense...............    (137,011)      --         --       (137,011)
 Other income (expense), net....     181,366       114        --        181,480
                                  ----------  --------    -------    ----------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE PROVISION FOR
 INCOME TAXES...................     118,209   (84,193)       --         34,016
 (Provision) benefit for income
  taxes.........................    (107,851)    5,038        --       (102,813)
                                  ----------  --------    -------    ----------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS.....................      10,358   (79,155)       --        (68,797)
 Income from discontinued
  operations, net of provision
  for income tax................      17,644       --         --         17,644
 Extraordinary loss on
  retirement of debt............     (45,681)      --         --        (45,681)
 Cumulative effect of change in
  accounting principle, net of
  income tax benefit............     (14,710)      --         --        (14,710)
                                  ----------  --------    -------    ----------
NET LOSS........................     (32,389)  (79,155)       --       (111,544)
 Preferred stock dividends......     (66,642)      --         --        (66,642)
                                  ----------  --------    -------    ----------
INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS............  $  (99,031) $(79,155)   $   --     $ (178,186)
                                  ==========  ========    =======    ==========
ADJUSTED EBITDA:
 Operating income (loss)........  $  (1,751)  $(84,307)   $   --     $  (86,058)
 Depreciation and amortization..     159,723    76,183        --        235,906
 Cash portion of change in
  deferred revenue..............     120,657       --         --        120,657
 Stock related expenses.........      51,306       --         --         51,306
 Cost of capacity sold-
  undersea......................     291,764       --         --        291,764
                                  ----------  --------    -------    ----------
ADJUSTED EBITDA.................  $  621,699  $(8,124)    $   --     $  613,575
                                  ==========  ========    =======    ==========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

22. GLOBAL CROSSING LTD. CONSOLIDATING FINANCIAL INFORMATION--(Continued)

                                             For the Year Ended December 31,
                                                           1999
                                             ----------------------------------
                                               Global      Global     Global
                                              Crossing     Center    Crossing
                                                Group      Group       Ltd.
                                             -----------  --------  -----------
CASH FLOWS PROVIDED BY OPERATING
 ACTIVITIES:
 Net loss..................................  $   (32,389) $(79,155) $  (111,544)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
 (Income) loss from discontinued
  operations...............................      (17,644)      --       (17,644)
 Extraordinary loss on retirement of senior
  notes....................................       45,681       --        45,681
 Cumulative effect of change in accounting
  principle................................       14,710       --        14,710
 Non-cash portion of US West termination
  agreement................................     (103,384)      --      (103,384)
 Stock related expenses....................       51,306       --        51,306
 Equity in (income) loss of affiliates.....      (15,708)      --       (15,708)
 Depreciation and amortization.............      159,723    76,183      235,906
 Provision for doubtful accounts...........       36,483       --        36,483
 Deferred income taxes.....................       32,368    (2,984)      29,384
 Other.....................................        7,726       --         7,726
 Changes in operating assets and
  liabilities..............................      218,976     4,413      223,389
                                             -----------  --------  -----------
  Net cash provided by operating
   activities..............................      397,848    (1,543)     396,305
                                             -----------  --------  -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
 Cash paid for construction in progress and
  capacity available for sale..............    1,577,044       --    (1,577,044)
 Acquisitions, net of cash acquired........   (2,456,811)      --    (2,456,811)
 Proceeds from sale of unconsolidated
  subsidiary...............................      379,086       --       379,086
 Purchases of property and equipment.......      (76,161)  (69,399)    (145,560)
 Investments in and advances to
  affiliates...............................     (173,218)      --      (173,218)
                                             -----------  --------  -----------
  Net cash used in investing activities....   (3,904,148)  (69,399)  (3,973,547)
                                             -----------  --------  -----------
CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES:
 Proceeds from issuance of common stock,
  net......................................      111,364       --       111,364
 Proceeds from issuance of preferred stock,
  net......................................    1,598,750       --     1,598,750
 Proceeds from issuance of senior notes....    2,000,000       --     2,000,000
 Proceeds from long-term debt..............    3,544,083       --     3,544,083
 Repayment of long-term debt...............   (3,350,979)      (83)  (3,351,062)
 Finance costs incurred....................     (141,027)      --      (141,027)
 Cash reimbursement to certain
  shareholders.............................          --        --           --
 Minority interest investment in
  subsidiary...............................      350,000       --       350,000
 Preferred dividends.......................      (52,429)      --       (52,429)
 Decrease (increase) in restricted cash and
  cash equivalents.........................      289,580       --       289,580
                                             -----------  --------  -----------
 Funds allocated by Frontier
  Corporation/Global Crossing Ltd., net....      (71,025)   71,025          --
                                             -----------  --------  -----------
  Net cash provided by financing
   activities..............................    4,278,317    70,942    4,349,259
                                             -----------  --------  -----------
  Cash provided by (used in) discontinued
   operations..............................       50,936       --        50,936
NET INCREASE IN CASH AND CASH EQUIVALENTS..      822,953       --       822,953
CASH AND CASH EQUIVALENTS, beginning of
 period....................................      806,593       --       806,593
                                             -----------  --------  -----------
CASH AND CASH EQUIVALENTS, end of period...  $ 1,629,546  $    --   $ 1,629,546
                                             ===========  ========  ===========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

23. DISCONTINUED OPERATIONS

  On July 11, 2000, the Company entered into an agreement to sell the Incumbent Local Exchange Carrier ("ILEC") business segment to Citizens Communications Company ("Citizens") for $3.65 billion in cash, subject to certain adjustments concerning closing date liabilities, working capital balances and performance measurements as defined in the agreement. In connection with the sales agreement, the Company and Citizens entered into a strategic agreement to provide long distance services to the ILEC business. As a result of this transaction, the Company's financial statements reflect the financial position and results of operations of the ILEC business as discontinued operations for all periods presented since the date of the Frontier acquisition. The sale is anticipated to be completed in early 2001. The Company anticipates income from discontinued operations; therefore, no losses have been accrued. The estimated gain (net of tax) from the disposal of discontinued operations will decrease goodwill recorded upon the Acquisition of Frontier by the Company in September 1999. Summary financial information of the ILEC business segment is as follows:

                                                                       As of
                                                                    December 31,
                                                                        1999
                                                                    ------------
Balance Sheet Data:
  Assets...........................................................  $2,886,502
  Liabilities......................................................    (383,652)
                                                                     ----------
  Net Assets of discontinued operations............................  $2,502,850
                                                                     ==========

                                                                    For the Year
                                                                       Ended
                                                                    December 31,
                                                                        1999
                                                                    ------------
Income Statement Data:
  Revenue..........................................................  $ 185,921
  Expenses.........................................................   (147,942)
                                                                     ---------
  Operating income.................................................     37,979
  Interest income, net.............................................      4,106
  Other expenses...................................................       (715)
  Provision for income taxes.......................................    (23,726)
                                                                     ---------
  Income from discontinued operations..............................  $  17,644
                                                                     =========

24. SUBSEQUENT EVENTS

  Tyco Litigation

  The Company and its subsidiary, South American Crossing (Subsea) Ltd., filed a lawsuit, on May 22, 2000, against Tyco Submarine Systems Ltd., in the United States District Court for the Southern District of New York. The complaint alleges fraud, theft of trade secrets, breach of contract, and defamation related to Tyco's agreements to install the South American Crossing fiber-optic cable system. The Company is seeking damages, including punitive damages, in excess of $1 billion and attorneys' fees and costs, as well as a declaration that the construction and development agreement with Tyco is void due to Tyco's alleged fraud and injunctive relief barring Tyco from further misappropriation of trade secrets and confidential information. On June 13, 2000, Tyco answered the complaint, denying material allegations and asserting a variety of defenses to such claims. Additionally, Tyco asserted counterclaims that South American Crossing (Subsea) Ltd. breached its construction and development agreement with Tyco. Tyco seeks damages of not less than $150 million, attorneys' fees and costs and a declaration that, among other things, the construction and development agreement with Tyco is a valid, enforceable contract and that South American Crossing (Subsea) Ltd. breached the contract or, in the alternative, terminated the contract for convenience. On July 5, 2000, the Company answered Tyco's counterclaims, denying the material allegations.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  In addition, on May 22, 2000, the Company's subsidiary, Atlantic Crossing Ltd., together with certain of its affiliates, filed arbitration claims against Tyco for breaches of its obligations in connection with various contracts for the development of its Atlantic Crossing-1 fiber-optic cable system. The Company is seeking unspecified monetary damages, a declaration that the various contracts for the development of Atlantic Crossing-1 are terminated and a return of misappropriated intellectual property. On June 22, 2000, Tyco responded to such claims, denying material allegations. Tyco additionally asserted counterclaims that the Company and its subsidiaries breached their various obligations under the development contracts. Tyco seeks among other things the denial of all relief sought by the Company and awards aggregating not less than $155 million and unspecified damages for breach of the agreements. In a settlement agreement dated as of August 30, 2000, Atlantic Crossing entered into an agreement with Tyco for the early termination of one of the contracts relating to Atlantic Crossing-1, the Operations, Administration and Maintenance, or the OA&M Agreement, in return for the payment of $19 million to Tyco. In addition, Atlantic Crossing and Tyco have agreed to drop their respective claims under the OA&M Agreement in the arbitration. The other claims asserted in the arbitration remain pending.

  IXnet and IPC Acquisitions

On June 14, 2000, we completed our acquisition of IXnet, Inc. and its parent company, IPC Communications, Inc., resulting in IXnet and IPC becoming our wholly owned subsidiaries. IXnet shareholders received 1.184 shares of Global Crossing common stock for each outstanding share of common stock of IXnet and FPC shareholders received 5.417 shares of Global Crossing common stock for each outstanding share of common stock of IPC, for a total of 58.2 million shares of Global Crossing common stock. The purchase price of $3.8 billion reflects a Global Crossing stock price of $49.77 per share, the average price before and after the definitive merger agreement was entered into (February 22, 2000) and includes long-term debt assumed and the fair market value of options issued by Global Crossing. The excess of the purchase price over net liabilities assumed of $3.4 billion was allocated to goodwill and other intangible assets, which are being amortized on the straight-line method over 10 years. IXnet operates a global network, providing a variety of voice, data and content distribution services to the financial services community. IPC provides integrated telecommunications equipment and services that facilitate the execution of transactions by the worldwide financial services community.

  Common and Cumulative Convertible Preferred Stock Issuances

  In April 2000, Global Crossing Ltd. issued 21,673,706 shares of its common stock for net proceeds of approximately $694 million and 4,000,000 shares of 6 3/4% cumulative convertible preferred stock at a liquidation preference of $250 for net proceeds of approximately $970 million. In May 2000, pursuant to an over-allotment option held by the underwriters of the preferred stock, Global Crossing Ltd. issued an additional 600,000 shares of 6 3/4% cumulative convertible preferred stock for net proceeds of approximately $146 million. The Company is using the proceeds of these offerings for general corporate purposes, principally capital for the expansion of its business.

  Asia Global Crossing Equity Offering

  On March 31, 2000, AGC announced its intention to effectuate an initial public offering of its common stock and to file a registration statement under the Securities Act of 1933 in respect of the proposed offering.

  Pacific Crossing Ltd. Consolidation

  On March 24, 2000, the Company increased its interest in the PC-1 cable system from 57.75% to 64.50% for approximately $21 million by acquiring the remaining ownership of another partner in PC-1. In connection with this transaction, the PC-1 Shareholder Agreement was amended, which enabled the Company to exercise effective control over PC-1.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  Global Center Tracking Stock

  On March 2, 2000, the Company announced plans to create a new class of Global Crossing Ltd. common stock that would track the performance of the complex web hosting business operated by its wholly-owned subsidiary, GlobalCenter, Inc. The creation of this new class of stock will be subject to shareholder approval.

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                           Column A    Column B  Column C  Column D    Column E
                         ------------ ---------- -------- ---------- ------------
                                           Additions
                                      -------------------
                          Balance at  Charged to Charged              Balance at
                         December 31, costs and  to other            December 31,
      Description            1998      expenses  accounts Deductions     1999
      -----------        ------------ ---------- -------- ---------- ------------
Reserve for
 uncollectible
 accounts...............    $4,233     $36,483   $76,800   $(31,757)   $85,759
Deferred tax valuation
 allowance..............    $  --      $   --    $54,780   $    --     $54,780

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on September 21, 2000 by the undersigned, thereunto duly authorized.

                                          Global Crossing Ltd.

                                              /s/ Dan J. Cohrs
                                          By: _________________
                                              Dan J. Cohrs
                                              Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 21, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                Signatures                                      Title
                ----------                                      -----

             /s/ Gary Winnick               Chairman of the Board and Director
___________________________________________
               Gary Winnick

           /s/ Lodwrick M. Cook             Co-Chairman of the Board and Director
___________________________________________
             Lodwrick M. Cook

                                            Vice Chairman of the Board and Director
___________________________________________
              Thomas J. Casey

                                            Director
___________________________________________
              Jack M. Scanlon

          /s/ Leo J. Hindery, Jr.           Chief Executive Officer and Director
___________________________________________
            Leo J. Hindery, Jr.

             /s/ David L. Lee               Director
___________________________________________
               David L. Lee

           /s/ Joseph P. Clayton            Director; President, Global Crossing North
___________________________________________  America
             Joseph P. Clayton

             /s/ Dan J. Cohrs               Chief Financial Officer
___________________________________________  (principal financial officer and principal
               Dan J. Cohrs                  accounting officer)

                Signatures                                      Title
                ----------                                      -----

           /s/ Norman Brownstein                              Director
___________________________________________
             Norman Brownstein

        /s/ William E. Conway, Jr.                            Director
___________________________________________
          William E. Conway, Jr.

             /s/ Eric Hippeau                                 Director
___________________________________________
               Eric Hippeau

          /s/ Geoffrey J.W. Kent                              Director
___________________________________________
            Geoffrey J.W. Kent

___________________________________________                   Director
             James F. McDonald

        /s/ Douglas H. McCorkindale                           Director
___________________________________________
          Douglas H. McCorkindale

           /s/ Michael R. Steed                               Director
___________________________________________
             Michael R. Steed