Form 10-Q/A
period 2000-03-31
GLOBAL CROSSING LTD
filed 2000-09-21
CIK 1061322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        AMENDMENT NO. 1 ON FORM 10-Q/A
                                      TO
                                   FORM 10-Q

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of September 1, 2000: 903,965,490 shares, including 22,033,758 treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   This Amendment No. 1 on Form 10-Q/A amends and restates the Company's Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2000 which was filed with the Securities and Exchange Commission on May 22, 2000.

   On July 11, 2000, the Company entered into an agreement to sell its incumbent local exchange carrier business, acquired as part of the Company's acquisition of Frontier Corporation, to Citizens Communications for $3.65 billion in cash, subject to certain adjustments concerning closing date liabilities and working capital balances. This Amendment No. 1 reflects the financial position and results of operations of the incumbent local exchange carrier business as discontinued operations for all periods since the date of the Frontier acquisition.

   In addition, pursuant to a limited review by and subsequent discussions with the accounting staff of the Securities and Exchange Commission, this Amendment No. 1 adjusts the Company's consolidated financial statements for the quarter ended March 31, 2000 to revise the estimated useful life of the $1.5 billion goodwill related to GlobalCenter from 10 to 5 years. GlobalCenter was acquired in September 1999 as part of the Company's acquisition of Frontier Corporation. As a result, loss applicable to common shareholders increased by $41 million for the three months ended March 31, 2000. This adjustment has no impact on the Company's cash flow or its compliance with its debt agreements.

   This Amendment No. 1 also updates various disclosures primarily related to the above. This filing reflects modifications made in the Company's Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 1999 and should be read in conjunction with that amendment.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                      For the quarter ended March 31, 2000

                                     INDEX

                                                                            Page
                                                                            ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Condensed Consolidated Statements of Operations.................    3

          Condensed Consolidated Balance Sheets...........................    4

          Condensed Consolidated Statements of Cash Flows.................    5

          Condensed Consolidated Statements of Comprehensive Income.......    7

          Notes to Condensed Consolidated Financial Statements............    8

 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of
           Operations.....................................................   20


 Item 3.  Quantitative and Qualitative Disclosures about Market Risk......   29

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings...............................................   31

 Item 2.  Changes in Securities and Use of Proceeds.......................   31

 Item 3.  Defaults Upon Senior Securities.................................   31

 Item 4.  Submission of Matters to A Vote of Security Holders.............   31

 Item 5.  Other Information...............................................   31

 Item 6.  Exhibits and Reports on Form 8-K................................   32

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements


                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                              For the
                                                        Three Months Ended
                                                      ------------------------
                                                       March 31,    March 31,
                                                         2000         1999
                                                      -----------  -----------
REVENUE.............................................. $   932,694  $   176,319
                                                      -----------  -----------
EXPENSES:
 Cost of sales.......................................     579,907       69,387
 Operations, administration and maintenance..........      92,393       12,026
 Sales and marketing.................................      78,234       10,437
 Network development.................................      19,209        7,376
 General and administrative..........................     152,126       35,815
 Depreciation and amortization.......................     103,659          211
 Goodwill and intangibles amortization...............     153,502          --
                                                      -----------  -----------
                                                        1,179,030      135,252
                                                      -----------  -----------
OPERATING INCOME (LOSS)..............................    (246,336)      41,067
EQUITY IN LOSS OF AFFILIATES.........................      (5,629)      (2,736)
MINORITY INTEREST....................................     (15,731)         --
OTHER INCOME (EXPENSE):
 Interest income.....................................      15,050       14,392
 Interest expense....................................     (83,993)     (23,779)
 Other expense, net..................................      (5,074)         --
                                                      -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES..........................    (341,713)      28,944
 Benefit (provision) for income taxes................      15,726      (16,142)
                                                      -----------  -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS.............    (325,987)      12,802
 Income from discontinued operations, net of income
  tax of $20,726.....................................      23,168          --
 Cumulative effect of change in accounting
  principle, net of income tax benefit of $1,400.....         --       (14,710)
                                                      -----------  -----------
INCOME (LOSS)........................................    (302,819)      (1,908)
 Preferred stock dividends...........................     (45,258)     (13,044)
                                                      -----------  -----------
INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS...... $  (348,077) $   (14,952)
                                                      ===========  ===========
INCOME (LOSS) PER COMMON SHARE:
 Income (loss) from continuing operations applicable
  to common shareholders
   Basic and diluted................................. $     (0.48) $     (0.00)
                                                      ===========  ===========
 Discontinued operations
   Basic and diluted................................. $      0.03  $       --
                                                      ===========  ===========
 Cumulative effect of change in accounting principle
   Basic and diluted................................. $       --   $     (0.04)
                                                      ===========  ===========
 Income (loss) applicable to common shareholders
   Basic and diluted................................. $     (0.45) $     (0.04)
                                                      ===========  ===========
 Shares used in computing income (loss) per share
   Basic and diluted................................. 778,780,323  410,797,073
                                                      ===========  ===========

   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                       March 31,   December 31,
                                                         2000          1999
                                                      -----------  ------------
                                                      (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.........................  $ 1,249,263  $ 1,629,546
  Restricted cash and cash equivalents..............       70,997       17,092
  Accounts receivable, net..........................      815,204      861,583
  Other assets and prepaid costs....................      295,126      223,862
                                                      -----------  -----------
   Total current assets.............................    2,430,590    2,732,083
Restricted cash and cash equivalents................       69,545      138,118
Accounts receivable, net............................       42,419       52,052
Property and equipment, net.........................    6,999,497    5,057,102
Goodwill and intangibles, net.......................    7,682,979    7,825,554
Investment in and advances to/from affiliates, net..      596,818      317,957
Other assets........................................      732,494      655,594
Net assets of discontinued operations...............    2,484,615    2,502,850
                                                      -----------  -----------
   Total assets.....................................  $21,038,957  $19,281,310
                                                      ===========  ===========
LIABILITIES
Current liabilities:
  Accrued construction costs........................  $   570,461  $   275,361
  Accounts payable and accrued liabilities..........      776,452      862,433
  Accrued interest and preferred dividends..........      161,370       64,333
  Deferred revenue..................................      208,138      124,775
  Income taxes payable..............................       65,051      127,449
  Current portion of long term debt.................        8,511        2,071
  Other current liabilities.........................      269,983      259,729
                                                      -----------  -----------
   Total current liabilities........................    2,059,966    1,716,151
Long-term debt......................................    5,913,288    4,899,596
Deferred revenue....................................      488,312      382,305
Deferred credits and other..........................      742,288      669,326
                                                      -----------  -----------
   Total liabilities................................    9,203,854    7,667,378
                                                      -----------  -----------
Minority interest...................................      478,030      351,338
                                                      -----------  -----------
Mandatorily redeemable and cumulative convertible
 preferred stock:
  10 1/2% mandatorily Redeemable Preferred Stock,
   5,000,000 shares issued and outstanding, $100
   liquidation preference per share.................      486,517      485,947
                                                      -----------  -----------
  6 3/8% Cumulative Convertible Preferred Stock,
   10,000,000 shares issued and outstanding, $100
   liquidation preference per share.................      969,000      969,000
                                                      -----------  -----------
  6 3/8% Cumulative Convertible Preferred Stock,
   Series B, 400,000 shares issued and outstanding,
   $1000 liquidation preference per share...........      400,000          --
                                                      -----------  -----------
  7% Cumulative Convertible Preferred Stock,
   2,600,000 shares issued and outstanding, $250
   liquidation preference per share.................      629,750      629,750
                                                      -----------  -----------
SHAREHOLDERS' EQUITY
Common stock, 3,000,000,000 shares authorized, par
 value $.01 per share, 803,604,237 and 799,137,142
 shares issued as of March 31, 2000 and December 31,
 1999, respectively.................................        8,030        7,992
Treasury stock, 22,033,758 shares...................     (209,415)    (209,415)
Additional paid-in capital and other shareholders'
 equity.............................................    9,575,617    9,578,927
Accumulated deficit.................................     (502,426)    (199,607)
                                                      -----------  -----------
   Total stockholders' equity.......................    8,871,806    9,177,897
                                                      -----------  -----------
   Total liabilities and shareholders' equity.......  $21,038,957  $19,281,310
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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2000 and 1999
                                 (In thousands)
                                  (Unaudited)

                                                              For the
                                                         Three Months Ended
                                                        ---------------------
                                                        March 31,   March 31,
                                                           2000       1999
                                                        ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................... $ (302,819) $  (1,908)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
  Net income from discontinued operations..............    (23,168)       --
  Cumulative effect of change in accounting principle..        --      14,710
  Equity in loss of affiliates.........................      5,629      2,736
  Depreciation and amortization........................    257,161        211
  Provision for doubtful accounts......................     12,118      1,864
  Stock related expense................................     18,850     16,716
  Deferred income taxes................................     (9,210)    22,125
  Capacity available for sale..........................        --      58,539
  Non-cash cost of sales...............................     99,056        --
  Minority Interest....................................     15,731        --
  Other................................................      3,290     (4,831)
  Changes in operating assets and liabilities..........    100,924   (129,603)
                                                        ----------  ---------
    Net cash provided by (used in) operating
     activities........................................    177,562    (19,441)
                                                        ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress and capacity
 available for sale....................................   (501,622)  (143,337)
Investment in and advances to affiliates...............    (65,102)   (12,860)
Effect of the consolidation of PC-1, net of cash
 acquired..............................................    (19,979)       --
Purchase of marketable securities......................    (81,200)       --
Purchases of property and equipment....................   (307,984)    (1,811)
                                                        ----------  ---------
    Net cash used in investing activities..............   (975,887)  (158,008)
                                                        ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net............     40,867        834
Proceeds from long term debt...........................    300,703      9,083
Repayment of long term debt............................    (11,233)   (26,825)
Preferred dividends....................................    (22,535)       --
Finance costs incurred.................................        --         (77)
Minority interest investment in subsidiary.............     53,472        --
Change in restricted cash and cash equivalents.........     14,668    (47,811)
                                                        ----------  ---------
    Net cash provided by (used in) financing
     activities........................................    375,942    (64,796)
    Net cash provided by discontinued
     operations........................................     42,100        --
                                                        ----------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............   (380,283)  (242,245)
CASH AND CASH EQUIVALENTS, beginning of period.........  1,629,546    806,593
                                                        ----------  ---------
CASH AND CASH EQUIVALENTS, end of period............... $1,249,263  $ 564,348
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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

               For the Three Months Ended March 31, 2000 and 1999
                                 (In thousands)
                                  (Unaudited)

                                                                For the
                                                          Three Months Ended
                                                          --------------------
                                                          March 31,  March 31,
                                                            2000       1999
                                                          ---------  ---------
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
Costs incurred for construction in progress and capacity
 available for sale.....................................  $(637,996) $(180,119)
Accrued construction costs..............................    134,284     14,282
Accrued interest........................................        --      19,448
Amortization of deferred finance costs and other........      2,090      3,052
                                                          ---------  ---------
Cash paid for construction in progress and capacity
 available for sale.....................................  $(501,622) $(143,337)
                                                          =========  =========
Non-cash purchases of property and equipment............  $     --   $ (38,300)
                                                          =========  =========
Investments in affiliates:
  Costs of investments in affiliates....................  $(468,851) $     --
  Preferred stock issued for investment in joint
   venture..............................................    400,000        --
                                                          ---------  ---------
                                                          $ (68,851) $     --
                                                          =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid and capitalized...........................  $  35,409  $   6,132
                                                          =========  =========
Interest paid (net of capitalized interest).............  $  35,118  $     772
                                                          =========  =========
Cash paid for taxes.....................................  $  22,516  $   1,788
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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               For the Three Months Ended March 31, 2000 and 1999
                                 (In thousands)
                                  (Unaudited)

                                                              For the
                                                         Three Months Ended
                                                   -----------------------------
                                                   March 31, 2000 March 31, 1999
                                                   -------------- --------------
Net loss..........................................   $(302,819)      $(1,908)
Unrealized gain on securities.....................         157           --
Foreign currency translation adjustment...........     (22,792)       (4,930)
                                                     ---------       -------
Comprehensive loss................................   $(325,454)      $(6,838)
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

  On July 11, 2000, the Company entered into an agreement to sell the Incumbent Local Exchange Carrier ("ILEC") business segment to Citizens Communications Company ("Citizens") for $3.65 billion in cash, subject to certain adjustments concerning closing date liabilities, working capital balances and performance measurements as defined in the agreement. In connection with the sales agreement, the Company and Citizens Communications entered into a strategic agreement to provide long distance services to the ILEC business. The segment has been shown in the accompanying financial statements as discontinued operations.

  In July 2000, the Company restated its financial statements to revise the estimated useful life of goodwill related to GlobalCenter from 10 years to 5 years. As a result, loss applicable to common shareholders and loss per share increased by $41 million and $0.05 per share, respectively, for the three months ended March 31, 2000.

(2) Basis of Presentation

  The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999, include the accounts of Global Crossing Ltd. and its consolidated subsidiaries. All material inter-company balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

  The accompanying unaudited condensed consolidated financial statements do not include all footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Amendment No.1 on Form 10-K/A for the fiscal year ended December 31, 1999.

(3) Significant Accounting Policies

 Revenue Recognition

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

  Prior to July 1, 1999, substantially all CPAs were treated as sales-type leases as described in Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"). On July 1, 1999, the Company adopted Financial Accounting Standards Board Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"), which requires prospective transactions to meet the criteria set forth in Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66")to qualify for sales-type lease accounting. Since sales of terrestrial capacity did not meet the new criteria, the terrestrial portion of CPAs executed subsequent to June 30, 1999 were recognized over the terms of the contracts, as services.

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

  The principal effect of the change in the type of contracts offered to the Company's customers beginning on January 1, 2000 is that an increasing percentage of capacity sales will be accounted for as operating leases

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
rather than sales-type leases, resulting in more revenue from such sales being deferred into future periods than was previously the case. Accordingly, this change in contract terms will reduce revenue recognized upon activation of circuits in earlier periods and increase revenue recognized in later periods.

  As of December 31, 1999, the Company had an aggregate backlog of approximately $700 million in capacity sales contracts for which revenue will be recognized using sales-type lease accounting upon activation. For the remaining backlog as of that date, revenue will be recognized using operating lease accounting, that is amortized over the life of the contract.

  For the three months ended March 31, 2000 and March 31, 1999, $166 million and $170 million in revenue, respectively, was recognized using sales-type lease accounting.

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

(5) Acquisitions

  The Acquisitions are being accounted for under the purchase method of accounting for business combinations. The initial purchase price of the Acquisitions were allocated based on the estimated fair value of acquired assets and liabilities at the date of acquisition. The Company will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the presented estimate. Following is the unaudited pro forma results of the Company, assuming the Acquisitions, as adjusted for the sale of the ILEC business, had been completed at the beginning of the period presented:

                                                                  Three Months
                                                                     Ended
                                                                 March 31, 1999
                                                                 --------------
   Revenue.....................................................   $    852,238
                                                                  ============
   Income (loss) from continuing operations applicable to
    common shareholders........................................   $   (174,546)
                                                                  ============
   Income (loss) applicable to common shareholders.............   $   (323,116)
                                                                  ============
   Income (loss) from continuing operations per common share:
     Income (loss) from continuing operations applicable to
      common shareholders, basic and diluted...................   $      (0.23)
                                                                  ============
     Income (loss) applicable to common shareholders, basic and
      diluted..................................................   $      (0.42)
                                                                  ============
     Shares used in computing loss from continuing operations
      per share, basic and diluted.............................    762,470,473
                                                                  ============

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

(6) Property and Equipment

  Property and equipment consist of the following:

                                                        March 31,   December 31,
                                                           2000         1999
                                                        ----------  ------------
   Land................................................ $   10,848   $      689
   Buildings...........................................    133,448       87,928
   Leasehold improvements..............................     29,870       26,412
   Furniture, fixtures and equipment...................    875,171      717,570
   Transmission equipment..............................  2,616,325    1,851,401
                                                        ----------   ----------
                                                         3,665,662    2,684,000
   Accumulated depreciation............................   (200,542)     (82,663)
                                                        ----------   ----------
                                                         3,465,120    2,601,337
   Construction in progress............................  3,534,377    2,455,765
                                                        ----------   ----------
   Total property and equipment........................ $6,999,497   $5,057,102
                                                        ==========   ==========

(7) Shareholders' Equity

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  The information below summarizes certain financial data of the Company by segment (in thousands):

                                                         March 31,   March 31,
                                                           2000         1999
                                                        -----------  ----------
Telecommunications Services:
Revenue:
Commercial............................................. $   327,020  $      --
Consumer...............................................      43,644         --
Carrier:
  Sales-type leases....................................     161,951     170,055
  Services.............................................     327,813       6,264
                                                        -----------  ----------
  Total carrier........................................     489,764     176,319
                                                        -----------  ----------
Total revenue.......................................... $   860,428  $  176,319
                                                        ===========  ==========
Operating income (loss)................................ $  (232,888) $   41,607
                                                        ===========  ==========
Adjusted EBITDA........................................ $   286,499  $  128,208
                                                        ===========  ==========
Cash paid for capital expenditures..................... $   779,291  $  145,148
                                                        ===========  ==========
Total assets........................................... $17,149,739  $2,689,797
                                                        ===========  ==========
Installation and Maintenance:
Revenue................................................ $    72,266  $      --
                                                        ===========  ==========
Operating income (loss)................................ $      (864) $      --
                                                        ===========  ==========
Adjusted EBITDA........................................ $    20,748  $      --
                                                        ===========  ==========
Cash paid for capital expenditures..................... $    30,315  $      --
                                                        ===========  ==========
Total assets........................................... $ 1,404,603  $      --
                                                        ===========  ==========
Corporate Operations and Other:
Operating income (loss)................................ $   (12,584) $      --
                                                        ===========  ==========
Adjusted EBITDA........................................ $   (12,584) $      --
                                                        ===========  ==========
Total assets........................................... $ 2,484,615  $      --
                                                        ===========  ==========
Consolidated:
Revenues............................................... $   932,694  $  176,319
                                                        ===========  ==========
Operating income (loss)................................ $  (246,336) $   41,067
                                                        ===========  ==========
Adjusted EBITDA........................................ $   294,663  $  128,208
                                                        ===========  ==========
Cash paid for capital expenditures..................... $   809,606  $  145,148
                                                        ===========  ==========
Total assets........................................... $21,038,957  $2,689,797
                                                        ===========  ==========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

  Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is calculated as operating income (loss), plus goodwill amortization, depreciation and amortization, non-cash cost of capacity sold, stock related expenses, and incremental cash deferred revenue. This definition is consistent with financial covenants contained in Global Crossing Ltd.'s major financial agreements. Global Crossing Ltd's management uses Adjusted EBITDA to monitor its compliance with Global Crossing's financial covenants and to measure the performance and liquidity of its reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The calculation of Adjusted EBITDA is as follows:

                                                            Three Months Ended
                                                                March 31,
                                                            -------------------
                                                              2000       1999
                                                            ---------  --------
     Operating income (loss)............................... $(246,336) $ 41,067
     Goodwill amortization.................................   153,502       --
     Depreciation and amortization.........................   103,659       211
     Stock related expense.................................    18,850    16,716
     Non-cash cost of capacity sold........................    99,056    53,514
     Incremental cash deferred revenue.....................   165,932    16,700
                                                            ---------  --------
     Adjusted EBITDA....................................... $ 294,663  $128,208
                                                            =========  ========

(9) Pending Accounting Standards

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which is required to be adopted by the Company in the quarter ending December 31, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. Management is currently assessing the impact of SAB 101 on the results of operations and financial position of the Company.

(10) Reclassifications

  Certain prior year amounts have been reclassified in the condensed consolidated financial statements for consistent presentation to current year amounts.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

(11) Discontinued Operations

   On July 11, 2000, the Company entered into an agreement to sell the Incumbent Local Exchange Carrier ("ILEC") business segment to Citizens Communications Company ("Citizens") for $3.65 billion in cash, subject to certain adjustments concerning closing date liabilities, working capital balances and performance measurements as defined in the agreement. In connection with the sales agreement, the Company and Citizens entered into a strategic agreement to provide long distance services to the ILEC business. As a result of this transaction, the Company's financial statements reflect the financial position and results of operation, of the ILEC business as discontinued operations for all periods presented since the date of the Frontier acquisition. The sale is anticipated to be completed in early 2001. The Company anticipates income from discontinued operations and a gain; therefore, no losses have been accrued. The estimated gain (net of tax) from the disposal of discontinued operations will decrease goodwill recorded upon the Acquisition of Frontier by the Company in September 1999. Summary financial information of the ILEC business segment is as follows:

                                                                       As of
                                                                     March 31,
                                                                        2000
                                                                    ------------
BALANCE SHEET DATA:
  Assets...........................................................  $2,854,392
  Liabilities......................................................    (369,777)
                                                                     ----------
  Net Assets of discontinued operations............................  $2,484,615
                                                                     ==========

                                                                      For the
                                                                    Three Months
                                                                       Ended
                                                                     March 31,
                                                                        2000
                                                                    ------------
INCOME STATEMENT DATA:
  Revenue..........................................................  $  186,822
  Expenses.........................................................    (148,928)
                                                                     ----------
  Operating income.................................................      37,894
  Interest income, net.............................................       6,065
  Other expenses...................................................         (65)
  Provision for income taxes.......................................     (20,726)
                                                                     ----------
  Income from discontinued operations..............................  $   23,168
                                                                     ==========

(12) Significant Events

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

  On January 26, 2000, AGC announced an agreement to create GlobalCenter Japan, a joint venture with Japan's Internet Research Institute, Inc. ("IRI"). GlobalCenter Japan will design, develop and construct a media

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
distribution center in Japan providing connectivity worldwide through the Global Crossing Network. The joint venture will also develop and provide complex web hosting services, e-commerce support and applications hosting solutions. AGC will own 89 percent of GlobalCenter Japan, with IRI owning the remaining 11 percent.

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

(13) Global Crossing Ltd. Consolidating Financial Information

  After shareholder approval and the implementation of the proposed tracking stock structure discussed in Note 14, we intend to separate for financial reporting purposes the Global Crossing group and the GlobalCenter group. Below is the consolidating financial information of the Global Crossing group and the GlobalCenter group. The financial information reflects the businesses of the Global Crossing group and the GlobalCenter group, including the allocation of revenues and expenses between the Global Crossing group and the GlobalCenter group in accordance with our allocation policies. The group presented below excludes the shares of GlobalCenter group stock reserved for issuance for the benefit of the Global Crossing group or for holders of Global Crossing group stock.

  For each group, we attribute assets, liabilities, equity, revenue and expenses, except shared corporate services, based on specific identification of the companies which we include in each group.

  We directly charge specifically identified costs for shared corporate services to each group based upon use of those services. Where determinations based on use alone are not practical, we use other methods and criteria, based on revenues, expenses, net assets or income that we believe are fair and provide a reasonable allocation of the cost of shared corporate services used by the groups. Shared corporate services include executive management, human resources, legal accounting and auditing, tax, treasury, strategic planning, media and investor relations and corporate technology.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

(13) Global Crossing Ltd. Consolidating Financial Information--(Continued)

                                                 As of March 31, 2000
                                          ------------------------------------
                                            Global       Global      Global
                                           Crossing      Center     Crossing
                                             Group       Group        Ltd.
                                          -----------  ----------  -----------
ASSETS:
Current Assets:
  Cash and cash equivalents.............. $ 1,249,263  $      --   $ 1,249,263
  Restricted cash and cash equivalents...      70,997         --        70,997
  Accounts receivable, net...............     784,895      30,309      815,204
  Other assets and prepaid costs.........     280,049      15,077      295,126
                                          -----------  ----------  -----------
    Total current assets.................   2,385,204      45,386    2,430,590
Restricted cash and investments..........      69,545         --        69,545
Accounts receivable, net.................      42,419         --        42,419
Property, plant and equipment, net.......   6,837,256     162,241    6,999,497
Goodwill and intangibles, net............   6,346,119   1,336,860    7,682,979
Investment in and advances to/from
 affiliates..............................     596,818         --       596,818
Other assets.............................     722,623       9,871      732,494
Net assets of discontinued operations....   2,484,615         --     2,484,615
                                          -----------  ----------  -----------
    Total assets......................... $19,484,599  $1,554,358  $21,038,957
                                          ===========  ==========  ===========
LIABILITIES:
Current liabilities:
  Accrued construction costs............. $   570,461  $      --   $   570,461
  Accounts payable and accrued
   liabilities...........................     731,795      44,657      776,452
  Accrued interest and preferred
   dividends.............................     161,370         --       161,370
  Deferred revenue.......................     208,138         --       208,138
  Income taxes payable...................      65,051         --        65,051
  Current portion of long term debt......       8,511         --         8,511
  Other current liabilities..............     256,801      13,182      269,983
                                          -----------  ----------  -----------
    Total current liabilities............   2,002,127      57,839    2,059,966
Long-term debt...........................   5,913,288         --     5,913,288
Deferred revenue.........................     488,312         --       488,312
Deferred credits and other...............     714,537      27,751      742,288
                                          -----------  ----------  -----------
    Total liabilities....................   9,118,264      85,590    9,203,854
                                          -----------  ----------  -----------
MINORITY INTEREST........................     478,030         --       478,030
                                          -----------  ----------  -----------
MANDATORILY REDEEMABLE PREFERRED STOCK...   2,485,267         --     2,485,267
                                          -----------  ----------  -----------
SHAREHOLDERS' EQUITY
  Common stock...........................       8,030         --         8,030
  Treasury stock.........................    (209,415)        --      (209,415)
  Other shareholders' equity.............   7,950,254   1,625,363    9,575,617
  Accumulated deficit....................    (345,831)   (156,595)    (502,426)
                                          -----------  ----------  -----------
                                            7,403,038   1,468,768    8,871,806
                                          -----------  ----------  -----------
    Total liabilities and shareholders'
     equity.............................. $19,484,599  $1,554,358  $21,038,957
                                          ===========  ==========  ===========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

(13) Global Crossing Ltd. Consolidating Financial Information--(Continued)

                                 For the Three Months Ended March 31, 2000
                                ---------------------------------------------
                                  Global     Global                  Global
                                 Crossing    Center                 Crossing
                                  Group      Group    Eliminations    Ltd.
                                ----------  --------  ------------ ----------
REVENUE                         $  896,707  $ 38,309    $(2,322)   $  932,694
                                ----------  --------    -------    ----------
EXPENSES:
  Cost of sales................    547,698    34,531     (2,322)      579,907
  Operations, administration
   and maintenance.............     92,393       --         --         92,393
  Sales and marketing..........     75,100     3,134        --         78,234
  Network development..........     19,209       --         --         19,209
  General and administrative...    142,970     9,156        --        152,126
  Depreciation and
   amortization................    100,504     3,155        --        103,659
  Goodwill and intangibles
   amortization................     79,232    74,270        --        153,502
                                ----------  --------    -------    ----------
                                 1,057,106   124,246     (2,322)    1,179,030
                                ----------  --------    -------    ----------
OPERATING INCOME (LOSS) .......   (160,399)  (85,937)       --       (246,336)
EQUITY IN INCOME (LOSS) OF
 AFFILIATES....................     (5,629)      --         --         (5,629)
MINORITY INTEREST..............    (15,731)      --         --        (15,731)
OTHER INCOME (EXPENSE):
  Interest income..............     15,050       --         --         15,050
  Interest expense.............    (83,993)      --         --        (83,993)
  Other income (expense), net..     (4,863)     (211)       --         (5,074)
                                ----------  --------    -------    ----------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE PROVISION
 FOR INCOME TAXES                  255,565   (86,148)       --       (341,713)
  Provision for income taxes ..      7,018     8,708        --         15,726
                                ----------  --------    -------    ----------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS....................   (248,547)  (77,440)       --       (325,987)
  Income from discontinued
   operations..................     23,168       --         --         23,168
                                ----------  --------    -------    ----------
NET LOSS.......................   (225,379)  (77,440)       --       (302,819)
  Preferred stock dividends....    (45,258)      --         --        (45,258)
                                ----------  --------    -------    ----------
INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS........... $ (270,637) $(77,440)   $   --     $ (348,077)
                                ==========  ========    =======    ==========

ADJUSTED EBITDA:
  Operating income (loss)...... $ (160,399) $(85,937)   $   --     $ (246,336)
  Depreciation and
   amortization................    179,736    77,425        --        257,161
  Cash portion of change in
   deferred revenue............    165,932       --         --        165,932
  Stock related expenses.......     18,850       --         --         18,850
  Cost of capacity sold--
   undersea....................     99,056       --         --         99,056
                                ----------  --------    -------    ----------
ADJUSTED EBITDA................ $  303,175  $ (8,512)   $   --     $  294,663
                                ==========  ========    =======    ==========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

(13) Global Crossing Ltd. Consolidating Financial Information--(Continued)

                                                For the Three Months Ended
                                                      March 31, 2000
                                              --------------------------------
                                                Global     Global     Global
                                               Crossing    Center    Crossing
                                                Group      Group       Ltd.
                                              ----------  --------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................  $ (225,379) $(77,440)  $(302,819)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Net income from discontinued operations...     (23,168)              (23,168)
  Cumulative effect of change in accounting
   principle................................         --        --          --
  Equity in loss of affiliates..............       5,629       --        5,629
  Depreciation and amortization.............     179,736    77,425     257,161
  Provision for doubtful accounts...........      12,118       --       12,118
  Stock related expense.....................      18,850       --       18,850
  Deferred income taxes.....................      (7,705)   (1,505)     (9,210)
  Capacity available for sale...............         --        --          --
  Non-cash cost of sales....................      99,056       --       99,056
  Minority Interest.........................      15,731       --       15,731
  Other.....................................       2,596       --        2,596
  Changes in operating assets and
   liabilities..............................      92,810     8,114     100,924
                                              ----------  --------  ----------
    Net cash provided by (used in) operating
     activities.............................     170,274     6,594     176,868
                                              ----------  --------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress and
 capacity available for sale................    (501,622)      --     (501,622)
Investment in and advances to affiliates....     (65,102)      --      (65,102)
Effect of the consolidation of PC-1, net of
 cash acquired..............................     (19,979)      --      (19,979)
Purchase of marketable securities...........     (71,200)  (10,000)    (81,200)
Purchases of property and equipment.........    (258,900)  (49,084)   (307,984)
                                              ----------  --------  ----------
    Net cash used in investing activities...    (916,803)  (59,084)   (975,887)
                                              ----------  --------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock,
 net........................................      40,867       --       40,867
Proceeds from long term debt................     300,703       --      300,703
Repayment of long term debt.................     (11,153)      (80)    (11,233)
Preferred dividends.........................     (22,535)      --      (22,535)
Finance costs incurred......................         694       --          694
Minority interest investment in subsidiary..      53,472       --       53,472
Change in restricted cash and cash
 equivalents................................      14,668       --       14,668
Funds allocated by Frontier
 Corporation/Global Crossing Ltd., net......     (52,570)   52,570        --
                                              ----------  --------  ----------
    Net cash provided by (used in) financing
     activities.............................     324,146    52,490     376,636
    Net cash provided by (used in)
     discontinued operations................      42,100       --       42,100
                                              ----------  --------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...    (380,283)      --     (380,283)
CASH AND CASH EQUIVALENTS, beginning of
 period.....................................   1,629,546       --    1,629,546
                                              ----------  --------  ----------
CASH AND CASH EQUIVALENTS, end of period....  $1,249,263  $    --   $1,249,263
                                              ==========  ========  ==========

(14) Subsequent Events

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

  We and our subsidiary, South American Crossing (Subsea) Ltd., filed a lawsuit, on May 22, 2000, against Tyco Submarine Systems Ltd., in the United States District Court for the Southern District of New York. Our complaint alleges fraud, theft of trade secrets, breach of contract, and defamation related to Tyco's agreements to install the South American Crossing fiber-optic cable system. We are seeking damages, including punitive damages, in excess of $1 billion and attorneys' fees and costs, as well as a declaration that the construction and development agreement with Tyco is void due to Tyco's alleged fraud and injunctive relief barring Tyco from further misappropriation of trade secrets and confidential information. On June 13, 2000, Tyco answered the complaint, denying material allegations and asserting a variety of defenses to such claims. Additionally, Tyco asserted counterclaims that South American Crossing (Subsea) Ltd. breached its construction and development agreement with Tyco. Tyco seeks damages of not less than $150 million, attorneys' fees and costs and a declaration that, among other things, the construction and development agreement with Tyco is a valid, enforceable contract and that South American Crossing (Subsea) Ltd. breached the contract or, in the alternative, terminated the contract for convenience. On July 5, 2000, we answered Tyco's counterclaims, denying the material allegations.

  In addition, on May 22, 2000, our subsidiary, Atlantic Crossing Ltd., together with certain of its affiliates, filed arbitration claims against Tyco for breaches of its obligations in connection with various contracts for the development of its Atlantic Crossing-1 fiber-optic cable system. We are seeking unspecified monetary damages, a declaration that the various contracts for the development of Atlantic Crossing-1 are terminated and a return of misappropriated intellectual property. On June 22, 2000, Tyco responded to such claims, denying material allegations. Tyco additionally asserted counterclaims that we and our subsidiaries breached their various obligations under the development contracts. Tyco seeks among other things the denial of all relief sought by us and awards aggregating not less than $155 million and unspecified damages for breach of the agreements. In a settlement agreement dated as of August 30, 2000, Atlantic Crossing entered into an agreement with Tyco for the early termination of one of the contracts relating to Atlantic Crossing-1, the Operations, Administration and Maintenance, or the OA&M Agreement, in return for the payment of $19 million to Tyco. In addition, Atlantic Crossing and Tyco have agreed to drop their respective claims under the OA&M Agreement in the arbitration. The other claims asserted in the arbitration remain pending.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Financial Accounting Developments

  During the third and fourth quarters of 1999, changes in our business activities, together with a newly effective accounting standard, caused us to modify some of our practices regarding recognition of revenue and costs related to sales of capacity. None of the accounting practices described below affect its cash flows.

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

  As of March 31, 2000, we had an aggregate backlog of approximately $220 million in capacity sales contracts for which revenue will be recognized using sales-type lease accounting upon activation. For the remaining backlog as of that date, revenue will be recognized using operating lease accounting, that is amortized over the life of the contract.

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

Restatements

  Sale of Incumbent Local Exchange Carrier Business

  On July 11, 2000, we entered into an agreement to sell our incumbent local exchange carrier business, acquired as part of our acquisition of Frontier Corporation, to Citizens Communications for $3.65 billion in cash, subject to adjustments concerning closing date liabilities and working capital balances. We and Citizens Communications also entered into a strategic agreement under which we will provide long distance services to the ILEC business. The transaction is subject to both federal and state regulatory approvals, which are expected to take approximately nine months to obtain. As a result of this transaction, we have restated our financial statements to reflect the financial position and results of operations of the incumbent local exchange carrier business as discontinued operations for all periods presented since the date of the Frontier Corporation acquisition.

  Useful Life of GlobalCenter Goodwill

  Subsequent to the issuance of our audited financial statements for the year ended December 31, 1999 and our unaudited financial statements for the three months ended March 31, 2000, and following discussion with representatives of the Securities and Exchange Commission's Division of Corporation Finance concerning its review of our financial statements, we restated our financial statements for these periods to revise the estimated useful life of goodwill related to GlobalCenter from 10 years to 5 years.

  As a result, loss applicable to common shareholders and loss per share increased by $41 million and $0.08, respectively, for the year ended December 31, 1999 and increased by $41 million and $0.05, respectively, for the three months ended March 31, 2000. The restatement has no impact on cash flow or compliance with our debt agreements.

Acquisitions

  The Company completed its merger with Frontier (acquired September 28, 1999) and acquisitions of Global Marine Systems (acquired July 2, 1999), Racal Telecom (acquired November 24, 1999) and a 50% interest in the Hutchinson Global Crossing joint venture (completed January 12, 2000). The acquisition of these entities is referred to as the "Acquisitions", as adjusted for the sale of the ILEC segment. The increase in revenue and expenses for the three months ended March 31, 2000 is primarily due to these transactions. As the Acquisitions occurred subsequent to March 31, 1999, the comparability of the results of operations for the three months ended March 31, 2000 and 1999 is limited.

Results of Operations for the Three Months Ended March 31, 2000 and March 31,
1999

  During the second half of 1999, we completed our merger with Frontier Corporation and our acquisitions of Global Marine Systems and Racal Telecom. We refer to these acquisitions together as the "Acquisitions." The increase in revenue and expenses for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 is primarily due to these transactions. As the Acquisitions occurred subsequent to March 31, 1999, the comparability of the results of operations for the three months ended March 31, 2000 and 1999 is limited.

  Revenue. Revenue for the three months ended March 31, 2000 increased 428% to $933 million as compared to $176 million for the three months ended March 31, 1999. For the three months ended March 31, 2000, $162 million in revenue was recognized using sales-type lease accounting, while the remaining $698 million in revenue from our telecommunications services segment was accounted for using operating lease accounting. Cash revenue (revenue plus the cash portion of the change in deferred revenue) for the three months ended March 31, 2000 increased 511% to $1,099 million compared to $200 million for the three months ended March 31, 1999. The increase is due to the Acquisitions, which are included in the results of the first quarter of 2000, partially off-set by our business practice of selling capacity under terms that require amortization of revenue over the contract life rather than terms that qualify for immediate revenue recognition.

  On a pro forma basis, giving effect to the Acquisitions as of December 31, 1998, revenues for the three months ended March 31, 2000 increased 9% to $933 million as compared to $852 million for the three months ended March 31, 1999. The increase in pro forma revenue is primarily due to an increase in revenue from data products.

  Cost of sales. Cost of sales for the three months ended March 31, 2000 was $580 million, or 62% of revenue, compared to $69 million, or 39% of revenue, for the three months ended March 31, 1999. The increase is primarily attributable to the increase in revenue. Reduced margins for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 were due to lower margins in the businesses acquired and lower prices of subsea capacity sold to customers.

  Non-cash cost of undersea capacity sold was $99 million and $54 million during the three months ended March 31, 2000 and 1999, respectively.

  Operations, administration and maintenance. Operations, administration and maintenance costs for the three months ended March 31, 2000 were $92 million, or 10% of revenue, compared to $12 million, or 7% of revenue, for the three months ended March 31, 1999. The increase is primarily a result of the costs incurred in connection with the development of our network operations center, the expansion of our network and the expenses of the 1999 acquired companies.

  Sales and marketing. Sales and marketing expenses for the three months ended March 31, 2000 were $78 million, or 8% of revenue, compared to $10 million, or 6% of revenue, for the three months ended March 31, 1999. The increase was due to the additional expenses attributable to the 1999 acquired companies, expenses related to additions in headcount, plus occupancy costs, marketing costs and other promotional expenses.

  Network development. Network development costs for the three months ended March 31, 2000 were $19 million, or 2% of revenue, compared to $7 million, or 4% of revenue, for the three months ended March 31, 1999. The increase is due to the additional expenses attributable to the 1999 acquired companies, additional salaries, employee benefits, including stock compensation and professional fees associated with the expansion of our network.

  General and administrative. General and administrative expenses for the three months ended March 31, 2000 were $152 million, or 16% of revenue, compared to $36 million, or 20% of revenue, for the three months ended March 31, 1999. The increase was comprised principally of salaries, employee benefits, including stock compensation and recruiting for our need for increased staffing for multiple fiber optic systems, travel, professional fees, insurance costs and occupancy costs. The increase in general and administrative expenses is primarily attributable to the additional expenses of the 1999 acquired companies.

  Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2000 was $104 million, or 11% of revenue, compared to $0.2 million for the three months ended March 31, 1999. The increase is due to the Acquisitions and depreciation of subsea systems placed in service.

  Goodwill and intangibles amortization. Goodwill and intangibles amortization for the three months ended March 31, 2000 was $154 million resulting from the Acquisitions, which occurred after March 31, 1999.

  Minority interest. Minority interest for the three months ended March 31, 2000 was $16 million and relates to minority interest in net income of Pacific Crossing Ltd. and Asia Global Crossing.

  Interest income and interest expense. Interest income for the three months ended March 31, 2000 was $15 million, compared to $14 million for the three months ended March 31, 1999. The increase is due to interest earned on cash raised from financings and on capacity purchase agreement deposits. Interest expense for the three months ended March 31, 2000 was $84 million, compared to $24 million for the three months ended March 31, 1999. The increase is due to higher levels of debt outstanding resulting from the Acquisitions and capital spending on the expansion of the Global Crossing network.

  Benefit (provision) for income taxes. During the three months ended March 31, 2000, we recognized a benefit for income taxes of $16 million related to recognition of deferred tax assets for NOL carryforwards. During the three months ended March 31, 1999, we recognized a provision for income taxes of $16 million for taxes on profits earned from telecommunications services, installation and maintenance and other income where our subsidiaries have a presence in taxable jurisdictions.

  Income from discontinued operations. During the three months ended March 31, 2000, we reported income from discontinued operations, net of provision for income tax of $23 million, resulting from our incumbent local exchange carrier business.

  Cumulative effect of change in accounting principle. We adopted Statement of Position 98-5 (SOP 98-5), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, on January 1, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. We incurred a one-time charge during the three months ended March 31, 1999 of $15 million, net of tax benefit of $1,400, that represents start-up costs incurred and capitalized during previous periods.

  Net loss. Net loss for the three months ended March 31, 2000 was $303 million compared to $2 million for the three months ended March 31, 1999.

  Preferred stock dividends. Preferred stock dividends for the three months ended March 31, 2000 were $45 million compared to $13 million for the three months ended March 31, 1999. The increase is due to the additional issuances of preferred stock, the proceeds of which are used to fund acquisitions and capital spending.

  Net loss applicable to common shareholders. During the three months ended March 31, 2000, we reported net loss applicable to common shareholders of $348 million compared to $15 million for the three months ended March 31, 1999.

  Adjusted EBITDA. Adjusted EBITDA was $295 million for the three months ended March 31, 2000 compared to $128 million for the three months ended March 31, 1999. The increase in Adjusted EBITDA is due to the Acquisitions and the increase in the cash portion of the change in deferred revenue for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is calculated as operating income (loss), plus goodwill amortization, depreciation and amortization, non-cash cost of capacity sold, stock related expenses, incremental cash deferred revenue and amounts relating to the termination of an advisory services agreement. This definition is consistent with financial covenants contained in our major financial agreements. Our management uses Adjusted EBITDA to monitor compliance with our financial covenants and to measure the performance and liquidity of our reportable segments. This information should not be considered an alternative to any measure of performance as promulgated under GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

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

  Cash provided by and used in operating activities was $177 million and $(19) million for the three months ended March 31, 2000 and 1999, respectively. The balances principally represent cash received from capacity sales and interest income received, less sales and marketing, network development and general and administrative expenses paid.

  Cash used in investing activities was $976 million and $158 million for the three months ended March 31, 2000 and 1999, respectively. The balances represent cash paid for construction in progress, purchases of property and equipment and investments in affiliates.

  Cash provided by financing activities was $377 million for the three months ended March 31, 2000 and primarily represents borrowings under the senior secured corporate facility, proceeds from the issuance of common stock and a decrease in restricted cash and cash equivalents, partially offset by repayments of borrowings under long term debt and payment of dividends on preferred stock. Cash used in financing activities was $65 million for the three months ended March 31, 1999 and primarily relates to repayments of borrowings under the AC-1 credit facility and the increase in restricted cash and cash equivalents.

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

Information Regarding Forward-Looking Statements

   The Company has included "forward-looking statements" throughout this Amendment No.1 on Form 10-Q/A. These forward-looking statements describe management's intentions, beliefs, expectations or predictions for the future. The Company uses the words "believe," "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include:

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

                                                                                               Fair Value
 Expected maturity dates   2000    2001    2002     2003     2004    Thereafter    Total     March 31, 2000
------------------------  ------- ------- ------- -------- --------  ----------  ----------  --------------
     (in thousands)
DEBT
Non Current--US$
 denominated
9 1/2% Senior Notes due
 2009...................      --      --      --       --       --   $1,100,000  $1,100,000    $1,057,375
 Average interest
  rates--fixed..........                                                                9.5%
9 1/8% Senior Notes due
 2006...................      --      --      --       --       --      900,000     900,000       852,750
 Average interest
  rates--fixed..........                                                                9.1%
9 5/8% Senior Notes due
 2008...................      --      --      --       --       --      800,000     800,000       772,000
 Average interest
  rates--fixed..........                                                                9.6%
Senior Secured Revolving
 Credit Facility........      --      --      --       --  $884,597         --      884,597       884,597
 Average interest
  rates--variable.......                                                                 (1)
Racal Term Loan A.......      --      --      --       --       --      636,639     636,639       636,639
 Average interest
  rates--variable.......                                                                 (2)
Racal Term Loan B
and Ancillary Facility..      --      --      --       --       --       113,163    113,163       113,163
 Average interest
 rates--variable........                                                                 (3)
Medium Term Notes,
 7.51%-9.3%
 Due 2000 to 2021.......  $87,500 $71,500     --       --    20,000     100,000     279,000       263,649
 Average interest
  rates--fixed..........                                                                9.0%
7% Senior Notes due
 2004...................      --      --      --       --   300,000         --      300,000       274,605
 Average interest
  rates--fixed..........                                                                7.3%
Pacific Crossing Term
 Loan A-1...............      --   80,000 $90,000 $110,000  115,000      30,000     425,000       425,000
 Average interest
  rates--variable.......                                                                 (5)
Pacific Crossing Term
 Loan B.................      --  $ 3,260 $ 3,260 $  3,260 $  3,260     311,960     325,000       325,000
 Average interest
  rates--variable.......                                                                 (6)
6% Dealer Remarketable
 Securities (DRS) due
 2013...................      --      --      --       --       --      200,000     200,000       178,423
 Average interest
  rates--fixed..........                                                                 (4)
Other...................      --      --      --       --       --        9,437       9,437         8,115
 Average interest
  rates--fixed..........                                                                 (7)
DERIVATIVE INSTRUMENTS
Interest rate swap
 floating for fixed--
 Contract notional
 amount.................      --      --      --       --       --      200,000     200,000       210,984
 Fixed rate assumed by
  GCL...................                                                                 (8)
 Variable rate assumed
  by Counterparty.......                                                                7.3%
Interest rate swap fixed
 for floating--Contract
 notional amount........      --      --      --       --  $698,888  $  198,888  $  897,776    $  872,775
 Average floating rate
  assumed by GCL........                                                                 (9)
 Average fixed rate
  assumed by
  Counterparty..........                                        5.6%        6.9%

-------
(1) The interest rate is 3 month US dollar LIBOR + 2.25% which was 8.5% as of March 31, 2000.

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

 Foreign Currency Risk

  For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the financial statements included elsewhere in this proxy statement.

  For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. As of and for the three months ended March 31, 2000 and 1999, we incurred a foreign currency translation loss of $23 million and $5 million, respectively. Foreign currency transaction gains and losses are included in the statement of operations as incurred.

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

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

  3.1 Certificate of Designations of 6 3/4% Cumulative Convertible Preferred
       Stock of the Registrant dated April 14, 2000 (incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed on May 15, 2000).

 10.1 Termination of Stockholders Agreement dated as of February 22, 2000 among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed on May 15, 2000).

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

 10.4 Letter agreement dated March 2, 2000 relating to the termination of the Employment Agreement dated as of February 9, 1999 between the Registrant and Robert Annunziata (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed on May 15, 2000).

 10.5 Clarification letter dated April 17, 2000, relating to the Employment
       Agreement dated as of December 5, 1999 between the Registrant and Leo J.
       Hindery, Jr. (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
       March 31, 2000, filed on May 15, 2000).

 10.6 Employment Term Sheet dated as of April 26, 2000 between the Registrant and Gary A. Cohen (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
       March 31, 2000, filed on May 15, 2000).

 10.7 Employment Term Sheet dated as of May 1, 2000 between the Registrant and
       Joseph P. Perrone (incorporated by reference to Exhibit 10.7 of the
       Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
       March 31, 2000, filed on May 15, 2000).

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

September 21, 2000