Form 10-Q
period 2000-09-30
GLOBAL CROSSING LTD
filed 2000-11-14
CIK 1061322

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

  For the quarterly period ended September 30, 2000

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of November 10, 2000: 907,683,489 shares, including 22,033,758 treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                    For the quarter ended September 30, 2000

                                     INDEX

                                                                           Page
                                                                           ----
 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements:

         Condensed Consolidated Statements of Operations................     3

         Condensed Consolidated Balance Sheets..........................     4

         Condensed Consolidated Statements of Cash Flows................     5

         Condensed Consolidated Statements of Comprehensive Income......     7

         Notes to Condensed Consolidated Financial Statements...........     8

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    17

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.....    26

 PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    28

 Item 2. Changes in Securities and Use of Proceeds......................    28

 Item 3. Defaults Upon Senior Securities................................    29

 Item 4. Submission of Matters to A Vote of Security Holders............    29

 Item 5. Other Information..............................................    29

 Item 6. Exhibits and Reports on Form 8-K...............................    29

                                    PART I.
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                          --------------------------  --------------------------
                              2000          1999          2000          1999
                          ------------  ------------  ------------  ------------
REVENUE.................  $  1,013,072  $    234,582  $  2,864,186  $    599,362
                          ------------  ------------  ------------  ------------
EXPENSES:
 Cost of sales..........       599,875       129,014     1,810,964       279,307
 Operations,
  administration and
  maintenance...........       132,075        16,325       324,673        42,650
 Sales and marketing....        96,128        13,986       259,418        38,676
 Network development....        31,568         7,401        77,280        21,141
 General and
  administrative........       227,222        38,702       559,776       103,405
 Depreciation and
  amortization..........       160,427        12,170       391,038        16,370
 Goodwill and
  intangibles
  amortization..........       235,461         3,758       548,464         3,758
                          ------------  ------------  ------------  ------------
                             1,482,756       221,356     3,971,613       505,307
                          ------------  ------------  ------------  ------------
OPERATING INCOME
 (LOSS).................      (469,684)       13,226    (1,107,427)       94,055
EQUITY IN INCOME (LOSS)
 OF AFFILIATES..........       (11,128)           71       (30,186)       (5,471)
MINORITY INTEREST.......         6,640           --         (5,990)          --
OTHER INCOME (EXPENSE):
 Interest income........        23,598        13,996        71,309        45,663
 Interest expense.......      (111,944)      (35,084)     (290,240)      (81,538)
 Other income
  (expense), net........       (10,657)      223,661       (23,916)      215,982
                          ------------  ------------  ------------  ------------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE PROVISION FOR
 INCOME TAXES...........      (573,175)      215,870    (1,386,450)      268,691
 Benefit (provision)
  for income taxes......        23,783       (80,016)      116,913      (110,055)
                          ------------  ------------  ------------  ------------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS..      (549,392)      135,854    (1,269,537)      158,636
Discontinued operations,
 net of tax.............        23,090           --         75,042           --
Extraordinary loss on
 retirement of debt, net
 of tax.................       (17,795)      (14,865)      (17,795)      (14,865)
Cumulative effect of
 change in accounting
 principle, net of tax..           --            --            --        (14,711)
                          ------------  ------------  ------------  ------------
NET INCOME (LOSS).......      (544,097)      120,989    (1,212,290)      129,060
 Preferred stock
  dividends.............       (58,258)      (14,071)     (162,056)      (41,313)
 Charge for conversion
  of preferred stock....           --            --        (92,277)          --
                          ------------  ------------  ------------  ------------
INCOME (LOSS) APPLICABLE
 TO COMMON
 SHAREHOLDERS...........  $   (602,355) $    106,918  $ (1,466,623) $     87,747
                          ============  ============  ============  ============
INCOME (LOSS) PER COMMON
 SHARE:
Income (loss) from
  continuing operations
  applicable to common
  shareholders
   Basic................  $      (0.69) $       0.30  $      (1.84) $       0.28
                          ============  ============  ============  ============
   Diluted..............  $      (0.69) $       0.27  $      (1.84) $       0.28
                          ============  ============  ============  ============
Discontinued operations,
 net of tax
   Basic and diluted....  $       0.02  $        --   $       0.09  $        --
                          ============  ============  ============  ============
Extraordinary loss on
 retirement of debt, net
 of tax
   Basic................  $      (0.02) $      (0.04) $      (0.02) $      (0.04)
                          ============  ============  ============  ============
   Diluted..............  $      (0.02) $      (0.03) $      (0.02) $      (0.04)
                          ============  ============  ============  ============
Cumulative effect of
 change in accounting
 principle, net of tax
   Basic and diluted....  $        --   $        --   $        --   $      (0.04)
                          ============  ============  ============  ============
Income (loss) applicable
 to common shareholders
   Basic................  $      (0.69) $       0.26  $      (1.77) $       0.21
                          ============  ============  ============  ============
   Diluted..............  $      (0.69) $       0.24  $      (1.77) $       0.21
                          ============  ============  ============  ============
Shares used in computing
 income (loss) per share
   Basic................   878,397,391   412,672,234   829,601,734   412,224,517
                          ============  ============  ============  ============
   Diluted..............   878,397,391   447,517,642   829,601,734   423,967,291
                          ============  ============  ============  ============

     See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (Unaudited)
ASSETS:
  Current assets:
    Cash and cash equivalents.......................  $ 1,191,714  $ 1,629,546
    Restricted cash and cash equivalents............       57,270       17,092
    Accounts receivable, net........................      961,532      861,583
    Other assets and prepaid costs..................      412,441      223,862
                                                      -----------  -----------
    Total current assets............................    2,622,957    2,732,083
  Restricted cash and cash equivalents..............       18,459      138,118
  Accounts receivable, net..........................       27,497       52,052
  Property and equipment, net.......................    8,828,849    5,057,102
  Goodwill and intangibles, net.....................   10,640,256    7,825,554
  Investment in and advances to/from affiliates,
   net..............................................      605,101      317,957
  Other assets......................................    1,389,014      655,594
  Net assets of discontinued operations.............    2,473,451    2,502,850
                                                      -----------  -----------
      Total assets..................................  $26,605,584  $19,281,310
                                                      ===========  ===========
LIABILITIES:
  Current liabilities:
    Accrued construction costs......................  $   665,983  $   275,361
    Accounts payable and accrued liabilities........    1,180,732      926,766
    Deferred revenue................................      230,549      124,775
    Income taxes payable............................          --       127,449
    Current portion of long term debt...............      773,411        2,071
    Other current liabilities.......................      246,870      259,729
                                                      -----------  -----------
    Total current liabilities.......................    3,097,545    1,716,151
  Long-term debt....................................    5,329,897    4,899,596
  Deferred revenue..................................    1,163,424      382,305
  Deferred credits and other........................      912,864      669,326
                                                      -----------  -----------
      Total liabilities.............................   10,503,730    7,667,378
                                                      -----------  -----------
MINORITY INTEREST...................................      497,722      351,338
                                                      -----------  -----------
MANDATORILY REDEEMABLE AND CUMULATIVE CONVERTIBLE
 PREFERRED STOCK....................................    3,157,503    2,084,697
                                                      -----------  -----------
SHAREHOLDERS' EQUITY:
    Common stock, 3,000,000,000 shares authorized,
     par value $.01 per share, 904,808,263 and
     799,137,142 shares issued as of September 30,
     2000 and December 31, 1999, respectively.......        9,048        7,992
    Treasury stock, 22,033,758 shares...............     (209,415)    (209,415)
    Other shareholders' equity......................   14,058,893    9,578,927
    Accumulated deficit.............................   (1,411,897)    (199,607)
                                                      -----------  -----------
      Total shareholders' equity....................   12,446,629    9,177,897
                                                      -----------  -----------
      Total liabilities and shareholders' equity....  $26,605,584  $19,281,310
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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                         For the Nine Months
                                                         Ended September 30,
                                                        -----------------------
                                                           2000         1999
                                                        -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)....................................  $(1,212,290) $  129,060
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Cumulative effect of change in accounting
   principle..........................................          --       14,711
  Net income from discontinued operations.............      (75,042)        --
  Equity in loss of affiliates........................       30,186       5,471
  Depreciation and amortization.......................      939,502      20,128
  Provision for doubtful accounts.....................       62,894      24,211
  Stock related expenses..............................       35,566      38,611
  Deferred income taxes...............................       16,072      12,353
  Non-cash cost of sales..............................      252,228     180,589
  Non-cash portion of US West termination agreement...          --     (103,384)
  Minority interest...................................        5,990         --
  Extraordinary loss on retirement of debt............       17,795      14,865
  Changes in operating assets and liabilities.........      433,598     194,279
                                                        -----------  ----------
    Net cash provided by operating activities.........      506,499     530,894
                                                        -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for construction in progress and capacity
  available for sale..................................   (2,409,033) (1,068,912)
 Investment in and advances to/from affiliates, net...     (122,933)    (35,574)
 Effect of the consolidation of PC-1, net of cash
  acquired............................................      (19,979)        --
 Cash acquired in stock acquisition...................        9,910         --
 Acquisitions, net of cash acquired...................          --     (787,269)
 Change in restricted cash............................       97,395     144,211
 Purchase of marketable securities....................     (173,460)        --
 Purchases of property and equipment..................     (496,464)   (240,013)
                                                        -----------  ----------
    Net cash used in investing activities.............   (3,114,564) (1,987,557)
                                                        -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net..........      775,506       7,368
 Proceeds from issuance of preferred stock, net.......    1,111,676         --
 Proceeds from long term debt.........................    1,037,390   2,509,083
 Repayment of long term debt..........................     (804,604) (1,485,074)
 Preferred dividends..................................     (122,800)    (41,313)
 Minority interest investment in subsidiary...........       84,275         --
 Finance costs incurred...............................      (15,651)    (82,728)
                                                        -----------  ----------
Net cash provided by financing activities.............    2,065,792     907,336
                                                        -----------  ----------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS..........      104,441         --
                                                        -----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..     (437,832)   (549,327)
CASH AND CASH EQUIVALENTS, beginning of period........    1,629,546     806,593
                                                        -----------  ----------
CASH AND CASH EQUIVALENTS, end of period..............  $ 1,191,714  $  257,266
                                                        ===========  ==========

     See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 (In thousands)
                                  (Unaudited)

                                                        For the Nine Months
                                                        Ended September 30,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
SUPPLEMENTAL INFORMATION:
  Costs incurred for construction in progress and
   capacity available for sale....................... $(2,695,514) $(1,127,731)
  Accrued construction costs.........................     229,809       52,272
  Amortization of deferred finance costs and other...      56,672        6,547
                                                      -----------  -----------
  Cash paid for construction in progress and capacity
   available for sale................................ $(2,409,033) $(1,068,912)
                                                      ===========  ===========
  Non-cash purchases of property and equipment....... $       --   $   (38,300)
                                                      ===========  ===========
Detail of acquisitions:
  Assets acquired.................................... $ 3,694,283  $11,647,010
  Liabilities assumed................................    (796,258)  (3,097,457)
                                                      -----------  -----------
  Common stock issued................................ $ 2,898,025  $ 6,116,842
                                                      ===========  ===========
  Net cash paid for acquisitions..................... $       --   $   787,269
  Cash acquired in acquisitions......................        (-- )     121,131
                                                      -----------  -----------
  Cash paid for acquisitions, including transaction
   fee............................................... $       --   $   908,400
                                                      ===========  ===========
Investments in affiliates:
  Costs of investments in affiliates................. $  (259,519) $   (35,574)
  Effects of consolidation of PCL....................    (263,414)         --
  Preferred stock issued for investment in joint
   venture...........................................     400,000          --
                                                      -----------  -----------
                                                       $ (122,933) $   (35,574)
                                                      ===========  ===========
Common stock issued for preferred dividends.......... $     4,603  $       --
                                                      ===========  ===========
Conversion of preferred stock to common stock........ $   441,862  $       --
                                                      ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid and capitalized...................... $   351,570  $    77,988
                                                      ===========  ===========
  Interest paid (net of capitalized interest)........ $   219,289  $    41,234
                                                      ===========  ===========
  Cash paid for taxes................................ $    92,413  $    11,369
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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                  (Unaudited)

                                      Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                      ------------------- ---------------------
                                        2000       1999      2000        1999
                                      ---------  -------- -----------  --------
Net income (loss).................... $(544,097) $120,989 $(1,212,290) $129,060
  Unrealized gain on securities......    17,846       --      372,328       --
  Foreign currency translation
   adjustment........................   (84,374)   26,996    (176,720)   17,772
                                      ---------  -------- -----------  --------
Comprehensive income (loss).......... $(610,625) $147,985 $(1,016,682) $146,832
                                      =========  ======== ===========  ========




   See accompanying notes to these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
               (In thousands, except share and per share amounts)
                                  (Unaudited)

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

   Global Crossing Ltd. serves as a holding company for its subsidiaries' operations, including the operations of the following acquired entities: Global Marine Systems (acquired July 2, 1999), Frontier Corporation (acquired September 28, 1999), Racal Telecom (acquired November 24, 1999), a 50% interest in the Hutchison Global Crossing joint venture (completed January 12, 2000) and IPC Communications ("IPC") and IXnet, Inc. ("IXnet") (acquired June 14, 2000). The acquisition of these entities is referred to as the "Acquisitions. " In addition, the Company has a significant ownership interest in Asia Global Crossing ("AGC").

   AGC, a joint venture with Softbank Corp. and Microsoft Corporation, intends to become the first truly pan-Asian telecommunications carrier to offer worldwide bandwidth and data communications. The Asia Global Crossing joint venture was established on November 24, 1999. On October 6, 2000, AGC completed an initial public offering ("IPO") of 68 million shares of its common stock, at a price of $7.00 per share. GCL's economic ownership interest changed from 93% to 56.9% as a result of the offering and related transactions. See footnote 13 for further discussion.

   On July 11, 2000, the Company entered into an agreement to sell the Incumbent Local Exchange Carrier ("ILEC") business segment to Citizens Communications Company ("Citizens") for $3.65 billion in cash, subject to certain adjustments concerning closing date liabilities, working capital balances and performance measurements as defined in the agreement. In connection with the sales agreement, the Company and Citizens entered into a strategic agreement to provide long distance services to the ILEC business. The ILEC segment has been shown in the accompanying financial statements as discontinued operations. The sale is expected to close in the first quarter of 2001.

   In June 2000, the Company restated its financial statements to revise the estimated useful life of goodwill related to GlobalCenter from 10 to 5 years. GlobalCenter was acquired in September 1999 as part of the Frontier acquisition. As a result, loss applicable to common shareholders for the year ended December 31, 1999 and accumulated deficit as of December 31, 1999 increased by $41 million. Loss applicable to common shareholders for the three months ended March 31, 2000 also increased by $41 million as a result of the additional goodwill amortization.

   During September 2000, the Company's board of directors approved a definitive merger agreement under which Exodus Communications ("Exodus") will acquire the Company's complex web hosting services division, GlobalCenter, for shares of Exodus common stock equal to $6.5 billion divided by the average

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
closing price of Exodus common stock during a ten day period prior to the close. The average closing price of the Exodus common stock is subject to a collar of between $56.41 and $65.55. After the transaction is consummated, GCL's investment in Exodus will approximate 20%. The two companies also signed a 10-year network services agreement, making GCL the primary network provider to Exodus, and a marketing service agreement. In connection with the transaction, AGC entered into a joint venture with Exodus to provide complex web hosting and managed services in Asia. The sale is expected to close in the first quarter of 2001.

(2) Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary to fairly present the results of operations, financial position and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

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

   Prior to July 1, 1999, substantially all CPAs were treated as sales-type leases as described in Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases" ("SFAS 13"). On July 1, 1999, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"), which requires prospective transactions to meet the criteria set forth in Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS 66") to qualify for sales-type lease accounting. Since sales of terrestrial capacity did not meet the new criteria, the terrestrial portion of CPAs executed subsequent to June 30, 1999 were recognized over the terms of the contracts, as services.

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

   As of September 30, 2000, the Company had an aggregate backlog of approximately $105 million in capacity sales contracts for which revenue will be recognized using sales-type lease accounting upon activation. For the remaining backlog as of that date, revenue will be recognized using operating lease accounting, that is amortized over the life of the contract. For the three and nine months ended September 30, 2000, $53 million and $313 million, respectively, was recognized using sales-type lease accounting, compared to $138 million and $489 million for the three and nine months ended September 30, 1999, respectively.

   Impairment of Long-Lived Assets--The Company periodically evaluates whether facts and circumstances have occurred that indicate the carrying amount of a long-lived asset may be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cashflow is required. During the three and nine months ended September 30, 2000, the Company wrote down $3 million and $41 million, respectively, of long-lived assets related to accrued losses on sales contracts.

   Marketable Equity Securities--Investments covered under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" are classified as "available for sale" and are carried at fair value with any unrealized gain or loss, net of tax, included in other shareholders' equity. For the three and nine months ended September 30, 2000, the Company had unrealized gains on securities of $18 million and $373 million, net of provision for income taxes of $12 and $249 million, respectively.

   Pending Accounting Standards--In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which is required to be adopted by the Company in the quarter ended December 31, 2000. SAB 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The adoption of this new requirement is not expected to have a material impact on the financial position or results of operations of the Company.

   In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133", which deferred SFAS No. 133's effective date to fiscal quarters beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The Company is currently evaluating the impact of adopting this standard.

(4) Net Loss Applicable to Common Shareholders

   Basic Earnings Per Share ("EPS") is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities was anti-dilutive for the three and nine months ended September 30, 2000. The impact of dilutive options, warrants and convertible securities increases the weighted average shares outstanding to 916,904,742 and 876,954,446 for the three and

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
nine months ended September 30, 2000, respectively. The dilutive effect of the assumed exercise of stock options and convertible securities was 34,845,408 shares and 11,742,774 shares for the three and nine months ended September 30, 1999, respectively.

(5)Acquisitions

   On June 14, 2000, the Company completed its acquisition of IXnet and its parent company, IPC, resulting in IXnet and IPC becoming wholly owned subsidiaries of the Company. The Company issued 1.184 shares of the Company's common stock for each outstanding share of common stock of IXnet and 5.417 shares of the Company's common stock for each outstanding share of common stock of IPC, for a total of 58.2 million shares of Global Crossing common stock. The purchase price of $3.8 billion reflects a Global Crossing stock price of $49.77 per share, the average price before and after the definitive merger agreement was entered into on February 22, 2000, and includes long-term debt assumed and the fair market value of options issued by Global Crossing. The excess of the purchase price over net liabilities assumed of $3.4 billion was allocated to goodwill and other intangible assets, which are being amortized on the straight-line method over 10 years.

   The Acquisitions are being accounted for under the purchase method of accounting for business combinations. The purchase price of Frontier and Global Marine Systems has been allocated based upon the fair market value of the acquired assets and liabilities. The purchase price of Racal Telecom, IPC and IXnet has not yet been allocated based upon fair market value. The Company will make final purchase price allocations, which may differ from the estimate presented. Following are the unaudited pro forma results of the Company, assuming the Acquisitions, as adjusted for the sale of the ILEC segment, had been completed at the beginning of the period presented:

                                Three Months Ended           Nine Months Ended
                                   September 30,               September 30,
                             --------------------------  --------------------------
                                 2000          1999          2000          1999
                             ------------  ------------  ------------  ------------
   Revenue.................  $  1,013,072  $    889,441  $  3,032,650  $  2,754,628
                             ============  ============  ============  ============
   Income (loss) from
    continuing operations
    applicable to common
    shareholders...........  $   (607,650) $   (243,953) $ (1,672,289) $   (783,034)
                             ============  ============  ============  ============
   Income (loss) applicable
    to common
    shareholders...........  $   (602,355) $   (217,905) $ (1,707,319) $   (702,452)
                             ============  ============  ============  ============
   Loss per common share:
     Income (loss) from
      continuing operations
      applicable to common
      shareholders, basic
      and diluted..........  $      (0.69) $      (0.30) $      (1.94) $      (0.95)
                             ============  ============  ============  ============
     Income (loss)
      applicable to common
      shareholders, basic
      and diluted..........  $      (0.69) $      (0.26) $      (1.98) $      (0.85)
                             ============  ============  ============  ============
     Shares used in
      computing loss per
      share, basic and
      diluted..............   878,397,391   826,163,727   862,875,081   825,716,010
                             ============  ============  ============  ============

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

(6) Property and Equipment

   Property and equipment consist of the following:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
   Land..............................................  $    2,195    $      689
   Buildings.........................................      25,614        21,755
   Leasehold improvements............................     243,871        92,585
   Furniture, fixtures and equipment.................   1,295,692       717,570
   Transmission equipment............................   4,462,342     1,851,401
                                                       ----------    ----------
                                                        6,029,714     2,684,000
   Accumulated depreciation..........................    (575,849)      (82,663)
                                                       ----------    ----------
                                                        5,453,865     2,601,337
   Construction in progress..........................   3,374,984     2,455,765
                                                       ----------    ----------
     Total Property and Equipment....................  $8,828,849    $5,057,102
                                                       ==========    ==========

(7) Accrued liabilities

   Included in accrued liabilities as of September 30, 2000, is a settlement payment of $19 million to Tyco Submarine Systems Ltd. ("Tyco") in relation to the early termination of the OA&M Agreement for the Atlantic Crossing-1 SubSea System. In addition, Atlantic Crossing and Tyco have agreed to drop their respective claims under the OA&M Agreement. Other claims asserted in arbitration remain pending. Refer to Legal Proceedings located in Part II of this report for further information on the arbitration proceeding.

(8) Long-term Debt

   In August 2000, we amended and restated the terms of our existing senior secured credit agreement, increasing the total amount available to be drawn under the facility from $1 billion to $2.25 billion, consisting of a $1 billion revolving credit facility which matures in July 2004, a $700 million revolving term facility that converts to a term loan in August 2002 and matures in July 2004 and a $550 million term loan that matures in June 2006. The borrowings under the facilities may be used for working capital and general corporate purposes.

   As part of the acquisition of IPC Communications, Inc., the Company assumed $247 million of 10 7/8% Senior Discount Notes which were due in 2008. In August and September 2000, the Company repaid the debt and as a result, recorded an extraordinary loss of $18 million, net of tax.

(9) Shareholders' Equity

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

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

   In April 2000, the Company issued in privately negotiated transactions with certain holders of its 6 3/8% cumulative convertible preferred stock an aggregate of 12,363,489 shares of its common stock in exchange for an aggregate of 4,559,970 shares of preferred stock. The fair market value of the shares of common stock issued by the Company in excess of what would have been issued by the Company upon conversion of the preferred stock, in accordance with the terms of the preferred stock, is included in the accompanying financial statements in net loss applicable to common shareholders.

(10) Segment Information

   The Company is a worldwide provider of Internet and long distance telecommunications facilities and related services supplying its customers with global "point to point" connectivity and, through its Global Marine Systems subsidiary, providing cable installation and maintenance services. The Company's reportable segments include telecommunications services and installation and maintenance services. The Company's chief decision maker monitors the revenue streams of the various products and geographic locations. The operations are managed and financial performance is evaluated based on the delivery of multiple integrated services to customers over a single network.


   The information below summarizes certain financial data of the Company:

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                              ------------------------ ------------------------
                                 2000         1999        2000         1999
                              -----------  ----------- -----------  -----------
TELECOMMUNICATIONS SERVICES:
Revenue:
  Commercial................  $   453,538  $       --  $ 1,139,070  $       --
  Consumer..................       39,482          --      124,015          --
  Carrier:
    Sales-type leases.......       52,583      137,934     313,368      489,311
    Services................      349,393       11,912     978,149       25,313
                              -----------  ----------- -----------  -----------
      Total Carrier.........      401,976      149,846   1,291,517      514,624
                              -----------  ----------- -----------  -----------
Total revenue...............  $   894,996  $   149,846 $ 2,554,602  $   514,624
                              ===========  =========== ===========  ===========
Operating income (loss).....  $  (454,717) $    38,293 $(1,064,976) $   119,124
                              ===========  =========== ===========  ===========
Adjusted EBITDA.............  $   321,365  $   162,129 $   919,912  $   413,350
                              ===========  =========== ===========  ===========
Cash paid for capital
 expenditures...............  $ 1,194,495  $ 1,061,736 $ 2,846,347  $ 1,649,431
                              ===========  =========== ===========  ===========
Total assets................  $22,824,213  $11,677,375 $22,824,213  $11,677,375
                              ===========  =========== ===========  ===========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

INSTALLATION AND
 MAINTENANCE:
  Revenue.................. $   118,076  $    84,736  $   309,584  $    84,736
                            ===========  ===========  ===========  ===========
  Operating income (loss).. $    10,264  $     7,287  $     8,718  $     7,287
                            ===========  ===========  ===========  ===========
  Adjusted EBITDA.......... $    33,711  $     9,303  $    78,857  $     9,303
                            ===========  ===========  ===========  ===========
  Cash paid for capital
   expenditures............ $     9,157  $    66,600  $    59,150  $    66,600
                            ===========  ===========  ===========  ===========
  Total assets............. $ 1,307,920  $ 1,245,640  $ 1,307,920  $ 1,245,640
                            ===========  ===========  ===========  ===========
NON-RECURRING RESULTS:
  Operating income (loss).. $   (25,231) $   (32,354) $   (51,169) $   (32,354)
                            ===========  ===========  ===========  ===========
  Adjusted EBITDA.......... $   (25,231) $   (32,354) $   (51,169) $   (32,354)
                            ===========  ===========  ===========  ===========
  Total assets (1)......... $ 2,473,451  $ 2,432,711  $ 2,473,451  $ 2,432,711
                            ===========  ===========  ===========  ===========
CONSOLIDATED:
  Revenue.................. $ 1,013,072  $   234,582  $ 2,864,186  $   599,360
                            ===========  ===========  ===========  ===========
  Operating income (loss).. $  (469,684) $    13,226  $(1,107,427) $    94,057
                            ===========  ===========  ===========  ===========
  Adjusted EBITDA.......... $   329,845  $   139,078  $   947,600  $   390,299
                            ===========  ===========  ===========  ===========
  Cash paid for capital
   expenditures............ $ 1,203,652  $ 1,128,336  $ 2,905,497  $ 1,716,031
                            ===========  ===========  ===========  ===========
  Total assets............. $26,605,584  $15,355,726  $26,605,584  $15,355,726
                            ===========  ===========  ===========  ===========

--------
(1)Includes net assets of discontinued operations.

   Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA, is calculated as operating income (loss) plus depreciation and amortization, goodwill and intangibles amortization, non-cash cost of capacity sold, stock related expenses and incremental cash deferred revenue. This definition is consistent with financial covenants contained in the Company's major financial agreements and management uses Adjusted EBITDA to monitor its compliance with the Company's financial covenants and to measure the performance and liquidity of its reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The calculation of Adjusted EBITDA is as follows:

                                     Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                     ------------------- ---------------------
                                       2000       1999      2000        1999
                                     ---------  -------- -----------  --------
   Operating income (loss).......... $(469,684) $ 13,226 $(1,107,427) $ 94,055
   Goodwill and intangible
    amortization....................   235,461     3,758     548,464     3,758
   Depreciation and amortization....   160,427    12,170     391,038    16,370
   Stock related expense............     8,879    12,535      35,566    38,611
   Non-cash cost of capacity sold...    40,854    66,413     252,228   180,589
   Incremental cash deferred
    revenue.........................   353,908    30,976     827,731    56,916
                                     ---------  -------- -----------  --------
   Adjusted EBITDA.................. $ 329,845  $139,078 $   947,600  $390,299
                                     =========  ======== ===========  ========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

(11) Reclassifications

   Certain prior year amounts have been reclassified in the condensed consolidated financial statements for consistent presentation.

(12) Discontinued Operations

   On July 11, 2000, the Company entered into a stock purchase agreement to sell the ILEC business segment to Citizens for $3.65 billion in cash, subject to certain adjustments concerning closing date liabilities, working capital balances and performance measurements as defined in the agreement. In connection with the sales agreement, the Company and Citizens entered into a strategic agreement whereby the Company will continue to provide long distance services to customers within the ILEC business. The segment is shown in the accompanying financial statements as discontinued operations. The sale is anticipated to be completed in the first quarter of 2001. The Company anticipates income from discontinued operations; therefore, no losses have been accrued. The net after tax proceeds from the disposal of discontinued operations will decrease goodwill recorded upon the acquisition of Frontier by the Company in September 1999. Summary financial information of the ILEC business segment is as follows:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
   BALANCE SHEET DATA:
     Assets..........................................  $2,825,057    $2,886,502
     Liabilities.....................................    (351,606)     (383,652)
                                                       ----------    ----------
   Net assets of discontinued operations.............  $2,473,451    $2,502,850
                                                       ==========    ==========

                                                     Three Months   Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                     ------------- -------------
                                                         2000          2000
                                                     ------------- -------------
   INCOME STATEMENT DATA:
     Revenue........................................   $186,628      $562,127
     Expenses.......................................    147,339       438,230
                                                       --------      --------
     Operating income...............................     39,289       123,897
     Interest income, net...........................      4,920        17,133
     Other income...................................        631           186
     Provision for income taxes.....................    (21,750)      (66,174)
                                                       --------      --------
     Income from discontinued operations............   $ 23,090      $ 75,042
                                                       ========      ========

(13) Subsequent Events

 AGC IPO

   On October 6, 2000, AGC completed its IPO in which it sold 68 million shares of common stock at a price to the public of $7.00 per share. In November 2000, pursuant to an over-allotment option granted to the underwriters of the IPO, AGC sold an additional 500,000 shares of its common stock at $7.00 per share. GCL's economic ownership interest in AGC after the offerings and related transactions was reduced to 56.9%.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   Concurrently with the IPO, AGC issued $408 million of its 13.375% Senior Notes due 2010. AGC intends to use the approximately $850 million in net proceeds from this offering and the IPO to build the AGC network, make investments in telecommunications and internet companies, repay some of AGC's indebtedness and for general corporate purposes.

   Also concurrently with the IPO, GCL's 50% interest in Hutchison Global Crossing and 49% interest in Global Access Limited were each contributed to AGC. In connection with this transaction, AGC purchased GCL's interest in shareholder loans made to these entities and agreed to indemnify GCL for certain contingent liabilities relating to Hutchison Global Crossing.

 Repayment of Credit Facilities

   In October 2000, we repaid approximately $755 million of borrowings under the credit facilities incurred in connection with the Company's purchase of Racal Telecom in November 1999. The source of funds for the debt repayment is a new debt facility entered into by a subsidiary of GCL with a maturity date of April 12, 2002. The Company has written-off approximately $24 million of deferred financing costs as a result of this extinguishment.

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

   As a result of Financial Accounting Standards Board ("FASB") Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"), which became effective July 1, 1999, we have accounted for revenue from terrestrial circuits sold after that date as operating leases and have amortized that revenue over the terms of the related contracts. Previously, we had recognized these sales as current revenue upon activation of the circuits. This deferral in revenue recognition has no impact on cash flow.

   With the consummation of our acquisition of Frontier Corporation ("Frontier") on September 28, 1999, service offerings became a significant source of our revenue. Consequently, we initiated service contract accounting for our subsea systems during the fourth quarter of 1999, because we, since that date, no longer hold subsea capacity exclusively for sale. As a result, since the beginning of the fourth quarter of 1999, we have depreciated investments in both subsea and terrestrial systems over their remaining economic lives and have recognized revenue related to service contracts over the terms of the contracts. We have recognized revenue and costs related to the sale of subsea circuits upon activation, if the criteria of sales-type lease accounting have been satisfied with respect to those circuits.

   During the fourth quarter of 1999, our global network service capabilities were significantly expanded by the activation of several previously announced systems and by the integration of other networks obtained through acquisition and joint venture agreements. With this network expansion, we began offering our customers flexible bandwidth products to multiple destinations, which makes the historical practice of fixed, point-to-point routing of traffic and restoration capacity both impractical and inefficient. To ensure the required network flexibility, we modified our standard capacity purchase agreements and our network management in a manner that precludes the use of sales-type lease accounting.

   Because of these contract changes and the network management required to meet customer demands for flexible bandwidth, multiple destinations and system performance, most of the contracts for subsea circuits entered into after January 1, 2000 have been part of a service offering and, therefore, do not meet the criteria of sales-type lease accounting and are accounted for as operating leases. Consequently, we defer revenue related to those circuits and amortize it over the appropriate term of the contract. In certain circumstances, if a contract meets all of the requirements of sales-type lease accounting, we will recognize revenue without deferral upon payment and activation.

   The principal effect of the change in the type of contracts offered to our customers beginning on January 1, 2000 is that an increasing percentage of our capacity sales are being accounted for as operating leases rather than sales-type leases, resulting in more revenue from such sales being deferred into future periods than was previously the case. Accordingly, this change in contract terms reduces revenue recognized upon activation of the circuits in earlier periods and increases revenue recognized in later periods.

   As of September 30, 2000, we had an aggregate backlog of approximately $105 million in capacity sales contracts for which revenue will be recognized using sales-type lease accounting upon activation. For the remaining backlog as of that date, revenue will be recognized using operating lease accounting, that is amortized over the life of the contract.

   We note that accounting practice and authoritative guidance regarding the applicability of sales-type lease accounting to the sale of capacity is still evolving. Based on the accounting practices described above, we believe that additional changes, if any, in accounting practice or authoritative guidance affecting sales of capacity would have little or no impact on our financial position, results of operations, cash flows and financial statements taken as a whole.

Restatements

 Sale of Incumbent Local Exchange Carrier Business Segment

   On July 11, 2000, we entered into an agreement to sell our incumbent local exchange carrier business segment, acquired as part of our acquisition of Frontier, to Citizens Communications for $3.65 billion in cash, subject to adjustments concerning closing date liabilities and working capital balances. We and Citizens Communications also entered into a strategic agreement under which we will provide long distance services to the ILEC business. The transaction is subject to both federal and state regulatory approvals, which are expected to take approximately nine months from the date of the agreement to obtain. As a result of this transaction, our financial statements reflect the financial position and results of operations of the incumbent local exchange carrier business segment as discontinued operations for all periods presented since the date of the Frontier acquisition.

 Useful Life of GlobalCenter Goodwill

   Subsequent to the issuance of our audited financial statements for the year ended December 31, 1999 and our unaudited financial statements for the three months ended March 31, 2000, and following discussion with representatives of the Securities and Exchange Commission's Division of Corporation Finance concerning its review of our financial statements, we restated our financial statements for these periods to revise the estimated useful life of the $1.5 billion goodwill related to GlobalCenter from 10 years to 5 years. GlobalCenter was acquired by us in September 1999 as part of the Frontier acquisition.

   As a result, loss applicable to common shareholders for the year ended December 31, 1999 and accumulated deficit as of December 31, 1999 increased by $41 million. Loss applicable to common shareholders for the three months ended March 31, 2000 also increased by $41 million as a result of the additional goodwill amortization. The restatement has no impact on cash flow or compliance with our debt agreements.

Acquisitions

   The Company completed its acquisitions of Frontier (acquired September 28,
1999), Global Marine Systems (acquired July 2, 1999), Racal Telecom (acquired November 24, 1999), a 50% interest in the Hutchison Global Crossing joint venture (completed January 12, 2000) and IPC Communications and IXnet, Inc. (acquired June 14, 2000). The acquisition of these entities is referred to as the "Acquisitions", as adjusted for the sale of the ILEC segment. The increase in revenue and expenses for the three and nine months ended September 30, 2000 is primarily due to these transactions. As the Acquisitions occurred just before or subsequent to September 30, 1999, the comparability of the results of operations for the three and nine months ended September 30, 2000 and 1999 is limited.

Results of Operations for the Three Months Ended September 30, 2000 and September 30, 1999

   Revenue. Revenue for the three months ended September 30, 2000 increased 331% to $1.0 billion as compared to $235 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, $53 million in revenue was recognized using sales-type lease accounting, while the remaining $349 million in revenue from our telecommunications services segment was accounted for using operating lease accounting. For the three months ended September 30, 1999, $138 million in revenue was recognized using sales-type lease accounting, while the remaining $12 million in revenue from our telecommunications services segment was accounted for using operating lease accounting. The increase in overall revenue is due to the Acquisitions, partially off-set by the Company's business practice of selling a greater proportion of capacity under terms that require amortization of revenue over the contract life rather than terms that qualify for revenue recognition upon the activation of the circuits.

   Cash revenue (revenue plus the cash portion of the change in deferred revenue) for the three months ended September 30, 2000 increased 415% to $1.4 billion compared to $266 million for the three months ended September 30, 1999. The increase is due to the Acquisitions and an increase in the cash portion of the change in deferred revenue due to the deferral of revenues using operating lease accounting.

   On a pro forma basis, giving effect to the Acquisitions, revenues for the three months ended September 30, 2000 increased 13% to $1.0 billion as compared to $889 million for the three months ended September 30, 1999. The increase in pro forma revenue is primarily due to an increase in revenue from data products.

   Cost of sales. Cost of sales for the three months ended September 30, 2000 was $600 million, or 59% of revenue, compared to $129 million, or 55% of revenue, for the three months ended September 30, 1999. The dollar increase is primarily attributable to the increase in revenue. Reduced margins for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 were due to lower prices of subsea capacity sold to customers.

   Non-cash cost of undersea capacity sold was $41 million and $66 million during the three months ended September 30, 2000 and 1999, respectively. Included in the three months ended September 30, 2000 is $3 million in accrued losses on sales contracts.

   Operations, administration and maintenance ("OA&M"). OA&M costs for the three months ended September 30, 2000 were $132 million, or 13% of revenue, compared to $16 million, or 7% of revenue, for the three months ended September 30, 1999. The increase is primarily a result of the cost incurred in connection with the development of the Global Network Operations Center, the expansion of the Global Crossing network, the expenses of the Acquisitions and the cancellation of a third party OA&M agreement.

   Sales and marketing. Sales and marketing expenses for the three months ended September 30, 2000 were $96 million, or 9% of revenue, compared to $14 million, or 6% of revenue, for the three months ended September 30, 1999. The increase from 1999 was due to the additional expenses attributable to the Acquisitions, expenses related to additions in headcount, plus occupancy and advertising costs.

   Network development. Network development costs for the three months ended September 30, 2000 were $32 million, or 3% of revenue, compared to $7 million, or 3% of revenue, for the three months ended September 30, 1999. The increase is due to the additional expenses attributable to the Acquisitions and additional salaries, employee benefits and professional fees associated with the expansion of the Global Crossing network.

   General and administrative. General and administrative expenses for the three months ended September 30, 2000 were $227 million, or 22% of revenue, compared to $39 million, or 16% of revenue, for the three months ended September 30, 1999. The increase was comprised principally of salaries, employee benefits and recruiting for the Company's increased staffing for multiple systems, travel, professional fees, insurance and occupancy costs. These increases are primarily attributable to the Acquisitions.

   Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2000 was $160 million, compared to $12 million for the three months ended September 30, 1999. The increase is due to the Acquisitions and depreciation of subsea systems placed in service.

   Goodwill and intangibles amortization. Goodwill and intangibles amortization for the three months ended September 30, 2000 was $235 million, compared to $4 million for the three months ended September 30, 1999, as the Acquisitions occurred just before or subsequent to September 30, 1999.

   Equity in loss of affiliates. Equity in loss of affiliates was $11 million for the three months ended September 30, 2000, compared to income of $71 thousand for the three months ended September 30, 1999. The decrease is primarily due to losses of the Hutchison Global Crossing joint venture that was entered into in January 2000.

   Minority interest. Minority interest income for the three months ended September 30, 2000 was $7 million and relates to minority interest in net losses of Pacific Crossing-1 ("PC-1") and Asia Global Crossing ("AGC").

   Interest income and interest expense. Interest income for the three months ended September 30, 2000 was $24 million, compared to $14 million for the three months ended September 30, 1999. The increase is due to interest earned on cash raised from financings and on capacity purchase agreement deposits. Interest expense for the three months ended September 30, 2000 was $112 million, compared to $35 million for the three months ended September 30, 1999. The increase is due to higher levels of debt outstanding resulting from the Acquisitions and capital spending on the expansion of the Global Crossing network.

   Other income (expense), net. Other income (expense), net for the three months ended September 30, 2000 was an expense of $11 million, compared to income of $224 million for the three months ended September 30, 1999. The decrease is primarily due to a $210 million termination fee paid by US West, Inc. in connection with the termination of its merger agreement with the Company in July 1999 and foreign exchange losses incurred during the three months ended September 30, 2000.

   Benefit (provision) for income taxes. During the three months ended September 30, 2000, we recognized a benefit for income taxes of $24 million primarily related to recognition of deferred tax assets for net operating loss carryforwards. During the three months ended September 30, 1999, we recognized a provision for income taxes of $80 million to provide for taxes on profits earned from telecommunications services, installation and maintenance and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

   Income from discontinued operations. During the three months ended September 30, 2000, we reported income from discontinued operations of $23 million, net of tax of $22 million, due to the pending sale of our incumbent local exchange carrier business segment.

   Extraordinary loss on retirement of debt. In September 2000, the Company recognized an extraordinary loss resulting from the repayment of debt assumed in connection with the IPC acquisition. The Company incurred an extraordinary loss of $18 million, net of tax, resulting from the amount paid in excess of the book value of the notes, the write-off of deferred financing costs, and fees paid to the solicitation agent and legal counsel. In July 1999, the Company recognized an extraordinary loss resulting from the repayment of existing debt in connection with the issuance of its $3 billion Senior Secured Credit Facility, comprised of a write-off of $15 million of unamortized deferred financing costs.

   Net income (loss). Net loss for the three months ended September 30, 2000 was $544 million, compared to net income of $121 million for the three months ended September 30, 1999.

   Preferred stock dividends. Preferred stock dividends for the three months ended September 30, 2000 were $58 million compared to $14 million for the three months ended September 30, 1999. The increase is due to the additional issuances of preferred stock in November 1999, December 1999, January 2000 and April 2000, the proceeds of which are used to fund acquisitions and capital expenditures.

   Net income (loss) applicable to common shareholders. During the three months ended September 30, 2000, the Company reported net loss applicable to common shareholders of $602 million compared to net income applicable to common shareholders of $107 million for the three months ended September 30, 1999.

   Adjusted EBITDA. Our operating income (loss) plus depreciation and amortization, goodwill and intangibles amortization, stock related expenses, non-cash cost of capacity sold and the change in the cash portion of deferred revenue ("Adjusted EBITDA") was $330 million for the three months ended September 30, 2000, compared to $139 million for the three months ended September 30, 1999. The increase in Adjusted EBITDA is due to the Acquisitions and the increase in the cash portion of the change in deferred revenue for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Our definition of Adjusted EBITDA is consistent with financial covenants contained in our financial agreements and is used by our management to monitor compliance with our financial covenants and to measure the performance and liquidity of our reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Results of Operations for the Nine Months Ended September 30, 2000 and September 30, 1999

   Revenue. Revenue for the nine months ended September 30, 2000 increased 378% to $2.9 billion as compared to $599 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, $313 million in revenue was recognized using sales-type lease accounting, while the remaining $978 million in revenue from our telecommunications services segment was accounted for using operating lease accounting. For the nine months ended September 30, 1999, $489 million in revenue was recognized using sales-type lease accounting, while the remaining $25 million in revenue from our telecommunications services segment was accounted for using operating lease accounting. The increase is due to the Acquisitions, partially off-set by the Company's business practice of selling a greater proportion of capacity under terms that require amortization of revenue over the contract life rather than terms that qualify for revenue recognition upon the activation of the circuits.

   Cash revenue (revenue plus the cash portion of the change in deferred revenue) for the nine months ended September 30, 2000 increased 464% to $3.7 billion compared to $656 million for the nine months ended September 30, 1999. The increase is due to the Acquisitions and an increase in the cash portion of the change in deferred revenue resulting from increased circuit sales and the deferral of revenues using operating lease accounting.

   On a pro forma basis, giving effect to the Acquisitions as of January 1, 1999, revenues for the nine months ended September 30, 2000 increased 10% to $3.0 billion as compared to $2.8 billion for the nine months ended September 30, 1999. The increase in pro forma revenue is primarily due to an increase in revenue from data products.

   Cost of sales. Cost of sales for the nine months ended September 30, 2000 was $1.8 billion, or 63% of revenue, compared to $279 million, or 47% of revenue, for the nine months ended September 30, 1999. The increase is primarily attributable to the increase in revenue. Reduced margins for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 were due to lower margins in the businesses acquired and lower prices of subsea capacity sold to customers.

   Non-cash cost of undersea capacity sold was $252 million and $181 million during the nine months ended September 30, 2000 and 1999, respectively. Included in the nine months ended September 30, 2000 is $41 million in accrued losses on sales contracts.

   Operations, administration and maintenance ("OA&M"). OA&M costs for the nine months ended September 30, 2000 were $325 million, or 11% of revenue, compared to $43 million, or 7% of revenue, for the nine months ended September 30, 1999. The increase is primarily a result of the cost incurred in connection with the development of the Global Network Operations Center, the expansion of the Global Crossing network, the expenses of the Acquisitions and the cancellation of a third party OA&M agreement.

   Sales and marketing. Sales and marketing expenses for the nine months ended September 30, 2000 were $259 million, or 9% of revenue, compared to $39 million, or 6% of revenue, for the nine months ended September 30, 1999. The increase from 1999 was due to the additional expenses attributable to the Acquisitions, expenses related to additions in headcount, plus occupancy and advertising costs.

   Network development. Network development costs for the nine months ended September 30, 2000 were $77 million, or 3% of revenue, compared to $21 million, or 4% of revenue, for the nine months ended September 30, 1999. The increase is due to the additional expenses attributable to the Acquisitions and additional salaries, employee benefits and professional fees associated with the expansion of the Global Crossing network.

   General and administrative. General and administrative expenses for the nine months ended September 30, 2000 were $560 million, or 20% of revenue, compared to $103 million, or 17% of revenue, for the nine months ended September 30, 1999. The increase was comprised principally of salaries, employee benefits and recruiting for the Company's increased staffing for multiple systems, travel, professional fees, insurance and occupancy costs. These increases are primarily attributable to the Acquisitions.

   Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2000 was $391 million, compared to $16 million for the nine months ended September 30, 1999. The increase is due to the Acquisitions and depreciation of subsea systems placed in service.

   Goodwill and intangibles amortization. Goodwill and intangibles amortization for the nine months ended September 30, 2000 was $548 million, compared to $4 million for the three months ended September 30, 1999, as the Acquisitions occurred just before or subsequent to September 30, 1999.

   Equity in loss of affiliates. Equity in loss of affiliates was $30 million and $5 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is primarily due to losses of the Hutchison Global Crossing joint venture that was entered into in January 2000.

   Minority interest. Minority interest expense for the nine months ended September 30, 2000 was $6 million and relates to minority interest in net income of PC-1, partially off-set by net losses of AGC.

   Interest income and interest expense. Interest income for the nine months ended September 30, 2000 was $71 million, compared to $46 million for the nine months ended September 30, 1999. The increase is due to interest earned on cash raised from financings and on capacity purchase agreement deposits. Interest expense for the nine months ended September 30, 2000 was $290 million, compared to $82 million for the nine months ended September 30, 1999. The increase is due to higher levels of debt outstanding resulting from the Acquisitions and capital spending on the expansion of the Global Crossing network.

   Other income (expense), net. Other income (expense), net for the nine months ended September 30, 2000 was an expense of $24 million, compared to income of $216 million for the nine months ended September 30, 1999. The decrease is primarily due to a $210 million termination fee paid by US West, Inc. in connection with the termination of its merger agreement with the Company in July 1999 and foreign exchange losses incurred during the nine months ended September 30, 2000.

   Benefit (provision) for income taxes. During the nine months ended September 30, 2000, we recognized a benefit for income taxes of $117 million due to the revision of an income tax provision related to prior year items and recognition of deferred tax assets for net operating loss carryforwards. During the nine months ended September 30, 1999, we recognized a provision for income taxes of $110 million to provide for taxes on profits earned from telecommunications services, installation and maintenance and other income where subsidiaries of the Company have a presence in taxable jurisdictions.

   Income from discontinued operations. During the nine months ended September 30, 2000, we reported income from discontinued operations of $75 million, net of tax of $66 million, due to the pending sale of our incumbent local exchange carrier business segment.

   Cumulative effect of change in accounting principle. The Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, during the nine months ended September 30, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. The Company incurred a one-time charge during the nine months ended September 30, 1999 of $15 million (net of tax benefit of $1.4 million) that represents start-up costs incurred and capitalized during previous periods.

   Extraordinary loss on retirement of debt. In September 2000, the Company recognized an extraordinary loss resulting from the repayment of debt in connection with the IPC acquisition. The Company incurred an extraordinary loss of $18 million, net of tax, resulting from the amount paid in excess of the book value of the notes, the write-off of deferred financing costs, and fees paid to the solicitation agent and legal counsel. In July 1999, the Company recognized an extraordinary loss resulting from the repayment of existing debt in connection with the issuance of its $3 billion Senior Secured Credit Facility, comprised of a write-off of $15 million of unamortized deferred financing costs.

   Net income (loss). Net loss for the nine months ended September 30, 2000 was $1.2 billion, compared to net income of $129 million for the nine months ended September 30, 1999.

   Preferred stock dividends. Preferred stock dividends for the nine months ended September 30, 2000 were $162 million compared to $41 million for the nine months ended September 30, 1999. The increase is due to the additional issuances of preferred stock in November 1999, December 1999, January 2000 and April 2000, the proceeds of which are used to fund acquisitions and capital spending.

   Charge for conversion of preferred stock. Charge for conversion of preferred stock of $92 million for the nine months ended September 30, 2000 resulted from the fair market value of the shares of our common stock issued by the Company in privately negotiated exchange transactions with holders of preferred stock in excess of what would have been issued by the Company upon conversion of the preferred stock in accordance with the terms of the preferred stock.

   Net income (loss) applicable to common shareholders. During the nine months ended September 30, 2000, the Company reported net loss applicable to common shareholders of $1.5 billion compared to net income applicable to common shareholders of $88 million, for the nine months ended September 30, 1999.

   Adjusted EBITDA. Our operating income (loss) plus depreciation and amortization, goodwill and intangibles amortization, stock related expenses, non-cash cost of capacity sold and the change in the cash portion of deferred revenue ("Adjusted EBITDA") was $948 million for the nine months ended September 30, 2000 compared to $390 million for the nine months ended September 30, 1999. The increase in Adjusted EBITDA is due to the Acquisitions and the increase in the cash portion of the change in deferred revenue for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Our definition of Adjusted EBITDA is consistent with financial covenants contained in our financial agreements and is used by our management to monitor compliance with our financial covenants and to measure the performance and liquidity of our reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Liquidity and Capital Resources

   Global Crossing estimates the remaining cost of developing and deploying the announced systems on the Global Crossing network to be approximately $3.0 billion, excluding costs of potential future upgrades. We anticipate that all of these systems will be completed by the middle of 2001. The Company and its affiliates raised approximately $2.13 billion by increasing the size of its corporate credit facility ($1.25 billion), the initial public offering of 68 million shares of AGC common stock ($476 million), and the issuance by AGC of 13.375% Senior Notes ($408 million). When combined with the $3.65 billion in estimated pre-tax cash proceeds from the sale of the ILEC and the Company's expected operating cash flow, Global Crossing expects to be in a position to fully fund all of its anticipated business expansion plans without further financing activities.

   In October 2000, we repaid approximately $755 million of borrowings under the credit facilities incurred in connection with the Company's purchase of Racal Telecom in November 1999. The source of funds for the debt repayment is a new debt facility entered into by a subsidiary of GCL.

   During August and September 2000, we repaid indebtedness, with a book value of $230 million, assumed in connection with the IPC acquisition. As a result of the transaction, the Company recorded an extraordinary loss of $18 million.

   In August 2000, we amended and restated the terms of our existing senior secured corporate credit facility, increasing the aggregate amount available to be borrowed from $1 billion to $2.25 billion, consisting of a

$1 billion revolving credit facility which matures in July 2004, a $700 million revolving term facility that converts to a term loam in August 2002 and matures in July 2004; and a $550 million term loan that matures in June 2006. The borrowings under the facilities may be used for working capital and general corporate purposes.

   On July 11, 2000, we entered into an agreement to sell our incumbent local exchange carrier segment for $3.65 billion. The proceeds from the sale will be used to reduce indebtedness and to invest in network and product capabilities. The sale is expected to close in the first quarter of 2001.

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

   Cash provided by operating activities was $506 million and $531 million for the nine months ended September 30, 2000 and 1999, respectively. The balances principally represent cash received from capacity sales and interest income received, less sales and marketing, network development and general and administrative expenses paid.

   Cash used in investing activities was $3.1 billion and $2.0 billion for the nine months ended September 30, 2000 and 1999, respectively. The balances represent cash paid for construction in progress, purchases of marketable securities, purchases of property and equipment and cash investments in affiliates. The increase in cash used in investing activities primarily relates to the construction costs incurred on expansion of the Global Crossing network.

   Cash provided by financing activities was $2.1 billion and $907 million for the nine months ended September 30, 2000 and 1999, respectively. The balances represent borrowings under the senior secured corporate credit facility, proceeds from the issuance of common and preferred stock, partially offset by repayments of long-term debt and payment of dividends on preferred stock. During August and September 2000, the Company paid a total of $239 million to extinguish the remaining balance of certain IPC indebtedness assumed in the IPC acquisition. The increase in cash provided by financing activities primarily relates to proceeds from the issuance of common and preferred stock.

   We have a substantial amount of indebtedness. Based upon the current level of operations, our management believes that our cash flows from operations, together with available borrowings under our credit facility, and our continued ability to raise capital, will be adequate to meet our anticipated requirements for working capital, capital expenditures, acquisitions and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that the our business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. Also, there can be no assurance that our business facility and our continued ability to raise capital will be adequate to meet our anticipated requirements for working capital, capital expenditures, acquisitions and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future. If we are unable to generate sufficient cash flow and raise capital to service our debt, we may be required to reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing.

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

   As most of the Company's sales and expenditures are denominated in United States dollars, management does not believe that the Euro conversion will have a material adverse impact on the business or its financial condition. The Company does not expect the cost of system modifications to be material and the Company will continue to evaluate the impact of the Euro conversion.

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

                                                                                               Fair Value
                                                                                              September 30,
Expected maturity dates    2000     2001    2002     2003      2004    Thereafter   Total         2000
-----------------------   -------  ------  ------- --------  --------  ---------- ----------  -------------
     (in thousands)
DEBT
Non Current--US$
 denominated
9 1/2% Senior Notes due
 2009...................      --      --       --       --        --   $1,100,000 $1,100,000   $1,093,813
 Average interest
  rates--fixed..........                                                                 9.5%
9 1/8% Senior Notes due
 2006...................      --      --       --       --        --      900,000    900,000      890,625
 Average interest
  rates--fixed..........                                                                 9.1%
9 5/8% Senior Notes due
 2008...................      --      --       --       --        --      800,000    800,000      798,000
 Average interest
  rates--fixed..........                                                                 9.6%
Senior Secured Revolving
 Credit Facility........      --      --       --       --   $567,000         --     567,000      567,000
 Average interest
  rates--variable.......                                                                  (1)
Senior Secured Credit
 Facility--Term Loan B..      --      --       --       --        --      550,000    550,000      550,000
 Average interest
  rates--variable.......                                                                  (2)
Racal Term Loan A.......  584,804     --       --       --        --          --     584,804      584,804
 Average interest
  rates--variable.......                                                                  (3)
Racal Term Loan B and
 Ancillary Facility.....  182,751     --       --       --        --          --     182,751      182,751
 Average interest
  rates--variable.......                                                                  (4)
Medium Term Notes, 8.8%-
 9.3% Due 2000 to 2021..      --   71,500      --       --     20,000     100,000    191,500      180,812
 Average interest
  rates--fixed..........              8.9%              9.3%      9.0%
7 1/4% Senior Notes due
 2004...................      --      --       --       --    300,000         --     300,000      278,265
 Average interest
  rates--fixed..........                                                                 7.3%
Pacific Crossing Term
 Loan A-1...............      --   80,000  $90,000 $110,000   115,000      30,000    425,000      425,000
 Average interest
  rates--variable.......                                                                  (6)
Pacific Crossing Term
 Loan B.................      --    3,260    3,260    3,260     3,260     311,960    325,000      325,000
 Average interest
  rates--variable.......                                                                  (7)
6% Dealer Remarketable
 Securities (DRS) due
 2013...................      --      --       --       --        --      200,000    200,000      192,851
 Average interest
  rates--fixed..........                                                                  (5)
Other...................    2,253     100      --       --        --        4,495      6,848        6,848
 Average interest
  rates--fixed..........                                                                  (8)
DERIVATIVE INSTRUMENTS
Interest rate swap
 floating for fixed--
 Contract notional
 amount.................      --      --       --       --    200,000         --     200,000      205,913
 Fixed rate assumed by
  GCL...................                                                                  (9)
Variable rate assumed by
 Counterparty...........                                                                 7.3%
Interest rate swap fixed
 for floating--Contract
 notional amount........  365,502     --       --       --    500,000         --     865,502      859,917
 Average floating rate
  assumed by GCL........                                                                 (10)
 Average fixed rate
  assumed by
  Counterparty..........        7%                                5.0%
Foreign currency
 forward--Sterling
 Denominated Contract
 notional amount........  163,652     --       --       --        --          --     163,652        1,593
Fixed conversion rate...                                                              1.4612

--------
(1) The interest rate is 3 month US dollar LIBOR + 2.25%. The effective interest rate was 8.9% as of September 30, 2000.
(2) The interest rate is US dollar LIBOR + 2.75%. The effective interest rate was 9.4% as of September 30, 2000.
(3) The interest rate is British pound LIBOR + 2.50%. The effective interest rate was 8.6% as of September 30, 2000.
(4) The interest rate on Term Loan B and the Ancillary Facility is British pound LIBOR + 2.50%. The weighted-average interest rate was 8.6% as of September 30, 2000.
(5) The interest rate is fixed at 6.0% until October 2003. At that time, the remarketing dealer (J.P. Morgan) has the option to remarket the notes at prevailing interest rates or tender the notes for redemption.
(6) The interest rate is 1 month US dollar LIBOR + 2.25%, which was 8.9% as of September 30, 2000.
(7) The interest rate is 1 month US dollar LIBOR + 2.50%, which was 9.1% as of September 30, 2000.
(8) Various fixed and floating rate obligations with interest rates ranging from 0% to 9.3%.
(9) The interest rate is 6 month US dollar LIBOR + 1.26%, which is set in arrears.
(10) There are two fixed for floating interest rate swaps denominated in British pounds. GCL receives interest rates based on 3 month British pound LIBOR, which was 6.2% on September 30, 2000. GCL also has two US dollar denominated swaps. The interest rate is 1 month US dollar LIBOR, which was 6.6% as of September 30, 2000.

Foreign Currency Risk

   For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations.

   For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. As of and for the nine months ended September 30, 2000 and 1999, the Company incurred a foreign currency translation loss of $177 million and gain of $18 million, respectively. Foreign currency transaction gains and losses are included in the statement of operations as incurred.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   On July 16, 1999, Frontier was served with a summons and complaint in a lawsuit commenced in New York State Supreme Court, New York County, by a Frontier shareholder alleging that Frontier and its board breached their fiduciary duties by failing to obtain the highest possible acquisition price for Frontier in the definitive merger agreement with the Company. The action has been framed as a purported class action and seeks compensatory damages and injunctive relief. The claims against Frontier were asserted in the same action as similar but separate claims against US West, Inc. However, the claims against Frontier have been severed from the US West claims. In February 2000, the Court granted the Company's motion to transfer the action to Monroe County. The Company believes the asserted claims are without merit and is defending itself vigorously.

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

   In addition, on May 22, 2000, Global Crossing's subsidiary, Atlantic Crossing Ltd., together with certain of its affiliates, filed arbitration claims against Tyco for breaches of its obligations in connection with various contracts for the development of the Atlantic Crossing-1 fiber-optic cable system. Global Crossing seeks unspecified monetary damages, a declaration that certain of its obligations under the various contracts relating to Atlantic Crossing-1 are terminated and a return of misappropriated intellectual property. On June 22, 2000, Tyco responded to such claims, denying the material allegations. Tyco additionally asserted counterclaims that Global Crossing and its subsidiaries breached their various obligations under the various contracts relating to Atlantic Crossing-1. Tyco seeks, among other things, the denial of all relief sought by Global Crossing and awards aggregating not less than $155 million and unspecified damages for breach of the agreements. In a settlement agreement dated as of August 30, 2000, Atlantic Crossing entered into an agreement with Tyco for the early termination of one of the contracts relating to Atlantic Crossing-1, the Operations, Administration and Maintenance Agreement ("OA&M") Agreement, in return for the payment of $19 million to Tyco. In addition, Atlantic Crossing and Tyco have agreed to drop their respective claims under the OA&M Agreement in the arbitration. The other claims asserted in arbitration remain pending.

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

   Not applicable.

Item 3. Defaults Upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 5. Other Information

   Not applicable.

Item 6. Exhibits And Reports On Form 8-K

 (a) Exhibits

  2.1 Stock Purchase Agreement, dated as of July 11, 2000, by and among Global
      Crossing Ltd., Global Crossing North America, Inc. and Citizens
      Communications Company (incorporated by reference to the Registrant's
      Current Report on Form 8-K dated July 11, 2000 (date of earliest event reported), filed on July 19, 2000).

  2.2 Agreement and Plan of Merger among Exodus Communications, Inc., Einstein
      Acquisition Corp., Global Crossing GlobalCenter Holdings, Inc.,
      GlobalCenter Holding Co., GlobalCenter Inc., and Global Crossing North
      America, Inc., dated as of September 28, 2000 (incorporated by reference to the Registrant's Current Report on Form 8-K dated September 28, 2000
      (date of earliest event reported), filed on October 17, 2000).

  4.1 Amended and Restated Credit Agreement dated as of August 10, 2000 among
      Global Crossing Ltd., Global Crossing Holdings Ltd., Global Crossing
      North America, Inc., the Lenders party thereto and The Chase Manhattan
      Bank as Administrative Agent (filed herewith).

 10.1 Asia Global Crossing 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A of Asia
      Global Crossing Ltd. filed on September 27, 2000).

 27.1 Financial Data Schedule (filed herewith).

 (b) Reports on Form 8-k.

   During the quarter ended September 30, 2000, Global Crossing Ltd. filed the following Current Report on Form 8-K:

     1. Current report on Form 8-K dated July 11, 2000 (date of earliest event reported), filed on July 19, 2000, for the purpose of reporting, under Item 5, an agreement for the sale of Global Crossing's incumbent local exchange business to Citizens Communications Company.

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

                                                     November 14, 2000