Form 10-K
period 2000-12-31
GLOBAL CROSSING LTD
filed 2001-04-02
CIK 1061322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 001-16201

                               ----------------

                              GLOBAL CROSSING LTD.

                BERMUDA                                98-0189783
                                          (I.R.S. Employer Identification No.)
    (State or other jurisdiction of
     incorporation or organization)

                                  WESSEX HOUSE
                                 45 REID STREET
                             HAMILTON HM12, BERMUDA
                    (Address Of Principal Executive Offices)

                                 (441) 296-8600
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                              Title of Each Class
                     Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 1, 2001, based on the closing price of the common stock reported on the New York Stock Exchange on such date of $16.19 per share, was $12.596 billion.

   The number of shares of the Registrant's common stock, par value $0.01 per share, outstanding as of March 1, 2001, was 907,555,814, including 22,033,758 treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's proxy statement for the 2001 Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                      For The Year Ended December 31, 2000

                                     INDEX

                                                                           Page
                                                                           ----
 Part I.

 Item 1.   Business.....................................................     1
 Item 2.   Properties...................................................    23
 Item 3.   Legal Proceedings............................................    24
 Item 4.   Submission of Matters to a Vote of Security Holders..........    24

 Part II.

 Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters.....................................................    25
 Item 6.   Selected Financial Data......................................    26
 Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    29
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...    38
 Item 8.   Financial Statements and Supplementary Data..................    39
 Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................    39

 Part III.

 Item 10.  Directors and Executive Officers of the Registrant...........    40
 Item 11.  Executive Compensation.......................................    40
 Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................    40
 Item 13.  Certain Relationships and Related Transactions...............    40

 Part IV.

 Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
            8-K.........................................................    41

 Index to Consolidated Financial Statements and Schedule................   F-1
 Signatures.............................................................   S-1

                                     PART I

   In this Annual Report on Form 10-K, "GCL" refers to Global Crossing Ltd. and the "Company," "Global Crossing," "we," "our" and "us" refer to GCL and its consolidated subsidiaries (unless the context otherwise requires).

   Throughout this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars.

ITEM 1. BUSINESS

Introduction

   We provide integrated telecommunications solutions over the world's first integrated global Internet Protocol ("IP")-based fiber-optic network, which will have more than 100,000 route miles, reaching four continents, 27 countries and more than 200 major cities by mid-2001. We serve many of the world's largest corporations, providing a full range of managed data and voice services. We operate throughout the Americas, Europe, and Asia/Pacific regions and provide services in Asia through our subsidiary, Asia Global Crossing Ltd. (NASDAQ: AGCX).

   Our network is currently 85% complete and includes 1.7 million fiber miles, 249 points of presence in 25 countries, and metropolitan networks in 19 major cities.

   Our common stock is traded on the New York Stock Exchange under the symbol "GX" and we are included in the S&P 500 index. You may visit us at our website located at www.globalcrossing.com.

Business Development

   Global Crossing's strategy is to be the premier provider of managed broadband services to global enterprises. We have adopted this strategy to take advantage of our extensive IP-based fiber-optic network. Through our network we offer our customers an exceptional combination of global reach and bandwidth. In addition, we own and operate substantially all of our network, which enables us to monitor all traffic and thereby optimize traffic flow and respond quickly as our customers' telecommunication needs and demands change.

   Since our inception in 1997, we have executed a major network construction program and have entered into several strategic transactions in order to enhance our network, service offerings and position in the marketplace. Strategic transactions prior to 2000 were as follows:

  Global Marine Systems:

     On July 2, 1999, we acquired Cable & Wireless Global Marine, the world's largest and most experienced submarine cable maintenance and installation company, for approximately $908 million. The acquisition of this business, which we renamed Global Marine Systems Limited ("Global Marine"), increased our ability to control the installation and maintenance of our undersea global network on a cost-effective basis. The acquisition also allowed us to offer our carrier customers a combination of maintenance, installation, and transmission services not previously available from a single provider.

  Frontier Corporation:

     On September 28, 1999, we acquired Frontier Corporation ("Frontier") in a merger transaction valued at over $10 billion. Frontier was one of the largest long distance telecommunications companies in the United States and one of the leading providers of facilities-based integrated communications and Internet services. At the time of the Frontier acquisition we operated our Atlantic Crossing (AC-1) cable and were in the process of building cables to provide services within Europe, across the Pacific Ocean and to Central and South America. Frontier was in the process of completing its own 20,000-mile fiber optic network within the United States. By acquiring Frontier, we obtained connectivity within North America as well as integrated connectivity among our Atlantic, Central and South American, European and Pacific regions. Frontier's network increased our network and service capabilities and the reach of our systems. The acquisition also provided operating systems and personnel with the expertise needed for us to make the transition from a construction-based wholesaler of network capacity to a provider of value-added telecommunications services.

  Racal Telecom:

     On November 24, 1999, we acquired Racal Telecom, a group of wholly owned subsidiaries of Racal Electronics plc, for approximately $1.6 billion in cash. Racal Telecom owns one of the most extensive fiber telecommunications networks in the United Kingdom, consisting of approximately 4,500 route miles of fiber and reaching more than 2,000 cities and towns. Similar to our Frontier acquisition, Racal provided a broad fiber optic network as well as personnel and systems which were used to launch our network and services within Europe, thereby further increasing our network capabilities and reach.

  Asia Global Crossing:

     The Asia Global Crossing joint venture was established on November 24, 1999. We contributed to the joint venture our development rights in East Asia Crossing ("EAC"), an approximately 11,000 mile undersea network that will link several countries in eastern Asia, and our then 58% interest in Pacific Crossing ("PC-1"), an undersea system connecting the United States and Japan. Softbank Corp. and Microsoft Corporation each contributed $175 million in cash to Asia Global Crossing and together committed to purchases of at least $200 million in capacity on our network over a three-year period. Softbank and Microsoft have also agreed to use Asia Global Crossing's network in the region, subject to specified conditions.

     On October 12, 2000, Asia Global Crossing completed its initial public offering of 68,000,000 shares of Class A common stock at a price to the public of $7.00 per share as well as the issuance of $408 million of 13.375% Senior Notes due 2010. Net proceeds from the IPO and subsequent exercise of the underwriters' over-allotment option were $455 million, after deducting the underwriters' discount, commissions and costs. Concurrently with the public offering, we contributed to Asia Global Crossing our 50% interest in Hutchison Global Crossing and our 49% interest in Global Access Limited, both of which are described below. After giving effect to the initial public offering and related transactions, our economic interest in Asia Global Crossing was reduced to 56.9%.

     During 2000, we made an additional strategic acquisition as well as two dispositions of non-core businesses to further enhance our offerings and refine our focus on becoming a premier provider of managed broadband services to global enterprises. Those transactions are as follows:

  IXnet/IPC:

     On June 14, 2000, we acquired IXnet, Inc. and its parent company, IPC Communications, Inc. in a merger transaction valued at $3.2 billion. IXnet developed, built, and operates the first global Internet Protocol-Virtual Private Network ("IP-VPN") providing specialized voice and data services specifically for members of the financial services community. The IXnet/IPC acquisition provided us with services, expertise, personnel, and access to a desirable customer base. In the acquisition, GCL issued 1.184 shares of its common stock for each outstanding share of common stock of IXnet and
  5.417 shares of its common stock for each outstanding share of common stock of IPC, for a total of 58.2 million shares of GCL common stock. The gross purchase price of $3.2 billion reflects a GCL stock price of $49.77 per share, the average price during a window period encompassing February 22, 2000, the date of signing of the definitive merger agreement, and includes long-term debt assumed and the fair market value of options issued by GCL. The purchase price and net liabilities assumed of $3.4 billion was allocated to goodwill and is being amortized on the straight-line method over 10 years.

  Incumbent Local Exchange Carrier:

     On July 11, 2000, we entered into an agreement to sell our incumbent local exchange carrier ("ILEC") business segment, acquired in the acquisition of Frontier, to Citizens Communications Company for $3,650 million in cash, subject to adjustments concerning closing date liabilities and working capital balances. We also entered into a strategic agreement with Citizens Communications pursuant to which we will provide long distance services to the ILEC. The transaction, which is subject to both federal and state regulatory approvals, is expected to close in the Summer of 2001. The disposition of the ILEC is intended to streamline our North American operations, re-deploy capital into higher growth businesses, and refine our focus on building and delivering managed services to global enterprises on the Global Crossing Network.

  GlobalCenter:

     In January 2001, we sold our GlobalCenter web hosting business to Exodus Communications, Inc. for 108.2 million Exodus common shares, representing approximately 20.0% of its outstanding shares at the effective time of the merger. As of that date, the value of the transaction was approximately $1.95 billion. As part of the transaction, Exodus also committed to a 10-year network services agreement under which it will purchase from us 50% or more of all of its future network capacity needs outside of Asia. Exodus and Global Crossing also entered into a long-term global marketing services agreement under which we will offer Exodus' web hosting services. In addition, Exodus and Asia Global Crossing have formed a joint venture to provide complex web hosting and managed services in Asia. Exodus owns 67% and Asia Global Crossing owns 33% of the new venture, which will purchase at least 60% of its networking needs from Asia Global Crossing. The transactions with Exodus are intended to allow us to capitalize on the fast-growing Internet intermediary market by providing managed broadband services to that market without the significant investments that would be required to compete successfully in that market.

Other Recent Developments

   On January 29, 2001, we completed a private offering of $1 billion in aggregate principal amount of 8.70% Senior Notes due 2007. The net proceeds from the offering have been used to refinance existing indebtedness consisting of term loans and revolving loans under our corporate credit facility.

   In October 2000, we repaid in full the approximately $768 million of borrowings remaining outstanding under credit facilities incurred in connection with our purchase of Racal Telecom in November 1999. The source of funds for the debt repayment was a new debt facility entered into by our subsidiary, Frontier Subsidiary Telco Inc. The new facility totals $1 billion, has a maximum maturity of 18 months, and will remain outstanding until the completion of our sale of the ILEC.

   Concurrently with its initial public offering in October 2000, Asia Global Crossing issued $408 million of its 13.375% Senior Notes due 2010. Asia Global Crossing intends to use the approximately $863 million in aggregate net proceeds from this offering and its initial public offering of common stock to build its network, make investments in telecommunications and Internet companies and repay some of its indebtedness and for general corporate purposes.

Business Strategy

   As a result of our own network construction and our strategic acquisitions and dispositions, we have created a network that offers an exceptional combination of global reach and bandwidth. Since we own and operate substantially our entire network, we can monitor all traffic and thereby optimize traffic flow and respond quickly as our customers' telecommunication needs and demands change. Our ongoing strategy is to maximize the value of this asset as we continue to transform ourselves from a construction-based wholesaler of network capacity to a value-added telecommunication services provider.

   We expect that the evolving needs of global enterprises, as well as trends in Internet traffic and deregulation, will result in a rapid growth in demand for global bandwidth. Global enterprises are moving many of their operations to network-based applications in order to obtain optimal efficiency and cost savings. These enterprises are using networks to interact internally as well as with partners, customers and vendors. IP and other forms of data applications are rapidly replacing traditional corporate voice networks. In addition, deregulation is spurring an increase in the number of carriers offering telecommunication services and therefore requiring capacity for their networks. Internet traffic continues to grow at a rapid pace and non-U.S. Internet users now exceed U.S. users, although most of the content being accessed by users outside the U.S. is located within the U.S. We expect demand for additional capacity to grow along with the number of Internet users and content providers.

   We can provide our services on a cost-effective basis. Of the more than 100,000 miles of cable that will comprise the Global Crossing Network by mid-2001, we will have constructed 75,000 miles, 20,000 miles have been acquired from Frontier, and the remaining 6,000 miles have been acquired through other acquisitions or joint ventures. Our network uses advanced architecture based on dense wave division multiplexing ("DWDM") and packet switching technologies, resulting in far greater bandwidth and fewer network components than that associated with legacy networks. In addition, the network acquired in the Frontier transaction was purchased at a low cost after taking into account the anticipated sale proceeds of $3,650 million for the ILEC and the value realized by Global Crossing in the GlobalCenter transaction.

   The "last mile" links to our network are local loop circuits. These circuits allow our network to reach the buildings in which our customers are located. We can arrange local loop service to any of our points of presence ("PoPs") either through the local exchange carrier or via our own fiber optic local loops, which are located in 19 major cities in the United States, Europe and Asia. We have plans to build an additional 21 such Metro Networks in the United States, Europe, Latin America and Asia in 2001. These Metro Networks speed up provisioning and enable us to deliver higher overall reliability since they give us end-to-end control over the network. In addition, Metro Networks facilitate the provision of advanced features and services, such as Gigabit Ethernet connections, which would not be possible in a legacy network environment.

Services

 General

   We provide services in two principal segments. Our telecommunications services segment offers a variety of integrated telecommunications services through our global fiber optic network as well as systems acquired from our mergers and acquisitions. Our installation and maintenance services segment, consisting of our Global Marine business, installs and maintains undersea fiber optic cable systems for carrier customers worldwide.

 Telecommunications Services

   We provide a variety of integrated telecommunications and IP-based services designed to meet the communications needs of large, global enterprises, as well as telecommunication carriers, with bandwidth-intensive applications and international requirements. We provide domestic and international data and voice services, Internet-based services, structured bandwidth services and other communications services, including the following:

  . Broadband Services: Point-to-point digital connections, including private line and wavelength services as well as IRUs (indefeasible rights of use). Payment for purchases of capacity or dark fiber (i.e., optical fiber that has not been equipped with the electronic components necessary for telecommunications transmission) is typically made in advance of activation, although in some cases a customer's payments are made in installments over two to four years. For short-term broadband services, customers are typically billed on a monthly basis.

  . Virtual Private Network ("VPN"): Customizable voice and/or data network solutions in which our customers create a private network within the Global Crossing Network, without the need to purchase dedicated private facilities to and from each of their locations. Customers have the flexibility to change capacity requirements between points and otherwise to reconfigure their VPNs over time.

  . Data Services: Asynchronous Transfer Mode ("ATM") and Frame Relay services.

  . Voice Services: Switched and dedicated outbound voice services for local, domestic, and international traffic for the commercial and wholesale markets, including additional features such as toll free and call center services.

  .  Conferencing Services: Audio, video and Web-based conferencing services.

  .  Internet Access: Direct connections to the Internet.

  . Metro Services: Intra-city SONET or SDH rings carrying on-net access circuits, with metro private lines and dedicated customer networks scheduled to become available later in 2001.

  . Web Hosting Services: A variety of data content distribution services, complex Web content and application hosting services, and consulting and professional services, all of which we can offer through our co-marketing arrangement with Exodus Communications, Inc.

 Installation and Maintenance Services

   Our cableships and subsea engineering division, Global Marine, operates the largest fleet of cable laying and maintenance vessels in the world, currently comprising 23 cable ships, three installation barges and 22 submersible vehicles. During the year 2000, Global Marine laid and, where appropriate, buried more than 19,000 miles of cable. Global Marine also maintains more than a third of the world's submarine cable in terms of length.

   Global Marine's maintenance business is centered around cable system security. Despite optimum route planning and installation, cables are sometimes damaged on the seabed. The maintenance cable ship must be able to retrieve a partially buried cable down to two thousand meters as well as retrieve and repair a cable from the furthest ocean depths. With cable in water depths of up to nine thousand meters, the cable ship is a specialized vessel designed to operate continuously in the extreme weather conditions found in the major cable routes around the world.

   Global Marine's installation business is dependent on the number of submarine telecommunication cable systems annually installed worldwide. Such systems traverse many types of seabed, including active continental shelves, flat deep-water abyssal plains and mountainous oceanic ridges. The objective when installing cable is to deploy it in such a way as to minimize the risk of damage to the cable either from external threats or from natural wear effects caused by ocean currents and tides. The cable can either be buried into the seabed if protection is required from threats such as fishing and anchoring or it can simply be laid across the surface of the seabed.

 Discontinued Operations

   The discontinued operations referred to in the financial statements included in this Annual Report on Form 10-K are comprised of our GlobalCenter web hosting subsidiary, which we sold to Exodus in January 2001, and our ILEC business segment, which we expect to sell to Citizens Communications in the Summer of 2001 pursuant to the stock purchase agreement dated July 11, 2000.

   Prior to the sale to Exodus, our GlobalCenter subsidiary offered a combination of digital distribution services, server co-location, equipment sales, consulting services and professional expertise aimed at supporting customers' Internet operations.

   Our ILEC business segment comprises one of the largest local exchange service providers in the United States. This segment consists of 34 regulated telephone operating subsidiaries in 13 states, serving in excess of one million access lines. Such services are marketed under the name Frontier Telephone, a Frontier Communications Company. The local exchange carriers provide local, toll, access and resale services; sell, install and maintain customer premises equipment; and provide directory services. Our ILEC business segment excludes local services provided by our subsidiaries authorized as competitive local exchange carriers ("CLECs"), which services are included in our telecommunications services segment. Generally speaking, ILECs tend to be the original provider of local exchange service in a given area and, accordingly, receive a greater degree of regulation than do CLECs and other carriers.

Sales and Marketing

   Our business strategy includes focusing our sales and marketing efforts towards global enterprises. We believe that IP-based solutions including virtual private networks ("VPNs") and voice over IP ("VoIP") will be the fastest growing sector of the estimated $130 billion global data market in 2003. As a result, our sales and marketing activities are targeted toward companies requiring significant data and broadband services due to global presence and the nature of their operations. We intend to focus our sales effort on offering appropriately tailored services to approximately 7,500 global enterprises within seven newly defined sales channels.

   The sales channels we are focusing our ongoing sales and marketing efforts on are as follows:

  . Carrier Markets. We offer telecommunications carriers a fiber optic network providing an exceptional combination of global reach and bandwidth. Our more than 100,000 mile fiber optic cable network is 85% complete and is expected to become fully operational in mid-2001. As an owner and operator, we offer carriers a broad range of services at a low cost and the ability to tailor needs based on geographical demands of the customer. For example, a carrier may experience a change in geographical demand, which will require the routes used by the carrier to be reassigned. Because we own and operate a global network, we can reassign the routes used by the carrier without any loss to the carrier's investment. There are approximately 1,000 carriers in this approximately $50 billion market.

  . Financial Markets. The financial services market is an approximately $104 billion market which represents approximately 20% of worldwide business network expenditures. IXnet, which we acquired in June of 2000 and subsequently renamed Global Crossing Financial Markets, developed, built, and operates the world's first IP-VPN network specifically for the financial services community. Global Crossing Financial Markets' network is a single, secure environment in which electronic trading, market data, and straight-through processing can be transmitted. Global Crossing Financial Markets' customers include some of the largest members of the financial services community, which is comprised of approximately 2,000 strategic accounts.

  . Media and Entertainment Markets. Content creation within the media and entertainment industry is transitioning from current methods to digital production, online rendering, digital animation, and digital special effects. The Federal Communications Commission has mandated digital broadcasts by 2006. The distribution channels of the industry will have to move extremely large data files, which they are not currently prepared to do on an efficient and cost-effective basis. We believe this industry will require large amounts of capacity in order to transition into the world of digital production. Furthermore, since a single production requires the coordinated services of many disparate enterprises and significant content distribution channels, we believe the media and entertainment industry could take advantage of an extranet similar to that built by Global Crossing Financial Markets for the financial services community. We plan on entering this market in its formative stages and have targeted approximately 1,500 strategic accounts.

  . NextGen Markets. Our focus on the NextGen market leverages our broadband network to help us capture a greater share of the market for Internet intermediaries such as Internet service providers ("ISPs") and application service providers ("ASPs"). Since it is less expensive for these intermediaries to outsource than to build a network, we believe the members of this market will increasingly look to integrated telecommunications providers to fulfill their broadband requirements. In connection with the sale of GlobalCenter, we entered into an agreement with Exodus, an Internet hosting company, in which Exodus and Global Crossing will co-market each other's services. Furthermore, Exodus will purchase at least 50% of its network services outside of Asia from Global Crossing, and at least 60% of its network services in Asia from Asia Global Crossing. There are approximately 1,000 companies in this market.

  . MNC Markets. We include in this sales channel all global enterprises which do not fall into one of the four categories listed above. We are pursuing this approximately $238 billion market with a specialized sales force knowledgeable in the managed broadband needs of multinational corporations. We have standardized and tailored a specific set of services for these companies. Furthermore, we are entering into strategic partnerships with members of the information technology ("IT") consulting community whereby Global Crossing and our partners co-market Global Crossing's services as part of an integrated IT outsourcing recommendation. We have targeted approximately 2,000 strategic accounts within this sales channel.

  . Government Markets. Government organizations represent a significant market for the provision of managed broadband services. The combined government market in the United States and Europe is approximately $15 billion. Government operations are well suited for an IP-VPN, which can enable government employees to access secure information, data services, voice services, and the Internet through a single connection. The Company has created such a network for the British government by connecting all British embassies worldwide through an IP-VPN.

  . Bandwidth Markets. The trading of bandwidth via trading desks and brokers is a new industry phenomenon. While this market is still in its formative stages, we believe bandwidth trading will develop into an important sales channel for some of our services in the future. In addition, the knowledge we gain from pursuing this sales channel should assist us in formulating more creative pricing packages for our customers, including futures and options. For example, through this group we can develop offerings to provide users of leased lines the opportunity to purchase services from Global Crossing at a future price before their current contract with another carrier expires. This will provide our customers with immediate cost savings and will reduce provisioning issues by increasing installation lead-time.

   In 2000, we announced the formation of Global Crossing Solutions. During the past several years, many global enterprises have been investing substantially in building IT systems in order to remain competitive in the growing world of e-commerce and the Internet. Although these firms must compete globally, their networks are often comprised of disjointed and regionally based systems that provide the user minimal control over the overall system and its traffic. Problems that occur on the network are extremely difficult to isolate since the responsibility for such a fragmented network is spread among various providers. Our Global Crossing Solutions group has identified the opportunity to be a single source provider of complex global outsourcing across all of our sales channels. The development and adoption of "e-business" applications has created a demand for seamless, global networks. The Global Crossing Solutions group provides telecommunications solutions that are intended to enable global enterprises to maximize the value of their e-business applications by providing the following:

  . An integrated global fiber optic network. We are a single point of responsibility for the installation, maintenance and operation of services and equipment over our network.

  . Ability to focus on core competencies. By alleviating our customers' need to invest in and maintain new networks and systems, our customers can focus on their core competencies in operating their businesses.

  . Reduce capital expense and operating costs. By alleviating our customers' need to invest in and maintain new networks and systems, our customers are also able to reduce their capital expenditures and operating costs.

  . Minimize risk of changing technologies. By outsourcing their needs through us, our customers can minimize their risk of technological obsolescence.

  . Competitive pricing. Since we own and operate substantially our entire network, we do not have to buy or lease significant capacity to provide these services. As a result, we are able to offer our services on competitive terms.

The Global Crossing Network

   The Global Crossing Network has been engineered from conception to be a state of the art telecommunications network providing seamless, broadband, global city-to-city and business-to-business connectivity through a combination of subsea cables, national and international networks and metropolitan networks with connections to points of presence in major cities throughout the world. This high capacity fiber optic network enables us to offer an extensive line of Internet, data, and voice services to telecommunications carriers and business customers around the world.

   As currently planned, our network will extend over 100,000 route miles to connect over 200 major metropolitan cities in 27 countries. In addition, we have connected to the network local access rings in 19 major cities in the United States, Europe and Asia and plan to do so in an additional 21 cities in the United States, Europe, Latin America and Asia in 2001.

 The Long Haul Network

   The fiber optic cable systems that we have deployed connect, on an integrated basis, over 200 major metropolitan markets in 27 countries on four continents. Our network is 85% complete and includes 1.7 million fiber miles, 249 points of presence in 25 countries, and metropolitan networks in 19 major cities. The following are the in-service systems currently comprising the long haul portion of the Global Crossing Network:

  --Atlantic Crossing-1 and Atlantic Crossing-2, together referred to as "AC", undersea cable systems integrated in a multi-ring network architecture and together spanning approximately 13,200 route miles and connecting the United States with Europe;

  --North American Crossing, referred to as "NAC", an approximately 20,000 route mile terrestrial system connecting major cities in the United States;

  --Pan European Crossing, referred to as "PEC", an approximately 11,000 route mile primarily terrestrial system connecting major European cities to AC;

  --Global Crossing United Kingdom, referred to as "GC UK," an approximately
    4,650 route mile terrestrial network in the United Kingdom operated in conjunction with PEC;

  --Mid-Atlantic Crossing, referred to as "MAC", an approximately 4,700 route mile undersea system connecting the eastern United States and the Caribbean;

  --PAC, an approximately 6,000 route mile primarily undersea system connecting the western United States, Mexico, Panama, Venezuela and the Caribbean;

  --Mexican Crossing, an approximately 2,200 mile terrestrial system connecting Mexico City, Guadalajara, Mazatlan and Monterrey;

  --Pacific Crossing, referred to as "PC-1", an approximately 13,000 route mile undersea system connecting the United States and Japan;

  --Global Access Ltd., referred to as "GAL", an approximately 1,200 route mile terrestrial system connecting a number of major cities in Japan to PC-1; and

  --Hutchison Global Crossing, referred to as "HGC", an approximately 450 route mile terrestrial network in Hong Kong, connecting to East Asia Crossing.

   The following systems are in varying stages of development:

  --South American Crossing, referred to as "SAC", an approximately 10,600 mile undersea and terrestrial system that connects the South American continent to the rest of the Global Crossing Network via MAC and PAC. Segments of SAC connecting Brazil and Argentina to the rest of the Global Crossing Network were completed in the fourth quarter of 2000. The entire system is scheduled to become operational in the second quarter of 2001;

  --Trans Andean Crossing, referred to as "TAC," an approximately 1,600 mile terrestrial system connecting Las Toninas, Buenos Aires, Rosario, Cordoba, Mendoza, Santiago and Valparaiso.

  --East Asia Crossing, referred to as "EAC", an approximately 11,900 mile undersea system that connects PC-1 from Japan with landing sites in Hong Kong and, later in 2001, Taiwan and Korea. In addition, EAC is expected to connect the Philippines, Singapore and Malaysia by the first half of 2002 and, if and when regulations permit, China; and

  --Digitel Crossing, Asia Global Crossing Taiwan, Dacom Crossing and Starhub
    Asia Global Crossing, backhaul and/or terrestrial networks in the Philippines, Taiwan, Korea and Singapore, respectively. These systems are scheduled for completion to support the related subsea systems.

   Although most of these fiber optic cable systems are wholly owned, some are being developed and operated through joint ventures with one or more partners. Specifically, we are constructing parts of the terrestrial portion of SAC through joint venture arrangements, and terrestrial connectivity to PAC in Mexico is through a joint venture. In addition, we have an approximately 56.9% economic interest in our Asia Global Crossing subsidiary, which in turn has a 100% interest in EAC, a 64.5% interest in PC-1, a 50% interest in HGC, a 49% interest in GAL, a 60% interest in Asia Global Crossing Taiwan, a 49% interest in Dacom Crossing, a 50% interest in Starhub Asia Global Crossing and a 40% interest in Digitel Crossing.

   In addition to developing the above systems, we have been selected to provide marine operations and to act as project manager of Africa ONE, an estimated $1.6 billion cable system consisting of a self-healing ring around the continent of Africa. However, we do not intend to make an equity investment in this system.

   Our long haul telecommunications network is monitored 24 hours a day, seven days a week by a combination of our global network operations center and our four regional operating centers. The global network operations center is located in London, England and performs worldwide monitoring and network management for the subsea systems. Regional operations centers are located in Detroit, Michigan; London, England; Mexico City, Mexico; and Tokyo, Japan and provide monitoring and maintenance of the terrestrial networks.

   Our six customer service centers serve as the primary interface for customer order receipt, service delivery order management and billing operations. These centers are the entry point for launching work orders that result in the activation of customer service via work centers throughout the Global Crossing Network. European orders are handled by our customer service centers in Glasgow, Scotland and in London, England; North American orders are handled by our Detroit, Michigan service center; Latin American and Caribbean orders are handled by our Miami, Florida service center; and Asian orders are handled by our service center in Tokyo, Japan. In addition, we have a global service center in London, England that serves as the single point of contact for our largest customers for worldwide maintenance referrals. In April 2001, we expect to open a global customer care center in Montreal, Canada to provide a single point of contact for our services globally with multi-skilled and multi-lingual technicians to work maintenance referrals and to provide status on provisioning orders and billing inquiries.

 The Metropolitan Network

   In order to extend Global Crossing's network reach to the customer doorstep, we connect the Global Crossing Network to local exchange carriers in each city where Global Crossing has a point of presence. In addition, we are building or acquiring our own city networks in several major cities in which we have a point of presence, starting with the major business centers of North America and Europe. We have completed rings in 11 North American cities, four European cities and four Asian cities. During 2001, we intend to undertake a similar development program in an additional 21 cities in Europe, North America, Latin America and Asia.

   We previously entered into an agreement with Telergy, Inc. under which we have acquired 96 strands of fiber throughout the New York area on Telergy's 100-mile New York City network. In addition, the agreement provides us with an ownership position in Telergy and representation on its board of directors. Global Crossing and Telergy have also agreed to explore co-build opportunities in the northeastern United States and to seek to utilize the Telergy network as needed for redundancy and termination of Global Crossing traffic in certain areas.

   Our merger with IXnet in June 2000 resulted in the acquisition of points of presence in 38 countries, over 1,500 customer access nodes, and connectivity to trading systems on over 100,000 customer desktops. We believe this acquisition significantly enhanced our strategy to provide connectivity not only building-to-building, but from customer premises to customer premises globally.

Principal Customers

   Within our primary sales channels, we have numerous customers that we service. In our Carrier Markets channel, we provide capacity for some of the largest telecommunication carriers. Our Financial Markets channel provides service to over 1,200 financial services firms worldwide. We offer them managed voice and data services as well as financial content distribution services. Our MNC Markets channel provides various managed broadband services to large multinational corporations in various industries. Our Government Markets channel provides telecommunication services to government municipalities and agencies.

Principal Suppliers

   Our principal suppliers are the companies that are constructing the uncompleted segments of the Global Crossing Network. We utilize multiple suppliers for terrestrial systems. We also utilize multiple suppliers to procure equipment for our network, including muliplexing equipment, packet routers and switches, and network management servers.

Competition

 Telecommunications Services

   The telecommunications industry is highly competitive. Many of our existing and potential competitors, particularly in our telecommunications services markets, compete with greater financial, personnel, marketing and other resources, and have other competitive advantages.

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

   Increased consolidation and strategic alliances in the industry resulting from the Telecommunications Act of 1996 (the "Telecom Act") have allowed significant new competitors to enter the long distance industry, including local exchange carriers such as Verizon Communications which were previously prohibited from the inter-state market. These ILECs have the advantages of network concentration and significant existing customer bases.

   As a result of the expansion of our business into IP services, we also compete with a wide range of companies that provide Internet access and other IP products and services. Significant competitors include IBM, Verizon Communications and UUNet (a subsidiary of WorldCom, Inc.). In addition, many smaller companies have entered the market for web-based services.

   In recent years, competition has increased dramatically in all areas of the telecommunications services market. Our primary competitors include AT&T, Sprint, WorldCom and foreign PTTs, all of whom have extensive experience in the long distance market. In their local markets, the PTTs have the advantages of network concentration, significant existing customer bases and, in many cases, regulatory protection from competition.

   In addition to the above providers, we have other competitors including Flag Telecom, 360networks, Level 3, Williams, Qwest, KPN Qwest and TyCom Ltd. which are horizontally integrated companies delivering bandwidth-enabled services worldwide on newly built or to-be-built networks.

   The routes addressed by our systems are currently served by several cable systems as well as satellites. In addition, each of our routes faces future competition from several other regional and global systems being developed by consortia of major telecommunications carriers, by PTTs, by the horizontally integrated companies mentioned above or by other competitors.

 Installation and Maintenance Services

   Although Global Marine is the world's leading independent marine services company to the telecommunications industry, it faces potential competition from both existing market participants and potential new entrants. There are currently two major system supply companies in the subsea cable industry: TyCom and Alcatel Submarine Networks. In March 2001, Global Marine signed a strategic alliance with NEC to supply marine services as part of an integrated supply package. The alliance will provide customers with a fully integrated solution for the design, supply and installation of submarine telecommunications networks globally. Global Marine will continue to provide services to customers who wish to do business outside of the alliance.

Regulation

   Our submarine and terrestrial fiber optic cable systems and telecommunications services are subject to regulation at the federal, state, and local levels in the United States, as well as regulation by regulatory agencies in the various foreign countries in which we have facilities or operations.

 REGULATION IN THE UNITED STATES

   To the extent that the following discussion of regulation of our businesses in the United States relates to our ILEC business segment, we note that this segment has been reclassified as discontinued operations pending completion of the anticipated sale of this segment to Citizens Communications.

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

   Interconnection. In August 1996, the FCC released its First Report and Order on interconnection, which established rules for the implementation of the Telecom Act's obligations. In July 1997, the U.S. Circuit Court of Appeals for the Eighth Circuit vacated portions of the FCC's decision. On January 25, 1999, the United States Supreme Court reversed, and affirmed the FCC's authority to promulgate rules governing pricing, found that the FCC had authority to promulgate a "pick and choose" rule for interconnection, and upheld most of the FCC's rules governing access to unbundled network elements. The Court remanded to the FCC the issue of which network elements must be unbundled by ILECs. On remand, the FCC retained most of its original list of network elements to be unbundled, but eliminated the requirements that ILECs provide unbundled access to (i) local switching for customers with four or more lines in the most densely populated parts of the top 50 Metropolitan Statistical Areas, (ii) operator services, and (iii) directory assistance. The rules governing the pricing, terms, and conditions of interconnection agreements remain unsettled, and the scope of our interconnection rights and obligations, both as an ILEC and a CLEC, may change in ways that are not foreseeable. On July 18, 2000, the United States Court of Appeals for the Eighth Circuit vacated certain of the FCC's remaining regulations, in part, holding that the FCC could not require the states to use a pricing methodology, based upon an efficient, hypothetical ILEC network and could not require ILECs to combine previously uncombined network elements. On January 22, 2001, the Supreme Court agreed to review the Eighth Circuit's ruling. A decision by the Supreme Court is not expected until 2002.

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

   Universal Service. The Telecom Act required the FCC to restructure the manner in which universal service fund payments are established and distributed, and the FCC has significantly expanded the federal universal service subsidy regime to include low-income consumers. We are required to contribute to these programs based on our interstate and international revenue from end-user telecommunications services. Contribution rates change quarterly. Currently, the contribution rate is 6.6827% of interstate and international end-user telecommunications revenue. We are unable to specify the amount of any universal service contributions that we will be required to make in future years.

   Reciprocal Compensation. Under the Telecom Act, a local exchange carrier that terminates calls to customers on its network is entitled to be compensated by the local exchange carrier of the originating customer. Some ILECs have taken the position that compensation is not owed for inbound calls to ISPs on the grounds that this type of traffic is not local and, thus, not covered by the terms of existing interconnection agreements. As a result, some ILECs have threatened to withhold, and in some cases have withheld, compensation to CLECs for such calls. The FCC has, in several related proceedings, requested comments on the rules that it should adopt to govern compensation for ISP-bound traffic. On February 26, 1999, the FCC ruled that ISP traffic was jurisdictionally interstate, although it also held that it would not disturb existing interconnection agreements that called for the payment of reciprocal compensation on ISP-bound traffic. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated the FCC's order and remanded the matter to the FCC for future proceedings. We cannot accurately predict how the FCC will rule or what impact that rule may have on future interconnection negotiations.

   As an ILEC in New York, we currently are required to pay significant reciprocal compensation payments for inbound calls to ISPs. The state public utility commissions ("PUCs") of Alabama, Florida, Georgia, Indiana, Ohio, Pennsylvania, Illinois, Michigan, Minnesota and Wisconsin, states in which we also operate ILECs, also have concluded that reciprocal compensation, based upon somewhat differing formulas, is owed for ISP-bound calls. Any reciprocal compensation payments in those states are not material to our operations. In addition, legislation has been introduced in the U.S. Congress that would ban reciprocal compensation for calls to ISPs. We cannot predict whether this legislation will pass as currently proposed or the effect of its passage on our payment or receipt of reciprocal compensation payments.

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

   Tariffing and Filing Requirements. Effective January 31, 2001, the FCC detariffed interstate services, except for mass market services. This action requires us to enter into individual contracts with our customers or determine another manner to advise them of the prices, terms and conditions of our interstate services. Detariffing of mass market services is currently scheduled to become effective on July 31, 2001. The FCC is currently considering whether to detariff international services. The FCC also imposes reporting and filing requirements on non-dominant carriers. We must file periodic reports regarding our interstate and international circuits and the deployment of network facilities. Traffic and revenue reports and universal service contribution worksheets also must be filed. Carriers also must obtain prior approval from or give notice to the FCC of certain transfers of control and assignments of operating authorizations, as well as certain affiliations with foreign carriers. In addition, certain operating and services agreements with dominant foreign carriers must be filed with the FCC.

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

   Open Market Plan. Our Frontier subsidiary in Rochester, New York began its seventh year of operations under the Open Market Plan in January 2001. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (i) interconnection of competing local networks including reciprocal compensation for terminating traffic, (ii) equal access to network databases, (iii) access to local telephone numbers, (iv) service provider telephone number portability, and (v) certain wholesale discounts to resellers of local services.

   During the operation of the Open Market Plan, we are regulated under pure price cap regulation rather than rate-of-return regulation. Planned rate reductions of $21.0 million (the "Rate Stabilization Plan") have been implemented for Rochester area consumers, including $19.5 million of reductions that occurred through 2000, and an additional $1.5 million which commenced in January 2001. Rates charged for basic residential and business telephone service may not be increased during the seven-year period of the Plan. We are allowed to raise prices on certain enhanced services such as Caller ID and call forwarding.

   On August 25, 1999, the New York State Public Service Commission ("NYSPSC") solicited comments regarding our Rochester local exchange subsidiary's financial condition, earnings and service quality, competition in the Rochester market, and the terms and conditions of the Open Market Plan. Settlement discussions in this NYSPSC proceeding resulted in a Joint Proposal for Open Market Plan Continuation and Modification (the "Joint Proposal"), which was approved with some modifications by the NYPSC on March 30, 2000. Under the approved Joint Proposal our Frontier ILEC subsidiary in New York will (i) remain under "price cap" regulation through 2002 (and possibly for an additional two years); (ii) be required to improve specified elements of service quality and to offer certain additional services; (iii) be subject to increased potential penalties related to service targets; and (iv) be required to lower certain residential and commercial service rates. The impact of the Joint Proposal will not have a material adverse effect on Global Crossing as a whole. The NYSPSC also has issued orders on other regulatory issues that affect our New York Frontier subsidiaries, related to service quality, staff allocations, provisions, and relations with other carriers.

   Dividend Policy. The Open Market Plan prohibited the payment of dividends by Frontier Telephone of Rochester, Inc. ("FTR"), to Global Crossing North America, Inc. ("GCNA") if (i) FTR's senior debt is downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividend payments to GCNA also require FTR's directors to certify that such dividends will not impair FTR's service quality or its ability to finance its short and long-term capital needs on reasonable terms.

   In 1999, FTR achieved the required service levels, but a previously imposed temporary restriction on dividend payments from FTR to GCNA remained in place until the NYSPSC was satisfied that FTR's service levels demonstrated that FTR had rectified the service deficiency. In addition, on June 2, 1999, Moody's and S&P downgraded FTR's senior debt ratings from A1/AA- to Baa2/BBB, respectively. These ratings actions were a result of the announced merger between Frontier and Global Crossing, and did not reflect any change in the financial condition or creditworthiness of FTR. These actions triggered an additional dividend restriction for FTR. On December 22, 1999, S&P downgraded FTR's senior debt rating to BB+ and, on January 18, 2000, Duff & Phelps downgraded FTR's senior debt rating to A. Both rating agencies stated that their actions reflected their views that a large separation in ratings could not be maintained between an operating subsidiary and its parent. By order issued October 18, 2000, the NYPSC eliminated from the Open Market Plan the restriction on dividends based on debt ratings and indicated its satisfaction with FTR's improvements in service levels. FTR has therefore resumed the payment of dividends.

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

 Europe

   In connection with the construction and operation of the PEC network, we have obtained telecommunications licenses in all nations where authorization is required for us to construct and operate facilities or provide services. We expect to obtain additional telecommunications licenses and authorizations in Europe in the ordinary course of business.

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

 Asia

   We are increasing the scope of our activities in Asia. As in Europe, we have obtained or are in the process of obtaining telecommunications licenses in all nations where authorization is required for us to construct and operate facilities or provide services. We expect to obtain additional telecommunications licenses and authorizations in Asia in the ordinary course of business.

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

Employees

   As of December 31, 2000, our continuing operations had approximately 13,000 employees and our discontinued operations had approximately 3,400 employees. We consider our relations with our employees to be good.

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

   We were organized in March 1997 and, with the exception of our Frontier, Global Marine, IPC and Racal Telecom subsidiaries, have a limited operating history. Because of this limited history and our rapid growth though successive acquisitions, it may be difficult for potential investors to evaluate the performance of our operations. In particular, comparisons of our results of operations from one period to another may not be fully indicative of our current ability to conduct our business.

   If we encounter difficulties in completing our cable systems currently under development, we may face delays in recognizing revenues from the affected systems.

   Our ability to achieve our strategic objectives will depend in large part upon the successful, timely and cost-effective completion of our cable systems currently under development, as well as on achieving substantial sales of capacity and services on these systems once they become operational and on our other operational systems. The construction of these systems will be affected by a variety of factors, uncertainties and contingencies, many of which are beyond our control, including:

  .  our ability to manage their construction effectively;

  . our ability to obtain all construction and operating permits and licenses;

  .  third-party contractors performing their obligations on schedule; and

  . our ability to enter into favorable construction contracts with a limited number of suppliers.

   As a result, we cannot be certain that each of these systems will be completed at the cost and in the time frame currently estimated by us, or even at all. Although we award contracts for construction of our systems to suppliers who in most cases are expected to be bound by a fixed-price construction cost schedule and to provide guarantees in respect of completion dates and system design specifications, we cannot be certain that the actual construction costs or the time required to complete these systems will not exceed our current estimates.

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

   Demand for our products and services could be reduced due to competition or changes in industry conditions.

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

   Our strategy is to be the premier provider of managed broadband services to global enterprises. As a result of this aggressive strategy, we are experiencing rapid expansion and expect it to continue for the foreseeable future. This growth has increased our operating complexity. At the same time, the international telecommunications industry is changing rapidly due to, among other things:

  .  the easing of regulatory constraints;

  .  the privatization of established carriers;

  .  the expansion of telecommunications infrastructure;

  . the growth in demand for bandwidth caused by expansion of Internet and data transmissions;

  .  the globalization of the world's economies; and

  .  the changing technology for wired, wireless and satellite communication.

   We cannot be certain that we will succeed in adapting to the changes in the international telecommunications industry, particularly given our rapid growth strategy. If we do not succeed, our future results of operations could be impaired.

   We face price declines that could adversely affect our operating margins.

   Advances in fiber optic technology have resulted in significant per circuit price declines in the fiber optic cable transmission industry. Recent changes in technology caused prices for telecommunications capacity and services to go down even further. If there is less demand than we project or a bigger drop in prices than we project, it could adversely affect our operating margins and, accordingly, our results of operations. We cannot be certain, even if our projections with respect to those factors are realized, that we will be able to implement our strategy or that our strategy will be successful in the rapidly evolving telecommunications market.

   The operation, administration, maintenance and repair of our cable systems are subject to risks that could lead to the failure of those systems to operate as intended for their full design life.

   Each of our systems is and will be subject to the risks inherent in a large-scale, complex fiber optic telecommunications system. The operation, administration, maintenance and repair of our systems requires the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world. We cannot be certain that our systems will continue to function as expected in a cost-effective manner. The failure of the hardware or software to function as required could render a cable system unable to perform at design specifications.

   Each of our undersea systems either has or is expected to have a design life of generally 25 years, while each of our terrestrial systems either has or is expected to have a design life of at least 20 years. The economic lives of these systems, however, are expected to be shorter than their design lives, and we cannot be certain of the actual useful life of any of these systems. A number of factors will ultimately affect the useful life of each of our systems, including, among other things: quality of construction; unexpected damage or deterioration; and technological or economic obsolescence.

   Failure of any of our systems to operate for its full design life could result in a loss of customers and a reduction in future revenues and adversely affect our future operating results.

   Because we face significant competition, we may not be able to hire, integrate and retain key managerial, technical and sales personnel.

   Our future success depends on the skills, experience and efforts of our officers and key technical and sales employees. In particular, our senior management has significant experience in the telecommunications industry, and the loss of any of them could negatively affect our ability to execute our business strategy. In addition, we cannot be certain that we will be able to integrate new management into our existing operations. Competition for bandwidth sales employees and fiber optic engineers is particularly intense, and we may not be able to attract, motivate and retain highly skilled and qualified personnel in these areas. Some of our key employees currently do not have employment agreements that would limit their ability to leave our employment or compete with us following their departure. In addition, we do not have "key person" life insurance policies covering any of our employees.

   We have substantial international operations and face political, legal and other risks from our operations in these foreign jurisdictions.

   We will derive substantial revenue from international operations and intend to have substantial physical assets in several jurisdictions along our routes, including countries in Asia, Latin America and Europe. As a result, our business is subject to particular risks from operating in these areas, including:

  . uncertain and rapidly changing political and economic conditions, including the possibility of civil unrest, terrorism or armed conflict;

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

   We cannot assure the successful integration of newly acquired businesses. If the expected benefits of these acquisitions are not achieved, our operations will be negatively affected.

   Part of our growth strategy has been to make selective strategic acquisitions of businesses operated by others. Achieving the benefits of these acquisitions will depend in part on the integration of those businesses with our business in an efficient manner. We cannot be certain that this will happen or that it will happen in a timely manner. The consolidation of operations following these acquisitions often requires substantial attention from our management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the revenue, levels of expenses and operating results of the combined company. We cannot be certain that we will realize any of the anticipated benefits of any acquisition. If we do not realize these benefits, our performance could suffer.

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

   We cannot be certain that third parties will perform their contractual obligations or that they will not be subject to political or economic events which may have a material adverse effect on their ability to provide us with necessary services. If they fail to perform their obligations, we may not be able to conduct our business. In addition, if any of our joint venture participants experiences a change in strategic direction such that their strategy regarding our mutual joint venture diverges from our own, we may not be able to realize the benefits anticipated to be derived from the joint venture.

   We have substantial financial leverage which may limit our ability to comply with the terms of our indebtedness and may restrict our ability to operate.

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

   We have incurred a high level of debt. As of December 31, 2000, we and our consolidated subsidiaries had a total of $14,378 million of liabilities, including approximately $6,425 million in senior indebtedness, of which $2,519 million was secured. As of such date, GCL additionally had outstanding cumulative convertible preferred stock with a face value of $2,744 million. Our subsidiary, Global Crossing Holdings Ltd., also had mandatorily redeemable preferred stock outstanding with a face value of $500 million.

   Our ability to repay our debt depends upon a number of factors, many of which are beyond our control. In addition, we rely on dividends, loan repayments and other intercompany cash flows from our subsidiaries to repay our obligations. If we are unable to generate sufficient cash flow to meet our debt service requirements, we may have to renegotiate the terms of our long-term debt. We cannot be certain that we would be able to renegotiate successfully those terms or refinance our indebtedness when required or that satisfactory terms of any refinancing would be available. If we were not able to refinance our indebtedness or obtain new financing under these circumstances, we would have to consider other options, such as:

  .  sales of some assets;

  .  sales of equity;

  .  negotiations with our lenders to restructure applicable indebtedness; or

  .  other options available to us under applicable law.

   We are subject to restrictive covenants that may limit our ability to take actions in furtherance of our strategic objectives.

   Covenants in our various debt instruments limit our ability, among other things:

  .  to incur debt;

  .  to pay dividends and make distributions on capital stock;

  .  to make investments;

  .  to enter into new businesses;

  .  to merge, consolidate or dispose of assets; and

  .  to enter into transactions with affiliates.

   Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take. For example, these covenants may restrict us from financing capital expenditures with debt. Our failure to comply with these covenants would cause a default which, if not waived, could result in the debt becoming immediately due and payable. In this event, we may not be able to repay or refinance the debt on terms that are acceptable to us or at all.

   Officers and directors own a substantial portion of us and may have conflicts of interest.

   Our executive officers and directors have substantial equity interests in us. As of February 23, 2001, all our directors and executive officers as a group collectively beneficially owned approximately 14.79% of our outstanding common stock.

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

   We believe that neither we nor any of our non-United States subsidiaries are a foreign personal holding company and do not expect that either we or any of our affiliates will become a foreign personal holding company. However, we cannot be certain in this regard. If one of our shareholders is a United States person and we or one of our non-United States subsidiaries are classified as a foreign personal holding company, then that shareholder would be required to pay tax on its pro rata share of our or our relevant non-United States subsidiary's undistributed foreign personal holding income. We intend to manage our affairs so as to attempt to avoid or minimize having income imputed to United States persons under these rules, to the extent this management of our affairs would be consistent with our business goals, although we can provide no assurances in this regard.

   We believe that we are not a passive foreign investment company and do not expect to become a passive foreign investment company in the future. However, we cannot be certain in this regard. In addition, our expectations are based, in part, on interpretations of existing law that we believe are reasonable, but which have not been approved by any taxing authority. If we were a passive foreign investment company, then any of our shareholders that is a United States person could be liable to pay tax at the then prevailing rates on ordinary income plus an interest charge upon some distributions by us or when that shareholder sold our capital stock at a gain.

   Furthermore, additional tax considerations would apply if we or any of our affiliates were a controlled foreign corporation or a personal holding company.

ITEM 2. PROPERTIES

   Our principal offices are under lease in Hamilton, Bermuda. We also lease corporate office space in London and Chelmsford, England; Montreal, Canada; Dublin, Ireland; Beverly Hills, California; Madison, New Jersey; Rochester,
New York; New York, New York; and Miami, Florida. We also lease office space in Hong Kong and Tokyo through our subsidiary, Asia Global Crossing. We also own or lease sales, administrative and support offices worldwide. In addition, our telecommunication services segment owns undersea cables crossing the Atlantic Ocean (AC-1 and AC-2); Pacific Ocean (PC-1); Eastern United States and Caribbean (MAC); South America (SAC); East Asia (EAC); and Western United States, Mexico, Central & South America and Caribbean (PAC); and primarily terrestrial cable systems connecting various cities within the United States
(NAC), South America (TAC), Europe (PEC), Japan (Asia Global Crossing's 49% interest in GAL), Hong Kong (Asia Global Crossing's 50% interest in HGC), and Mexico. Our telecommunications services segment also owns or leases numerous cable landing stations throughout the world related to these undersea and terrestrial cable systems.

   Our installation and maintenance services segment owns, leases and operates a fleet of vessels and submersible/remotely operated vehicles used in the planning, installation and maintenance of undersea fiber optic cable systems.

   Our ILEC business segment, which is accounted for as discontinued operations pending the sale to Citizens Communications, owns telephone properties which include: connecting lines between customers' premises and the central offices; central office switching equipment; buildings and land; and customer premise equipment. The connecting lines, including aerial and underground cable, conduit, poles, wires and microwave equipment, are located on public streets and highways or on privately owned land. We have permission to use these lands pursuant to local governmental consent or lease, permit, franchise, easement or other agreement.

   We believe that substantially all of our existing properties are in good condition and are suitable for the conduct of our business. A security interest in some of these properties, in particular some of our undersea cables, has been granted to lenders providing financing for those systems under non-recourse facilities.

ITEM 3. LEGAL PROCEEDINGS

   On July 16, 1999, Frontier was served with a summons and complaint in a lawsuit commenced in New York State Supreme Court, New York County, by a Frontier shareholder alleging that Frontier and its board breached their fiduciary duties by failing to obtain the highest possible acquisition price for Frontier in the definitive merger agreement with the Company. The action has been framed as a purported class action and seeks compensatory damages and injunctive relief. The claims against Frontier were asserted in the same action as similar but separate claims against US West, Inc. However, the claims against Frontier have been severed from the US West claims. In February 2000, the court granted the Company's motion to transfer the action to Monroe County. On February 11, 2001, the Company moved to dismiss all claims against it. Oral argument on this motion is presently scheduled for April 27, 2001. We believe the asserted claims are without merit and are defending ourselves vigorously.

   On May 22, 2000, GCL and its subsidiary, South American Crossing (Subsea) Ltd., filed a lawsuit against Tyco Submarine Systems Ltd. in the United States District Court for the Southern District of New York. Our complaint alleges fraud, theft of trade secrets, breach of contract, and defamation related to Tyco's agreements to install the South American Crossing fiber-optic cable system. We seek damages, including punitive damages, in excess of $1 billion and attorneys' fees and costs, as well as a declaration that the construction and development agreement with Tyco is void due to Tyco's alleged fraud and injunctive relief barring Tyco from further misappropriation of trade secrets and confidential information. On June 13, 2000, Tyco answered the complaint, denying the material allegations and asserting a variety of defenses to such claims. Additionally, Tyco asserted counterclaims that South American Crossing (Subsea) Ltd. breached its construction and development agreement with Tyco. Tyco seeks damages of not less than $150 million, attorneys' fees and costs and a declaration that, among other things, the construction and development agreement is a valid, enforceable contract and that South American Crossing (Subsea) Ltd. breached the contract or, in the alternative, terminated the contract for convenience. On July 5, 2000, we answered Tyco's counterclaims, denying the material allegations. On August 7, 2000, Tyco moved to dismiss several of our claims. The court has not yet ruled on that motion, which has been fully briefed. Discovery is ongoing.

   In addition, on May 22, 2000, our subsidiary, Atlantic Crossing Ltd., together with certain of its affiliates, filed arbitration claims against Tyco for breaches of its obligations in connection with various contracts for the development of the Atlantic Crossing-1 fiber-optic cable system. We seek unspecified monetary damages, a declaration that certain of our obligations under the various contracts relating to Atlantic Crossing-1 are terminated and a return of misappropriated intellectual property. On June 22, 2000, Tyco responded to such claims, denying the material allegations. Tyco additionally asserted counterclaims that we and our subsidiaries breached their various obligations under the various contracts relating to Atlantic Crossing-1. Tyco seeks, among other things, the denial of all relief sought by us and awards aggregating not less than $185 million and unspecified damages for breach of the agreements. In a settlement agreement dated as of August 30, 2000, Atlantic Crossing entered into an agreement with Tyco for the early termination of one of the contracts relating to Atlantic Crossing-1, the Operations, Administration and Maintenance ("OA&M") Agreement, in return for the payment of $19 million to Tyco. In addition, Atlantic Crossing and Tyco have agreed to drop their respective claims under the OA&M Agreement in the arbitration. The other claims asserted in arbitration remain pending. The hearing of this matter commenced on December 8, 2000 and is ongoing.

   We do not believe that the commencement of these actions with Tyco will have an impact on our network and/or the timely completion of any of our systems. We intend to pursue our claims against Tyco vigorously and to defend ourselves vigorously against Tyco's counterclaims, which counterclaims we believe to be without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

   Our common stock commenced trading on the New York Stock Exchange ("NYSE") on November 6, 2000, under the symbol "GX". Prior to this date, our common stock was traded on the Nasdaq National Market ("NNM") under the symbol "GBLX". The table below sets forth, on a per share basis for the periods indicated, the high and low sales prices for the common stock as reported by the NYSE and NNM.

                                                             Price Range
                                                     ---------------------------
                                                         2000          1999
                                                     ------------- -------------
                                                      High   Low    High   Low
                                                     ------ ------ ------ ------
     First Quarter.................................. $61.82 $38.00 $62.63 $18.94
     Second Quarter................................. $42.00 $23.38 $64.25 $39.63
     Third Quarter.................................. $37.75 $24.00 $50.00 $20.25
     Fourth Quarter................................. $30.81 $11.25 $55.75 $24.81

   The closing sale price of the common stock as reported by the NYSE on March 1, 2001, was $16.19. As of March 1, 2001, there were 31,030 holders of record of our common stock.

Dividend Policy--Restriction on Payment of Dividends

   The Company does not anticipate paying cash dividends on our common stock in the foreseeable future. The terms contained in certain of our debt instruments also place limitations on our ability to pay dividends. Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

   During the quarter ended December 31, 2000, the Company did not issue any unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

   The table below presents selected consolidated financial data of the Company as of and for the four periods ended December 31, 2000. The historical financial data as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 have been derived from the historical consolidated financial statements of the Company and should be read in conjunction with our consolidated financial statements and notes presented elsewhere in this Annual Report.

   In reading the following selected historical financial data, please note the following:

  . Effective January 1, 2000, we adopted SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which requires amortization of certain start-up and activation revenues and deferral of associated costs over the contract period or expected customer relationship, whichever is greater. Previously, such revenues and expenses were recognized upon service activation. The net impact of SAB 101 reduced revenue by approximately $2.4 million, and increased amortization expense by approximately $10.8 million. The cumulative impact on the results of prior years was reflected as a $9.1 million cumulative effect of a change in accounting principle in accordance with the adoption provisions of this bulletin.

  . On January 12, 2000, we established a joint venture, called Hutchison Global Crossing ("HGC"), with Hutchison Whampoa Limited ("Hutchison") to pursue fixed-line telecommunications and Internet opportunities in Hong Kong. For its 50% share, Hutchison contributed to the joint venture its building-to-building fixed-line telecommunications network in Hong Kong and a number of Internet-related assets. In addition, Hutchison agreed that any fixed-line telecommunications activities it pursues in China will be carried out by the joint venture. For its 50% share, we provided to Hutchison $400 million in Global Crossing convertible preferred stock (convertible into shares of Global Crossing common stock at a rate of $45 per share) and committed to contribute to the joint venture international telecommunications capacity rights on our network and global media distribution center capabilities, as well as $50 million in cash. Concurrent with the initial public offering ("IPO") of Asia Global Crossing ("AGC"), on October 12, 2000, the Company, Microsoft, and Softbank, together the founding shareholders of AGC, entered into an agreement providing for our contribution to AGC of our 50% economic ownership in HGC.

  . On June 14, 2000, we completed the acquisition of IXnet, Inc. ("IXnet") and its parent company, IPC Communications, Inc. ("IPC"), resulting in IXnet and IPC becoming our wholly owned subsidiaries . The purchase price of $3.2 billion reflects a Global Crossing stock price of $49.77 per share, the average price before and after the definitive merger agreement was entered into on February 22, 2000, and includes long-term debt assumed and the fair market value of options issued by Global Crossing.

  . In June 2000, we restated our historical financial statements to revise the estimated useful life of goodwill related to GlobalCenter from 10 years to 5 years. As a result, loss applicable to common shareholders and loss per share increased by $40.6 million and $0.08 per share, respectively, for the year ended December 31, 1999.

  . On July 11, 2000, we entered into an agreement to sell our incumbent local exchange carrier business segment ("ILEC"), acquired as part of our merger with Frontier, to Citizens Communications for $3.7 billion in cash, subject to adjustments concerning closing date liabilities and working capital balances. As a result of this transaction we have restated our financial statements to reflect the financial position and results of operations of the ILEC as discontinued operations for all periods presented since the date of the Frontier merger.

  . On October 12, 2000, AGC completed its IPO in which it sold 68 million shares of its Class A common stock at a price of $7.00 per share. The net proceeds, after deducting underwriting discounts, commissions and costs, were approximately $452 million. On November 8,

     2000, an additional 500,000 shares of Class A common stock were sold at $7.00 per share in connection with the exercise of the underwriters' over-allotment option. The additional net proceeds were approximately $3 million after deducting underwriting discounts and commissions. Our economic ownership interest in AGC after the offerings and related transactions was reduced to 56.9%. We recognized a gain of $303 million, net of related expenses, on the IPO and concurrent transactions.

  . During September 2000, we entered into a definitive merger agreement under which Exodus Communications, Inc. ("Exodus") would acquire our complex web hosting services division, GlobalCenter. The sale was completed in January 2001 and the Company received 108.2 million shares of Exodus common stock. As a result of this transaction we are no longer in the complex web hosting business and have restated our financial statements to reflect the financial position and results of operations of GlobalCenter as discontinued operations for all periods presented since the date of acquisition as part of the Frontier merger.

  . The statement of operations data for the year ended December 31, 1999 includes the results of Global Marine for the period from July 2, 1999, date of acquisition, through December 31, 1999; the results of Frontier for the period from September 28, 1999, date of acquisition, through December 31, 1999; and the results of Racal Telecom for the period from November 24, 1999, date of acquisition, through December 31, 1999. The Consolidated Balance Sheet as of December 31, 1999 includes amounts related to Global Marine, Frontier and Racal Telecom.

  . Recurring Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, or Recurring Adjusted EBITDA, is calculated as operating income (loss), plus goodwill amortization, depreciation and amortization, non-cash cost of capacity sold, stock related expenses, cash portion of the change in deferred revenue and certain non-recurring items. This definition is consistent with financial covenants contained in our major financial agreements. Our management uses Recurring Adjusted EBITDA to monitor compliance with our financial covenants and to measure the performance and liquidity of our reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of Recurring Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

                                                                  Period from March
                                                                      19, 1997
                                Year Ended December 31,          (Date of Inception)
                          -------------------------------------    to December 31,
                             2000         1999         1998             1997
                          -----------  -----------  -----------  -------------------
                           (In millions, except share and per share information)
Statement of Operations
 Data:
Revenues................  $     3,789  $     1,491  $       424      $       --
Cost of access and
 maintenance............        1,862          396           13              --
Other operating
 expenses...............        1,942          648          150                3
Depreciation and
 amortization...........        1,381          451          141              --
Termination of advisory
 services agreement.....          --           --           140              --
                          -----------  -----------  -----------      -----------
Operating (loss)........       (1,396)          (4)         (20)              (3)
Gain on sale of
 subsidiary's stock and
 concurrent
 transactions...........          303          --           --               --
Income (loss) from
 continuing operations..       (1,308)           7          (68)             --
Loss from discontinued
 operations, net........         (308)         (59)         --               --
Loss applicable to
 common shareholders....       (1,980)        (178)        (135)             (13)
Loss per Common Share:
Loss from continuing
 operations applicable
 to common shareholders,
 basic and diluted......  $     (1.92) $     (0.12) $     (0.32)     $     (0.04)
                          ===========  ===========  ===========      ===========
Loss applicable to
 common shareholders,
 basic and diluted......  $     (2.35) $     (0.35) $     (0.38)     $     (0.04)
                          ===========  ===========  ===========      ===========
Shares used in computing
 basic and diluted loss
 per share..............  844,153,231  502,400,851  358,735,340      325,773,934
                          ===========  ===========  ===========      ===========
                                               December 31,
                          ----------------------------------------------------------
                             2000         1999         1998             1997
                          -----------  -----------  -----------  -------------------
                                               (In millions)
Balance Sheet Data:
Property and equipment,
 net....................  $    10,030  $     4,941  $       434      $       519
Goodwill and
 intangibles, net.......       11,481        6,444          --               --
Net assets of
 discontinued
 operations.............        3,969        3,968          --               --
Total assets............       30,185       19,217        2,639              572
Short-term borrowings...        1,000          --           --               --
Long-term debt..........        6,271        4,900        1,066              312
Mandatorily redeemable
 and cumulative
 convertible preferred
 stock..................        3,158        2,085          483               92
Total shareholders'
 equity.................       11,700        9,179          774               74


Other Data:
Working capital not
 including short-term
 borrowings.............  $      (485) $     1,023  $       720      $       (63)
Cash from operating
 activities.............          911          732          349                5
Cash from investing
 activities.............       (4,427)      (4,043)        (991)            (429)
Cash from financing
 activities.............        3,686        4,060        1,447              425
Recurring Adjusted
 EBITDA.................        1,469          626          364                2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read together with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Recent Financial Accounting Developments

   The Company adopted SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" in the fourth quarter of 2000, effective January 1, 2000. SAB 101 clarifies certain conditions regarding the culmination of the earnings process and customer acceptance requirements in order to recognize revenue. SAB 101 requires the amortization of certain start-up and activation revenues and deferral of associated costs over the contract period or expected customer relationship, whichever is greater. Previously, such revenues and expenses were recognized upon service activation.

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The initial adoption of these new accounting standards will not have a material effect on the Company's financial statements.

Acquisitions

   The Company completed its merger with Frontier Corporation (acquired September 28, 1999) and acquisitions of Global Marine Systems Ltd. (acquired July 2, 1999), Racal Telecom (acquired November 24, 1999), and IXnet, Inc. ("IXnet") and its parent company, IPC Communications, Inc. (acquired June 14,
2000). The acquisition of these entities, as adjusted for the sale of the ILEC segment and GlobalCenter business, is referred to as the "Acquisitions". The increase in revenue and expenses for the years ended December 31, 2000 and 1999 is primarily due to these transactions. Therefore, the comparability of the results of operations for the year ended December 31, 2000 and 1999, as well as December 31, 1999 and 1998, is limited.

Results of Operations for the Years Ended December 31, 2000 and December 31,
1999

 Revenues

   Actual reported revenues for the years ended December 31, 2000 and 1999 reflect the following changes by segment:

                                           December 31, December 31, Increase/
                                               2000         1999     (Decrease)
                                           ------------ ------------ ----------
                                                      (in millions)
  Commercial..............................    $1,421       $  258      $1,163
  Consumer................................       169           48         121
  Carrier:
  Service Revenue.........................     1,361          289       1,072
  Sales Type Lease Revenue................       350          728        (378)
  Amortization of prior period IRU's .....        28            7          21
                                              ------       ------      ------
  Total Carrier...........................     1,739        1,024         715
                                              ------       ------      ------
  Telecommunications Services Segment
   Revenue................................     3,329        1,330       1,999
  Installation and Maintenance Segment
   Revenue................................       460          161         299
                                              ------       ------      ------
    Total Revenues........................    $3,789       $1,491      $2,298
                                              ======       ======      ======

   Revenues for 2000 increased $2,298 million to $3,789 million from 1999. The increase in revenue is primarily attributable to the merger of Frontier Corporation ("Frontier") and the acquisitions of Global Marine Systems Ltd. ("Global Marine") and Racal Telecom during 1999, and the IPC Communications, Inc. ("IPC") and IXnet merger in 2000. Revenue for 2000 reflects a full year contribution from Frontier as well as the Global Marine and Racal Telecom acquisitions. In addition, 2000 results of operations reflect 6.5 months of revenues contributed by IPC and IXnet following their acquisition in June 2000.

   The following table provides supplemental pro forma detail of Global Crossing revenues for the years ended December 31, 2000 and 1999. Since actual revenues for 1999 reflect the operations of Global Marine after July 2, 1999; Frontier after September 28, 1999; Racal Telecom after November 24, 1999; and 2000 revenues reflect the operations of IXnet and IPC after June 14, 2000, management believes that pro forma revenue provides a more meaningful comparability among periods presented since our historical results only reflect the operations of our acquired entities after the close of each transaction. Pro forma revenue assumes that each merger and acquisition occurred at the beginning of each period. However, pro forma revenue is not necessarily indicative of the results that would have been achieved had such transactions actually occurred at the beginning of each period, nor are they necessarily indicative of our future results.

                                            Pro forma    Pro forma
                                           December 31, December 31, Increase/
                                               2000         1999     (Decrease)
                                           ------------ ------------ ----------
                                                             (in millions)
                                                              (unaudited)
  Commercial..............................    $1,590       $1,540      $  50
  Consumer................................       169          194        (25)
  Carrier:
  Service Revenue.........................     1,361          958        403
  Sales Type Lease Revenue................       350          728       (378)
  Amortization of prior period IRU's .....        28            7         21
                                              ------       ------      -----
  Total Carrier...........................     1,739        1,693         46
                                              ------       ------      -----
  Telecommunications Services Segment
   Revenue................................     3,498        3,427         71
  Installation and Maintenance Segment
   Revenue................................       460          334        126
                                              ------       ------      -----
    Total Revenues........................    $3,958       $3,761      $ 197
                                              ======       ======      =====

   Pro forma commercial revenue increased $50 million over the prior period due to growth in data commercial revenue offset by a decline in commercial voice services revenue. The increase in data commercial services was due to significant growth in our commercial data products such as private line, frame relay, ATM and IP and growth in our Turret installation business. Voice revenue decreased due to a de-emphasis of these services as demand for data services increased.

   Consumer long distance services revenue experienced a decline of $25 million over the prior period on a pro forma basis. This decline is due to our strategic decision to be the world's premier provider of managed broadband services to multinational enterprises. In addition, per minute price levels declined due to continued competition from new entrants to the market and enhanced voice network capacity in the industry.

   Carrier service revenue increased $403 million over the prior period on a pro forma basis. The increase is due to growth in our carrier voice services revenue and carrier data services revenue. Carrier voice revenue grew due to completion of portions of our global network, providing additional capacity for our carrier customers and expanding carrier relationships. Data revenue, which represents private line, frame relay, ATM and IP services, increased due to the continued expansion of our network resulting in the introduction of our services throughout Europe, Tokyo, major cities in Mexico, and cities in North and South America.

   Sales type lease revenue declined $378 million on a pro forma basis over the prior period. This decline is primarily due to changes in accounting guidance that became effective in the third quarter of 1999. Prior to this period we recognized revenue from capacity sales upon activation of the circuits, resulting in up-front revenue recognition. On July 1, 1999, Financial Accounting Standards Board (FASB) Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43") became effective, limiting the applicability of sales-type lease accounting and requiring revenue from capacity sales to be recorded over the life of the contract where sales-type lease accounting is not permitted. As a result, sales-type lease revenue has significantly decreased over the prior period.

   Installation and Maintenance revenue increased $126 million on a pro forma basis over the prior year. The increase is primarily due to redeployment of vessels from maintenance projects to installation projects which provide larger revenue streams. The number of installation contracts awarded to us and the size of the contracts awarded increased in 2000 from 1999 on a pro forma basis.

   Operating Expenses

   Components of operating expenses for the years ended December 31, 2000 and 1999 were as follows:

                                      December 31, December 31, Increase/
                                          2000         1999     (Decrease)
                                      ------------ ------------ ----------
                                                          (in millions)
   Cost of access and maintenance....    $1,862       $  396      $1,466
   Other operating expenses..........     1,942          648       1,294
   Depreciation and amortization.....     1,381          451         930
                                         ------       ------      ------
     Total Operating Expenses........    $5,185       $1,495      $3,690
                                         ======       ======      ======

   Cost of access and maintenance ("COA&M") includes primarily the following:
(i) usage based charges paid to local exchange carriers ("LEC") and interexchange carriers ("IXC") to originate and/or terminate switched voice traffic; (ii) charges for leased lines obtained through our merger with Frontier and acquisition of Racal Telecom in 1999, as well as from our merger of IXnet in 2000; (iii) internet exit charges incurred in transporting IP traffic; and (iv) third party maintenance costs incurred in connection with maintaining cables and landing stations. Due to our 1999 merger and acquisition activity, usage based charges significantly increased over the prior period. The increase of $1,466 million over 1999 is primarily due to our mergers and acquisitions. For the year ended December 31, 1999, the Company only incurred a partial year of usage based charges and leased line charges associated with the operations of Frontier and Racal Telecom compared to a full year of charges in 2000. Furthermore, the Company incurred 6.5 months of charges associated with the operations of IXnet in 2000 compared to zero charges in 1999. The Company incurred a partial year of internet exit charges associated with GlobalCenter compared to a full year in 2000. The Company also experienced an increase in third party maintenance due to additional systems becoming ready for service ("RFS") during 2000 such as Pacific Crossing-1; all of PAC; phases I and II of South American Crossing; and Mid-Atlantic Crossing. Once a cable is deemed RFS, the Company begins to incur maintenance charges for that cable and its associated landing stations.

   Other operating expenses, which increased by $1,294 million over the prior period, primarily consist of three components, (i) operations, administrative, and internal maintenance expenses; (ii) selling, and general and administrative expenses ("SG&A"); and (iii) cost of goods sold for our cable installation and maintenance unit as well as our Turret installation unit. We experienced an increase to our operations, administrative, and internal maintenance expenses over the prior year that was primarily due to the continued expansion of our network and expenses of acquired companies. SG&A expenses primarily consist of salaries and related benefits, recruiting costs, commissions, marketing and promotional costs, advertising, occupancy costs, travel, and professional fees. SG&A costs increased over the prior period primarily due to increased headcount from our acquisitions. At the end of 1999, we employed approximately 12,400 people, with approximately 12,000 acquired from Frontier, Global Marine and Racal Telecom. Furthermore, the Company increased its headcount in 2000 by approximately 4,000 employees due to the merger with IPC and IXnet as well as additional hires.

Other SG&A costs such as marketing and other promotional expenses increased to support our rapid growth and expanded services. An increase in cost of goods sold also contributed to the increase due to the acquisition of IPC and its turret installation business and a full year of cost of goods sold recorded by our Global Marine division in 2000.

   Depreciation and amortization consists of depreciation expense of our property and equipment, which includes our subsea systems as well as goodwill amortization. The $930 million increase is primarily due to a full year of depreciation on our in-service subsea systems, acquired property and equipment as well as increased goodwill amortization resulting from our acquisitions. During the current year, we recorded a full year of depreciation expense on our in-service subsea systems that we only began depreciating on October 1, 1999 as well as on the acquired property and equipment from our 1999 acquisitions. We also experienced increased depreciation related to varying in-service dates for our subsea systems throughout 2000. Current year results also include depreciation expense on property and equipment acquired from our IXnet and IPC merger. In addition, depreciation and amortization includes non-cash cost of capacity sold resulting from capacity sales that meet the qualifications of sales-type lease accounting. Goodwill amortization for the year increased due to the recognition of a full year of goodwill amortization from our 1999 acquisitions as well as our merger with IXnet and IPC during the current year.

   Other significant components of our Statement of Operations for the years ended December 31, 2000 and 1999 include the following:

                                          December 31, December 31, Increase/
                                              2000         1999     (Decrease)
                                          ------------ ------------ ----------
                                                     (in millions)
Interest expense.........................     (390)        (137)       (253)
Gain from sale of subsidiary's common
 stock and concurrent transactions.......      303          --          303
Other (expense) income, net..............      (46)         180        (226)
Benefit (provision) for income taxes.....      145         (108)        253
Loss from discontinued operations........     (308)         (59)       (249)
Preferred stock dividends................     (221)         (67)       (154)

   Interest expense increased $253 million over 1999 and includes the amortization of finance costs and debt discount. The increase in interest expense over the prior period is due to a full year of finance charges recorded for the debt assumed in the Frontier merger. Furthermore our outstanding debt increased during the current year as a result of further borrowings to support our capital spending which resulted in an increase in interest, net of capitalization.

   The $303 million gain from sale of subsidiary's common stock resulted from our subsidiary, AGC, completing its initial public offering on October 12, 2000, as well as concurrent transactions.

   The $226 million decrease in other income, net is primarily due to a $210 million payment to us by US West, Inc. included in the results of operations for the year ended December 31, 1999. The payment was in connection with the termination of its merger agreement with us, less related expenses. Other income, net also includes foreign exchange losses, and other immaterial transactions.

   For the year ended December 31, 2000, the Company recorded an income tax benefit of $145 million on a loss from continuing operations of $1,453 million. For the year ended December 31, 1999, the Company recorded an income tax provision of $108 million on income from continuing operations of $115 million. The change in the provision for income tax in relation to the earnings for the respective years is caused by changes in the distribution of earnings to jurisdictions at various tax rates.

   Discontinued operations include the operating results of our ILEC business segment as well as GlobalCenter. During 2000, we reported income from discontinued operations, net of tax, related to our ILEC business segment of $91 million and a loss from discontinued operations, net of tax, related to GlobalCenter of $399 million. The increase in the loss of discontinued operations of $249 million over 1999 is primarily due to the fact that since both these business units were part of our merger with Frontier in September of 1999, the results of the ILEC and GlobalCenter were based on a full year of activity in 2000 compared to only the fourth quarter in 1999. Furthermore, GlobalCenter experienced increased losses in 2000 due to significant expansion of its media distribution centers and their related expenses ahead of a recurring-revenue stream relating to them.

   Preferred stock dividends of $221 million were paid during the year. The increase of $154 million over the prior year is due to additional issuances of preferred stock in November 1999, December 1999, January 2000 and April 2000, the proceeds of which were used to fund acquisitions and capital spending.

Results of Operations for the Years Ended December 31, 1999 and December 31,
1998

 Revenues

   Revenue for 1999 increased to $1,491 million as compared to $424 million for 1998. For 1999, $728 million in revenue was recognized up front on IRU sales, while the remaining $763 million in revenue from our telecommunications services segment primarily resulted from the Frontier merger and Racal acquisition in the fourth quarter of 1999. The installation and maintenance revenues in 1999 resulted from the acquisition of Global Marine on July 2, 1999.

   Actual reported revenues for the years ended December 31, 1999 and 1998 reflect the following changes by segment:

                                      December 31, December 31, Increase/
                                          1999         1998     (Decrease)
                                      ------------ ------------ ----------
                                                   (in millions)
     Commercial......................    $  258        $--        $  258
     Consumer........................        48         --            48
     Carrier:
     Service Revenue.................       289                      289
     Sales Type Lease Revenue........       728         419          309
     Amortization of prior period
      IRU's..........................         7           5            2
                                         ------        ----       ------
     Total Carrier...................     1,024         424          600
                                         ------        ----       ------
     Telecommunications Services
      Segment Revenue................     1,330         424          906
     Installation and Maintenance
      Segment Revenue................       161         --           161
                                         ------        ----       ------
       Total Revenues................    $1,491        $424       $1,067
                                         ======        ====       ======

 Operating Expenses

   Components of operating expenses for the years ended December 31, 1999 and 1998 were as follows:

                                      December 31, December 31, Increase/
                                          1999         1998     (Decrease)
                                      ------------ ------------ ----------
                                                   (in millions)
   Cost of access and maintenance....    $  396        $ 13       $  383
   Other operating expenses..........       648         150          498
   Depreciation and amortization.....       451         141          310
   Termination of advisory services
    agreement........................       --          140         (140)
                                         ------        ----       ------
     Total Operating Expenses........    $1,495        $444       $1,051
                                         ======        ====       ======

   Cost of access and maintenance increased $383 million in 1999 compared to 1998. The increase is primarily attributable to the cost of access incurred by our Frontier merger and acquisition of Racal Telecom, whose networks include a significant amount of switched traffic, leased lines, and web hosting services resulting in higher usage based charges, access costs for leased lines, and internet exit charges. In addition, as we continue to expand our network, maintenance requirements on our cables and associated landing stations have also increased.

   Other operating expenses which increased $498 million over the prior period primarily consist of three components, (i) operations, administrative, and internal maintenance expenses; (ii) selling, general and administrative expenses ("SG&A"); and (iii) cost of goods sold for our cable installation and maintenance unit. We experienced an increase to our operations, administrative and internal maintenance expenses primarily due to the costs incurred in connection with the development of our network operations center, expansion of our network and expenses of acquired companies. SG&A expenses primarily consist of salaries and related benefits, recruiting costs, commissions, marketing and promotional costs, occupancy costs, insurance costs, travel, and professional fees. The increase is primarily attributable to additions in headcount, occupancy costs, marketing costs, commissions paid and other promotional expenses to support our rapid growth and the expenses of acquired companies. Operating costs for 1999 also include cost of goods sold for our cable installation and maintenance unit that was obtained through our acquisition of Global Marine in July 1999, and therefore, include approximately six months of costs resulting from our installation and maintenance operations.

   Depreciation and amortization increased $310 million from 1998 to 1999. The increase in depreciation expense was driven by charges from newly acquired companies and depreciation of subsea systems beginning on October 1, 1999. In addition, non-cash cost of capacity sold resulting from capacity sales qualifying for sales-type lease recognition is also included in depreciation and amortization and increased over the prior period in relation to revenues. Goodwill amortization increased during 1999 as a result of our acquisition of Global Marine and Racal Telecom and our merger with Frontier.

   In connection with the development and construction of Atlantic Crossing in 1998, we entered into an advisory services agreement with PCG Telecom Services LLC, an affiliate, providing for the payment by us of an advisory fee of 2% of the gross revenue of Atlantic Crossing over a 25 year term. Our board of directors also approved similar advisory fees and authorized us to enter into similar agreements with respect to other cable systems under development by us. We acquired the rights of the persons entitled to the fees payable under these agreements in consideration for the issuance to such persons of shares of our common stock, which had at the time of issuance an aggregate value of $135 million, and the cancellation of approximately $3 million owed to us under a related advance agreement. In addition, we recognized approximately $2 million of advisory fees incurred prior to termination of the contract in 1998. As a result of the termination, costs were not incurred in relation to this agreement in 1999.

   Other significant components of our Statement of Operations for the years ended December 31, 1999 and 1998 include the following:

                                      December 31, December 31, Increase/
                                          1999         1998     (Decrease)
                                      ------------ ------------ ----------
                                                   (in millions)
Interest income......................    $  61         $ 30        $ 31
Interest expense.....................     (137)         (42)        (95)
Other income, net ...................      180          --          180
Benefit (provision) for income
 taxes...............................     (108)         (33)        (75)
Loss from discontinued operations....      (59)         --          (59)
Extraordinary loss on retirement of
 debt................................      (45)         (20)        (25)
Cumulative effect of change in
 accounting principle................      (14)         --          (14)

   Interest income for the year ended December 31, 1999 was $61 million, compared to $30 million for the year ended December 31, 1998. The increase is due to earnings on investments of funds from financings and operations for the year ended December 31 1999. Interest expense for the year ended December 31, 1999 was $137 million, compared to $42 million for the year ended December 31, 1998, due to our acquisition of Global Marine and Racal Telecom, debt assumed in the merger with Frontier and increases in debt outstanding to support our capital spending.

   Other income, net for the year ended December 31, 1999 resulted primarily from a $210 million payment to us by US West, Inc. in connection with the termination of its merger agreement with us, less related expenses.

   For the year ended December 31, 1999, the Company recorded an income tax provision of $108 million on income from continuing operations of $115 million. For the year ended December 31, 1998, the Company recorded an income tax provision of $33 million on a loss from continuing operations of $35 million. The change in the provision for income tax in relation to the earnings for the respective years is caused by changes in the distribution of earnings to jurisdictions at various tax rates.

   Discontinued operations include the operating results of our ILEC business as well as GlobalCenter. During the year we reported income from discontinued operations, net of tax, related to our ILEC business of $18 million. In addition, we also reported loss from discontinued operations, net of tax, related to GlobalCenter of $77 million.

   Extraordinary loss from retirement of debt for the year ended December 31, 1999 was $45 million compared to $20 million for the year ended December 31, 1998. During 1999, we recognized an extraordinary loss of $14 million resulting from prepayment of existing debt in connection with the issuance of our $3 billion Senior Secured Credit Facility and an additional $31 million for the early extinguishment of $2 billion, in principal value, under the Senior Secured Credit Facility. During 1998, we recognized an extraordinary loss of $20 million in connection with the repurchase of Global Telesystems Holdings' outstanding senior notes, comprising a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

   We adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Start-Up Activities," issued by the American Institute of Certified Public Accountants, during the year ended December 31, 1999. SOP 98-5 requires that certain start-up expenditures previously capitalized during system development must now be expensed. We incurred a one-time charge during the first quarter of $14 million, net of tax that represents start-up costs incurred and capitalized during previous periods.

Liquidity and Capital Resources

   During the year ended December 31, 2000, we and our affiliates arranged approximately $5 billion in financing. We estimate the remaining cost of developing and deploying the announced systems on the Global Crossing Network to be approximately $1.6 billion, excluding costs of potential future upgrades. We estimate total capital expenditures for 2001 to be approximately $4.9 to $5.1 billion. In order to fund our capital expenditure requirements, we anticipate that we will have available for 2001 approximately $6.1 to $6.2 billion in liquid resources comprised of the following:

  . At December 31, 2000, we had available cash and cash equivalents as well as restricted cash and cash equivalents of $1.6 billion and unused capacity on our senior secured revolving credit facility of approximately $532 million. As a result, we entered 2001 with approximately $2.1 billion in liquid resources.

  . In January 2001, Global Crossing Holdings Ltd. issued $1 billion of Senior Notes Due August 2007 through a private placement. The proceeds have been used to repay some of our senior indebtedness, consisting of loans under our senior credit facility.

  . On July 11, 2000, we entered into an agreement to sell our ILEC business segment for $3,650 million. Net proceeds from the sale are expected to be approximately $1.7 billion after repayment of a short-term bridge loan and income taxes. We expect the sale to close by the Summer of 2001.

   Based on the above, we expect we will have sufficient resources to fund our operations during 2001. These projections assume we do not dispose of any of our strategic investments, certain of which are subject to significant transfer restrictions.

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

   In August 2000, we amended and restated the terms of our existing senior secured corporate credit facility, increasing the corporate credit facility from $1 billion to $2.25 billion. The amended agreement provides for a $1 billion revolving credit facility that matures in July 2004, a $700 million revolving term facility that converts to a term loan in August 2002 and matures in July 2004; and a $550 million term loan that matures in June 2006. The borrowings under the facilities may be used for working capital and general corporate purposes.

   During August and September 2000, we repaid debt assumed in connection with the IPC acquisition. As a result of the transaction, the Company recorded an extraordinary loss of $18 million.

   On October 12, 2000, AGC completed its initial public offering, which raised net proceeds of approximately $455 million, including the subsequent exercise of the underwriters' over-allotment option. Concurrent with the initial public offering, AGC issued $408 million of 13.375% Senior Notes Due 2010.

   On October 13, 2000, the Company, through a direct subsidiary of Global Crossing North America, Inc. ("GCNA"), entered into a $1 billion unsecured credit facility ("Bridge Loan") due April 10, 2002 or upon closing or abandonment of the sale of the ILEC. The Bridge Loan is funded through a commercial paper conduit. Interest is payable at a rate of LIBOR plus 1%. Should the conduit discontinue to fund the Bridge Loan, committed bank purchasers will fund the Bridge Loan at an interest rate of LIBOR plus 2.25%. Proceeds from the Bridge Loan were used to repay approximately $768 million of borrowings under the credit facilities incurred in connection with the Company's purchase of Racal Telecom in November 1999. As a result of the transaction, the Company wrote-off approximately $24 million of deferred financing costs. Proceeds from the Bridge Loan will also be used for general corporate purposes.

   In January 2001, the Company completed the sale of GlobalCenter to Exodus Communications. Under the terms of the agreement, Global Crossing received
108.2 million Exodus common shares, valued at $1.95 billion at the date of the closing and $1.65 billion at March 1, 2001.

   The Company has extended limited amounts of financing to 13 customers in connection with certain capacity sales. The financing terms provide for installment payments of up to four years. The Company believes that its extension of financing to its customers will not have a material effect on the Company's liquidity.

   Cash provided by operating activities was $911 million and $732 million for the years ended December 31, 2000 and 1999, respectively. The increase is primarily due to an increase in cash received from capacity sales over the prior year. Capacity sales increased in 2000 due to the completion of domestic and international portions of our global network, providing additional capacity for our carrier customers. This increase was offset by an increase in cash used for operating expenses such as general and administrative, selling and marketing, and other operating costs. The increase in our operating costs were primarily driven by our growth over the past year due to our 1999 and 2000 acquisitions, as well as growth in our existing business. Our 1999 acquisitions had only a partial year of cash requirements in 1999 compared to a full year in 2000, and our 2000 acquisition of IPC and IXnet also increased the use of cash for operating expenses in the current year.

   Cash used in investing activities was $4,427 million and $4,043 million for the years ended December 31, 2000 and 1999, respectively. The $384 million increase is attributed to an increase in cash used for the purchase of property and equipment in the current year offset by a decrease in cash used for acquisitions. In 2000, several portions of our global network were completed which resulted in an increase of cash used for purchases of property and equipment of $2,327 million over 1999. This increase in cash used was offset by a decrease in cash used for acquisitions compared to 1999. In 2000, our merger with IPC and IXnet was a stock for stock transaction compared to 1999 in which $2,457 million of cash was used to fund our acquisitions.

   Cash provided by financing activities was $3,686 million and $4,060 million for the years ended December 31, 2000 and 1999, respectively. The decrease of $374 million in cash provided by financing activities is primarily due to a $2,065 million reduction in proceeds received from financing sources, offset by a $1,773 million reduction in the repayment of debt in 2000 as compared to 1999.

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

Inflation

   We do not believe that our business is impacted by inflation to a significantly different extent than the general economy.

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

                                                                                Fair Value
                                                                           ---------------------
Expected maturity dates   2001   2002 2003 2004   2005  Thereafter Total   12/31/2000 12/31/1999
-----------------------   -----  ---- ---- -----  ----  ---------- ------  ---------- ----------
                                                    (in millions)
DEBT
9 1/2% Senior Notes due
 2009...................  $ --   $--  $--  $ --   $--     $1,100   $1,100    $1,040     $1,087
 Average interest
  rates--fixed..........                                     9.5%
9 1/8% Senior Notes due
 2006...................    --    --   --    --    --        900      900       860        889
 Average interest
  rates--fixed..........                                     9.1%
9 5/8% Senior Notes due
 2008...................    --    --   --    --    --        800      800       757        798
 Average interest
  rates--fixed..........                                     9.6%
Asia Global Crossing 13
 3/8% Senior Notes Due
 2010...................    --    --   --    --    --        408      408       354        N/A
 Average interest
  rates--fixed..........                                    13.4%
Senior Secured Credit
 Facility--Revolving....    --    --   --  1,168   --        --     1,168     1,168        649
 Average interest
  rates--variable.......                                               (a)
Senior Secured Credit
 Facility--Term Loan B..      2     4    4     4   269       267      550       550        N/A
 Average interest
  rates--variable.......                                               (b)
ILEC Bridge Loan........  1,000   --   --    --    --        --     1,000     1,000        N/A
 Average interest
  rates--variable.......                                               (c)
Medium-Term Notes, 8.8%-
 9.3%, due 2001 to
 2021...................     72   --   --     20   --        100      192       171        180
 Average interest
  rates--fixed..........    8.9%             9.3%            9.0%
7 1/4% Senior Notes due
 2004...................    --    --   --    300   --        --       300       275        282
 Average interest
  rates--fixed..........                     7.3%
6% Dealer Remarketed
 Securities ("Drs") Due
 2013...................    --    --   --    --    --        200      200       199        187
 Average interest
  rates--variable.......                                               (d)
Pacific Crossing Term
 Loan A-1...............     40    85  100   113   139       --       477       477        N/A
 Average interest
  rates--variable.......                                               (e)
Pacific Crossing Term
 Loan B.................      1     3    3     3     3       311      324       324        N/A
 Average interest
  rates--variable.......                                               (f)
Other...................      2   --   --      4   --        --         6         6        154
 Average interest
  rates--variable.......                                               (g)
DERIVATIVE INSTRUMENTS
Interest rate swap
 floating for fixed--
 Contract notional
  amount................    --    --   --    --    200       --       200       --           7
 Fixed rate paid by
  counterparty..........                           7.3%
 Floating rate paid by
  GCL...................                            (h)
Interest rate swaps
 fixed for floating--
 Contract notional
  amount................    --    --   --    --    500       --       500         9        N/A
 Fixed rate paid by
  GCL...................                           5.0%
 Floating rate paid by
  counterparty..........                            (i)

--------
(a) The interest rate is US dollar LIBOR + 2.25% which was 9.0% as of December 31, 2000.
(b) The interest rate is British pound LIBOR + 2.75% which was 9.3% as of December 31, 2000.
(c) The cost of funds, including certain ongoing bank fees, is approximately 0.97% over the 1 month commercial paper note. As of December 31, 2000, the financing cost of the ILEC Bridge Loan was 7.6%.
(d) The interest rate is fixed at 6.0% until October 2003. At that time, the remarketing dealer (J.P. Morgan) has the option to remarket the notes at prevailing interest rates or tender the notes for redemption.
(e) The interest rate is 1 month US dollar LIBOR + 2.25%, which was 8.9% as of December 31, 2000.
(f) The interest rate is 1 month US dollar LIBOR + 2.50%, which was 9.1% as of December 31, 2000.
(g) Various fixed and floating-rate obligations with effective interest rates from 0% to 9.0%.
(h) The interest rate is 6 month US dollar LIBOR + 1.26%, which is set in arrears.
(i) The interest rate is 1 month US dollar LIBOR, which was 6.6% as of December 31, 2000.

Foreign Currency Risk

   For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations. None of our translation adjustments were material as of and for the years ended December 31, 2000 and 1999.

   For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. As of and for the years ended December 31, 2000 and 1999, we incurred foreign currency translation losses of $138 million and $21 million, respectively. For the year ended December 31, 1998, the translation losses were immaterial.

   We use foreign currency forward transactions to hedge exposure to foreign currency exchange rate fluctuations. The Euro was the principal currency hedged by us. Changes in the value of forward foreign exchange contracts, which are designated as hedges of foreign currency denominated assets and liabilities, are classified in the same manner as changes in the underlying assets and liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See the index included on page F-1, Index to Consolidated Financial Statements and Schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Company's Annual General Meeting of Shareholders to be held on June 13, 2001.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by the Item is incorporated herein by reference to the Company's definitive proxy statement for the Company's Annual General Meeting of Shareholders to be held on June 13, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Company's Annual General Meeting of Shareholders to be held on June 13, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Company's Annual General Meeting of Shareholders to be held on June 13, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) List of documents filed as part of this report:

   1. Financial Statements--Included in Part II of this Form 10-K:

     Consolidated Balance Sheets as of December 31, 2000 and 1999.

     Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998.

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998.

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

     Consolidated Statements of Comprehensive Loss for the years ended December 31, 2000, 1999, and 1998.

     Notes to Consolidated Financial Statements

   2. Financial Statement Schedule--Included in Part II of this Form 10-K:

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

   2.11 Stock Purchase Agreement, dated as of July 11, 2000, by and among the Registrant, Global Crossing North America, Inc. and Citizens
         Communications Company (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on July 19, 2000).

   2.12  Agreement and Plan of Merger among Exodus Communications, Inc.,
         Einstein Acquisition Corp., Global Crossing GlobalCenter Holdings,
         Inc., GlobalCenter Holding Co., GlobalCenter Inc., and Global Crossing
         North America, Inc., dated as of September 28, 2000 (incorporated by reference to the Registrant's Current Report on Form 8-K dated
         September 28, 2000, filed on October 17, 2000).

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

   3.5   Bye-laws of the Registrant as in effect on October 14, 1999
         (incorporated by reference to Exhibit 3.2 to the November 15, 1999 10-
         Q).

   3.6   Memorandum of Association of Global Crossing Holdings Ltd.
         (incorporated by reference to Exhibit 3.1 of Global Crossing Holdings
         Ltd.'s Registration Statement on Form S-4 (File
         No. 333-61457)).

   3.7 Bye-laws of Global Crossing Holdings Ltd. (incorporated by reference to Exhibit 3.2 to Global Crossing Holdings Ltd.'s Registration
         Statement on Form S-4 (File No. 333-61457)).

   3.8   Certificate of Designations of 6 3/8% Cumulative Convertible Preferred
         Stock of the Registrant dated November 5, 1999 (incorporated by reference to Exhibit 3.3 to the November 15, 1999 10-Q).

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

   3.11  Certificate of Designations of 6 3/4% Cumulative Convertible Preferred
         Stock of the Registrant, dated April 14, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 15, 2000 (the "May 15, 2000 10-Q")).

 Exhibit
 Number                                  Exhibit
 -------                                 -------
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

   4.4   Amended and Restated Credit Agreement dated as of August 10, 2000 (the
         "Corporate Credit Facility") among Global Crossing Ltd., Global
         Crossing Holdings Ltd., Global Crossing North America, Inc., the
         Lenders party thereto and The Chase Manhattan Bank as Administrative
         Agent (incorporated by reference to Exhibit 4.1 to the Registrant's
         Quarterly Report on Form 10-Q filed on November 14, 2000).

   4.5   Amendment No. 1, dated as of August 10, 2000, to the Corporate Credit
         Facility (filed herewith).

   4.6   Indenture, dated as of November 19, 1999, among the Registrant, Global
         Crossing Holdings Ltd. and United States Trust Company of New York
         (incorporated by reference to Exhibit 4.5 to the Global Crossing
         Holdings Ltd. Registration Statement on Form S-4 filed on January 11,
         2000 (File No. 333-94449)).

   4.7   Indenture, dated as of January 29, 2001, among the Registrant, Global
         Crossing Holdings Ltd. and United States Trust Company of New York
         (filed herewith).

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

 Exhibit
 Number                                  Exhibit
 -------                                 -------
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

  10.8 Termination of Stockholders Agreement dated as of February 22, 2000 among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.1 to the May 15, 2000 10-Q).

  10.9 Form of Registration Rights Agreement dated as of August 12, 1998 among the Registrant and the investors named therein (incorporated by reference to Exhibit 4.4 to the July 23, 1998 S-1/A).

  10.10 Voting Agreement, dated as of March 16, 1999, among certain shareholders of the Registrant parties thereto, Frontier Corporation and, for certain purposes only, the Registrant (incorporated by reference to Exhibit 10.2 to the March 19, 1999 8-K).

  10.11  Second Reaffirmation of Voting Agreement and Share Transfer
         Restriction Agreement, dated as of September 2, 1999 (incorporated by reference to Annex S-B to the joint proxy statement/prospectus supplement included in the Registrant's Registration Statement on Form
         S-4 filed on September 8, 1999 (the "September 8, 1999 S-4").

  10.12 Share Transfer Restriction Agreement, dated as of September 2, 1999, among certain shareholders of Global Crossing Ltd., certain shareholders of Frontier Corporation and Global Crossing Ltd.
         (incorporated by reference to Annex S-C to the joint proxy statement/prospectus supplement included in the September 8, 1999 S-
         4).

  10.13 Tender Offer and Purchase Agreement, dated as of May 16, 1999, between the Registrant and U S WEST, Inc. (incorporated by reference to
         Exhibit (c)(2) to U S WEST, Inc.'s Schedule 14D-1 filed on May 21,
         1999).

  10.14  Standstill Agreement dated as of May 16, 1999 between U S WEST, Inc.
         and the Registrant (incorporated by reference to Exhibit (c)(4) to U S
         WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.15 Voting Agreement dated as of May 16, 1999 between U S WEST, Inc. and the Registrant (incorporated by reference to Exhibit (c)(3) to U S
         WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.16  Tender and Voting Agreement dated as of May 16, 1999 among U S WEST,
         Inc., the Registrant and the shareholders party thereto (incorporated by reference to Exhibit (c)(5) to U S WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.17 Agreement dated as of May 16, 1999 among the Registrant and the shareholders party thereto (incorporated by reference to Exhibit
         (c)(6) to U S WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.18 Transfer Agreement dated as of May 16, 1999 among the Registrant and the shareholders party thereto (incorporated by reference to Exhibit
         (c)(8) to U S WEST, Inc.'s Schedule 14D-1 filed on May 21, 1999).

  10.19  Amendment No. 1 dated as of July 18, 1999 to Tender Offer and Purchase
         Agreement dated as of May 16, 1999 between the Registrant and U S
         WEST, Inc. (incorporated by reference to Exhibit 10.2 to the July 20,
         1999 8-K).

  10.20  Agreement, dated as of July 18, 1999, between Qwest Communications
         International Inc. and the Registrant (incorporated by reference to Exhibit 10.3 to the July 20, 1999 8-K).

 Exhibit
 Number                                  Exhibit
 -------                                 -------
  10.21  Agreement, dated as of July 18, 1999, between Global Crossing Holdings
         Ltd. and Qwest Communications International Inc. (incorporated by reference to Exhibit 10.4 to the July 20, 1999 8-K).

  10.22  Registration Rights Agreement dated as of November 5, 1999 among the
         Registrant and the initial purchasers of the Registrant's 6 3/8%
         Cumulative Convertible Preferred Stock named therein (incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on January 18, 2000 relating to such securities).

  10.23  Registration Rights Agreement dated as of November 5, 1999 among the
         Registrant and the initial purchasers of the Registrant's 7%
         Cumulative Convertible Preferred Stock named therein (incorporated by reference to the Registrant's Registration Statement on Form S-3 filed on January 18, 2000 relating to such securities).

  10.24 Subscription and Sale and Purchase Agreement, dated November 15, 1999, among Hutchison Whampoa Limited, Hutchison Telecommunications Limited, the Registrant and HCL Holdings Limited (incorporated by reference to Exhibit 10.33 to the Global Crossing Holdings Ltd. Registration
         Statement on Form S-4 filed on January 11, 2000 (File No. 333-94449)).

  10.25  Registration Rights Agreement dated as of January 29, 2001 among the
         Registrant, Global Crossing Holdings Ltd. and the initial purchasers of Global Crossing Holdings Ltd.'s 8.70% Senior Notes due 2007 (filed herewith).

  10.26  Option Limitation Agreement, dated as of February 22, 2000, among the
         Registrant, IPC Communications, Inc., IXnet Inc., and the individuals signatory thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on August 14, 2000).

  10.27 1998 Global Crossing Ltd. Stock Incentive Plan as amended and restated as of May 1, 2000 (incorporated by reference to Annex A to the Registrant's definitive proxy statement on Schedule 14A filed on May
         8, 2000).

  10.28  Form of Non-Qualified Stock Option Agreement as in effect on September
         30, 1999 (incorporated by reference to Exhibit 10.2 to the November
         15, 1999 10-Q).

  10.29 Asia Global Crossing 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Asia Global Crossing Ltd.'s Annual
         Report on Form 10-K for the year ended December 31, 2000).

  10.30  Global Crossing Senior Executive Incentive Compensation Plan
         (incorporated by reference to Annex B to the Registrant's definitive proxy statement on Schedule 14A filed on May 8, 2000).

  10.31 Global Crossing Supplemental Retirement Savings Plan as amended and restated effective January 1, 2001 (filed herewith).

  10.32  Employment Agreement dated as of February 19, 1999 between the
         Registrant and Robert Annunziata (incorporated by reference to Exhibit
         10.8 to the Registrant's Quarterly Report on Form 10-Q filed on May
         10, 1999).

  10.33 Letter agreement dated March 2, 2000 relating to the termination of the Employment Agreement dated as of February 9, 1999 between the Registrant and Robert Annunziata (incorporated by reference to Exhibit
         10.4 of the Registrant's May 15, 2000 10-Q).

  10.34  Executive Contract dated March 25, 1996 between Robert L. Barrett and
         Frontier Corporation (incorporated by reference to Exhibit 10.25 to
         Frontier Corporation's Quarterly Report on Form 10-Q filed May 14,
         1996).

  10.35  Amendment dated May 1, 1999 to Executive Contract between Robert L.
         Barrett and Frontier Corporation (incorporated by reference to Exhibit
         10.7 to the November 15, 1999 10-Q).

 Exhibit
 Number                                  Exhibit
 -------                                 -------
  10.36  Executive Contract dated January 1, 1998 between Joseph P. Clayton and
         Frontier Corporation (incorporated by reference to Exhibit 10.22 to
         Frontier Corporation's Annual Report on Form 10-K filed March 26,
         1998).

  10.37  Amendment dated May 1, 1999 to Executive Contract between Joseph P.
         Clayton and Frontier Corporation (incorporated by reference to Exhibit
         10.9 to the November 15, 1999 10-Q).

  10.38  Employment Agreement dated as of December 3, 1999 between the
         Registrant and John A. Scarpati (incorporated by reference to Exhibit
         10.36 to the Registrant's Annual Report on Form 10-K filed on March
         16, 2000).

  10.39  Employment Agreement dated as of December 5, 1999 between the
         Registrant and Leo J. Hindery, Jr. (incorporated by reference to
         Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed on
         March 16, 2000).

  10.40  Clarification letter dated April 17, 2000, relating to the Employment
         Agreement dated as of December 5, 1999 between the Registrant and Leo
         J. Hindery, Jr. (incorporated by reference to Exhibit 10.5 to the
         Registrant's May 15, 2000 10-Q).

  10.41  Employment Term Sheet dated as of April 26, 2000 between the
         Registrant and Gary A. Cohen (incorporated by reference to Exhibit
         10.6 to the Registrant's May 15, 2000 10-Q).

  10.42 Employment Term Sheet dated as of May 1, 2000 between the Registrant and Joseph P. Perrone (incorporated by reference to Exhibit 10.7 to the May 15, 2000 10-Q).

  10.43  Employment Agreement dated October 12, 2000 between the Registrant and
         Thomas J. Casey (filed herewith).

  10.44 Promissory note dated as of November 14, 2000 between Thomas J. Casey and Global Crossing Development Co. (filed herewith).

  10.45  Form of Change in Control Agreement between the Registrant and
         Executive Officers of the Registrant approved by the Board of Directors in January 2000 (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on March 16,
         2000).

  10.46  The Global Crossing Ltd. Deferred Compensation Plan for Directors
         (incorporated by reference to Exhibit 4.1 to the Registrant's
         Registration Statement on Form S-8 filed on June 14, 2000).

  10.47  The Global Crossing Ltd. Deferred Compensation Plan for Executives
         (incorporated by reference to Exhibit 4.2 to the Registrant's
         Registration Statement on Form S-8 filed June 14, 2000).

  10.48  Subordinated Note-A between the Registrant and Asia Global Crossing
         Ltd. dated as of October 11, 2000 (incorporated by reference to Exhibit 4.4 to Asia Global Crossing Ltd.'s Quarterly Report on Form
         10-Q filed November 20, 2000).

  10.49  Subordinated Note-B between the Registrant and Asia Global Crossing
         Ltd. dated as of October 11, 2000 (incorporated by reference to Exhibit 4.5 to Asia Global Crossing Ltd.'s Quarterly Report on Form
         10-Q filed November 20, 2000).

  10.50  Promissory note dated as of March 20, 2001 between David Walsh and
         Global Crossing Development Co. (filed herewith).

  12.1   Computation of Ratio of Earnings to Fixed Charges (filed herewith).

  21.1   Subsidiaries of the Registrant (filed herewith).

  23.1   Consent of Arthur Andersen (filed herewith).

   (b) Reports on Form 8-K.

   During the quarter ended December 31, 2000, the following reports on Form 8-K were filed by the Registrant:

  1. Current Report on Form 8-K dated September 28, 2000, (date of earliest event reported), filed on October 17, 1999, for the purpose of reporting, under Item 5, the execution of an agreement to sell GlobalCenter to Exodus Communications, Inc.

  2. Current Report on Form 8-K dated October 11, 2000 (date of earliest event reported), filed on October 12, 1999, for the purpose of filing, under Item 5, the appointment of Thomas J. Casey as Chief Executive Officer.

   (c) See Item 14(a)(3) above.

   (d) See Item 14(a)(2) above.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................   F-2

Financial Statements as of December 31, 2000 and December 31, 1999 and for the three years ended December 31, 2000:

Consolidated Balance Sheets...............................................   F-3

Consolidated Statements of Operations.....................................   F-4

Consolidated Statements of Shareholders' Equity...........................   F-5

Consolidated Statements of Cash Flows.....................................   F-7

Consolidated Statements of Comprehensive Loss.............................   F-9

Notes to Consolidated Financial Statements................................  F-10

Schedule:
 Schedule II--Valuation and Qualifying Accounts...........................  F-43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Crossing Ltd.:

   We have audited the accompanying consolidated balance sheets of Global Crossing Ltd. (a Bermuda company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive loss for each of the three years ended December 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Crossing Ltd. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

   As explained in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for certain installation revenues and costs and effective January 1, 1999, the Company changed its method of accounting for start-up costs.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen
-------------------------
Arthur Andersen

Hamilton, Bermuda
February 14, 2001

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
             (in millions, except share and per share information)

                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
ASSETS:
  Current assets:
    Cash and cash equivalents................................ $ 1,477  $ 1,630
    Restricted cash and cash equivalents.....................     146       17
    Accounts receivable, net of allowance for doubtful
     accounts of $110 in 2000 and $84 in 1999................     880      843
    Note receivable..........................................     164      --
    Other assets and prepaid costs...........................     515      211
                                                              -------  -------
      Total current assets...................................   3,182    2,701
  Restricted cash and cash equivalents.......................     --       138
  Property and equipment, net................................  10,030    4,941
  Goodwill and intangibles, net of accumulated amortization
   of $555 in 2000 and $75 in 1999...........................  11,481    6,444
  Investment in and advances to/from affiliates, net.........     607      318
  Other assets...............................................     916      707
  Net assets of discontinued operations......................   3,969    3,968
                                                              -------  -------
    Total assets............................................. $30,185  $19,217
                                                              =======  =======
LIABILITIES:
  Current liabilities:
    Short-term borrowings ................................... $ 1,000  $   --
    Accounts payable.........................................     401      421
    Accrued construction costs...............................     811      275
    Other current liabilities................................   2,455      982
                                                              -------  -------
      Total current liabilities..............................   4,667    1,678
  Long-term debt.............................................   6,271    4,900
  Deferred revenue...........................................   1,700      382
  Other deferred liabilities.................................   1,740      642
                                                              -------  -------
    Total liabilities........................................  14,378    7,602
                                                              -------  -------
MINORITY INTEREST............................................     949      351
                                                              -------  -------
MANDATORILY REDEEMABLE AND CUMULATIVE CONVERTIBLE PREFERRED
 STOCK.......................................................   3,158    2,085
                                                              -------  -------
SHAREHOLDERS' EQUITY:
  Common stock, 3,000,000,000 shares authorized, par value
   $.01 per share, 906,339,273 and 799,137,142 shares issued
   as of December 31, 2000 and 1999, respectively............       9        8
  Treasury stock, 22,033,758 shares..........................    (209)    (209)
  Additional paid-in capital and other shareholders' equity..  13,766    9,579
  Accumulated deficit........................................  (1,866)    (199)
                                                              -------  -------
                                                               11,700    9,179
                                                              -------  -------
    Total liabilities and shareholders' equity............... $30,185  $19,217
                                                              =======  =======

   The accompanying notes are an integral part of these financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (in millions, except share and per share information)

                                               Years Ended December 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
REVENUES................................  $     3,789  $     1,491  $       424
OPERATING EXPENSES:
  Cost of access and maintenance........        1,862          396           13
  Other operating expenses..............        1,942          648          150
  Depreciation and amortization.........        1,381          451          141
  Termination of advisory services
   agreement............................          --           --           140
                                          -----------  -----------  -----------
                                                5,185        1,495          444
                                          -----------  -----------  -----------
OPERATING LOSS..........................       (1,396)          (4)         (20)
OTHER INCOME (EXPENSE):
  Equity in (loss) income of
   affiliates...........................          (67)          16           (3)
  Minority interest.....................           15           (1)         --
  Interest income.......................          128           61           30
  Interest expense......................         (390)        (137)         (42)
  Gain from sale of subsidiary's common
   stock and concurrent transactions....          303          --           --
  Other (expense) income, net...........          (46)         180          --
                                          -----------  -----------  -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES......       (1,453)         115          (35)
  Benefit (Provision) for income taxes..          145         (108)         (33)
                                          -----------  -----------  -----------
(LOSS) INCOME FROM CONTINUING
 OPERATIONS.............................       (1,308)           7          (68)
  Loss from discontinued operations, net
   of income tax of $54 and $19,
   respectively.........................         (308)         (59)         --
                                          -----------  -----------  -----------
LOSS BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES..................       (1,616)         (52)         (68)
  Extraordinary loss on retirement of
   debt.................................          (42)         (45)         (20)
  Cumulative effect of change in
   accounting principle, net of income
   tax benefit of $5 and $1,
   respectively.........................           (9)         (14)         --
                                          -----------  -----------  -----------
NET LOSS................................       (1,667)        (111)         (88)
  Preferred stock dividends.............         (221)         (67)         (13)
  Charge for conversion and redemption
   of preferred stock...................          (92)         --           (34)
                                          -----------  -----------  -----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS..  $    (1,980) $      (178) $      (135)
                                          ===========  ===========  ===========
LOSS PER COMMON SHARE, basic and
 diluted:
  Loss from continuing operations
   applicable to common shareholders....  $     (1.92) $     (0.12) $     (0.32)
                                          ===========  ===========  ===========
  Loss from discontinued operations,
   net..................................  $     (0.36) $     (0.12) $       --
                                          ===========  ===========  ===========
  Extraordinary loss on retirement of
   debt.................................  $     (0.06) $     (0.08) $     (0.06)
                                          ===========  ===========  ===========
  Cumulative effect of changes in
   accounting principles, net...........  $     (0.01) $     (0.03) $       --
                                          ===========  ===========  ===========
  Loss applicable to common
   shareholders.........................  $     (2.35) $     (0.35) $     (0.38)
                                          ===========  ===========  ===========
  Shares used in computing basic and
   diluted loss per share...............  844,153,231  502,400,851  358,735,340
                                          ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (in millions, except share information)

                                                                     Other
                                                                 Shareholders'
                            Common Stock      Treasury Stock         Equity
                         ------------------- -----------------  ----------------
                                                                Additional                        Total
                                                                 Paid-in          Accumulated Shareholders'
                           Shares     Amount   Shares   Amount   Capital   Other    Deficit      Equity
                         -----------  ------ ---------- ------  ---------- -----  ----------- -------------
Balance, December 31,
 1997................... 325,773,934  $   3         --  $ --     $    71   $ --     $   --       $    74
 Issuance of common
  stock for cash........   1,575,000    --          --    --           3     --         --             3
 Cash reimbursement to
  certain shareholders..         --     --          --    --          (7)    --         --            (7)
 Unearned compensation..         --     --          --    --          94     (94)       --           --
 Amortization of
  compensation expense..         --     --          --    --         --       37        --            37
 PCG Warrants...........  24,406,340    --          --    --         275     --         --           275
 Issuance of common
  stock in exchange for
  termination of
  advisory services
  agreement.............  14,210,526    --          --    --         135     --         --           135
 Preferred stock
  dividends.............         --     --          --    --         (13)    --         --           (13)
 Premium on redemption
  of preferred stock....         --     --          --    --         (34)    --         --           (34)
 Common stock
  transactions with
  certain shareholders..  21,733,758    --   22,033,758  (209)       209     --         --           --
 Issuance of common
  stock in connection
  with initial public
  offering, net of
  $30,916 issuance
  costs.................  44,420,000      1         --    --         391     --         --           392
 Issuance of common
  stock from exercise of
  stock options.........     656,688    --          --    --         --      --         --           --
 Net loss...............         --     --          --    --         --      --         (88)         (88)
                         -----------  -----  ---------- -----    -------   -----    -------      -------
Balance, December 31,
 1998................... 432,776,246      4  22,033,758  (209)     1,124     (57)       (88)         774
 Issuance of common
  stock from exercise of
  stock options.........  10,058,073    --          --    --         111     --         --           111
 Income tax benefit from
  exercise of stock
  options...............         --     --          --    --          10     --         --            10
 Unearned compensation..         --     --          --    --          55     (55)       --           --
 Amortization of
  compensation expense..         --     --          --    --         --       52        --            52
 Issuance of common
  stock in exchange for
  non-compete rights and
  licenses..............   2,239,632    --          --    --          20     --         --            20
 Cancellation of shares
  issued in connection
  with terminated merger
  with US West..........  (2,231,076)   --          --    --        (103)    --         --          (103)
 Preferred stock
  dividends.............         --     --          --    --         (67)    --         --           (67)
 Shares issued in
  connection with
  Frontier acquisition.. 355,263,135      4         --    --       8,504     --         --         8,508
 Shares issued for
  retirement of debt....   1,031,132    --          --    --           5     --         --             5
 Foreign currency
  translation
  adjustment............         --     --          --    --         --      (21)       --           (21)
 Unrealized gain on
  securities, net.......         --     --          --    --         --        1        --             1
 Net loss...............         --     --          --    --         --      --        (111)        (111)
                         -----------  -----  ---------- -----    -------   -----    -------      -------

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                    (in millions, except share information)

                                                                    Other
                                                                Shareholders'
                            Common Stock     Treasury Stock         Equity
                         ------------------ -----------------  ----------------
                                                               Additional                        Total
                                                                Paid-in          Accumulated Shareholders'
                           Shares    Amount   Shares   Amount   Capital   Other    Deficit      Equity
                         ----------- ------ ---------- ------  ---------- -----  ----------- -------------
Balance, December 31,
 1999................... 799,137,142  $  8  22,033,758 $(209)   $ 9,659   $ (80)   $  (199)     $ 9,179
 Issuance of common
  stock from exercise of
  stock options.........  14,936,578   --          --    --         102     --         --           102
 Income tax benefit from
  exercise of stock
  options...............         --    --          --    --           4     --         --             4
 Issuance of common
  stock to convert
  preferred stock.......  12,363,489   --          --    --         445     --         --           445
 Issuance of common
  stock for cash........  21,673,706   --          --    --         688     --         --           688
 Preferred stock
  dividends.............         --    --          --    --        (221)    --         --          (221)
 Shares issued in
  connection with
  IXnet/IPC
  acquisition...........  58,228,358     1         --    --       3,189     --         --         3,190
 Unearned compensation..         --    --          --    --          23     (23)       --           --
 Amortization of
  compensation expense..         --    --          --    --         --       44        --            44
 Unrealized gain on
  securities, net.......         --    --          --    --         --       76        --            76
 Foreign currency
  translation
  adjustment............         --    --          --    --         --     (138)       --          (138)
 Other..................         --    --          --    --          (2)    --         --            (2)
 Net loss...............         --    --          --    --         --      --      (1,667)      (1,667)
                         -----------  ----  ---------- -----    -------   -----    -------      -------
Balance at December 31,
 2000................... 906,339,273  $  9  22,033,758 $(209)   $13,887   $(121)   $(1,866)     $11,700
                         ===========  ====  ========== =====    =======   =====    =======      =======


   The accompanying notes are an integral part of these financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                   Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999     1998
                                                   --------  --------  --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:
 Net Loss........................................  $ (1,667) $   (111) $   (88)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
 Loss from discontinued operations...............       308        59      --
 Cumulative effect of change in accounting
  principle......................................         9        14      --
 Depreciation and amortization...................     1,381       451      141
 Extraordinary loss on retirement of debt........        42        45       20
 Non-cash portion of US West termination
  agreement......................................       --       (103)     --
 Termination of advisory services agreement......       --        --       135
 Gain from sale of subsidiary's common stock and
  concurrent transactions........................      (303)      --       --
 Stock related expenses..........................        48        51       39
 Equity in loss (income) of affiliates...........        67       (16)       3
 Provision for doubtful accounts.................        72        36        4
 Deferred income taxes...........................        38        32       10
 Capacity available for sale excluding cash
  expenditures for investing activities..........       --        --       123
 Minority interest (income) expense..............       (15)        1      --
 Other...........................................        26         6      --
 Changes in operating assets and liabilities.....       905       267      (38)
                                                   --------  --------  -------
  Net cash provided by operating activities......       911       732      349
                                                   --------  --------  -------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
 ACTIVITIES:
 Purchases of property and equipment.............    (4,289)   (1,962)    (554)
 Acquisitions of assets, net of cash acquired....       --     (2,457)     --
 Investments in and advances to/from affiliates,
  net............................................      (110)     (264)     (17)
 Purchases of marketable securities, net of
  sales..........................................      (201)      (29)     --
 Proceeds from sale of unconsolidated
  affiliates.....................................       164       379      --
 Change in restricted cash and cash equivalents..         9       290     (420)
                                                   --------  --------  -------
  Net cash used in investing activities..........    (4,427)   (4,043)    (991)
                                                   --------  --------  -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
 Proceeds from issuance of common stock, net.....       785       111      392
 Proceeds from issuance of preferred stock, net..     1,113     1,599      483
 Proceeds from short-term borrowings ............     1,000       --       --
 Proceeds from long-term debt....................     2,093     5,544    1,087
 Repayment of long-term debt.....................    (1,578)   (3,351)    (337)
 Redemption of preferred stock...................       --        --      (134)
 Preferred dividends.............................      (193)      (52)     --
 Minority interest investment in subsidiary......       548       350      --
 Finance and organizational costs incurred.......       (48)     (141)     (38)
 Other...........................................       (34)      --        (6)
                                                   --------  --------  -------
  Net cash provided by financing activities......     3,686     4,060    1,447
                                                   --------  --------  -------
  Cash (used in) provided by discontinued
   operations....................................      (323)       74      --
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.....................................      (153)      823      805
CASH AND CASH EQUIVALENTS, beginning of year.....     1,630       807        2
                                                   --------  --------  -------
CASH AND CASH EQUIVALENTS, end of year...........  $  1,477  $  1,630  $   807
                                                   ========  ========  =======

   The accompanying notes are an integral part of these financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 (in millions)

                                                     Years Ended December 31,
                                                     --------------------------
                                                       2000      1999     1998
                                                     --------  --------  ------
SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING
 ACTIVITIES:
 Common stock issued to holders of preferred
  stock............................................  $    445  $    --   $  --
                                                     ========  ========  ======
 Common stock issued upon conversion of debt.......  $    --   $      5  $  --
                                                     ========  ========  ======
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
 ACTIVITIES:
 Costs incurred for construction in progress and
  capacity available for sale......................  $ (4,833) $ (2,089) $ (751)
 Increase in accrued construction costs............       374       119      77
 Amortization of deferred finance costs............         7         8       8
 PCG Warrants......................................       --        --      112
 Effect of PCL Consolidation ......................       163       --      --
                                                     --------  --------  ------
 Cash paid for property and equipment..............  $ (4,289) $ (1,962) $ (554)
                                                     ========  ========  ======
 Non-cash purchases of property and equipment......  $    --   $     38  $  --
                                                     ========  ========  ======
 Transfer of capacity available for sale to
  property and equipment...........................  $    --   $    575  $  --
                                                     ========  ========  ======
 Common stock issued for non-compete rights........  $    --   $     20  $  --
                                                     ========  ========  ======
 Current and deferred income tax related to the
  pending disposition of businesses................  $  1,850  $    --   $  --
                                                     ========  ========  ======
 Detail of acquisitions:
 Assets acquired...................................     3,694  $ 11,121  $  --
 Liabilities assumed...............................      (796)   (2,613)    --
                                                     --------  --------  ------
 Common stock issued...............................  $  2,898  $  8,508  $  --
                                                     ========  ========  ======
 Net cash paid for acquisitions....................       --   $  2,457  $  --
 Cash acquired in acquisitions.....................       --        124     --
                                                     --------  --------  ------
 Cash paid for acquisition, including transaction
  fees.............................................  $    --   $  2,581  $  --
                                                     ========  ========  ======
 Investments in affiliates:
 Preferred stock issued for investment in joint
  venture..........................................  $    400  $    --   $  --
                                                     ========  ========  ======
 Effect of consolidation of PCL....................  $   (263) $    --   $  163
                                                     ========  ========  ======
 Commitment to acquire capacity from joint
  venture..........................................  $    200  $    --   $  --
                                                     ========  ========  ======
 Note receivable upon sale of interest in joint
  venture..........................................  $   (164) $    --   $  --
                                                     ========  ========  ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Changes in operating assets and liabilities:
 Accounts receivable...............................  $      4  $   (298) $ (119)
 Other current assets..............................      (268)      (33)    (47)
 Other long-term assets............................        24       (78)    --
 Deferred revenue..................................     1,396       332      64
 Current liabilities other than debt...............       147       308      46
 Deferred credits and other........................      (398)       36      18
                                                     --------  --------  ------
                                                     $    905  $    267  $  (38)
                                                     ========  ========  ======
 Cash paid for interest and income taxes:
 Interest paid and capitalized.....................  $    543  $    218  $   39
                                                     ========  ========  ======
 Interest paid (net of capitalized interest).......  $    389  $    141  $   34
                                                     ========  ========  ======
 Cash paid for income taxes........................  $     49  $     15  $    8
                                                     ========  ========  ======

   The accompanying notes are an integral part of these financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in millions)

                                                        Years Ended December
                                                                 31,
                                                        -----------------------
                                                          2000     1999   1998
                                                        --------  ------  -----
Net loss............................................... $ (1,667) $ (111) $ (88)
  Foreign currency translation adjustment..............     (138)    (21)   --
  Unrealized gain on securities, net of provision for
   income taxes of $49 in 2000 and $0.7 in 1999........       76       1    --
                                                        --------  ------  -----
Comprehensive loss..................................... $ (1,729) $ (131) $ (88)
                                                        ========  ======  =====




   The accompanying notes are an integral part of these financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND ORGANIZATION

   Global Crossing Ltd., a Bermuda Company ("GCL" and, together with its consolidated subsidiaries, the "Company") is building and offering services over the world's first integrated global fiber optic network, consisting of more than 100,000 announced route miles and serving four continents, 27 countries and more than 200 major cities. The Company serves many of the world's largest corporations, providing a full range of managed data and voice services. The Company operates throughout the Americas, Europe, and Asia/Pacific regions.

   Global Crossing's strategy is to be the premier provider of managed broadband services to global enterprises. The Company has adopted this strategy to take advantage of its extensive Internet Protocol ("IP")-based fiber-optic network. The Global Crossing Network offers its customers an exceptional combination of global reach and bandwidth. Through its Global Marine Systems subsidiary, the Company also provides installation and maintenance services for subsea telecommunications systems.

   Global Crossing Ltd. serves as a holding company for its subsidiaries' operations, including Global Marine Systems (acquired July 2, 1999), Frontier Corporation (acquired September 28, 1999), Racal Telecom (acquired November 24,
1999), and IXnet, Inc. and IPC Communications, Inc. (acquired June 14, 2000).

2. SIGNIFICANT ACCOUNTING POLICIES

   These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company's significant accounting policies are summarized as follows:

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

   The Company's operations and financial performance may be affected by numerous factors, including changes in customer requirements, new laws and governmental regulations and policies, technological advances, entry of new competitors and changes in the willingness of financial institutions and other lenders to finance acquisitions and operations. The Company cannot predict which, if any, of these or other factors might have a significant impact on the telecommunications industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations.

 c) Revenue Recognition

 Services

   Revenue derived from telecommunication and maintenance services, including sales of capacity under operating type leases, are recognized as services are provided. Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets. See note 2(p) for changes in revenue accounting policies adopted by the Company.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 Operating Leases

   In addition, the Company offers customers flexible bandwidth products to multiple destinations and many of the contracts for subsea circuits entered into are part of a service offering. Consequently, the Company defers revenue related to those circuits and amortizes the revenue over the appropriate term of the contract. Accordingly, the Company treats cash received prior to the completion of the earnings process as deferred revenue.

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

   For the years ended December 31, 2000, 1999 and 1998, $350 million, $728 million and $419 million in revenue, respectively, was recognized using sales-type lease accounting.

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

 Completed Contract

   Revenue from product sales and related installation by IPC Communications, Inc. is recognized upon completion of the installation except for revenue from sales to distributors, which is recognized upon shipment. Under contract provisions, customers may be progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed. Contracts for maintenance are billed in advance, and are recorded as deferred revenue and recognized ratably over the contractual periods.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 d) Operating Expenses

 Operating Leases

   Costs of the network relating to capacity contracts accounted for as operating leases are treated as fixed assets and, accordingly, are depreciated over the estimated useful life of the capacity.

 Sales-Type Leases--Non-Cash Cost of Capacity Sold

   Prior to October 1, 1999, the effective date of the Frontier merger, cost of sales for subsea circuits (non-cash cost of capacity sold) were calculated based on the ratio of capacity revenue recognized in the period to total expected capacity revenue over the life of the network system, multiplied by the total costs incurred to construct the network system. This calculation of cost of sales matches costs with the value of each sale relative to total expected revenue. Until the entire system was completed, for purposes of calculating cost of sales, the total system costs incurred included an estimate of remaining costs to be incurred to complete the entire system plus the cost of system upgrades that management had the intent and ability to complete, provided the need for such upgrades was supported by a third party consultant's revenue forecast.

   Beginning October 1, 1999, the Company initiated service contract accounting and therefore began depreciating all of its systems; however, certain contracts still qualify for sales-type lease accounting. For these transactions, the Company's policy provides for recording non-cash cost of capacity sold through depreciation and amortization in the period in which the related revenue was recognized. The amount charged to non-cash cost of capacity sold relating to subsea capacity is calculated by determining the estimated net book value of the specific subsea capacity at the time of the sale. The estimated book value includes expected costs of capacity the Company has the intent and ability to add through upgrades of that system, provided the need for such upgrades is supported by a third-party consultant's revenue forecast.

 Commissions and Advisory Services Fees

   The Company's policy is to record sales commissions and advisory fee expenses and related payables upon the recognition of revenue so as to appropriately match these costs with the related revenue. Under the Advisory Services Agreement ("ASA"), which was terminated December 31, 1998, the Company paid PCG Telecom Services LLC ("PCG Telecom") and its affiliates 2% of revenue for advisory services performed. Under the Sales Agency Agreement, the Company paid Tyco Submarine Systems Ltd. ("TSSL") a commission based on a percentage of revenue from the sale of capacity on certain of the Company's systems. The commission agreement with TSSL terminated effective February 22, 2000.

 e) Cash and Cash Equivalents, Restricted Cash and Cash Equivalents (Current and Long Term)

   The Company considers cash in banks and short-term highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents and restricted cash and cash equivalents are stated at cost, which approximates fair value. Restricted cash balances at December 31, 2000 and 1999 were $146 million and $155 million, respectively. Included in these balances are restricted funds for the construction of our PC-1 system of $146 million and $138 million at December 31, 2000 and 1999, respectively.

 f) Property and Equipment, net

   Property and equipment, which includes amounts under capitalized leases, are stated at cost, net of depreciation and amortization. Major enhancements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs recorded prior to a network segment's completion are reflected

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
as construction in progress, which is reclassified to property and equipment at the date each segment of the applicable system becomes operational.

   Construction in progress includes direct expenditures for construction of network systems and is stated at cost. Capitalized costs include costs incurred under the construction contract; advisory, consulting and legal fees; interest; internal labor and operating costs; and amortized finance costs incurred during the construction phase. Once it is probable that a cable system will be constructed, costs directly identifiable with the cable system under development are capitalized. Costs relating to the evaluation of new projects incurred prior to the date the development of the network system becomes probable are expensed as incurred.

   Interest incurred and directly identifiable with a cable system, which includes the amortization of deferred finance fees and issuance discount, is capitalized to construction in progress.

   Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements and assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease. Estimated useful lives are as follows:

   Buildings........................................................ 10-40 years
   Leasehold improvements...........................................  2-25 years
   Furniture, fixtures and equipment................................  2-30 years
   Transmission equipment...........................................  7-25 years

   Beginning October 1, 1999, the Company commenced service contract accounting. Carrying amounts related to in-service subsea systems were reclassified from capacity available for sale to depreciable assets, and are being depreciated over their remaining economic useful lives.

   When property or equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts, and resulting gains or losses are reflected in net income.

 g) Goodwill and Intangibles

   Costs in excess of net assets of acquired businesses are amortized on the straight-line method over 3 to 25 years. Amortization expense for the years ended December 31, 2000 and 1999 was approximately $483 million and $75 million, respectively. There was no amortization expense in 1998.

   In July 2000, the Company restated its financial statements to revise the estimated useful life of $1,500 million in goodwill related to GlobalCenter, acquired in connection with the Frontier merger on September 28, 1999, from 10 years to 5 years. As a result, loss applicable to common shareholders' and loss per share increased by $41 million and $0.08 per share, respectively, for the year ended December 31, 1999. The restatement had no impact on cash flow or compliance with our debt agreements.

 h) Impairment of Long-Lived Assets

   The Company periodically evaluates whether facts and circumstances have occurred that indicate the carrying amount of a long-lived asset may be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 i) Investments

   Investments in which the Company does not have significant influence and in which the Company holds an ownership interest of less than 20% are recorded using the cost method of accounting. These investments covered under the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" are classified as "available for sale" and are carried at estimated fair value with any unrealized gain or loss, net of tax, included in other shareholders' equity. The Company reviews the fair value of its investment portfolio on a regular basis to determine if the fair value of any individual investment has declined below its cost and if such decline is other-than-temporary. The Company considers a decline to be other-than-temporary if the fair value of the investment has remained below its cost basis for more than six months and will then write-down the investment to its fair value. The write-down will be included in the statement of operations as a realized loss in the period in which the decline was deemed to be other-than-temporary. For the years ended December 31, 2000 and 1999, realized gains and losses were not material on an individual or aggregate basis.

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

 j) Deferred Finance Costs

   Costs incurred to obtain financing through the issuance of senior notes and long-term debt have been reflected as an asset included in other assets in the accompanying consolidated balance sheets. The financing costs relating to the debt are amortized over the lesser of the term of the related debt agreements or the expected payment date of the debt obligation using the effective interest rate method. In 2000, 1999, and 1998, certain long-term debt was extinguished, at which time the remaining balance of unamortized discount and offering costs was written off and included in extraordinary loss on retirement of debt.

   During the construction period, the amortized portion of deferred financing costs relating to senior notes and long-term debt are included in construction in progress as a component of interest capitalized or recorded as interest expense.

 k) Financial Instruments

   The Company uses derivative financial instruments to reduce its exposure to adverse fluctuations in interest rates and foreign currency exchange rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. Accordingly, financial instruments are presented on the accompanying consolidated balance sheet at their carrying values, which approximates their fair values. Fair values are based on market quotes, current interest rates or management estimates, as appropriate.

   The Company has entered into forward currency contracts, hedging the exchange risk on committed foreign currency transactions. During 2000, 1999, and 1998, the gains and losses on these contracts were recognized at the time the underlying transaction was completed.

   As discussed in Note 10, the Company has entered into interest rate swap transactions to hedge its variable and fixed interest-rate exposure on debt. Hedge accounting was applied in respect of these instruments; accordingly, the net cash amounts to be paid or received on the agreement are accrued and recognized as an adjustment to interest expense on the related debt.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 l) Income Taxes

   The Company recognizes current and deferred income tax assets and liabilities based upon all events that have been recognized in the consolidated financial statements as measured by the enacted tax laws. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes".

 m) Effect of Foreign Currencies

   For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying consolidated statements of operations. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity and are reflected in the accompanying statements of comprehensive loss.

   The Company's foreign transaction losses for the years ended December 31, 2000 and 1999 were $44 million and $26 million, respectively. The effect of foreign currency transactions in all periods prior to the year ended December 31, 1999 were immaterial.

 n) Stock Option Plan

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

 o) Concentration of Credit Risk

   The Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its larger customers' financial condition. As of and for the years ended December 31, 2000 and 1999, five customers represented 13% and 14% of the Company's accounts receivable and 14% and 29% of the Company's revenue, respectively.

 p) Changes in Accounting Policies

   The Company adopted American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") in the first quarter of 1999. Accordingly, a one-time charge of $14 million (net of income tax benefit), representing start-up costs incurred and capitalized during previous periods, was charged against net income.

   Effective January 1, 2000, the Company adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which requires amortization of certain start-up and activation revenues and deferral of associated costs over the longer of the contract period or expected customer relationship. Previously, such revenues and expenses were recognized upon service activation. The net impact of SAB 101 reduced revenue by approximately $2 million and increased amortization expense by approximately $11 million. The cumulative impact on the results of prior years was reflected as a $9 million (net of income tax benefit) cumulative effect of a change in accounting principle in accordance with the adoption provisions of this bulletin.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 q) Gain on Sale of Subsidiary Stock

   The Company elected SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary" ("SAB 51") in the fourth quarter of 2000, which requires the difference between the carrying amount of the parent's investment in the subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the consolidated financial statements or reflected as a capital transaction. During 2000, one of the Company's subsidiaries completed an initial public offering that resulted in a gain as further discussed in note 7. As a result, the Company has elected to record the gain and any future gains or losses in the future resulting from the sale of a subsidiary's stock in its statement of operations.

 r) Non-Monetary Transactions

   The Company may exchange capacity with other capacity or service providers. These transactions are accounted for in accordance with Accounting Principles Board Opinion No. 29. "Accounting for Nonmonetary Transactions", where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.

 s) Recent Accounting Standards

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The initial adoption of these new accounting standards will not have a material effect on the Company's results of operations or its financial position.

 t) Reclassifications

   Certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

3. MERGERS AND ACQUISITIONS

   The following mergers and acquisitions occurred during 2000 and 1999 and have been accounted for in the accompanying consolidated financial statements under the purchase method of accounting for business combinations. The purchase price for the 1999 business combinations were allocated based on the estimated fair value of acquired assets and liabilities at the date of merger or acquisition. The initial purchase price for the IXnet/IPC Communications acquisition is based on a preliminary allocation. The Company will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the estimate presented.

 IXnet, Inc./ IPC Communications, Inc.

   On June 14, 2000, the Company completed its merger with IXnet, Inc. ("IXnet"), and its parent company, IPC Communications, Inc. ("IPC"), resulting in IXnet and IPC becoming wholly owned subsidiaries of the Company. IXnet shareholders received 1.184 shares of the Company's common stock for each outstanding share of common stock of IXnet and IPC shareholders received 5.417 shares of the Company's common stock

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
for each outstanding share of common stock of IPC, for a total of 58.2 million shares of Global Crossing common stock. The purchase price of $3.2 billion reflects a Global Crossing stock price of $49.77 per share, the average price before and after the definitive merger agreement was entered into on February 22, 2000, and includes long-term debt assumed and the fair market value of stock options issued by Global Crossing. The purchase price and net liabilities assumed of $3,381 million has been allocated on a preliminary basis to goodwill and is being amortized on the straight-line method over 10 years.

 Global Marine Systems

   On July 2, 1999, the Company acquired the Global Marine systems division of Cable & Wireless Plc for approximately $908 million, consisting of a combination of cash and assumed indebtedness. This resulted in an excess of purchase price over net assets acquired of $627 million, which has been allocated to goodwill and other intangible assets and is being amortized on the straight-line method over 3-25 years.

 Frontier Corporation

   On September 28, 1999, the Company completed its merger with Frontier Corporation, ("Frontier"), resulting in Frontier becoming a wholly owned subsidiary of the Company. Frontier shareholders received 2.05 shares of the Company's common stock for each outstanding share of common stock of Frontier, for a total of 355 million shares of Global Crossing common stock, including outstanding and unexercised stock options. The purchase price of $10.3 billion reflects a Global Crossing stock price of $22 15/16 per share, the average closing price of Global Crossing common stock from September 1, 1999 through September 3, 1999, and includes long-term debt and Frontier stock options assumed by Global Crossing. The excess of purchase price over net assets acquired, as adjusted for the sale of the ILEC and GlobalCenter businesses, of $6,549 million was allocated to goodwill and other intangible assets. Goodwill and intangible assets are being amortized on the straight-line basis over 5-25 years.

 Racal Telecom

   On November 24, 1999, the Company acquired Racal Telecom for approximately $1.6 billion in cash. The Company entered into a (Pounds)675 million (approximately $1,091 million as of December 31, 1999) credit facility to finance the acquisition. The excess of purchase price over net assets acquired of $1,477 million was allocated to goodwill and other intangible assets and is being amortized on the straight-line method over 6-25 years.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 Pro Forma Condensed Financial Information

   The following unaudited pro forma condensed consolidated financial information of Global Crossing, Global Marine Systems, Frontier (as adjusted for the sale of the ILEC business and GlobalCenter), Racal Telecom, the Asia Global Crossing joint venture and subsequent initial public offering ("IPO") (see note 7), and IXnet and IPC Communications, demonstrates the results of operations had the previously mentioned acquisitions as well as related transactions been completed at the beginning of the periods presented.

                                                         December 31,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
                                                          (unaudited)
                                                     (in millions, except
                                                   share and per share data)
   Revenues....................................... $      3,958  $      3,761
                                                   ============  ============
   Loss from continuing operations................ $     (1,648) $     (1,059)
                                                   ============  ============
   Net loss....................................... $     (2,006) $     (1,078)
                                                   ============  ============
   Loss from continuing operations applicable to
    common shareholders........................... $     (1,981) $     (1,338)
                                                   ============  ============
   Loss applicable to common shareholders......... $     (2,339) $     (1,357)
                                                   ============  ============
   Loss per common share:
   Loss from continuing operations applicable to
    common shareholders basic and diluted......... $      (2.28) $      (1.58)
                                                   ============  ============
   Loss applicable to common shareholders basic
    and diluted................................... $      (2.69) $      (1.60)
                                                   ============  ============
   Shares used in computing loss per share basic
    and diluted...................................  869,130,969   848,607,626
                                                   ============  ============

4. DISCONTINUED OPERATIONS

   On September 28, 2000, the Company's board of directors approved a definitive merger agreement under which Exodus Communications ("Exodus") would acquire the Company's complex web hosting services business, GlobalCenter, Inc., originally acquired as part of the Frontier merger on September 28, 1999, for 108.2 million Exodus common shares. In January 2001, the transaction was completed and no loss is expected upon the sale. The Company's beneficial ownership is less than 20% and the Company has no significant influence over Exodus. While it is not our current intention to do so and contractual obligations to Exodus restrict our ability to do so, we may in the future dispose of some or all of our investment in Exodus in privately negotiated transactions, through a public offering upon exercise of our contractual registration rights, or otherwise, depending on market conditions and other factors. The Company's financial statements reflect GlobalCenter as discontinued operations for all periods presented since the date of the Frontier merger.

   On July 11, 2000, the Company entered into an agreement to sell the Incumbent Local Exchange Carrier ("ILEC") business segment originally acquired as part of the Frontier transaction, to Citizens Communications Company ("Citizens") for $3,650 million in cash, subject to certain adjustments concerning closing date liabilities, working capital balances and performance measurements as defined in the purchase and sale agreement. In connection with this transaction, the Company and Citizens entered into a strategic agreement for the Company to provide long distance services to the ILEC business. The Company's financial statements reflect the financial position and results of operations of the ILEC business as discontinued operations for all periods presented since the date of the Frontier acquisition. The sale is anticipated to be completed in 2001. The Company anticipates income from discontinued operations; therefore, no losses have been accrued. The

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
estimated gain (net of tax) from the disposal of discontinued operations has been reflected as a revaluation in goodwill initially recorded upon the merger with Frontier.

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
                                                             (in millions)
Balance Sheet Data:
  Assets..............................................    $4,609       $4,417
  Liabilities.........................................      (640)        (449)
                                                          ------       ------
  Net Assets of discontinued operations...............    $3,969       $3,968
                                                          ======       ======

                                                       For the Year For the Year
                                                          Ended        Ended
                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
                                                             (in millions)
Income Statement Data:
  Revenue.............................................   $   935       $ 210
  Expenses............................................    (1,185)       (253)
                                                         -------       -----
  Operating income....................................      (250)        (43)
  Interest income, net................................        (2)          4
  Other expenses......................................        (2)         (1)
  Provision for income taxes..........................       (54)        (19)
                                                         -------       -----
  Loss from discontinued operations...................   $  (308)      $ (59)
                                                         =======       =====

 Employee benefit plans of discontinued operations

   At December 31, 2000, the Company and Citizens Communications were in the process of negotiating an amendment to the Stock Purchase Agreement for the sale of the Company's ILEC business. The amendment provides for the transfer of certain assets and liabilities related to the Company's qualified pension and other post retirement benefits from the Company to Citizens. Assets and liabilities for virtually all retirees and all transferring active employees will be transferred upon the sale. The Company has recorded on its balance sheet at December 31, 2000 prepaid pension assets and other post employment benefit liabilities related to these plans. The Company will retain only those liabilities and assets associated with certain active, non-transferring employees. Had negotiations and the sale been completed as of December 31, 2000, the Company would have retained prepaid pension assets of approximately $13.7 million and other post employment benefit liabilities of approximately $1.0 million.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

5. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
                                                                (in millions)
   Land........................................................ $     5  $    1
   Buildings...................................................      37      22
   Leasehold improvements......................................     235      72
   Furniture, fixtures and equipment...........................   1,254     699
   Transmission equipment......................................   6,858   1,851
                                                                -------  ------
                                                                  8,389   2,645
   Accumulated depreciation....................................    (723)    (81)
                                                                -------  ------
                                                                  7,666   2,564
   Construction in progress....................................   2,364   2,377
                                                                -------  ------
     Total property and equipment, net......................... $10,030  $4,941
                                                                =======  ======

   Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $898 million, $376 million and $141 million, respectively. Included in depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $274 million, $292 million and $141 million, respectively, of non-cash cost of capacity sold.

6. INVESTMENT IN AND ADVANCES TO/FROM AFFILIATES

   The Company's investment in affiliates consists of the following:

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
                                                                 (in millions)
   Investment in Hutchison Global Crossing...................... $  606  $  --
   Investment in Pacific Crossing Ltd. .........................    --      266
   Investment in Global Access Ltd. ............................     15      23
   Other investments and advances to/from affiliates............    (14)     29
                                                                 ------  ------
                                                                 $  607  $  318
                                                                 ======  ======

 Hutchison Global Crossing

   On January 12, 2000, the Company established Hutchison Global Crossing ("HGC") with Hutchison Whampoa Limited ("Hutchison") to pursue fixed-line telecommunications and Internet opportunities in Hong Kong. For its 50% share, Hutchison contributed to the joint venture its building-to-building fixed-line telecommunications network in Hong Kong and a number of Internet-related assets. In addition, Hutchison has agreed that any fixed-line telecommunications activities it pursues in China will be carried out by the joint venture. For its 50% share, the Company provided to Hutchison $400 million in 6 3/8 Cumulative Convertible Preferred Stock, Series B (convertible into shares of Global Crossing common stock at a rate of $45 per share) and committed to contribute to the joint venture international telecommunications capacity rights on the Company's network and global media distribution center capabilities, as well as $50 million in cash. Concurrent with the IPO by Asia Global Crossing ("AGC") on October 12, 2000, the Company sold an aggregate of 19% of its economic interest in HGC to Microsoft Corporation ("Microsoft") and Softbank Corp. ("Softbank"), the joint venture partners in AGC. The Company, Microsoft and Softbank immediately contributed their entire interests in HGC to AGC.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 Pacific Crossing Ltd.

   In April 1998, the Company entered into a joint venture to construct the Pacific Crossing ("PC-1") cable system which is owned and operated by Pacific Crossing Ltd. ("PCL"). The Company had an economic interest in PCL represented by a 50% direct voting interest and, through one of the joint venture partners, owned a further 7.75% economic non-voting interest. Upon the formation of AGC on November 24, 1999, the Company contributed its interest in PCL to AGC.

   On March 24, 2000 and effective January 1, 2000, the Company through AGC increased its interest in PCL from 57.75% to 64.50% for approximately $21 million by acquiring the remaining ownership of another partner. In connection with this transaction, the Shareholder Agreement was amended, which enabled the Company to exercise control over PCL and resulted in the consolidation of PCL's financial statements and appropriate deductions for minority interest.

 Global Access Ltd.

   In December 1998, the Company entered into a joint venture, Global Access Ltd. ("GAL"), to construct and operate GAL, a terrestrial cable system connecting Tokyo, Osaka and Nagoya with PC-1. The Company had a 49% interest in GAL. Concurrent with the IPO of AGC, the Company contributed its 49% economic interest in GAL to AGC.

   PCL (prior to the consolidation in January 2000), HGC and GAL are accounted for under the equity method because the Company is not able to exercise effective control over their operations.

   See note 7 for joint venture arrangements entered into by our subsidiary, AGC, following its IPO on October 12, 2000.

7. ASIA GLOBAL CROSSING

   On November 24, 1999, the AGC joint venture was established by the Company, Microsoft and Softbank. AGC intends to be a leading pan-Asian telecommunications carrier providing Internet, data and voice services to wholesale and business customers. In exchange for a majority interest, the Company contributed to the joint venture its development rights in East Asia Crossing ("EAC") and its 58% interest in PC-1. Softbank and Microsoft each contributed $175 million in cash. In addition, Softbank and Microsoft committed to make a total of at least $200 million in capacity purchases on the Company's network over a three-year period. Softbank and Microsoft also agreed to use AGC's network in the region, subject to specified conditions.

   On October 12, 2000, AGC completed its IPO of common stock in which it sold 68 million shares of its Class A common stock at a price of $7.00 per share. The net proceeds, after deducting underwriting discounts and commissions and costs, were approximately $452 million. On November 8, 2000, AGC sold an additional 500,000 shares of Class A common stock at $7.00 per share in connection with the exercise of the underwriters' over-allotment option. The additional net proceeds were approximately $3 million. The Company's economic ownership interest in AGC prior to the IPO was 93%. After the offerings and related transactions this interest was reduced to 56.9%. In accordance with SAB 51, the Company recognized a gain of $303 million on the IPO and concurrent transactions.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   As discussed in note 6, concurrent with the IPO, the Company sold an aggregate of 19% of its total 50% economic interest in HGC to Microsoft and Softbank, with each receiving a 9.5% interest. Immediately after the sale, all three entities contributed their entire interests in HGC to AGC. Also concurrent with the IPO, the Company contributed its 49% interest in GAL to AGC.

   AGC has entered into several joint ventures, including Digitel Crossing, Asia Global Crossing Taiwan, Dacom Crossing and Starhub Asia Global Crossing. These joint ventures will develop backhaul and terrestrial networks in the Philippines, Taiwan, Korea and Singapore, respectively. These systems will support our subsea systems around the globe.

8. OTHER CURRENT LIABILITIES

   At December 31, 2000 and 1999, other current liabilities consisted of the following:

                                                                     December
                                                                        31,
                                                                    -----------
                                                                     2000  1999
                                                                    ------ ----
                                                                        (in
                                                                     millions)
   Accrued liabilities............................................. $  804 $264
   Accrued interest and dividends..................................    104   64
   Accrued cost of access..........................................    226  149
   Deferred revenue................................................    282  125
   Income taxes payable, net (/1/).................................    880  127
   Current portion of long-term debt...............................    117    2
   Other...........................................................     42  251
                                                                    ------ ----
                                                                    $2,455 $982
                                                                    ====== ====

9. DEBT

 Short-term borrowings

   At December 31, 2000 and 1999, outstanding short-term debt of GCL and its subsidiaries consisted of the following:

                                                                      December
                                                                         31,
                                                                     -----------
                                                                      2000  1999
                                                                     ------ ----
                                                                         (in
                                                                      millions)
   Bridge Loan due April 10, 2002 or upon closing or abandonment of the sale of the ILEC. Interest payable at LIBOR plus 1.00%
    (7.6% at December 31, 2000)....................................  $1,000 --
                                                                     ====== ===

   On October 13, 2000, the Company, through a direct subsidiary of Global Crossing North America, Inc. ("GCNA"), entered into a $1,000 million unsecured credit facility ("Bridge Loan"). Proceeds from the Bridge Loan were used to repay approximately $768 million of outstanding indebtedness incurred in connection with the Company's purchase of Racal Telecom in November 1999 and for general corporate purposes. The Bridge Loan is funded through a commercial paper conduit. Should the conduit discontinue to fund the Bridge Loan, committed bank purchasers will fund the Bridge Loan at an interest rate of LIBOR plus 2.25%. The Bridge Loan is guaranteed by GCNA.

--------
(1) Primarily represents income taxes payable upon the disposition of the ILEC business segment.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 Long-term Debt

   At December 31, 2000 and 1999, outstanding long-term debt of GCL and its subsidiaries consisted of the following:

                                                                December 31,
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
                                                                (in millions)
   9 1/2% Senior Notes issued November 12, 1999 and due
    November 15, 2009, with interest payable on May 15 and
    November 15 ("1999 Senior Notes").........................  $1,100  $1,100
   9 1/8% Senior Notes issued November 12, 1999 and due
    November 15, 2006, with interest payable on May 15 and
    November 15 ("1999 Senior Notes").........................     900     900
   9 5/8% Senior Notes issued May 18, 1998 and due May 15,
    2008, with interest payable on May 15 and November 15
    ("1998 Senior Notes").....................................     800     800
   13.375% Senior Notes issued October 12, 2000 and due on
    October 15, 2010, with interest payable on April 15 and
    October 15 ("AGC Senior Notes")...........................     408     --
   Senior Secured Credit Facility: Revolving Loans due July 2,
    2004, with interest payable at LIBOR plus 2.25% (9% and
    8.44% at December 31, 2000 and 1999, respectively)........   1,168     649
   Senior Secured Credit Facility: Term Loan B due June 30,
    2006, with interest payable at LIBOR plus 2.75% (9.30% at
    December 31, 2000)........................................     550     --
   Racal Telecom Term Loan A due November 24, 2007, with
    interest payable at LIBOR plus 2.5% (8.44% at December 31,
    1999).....................................................     --      646
   Medium-Term Notes, 8.77%--9.3%, due 2001 to 2004...........     192     279
   7 1/4% Senior Notes due May 14, 2004, with interest payable
    on May 15 and November 15.................................     300     300
   6% Dealer Remarketable Securities (DRS) due October 15,
    2013, with interest payable on April 15 and October 15....     200     200
   PC-1 Credit Facility.......................................     801     --
   Other......................................................       6      60
                                                                ------  ------
   Total debt.................................................   6,425   4,934
   Less: discount on long-term debt, net......................     (37)    (32)
   Less: current portion of long-term debt....................    (117)     (2)
                                                                ------  ------
   Long-term debt.............................................  $6,271  $4,900
                                                                ======  ======

   Principal maturities of long-term debt are as follows (in millions):

     Year Ending December 31,
     2001.............................................................. $  117
     2002..............................................................     92
     2003..............................................................    107
     2004..............................................................  1,612
     2005..............................................................    411
     Thereafter........................................................  4,086
                                                                        ------
     Total............................................................. $6,425
                                                                        ======

 Senior Secured Credit Facility Revolving Loans/Term Loan B

   On July 2, 1999, the Company, through Global Crossing Holdings Ltd. ("GCHL") and GCNA, entered into a $3 billion senior secured corporate credit facility ("Corporate Credit Facility") with several lenders. In August 2000, the Company amended and restated the terms of the existing senior secured credit agreement, increasing

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
the total remaining amount of the Corporate Credit Facility from $1 billion to $2.25 billion. The Corporate Credit Facility currently consists of a $1 billion revolving credit facility due July 2004, a $700 million revolving term facility that converts to a term loan in August 2002 and matures in July 2004 and a $550 million term loan which matures in June 2006. GCHL and GCNA can borrow under the Corporate Credit Facility. Borrowings under this facility are secured by a pledge of shares of certain restricted subsidiaries of the Company and are guaranteed by the Company and certain restricted subsidiaries. As of December 31, 2000, the revolving credit facility and revolving term facility had approximately $532 million of unused capacity.

 6% Dealer Remarketable Securities (DRS)

   The 6% DRS were originally issued by Frontier and were outstanding at the date of acquisition. These notes may be put back to the Company in October 2003, depending on the interest rate environment at that time.

 PC-1 Credit Facility

   As a result of the consolidation of PCL in the first quarter of 2000, the Company has an $850 million aggregate non-recourse senior secured loan facility (the "Pacific Crossing-1 Credit Facility") for the construction start-up and financing costs of PC-1. The Pacific Crossing-1 Credit Facility is comprised of $840 million of a multiple draw-down term loan and a $10 million working capital facility. The Pacific Crossing-1 Credit Facility is secured by a pledge of common stock in PCL and its subsidiaries and a security interest in certain of its accounts and its rights under certain contracts.

   Under the Pacific Crossing-1 Credit Facility, the Company may select loan arrangements as either a Eurodollar loan or an Alternative Base Rate ("ABR") loan. The Eurodollar interest rate is LIBOR plus 2.25-2.50% and the ABR interest rate is the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.5%, plus 1.25-1.50%. As of December 31, 2000, all outstanding loans were Eurodollar loans and the interest rates in effect ranged from approximately 8.8% to 9.1%. The Pacific Crossing-1 Credit Facility is repayable in ten semi-annual installments ("Mandatory Repayments"), commencing 135 days after PC-1 is ready for service.

 Debt Covenants

   Certain of the debt facilities mentioned above contain various financial and non financial restrictive covenants and limitations, including, among other things, the satisfaction of tests of "consolidated cash flow", as defined. The Company is in compliance with these covenants at December 31, 2000.

 Retirement of Debt

   As noted in short-term borrowings, the Bridge Loan was partially used to repay the indebtedness incurred in connection with the Company's purchase of Racal Telecom. The Company has written-off approximately $24 million of unamortized deferred financing costs as a result of this extinguishment which is reflected as an extraordinary loss in the accompanying statement of operations. The Company has provided a full valuation allowance related to this loss due to the uncertainty of realizing any tax benefit.

   As part of the merger with IPC, the Company assumed $247 million of 10 7/8% Senior Discount Notes which were due in 2008. In August and September 2000, the Company repaid the debt and, as a result, recorded an extraordinary loss of $18 million. The Company has provided a full valuation allowance related to this loss due to the uncertainty of realizing any tax benefit.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   During 1999, the Company recognized an extraordinary loss resulting from the payoff of existing debt in connection with the issuance of the Corporate Credit Facility, due to a write-off of $14 million of unamortized deferred financing costs.

   On November 12, 1999, the proceeds from the issuance of the 1999 Senior Notes were used to pay down the fixed term portion of the Corporate Credit Facility, resulting in a write-off of $31 million of unamortized deferred financing costs, which is reflected as an extraordinary loss.

   During 1998, the Company recognized an extraordinary loss of $20 million in connection with the repurchase of Global Telesystems Holdings' outstanding senior notes, comprising a premium of $10 million and a write-off of $10 million of unamortized deferred financing costs.

 Interest Rate Swap Transactions

   The Company periodically enters into interest rate swaps or hedge agreements to balance its floating rate and fixed rate obligations to insulate against interest rate risk and minimize interest expense. Interest expense and the related cash flows under the agreements are accounted for on an accrual basis.

   The Company has entered into two interest rate swap transactions based on one month LIBOR to minimize its exposure to increases in interest rates on its borrowings. The swap transactions fix the floating interest rate at 4.985% on a notional amount of borrowings of $500 million until January 31, 2004.

   In December 1997, Frontier entered into an interest rate hedge agreement that effectively converts $200 million of its 7 1/4% Senior Notes into a floating rate based LIBOR index rate plus 1.26%. The agreement expires in May 2004.

 2001 Senior Notes

   On January 29, 2001, the Company completed an offering of $1 billion in aggregate principal amount of 8.70% Senior Notes due 2007. The net proceeds from the offering were used to refinance existing indebtedness consisting of term loans and revolving loans under its corporate credit facility.

 Guarantee of Subsidiary Debt

   GCHL currently has outstanding three classes of public indebtedness. These securities include (i) $900 million of 9 1/8% Senior Notes Due 2006, (ii) $800 million of 9 5/8% Senior Notes Due 2008 and (iii) $1.1 billion of 9 1/2% Senior Notes due 2009. Each class of debt securities is fully and unconditionally guaranteed by the Company. In addition, GCL has no independent assets or operations; and subsidiaries of the Company other than GCHL are minor.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

10. FINANCIAL INSTRUMENTS

   The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued construction costs, accounts payable and accrued liabilities, accrued interest, obligations under inland services agreements and capital leases and long term debt other than the Senior Notes (the 1998 Senior Notes, 1999 Senior Notes, 7 1/4% Senior Notes and AGC Senior Notes), approximate their fair value. The fair value of the Senior Notes, mandatorily redeemable preferred stock, cumulative convertible preferred stock and interest rate swap transactions are based on market quotes and the fair values are as follows:

                                                December 31,     December 31,
                                                    2000             1999
                                              ---------------- ----------------
                                              Carrying  Fair   Carrying  Fair
                                               Amount   Value   Amount   Value
                                              -------- ------- -------- -------
                                               (in millions)    (in millions)
Senior notes................................. $ 3,471  $ 3,286 $ 3,068  $ 3,056
Mandatorily redeemable preferred stock.......     488      435     486      499
Cumulative convertible preferred stock.......   2,670    1,483   1,599    1,975
Interest rate swap transactions..............     --         9     --         7

11. OTHER DEFERRED LIABILITIES

   At December 31, 2000 and 1999, other deferred liabilities consisted of the following:

                                                                     December
                                                                        31,
                                                                    -----------
                                                                     2000  1999
                                                                    ------ ----
                                                                        (in
                                                                     millions)
Long-term obligations under capital lease.......................... $  217 $214
Long-term obligations under inland service agreements..............      9    7
Deferred tax income................................................  1,353  263
Post employment benefit obligations................................    147  153
Other..............................................................     14    5
                                                                    ------ ----
                                                                    $1,740 $642
                                                                    ====== ====

12. OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

   The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases.

   At December 31, 2000, future minimum payments under these capital leases are as follows (in millions) and are included in other current liabilities and other deferred liabilities in the accompanying consolidated balance sheet:

   Year Ending December 31,
   2001.................................................................. $  55
   2002..................................................................    49
   2003..................................................................    47
   2004..................................................................    60
   2005..................................................................    28
   Thereafter............................................................   415
                                                                          -----
   Total minimum lease payments..........................................   654
   Less: Amount representing maintenance payments........................  (132)
   Less: Amount representing interest....................................  (261)
                                                                          -----
   Present value of minimum lease payments............................... $ 261
                                                                          =====

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   The Company has commitments under various non-cancelable operating leases. Estimated future minimum lease payments on operating leases are approximately as follows (in millions):

   Year Ending December 31,
   2001................................................................ $  246
   2002................................................................    198
   2003................................................................    189
   2004................................................................    177
   2005................................................................    123
   Thereafter..........................................................    824
                                                                        ------
   Total............................................................... $1,757
                                                                        ======

   Rental expense related office space and equipment for the years ended December 31, 2000, 1999, and 1998 is $134 million, $68 million, and $1 million, respectively.

13. PREFERRED STOCK

   Outstanding preferred stock as of December 31, 2000 and 1999 consists of the following:

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
                                                                   (in millions)
Mandatorily redeemable preferred stock:
  10 1/2% Mandatorily Redeemable Preferred Stock, 5,000,000 shares issued and outstanding as of December 31, 2000 and 1999
   respectively, $100 liquidation preference per share plus
   accumulated and unpaid dividends............................... $  488 $  486
                                                                   ------ ------
Cumulative convertible preferred stock:
  6 3/8% Cumulative Convertible Preferred Stock, 5,440,030 and
   10,000,000 shares issued and outstanding as of December 31,
   2000 and 1999, respectively, $100 liquidation preference per
   share..........................................................    527    969
  7% Cumulative Convertible Preferred Stock, 2,600,000 shares issued and outstanding as of December 31, 2000 and 1999, $250
   liquidation preference per share...............................    630    630
  6 3/8% Cumulative Convertible Preferred Stock, Series B, 400,000
   shares issued and outstanding as of December 31, 2000, $1,000
   liquidation preference per share...............................    400    --
  6 3/4% Cumulative Convertible Preferred Stock, 4,600,000 shares issued and outstanding as of December 31, 2000, $250
   liquidation preference per share...............................  1,113    --
                                                                   ------ ------
Total cumulative convertible preferred stock......................  2,670  1,599
                                                                   ------ ------
Total preferred stock............................................. $3,158 $2,085
                                                                   ====== ======

 10 1/2% Mandatorily Redeemable Preferred Stock

   In December 1998, GCHL authorized the issuance of 7,500,000 shares of preferred stock ("GCHL Preferred Stock"). In December 1998, 5,000,000 shares of GCHL Preferred Stock were issued for $500 million in cash. The Company reserved for future issuances up to 2,500,000 shares to pay dividends. Dividends accrued as of December 31, 2000 and 1999 were $4 million for both years. Unamortized issuance costs were $11.8 million and $14.1 million as of December 31, 2000 and 1999, respectively.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   The holders of the GCHL Preferred Stock are entitled to receive cumulative, semi-annual compounding dividends at an annual rate of 10 1/2% of the $100 liquidation preference per share. At the Company's option, accrued dividends may be paid in cash or paid by issuing additional preferred stock (i.e. pay-in-kind) until June 1, 2002, at which time they must be paid in cash. As of December 31, 2000, all dividends had been paid in cash. Dividends are payable semi-annually in arrears on each June 1 and December 1. The preferred stock ranks senior to all common stock of GCHL with respect to dividend rights, rights of redemption or rights on liquidation and on a parity with any future preferred stock of GCHL. The preferred stock is junior in right of payment of all indebtedness of GCHL and its subsidiaries. The preferred stock is non-voting unless the accumulation of unpaid dividends (or if, beginning on June 1, 2002, such dividends are not paid in cash) on the outstanding preferred stock is an amount equal to three semi-annual dividend payments.

   The preferred stock has a mandatory redemption on December 1, 2008 at a price in cash equal to the then effective liquidation preference thereof, plus all accumulated and unpaid dividends thereon to the date of redemption. The preferred stock can be redeemed, in whole or in part, at the Company's option starting in 2003 at specified premiums declining to par value in 2006.

   The certificate of designation governing the preferred stock imposes certain limitations on the ability of the Company to, among other things, (i) incur additional indebtedness and (ii) pay certain dividends and make certain other restricted payments and investments, which limitations are in part based upon satisfaction of tests of "consolidated cash flow," as defined.

 Cumulative Convertible Preferred Stock

   In April 2000, the Company issued 4,000,000 shares of 6 3/4% Cumulative Convertible Preferred Stock with net proceeds of approximately $970 million. Each share of preferred stock is convertible into 6.3131 shares of common stock, based on a conversion price of $39.60. Dividends on the preferred stock are cumulative from the date of issue and payable on January 15, April 15, July 15, and October 15 of each year at the annual rate of 6 3/4%. In May 2000, pursuant to an over-allotment option held by the underwriters of the preferred stock, the Company issued an additional 600,000 shares of 6 3/4% cumulative convertible preferred stock for net proceeds of approximately $143 million. Dividends accrued as of December 31, 2000 were $16.1 million. The preferred stock can be redeemed, at the Company's option, starting in 2005 at specified premiums declining to par in 2010.

   In January of 2000, the Company issued to Hutchison 400,000 shares of 6 3/8% Cumulative Convertible Preferred Stock, Series B as part of the consideration paid for its 50% economic ownership interest in the HGC joint venture. Each share of preferred stock is convertible into 22.2222 shares of common stock, based on a conversion price of $45.00 per share. Dividends of the preferred stock are cumulative from the date of issuance and are payable on February 1, May 1, August 1, and November 1 of each year at an annual rate of 6 3/8%. Dividends accrued as of December 31, 2000 were $4.3 million. The preferred stock can be redeemed, at the Company's option, starting in 2004 at specified premiums declining to par in 2009.

   In December 1999, GCL issued 2,600,000 shares of 7% cumulative convertible preferred stock for net proceeds of $630 million. Each share of preferred stock is convertible into 4.6948 shares of common stock based on a conversion price of $53.25. Dividends on the preferred stock are cumulative from the date of issue and payable on February 1, May 1, August 1 and November 1 of each year at the annual rate of 7%. Dividends accrued as of December 31, 2000 and 1999 were $7.6 million and $1.9 million, respectively. The preferred stock can be redeemed, at the Company's option, starting in 2004 at specified premiums declining to par in 2009.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   In November 1999, the Company issued 10,000,000 shares of 6 3/8% cumulative convertible preferred stock for net proceeds of approximately $969 million. Each share of preferred stock is convertible into 2.2222 shares of common stock, based on a conversion price of $45.00. Dividends on the preferred stock are cumulative from the date of issue and payable on February 1, May 1, August 1 and November 1 of each year at the annual rate of 6 3/8%. Dividends accrued as of December 31, 2000 and 1999 were $5.8 million and $9.7 million, respectively. The preferred stock can be redeemed, at the Company's option, starting in 2004 at specified premiums declining to par in 2009.

   In April 2000, the Company issued in privately negotiated transactions with certain holders of its 6 3/8% cumulative convertible preferred stock an aggregate of 12,363,489 shares of its common stock in exchange for an aggregate of 4,559,970 shares of preferred stock. The fair market value of the shares of common stock issued by the Company (in excess of what would have been issued by the Company upon conversion of the preferred stock in accordance with the terms of the preferred stock) is included in the accompanying statement of operations as a $92 million charge for conversion of preferred stock.

   Each series of convertible preferred stock ranks junior to each other class of capital stock other than common stock of GCL with respect to dividend rights, rights of redemption or rights on liquidation and on a parity with any future preferred stock of GCL. The convertible preferred stock is junior in right of payment of all indebtedness of GCL and its subsidiaries. The preferred stock is non-voting unless the accumulation of unpaid dividends on the outstanding preferred stock is an amount equal to six quarterly dividend payments. Holders of preferred stock have the right to require the Company to repurchase shares of the preferred stock at par following the occurrence of certain change of control transactions.

   Preferred stock dividends included the following:

                                                                  December 31,
                                                                 --------------
                                                                 2000 1999 1998
                                                                 ---- ---- ----
                                                                 (in millions)
   Preferred stock dividends.................................... $219 $ 64 $ 12
   Amortization of discount on preferred stock..................  --   --     1
   Amortization of preferred stock issuance costs...............    2    3  --
                                                                 ---- ---- ----
                                                                 $221 $ 67 $ 13
                                                                 ==== ==== ====

14. SHAREHOLDERS' EQUITY

 April 2000 Offering

   On April 14, 2000, the Company issued approximately 21.7 million shares of common stock for net proceeds of approximately $688 million. In connection with this issuance and sale by the Company of common stock, certain existing shareholders sold an aggregate of approximately 21.3 million shares of common stock, for which the Company received no proceeds.

 Stock Split

   In February 1999, the Company's Board of Directors declared a 2-for-1 split of the Company's common stock in the form of a stock dividend, which was effective on March 9, 1999. All share information presented in these consolidated financial statements gives retroactive effect to the 100-for-1 stock split in January 1998, 1.5-for-1 stock dividend in August 1998 and 2-for-1 stock dividend on March 9, 1999.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

 Share Cancellation

   For the year ended December 31, 1999, other (expense) income, net was composed primarily of a $210 million termination fee paid by US West, Inc. ("US West") in connection with the termination of its merger agreement with the Company, net of related expenses. In addition, as part of the break-up fee received from US West, the Company received 2,231,076 shares of its common stock from US West which were cancelled by the Company.

 Treasury Stock

   In 1998, GCL purchased all common shares owned by Telecommunications Development Corporation ("TDC") in the Company in exchange for 300,000 fewer newly issued shares of common stock based upon the per share value at the repurchase date. The transaction benefited GCL since 300,000 fewer shares were outstanding after the repurchase without any cost to GCL. This transaction was accounted for as the acquisition of treasury stock and was recorded at $209 million, the fair value of the consideration given. Certain officers and directors of the Company held direct or indirect equity ownership positions in TDC, resulting in these officers and directors having a majority of the outstanding common stock of TDC. Following this transaction, TDC distributed all of its shares of common stock and GCL warrants to the holders of its common stock and was then liquidated.

15. OTHER OPERATING EXPENSES

   Other operating expenses for the years ended December 31, 2000, 1999, and 1998 consist of the following:

                                                                 December 31,
                                                               ----------------
                                                                2000  1999 1998
                                                               ------ ---- ----
                                                                (in millions)
Selling, general and administrative........................... $1,175 $386 $ 93
Network development and other.................................    767  262   57
                                                               ------ ---- ----
                                                               $1,942 $648 $150
                                                               ====== ==== ====

16. TAXES

   The benefit (provision) for income taxes is comprised of the following:

                                                              December 31,
                                                            ------------------
                                                            2000   1999   1998
                                                            -----  -----  ----
                                                             (in millions)
Current.................................................... $ 183  $(124) $(23)
Deferred...................................................   (38)    16   (10)
                                                            -----  -----  ----
  Total income tax benefit (provision)..................... $ 145  $(108) $(33)
                                                            =====  =====  ====

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   The following is a summary of the significant items giving rise to components of the Company's deferred tax assets and liabilities:

                                                    December 31,
                                        --------------------------------------
                                               2000                1999
                                        ------------------- ------------------
                                        Assets  Liabilities Assets Liabilities
                                        ------  ----------- ------ -----------
                                          (in millions)       (in millions)
   Bad debt reserve.................... $  12     $   --     $  6     $ --
   Research and development costs......   --          (68)    --        (41)
   Depreciation........................   --         (334)    --       (211)
   Basis adjustment related to the
    disposition of GlobalCenter........   --         (850)    --        --
   Basis adjustment to purchased
    companies..........................   --         (188)    --        (32)
   Employee benefits obligation........   --          (39)    --        (50)
   Net operating loss (NOL)
    carryforwards......................   204         --       58       --
   Deferred revenue....................   125         --      --        --
   Other...............................    70         (78)     40       (15)
                                        -----     -------    ----     -----
                                          411      (1,557)    104      (349)
   Valuation allowance.................  (207)        --      (53)      --
                                        -----     -------    ----     -----
                                        $ 204     $(1,557)   $ 51     $(349)
                                        =====     =======    ====     =====

   The Company recorded a valuation allowance of $154 million and $53 million for the years ended December 31, 2000 and 1999, respectively. The valuation allowance is related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of valuation allowance needed, the Company considers the acquired companies' prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. The Company's NOLs begin to expire in 2004.

17. NET LOSS PER SHARE

   Losses per share are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Share and per share data presented reflects all stock dividends and stock splits.

   The following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

                                                   December 31,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
                                        (in millions, except share and per
                                                   share data)
Income (loss) from continuing
 operations.........................  $     (1,308) $          7  $        (68)
Preferred stock dividends...........          (221)          (67)          (13)
Charge for conversion of preferred
 stock..............................           (92)          --            --
Redemption of preferred stock.......           --            --            (34)
                                      ------------  ------------  ------------
Loss from continuing operations
 applicable to common shareholders..  $     (1,621) $        (60) $       (115)
                                      ============  ============  ============
Weighted average share outstanding:
  Basic and diluted.................   844,153,231   502,400,851   358,735,340
                                      ============  ============  ============
Loss from continuing operations
 applicable to common shareholders
  Basic and diluted.................  $      (1.92) $      (0.12) $      (0.32)
                                      ============  ============  ============

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   Options and warrants did not have an effect on the computation of diluted loss per share in 2000, 1999, and 1998 since they were anti-dilutive.

18. STOCK OPTION PLAN

   GCL maintains a stock option plan under which options to acquire shares may be granted to directors, officers, employees and consultants of the Company. The Company accounts for this plan under APB Opinion No. 25, under which compensation cost for employees and directors is recognized only to the extent that the market price of the stock exceeds the exercise price on the measurement date. Terms and conditions of the Company's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation Committee of the Board of Directors, except that options can not be granted with an exercise price that is less than the fair market value at the date of grant and substantially all options are exercisable for a period of no more than ten years.

   Prior to its merger with the Company, Frontier maintained stock option plans for its directors, executives and certain employees. In connection with the Frontier merger, the Company exchanged all of the outstanding Frontier stock options for 25.3 million Global Crossing stock options which vested immediately at the date of the merger. As of December 31, 2000, 13.7 million stock options under the Frontier plans remained vested and outstanding.

   Prior to its merger with the Company, IPC and IXnet maintained stock option plans for its directors, executives and certain employees. In connection with the merger, the Company exchanged all of the outstanding IPC and IXnet stock options for 15.2 million Global Crossing stock options. As of the date of the merger, IPC and IXnet Stock Options vest over a period of zero to three years. As of December 31, 2000, 12.7 million stock options under the IPC and IXnet plans remained outstanding while 6.1 million remained vested.

   Additional information regarding options granted and outstanding for the years ended December 31, 2000 and 1999 are summarized below:

                                          Options     Number of      Weighted
                                         Available     Options       Average
                                         For Grant   Outstanding  Exercise Price
                                        -----------  -----------  --------------
Balance as of December 31, 1997........         --           --          --
  Authorized...........................  33,215,730          --          --
  Granted.............................. (30,762,466)  30,762,466      $ 2.85
  Exercised............................                 (656,688)       1.06
  Cancelled............................   3,253,000   (3,253,000)       1.11
                                        -----------  -----------      ------
Balance as of December 31, 1998........   5,706,264   26,852,778        3.11
  Authorized...........................  82,010,014          --          --
  Granted.............................. (65,019,955)  65,019,955       24.20
  Exercised............................         --   (10,058,073)      11.07
  Cancelled............................   3,175,154   (3,175,154)      22.17
                                        -----------  -----------      ------
Balance as of December 31, 1999........  25,871,477   78,639,506       18.76
  Authorized...........................  36,214,648          --          --
  Granted.............................. (50,527,641)  50,527,641       25.92
  Exercised............................         --   (13,996,555)       6.24
  Cancelled............................  17,461,295  (17,461,295)      34.66
                                        -----------  -----------      ------
Balance as of December 31, 2000........  29,019,779   97,709,297      $21.41
                                        ===========  ===========      ======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   The following tables summarize information concerning outstanding and exercisable options:

                                                       December 31, 2000
                                                       -----------------
                                     Options Outstanding                      Options Exercisable
                                     -------------------                  ----------------------------
                                      Weighted Average
                                          Remaining      Weighted Average             Weighted Average
        Range of            Number       Contractual      Exercise Price    Number     Exercise Price
    Exercise Prices      Outstanding   Life (in years)      per Share     Exercisable    per Share
    ---------------      ----------- ------------------- ---------------- ----------- ----------------
$ 0.35 to $ 2.00........ 11,463,208         7.21              $ 1.15       9,602,244       $ 1.21
  2.43 to  10.10........  7,185,630         7.51                6.66       5,347,647         7.31
 10.25 to  13.09........ 12,827,682         7.62               11.80       7,344,247        11.78
 13.14 to  19.82........ 14,890,328         7.78               16.60      11,592,600        16.59
 19.85 to  26.25........ 21,879,544         8.86               24.77       7,061,732        25.05
 27.04 to  30.00........ 14,255,313         9.43               29.34         688,632        28.87
$30.06 to $61.38........ 15,207,592         8.85               44.17       4,858,332        45.16
                         ----------         ----              ------      ----------       ------
  Total................. 97,709,297         8.32              $21.41      46,495,434       $16.04
                         ==========         ====              ======      ==========       ======

   As of December 31, 1999 and 1998 the Company had exercisable options outstanding of 33,592,901 and 6,731,667 respectively. The weighted average exercise price of the exercisable options was $11.66 and $1.91 as of December 31, 1999 and 1998, respectively.

   During the years ended December 31, 2000 and 1999, the Company recorded in additional paid-in capital $23 million and $55 million, respectively, of unearned compensation, relating to awards under the stock incentive plan and the grant of certain economic rights and options to purchase common stock. During 2000, 1999 and 1998, the Company recognized expense of $48 million, $51 million and $39 million, respectively, of stock compensation relating to the stock incentive plan and the vested economic rights to purchase common stock.

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

   As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounted for employee stock options under APB 25 and is recognizing compensation expense over the vesting period to the extent that the fair value of the stock on the date the options were granted exceeded the exercise price. The Company did not grant any options with an exercise price that was less than the fair market value at the date of grant during the year ended December 31, 2000 and the 1998 GCL Stock Incentive Plan, as amended, prohibits such grants. However, the Company did grant options with an exercise price that was less than fair market value at the date of grant in prior years and continues to recognize the remaining compensation expense over the vesting period. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the SFAS 123 fair value approach, the impact on the Company's loss applicable to common shareholders and loss per share would be as follows:

                               Year Ended        Year Ended        Year Ended
                            December 31, 2000 December 31, 1999 December 31, 1998
                            ----------------- ----------------- -----------------
                                 (in millions, except per share information)
   Loss applicable to
    common shareholders:
     As reported...........      $(1,980)          $ (178)           $ (135)
     Pro forma.............      $(2,320)          $ (276)           $ (142)
   Basic and diluted loss
    per share:
     As reported...........      $ (2.35)          $(0.35)           $(0.38)
     Pro forma.............      $ (2.75)          $(0.55)           $(0.39)

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   Under SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model assuming the following weighted average assumptions used for the year ended December 31, 2000; zero dividend yield, expected volatility of 84.77%, weighted average risk free rate of return of 5.92% and expected life of 4 years. For the year ended December 31, 1999; zero dividend yield, expected volatility of 40.00%, weighted average risk free rate of return of 6.56% and expected life of 4 years. For the year ended December 31, 1998; zero dividend yield, expected volatility of 0% to 42%, weighted average risk free return rate of 5.45% and expected life of 4 years.

19. EMPLOYEE BENEFIT PLANS

 Defined Contribution Plans

   The Company offers its qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of
Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company matches one-half of individual employee contributions up to a maximum level not to exceed 7.5% of the employee's compensation. The Company's contributions to the plan vest immediately. Expenses recorded by the Company relating to its 401(k) plan were approximately $1.3 million, $0.6 million and $0.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   The Company also sponsors a number of defined contribution plans for Frontier employees. The most significant plan covers non-bargaining employees, who can elect to make contributions through payroll deduction. The Company provides a contribution of .5 percent of gross compensation in common stock for every employee eligible to participate in the plan. The common stock used for matching contributions is purchased on the open market by the plan's trustee. The Company also provides 100% matching contributions in its common stock up to three percent of gross compensation, and may, at the discretion of management, provide additional matching contributions based upon Frontier's financial results. The total cost recognized for all defined contribution plans was $13.2 million and $2.6 million for the year ended December 31, 2000 and three months ended December 31, 1999, respectively.

   IPC sponsors a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code for qualified employees of IPC and IXnet. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company matches up to 100% of individual employee contributions up to the first 6% of the employee's compensation. Expenses recorded by the Company relating to the IPC 401(k) plan were approximately $1.3 million from the date of acquisition through December 31, 2000. On January 1, 2001, the plan will be frozen and all new contributions will be prohibited. All other plan transactions such as fund transfers and hardship withdrawals will continue to be permitted. It is expected that the plan will be merged into the 401(k) plan administered by the Company by mid-2001.

   On November 1, 1999, the Company established a defined contribution plan for employees of Global Marine Systems ("GMS") who were hired subsequent to this date. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company matches up to the first 5% of individual employee contributions which vest after 3 years. Expenses recorded by the Company relating to the Global Marine plan were approximately $0.3 million for the year ended December 31, 2000. Expenses relating to 1999 are immaterial. Employees who were employed by Cable and Wireless plc ("C&W") prior to the acquisition and participated in a defined benefit plan sponsored by C&W, as explained below, were offered the opportunity to participate in a defined benefit plan commencing on November 1, 1999.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   On May 24, 2000, the Company established a defined contribution plan ("the Plan") for the employees of Global Crossing (UK) Telecommunications Limited, formerly Racal Telecom. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company will match up to the first 8% of individual employee contributions, which vest after two years. Expenses recorded by the Company relating to the Plan were approximately $2.0 million for the year ended December 31, 2000.

 Pension Plan

   As a result of the acquisition of GMS from C&W in July of 1999, the Company maintains a noncontributory benefit plan for its former GMS employees. Prior to the acquisition, GMS employees participated in a defined benefit plan sponsored by C&W and funded through a separate exempt approved trust.

   Subsequent to the acquisition, the plan was evaluated to determine the assets and obligations relating to the employees of Global Marine Systems. On November 1, 1999, the Company established a noncontributory plan for its former GMS employees providing similar benefits to the C&W plan. Plan assets and obligations for all GMS employees participating in the C&W plan were transferred to the new plan on November 1, 1999, except for employees who retired within six months after the acquisition of GMS. The plan is funded through a separate exempt approved trust. The plan assets and benefit obligations are not material to the Company.

   Employees of Racal Telecom, prior to its acquisition by the Company on November 24, 1999, participated in defined benefit plans (the "Racal Plans") sponsored by its parent company, Racal Electronics, plc ("Racal Electronics"). These plans covered all employees of Racal Electronics' combined group.

   Subsequent to the acquisition, the Racal Plans were evaluated to determine the benefits relating to the employees of Racal Telecom. The Company continued to contribute to the Racal Electronics' defined benefit plan on behalf of the former employees of Racal Telecom during the interim period up to May 23, 2000. Employees could elect to either transfer their benefits to a defined contribution plan newly established by the Company, or elect to maintain their benefits within Racal Electronics' defined benefit plan. The transfer of assets and liabilities has not yet been completed. The assets and benefit obligations of the Racal Plans for the period from January 1, 2000 to May 23, 2000 and for the period of November 24, 1999 to December 31, 1999 are not material to the Company's financial statements.

   See note 4 for discussion of the Company's defined benefit plan relating to its ILEC employees.

20. COMMITMENTS, CONTINGENCIES AND OTHER

   As of December 31, 2000, the Company was committed under contracts to upgrade and/or construct its Atlantic Crossing, Mid-Atlantic Crossing, Pan American Crossing, South American Crossing, Pan European Crossing and East Asia Crossing systems for future construction costs totaling approximately $1.4 billion.

   During 1999, Atlantic Crossing Ltd. entered into contracts with Tyco Submarine Systems Ltd. ("TSSL") providing for upgrades of AC-1, as well as an OA&M agreement. These contracts also provided for the payment of sales commissions to TSSL on certain revenues. During 2000, the Company paid approximately $19 million related to the early termination of the OA&M agreement. In addition, TSSL provided the Company with a notice of termination with respect to the commission agreement. The agreement and TSSL's termination thereof are the subject of an arbitration proceeding. Further information on TSSL matters is included in legal proceedings in Item 3 of the Company's Form 10-K for the year ended December 31, 2000.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   Upon the sale of GlobalCenter to Exodus, various lease agreements were assigned to Exodus on which the Company remains as guarantor. The obligations expire between 2002 and 2025.

   The Company and a number of its subsidiaries in the normal course of business are party to a number of judicial, regulatory and administrative proceedings. The Company's management does not believe that any material liability will be imposed as a result of any of these matters.

21. RELATED PARTY TRANSACTIONS

 Relationship to Softbank

   Eric Hippeau, a director of Global Crossing, is President & Executive Managing Director of Softbank International Ventures, a subsidiary of Softbank, which is an investor in the AGC joint venture. See note 7. Softbank's economic interest in AGC was approximately 15.4% at December 31, 2000. Mr. Hippeau is Softbank's representative on the AGC board of directors.

 Agreements with Global Crossing Stockholders

   On February 22, 2000, Global Crossing entered into a consent and voting agreement with a number of IPC stockholders, including David Walsh, who became an executive officer of Global Crossing after its acquisition of IPC. Under the consent and voting agreement, these IPC stockholders consented to the adoption of the merger agreement with Global Crossing. The consent and voting agreement also imposed restrictions on the transfer of IPC shares held by the IPC stockholders prior to the merger and continues to impose restrictions on the transfer of shares of Global Crossing common stock which the IPC stockholders acquired in the merger. Under these provisions, Mr. Walsh may not transfer more than 62.5% of the Global Crossing shares that he received in the merger (including shares underlying stock options that were vested at that time) until June 14, 2002, nor may he transfer more than 25% of such shares through June 14, 2001. Similar provisions restricting the pledge of shares by the IPC stockholders were eliminated by way of amendment in October 2000.

   Also on February 22, 2000, several senior executives of IPC and IXnet, including Mr. Walsh, entered into an agreement with Global Crossing, IPC and IXnet pursuant to which these senior executives agreed to limit the percentage of their unvested options for IPC and IXnet common stock vesting upon the change in control, as defined in the IPC and IXnet option plans, to 50% rather than 100%, in the case of IPC, and 25% rather than 50%, the case of IXnet. Mr. Walsh also agreed to relinquish vesting with respect to 50% of his fully vested options for IXnet common stock as of the change in control, as defined in the IXnet stock option plan. Under this agreement, one-third of the remaining options of these senior executives will vest on each of the first three anniversaries of the June 14, 2000 closing of the acquisition.

   In August 1998, the Company and some of its shareholders, including some officers and directors and their affiliates, entered into a Registration Rights Agreement. Under the Registration Rights Agreement, Global Crossing shareholders who are parties to that agreement and a number of their transferees have demand and piggyback registration rights relating to shares of Global Crossing stock held by them and will receive indemnification and, in some circumstances, reimbursement for expenses from the Company in connection with an applicable registration.

 Loans to Executive Officers

   In November 2000, an executive officer of the Company, received a loan in the aggregate principal amount of $8 million. The loan bears interest at the rate of 6.01% per annum, is repayable in full in October 2005 or upon the earlier termination of the officer's employment for cause or due to the officer's resignation, and is secured by a deed of trust on the officer's principal residence.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   In March 2001, an executive officer of the Company, received a loan in the aggregate principal amount of $1.8 million. The loan bears interest at the rate of 4.75% per annum, is repayable in full in March 2002 or upon the earlier termination of the officer's employment, and is secured by a second mortgage on the officer's principal residence.

 Transactions with Pacific Capital Group and its Affiliates

   The Company has entered into certain transactions with affiliates of Pacific Capital Group ("PCG"), which is controlled by certain officers and directors of the Company who either currently are or at one time were affiliated with PCG. During 1999, the Company subleased from PCG two suites of offices in Beverly Hills for payments aggregating approximately $287 thousand over the year. The sublease was not renewed for the year ended December 31, 2000.

   In addition, the Company entered into a lease with North Crescent Realty V, LLC, which is managed by and affiliated with PCG, for an aggregate monthly cost of approximately $400 thousand for the years ended December 31, 2000 and 1999. North Cresent Realty, LLC paid approximately $7.5 million during 1999 to improve the property to meet the Company's specifications and was reimbursed approximately $3.2 million of this amount by the Company. The Company engaged an independent real estate consultant to review the terms of the Company's occupancy of the building, which terms were found by the consultant to be consistent with market terms and conditions and the product of an arm's length negotiation. During 1999, the Company subleased part of the building to PCG for an aggregate monthly cost of approximately $53 thousand. From January 2000 through September 2000 and October 2000 through December 2000, PGC subleased 12,000 and 6,000 square feet of space, respectively. Total sublease payments for the year ended December 31, 2000 were approximately $429 thousand.

   PCG has fractional ownership interests in aircrafts used by the Company during 1999. The Company reimburses PCG for PCG's cost of maintaining these ownership interests such that PCG realizes no profit from the relationship. During 2000 and 1999, PCG billed the Company approximately $270 thousand and $2 million in aggregate under this arrangement, respectively.

   In March 2000, Global Crossing entered into a ten year lease of an aircraft that had previously been owned by WINCO Aviation, an affiliate of PCG. A commercial equipment financing company purchased the aircraft from WINCO Aviation and then leased the aircraft to Global Crossing on standard commercial terms. The purchase price of the aircraft was approximately $12.5 million, which is the amount WINCO Aviation paid for the aircraft, before transaction costs, when WINCO Aviation first acquired the aircraft in August 1999. As supported by two independent appraisals obtained by Global Crossing, the fair market value of the aircraft was in excess of the purchase price. Prior to the commencement of the lease in March 2000, Global Crossing paid WINCO Aviation approximately $628 thousand for private charter services for the use of this aircraft.

   In March 1997, the Company entered into an advisory services agreement ("ASA") with an affiliate of PCG. Under the ASA, PCG provided the Company with advice in respect of the development and maintenance of AC-1, development and implementation of marketing and pricing strategies and the preparation of business plans and budgets. As compensation for its advisory services, PCG received a 2% fee on the gross revenue of the Company over a 25 year term, subject to certain restrictions, with the first such payment to occur at the AC-1 RFS date. Advances on fees payable under the ASA were being paid to PCG at a rate of 1% on signed CPAs until the ASA was terminated, as described below. Fees paid under the ASA to PCG were shared amongst Union Labor Life Insurance Company, PCG, Canadian Imperial Bank of Commerce and certain directors and officers of the Company, all of whom are shareholders of GCL. Effective June 1998, GCL acquired the rights under the ASA on behalf of the Company for common stock and contributed such rights to

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
the Company as the ASA was terminated. This transaction was recorded in the consolidated financial statements as an increase in additional paid-in capital of $135 million and a charge against operations in the amount of $138 million. The $138 million is comprised of a $135 million settlement of the fees that would have been payable and the cancellation of $3 million owed to the Company under a related advance agreement. The $135 million amount was calculated by applying the 2% advisory services fee to projected future revenue and discounting the amount relating to AC-1 revenue by 12% and the amount relating to all other system's revenue by 15%. The result of this calculation was $156 million, which amount was subsequently reduced to $135 million. Both the discount rates and the ultimate valuation were determined as a result of a negotiation process including a non-management director of the Company and the various persons entitled to fees under the ASA. The Company obtained a fairness opinion from an independent financial advisor in connection with this transaction. In addition, the Company incurred approximately $2 million of advisory fees prior to termination of the contract, for a total expense of $140 million for the year ended December 31, 1998.

 Relationship with Brownstein Hyatt & Farber, P.C.

   Norman Brownstein, a director of the Company, is Chairman of the law firm of Brownstein Hyatt & Farber, P.C. During 1999, Global Crossing retained Mr. Brownstein and Brownstein Hyatt & Farber to perform legal and consulting services relating to governmental relations (including regulatory affairs), real estate matters, and mergers and related transactions. Global Crossing paid approximately $6.9 million for these services in 1999. During 2000, Global Crossing paid approximately $900 thousand to Brownstein Hyatt & Farber for legal and lobbying services. It is expected that Brownstein Hyatt & Farber will continue to provide such services to the Company throughout 2001, and the firm receives a monthly retainer of $50 thousand in that regard. In addition, in his capacity as a consultant, (i) on December 1, 1998, Mr. Brownstein was issued options to purchase 500,000 shares of Global Crossing common stock at an exercise price of $13.255, with 133,334 such options vesting immediately and the remainder vesting on each of the first three anniversaries of the date of grant and (ii) on August 6, 1999, Mr. Brownstein was issued options to purchase 250,000 shares of Global Crossing common stock at an exercise price of $33 per share, such options vesting ratably on each of the first three anniversaries of the date of grant.

 Certain Agreements with Asia Global Crossing

   GCL and AGC entered into an agreement that governs the relationship between the companies and their respective subsidiaries and affiliates, including provision of network services, coordination and use of bundled service offerings, marketing, pricing of service offerings and strategies, branding, rights with respect to intellectual property and other shared technology and operational, maintenance and administrative services. In addition, AGC sells network capacity to third-party customers directly and indirectly through GCL and its affiliates. AGC's revenues from such sales of capacity for the year ended December 31, 2000 were $100.9 million. In 2000, AGC purchased network capacity of approximately $25.2 million from the Company.

   The Company provides AGC with general corporate services, including accounting, legal, human resources, information systems services and other office functions. The related charges are allocated to AGC based on estimated usage of the common resources at agreed upon rates believed by management to be reasonable.

22. SEGMENT REPORTING

   The Company is a global provider of Internet and long distance telecommunications facilities and related services supplying its customers with global "point to point" connectivity and, through its Global Marine Systems subsidiary, providing cable installation and maintenance services. The Company's reportable segments

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
include telecommunications services and installation and maintenance services. The Company's chief decision maker monitors the revenue streams of the various products and geographic locations, operations are managed and financial performance is evaluated based on the delivery of multiple, integrated services to customers over a single network.

   The information below summarizes certain financial data of the Company by segment:

                                                           Year Ended
                                                          December 31,
                                                      -----------------------
                                                       2000     1999    1998
                                                      -------  -------  -----
                                                          (in millions)
Revenue:
  Commercial......................................... $ 1,421  $   258  $ --
  Consumer...........................................     169       48    --
  Carrier:
    Service revenue..................................   1,361      289    --
    Sales type lease revenue.........................     350      728    419
    Amortization of prior period IRUs................      28        7      5
                                                      -------  -------  -----
  Carrier............................................   1,739    1,024    424
                                                      -------  -------  -----
Telecommunications service revenue................... $ 3,329  $ 1,330  $ 424
                                                      -------  -------  -----
Telecommunications services Segment revenue--data
 products............................................   1,256      857    424
Telecommunications services Segment revenue--voice
 products............................................   2,073      473    --
                                                      -------  -------  -----
Telecommunications services revenue..................   3,329    1,330    424
  Installation and maintenance Segment revenue.......     460      161    --
                                                      -------  -------  -----
  Consolidated revenue............................... $ 3,789  $ 1,491  $ 424
                                                      =======  =======  =====
Selected Financial Information:
  Operating income (loss):
    Telecommunication services....................... $(1,400) $    (3) $ (20)
    Installation and maintenance.....................       4       (1)   --
                                                      -------  -------  -----
    Consolidated..................................... $(1,396) $    (4) $ (20)
                                                      =======  =======  =====
  Recurring adjusted EBITDA:
    Telecommunications services...................... $ 1,367  $   587  $ 364
    Installation and maintenance.....................     102       39    --
                                                      -------  -------  -----
    Consolidated..................................... $ 1,469  $   626  $ 364
                                                      =======  =======  =====
  Total assets:
    Telecommunication services....................... $24,900  $13,730
    Installation and maintenance.....................   1,316    1,519
    Other(/1/).......................................   3,969    3,968
                                                      -------  -------
    Consolidated..................................... $30,185  $19,217
                                                      =======  =======
  Cash paid for capital expenditures:
    Telecommunications services...................... $ 4,222  $ 1,791
    Installation and maintenance.....................      67      171
                                                      -------  -------
    Consolidated..................................... $ 4,289  $ 1,962
                                                      =======  =======

   Recurring Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Recurring Adjusted EBITDA, is calculated as operating income
(loss), plus depreciation and amortization, which includes non-cash cost of capacity sold, stock related expenses, the cash portion of the change in deferred revenue, merger-related expenses, and certain non-recurring items. This definition is consistent with financial covenants contained in the Company's major financial agreements. The Company's management uses Recurring Adjusted EBITDA to monitor compliance with its financial covenants and to measure the performance and liquidity of its reportable
--------
(1) Includes net assets of discontinued operations.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The Company's calculation of Recurring Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

   The calculation of Recurring Adjusted EBITDA is as follows:

                               Year Ended        Year Ended        Year Ended
                            December 31, 2000 December 31, 1999 December 31, 1998
                            ----------------- ----------------- -----------------
                                                (in millions)
   Operating loss..........      $(1,396)           $ (4)             $(20)
   Depreciation and
    amortization...........        1,381             451               141
   Stock related expense...           48              51                39
   Cash portion of the
    change in deferred
    revenue................        1,371             121                64
   Merger-related expenses
    and severance..........           37               7               --
   TSSL claims settlement
    and related fees.......           28             --                --
   Termination of Advisory
    Services Agreement.....          --              --                140
                                 -------            ----              ----
   Recurring Adjusted
    EBITDA.................      $ 1,469            $626              $364
                                 =======            ====              ====

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   Company information provided on geographic sales is based on the order location of the customer. Long-lived assets is based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

                                2000               1999            1998
                         ------------------ ------------------ ------------
                                 Long-Lived         Long-Lived
                         Revenue   Assets   Revenue   Assets   Revenue(/1/)
                         ------- ---------- ------- ---------- ------------
                                             (in millions)
North America
  United States......... $2,790   $ 3,601   $  820   $ 1,944       $195
  Other.................     31        45       64        27         65
                         ------   -------   ------   -------       ----
                          2,821     3,646      884     1,971        260
Europe
  The Netherlands.......     68       271       90        92         47
  Germany...............    118       307      146       204         37
  United Kingdom........    516       885      107       722         35
  Other.................     37       659      245       303         45
                         ------   -------   ------   -------       ----
                            739     2,122      588     1,321        164
                         ------   -------   ------   -------       ----
Asia
  Japan.................     39       307      --        --         --
  Singapore.............    169       --       --        --         --
  Other.................     17        22      --        --         --
                         ------   -------   ------   -------       ----
                            225       329
Latin America
  Brazil................    --        189      --        --         --
  Argentina.............    --        165      --        --         --
  St. Croix.............    --         81      --        --         --
  Panama................    --         84      --        --         --
  Other.................    --        154      --        --         --
                         ------   -------   ------   -------       ----
                            --        673      --        --         --
                         ------   -------   ------   -------       ----
International waters....    --      3,260      --      1,340        --
Other(/2/)..............      4    11,481       19     6,753        --
                         ------   -------   ------   -------       ----
Consolidated............ $3,789   $21,511   $1,491   $11,385       $424
                         ------   -------   ------   -------       ----

--------
(1) During 1998, there was one customer located in the United States that accounted for 16% of consolidated revenue, another customer located in Canada that accounted for 16% of consolidated revenue, and one customer located in the Netherlands that accounted for 11% of consolidated revenue. There were no individual customers in 2000 and 1999 that accounted for more than 10% of consolidated revenue.
(2) Long-lived assets include goodwill resulting from mergers and acquisitions.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

   The Company's unaudited quarterly results are as follows:

                                                  2000 Quarter Ended
                                       -----------------------------------------
                                       March 31 June 30 September 30 December 31
                                       -------- ------- ------------ -----------
                                         (in millions, except per share data)
Revenue..............................   $ 906    $ 899     $ 987        $ 997
Operating loss.......................    (164)    (290)     (362)        (580)
Loss from continuing operations......    (252)    (304)     (454)        (298)
Net loss.............................    (303)    (366)     (544)        (454)
Loss applicable to common
 shareholders........................    (348)    (516)     (602)        (514)
Loss from continuing operations
 applicable to common shareholders
 per common share, basic and diluted
 ....................................   (0.38)   (0.55)    (0.58)       (0.40)
Loss applicable to common
 shareholders per common share, basic
 and diluted.........................   (0.45)   (0.62)    (0.69)       (0.58)


                                                  1999 Quarter Ended
                                       -----------------------------------------
                                       March 31 June 30 September 30 December 31
                                       -------- ------- ------------ -----------
                                         (in millions, except per share data)
Revenue..............................   $ 178    $ 190      $255        $ 868
Operating income (loss)..............      41       40        13          (98)
Income (loss) from continuing
 operations..........................      12       10       136         (151)
Net (loss) income ...................      (2)      10       121         (240)
Income (loss) applicable to common
 shareholders........................     (15)      (4)      107         (266)
(Loss) income from continuing
 operations per common share, basic..   (0.00)   (0.01)     0.30        (0.23)
(Loss) income per common share,
 basic...............................   (0.04)   (0.01)     0.26        (0.34)
(Loss) income from continuing
 operations applicable to common
 shareholders per common share,
 diluted.............................   (0.00)   (0.01)     0.27        (0.23)
(Loss) income applicable to common
 shareholders per common share,
 diluted.............................   (0.04)   (0.01)     0.24        (0.34)

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

                           Column A    Column B   Column C   Column D    Column E
                         ------------ ---------- ---------- ---------- ------------
                                            Additions
                                      ---------------------
                          Balance at             Charged to             Balance at
                         December 31, Charged to   other               December 31,
Description                  1999      expenses   accounts  Deductions     2000
-----------              ------------ ---------- ---------- ---------- ------------
2000
  Reserve for
   uncollectible
   accounts.............     $ 84        $ 72       $  3       $(49)       $110
  Deferred tax valuation
   allowance............     $ 53        $167       $(13)      $--         $207
1999
  Reserve for
   uncollectible
   accounts.............     $  4        $ 36       $ 76       $(32)       $ 84
  Deferred tax valuation
   allowance............     $--         $ 15       $ 38       $--         $ 53
1998
  Reserve for
   uncollectible
   accounts.............     $--         $  4       $--        $--         $  4

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 28, 2001 by the undersigned, thereunto duly authorized.

                                          Global Crossing Ltd.

                                                     /s/ Dan J. Cohrs
                                          By: _________________________________
                                                       Dan J. Cohrs
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas J. Casey, Dan J. Cohrs and James
C. Gorton, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

                Signatures                                     Title
                ----------                                     -----

             /s/ Gary Winnick               Chairman of the Board and Director
___________________________________________
               Gary Winnick

           /s/ Lodwrick M. Cook             Co-Chairman of the Board and Director
___________________________________________
             Lodwrick M. Cook

            /s/ Thomas J. Casey             Vice Chairman of the Board, Chief Executive
___________________________________________  Officer and Director
              Thomas J. Casey

           /s/ Joseph P. Clayton            Director; President, Global Crossing North
___________________________________________  America
             Joseph P. Clayton

                Signatures                                     Title
                ----------                                     -----

             /s/ Dan J. Cohrs               Executive Vice President and Chief
___________________________________________  Financial Officer (principal financial
               Dan J. Cohrs                  officer and principal accounting officer)

            /s/ Mark Attanasio              Director
___________________________________________
              Mark Attanasio

           /s/ Norman Brownstein            Director
___________________________________________
             Norman Brownstein

        /s/ William E. Conway, Jr.          Director
___________________________________________
          William E. Conway, Jr.

             /s/ Eric Hippeau               Director
___________________________________________
               Eric Hippeau

          /s/ Geoffrey J.W. Kent            Director
___________________________________________
            Geoffrey J.W. Kent

             /s/ David L. Lee               Director
___________________________________________
               David L. Lee

                                            Director
___________________________________________
              John M. Scanlon