Form 10-Q
period 2001-03-31
GLOBAL CROSSING LTD
filed 2001-05-15
CIK 1061322

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of May 1, 2001: 908,501,166 shares, including 22,033,758 treasury shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                      For the quarter ended March 31, 2001

                                     INDEX

                                                                            Page
                                                                            ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets...........................    1

          Condensed Consolidated Statements of Operations.................    2

          Condensed Consolidated Statements of Cash Flows.................    3

          Condensed Consolidated Statements of Comprehensive Loss.........    4

          Notes to Condensed Consolidated Financial Statements............    5

 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of
           Operations.....................................................   12

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk......   18
 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings...............................................   20

 Item 2.  Changes in Securities and Use of Proceeds.......................   20

 Item 3.  Defaults Upon Senior Securities.................................   21

 Item 4.  Submission of Matters to a Vote of Security Holders.............   21

 Item 5.  Other Information...............................................   21

 Item 6.  Exhibits and Reports on Form 8-K................................   21

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (In millions, except share and per share information)

                                                        March 31,  December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (Unaudited)
ASSETS
Cash and cash equivalents.............................   $ 1,245     $ 1,477
Restricted cash and cash equivalents..................       139         146
Accounts receivable, net..............................       942         880
Other current assets and prepaid costs................       737         679
                                                         -------     -------
    Total current assets..............................     3,063       3,182
Property and equipment, net...........................    10,915      10,030
Goodwill and intangibles, net.........................    11,224      11,481
Other assets..........................................     2,361       1,523
Net assets of discontinued operations.................     2,464       3,969
                                                         -------     -------
    Total assets......................................   $30,027     $30,185
                                                         =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.................................   $ 1,000     $ 1,000
Accounts payable......................................       239         401
Accrued construction costs............................       744         811
Other current liabilities.............................     2,602       2,455
                                                         -------     -------
    Total current liabilities.........................     4,585       4,667
Long-term debt........................................     7,385       6,271
Deferred revenue......................................     2,243       1,700
Other deferred liabilities............................     1,410       1,740
                                                         -------     -------
    Total liabilities.................................    15,623      14,378
                                                         -------     -------
MINORITY INTEREST.....................................       918         949
                                                         -------     -------
MANDATORILY REDEEMABLE AND CUMULATIVE CONVERTIBLE
 PREFERRED STOCK......................................     3,159       3,158
                                                         -------     -------
SHAREHOLDERS' EQUITY:
  Common stock, 3,000,000,000 shares authorized, par
   value $0.01 per share, 907,727,383 and 906,339,273
   shares issued as of March 31, 2001, and December
   31, 2000, respectively.............................         9           9
  Treasury stock, 22,033,758 shares...................      (209)       (209)
  Additional paid-in capital and other shareholders'
   equity.............................................    13,009      13,766
  Accumulated deficit.................................    (2,482)     (1,866)
                                                         -------     -------
                                                          10,327      11,700
                                                         -------     -------
    Total liabilities and shareholders' equity........   $30,027     $30,185
                                                         =======     =======

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In millions, except share and per share information)
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                         2001         2000
                                                      -----------  -----------
REVENUES............................................. $     1,082  $       907
OPERATING EXPENSES:
  Cost of access and maintenance.....................         533          430
  Other operating expenses...........................         649          362
  Depreciation and amortization......................         413          279
                                                      -----------  -----------
                                                            1,595        1,071
                                                      -----------  -----------
OPERATING LOSS.......................................        (513)        (164)
OTHER INCOME (EXPENSE):
  Equity in loss of affiliates.......................         (11)          (6)
  Minority interest..................................          40          (16)
  Interest income....................................          27           15
  Interest expense, net..............................        (142)         (84)
  Other expense, net.................................          (9)          (4)
                                                      -----------  -----------
LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT FOR
 INCOME TAXES........................................        (608)        (259)
  Benefit from income taxes..........................          46            7
                                                      -----------  -----------
LOSS FROM CONTINUING OPERATIONS......................        (562)        (252)
  Discontinued operations, net of tax benefit
   (provision) of $17 and $(12), respectively........         (54)         (51)
                                                      -----------  -----------
NET LOSS.............................................        (616)        (303)
  Preferred stock dividends..........................         (59)         (45)
                                                      -----------  -----------
LOSS APPLICABLE TO COMMON SHAREHOLDERS............... $      (675) $      (348)
                                                      ===========  ===========
LOSS PER COMMON SHARE, BASIC AND DILUTED:
  Loss from continuing operations applicable to
   common shareholders............................... $     (0.70) $     (0.38)
                                                      -----------  -----------
  Loss from discontinued operations, net.............       (0.06)       (0.07)
                                                      -----------  -----------
  Loss applicable to common shareholders............. $     (0.76) $     (0.45)
                                                      ===========  ===========
  Shares used in computing basic and diluted loss per
   share............................................. 884,702,182  778,780,323
                                                      ===========  ===========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                               --------------
                                                                2001    2000
                                                               ------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................... $ (616) $ (303)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Loss from discontinued operations...........................      6      51
  Loss on sale of ILEC........................................    130     --
  Gain on sale of Global Center...............................    (82)    --
  Loss on sale of marketable securities.......................     10     --
  Equity in loss of affiliates................................     11       6
  Depreciation and amortization...............................    413     279
  Provision for doubtful accounts.............................     31      12
  Stock related expenses......................................      5      19
  Deferred income taxes.......................................      9      (8)
  Minority interest...........................................    (40)     16
  Other.......................................................    (18)      3
  Changes in operating assets and liabilities.................    162      93
                                                               ------  ------
Net cash provided by operating activities.....................     21     168
                                                               ------  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................... (1,262)   (761)
  Investment in and advances to/from affiliates, net..........    (18)    (65)
  Purchase of marketable securities, net of sales.............     (1)    (71)
  Change in restricted cash and cash equivalents..............      7      15
  Other.......................................................      1     (20)
                                                               ------  ------
Net cash used in investing activities......................... (1,273)   (902)
                                                               ------  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net.................      3      41
  Proceeds from long-term debt................................  2,155     301
  Repayment of long-term debt................................. (1,064)    (11)
  Preferred dividends.........................................    (45)    (23)
  Minority interest investment in subsidiary..................     10      53
  Other.......................................................     (8)    --
                                                               ------  ------
Net cash provided by financing activities.....................  1,051     361
                                                               ------  ------
Cash flows from discontinued operations.......................    (31)     (7)
                                                               ------  ------
Net decrease in cash and cash equivalents.....................   (232)   (380)
Cash and cash equivalents, beginning of period................  1,477   1,629
                                                               ------  ------
Cash and cash equivalents, end of period...................... $1,245  $1,249
                                                               ======  ======
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Investment in common stock received upon sale of
   GlobalCenter............................................... $1,918  $  --
                                                               ======  ======
  Non-cash costs incurred for purchases of property and
   equipment.................................................. $  --   $  136
                                                               ======  ======
  Preferred stock issued and invested in joint venture........ $  --   $  400
                                                               ======  ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...................................... $   68  $   35
                                                               ======  ======
  Cash paid for income taxes.................................. $   30  $   23
                                                               ======  ======

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In millions)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                            2001       2000
                                                         ----------  ---------
Net loss................................................ $     (616) $   (303)
Unrealized loss on securities, net of tax benefit of
 $331...................................................       (513)      --
Foreign currency translation adjustment.................       (191)      (22)
Loss on derivative instruments..........................         (4)      --
                                                         ----------  --------
Comprehensive loss...................................... $   (1,324) $   (325)
                                                         ==========  ========



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in millions, unless otherwise stated)

1. Background and Organization

   Global Crossing Ltd., a Bermuda Company ("GCL" and, together with its consolidated subsidiaries, the "Company") provides integrated telecommunications solutions over the world's most extensive global IP-based fiber-optic network, which will consist of approximately 100,000 route miles, reaching 27 countries and more than 200 major cities. The Company serves many of the world's largest corporations, providing a full range of managed data and voice products and services as well as integrated telecommunications solutions, including network outsourcing. The Company operates throughout the Americas, Europe, and the Asia/Pacific regions.

   Global Crossing's strategy is to be the premier provider of global broadband services to global enterprises. The Company has adopted this strategy to take advantage of its extensive Internet Protocol ("IP")-based fiber-optic network. The Global Crossing Network offers its customers an exceptional combination of global reach and bandwidth. Through its Global Marine Systems subsidiary, the Company also provides installation and maintenance services for subsea telecommunications systems.

   Global Crossing Ltd. serves as a holding company for its subsidiaries' operations.

2. Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, include the accounts of Global Crossing Ltd. and its consolidated subsidiaries. All material intercompany balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

   The accompanying unaudited condensed consolidated financial statements do not include all footnotes and certain financial presentations normally required under generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

3. Reclassifications

   Certain prior year amounts have been reclassified in the accompanying unaudited condensed consolidated financial statements for consistent presentation to current year amounts.

4. Mergers

   On June 14, 2000, the Company entered into a merger with IXnet, Inc. ("IXnet") and its parent company, IPC Communications, Inc. ("IPC"), which has been accounted for in the accompanying condensed consolidated financial statements under the purchase method of accounting for business combinations. The initial purchase price allocation for the IXnet and IPC mergers is preliminary. The Company will make final purchase price allocations based upon final values for certain assets and liabilities. As a result, the final purchase price allocation may differ from the estimate presented.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

             (Dollar amounts in millions, unless otherwise stated)


 Pro Forma Condensed Financial Information

   The following unaudited pro forma condensed consolidated financial information of the Company has been prepared to demonstrate how it might have looked if the IPC and IXnet mergers had been completed at the beginning of the periods presented.

   The pro forma information, while helpful in illustrating the financial characteristics of the Company under one set of assumptions, does not attempt to predict or suggest future results. The pro forma information also does not attempt to show how the Company, after effecting the transactions described above, would actually have performed had the transactions occurred prior to the commencement of these periods. If the transactions had actually occurred in prior periods, the financial performance of the Company and its constituent businesses would likely have been different. The pro forma financial information is not necessarily indicative of the future results that the Company will experience after the completion of these transactions.

                                                           (unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
   Revenues.......................................  $      1,082  $        994
                                                    ============  ============
   Loss from continuing operations................  $       (562) $       (424)
                                                    ============  ============
   Net loss.......................................  $       (616) $       (475)
                                                    ============  ============
   Loss from continuing operations applicable to
    common shareholders...........................  $       (621) $       (488)
                                                    ============  ============
   Loss applicable to common shareholders.........  $       (675) $       (539)
                                                    ============  ============
   Loss per common share, basic and diluted:
   Loss from continuing operations applicable to
    common shareholders...........................  $      (0.70) $      (0.58)
                                                    ============  ============
   Loss applicable to common shareholders.........  $      (0.76) $      (0.64)
                                                    ============  ============
   Shares used in computing basic and diluted loss
    per share.....................................   884,702,182   837,008,681
                                                    ============  ============

5. Discontinued Operations

   On January 10, 2001, the Company completed the sale of its complex web hosting services business, GlobalCenter, Inc., to Exodus Communications ("Exodus") for 108.2 million Exodus common shares. A gain of $82, net of tax of $44, was recorded upon the sale and has been reflected in the accompanying condensed consolidated financial statements. The value of the shares was $1,918 at the date of closing and $1,163 at March 31, 2001. The Company is monitoring the impairment of this security in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's beneficial ownership is less than 20% and the Company has no significant influence over Exodus. While it is not the Company's current intention to do so and contractual obligations to Exodus restrict its ability to do so, the Company may in the future dispose of some or all of its investment in Exodus in privately negotiated transactions, through a public offering upon exercise of its contractual registration rights, or otherwise, depending on market conditions and other factors. The Company's financial statements through the closing date of the sale reflect GlobalCenter as a discontinued operation.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

             (Dollar amounts in millions, unless otherwise stated)


   Subsequent to March 31, 2001, the Company and Citizens Communications Company ("Citizens") amended their existing Stock Purchase Agreement relating to the sale of Global Crossing's incumbent local exchange carrier ("ILEC") business, acquired as part of its acquisition of Frontier Corporation in September 1999. The amendment provided for, among other things, (i) an acceleration of the anticipated closing date for the transaction and (ii) and adjustment to the purchase price, which reflects a reduction in the amount of cash to be received by the Company at closing in connection with the transaction from $3,650 to $3,500, subject to adjustments concerning closing date liabilities and working capital balances, and a $100 credit, which will be applied against future services to be rendered to Citizens over a five year period. In addition during April 2001, the Federal Communications Commission and the New York Public Service Commission approved the sale of the ILEC business to Citizens. Assuming the receipt of all remaining regulatory approvals, the transaction is expected to be completed in June 2001. An estimated loss of $130, net of a tax benefit of $70, from the disposal of the ILEC has been reflected in the accompanying condensed consolidated financial statements.

   Net assets of discontinued operations, loss on discontinued operations, and loss on disposal of discontinued operations consist of the following:

                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
   Balance Sheet Data:
     Assets..............................................  $3,024      $4,609
     Liabilities.........................................    (560)       (640)
                                                           ------      ------
     Net Assets of discontinued operations...............  $2,464      $3,969
                                                           ======      ======

                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           2001       2000
                                                         ---------  ---------
   Income Statement Data:
     Revenue............................................ $     191  $     225
     Expenses...........................................       148        270
                                                         ---------  ---------
     Operating income...................................        43        (45)
     Interest income, net...............................       --           6
     Other expenses.....................................       (40)       --
     Provision for income taxes.........................        (9)       (12)
                                                         ---------  ---------
     Loss from discontinued operations..................        (6)       (51)
     Net loss on disposal of discontinued operations,
      net of tax benefit of $26.........................       (48)       --
                                                         ---------  ---------
     Total loss from discontinued operations............ $     (54) $     (51)
                                                         =========  =========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

             (Dollar amounts in millions, unless otherwise stated)


6. Debt

 Senior Notes

   On January 29, 2001, the Company completed an offering of $1,000 in aggregate principal amount of 8.70% Senior Notes due 2007. The net proceeds from the offering of approximately $998 were used to refinance existing indebtedness consisting of term loans and revolving loans under its corporate credit facility.

 Guarantee of Subsidiary Debt

   Global Crossing Holdings Ltd. ("GCHL") currently has outstanding three classes of public indebtedness. These securities include (i) $900 of 9 1/8% Senior Notes Due 2006, (ii) $800 of 9 5/8% Senior Notes Due 2008, and (iii) $1,100 of 9 1/2% Senior Notes due 2009. Each class of debt securities is fully and unconditionally guaranteed by the Company. In addition, GCL has no independent assets or operations; and subsidiaries of the Company other than GCHL are minor.

   The Company's agreements require the maintenance of certain financial ratios and compliance with other covenants. The Company is in substantial compliance with these covenants and expects to continue to be in compliance with its debt agreements in the future.

7. Net Loss Applicable to Common Shareholders

   Basic Earnings Per Share "EPS" is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities did not have an effect on the computation of diluted loss per share for the three months ended March 31, 2001 and 2000, since they were anti-dilutive.

8. New Accounting Pronouncement

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities". The standards require an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for the changes in fair value of a derivative depends on the use of the derivative. The cumulative effect of adopting these new accounting standards did not have a material effect on the Company's result of operations or its financial position for the periods presented in the financial statements included herein.

   The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including interest rate and foreign currency, which exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.

   The Company designates derivatives as either fair value hedges or cash flow hedges. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive loss ("OCL") and are

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

             (Dollar amounts in millions, unless otherwise stated)

recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. At March 31, 2001, the Company had only cash flow hedges.

 Foreign Currency Forward Contracts

   The Company is exposed to foreign currency exchange risk as a result of transactions entered into in currencies other than the functional currency of certain subsidiaries. The Company utilizes foreign currency forward purchase and sale contracts of up to two years in order to manage the volatility associated with foreign currency transactions. The primary foreign currency exposures include the Euro and British pound. The fair value of these instruments was not material at March 31, 2001.

 Interest Rate Swaps

   The Company utilizes interest rate swap agreements to minimize worldwide financing costs and to achieve a desired proportion of variable versus fixed-rate debt. The fair value of these instruments was not material at March 31, 2001.

   Derivative gains and losses included in OCL are reclassified into earnings at the time the forecasted transaction is recognized. The amounts recorded into earnings for the three months ended March 31, 2001 were not material. The Company also does not expect the net derivative losses included in comprehensive loss that will be reclassified into earnings within the next twelve months to be material.


9. Segment Information and Recurring Adjusted EBITDA

   The Company is a global provider of managed data and voice products and services and, through its Global Marine Systems subsidiary, provides cable installation and maintenance services. The Company's reportable segments include telecommunications services and installation and maintenance services. The Company's chief decision maker monitors the revenue streams of the various products and geographic locations. In addition, operations are managed and financial performance is evaluated based on the delivery of multiple integrated services to customers over a single network.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

             (Dollar amounts in millions, unless otherwise stated)


   The information below summarizes certain financial data of the Company by
Segment:

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
Revenue:
  Commercial............................................. $     422  $     300
  Consumer...............................................        40         45
  Carrier:
    Service revenue......................................       389        319
    Sales-type lease revenue.............................        18        167
    Amortization of prior period IRUs....................        18          3
                                                          ---------  ---------
  Total carrier..........................................       425        489
                                                          ---------  ---------
  Telecommunications services segment revenue............       887        834
  Installation and maintenance segment revenue(/1/)......       209         91
                                                          ---------  ---------
    Consolidated revenue(/1/)............................     1,082        907
    Cash portion of the change in deferred revenue.......       531        166
                                                          ---------  ---------
    Consolidated cash revenue............................ $   1,613  $   1,073
                                                          =========  =========
Selected Financial Information:
  Operating loss:
    Telecommunication services........................... $    (516) $    (163)
    Installation and maintenance.........................         3         (1)
                                                          ---------  ---------
    Consolidated......................................... $    (513) $    (164)
                                                          =========  =========
  Recurring adjusted EBITDA:
    Telecommunications services.......................... $     415  $     291
    Installation and maintenance.........................        26         21
                                                          ---------  ---------
    Consolidated......................................... $     441  $     312
                                                          =========  =========
  Cash paid for capital expenditures:
    Telecommunications services.......................... $   1,253  $     730
    Installation and maintenance.........................        16         31
                                                          ---------  ---------
    Consolidated......................................... $   1,269  $     761
                                                          =========  =========

                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
  Total assets:
    Telecommunication services...........................  $26,285    $24,900
    Installation and maintenance.........................    1,278      1,316
    Other(/2/)...........................................    2,464      3,969
                                                           -------    -------
    Consolidated.........................................  $30,027    $30,185
                                                           =======    =======

--------
(/1/)Installation and Maintenance revenue includes $14 and $18 in revenue related to services performed for the Telecommunications Services Segment for the three month periods ended March 31, 2001 and 2000, respectively. These revenues and the related intercompany profit are eliminated in consolidation.
(/2/)Includes net assets of discontinued operations.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

             (Dollar amounts in millions, unless otherwise stated)


   Recurring Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Recurring Adjusted EBITDA, is calculated as operating loss, plus depreciation and amortization, which includes non-cash cost of capacity sold, stock related expenses, the cash portion of the change in deferred revenue, merger-related expenses, and certain non-recurring items. This definition is consistent with financial covenants contained in the Company's major financial agreements. The Company's management uses Recurring Adjusted EBITDA to monitor compliance with its financial covenants and to measure the performance and liquidity of its reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The Company's calculation of Recurring Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. During the three months ended March 31, 2001, $375 in consideration, which is included in the $441 of Recurring Adjusted EBITDA below and in the $1,613 of cash revenue above, was received from significant Carrier customers who signed contracts during the quarter to purchase $500 of capacity on the Global Crossing Network, and to whom the Company made substantial capital commitments during the quarter (See "Liquidity and Capital Resources" on page 15). The calculation of Recurring Adjusted EBITDA is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
   Operating loss........................................ $    (513) $    (164)
   Depreciation and amortization.........................       413        279
   Stock related expense.................................         5         19
   Cash portion of the change in deferred revenue........       531        166
   Merger-related expenses...............................         5         12
                                                          ---------  ---------
   Recurring Adjusted EBITDA............................. $     441  $     312
                                                          =========  =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts presented are in millions, unless otherwise stated.

 Revenues

   Revenues are generated from our telecommunications services segment and installation and maintenance segment. Our telecommunications services segment is comprised of commercial, consumer and carrier businesses providing bandwidth, data, voice, audio/video conferencing and other telecommunications services. Our installation and maintenance segment is comprised of our subsidiary, Global Marine Systems, which operates a fleet of cable laying and maintenance vessels.

   Actual reported revenues for the three months ended March 31, 2001 and 2000 reflect the following changes by segment:

                                                 March 31, March 31, Increase/
                                                   2001      2000    (Decrease)
                                                 --------- --------- ---------
   Commercial..................................   $  422     $300      $ 122
   Consumer....................................       40       45         (5)
   Carrier:
     Service Revenue...........................      389      319         70
     Sales-Type Lease Revenue..................       18      167       (149)
     Amortization of prior period IRU's........       18        3         15
                                                  ------     ----      -----
       Total Carrier...........................      425      489        (64)
                                                  ------     ----      -----
   Telecommunications Services Segment
    Revenue....................................      887      834         53
   Installation and Maintenance Segment
    Revenue....................................      195       73        122
                                                  ------     ----      -----
       Total Revenues..........................   $1,082     $907      $ 175
                                                  ======     ====      =====

   Actual revenues for the three months ended March 31, 2001 increased $175 over the same period in 2000. The increase was due to growth in our existing service lines, as explained in the pro forma revenue section below, and due to the merger with IXnet and IPC in June 2000.

   The following table provides supplemental pro forma detail of Global
Crossing revenues for the three months ended March 31, 2001 and 2000.
Management believes that pro forma revenue provides a more meaningful comparability among periods presented since our historical consolidated results only reflect the operations of IXnet and IPC after the close of the merger on June 14, 2000. Pro forma revenue assumes the merger occurred at January 1, 2000. However, pro forma revenue is not necessarily indicative of the results that would have been achieved had such transactions actually occurred at January 1, 2000, nor are they necessarily indicative of our future results.

                                                 March 31, March 31, Increase/
                                                   2001      2000    (Decrease)
                                                 --------- --------- ---------
   Commercial..................................   $  422     $387      $  35
   Consumer....................................       40       45         (5)
   Carrier:
     Service Revenue...........................      389      319         70
     Sales-Type Lease Revenue..................       18      167       (149)
     Amortization of prior period IRU's........       18        3         15
                                                  ------     ----      -----
       Total Carrier...........................      425      489        (64)
                                                  ------     ----      -----
   Telecommunications Services Segment
    Revenue....................................      887      921        (34)
   Installation and Maintenance Segment
    Revenue....................................      195       73        122
                                                  ------     ----      -----
       Total Revenues..........................   $1,082     $994      $  88
                                                  ======     ====      =====

   Total revenues on a pro forma basis increased $88 for the three months ended March 31, 2000 compared to the same period in 2000.

   Pro forma commercial revenue increased $35 compared to the same period in 2000, primarily due to strong growth of our data services such as private line, frame relay, ATM, and IP, offset by a slight decline in commercial voice revenue. The growth in data services has been primarily driven by the expansion of our network which has resulted in an increase in the volume of data services provided compared to the same period in 2000.

   Pro forma carrier service revenue increased $70 compared to the same period in 2000, primarily due to growth of our carrier data services revenue as well as our carrier operations, administration, and maintenance ("OA&M") revenue. Our carrier data services primarily consist of private line, frame relay, ATM, and IP services and we provide OA&M services in connection with our capacity agreements. Growth in carrier service revenue is primarily due to the expansion of our network, which resulted in an increase in the volume of data services provided. In addition, an increase in the number of capacity agreements over the same period in 2000 has resulted in an increase in OA&M revenue.

   Pro forma sales-type lease revenue decreased $149 for the three months ended March 31, 2001 compared to the same period in 2000. On July 1, 1999, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN43") which limits the applicability of sales-type lease accounting and requires revenue from capacity sales to be recorded over the life of the contract where sales-type lease accounting is not permitted. As a result of this accounting change and industry practice , the volume of capacity agreements recognized as sales-type lease agreements has significantly decreased. Results for the three-month period ended March 31, 2000 reflect revenue from capacity agreements included in the Company's backlog at the time FIN 43 was adopted and additional sales under existing capacity agreements which were eligible for sales-type lease accounting.

   Installation and maintenance revenue increased $122 compared to the same period in 2000 primarily due to an increase in the number and size of installation contracts awarded to us. As a result, vessels have been redeployed from maintenance to installation projects to fulfill the increased contractual requirements. The Company's fleet operations have been expanded since March 2000 to meet the increased installation demand and increased size of global undersea network capacity which requires maintenance services.

 Operating Expenses

   Components of operating expenses for the three months ended March 31, 2001 and 2000 were as follows:

                                                  March 31, March 31, Increase /
                                                    2001      2000    (Decrease)
                                                  --------- --------- ----------
   Cost of access and maintenance................  $  533    $  430      $103
   Other operating expenses......................     649       362       287
   Depreciation and amortization.................     413       279       134
                                                   ------    ------      ----
     Total Operating Expenses....................  $1,595    $1,071      $524
                                                   ======    ======      ====

   Cost of access and maintenance increased $103 compared to the same period in 2000. The increase in cost of access is primarily due to the continued growth in domestic and international voice and data products in North America and Europe, the merger with IXnet in June of 2000, and the expansion of the network into Asia and Latin America. In addition, several of our systems became ready for service ("RFS") during or subsequent to March 2000, including Pacific Crossing-1 ("PC-1"); PAC, which connects the western United States with Central and South America, as well as the Caribbean; phases I and II of South American Crossing ("SAC"); and Mid-Atlantic Crossing ("MAC"). Once a cable is deemed RFS, the Company incurs ongoing maintenance charges for the cable as well as its associated landing stations. As a result, the Company experienced a full quarter of third party maintenance costs associated with these systems in the three months ended March 31, 2001 compared to the same period in 2000, when some of those mentioned systems were not yet RFS.

   Other operating expenses increased $287 compared to the same period in 2000 primarily due to the continued expansion of our network and business. Internal OA&M costs have increased over the prior period as new systems such as PC-1, SAC, and MAC have become operational. SG&A costs have increased due to increased headcount as well as an increase in marketing and other promotional expenses in order to support our expanded network and services.

   Depreciation and amortization increased $134 compared to the same period in 2000. This increase is the result of additional goodwill recorded during the year due to purchase accounting adjustments relating to the Company's 1999 mergers and acquisitions as well as adjustments to the purchase price allocations of those mergers and acquisitions based on final valuations completed in 2000. In addition, goodwill amortization increased due to the merger with IXnet and IPC in June of 2000, which resulted in preliminary goodwill of $3,381. Furthermore, as we continue to build out our network additional property and equipment has been placed in service which has resulted in an increase in depreciation.

   Other significant components of our Statement of Operations for the three months ended March 31, 2001, and 2000 include the following:

                                                  March 31, March 31, Increase /
                                                    2001      2000    (Decrease)
                                                  --------- --------- ----------
   Minority interest.............................   $  40     $(16)      $56
   Interest expense..............................   $(142)    $(84)      $58
   Benefit for income taxes......................   $  46     $  7       $39
   Loss from discontinued operations.............   $ (54)    $(51)      $(3)

   Minority interest represents the portion of net income or net loss applicable to third parties who are minority shareholders in consolidated affiliates of the Company. Minority interest of $40 for the three months ended March 31, 2001, represents the portion of net loss recorded by our less than wholly-owned consolidated affiliates such as Asia Global Crossing Ltd. ("AGC"), Pacific Crossing Ltd. ("PCL"), and AGC Taiwan which is applicable to minority shareholders of those entities. For the three month period ended March 31, 2000, our less than wholly-owned subsidiaries, PCL and AGC, recorded net income from operations, which resulted in minority interest of $(16).

   Interest expense, which includes amortization of finance costs and debt discount, increased $58 compared to the same period in 2000. Interest expense increased primarily due to additional borrowings against our corporate credit facility, as well as the issuance of $408 of senior notes by our subsidiary, AGC, in October 2000. The amendment of the credit facility as well as the issuance of the senior notes also increased the amount of deferred finance costs and debt discount, which has also increased the amount of interest expense for the three months ended March 31, 2001.

   For the three months ended March 31, 2001, the Company recorded an income tax benefit of $46 on a loss from continuing operations of $608 compared to an income tax benefit of $7 on a loss from continuing operations of $259 for the three months ended March 31, 2000. The change in the benefit for income tax in relation to the earnings for the respective years is caused by changes in the distribution of earnings to jurisdictions at various tax rates.

   Loss from discontinued operations includes the operating results of our ILEC and GlobalCenter business units for the periods presented. For the three months ended March 31, 2001, the Company recorded a loss of $5, net of tax of $9, related to our ILEC business segment, compared to income of $23, net of tax of $21, for the same period in 2000. Operating results of GlobalCenter included in loss from discontinued operations for the three months ended March 31, 2001 were insignificant compared to a loss of $74, net of a tax benefit of $9, for the same period in 2000. The change in operating results of GlobalCenter is primarily due to the disposition of GlobalCenter on January 10, 2001. Also included in loss from discontinued operations is a gain of $82, net of tax of $44, recorded upon the sale of GlobalCenter. We have also recorded an estimated loss upon the disposition of the ILEC of $130, net of tax benefit of $70. The sale of the ILEC is expected to close in June of 2001.

Liquidity and Capital Resources

   We estimate the total remaining cost of developing and deploying the announced systems on the Global Crossing network to be approximately $1.3 billion, excluding costs of potential future upgrades. We estimate total capital expenditures for the remainder of 2001 to be approximately $3.6 billion to $3.8 billion. In order to fund our capital expenditure requirements, we anticipate that we will have the following liquid resources available for the remainder of 2001:

  . At March 31, 2001, we had available cash and cash equivalents as well as restricted cash and cash equivalents of $1,384 and unused capacity on our senior secured revolving credit facility of approximately $380. As a result, we entered the second quarter with approximately $1,764 in liquid resources.

  . On July 11, 2000, we entered into an agreement to sell our ILEC business segment for $3,650. In April 2001, this transaction was amended to provide for, among other things, an adjustment to the purchase price, which reflects a reduction in the amount of cash to be received by the Company at closing in connection with the transaction from $3,650 to $3,500, subject to adjustments concerning closing date liabilities and working capital balances, and a $100 credit, which will be applied against future services to be rendered to Citizens over a five-year period. Net proceeds from the sale are expected to be approximately $1,600 after repayment of our $1,000 in short-term borrowings and income taxes relating to the sale. We expect the sale to close in June 2001.

Based on the above, we expect we will have sufficient resources to fund our operations during 2001. These projections assume we do not dispose of any of our strategic investments, certain of which are subject to significant transfer restrictions.

   On January 10, 2001, the Company completed the sale of GlobalCenter to Exodus Communications. Under the terms of the agreement, Global Crossing received 108.2 million Exodus common shares, valued at $1,918 at the date of the closing and $1,163 at March 31, 2001. The Company is monitoring the potential impairment of this security in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and accordingly, the unrealized loss in the securities is reflected within the accompanying March 31, 2001 Statement of Comprehensive Loss.

   On January 29, 2001, Global Crossing Holdings Ltd. issued $1,000 of Senior Notes Due August 2007 through a private placement offering. The proceeds have been used to repay some of our senior indebtedness, consisting of loans under our senior credit facility.

   We have extended limited amounts of financing to customers in connection with certain capacity sales. The financing terms provide for installment payments of up to four years. We monitor the amounts outstanding from these agreements on a regular basis and record an allowance when warranted, which amount is not significant at March 31, 2001.

   Cash provided by operating activities was $21 and $168 for the three months ended March 31, 2001 and 2000, respectively, a decrease of $147. We experienced an increase in cash received from capacity agreements for the three months ended March 31, 2001 compared to the same period in the prior year. However, this increase was more than offset by an increase in interest expense as well as other operating expenses. These increases were primarily driven by our growth compared to the same period in the prior year. In addition our merger with IXnet and IPC on June 14, 2000, resulted in additional cash requirements in the three months ended March 31, 2001.

   Cash used in investing activities was $1,273 and $902 for the three months ended March 31, 2001 and 2000, respectively, and increase of $371. The increase is primarily due to the continued expansion of our network resulting in an increase in cash paid for purchases of property and equipment of $501 offset by a decrease is cash used in investment in and advances to/from affiliates, net, as well as purchases in marketable securities, net of sales. Other changes in cash used in investing activities are insignificant.

   During the quarter ended March 31, 2001, the Company entered into a multi-year agreement to provide a Carrier customer with $150 of fiber optic undersea capacity, to be provided over the existing MAC system, as well as over acquired or constructed new capacity, connecting key Caribbean markets to Miami. If constructed, the new system would have more capacity than required for the customer's contract.

   During the quarter, the Company also entered into several agreements with various Carrier customers for the purchase of capacity and co-location space. These transactions were implemented in order to acquire cost-effective local network expansions; to provide for cost-effective alternatives to new construction in certain markets in which the Company anticipates shortages of capacity; and to provide additional levels of physical diversity in the network as the Company implements its global mesh architecture. These new capital commitments total an estimated $625, including the cost of the possible construction of the Caribbean system previously mentioned.

   Notwithstanding the capital commitments described above, the Company expects its capital expenditures to amount to approximately $10 billion in aggregate for 2000-2001. Cash paid for capital expenditures for continuing operations during 2001 (including spending by Asia Global Crossing) is expected to remain at approximately $4.9 to $5.1 billion, an amount that includes approximately $1 billion of previously announced capital spending from the 2000 capital program for which payments will be made in 2001.

   Cash provided by financing activities was $1,051 and $361 for the three months ended March 31, 2001 and 2000, respectively, an increase of $690. The increase is primarily due to an increase in borrowings against long-term debt offset by an increase in repayments of long-term debt. On January 23, 2001, the Company completed an offering of $1,000 in aggregate principal amount of 8.70% Senior Notes due 2007. In addition, the Company borrowed an additional $1,155 against existing credit facilities during the three months ended March 31, 2001. The borrowings resulted in cash provided by proceeds from long-term debt of $2,155 for the three months ended March 31, 2001, and represents an increase of $1,854 over the same period in the prior year. Repayment of long-term debt increased $1,053 compared to the same period in the prior year. The proceeds from the January 29, 2001 offering were used to repay some of our senior indebtedness and the additional $64 million of repayments were made in the normal course of business based on our debt agreements. Other changes in cash provided by financing activities are insignificant.

We have a substantial amount of indebtedness. Based upon the projected level of operations, our management believes that our cash flows from operations, together with available borrowings under our credit facility, and our continued ability to raise capital, will be adequate to meet our anticipated requirements for working capital, capital expenditures, acquisitions and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future. There can be no assurance, however, that our business facility, and our continued ability to raise capital, will be adequate to meet our anticipated requirements for working capital, capital expenditures, acquisitions and other discretionary investments, interest payments and scheduled principal payments for the foreseeable future. In addition, there can be no assurance that our business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow and raise capital to service our debt, we may be required to reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing.

Euro Conversion

   On January 1, 1999, a single currency called the Euro was introduced in Europe. Eleven of the fifteen member countries of the European Union agreed to adopt the Euro as their common legal currency on that date. Fixed conversion rates between these countries' existing currencies (legacy currencies) and the Euro were established as of that date. The legacy currencies are scheduled to remain legal tender in these participating countries between January 1, 1999 and January 1, 2002 (no later than July 1, 2002). During this transition period, parties may settle transactions using either the Euro or a participating country's legacy currency.

   As most of our revenue and expenditures are denominated in United States dollars, management does not believe that the Euro conversion will have a material adverse impact on our business or financial condition.

Inflation

   We do not believe that our business is impacted by inflation to a significantly different extent than the general economy.

Information Regarding Forward-Looking Statements

   The Company has included "forward-looking statements" throughout this Quarterly Report on Form 10-Q. These forward-looking statements describe management's intentions, beliefs, expectations or predictions for the future. The Company uses the words "believe," "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include:

  . the ability to complete systems within the currently estimated time frames and budgets;

  . the ability to compete effectively in a rapidly evolving and price competitive marketplace;

  .  changes in business strategy;

  . reductions in demand for our products and services due to competition or changes in industry conditions;

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

                                                                                    Fair
                                                                                    Value
                                                                                   -------
     Expected maturity dates      2001   2002 2003 2004   2005  Thereafter Total   3/31/01
     -----------------------      -----  ---- ---- -----  ----  ---------- ------  -------
                                                       (in millions)
8.70% Senior Notes due 2007.....    --   --   --     --   --      $1,000   $1,000  $  923
 Average interest rates--fixed..                                     8.7%
9 1/2% Senior Notes due 2009....    --   --   --     --   --       1,100    1,100   1,033
 Average interest rates--fixed..                                     9.5%
9 1/8% Senior Notes due 2006....    --   --   --     --   --         900      900     837
 Average interest rates--fixed..                                     9.1%
9 5/8% Senior Notes due 2008....    --   --   --     --   --         800      800     754
 Average interest rates--fixed..                                     9.6%
Asia Global Crossing 13 3/8%
 Senior Notes
 Due 2010.......................    --   --   --     --   --         408      408     403
 Average interest rates--fixed..                                    13.4%
Senior Secured Credit Facility--
 Revolving......................    --   --   --   1,320  --         --     1,320   1,320
 Average interest rates--
  variable......................                                               (a)
Senior Secured Credit Facility--
 Term Loan B....................      2    4    4      4  269        267      550     550
 Average interest rates--
  variable......................                                               (b)
ILEC Bridge Loan................  1,000  --   --     --   --         --     1,000   1,000
 Average interest rates--
  variable......................                                               (c)
Medium-Term Notes, 8.8%-9.3%,
 due 2001 to 2021...............     52  --   --      20  --         100      172     156
 Average interest rates--fixed..    8.8%             9.3%            9.0%
7 1/4% Senior Notes due 2004....    --   --   --     300  --         --       300     280
 Average interest rates--fixed..                     7.3%
6% Dealer Remarketed Securities
 ("Drs")
 Due 2013.......................    --   --   --     --   --         200      200     200
 Average interest rates--
  variable......................                                               (d)
Pacific Crossing Term Loan A....     40   85  100    113  114        --       452     452
 Average interest rates--
  variable......................                                               (e)
Pacific Crossing Term Loan B....      3    3    3      3    3        293      308     308
 Average interest rates--
  variable......................                                               (f)
Other...........................      4  --   --       4  --         --         8       8
 Average interest rates--
  variable......................                                               (g)
DERIVATIVE INSTRUMENTS
Interest rate swap fixed for
 floating--
 Contract notional amount.......    --   --   --     --   500        --    $  500      (2)
 Fixed rate paid by GCL.........                          5.0%
 Floating rate paid by
  counterparty..................                           (h)

--------
(a) The interest rate is US dollar LIBOR + 2.25% or the Prime Rate + 1.25%. The effective interest rate was 8.1% as of March 31, 2001.
(b) The interest rate is US dollar LIBOR + 2.75% or the Prime Rate + 1.75%. The effective interest rate was 8.0% as of March 31, 2001.
(c) The cost of funds, including certain ongoing bank fees, is roughly 0.97% over the 1 month commercial paper rate. As of March 31, 2001, the financing cost of the ILEC Bridge Loan was 6.0%.
(d) The interest rate is fixed at 6.0% until October 2003. At that time, the remarketing dealer (J.P. Morgan) has the option to remarket the notes at prevailing interest rates or tender the notes for redemption.
(e) The interest rate is 1 month US dollar LIBOR + 2.00%, which was 7.0% as of March 31, 2001.
(f) The interest rate is 1 month US dollar LIBOR + 2.25%, which was 7.3% as of March 31, 2001.
(g) Various fixed and floating-rate obligations with effective interest rates from 0% to 9.0%.
(h) The interest rate is 1 month US dollar LIBOR, which was 5.0% as of March 31, 2001.

 Foreign Currency Risk

   For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations. None of our translation adjustments were material as of and for the three months ended March 31, 2001 and 2000.

   For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. As of March 31, 2001 and 2000, we incurred foreign currency translation losses of $191 and $22, respectively.

   We use foreign currency forward transactions to hedge exposure to foreign currency exchange rate fluctuations. The Euro and British pound are the principal currencies hedged by us. Changes in the value of forward foreign exchange contracts, which are designated as hedges of foreign currency denominated assets and liabilities, are classified in the same manner as changes in the underlying assets and liabilities.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   On July 16, 1999, Frontier Communications Corporation ("Frontier") was served with a summons and complaint in a lawsuit commenced in New York State Supreme Court, New York County, by a Frontier shareholder alleging that Frontier and its board breached their fiduciary duties by failing to obtain the highest possible acquisition price for Frontier in the definitive merger agreement with the Company. The action has been framed as a purported class action and seeks compensatory damages and injunctive relief. The claims against Frontier were asserted in the same action as similar but separate claims against US West, Inc. However, the claims against Frontier have been severed from the US West claims. In February 2000, the court granted the Company's motion to transfer the action to Monroe County. On February 11, 2001, the Company moved to dismiss all claims against it. Oral argument on this motion was heard on May 4, 2001. We believe the asserted claims are without merit and are defending ourselves vigorously.

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

   In addition, on May 22, 2000, our subsidiary, Atlantic Crossing Ltd., together with certain of its affiliates, filed arbitration claims against Tyco for breaches of its obligations in connection with various contracts for the development of the Atlantic Crossing-1 fiber-optic cable system. We seek unspecified monetary damages, a declaration that certain of our obligations under the various contracts relating to Atlantic Crossing-1 are terminated and a return of misappropriated intellectual property. On June 22, 2000, Tyco responded to such claims, denying the material allegations. Tyco additionally asserted counterclaims that we and our subsidiaries breached their various obligations under the various contracts relating to Atlantic Crossing-1. Tyco seeks, among other things, the denial of all relief sought by us and awards aggregating not less than $185 million and unspecified damages for breach of the agreements. In a settlement agreement dated as of August 30, 2000, Atlantic Crossing entered into an agreement with Tyco for the early termination of one of the contracts relating to Atlantic Crossing-1, the Operations, Administration and Maintenance ("OA&M") Agreement, in return for the payment of $19 million to Tyco. In addition, Atlantic Crossing and Tyco have agreed to drop their respective claims under the OA&M Agreement in the arbitration. The other claims asserted in arbitration remain pending. The hearing of this matter commenced on December 18, 2000 and is ongoing.

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

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

    Not applicable.

   (b) Reports on Form 8-K.

   During the quarter ended March 31, 2001, Global Crossing Ltd. filed the following Current Report on Form 8-K:

  1. Current Report on Form 8-K dated January 10, 2001 (date of earliest event reported), filed on January 25, 2001, for the purpose of reporting, under items 2 and 7, the completed sale of the Company's GlobalCenter web hosting business to Exodus Communications, Inc. and providing certain pro forma financial and press release information related thereto.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GLOBAL CROSSING LTD.,
                                                 a Bermuda Corporation

Dated: May 15, 2001


                                                            /s/ Dan J. Cohrs
                                                 By: _______________________________________
                                                                Dan J. Cohrs
                                                     Executive Vice President and Chief
                                                 Financial Officer (Principal Financial and
                                                             Accounting Officer)