Form 10-Q
period 2001-06-30
GLOBAL CROSSING LTD
filed 2001-08-14
CIK 1061322

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

    For the quarterly period ended June 30, 2001

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of August 1, 2001: 909,357,264 shares, including 22,033,758 treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                      For the Quarter Ended June 30, 2001

                                     INDEX

                                                                           Page
                                                                           ----
                      PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets..........................     1

         Condensed Consolidated Statements of Operations................     2

         Condensed Consolidated Statements of Cash Flows................     3

         Condensed Consolidated Statements of Comprehensive Loss........     5

         Notes to Condensed Consolidated Financial Statements...........     6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    13

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.....    23

                        PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    25

 Item 2. Changes in Securities and Use of Proceeds......................    26

 Item 3. Defaults Upon Senior Securities................................    26

 Item 4. Submission of Matters to a Vote of Security Holders............    27

 Item 5. Other Information..............................................    27

 Item 6. Exhibits and Reports on Form 8-K...............................    27

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (In millions, except share and per share information)

                                                        June 30,   December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (Unaudited)
                       ASSETS:
                       -------

Cash and cash equivalents.............................   $ 1,923     $ 1,477
Restricted cash and cash equivalents..................       167         146
Accounts receivable, net..............................       758         880
Other assets and prepaid costs........................       661         679
                                                         -------     -------
    Total current assets..............................     3,509       3,182
Property and equipment, net...........................    11,823      10,030
Goodwill and intangibles, net.........................    10,085      10,481
Other assets..........................................     1,372       1,523
Net assets of discontinued operations.................       --        4,969
                                                         -------     -------
    Total assets......................................   $26,789     $30,185
                                                         =======     =======

        LIABILITIES AND SHAREHOLDERS' EQUITY:
        -------------------------------------

Short-term borrowings.................................   $    61     $ 1,000
Accounts payable......................................       344         401
Accrued construction costs............................       942         811
Other current liabilities.............................     2,425       2,455
                                                         -------     -------
    Total current liabilities.........................     3,772       4,667
Long-term debt........................................     6,048       6,271
Deferred revenue......................................     2,694       1,700
Other deferred liabilities............................     1,427       1,740
                                                         -------     -------
    Total liabilities.................................    13,941      14,378
                                                         -------     -------
MINORITY INTEREST.....................................       874         949
                                                         -------     -------
MANDATORILY REDEEMABLE AND CUMULATIVE CONVERTIBLE
 PREFERRED STOCK......................................     3,159       3,158
                                                         -------     -------
SHAREHOLDERS' EQUITY:
  Common stock, 3,000,000,000 shares authorized, par
   value $0.01 per share, 908,681,193 and 906,339,273
   shares issued as of June 30, 2001, and December 31,
   2000, respectively.................................         9           9
  Treasury stock, 22,033,758 shares...................      (209)       (209)
  Additional paid-in capital and other shareholders'
   equity.............................................    12,127      13,766
  Accumulated deficit.................................    (3,112)     (1,866)
                                                         -------     -------
                                                           8,815      11,700
                                                         -------     -------
    Total liabilities and shareholders' equity........   $26,789     $30,185
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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In millions, except share and per share information)
                                  (Unaudited)

                             Three Months Ended             Six Months Ended
                                  June 30,                      June 30,
                         ----------------------------  ----------------------------
                             2001           2000           2001           2000
                         -------------  -------------  -------------  -------------
REVENUES................      $  1,069         $  898        $ 2,151        $ 1,805
OPERATING EXPENSES:
  Cost of access and
   maintenance..........           545            413          1,064            829
  Other operating
   expenses.............           613            456          1,276            832
  Depreciation and
   amortization.........           450            318            863            597
                         -------------  -------------  -------------  -------------
                                 1,608          1,187          3,203          2,258
                         -------------  -------------  -------------  -------------
OPERATING LOSS..........          (539)          (289)        (1,052)          (453)
OTHER INCOME (EXPENSE):
  Equity in loss of
   affiliates...........            (8)           (14)           (19)           (20)
  Minority interest.....            39              3             79            (13)
  Interest income.......            16             33             43             48
  Interest expense......          (140)           (94)          (282)          (178)
  Other expense, net....            (4)            (8)           (13)           (12)
                         -------------  -------------  -------------  -------------
LOSS FROM CONTINUING
 OPERATIONS BEFORE
 BENEFIT FOR INCOME
 TAXES..................          (636)          (369)        (1,244)          (628)
  Benefit for income
   taxes................            77             65            123             72
                         -------------  -------------  -------------  -------------
LOSS FROM CONTINUING
 OPERATIONS.............          (559)          (304)        (1,121)          (556)
  Discontinued
   operations, net of
   tax..................           (71)           (61)          (125)          (112)
                         -------------  -------------  -------------  -------------
NET LOSS................          (630)          (365)        (1,246)          (668)
  Preferred stock
   dividends............           (59)           (59)          (118)          (104)
  Charge for conversion
   of preferred stock...           --             (92)           --             (92)
                         -------------  -------------  -------------  -------------
LOSS APPLICABLE TO
 COMMON SHAREHOLDERS....       $  (689)        $ (516)       $(1,364)       $  (864)
                         =============  =============  =============  =============
LOSS PER COMMON SHARE,
 BASIC AND DILUTED:
  Loss from continuing
   operations applicable
   to common
   shareholders.........      $  (0.70)       $ (0.55)      $  (1.40)       $ (0.93)
                         =============  =============  =============  =============
  Loss from discontinued
   operations, net of
   tax..................      $  (0.08)       $ (0.07)      $  (0.14)       $ (0.14)
                         =============  =============  =============  =============
  Loss applicable to
   common shareholders..      $  (0.78)       $ (0.62)      $  (1.54)       $ (1.07)
                         =============  =============  =============  =============
  Shares used in
   computing basic and
   diluted loss per
   share................   886,109,573    830,903,109    885,409,765    804,779,705
                         =============  =============  =============  =============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                 Six Months
                                                               Ended June 30,
                                                               ---------------
                                                                2001     2000
                                                               -------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................... $(1,246) $ (668)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Loss from discontinued operations.........................      (1)    112
    Loss on sale of ILEC......................................     208     --
    Gain on sale of GlobalCenter..............................     (82)    --
    Loss on sale of marketable securities, net................      14     --
    Equity in loss of affiliates..............................      19      19
    Depreciation and amortization.............................     863     597
    Provision for doubtful accounts...........................      64      36
    Stock related expenses....................................       9      27
    Deferred income taxes.....................................     112       4
    Minority interest.........................................     (79)     13
    Other.....................................................     (17)    --
    Changes in operating assets and liabilities...............     813     190
                                                               -------  ------
      Net cash provided by operating activities...............     677     330
                                                               -------  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.........................  (2,286) (1,575)
  Proceeds from sale of ILEC..................................   3,369     --
  Investments in and advances to/from affiliates, net.........     (37)   (112)
  Cash acquired in acquisitions...............................     --       10
  Change in restricted cash and cash equivalents..............     (22)     79
  Sales (purchases) of marketable equity securities, net......      63    (144)
  Other.......................................................     --      (20)
                                                               -------  ------
      Net cash provided by (used in) investing activities.....   1,087  (1,762)
                                                               -------  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net.................       6     747
  Proceeds from issuance of preferred stock, net..............     --    1,112
  Proceeds from long-term debt................................   2,385     444
  Proceeds from short-term borrowings.........................      61     --
  Repayment of long-term debt.................................  (2,643)   (100)
  Repayment of short-term borrowings..........................  (1,000)    --
  Preferred dividends.........................................    (117)    (77)
  Minority interest investment in subsidiary..................      10      60
  Other.......................................................     (20)    --
                                                               -------  ------
      Net cash (used in) provided by financing activities.....  (1,318)  2,186
                                                               -------  ------
CASH FLOWS FROM DISCONTINUED OPERATIONS.......................     --      (88)
                                                               -------  ------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................     446     666
CASH AND CASH EQUIVALENTS, beginning of period................   1,477   1,629
                                                               -------  ------
CASH AND CASH EQUIVALENTS, end of period...................... $ 1,923  $2,295
                                                               =======  ======

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                Six Months
                                                                   Ended
                                                                 June 30,
                                                               --------------
                                                                2001    2000
                                                               ------  ------
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
Non-cash costs incurred for purchases of property and
 equipment.................................................... $  175  $  432
                                                               ======  ======
Acquisitions:
  Assets acquired............................................. $  --   $3,694
  Liabilities assumed and fair market value of stock options
   issued.....................................................    --     (796)
                                                               ------  ------
                                                               $  --   $2,898
                                                               ======  ======
Shares acquired upon sale of GlobalCenter..................... $1,918  $  --
                                                               ======  ======
Investments in affiliates:
  Effects of PCL Consolidation................................ $  --   $ (263)
                                                               ======  ======
  Preferred stock issued for investment in joint venture...... $  --   $  400
                                                               ======  ======
Preferred Stock:
  Common stock issued for preferred dividends................. $  --   $    5
                                                               ======  ======
  Conversion of preferred stock into common stock............. $  --   $  442
                                                               ======  ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid and capitalized................................. $  323  $  268
                                                               ======  ======
Interest paid (net of capitalized interest)................... $  239  $  169
                                                               ======  ======
Income taxes (received) paid, net............................. $  (84) $   34
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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In millions)
                                  (Unaudited)

                                                Three Months     Six Months
                                                    Ended           Ended
                                                  June 30,        June 30,
                                                --------------  --------------
                                                 2001    2000    2001    2000
                                                -------  -----  -------  -----
Net loss......................................  $  (630) $(365) $(1,246) $(668)
Unrealized (loss) gain on securities, net of
 tax..........................................     (806)   354   (1,319)   354
Unrealized loss on derivative instruments, net
 of tax.......................................      (11)   --       (15)   --
Foreign currency translation adjustment.......      (14)   (70)    (205)   (92)
                                                -------  -----  -------  -----
Comprehensive loss............................  $(1,461) $ (81) $(2,785) $(406)
                                                =======  =====  =======  =====



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in millions unless otherwise stated)

1. Background and Organization

   Global Crossing Ltd., a Bermuda Company ("GCL" and, together with its consolidated subsidiaries, the "Company") provides telecommunications solutions over the world's first integrated global Internet Protocol ("IP") based network, which reaches 27 countries and more than 200 major cities around the globe. The Company serves many of the world's largest corporations and organizations, providing a full range of managed data and voice products and services as well as integrated telecommunications solutions, including network outsourcing. The Company operates throughout the Americas and Europe, and provides services in Asia through its subsidiary, Asia Global Crossing (NYSE:
AX).

   Global Crossing's strategy is to be the premier provider of global broadband services to global enterprises. The Company has adopted this strategy to take advantage of its extensive IP-based fiber-optic network. The Global Crossing Network offers its customers an exceptional combination of global reach and bandwidth. Through its Global Marine Systems subsidiary, the Company also provides installation and maintenance services for subsea telecommunications systems.

   Global Crossing Ltd. serves as a holding company for its subsidiaries' operations.

2. Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, include the accounts of Global Crossing Ltd. and its consolidated subsidiaries. All material inter-company balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

4. Recently Issued Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142, which will be adopted by the Company on January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for impairment. Any write-down of goodwill would be charged to results of operations in the period in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS 142 will reduce the amortization of existing goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in periodic write-downs subsequent to the date of adoption.

5. Merger

   The Company entered into a merger with IXnet, Inc. ("IXnet") and its parent company, IPC Communications, Inc. ("IPC") during 2000, which has been accounted for in the accompanying consolidated financial statements under the purchase method of accounting for business combinations. The purchase price and net liabilities assumed of $3,395 have been allocated to goodwill and other intangible assets and are being amortized on the straight-line method over 10 years.

 Pro Forma Condensed Financial Information

   The following unaudited pro forma condensed consolidated financial information of the Company has been prepared to demonstrate how results of operations might have looked if the IPC and IXnet mergers had been completed at the beginning of the periods presented.

   The pro forma information does not attempt to show how the Company, after effecting the transactions described above, would actually have performed had the transactions occurred prior to the commencement of these periods. If the transactions had actually occurred in prior periods, the financial performance of the Company and its constituent businesses would likely have been different. The pro forma financial information is not necessarily indicative of the future results that the Company will experience after the completion of these transactions.

                             Three Months Ended         Six Months Ended
                                  June 30,                  June 30,
                           ------------------------  ------------------------
                              2001         2000         2001         2000
                           -----------  -----------  -----------  -----------
Revenues.................. $     1,069  $       979  $     2,151  $     1,973
                           ===========  ===========  ===========  ===========
Loss from continuing
 operations............... $      (559) $      (430) $    (1,121) $      (854)
                           ===========  ===========  ===========  ===========
Loss from continuing
 operations applicable to
 common shareholders...... $      (618) $      (581) $    (1,239) $    (1,069)
                           ===========  ===========  ===========  ===========
Net loss.................. $      (630) $      (491) $    (1,246) $      (966)
                           ===========  ===========  ===========  ===========
Loss applicable to common
 shareholders............. $      (689) $      (642) $    (1,364) $    (1,181)
                           ===========  ===========  ===========  ===========
Loss per common share,
 basic and diluted:
Loss from continuing
 operations applicable to
 common shareholders...... $     (0.70) $     (0.67) $     (1.40) $     (1.25)
                           ===========  ===========  ===========  ===========
Loss applicable to common
 shareholders............. $     (0.78) $     (0.74) $     (1.54) $     (1.38)
                           ===========  ===========  ===========  ===========
Shares used in computing
 basic and diluted loss
 per share................ 886,109,573  873,134,665  885,409,765  855,009,032
                           ===========  ===========  ===========  ===========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

6. Discontinued Operations

   On January 10, 2001, the Company completed the sale of its complex web hosting services business, GlobalCenter, Inc., to Exodus Communications ("Exodus") for 108.2 million Exodus common shares. A gain of $82, net of tax of $44, was recorded upon the sale and has been reflected in the accompanying condensed consolidated financial statements. The value of the shares was $1,918 at the date of closing and $223 at June 30, 2001. The Company is monitoring the value of this investment in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's beneficial ownership is less than 20% and the Company has no significant influence over Exodus. While it is not the Company's current intention to do so and contractual obligations to Exodus restrict its ability to do so, the Company may in the future dispose of some or all of its investment in Exodus in privately negotiated transactions, through a public offering upon exercise of its contractual registration rights, or otherwise, depending on market conditions and other factors. The Company's financial statements reflect GlobalCenter as a discontinued operation.

   On June 29, 2001, the Company completed the sale of its incumbent local exchange carrier ("ILEC") business, acquired as part of its acquisition of Frontier Corporation in September 1999, to Citizens Communications Company ("Citizens"). The sale of the ILEC was consummated pursuant to the Stock Purchase Agreement, dated as of July 11, 2000 (the "Agreement"), as amended, among GCL, Global Crossing North America, Inc., an indirect wholly-owned subsidiary of GCL, and Citizens. In April 2001, the Company and Citizens amended the Agreement to provide for, among other things, (i) an acceleration of the anticipated closing date for the transaction and (ii) an adjustment to the purchase price, which reflected a reduction in the amount of cash to be received by the Company at closing in connection with the transaction from $3,650 to $3,500, subject to adjustments concerning closing date liabilities and working capital balances, and a $100 credit, which will be applied against future services to be rendered to Citizens over a five year period. Pursuant to the transaction, the parties also entered into an agreement under which Citizens will purchase long distance services from the Company for resale to the ILEC's customers. As a result of customary adjustments based on closing date liabilities and working capital balances, the Company received gross proceeds of $3,369 at closing and recorded an after tax-loss from the sale of approximately $208 million.

   Net assets of discontinued operations, loss on discontinued operations, and loss on disposal of discontinued operations consist of the following:

                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
   Balance Sheet Data:
     Assets...............................................  $ --       $5,609
     Liabilities..........................................    --         (640)
                                                            -----      ------
     Net assets of discontinued operations................  $ --       $4,969
                                                            =====      ======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                                         Three
                                                        Months     Six Months
                                                         Ended        Ended
                                                       June 30,     June 30,
                                                       ----------  ------------
                                                       2001  2000  2001   2000
                                                       ----  ----  -----  -----
   Income Statement Data:
     Revenue.......................................... $194  $233  $ 385  $ 458
     Expenses.........................................  165   287    313    557
                                                       ----  ----  -----  -----
     Operating income (loss)..........................   29   (54)    72    (99)
     Interest income, net.............................  --      5    --      11
     Other expenses...................................  (11)  --     (51)   --
     Provision for income taxes.......................  (11)  (12)   (20)   (24)
                                                       ----  ----  -----  -----
     Income (loss) from discontinued operations.......    7   (61)     1   (112)
     Net loss on disposal of discontinued operations,
      net of tax (provision) benefit of $(6) and $20,
      respectively....................................  (78)  --    (126)   --
                                                       ----  ----  -----  -----
       Total loss from discontinued operations........ $(71) $(61) $(125) $(112)
                                                       ====  ====  =====  =====

7. Sale of Accounts Receivable

   On June 15, 2001, certain of the Company's indirect, wholly-owned subsidiaries (the "Subsidiaries") entered into a receivables sale agreement (the "Sale Agreement"), under which the Subsidiaries agreed to sell a defined, revolving pool of trade accounts receivable to GC Mart LLC ("GCM"), a wholly-owned, special purpose subsidiary of the Company. GCM was formed for the sole purpose of buying and selling receivables generated by the Subsidiaries. Under the Sale Agreement, the Subsidiaries agreed to irrevocably and without recourse sell their accounts receivable to GCM. Under a separate receivables purchase agreement, dated the same date (the "Purchase Agreement"), GCM agreed to sell, in turn, an undivided percentage ownership interest in these receivables to an independent issuer of receivables-backed commercial paper. Under the Purchase Agreement, the receivables will continue to be serviced by Global Crossing North America, Inc. ("GCNA"), an indirect, wholly-owned subsidiary of the Company. Certain of the Subsidiaries' and GCNA's obligations under the receivables facility are guaranteed by Global Crossing Holdings Ltd., a direct wholly-owned subsidiary of the Company.

   This two-step transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which the Company adopted in June 2001. During the three months ended June 30, 2001, GCM sold an undivided interest in an aggregate of $183 of accounts receivable, which has been removed from the accompanying consolidated balance sheet.

8. Derivative Instruments and Hedging Activities

   Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The statements require that that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for the changes in fair value of a derivative depends on the use of the derivative. The cumulative effect of adopting these new accounting standards did not have a material effect on the Company's results of operations or its financial position for the periods presented in the financial statements included herein.

   The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including market price risk of equity securities it holds as investments, interest rate risk and foreign currency exchange risk, which exist as part of ongoing business operations. Derivative instruments are entered into for

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
periods consistent with related underlying exposures and do not constitute positions independent of those exposures. These derivative financial instruments take the form of collars, interest rate swap agreements and foreign currency forward contracts. The fair value of these instruments was not material at June 30, 2001.

   The Company designates derivatives as either fair value hedges or cash flow hedges. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive loss ("OCL") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. At June 30, 2001, the Company only utilized cash flow hedges. The amounts recorded into earnings for the three and six months ended June 30, 2001 were not material. The Company also does not expect the net derivative losses included in comprehensive loss that will be reclassified into earnings within the next twelve months to be material.

9. Net Loss Applicable to Common Shareholders

   Basic Earnings Per Share ("EPS") is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities did not have an effect on the computation of diluted loss per share for the three and six months ended June 30, 2001 and 2000, since they were anti-dilutive.

10. Commitments and Contingencies

   The Company remained as guarantor with respect to certain GlobalCenter real estate lease agreements following the sale of GlobalCenter to Exodus in January 2001. The agreements are for administrative and technical facilities located throughout the United States, Europe, and the Asia/Pacific region. On an aggregated basis, the annual lease payments average approximately $70 per year over the life of the leases. In the opinion of management, in the event that the Company is required to satisfy some or all of the guaranteed lease commitments, annual payments would be significantly reduced to an amount that is not material through negotiated termination of the guarantees, discounted landlord buyouts, permitted sub-leases, and other mitigating actions, and, in any event, the satisfaction of these lease commitments would not have a material effect on the Company's financial condition. The remaining lease terms are between approximately 5 and 18 years.

   During the quarter, the Company entered into several agreements with various carrier customers for the purchase or lease of capacity and co-location space. These transactions were implemented in order to acquire cost-effective local network expansions; to provide for cost-effective alternatives to new construction in certain markets in which the Company anticipates shortages of capacity; and to provide additional levels of physical diversity in the network as the Company implements its global mesh architecture. The cash commitments totaled $358 and $625 for the three months ended June 30, 2001 and March 31, 2001, respectively, including the cost of the possible construction of the Caribbean System as discussed in "Liquidity and Capital Resources" on page 20.

11. Segment Information and Recurring Adjusted EBITDA

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

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   The information below summarizes certain financial data of the Company by
Segment:

                                                     Three Months   Six Months
                                                         Ended         Ended
                                                       June 30,      June 30,
                                                     ------------- -------------
                                                      2001   2000   2001   2000
                                                     ------ ------ ------ ------
Revenue:
Commercial.........................................  $  443 $  316 $  865 $  616
Consumer...........................................      38     43     78     88
Carrier:
  Service revenue..................................     409    316    798    635
  Sales type lease revenue.........................     --      99     18    266
  Amortization of prior period IRU's...............      16      5     34      8
                                                     ------ ------ ------ ------
   Total carrier...................................     425    420    850    909
                                                     ------ ------ ------ ------
Telecommunications services segment revenue........     906    779  1,793  1,613
Installation and maintenance segment revenue(1)....     177    146    386    237
                                                     ------ ------ ------ ------
Consolidated revenue(1)............................   1,069    898  2,151  1,805
Cash portion of the change in deferred revenue.....     551    308  1,082    474
                                                     ------ ------ ------ ------
Consolidated cash revenue..........................  $1,620 $1,206 $3,233 $2,279
                                                     ====== ====== ====== ======

                                                 Three Months
                                                    Ended         Six Months
                                                   June 30,     Ended June 30,
                                                 -------------  ---------------
                                                  2001   2000    2001     2000
                                                 ------  -----  -------  ------
Selected Financial Information:
  Operating loss:
   Telecommunication services..................  $ (539) $(288) $(1,055) $ (451)
   Installation and maintenance................     --      (1)       3      (2)
                                                 ------  -----  -------  ------
   Consolidated................................  $ (539) $(289) $(1,052) $ (453)
                                                 ======  =====  =======  ======
  Recurring Adjusted EBITDA:
   Telecommunications services.................  $  448  $ 326  $   863  $  617
   Installation and maintenance................      24     31       50      52
                                                 ------  -----  -------  ------
   Consolidated................................  $  472  $ 357  $   913  $  669
                                                 ======  =====  =======  ======
  Cash paid for capital expenditures:
   Telecommunications services.................  $1,014  $ 873  $ 2,267  $1,603
   Installation and maintenance................      19     19       35      50
                                                 ------  -----  -------  ------
   Consolidated................................  $1,033  $ 892  $ 2,302  $1,653
                                                 ======  =====  =======  ======

                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
  Total assets:
   Telecommunication services............................  $25,522    $23,900
   Installation and maintenance..........................    1,267      1,316
   Net assets of discontinued operations.................      --       4,969
                                                           -------    -------
   Consolidated..........................................  $26,789    $30,185
                                                           =======    =======

--------
(1) Installation and Maintenance revenue includes $14 and $27 in revenue for the three months ended June 30, 2001 and 2000, respectively, as well as $28 and $45 in revenue for the six months ended June 30, 2001 and 2000, respectively, related to services performed for the Telecommunications Services Segment. These revenues and the related intercompany profit are eliminated upon consolidation.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   Recurring Adjusted Earning before Interest, Taxes, Depreciation and Amortization, or Recurring Adjusted EBITDA, is calculated as operating loss, plus depreciation and amortization, which includes non-cash cost of capacity sold, stock related expenses, the cash portion of the change in deferred revenue, merger-related expenses, and certain other non-recurring items. This definition is consistent with financial covenants contained in the Company's major financial agreements. The Company's management uses Recurring Adjusted EBITDA to monitor compliance with its financial covenants and to measure the performance and liquidity of its reportable segments. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The Company's calculation of Recurring Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. Consideration received during the three and six months ended June 30, 2001 of $345 and $720, respectively, which is included in the $472 and $913 of Recurring Adjusted EBITDA below and in the $1,620 and $3,233 of cash revenue above, was received from significant carrier customers who signed contracts to purchase $381 and $881 of capacity during the three and six months ended June 30, 2001, respectively. In addition, the Company has made cash commitments to these carrier customers of $358 and $625 for the three months ended June 30, 2001 and March 31, 2001, respectively, including the cost of the possible construction of the Caribbean system. (See Note 10 and "Liquidity and Capital Resources" on page 20).

   The calculation of Recurring Adjusted EBITDA is as follows:

                                                    Three
                                                   Months       Six Months
                                                    Ended          Ended
                                                  June 30,       June 30,
                                                 ------------  --------------
                                                 2001   2000    2001    2000
                                                 -----  -----  -------  -----
   Operating income (loss)...................... $(539) $(289) $(1,052) $(453)
   Depreciation and amortization................   450    318      863    597
   Stock related expense........................     4      8        9     27
   Cash portion of the change in deferred
    revenue.....................................   551    308    1,082    474
   Merger-related expenses......................     6     12       11     24
                                                 -----  -----  -------  -----
   Recurring Adjusted EBITDA.................... $ 472  $ 357  $   913  $ 669
                                                 =====  =====  =======  =====

12. Subsequent Event

   Subsequent to June 30, 2001, the Company's board of directors approved a plan to effectuate the realignment and integration of the Company's current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance and sales and marketing. The realignment and integration will result in the elimination of more than 2,000 positions, primarily in the United States, across a majority of the Company's business functions and job classes. In addition, as part of the plan a significant consolidation of offices and other related real estate facilities will occur. These actions are expected to reduce annual operating expenses by approximately $160-$170 through the year ended December 31, 2001. To provide for the one-time costs of implementing these changes, the Company expects to reflect in its third quarter results of operations a non-recurring charge of approximately $250 to $325. Of this amount, $50 to $75 relates to staff reduction costs and $200 to $250 relates to the closing of facilities. Upon completion of the plan, the Company will employ approximately 11,400 people in 27 countries around the world.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     (Dollar amounts presented are in millions, unless otherwise stated.)

Recently Issued Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142, which will be adopted by the Company on January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for impairment. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The adoption of SFAS 142 will reduce the amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in periodic write-downs subsequent to the date of adoption.

Results of Operations for the Three Months Ended June 30, 2001, and June 30,
2000:

 Revenues

   Revenues for the three months ended June 30, 2001 and 2000 reflect the following changes by segment:

                                                            Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                                      Increase /
                                                           2001  2000 (Decrease)
                                                          ------ ---- ----------
Commercial............................................... $  443 $316    $127
Consumer.................................................     38   43      (5)
Carrier:
  Service Revenue........................................    409  316      93
  Sales Type Lease Revenue...............................    --    99     (99)
  Amortization of prior period IRU's.....................     16    5      11
                                                          ------ ----    ----
Total Carrier............................................    425  420       5
                                                          ------ ----    ----
Telecommunications Services Segment Revenue..............    906  779     127
Installation and Maintenance Segment Revenue.............    163  119      44
                                                          ------ ----    ----
  Total Revenues......................................... $1,069 $898    $171
                                                          ====== ====    ====

   Revenues for the three months ended June 30, 2001, increased $171 over the same period in 2000. The increase was due to growth in our existing business segments, as explained in the pro forma revenue section below, and due to the merger with IXnet and IPC in June 2000.

   The following table provides supplemental pro forma detail of Global Crossing's revenues for the three months ended June 30, 2001 and 2000. Actual revenues for 2000 reflect the operations of IXnet and IPC only after June 14, 2000. Management believes that pro forma revenue provides a more meaningful comparability among periods presented since our historical results only reflect the operations of IXnet and IPC after the close of the merger. Pro forma revenue assumes the merger occurred at January 1, 2000. Pro forma revenue is not necessarily indicative of the results that would have been achieved had such transactions actually occurred at January 1, 2000, nor are they necessarily indicative of our future results. In addition, the Company expects slower growth in commercial and carrier revenue than anticipated at the beginning of the calendar year due to a lengthening sales cycle resulting from the financial difficulties being experienced by some of our commercial and carrier customers as well as the downturn in the industry and a slowing economy. The industry downturn has also caused a drop in the level of subsea installation projects occurring around the globe and, as a result, we expect to experience a decline in our installation revenue. However, neither bad debt expense nor accounts receivable balances have significantly increased as a result of these factors.

                                                            Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                                      Increase /
                                                           2001  2000 (Decrease)
                                                          ------ ---- ----------
Commercial............................................... $  443 $397    $46
Consumer.................................................     38   43     (5)
Carrier:
  Service Revenue........................................    409  316     93
  Sales Type Lease Revenue...............................    --    99    (99)
  Amortization of prior period IRU's.....................     16    5     11
                                                          ------ ----    ---
Total Carrier............................................    425  420      5
                                                          ------ ----    ---
Telecommunications Services Segment Revenue..............    906  860     46
Installation and Maintenance Segment Revenue.............    163  119     44
                                                          ------ ----    ---
  Total Revenues......................................... $1,069 $979    $90
                                                          ====== ====    ===

   Revenues on a pro forma basis increased $90 compared to the same period in the prior year. Of this increase, $46 is due to growth from our commercial services which include data services such as private line, frame relay, ATM, and IP. Growth in data services was slightly offset by a decline in commercial voice revenue. The increase in revenue from data services has primarily been driven by the expansion of our network resulting in an increase in the volume of data service provided across the network compared to the same period in 2000.

   Revenue from carrier services increased $93 on an actual and pro forma basis compared to the three months ended June 30, 2000. Carrier services include (i) voice services; (ii) data services such as private line, frame-relay, ATM and IP and (iii) operations, administration and maintenance ("OA&M") services. Increased revenue in voice and data services for the carrier segment has been primarily driven by the expansion of our network over the past year resulting in an increase in the number of carrier customers serviced by the Company as well as the volume of traffic carried over the network. This increase in the number of capacity agreements has also resulted in an increase in the number of OA&M agreements and therefore, the Company has experienced an increase in OA&M revenue.

   The Company did not record any sales-type lease revenue during the current quarter. This is directly due to the adoption of FASB Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66" ("FIN 43"), which limits the applicability of sales-type lease accounting and requires revenue from capacity sales to be recorded over the life of the contract when sales-type lease accounting is not permitted. As a result of this accounting change and industry practice, the volume of capacity agreements recognized as sales-type leases has decreased. Results for the three month period ended June 30, 2000, reflect revenue from capacity agreements included in the Company's backlog at the time FIN 43 was adopted and additional sales under existing capacity agreements which were eligible for sales-type lease accounting.

   Revenue from the amortization of prior period IRU's increased $11 on an actual and pro forma basis over the same period in the prior year. This increase is primarily driven by an increase in the number of IRU agreements entered into by our carrier customers over the past year.

   Installation and maintenance revenue increased $44 on an actual and pro forma basis compared to the same period in the prior year primarily due to an increase in the number and size of installation contracts awarded to us. As a result, vessels have been redeployed from maintenance to installation projects to fulfill the increased contractual requirements. The Company's fleet operations have been expanded since June 2000 to meet the increased installation demand and increased size of global undersea network capacity which requires maintenance services.

 Operating Expenses

   Components of operating expenses for the three months ended June 30, 2001 and 2000 were as follows:

                                                           Three Months Ended
                                                                June 30,
                                                        ------------------------
                                                                      Increase /
                                                         2001   2000  (Decrease)
                                                        ------ ------ ----------
Cost of access and maintenance......................... $  545 $  413    $132
Other operating expenses...............................    613    456     157
Depreciation and amortization..........................    450    318     132
                                                        ------ ------    ----
  Total Operating Expenses............................. $1,608 $1,187    $421
                                                        ====== ======    ====

   Cost of access and maintenance increased $132 compared to the same period in 2000. The increase is primarily due to the continued growth in domestic and international voice and data products in North America, the merger with IXnet in June of 2000, and the expansion of the network into Asia and Latin America. In addition, several of our systems became ready for service ("RFS") during or subsequent to June 2000, including Pacific Crossing-1; PAC, which connects the western United States with Central and South America, as well as the Caribbean; phases I and II of South American Crossing; and Mid-Atlantic Crossing. Once a cable is deemed RFS, the Company incurs ongoing maintenance charges for the cable as well as its associated landing stations. As a result, the Company recorded third party maintenance costs associated with these systems during the three months ended June 30, 2001, whereas, no third party maintenance costs were incurred during the same period in 2000 when these systems were not yet RFS.

   Other operating expenses increased $157 over the same period in 2000 primarily due to the continued expansion of our network and business, as well as the acquisition of IXnet and IPC in June of 2000. Internal OA&M costs have increased over the prior period as new systems such as PC-1, PAC, SAC and MAC have become operational. Selling, general and administrative ("SG&A") costs have increased due to increased headcount as well as an increase in marketing and other promotional expenses in order to support our expanded network and services.

   Depreciation and amortization increased $132 compared to the same period in 2000 primarily due to the acquisition of IPC and IXnet. IPC and IXnet were acquired on June 14, 2000 resulting in additional goodwill of $3,395. Given the timing of this acquisition only one half month of amortization was included in our operating results for the quarter ended June 30, 2000. In addition, the property and equipment acquired from IPC and IXnet was only amortized for one half month. The remainder of the increase over the prior year is due to additional property and equipment placed in service resulting from the continued expansion of our network and finalization of our purchase accounting for our 1999 mergers and acquisitions.

   Other significant components of our Statement of Operations for the three months ended June 30, 2001 and 2000 include the following:

                                                          Three Months Ended
                                                               June 30,
                                                         -----------------------
                                                                      Increase /
                                                         2001   2000  (Decrease)
                                                         -----  ----  ----------
Minority interest....................................... $  39  $  3     $ 36
Interest income......................................... $  16  $ 33     $(17)
Interest expense........................................ $(140) $(94)    $ 46
Benefit for income taxes................................ $  77  $ 65     $ 12
Discontinued operations, net of tax..................... $ (71) $(61)    $ 10

   Minority interest represents the portion of net income or loss applicable to third parties who are minority shareholders in less than wholly-owned consolidated subsidiaries of the Company. Minority interest of $39 for the three months ended June 30, 2001, represents the portion of net loss recorded by our less than wholly-owned consolidated subsidiaries such as Asia Global Crossing Ltd., Pacific Crossing Ltd., and AGC Taiwan which is applicable to minority shareholders of those entities. For the three month period ended June 30, 2000, our less than wholly-owned consolidated subsidiaries AGC and PCL recorded net loss from operations resulting in minority interest of $3.

   In 2001, the Company sought to minimize idle cash balances by repaying short-term debt. As a result, average cash balances were lower compared to the same period in 2000 resulting in a decrease in interest income of $17.

   Interest expense increased $46 during the three months ended June 30, 2001 compared to the same period in 2000. The increase is primarily due to the issuance of $1 billion in Senior Notes in January 2001 and the issuance by AGC of $408 in Senior Notes in October 2000. In addition, the Company increased its Senior Secured Credit Facility from $1 billion to $2.25 billion in August of 2000 and received a $1 billion bridge loan in October 2000 in anticipation of the sale of its incumbent local exchange carrier ("ILEC") business.

   For the three months ended June 30, 2001, the Company recorded an income tax benefit of $77 on a loss from continuing operations of $(636) compared to an income tax benefit of $65 on a loss from continuing operations of $(369) for the three months ended June 30, 2000. The change in the benefit for income tax in relation to the earnings for the respective years is caused by changes in the distribution of earnings to jurisdictions at various tax rates.

   On June 30, 2001, the Company completed the ILEC sale to Citizens Communications. As a result, the loss on discontinued operations of $(71) for the current quarter represents income from discontinued operations of $7, net of tax of $11, offset by a loss on disposal of the ILEC of $(78), net of tax of $6. Loss from discontinued operations for the quarter ended June 30, 2000 represents income from the ILEC of $28, net of tax of $24 and a loss from GlobalCenter operations of $(89), net of a tax benefit of $12.

Results of Operations for the Six Months Ended June 30, 2001, and June 30,
2000.

   Revenues for the six months ended June 30, 2001 and 2000 reflect the following changes by segment:

                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                                      Increase /
                                                         2001   2000  (Decrease)
                                                        ------ ------ ----------
Commercial............................................. $  865 $  616    $249
Consumer...............................................     78     88     (10)
Carrier:
  Service Revenue......................................    798    635     163
  Sales Type Lease Revenue.............................     18    266    (248)
  Amortization of prior period IRU's...................     34      8      26
                                                        ------ ------    ----
Total Carrier..........................................    850    909     (59)
                                                        ------ ------    ----
Telecommunications Services Segment Revenue............  1,793  1,613     180
Installation and Maintenance Segment Revenue...........    358    192     166
                                                        ------ ------    ----
  Total Revenues....................................... $2,151 $1,805    $346
                                                        ====== ======    ====

   Revenues for the six months ended June 30, 2001, increased $346 over the same period in 2000. The increase was due to growth in our existing business segments, as explained in the pro forma revenue section below, and due to the merger with IXnet and IPC in June 2000.

   The following table provides supplemental pro forma detail of Global Crossing's revenues for the six months ended June 30, 2001 and 2000. Actual revenues for 2000 reflect the operations of IXnet and IPC only after June 14, 2000. Management believes that pro forma revenue provides a more meaningful comparability among periods presented since our historical results only reflect the operations of IXnet and IPC after the close of the merger. Pro forma revenue assumes the merger occurred at January 1, 2000. Pro forma revenue is not necessarily indicative of the results that would have been achieved had such transactions actually occurred at January 1, 2000, nor are they necessarily indicative of our future results. In addition, the Company expects slower growth in commercial and carrier revenue than anticipated at the beginning of the calendar year due to a lengthening sales cycle resulting from the financial difficulties being experienced by some of our commercial and carrier customers as well as the downturn in the industry and a slowing economy. The industry downturn has also caused a drop in the level of subsea installation projects occurring around the globe and, as a result, we expect to experience a decline in our installation revenue. However, neither bad debt expense nor accounts receivable balances have significantly increased as a result of these factors.

                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                                      Increase /
                                                         2001   2000  (Decrease)
                                                        ------ ------ ----------
Commercial............................................. $  865 $  784    $ 81
Consumer...............................................     78     88     (10)
Carrier:
  Service Revenue......................................    798    635     163
  Sales Type Lease Revenue.............................     18    266    (248)
  Amortization of prior period IRU's...................     34      8      26
                                                        ------ ------    ----
Total Carrier..........................................    850    909     (59)
                                                        ------ ------    ----
Telecommunications Services Segment Revenue............  1,793  1,781      12
Installation and Maintenance Segment Revenue...........    358    192     166
                                                        ------ ------    ----
  Total Revenues....................................... $2,151 $1,973    $178
                                                        ====== ======    ====

   Revenues on a pro forma basis increased $178 compared to the same period in the prior year. Of this increase, $81 is due to growth from our commercial services which include data services such as private line, frame relay, ATM, and IP. Growth in data services was slightly offset by a decline in commercial voice revenue. The increase in revenue from data services has primarily been driven by the expansion of our network resulting in an increase in the volume of data service provided across the network compared to the same period in 2000.

   Revenue from carrier services increased $163 on an actual and pro forma basis compared to the six months ended June 30, 2000. Carrier services include
(i) voice services; (ii) data services such as private line, frame-relay, ATM and IP and (iii) OA&M services. Increased revenue in voice and data services for the carrier segment has been primarily driven by the expansion of our network over the past year resulting in an increase in the number of carrier customers serviced by the Company as well as the volume of traffic carried over the network. This increase in the number of capacity agreements has also resulted in an increase in the number of OA&M agreements and therefore, the Company has experienced an increase in OA&M revenue.

   Sales-type lease revenue decreased $248 on an actual and pro forma basis over the same period in 2000. This is directly due to the adoption of FIN 43, which limits the applicability of sales-type lease accounting and requires revenue from capacity sales to be recorded over the life of the contract when sales-type lease accounting is not permitted. As a result of this accounting change and industry practice, the volume of capacity agreements recognized as sales-type leases has decreased. Results for the six month period ended June 30, 2000 reflect revenue from capacity agreements included in the Company's backlog at the time FIN 43 was adopted and additional sales under existing capacity agreements which were eligible for sales-type lease accounting.

   Revenue from the amortization of prior period IRU's increased $26 on an actual and pro forma basis over the same six month period in the prior year. This increase is primarily driven by an increase in the number of IRU agreements being amortized compared to the same period in 2000.

   Installation and maintenance revenue increased $166 on an actual and pro forma basis compared to the same period in the prior year primarily due to an increase in the number and size of installation contracts awarded to us. As a result, vessels have been redeployed from maintenance to installation projects to fulfill the increased contractual requirements. The Company's fleet operations have been expanded since June 2000 to meet the increased installation demand and increased size of global undersea network capacity, which requires maintenance services.

 Operating Expenses

   Components of operating expenses for the six months ended June 30, 2001 and 2000 were as follows:

                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                                      Increase /
                                                         2001   2000  (Decrease)
                                                        ------ ------ ----------
Cost of access and maintenance......................... $1,064 $  829    $235
Other operating expenses...............................  1,276    832     444
Depreciation and amortization..........................    863    597     266
                                                        ------ ------    ----
  Total Operating Expenses............................. $3,203 $2,258    $945
                                                        ====== ======    ====

   Cost of access and maintenance increased $235 compared to the same period in 2000. The increase is primarily due to the continued growth in domestic and international voice and data products in North America and Europe, the merger with IXnet in June of 2000, and the expansion of the network into Asia and Latin America. In addition, several of our systems became RFS during or subsequent to June 2000, including Pacific Crossing-1; PAC; phases I and II of South American Crossing; and Mid-Atlantic Crossing. Once cable is deemed RFS, the Company incurs ongoing maintenance charges for the cable as well as its associated landing stations. As a result, the Company recorded third party maintenance costs associated with these systems during the six months ended June 30, 2001, whereas, no third party maintenance costs were incurred during the same period in 2000 when these systems were not yet RFS.

   Other operating expenses increased $444 over the same period in 2000 primarily due to the continued expansion of our network and business, as well as the acquisition of IXnet and IPC in June of 2000. Internal OA&M costs have increased over the prior period as new systems such as PC-1, PAC, SAC and MAC have become operational. SG&A costs have increased due to increased headcount as well as an increase in marketing and other promotional expenses in order to support our expanded network and services.

   Depreciation and amortization increased $266 compared to the same period in 2000 primarily due to the acquisition of IPC and IXnet. IPC and IXnet were acquired on June 14, 2000 resulting in additional goodwill of $3,395. Given the timing of this acquisition only one half month of amortization was included in our operating results for the six months ended June 30, 2000. In addition, the property and equipment acquired from IPC and IXnet was only amortized for one half month. The remainder of the increase over the prior year is due to additional property and equipment placed in service resulting from the continued expansion of our network and finalization of our purchase accounting for our 1999 mergers and acquisitions.

   Other significant components of our Statement of Operations for the six months ended June 30, 2001, and 2000 include the following:

                                                           Six Months Ended
                                                               June 30,
                                                        ------------------------
                                                                      Increase /
                                                        2001   2000   (Decrease)
                                                        -----  -----  ----------
Minority interest...................................... $  79  $ (13)    $ 92
Interest expense....................................... $(282) $(178)    $104
Benefit for income taxes............................... $ 123  $  72     $ 51
Discontinued operations, net of tax.................... $(125) $(112)    $ 13

   Minority interest represents the portion of net income or loss applicable to third parties who are minority shareholders in less than wholly-owned consolidated subsidiaries of the Company. Minority interest of $79 for the six months ended June 30, 2001, represents the portion of net loss recorded by our less than wholly-owned consolidated subsidiaries such as Asia Global Crossing Ltd, Pacific Crossing Ltd., and AGC Taiwan which is applicable to minority shareholders of those entities. For the six month period ended June 30, 2000, our less than wholly-owned consolidated subsidiaries, AGC and PCL recorded net income from operations resulting in minority interest of $ (13).

   Interest expense increased $104 during the six months ended June 30, 2001 compared to the same period in 2000. The increase is primarily due to the issuance of $1 billion in Senior Notes in January 2001 and the issuance by AGC of $408 in Senior Notes in October 2000. In addition, the Company increased its Senior Secured Credit Facility from $1 billion to $2.25 billion in August of 2000 and received a $1 billion bridge loan in October 2000 in anticipation of the ILEC sale.

   For the six months ended June 30, 2001, the Company recorded an income tax benefit of $123 on a loss from continuing operations of $(1,244) compared to an income tax benefit of $72 on a loss from continuing operations of $(628) for the six months ended June 30, 2000. The change in the benefit for income tax in relation to the earnings for the respective years is caused by changes in the distribution of earnings to jurisdictions at various tax rates.

   On June 30, 2001, the Company completed the sale of its ILEC business to Citizens Communications. As a result, the loss on discontinued operations for the six months ended June 30, 2001 represents income from discontinued operations of $1, net of tax of $20, offset by an after-tax loss on disposal of the ILEC of $(208). Loss from discontinued operations for the six months ended June 30, 2000 represents income from the ILEC of $51, net of tax of $45 and a loss from GlobalCenter operations of $(160), net of a tax benefit of $21.

Liquidity and Capital Resources

   The Company's principal sources of liquidity for the remainder of 2001 are expected to be existing cash balances which include proceeds from the sale of the ILEC business, cash from our operations, the sale of eligible accounts receivable, and funds available under our corporate credit facility.

   At June 30, 2001, we had available cash and cash equivalents of $1,923, as well as restricted cash and cash equivalents of $167 and unused capacity on our corporate credit facility of approximately $1,700. As a result, we entered into the second half of the year with approximately $3,790 in liquid resources.

   On June 30, 2001, the Company completed the previously announced sale of its ILEC business to Citizens, which resulted in the receipt of $3,369. Of the proceeds, $1,000 has been used to repay a short-term bridge loan due upon the sale of the ILEC, $1,500 has been used to reduce outstanding borrowings under our corporate credit facility, and the remainder is being used for general corporate purposes.

   On January 10, 2001, the Company completed the sale of GlobalCenter to Exodus Communications. Under the terms of the agreement, Global Crossing received 108.2 million Exodus common shares, valued at $1,918 at the date of closing and $223 at June 30, 2001. The Company is monitoring the potential impairment of this security in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, the unrealized loss in the securities is reflected within the accompanying Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2001. Unless there is adequate recovery of the investment's market value, a revaluation of the investment is expected to be reflected in the Company's statement of operations for the fiscal third quarter of 2001.

   On June 15, 2001, certain of the Company's indirect, wholly-owned subsidiaries (the "Subsidiaries") entered into a receivables sale agreement (the "Sale Agreement"), under which the ("Subsidiaries") agreed to sell a defined, revolving pool of trade accounts receivable to GC Mart LLC ("GCM"), a wholly-owned, special purpose subsidiary of the Company. GCM was formed for the sole purpose of buying and selling receivables generated by the Subsidiaries. Under the Sale Agreement, the Subsidiaries agreed to irrevocably and without recourse sell their accounts receivable to GCM. Under a separate receivables purchase agreement, dated the same date (the "Purchase Agreement"), GCM agreed to sell, in turn, an undivided percentage ownership interest in these receivables to an independent issuer of receivables-backed commercial paper. During the three months ended June 30, 2001, GCM sold an undivided interest in an aggregate of $183 of accounts receivable, which has been removed from the accompanying condensed consolidated balance sheet. Proceeds from the sale were used to reduce outstanding indebtedness of the Company, resulting in a reduction in our cost of borrowing.

   Subsequent to June 30, 2001, the Company's board of directors approved a plan to effectuate the realignment and integration of the Company's current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance and sales and marketing. The realignment and integration will result in the elimination of more than 2,000 positions, primarily in the United States, across a majority of the Company's business functions and job classes. In addition, as part of the plan a significant consolidation of offices and other related real estate facilities will occur. These actions are expected to reduce annual operating expenses by approximately $160-$170 and to save approximately $70 for the fiscal year ended December 31, 2001. To provide for the one-time costs of implementing these changes, the Company expects to reflect in its third quarter results of operations a non-recurring charge of approximately $250 to $325. Of this amount, $50 to $75 relates to the staff reduction costs and $200-$250 relates to closing of facilities, including certain non-cash items. Upon completion of the plan, the Company will employ approximately 11,400 people in 27 countries around the world.

   Net cash provided by operating activities was $677 and $330 for the six months ended June 30, 2001 and 2000, respectively. The increase is primarily due to an increase in revenue from our commercial and carrier businesses resulting from the expansion of our network over the past year as well as an increase in the number of capacity agreements executed by our carrier customers. This increase was offset by increased operating costs also due to the expansion of our network as well as the acquisition of IPC and IXnet in June of 2000. Cash provided by operating activities also increased as a result of the sale of $183 of accounts receivable by GCM.

   Net cash provided by (used in) investing activities was $1,087 and $(1,762) for the six months ended June 30, 2001, and 2000, respectively. The increase is primarily due to the receipt of $3,369 in proceeds from the sale of the ILEC, which closed on June 29, 2001. The increase in cash provided by these proceeds was offset by an increase in cash used for purchases of property and equipment as the Company continued to build out and complete its network over the past year.

   During the six months ended June 30, 2001, the Company entered into a multi-year agreement to provide a carrier customer with $150 of fiber optic undersea capacity, to be provided for over the existing MAC system as well as over acquired or constructed new capacity, connecting key Caribbean markets to Miami. If constructed, the new Caribbean system would have more capacity than would be required for the customer's contract.

   We entered into several agreements with various carrier customers for the purchase or lease of capacity and co-location space. These transactions were implemented in order to acquire cost-effective local network expansions; to provide for cost-effective alternatives to new construction in certain markets in which the Company anticipates shortages of capacity; and to provide additional levels of physical diversity in the network as the Company implements its global mesh architecture. The cash commitments totaled $358 and $625 for the three months ended June 30, 2001 and March 31, 2001, respectively, including the cost of the possible construction of the Caribbean system previously mentioned.

   Furthermore, during the quarter we completed our core network which links 27 countries and over 200 major cities in Europe, North America, South America and Asia. Cash paid for capital expenditures for continuing operations during 2001, including spending by Asia Global Crossing, is expected to be less than $4,500, an amount that includes approximately $1,000 of previously announced capital spending from the 2000 capital program for which payment will be made in 2001. The expected capital spend for 2001 has been lowered from previous estimates ranging from $4,900 to $5,100 due to: (i) lower network volume, (ii) increased network efficiency, (iii) use of existing inventories and (iv) improved vendor pricing.

   Net cash (used in) provided by financing activities was $(1,318) and $2,186 for the six months ended June 30, 2001 and 2000, respectively. The decrease is primarily due to an increase in cash used for the repayment of outstanding indebtedness. During the six months ended June 30, 2001, the Company repaid $2,643 of long-term debt and $1,000 of short-term borrowings of which approximately $2,500 was provided by proceeds received from the sale of the ILEC. The increase in the amount repaid compared to the same period in 2000 was offset by an increase in the amount drawn against existing credit facilities during the current period. The Company also entered into prepaid variable forward sales contracts relating to certain strategic investments during the three months ended June 30, 2001, which allow the Company to borrow up to $61 with an interest rate of LIBOR + 50 basis points, reset quarterly for any outstanding amount. The balance outstanding at June 30, 2001 was $61 and is reflected in the accompanying Condensed Consolidated Balance Sheet as short-term borrowings. In addition, the amount of cash received from the issuance of common and preferred equity securities decreased compared to the same period in the prior year.

   The Company expects that its cash flows from operations, together with its committed credit facilities, will be adequate to meet its anticipated cash requirements for the foreseeable future. The Company's financing agreements require the maintenance of certain financial ratios and compliance with other covenants. The Company is in compliance with these covenants and expects to maintain compliance with its financing agreements in the foreseeable future. There can be no assurances, however, in this regard, and we may be required to reduce capital expenditures, restructure all or a portion of our existing debt or obtain additional financing in the event we are unable to generate sufficient cash flow.

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

  . the ability to upgrade systems within the currently estimated time frames and budgets;

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

                                                                             Fair Value
                                                                              June 30,
 Expected maturity dates  2001  2002 2003 2004  2005    Thereafter Total        2001
 -----------------------  ----  ---- ---- ----  ----    ---------- ------    ----------
                                              (In millions)
8.70% Senior Notes due
 2007...................  --    --   --   --    --        $1,000   $1,000       $762
 Average interest
  rates--fixed..........                                     8.7%
9 1/2% Senior Notes due
 2009...................  --    --   --   --    --         1,100    1,100        848
 Average interest
  rates--fixed..........                                     9.5%
9 1/8% Senior Notes due
 2006...................  --    --   --   --    --           900      900        707
 Average interest
  rates--fixed..........                                     9.1%
9 5/8% Senior Notes due
 2008...................  --    --   --   --    --           800      800        624
 Average interest
  rates--fixed..........                                     9.6%
Asia Global Crossing 13
 3/8% Senior Notes Due
 2010...................  --    --   --   --    --           408      408        323
 Average interest
  rates--fixed..........                                    13.4%
Senior Secured Credit
 Facility--Term Loan B..    2     4    4    4   269          267      550        550
 Average interest
  rates--variable.......                                                 (a)
Medium-Term Notes, 9.0%-
 9.3%, due
 2001 to 2021...........   20   --   --    20   --           100      140         94
 Average interest
  rates--fixed..........  9.0%            9.3%               9.0%
7 1/4% Senior Notes due
 2004...................  --    --   --   300   --           --       300        239
 Average interest
  rates--fixed..........                  7.3%
6% Dealer Remarketed
 Securities ("Drs")
 Due 2013...............  --    --   --   --    --           200      200        172
 Average interest
  rates--variable.......  --    --   --   --    --           --          (b)     --
Prepaid Variable Forward
 Transaction............   61   --   --   --    --           --        61         61
 Average interest
  rates--variable.......  --    --   --   --    --           --          (c)     --
Pacific Crossing Term
 Loan A.................   43    85  100  112   112          --       452        452
 Average interest
  rates--variable.......                                                 (d)
Pacific Crossing Term
 Loan B.................   21     3    3    3     3          275      308        308
 Average interest
  rates--variable.......                                                 (e)
Other...................    1     7  --   --    --           --         8          8
 Average interest
  rates--variable.......                                                 (f)
DERIVATIVE INSTRUMENTS
 Interest rate swap
  floating for fixed--
 Contract notional
  amount................  --    --   --   --    500          --       500         (2)
 Fixed rate paid by
  counterparty..........                        5.0%
 Floating rate paid by
  GCL...................                           (g)

--------
(a) The interest rate is US dollar LIBOR + 2.75% or the Prime Rate + 1.75%. The effective interest rate was 7.1% as of June 30, 2001.
(b) The interest rate is fixed at 6.0% until October 2003. At that time, the remarketing dealer (J.P. Morgan) has the option to remarket the notes at prevailing interest rates or tender the notes for redemption.
(c) The interest rate is 3 month US dollar LIBOR + 0.50%. The effective interest rate was 4.5% as of June 30, 2001.
(d) The interest rate is 1 month US dollar LIBOR +2.00%, which was 5.8% as of June 30, 2001.
(e) The interest rate is 1 month US dollar LIBOR + 2.25%, which was 6.0% as of June 30, 2001.
(f) Various fixed and floating-rate obligations with effective interest rates from 0% to 9.0%.
(g) The interest rate received on the interest rate swap is 1 month US dollar LIBOR, which was 3.8% as of June 30, 2001.

 Foreign Currency Risk

   For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations. None of our translation adjustments were material as of and for the six months ended June 30, 2001 and 2000.

   For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. For the six months ended June 30, 2001 and 2000, we incurred foreign currency translation losses of $205 and $92, respectively.

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

   In addition, on May 22, 2000, our subsidiary, Atlantic Crossing Ltd., together with certain of its affiliates, filed arbitration claims against Tyco for breaches of its obligations in connection with various contracts for the development of the Atlantic Crossing-1 fiber-optic cable system. We seek unspecified monetary damages, a declaration that certain of our obligations under the various contracts relating to Atlantic Crossing-1 are terminated and a return of misappropriated intellectual property. On June 22, 2000, Tyco responded to such claims, denying the material allegations. Tyco additionally asserted counterclaims that we and our subsidiaries breached our various obligations under the various contracts relating to Atlantic Crossing-1. Tyco seeks, among other things, the denial of all relief sought by us and awards aggregating not less than $185 million and unspecified damages for breach of the agreements. In a settlement agreement dated as of August 30, 2000, Atlantic Crossing and Tyco agreed to the early termination of one of the contracts relating to Atlantic Crossing-1, the Operations, Administration and Maintenance ("OA&M") Agreement, in return for the payment of $19 million to Tyco. In addition, Atlantic Crossing and Tyco agreed to drop their respective claims under the OA&M Agreement in the arbitration. The other claims asserted in arbitration remain pending. The hearing of this matter commenced on December 18, 2000 and is ongoing.

   We do not believe that these actions with Tyco will have an impact on our network and/or the timely completion of any of our systems. We intend to pursue our claims against Tyco vigorously and to defend ourselves vigorously against Tyco's counterclaims, which counterclaims we believe to be without merit.

   In May 2001, a purported class action was commenced against three of the Company's subsidiaries in the United States District Court for the Southern District of Illinois. The complaint alleges that the Company had no right to install a fiber optic cable in rights-of-way granted by the plaintiffs to certain railroads. Pursuant to an agreement with Qwest Communications Corporation, the Company has an indefeasible right to use certain fiber optical cables in a fiber optic communications system constructed by Qwest within the rights-of way. The complaint alleges that the railroads had only limited rights-of-way granted to them which did not include permission to install fiber optic cable for use by Qwest or any other entities. The action purports to be brought on behalf of a national class of landowners whose property underlies or is adjacent to a railroad right-of-way within which the fiber optic cables have been installed. The case has not been certified by the court as a class action. The action seeks actual damages in an unstated amount and alleges that the wrongs done by the Company involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. The Company has made a demand of Qwest to defend and indemnify the Company in the lawsuit. In response, Qwest has appointed defense counsel to protect the Company's interests. In July 2001, the Company moved to dismiss the claim against two of the defendants and filed an answer to the complaint on behalf of the third. The Company believes the action to be without merit and will continue to defend itself aggressively.

   On June 28, 2001, 360networks Inc. and several of its operating subsidiaries filed for protection under the Companies' Creditors Arrangement Act (CCAA) in the Supreme Court of British Columbia, Canada. 360networks' principal U.S. subsidiary, 360networks (USA) Inc., and 22 of its affiliates concurrently filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Subsidiaries of 360networks have also instituted insolvency proceedings in Europe. 360networks has been both a network customer of Global Crossing as well as a network supplier to Global Crossing. Global Crossing has contracted with some subsidiaries of 360networks Inc. that are subject to these insolvency proceedings. Global Crossing is actively monitoring the various bankruptcy and insolvency proceeds relating to 360networks.

   Commencing in late July 2001, purported class action lawsuits were filed in the United States District Court for the Southern District of New York against GCL, certain of its present and former directors and executive officers, and certain of the investment banks that underwrote GCL's initial public offering ("IPO") in August 1998 (the "Underwriters"). The complaints allege that the Underwriters improperly (1) solicited and received additional, excessive and undisclosed commissions in exchange for allocations of shares of GCL common stock in the IPO and (2) tied allocations of IPO stock to purchases of additional GCL shares in the after-market. The complaints further allege that the registration statement and prospectus for the IPO should have disclosed the allegedly improper actions taken by the Underwriters and that the named defendants are responsible for those omissions. Global Crossing intends to vigorously defend itself against the lawsuits and will be seeking indemnification from the Underwriters.

Item 2. Changes in Securities and Use of Proceeds

   Not applicable.

Item 3. Defaults Upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   The Annual General Meeting of Shareholders of the Company was held on June 13, 2001. All of the Director nominees were elected at the Annual General Meeting pursuant to Proposal No. 1. The names of the nominees and the results of the voting were as follows:

                                                                        Shares
Nominee                                                   Shares For   Withheld
-------                                                   ----------- ----------
Lodwrick M. Cook......................................... 717,562,794 15,402,425

Eric Hippeau............................................. 717,885,873 15,079,346

Geoffrey J.W. Kent....................................... 702,668,369 30,296,850

   Each of the other Proposals submitted for Shareholder approval at the Annual General Meeting was approved. The results of the voting were as follows:

                                                                         Broker
                                                    Shares                Non-
Proposal Number and Description       Shares For   Against   Abstentions Votes
-------------------------------       ----------- ---------- ----------- ------
2. Proposal to appoint Arthur
   Andersen as independent auditors
   for 2001 and approve the
   authority of the Board of
   Directors to determine their
   renumeration.....................  722,909,438  6,280,691  3,775,090   N/A

3. Proposal to amend the 1998 Global
   Crossing Ltd. Stock Incentive
   Plan.............................  674,101,582 52,549,736  6,313,901   N/A

Item 5. Other Information

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

 10.1 1998 Global Crossing Ltd. Stock Incentive Plan as amended and restated as of April 11, 2001 (incorporated by reference to Appendix 1 to the Registrant's definitive proxy statement on
      Schedule 14A filed on April 27, 2001).

   (b) Reports on Form 8-K.

    During the quarter ended June 30, 2001, Global Crossing Ltd. filed the following Current Report on Form 8-K:

       1. Current Report on Form 8-K dated April 26, 2001 (date of earliest even reported), filed on April 27, 2001, for the purpose of reporting, under item 5 and 7, the agreed upon amendment to the Stock Purchase Agreement in connection with the sale of the Company's incumbent local exchange carrier business entered into between the Company and Citizens Communications Company.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Global Crossing Ltd.,
                                          a Bermuda Corporation

Dated: August 14, 2001

                                                     /s/  Dan J. Cohrs
                                          By:_________________________________
                                                       Dan J. Cohrs
                                               Executive Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)