Form 10-Q
period 2001-09-30
GLOBAL CROSSING LTD
filed 2001-11-14
CIK 1061322

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

               For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number: 001-16201

                             GLOBAL CROSSING LTD.
            (Exact name of registrant as specified in its charter)

         BERMUDA                 98-0189783
     (State or other          (I.R.S. Employer
     jurisdiction of         Identification No.)
    incorporation or
      organization)

                                 WESSEX HOUSE
                                45 REID STREET
                            HAMILTON HM12, BERMUDA
                   (Address of principal executive offices)

                                (441) 296-8600
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares, $0.01 par value each, of the registrant's common stock outstanding as of November 1, 2001: 910,668,079 shares, including 22,033,758 treasury shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                   For the Quarter Ended September 30, 2001

                                     INDEX

                                                                                              Page
                                                                                              ----

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets................................................   1

        Condensed Consolidated Statements of Operations......................................   2

        Condensed Consolidated Statements of Cash Flows......................................   3

        Condensed Consolidated Statements of Comprehensive Loss..............................   5

        Notes to Condensed Consolidated Financial Statements.................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  15

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........................  24

PART II OTHER INFORMATION

Item 1. Legal Proceedings....................................................................  26

Item 2. Changes in Securities and Use of Proceeds............................................  27

Item 3. Defaults Upon Senior Securities......................................................  27

Item 4. Submission of Matters to a Vote of Security Holders..................................  27

Item 5. Other Information....................................................................  27

Item 6. Exhibits and Reports on Form 8-K.....................................................  29

                                    PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (In millions, except share and per share information)

                                                                              September 30, December 31,
                                                                                  2001          2000
                                                                              ------------- ------------
                                                                               (Unaudited)
ASSETS
Cash and cash equivalents....................................................    $ 2,260      $ 1,437
Restricted cash and cash equivalents.........................................        119          146
Accounts receivable, net.....................................................        506          716
Other assets and prepaid costs...............................................        503          491
                                                                                 -------      -------
       Total current assets..................................................      3,388        2,790
Property and equipment, net..................................................     12,058        9,561
Goodwill and intangibles, net................................................      8,291        9,574
Other assets.................................................................      1,005        1,522
Net assets of discontinued operations........................................        769        6,247
                                                                                 -------      -------
       Total assets..........................................................    $25,511      $29,694
                                                                                 =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings........................................................    $    --      $ 1,000
Accounts payable.............................................................        189          379
Accrued construction costs...................................................        781          811
Other current liabilities....................................................      2,020        2,167
                                                                                 -------      -------
       Total current liabilities.............................................      2,990        4,357
Long-term debt...............................................................      7,647        6,271
Deferred revenue.............................................................      2,758        1,700
Other deferred liabilities...................................................      1,244        1,559
                                                                                 -------      -------
       Total liabilities.....................................................     14,639       13,887
                                                                                 -------      -------
MINORITY INTEREST............................................................        828          949
                                                                                 -------      -------
MANDATORILY REDEEMABLE AND CUMULATIVE CONVERTIBLE
  PREFERRED STOCK............................................................      3,160        3,158
                                                                                 -------      -------
SHAREHOLDERS' EQUITY
   Common stock, 3,000,000,000 shares authorized, par value $0.01 per share,
     909,661,678 and 906,339,273 shares issued as of September 30, 2001, and
     December 31, 2000, respectively.........................................          9            9
   Treasury stock, 22,033,758 shares.........................................       (209)        (209)
   Additional paid-in capital and other shareholders' equity.................     13,544       13,766
   Accumulated deficit.......................................................     (6,460)      (1,866)
                                                                                 -------      -------
                                                                                   6,884       11,700
                                                                                 -------      -------
       Total liabilities and shareholders' equity............................    $25,511      $29,694
                                                                                 =======      =======

   The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (In millions, except share and per share information)
                                  (Unaudited)

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                  --------------------------  --------------------------
                                                      2001          2000          2001          2000
                                                  ------------  ------------  ------------  ------------
REVENUES......................................... $        793  $        778  $      2,437  $      2,376
OPERATING EXPENSES:
 Cost of access and maintenance..................          555           443         1,624         1,272
 Other operating expenses........................          465           412         1,323         1,087
 Restructuring costs.............................          294            --           294            --
 Depreciation and amortization...................          376           321         1,168           869
                                                  ------------  ------------  ------------  ------------
                                                         1,690         1,176         4,409         3,228
                                                  ------------  ------------  ------------  ------------
OPERATING LOSS...................................         (897)         (398)       (1,972)         (852)
OTHER INCOME (EXPENSE):
 Equity in loss of affiliates....................          (16)          (16)          (47)          (39)
 Minority interest...............................           49             7           129            (6)
 Interest income.................................           14            23            56            70
 Interest expense................................         (130)         (105)         (405)         (278)
 Loss on write-down of investments...............       (2,084)           --        (2,106)           --
 Other income (expense), net.....................           12           (14)           11           (28)
                                                  ------------  ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE BENEFIT FOR INCOME TAXES................       (3,052)         (503)       (4,334)       (1,133)
 Benefit for income taxes........................          198            22           331           100
                                                  ------------  ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS..................       (2,854)         (481)       (4,003)       (1,033)
 Discontinued operations, net of tax.............         (494)          (63)         (591)         (179)
                                                  ------------  ------------  ------------  ------------
NET LOSS.........................................       (3,348)         (544)       (4,594)       (1,212)
 Charge for conversion of preferred stock........           --            --            --           (92)
 Preferred stock dividends.......................          (59)          (58)         (178)         (162)
                                                  ------------  ------------  ------------  ------------
LOSS APPLICABLE TO COMMON
  SHAREHOLDERS................................... $     (3,407) $       (602) $     (4,772) $     (1,466)
                                                  ============  ============  ============  ============
LOSS PER COMMON SHARE, BASIC AND
  DILUTED:
 Loss from continuing operations applicable to
   common shareholders........................... $      (3.28) $      (0.62) $      (4.72) $      (1.55)
                                                  ============  ============  ============  ============
 Loss from discontinued operations, net.......... $       0.06  $      (0.05) $       0.09  $      (0.20)
                                                  ------------  ------------  ------------  ------------
 Extraordinary loss on retirement of debt, net...           --         (0.02)           --         (0.02)
                                                  ------------  ------------  ------------  ------------
 Loss on disposal of discontinued operations, net        (0.62)           --         (0.76)           --
                                                  ------------  ------------  ------------  ------------
 Discontinued operations......................... $      (0.56) $      (0.07) $      (0.67) $      (0.22)
                                                  ============  ============  ============  ============
 Loss applicable to common shareholders.......... $      (3.84) $      (0.69) $      (5.39) $      (1.77)
                                                  ============  ============  ============  ============
 Shares used in computing basic and diluted loss
   per share.....................................  887,105,667   878,397,391   885,981,278   829,601,734
                                                  ============  ============  ============  ============

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                 September 30, 2001
                                                                                 -----------------
                                                                                   2001     2000
                                                                                 -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss....................................................................... $(4,594)  $(1,212)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   (Income) loss from discontinued operations...................................     (80)      161
   Loss on sale of Global Marine Systems........................................     545        --
   Loss on sale of ILEC.........................................................     208        --
   Gain on sale of GlobalCenter.................................................     (82)       --
   Extraordinary loss on retirement of debt.....................................      --        18
   Non-cash portion of restructuring costs......................................     116        --
   Gain on sale of marketable securities, net...................................      (7)       --
   Loss on write-down of investments............................................   2,106        --
   Equity in loss of affiliates.................................................      47        39
   Depreciation and amortization................................................   1,168       869
   Provision for doubtful accounts..............................................     105        61
   Stock related expenses.......................................................      16        35
   Deferred income taxes........................................................    (415)      (13)
   Minority Interest............................................................    (129)        6
   Other........................................................................     (19)      (27)
   Changes in operating assets and liabilities..................................   1,433       687
                                                                                 -------   -------
       Net cash provided by operating activities................................     418       624
                                                                                 -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment............................................  (3,282)   (2,710)
 Proceeds from sale of ILEC.....................................................   3,369        --
 Investments in and advances to/from affiliates, net............................     (65)     (123)
 Cash acquired in acquisitions..................................................      --        11
 Change in restricted cash and cash equivalents.................................      27        97
 Sales (purchases) of marketable equity securities, net.........................      61      (163)
                                                                                 -------   -------
       Net cash provided by (used in) investing activities......................     110    (2,888)
                                                                                 -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net....................................       8       772
 Proceeds from issuance of preferred stock, net.................................      --     1,112
 Proceeds from long-term debt...................................................   4,101     1,037
 Repayment of short-term borrowings.............................................  (1,000)       --
 Repayment of long term debt....................................................  (2,694)     (524)
 Preferred dividends............................................................    (164)     (123)
 Minority interest investment in subsidiary.....................................      10        84
 Other..........................................................................     (20)      (12)
                                                                                 -------   -------
       Net cash provided by financing activities................................     241     2,346
                                                                                 -------   -------
CASH FLOWS FROM DISCONTINUED OPERATIONS.........................................      54      (501)
                                                                                 -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................     823      (419)
CASH AND CASH EQUIVALENTS, beginning of period..................................   1,437     1,584
                                                                                 -------   -------
CASH AND CASH EQUIVALENTS, end of period........................................ $ 2,260   $ 1,165
                                                                                 =======   =======

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

                                 (In millions)
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                      ----------------
                                                                       2001      2000
                                                                      ------    ------
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Non-cash costs incurred for purchases of property and equipment...... $   14    $  286
                                                                      ======    ======
Acquisitions:
   Assets acquired................................................... $   --    $3,694
   Liabilities assumed and fair market value of stock options issued. $   --      (796)
                                                                      ------    ------
                                                                      $   --    $2,898
                                                                      ======    ======
Shares acquired upon sale of GlobalCenter............................ $1,918    $   --
                                                                      ======    ======
Investments in affiliates............................................ $   --    $ (523)
                                                                      ======    ======
Preferred stock issued for investment in joint venture............... $   --    $  400
                                                                      ======    ======
Preferred Stock:
   Common stock issued for preferred dividends....................... $   --    $    5
                                                                      ======    ======
   Conversion of preferred stock into common stock................... $   --    $  442
                                                                      ======    ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid and capitalized........................................ $  391    $  352
                                                                      ======    ======
Interest paid (net of capitalized interest).......................... $  274    $  219
                                                                      ======    ======
Income taxes (received) paid, net.................................... $  (87)   $   71
                                                                      ======    ======



   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In millions)
                                  (unaudited)

                                                            Three Months Ended Nine Months Ended
                                                              September 30,      September 30,
                                                            -----------------  ----------------
                                                              2001       2000   2001     2000
                                                             -------    -----  -------  -------
Net loss................................................... $(3,348)    $(544) $(4,594) $(1,212)
Unrealized gain (loss) on securities, net of tax...........      --        18      (36)     372
Reclassification adjustment for losses included in net loss   1,294        --       --       --
Unrealized loss on derivative instruments, net of tax......     (10)       --      (14)      --
Foreign currency translation adjustment....................     183       (84)     (22)    (177)
                                                             -------    -----  -------  -------
Comprehensive loss......................................... $(1,881)    $(610) $(4,666) $(1,017)
                                                             =======    =====  =======  =======



   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Dollar amounts in millions, unless otherwise stated)
                                  (unaudited)

1. Background and Organization

   Global Crossing Ltd., a Bermuda Company ("GCL" and, together with its consolidated subsidiaries, the "Company") provides telecommunications solutions over the world's first integrated global Internet Protocol ("IP") based network, which reaches 27 countries and more than 200 major cities around the globe. The Company serves many of the world's largest corporations and organizations, providing a full range of managed data and voice products and services. The Company operates throughout the Americas, Europe, and the Asia/Pacific region.

   Global Crossing's strategy is to be the premier provider of global broadband services to global enterprises. The Company has adopted this strategy to take advantage of its extensive IP-based network. The Global Crossing Network offers its customers an exceptional combination of global reach and bandwidth.

   GCL serves as a holding company for its subsidiaries' operations.

2. Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, include the accounts of GCL and its consolidated subsidiaries. All material inter-company balances and transactions have been eliminated. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

   These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts and results could differ from those estimates.

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

4. Recently Issued Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
using the purchase method of accounting. SFAS 142, which will be adopted by the Company on January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. We expect that the adoption of these accounting standards will reduce the amortization of goodwill and intangibles commencing January 1, 2002; however, recoverability reviews may result in periodic write-downs subsequent to the date of adoption.

   In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". This Statement establishes common accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The Company will adopt SFAS 143 on January 1, 2003. The Company does not expect the implementation of this standard to have a material effect on its financial position or results of operations.

   In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement formally supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of ", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". However, certain provisions of SFAS 121 and APB No. 30 have been maintained. The Company will adopt SFAS 144 on January 1, 2002 and is currently assessing the impact this new provision will have on its financial position and results of operations.

   In September of 2001, the Emerging Issues Task Force reached consensus on EITF Issue No. 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001" ("EITF 01-10"). EITF 01-10 provides accounting and disclosure guidance for losses and costs incurred as a result of the events which occurred on September 11, 2001. The Company does not believe the provisions of EITF 01-10 will have a material impact on the Company's financial position or results of operations.

5. Mergers

   The Company entered into a merger with IXnet, Inc. ("IXnet") on June 14, 2000, which has been accounted for in the accompanying condensed consolidated financial statements under the purchase method of accounting for business combinations. The purchase price and net liabilities assumed of $3,192 has been allocated to goodwill and other intangible assets and is being amortized on the straight-line method over 6-10 years.

  Pro Forma Condensed Financial Information

   The following unaudited pro forma condensed consolidated financial information of the Company has been prepared to demonstrate the results of operations had the IXnet merger, the Asia Global Crossing joint venture and subsequent initial public offering been completed at the beginning of the periods presented.

   The pro forma information does not attempt to show how the Company, after effecting the transactions described above, would actually have performed if the transactions occurred prior to the commencement of these periods. If the transactions had actually occurred in prior periods, the financial performance of the company and its constituent businesses would likely have been different. The pro forma financial information is not necessarily indicative of the future results that the company would have experienced after the completion of these transactions.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   The pro forma results of the Trading Systems and Information Transport Systems business ("IPC") of IXnet's parent company, IPC Information Systems, Inc. ("ISI") which was a party to the merger on June 14, 2000, are not included in the pro forma results below since IPC is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements (see
Note 6).

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                --------------------------  --------------------------
                                                    2001          2000          2001          2000
                                                ------------  ------------  ------------  ------------
Revenues....................................... $        793  $        778  $      2,437  $      2,430
                                                ============  ============  ============  ============
Loss from continuing operations................ $     (2,854) $       (505) $     (4,003) $     (1,282)
                                                ============  ============  ============  ============
Loss from continuing operations applicable to
  common shareholders.......................... $     (2,913) $       (563) $     (4,181) $     (1,536)
                                                ============  ============  ============  ============
Net loss....................................... $     (3,348) $       (568) $     (4,594) $     (1,461)
                                                ============  ============  ============  ============
Loss applicable to common shareholders......... $     (3,407) $       (626) $     (4,771) $     (1,721)
                                                ============  ============  ============  ============
Loss per common share, basic and diluted:
Loss from continuing operations applicable to
  common shareholders.......................... $      (3.28) $      (0.64) $      (4.72) $      (1.85)
                                                ============  ============  ============  ============
Loss applicable to common shareholders......... $      (3.84) $      (0.71) $      (5.39) $      (2.07)
                                                ============  ============  ============  ============
Shares used in computing basic and diluted loss
  per share....................................  887,105,667   878,397,391   885,981,278   829,601,734
                                                ============  ============  ============  ============

6. Discontinued Operations

   On January 10, 2001, the Company completed the sale of its complex web hosting services business, GlobalCenter, Inc., to Exodus Communications ("Exodus") for 108.2 million Exodus common shares. A gain of $82, net of tax of $44, was recorded upon the sale and has been reflected in the accompanying condensed consolidated financial statements. The value of the shares was $1,918 at the date of closing. The Company has monitored the impairment of this security in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During the three months ended September 30, 2001, the Company reduced the carrying value of its investment in Exodus Communications to $0 following the precipitous decline in the value of the common stock of Exodus since January 10, 2001 and Exodus' bankruptcy filing on September 26, 2001. As a result, the Company recorded a nonrecurring charge of $1,918 related to the Company's investment in Exodus, which comprises most of the $2,084 in losses on the write-down of strategic investments reflected in the accompanying condensed consolidated statement of operations. The Company's financial statements reflect GlobalCenter as discontinued operations.

   On June 29, 2001, the Company completed the sale of its incumbent local exchange carrier ("ILEC") business, acquired as part of its acquisition of Frontier Corporation in September 1999, to Citizens Communications Company ("Citizens"). The sale of the ILEC resulted from the consummation of the Stock Purchase Agreement, dated as of July 11, 2000 (the "Agreement"), as amended, among GCL, Global Crossing North America, Inc., an indirect wholly owned subsidiary of GCL, and Citizens. In April 2001, the Company and Citizens amended the Agreement to provide for, among other things, (i) an acceleration of the anticipated closing date for the transaction and (ii) an adjustment to the purchase price, reflecting a reduction in the amount of cash received by the Company at closing in connection with the transaction from $3,650 to $3,500, subject to adjustments concerning closing date liabilities and working capital balances, and a $100 credit, which will be applied against future services to be rendered to Citizens over a five year period. Pursuant to the transaction, the

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
parties also entered into an agreement under which Citizens will purchase long distance services from the Company for resale to the ILEC's customers. As a result of customary adjustments based on closing date liabilities and working capital balances, the Company received gross proceeds of $3,369 at closing and recorded an after-tax loss from the sale of approximately $208.

   On October 4, 2001, the Company's Board of Directors approved a plan to divest two non-core operations IPC and Global Marine Systems ("GMS"), a wholly owned subsidiary of the Company. The results of operations and financial position of IPC and GMS are shown in the accompanying condensed consolidated financial statements as discontinued operations. Due to these events the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (See Note 2) does not reflect IPC and GMS as discontinued operations.

   The Company acquired ISI and its wholly owned subsidiary IXnet in a merger transaction on June 14, 2000. IPC designs, manufactures, installs and services turret systems, which provide desktop access to time-sensitive voice communications and data for the financial services community. The Company anticipates the sale to be completed within a year. IXnet is not included in the plan of disposal.

   The Company acquired GMS, which provides subsea telecommunications cable construction and maintenance services, on July 2, 1999. The Company anticipates the sale to be completed within a year. During the quarter ended September 30, 2001, the Company recorded a write down of $545 of goodwill and intangibles that will not be realized through the sale of this business, based upon information available at the measurement date.

   Net assets and loss of discontinued operations of GlobalCenter, ILEC, IPC, and GMS as well as gain/loss on disposal of discontinued operations (GlobalCenter, ILEC and GMS), determined based upon estimated proceeds at the measurement date, consist of the following:

                                          September 30, December 31,
                                              2001          2000
                                          ------------- ------------
Balance Sheet Data:
   Assets................................    $1,275       $ 7,378
   Liabilities...........................      (506)       (1,131)
                                             ------       -------
   Net assets of discontinued operations.    $  769       $ 6,247
                                             ======       =======

                                                            Three Months Ended Nine Months Ended
                                                              September 30,      September 30,
                                                            -----------------  ----------------
                                                              2001      2000    2001      2000
                                                             -----     ----    ------    ------
Income Statement Data:
   Revenue................................................. $ 260      $463    $1,180    $1,156
   Expenses................................................   234       497     1,058     1,289
                                                             -----      ----   ------    ------
   Operating income (loss).................................    26       (34)      122      (133)
   Interest (expense) income, net..........................    (3)       (2)       (9)        5
   Other (expense) income, net.............................    (4)       10       (35)       15
   Benefit (provision) for income taxes....................    32       (19)        2       (48)
                                                             -----      ----   ------    ------
   Income (loss) from discontinued operations, net of tax..    51       (45)       80      (161)
   Extraordinary loss on retirement of debt................    --       (18)       --       (18)
   Loss on disposal of discontinued operations, net of tax.  (545)       --      (671)       --
                                                             -----      ----   ------    ------
       Discontinued operations, net of tax................. $(494)     $(63)   $ (591)   $ (179)
                                                             =====      ====   ======    ======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

7. Restructuring Costs and Related Impairments

   During the quarter ended September 30, 2001, the Company's board of directors approved a plan to effectuate the realignment and integration of the Company's current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance and sales and marketing. The realignment and integration will result in the elimination of more than 2,000 positions, primarily in the United States, across a majority of the Company's business functions and job classes. In addition, as part of the plan, a significant consolidation of offices and other related real estate facilities will occur. As a result of these initiatives, the Company recorded a restructuring charge of $294, as reflected in the accompanying condensed consolidated statement of operations for the quarter ended September 30, 2001. The components of the charge consist of $49 related to employee terminations, $189 related to facility closures and $56 related to various other items resulting from the restructuring.

   The $49 of employee related costs are comprised of severance related payments and outplacement costs for all employees to be terminated.

   The $189 of costs related to the facility closures are comprised of $104 million of continuing building lease obligations for 110 sites (commencing with the estimated date of vacating such facilities) after offsetting anticipated third-party sub lease payments, $22 related to decommissioning costs and broker commissions and $63 of impairments to the facility related assets such as leasehold improvements and office equipment. All moving and relocation expenses related to the consolidation will be expensed as incurred.

   The $56 of other restructuring costs consists principally of a $53 write-off of capitalized software that the Company will no longer utilize as a result of the continued integration of systems.

   As of September 30, 2001, 63 sites, consisting of approximately 738,000 square feet, have been vacated and the Company has reduced its workforce by approximately 1,400 employees. The Company anticipates the restructuring plan will be complete within one year.

   The Company intends to continue its restructuring initiatives to complete the integration of its prior acquisitions and to finalize the deployment of its global business model. It is anticipated that in the quarter ended December 31, 2001, additional employee reductions and real estate consolidation efforts affecting global operations will be announced. This further streamlining of operations is expected to result in the elimination of approximately an additional 1,200 positions and additional site closings. No formal plans have yet to be adopted by the Company's management for those additional restructuring activities.

   Following the sale of non-core assets (see Note 6) and the completion of anticipated employee workforce reductions the Company will employ fewer than 8,000 people in approximately 27 countries around the world.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   The table below details the activity of the restructuring reserve for the three months ended September 30, 2001:

                      Balance at June 30, 2001..... $  --
                      Additions:
                         Employee separations......    49
                         Facility closings.........   189
                         Other.....................    56
                                                    -----
                                                      294
                                                    -----
                      Deductions:
                         Employee separations......    (7)
                         Facility closings.........   (59)
                         Other.....................   (55)
                                                    -----
                                                     (121)
                                                    -----
                      Balance at September 30, 2001 $ 173
                                                    =====

8. Sale of Accounts Receivable

   On June 15, 2001, certain of the Company's indirect, wholly-owned subsidiaries (the "Subsidiaries") entered into a receivables sale agreement (the "Sale Agreement"), under which the Subsidiaries agreed to sell a defined, revolving pool of trade accounts receivable to GC Mart LLC ("GCM"), a wholly-owned, special purpose subsidiary of the Company. GCM was formed for the sole purpose of buying and selling receivables generated by the Subsidiaries. Under the Sale Agreement, the Subsidiaries agreed to irrevocably and without recourse sell their accounts receivable to GCM. Under a separate receivables purchase agreement, dated the same date (the "Purchase Agreement"), GCM agreed to sell, in turn, an undivided percentage ownership interest in these receivables to an independent issuer of receivables-backed commercial paper. Under the Purchase Agreement, the receivables continue to be serviced by Global Crossing North America, Inc. ("GCNA"), an indirect, wholly owned subsidiary of the Company. Certain of the Subsidiaries' and GCNA's obligations under the receivables facility are guaranteed by Global Crossing Holdings Ltd., a direct wholly owned subsidiary of the Company.

   This two-step transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which the Company adopted in June 2001. Since inception, the net undivided interest in receivables sold under these agreements were $143, which have been removed from the accompanying condensed consolidated balance sheet.

   On October 19, 2001, this arrangement was terminated due to the reduction of the Company's credit ratings by various rating agencies. All prospective cash collections related to this facility, up to the amount of cash received by the Company from the financing vehicle, will be remitted solely to the facility provider.

9. Derivative Instruments and Hedging Activities

   Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The statements require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for the changes in fair value of a derivative depends on

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
the use of the derivative. The cumulative effect of adopting these new accounting standards did not have a material effect on the Company's result of operations or its financial position for the periods presented in the financial statements included herein.

   The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including market price risk of equity securities it holds as investments, interest rate and foreign currency exchange risks, which exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. These derivative financial instruments take the form of collars, interest rate swap agreements and foreign currency forward contracts. The net fair market value of these instruments was not material at September 30, 2001.

   The Company designates derivatives as either fair value hedges or cash flow hedges. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive loss ("OCL") and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. At September 30, 2001, the Company only had cash flow hedges. The amounts recorded into earnings for the three and nine months ended September 30, 2001 were not material. The Company expects $42 of derivative gains included in other comprehensive loss to be reclassified to earnings within the next twelve months.

10. Net Loss Applicable to Common Shareholders

   Basic Earnings Per Share ("EPS") is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The dilutive effect of the assumed exercise of stock options and convertible securities did not have an effect on the computation of diluted loss per share for the three and nine months ended September 30, 2001 and 2000, since they were anti-dilutive.

11. Commitments and Contingencies

   The Company remained as guarantor with respect to certain GlobalCenter real estate lease agreements following the sale of GlobalCenter to Exodus in January 2001. The lease agreements related to administrative and technical facilities located throughout the United States, Europe, and the Asia/Pacific region. On an aggregated basis, the annual lease payments average approximately $70 per year over the life of the leases. The remaining lease terms are between approximately 5 to 18 years. On September 26, 2001, Exodus filed for bankruptcy protection. In October 2001, Exodus executed an agreement with the Company which provides the Company with certain rights to direct the disposition of these leasehold interests. This agreement, which is subject to the approval of the bankruptcy court and, once approved likely will substantially eliminate the risk of acceleration of payments due under these leases, which are guaranteed by the Company, as long as obligations under the leases are satisfied by Exodus or the Company as they become due. Subsequent to September 30, 2001, the Company remitted $4 to various landlords relating to these leases and pursuant to the agreements. It is the current opinion of management that annual payments under the guaranteed lease commitments can be limited to an amount that is immaterial through negotiated termination of the guarantees, discounted landlord buyouts, permitted sub-leases, and other mitigating actions, and, in any event, the satisfaction of these lease commitments would not have a material effect on the Company's financial condition. The Company is expected to complete its evaluation of those matters and its related options by December 31, 2001. The accompanying September 30, 2001 condensed consolidated balance sheet does not contain any recorded liability related to these leases.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   During the quarter, the Company entered into several agreements with various carrier customers for the purchase or lease of capacity and co-location space. These transactions were implemented in order to acquire cost-effective local network expansions; to provide for cost-effective alternatives to new construction in certain markets in which the Company anticipates shortages of capacity; and to provide additional levels of physical diversity in the network as the Company implements it global mesh architecture. The cash commitments totaled $190, $358, and $625 for the three months ended September 30, 2001, June 30, 2001, and March 31, 2001, respectively, including the cost of possible construction of the Caribbean System, described below. During the nine months ended September 30, 2001, the Company entered into a multi-year agreement to provide a carrier customer with $150 of fiber optic undersea capacity, to be provided for over the existing MAC system as well as over acquired or constructed new capacity, connecting key Caribbean markets to Miami. Subsequent to September 30, 2001, the Company elected to defer the construction of the Caribbean System to a future date saving approximately $130 of cash capital commitments in 2001 and 2002 on a combined basis.

12. Segment Information and Recurring Adjusted EBITDA

   The Company is a global provider of managed data and voice products and services. The Company has one reportable segment, which is telecommunications services. The Company's chief decision maker monitors the revenue streams of the various products and geographic locations. In addition, operations are managed and financial performance is evaluated based on the delivery of multiple, integrated services to customers over a single network.

                                                   Three Months Ended Nine Months Ended
                                                     September 30,      September 30,
                                                   ------------------ -----------------
                                                     2001     2000      2001     2000
                                                   ----      ------    ------   ------
Revenue:
Commercial........................................ $360     $  321    $1,077   $  922
Consumer..........................................   17         41        95      129
   Carrier:
       Service revenue............................  380        355     1,178      989
       Sales type lease revenue...................   --         53        18      318
       Amortization of prior period IRUs..........   36          8        69       18
                                                     ----    ------    ------   ------
   Total carrier..................................  416        416     1,265    1,325
                                                     ----    ------    ------   ------
       Consolidated revenue.......................  793        778     2,437    2,376
       Cash portion of the change in deferred
         revenue..................................  206        354     1,289      828
                                                     ----    ------    ------   ------
       Consolidated cash revenue.................. $999     $1,132    $3,726   $3,204
                                                     ====    ======    ======   ======

   Recurring Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Recurring Adjusted EBITDA, is calculated as operating loss, plus depreciation and amortization, which includes non-cash cost of capacity sold, stock related expenses, the cash portion of the change in deferred revenue, restructuring, severance, and merger-related expenses, and certain non-recurring items. This definition is consistent with financial covenants contained in the Company's major financial agreements. The Company's management uses Recurring Adjusted EBITDA to monitor compliance with its financial covenants and to measure the performance and liquidity of its reportable segment. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. The Company's calculation of Recurring Adjusted EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES

   Consideration received during the three and nine months ended September 30, 2001 of $152 and $872, respectively, which is included in the $(17) and $803 of Recurring Adjusted EBITDA below and in the $999 and $3,726 of cash revenue above, was received from significant carrier customers who signed contracts to purchase $177 and $1,058 of capacity. In addition, the Company has made cash commitments to these carrier customers of $190, $358, and $625 for the three months ended September 30, 2001, June 30, 2001, and March 31, 2001, respectively, including the cost of the possible Caribbean system construction (See Note 11 for subsequent events).

   The calculation of Recurring Adjusted EBITDA is as follows:

                                                      Three Months Ended Nine Months Ended
                                                        September 30,      September 30,
                                                      -----------------  ----------------
                                                        2001      2000     2001      2000
                                                       -----      -----  -------    -----
Operating loss....................................... $(897)     $(398)  $(1,972)   $(852)
Depreciation and amortization........................   376        321     1,168      869
Stock related expense................................     7          8        16       35
Cash portion of the change in deferred revenue.......   206        354     1,289      828
Restructuring, severance, and merger-related expenses   291          6       302       27
Tyco claims settlement...............................    --         19        --       19
                                                       -----      -----  -------    -----
Recurring Adjusted EBITDA............................ $ (17)     $ 310   $   803    $ 926
                                                       =====      =====  =======    =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts presented are in millions, unless otherwise stated.

Results of Operations for the Three Months Ended September 30, 2001, and September 30, 2000

  Revenues

   The Company offers telecommunications services to a client base consisting of commercial, consumer, and carrier businesses. We offer our customers bandwidth, data, voice, audio/video conferencing as well as other telecommunication services.

   Actual reported revenues for the three months ended September 30, 2001 and 2000 reflect the following activity:

                                        Three Months Ended
                                          September 30,
                                       -------------------
                                                 Increase/
                                       2001 2000 (Decrease)
                                       ---- ---- ----------
Commercial............................ $360 $321    $ 39
                                       ---- ----    ----
Consumer..............................   17   41     (24)
                                       ---- ----    ----
Carrier:
   Service Revenue....................  380  355      25
   Sales Type Lease Revenue...........   --   53     (53)
   Amortization of prior period IRU's.   36    8      28
                                       ---- ----    ----
Total Carrier.........................  416  416      --
                                       ---- ----    ----
   Total Revenues..................... $793 $778    $ 15
                                       ==== ====    ====

   Revenues for the three months ended September 30, 2001 increased $15 over the same period ended September 30, 2000 due to growth in the commercial sector offset by a decline in consumer revenue and flat results from our carrier group. Commercial revenue increased $39 over third quarter results from the previous year, a 12% increase, mainly driven by growth in data services such as private line, frame relay, ATM, and IP services. The increase in demand for these services has been primarily driven by the expansion of our network compared to the same period in the prior year as well as an increase in demand for data centric services.

   Revenue from the Consumer sector continues to decline as a result of the Company's continuing de-emphasis of this business segment. Revenues for the current period were $17 compared to $41 for the same period in the prior year, a $24 decrease.

   Revenues from our Carrier business segment were unchanged from the third quarter of 2000. The flat performance is due to an increase of $25 and $28 in Carrier Service Revenue and the amortization of prior period IRU's, respectively, offset by a $53 decline in Sales Type Lease revenue. Carrier voice service revenue of $279 increased by $39 over the same period in 2000. This 16% increase was driven by the expansion of our domestic and international networks over the past twelve months. However, revenue from Carrier data services decreased $14 compared to the third quarter of 2000 resulting from certain carrier data customers who maximized their own network utilization, thereby delaying the need to renew or extend leases for data services such as private line, frame relay, ATM and IP. In addition, OA&M revenue was relatively flat compared to the third quarter of the prior year due to a weak IRU carrier market as many network providers deferred purchases of wholesale capacity during the quarter. The Company did not record any sales-type lease revenue during the current quarter.

   The Company is a supplier of network services to Exodus Communications ("Exodus") under a ten-year contract. Revenue received from Exodus for the three months ended September 30, 2001 in connection with these contracts is not material to the Company's condensed consolidated statement of operations.

   The amortization of prior period IRU's increased $28 over the three month period ended September 30, 2000. This increase is primarily driven by an increase in the number of IRU agreements entered into by our carrier customers over the past year.

  Operating Expenses

   Components of operating expenses for the three months ended September 30, 2001 and 2000 were as follows:

                                              Three Months Ended
                                                September 30,
                                           ------------------------
                                                         Increase /
                                            2001   2000  (Decrease)
                                           ------ ------ ----------
            Cost of access and maintenance $  555 $  443    $112
            Other operating expenses......    465    412      53
            Restructuring costs...........    294     --     294
            Depreciation and amortization.    376    321      55
                                           ------ ------    ----
               Total Operating Expenses... $1,690 $1,176    $514
                                           ====== ======    ====

   Operating expenses for the three months ended September 30, 2001 were $1,690 compared to $1,176 for the three months ended September 30, 2000. The increase is primarily driven by the restructuring initiative undertaken by the Company in the current period as well as by an increase in cost of access and maintenance.

   Cost of access and maintenance increased $112 over the three months ended September 30, 2000. The increase is primarily due to continued growth in domestic and international voice and data products in North America and the expansion of our network into Asia and Latin America. North America experienced growth in domestic call volume resulting in an increase in domestic access costs. International call volume also increased, however, the volume was partially offset by declining call rates. In addition, several of our systems became ready for service ("RFS") during or subsequent to the three month period ended September 30, 2000, including Pacific Crossing-1; PAC, which connects the western United States with Central and South America, as well as the Caribbean; and phases I and II of South American Crossing. As a result, the Company recorded third party maintenance costs associated with these systems during the three months ended September 30, 2001, whereas no third party maintenance costs were incurred during the same period in 2000 when these systems were not yet RFS.

   Other operating expenses increased $53 over the same period in 2000 primarily due to the continued expansion of our network and business. OA&M costs have increased over the prior period as new systems such as PC-1, PAC, and SAC have become operational. Selling, general and administrative costs have also increased during the three months ended September 30, 2001. The increase is primarily due to increases in bad debt expense, commissions, and professional fees. Due to the downturn in the economy and particularly the telecommunications industry, the Company has experienced an increase in bad debt expense over the same period in 2000. Commissions also increased over the same period in 2000 due to an increase in value of customer agreements executed during the current period compared to the prior year as well as an increase in the number of sales personnel. Lastly, professional fees increased during the current period due primarily to an increase in the number of projects undertaken by the Company requiring professional service firms.

   During the quarter ended September 30, 2001, the Company's board of directors approved a plan to effectuate the realignment and integration of the Company's current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance and sales and marketing. The realignment and integration will result in the elimination of more than 2,000 positions, primarily in the United States, across a majority of the Company's business functions and job classes. In addition, as part of the plan, a significant consolidation of offices and other related real estate facilities will occur. As a result of these initiatives, the Company recorded a restructuring charge of $294, as reflected in the accompanying condensed consolidated statement of operations for the quarter ended September 30, 2001. The components of the charge consist of $49 related to employee terminations, $189 related to facility closures and $56 related to various other items resulting from the restructuring.

   Depreciation and amortization increased $55 over the same three month period ended September 30, 2000. The increase is primarily driven by systems which became operational during or subsequent to September 30, 2000 and, therefore, only a partial quarter of depreciation expense was recorded in the prior year.

   Other significant components of our Statement of Operations for the three months ended September 30, 2001, and 2000 include the following:

                                                Three Months Ended
                                                  September 30,
                                            --------------------------
                                                            Increase /
                                             2001    2000   (Decrease)
                                            -------  -----  ----------
          Minority interest................ $    49  $   7    $   42
          Interest expense, net............ $  (130) $(105)   $   25
          Loss on write-down of investments $(2,084) $  --    $2,084

   Minority interest represents the portion of net income or loss applicable to third parties who are minority shareholders in less than wholly owned consolidated subsidiaries of the Company. Minority interest of $49 for the three months ended September 30, 2001, represents the portion of net loss recorded by our less than wholly owned consolidated subsidiaries such as Asia Global Crossing Ltd. ("AGC"), Pacific Crossing Ltd. ("PCL"), and AGC Taiwan which is applicable to minority shareholders of those entities. During the three months ended September 30, 2000, our less than wholly owned consolidated subsidiaries, AGC and PCL, recorded a net loss resulting in minority interest of $7.

   Interest expense, net increased $25 during the three months ended September 30, 2001 as compared to the same period in 2000 and is primarily attributable to (i) the issuance by AGC of Senior Notes totaling $408 in October 2000; (ii) the issuance by Global Crossing Holdings Ltd., a wholly-owned subsidiary of the Company, of senior notes totaling $1,000 in January 2001 and; (iii) a decrease in the amount of interest capitalized as our network is completed. These factors were offset by the fact that debt related to the ILEC was transferred to Citizens Communications in June 2001 and the repayment of Racal's senior secured credit facility in the 4th quarter of 2000.

   On January 10, 2001, the Company completed the sale of GlobalCenter to Exodus Communications and received 108.2 million Exodus common shares, valued at $1,918 at the closing. During the three months ended September 30, 2001, the Company reduced the carrying value of its investment in Exodus Communications to $0 following the precipitous decline in the value of the common stock of Exodus since January 10, 2001 and Exodus' bankruptcy filing on September 26, 2001. As a result, the Company recorded a nonrecurring charge of $1,918 related to the Company's investment in Exodus, which comprises most of the $2,084 in losses on the write-down of strategic investments reflected in the accompanying condensed consolidated statement of operations.

Results of Operations for the Nine Months Ended September 30, 2001, and September 30, 2000

   Actual reported revenues for the nine months ended September 30, 2001 and 2000 reflect the following changes by segment:

                                                  Nine Months Ended
                                                    September 30,
                                               -----------------------
                                                             Increase /
                                                2001   2000  (Decrease)
                                               ------ ------ ----------
        Commercial............................ $1,077 $  922   $ 155
        Consumer..............................     95    129     (34)
        Carrier:
           Service Revenue....................  1,178    989     189
           Sales Type Lease Revenue...........     18    318    (300)
           Amortization of prior period IRU's.     69     18      51
                                               ------ ------   -----
        Total Carrier.........................  1,265  1,325     (60)
                                               ------ ------   -----
           Total Revenues..................... $2,437 $2,376   $  61
                                               ====== ======   =====

   Revenues for the nine months ended September 30, 2001 increased $61 over the same period ended September 30, 2000 due to growth in the commercial sector offset by a decline in consumer and carrier revenues. Commercial revenue increased $155 over the same period in 2000, a 17% increase, mainly driven by growth in data services such as private line, frame relay, ATM and IP services. The increase in demand for these services has been primarily driven by the expansion of our network compared to the same period in the prior year as well as an increase in demand for data centric services. On June 14, 2000, the Company acquired IXnet, Inc. The impact of this transaction, on a pro forma basis, would result in an increase in Commercial revenue of $101 for the nine months ended September 30, 2001 compared to the same period in 2000.

   Revenues from the Consumer sector continues to decline as a result of the Company's continuing de-emphasis of this business. Revenues for the current period were $95 compared to $129 for the same period in the prior year, a $34 decrease.

   Revenues from our Carrier business segment for the nine months ended September 30, 2001 decreased $60 compared to the same period in 2000. This decrease is primarily due to a decline in sales-type lease revenue offset by an increase in service revenue and amortization of prior period IRU's. Within carrier service revenue, voice services experienced a $90 increase, or 12%, and data services increased $73, or 36%, over the same period in the prior year. Growth in these areas is primarily due to the expansion of our network domestically as well as internationally. OA&M revenue also increased due to the completion of several new systems, such as EAC, PAC, SAC, and Mexico Crossing, subsequent to the nine month period ended September 30, 2000. Revenues from sales-type leases decreased $300 over the same nine month period in 2000.

   The amortization of prior period IRU's increased $51 over the nine month period ended September 30, 2000. This increase is primarily driven by an increase in the number of IRU agreements entered into by our carrier customers over the past year.

   The Company is a supplier of network services to Exodus Communications ("Exodus") under a ten-year contract. Revenue received from Exodus for the nine months ended September 30, 2001 in connection with these contracts is not material to the Company's condensed consolidated statement of operations.

  Operating Expenses

   Components of operating expenses for the nine months ended September 30, 2001 and 2000 were as follows:

                                              Nine Months Ended
                                                September 30,
                                           ------------------------
                                                         Increase /
                                            2001   2000  (Decrease)
                                           ------ ------ ----------
            Cost of access and maintenance $1,624 $1,272   $  352
            Other operating expenses......  1,323  1,087      236
            Restructuring costs...........    294     --      294
            Depreciation and amortization.  1,168    869      299
                                           ------ ------   ------
               Total Operating Expenses... $4,409 $3,228   $1,181
                                           ====== ======   ======

   Cost of access and maintenance increased $352 over the nine months ended September 30, 2000. The increase is primarily due to continued growth in domestic and international voice and data products in North America and the expansion of the network into Asia and Latin America. North America experienced growth in domestic call volume resulting in an increase in domestic access costs. International call volume also increased, however, international access costs were partially offset by declining call rates. In addition, several of our systems became RFS during or subsequent to the nine month period ended September 30, 2000, including Pacific Crossing-1, PAC and phases I and II of South American Crossing. As a result, the Company recorded third party maintenance costs associated with these systems during the nine months ended September 30, 2001, whereas no third party maintenance costs were incurred during the same period in 2000 when these systems were not yet RFS.

   Other operating expenses increased $236 over the same period in 2000 primarily due to the continued expansion of our network and business. Internal OA&M costs have increased over the prior period as new systems such as PC-1, PAC, and SAC have become operational. Selling, general and administrative costs have also increased during the nine months ended September 30, 2001. The increase is primarily due to increases in bad debt expense, commissions, and professional fees. Due to the downturn in the economy and particularly the telecommunications industry, the Company has experienced an increase in bad debt over the same period in 2000. Commissions also increased over the same period in 2000 due to an increase in the value of customer agreements executed during the current period compared to the prior year as well as an increase in the number of sales personnel. Lastly, professional fees increased during the current period due primarily to an increase in the number of projects undertaken by the Company requiring professional service firms.

   During the quarter ended September 30, 2001, the Company's board of directors approved a plan to effectuate the realignment and integration of the Company's current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance and sales and marketing. The realignment and integration will result in the elimination of more than 2,000 positions, primarily in the United States, across a majority of the Company's business functions and job classes. In addition, as part of the plan, a significant consolidation of offices and other related real estate facilities will occur. As a result of these initiatives, the Company recorded a restructuring charge of $294, as reflected in the accompanying condensed consolidated statement of operations for the quarter ended September 30, 2001. The components of the charge consist of $49 related to employee terminations, $189 related to facility closures and $56 related to various other items resulting from the restructuring.

   Depreciation and amortization increased $299 over the same nine month period ended September 30, 2000. The increase is primarily driven by systems that became operational during or subsequent to the nine month period ended September 30, 2000 and therefore, only a partial period of depreciation expense was recorded in the prior year.

   Other significant components of our Statement of Operations for the nine months ended September 30, 2001, and 2000 include the following:

                                                Nine Months Ended
                                                  September 30,
                                       -----------------------------------
                                        2001    2000   Increase/(Decrease)
                                       -------  -----  -------------------
     Minority interest................ $   129  $  (6)       $  135
     Interest expense, net............ $  (405) $(278)       $  127
     Loss on write-down of investments $(2,106) $  --        $2,106

   Minority interest represents the portion of net income or loss applicable to third parties who are minority shareholders in less than wholly-owned consolidated subsidiaries of the Company. Minority interest of $129 for the nine months ended September 30, 2001, represents the portion of net loss recorded by our less than wholly-owned consolidated subsidiaries such as AGC, PCL and AGC Taiwan, which is applicable to minority shareholders of those entities. During the nine months ended September 30, 2000, our less than wholly-owned consolidated subsidiaries, AGC and PCL, recorded net income from operations resulting in minority interest of $(6).

   Interest expense, net increased $127 during the nine months ended September 30, 2001 and is primarily attributable to (i) the issuance by AGC of Senior Notes totaling $408 in October 2000; (ii) the issuance by Global Crossing Holdings Ltd., a wholly-owned subsidiary of the Company, of senior notes totaling $1,000 in January

2001; (iii) the addition to the Senior Secured Credit Facility of $550 and;
(iv) a decrease in the amount of interest capitalized as our network nears completion. These factors were offset by the fact that debt related to the ILEC was transferred to Citizens Communications in June 2001 and the repayment of Racal's senior secured credit facility in the 4th quarter of 2000.

   On January 10, 2001, the Company completed the sale of GlobalCenter to Exodus Communications and received 108.2 million Exodus common shares, valued at $1,918 at the closing. During the nine months ended September 30, 2001, the Company reduced the carrying value of its investment in Exodus Communications to $0 following the precipitous decline in the value of the common stock of Exodus since January 10, 2001 and Exodus' bankruptcy filing on September 26, 2001. As a result, the Company recorded a nonrecurring charge of $1,918 related to the Company's investment in Exodus, which comprises most of the $2,084 in losses on the write-down of strategic investments reflected in the accompanying condensed consolidated statement of operations.

Liquidity and Capital Resources

   At September 30, 2001, the Company had available cash and cash equivalents of $2,260, as well as restricted cash and cash equivalents of $119. The $1,700 in capacity under our corporate credit facility was fully utilized as of that date. On October 4, 2001 the Company announced its intent to divest two non-core operations, Global Marine Systems, and IPC. The Company's existing cash balances, cash from operations (including the sale of IRU's) and the proceeds from the proposed sale of assets will serve as the Company's principal sources of liquidity for the remainder of 2001 and 2002.

   On January 10, 2001, the Company completed the sale of its complex web hosting services business, GlobalCenter, Inc., to Exodus Communications ("Exodus") for 108.2 million Exodus common shares. A gain of $82, net of tax of $44, was recorded upon the sale and has been reflected in the accompanying condensed consolidated financial statements. The value of the shares was $1,918 at the date of closing. The Company has monitored the impairment of this security in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During the three months ended September 30, 2001, the Company reduced the carrying value of its investment in Exodus Communications to $0 following the precipitous decline in the value of the common stock of Exodus since January 10, 2001 and Exodus' bankruptcy filing on September 26, 2001. As a result, the Company recorded a nonrecurring charge totaling $2,084 representing losses on the write-down of strategic investments, including $1,918 related to the Company's investment in Exodus, which is reflected on the accompanying condensed consolidated statement of operations. The Company's financial statements reflect GlobalCenter as discontinued operations.

   The Company remained as guarantor with respect to certain GlobalCenter real estate lease agreements following the sale of GlobalCenter to Exodus in January 2001. The lease agreements related to administrative and technical facilities located throughout the United States, Europe, and the Asia/Pacific region. On an aggregated basis, the annual lease payments average approximately $70 per year over the life of the leases. The remaining lease terms are between approximately 5 to 18 years. On September 26, 2001, Exodus filed for bankruptcy protection. In October 2001, Exodus executed an agreement with the Company which provides the Company with certain rights to direct the disposition of these leasehold interests. This agreement, which is subject to the approval of the bankruptcy court and, once approved likely will substantially eliminate the risk of acceleration of payments due under these leases, which are guaranteed by the Company, as long as obligations under the leases are satisfied by Exodus or the Company as they become due. Subsequent to September 30, 2001, the Company remitted $4 to various landlords relating to these leases and pursuant to the agreements. It is the current opinion of management that annual payments under the guaranteed lease commitments can be limited to an amount that is immaterial through negotiated termination of the guarantees, discounted landlord buyouts, permitted sub-leases, and other mitigating actions, and, in any event, the satisfaction of these lease commitments would not have a material effect on the Company's financial condition. The Company is expected to complete its evaluation of those matters and its related options by December 31, 2001. The accompanying September 30, 2001 condensed consolidated balance sheet does not contain any recorded liability related to these leases.

   On June 15, 2001, certain of the Company's indirect, wholly-owned subsidiaries (the "Subsidiaries") entered into a receivables sale agreement (the "Sale Agreement"), under which the Subsidiaries agreed to sell a defined, revolving pool of trade accounts receivable to GC Mart LLC ("GCM"), a wholly-owned, special purpose subsidiary of the Company. GCM was formed for the sole purpose of buying and selling receivables generated by the Subsidiaries. Under the sale Agreement, the Subsidiaries agreed to irrevocably and without recourse sell their accounts receivable to GCM. Under a separate receivables purchase agreement, dated the same date (the "Purchase Agreement"), GCM agreed to sell, in turn, an undivided percentage ownership interest in these receivables to an independent issuer of receivables-backed commercial paper. Since inception, the net undivided interest in receivables sold under these agreements were $143, which have been removed from the accompanying condensed consolidated balance sheet. On October 19, 2001 this arrangement was terminated due to the reduction of the Company's credit ratings by various rating agencies. All prospective cash collections related to this facility, up to the amount of cash received by the Company from the financing vehicle, will be remitted solely to the facility provider.

   Concurrently with the initial public offering of common stock of our Asia Global Crossing subsidiary ("AGC") in October 2000, we entered into a subordinated standby credit facility in which we agreed to lend to AGC up to $400. The Company has committed to keep half of this facility available for borrowings until December 31, 2002 and has committed to keep the remainder of this facility available for borrowings until AGC achieves certain performance targets. The credit facility will mature six months after the maturity date for AGC's senior notes due 2010 that were offered concurrently with AGC's initial public offering, and no principal will be payable on the standby credit facility until maturity.

   During the quarter ended September 30, 2001, the Company's board of directors approved a plan to effectuate the realignment and integration of the Company's current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance and sales and marketing. The realignment and integration will result in the elimination of more than 2,000 positions, primarily in the United States, across a majority of the Company's business functions and job classes. In addition, as part of the plan a significant consolidation of offices and other related real estate facilities will occur. As a result of these initiatives, the Company recorded a restructuring charge of $294, as reflected in the accompanying condensed consolidated statement of operations for the quarter ended September 30, 2001. The components of the charge consist of $49 related to employee terminations, $189 related to facility closures and $56 related to various other items resulting from the restructuring.

   The Company intends to continue its restructuring initiatives to complete the integration of its prior acquisitions and to finalize the deployment of its global business model. It is anticipated that in the quarter ended December 31, 2001 additional employee reductions and real estate consolidation efforts will be announced. This further streamlining of operations is expected to result in the elimination of approximately an additional 1,200 positions and additional site closings. These additional initiatives will also focus on reducing discretionary spending being committed to by the Company including capital expenditures, advertising, professional fees and travel, among others.

   This expanded plan is expected to result in annualized expense reductions significantly greater than the $160-$170 previously announced. The expected charge to be incurred during the quarter ended December 31, 2001 has not yet been determined. Following the sale of non-core assets (see Note 6) and the completion of anticipated employee workforce reductions the Company will employ fewer than 8,000 people in approximately 27 countries around the world.

   During the fourth quarter of 2001, while the Company continues to implement its employee reduction and real estate consolidation plan, along with redefining its short and long-term business plans, a complete evaluation of long-lived assets will be performed due to changes in market conditions. It is anticipated that this evaluation may result in a material write-down of goodwill and other intangibles included in the accompanying condensed consolidated September 30, 2001 balance sheet. The Company is still in the process of determining the magnitude of the write-down, which the amount is not yet determinable. The results of discontinued operations through September 30, 2001 already reflect a $545 million write-down of goodwill and intangibles related to the planned disposition of Global Marine Systems Ltd. which is reflected as part of the discontinued operations in the accompanying condensed consolidated statement of operations for the period ending September 30, 2001. Any writedown of long lived assets including goodwill would be a non-cash charge and have no impact on the Company's available cash and cash equivalents.

   Net cash provided by operating activities was $418 and $624 for the nine months ended September 30, 2001 and 2000, respectively. The decrease is primarily due to increases in operating losses, resulting from declining market conditions and increases in operating costs in our emerging areas of operations in continental Europe, Latin America and Asia and costs to maintain our expanding worldwide network.

   Net cash provided by (used in) investing activities was $110 and $(2,888) for the nine months ended September 30, 2001 and 2000, respectively. The increase is primarily due to the receipt of $3,369 in proceeds from the sale of the ILEC, which closed on June 29, 2001. Of the proceeds, $1,000 was used to repay a short-term bridge loan due upon the sale of the ILEC, $1,500 was used to reduce the outstanding borrowings under the corporate credit facility and the remainder for general corporate purposes. The increase in cash provided by these proceeds was offset by an increase in cash used for purchases of property and equipment as the Company continued to build out and complete its network over the past year.

   We entered into several agreements with various carrier customers for the purchase or lease of capacity and co-location space. These transactions were implemented in order to acquire cost-effective local network expansions; to provide for cost-effective alternatives to new construction in certain markets in which the Company anticipates shortages of capacity; and to provide additional levels of physical diversity in the network as the Company implements its global mesh architecture. The cash commitments totaled $190, $358 and $625 for the three months ended September 30, June 30 and March 31, 2001, respectively, including the cost of the possible construction of the Caribbean system previously mentioned. Subsequent to September 30, 2001, the Company elected to defer the construction of the system to a future date saving approximately $130 of cash capital commitments in 2001 and 2002 on a combined basis.

   Furthermore, during the quarter ended June 30, 2001 we completed our core network, which links 27 countries and over 200 major cities in Europe, North America, South America and Asia. The accompanying condensed consolidated balance sheet as of September 30, 2001 includes approximately $781 of accrued construction costs. Cash paid for capital expenditures for 2001, including spending by Asia Global Crossing and our recently announced discontinued operations of Global Marine Systems and IPC Information Systems, is expected to be less than $4,300, an amount that includes approximately $1,000 of previously announced capital spending from the 2000 capital program for which payment has been made in 2001. The expected capital spend for 2001 has been lowered from previous estimates ranging from $4,900 to $5,100 due to: (i) lower network volume, (ii) increased network efficiency, (iii) use of existing inventories and (iv) improved vendor pricing.

   Net cash provided by financing activities was $241 and $2,346 for the nine months ended September 30, 2001 and 2000, respectively. The decrease is primarily due to an increase in cash used for the repayment of outstanding indebtedness. During the nine months ended September 30, 2001, the Company repaid $2,694 of long-term debt and $1,000 of short-term borrowings of which approximately $2,500 was provided by proceeds received from the sale of the ILEC. The increase in the amount repaid compared to the same period in 2000 was offset by an increase in the amount drawn against existing credit facilities during the current period. The Company also entered into prepaid variable forward sales contracts relating to certain strategic investments during the three months ended June 30, 2001, which allowed the Company to borrow up to $61 with an interest rate of LIBOR + 50 basis points, reset quarterly for any outstanding amount. During October 2001, due to the reduction in the Company's credit ratings, the outstanding borrowings of $61 under this agreement was called. As a result, the outstanding debt was repaid, the forward sales contract was closed, and upon receipt of the returned shares in the strategic investment, the Company sold those shares. The net impact of this activity resulted in a cash outflow of approximately $11 and gains in excess of $42, which will be reflected in the condensed consolidated statement of operations for the quarter ended December 31, 2001.

   The Company's ongoing liquidity will depend upon a number of factors, including our available cash resources, cash flows from operations, the impacts of our planned realignment and integration efforts, the proceeds from the sale of non-core assets, funding of contingent liabilities and our effecting modifications to restrictive covenants contained in our financing agreements. Although the Company remains in compliance with these covenants, in order to maintain such compliance, we anticipate that modifications to certain financial and non-financial covenants contained in our financing agreements will be required. There can be no assurances, however, in this regard. In the event we are unsuccessful in negotiating these modifications, or if our expectations regarding any of the other factors enumerated above are not realized, we may be required to reduce capital expenditures, sell additional assets, restructure all or a portion of our existing debt or obtain additional financing.

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

   . the impact of technological change; and

  . the ability to comply with covenants in our financing agreements or to obtain necessary modifications to these agreements.

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

                                                                                                  Fair Value
Expected maturity dates                            2001 2002 2003 2004   2005 Thereafter Total   Sept 30, 2001
-----------------------                            ---- ---- ---- -----  ---- ---------- ------  -------------
8.70% Senior Notes due 2007.......................  --   --   --     --   --    $1,000   $1,000     $  413
  Average interest rates--fixed...................                                 8.7%
9 1/2% Senior Notes due 2009......................  --   --   --     --   --    $1,100   $1,100     $  454
  Average interest rates--fixed...................                                 9.5%
9 1/8% Senior Notes due 2006......................  --   --   --     --   --       900      900        392
  Average interest rates--fixed...................                                 9.1%
9 5/8% Senior Notes due 2008......................  --   --   --     --   --       800      800        346
  Average interest rates--fixed...................                                 9.6%
Asia Global Crossing 13 3/8% Senior Notes Due 2010  --   --   --     --   --       408      408        220
  Average interest rates--fixed...................                                13.4%
Senior Secured Credit Facility--Revolving.........  --   --   --  1,655   --        --    1,655      1,655
  Average interest rates--variable................                                           (a)
Senior Secured Credit Facility--Term Loan B.......   1    4    4      4  269       267      549        549
  Average interest rates--variable................                                           (b)
9% Medium-Term Notes due 2021.....................  --   --   --     --   --       100      100         60
  Average interest rates--fixed...................                                 9.0%
9.3% Medium-Term Note due 2001....................  --   --   --     20   --        --       20         15
  Average interest rates--fixed...................                  9.3%
7 1/4% Senior Notes due 2004......................  --   --   --    300   --        --      300        223
  Average interest rates--fixed...................                  7.3%
6% Dealer Remarketed Securities ("Drs") Due 2003..  --   --  200     --   --        --      200        157
  Average interest rates--variable................  --   --   --     --   --        --       (c)        --
Prepaid Variable Forward Transaction..............  61   --   --     --   --        --       61         61
  Average interest rates--variable................  --   --   --     --   --        --       (d)        --
Pacific Crossing Term Loan A......................  48   79  100    113   90        --      430        430
  Average interest rates--variable................                                           (e)
Pacific Crossing Term Loan B......................  23    3    3      3    3       267      302        302
  Average interest rates--variable................                                           (f)
Other.............................................  --    2   --     --    3        --        5          5
  Average interest rates--variable................                                           (g)
DERIVATIVE INSTRUMENTS
Interest rate swap floating for fixed--
  Contract notional amount........................  --   --   --     --  500        --      500        (15)
  Fixed rate paid by GCL..........................                       5.0%                           (i)
  Floating rate paid by counterparty..............                        (h)

--------
(a) The interest rate is determined by reference to Global Crossing's senior secured debt credit rating. As of September 30, 2001, the applicable interest rate is US dollar LIBOR + 2.25% or the Prime Rate +1.25%.
(b) The interest rate is US dollar LIBOR + 2.75% or the Prime Rate + 1.75%. The effective interest rate was 6.5% as of September 30, 2001.
(c) The interest rate is fixed at 6.0% until October 2003. At that time, the remarketing dealer (J.P. Morgan Chase) has the option to remarket the notes at prevailing interest rates or tender the notes for redemption. During October 2001, J.P. Morgan Chase exercised its put option under the agreement, which modified the maturity date of the securities from October 2013 to October 2003.
(d) The interest rate is 3 months US dollar LIBOR + 0.50%. The effective interest rate was 3.7% as of September 30, 2001.
(e) The interest rate is 1-month US dollar LIBOR + 2.00%, which was 4.7% as of September 30, 2001.
(f) The interest rate is 1 month US dollar LIBOR + 2.25%, which was 4.9% as of September 30, 2001.
(g) Various fixed and floating-rate obligations with effective interest rates from 0% to 9.0%.
(h) The interest rate received on the interest rate swap is 1 month US dollar LIBOR, which was 2.7% as of September 30, 2001. The interest rate paid by the Company is fixed as 5.0%.
(i) The notional amount of the derivative contracts is used to calculate par value. Mark-to-market gains/(losses) on the derivative transactions are listed in the fair value columns.

  Foreign Currency Risk

   For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying condensed consolidated statements of operations. None of our translation adjustments were material for the nine months ended September 30, 2001 and 2000.

   For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. For the nine months ended September 30, 2001 and 2000, we incurred foreign currency translation losses of $22 and $177, respectively.

   The Company uses foreign currency forward transactions to hedge exposure to foreign currency exchange rate fluctuations. The Euro was the principal currency hedged by us. Changes in the value of forward foreign exchange contracts, which are designated as hedges of foreign currency denominated assets and liabilities, are classified in the same manner as changes in the underlying assets and liabilities.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

   On July 16, 1999, Frontier Communications Corporation ("Frontier") was served with a summons and complaint in a lawsuit commenced in New York State Supreme Court, New York County, by a Frontier shareholder alleging that Frontier and its board breached their fiduciary duties by failing to obtain the highest possible acquisition price for Frontier in the definitive merger agreement with the Company. The action was framed as a purported class action and sought compensatory damages and injunctive relief. The claims against Frontier were asserted in the same action as similar but separate claims against US West, Inc. However, the claims against Frontier were severed from the US West claims. In February 2000, the court granted the Company's motion to transfer the action to Monroe County. On February 11, 2001, the Company moved to dismiss all claims against it. On October 18, 2001, the court granted the Company's motion and the complaint was dismissed with prejudice.

   On October 4, 2001, GCL entered into agreements with TyCom (US) Inc. settling the Company's pending lawsuit against Tyco Submarine Systems Ltd. in the United States District Court for the Southern District of New York related to Tyco's agreements to install the South American Crossing fiber-optic cable system. On the same date, the parties also entered into agreements settling the outstanding arbitration claims between them concerning contracts for the development of the Atlantic Crossing-1 fiber-optic cable system. The settlements had no adverse effect on GCL's financial position or results of operation.

   In May 2001, a purported class action was commenced against three of the Company's subsidiaries in the United States District Court for the Southern District of Illinois. The complaint alleges that the Company had no right to install a fiber optic cable in rights-of-way granted by the plaintiffs to certain railroads. Pursuant to an agreement with Qwest Communications Corporation, the Company has an indefeasible right to use certain fiber optical cables in a fiber optic communications system constructed by Qwest within the rights-of way. The complaint alleges that the railroads had only limited rights-of-way granted to them which did not include permission to install fiber optic cable for use by Qwest or any other entities. The action purports to be brought on behalf of a national class of landowners whose property underlies or is adjacent to a railroad right-of-way within which the fiber optic cables have been installed. The case has not been certified by the court as a class action. The action seeks actual damages in an unstated amount and alleges that the wrongs done by the Company involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. The Company has made a demand of Qwest to defend and indemnify the Company in the lawsuit. Qwest has appointed defense counsel to protect the Company's interests. In July 2001, the Company moved to dismiss the claims asserted against two of the defendants and filed an answer to the complaint on behalf of the third. Plaintiffs have also filed essentially identical claims in the Illinois state court and the Company has now removed the state court action to federal court. The Company believes both actions to be without merit and will continue to defend itself aggressively.

   On June 28, 2001, 360networks Inc. and several of its operating subsidiaries filed for protection under the Companies' Creditors Arrangement Act (CCAA) in the Supreme Court of British Columbia, Canada. 360networks' principal U.S. subsidiary, 360networks (USA) Inc., and 22 of its affiliates concurrently filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Subsidiaries of 360networks have also instituted insolvency proceedings in Europe and additional subsidiaries have joined in the filing in British Columbia. 360networks has been both a network customer of Global Crossing as well as a network supplier to Global Crossing. Global Crossing has contracted with some subsidiaries of 360networks Inc. that are subject to these insolvency proceedings. Global Crossing is actively monitoring the various bankruptcy and insolvency proceeds relating to 360networks.

   Commencing in late July 2001, thirteen purported class action lawsuits were filed in the United States District Court for the Southern District of New York against GCL, certain of its present and former directors and executive officers, and certain of the investment banks that underwrote GCL's initial public offering ("IPO") in

August 1998 (the "Underwriters"). Frontier (which merged with Global Crossing in 1999) and several of its former directors and executive officers are also named as defendants in two of the cases. The complaints allege that the Underwriters improperly (1) solicited and received additional, excessive and undisclosed commissions in exchange for allocations of shares of GCL common stock in the IPO and (2) tied allocations of IPO stock to purchases of additional GCL shares in the after-market. The complaints further allege that the registration statement and prospectus for the IPO (and the proxy statement for the Frontier merger) should have disclosed the allegedly improper actions taken by the Underwriters and that the named defendants are responsible for those omissions. GCL intends to vigorously defend itself against the lawsuits and is seeking indemnification from the Underwriters.

Item 2. Changes in Securities and Use of Proceeds

   Not applicable.

Item 3. Defaults Upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 5. Other Information

   After giving effect to changes occurring during the year 2001 in the composition of our board of directors and the committees thereof, the following table sets forth the names, ages and positions (including board committee memberships) of our directors as of November 13, 2001. Additional biographical information concerning these individuals is provided in the text following the table.

Name                   Age Positions with Global Crossing
----                   --- ------------------------------
Gary Winnick.......... 54  Chairman of the Board and Director; Chairman of Executive Committee
Lodwrick M. Cook...... 73  Co-Chairman of the Board and Director; Chairman, Global Marine
                           Systems; Chairman of Nominating Committee and member of Executive
                           Committee
Mark Attanasio........ 44  Director; Member of Compensation and Executive Committees
Norman Brownstein..... 58  Director; Member of Nominating Committee
Joseph P. Clayton..... 52  Director; Vice Chairman of the Board
William S. Cohen...... 61  Director; Member of Audit, Compensation and Nominating Committees
Steven J. Green....... 56  Director; Member of Executive Committee
Eric Hippeau.......... 50  Director; Chairman of Audit Committee and member of Nominating
                           Committee
Geoffrey J.W. Kent.... 59  Director; Chairman of Compensation Committee
Maria Elena Lagomasino 52  Director; Member of Audit Committee
John J. Legere........ 43  Director; Chief Executive Officer; Chief Executive Officer of Asia Global
                           Crossing Ltd.

   Gary Winnick--Mr. Winnick is the Founder and Chairman of Global Crossing. He has also served as Chairman of the Board of Asia Global Crossing since its formation in 1999. Mr. Winnick is also the Founder, Chairman and CEO of Pacific Capital Group, Inc. ("PCG"), a leading merchant bank established in 1985. In addition to his corporate responsibilities Mr. Winnick serves on numerous national and international business and philanthropic boards, including the U.S. Chamber of Commerce, the Singapore-U.S. Business Council, the JP Morgan Chase National Advisory Board, the Museum of Modern Art and the Special Olympics.

   Lodwrick M. Cook--Mr. Cook has been Co-Chairman of the Board of Global Crossing since April 1998 and Vice Chairman and Managing Director of PCG since 1997. He became Chairman of Global Marine Systems, a wholly owned subsidiary of Global Crossing, in July 1999 and Co-Chairman of Asia Global Crossing Ltd. in April 2000. Prior to joining PCG, Mr. Cook spent 39 years at Atlantic Richfield Co., last serving as Chairman and Chief Executive Officer from 1986 to 1995, when he became Chairman Emeritus. Mr. Cook is also a Director of Litex, Inc., 911 Notify and Asia Global Crossing Ltd.

   Mark L. Attanasio--Mr. Attanasio, a Director of Global Crossing since February 2001, has been a Group Managing Director of Trust Company of the West, an independent trust company, since 1995. He is a member of the TCW Group, Inc.'s Board of Directors and oversees the firm's investment management activities in below-investment-grade securities and special situations. Mr. Attanasio is also a director of TCW Asset Management Company, and is a member of the board of trustees of the Brown University Third Century Fund, which invests a portion of the University's endowment. He also serves as a director of Asia Global Crossing Ltd.

   Norman Brownstein--Mr. Brownstein, a Director of Global Crossing since May 2000, is Chairman of the Board of the legal firm Brownstein Hyatt & Farber, P.C., a position he has held since 1986. Mr. Brownstein is a Presidential appointee of the U.S. Holocaust Memorial Council, a director of the National Jewish Center for Immunology and Respiratory Medicine, a Trustee of the Simon Wiesenthal Center, and a Vice President of the American Israel Public Affairs Committee. He also serves as a director of Wyndham International and Asia Global Crossing Ltd.

   Joseph P. Clayton--Mr. Clayton has been a Director, Vice Chairman of the Board and President and Chief Executive Officer, Global Crossing North America since September 1999. Mr. Clayton was also Vice Chairman of Global Crossing from September 1999 to March 2000. Prior to the merger with Global Crossing, Mr. Clayton was Chief Executive Officer of Frontier Corporation since August 1997, having served as Frontier's President and Chief Operating Officer from June 1997 to August 1997. Prior thereto, he was Executive Vice President, Marketing and Sales--Americas and Asia for Thomson Multimedia, a worldwide leader in the consumer electronics industry. He is also a director of The Good Guys, E. W. Scripps, Asia Global Crossing Ltd., Transcend Services, Inc. and Tariffic, Inc.

   William S. Cohen--Secretary Cohen has been a Director of Global Crossing since April 2001. He has been Chairman of the Board and Chief Executive Officer of The Cohen Group, a strategic business consulting firm, since January 2001. Additionally, he is a co-director at Empower America, a prominent public policy advocacy group, as well as Chairman of the William S. Cohen Center for International Policy and Commerce at the University of Maine. From January 1997 through January 2001, he was Secretary of Defense in the Clinton Administration. Prior thereto, he was a three-term United States Senator after having served three terms in the U. S. House of Representatives. He authored or co-authored nine books during his Congressional career. He also serves on the board of directors of Cendant Corporation and Asia Global Crossing Ltd.

   Steven J. Green--Ambassador Green has been a Director of Global Crossing since August 2001. Prior thereto, he served as the twelfth United States Ambassador to the Republic of Singapore from November 1997. Prior to his appointment, Ambassador Green was an international industrial executive with over 25 years of experience in corporate restructuring and development programs for manufacturing, housing, consumer products, retail and real estate enterprises, including service as chairman and chief executive officer of Greenstreet Partners, a private merchant bank, Auburndale Properties, a real estate acquisition and management company, and the CEENIS Property Fund, a new business infrastructure development company operating in the former Soviet Union. Ambassador Green served as chairman and chief executive officer of Samsonite Corporation, a subsidiary of Astrum International Corporation from 1988 to 1996. He also served as chairman and chief executive officer of Astrum International Corporation from 1990 to 1995.

   Eric Hippeau--Mr. Hippeau, a Director of Global Crossing since September 1999, is a Managing Partner of Softbank Capital Partners, a $1 billion venture fund focused on the Internet, technology, and digital media. Mr. Hippeau also oversees Softbank's venture investments in Europe and Latin America, and is a member of the investment committee for Softbank's principal venture fund in Asia. Prior to joining Softbank, Mr. Hippeau was

Chairman and Chief Executive Officer of Ziff-Davis Inc. from December 1993. He is also a director of CNET, Yahoo!, Inc., Diamond.com, Key3Media, Viewlocity, Starwood Hotels and Resorts Worldwide, Inc. and Asia Global Crossing Ltd.

   Geoffrey J.W. Kent--Mr. Kent has been a Director of Global Crossing since August 1998. He is Chairman and Chief Executive Officer of the Abercrombie & Kent Group of Companies in the travel-related services industry, and has been associated with these companies since 1962. He is also a director of Asia Global Crossing Ltd.

   Maria Elena Lagomasino--Ms. Lagomasino has been a Director of Global Crossing since April 2001. As co-head of the JP Morgan Private Bank, she oversees one of the largest providers of wealth management services worldwide. Ms. Lagomasino joined The Chase Manhattan Bank in 1983 and was appointed Global Private Bank Executive in November 1997. Ms. Lagomasino also serves on the board of directors of Philips-Van Heusen Corporation, Avon Products, Inc. and Asia Global Crossing Ltd. and is on the board of trustees of the Synergos Institute. Ms. Lagomasino is a member of The Committee of 200. She was inducted into the Academy of Women Achievers, Class of 1992, by the YWCA/NYC.

   John J. Legere--Mr. Legere became Chief Executive Officer of Global Crossing Ltd. in October 2001. He has served as Asia Global Crossing's president and chief executive officer since February 2000. Prior to joining Asia Global Crossing, he was senior vice president of Dell Computer Corporation and president for Dell's operations in Europe, the Middle East and Africa and president, Asia-Pacific for Dell from 1998 until February 2000. From April 1994 to November 1997, Mr. Legere was president and chief executive officer of AT&T Asia/Pacific and spent time also as head of AT&T Global Strategy and Business Development. From 1997 to 1998, he was president of worldwide outsourcing of AT&T solutions. Mr. Legere has been a member of the corporate advisory board of the School of Business and Management, Hong Kong University of Science and Technology, and the Government Relations Committee of the American Chamber of Commerce, Hong Kong.

   On October 4, 2001, the Company announced in a joint press release with Asia Global Crossing Ltd. ( "Asia Global Crossing") that John J. Legere, then Chief Executive Officer and director of Asia Global Crossing, would assume the chief executive officer position of the Company. In connection with Mr. Legere's new role as CEO of both the Company and Asia Global Crossing, the Company, Asia Global Crossing and Mr. Legere entered into an employment agreement pursuant to which, among other things, (1) Mr. Legere is permitted to serve simultaneously as the chief executive officer of the Company and Asia Global Crossing and use his discretion to allocate his time and efforts between the two companies, (2) Mr. Legere's combined salary is $1.1 million and his annual target bonus for 2002 and thereafter will be equal to 125% of his base salary, (3) Mr. Legere received a sign-on bonus from the Company equal to $3.5 million, net of taxes,
(4) Mr. Legere became entitled to an income tax gross up from the Company in respect of the existing $15 million loan made by Asia Global Crossing to Mr. Legere under the Unsecured Promissory Note dated on or about February 12, 2000 (the "Legere Note"), and (5) the Company and Asia Global Crossing agree that they will pay Mr. Legere's cash compensation on a pro rata basis to be agreed upon from time to time by the Compensation Committees of the Company and Asia Global Crossing after taking into consideration the time commitment of Mr. Legere to each of the two companies and such other factors as such committees shall deem appropriate. Also, it was agreed that the Company or a subsidiary thereof would assume, in whole or in part, the approximately $10 million outstanding loan amount under the Legere Note.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

10.1 Employment agreement dated October 3, 2001, between the registrant, Asia Global Crossing Ltd., and John J. Legere (filed herewith).

10.2 Amendment dated August 8, 2001, to employment agreement between the Registrant and Thomas
               J. Casey (filed herewith).

   (b) Reports on Form 8-K.

   During the quarter ended September 30, 2001, Global Crossing, Ltd. filed the following current report on Form 8-K:

      1. Current report on Form 8-K dated June 24, 2001 (date of earliest event reported), filed on July 16, 2001, for the purpose of reporting under item 2 and 7, the completion of the sale of the Company's incumbent local exchange carrier business to Citizens Communication Company.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GLOBAL CROSSING LTD.,
                                          A Bermuda Corporation

Dated: November 13, 2001

                                                      /s/ DAN J. COHRS
                                          By: _________________________________
                                                        Dan J. Cohrs
                                             Executive Vice President and Chief
                                                Financial Officer (Principal
                                             Financial and Accounting Officer)