Form 10-K
period 2002-12-31
GLOBAL CROSSING LTD
filed 2003-12-08
CIK 1061322

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2002

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

   Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.). Yes [_] No [X]

   The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2002, based on the average bid and asked prices of such stock on the over-the-counter market on June 28, 2002 of $0.05 per share, was approximately $45.4 million.

   The number of shares of the Registrant's common stock, par value $0.01 per share, outstanding as of September 30, 2003, was 931,497,689, including 22,033,758 treasury shares.

================================================================================

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In Provisional Liquidation in the Supreme Court of Bermuda)

                     For The Year Ended December 31, 2002

                                     INDEX

                                                                                               Page
                                                                                               ----
Part I.

Item 1.  Business.............................................................................   1
Item 2.  Properties...........................................................................  37
Item 3.  Legal Proceedings....................................................................  37
Item 4.  Submission of Matters to a Vote of Security Holders..................................  41

Part II.

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.............  42
Item 6.  Selected Financial Data..............................................................  47
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  51
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................  88
Item 8.  Financial Statements and Supplementary Data..........................................  89
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  89

Part III.

Item 10. Directors and Executive Officers of the Registrant...................................  91
Item 11. Executive Compensation...............................................................  98
Item 12. Security Ownership of Certain Beneficial Owners and Management....................... 102
Item 13. Certain Relationships and Related Transactions....................................... 102
Item 14. Controls and Procedures.............................................................. 105

Part IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................... 107

Consolidated Financial Statements and Schedule................................................ F-1

Signatures.................................................................................... S-1

                                    PART I

ITEM 1. BUSINESS

Introduction

   Global Crossing Ltd. (in provisional liquidation in the Supreme Court of Bermuda), or "GCL," was formed under the laws of Bermuda in 1997. Unless the context indicates otherwise, references in this annual report on Form 10-K to "Global Crossing," "the Company," "we," "our" and "us" mean GCL and its subsidiaries.

   As discussed below in this Item 1 under "Our Chapter 11 Reorganization," GCL and a number of its subsidiaries are currently debtors under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). GCL and its Bermuda subsidiaries have also commenced coordinated insolvency proceedings in the Supreme Court of Bermuda. Upon consummation of our plan of reorganization, which is expected to occur shortly after the date of filing of this annual report on Form 10-K, GCL will transfer substantially all of its assets to a newly formed Bermuda company named "Global Crossing Limited" ("New GCL"). New GCL will thereby become the parent company of the Global Crossing consolidated group of companies and will succeed to GCL's reporting obligations under the Securities Exchange Act of 1934, as amended. References in this annual report on Form 10-K to Global Crossing at any time after our plan of reorganization goes effective mean New GCL and its subsidiaries.

   We provide telecommunications services in most major business centers in the world. We serve many of the world's largest corporations, providing a full range of managed data and voice products and services.

   Our overall strategy is to be a premier provider of broadband communications services in commercial centers worldwide. We seek to attain market leadership in global data and Internet Protocol ("IP") services by taking advantage of our extensive broadband network and technological capabilities. Through our Global Marine Systems Limited subsidiary ("Global Marine"), we also provide installation and maintenance services for subsea telecommunications systems.

   Our principal executive offices are located at Wessex House, 45 Reid Street, Hamilton, Bermuda. Our principal administrative offices are located at 200 Park Place, Suite 300, Florham Park, New Jersey 07932. Our Internet address is www.globalcrossing.com, where you can find copies of this annual report on Form 10-K and GCL's quarterly reports on Form 10-Q and current reports on Form 8-K, all of which we will make available free of charge as soon as reasonably practicable after such reports are filed or furnished with the Securities and Exchange Commission (the "SEC").

   As of December 31, 2002, we employed approximately 5,644 people and as of September 30, 2003, we employed approximately 5,245 people, including full-time and part-time employees. We consider our employee relations to be good. None of our employees are currently covered by a collective bargaining agreement, other than approximately 60 employees in our telecommunications services business in the United Kingdom.

   We report our results in two business segments: telecommunications services and installation and maintenance services. Although we manage our global operations on a centralized basis, we operate in four geographic segments:
North America, Europe, Asia/Pacific and Latin America. See Note 29, "Segment Reporting," to our consolidated financial statements included in this annual report on Form 10-K.

Restatements

   We identified certain accounting matters relating to our financial statements for the year ended December 31, 2000 and for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001, that required restatement. The matters subject to adjustment and the restatement adjustments that we have made to these financial statements are discussed in detail below in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restatements of Previously Issued Financial Statements," and in
Note 4, "Restatement of Previously Issued Financial Statements," to our consolidated financial statements included in this annual report on Form 10-K.

   In addition, the operating results of our former subsidiaries Asia Global Crossing Ltd. and IPC Trading Systems, Inc. have been retroactively reclassified as discontinued operations in the consolidated financial statements for all periods presented in this annual report on Form 10-K in accordance with Statement of Financial Accounting Standards No. 144 and Accounting Principles Board Opinion No. 30.

Historical Development of Business

   Since our inception in 1997, we have completed a major network construction program and have entered into several strategic transactions. The major strategic transactions we have entered into are as follows:

   Global Marine

      On July 2, 1999, we acquired Cable & Wireless Marine, the world's largest submarine cable maintenance and installation company, for approximately $908 million in cash. The acquisition of this business, which we renamed Global Marine Systems Limited, increased our ability to provide installation and maintenance services for our undersea global network.

   Frontier Corporation

      On September 28, 1999, we acquired Frontier Corporation ("Frontier") in a stock-for-stock merger transaction valued at over $10 billion based on stock prices at the time of the acquisition. Frontier was one of the largest long distance telecommunications companies in the United States and one of the leading providers of facilities-based integrated communications and Internet services. Frontier's businesses included a long distance business, an incumbent local exchange carrier, or ILEC, business, and GlobalCenter, a web-hosting business. Acquiring Frontier increased our network and service capabilities and the geographic reach of our systems. The acquisition also provided operating systems and personnel with the expertise needed to help us make the transition from a construction-based wholesaler of network capacity to a provider of value-added telecommunications services.

   Racal Telecom

      On November 24, 1999, we acquired Racal Telecom, a group of wholly owned subsidiaries of Racal Electronics plc, for approximately $1.6 billion in cash. Racal Telecom (now known as "Global Crossing UK") owns one of the most extensive fiber telecommunications networks in the United Kingdom, consisting of approximately 5,600 route miles of fiber and reaching more than 2,000 cities and towns. Similar to our Frontier acquisition, Racal Telecom provided a broad fiber optic network as well as personnel and systems which were used to launch our network and services in the United Kingdom.

   Asia Global Crossing

      Asia Global Crossing Ltd. (together with its consolidated subsidiaries, "Asia Global Crossing"), which is now undergoing a liquidation under chapter 7 of the Bankruptcy Code, was originally established as a joint venture on November 24, 1999. We contributed to the joint venture our development rights in East Asia Crossing ("EAC"), an approximately 11,000 mile undersea network intended to link several countries in eastern Asia, and our then majority interest in Pacific Crossing-1 ("PC-1"), an undersea system connecting the United States and Japan. Softbank Corporation ("Softbank") and Microsoft Corporation ("Microsoft") each contributed $175 million in cash to Asia Global Crossing and together committed to purchases of at least $200 million in capacity on our network over a three-year period. Softbank and Microsoft also agreed to use Asia Global Crossing's network in the region, subject to specified conditions. The current status of these commitments is described below in Item 3 "Legal Proceedings." On October 12, 2000, Asia Global Crossing completed an initial public offering of shares of common stock, and we contributed to Asia Global Crossing certain joint venture interests we had in networks in Japan and Hong Kong. After giving effect to the initial public offering and related transactions, our equity interest in Asia Global Crossing was reduced to 56.9%. Our equity interest in Asia Global Crossing has been effectively cancelled in connection with its bankruptcy case and the subsequent sale of its assets to a third party, as described below in this Item 1 under the caption "Overview of Our Business--Asian Operations."

   IXnet/IPC

      On June 14, 2000, we acquired IXnet, Inc. ("IXnet") and its parent company, IPC Communications, Inc. ("IPC"), in a stock-for-stock merger valued at $3.2 billion based on stock prices at the time of acquisition. IXnet developed and deployed a specialized set of voice and data solutions aimed at trading floor operations in the financial industry. These services were based on a common, state-of-the-art switched data platform that provided economic and performance advantages over other then-available service offerings. IPC's Trading Systems business provided sophisticated desktop trading systems to the global financial community. The IXnet/IPC acquisition provided us with services, expertise, personnel, and access to a desirable customer base. We have since disposed of IPC's Trading Systems business and IXnet's Asian operations, as described below in this Item 1 under "Historical Development of Business--Asian operations of IXnet and IPC" and "--IPC Trading Systems."

   GlobalCenter

      In January 2001, we sold our GlobalCenter web hosting business, which we had acquired in the Frontier merger, to Exodus Communications, Inc. ("Exodus") for 108.15 million Exodus common shares, representing approximately 19.6% of its outstanding shares at the effective time of the merger. The value of the transaction was approximately $1.918 billion, based on the closing sales price of Exodus common stock prior to the closing of the transaction. At the time of the transaction, Exodus also committed to a 10-year network services agreement under which it committed to purchase from us 50% or more of all of its future network capacity needs outside of Asia. Exodus and Global Crossing also entered into a long-term global marketing services agreement under which we agreed to offer Exodus' web hosting services to our customers. Exodus subsequently filed for bankruptcy protection on September 26, 2001, and our equity interest in Exodus was written off in its entirety and the 10-year network services agreement and the marketing services agreement have been or are being terminated.

   Incumbent Local Exchange Carrier

      In June 2001, we completed the sale of the ILEC business that we had acquired in the Frontier acquisition to Citizens Communications ("Citizens") for $3.369 billion in cash. At the time of the transaction, Citizens agreed to purchase long distance services from us for resale to the ILEC's customers, and we provided Citizens with a $100 million credit toward future services over a five-year period. The transaction involved the sale of approximately 1.1 million telephone access lines. In connection with the settlement of certain post-closing disputes between the parties, the credit referenced above was reduced to $65 million.

   Asian operations of IXnet and IPC

      In July 2001, we sold to Asia Global Crossing the Asian operations of IXnet and IPC as well as our territorial rights to Australia and New Zealand in exchange for 26.8 million shares of Asia Global Crossing common stock, thereby increasing our ownership interest in Asia Global Crossing by 2% to 58.9%. The transaction was undertaken to delineate the geographic responsibilities of Global Crossing and Asia Global Crossing. As described below in "Overview of Our Business--Asian Operations," the delineation of geographic responsibilities between Global Crossing and Asia Global Crossing is no longer in effect.

   IPC Trading Systems

      In December 2001, we completed the sale of our IPC Trading Systems business to an investment group led by Goldman Sachs Capital Partners 2000 for gross proceeds of $360 million in cash. Of the total proceeds, $22.5 million was paid to Asia Global Crossing for IPC Trading Systems' Asia-Pacific assets, which Asia Global Crossing had acquired from us in July 2001.

Business Strategy

   Our strategy has evolved since our inception. In 1997, we began constructing the world's first independent fiber optic network and initially operated as a "carriers' carrier" to providers of international telecommunications services. With the completion of our core network and various strategic acquisitions, by mid-2001, we were able to offer an extensive line of IP services, Internet access, and data and voice services to telecommunications carriers and business customers on a cost-effective basis. This broadened focus reflected our transformation from a construction-based wholesaler of network capacity to a value-added telecommunications services provider to global enterprises and carriers. This strategy required significant capital expenditures for continued incremental expansion of the network and for value-added service offerings to new and existing customers.

   However, the downturn in the economy and the telecommunications industry in 2001 restricted the amount of capital available to us to invest in our existing business plan. As a result, we focused our resources on selling a standard suite of products and services. We changed our strategy from a growth model requiring significant cash expenditures to a retention model, with a focus on conserving cash and improving services to existing customers. As part of this effort, we integrated global functions such as network operations, customer care, information systems, finance and sales to align those functional units more appropriately with various regional operating needs. These efforts also resulted in additional reductions of capital expenditures and personnel and the consolidation of real estate facilities, thereby reducing overall operating expenses and streamlining operations.

   We believe that these restructuring efforts have allowed us to operate more effectively and efficiently. As conditions improve in the telecommunications market, we expect that our restructuring will leave us well positioned to implement our strategy to be a premier provider of broadband communications services in commercial centers worldwide. We seek to attain market leadership in global data and IP services by taking advantage of our extensive broadband network and technological capabilities.

   We expect continued growth in the demand for global bandwidth due to a variety of trends. End-user traffic should continue to grow due to increased adoption of broadband access to the Internet by businesses and consumers. We expect the demand for data communications to be driven by the introduction of more powerful computers and software applications, facilitating higher download rates, increased usage of e-mail, streaming video, wireless local area networks, teleconferencing and other innovations. In addition, we expect global enterprises to continue to outsource their networking needs as companies require the use of networks to interact internally as well as with partners, customers and vendors, driving the demand for IP-virtual private networks ("VPNs") and managed services. We also expect mobile traffic growth to remain strong due to increased adoption of mobile communications, increased usage per mobile connection and increased usage of mobile data applications.

Overview of Our Business

   We provide telecommunications services over a global network that reaches more than 200 major cities throughout the world. The markets in these cities represent approximately 85% of the world market for telecommunications services. We serve many of the world's largest corporations, providing a full range of managed data and voice products and services.

   Our Telecommunications Services

   The telecommunications services we provide include voice services, data services and conferencing services. These services are built around a streamlined global service delivery model intended to provide outstanding customer service, including prompt and accurate procurement and billing. Our uCommand(R) Web-based network management tool allows customers to securely monitor their voice services, create utilization reports, reroute traffic, order new services, create and track trouble tickets and perform online bill payment.

   The following is a brief description of our key telecommunications service offerings.

   Voice Services

      Our voice services include switched and dedicated outbound and inbound voice services for domestic and international long-distance traffic, toll-free enhanced routing services, calling cards and, in the United Kingdom, commercial managed voice services. Voice services accounted for approximately 65% of our total telecommunications services revenues in 2002.

      We carry more than five billion minutes per month over our global voice network. Voice traffic is routed over our network using a voice-over-IP ("VoIP") packet-based and time division multiplexing ("TDM") platform. For carriers who use VoIP for their own voice customers, which is a technology we expect to grow rapidly, we recently introduced a VoIP termination service providing wholesale IP interconnection, transport and call completion of packet-based voice traffic using IP and VoIP and TDM switch technologies.

      Our commercial voice services feature end-to-end service level agreements ("SLAs") that apply to our dedicated commercial voice services globally and guarantee service availability along our network as well as local access circuits. The SLAs support three key areas: end-to-end network availability, guaranteed time of installation and mean time to restore.

   Data Services

      In addition to our voice and conferencing services, we offer a broad range of telecommunications services that we refer to generally as "data services." These services include services that provide network interconnectivity to wholesale and retail customers; capacity services; and access services. In the aggregate, data services accounted for approximately 31% of our total telecommunications services revenues in 2002.

  . ATM Service: Our Asynchronous Transfer Mode ("ATM") service supports multiple data applications with diverse requirements for network transport, prioritization and performance, such as full motion video, one-way video feeds, toll-quality voice, IP and latency/security-sensitive file transfers.

  . Frame Relay Service: Our frame relay service provides a reliable data transport network ideal for partial mesh and hub-and-spoke network applications and traffic that is subject to significant spikes in volume, while providing significant manageability and scalability.

  . IP VPN Service: Global Crossing IP VPN Service(TM) is a feature-rich IP virtual private network solution that offers enterprises and carriers three classes of service and multiple access options using a highly secure platform. This service, which allows for the convergence of site-to-site voice, video and data traffic into a single connection, is available today in more than 300 cities in 52 countries through extended reach relationships and is backed by SLAs that can cover latency, packet loss, jitter and availability. Our Remote Access Service is a key enhancement to our IP VPN service that allows enterprises to extend the reach of their wide area networks by supporting simultaneous secure connections for multiple users to their private corporate network from common Internet access methods worldwide.

  . Managed Services: Our managed services support transport for dedicated Internet access, frame relay and ATM services, and are expected to support transport for our IP VPN service in the near future. Our managed services include pre-sales engineering and customer premises equipment ("CPE") design, equipment procurement, provisioning and installation, and network monitoring and management backed by global SLAs. We can also provide ongoing end-to-end CPE and network management and maintenance support for corporate locations around the globe.

  . Private Line Service: Our international private line service provides secure point-to-point digital connectivity. The service is available between any two points of presence on our network, enabling customers to build private networks that carry business-critical applications at a wide range of speeds.

  . Wavelength Services: Our wavelength services provide customers with an unprotected, bi-directional, point-to-point circuit at speeds of 2.5 gigabits per second ("Gbps") or 10 Gbps. Wavelength service is a Synchronous Optical Network ("SONET")/Synchronous Digital Hierarchy ("SDH") framed signal and is fully compliant with standards set by the Telecommunication Standardization Sector of the International Telecommunication Union.

  . Dedicated Internet Access Service: Our dedicated Internet access service provides always-on, direct high-speed connectivity to the Internet at a wide range of speeds on a global basis.

  . IP Transit Service: Our IP transit service offers carriers and ISPs Internet connectivity to all worldwide domains connected in Europe, U.S. and Latin America.

  . Internet Dial Service: Our Internet dial service provides remote network users the ability to access the Internet or communicate remotely with a corporate network from different international locations. Traveling users can connect to over 20,000 local numbers in 150 countries worldwide.

  . Colocation Service: Our colocation service allows for the housing of customer equipment within a Global Crossing point of presence or repeater site in order to interconnect with our fiber-optic backbone. Colocation delivers improved speed, stability and security for critical network requirements.

  . Metro Access: Our metropolitan access network service brings our worldwide network capabilities to the customer's premise in twenty-five major metropolitan markets. Our metro networks are deployed as multi-fiber, self-healing SONET or SDH rings designed to support applied services including broadband, data and voice at a wide range of speeds.

   Conferencing Services

      We offer a full range of conferencing services, including those described below. Conferencing services accounted for approximately 4% of our total telecommunications services revenues in 2002.

  . Videoconferencing: Our videoconferencing services provide video over IP and ISDN platforms, using multipoint bridging to connect multiple sites. Our newest offering, iVideoconferencing(TM), sends ISDN calls onto our advanced IP network, minimizing dependence on international ISDN lines for superior quality, reliability and cost savings. Enhanced options available with our videoconferencing services include scheduling, recording and hybrid meetings that combine our audio and video services.

  . Ready-Access(R): Ready-Access is a market leading audio on-demand/reservationless audio conferencing service. The service provides permanent access for telephonic meetings, connecting up to 96 lines at a time. Toll-free access is provided in North America and, through our Ready Access Global 800 product enhancement, in key business markets worldwide. Other product enhancements include Ready-Access Web Meeting and Emeeting, which allow conference participants to share documents, presentations, data and feedback over the Internet. Additionally, users can manage their calls and change account options on-line.

  . Event Call: Event call provides highly reliable, operator assisted, full-service conference calls. Participants can access this service by dialing in on either a toll or a toll-free number, or by being dialed out to by an operator. Although the average number of participants on an Event Call ranges from 50-100, this service is suitable for as few as three or up to thousands of participants. Enhanced service options include PostView(R) conference playback, taping/transcription service, translation services and on-line participant lists.

   Telecommunications Sales and Principal Customers

   We focus our sales and marketing efforts towards enterprise and carrier customers requiring significant telecommunications services. We make use of the following sales channels in this regard.

   Carrier Sales Channel

      We offer telecommunications carriers access to our fiber optic network providing a robust combination of global reach and bandwidth. As an owner and operator of an international network, we can offer carriers a broad range of voice, data and infrastructure services at competitive price and service levels. We focus on local, national and global cable and wireless telecommunications carriers and on facilities and non-facilities based resellers, systems integrators and application service providers. We provide services in North America, Latin America, Western Europe and the Asia/ Pacific region. There are approximately 1,000 carriers in these markets. We currently employ approximately 275 sales professionals and sales support personnel focused on the carrier sales channel.

   Enterprise Sales Channel

      Through the enterprise sales channel, we target mid-sized businesses, large multi-national enterprises, systems integrators, higher educational institutions and governmental entities. We target these customers in North America, Western Europe, Latin America and the Asia/Pacific region. We currently employ a worldwide direct sales force of approximately 480 and also use non-employee agents as an indirect sales channel.

   Conferencing Sales Channel

      This channel is used to offer audio, video and Web-based conferencing services to commercial enterprises and both governmental and non-governmental organizations. We currently employ approximately 100 sales professionals and sales support personnel focused on this market.

   Our Network

   Our network comprises a series of network assets that operate in most major business centers in the world. Most of these assets are owned by us, but many are held under either long-term or short-term leases. At the core of our owned network are interconnecting subsea and terrestrial fiber-optic cables that connect North America, South America and Western Europe. The network was engineered to be a state-of-the-art telecommunications network providing seamless, broadband, global city-to-city and business-to-business connectivity through a combination of subsea cables, national and international networks and metropolitan networks. The network has approximately 800 points of presence ("POPs") in over 200 major cities throughout the world. As described below, 468 of these POPs are located on fiber facilities that we own or hold under long-term indefeasible rights of use ("IRUs") and house transmission add/drop multiplex equipment (devices similar to routers that can add or drop signals) that we own. The remaining 332 POPs, although located on fiber facilities that we lease on a non-IRU basis, house service platform and transmission equipment that we own.

   Our North American network comprises approximately 19,000 route miles of fiber in the U.S. and Canada, most of which consists of IRUs in fibers purchased from other carriers. It has 170 POPs, 22 integrated service platform sites, three subsea cable landing stations and three international voice gateway sites. The North American network carries voice, data and private line services over our SONET, IP and ATM backbones, all traversing 2.5 and 10 Gbps dense wavelength division multiplexing ("DWDM") transmission systems. IP and ATM are methods of sending audio, video and computer data at the same time over one high-speed digital line. DWDM technology makes it possible simultaneously to transmit data at more than one wavelength, thereby allowing the transmission of multiple signals through the same fiber at different wavelengths.

   The Western European network comprises approximately 14,000 route miles of fiber, most of which is contained in cable that we own. This network has 59 POPs, six cable landing stations, and two international voice and three international data gateway sites. The Western European network carries voice, data and private line services over our SDH, IP and ATM backbones, all traversing 2.5 and 10 Gbps DWDM transmission systems.

   The Global Crossing UK network comprises approximately 5,600 route miles of fiber, most of which is leased. This network has 222 POPs, 49 of which are core nodes and 173 of which are in customer locations.

   Our subsea network comprises five rings of fiber optic cable owned by us:
Atlantic Crossing-1 ("AC-1"), Atlantic Crossing-2 ("AC-2"), Mid-Atlantic Crossing ("MAC"), South American Crossing ("SAC") and Pan American Crossing ("PAC"). SAC is integrated with a 1,600 route mile terrestrial route connecting Argentina and Chile, and PAC is integrated with a 2,300 route mile terrestrial route in Mexico. In the aggregate, these systems span approximately 39,000 route miles and have 27 landing points on three continents, North America,

South America and Europe. These are all two or four fiber strand 10 Gbps DWDM transmission systems. AC-2 consists of two fiber strand pairs in a cable containing four fiber strand pairs that was co-built with Level 3 Communications, Inc. These systems include 17 POPs in the Latin America and Caribbean regions. In addition, as described below under "Overview of our Business--Asian Operations," we have rights in capacity on trans-Pacific ("PC-1") and Asia/Pacific ("EAC") fiber optic cable systems owned by former subsidiaries of ours or their successors.

   Our IP network utilizes a single global Autonomous System Number ("ASN") in over 70 locations. The single ASN implies a greater degree of integration than that which exists in a multiple ASN system. Having a global ASN allows us to deploy certain technologies, such as MultiProtocol Label Switching ("MPLS"), sooner and on a global basis. It also provides our international customers with a more global appearance in the global Internet routing table.

   Our IP network utilizes a MPLS Cisco core with a mixture of Cisco and Juniper devices at the edge of the network. The network carries in excess of
6.5 Gbps of voice traffic and over 59 Gbps of data traffic. The network is considered a Tier 1 backbone and is quality-of-service ("QOS") enabled, which allows different types of data to be assigned different priorities, such that, for example, voice can always have priority over IP-VPN and Internet traffic.

   We operate our network from three primary network operations centers. The Global Network Operations Center ("GNOC") in London manages our subsea cable systems and our Western European and Global Crossing UK networks. The North America Network Operations Center, located in Southfield, Michigan, manages the global voice network and the North American network. The Global Data Services Network Operating Center, located in Phoenix, Arizona, manages the global IP and Frame Relay/ATM networks. In addition, we have a small network operating center in New York City that provides redundant IP and ATM network management capability.

   Our London GNOC monitored and managed Asia/Pacific transmission facilities for our former Asia Global Crossing subsidiary until April 2003, when that responsibility was assumed by Asia Netcom, the purchaser of the EAC subsea system. Our London GNOC currently continues to manage the PC-1 subsea cable system for our former Pacific Crossing Limited subsidiary. See "Overview of Our Business--Asian Operations" below.

   Asian Operations

   Prior to November 17, 2002, Asia Global Crossing had been a majority owned subsidiary of Global Crossing. We provided services in most of the major markets of East and Southeast Asia using a fiber optic cable system owned by Asia Global Crossing and through local partners. On November 17, 2002, Asia Global Crossing and one of its wholly owned subsidiaries, Asia Global Crossing Development Company, filed voluntary petitions for relief under the Bankruptcy Code. On the same date, Asia Global Crossing commenced joint provisional liquidation proceedings in the Bermuda Supreme Court. Similarly, on July 19, 2002, Pacific Crossing Ltd., a majority owned subsidiary of Asia Global Crossing, and certain of its subsidiaries (together, "PCL") filed voluntary petitions for relief under the Bankruptcy Code. The services we provide between the United States and Asia are provided on the trans-Pacific fiber optic cable system known as Pacific Crossing-1 or "PC-1," which is owned by PCL. Asia Global Crossing's and PCL's bankruptcy cases are being administered separately and are not consolidated with our chapter 11 cases or with each other.

   On March 10, 2003, Asia Netcom Corporation Limited ("Asia Netcom"), an investment vehicle that is wholly-owned by a consortium consisting of China Netcom International Limited, Newbridge Capital LLC and SB Asia Infrastructure Fund L.P., purchased substantially all of the assets of Asia Global Crossing in a sale pursuant to Section 363 of the Bankruptcy Code. On June 11, 2003, Asia Global Crossing's bankruptcy cases were converted into chapter 7 liquidation proceedings, one result of which will be that our equity stake in Asia Global Crossing will be canceled for no consideration.

   On April 15, 2003, PCL entered into an asset purchase agreement pursuant to which it agreed to sell substantially all of its assets, including PC-1, to Pivotal Telecom, LLC ("Pivotal"). We will receive no recovery in PCL's bankruptcy case in our capacity as an indirect equity holder in PCL.

   We entered into an agreement with PCL under which PCL has agreed that the trans-Pacific capacity that we currently utilize will continue to be made available to us until the earlier of the closing date of the sale of PC-1 to Pivotal or January 31, 2004. We expect to extend such short term arrangements and are also seeking to secure trans-Pacific capacity on a long-term basis. We and PCL each have outstanding disputed claims against the other. PCL claims that monies are owed to it by us principally as a result of the prior provision of capacity and maintenance services to us on PC-1. Our claims relate to network operation and subsea maintenance services provided by us to PCL and ancillary matters.

   On March 5, 2003, we entered into a settlement agreement with Asia Global Crossing (the "AX Settlement Agreement") pursuant to which, among other things:

  . we and Asia Global Crossing agreed to continue to provide certain telecommunications services to one another through December 31, 2003;

  . any and all exclusivity and non-compete restrictions between the two companies were eliminated, including restrictions on our ability to compete in the Asian market;

  . Asia Global Crossing remitted $2.5 million and, upon the meeting of certain milestones, will remit an additional $2.0 million to us, while we agreed to provide certain interim management services to Asia Global Crossing;

  . Asia Global Crossing agreed to continue to purchase maintenance services from Global Marine pursuant to an existing agreement for a one-year term effective March 1, 2003; and

  . Asia Global Crossing agreed to provide us, upon the meeting of certain milestones, with a $3 million credit and a 30% discount (not to exceed $10 million) on market-based prices for services on Asia Global Crossing's East Asia Crossing network, which connects Japan, Hong Kong, Taiwan, Korea, Malaysia, the Philippines and Singapore.

   The rights and obligations of Asia Global Crossing under the AX Settlement Agreement have been assigned to and assumed by Asia Netcom. The above summary is qualified by reference to the AX Settlement Agreement, which is filed as an exhibit to this annual report on Form 10-K.

   We ceased consolidating Asia Global Crossing's results effective as of November 17, 2002, the date of Asia Global Crossing's bankruptcy petition. Accordingly, the financial position and results of operations of Asia Global Crossing are presented as discontinued operations for the periods presented in this annual report on Form 10-K. See Note 8 to our consolidated financial statements included in this annual report on Form 10-K.

   Our Installation and Maintenance Services

   In addition to our telecommunications services business, we own an installation and maintenance services business called Global Marine Systems Limited, which installs and maintains subsea fiber optic cable systems for carrier customers worldwide with a fleet of cable-laying and -maintenance vessels. Global Marine is the world's largest submarine cable maintenance and installation company. None of the Global Marine operating entities filed for bankruptcy protection.

   Global Marine operates an advanced fleet of cable ships and subsea vehicles consisting of 15 cable ships, one installation barge, 24 remotely operated vehicles and ten cable ploughs.

   Global Marine employs approximately 1,000 people worldwide, with most of them based at sea. Its head office is in Chelmsford in the UK, with a regional office in Singapore, covering South East Asia and the Pacific Rim. Global Marine also has depots in Batangas, Philippines; Batam, Indonesia; Bermuda; Kobe, Japan; Portland, UK; Suva, Fiji; and Victoria, British Columbia, Canada.

   Global Marine's range of services includes:

  .   Installation of subsea fiber optic cable;

  . Zone-based, private dedicated or private shared subsea cable maintenance contracts;

  . Single or multiple repair cable ships on continuous standby, anywhere in the world;

  .   Leading edge cable recovery and burial tools;

  .   Expertise in cable jointing and fiber optic transmission technology;

  .   Logistics management of spare subsea cable and joints/repeaters;

  .   Post repair charting services;

  .   Post repair burial services; and

  .   Periodic inspection and cable protection improvement services.

   Since the mid-1980s, there has been over 880,000 kilometers of fiber optic cable installed worldwide; Global Marine has installed approximately 32% of this and has performed approximately 40% of reported worldwide repairs. Due to adverse conditions in the telecommunications industry, during 2002 subsea installation of fiber optic cable accounted for only $68 million, or approximately 32%, of Global Marine's aggregate revenues in that year, as compared to $364 million or approximately 68% of aggregate revenues in 2001. These adverse conditions in the subsea installation business are expected to continue for the foreseeable future in light of the current worldwide surplus of fiber optic capacity, and have had a material adverse impact on Global Marine's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financial Condition and State of Liquidity."

   In addition to subsea telecommunication cable installation and maintenance, Global Marine provides a comprehensive range of associated services, including route engineering, charting services, fishery liaison, shallow water services and specialized training for cable jointers at its UK and Singapore training schools.

   Network Security Agreement

   Consummation of the purchase agreement described below under the caption "Our Chapter 11 Reorganization" was conditioned on the receipt of all required regulatory approvals, including the approval of the U.S. Government under
Section 721 of the Defense Production Act, of the investment in New GCL by Singapore Technologies Telemedia Pte Ltd ("ST Telemedia"). In order to obtain this approval, which was received on September 19, 2003, we entered into an agreement (the "Network Security Agreement") with the U.S. Government to address the U.S. Government's national security and law enforcement concerns. The Network Security Agreement is intended to ensure that New GCL's operations do not impair the U.S. Government's ability (1) to carry out lawfully-authorized electronic surveillance of communications that originate and/or terminate in the United States; (2) to prevent and detect foreign-based espionage and electronic surveillance of U.S. communications; and (3) to satisfy U.S. critical infrastructure protection requirements. Failure to comply with our obligations under the Network Security Agreement could result in the revocation of our telecommunications licenses by the Federal Communications Commission ("FCC").

   While our operations were already generally consistent with the requirements of the Network Security Agreement, we have initiated a number of operational improvements in order to ensure full compliance with the Network Security Agreement. These improvements relate to information storage and management, traffic routing and management, physical, logical, and network security arrangements, personnel screening and training, and other matters. Implementation of and compliance with the Network Security Agreement will require significant upfront and ongoing capital and operating expenditures that are incremental to the Company's historical levels of such expenditures. We estimate that these incremental expenditures will be approximately $6.5 million in 2004 and approximately $2.5 million in subsequent years; however, the actual costs could significantly exceed these estimates. While implementation of the Network Security Agreement may increase our ability to compete for contracts to provide telecommunications services to the U.S. Government, there can be no assurance that any such contracts will be awarded.

   The Network Security Agreement requires changes in New GCL's corporate governance as well. The New GCL Board of Directors must establish a Security Committee comprised solely of directors who are U.S. citizens and who already possess or are eligible to possess a U.S. security clearance. These "Security Directors" must satisfy the independent director requirements of the New York Stock Exchange, regardless of whether any of New GCL's securities are listed on such exchange. At least half of the members of the New GCL board nominated by ST Telemedia must be Security Directors. See "Directors and Executive Officers of the Registrant--Directors of New GCL" in Item 10 below. A Security Director must be present at every meeting of the board of directors of New GCL and of any of our U.S. subsidiaries unless such meeting in no way addresses or affects our obligations under the Network Security Agreement.

Competition

   The telecommunications industry is intensely competitive and has undergone significant change in recent years. Beginning in the late 1990s, a number of new competitors entered the market and commenced network construction activities, resulting in a significant expansion of worldwide network capacity. In 2001, it became clear that, at least in the short-term, actual demand failed to keep pace with available supply, resulting in intense price pressure and, in many cases, an unsustainably low ratio of revenues to fixed costs. Market valuations of debt and equity securities of telecommunications companies, particularly new providers, decreased precipitously as the financial condition of many carriers deteriorated. In the last two years, a number of these competitors have attempted to reorganize, or have completed reorganizations, under chapter 11 of the Bankruptcy Code. Several competitors have emerged from bankruptcy with significant improvements to their financial condition or as newly formed entities that have acquired the assets of others at substantial discounts relative to their original cost.

   At the same time, the regulatory environment has changed and continues to change rapidly. Although the Telecommunications Act of 1996 and actions by the FCC and state regulatory authorities have had the general effect of promoting competition in the provision of communications services, they also have allowed the incumbent carriers to begin to provide long distance services in many states. These effects, together with new technologies, such as voice-over-IP, and the importance of data services, have blurred the distinctions among traditional communications markets. As a result, a competitor in any of our business areas is potentially a competitor in our other business areas.

   Many of our existing and potential competitors have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, and significantly larger installed customer bases. The following summarizes the competition we face by type of competitor.

   Incumbent Carriers

   In each market that we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. In the United States, these are primarily the domestic regional Bell operating companies, or RBOCs, which include BellSouth, Verizon, Qwest Communications and SBC Communications. Outside the United States, in many markets we face competition from the foreign incumbents, including companies such as British Telecom, France Telecom, Telecom Italia and Duetsche Telekom. We compete with the incumbent carriers in our markets for local exchange and other services on the basis of product offerings, price, quality, capacity and reliability of network facilities, state-of-the-art technology, route diversity, ease of ordering and customer service. Because our fiber optic systems have been recently installed, compared to some of the networks of the incumbent carriers, our networks' architectures and technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks. However, the incumbent carriers have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. Competition, however, is not based on any proprietary technology. Domestic incumbent carriers also have received regulatory approval to provide and have begun to provide long distance voice service in a number of regions. In their own domestic markets, the foreign incumbents have the advantages of network concentration, significant existing customer bases and, in many cases, regulatory protection from competition.

   Other Voice Service Competitors

   We face, and expect to continue to face, competition for local and long distance voice telecommunications services from competitors and potential competitors in addition to the incumbent carriers, primarily AT&T, MCI and Sprint Corporation in the United States and the foreign incumbents outside the United States. With respect to U.S. long distance telecommunications services, although the market is dominated by these incumbents, hundreds of other companies, such as Qwest Communications, also compete in the long distance marketplace. In addition, as the RBOCs continue to receive FCC authorization to provide long distance telecommunications services, we would expect them to become increasingly significant competitors for those services.

   Data Service Competitors

   We face, and expect to continue to face, competition for Internet access and other data services from telecommunications companies, including AT&T, MCI, Sprint Corporation, Colt Telecom Group plc, Equant N.V., Telefonica, Telstra, the foreign incumbents, online service providers, DSL service providers and Internet service providers and web hosting providers.

   Conferencing Competitors

   In addition to competitors that provide voice and data services generally, our conferencing business competes with companies that specialize in conference communications, such as InterCall, a division of West Corporation.

   Other Business Competitors

   In addition to the above providers, we have other competitors including Level 3, IDT Corporation and WilTel Communications, which are companies that deliver bandwidth-enabled services internationally on newly built or undeveloped terrestrial and subsea fiber optic networks.

   Installation and Maintenance Competition

   Although Global Marine is the world's leading independent marine services company to the telecommunications industry based on revenue, it faces competition from both existing market participants and potential new entrants. There are currently two other major system supply and maintenance companies in the subsea cable industry, Tyco and Alcatel Submarine Networks.

Our Chapter 11 Reorganization

   Events Leading Up to the Chapter 11 Reorganization

   Our business plan until late 2001 called for significant capital expenditures (i) to continue the incremental expansion of our network, particularly in metropolitan areas, and (ii) to develop broad managed service offerings to new enterprise customers. These capital requirements were to have been funded by the sale of capacity on the completed network or through asset sales. However, due to a variety of factors, we became unable to fund our business plan. First, the downturn in the economy in 2001, particularly in the telecommunications sector, limited our ability to build our revenue base to a cash flow break-even level. Second, the well-publicized failure of a number of telecommunications companies, compounded by the recessionary state of the national and global economy, unnerved investors and significantly restricted the capital markets as a source of additional funds for us. Third, increased fiber system builds by new entrants, as well as announced plans for major subsea systems, affected supply and demand in the telecommunications market, depressed prices for telecommunications services and lowered profitability.

   In the years prior to our bankruptcy filing, competition increased significantly in all areas of the telecommunications services market. In addition, increased consolidation and strategic alliances in the industry resulting from the Telecommunications Act of 1996 have allowed significant new competitors to enter the long distance industry. This increased participation in the telecommunications market prompted a wave of new construction as all service providers attempted quickly to meet the forecasted growth of demand for telecommunications services. The result was a significant increase in capacity to provide telecommunications services and a significant decrease in the price of telecommunications services across the board.

   Advances in fiber optic technology contributed to significant per circuit price declines in the fiber optic transmission industry. Other changes in technology also caused prices for telecommunications capacity and services to decrease. In 2001, prices continued to fall and demand for telecommunications, though strong, grew less than had been projected, adversely affecting operating margins for us and the entire telecommunications industry. The financial difficulties experienced by industry participants severely impacted available capital for the telecommunications sector. As capital tightened up, many companies were forced to seek bankruptcy protection.

   After the downturn in the telecommunications industry and the deterioration of our operating performance and prospects, our ability to fund our business plan depended on an infusion of capital to reach cash flow break-even. As the capital markets closed to us, we experienced constrained liquidity to fund our continued efforts to grow our business and build our network. We were able to complete three significant asset sales in 2001 (the ILEC, GlobalCenter and IPC Trading Systems dispositions), but the proceeds were not sufficient to fund our original business plan. Accordingly, we undertook efforts to recast our business plan in light of capital constraints, significant operating losses and the overall state of the telecom industry.

   Commencement of the Chapter 11 and Bermuda Cases

   On January 28, 2002 (the "Commencement Date"), GCL and fifty-four of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

   On the same date, GCL and certain of its Bermuda subsidiaries commenced insolvency proceedings in the Supreme Court of Bermuda (the "Bermuda Court"). On such date, the Bermuda Court granted an order appointing Malcolm Butterfield, Jane Moriarty and Philip Wallace, partners of KPMG, as Joint Provisional Liquidators ("JPLs") in respect of GCL and those Bermuda subsidiaries. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these companies' businesses under the control of their boards of directors and under the supervision of the Bankruptcy Court and the Bermuda Court. Twenty-five additional subsidiaries of GCL subsequently commenced chapter 11 cases and, where applicable, Bermuda insolvency proceedings under the supervision of the JPLs to coordinate the restructuring of those companies with the restructuring of GCL.

   The Purchase Agreement

   On March 25, 2002, the Bankruptcy Court approved bidding and auction procedures for the potential sale of the Company's businesses, either in whole or in part. Numerous parties were contacted and performed diligence on the Company's assets. As the auction process came to an end in late July of 2002, Hutchison Telecommunications Limited ("Hutchison") and ST Telemedia were invited by us and representatives of our creditors to negotiate the definitive terms of a proposed investment in the Company. After extensive negotiations, an agreement in principle was reached leading to the execution of a definitive Purchase Agreement, dated as of August 9, 2002, among the Company, Global Crossing Holdings Ltd., the JPLs, Hutchison, and ST Telemedia (the "Purchase Agreement") for the purchase of substantially all of GCL's assets. The Bankruptcy Court approved the Purchase Agreement on August 9, 2002.

   Under the Purchase Agreement, Hutchison and ST Telemedia agreed to invest a total of $250 million for a 61.5 percent equity interest in New GCL, a newly formed Bermuda company, upon our emergence from bankruptcy. At emergence, GCL will transfer substantially all of its assets (including stock in subsidiaries) to

New GCL. New GCL will thereby become the parent company of the Global Crossing group and will, among other things, succeed to GCL's reporting obligations under the Exchange Act. However, New GCL and its subsidiaries will not assume any liabilities of GCL or its subsidiaries that commenced bankruptcy cases (the "GC Debtors") other than the "Assumed Liabilities," which are generally defined in the Plan of Reorganization to include the following: (i) ordinary course administrative expense claims, (ii) priority tax claims, (iii) certain secured claims, (iv) obligations under agreements assumed by the GC Debtors in our chapter 11 cases and (v) obligations under the Purchase Agreement.

   The Purchase Agreement also sets forth the basic terms of a restructuring with our banks and unsecured creditors. In summary, those parties were to receive common shares representing 38.5 percent of the equity in New GCL, approximately $323 million in cash, and $200 million of new debt in the form of senior secured notes (the "New Senior Secured Notes"). Based on subsequent agreement among the parties, our banks and unsecured creditors will receive an additional $200 million in cash rather than the New Senior Secured Notes. Consummation of the Purchase Agreement was subject to various conditions, including the receipt of regulatory approvals. In particular, each of the parties had the right to terminate their obligations under the Purchase Agreement in the event that such regulatory approvals had not been obtained by April 30, 2003 (the "Voluntary Termination Date").

   The Chapter 11 Plan of Reorganization and Bermuda Schemes of Arrangement

   On September 16, 2002, we filed a chapter 11 plan of reorganization (as amended, the "Plan of Reorganization") and accompanying disclosure statement (as amended, the "Disclosure Statement") with the Bankruptcy Court. On October 17, 2002, we filed an amended Plan of Reorganization and amended Disclosure Statement. The Plan of Reorganization implements the terms of the Purchase Agreement with respect to the chapter 11 cases. The terms of the Plan of Reorganization are described in more detail below. On October 21, 2002, the Bankruptcy Court approved the Disclosure Statement and related voting procedures. On October 28, 2002, we commenced solicitation of acceptances and rejections of the Plan of Reorganization.

   On October 24, 2002, GCL and each of the other GC Debtors incorporated in Bermuda were granted approval by the Bermuda Court to hold meetings of their creditors for the purpose of considering and voting on schemes of arrangement (the "Schemes"). The Schemes implement the terms of the Purchase Agreement with respect to the Bermuda cases, essentially by incorporating the terms of the Plan of Reorganization. The meetings of creditors to consider and vote on the Schemes were held in Bermuda on November 25 and 28, 2002.

   On December 17, 2002, the Bankruptcy Court confirmed the Plan of Reorganization, subject to the entry of a formal confirmation order and documentation of the resolution of any outstanding objections. On December 26, 2002, the conditions specified by the Bankruptcy Court on December 17, 2002 were met and as a result the Bankruptcy Court entered the order confirming the Plan of Reorganization. Similarly, on January 3, 2003, the Bermuda Court sanctioned the Schemes (the Bermuda equivalent to confirmation).

   ST Telemedia's Assumption of Hutchison's Rights Under the Purchase Agreement and Regulatory Approval

   On the Voluntary Termination Date, we had not obtained all the regulatory approvals necessary to complete the transaction and it became apparent that the Committee on Foreign Investment in the United States ("CFIUS") would not approve the transaction with Hutchison participating in it. On that date, Hutchison withdrew from the Purchase Agreement and ST Telemedia exercised its option under the Purchase Agreement to assume all of Hutchison's rights and obligations thereunder. As a result, ST Telemedia agreed to increase its original $125 million investment to a total of $250 million for a 61.5 percent equity interest in New GCL upon our emergence from bankruptcy. The withdrawal by Hutchison and related assumption by ST Telemedia required us to file amended applications for regulatory approvals with CFIUS, the FCC and other regulatory authorities.

   In May 2003, we filed a motion with the Bankruptcy Court to approve an amendment to the Purchase Agreement which, among other things, extended the Voluntary Termination Date to October 14, 2003. The Bankruptcy Court approved the amendment on July 1, 2003 after a contested hearing on the matter and over the objection of one of our creditor groups. The decision of the Bankruptcy Court is currently on appeal to the United States District Court for the Southern District of New York.

   On September 19, 2003, President Bush stated, in a letter to congressional leaders, that he would "take no action to suspend or prohibit the proposed 61.5 percent investment by Singapore Technologies Telemedia Pte. Ltd., a company indirectly owned by the Government of Singapore, in Global Crossing Ltd.," thus clearing the Company to proceed with the sale to ST Telemedia in connection with the CFIUS process. On October 8, 2003, the Company received approval from the Federal Communications Commission for the transfer of licenses required under the Purchase Agreement. With this action, all regulatory approvals required by the Purchase Agreement had been obtained.

   By amendments dated October 13, 2003, November 14, 2003 and December 3, 2003, the Company and ST Telemedia further extended the Voluntary Termination Date until, most recently, December 19, 2003, in order to provide additional time for completion of the transactions required by the Purchase Agreement. None of those amendments was opposed. The Company believes that the appeal from the July 1, 2003 decision of the Bankruptcy Court described above is now moot and is likely to be dismissed, with prejudice.

   On November 28, 2003, we decided to amend the Plan of Reorganization to provide an additional $200 million of cash to our banks and unsecured creditors in lieu of the New Senior Secured Notes. ST Telemedia advised us that it would purchase the New Senior Secured Notes to provide the funding to effectuate that amendment. On December 4, 2003, the Bankruptcy Court entered an order approving the amendment. The amendment similarly was approved by the Supreme Court of Bermuda on December 5, 2003.

   Effect of the Plan of Reorganization and Schemes of Arrangement and Distributions Thereunder

   The Plan of Reorganization governs the treatment of claims against and interests in each of the GC Debtors. Upon consummation of the Plan of Reorganization, all pre-petition claims against and interests in each of the GC Debtors (other than interests and certain claims held by us) will be discharged and terminated. Creditors of the GC Debtors will receive the following distributions under the plan:

  . Holders of administrative expense claims (post-petition claims relating to actual and necessary costs of administering the bankruptcy estates and operating the businesses of the GC Debtors) and priority claims (principally taxes and claims for pre-petition wages and employee benefit plan contributions) will generally be paid in full in cash.

  . Holders of certain secured claims will be paid in full in cash or have their debt reinstated or collateral returned.

  . The remaining pre-petition creditors will receive in the aggregate a combination of 38.5% of the equity in New GCL, approximately $523 million in cash and the entire beneficial interest in the liquidating trust described in the next paragraph. (For a description of New GCL's equity securities, see Item 5 herein.)

  . Holders of GCL common and preferred shares will not receive any distribution under the plan.

  . Holders of preferred shares of Global Crossing Holdings Ltd. ("GCHL"), a direct subsidiary of GCL whose assets are being transferred to New GCL and its subsidiaries pursuant to the plan, will not receive any distribution under the plan.

   The GC Debtors' bankruptcy proceedings in general, and the Plan of Reorganization in particular, have had and will have many other important consequences for us. For example, many of the executory contracts and leases of the GC Debtors have been or will be rejected in the bankruptcy process, significantly decreasing our contractual obligations going forward. In addition, upon consummation of the plan, the GC Debtors will transfer to a liquidating trust established for the benefit of the creditors approximately $7 million in cash and certain of the GC Debtors' rights, credits, claims and causes of action for preferences, fraudulent transfers and other causes of action and rights to setoff. Reference is made to the Plan of Reorganization attached to the Disclosure Statement, which is filed as an exhibit to this annual report on Form 10-K, for a complete description of the GC Debtors' plan of reorganization and the consequences of its consummation.

   Accounting for Consummation of the Plan

   We expect that the Plan of Reorganization will become effective and that we will emerge from our chapter 11 reorganization cases shortly after the filing of this annual report on Form 10-K. Upon effectiveness of the Plan of Reorganization, we will have a significantly restructured balance sheet. We have determined that we are required to implement the "fresh start" accounting provisions of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which we refer to as SOP 90-7. The fresh start accounting provisions require that we establish a "fair value" basis for the carrying value of the assets and liabilities for reorganized Global Crossing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Accounting Impact of Reorganization" for a summary of the impact of the implementation of "fresh start" accounting.

   Cost Reduction Initiatives

   We initiated significant cost reduction and related restructuring efforts in August 2001. These efforts have continued throughout our chapter 11 reorganization. The following summarizes the results of these efforts:

  . We reduced our workforce related to continuing operations from approximately 9,754 in December 2001 to approximately 5,245 in September 2003 as a result of both organized restructuring efforts and natural attrition.

  . We reduced the aggregate number of our real estate facilities from more than 1,100 locations and approximately 7.2 million square feet on December 31, 2001 to fewer than 900 locations and approximately 3.2 million square feet on September 30, 2003.

  . We rejected or renegotiated numerous vendor contracts and related payment terms and restructured our business relationships with critical vendors.

   These efforts resulted in a year-over-year reduction in "other operating expenses" from approximately $2.1 billion in 2001 to approximately $1.2 billion in 2002.

   In addition to the above cost reduction and related restructuring efforts, we also completed the construction of our core network of interconnecting subsea and terrestrial fiber-optic cables in 2001 and we substantially reduced non-critical capital spending, resulting in a decrease in cash paid for purchases of property and equipment from approximately $2.643 billion in 2001 to approximately $281 million in 2002.

Regulatory Overview

   Overview

   The construction and operation of our facilities and our provision of telecommunications services subjects us to regulation in many countries throughout the world.

   In the United States, the Telecommunications Act of 1996, or the Telecom Act, which substantially revised the Communications Act of 1934, has established the regulatory framework for the introduction of competition for local telecommunications services by new competitive entrants such as us. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier - often a former subsidiary of AT&T, known as a regional Bell operating company, or RBOC
- which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs, following some recent consolidation, now consist of the following companies: BellSouth, Verizon, Qwest Communications and SBC Communications.

   Among other things, the Telecom Act prohibits state and local governments from barring any entity from providing telecommunications service, which has the effect of eliminating prohibitions on entry that existed in almost half of the states at the time the Telecom Act was enacted. At the same time, the Telecom Act preserved state and local jurisdiction over many aspects of local telephone service, and, as a result, we are subject to varying degrees of federal, state and local regulation. Consequently, federal, state and local regulation, and other legislative and judicial initiatives relating to the telecommunications industry could significantly affect our business in the United States.

   We believe that the Telecom Act provided the opportunity to accelerate the development of competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors' entry into the local exchange market. We have developed our business and designed and constructed our networks in part to take advantage of the features of the Telecom Act that require cooperation from the incumbent carriers, and believe that the continued viability of the provisions relating to these matters is critical to the success of the competitive regime contemplated by the Telecom Act.

   Federal Regulation

   The FCC exercises jurisdiction over our communication facilities and services in the United States. We have authority from the FCC for the installation, acquisition or operation of our domestic network facilities and to provide facilities-based international services.

   The following is a summary of the interconnection and other rights granted by the Telecom Act that are most important for full local competition and our belief as to the effect of the requirements on our business, if properly implemented:

  . Interconnection with the networks of incumbents and other carriers, which permits customers of ours to exchange traffic with customers connected to other networks;

  . Local loop unbundling, which allows us to selectively gain access to incumbent carriers' facilities and wires that connect the incumbent carriers' central offices with customer premises, thereby enabling us to serve customers on a facilities basis even though they are not directly connected to our networks;

  . Reciprocal compensation, which mandates arrangements for local traffic exchange between us and both incumbent and competitive carriers and compensation for terminating local traffic originating on other carriers' networks, thereby improving our margins for local service;

  . Number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to our local voice services;

  . Access to phone numbers, which mandates assignment of new telephone numbers to our customers, thereby enabling us to provide telephone numbers to new customers on the same basis as the incumbent carrier; and

  . Colocation of telecommunications equipment in incumbent central offices, which enables us to have direct access to unbundled loops and other network elements and facilitates their efficient integration with our switching and other network facilities.

   As part of its statutorily required periodic review of its list of unbundled elements, the FCC initiated its "Triennial Review" proceeding and, on August 21, 2003, the FCC released its Triennial Review Order, which is in excess of eight hundred pages. Numerous parties, including both incumbent and competitive carriers, filed petitions for review of the Triennial Review Order in various of the federal courts of appeals throughout the country. These petitions have been consolidated and transferred to the United States Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of these consolidated proceedings.

   In the Triennial Review Order, the FCC altered the framework of its prior decisions implementing the Telecom Act. The Order preserves the basic structure of the Telecom Act, although it contains provisions that may make it more difficult for competitive carriers such as us to compete with the RBOCs. However, given the breadth and complexity of the Order and because it is subject to judicial review, it is difficult for us to evaluate its overall effect on our operations. We summarize those portions of the FCC's Triennial Review Order with the most direct relevance to our operations below.

   "Network Element": The FCC reaffirmed its previous interpretation of the definition of "network element," as requiring ILECs to make available to competing (or requesting) carriers discrete network elements that are capable of being used in the provision of a telecommunications service, including features, functions, and capabilities of a physical facility or equipment. The FCC also revised its definition of the statutory "impair" standard (which determines when an ILEC must make unbundled network elements ("UNEs") available to its competitors) and added a definition of "qualifying service" (which determines for what purposes an ILEC must make unbundled network elements so available).

   Unbundled Switching Network Element Platform (UNE/P) for High Capacity Enterprise Customers: The FCC found that, in most areas, competitive local exchange carriers can overcome barriers to serving enterprise customers, i.e. those served by DS1 and higher capacity loops (transmission facilities from telephone company switching offices to customer premises), using their own switching facilities in combination with unbundled loops (or loop facilities). The FCC found on a national level (subject to the outcomes of state-commission proceedings) that requesting carriers are not impaired without access to unbundled local circuit switching to serve enterprise customers.

   In addition, current rules provide that ILECs are not obligated to provide unbundled local circuit switching to requesting carriers for serving customers with four or more voice grade (DS0) loops in density zone one of the top fifty metropolitan areas ("MSAs"). While this rule will remain in effect on an interim basis, the states are to consider the extent to which this rule should remain in effect.

   Dedicated Transport: The FCC revised the definition of the dedicated transport network element to include only those transmission facilities within an ILEC's network that connect ILEC switches and wire centers within a LATA.

   In addition, the FCC found on a national level that requesting carriers are not impaired without access to unbundled certain high capacity (OCn) transport facilities. On the other hand, the FCC found on a national level that requesting carriers are impaired without access to dark fiber transport, DS3 transport, and DS1 transport, subject to analysis of specific routes by the state commissions.

   Shared Transport: The FCC defined shared transport as the transmission facilities shared by more than one carrier, including the ILEC, between end office switches, between end office switches and tandem switches, and between tandem switches in the ILEC's network. The FCC concluded that, because switching and shared transport are inextricably linked, requesting telecommunications carriers are impaired without access to shared transport only to the extent that they are impaired without access to unbundled switching. Accordingly, the FCC directed state commissions to include in their analyses of impairment for unbundled circuit switching the economic characteristics of shared transport and other backhaul.

   Combinations of Unbundled Network Elements: The FCC affirmed the right of competitive local exchange carriers ("CLECs") to obtain both new combinations of unbundled network elements, including the loop-dedicated transport combination (enhanced extended link, or EEL), and to convert special access to UNEs.

   The FCC also determined that a competitive carrier may obtain network element combinations and combine them with special access circuits. However, the FCC did establish certain service eligibility criteria for permitting competitive carriers to obtain network element combinations, primarily to ensure that such competitors were actually in the business of providing local telephone service.

   Clarifications of the FCC's Pricing Standards: The FCC clarified that the risk-adjusted cost of capital used in calculating UNE prices should reflect the risks associated with a market in which there exists facilities-based competition. The FCC explained that in this type of competitive market, all facilities-based carriers would face the risk of losing customers to other facilities-based carriers, and that risk should be reflected in TELRIC prices (as defined immediately below). The FCC also clarified that the cost of capital may be different for different UNEs in order to reflect any unique risks (above and beyond the competitive risks) associated with new services that might be provided over certain facilities.

   Pricing Standards Rulemaking: The FCC also initiated a rulemaking process to consider whether and to what extent it should modify its rules governing the pricing standard used to determine the prices for UNEs and for resale of ILEC services (i.e., total element long run incremental cost or "TELRIC").

   "Pick and Choose" Rulemaking: The FCC initiated a rulemaking process to determine whether it should reinterpret the requirements of Section 252(i) of the Act to facilitate commercial negotiations between ILECs and CLECs. Under the FCC's current interpretation, that Section permits CLECs to adopt individual and related provisions of interconnection agreements. The FCC tentatively concluded that once an ILEC obtains state approval of a statement of generally available terms and conditions ("SGAT") pursuant to Section 252(f) of the Telecom Act, which would essentially function as a standardized interconnection agreement, ILECs and CLECs would be permitted to negotiate an alternative agreement based upon the SGAT that third parties could opt into only in its entirety or not at all. The FCC proposed that if an ILEC does not obtain approval of an SGAT, the current pick-and-choose rule would continue to apply to all of the ILEC's approved interconnection agreements.

   Regulation of the RBOCs' Ability to Provide Long Distance Service

   The FCC has primary jurisdiction over the implementation of Section 271 of the Telecom Act, which provides that the RBOCs cannot offer in-region long distance services until they have demonstrated that:

  . they have entered into an approved interconnection agreement with a facilities-based competitive telephone company or that no such competitive telephone company has requested interconnection as of a statutorily determined deadline;

  . they have satisfied a 14-element checklist designed to ensure that the RBOC is offering access and interconnection to all local exchange carriers on competitive terms; and

  . the FCC has determined that allowing the RBOC to offer in-region, long distance services is consistent with the public interest, convenience and necessity.

   The FCC has granted each of the RBOCs the authority to provide long distance service in a number of states. We expect that the RBOCs will have received such authority with respect to most of the remaining states in the near term. Although we cannot predict when such approvals will be granted, RBOC entry into the long distance market could have an adverse affect on our ability to compete if not accompanied by safeguards to ensure that the RBOCs continue to comply with the market-opening requirements of Section 271 or if approvals are granted prematurely, before the RBOCs have completely satisfied the local market-opening requirements.

   In its Triennial Review Order, the FCC reasserted that Section 271 establishes an independent obligation for RBOCs to provide access to loops, switching, transport, and signaling, regardless of their obligations under
Section 251. The pricing standard, however, may vary for UNEs depending on whether they also must be unbundled under Section 251. For the UNEs that must be unbundled, the pricing standard under Section 271 is TELRIC, the same as for
Section 251. For UNEs that must be provided under Section 271, but are not required to be provided under Section 251, the pricing standard is found in Sections 201 and 202, that is, whether they are priced on a just, reasonable, and not unreasonably discriminatory basis. Prices that comply with this requirement could be either prices that the RBOC provides to other carriers from its wholesale tariffs, or prices found in arms-length agreements with other similarly situated carriers.

   In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as "universal service". The FCC established new subsidies for services provided to qualifying schools and libraries and rural health care providers, and expanded existing subsidies to low income consumers. Most telecommunications companies, including us, must pay for these programs based on their projected interstate and international telecommunications end user revenues. The contribution factor for the fourth quarter of 2003 stands at 9.2%.

   Intercarrier Compensation Reform

   Currently, communications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges, both of which are being considered for reform.

   Interstate Access Charges

   Long distance carriers pay local facilities-based carriers interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers' networks. Historically, the RBOCs set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. With the establishment of an explicit and competitively neutral universal service subsidy mechanism, however, the FCC has taken steps to lower the access charges assessed by both incumbent and competitive carriers. For example, the FCC issued a decision in 2001 setting the rates that competitive local carriers charge to long distance carriers at a level that will gradually decrease over three years from a maximum of $0.025 per minute to the rates charged by incumbent carriers. So long as a local exchange carrier is in compliance with the FCC's rate schedule, the FCC's order forbids long distance carriers from challenging its interstate access rates. The FCC also issued a declaratory ruling in the summer of 2002 that had the effect of precluding wireless carriers from assessing interstate access charges on long-distance carriers pursuant to tariff. The FCC is also considering, in a declaratory ruling proceeding commenced in November 2002, the question of whether voice over the Internet services or services utilizing an Internet protocol should be made subject to interstate access charges in the same manner as traditional telephony. The Chairman of the FCC also has announced that it will initiate a more comprehensive review of the regulatory treatment of voice over IP services. Like a growing number of carriers and some of our customers, we utilize Internet protocol for a portion of our traffic. Until the FCC issues its ruling in the current proceeding, it is unclear how such traffic will be treated for intercarrier compensation purposes.

   Local Reciprocal Compensation Charges

   Local telephone companies that originate traffic that is terminated on the network of other carriers typically compensate the other local carriers for terminating that traffic. These payments flow in both directions between any two carriers. Some competitors, however, have a customer base that generates many more minutes of terminating traffic from other carriers than originating traffic destined for other carriers. For example, a competitor that has a customer base that has many information service providers typically will have a large amount of compensation being paid to it by other carriers, while it will owe very little reciprocal compensation to other carriers. The FCC revamped the local reciprocal compensation structure in 2001 on an interim basis for three years to eliminate or reduce the opportunity for carriers to take advantage of an imbalance of originating and terminating traffic flows due to traffic terminated to information service providers. The FCC also initiated a rulemaking process to examine inter-carrier compensation more comprehensively. Under the decision, at the election of the incumbent carrier, terminating traffic that is out-of-balance by a ratio of more than 3 to 1 can be compensated at a lower rate, or in some cases, at no charge.

   Regulation of Business Combinations

   The FCC, along with the U.S. Department of Justice and state commissions, has jurisdiction over business combinations involving telecommunications companies. For example, the FCC's approval was required to implement certain aspects of our chapter 11 reorganization. The FCC has reviewed a number of recent and proposed combinations to determine whether the combination would undermine the market-opening incentives of the Telecom Act by permitting the combined company to expand its operations without opening its local markets to competition or have other anti-competitive effects on the telecommunications and Internet access markets. In some cases, the FCC has set conditions for its approval of the proposed business combination. We cannot predict whether any conditions imposed will be effective, nor can we predict whether the FCC will impose similar conditions should it approve future business combinations.

   State Regulation

   State regulatory commissions retain jurisdiction over our facilities and services to the extent they are used to provide intrastate communications. We expect that we will be subject to direct state regulation in most, if not all, states in which we operate in the future. Many states require certification before a company can provide intrastate communications services. We are certified in all states where we have operations and certification is required. We cannot be sure that we will retain such certifications or that we will receive authorization for markets in which we expect to operate or to require certification in the future.

   Most states require us to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. In some states, our tariff can list a range of prices for particular services. In other states, prices can be set on an individual customer basis. Several states where we do business, however, do not require us to file tariffs. We are not subject to price cap or to rate of return regulation in any state in which we currently provide service.

   Under the regulatory arrangements contemplated by the Telecom Act, state authorities continue to regulate matters related to universal service, public safety and welfare, quality of service and consumer rights. All of these regulations, however, must be competitively neutral and consistent with the Telecom Act, which generally prohibits state regulation that has the effect of prohibiting us from providing telecommunications services in any particular state. State commissions also enforce some of the Telecom Act's local competition provisions, including those governing the arbitration of interconnection disputes between the incumbent carriers and competitive telephone companies and the setting of rates for unbundled network elements. Finally, the Triennial Review Order delegated to the states important authority to decide what unbundled elements must be made available to competitive carriers in each of the states' local markets over a period three to nine months following the effectiveness of the decision. Consequently, this authority gives the states a key role regarding our continuing access to unbundled elements, such as loops and transport in particular, that are necessary in many cases to connect our customers to our metro networks.

   Local Government Regulation

   In certain locations, we must obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our fiber-optic networks in the public right-of-way. In some of the areas where we provide network services, our subsidiaries pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. Cities that do not currently impose fees might seek to impose them in the future, and after the expiration of existing franchises, fees could increase. Under the Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and nondiscriminatory basis, for use of public rights-of-way. As noted above, these activities must be consistent with the Telecom Act, and may not have the effect of prohibiting us from providing telecommunications services in any particular local jurisdiction.

   If an existing franchise or license agreement were to be terminated prior to its expiration date and we were forced to remove our fiber from the streets or abandon our network in place, our operations in that area would cease, which could have a material adverse effect on our business as a whole. We believe that the provisions of the Telecom Act barring state and local requirements that prohibit or have the effect of prohibiting any entity from providing telecommunications service should be construed to limit any such action. Although none of our existing franchise or license agreements has been terminated, and we have received no threat of such a termination, there can be no assurance that one or more local authorities will not attempt to take such action. Nor is it clear that we would prevail in any judicial or regulatory proceeding to resolve such a dispute.

   International Regulation

   Our construction and operation of telecommunications networks and our provision of telecommunications services in foreign countries require us to obtain a variety of permits, licenses, and authorizations in the ordinary course of business. In addition to telecommunications licenses and authorizations, we may be required to obtain environmental, construction, zoning and other permits, licenses, and authorizations, as well as rights of way (or their equivalent in foreign jurisdictions) necessary for our fiber optic cable lines to pass through property owned by others. The construction and operation of our facilities and our provision of telecommunications services may subject us to regulation in other countries at the national, state, provincial, and local levels.

   Western Europe

   In connection with the construction and operation of our Western European network, we have obtained telecommunications licenses in all nations where authorization is required for us to construct and operate facilities or provide network services, including voice telephony. While construction of our Western European network is substantially complete, we expect to obtain additional telecommunications authorizations in Europe in the ordinary course of business, should they be required as a consequence of further network growth.

   Our activities in Europe are subject to regulation by the European Union ("EU") and national regulatory authorities. The level of regulation and the regulatory obligations and rights that attach to us as a licensee or authorised operator in each country vary. In all Member States of the EU, we, as a competitive entrant, are currently considered to lack significant market power ("SMP") in the provision of bandwidth and call origination services, and consequently we are generally subjected to less regulation than providers that are deemed to possess SMP, who are generally incumbents in the countries concerned.

   In April 2002, the 15 EU Member States agreed to introduce a harmonized set of telecommunications regulations by July 25, 2003, in accordance with a framework as set out in Directive 2002/21/EC and a package of related Directives.

   Under the Framework Directive (2002/21/EC), the EU has adopted a revised policy for dealing with the definition and regulation of significant market power. Regulatory remedies will be introduced in due course following a series of reviews of telecommunications markets defined in accordance with EC Recommendation 2003/311/EC. At this time, it is not possible to accurately predict what those remedies may entail, and their potential impact on our business.

   Also included in the package of Directives are measures under Directive 2002/20/EC to remove the necessity for telecommunications network operators and service providers to obtain individual licenses and/or authorizations, save for use of scarce resources such as numbering addresses and radio spectrum.

   However, as at July 25, 2003, only the UK, Ireland, Finland, Sweden and Denmark are believed to have adopted the changes to their national laws to implement the EU's telecommunications-related Directives. While there is no certainty and hence it is impossible for us to accurately predict when the national laws will be amended in the remaining EU Member States, it is generally anticipated that certain Member States, including Italy, Austria and Spain, are relatively close to full transposition of the new regulations, whereas others, including France and Germany, may be further behind and so could face enforcement action by the European Commission.

   It should be noted that the membership of the EU is scheduled to increase beginning in May 2004 when, subject to ratification by national referenda, up to nine additional countries are scheduled to accede to the EU. Upon a country's accession, the harmonized package of EU telecommunications-related Directives will take effect and hence subsequent market entry is expected to be possible without the requirement for additional licenses.

   Asia

   The status of liberalization of the telecommunications regulatory regimes of the Asian countries in which we intend to operate varies. Some countries allow full competition in the telecommunications sector, while others limit competition for most services. Similarly, some countries in Asia maintain foreign ownership restrictions which limit the amount of foreign direct investment and require companies to seek joint venture partners.

   Most of the countries in the region have committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the World Trade Organization ("WTO") Agreement on Basic Telecommunications Services, which came into force in February 1998. Additionally, the adoption of the Free Trade Agreement between the United States and Singapore establishes a new standard of liberalization based on bilateral negotiations with the United States. We cannot predict what effect, if any, this agreement will have on other countries in the region or whether the United States will pursue similar agreements with those countries. We also cannot be certain whether this liberalizing trend will continue or accurately predict the pace and scope of liberalization. It is possible that one or more of the countries in which we intend to operate will slow or halt the liberalization of its telecommunications markets. The effect on us of such an action cannot be accurately predicted.

   The telecommunications regulatory regimes of many Asian countries are in the process of development. Many issues, such as regulation of incumbent providers, interconnection, unbundling of local loops, resale of telecommunications services, offering of voice services and pricing have not been addressed fully or at all. We cannot accurately predict whether or how these issues will be resolved and their impact on our operations in Asia.

   Latin America

   Our MAC, PAC and SAC fiber optic cable systems connect to Latin America. In connection with the construction of these systems, we have obtained cable landing licenses and/or telecommunications licenses in Argentina, Brazil, Chile, Colombia, Mexico, Panama, Peru, Uruguay, Venezuela and the United States. While construction of our Latin American network is substantially complete, we expect to obtain additional telecommunications authorizations in Latin America in the ordinary course of business, should they be required as a consequence of further network growth and expansion of the regional service portfolio.

   As in Asia, the status of liberalization of the telecommunications markets of Latin America varies. All of the countries in which we currently operate are members of the WTO and most have agreed to the Agreement on Basic Telecommunications Services, thereby committing to liberalizing their telecommunications markets and lifting foreign ownership restrictions. Some countries now permit competition for all telecommunications facilities and services, while others allow competition for some facilities and services, but restrict competition for other services. Some countries in which we operate currently impose limits on foreign ownership of telecommunications carriers.

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

Cautionary Factors That May Affect Future Results
(Cautionary Statements Under Section 21E of the Securities Exchange Act of 1934)

   Forward-Looking Statements

   Our disclosure and analysis in this annual report on Form 10-K contain certain "forward-looking statements," as such term is defined in Section 21E of the Securities Exchange Act of 1934. These statements set forth anticipated results based on management's plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

  . our services, including the development and deployment of data products and services based on IP and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

  . the operation of our network, including with respect to the development of IP protocols;

  . our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

  . trends related to and management's expectations regarding results of operations, including but not limited to those statements set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and

  . sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

   We cannot guarantee that any forward-looking statement will be realized. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

   We undertake no obligation to update publicly forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K. Also note that we provide the following cautionary discussion of risks and uncertainties related to our businesses. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Section 21E of the Securities Exchange Act of 1934. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

   You are further cautioned that we have not filed certain of our recent periodic reports with the SEC, and we have restated information disclosed in certain other reports previously filed with the SEC. We have restated our consolidated financial statements for the year ended December 31, 2000. In addition, we have restated our financial data for the quarterly periods ended March 31, 2001, June 30, 2001 and September 30, 2001. As a result, information previously disclosed in our annual report on Form 10-K for the year ended December 31, 2000 and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001 that has been previously disclosed should not be relied upon. The information to be contained in our quarterly reports for our quarters ended on March 31, 2003, June 30, 2003 and September 30, 2003 is unavailable at this time. We anticipate filing the quarterly reports on Form 10-Q for the first three quarters of 2003 after we emerge from bankruptcy.

   Risk Factors

   Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs and expectations. In addition to the risk factors identified under the captions below, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this annual report on Form 10-K as well as the following general risks and uncertainties:

  . general economic conditions in the geographic areas that we are targeting for communications services;

  . the ability to achieve and maintain market penetration and average per customer revenue levels sufficient to provide financial viability to our business; and

  . fluctuations in the actual and forecast demand for national, regional or global telecommunications services.

   Risks Related to Our Operations

Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

   The majority of our North American network and some of the other transmission facilities comprising our global network are held by us through long-term leases or IRU agreements with various companies that provide us access to fiber owned by them. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of our network and ultimately on our results of operations. Beginning in 2001, there has been increasing financial pressure on some of our fiber providers as part of the overall weakening of the telecommunications market. Several such providers have sought bankruptcy protection. To our knowledge, the rights of the holder of such rights in strands of fiber in the event of bankruptcy have not been squarely addressed by the judiciary at the state or federal level in the United States or in the foreign jurisdictions in which we operate and, therefore, our rights with respect to dark fiber agreements under such circumstances are unclear.

We may not be able to continue to connect our network to incumbent carriers' networks or maintain Internet peering arrangements on favorable terms.

   We must be party to interconnection agreements with incumbent carriers and certain independent carriers in order to connect our customers to the public telephone network. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets.

   Peering agreements with Internet service providers allow us to access the Internet and exchange transit for free with these providers. Depending on the relative size of the carriers involved, these exchanges may be made without settlement charge. Recently, many Internet service providers that previously offered peering have reduced or eliminated peering relationships or are establishing new, more restrictive criteria for peering and an increasing number of these service providers are seeking to impose charges for transit. Increases in costs associated with Internet and exchange transit could have a material adverse effect on our margins for our products that require Internet access. We may not be able to renegotiate or maintain peering arrangements on favorable terms, which would impair our growth and performance.

The loss of our majority interest in Asia Global Crossing and our resultant dependence on third party carriers to provide services to and throughout the Asia/Pacific region could adversely affect our operations and operating results.

   We currently have no definitive long-term agreements with providers of the trans-Pacific and intra-Pacific capacity required by us to provide services within the Asia/Pacific region and between the United States and the Asia/Pacific region. We cannot provide any assurance that we will be able to enter into any such agreements on acceptable pricing and other terms. In the absence of capacity to and within the region, we will be unable to conduct that part of our business which involves providing services to and within the Asia/Pacific region. In addition, to the extent that we are unable to secure such long-term capacity, we may be in breach of certain agreements with our existing customers to provide them with long-term IRUs in trans-Pacific capacity. Any of these developments could result in significant liability or adversely affect our operating results.

The Network Security Agreement requires significant operating and capital expenditures. The inadvertent violation of the agreement could have severe consequences.

   Implementation of and compliance with the Network Security Agreement will require significant upfront and ongoing capital and operating expenditures that are incremental to the Company's historical levels of such expenditures. We estimate that these incremental expenditures will be approximately $6.5 million in 2004, and approximately $2.5 million in subsequent years; however, the actual costs could significantly exceed these estimates. While implementation of the Network Security Agreement may increase our ability to compete for contracts to provide telecommunications services to the U.S. Government, there can be no assurances that any such contracts will be awarded.

   In addition, the Network Security Agreement imposes significant requirements on us related to information storage and management; traffic routing and management; physical, logical, and network security arrangements; personnel screening and training; corporate governance practices; and other matters. While we expect fully to comply with our obligations under the Network Security Agreement, it is impossible to eliminate completely the risk of an inadvertent violation of the agreement. The consequences of a violation of the Network Security Agreement could be severe, potentially including the revocation of our FCC licenses in the U.S., which would result in the cessation of our U.S. operations and would have a material adverse effect on our operations and financial condition.

The bankruptcies of potential customers in the Internet and communications-related industries have diminished our sales prospects and may have an adverse effect on our results of operations.

   We historically have provided services to, and generated significant revenues from, customers that conduct business in the Internet and communications-related sectors. Many businesses that operated in those segments, particularly start-ups in the Internet service provider segment, have liquidated, otherwise gone out of business, or modified their business plans in ways that have significantly reduced their need for communications services. These developments have decreased significantly the size of the potential market for many of our wholesale and carrier-related services, particularly data transport services. Those of our Internet and communications-related customers that remain in business and have not sought bankruptcy protection nevertheless have been adversely affected by recent business trends in the Internet and "dot com" industries. To the extent the credit quality of these customers deteriorates or these customers seek bankruptcy protection, we may not be able to collect all amounts due from them and our ability to generate revenue in future periods from them could be adversely affected.

It is expensive and difficult to switch new customers to our network, and lack of cooperation of incumbent carriers can slow the new customer connection process.

   It is expensive and difficult for us to switch a new customer to our network because:

  . we charge the potential customer certain one-time installation fees, and, although the fees are generally less than the cost to install a new customer, they may act as a deterrent to becoming our customer, and

  . we require cooperation from the incumbent carrier in instances where there is no direct connection between the customer and our network, which can complicate and add to the time that it takes to provision a new customer's service.

   Many of our principal competitors, the domestic and international incumbent carriers, are already established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Their physical connections from their premises to those of their customers are expensive and difficult to duplicate. To complete the new customer provisioning process, we rely on the incumbent carrier to process certain information. The incumbent carriers have a financial interest in retaining their customers, which could reduce their willingness to cooperate with our new customer provisioning requests, thereby adversely impacting our ability to compete and grow revenues.

We depend on our key personnel and qualified technical staff and, if we lose their services, our ability to manage the day-to-day aspects of our business and complex network will be weakened. We may not be able to hire and retain qualified personnel, which could adversely affect our operating results.

   We are highly dependent on the services of our management and other key personnel. The loss of the services of members of our senior executive management team or other key personnel could cause us to make less successful strategic decisions, which could hinder the introduction of new services or make us less prepared for technological or marketing problems, which could reduce our ability to serve our customers or lower the quality of our services.

   We believe that a critical component for our success will be the attraction and retention of qualified, professional technical and sales personnel. We have experienced intense competition for qualified personnel in our business with the sales, technical and other skill sets that we seek and, as a result of the bankruptcy, we have lost qualified personnel. We may not be able to attract, develop, motivate and retain experienced and innovative personnel. If we fail to do so, there will be an adverse effect on our ability to generate revenue and operate our business.

   As a result of our bankruptcy, we have not been able to use stock-based compensation as a means to attract and retain employees. Although New GCL will implement a new stock incentive plan upon our emergence from bankruptcy, constraints due to our capital structure and our Plan of Reorganization will limit the availability of stock incentives relative to pre-bankruptcy levels.

The operation, administration, maintenance and repair of our systems are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design life.

   Each of our systems is and will be subject to the risks inherent in large-scale, complex fiber optic telecommunications systems. The operation, administration, maintenance and repair of our systems require the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world. Our systems may not continue to function as expected in a cost-effective manner. The failure of the hardware or software to function as required could render a cable system unable to perform at design specifications.

   Each of our subsea systems either has or is expected to have a design life of generally 25 years, while each of our terrestrial systems either has or is expected to have a design life of at least 20 years. The economic lives of these systems, however, are expected to be shorter than their design lives, and we cannot provide any assurances as to the actual useful life of any of these systems. A number of factors will ultimately affect the useful life of each of our systems, including, among other things, quality of construction, unexpected damage or deterioration and technological or economic obsolescence.

   Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to our customers' businesses, a significant interruption in service could result in lost profits or other loss to customers. Although we attempt to disclaim liability for these losses in our service agreements, a court might not enforce a limitation on liability, which could expose us to financial loss. In addition, we often provide customers with guaranteed service level commitments. If we are unable to meet these guaranteed service level commitments for whatever reason, we may be obligated to provide our customers with credits, generally in the form of free service for a short period of time, which could negatively effect our operating results.

   As part of our reorganization efforts, we entered into settlement agreements with a number of our significant suppliers. Certain of these settlement agreements have resulted in reductions of up to approximately two years in warranty coverage related to our SAC, PAC and MAC subsea systems and to telecommunications equipment we use throughout our worldwide network. As a result, commencing in 2004, repair costs related to these systems and equipment will likely increase relative to prior years. This increase, and the adverse impact of such increase on operating results, could be material if the rate of failure of such systems and equipment were to increase relative to prior years.

The failure of our operations support systems to perform as we expect could impair our ability to retain customers and obtain new customers, or provision their services, or result in increased capital expenditures, which would adversely affect our revenues or capital resources.

   Our operations support systems are an important factor in our success. Critical information systems used in daily operations perform sales and order entry, provisioning, billing and accounts receivable functions, and cost of service verification and payment functions, particularly with respect to facilities leased from incumbent carriers. If any of these systems fail or do not perform as expected, it would adversely affect our ability to process orders and provision sales, and to bill for services efficiently and accurately, all of which could cause us to suffer customer dissatisfaction, loss of business, loss of revenue or the inability to add customers on a timely basis, any of which would adversely affect our revenues. In addition, system failure or performance issues could have an adverse impact on our ability to effectively audit and dispute invoicing and provisioning data provided by service providers from whom we lease facilities. Furthermore, processing higher volumes of data or additionally automating system features could result in system breakdowns and delays and additional unanticipated expense to remedy the defect or to replace the defective system with an alternative system.

Intellectual property and proprietary rights of others could prevent us from using necessary technology.

   While we do not believe that there exists any technology patented by others, or other intellectual property owned by others, that is necessary for us to provide our services, there can be no assurances in this regard. If such intellectual property is owned by others, we would have to negotiate a license for the use of that property. We may not be able to negotiate such a license at a price that is acceptable. This could force us to cease offering products and services incorporating such property, thereby adversely affecting operating results.

Physical space limitations in office buildings and landlord demands for fees or revenue sharing could limit our ability to connect customers to our networks and increase our costs.

   In some circumstances, connecting a customer who is a tenant in an office building to our network requires installation of in-building cabling through the building's risers from the customer's office to our fiber in the street or building equipment room, or our antenna on the roof. In some office buildings, particularly the premier buildings in the largest markets, the risers are already close to their maximum physical capacity due to the entry of other competitive carriers into the market. Direct connections require us to obtain access to rooftops from building owners. Moreover, the owners of these buildings are increasingly requiring competitive telecommunications service providers like us to pay fees or otherwise share revenue as a condition of access to risers and rooftops. Although we generally do not agree to revenue sharing arrangements, we may continue to be required to pay fees to access buildings, particularly for buildings located in larger markets, which would reduce our operating margins.

We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions.

   We derive a substantial portion of our revenue from international operations and have substantial physical assets in several jurisdictions along our routes, including countries in Latin America and Western Europe. In addition, we lease capacity and obtain services from carriers in those and other regions. As a result our business is subject to particular risks from operating in these areas, including:

  . uncertain and rapidly changing political and economic conditions, including the possibility of civil unrest, vandalism affecting cable assets, terrorism or armed conflict;

  .   unexpected changes in regulatory environments and trade barriers;

  .   exposure to different legal and regulatory standards; and

  . difficulties in staffing and managing operations consistently through our several operating areas.

   In addition, managing operations in multiple jurisdictions may place further strain on our ability to manage growth.

We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

   Included in "Legal Proceedings" in Item 3 and Note 27, "Commitments, Contingencies and Other" to our consolidated financial statements included in this annual report on Form 10-K are descriptions of our important contingent liabilities. If one or more of these contingent liabilities were to be resolved in a manner adverse to us, we could suffer losses that are material to our financial condition. We have not established reserves for many of these contingent liabilities. Moreover, as described in "Legal Proceedings" and in
Note 27 to the consolidated financial statements, certain of these contingent liabilities could have a material adverse effect on our operations in addition to the effect of any potential monetary judgment or sanction against us.

Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our net loss may suffer due to currency translations.

   Many of our current and prospective customers that derive their revenue in currencies other than U.S. dollars are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. In addition, where we invoice for our services in currencies other than U.S. dollars, our net loss may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and we do not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenues are denominated in those currencies.

   Risks Related to Competition and Our Industry

The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

   We expect price decreases in our industry to continue as we and our competitors increase transmission capacity on existing and new networks. Accordingly, our historical revenues are not indicative of future revenues based on comparable traffic volumes. If the prices for our services decrease for whatever reason and we are unable to increase volumes through additional services or otherwise, our operating results would be adversely affected.

Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

   New technologies, such as voice-over-IP, and regulatory changes, particularly those permitting incumbent local telephone companies to provide long distance services, are blurring the distinctions between traditional and emerging telecommunications markets. In addition, the increasing importance of data services has focused the attention of most telecommunications companies on this growing sector. As a result, a competitor in any of our business areas is potentially a competitor in our other business areas, which could impair our prospects, put downward pressure on prices and adversely affect our operating results.

   We face competition in each of our markets from the incumbent carrier in that market and from recent market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace and incumbent carriers seeking to enter into the long distance market as they are granted the regulatory authority to do so. This competition places downward pressure on prices for local and long distance telephone service and data services, which can adversely affect our operating results. In addition, we could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users. If we are not able to compete effectively with these industry participants, our operating results would be adversely affected.

Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

   Many of our existing and potential competitors have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, and significantly larger installed customer bases. As a result, some of our competitors can raise capital at a lower cost than we can, and they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the development, marketing and sale of products and services than we can. Also, our competitors' greater brand name recognition may require us to price our services at lower levels in order to win business. Our competitors' financial advantages may give them the ability to reduce their prices for an extended period of time if they so choose.

Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

   The telecommunications industry is subject to rapid and significant changes in technology. Most technologies and equipment that we use or will use, including wireline and wireless transmission technologies, circuit and packet switching technologies, multiplexing technologies, data transmission technologies, including the DSL, ATM and IP technologies, and server and storage technologies may become obsolete. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the expectations of our customers, which could cause our results to suffer.

   The introduction of new technologies may reduce the cost of services similar to those that we plan to provide. As a result, our most significant competitors in the future may be new entrants to the telecommunications industry or existing providers that upgrade equipment with new technologies. These providers may not be burdened by an installed base of outdated equipment and, therefore, may be able to more quickly respond to customer demands.

   Additionally, the markets for data and Internet-related services are characterized by rapidly changing technology, evolving industry standards, changing customer needs, emerging competition and frequent new product and service introductions. The future success of our data services business will depend, in part, on our ability to accomplish the following in a timely and cost-effective manner:

  . effectively use leading technologies and update or convert from existing technologies and equipment;

  .   continue to develop technical expertise;

  .   develop new services that meet changing customer needs; and

  . influence and respond to emerging industry standards and other technological changes.

   Our pursuit of necessary technological advances may require substantial time and expense. Moreover, in the course of our business we must make choices regarding technology based on our understanding of technological trends. If the technology choices we make prove to be incorrect, ineffective or unacceptably costly, our ability to meet our customers' demands for existing and future telecommunications services could be impaired, which would adversely affect our growth and operating results.

Our operations are subject to regulation in the United States and abroad and require us to obtain and maintain a number of governmental licenses and permits. If we fail to comply with those regulatory requirements or obtain and maintain those licenses and permits, we may not be able to conduct our business. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

   In the United States, our intrastate, interstate, and international telecommunications networks and services are subject to regulation at the federal, state, and local levels. We also have facilities and provide services in numerous countries in Western Europe, Latin America, and the Asia/Pacific region. Our operations in those countries are subject to regulation at the regional level (e.g., European Union), the national level and, in some cases, at the state, provincial, and local levels.

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

  . Our operations outside the United States are governed by the laws of the countries in which we operate. The regulation of telecommunications networks and services outside the United States varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other fora are available to address these inadequacies or disputes. Our inability or failure to comply with the telecommunications laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries and may have a material adverse effect on our operations.

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

  . The regulatory requirements to which we are subject could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

Attempts to limit the basic competitive framework of the Telecom Act could interfere with the successful implementation of our business plan.

   Successful implementation of our business plan is predicated on the assumption that the basic framework for competition in the local exchange services market established by the Telecom Act will remain in place. We expect that there will be attempts to modify, limit or eliminate this basic framework through a combination of federal legislation, new rulemaking proceedings by the FCC and challenges to existing and proposed regulations by the RBOCs. It is not possible to predict the nature of any such action or its impact on our business and operation, though the effect of certain changes could be material.

Potential regulation of Internet service providers could adversely affect our operations.

   The FCC has to date treated Internet service providers as enhanced service providers. Enhanced service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service funds. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine that Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could significantly increase our cost structure and have a material adverse effect on our business.

The requirement that we obtain and maintain permits and rights-of-way for our network increases our cost of doing business and could adversely affect our performance and results.

   In order for us to acquire and develop our fiber optic networks, we must obtain and maintain local franchises and other permits, as well as rights-of-way and fiber capacity from entities such as incumbent carriers and other utilities, railroads, long distance companies, state highway authorities, private persons and companies, local governments and transit authorities. The process of obtaining these permits and rights-of-way is time-consuming and burdensome and increases our cost of doing business.

   We may not be able to maintain our existing franchises, permits and rights-of-way that we need for our business. We may also be unable to obtain and maintain the other franchises, permits and rights-of-way that we require.
In particular, we are a defendant in several lawsuits that, among other things, challenge certain of our rights-of-way (and amounts payable by us therefor), and additional such suits could be instituted. This litigation may increase our costs and adversely affect our profitability. Moreover, a sustained and material failure to obtain or maintain required rights could materially adversely affect our performance in the affected area and our operating results.

We depend on third parties for many functions. If the services of those third parties become unavailable to us, we may not be able to conduct our business.

   We depend and will continue to depend upon third parties to:

  . construct and/or upgrade some of our systems and provide equipment and maintenance;

  . provide access to a number of origination and termination points of our systems in various jurisdictions;

  . construct and/or upgrade and operate landing stations in a number of those jurisdictions;

  .   acquire rights-of-way; and

  . provide terrestrial and subsea capacity and services to our customers through contractual arrangements.

   We cannot provide any assurances that third parties will perform their contractual obligations or that they will not be subject to political or economic events which may have a material adverse effect on their ability to provide us with necessary services. If they fail to perform their obligations, or if any of these relationships are terminated and we are unable to reach suitable alternative arrangements on a timely basis, we may not be able to conduct our business.

Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

   As a result of the September 11, 2001 terrorist attacks and subsequent events, there has been considerable uncertainty in world financial markets. These events and concerns about future terrorist attacks could lead to volatility or illiquidity in world financial markets. They could cause consumer confidence and spending to decrease or otherwise adversely affect the economy. These events could adversely affect our business and our ability to obtain financing on favorable terms.

   Future terrorist attacks against the United States or other countries in which we operate are possible. Since telecommunications networks and equipment may be considered critical infrastructure, it is possible that our physical facilities or network control systems could be the target of such attacks, or that such attacks could impact other telecommunications companies in a manner that disrupts our operations. Any of these occurrences could materially adversely affect our business.

   Risks Related to Liquidity and Financial Resources

We incurred substantial operating losses in 2002 which have continued in 2003, and, in the near term, we will not generate funds from operations sufficient to meet all of our cash requirements.

   For each period since inception, we have incurred substantial operating losses. For 2002, we posted an operating loss of approximately $434 million. In the near term, our existing and projected operations are not expected to generate cash flows sufficient to pay our expected operating expenses, fund our expected capital expenditure requirements, meet our debt service obligations and meet our restructuring cost requirements. We expect our available liquidity to decline in 2004 due in part to exit cost requirements under our Plan of Reorganization (with payment terms of up to 24 months) that will consume over $100 million of cash in 2004 and interest payments on the New Senior Secured Notes. We currently anticipate that we will need to obtain up to $100 million in financing to fund our anticipated liquidity requirements through the end of 2004.

   If we cannot arrange a working capital facility or raise other financing by December 31, 2003, ST Telemedia has indicated its intention to provide us with up to $100 million of additional financial support to fund our operating needs on such terms and conditions as we and ST Telemedia may agree. ST Telemedia's intention is based on our commitment to adhere to an operating plan requiring no more than $100 million in additional funds in 2004. However, ST Telemedia does not have any contractual obligation to provide financial support to us, and we can provide no assurance that ST Telemedia will provide any such financial support. Moreover, we can provide no assurance that we will be able to arrange a working capital facility on terms acceptable to us or that provides borrowing availability sufficient to meet our liquidity needs, particularly if our operating cash flows do not improve as we anticipate. Without such financing, we would be unable to fund operations through 2004. Even with such financing, we expect that we will need additional funding in 2005 to pay our expected operating expenses, fund our expected capital expenditures, meet our debt service obligations and meet our restructuring cost requirements.

The covenants in our debt instruments restrict our financial and operational flexibility.

   The indenture for the New Senior Secured Notes to be issued by our subsidiary, Global Crossing North American Holdings, Inc., and guaranteed by New GCL in connection with our Plan of Reorganization contains covenants that restrict, among other things, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, sell assets or merge or consolidate. However, the covenants in the indenture contain exceptions permitting the incurrence of debt under one or more senior working capital facilities secured by a first priority lien on substantially all of our assets (other than the assets of Global Marine and Global Crossing UK) in an aggregate principal amount of up to $150 million (individually, a "Working Capital Facility" and collectively, the "Working Capital Facilities"). Under the terms of the indenture, ST Telemedia may not be the lender under a Working Capital Facility, although the indenture does not prohibit ST Telemedia from guaranteeing our obligations under a Working Capital Facility. The indenture allows ST Telemedia to make loans to us only on a subordinated basis and subject to other significant restrictions. Except for the indication of interest described immediately above, ST Telemedia has not indicated any willingness or commitment to extend credit to us or to guarantee credit extended to us by third parties.

   In addition, the indenture contains cross-default provisions which could result in the acceleration of our repayment obligations in the event that the issuer of the New Senior Secured Notes or one or more of our other subsidiaries were to default on certain other indebtedness exceeding $2.5 million or were to become the subject of bankruptcy or insolvency proceedings. We expect that any Working Capital Facility would contain similar restrictions, as well as financial covenants that would require us to meet certain financial tests.

   The security for the New Senior Secured Notes and any future Working Capital Facility will consist of substantially all of our assets. A default under these financing agreements would allow ST Telemedia (or transferee noteholders) or the Working Capital Facility lenders to accelerate our repayment obligations, foreclose on our assets and adversely affect our rights under other commercial agreements.

   These financing agreements also could affect our financial and operational flexibility as follows:

  .   they may impair our ability to obtain additional financing in the future;

  . they may limit our flexibility in planning for or reacting to changes in market conditions; and

  . they may cause us to be more vulnerable in the event of a downturn in our business.

Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial restructuring flexibility.

   As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon dividends and inter-company transfer of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and are operating in various jurisdictions throughout the world. A number of our subsidiaries have cash on hand that exceeds their immediate requirements but that cannot be distributed or loaned to us or our other subsidiaries to fund our or their operations due to contractual restrictions or legal constraints related to the solvency of such entities. These restrictions could cause us or certain of our other subsidiaries to become and remain illiquid while other subsidiaries have sufficient liquidity to meet their liquidity needs. A number of the non-GC Debtors have significant capital lease obligations that will not be discharged in our bankruptcy proceedings. These subsidiaries were generally not included in our U.S. chapter 11 bankruptcy proceedings since such inclusion may have triggered the commencement of liquidation proceedings against such entities in jurisdictions that do not recognize an equivalent of a chapter 11 reorganization. Some of these subsidiaries could be forced into local insolvency proceedings if their operating results and financial condition do not improve.

   A default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under the indenture for the New Senior Secured Notes and may trigger cross-default provisions under any working capital facility or other financing that we may arrange. This could lead ST Telemedia (or transferee noteholders) or other lenders to accelerate the maturity of their relevant debt instruments, which would have a material adverse effect on our financial condition.

Our Global Marine subsidiary faces significant financial challenges and must successfully restructure its operations to ensure its continued viability.

   Due to adverse industry conditions and significant decreased demand for subsea cable installation services, Global Marine's revenues decreased from $537 million in 2001 to $213 million in 2002. Global Marine has experienced continued revenue declines in 2003. In addition, as a result of the non-renewal of a customer contract, commencing in April 2004, Global Marine will lose an approximately $50 million in revenue per annum contract to provide subsea maintenance services. Global Marine has implemented restructuring initiatives that have partially offset the impact of declining revenues, but Global Marine nevertheless expects to experience negative cash flows during the next year. If Global Marine is unable to increase its revenues through new business and improve its cash flow performance or is unable to raise additional funding, it may default on its capital lease and other obligations. Additional funding may not be available on acceptable terms or at all, particularly since Global Marine does not own significant unencumbered assets that it could use as collateral.

   A significant portion of Global Marine's current cash outflows consists of payments under ship charters and capital lease obligations. Certain of these charters and capital leases contain covenants that reduce Global Marine's financial flexibility and restrict, among other things, its ability to grant liens on assets. Global Marine expects to be in default under a financial ratio covenant contained in two of these agreements by the end of 2003. Global Marine is in discussions with the counterparties to these agreements to address the expected breach of such financial covenant, and is discussing with its principal ship charter creditors a possible restructuring of the payment schedules under its agreements with such creditors. If Global Marine is unsuccessful in these efforts, these parties could terminate these agreements and accelerate Global Marine's required payments thereunder. Such an action would trigger cross-default provisions in Global Marine's other ship charters and capital lease obligations.

Our access to capital is likely to be limited.

   Many telecommunications companies, including us, have defaulted on debt securities and bank loans in recent years and had their equity positions eliminated in bankruptcy reorganizations. This history has led to limited access to the capital markets by companies in our industry. Our access to the capital markets is likely to be particularly limited for the foreseeable future in light of our recent financial troubles and the uncertainties associated with a company that is first emerging from bankruptcy protection. Restrictions on our ability to access capital will diminish our financial and operational flexibility, and could adversely affect our ability to take advantage of opportunities for expansion of our network and capabilities and for growth through business acquisitions.

We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

   Global Crossing consists of a group of legal entities incorporated and operating in jurisdictions throughout the world, thereby subjecting us to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our net loss and, accordingly, our financial condition and results of operations. Certain unsettled tax liabilities may survive our bankruptcy proceedings. We cannot assure you that we have made adequate provision for all potential tax liabilities that may arise.

   Risks Related to Our New Common Stock

ST Telemedia will be our majority stockholder.

   After emergence from bankruptcy, a subsidiary of ST Telemedia will beneficially own 61.5% of New GCL's outstanding equity securities. As a result, ST Telemedia will have the power to elect the majority of New GCL's directors, as described in Item 10 below under the caption "Directors and Executive Officers of the Registrant--Directors of New GCL." Under applicable law and New GCL's articles of association and bye-laws and the certificate of designations for New GCL's preferred stock, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers and amendments to our articles of association and bye-laws. New GCL's bye-laws include significant additional corporate governance rights of ST Telemedia. These rights effectively dilute the rights of other shareholders. In addition, after consummation of our Plan of Reorganization, ST Telemedia will hold the New Senior Secured Notes and enjoy significant rights as a creditor under the indenture for the New Senior Secured Notes.

Limited liquidity of New GCL's common stock may result in delays in your ability to sell your common stock or lower your returns; you should be prepared to hold your investment indefinitely.

   We expect that upon our emergence from bankruptcy, there will be a limited trading market for New GCL's common stock on the over-the-counter market. Unlike the New York Stock Exchange or the Nasdaq National

Market, an active and orderly trading market on the over-the-counter market depends on the existence, and individual decisions, of willing buyers and sellers at any given time. We will not have any control over the willingness of any such parties to create a trading market.

   New GCL has applied for quotation of its common stock on the Nasdaq National Market. However, there can be no assurance that the common stock will be accepted for quotation by such market. In addition, if accepted for quotation, there can be no assurance that New GCL will continue to meet the Nasdaq National Market's listing criteria over time, or that an active trading market in New GCL's common stock will develop even if it trades on the Nasdaq National Market. If Nasdaq National Market trading does not continue or if an active trading market otherwise fails to exist, the market value of New GCL's common stock could be adversely affected, making it difficult to buy or sell New GCL's shares. Consequently, you should be prepared to hold your New GCL common stock indefinitely.

Future sales of New GCL's common stock could adversely affect its price and/or our ability to raise capital.

   Future sales of substantial amounts of New GCL's common stock, or the perception that such sales could occur, could adversely affect the market price of such stock and our ability to raise capital.

   As of our emergence from bankruptcy, there will be 22,000,000 shares of New GCL's common stock outstanding. 6,600,000 of these shares will be restricted shares held by a subsidiary of ST Telemedia. In addition, ST Telemedia's subsidiary will hold 18,000,000 shares of restricted preferred stock in New GCL, which is convertible into shares of New GCL's common stock on a one-for-one basis. These common shares will be restricted unless certain criteria are met. All such restricted shares may be sold only under a registration statement or an exemption from Securities Act registration requirements. However, ST Telemedia may cause us to register sales of such restricted stock at any time.

   In addition to the shares outstanding upon our emergence from bankruptcy, an additional 18,000,000 shares of common stock will be reserved for issuance upon the conversion of the preferred shares held by ST Telemedia and its affiliates, and an additional 3,478,261 shares will be reserved for issuance upon the exercise of stock options under New GCL's 2003 Stock Incentive Plan.

   The shares of New GCL common stock available for sale on the open market could increase materially as a result of a decision by ST Telemedia to reduce or eliminate its equity stake in New GCL, or as a result of the conversion of ST Telemedia's preferred shares into common shares or the exercise of options under the 2003 Stock Incentive Plan. These actions could significantly depress the market price of New GCL's common stock.

   Other Risks

Our adoption of "fresh start" accounting and changes due to acquisitions and dispositions make comparisons of our financial position and results of operations with those of prior periods more difficult.

   In connection with our emergence from bankruptcy, we will implement "fresh start" accounting for periods following the reorganization. Fresh start accounting requires us to restate all our assets and liabilities to reflect their respective fair values. As a result, the consolidated financial statements for periods after our emergence from bankruptcy will not be comparable to our consolidated financial statements for the periods prior to our emergence from bankruptcy, which were prepared on an historical cost basis. The application of "fresh start" accounting may make it more difficult to compare our post-emergence operations and results to those in pre-emergence periods and could therefore adversely affect trading in and the liquidity of New GCL's common stock. Comparability difficulties also may arise due to changes in our business due to acquisitions and dispositions of business units and significant assets over time, as described in the notes to the consolidated financial statements included in this annual report on Form 10-K.

We and certain of our current and former officers and directors are involved in various governmental investigations and lawsuits.

   As described below in Item 3 "Legal Proceedings," we are the subject of investigations by the SEC and certain other governmental agencies. In addition, certain of our current and former officers and directors may also be the subject of such investigations and are defendants in related class action and other pending and future lawsuits. If a monetary sanction were to be imposed on us by the SEC, any civil monetary penalty would be discharged upon consummation of our Plan of Reorganization. Nevertheless, the SEC and the other governmental agencies that are investigating us could impose non-monetary penalties on us that could affect our capital-raising or other activities. Moreover, the ongoing involvement in these governmental investigations and civil lawsuits by certain of our current officers and directors could distract such individuals and reduce their productivity on our behalf. Finally, our involvement and the involvement of our current and former officers and directors in these investigations and lawsuits could adversely affect our perception by investors, customers, suppliers, employees and others, which in turn could adversely affect our operating results and hamper our ability to raise capital.

ITEM 2. PROPERTIES

   We lease our principal offices in Hamilton, Bermuda. We also lease corporate office space in Basingstoke and Chelmsford, England; Billings, Montana; Crewe, England; Dublin, Ireland; Florham Park, New Jersey; London, England; Miami, Florida; Montreal, Canada; New York, New York; Phoenix, Arizona; Rochester, New York; Southfield, Michigan; and Westminster, Colorado. We also own or lease sales, administrative and other support offices worldwide.

   In our telecommunications services segment, we own or lease numerous cable landing stations throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber optic backbone and distribution network facilities, our point-to-point distribution capacity, our switching equipment and connecting lines between other carriers' equipment and facilities and our customers' equipment and facilities.

   In our installation and maintenance services segment, we own, lease and operate a fleet of vessels used in the planning, installation, and maintenance of undersea fiber optic cable systems.

   Our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

Special Committee Investigation

   In August 2001, a former employee of ours made public certain accusations, among other things, regarding the propriety, business purpose and accounting treatment of certain concurrent transactions for the purchase and sale of telecommunications capacity and services between us and our carrier customers. In response, the Company formed a special committee of its board of directors to investigate those allegations. In April, 2002, the board of directors appointed three independent members to fill vacancies on the board and the special committee that occurred shortly after the commencement of the bankruptcy cases. Since that time, these three directors have constituted the special committee. In its investigation, the special committee reviewed 16 of 36 concurrent transactions entered into by us between the fourth quarter of 2000 and the third quarter of 2001 (the "Core Transactions"). The Core Transactions represented the majority of the value of the concurrent transactions entered into by us during that time frame.

   In addition to addressing the substance of the allegations by the former employee, the committee also reviewed the circumstances surrounding our retention of our outside counsel, Simpson Thacher & Bartlett LLP, for the purpose of inquiring into the allegations and Simpson Thacher's performance pursuant to our retention.

   The special committee completed its investigation after a year-long inquiry and filed its report with the Bankruptcy Court on March 10, 2003, pursuant to an order of the Court. The special committee's complete report is available through the Bankruptcy Court. The special committee summarized its findings and conclusions, in part, as follows: (1) each of the Core Transactions had a legitimate business purpose at the time it was entered into and each was subjected to a process of internal corporate review and approval (albeit one not always rigorously applied); (2) our sharply increased reliance on concurrent transactions in the first and second quarters of 2001, when reviewed in retrospect, was not a prudent or financially sound business decision; (3) neither we nor Simpson Thacher intended to conceal or suppress the former employee's allegations, although Simpson Thacher did not adequately investigate or respond to the allegations and did not adequately discharge its professional obligations to us; (4) we relied in good faith on advice received from Arthur Andersen LLP, our independent public accountants at the time ("Arthur Andersen") in accounting for the concurrent transactions; and (5) we relied in good faith on advice received from Simpson Thacher and Arthur Andersen in our public disclosures regarding the concurrent transactions.

Securities and Exchange Commission Investigation

   On February 5, 2002, the SEC commenced a formal investigation into our concurrent transactions and related accounting and disclosure issues. We have been cooperating with the SEC by providing documents and other information to the SEC staff, which has taken testimony from our current and former directors, officers, and employees. To resolve the SEC's investigation, we and certain former officials have entered into negotiations with the SEC staff with a view to settlement, although to date settlement has not been reached. As part of the chapter 11 process, the SEC filed a proof of claim asserting contingent and unliquidated amounts against us. However, on November 14, 2003, the Bankruptcy Court approved a stipulation among us, the SEC and our unsecured creditors committee in which the SEC withdrew its proof of claim, with prejudice.

   We have restated certain previously issued financial statements to record the concurrent transactions at historical carrying value rather than at fair value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements of Previously Issued Financial Statements."

Department of Justice Inquiry

   In early 2002, the U.S. Attorney's Office for the Central District of California, in conjunction with the Federal Bureau of Investigation (the "FBI"), began conducting an investigation into our concurrent transactions and related accounting and disclosure issues. We have provided documents to the U.S. Attorney's office and the FBI, and FBI representatives have interviewed a number of our current and former officers and employees. We do not know whether the investigation is ongoing or has concluded.

Department of Labor Investigation

   The Department of Labor ("DOL") is conducting an investigation related to the administration of our benefit plans, including the acquisition and maintenance of investments in GCL's common stock in our 401(k) employee savings plans. We have been cooperating with the DOL by providing documents and other information to the DOL staff, and the DOL has interviewed a number of our current and former officers and employees. We and certain of our current and former officers and directors have been negotiating with the DOL staff over the terms of a potential settlement, but no agreement has been reached. If the DOL were to impose a civil monetary penalty on us, such a penalty would be discharged upon consummation of our Plan of Reorganization.

Shareholder Class Actions and Other Actions

   Following our filing for bankruptcy on January 28, 2002, approximately 50 purported shareholder class action lawsuits were filed against certain of our current and former officers and directors. The plaintiffs allege that the defendants committed fraud under the federal securities laws in connection with our financial statements and disclosures and certain other public statements made by our representatives and seek compensatory damages, costs and expenses, and equitable and other relief. The class actions have been consolidated in the United States

District Court for the Southern District of New York under the caption In re Global Crossing Ltd. Securities Litigation. In addition, a number of individual securities cases or other actions based on federal or state law claims and arising out of similar underlying facts have been filed (and in the future, additional cases may be filed) against certain of our current and former officers, directors, and employees, seeking damages for alleged violations of federal and state securities laws, breach of fiduciary duties, violations of state whistle-blower statutes, and allegations that certain former employees were improperly restricted from selling GCL common stock before the price collapsed. We are involved only indirectly in these cases and are not a named defendant.

   We deny any liability for the claims asserted in these actions and understand that our former and present officers and directors have been negotiating the terms of a settlement with the plaintiffs in the consolidated securities action, but that no agreement has been reached. Any monetary liability that we may have in respect of these cases would be discharged upon consummation of our Plan of Reorganization.

ERISA Class Actions

   Following our filing for bankruptcy on January 28, 2002, plaintiffs filed over 15 purported class actions against our current and former officers, directors, and employees pursuant to the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with the administration of our 401(k) retirement savings plans. The plaintiffs allege, among other things, that the ERISA fiduciaries breached their duties to the 401(k) plan participants by directing or otherwise being responsible for the plans' acquiring and continuing to maintain investments in our common stock. The United States District Court for the Southern District of New York has consolidated most of these actions under the caption In re Global Crossing Ltd. ERISA Litigation. The consolidated complaint seeks, among other things, a declaration that the defendants breached their fiduciary duties to the plaintiff class, an order compelling defendants to make good on the losses sustained by the plans, the imposition of a constructive trust on any amounts by which the defendants were unjustly enriched by their actions, and an order of equitable restitution. Although we are named as a defendant in the consolidated ERISA case, plaintiffs assert in their consolidated complaint that they will not prosecute their action against us unless or until the Bankruptcy Court lifts or grants relief from the automatic stay of litigation imposed by the Bankruptcy Code. We deny any liability for the claims asserted in these matters and understand that our past and present officers and directors have been negotiating the terms of a settlement with the plaintiffs in these actions, but that no agreement has been reached. Any monetary liability that we may have in respect of these cases would be discharged upon consummation of our Plan of Reorganization.

   On April 30, 2002, an additional case, Pusloskie v. Winnick et al, was commenced in the United States District Court for the Southern District Court against certain of our current and former directors, officers and employees. This case is brought on behalf of a putative class of our former employees and asserts claims for breach of fiduciary duties in connection with the administration of one of our 401(k) retirement plans. This additional case does not name us as a defendant and was not consolidated with the other ERISA cases.

Change-of-Control Severance Plan Class Action

   Plaintiffs have filed a purported class action against our current and former officers, directors, and employees and against the Frontier Corporation/Global Crossing Change of Control Severance Plan (the "Severance Plan") under ERISA in connection with the administration of the Severance Plan. The plaintiffs allege, among other things, that the purported ERISA fiduciaries and the Severance Plan breached their duties to the plan's participants in suspending payments of severance benefits in connection with our bankruptcy filing. The case has been coordinated (but not consolidated) with the securities and the other ERISA class actions in the Southern District of New York, where it is pending under the caption Simonetti v. Perrone. We are not named as a defendant in the Simonetti case. We deny any liability for the claims asserted and understand that the defendants have been negotiating the terms of a settlement with the plaintiffs but that no agreement has been reached. Any monetary liability that we might have in respect of this case will be discharged upon consummation of the Plan of Reorganization.

Initial Public Offering Litigation

   On June 12, 2002, certain plaintiffs filed a consolidated complaint captioned In re Global Crossing Ltd. Initial Public Offering Securities Litigation in the United States District Court for the Southern District of New York alleging that certain of our current and former officers and directors violated the federal securities laws through agreements with underwriters in connection with our initial public offering and other offerings of our shares. The complaint seeks damages in an unstated amount, pre-judgment and post-judgment interest, and attorneys' and expert witness fees. This consolidated action involving us is further consolidated in the United States District Court for the Southern District of New York with cases against approximately 309 other public issuers and their underwriters under the caption In re Initial Public Offering Securities Litigation. Pursuant to the automatic stay of litigation imposed by the Bankruptcy Code, we are not a defendant in this action. We believe that any liability we may have in respect of this action is subject to indemnification by the firms that acted as underwriters in the applicable securities offerings. Any monetary liability would, in any event, be discharged upon consummation of our Plan of Reorganization.

Qwest Rights-of-Way Litigation

   In May 2001, a purported class action was commenced against three of our subsidiaries in the United States District Court for the Southern District of Illinois. The complaint alleges that we had no right to install a fiber optic cable in rights-of-way granted by the plaintiffs to certain railroads. Pursuant to an agreement with Qwest Communications Corporation, we have an indefeasible right to use certain fiber optical cables in a fiber optic communications system constructed by Qwest within the rights-of- way. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber optic cable for use by Qwest or any other entities. The action has been brought on behalf of a national class of landowners whose property underlies or is adjacent to a railroad right-of-way within which the fiber optic cables have been installed. The action seeks actual damages in an unstated amount and alleges that the wrongs done by us involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. We have made a demand of Qwest to defend and indemnify us in the lawsuit. In response, Qwest has appointed defense counsel to protect our interests.

   Our North American network includes capacity purchased from Qwest on an IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on our ability to utilize large portions of its North American network. This litigation is stayed against us pending our emergence from bankruptcy, and the plaintiffs' pre-petition claims against us will be discharged at that time in accordance with our Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserves plaintiffs' rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, we could lose our ability to operate our North American network, although we believe that we would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which we originally purchased this capacity.

   In September 2002, Qwest and certain of the other telecommunication carrier defendants filed a proposed settlement agreement in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except for certain claims in Louisiana. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the U.S. Court of Appeals for the Seventh Circuit.

Softbank Arbitration and Microsoft Settlement

   At the time of the formation of the Asia Global Crossing joint venture, Microsoft and Softbank each committed to purchases of at least $100 million in capacity on our network over a three-year period. Softbank failed to satisfy that commitment, and its remaining unsatisfied commitment of $85.5 million, which it was required to utilize by December 31, 2002, had been the subject of a recently concluded arbitration proceeding. The arbitration, commenced by us in September 2002, alleged that Softbank breached its contractual obligations to us and sought $85.5 million in damages. Softbank's defense was that its commitment was extinguished as a result of our loss of control of Asia Global Crossing and Pacific Crossing Limited, and that in any event it was entitled to offset any monies owed by various credits and abatements due from us. In a final award issued on October 30, 2003, the arbitration panel found that Softbank is liable to Global Crossing for breach of the underlying commercial commitment agreement in the net amount of approximately $20 million, after abatements and offsets, together with an additional award of interest in the amount of approximately $0.2 million.

   On April 1, 2003 we entered into a settlement agreement with Microsoft to resolve a number of contractual disputes regarding its remaining capacity commitment obligations, including allegations by Microsoft that were similar to those made by Softbank in the above-referenced arbitration proceedings. The settlement resulted in a reduction in Microsoft's remaining unsatisfied commitment from approximately $76 million to approximately $61 million. Most of the restructured commitment is subject to our emergence from bankruptcy and a smaller portion is also contingent on the satisfactory completion of a performance test of our Western European network. The restructured commitment requires Microsoft to purchase capacity on our owned network, except that 15% of Microsoft's commitment can be used by it for the purchase of off-network access services.

Resolution of Pre-petition Claims

   As discussed above, the GC Debtors filed for protection under the Bankruptcy Code. As is typical in a large chapter 11 case, the resolution of claims of certain creditors will take place over a number of months after we emerge from bankruptcy. The Plan of Reorganization turns this administrative process over to an "Estate Representative," appointed by representatives of our largest pre-petition creditor groups. The resolution of disputes in connection with these pre-petition claims will not have an adverse affect on New GCL or change the distributions under our Plan of Reorganization to any of the classes of holders of claims and interests summarized above under "Business--Our Chapter 11 Reorganization--Effect of the Plan of Reorganization and Schemes of Arrangement and Distributions Thereunder."

   For a discussion of certain other legal proceedings involving us, see Note 27 "Commitments, Contingencies and Other" to our consolidated financial statements included in this annual report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the year ended December 31, 2002, other than matters voted on by holders of our debt securities in the ordinary course of our bankruptcy proceedings.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

   GCL's common stock traded on the New York Stock Exchange ("NYSE") under the symbol "GX" until January 28, 2002, at which time the NYSE suspended trading of GCL's common stock due to our chapter 11 bankruptcy filing. As a result of the suspension and subsequent de-listing of GCL's our common stock from the NYSE, the shares began quotation on the over-the-counter ("OTC") market under the symbol "GBLXQ" on January 29, 2002. The table below sets forth, on a per share basis for the periods indicated, the intra-day high and low sales prices for our common stock as reported by the NYSE and the closing high and low bid prices as reported on the OTC market; provided that the first quarter 2002 high price reflects the NYSE high sales price prior to GCL's delisting on January 28, 2002, and the first quarter 2002 low price reflects the OTC market low bid price during the balance of the quarter. The OTC bid prices represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions.

                                          Price Range
                                   -------------------------
                                      2002         2001
                                   ----------- -------------
                                   High   Low   High   Low
                                   ----- ----- ------ ------
                    First Quarter. $0.88 $0.05 $25.88 $11.15
                    Second Quarter $0.16 $0.05 $16.00 $ 6.70
                    Third Quarter. $0.06 $0.02 $ 9.85 $ 1.61
                    Fourth Quarter $0.04 $0.01 $ 2.30 $ 0.38

   As of September 30, 2003, there were approximately 31,350 stockholders of record of GCL's common stock. Pursuant to our Plan of Reorganization, all interests in GCL's common stock will be canceled effective on the date we emerge from bankruptcy. Our pre-petition common stock has continued to trade in the OTC market throughout our bankruptcy proceedings.

   We have applied for New GCL's common stock to be quoted on the Nasdaq National Market. However, there can be no assurance that such application will be accepted. It is expected that, after giving effect to the distributions to be made under our Plan of Reorganization, there will be four stockholders of record of New GCL's common stock: a subsidiary of ST Telemedia; the estate representative appointed by our creditors to resolve disputed claims, among other things; Wells Fargo Bank Minnesota, NA, as indenture trustee for certain pre-petition bondholders; and Cede & Co., a depository that will hold the shares of New GCL on behalf of the beneficial holders, who will initially be certain of our pre-petition creditors.

Dividends

   GCL has never declared or paid a cash dividend on its common stock. We do not expect that New GCL will declare or pay dividends on its common stock for the foreseeable future. The payment of future dividends, if any, will be at the discretion of New GCL's board of directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant. In addition, covenants in our financing agreements will significantly restrict New GCL's ability to pay cash dividends on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion of the terms of these agreements.

Description of New Global Crossing Equity Securities

   New GCL will be authorized to issue 55,000,000 shares of common stock and 45,000,000 shares of preferred stock. Pursuant to our Plan of Reorganization, upon our emergence from bankruptcy, New GCL will issue 15,400,000 shares of common stock to our pre-petition creditors and will issue 6,600,000 shares of common stock and 18,000,000 shares of preferred stock to a subsidiary of ST Telemedia. 18,000,000 shares of common stock will be reserved for the conversion of ST Telemedia's preferred shares, while an additional 3,478,261 shares of common stock will be reserved for issuance under New GCL's 2003 Stock Incentive Plan, which is described below under "- Equity Compensation Plan Information." The following is a brief description of New GCL's common and preferred shares.

   New Global Crossing Common Stock

   Each share of New GCL common stock ("New GCL Common Stock") has a par value of $.01 and entitles the holder thereof to one vote on all matters to be approved by stockholders. The amended and restated bye-laws of New GCL contain special protections for minority shareholders, including limitations on transactions with ST Telemedia or its affiliates, certain pre-emptive rights, certain rights to receive financial information, and certain obligations of ST Telemedia, or certain other third parties, to offer to purchase shares of New GCL Common Stock under certain circumstances. Certain of these rights expire when the New GCL Common Stock is listed on the Nasdaq National Market or a securities exchange. The amended and restated bye-laws of New GCL are filed as an exhibit to this annual report on Form 10-K.

   New Global Crossing Preferred Stock

   The 18,000,000 shares of preferred stock to be issued to a subsidiary of ST Telemedia at the time of our emergence from bankruptcy (the "New GCL Preferred Stock") will accumulate dividends at the rate of 2% per annum. Those dividends will be payable in cash after New GCL and its subsidiaries (other than Global Marine and its subsidiaries) achieve specified financial targets. The New GCL Preferred Stock will have a par value of $.10 per share and a liquidation preference of $10 per share (for an aggregate liquidation preference of $180 million). The New GCL Preferred Stock will rank senior to all other capital stock of New GCL, provided that any distribution to shareholders following a disposition of all or any portion of the assets of New GCL will be shared pro rata by the holders of New GCL Common Stock and New GCL Preferred Stock on an as-converted basis. Each share of New GCL Preferred Stock is convertible into one share of New GCL Common Stock at the option of the holder.

   The New GCL Preferred Stock will vote on an as-converted basis with the New GCL Common Stock, but will have class voting rights with respect to any amendments to the terms of the New GCL Preferred Stock. As long as ST Telemedia beneficially owns a certain minimum percentage of the outstanding New GCL Common Stock, its approval will be required for certain major corporate actions of New GCL and/or its subsidiaries. Those corporate actions include (i) the appointment or replacement of the chief executive officer, (ii) material acquisitions or dispositions, (iii) mergers, consolidations or reorganizations,
(iv) issuance of additional equity securities (other than enumerated exceptions), (v) incurrence of indebtedness above specified amounts, (vi) capital expenditures in excess of specified amounts, (vii) the commencement of bankruptcy or other insolvency proceedings, and (viii) certain affiliate transactions. New GCL's amended and restated bye-laws and the certificate of designations for the New GCL Preferred Stock are filed as exhibits to this annual report on Form 10-K.

   Securities Law Matters Relating to New Global Crossing Equity Securities

   Section 1145(a) of the Bankruptcy Code generally exempts from registration under the Securities Act of 1933, as amended (the "Securities Act"), the offer or sale of a debtor's securities under a chapter 11 plan if such securities are offered or sold in exchange for a claim against, or an equity interest in, such debtor. In reliance upon this exemption, the New GCL Common Stock issued to creditors under the Plan of Reorganization generally will be exempt from the registration requirements of the Securities Act. Accordingly, such securities may be resold without registration under the Securities Act or other federal securities laws pursuant to an exemption provided by section 4(1) of the Securities Act, unless the holder is an "underwriter" with respect to such securities, as that term is defined in the Bankruptcy Code. In addition, such securities generally may be resold without registration under state securities laws pursuant to various exemptions provided by the respective laws of the several states. However, recipients of securities issued under our Plan of Reorganization are advised to consult with their own legal advisors as to the availability of any such exemption from registration under state law in any given instance and as to any applicable requirements or conditions to such availability.

   Section 1145(b) of the Bankruptcy Code defines "underwriter" for purposes of the Securities Act as one who (i) purchases a claim with a view to distribution of any security to be received in exchange for the claim other than in ordinary trading transactions, (ii) offers to sell securities issued under a plan for the holders of such securities, (iii) offers to buy securities issued under a plan from persons receiving such securities, if the offer to buy is made with a view to distribution of such securities, or (iv) is a control person of the issuer of the securities or other issuer of the securities within the meaning of Section 2(11) of the Securities Act. The legislative history of section 1145 of the Bankruptcy Code suggests that a creditor who owns at least ten percent (10%) of the securities of a reorganized debtor may be presumed to be a "control person."

   Notwithstanding the foregoing, statutory underwriters may be able to sell their securities pursuant to the resale limitations of Rule 144 promulgated under the Securities Act. Rule 144 would, in effect, permit the resale of securities received by statutory underwriters pursuant to a chapter 11 plan, subject to applicable volume limitations, notice and manner of sale requirements, and certain other conditions. Parties who believe they may be statutory underwriters as defined in section 1145 of the Bankruptcy Code are advised to consult with their own legal advisors as to the availability of the exemption provided by Rule 144. Whether any particular person would be deemed to be an "underwriter" with respect to any security issued under our Plan of Reorganization would depend upon the facts and circumstances applicable to that person. Accordingly, we express no view as to whether any particular person receiving distributions under our Plan of Reorganization would be an "underwriter" with respect to any security issued under the plan.

   In view of the complex, subjective nature of the question of whether a particular person may be an underwriter or an affiliate of ours, we make no representations concerning the right of any person to trade in the New GCL Common Stock to be distributed pursuant to the Plan of Reorganization. Accordingly, we recommend that potential recipients of New GCL Common Stock consult their own counsel concerning whether they may freely trade such securities.

   The shares of New GCL's preferred and common stock being sold to a subsidiary of ST Telemedia under the Purchase Agreement are being issued in a private placement transaction pursuant to Section 4(2) of the Securities Act. New GCL is entering into a registration rights agreement with such subsidiary of ST Telemedia with respect to shares of New GCL Common Stock owned by it and its affiliates, including shares that may be acquired by them upon conversion of shares of New GCL Preferred Stock. Under this registration rights agreement, such subsidiary of ST Telemedia and certain of its transferees will have demand and piggyback registration rights and will receive indemnification and, in some circumstances, expense reimbursement, from New GCL in connection with the registration of ST Telemedia's New GCL Common Shares under the Securities Act. The registration rights agreement is filed as an exhibit to this annual report on Form 10-K.

Equity Compensation Plan Information

   Table of Securities Authorized for Issuance Under Equity Compensation Plans

   The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2002. Upon consummation of our Plan of Reorganization, all outstanding options in respect of GCL's common stock will be canceled.

                                                   Number of securities Weighted-average  Number of securities
                                                    to be issued upon   exercise price of remaining for future
                                                       exercise of         outstanding       issuance under
                                                   outstanding options, options, warrants equity compensation
                  Plan category                    warrants and rights     and rights            plans
                  -------------                    -------------------- ----------------- --------------------
Equity compensation plans approved by security
  holders.........................................      72,412,117           $17.31                --
Equity compensation plans not approved by security
  holders.........................................              --               --                --
                                                        ----------           ------                --
Total.............................................      72,412,117           $17.31                --
                                                        ==========           ======                ==

   Description of Equity Compensation Plans

   The 1998 Global Crossing Ltd. Stock Incentive Plan (as amended and restated as of May 1, 2000) is our only compensation plan or arrangement under which equity securities are still authorized for issuance, although no such issuance is contemplated. That plan was previously approved by shareholders. Upon consummation of our Plan of Reorganization, all awards granted under the 1998 Global Crossing Ltd. Stock Incentive Plan will be canceled, and the plan will be of no further force or effect.

   In connection with the confirmation of our Plan of Reorganization, the Bankruptcy Court approved the adoption of the 2003 Global Crossing Ltd. Stock Incentive Plan (the "2003 Stock Incentive Plan"), which will become effective as of the date that we consummate our Plan of Reorganization. Under the 2003 Stock Incentive Plan, New GCL is authorized to issue, in the aggregate, stock awards with respect of up to 3,478,261 shares of New GCL Common Stock. Of those shares, non-qualified options to purchase approximately 2.2 million shares of New GCL Common Stock are expected to be granted upon our emergence from bankruptcy (the "Emergence Options").

   The following is a summary of certain important features of the 2003 Stock Incentive Plan. This summary is qualified in its entirety by reference to the full text of the plan, which is filed as an exhibit to this annual report on Form 10-K.

   Purpose. The purpose of the 2003 Stock Incentive Plan is to help recruit and retain key individuals of outstanding ability and to motivate such individuals to exert their best efforts on our behalf. We expect to benefit from the added interest which such key individuals will have in our welfare as a result of their proprietary interest in New GCL's success.

   Administration and Participation. The 2003 Stock Incentive Plan will be administered by the compensation committee of the board of directors. The plan allows the compensation committee to make awards of stock options, stock appreciation rights, and other stock-based awards to any employee, director or consultant who is selected by the compensation committee to participate in the plan. The compensation committee has the authority to interpret the plan, to establish rules relating to the plan and to make any other determinations that the committee deems necessary or desirable for the administration of the plan.

   Limitations. The maximum number of shares for which stock options and stock appreciation rights may be granted to any one participant during any calendar year is 1,000,000; and the maximum amount of other stock-based awards that are intended to be deductible by us under Section 162(m) of the Internal Revenue Code ("performance-based awards") that may be granted to any one participant during any calendar year is 500,000 shares (or $10,000,000 if not expressed in shares). Prior to the date on which New GCL's common stock is listed on a national stock exchange or admitted for quotation on the Nasdaq National Market or Nasdaq Small Cap Market, no award may be issued under the 2003 Stock Incentive Plan with an exercise or purchase price of less than $10.16 per share.

   Stock options. Stock options granted under the 2003 Stock Incentive Plan may be non-qualified or incentive stock options for federal income tax purposes. The compensation committee will set option exercise prices and terms and determine the time at which stock options will be exercisable. However, the term of a stock option may not exceed 10 years and its exercise price may not be less than the fair market value of the shares on the date of grant; provided that the exercise price of the Emergence Options may not in any event be less than $10.16 per share.

   Stock appreciation rights. Stock appreciation rights may be granted by the compensation committee to participants as a right in conjunction with the number of shares underlying stock options granted to participants under the 2003 Stock Incentive Plan or on a stand-alone basis with respect to a number of shares for which a stock option has not been granted. Stock appreciation rights constitute the right to receive payment for each share of the stock appreciation rights exercised in stock or in cash equal to the excess of that share's fair market value on the date of exercise over the exercise price per share. The compensation committee will determine the exercise price per share of stock appreciation rights. However, that price may not be less than the fair market value of a share of common stock on the grant date. The compensation committee may impose, in its discretion, conditions on the exercisability or transferability of stock appreciation rights.

   Other stock-based awards. The compensation committee has the authority to grant other stock-based awards, which may consist of awards of common stock, restricted stock, or awards that are based on the fair market value of shares of New GCL Common Stock. The compensation committee will determine the form of other stock-based awards and the conditions on which they may be dependent, such as the right to receive one or more shares of common stock or the equivalent value in cash upon the completion of a specified period of service or the occurrence of an event or the attainment of performance objectives.

   Adjustments. In the event of any changes in the outstanding New GCL Common Stock or in the capital structure of New GCL by reason of stock or extraordinary cash dividends, stock splits, reverse stock splits, recapitalizations, reorganizations, mergers, consolidations, combinations, exchanges, or other relevant changes in capitalization or in the event of any change in applicable laws or any change in circumstances which would result in any substantial dilution or enlargement of the rights granted to, or available for, plan participants, or which otherwise warrants equitable adjustment because it interferes with the intended operation of the plan, the compensation committee may, in its sole discretion, make adjustments or substitutions, as determined by the committee in its sole discretion, as to the number, price or kind of a share or other consideration subject to such awards or as otherwise determined by the committee to be equitable.

   Change in Control. In the event of a change in control of New GCL, the compensation committee in its sole discretion may take such actions, if any, as it deems necessary or desirable with respect to any award (including, without limitation, the acceleration of an award, and/or the issuance of substitute awards that will substantially preserve the value, rights and benefits of any affected awards) as of the date of the consummation of the change in control.

ITEM 6. SELECTED FINANCIAL DATA

   The table below presents selected consolidated financial data of Global Crossing as of and for the five years ended December 31, 2002. The historical financial data as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000 have been derived from the historical consolidated financial statements of Global Crossing presented elsewhere in this annual report on Form 10-K and should be read in conjunction with such consolidated financial statements and accompanying notes. We restated our consolidated financial statements as of and for the year ended December 31, 2000 and restated our quarterly consolidated financial statements for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001. The data presented in the table below reflect these restatements. See Note 4, "Restatement of Previously Issued Financial Statements," to the consolidated financial statements included in this annual report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restatements of Previously Issued Financial Statements" for a discussion of these restatements.

                                                                               Year Ended December 31,
                                                        --------------------------------------------------------------------
                                                                                        2000
                                                            2002          2001       (restated)       1999          1998
                                                        ------------  ------------  ------------  ------------  ------------
                                                               (in millions, except share and per share information )
Statements of Operations data:
Revenues............................................... $      3,116  $      3,659  $      3,505  $      1,491  $        424
Cost of access and maintenance.........................        2,205         2,152         1,791           396            13
Other operating expenses...............................        1,208         2,080         1,752           647           150
Asset impairment charges...............................           --        17,181            --            --            --
Depreciation and amortization..........................          137         1,548         1,280           451           141
Restructuring charges..................................           --           410            --            --            --
Operating loss.........................................         (434)      (19,712)       (1,318)           (3)          (20)
Gain from sale of subsidiary's common stock and related
 subsidiary stock sale transactions....................           --            --           303            --            --
Loss from write-down and sale of investments, net......           --        (2,041)           --            --            --
Termination of advisory services agreement.............           --            --            --            --           140
Income (loss) from continuing operations...............         (296)      (20,478)       (1,785)          (53)          (91)
Income (loss) from discontinued operations, net........          950        (1,916)       (1,008)          (44)            3
Income (loss) applicable to common shareholders........          635       (22,632)       (3,115)         (178)         (135)

Income (loss) per common share:
Income (loss) from continuing operations applicable to
 common shareholders, basic and diluted................ $      (0.35) $     (23.37) $      (2.49) $      (0.24) $      (0.38)
                                                        ============  ============  ============  ============  ============
Income (loss) applicable to common shareholders, basic
 and diluted........................................... $       0.70  $     (25.53) $      (3.69) $      (0.35) $      (0.38)
                                                        ============  ============  ============  ============  ============
Shares used in computing basic and diluted loss per
 share.................................................  903,217,277   886,471,473   844,153,231   502,400,851   358,735,340
                                                        ============  ============  ============  ============  ============
Balance Sheet data:
Property and equipment, net............................ $      1,059  $      1,000  $      8,124  $      4,896  $        434
Goodwill and intangibles, net..........................           --            --         9,176         6,444            --
Total assets...........................................        2,635         4,214        28,940        19,666         2,639
Short-term borrowings and long-term debt in default....           --         6,589         1,000            --            --
Long-term debt.........................................           --            --         5,113         4,900         1,066
Liabilities subject to compromise......................        8,136            --            --            --            --
Mandatorily redeemable and cumulative convertible
 preferred stock.......................................        2,444         3,161         3,158         2,085           483
Total shareholders' (deficit) equity...................      (10,935)      (12,195)       10,564         9,179           774

Other data:
Working capital not including long-term debt in
 default............................................... $        138  $       (794) $       (202) $      1,025  $        715
Net cash provided by (used in) operating activities....          330        (1,087)          549           710           344
Net cash provided by (used in) investing activities....         (235)          750        (3,398)       (3,952)         (760)
Net cash provided by (used in) financing activities....            2           151         2,989         4,133         1,216

   In reading the above selected historical financial data, please note the following:

  . The consolidated statement of operations data for the year ended December 31, 1999 includes the results of Global Marine for the period from July 2, 1999, date of acquisition, through December 31, 1999; the results of Frontier for the period from September 28, 1999, date of acquisition, through December 31, 1999; and the results of Racal Telecom for the period from November 24, 1999, date of acquisition, through December 31, 1999. The consolidated balance sheet as of December 31, 1999 includes amounts related to Global Marine, Frontier and Racal Telecom. The consolidated statement of operations data for the year ended December 31, 2000 includes the results of IXnet (excluding Asian operations) for the period from June 14, 2000, date of acquisition, through December 31, 2000. The consolidated balance sheet as of December 31, 2000 includes amounts related to IXnet (excluding Asian operations). See further discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  . The consolidated statement of operations data for all periods presented reflects the results of the ILEC and GlobalCenter (both acquired in the Frontier transaction), IPC and Asia Global Crossing (including PCL and Asian Operations of IXnet) as discontinued operations. The ILEC business was sold on June 29, 2001 to Citizens Communications, Inc. for cash proceeds of $3.369 billion, resulting in an after-tax loss of approximately $206 million; GlobalCenter was sold to Exodus Communications, Inc. for 108.15 million shares valued at $1.918 billion on January 11, 2001, resulting in a deferred gain of $126 million amortizable over the 10 year life of a network services agreement between the Company and Exodus; IPC was sold to Goldman Sachs Capital Partners, Inc. for cash proceeds of $300.5 million, representing a loss of $120 million; and Asia Global Crossing, a 58.9% owned subsidiary, was abandoned on November 17, 2003 upon its filing for bankruptcy and our effective loss of control with no corresponding proceeds or outflow, representing a gain of $1.184 billion. The 2001 discontinued operating results of Asia Global Crossing includes impairment charges of $2.399 billion and $450 million in accordance with the provisions of SFAS No. 121 and APB No. 18, respectively. See further discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  . On May 16, 1999, we entered into a definitive agreement to merge with US West, Inc. On July 18, 1999, we agreed to terminate our merger agreement and US West agreed to merge with Qwest Communications International, Inc. As a result, US West paid a termination fee of $140 million in cash and returned shares of our common stock purchased in a tender offer, and Qwest committed to purchase capacity over a four-year period. For the year ended December 31, 1999, we recognized $210 million, net of merger related expenses, of "other income" in connection with the termination of the US West merger agreement.

  . As of December 31, 2001, as a result of our subsequent bankruptcy filing on January 28, 2002, our outstanding indebtedness of $6.589 billion was classified as a current liability in the consolidated balance sheet. As of December 31, 2002, our debt and all other liabilities of the GC Debtors predating our bankruptcy filing are presented as liabilities subject to compromise in accordance with SOP 90-7. See further discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies--Fresh Start Accounting."

  . In 2001, the results from operations include non-cash long-lived asset impairment charges of $17.181 billion in accordance with the provisions of SFAS No. 121. This includes a write-off of all goodwill and other identifiable intangibles of $8.573 billion and tangible long-lived assets of $8.608 billion. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restatements."

  . We raised significant capital (both equity and debt) during the years ending December 31, 2001, 2000, 1999, and 1998. All outstanding common and preferred stock will be canceled upon our emergence from bankruptcy. In addition, all outstanding indebtedness of the GC Debtors, including debt under our $2.25 billion senior secured corporate credit facility (the "Corporate Credit Facility") will be canceled. Our wholly-owned subsidiary, Global Crossing North American Holdings, Inc., will issue $200 million principal amount of the New Senior Secured Notes upon emergence from bankruptcy which will be guaranteed by New GCL and its subsidiaries. See further discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  . Restructuring efforts commenced in August of 2001 resulting in more than 5,300 employee terminations and the closing of 247 sites. Restructuring charges of $95 million and $410 million are reflected in the results from operations above in 2002 and 2001, respectively. The 2002 charges are recorded as a reorganization item as required under SOP 90-7. See further discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The following tables set forth the effect of the restatements on our consolidated balance sheets, statements of operations and statements of cash flows for the restated periods. The tables do not reflect the retroactive reclassification of Asia Global Crossing and IPC into discontinued operations or the reclassification of Global Marine from discontinued operations to continuing operations for the nine months ended September 30, 2001 as described in Note 8, "Discontinued Operations and Dispositions," to the consolidated financial statements included in this annual report on Form 10-K. See Notes 4, 8 and 33 to the accompanying consolidated financial statements.

                                                Nine months ended               Year ended
                                               September 30, 2001            December 31, 2000
                                           --------------------------  -----------------------------
                                            (in millions, except share and per share information)
                                           As previously               As previously
                                             reported     As Restated    Reported    As restated/(1)/
                                           ------------- ------------  ------------- ---------------
Consolidated balance sheet data:
Other assets, current and long term....... $      1,508  $      1,353  $      1,568  $      1,568
Property and equipment, net...............       12,058        11,102        10,030        10,030
Goodwill and intangibles, net.............        8,291         8,291        11,481         9,631
Deferred revenue, current and long-term...        3,256         2,158         1,983         1,983
Stockholder's equity......................        6,884         6,798        11,700        10,565
Consolidated statement of operations data:
Revenue...................................        2,437         2,327         3,789         3,726
Operating expenses........................       (4,409)       (4,298)       (5,185)       (5,122)
Tax benefit (provision)...................          331           866           145          (390)
Income (loss) from discontinued operations         (591)          (73)         (308)         (908)
Loss applicable to shareholders...........       (4,772)       (3,722)       (1,980)       (3,115)
Loss per share applicable to shareholders.        (5.39)        (4.20)        (2.35)        (3.69)
Shares used in computing basic and diluted
  loss per share..........................  885,981,278   885,981,278   844,153,231   844,153,231
Consolidated cash flow data:
Net cash provided by (used in) operating
  activities..............................          418          (362)          911           734
Net cash provided by (used in) investing
  activities.............................. $        110  $        890  $     (4,427) $     (4,250)

                                                     Six months ended           Three months ended
                                                       June 30, 2001              March 31, 2001
                                                --------------------------  --------------------------
                                                 (in millions, except share and per share information)
                                                As previously               As previously
                                                  reported     As Restated    Reported     As restated
                                                ------------- ------------  ------------- ------------
Consolidated balance sheet data:
Other assets, current and long term............ $      2,033  $      1,894  $      3,098  $      3,060
Property and equipment, net....................       11,823        11,001        10,915        10,419
Goodwill and intangibles, net..................       10,085         9,235        11,224         9,374
Deferred revenue, current and long term........        3,027         2,070         2,528         1,997
Stockholder's equity...........................        8,815         8,200        10,327         9,110
Consolidated statement of operations data:
Revenue........................................        2,151         2,090         1,082         1,034
Operating expenses.............................       (3,203)       (3,137)       (1,595)       (1,545)
Tax benefit (provision)........................          123           123            46            46
Income (loss) from discontinued operations.....         (125)          393           (54)         (136)
Loss applicable to shareholders................       (1,364)         (843)         (675)         (756)
Loss per share applicable to shareholders......        (1.54)        (0.95)        (0.76)        (0.85)
Shares used in computing basic and diluted loss
  per share....................................  885,409,765   885,409,765   884,702,182   884,702,182
Consolidated cash flow data:
Net cash provided by (used in) operating
  activities...................................          677            32            21          (296)
Net cash provided by (used in) investing
  activities................................... $      1,087  $        442  $     (1,273) $       (956)

(1)Recording the concurrent transactions at historical carryover basis rather than at fair value did not have a material impact on our consolidated financial position (less than 1% of total assets) or statement of operations (less than 0.1% of net loss) as of and for the year ended December 31, 2000 and as a result the consolidated balance sheet and statement of operations as of and for the year ended December 31, 2000 have not been restated in respect of the concurrent transactions.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read together with our consolidated financial statements and related notes appearing in this annual report on Form 10-K.

   Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations and business strategies or include other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See Item 1, "Business--Cautionary Factors That May Affect Future Results," for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward-looking data.

Plan of Reorganization

   On December 26, 2002, the Bankruptcy Court confirmed the Plan of Reorganization. The consummation of the Plan of Reorganization will result in the following:

  . Payment of $489 million in cash to the holders of claims under our pre-petition bank financing agreements (the "Bank Lenders");

  . Payment of $31 million in cash to the holders of our pre-petition publicly issued notes and certain other general unsecured creditors (the "Unsecured Creditors");

  . Payment of $3 million in cash to the holders of small pre-petition unsecured claims;

  . Payment of $180 million in cash (certain amounts within this total to be paid over 24 months) to certain of our pre-petition vendors in accordance with settlements approved by the Bankruptcy Court;

  . Payment of cash settlements ($8 million paid on consummation and an estimated balance of $48 million to be settled over a period of up to six years) to the holders of secured and priority tax claims;

  . Payment of $7 million in cash to estate representatives to fund the post-emergence administration expenses for winding up the bankruptcy estates, resolving disputed claims, and pursuing causes of action against third parties;

  . Payment of all administrative claims in the GC Debtors' chapter 11 cases, including payments to retained professionals;

  . Reimbursement of indenture trustees' fees and the reasonable fees and expenses of their professionals;

  . Issuance of 2.4 million shares of New GCL Common Stock to the Bank Lenders (representing a 6% equity ownership interest);

  . Issuance of 13 million shares of New GCL Common Stock to the Unsecured Creditors (representing a 32.5% equity ownership interest);

  . Issuance of 18 million shares of New GCL Preferred Stock (convertible into 18 million shares of New GCL Common Stock) and 6.6 million shares of New GCL Common Stock to ST Telemedia in consideration for a cash equity investment of $250 million (the New GCL Preferred Stock and New Common Stock issued to ST Telemedia will represent a 61.5% equity ownership interest);

  . Reservation of approximately 3.5 million shares of New GCL Common Stock for issuance under the 2003 Stock Incentive Plan;

  . Issuance of $200 million in aggregate principal amount of New Senior Secured Notes to ST Telemedia for gross proceeds of $200 million, which gross proceeds will be distributed to our banks and unsecured creditors (which amounts are included in the cash payments noted above); and

  . Discharge of all pre-petition claims against the GC Debtors and the cancellation of all pre-petition equity interests in GCL (whether in the form of preferred stock, common stock, or options) and all pre-petition preferred equity interests in GCHL.

   See "Our Chapter 11 Reorganization" in Item 1 of this annual report on Form 10-K for a discussion of our bankruptcy filings and the Plan of Reorganization. We refer to the Plan of Reorganization, which is attached to the Disclosure Statement which is included as an exhibit to this annual report on Form 10-K, for a complete description of the allocations among all creditor classes.

Accounting Impact of Reorganization

   As a result of our chapter 11 filing in the Bankruptcy Court, our consolidated financial statements have been prepared in accordance with SOP 90-7. SOP 90-7 requires an entity to distinguish pre-petition liabilities as subject to compromise from post-petition liabilities on its consolidated balance sheet. The liabilities subject to compromise reflect our estimate of the amount of pre-petition claims that will be restructured in the GC Debtors' chapter 11 cases. In addition, our consolidated statement of operations reflects ongoing operations separately from any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization, otherwise known as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as amended by SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

   We will be required to implement the "fresh start" accounting provisions of SOP 90-7 to the financial statements of New GCL and its subsidiaries upon emergence. Under fresh start accounting, we are required to adjust the historical cost of our assets and liabilities to their fair value. The fair value of the assets and liabilities of New GCL, its reorganization value, of approximately $2 billion constitutes $200 million in New Senior Secured Notes, $407 million in New GCL Common Stock and New GCL Preferred Stock and approximately $1.4 billion of other liabilities, including obligations under various capital leases, that were not eliminated or discharged under the terms of the Plan of Reorganization. As described above, the Plan of Reorganization will result in the cancellation of all outstanding common and preferred stock of Global Crossing, all outstanding preferred stock of GCHL and all pre-petition indebtedness of the GC Debtors, including approximately $2.2 billion under the Corporate Credit Facility, $4.4 billion in unsecured notes, approximately $1.6 billion of deferred revenue and $1.4 billion of other liabilities. As a result of these changes to the capital structure, New GCL's interest expense and preferred dividend obligations will be significantly less than we incurred in periods prior to the Commencement Date. Due to the cancellation of pre-emergence debts and liabilities and the change of control anticipated under the Purchase Agreement, a substantial portion of our net operating loss carryforwards and capital loss carryforwards will be eliminated. In addition, other tax attributes, including asset bases, could also be reduced. We are still reviewing the overall tax impact of the Plan of Reorganization.

Restructuring

   In August 2001, we announced restructuring efforts centered around the realignment and integration of our then current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance, and sales and marketing. The realignment and integration was expected to result in the elimination of more than 2,000 positions, primarily in the United States, across a majority of our business functions and job classes. In addition, as part of the plan, we planned a significant consolidation of offices and other real estate facilities. These initial restructuring efforts were primarily in response to revenue and margin shortfalls compared to planned levels that commenced in 2001. We anticipated that this initial restructuring, which resulted in about 1,300 employee terminations and 110 site closings, would reduce costs and bring the Company back in line with its planned levels of profitability.

   Following the events of September 11, 2001, the macroeconomic environment, especially in relation to the telecommunications industry, worsened considerably from the declining environment that had prevailed since the economic highs of early 2000. These worsening conditions further interfered with the Company's ability to build its revenue base to a break-even level. Additionally, the failure of a number of telecommunications companies, compounded by the recessionary state of the national and global economy, unnerved investors and significantly limited capital markets as a source of additional liquidity for us. Furthermore, increased fiber system builds by new entrants, as well as announced plans for major subsea systems increased supply in the telecommunications market, which depressed forward-looking bandwidth prices. As a result of these circumstances, we determined that a deeper restructuring of the business was required. Additional efforts were adopted in the fourth quarter of 2001, which led to an additional 1,500 employee terminations and 20 site closings.

   As a result of the cumulative impact of these initiatives, we recorded a restructuring charge of $410 million during the year ended December 31, 2001. The components of this charge consisted of $71 million related to employee terminations, $270 million related to facility closures, and $69 million related to various other restructuring items.

   In January 2002, we filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and subsequently filed the Plan of Reorganization. Throughout 2002, we continued our efforts to reduce costs under an aggressive financial plan. As a result of these continued initiatives and adjustments to our plans resulting from the chapter 11 filings, we recorded a net restructuring charge of $95 million as a reorganization item during the year ended December 31, 2002. The components of this charge consist of $51 million related to employee terminations, $51 million related to facility closures, and a release of charges of $7 million related to various other restructuring items.

   The employee-related costs included in the restructuring charges for the years ended December 31, 2002 and 2001 were $51 million and $71 million, respectively. These were comprised primarily of severance-related payments and outplacement costs for all employees involuntarily terminated. Upon our chapter 11 filings on January 28, 2002, severance payments for U.S. employees previously terminated were stayed and those employees filed claims with the Bankruptcy Court. As a result, we classified $24 million of the employee-related restructuring liability as subject to compromise. In July of 2002, the Bankruptcy Court approved $3 million of priority payments to 680 employees terminated within 90 days of the filing, reducing our employee-related subject to compromise liability to $21 million at December 31, 2002. Upon consummation of the Plan of Reorganization, we intend to make additional non-priority payments totaling $2 million to 556 former employees terminated more than ninety days prior to our bankruptcy filing but prior to receipt of their full severance benefit payout. These payments were approved by the Bankruptcy Court, subject to meeting certain conditions. In addition, in March 2002, we launched a voluntary severance program with payouts similar to our severance plan, except that lump sum payments were made on the voluntary termination date, March 8, 2002, rather than payments over time. Through a combination of the sale of businesses (see "Dispositions" below) and the restructuring plans discussed above, we reduced our number of employees from 9,754 at December 31, 2001 to 5,644 at December 31, 2002.

   The costs related to facility closures included in the restructuring charges for the years ended December 31, 2002 and 2001 were $51 million and $270 million, respectively. In 2001, the $270 million of costs are composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for 130 sites, offset by anticipated third-party sub-lease payments. It also includes $63 million of impairments to the facility-related assets such as leasehold improvements and abandoned office equipment related to these facility closures. In 2002, the net costs related to facility closures are composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for an additional 133 sites, offset by anticipated third-party sub-lease payments. The initial charge recorded was further reduced by the release of the related reserve for U.S. facilities rejected through the chapter 11 bankruptcy process and other sites terminated with the landlords. In 2002, we filed petitions in the court to reject the operating leases for 131 sites in the United States, resulting in a rejection claim liability of $66 million as of December 31, 2002, included in our liabilities subject to compromise.

   As of December 31, 2002, 247 sites, constituting approximately 4 million square feet, have been vacated and approximately 5,300 employees have been terminated as a result of these restructuring plans. These adopted plans and the related liabilities include an additional 16 sites, consisting of approximately 118,000 square feet, identified for closure during 2003.

   On January 1, 2003 we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), for any exit or disposal activities initiated after December 31, 2002.

Delays in Reporting

   On April 2, 2002, we announced that the filing with the SEC of our annual report on Form 10-K for the year ended December 31, 2001 would be delayed. Arthur Andersen had previously informed us that it would not be able to deliver an audit report with respect to our financial statements for the year ended December 31, 2001 to be contained in our annual report on Form 10-K until the completion of an investigation by a special committee of our board of directors into allegations regarding our accounting and financial reporting practices made by a former employee. See Item 3 above under the caption "Special Committee Investigation."

   During June 2002, Arthur Andersen informed us and our audit committee that Arthur Andersen's conviction for obstruction of justice would effectively end Arthur Andersen's audit practice and, as a result, Arthur Andersen ceased practicing before the SEC on August 31, 2002. As a result, Arthur Andersen was unable to perform the audit and provide an audit report with respect to our financial statements for the year ended December 31, 2001. Due to the investigation by the special committee, the cessation of Arthur Andersen's audit practice, the demands of the bankruptcy process, and the time required to hire a new independent public accountant and complete the 2001 audit, we had to delay the preparation of our audited financial statements for 2001 and 2002. We fulfilled our Bankruptcy Court financial reporting requirements by filing Monthly Operating Reports ("MORs"). We completed filings of MORs through June 2003. We will file MORs for July 2003 through the emergence date subsequent to our emergence from bankruptcy.

Appointment of Examiner and Independent Public Accountant

   By order dated November 20, 2002, the Bankruptcy Court directed the appointment of an examiner in the GC Debtors' chapter 11 cases. On November 25, 2002, the United States Trustee appointed a partner of Grant Thornton LLP ("Grant Thornton") as the Examiner. The Examiner and the audit committee of our board of directors retained Grant Thornton to assist the Examiner. In general, the Examiner's role was limited to reviewing our financial and accounting records for the years ended December 31, 2002 and 2001, and earlier periods if any restatement of those periods was necessary. As part of his role, the Examiner, with the assistance of Grant Thornton, will, among other things, cause an audit report to be issued with respect to our consolidated financial statements as of and for the years ended December 31, 2002 and 2001. Separately, on November 27, 2002, the Examiner and the audit committee of the board of directors filed an application with the Bankruptcy Court to retain Grant Thornton as our independent auditors effective as of November 25, 2002. The Bankruptcy Court approved this application on December 11, 2002, and an engagement letter formalizing Grant Thornton's appointment was executed on January 8, 2003. The Examiner's first interim report to the Bankruptcy Court was filed on February 24, 2003. On June 30, 2003, the Examiner filed his second interim report with the Bankruptcy Court. It is anticipated that the Examiner's final report will be filed with the Bankruptcy Court in December 2003.

Restatements of Previously Issued Financial Statements

   We identified certain accounting matters relating to our consolidated financial statements for the year ended December 31, 2000 and for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001, that require restatement. These matters are discussed in the following paragraphs and summarized in the tables that follow.

   Arthur Andersen audited the Company's consolidated financial statements and issued an unqualified audit opinion as of and for the year ended December 31, 2000. Grant Thornton audited our consolidated financial statements as of and for the years ended December 31, 2002 and 2001. With respect to our consolidated financial statements as of and for the year ended December 31, 2000, Grant Thornton was also engaged to audit only the restatement adjustments outlined below in addition to the retroactive reclassifications required as a result of operations discontinued subsequent to December 31, 2000 and the Company's adoption of SFAS No. 145 in the fourth quarter of 2002. Grant Thornton was not engaged to audit, review or apply any procedures to the Company's consolidated financial statements as of and for the year ended December 31, 2000 other than with respect to such adjustments. Arthur Andersen's report for 2000 is included in this annual report on Form 10-K in accordance with procedures under Rule 2-02(e) of the SEC's Regulation S-X.

   Concurrent Transactions

   During the years ended December 31, 2001 and 2000, we entered into a number of transactions in which we provided capacity, services and/or facilities to other telecommunications carriers and concurrently purchased or leased capacity, services, and/or facilities from these same carriers. We accounted for these transactions based on guidance provided by Arthur Andersen and on an industry white paper provided by Arthur Andersen that set forth accounting principles relating to sales and exchanges of telecommunications capacity and services. Following its review of these transactions, Arthur Andersen concurred with our accounting for the transactions in accordance with the interpretation of APB No. 29 contained in the white paper. We recorded the concurrent transactions at the fair value of the assets or services surrendered to the counterparty in the transaction. As a result, the fair value was recorded as deferred revenue and amortized into revenue on a straight-line basis over the term of the related contract. The capacity, services and/or facilities acquired were recorded at the fair value of the assets or services surrendered by the Company in the exchange based upon the type of asset or services acquired and the terms of the applicable purchase agreement. The "other assets" acquired in the exchanges were expensed over the term of the related contract. Property and equipment acquired in the transaction were depreciated over the terms of the applicable purchase agreements.

   On August 2, 2002, SEC staff from the Office of the Chief Accountant communicated to the SEC Regulations Committee of the American Institute of Certified Public Accountants ("AICPA"), its position on exchanges of indefeasible rights of use, or IRUs, for telecommunications capacity. The SEC staff concluded that transactions involving the concurrent sales and purchases of IRU capacity swaps consisting of the exchange of leases should be evaluated within paragraph 21 of APB No. 29. Under paragraph 21 of APB No. 29, accounting for an exchange is based on the historical carrying value rather than the fair value of the asset or services relinquished, resulting in no recognition of revenue or of asset additions in connection with the exchange.

   In October 2002, we announced we would restate our consolidated financial statements for the year ended December 31, 2000 and the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001 to record concurrent transactions between carriers of assets and/or services constituting telecommunications capacity at historical carryover basis, pursuant to paragraph 21 of APB No. 29, resulting in no recognition of revenue or of asset additions for such transactions. We have also determined that, under APB No. 29, we will continue to record at fair values those transactions that involve service contracts rather than leases, amortizing the revenue over the lives of the relevant contracts.

   Based upon a review of the relevant transactions, we determined that recording the concurrent transactions at historical carryover basis rather than fair value does not have a material impact on our consolidated financial position

(less than 1% of total assets) or consolidated statements of operations (less than 0.1% of net loss) for financial statements filed in respect of relevant periods in 2000. Accordingly, our consolidated balance sheets and statements of operations for these periods have not been restated. However, we determined that recording the concurrent transactions at historical carryover basis rather than fair value does have a material impact on the consolidated statement of cash flows for the year ended December 31, 2000 and on our consolidated financial position, statements of operations and cash flows for the financial statements filed in respect of relevant periods in 2001.

   The cumulative impact of the restatements for the concurrent transactions is a reduction of total assets and liabilities and shareholders equity of $1.111 billion as of September 30, 2001 and a reduction of revenues and operating expenses of $13 million and $5 million, respectively, for the nine months ended September 30, 2001. As a result of the restatements, cash provided by operating activities decreased $780 million and $177 million for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. We recognized an offsetting decrease in cash used in investing activities for each period, resulting in no change in net cash flow for such periods.

   Gain Recognition--Sale of GlobalCenter

   In September 1999, we acquired Frontier Corporation, a telecommunications company that had several businesses, including a long distance business, an incumbent local exchange carrier, or ILEC, business and GlobalCenter, a web-hosting business. In September 2000, we entered into an agreement to sell GlobalCenter to Exodus Communications, Inc. The sale of GlobalCenter to Exodus closed in January 2001. Commencing with the quarterly period ended December 31, 2000, we classified GlobalCenter in our consolidated financial statements as a discontinued operation, retroactive to the date of the Frontier acquisition. In the sale, we received 108.15 million shares of Exodus common stock which were valued at $1.918 billion based on the closing sale price of the Exodus common stock prior to the closing of the transaction. The value of such Exodus shares exceeded the aggregate value of the GlobalCenter net assets sold by $126 million, or $82 million on an after-tax basis. We recognized the $82 million after-tax gain in results from discontinued operations in the first quarter of 2001. We recorded the investment in the Exodus shares as a marketable security classified as available for sale pursuant to SFAS No. 115.

   Concurrent with the agreement to sell GlobalCenter, we and Exodus entered into a network services agreement (the "NSA") whereby Exodus committed to purchase 50% of its network capacity requirements outside of Asia from us over a 10-year period. As an incentive to Exodus to migrate its network traffic to us, the NSA included a $100 million pricing discount, or credit, for Exodus over the first two years of the NSA. We planned to record the $100 million pricing discount as a reduction of revenues, which, as services were provided over the life of the contract, would be treated as a sales discount in the recognition of revenue under the NSA. We believed that this discount was consistent with terms that would have been offered to any other third party customer with the same product profile and commitment size and therefore that recording the $100 million as a sales discount was reasonable and appropriate. In addition, Exodus paid us $200 million in nonrefundable deposits for capacity, $100 million in September 2000 and $100 million in December 2000, which we recognized as deferred revenue. We discussed the accounting for the gain and sales discount with Arthur Andersen, who concurred with the accounting treatment.

   We reassessed these matters and have determined to restate our consolidated financial statements with respect to the accounting for the gain on the sale of GlobalCenter. As restated, the value of the Exodus shares received in excess of the GlobalCenter net assets sold of $126 million is treated as a deferred gain to be recognized as a reduction of operating expenses on a straight-line basis over the 10-year term of the NSA or upon judicial release from our obligations under the NSA, if this were to occur earlier in accordance with the guidance provided in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements--Frequently Asked Questions No. 4". This results in a reversal of the $82 million after-tax gain that had been recognized in the first quarter of 2001 and in the recognition of $12 million of gain per year over the 10-year term of the NSA commencing in 2001 (which results in recognition of $3 million of such gain in each of the first three quarters of
2001).

   In September 2001, Exodus filed for bankruptcy. As a result, the commitments under the NSA were never realized as service was substantially halted upon the bankruptcy filing by Exodus. We are not assuming the Exodus contract in our bankruptcy proceeding. Accordingly, upon emergence from bankruptcy, the balances of the deferred revenue (approximately $167 million) and the deferred gain on the sale (approximately $89 million) will both be eliminated in accordance with fresh start accounting guidelines under SOP 90-7.

   Deferred Taxes

       Sale of ILEC business

   In July 2000, we entered into a stock purchase agreement to sell the ILEC business to Citizens Communications, Inc. for $3.65 billion in cash. During the quarterly period ending September 30, 2000, we classified the ILEC business in our consolidated financial statements as a discontinued operation, retroactive to the date of the Frontier acquisition. In connection with this change to reflect the ILEC business as a discontinued operation, we evaluated our accounting for the ILEC sale and reevaluated our original purchase price allocation for the Frontier acquisition. As a result, at such time, we (1) reallocated $1.5 billion in goodwill of the Frontier purchase price to the ILEC business (which had previously been allocated no goodwill) and (2) recorded a $1.0 billion deferred tax liability pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), in connection with the sale of the ILEC business as our financial reporting basis exceeded our tax basis in our investment in the ILEC business. We recorded the $1.0 billion deferred tax liability as an adjustment to goodwill in the Frontier acquisition purchase price allocation, effective as of the date of the Frontier acquisition. This re-allocation was deemed necessary as we concluded that it would be inappropriate for a gain to be recognized on the sale of this business so shortly after the acquisition of the ILEC since we invested little into the ILEC segment since it was acquired, market valuations of ILECs had not changed significantly in that period (September 28, 1999, date of acquisition, through July 2000), and the financial performance of the business had changed very little since its acquisition. Our original purchase price allocation, based in part upon an appraisal performed by a third party dated February 2000, resulted in no goodwill allocation to the ILEC business and was consistent with our view and the market's view at the time that the value of the Frontier acquisition was primarily related to the long distance business. However, we believed the third party transaction with Citizens was a better indicator of fair value of the ILEC business acquired in September 1999 than the February 2000 valuation report and should have been reflected in the purchase price allocation. We also believed that, since the purchase price allocation was being revisited and this temporary difference arose during this re-allocation period, recording the deferred tax liability as a purchase price adjustment was reasonable and appropriate. We discussed this accounting for deferred taxes with Arthur Andersen, who concurred with this accounting treatment.

   We have since reassessed this matter and determined that under SFAS No. 109 it is appropriate to restate our consolidated financial statements for the treatment of the deferred tax as follows:

   The original calculation of the deferred tax liability was incorrect and therefore has been reduced from $1.0 billion to $600 million. The corrected $600 million deferred tax liability has been recorded as a deferred tax expense to discontinued operations in the third quarter of 2000 rather than as an adjustment to the Frontier acquisition purchase price (i.e., goodwill).

   This deferred tax expense and related liability restated in the third quarter of 2000 are completely reversed in the second quarter of 2001 to deferred tax benefit from discontinued operations. The corresponding current tax liability was offset by losses and other tax attributes of continuing operations in the fourth quarter of 2001.

       Sale of GlobalCenter

   In connection with the sale of GlobalCenter to Exodus discussed above, we recorded an $850 million deferred tax liability pursuant to SFAS No. 109 as our financial reporting basis exceeded our tax basis in our investment in GlobalCenter. We recorded the deferred tax liability as an adjustment to goodwill in the Frontier acquisition purchase price allocation, effective as of the date of the Frontier acquisition. We believed that, since we sold the business within one year of its acquisition, this temporary difference arose during the re-allocation period and the final allocation of purchase price in connection with the Frontier acquisition had yet to be recorded, recording the deferred tax liability as a purchase price adjustment to the Frontier acquisition was reasonable and appropriate. We also discussed this accounting for deferred taxes with Arthur Andersen, who concurred with this accounting treatment.

   We have since reassessed this matter and determined that under SFAS No. 109 it is appropriate to restate our consolidated financial statements for the treatment of the deferred tax as follows:

   The original calculation of the deferred tax liability was incorrect and therefore has been reduced from $850 million to $535 million. The corrected $535 million deferred tax liability has been recorded as a deferred tax expense in the third quarter of 2000 rather than as an adjustment to the Frontier acquisition purchase price (i.e., goodwill).

   Due to the bankruptcy filing of Exodus in September 2001, we recorded a non-temporary write-down of the entire value of our investment in the common stock of Exodus (equal to $1.918 billion) in the third quarter of 2001. As a result, the deferred tax expense and related liability restated in the third quarter of 2000 are completely reversed in the third quarter of 2001 to deferred tax benefit.

   Global Marine Installation Revenue

   During the year ended December 31, 2000 and the nine months ended September 30, 2001, certain contractors that were responsible for constructing our undersea systems subcontracted certain subsea cable laying and subsea cable burial work to Global Marine, our wholly-owned subsidiary. These subcontracting arrangements were entered into at arm's length between the contractors and Global Marine and were not bargained for in the course of our negotiations with the contractors. Therefore, we believed that recognizing revenue at the consolidated level for these subcontracting services provided by Global Marine was reasonable and appropriate. We discussed this accounting for subcontract revenue with Arthur Andersen, who concurred with this accounting treatment.

   We have since reassessed the accounting for these services provided by Global Marine, and determined that revenue should not have been recognized separately at the consolidated level for these subcontracting services. However, management has concluded that the impact to our net loss was immaterial. Accordingly, we restated our consolidated financial statements to eliminate the recognition of this revenue. The decreases in revenue were offset primarily by decreases in related operating expenses and, to a lesser extent, by the impact of other unrelated adjustments. The result of this restatement is a decrease in both revenue and other operating expenses of approximately $97 million for the nine months ended September 30, 2001 and approximately $63 million for the year ended December 31, 2000.

   The following tables set forth the effect of the restatements on our consolidated balance sheets, statements of operations and statements of cash flows for the restated periods. The following tables do not reflect the subsequent retroactive reclassification of Asia Global Crossing and IPC into discontinued operations or the reclassification of the extraordinary loss on the extinguishment of debt to "other income" and the related taxes to "income tax expense" in accordance with SFAS No. 145, or the reclassification of Global Marine from discontinued operations to continuing operations for the nine months ended September 30, 2001 as described in Note 8, "Discontinued Operations and Dispositions," to the consolidated financial statements included in this annual report on Form 10-K. See Notes 4, 8 and 33 to the accompanying consolidated financial statements.

                                                     Nine months ended               Year ended
                                                    September 30, 2001            December 31, 2000
                                                --------------------------  ----------------------------
                                                  (in millions, except share and per share information)
                                                As previously               As previously
                                                  reported     As restated    reported    As restated/(1)/
                                                ------------- ------------  ------------- ---------------
Consolidated balance sheet data:
Other assets, current and long term............ $      1,508  $      1,353  $      1,568   $      1,568
Property and equipment, net....................       12,058        11,102        10,030         10,030
Goodwill and intangibles, net..................        8,291         8,291        11,481          9,631
Deferred revenue, current and long term........        3,256         2,158         1,983          1,983
Stockholder's equity...........................        6,884         6,798        11,700         10,565
Consolidated statement of operations data:
Revenue........................................        2,437         2,327         3,789          3,726
Operating expenses.............................       (4,409)       (4,298)       (5,185)        (5,122)
Tax benefit (provision)........................          331           866           145           (390)
Income (loss) from discontinued operations.....         (591)          (73)         (308)          (908)
Loss applicable to shareholders................       (4,772)       (3,722)       (1,980)        (3,115)
Loss per share applicable to shareholders......        (5.39)        (4.20)        (2.35)         (3.69)
Shares used in computing basic and diluted loss
  per share....................................  885,981,278   885,981,278   844,153,231    844,153,231
Consolidated cash flow data:
Net cash provided by (used in) operating
  activities...................................          418          (362)          911            734
Net cash provided by (used in) investing
  activities................................... $        110  $        890  $     (4,427)  $     (4,250)

                                                     Six months ended             Three months ended
                                                       June 30, 2001                March 31, 2001
                                                ----------------------------  ----------------------------
                                                (in millions, except share and share per share information)
                                                As previously                 As previously
                                                  reported      As restated     reported      As restated
                                                -------------  ------------   -------------  ------------
Consolidated balance sheet data:
Other assets, current and long term............ $      2,033   $      1,894   $      3,098   $      3,060
Property and equipment, net....................       11,823         11,001         10,915         10,419
Goodwill and intangibles, net..................       10,085          9,235         11,224          9,374
Deferred revenue, current and long term........        3,027          2,070          2,528          1,997
Stockholder's equity...........................        8,815          8,200         10,327          9,110
Consolidated statement of operations data:
Revenue........................................        2,151          2,090          1,082          1,034
Operating expenses.............................       (3,203)        (3,137)        (1,595)        (1,545)
Tax benefit (provision)........................          123            123             46             46
Income (loss) from discontinued operations.....         (125)           393            (54)          (136)
Loss applicable to shareholders................       (1,364)          (843)          (675)          (756)
Loss per share applicable to shareholders......        (1.54)         (0.95)         (0.76)         (0.85)
Shares used in computing basic and diluted loss
  per share....................................  885,409,765    885,409,765    884,702,182    884,702,182
Consolidated cash flow data:
Net cash provided by (used in) operating
  activities...................................          677             32             21           (296)
Net cash provided by (used in) investing
  activities...................................        1,087            442         (1,273)          (956)

(1)Recording the concurrent transactions at historical carryover basis rather than at fair value did not have a material impact on our consolidated financial position (less than 1% of total assets) or statement of operations (less than 0.1% of net loss) as of and for the year ended December 31, 2000 and as a result the consolidated balance sheet and statement of operations as of and for the year ended December 31, 2000 have not been restated in respect of the concurrent transactions.

Critical Accounting Policies

   Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management continually evaluates its judgments, estimates and assumptions, including those related to the critical accounting policies described below. Management uses historical experience and available information to make these judgments, estimates and assumptions and actual amounts and results could differ from the estimates and assumptions that are used to prepare the financial statements included in this annual report of Form 10-K. For a full description of our significant accounting policies, see Note 3, "Basis of Presentation and Significant Accounting Policies," to the accompanying consolidated financial statements. The policies described below are considered "critical" because they have the potential to have a material impact on our consolidated financial statements and because they require significant judgments and estimates.

   Fresh Start Accounting

   As discussed earlier in "--Accounting Impact of Reorganization," we will implement "fresh start" accounting in accordance with SOP 90-7 upon our emergence from bankruptcy in November 2003. SOP 90-7 also requires that changes in accounting principles that will be required in the financial statements of New GCL and its subsidiaries within twelve months following the adoption of fresh start accounting be adopted at the time fresh start accounting is implemented.

   Adopting fresh start accounting will likely result in material adjustments to the historical carrying amount of our assets and liabilities. Fresh start accounting requires us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values. The fair values of the assets as determined for fresh start reporting will be based on estimates of anticipated future cash flow. Liabilities existing at the date our Plan of Reorganization becomes effective are stated at the present values of amounts to be paid discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

   Revenue Recognition and Related Reserves

   Services

   Revenue derived from telecommunication and maintenance services, including sales of capacity under operating type leases, are recognized as services are provided. Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets.

   Operating Leases

   We offer customers flexible bandwidth products to multiple destinations and many of our contracts for subsea circuits are entered into as part of a service offering. Consequently, we defer revenue related to those circuits and amortize the revenue over the appropriate term of the contract. Accordingly, we treat cash received prior to the completion of the earnings process as deferred revenue.

   Percentage-of-Completion

   Revenue and estimated profits under long-term contracts for undersea telecommunication installation by Global Marine are recognized under the percentage-of-completion method of accounting, whereby sales and profits are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs to complete. Provisions for anticipated losses are made in the period in which they first become determinable.

   Non-Monetary Transactions

   We may exchange capacity with other capacity or service providers. These transactions were accounted for in accordance with Accounting Principles Board Opinion No. 29. "Accounting for Nonmonetary Transactions", where an exchange for similar capacity is recorded at historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss. On August 2, 2002, the SEC staff communicated its position on indefeasible rights of use ("IRU") capacity swaps to the American Institute of Certified Public Accountants SEC Regulations Committee. The SEC staff has concluded that all IRU capacity swaps consisting of the exchange of leases should be evaluated within paragraph 21 of APB 29. That is, if a swap involves leases that transfer the right to use similar productive assets, the exchange should be treated as the exchange of similar productive assets irrespective of whether the "outbound" lease is classified as a sale-type lease, direct financing lease or operating lease and irrespective of whether the "inbound" lease is classified as a capital lease or an operating lease. The SEC staff directed that in accounting for such transactions the carrying value rather than the fair market value should be used. The SEC staff further directed registrants to apply this guidance historically and prospectively, and to restate prior financial statements if appropriate. All adjustments that we consider necessary to comply with the SEC's guidance have been reflected in the accompanying consolidated financial statements and the related notes (see Note 4, "Restatements of Previously Issued Financial Statements," to the consolidated financial statements included in this annual report on Form 10-K for further discussion of our related restatements). See "--Restatements of Previously Issued Financial Statements" for further discussion regarding the exchange of capacity with other capacity or service providers.

   Allowance for Doubtful Accounts and Sales Credits

   We provide for allowances for doubtful accounts and sales credits. Allowances for doubtful accounts are charged to other operating expenses, while allowances for sales credits are charged to revenue. We evaluate the adequacy of the reserves monthly utilizing several factors, including the length of time the receivables are past due, changes in the customer's creditworthiness, the customer's payment history, the length of the customer's relationship with us, the current economic climate, current industry trends and other relevant factors. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on most accounts utilizing the factors previously mentioned. Service level requirements are assessed to determine sales credit requirements where necessary. We have historically experienced significant changes month to month in reserve level requirements, primarily due to unanticipated large customer bankruptcy filings or other insolvency proceedings. Changes in the financial viability of significant customers, worsening of economic conditions and changes in our ability to meet service level requirements may require changes to our estimate of the recoverability of the receivables. Appropriate adjustments will be recorded to the period in which these changes become known.

   We believe that the accounting estimates related to the recognition of revenue and establishment of reserves for uncollectible amounts and customer credits in the results of operations are "critical accounting estimates" because (1) they require management to make assumptions about future collections and billing adjustments, and (2) the impact of changes in actual performance versus these estimates on the accounts receivable balance reported in our consolidated balance sheets and the results reported in our consolidated statement of operations could be material. In making these assumptions, we use historical trending of write-offs and current market indicators about general economic conditions that might impact the collectibility of accounts.

   Impairment of Long-Lived Assets

   As required under the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"), we periodically review long-lived assets composed of property and equipment, goodwill, other intangibles and other assets held for a period longer than a year, whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may be impaired. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

   Effective January 1, 2002, we adopted the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supercedes SFAS No. 121 and addresses financial accounting and reporting for the impairment of long-lived assets, while retaining the fundamental recognition and measurement for determining impairment for long-lived assets to be held and used. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off is to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. The adoption of SFAS No. 144 did not have any impact on our consolidated financial statements.

   Calculating the future net cash flows expected to be generated by assets held for sale to determine if an impairment exists and to calculate an impairment involves significant judgments and a variety of assumptions. The judgments and assumptions include, but are not limited to, estimating long term revenues, revenue growth, operating expenses, and capital expenditures.

   During the year ended December 31, 2001, long-lived tangible and intangible asset impairments of $17.181 billion were recorded to continuing operations in the accompanying consolidated statement of operations. Additional long-lived asset impairments of $2.399 billion were recorded to discontinued operations during the year ended December 31, 2001. These impairment charges were recorded in accordance with SFAS No.121. See Note 6, "Impairment of Long-Lived Assets," to the accompanying consolidated financial statements included in this annual report on Form 10-K for a further description of the impairment charges.

   We continue to conduct a comprehensive review of our telecommunications assets. It is possible that additional telecommunications equipment may be identified as obsolete or excess and additional impairment charges recorded to reflect the realizable value of these assets in future periods. As discussed in
Note 3, "Basis of Presentation and Significant Accounting Policies," to the accompanying consolidated financial statements included in this annual report on Form 10-K, we will adopt fresh start accounting upon our emergence from bankruptcy, which will result in a change in the value of New GCL's long-lived assets.

   Restructuring

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring" and Note 5, "Restructuring Costs and Related Impairments," to the accompanying consolidated financial statements included in this annual report on From 10-K, for information on restructuring activities for the years ended December 31, 2002 and 2001. Restructuring charges represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans. Charges were recorded in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and represent our best estimate of undiscounted liabilities at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations. See "Basis of Presentation and Significant Accounting Policies--New Accounting Standards" in Note 3 to the accompanying consolidated financial statements included in this annual report on Form 10-K for a discussion regarding SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which supercedes EITF 94-3 effective January 1, 2003.

   The various assumptions in determining restructuring charges include, but are not limited to, future severance costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and may change based upon actual experience.

Acquisitions

   Since our inception in 1997, a major network construction program was completed and several strategic acquisitions were executed in order to enhance our network, service offerings and position in the marketplace. Strategic transactions during the years ended December 31, 2000 and 1999 were as follows:

   Global Marine

   On July 2, 1999, we acquired Cable & Wireless Marine, a submarine cable maintenance and installation company, for approximately $908 million in cash. The acquisition of this business, which we renamed Global Marine Systems Limited, increased our ability to provide the installation and maintenance of our undersea global network on a cost-effective basis.

   Frontier Corporation

   On September 28, 1999, we acquired Frontier Corporation in a stock-for-stock merger valued at over $10 billion based on stock prices at the time of the acquisition. Frontier was one of the largest long distance telecommunications companies in the United States and one of the leading providers of facilities-based integrated communications and Internet services. Frontier's businesses included a long distance business, an ILEC business and GlobalCenter, a web-hosting business. Acquiring Frontier increased our network and service capabilities and the reach of our systems. The acquisition also provided operating systems and personnel with the expertise needed for us to make the transition from a construction-based wholesaler of network capacity to a provider of value-added telecommunications services.

   Racal Telecom

   On November 24, 1999, we acquired Racal Telecom, a group of wholly owned subsidiaries of Racal Electronics plc, for approximately $1.6 billion in cash. Racal Telecom, now known as "Global Crossing UK", owned one of the most extensive fiber telecommunications networks in the United Kingdom, consisting of approximately 5,600 route miles of fiber and reaching more than 2,000 cities and towns. Similar to our Frontier acquisition, Global Crossing UK provided a broad fiber optic network as well as personnel and systems which were used to launch our network and services in the United Kingdom.

   IXnet/IPC

   On June 14, 2000, we acquired IXnet, Inc. and its parent company, IPC Communications, Inc., in a stock-for-stock merger valued at $3.2 billion based on stock prices at the time of the acquisition. IXnet developed and deployed a specialized set of voice and data services aimed at trading floor operations in the financial industry. These services were based on a common state-of-the-art switched data platform that provided economic advantages and performance advantages over other then-available service offerings. IPC's Trading Systems business provided sophisticated desktop trading systems to the global financial community. The IXnet/IPC acquisition provided us with services, expertise, personnel, and access to a desirable customer base. We have since disposed of IPC's Trading Systems business and IXNet's Asian operations as described below under "--Dispositions."

Dispositions

   GlobalCenter

   During September 2000, we entered into a definitive merger agreement under which Exodus Communications, Inc. would acquire our GlobalCenter web hosting services division. The sale was completed in

January 2001 and we received approximately 108.15 million shares of Exodus common stock. The value of the shares was $1.918 billion, based on the closing sales price of Exodus common stock prior to the closing of the transaction. We monitored the impairment of this marketable security in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During the quarter ended September 30, 2001, we reduced the carrying value of our investment in Exodus to $0 following Exodus' bankruptcy filing on September 26, 2001. As a result, we recorded a nonrecurring charge of $1.918 billion related to our investment in Exodus, which comprises most of the $2.041 billion in losses on the write-down and sale of strategic investments, net reflected in the accompanying consolidated statements of operations. As a result of this transaction, we are no longer in the web-hosting business and our financial statements reflect the financial position and results of operations of GlobalCenter as discontinued operations for all periods presented since the date of acquisition as part of the Frontier merger.

   ILEC

   On July 11, 2000, we entered into an agreement to sell our ILEC business, acquired in the acquisition of Frontier, to Citizens Communications for $3.65 billion in cash, subject to adjustments concerning closing date liabilities and working capital balances. The disposition of the ILEC was intended to streamline our North American operations, re-deploy capital into higher growth businesses and refine our focus on building and delivering managed services to global enterprises on our network.

   In April 2001, we and Citizens amended this agreement to provide for, among other things, (i) an acceleration of the anticipated closing date for the transaction and (ii) an adjustment to the purchase price, reflecting a reduction in the amount of cash received by us at closing in connection with the transaction from $3.65 billion to $3.5 billion, subject to adjustments concerning closing date liabilities and working capital balances, and a $100 million credit, subsequently reduced in July 2002 to $65 million, which will be applied against future services to be rendered to Citizens over a five year period. Pursuant to the transaction, the parties also entered into an agreement under which Citizens would purchase long distance services from us for resale to the ILEC's customers. In connection with this sale, the associated pension assets and related liabilities were to be transferred to Citizens. As a result of our bankruptcy filing, the transfer of the pension assets and related liability was delayed pending approval of the Bankruptcy Court. While the transfer of the pension assets and related liabilities was delayed, we segregated the assets related to the ILEC employees during 2001. In December, 2002, the Bankruptcy Court approved the transfer of the pension assets and related liabilities to Citizens, with the actual transfer of the assets occurring in February 2003.

   The sale of the ILEC to Citizens closed on June 29, 2001. As a result of customary adjustments based on closing date liabilities and working capital balances, we received cash proceeds of $3.369 billion at closing and recorded an after-tax loss from the sale of approximately $206 million. As previously discussed, the deferred taxes incurred as a result of this sale have been restated from being recorded as a purchase price adjustment of the Frontier transaction to being recorded as a deferred tax expense to discontinued operations in our consolidated statement of operations for the year ended December 31, 2000.

   IXnet/IPC Asia

   On July 10, 2001, we sold to Asia Global Crossing the Asian operations of IXnet and IPC, as well as our territorial rights to Australia and New Zealand, in exchange for 26.8 million shares of Asia Global Crossing common stock. This increased our ownership in Asia Global Crossing by 2% to 58.9% at the time of the transaction closing. The transaction had no impact on our consolidated results of operations as the transaction was accounted for in accordance with AICPA Interpretation No. 39 of APB No. 16 "Transfers and Exchanges Between Companies Under Common Control".

   IPC

   We acquired IPC and its wholly owned subsidiary IXnet in a merger transaction on June 14, 2000. IPC designs, manufactures, installs and services turret systems, which provide desktop access to time-sensitive voice communications and data for the financial services community.

   On November 16, 2001, we entered into an agreement to sell IPC to Goldman Sachs Partners 2000 for an aggregate purchase price of $360 million in cash less certain holdback requirements and working capital and purchase price adjustments, as stipulated in the agreement. On December 20, 2001, the transaction closed, resulting in cash proceeds to us of $300.5 million, net of $22.5 million paid directly to Asia Global Crossing, deal costs of $8 million, working capital adjustments paid at closing of $9 million and holdback requirements of $20 million. The $300.5 million in net proceeds was placed directly into a restricted cash account for the benefit of the administrative agent to the Corporate Credit Facility in accordance with the terms of the bank waiver we negotiated with the Bank Lenders at such time. We recorded an after-tax loss on the sale of IPC of approximately $120 million, which is reflected in the results from discontinued operations during the year ended December 31, 2001 in our consolidated statement of operations included in this annual report on Form 10-K. IXnet was not included in the plan of disposal.

   Cancellation of Plans to Sell Global Marine

   In accordance with board authorization on October 4, 2001, we commenced negotiations to sell substantially all of our Global Marine installation and maintenance segment and permanently exit the installation and maintenance segment. Based on these events, the segment was classified as a discontinued operation commencing in the third quarter of 2001. However, both our Plan of Reorganization and the Purchase Agreement with ST Telemedia contemplate that we will retain our non-core businesses previously being evaluated for disposal, including Global Marine. Therefore, we officially terminated our plans to permanently exit this segment. Accordingly, this segment is no longer classified as a discontinued operation and our consolidated financial statements have been reclassified to reflect Global Marine as part of continuing operations for all periods presented. The accounting for discontinued operations changed on January 1, 2002 as a result of SFAS No. 144; however, the transition rules for SFAS No. 144 provide that the accounting for discontinued operations that arose prior to January 1, 2002 would not have to conform with SFAS No. 144 until December 31, 2003. Therefore, as the decision to retain the segment occurred during 2002 all amounts have been reclassified into continuing operations in accordance with EITF Issue No. 90-16 "Accounting for Discontinued Operations Subsequently Retained."

   Asia Global Crossing

   The Asia Global Crossing joint venture was established on November 24, 1999. We contributed to the joint venture our development rights in East Asia Crossing, an approximately 11,000 mile undersea network that would link several countries in eastern Asia, and our then 58% interest in Pacific Crossing, an undersea system connecting the United States and Japan. Softbank Corporation and Microsoft Corporation each contributed $175 million in cash to Asia Global Crossing and together committed to purchases of at least $200 million in capacity on our network over a three-year period.

   On January 12, 2000, we established a joint venture, called Hutchison Global Crossing ("HGC"), with Hutchison Whampoa Limited ("Hutchison Whampoa") to pursue fixed-line telecommunications and Internet opportunities in Hong Kong. For its 50% share, Hutchison Whampoa contributed to the joint venture its building-to-building fixed-line telecommunications network in Hong Kong and a number of Internet-related assets. In addition, Hutchison Whampoa agreed that any fixed-line telecommunications activities it pursues in China would be carried out by the joint venture. For our 50% share, we provided to Hutchison Whampoa $400 million in our 6 3/8% convertible preferred stock (convertible into shares of our common stock at a rate of $45 per share) and committed to contribute to the joint venture international telecommunications capacity rights on our network and certain media distribution center capabilities, which together were valued at $350 million, as well as $50 million in cash.

   On October 12, 2000, Asia Global Crossing completed its initial public offering of shares of common stock and we contributed to Asia Global Crossing certain joint venture interests we had in networks in Japan and Hong Kong. After giving effect to the initial public offering and related transactions, the Company's economic interest in Asia Global Crossing was reduced to 56.9%.

   On April 25, 2002, Asia Global Crossing and Vectant, a wholly owned subsidiary of Marubeni, announced a restructuring of their two joint ventures, Pacific Crossing Ltd. ("PCL") and Global Access Limited ("GAL"). Upon completion of the restructuring (including the exercise of the option described below), Asia Global Crossing indirectly owned 100 percent of PCL, the owner of the Pacific Crossing transpacific cable system, and Vectant owned 100% of GAL, a terrestrial network provider in Japan. Under the terms of the restructuring agreement, Asia Global Crossing transferred its 49 percent interest in GAL to Vectant and Vectant transferred a 20 percent stake in PCL to Asia Global Crossing. In addition, Vectant granted Asia Global Crossing a call option to purchase Vectant's remaining 15.5 percent interest in PCL, exercisable when certain conditions are satisfied. No gain or loss was recognized on such transactions as the value of both investments was minimal.

   On April 30, 2002, Asia Global Crossing agreed to sell its interest in three joint ventures for $120 million in cash to Hutchison Whampoa. The sale includes its 50 percent interest in each of Hutchison Global Crossing, the Hong Kong fixed-line telecommunications company, and Hutchison GlobalCenter, an internet data center company, as well as its 42.5 percent interest in ESD Services, an e-commerce operator. As Asia Global Crossing had recorded an impairment of such interests in 2001, there was no gain or loss recognized on such transactions in 2002.

   On November 17, 2002, Asia Global Crossing and one of its wholly owned subsidiaries, Asia Global Crossing Development Company ("AGCDC"), filed voluntary petitions for relief under the Bankruptcy Code. On the same date, Asia Global Crossing commenced joint provisional liquidation cases in the Supreme Court of Bermuda. Similarly, on July 19, 2002, Pacific Crossing, Ltd. ("PCL"), a majority owned subsidiary of Asia Global Crossing and operator of PC-1, and certain of its subsidiaries filed voluntary petitions for relief under the Bankruptcy Code. On the same date, PCL commenced joint provisional liquidation cases in the Supreme Court of Bermuda. Asia Global Crossing's and PCL's bankruptcy cases are being administered separately and are not consolidated with the GC Debtors' chapter 11 cases.

   As a result of the chapter 11 petitions of Asia Global Crossing and PCL, our ability to exert control and exercise influence over Asia Global Crossing's and PCL's management decisions through our equity interest was substantially eliminated; further the nature of the reorganization plans of Asia Global Crossing and PCL were such that we would no longer have access to or a continuing involvement in the businesses of Asia Global Crossing and PCL. Due to our loss of control and lack of continuing involvement in Asia Global Crossing's and PCL's operations, we effectively disposed of our rights and obligations by abandoning our equity ownership effective on the date of Asia Global Crossing's and PCL's chapter 11 petitions. Asia Global Crossing and PCL have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144. As a result of the abandonment, we recognized a gain of approximately $1.184 billion.

   On March 11, 2003, Asia Netcom, a company organized by China Netcom Corporation (Hong Kong) on behalf of a consortium of investors, acquired substantially all of Asia Global Crossing's operating subsidiaries (except PCL) in a sale pursuant to the Bankruptcy Code. On June 11, 2003, Asia Global Crossing's and AGCDC's bankruptcy cases were converted from reorganizations under chapter 11 of the Bankruptcy Code into chapter 7 liquidation proceedings. We no longer had control of or effective ownership in any of the assets formerly operated by Asia Global Crossing effective as of the date of Asia Global Crossing's bankruptcy petition. No recovery is expected for Asia Global Crossing's shareholders, including us.

   On April 15, 2003, PCL entered into an asset purchase agreement pursuant to which it agreed to sell substantially all of its assets, including PC-1, to Pivotal Telecom LLC for $63 million. In June 2003, the United States Bankruptcy Court of Delaware approved the sale pursuant to sections 363 and 365 of the Bankruptcy Code. We will receive no recovery in PCL's bankruptcy case in our capacity as an indirect equity holder in PCL.

Comparison of Financial Results

   In light of events and circumstances that occurred during the years ended December 31, 2002, 2001 and 2000, the results between periods are not necessarily comparable due to the following factors:

  . We filed for bankruptcy protection on January 28, 2002, which had a profound effect on our results, including the cessation of interest accruing on all of our outstanding indebtedness and dividends on outstanding preferred stock; significant reduction of operating expenses through lease and contract rejections resulting from the exercise of our rights under the Bankruptcy Code; and erosion of revenues in 2002 from levels experienced in 2001 following the bankruptcy filing.

  . Material impairment charges to continuing operations aggregating approximately $17.181 billion during the year ended December 31, 2001 were recorded to long-lived assets which substantially reduced depreciation and amortization expense in the year ended December 31, 2002 compared to prior periods.

  . We restructured our cost structure commencing August 2001, when we made our initial announcement of employee reductions, asset abandonments and real estate portfolio rationalization. The cost restructuring and the January 2002 bankruptcy filing resulted in an overall reduction to cost levels in 2002 versus the levels incurred in 2001 and 2000.

  . We disposed of our web-hosting business, GlobalCenter, on January 10, 2001; ILEC business on June 29, 2001; and IPC Trading Systems business on December 20, 2001. These asset sales had a significant impact on the tax provision and tax benefit reflected in the consolidated statement of operations. The decline in the value of the Exodus stock received in connection with the sale of GlobalCenter also contributed significantly to the greater than $2 billion in realized losses recorded by us in 2001 in our investments portfolio. In addition, Asia Global Crossing was abandoned effective November 17, 2002, the date Asia Global Crossing filed for bankruptcy protection. The ILEC business, GlobalCenter, IPC and Asia Global Crossing are all reflected in results from discontinued operations for all periods presented although the dates of disposal occurred at various points throughout the period being discussed below.

  . We acquired IXnet/IPC on June 14, 2000 and thus the results of the non-IPC and non-IXnet Asian portion of this acquisition are included in continuing operations from the date of acquisition only.

  . The performance of the telecommunications industry declined as a whole, including as a result of an actual and anticipated excess of supply over demand, which resulted in significant price deflation throughout the period being discussed below.

Results of Operations for the Years Ended December 31, 2002 and December 31,
2001

   Revenues. Total revenues decreased $543 million, or 15%, in 2002 versus 2001. Our bankruptcy filing in January 2002, the continued worsening of the macroeconomic environment throughout 2002, bankruptcy filings by several of our carrier customers, the overcapacity in the telecommunications sector, related price competition throughout the industry in both voice and data products in the United States and Europe and the uncertainties about our ability to emerge from bankruptcy all contributed to declines in telecommunications services segment revenue levels year over year. In addition, in 2002 the installation and maintenance segment was significantly impacted by the overbuild of subsea cable capacity in recent years, resulting in substantial declines in its installation revenue. Due primarily to the delay in our emergence from bankruptcy and continued price declines, revenue in 2003 is expected to reflect further declines in comparison to 2002. We expect continued attrition of customers and revenue in the commercial sales channel, and declines in sales of data services in the carrier sales channel offset by increases in carrier voice services. Further declines in installation revenues are expected by Global Marine in 2003. Maintenance revenue is expected to experience modest declines as well.

   Actual reported revenues for the years ended December 31, 2002 and 2001 reflect the following changes:

                                                           December 31, December 31, Increase/
                                                               2002         2001     (Decrease)
                                                           ------------ ------------ ----------
                                                                      (in millions)
Commercial................................................    $1,252       $1,395      $(143)
Consumer..................................................        44          110        (66)
Carrier:
Service revenue...........................................     1,533        1,519         14
Sales type lease revenue..................................        --           18        (18)
Amortization of prior period IRU's........................        74           80         (6)
                                                              ------       ------      -----
Total carrier.............................................     1,607        1,617        (10)
                                                              ------       ------      -----
Total telecommunications services segment revenue.........     2,903        3,122       (219)
Total installation and maintenance segment revenue, net of
  eliminations............................................       213          537       (324)
                                                              ------       ------      -----
   Total revenues.........................................    $3,116       $3,659      $(543)
                                                              ======       ======      =====

   Our bankruptcy filing and pricing declines had an adverse effect on customer attrition in the commercial sales channel resulting in a $143 million, or 10%, decline in commercial sales revenue to $1.252 billion in 2002 from $1.395 billion in 2001. This was primarily due to a $192 million or 22% decrease, to $676 million revenue generated from voice services in 2002 compared with $868 million in 2001. This included a $54 million, or 31%, decline in 2002 conferencing revenue from the prior period total of $173 million. Customers in this sales channel sought alternative network solutions due to concerns regarding the financial viability of the Company. While a portion of this reduction was due to disconnects, or customers altogether moving off our network, the majority was due to customers directing their traffic to other carriers for the sake of redundancy. In addition, some of the revenue reduction was a result of repricing existing customer contracts as they came up for renewal during our bankruptcy. While revenue levels were declining, volume levels were declining to a lesser extent or increasing, depending on the product offering. The decline in the conferencing product offering was more severe as we were the primary provider of conferencing services to many conferencing customers including several large multinational corporations. We believe these customers became hesitant to rely on us as a primary provider of this critical service to their businesses while there was uncertainty as a result of our bankruptcy and strategy for emerging from bankruptcy. The declines in voice services were offset by increases of $50 million, or 10%, to $576 million in 2002 in the sale of data services. Our data services were not as severely impacted by our bankruptcy due to the logistics of the relationship with the existing customers as we have deployed equipment at customers' premises to provide Frame Relay, ATM, IP Access and Managed Services products. The attrition experienced in commercial voice services was much greater as customers perceived that migrating this service to another provider would be less risky and that it would be less costly to switch to an alternative provider.

   We did not invest in supporting our consumer business during 2002 as we determined that this business was not core to our strategy and plans for the period. There are no plans to grow this business as the costs to maintain and acquire customers are expected to exceed the benefits to our future profitability. In addition, price levels for consumer services continue to decline, as a result of new competitive entry and substantial increases in network capacity.

   Our bankruptcy had a significant impact on the mix of carrier revenue in 2002 compared with 2001. Carriers often use several suppliers to meet their traffic demands and the risk of relying on one carrier supplier is not as prevalent as in the case of commercial businesses previously discussed. Service revenue from the Carrier channel experienced a modest $14 million, or 1%, increase in 2002 from 2001. This overall flatness in growth was a result of an increase in voice services of $178 million, or 16%, to $1.288 billion in 2002 from $1.110 billion in 2001, offset by a decrease in data services of $164 million, or 40%, to $245 million in 2002 from $409 million in 2001. The 16% increase in revenue generated from voice services includes an increase in international voice services of $140 million, or 52%, to $408 million in 2002 from $268 million in 2001. The international voice market is highly competitive, experiencing a 20% annualized price decline in 2002 compared with 2001. Revenue from data services experienced even larger declines in pricing period over period, including from contract repricing, and volume growth could not be attained by the carrier sales force to compensate for these declines. Additional data revenues were lost as several carrier customers filed for bankruptcy protection resulting in the cancellation of longer term data contracts.

   We had no sales of capacity under sales-type lease arrangements in 2002, compared with one contract for $18 million in 2001. The revenue recognized in 2002 relating to the amortization of IRUs signed in prior periods decreased $6 million, or 8%, to $74 million from $80 million in 2001. The declines in this revenue were a result of a few factors, including significantly fewer IRUs signed in 2002 than in 2001 and therefore very limited incremental amortization revenue. In addition, certain agreements for services were terminated either through customer settlements or through bankruptcy proceedings of the customers that had purchased services from us. We recognized $97 million of the deferred revenue related to these obligations into "other income," as a result of our no longer having an obligation to provide services; however, the suspension of these agreements resulted in a reduced revenue stream.

   Installation revenue decreased $296 million, or 81%, in 2002 to $68 million from $364 million in 2001. This was primarily due to the rapid decline in subsea installation projects as a result of the oversupply of subsea capacity in the global telecommunications market. Maintenance revenue also decreased $28 million or 16% in 2002 to $145 million, from $173 million in 2001. This is primarily due to the loss of the North Sea cable maintenance contract and a reduction in spare part purchasing by customers for their subsea systems due to tighter system capital spending.

   Operating Expenses. Components of operating expenses for the years ended December 31, 2002 and 2001 were as follows:

                                     December 31, December 31, Increase/
                                         2002         2001     (Decrease)
                                     ------------ ------------ ----------
                                                (in millions)
      Cost of access and maintenance    $2,205      $ 2,152     $     53
      Other operating expenses......     1,208        2,080         (872)
      Depreciation and amortization.       137        1,548       (1,411)
      Asset impairment charges......        --       17,181      (17,181)
      Restructuring charges.........        --          410         (410)
                                        ------      -------     --------
         Total operating expenses...    $3,550      $23,371     $(19,821)
                                        ======      =======     ========

   Cost of access and maintenance. Cost of access and maintenance ("COA&M") increased $53 million, or 2%, in 2002 from 2001. COA&M primarily includes the following: (i) usage based voice charges paid to local exchange carriers ("LECs") and interexchange carriers ("IXCs") to originate and/or terminate switched voice traffic; (ii) charges for leased lines for dedicated facilities and local loop ("last mile") charges from both domestic and international carriers; (iii) internet exit charges incurred in transporting IP traffic and other enhanced services usage based charges; and (iv) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber optic network ("wet maintenance") and cable landing stations.

   Cost of access increased $86 million, or 4%, to $2.047 billion in 2002 from $1.961 billion in 2001, primarily due to increases in usage based voice charges of $187 million, or 17%, necessary to meet the increased level of voice services revenue, which resulted in increased minute volumes with other carriers to originate and/or terminate traffic. This was offset by decreases in dedicated leased facility charges as a result of our rejection of certain contracts in accordance with our rights under bankruptcy. As discussed above, the higher margin products in the commercial sales channel and sales of higher margin data services in the carrier channel both declined as a percentage of total revenue in 2002 when compared to 2001. Although certain cost of access rate reductions were achieved within broad categories of COA&M expenses, aggregate costs of access increased due to having a higher percentage of lower margin carrier voice services. We expect these trends to continue throughout 2003 as we have not been able to improve our voice and data product mix through the first ten months of 2003.

   Third party maintenance expenses decreased $33 million, or 17%, in 2002 to $158 million from $191 million in 2001 primarily as a result of our ability to eliminate certain terrestrial, cable station and equipment maintenance contracts, transition certain third party managed costs into employee managed maintenance at lower costs (which is included within "other operating expenses" below) and the re-negotiation of terms and conditions, including pricing reductions, of existing contracts for maintenance during the bankruptcy. Third party maintenance initiatives have continued in 2003 with additional modest declines expected when compared with 2002 maintenance expense levels.

   Other operating expenses. Other operating expenses decreased $872 million, or 42%, to $1.208 billion in 2002 from $2.080 billion in 2001. Other operating expenses primarily consist of (i) real estate and non-income tax related costs;
(ii) selling and general and administrative expenses ("SG&A"), including all employee-related expenses and professional fees; (iii) bad debt expense; and
(iv) cost of goods sold for the cable installation and maintenance segment and for the managed services products sold within the telecommunications services segment.

   SG&A expenses decreased substantially primarily as a result of our cost reduction and restructuring efforts beginning in August 2001 and continuing throughout 2002. SG&A decreased $482 million, or 39% to $744 million in 2002 from $1.226 billion in 2001. The restructuring efforts have resulted in significant declines in employee-related costs including salaries, employee benefits, temporary labor, commissions and travel. Approximately 5,300 employees have been terminated from employment since the restructuring plan commenced in August 2001. Cost of sales decreased $238 million, or 51%, to $233 million in 2002 as a result of a reduction of installation projects in 2002 and cost reduction efforts by the installation and maintenance segment, including the reduction of manning costs and other fleet-related expenses. Cost of sales related to installation revenue declined $214 million, or 69% to $97 million in 2002 from $311 million in 2001 as a result of these events. However, since a significant portion of cost of sales related to installation revenue represents fixed vessel-related costs, we were unable to reduce such costs enough to offset the rapid decline in subsea installation projects and, as a result, margins on installation projects were negative in 2002. Real estate and other tax related costs declined 35% to $154 million in 2002, which reflects the impacts of our anticipated exit of certain leased facilities as defined in our restructuring plans. As of December 31, 2002, 247 sites, consisting of approximately 4 million square feet, have been vacated under the real estate restructuring plan. Non-income taxes, specifically taxes on owned real estate and personal property, declined significantly in 2002 as a result of the substantial impairment of our long-lived asset values. Bad debt expense also declined from $124 million in 2001 to $77 million in 2002 as a result of improvements in the aging of our account receivables, due to focused collection efforts, enhanced evaluations of customers' creditworthiness and limits, and recovery of significantly aged amounts through settlements. Cost reduction efforts have continued in 2003 resulting in improved monthly recurring expense levels versus those incurred at the end of 2002 primarily due to more headcount reductions, site closings, information system maintenance cost reductions and discretionary spending curtailments in areas such as consulting, travel and other administrative costs.

   Depreciation and amortization. Depreciation and amortization consists of depreciation expense of our property and equipment, non-cash costs of capacity sold, amortization of customer installation costs and goodwill and other identifiable intangibles amortization. The $1.411 billion, or 91%, decrease in depreciation and amortization expense in 2002 from 2001 was directly related to the $17.181 billion impairment charges we recorded during the year ended December 31, 2001, which are more fully described in the next paragraph.

   Asset Impairment Charges. We evaluated our long-lived assets for impairment under the provisions of SFAS No. 121 in the fourth quarter of 2001 due to the continuing economic slowdown, the significant cost reduction and restructuring efforts across our business, the sale of three businesses by us between January 2001 and December 2001 (GlobalCenter, ILEC and IPC), the change in our business outlook due primarily to the overcapacity in the telecommunications market, and difficulty in obtaining new revenue to fill our recently completed global IP network.

   Our bankruptcy filing on January 28, 2002 and the capital structure contemplated for our planned reorganization further demonstrated impairments in our long-lived asset carrying values. As a result of the cumulative impact of these factors, we recorded a long-lived asset impairment charge of $16.636 billion for continuing operations in the fourth quarter of 2001 in accordance with the guidelines set forth under SFAS No. 121, which resulted in a full write-off of $8.028 billion of goodwill and other identifiable intangibles and a remaining net carrying value of property and equipment for continuing operations of $1.000 billion, following a tangible asset impairment charge of $8.608 billion. In addition, when we were actively seeking to sell our Global Marine business, we recorded an impairment charge in the third quarter of 2001 relating to the entire net carrying value of remaining goodwill and other identifiable intangibles of $545 million in our installation and maintenance segment as we believed these assets would not be realized through the sale of the business, based upon available information.

   Restructuring Charges. Restructuring charges were $95 million in 2002 (reflected in reorganization items, net, in accordance with SOP 90-7) compared to $410 million in 2001. In August 2001, we announced our original restructuring efforts centered around the realignment and integration of our then regional organization structure into integrated global functions such as network operations, customer care, information systems, finance and sales and marketing. This effort continued throughout 2002 following our bankruptcy filing on January 28, 2002 and increased cost reduction efforts.

   The employee-related costs included in the restructuring charges for the years ended December 31, 2002 and 2001 were $51 million and $71 million, respectively. This is composed primarily of severance-related payments and outplacement costs for all employees involuntarily terminated. The costs related to facility closures included in the restructuring charges for the years ended December 31, 2002 and 2001 were $51 million and $270 million, respectively. In 2001, the $270 million of costs included continuing building lease obligations and estimated decommissioning costs and broker commissions for 130 sites, offset by anticipated third-party sublease payments. It also includes $63 million of impairments to the facility-related assets such as leasehold improvements and abandoned office equipment related to these facility closures. In 2002, the net costs related to facility closures included continuing building lease obligations and estimated decommissioning costs and broker commissions for an additional 133 sites, offset by anticipated third-party sublease payments. The charge initially recorded was further reduced by the release of the related reserve for United States facilities rejected through the chapter 11 bankruptcy process and other sites terminated with the landlords. In 2002, we filed petitions in the Bankruptcy Court to reject the operating leases for 131 sites in the United States, resulting in a rejection claim liability of $66 million as of December 31, 2002, included in our liabilities subject to compromise.

   As of December 31, 2002, 247 sites, consisting of approximately 4 million square feet, have been vacated and approximately 5,300 employees have been terminated as a result of these restructuring plans. These adopted plans and the related liabilities include an additional 16 sites, consisting of approximately 118,000 square feet, identified for closure during 2003.

   Other components of our consolidated statements of operations for the years ended December 31, 2002 and 2001 include the following:

                                                  December 31, December 31, Increase/
                                                      2002         2001     (Decrease)
                                                  ------------ ------------ ----------
                                                             (in millions)
Equity in income (loss) of affiliates, net.......     $  6       $   (94)    $   100
Interest income..................................        2            21         (19)
Interest expense.................................      (75)         (506)       (431)
Loss from write-down and sale of investments, net       --        (2,041)      2,041
Other income, net................................      198             7         191
Reorganizations items, net.......................      (95)           --          95
Benefit for income taxes.........................      102         1,847      (1,745)
Income (loss) from discontinued operations.......      950        (1,916)      2,866
Preferred stock dividends........................      (19)         (238)       (219)

   Equity in income (loss) of affiliates, net. Equity in income (loss) of affiliates, net increased $100 million in 2002 from 2001. This change is primarily a result of the $114 million impairment charge recognized in the fourth quarter of 2001 related to an equity investment held in Latin America. The remaining activity is primarily related to three joint ventures in the installation and maintenance segment.

   Interest income. Interest income declined $19 million, to $2 million in 2002 from $21 million in 2001. The interest income in 2002 reflects interest for the month of January 2002 only for the GC Debtors. Interest income earned following the commencement of our bankruptcy proceedings is reflected in reorganization items, net, in accordance with the provisions of bankruptcy reporting pursuant to SOP 90-7.

   Interest expense. Interest expense declined $431 million, or 85% to $75 million in 2002 from $506 million in 2001. The decrease in interest expense is directly attributable to our bankruptcy filing on January 28, 2002. We ceased accruing for all interest on our outstanding debt following the date of the commencement of our bankruptcy proceedings in accordance with the provisions of bankruptcy reporting contained within SOP 90-7. The balance of the 2002 amount represents interest expense relating to capitalized lease obligations. Interest expense will remain substantially lower than 2001 levels in 2003 as we will cancel indebtedness of more than $6.6 billion in connection with the Plan of Reorganization.

   Loss from write-down and sale of investments. As of December 31, 2001, substantially all of the carrying value of our strategic investment portfolio was permanently impaired in accordance with the provisions of SFAS No. 115. As discussed more fully below, the $2.041 billion in losses incurred in 2001 relate to the permanent impairment charges of $2.097 billion and realized gains of $67 million, offset by realized losses of $11 million in our marketable securities portfolio. The permanent impairment charges includes $1.918 billion relating to the full impairment of our investment in the common stock of Exodus as no recovery was expected as a result of its bankruptcy filing in September 2001.

   Other income, net. Other income increased $191 million to $198 million in 2002, from $7 million in 2001. This increase is primarily attributable to the extinguishment of obligations under certain long-term and prepaid lease agreements for services on our network either through customer settlement agreements or through the bankruptcy proceedings of the customers that had purchased such services from us. As a result, we have no further requirement to provide services and, therefore, the remaining deferred revenue relating to these agreements of $97 million was realized into "other income". The derecognition of these liabilities is in accordance with the guidelines described within SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and did not result in any revenue recognition. The balance of the increase in other income is primarily attributable to foreign currency transaction gains (losses).

   Reorganization Items. Reorganization items represent expenses and income that are incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items in 2002 were comprised of (i) costs related to the employee retention programs, (ii) non-cash charges relating to the write-off of deferred financing fees, (iii) retained professional fee costs associated with the reorganization, (iv) interest income attributable to increased GC Debtors' cash balances as a result of the bankruptcy, (v) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the Bankruptcy Court, and (vi) costs incurred in connection with our continued restructuring efforts (see "Restructuring Charges" above for further discussion).

   Benefit for income taxes. Benefits from income taxes decreased $1.745 billion to $102 million in 2002. The 2002 income tax benefit is primarily attributable to the United States income tax refunds received in the fourth quarter of 2002 and in the third quarter of 2003 as a result of loss carrybacks from 2001 and 2002 to prior tax years. The income tax benefit in 2001 is primarily attributable to the reversal of $535 million of deferred tax expense recorded in 2000 (see "Restatements of Previously Issued Financial Statements" above) and the use of losses and other tax attributes of continuing operations to offset the taxes provided for on the sales and results of operations of the ILEC and IPC of $1.096 billion reflected in the results of discontinued operations.

   Income (loss) from discontinued operations. Income from discontinued operations in 2002 increased $2.886 billion to $950 million when compared with 2001. This increase was primarily attributable to the $1.184 billion gain on abandonment of Asia Global Crossing. We have classified the financial position and results of operations of Asia Global Crossing as discontinued operations for all periods presented in the accompanying consolidated financial statements in accordance with SFAS No. 144. The net loss of Asia Global Crossing's operations decreased $1.982 billion to $236 million in 2002 from $2.218 billion in 2001. The loss from Asia Global Crossing's operations in 2002 was primarily due to interest costs of $100 million, and operating expenses of $205 million, offset by revenue of $93 million. The 2001 loss from Asia Global Crossing's operations was primarily a result of long-lived asset impairment charges of $2.399 billion, equity investment impairment of $450 million and operating losses of $300 million offset by $949 million in losses to minority interests of Asia Global Crossing. The Asia Global Crossing impairment charges were recorded in accordance with the provisions of SFAS No. 121 and APB No. 18 in the fourth quarter of 2001. These impairment charges represented the shortfall between Asia Global Crossing's long-lived asset net carrying values from the discounted future cash flow stream and the estimated long-lived asset fair value in the sales of Asia Global Crossing, its PCL subsidiary and its 50% interest in the HGC joint venture to Asia Netcom, Pivotal, and Hutchison, respectively. The aggregate impairment charges of $2.399 billion and $450 million in the year ended December 31, 2001, which are included as "discontinued operations" in the accompanying consolidated statements of operations, include the full impairment of $100 million in goodwill and other identifiable intangibles, the write-off of $450 million in connection with Asia Global Crossing's 50% investment in the HGC joint venture and tangible asset impairment charges of $2.299 billion, including PCL.

   In 2001, we sold our GlobalCenter, ILEC and IPC businesses. The ILEC and IPC businesses were sold for losses of $206 million and $120 million, respectively. The gain on sale of GlobalCenter was deferred as discussed above in "Restatements of Previously Issued Financial Statements." In addition, a deferred tax expense of $600 million was recorded in the third quarter of 2000 in connection with the sale of the ILEC. This deferred tax expense and related liability restated in the third quarter of 2000 are completely reversed in the second quarter of 2001 to deferred tax benefit from discontinued operations. The corresponding current tax liability was offset by losses and other tax attributes of continuing operations in the fourth quarter of 2001

   Preferred stock dividends. Preferred stock dividends decreased $219 million to $19 million in 2002. We ceased accruing all preferred stock dividends on January 28, 2002 upon our filing for bankruptcy protection in accordance with SOP 90-7.

Results of Operations for the Years Ended December 31, 2001 and December 31,
2000

   Revenues. Total revenue in 2001 increased to $3.618 billion from $3.505 billion in 2000. The increase was primarily due to an increase in the traffic on our network in the telecommunications services segment and an increase in the number of installation projects of subsea networks. The growth in network traffic was a direct result of the expansion of our sales force and our service offerings.

   Actual reported revenues for the years ended December 31, 2001 and 2000 reflect the following changes by segment:

                                                                  December 31, December 31, Increase/
                                                                      2001         2000     (Decrease)
                                                                  ------------ ------------ ----------
                                                                                 Restated
                                                                             (in millions)
Commercial.......................................................    $1,395        1,242        153
Consumer.........................................................       110          169        (59)
Carrier:
Service revenue..................................................     1,519        1,360        159
Sales-type lease revenue.........................................        18          312       (294)
Amortization of prior period IRU's...............................        80           25         55
                                                                     ------       ------      -----
Total carrier....................................................     1,617        1,697        (80)
                                                                     ------       ------      -----
Telecommunications services segment revenue......................     3,122        3,108         14
Installation and maintenance segment revenue, net of eliminations       537          397        140
                                                                     ------       ------      -----
Total revenues...................................................    $3,659       $3,505      $ 154
                                                                     ======       ======      =====

   Commercial revenue increased $153 million, or 12%, in 2001 as a result of our investments in our sales force, support functions and service platforms in the second half of 2000 and into the early part of 2001. In addition, the sales in 2000 include the commercial revenue from IXnet (specifically customers in the financial markets sector) for only 7.5 months. In addition, our conferencing unit experienced almost 20% revenue growth in 2001 over 2000 with our voice product sales exceeding $173 million during the period. Following the September 11, 2001 terrorist attacks, significant volume growth in conferencing occurred due to the sudden and rapid decline in business travel. Long distance voice services experienced declines primarily due to significant price declines occurring in the industry throughout the period. We also experienced customer attrition at a rate of 3- 4% per month, primarily at the low end of the commercial market.

   We were not investing in our Consumer business during the year ended December 31, 2001 as we determined that this business was not core to our strategy and plans for the period. There are no plans to grow this business as the costs to maintain and acquire customers are expected to exceed the benefits to our future profitability. In addition, price levels continue to decline as a result of new competitive entry and substantial increases in capacity.

   Carrier service revenue increased $159 million, or 12%, in 2001 from 2000 primarily driven by sales to new carrier and reseller customers in North America and significant growth in the international voice markets in Europe. This was partially offset by decreases in revenue generated by data products, driven primarily by the continued migration of Level 3 off of our network onto its own network. Revenue, excluding sales-type leases, with Level 3 decreased $122 million, or 90% in 2001 from 2000 levels. Excluding the impact of the Level 3 migration, there was considerable growth in IP transit service and private line service revenue with carriers. The competitive landscape increased in intensity during the year ended December 31, 2001 as a result of the increased available capacity in the telecommunications sector as a whole resulting in substantial price decreases on an annualized basis of up to 50% in such data capacity products as private line service, international private line service and IP transit service. Pricing competition was also intense in both domestic and international long distance voice where volumes were significantly higher in 2001 but prices decreased approximately 30% on an annualized basis.

   Sales-type lease revenue decreased $294 million, or 94% in 2001 primarily due to the changes in our service contract arrangements with our customers in the IRU market for capacity. Historically, many of our service contracts for IRU capacity contained a bargain purchase option, therefore qualifying the revenue for sales-type lease treatment. During 2000, trends in the market and changes to our standard service contracts disqualified almost all

IRU contracts from treatment as sales-type leases. In 2000, $242 million, or 78% of the $312 million of sales-type lease revenue, was contracted for with only four customers. In 2001, only one contract, amounting to $18 million, qualified for sales-type lease accounting.

   Revenue recognized related to the amortization of IRU contracts over their respective lives increased $55 million, or 220%, in 2001 from 2000 levels. This is reflective of the significant volume of IRU contracts signed in 2000 and early 2001. This change is also related to changes in accounting guidance that became effective in the third quarter of 1999. Prior to that period, revenue from capacity sales was recognized upon activation of the circuits, resulting in up-front revenue recognition. Therefore, in 2000 there was less IRU amortization revenue recognized in the period as compared with 2001 given that there were fewer IRU contracts with carry forward amortizing revenue at January 1, 2000 than at January 1, 2001.

   Installation revenue increased $106 million, or 41%, in 2001 to $364 million from $258 million in 2000. This was primarily due to the unprecedented growth in subsea construction builds across the globe. This included several new system builds in the Atlantic, Latin America and Asia/Pacific regions. Maintenance revenue also increased $34 million, or 24%, in 2001 to $173 million from $139 million in 2000. This was primarily due to more systems providing subsea capacity worldwide that required continuous maintenance once they were ready for service.

   Operating Expenses. Components of operating expenses for the years ended December 31, 2001 and 2000 were as follows:

                                     December 31, December 31, Increase/
                                         2001         2000     (Decrease)
                                     ------------ ------------ ----------
                                                    Restated
                                                  ------------
                                                (in millions)
      Cost of access and maintenance   $ 2,152       $1,791     $   361
      Other operating expenses......     2,080        1,752         328
      Depreciation and amortization.     1,548        1,280         268
      Goodwill impairment charges...     8,573           --       8,573
      Asset impairment charges......     8,608           --       8,608
      Restructuring charges.........       410           --         410
                                       -------       ------     -------
         Total operating expenses...   $23,371       $4,823     $18,548
                                       =======       ======     =======

   Cost of access and maintenance. COA&M increased $361 million, or 20%, in 2001 over 2000. Cost of access increased $325 million, or 20%, to $1.961 billion in 2001 from $1.636 billion in 2000, primarily due to increases in usage based voice charges with other carriers to originate and/or terminate traffic necessary to meet the increased level of voice revenue. Third party maintenance expenses increased $36 million, or 23%, in 2001 from 2000 primarily as a result of increased maintenance costs relating to SAC and PEC which were not operational for the entire year in 2000 as they were in 2001.

   Other operating expenses. Other operating expenses increased $328 million, or 19%, to $2.080 billion in 2001 from $1.752 billion in 2000. Other operating expenses primarily consist of (i) real estate and tax related costs; (ii) SG&A;
(iii) bad debt expense; (iv) marketing and promotional costs including advertising and (v) cost of goods sold for the cable installation and maintenance segment and for the managed services products sold within the telecommunications services segment. SG&A costs increased over the prior year primarily due to increased employee related expenses as a result of a full year impact for IXnet compared with approximately half a year in 2000 and headcount growth, primarily in the sales force and sales support functions. Real estate costs were higher in 2001 than in 2000 for the following reasons: (i) additional sales force locations; (ii) full year impact of completed networks in Europe and Latin America that were not operational for the full year in 2000; and (iii) expansion of leased real estate and related costs for administrative and technical real estate in the United States. Cost of sales increased $126 million, or 37%, primarily due to the costs necessary to fulfill the 41% increase in installation revenue in 2001 from 2000. Bad debt expense increased $55 million, or 80%, to $124 million in 2001 from $69 million in 2000 as a result of several bankruptcies of significant carrier customers and an overall deterioration in the aging of accounts receivables in the U.K. and the U.S.

   Depreciation and amortization. Depreciation and amortization consists of depreciation expense of our property and equipment, non-cash costs of capacity sold, amortization of customer installation costs and goodwill and other identifiable intangibles amortization. The $268 million, or 21%, increase in depreciation and amortization in 2001 from 2000 is primarily related to increases in goodwill amortization and depreciation on property and equipment, offset by a reduction in non-cash cost of capacity sold in the period. Depreciation expense increased $353 million, or 59%, to $952 million in 2001 from $599 million in 2000 and is a result of the completion of several segments of our network that were not depreciated for a full year in 2000 in addition to significant additions to the North American network to meet the capacity demands of our traffic. Goodwill and other identifiable intangibles amortization increased $118 million, or 26%, in 2001 to $580 million from $462 million primarily due to a full year of amortization relating to the IXnet acquisition completed on June 14, 2000, offset by only nine months of amortization of goodwill and other intangibles relating to Global Marine, prior to the write-off of $545 million in Global Marine goodwill and intangibles in the third quarter of 2001. Non-cash cost of capacity sold resulting from capacity sales under sales-type lease arrangements decreased $203 million in 2001 to $16 million from $219 million in 2000 as a direct result of the $294 million decline in sales-type lease revenue.

   Asset Impairment Charges. We evaluated our long-lived assets for impairment under the provisions of SFAS No. 121 in the fourth quarter of 2001 due to the continuing economic slowdown, significant cost reduction and restructuring efforts across the entire business, the sale of three businesses by us between January 2001 and December 2001 (GlobalCenter, ILEC and IPC), the change in the business outlook due primarily to the overcapacity in the telecommunications market, and difficulty in obtaining new revenue to fill our recently completed global IP network. In addition, the bankruptcy filing on January 28, 2002 and the capital structure within our planned reorganization demonstrated impairments in our long-lived asset carrying values. As a result of the cumulative impact of these factors, we recorded a long-lived asset impairment charge of $16.636 billion for continuing operations in the fourth quarter of 2001 in accordance with the guidelines set forth under SFAS No. 121, which resulted in a full write-off of $8.028 billion of goodwill and other identifiable intangibles and a remaining net carrying value of property and equipment for continuing operations of $1.0 billion, following a tangible asset impairment charge of $8.608 billion. In addition, when we were actively seeking to sell our installation and maintenance business, we recorded an impairment charge in the third quarter of 2001 relating to the entire net carrying value of remaining goodwill and other identifiable intangibles ($545 million) in our installation and maintenance segment as it was believed these assets would not be realized through the sale of the business, based upon available information.

   Restructuring Charges. We commenced significant restructuring efforts in August 2001 resulting in charges totaling $410 million during the year ended December 31, 2001. These costs related to our initial efforts to overhaul our cost structure. No such efforts occurred during 2000. As of December 31, 2001, restructuring plans included the termination of approximately 2,800 employees and the vacating or restructuring of approximately 130 site locations. The components of this charge consisted of $71 million related to employee terminations, $270 million related to facility closures, and $69 million related to various other restructuring items, including a $53 million write-off of information systems costs which we would no longer be utilizing as a result of changes in system integration efforts.

   Other significant components of our consolidated statements of operations for the years ended December 31, 2001 and 2000 include the following:

                                                                         December 31, December 31, Increase/
                                                                             2001         2000     (Decrease)
                                                                         ------------ ------------ ----------
                                                                                        Restated
                                                                                      ------------
                                                                                    (in millions)
Equity in income (loss) of affiliates, net..............................   $   (94)     $   (45)    $   (49)
Interest income.........................................................        21          103         (82)
Interest expense........................................................      (506)        (383)        123
Loss from write-down and sale of investments............................    (2,041)          --      (2,041)
Gain from sale of subsidiary's common stock and related subsidiary stock
  sale transactions.....................................................        --          303        (303)
Other (expense) income, net.............................................         7          (69)         76
Benefit (provision) for income taxes....................................     1,847         (376)      2,223
Loss from discontinued operations.......................................    (1,916)      (1,008)        908
Cumulative effect of change in accounting principle.....................        --           (9)          9
Preferred stock dividends...............................................      (238)        (221)         17
Charge for conversion and redemption of preferred stock.................        --          (92)         92

   Equity in income (loss) of affiliates, net. Equity in income (loss) of affiliates, net, decreased $49 million in 2001 from 2000. This decrease is primarily a result of the $114 million impairment charge recognized in the fourth quarter of 2001 related to an equity investment in Latin America. The remaining activity is primarily related to equity in the income of three joint ventures in the installation and maintenance segment.

   Interest Income. Interest income decreased to $21 million from $103 million in 2000. The decrease in interest income correlates with the reduction in our average cash and cash equivalents' balances and reduction in interest rates.

   Interest Expense. Interest expense increased $123 million, or 32%, in 2001 from levels in 2000. The increase in interest expense was primarily attributable to an increase in our average outstanding indebtedness in 2001 compared to 2000. In January 2001, we issued $1.0 billion in 8.7% senior unsecured notes and average borrowings under the Corporate Credit Facility exceeded levels on an annualized basis from 2000. Interest under the Corporate Credit Facility amounted to $109 million in 2001 versus $94 million in 2000. The newly issued 8.7% notes resulted in $80 million in new interest expense in 2001.

   Loss from write-down and sale of investments. The loss from write-down and sale of investments available for sale increased in 2001 primarily due to the 100% write-off of our 19.6% investment in the common stock of Exodus Communications upon Exodus' chapter 11 bankruptcy filing in September 2001. The Exodus stock, which we received in January 2001 in connection with the sale of our subsidiary, GlobalCenter, was valued at $1.918 billion at the time of its receipt. The additional loss represents write-downs of $179 million recorded against the balance of the available for sale securities held by us in 2001. The write downs were offset by gains realized on the sales of securities of $67 million, partly reduced by $11 million of realized losses from sales. In 2000, we realized gains of $19 million and losses of $19 million for a net impact of $0 million from the sale of marketable securities.

   Gain from sale of subsidiary's common stock and related subsidiary stock sale transactions. The $303 million gain from sale of subsidiary's common stock resulted from our subsidiary, Asia Global Crossing, completing its initial public offering on October 12, 2000, as well as related subsidiary stock sale transactions.

   Other income (expense), net. Other income (expense), net increased $76 million to $7 million in 2001 from $(69) million in 2000. This increase is primarily due to changes in gains and losses resulting from foreign currency impacts on transactions in 2001 compared with 2000 and the classification of a $24 million charge in connection with the early extinguishment of debt in 2000, previously recorded as a extraordinary loss to other income (expense), net, in accordance with SFAS No. 145. See Note 3, "Basis of Presentation and Significant Accounting Policies," to the consolidated financial statements included in this annual report on Form 10-K for discussion of the retroactive reclassification relating to this item.

   Benefit (provision) for income taxes. We realized a net benefit from taxes in 2001 of $1.847 billion compared with a $376 million provision for taxes in 2000. The tax benefit in 2001 includes the reversal of $535 million of deferred taxes recorded in 2000 (see "Restatements of Previously Issued Financial Statements" above) as a result of the sale of Global Center. In the third quarter of 2001, the $535 million was reversed as a result of the bankruptcy filing of Exodus in September 2001, which resulted in the write-off of our $1.918 billion investment in the common stock of Exodus, received in connection with the sale of Global Center in January 2001. The remaining tax benefit from continuing operations is primarily attributable to the use of losses and other tax attributes to offset the taxes provided for the sales and results of operations of the ILEC and IPC of $1.096 billion reflected in the results of discontinued operations.

   Income (loss) from discontinued operations. The loss from discontinued operations increased $908 million in 2001 to $1.916 billion, compared to $1.008 billion in 2000. In 2001, we sold our GlobalCenter, ILEC and IPC businesses. As previously discussed, the ILEC and IPC were sold for losses of $206 million and $120 million, respectively, and the $126 million gain on the sale of GlobalCenter was deferred and amortized as a reduction of other operating expenses from continuing operations over a ten year period (see "Restatements of Previously Issued Financial Statements" above).

   The net loss from Asia Global Crossing increased $2.101 billion to $2.218 billion in 2001 from $117 million in 2000. The 2001 loss from Asia Global Crossing's operations was primarily a result of long-lived asset impairment charges of $2.399 billion, equity investment impairment of $450 million and operating losses of $300 million offset by $949 million in losses attributable to minority interests of Asia Global Crossing. The losses were less in 2000 primarily as a result of interest costs on the Asia Global Crossing senior notes, which were issued in connection with its initial public offering in October 2000. The Asia Global Crossing impairment charges were recorded in accordance with the provisions of SFAS No. 121 and APB No. 18 in the fourth quarter of 2001. These impairment charges represented the shortfall between the Asia Global Crossing long-lived asset net carrying values from the discounted future cash flow stream and the estimated long-lived asset fair value in the sales of Asia Global Crossing, its PCL subsidiary and its 50% interest in the HGC joint venture to Asia Netcom, Pivotal, and Hutchison, respectively. The aggregate impairment charges of $2.399 billion, and $450 million, which are included as "discontinued operations" in the accompanying consolidated statements of operations, include the full impairment of $100 million in goodwill and other identifiable intangibles, the write-off of $450 million in connection with Asia Global Crossing's 50% investment in the HGC joint venture and tangible asset impairment charges of $2.299 billion, including PCL.

   Offsetting the impact of Asia Global Crossing's results period to period is the impact of GlobalCenter's operating losses in 2000 of $399 million due primarily to significant expansion of its media distribution centers and their related expenses. GlobalCenter was sold on January 11, 2001 and as a result had minimal impact to the loss from discontinued operations for the year ended December 31, 2001.

   The ILEC was sold on June 30, 2001 and therefore only six months of results are reflected in 2001, resulting in a $10 million loss, excluding the $600 million deferred tax expense reversal and $206 million loss on sale, compared with a full year of results in 2000, resulting in $91 million in income excluding the $600 million deferred tax expense. IPC's operating results, which exclude the $120 million loss on sale, increased $24 million to $22 million income in 2001 from a $2 million loss in 2000, primarily due to the writeoff of deferred finance costs of $18 million in 2000.

   As discussed above, a deferred tax expense of $600 million was recorded in the third quarter of 2000 in connection with the sale of ILEC (see "Restatements of Previously Issued Financial Statements" above for further discussion). This deferred tax expense and related liability restated in the third quarter of 2000 were completely reversed in the second quarter of 2001 to deferred tax benefit from discontinued operations. The corresponding current tax liability was offset by losses and other tax attributes of continuing operations in the fourth quarter of 2001.

   Cumulative effect of change in accounting principle. As of January 1, 2000, we adopted SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which requires amortization of certain start-up and activation revenues and deferral of associated costs over the contract period or expected customer relationship, whichever is greater. Previously, such revenues and expenses were recognized upon service activation. The net impact of SAB 101 reduced revenue by approximately $2 million, and increased amortization expense by approximately $11 million. The cumulative impact on the results of prior years was reflected as a $9 million cumulative effect of a change in accounting principle in accordance with the adoption provisions of this bulletin.

   Preferred stock dividends. Preferred stock dividends recognized in 2001 increased $17 million over 2000 as all of the related issues were outstanding for the entire year. A preferred stock issuance occurred in January and April of 2000 and therefore did not result in a full 12 month dividend accrual in 2000.

Liquidity and Capital Resources

   Financial Condition and State of Liquidity

   At December 31, 2002, our available liquidity consisted of $423 million of unrestricted cash and cash equivalents. In addition, we held $332 million ($5 million of which is included in long-term other assets) in restricted cash. This amount is composed of (i) $305 million, representing the $301 million in net proceeds from the sale of IPC in December 2001 plus interest, the entire amount of which will be distributed to the Bank Lenders upon emergence in accordance with the Plan of Reorganization, (ii) $13 million restricted cash held in a Global Crossing account in Bermuda under the control of the Joint Provisional Liquidators ("JPLs"), such funds being a contingency fund for the provisional liquidators, with any remainder to be distributed to the creditors upon emergence in accordance with the Plan of Reorganization and (iii) $14 million, primarily attributable to collateral relating to certain guarantees, performance bonds and deposits.

   Our working capital improved $7.521 billion to $138 million at December 31, 2002 compared to December 31, 2001. This improvement was principally due to the impact of our January 28, 2002 bankruptcy filing, which resulted in $6.589 billion in indebtedness (classified as current in the December 31, 2001 consolidated balance sheet as a result of bankruptcy default events) along with approximately $1.4 billion in additional current liabilities changing classification to liabilities subject to compromise in the December 31, 2002 consolidated balance sheet in accordance with the provisions of SOP 90-7. The liabilities subject to compromise are being restructured in accordance with the Plan of Reorganization.

   Since the fourth quarter of 2001, we have reduced the amount of cash required to fund our operations. Nonetheless, our unrestricted cash balances have continued to decline due primarily to ongoing operating losses, severance payments, settlement payments to vendors and significant costs incurred in connection with the bankruptcy proceedings. At October 31, 2003, we had $213 million in unrestricted cash and cash equivalents. Management is currently evaluating our financial forecast in light of anticipated sources of capital.

   We currently expect that we will need to obtain up to $100 million in financing to fund our anticipated liquidity requirements through the end of 2004. We are currently seeking to arrange a working capital facility or other financing to provide us with this necessary liquidity. The indenture for the New Senior Secured Notes permits us to incur up to $150 million in additional debt under one or more working capital facilities secured by first priority liens on our assets. If we cannot arrange a working capital facility or raise other financing by December 31, 2003, ST Telemedia has indicated its intention to provide us with up to $100 million of financial support to fund our operating needs on such terms and conditions as we and ST Telemedia may agree. (ST Telemedia's intention is based on our commitment to adhere to an operating plan requiring no more than $100 million in additional funds in 2004.) If provided, this financial support could be in the form of (1) a guarantee or other support by ST Telemedia in respect of borrowings by us under a working capital facility or other financing or (2) a subordinated loan from ST Telemedia. The indenture for the New Senior Secured Notes does not permit ST Telemedia to lend to us directly on a secured or senior basis.

   While ST Telemedia has indicated its intention to provide financial support to us (in addition to its $250 million equity investment and its $200 million investment in the New Senior Secured Notes) and management expects ST Telemedia to make such financial support available, ST Telemedia does not have any contractual obligation to provide financial support to us, and we can provide no assurance that ST Telemedia will provide any such financial support. Moreover, we can provide no assurance that we will be able to arrange a working capital facility on terms acceptable to us or that provides borrowing availability sufficient to meet our liquidity needs.

   In addition to the $150 million in debt that we may incur under secured working capital facilities, the indenture for the New Senior Secured Notes permits us to incur up to an aggregate of $50 million in purchase money debt and capital lease obligations and up to $10 million in debt for general corporate purposes. We are also permitted to incur additional subordinated debt if we satisfy the leverage ratio specified in the indenture, although we do not expect to satisfy such ratio for the foreseeable future.

   As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon dividends and inter-company transfer of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and are operating in various jurisdictions throughout the world. A number of our subsidiaries have cash on hand that exceeds their immediate requirements but that cannot be distributed or loaned to us or our other subsidiaries to fund our or their operations due to contractual restrictions or legal constraints related to the solvency of such entities. These restrictions could cause us or certain of our other subsidiaries to become and remain illiquid while other subsidiaries have sufficient liquidity to meet their liquidity needs.

   A number of our subsidiaries that are not debtors in our bankruptcy proceedings have significant capital lease obligations that will not be discharged in our bankruptcy proceedings. As of December 31, 2002, the aggregate amount of capital lease obligations of these subsidiaries was $278 million. These subsidiaries were generally not included in our U.S. chapter 11 bankruptcy proceedings since such inclusion may have triggered the commencement of liquidation proceedings against such entities in jurisdictions that do not recognize an equivalent of a chapter 11 reorganization. Some of these subsidiaries could be forced into local insolvency proceedings if their operating results and financial condition do not improve.

   A default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under the indenture for the New Senior Secured Notes and may trigger cross-default provisions under any working capital facility or other financing that we may arrange. This could lead ST Telemedia (or transferee noteholders) or other lenders to accelerate the maturity of their relevant debt instruments.

   Global Marine has experienced significant declines in revenues since 2001 and is expected to experience negative cash flows during the next year. If Global Marine is unable to increase its revenues through new business and improve its cash flow performance or is unable to raise additional funding, it may default on its capital lease and other obligations. Additional funding may not be available to Global Marine on acceptable terms or at all, particularly since Global Marine does not own significant unencumbered assets that it could use as collateral.

   A significant portion of Global Marine's current cash outflows represent payments under ship charters and capital lease obligations. Global Marine expects to be in default under a financial ratio covenant contained in two of these agreements by the end of 2003. Global Marine is in discussions with the counterparties to these agreements to address the expected breach of such financial covenant, and is discussing with its principal ship charter creditors a possible restructuring of the payment schedules under its agreements with such creditors. If Global Marine is unsuccessful in these efforts, these parties could terminate such agreements and accelerate Global Marine's required payments thereunder. Such an action would trigger cross-default provisions in Global Marine's other ship charters and capital lease obligations, as well as the cross-default provisions under the indenture for the New Senior Secured Notes and other financing agreements of ours.

   We expect our available liquidity to decline in 2004 due in part to exit cost requirements under our Plan of Reorganization (with payment terms of up to 24 months) that will consume over $100 million of cash in 2004 and interest payments on the New Senior Secured Notes. We believe the $250 million equity infusion that we will receive from ST Telemedia upon our emergence from bankruptcy under the Purchase Agreement, unrestricted cash and anticipated operating cash flows, together with a working capital facility or other financing providing for up to $100 million in available funds (which has not yet been arranged), will provide adequate funding for us to pay our expected operating expenses, fund our expected capital expenditures, meet our debt service obligations and meet our restructuring cost requirements through at least January 1, 2005. However, there can be no assurance that our operating cash flows will improve as we anticipate, or that our operating cash flows and any working capital facility or other financing that we may arrange will be adequate to meet our anticipated liquidity requirements. As currently projected, we will need to raise additional financing to offset our anticipated liquidity needs for 2005 and thereafter. The market environment and our financial condition will make it difficult for us to access the capital markets for the foreseeable future. If we are unable to raise additional financing or improve our operating results to achieve positive operating cash flows in the future, we would be unable to meet our anticipated liquidity requirements.

   Cash Management Impacts

   Our unrestricted cash balances decreased $184 million to $423 million at December 31, 2002 from $607 million at December 31, 2001. This decrease primarily resulted from funding operating losses, cash capital expenditures and bankruptcy-related costs (including professional fees for us, the JPLs and the creditors, retention plan costs and severance and real estate exit costs resulting from our restructuring efforts). We remain focused on managing our cash with an objective of reducing the rate at which cash is used. These efforts have been successful in decreasing the rate of depletion of our cash resources and liquidity. The following are significant items and events that have assisted in these efforts, in addition to our restructuring initiatives described above:

  . Commencing in the fourth quarter of 2001, we created an office of cash management to approve all expenditures over one hundred thousand dollars; this committee also established significant cash reporting tools for us.

  . We minimized capital requirements by utilizing existing inventory on the network to meet new customer capacity requirements.

  . Vendor management efforts for non-GC Debtor companies in Europe and Latin America were directed towards settlements resulting in cash savings.

  . Dividend and interest payments on preferred stock and outstanding indebtedness ceased upon our bankruptcy filing on January 28, 2002.

  . Tax refunds were received relating to 2001 and 2002 U.S. income tax returns and international value-added taxes.

  . We improved operational processes and increased focus relating to the collection of accounts receivable.

  . We collected cash relating to pre-bankruptcy IRU contract commitments with significant carrier customers.

   Cash provided by operating activities was $49 million, which includes cash paid for reorganization items of $292 million, for the year ended December 31, 2002 as compared to cash used in operating activities of

$1.224 billion for the year ended December 31, 2001. This $1.565 billion improvement, excluding reorganization items, in year-over-year operating cash performance is primarily attributable to the working capital benefit from the bankruptcy filing (i.e., payables due at filing were stayed), elimination of interest costs under outstanding indebtedness, operating expense reductions through restructuring efforts, collections under IRU contracts signed prior to 2002 and improved collections/working capital performance.

   Cash used in investing activities was $235 million for the year ended December 31, 2002 as compared to cash provided by investing activities of $914 million for the year ended December 31, 2001. The cash used in 2002 is primarily attributable to capital expenditures and increases in restricted cash as required by the bankruptcy. In 2001, we received $3.369 billion in proceeds from the sale of our ILEC business, which was offset by $2.643 billion in capital expenditures.

   Cash provided by financing activities was $2 million for the year ended December 31, 2002 and cash provided by financing activities was $151 million for the year ended December 31, 2001. The financing activities in 2002 were limited to $17 million in proceeds from short term borrowings offset by $15 million in principal payments under capital lease obligations. In 2001, proceeds from borrowings under the Corporate Credit Facility and from the issuance of the 8.7% senior notes were offset by repayment of the ILEC bridge loan (described below under "--Financing History--Pre-Bankruptcy Filing") and preferred stock dividend payments.

New Global Crossing Capital Structure

   New Global Crossing Common and Preferred Stock

   New GCL is authorized to issue 55,000,000 shares of common stock and 45,000,000 shares of preferred stock. Pursuant to our Plan of Reorganization, upon our emergence from bankruptcy, New GCL will issue 15,400,000 shares of common stock to our pre-petition creditors and will issue 6,600,000 shares of New GCL Common Stock and 18,000,000 shares of New GCL Preferred Stock to ST Telemedia. 18,000,000 shares of New GCL Common Stock will be reserved for the conversion of shares of New GCL Preferred Stock to be held by ST Telemedia, while an additional 3,478,261 shares of New GCL Common Stock will be reserved for issuance under New GCL's 2003 Stock Incentive Plan, which is described above in Item 5 under the caption "Equity Compensation Plan Information." A description of New GCL's common and preferred stock is also contained in Item 5.

   New Senior Secured Notes

   Global Crossing North American Holdings, Inc. ("GC North American Holdings"), one of our domestic subsidiaries, will issue $200 million aggregate principal amount of the New Senior Secured Notes upon our emergence from bankruptcy. On December 4, 2003, the Bankruptcy Court approved an amendment to the Plan of Reorganization pursuant to which the New Senior Secured Notes will be issued to ST Telemedia rather than to our banks and unsecured creditors, with the gross proceeds of such issuance being distributed to such banks and unsecured creditors in lieu of any interest in the New Senior Secured Notes. The notes will mature on the third anniversary of their issuance. Interest will accrue at 11% per annum and will be paid semi-annually.

   The New Senior Secured Notes will be guaranteed by New GCL and all of its material subsidiaries. The New Senior Secured Notes will be senior in right of payment to all other indebtedness of New GCL and its material subsidiaries, except that they will be equal in right of payment with (i) one or more working capital facilities in an aggregate principal amount of up to $150 million (the "Working Capital Facilities") and (ii) a limited amount of certain other senior indebtedness. The New Senior Secured Notes will be secured by a first priority lien on the stock and assets of Global Marine and Global Crossing (UK) Telecommunications Limited and their material subsidiaries. In addition, any sale of those entities will trigger mandatory prepayment of the New Senior Secured Notes to the extent of the proceeds of any such sale. To the extent proceeds of any such sales are other than cash, such proceeds shall be substituted for the collateral. Payment of the New Senior Secured Notes will also be secured by a lien on substantially all the other assets of New GCL and its material subsidiaries, such lien to be second in priority to the lien on the Working Capital Facilities.

   GC North American Holdings may redeem the New Senior Secured Notes, plus accrued and unpaid interest, at any time without penalty or premium. In the event of a change of control, GC North American Holdings will be obligated to offer to redeem the notes at 101% of the outstanding principal amount plus accrued and unpaid interest.

   The New Senior Secured Notes will be issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. These provisions include (i) limitations on the indebtedness of New GCL, payments to equity holders (including ST Telemedia), investments, and sale and leaseback transactions, (ii) restrictions on asset sales, consolidations, and mergers, (iii) limitations on granting additional liens and (iv) cross-default provisions which could result in the acceleration of our repayment obligations in the event that one or more of our subsidiary companies were to default on certain other indebtedness. The covenants will permit New GCL to enter into the Working Capital Facilities and will have customary exceptions, baskets, and carve-outs. The form of the indenture is filed as an exhibit to this annual report on Form 10-K.

   The New Senior Secured Notes are being issued to ST Telemedia in a private placement transaction pursuant to Section 4(2) of the Securities Act. The New Senior Secured Notes will therefore be "restricted securities" for purposes of the rules and regulations promulgated by the SEC under the Securities Act. In addition, the initial holder of the New Senior Secured Notes (i.e., ST Telemedia) will be a control person of the issuer of the securities within the meaning of Section 2(11) of the Securities Act. ST Telemedia may sell or otherwise transfer the New Senior Secured Notes only pursuant to a registration statement declared effective by the SEC or an exemption from Securities Act registration requirements. We have agreed to grant customary registration rights to ST Telemedia in respect of the New Senior Secured Notes.

   Financing History - Pre-Bankruptcy Filing

   The following is a summary of debt and equity financing transactions that we entered into in 2000 and 2001. Except as specified below, the debt and equity described below remained outstanding on the date of our filing for relief under chapter 11 of the Bankruptcy Code. Any such remaining debt and equity will be extinguished upon consummation of our Plan of Reorganization.

   Senior Secured Corporate Credit Facility

   On July 2, 1999, our subsidiaries Global Crossing Holdings Ltd. ("GCHL") and Global Crossing North America, Inc. ("GCNA") entered into a $3 billion senior secured corporate credit facility (as amended, the "Corporate Credit Facility") with several lenders. The proceeds from the Corporate Credit Facility were used to repay existing indebtedness and fund capital expenditures. The Corporate Credit Facility consisted of two term loans and a revolving credit facility, which had an original maturity date of July 2, 2004. The term loans, totaling $2 billion, were repaid in full in 1999. In August 2000, we amended and restated the terms of the Corporate Credit Facility increasing the total remaining amount of the Corporate Credit Facility from $1 billion to $2.25 billion, consisting of a $1 billion revolving credit facility due July 2004, a $700 million revolving term facility that was to convert to a term loan in August 2002 and mature in July 2004 and a $550 million term loan which was to mature in June 2006. GCHL and GCNA were permitted to borrow under the Corporate Credit Facility and utilize the borrowings for working capital and general corporate purposes. Borrowings under this facility were secured by a pledge of shares of many of our subsidiaries and were guaranteed by us and many of our subsidiaries. In September 2001, we reached maximum borrowing capacity under the Corporate Credit Facility with $2.205 billion in outstanding indebtedness and $45 million in outstanding standby letters of credit. This position remained unchanged as of December 31, 2001 except for the two principal repayments of $1 million in September and December 2001 under the terms of the term loan due 2006.

   On December 28, 2001, the Corporate Credit Facility lending group agreed to waive potential violations of certain financial covenants under the facility through February 13, 2002. The waiver resolved concerns that we would be out of compliance with these covenants at the end of 2001. The waiver required us to maintain certain weekly cash balances in order to keep the waiver in force. It also applied additional restrictions on our ability to sell assets, incur additional debt, pay certain bank fees and related expenses and pay dividends.

   Short-Term Borrowings--Bridge Loan

   On October 13, 2000, a direct subsidiary of GCNA entered into a $1 billion unsecured credit facility ("Bridge Loan") due April 10, 2002 or upon closing or abandonment of the sale of our ILEC business. The Bridge Loan was funded through a commercial paper conduit. Interest was payable at a rate of LIBOR plus 1%. Proceeds from the Bridge Loan were used to repay approximately $768 million of borrowings under the credit facilities incurred in connection with our purchase of Racal Telecom in November 1999. As a result of the transaction, we wrote-off approximately $24 million of deferred financing costs. We provided a full valuation allowance related to this loss due to the uncertainty of realizing any tax benefit. Proceeds from the Bridge Loan were also used for general corporate purposes. On June 29, 2001, upon consummation of the sale of the ILEC business, the Bridge Loan plus accrued interest was repaid in full with the proceeds from the ILEC sale.

   Short-Term Borrowings--Accounts Receivable Securitization

   On June 15, 2001, certain of our indirect, wholly-owned subsidiaries (the "AR Subsidiaries") entered into a receivables sale agreement (the "AR Sale Agreement"), under which the AR Subsidiaries agreed to sell a defined, revolving pool of trade accounts receivable to GC Mart LLC ("GCM"), our wholly-owned, special purpose subsidiary. GCM was formed for the sole purpose of buying and selling receivables generated by the AR Subsidiaries. Under the Sale Agreement, the AR Subsidiaries agreed irrevocably and without recourse to sell their accounts receivable to GCM. Under a separate receivables purchase agreement, dated the same date, GCM agreed to sell, in turn, an undivided percentage ownership interest in these receivables to an independent issuer of receivables-backed commercial paper. Under this purchase agreement, the receivables continued to be serviced by GCNA. Certain of the AR Subsidiaries and GCNA's obligations under the $250 million receivables facility were guaranteed by GCHL.

   This two-step transaction was accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which we adopted in June 2001. The provisions of SFAS No. 140 establishes the conditions for a securitization to be accounted for as a sale of receivables, which include requirements for an entity to be a qualifying special purpose entity, and for the conditions under which a transferor will be deemed to have retained effective control over transferred assets. On October 19, 2001 this arrangement was terminated due to the reduction of our credit ratings by various rating agencies. All prospective cash collections related to this facility, up to the amount of cash received by us from the financing vehicle, were remitted solely to the facility provider to satisfy the termination of this arrangement. Consequently, none of our accounts receivable were securitized at December 31, 2002 and 2001.

   Common and Preferred Stock Issuances

   In January 2000, in connection with the formation of Hutchison Global Crossing, we issued 400,000 shares of 6 3/8% cumulative convertible preferred stock Series B at a liquidation preference of $1,000 per share, for proceeds of $400 million, to Hutchison Whampoa Limited, the joint venture partner. Each share of preferred stock was convertible into 22.2222 shares of our common stock based on a conversion price of $45 per share. For further discussion of this joint venture, see Item 7 under the caption "Dispositions--Asia Global Crossing."

   In April 2000, we issued 21,673,706 shares of our common stock in an underwritten public offering for net proceeds of approximately $688 million. In connection with this transaction, certain of our shareholders sold an aggregate of 21,326,294 shares of common stock, for which we received no proceeds.

   In April 2000, we issued 4,000,000 shares of 6 3/4% cumulative convertible preferred stock at a liquidation preference of $250 per share for net proceeds of approximately $970 million. In May 2000, pursuant to an over- allotment option held by the underwriters of the preferred stock, we issued an additional 600,000 shares of 6 3/4% cumulative convertible preferred stock for net proceeds of approximately $143 million. Each share of preferred stock was convertible into 6.3131 shares of common stock, based on a conversion price of $39.60. Dividends on the preferred stock were cumulative from the date of original issuance and were payable on January 15, April 15, July 15 and October 15 of each year at an annual rate of 6 3/4%. The proceeds of these offerings were used for general corporate purposes, principally capital for the expansion of the business.

   Unsecured Note Offering

   In January 2001, we completed a private offering of $1 billion in aggregate principal amount of 8.70% Senior Notes due 2007. The net proceeds from the offering were used to refinance existing indebtedness consisting of term loans and revolving loans under the Corporate Credit Facility.

Contractual Cash Commitments

   The following table summarizes our contractual cash commitments at December 31, 2002:

                                         Less than    1 - 3       3 - 5     More than
                                          1 year      years       years      5 years
                                  Total   (2003)   (2004-2005) (2006-2007) (2008-2045)
In millions                      ------- --------- ----------- ----------- -----------
Long-term debt obligations/(1)/. $ 6,641   $ 14      $2,255      $2,172      $2,200
Capital lease obligations.......     519     43          91          66         319
Operating lease obligations/(2)/   1,428    166         298         225         739
Purchase obligations............   2,090    681         899         253         257
                                 -------   ----      ------      ------      ------
Total........................... $10,678   $904      $3,543      $2,716      $3,515
                                 =======   ====      ======      ======      ======

--------
/(1)/Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the GC Debtors may not be enforced. Therefore, the long-term debt obligations cash commitments shown above reflect cash commitments which will not occur in future periods. See "Plan of Reorganization" and "Accounting Impact of Reorganization" above in this
     Item 7 for further details in addition to the commitments table below which reflects the impact of our Plan of Reorganization.

/(2)/Under the Bankruptcy Code, we may assume or reject executory contracts, including lease obligations. The operating lease commitments shown do not reflect cash commitments for future periods relating to leases that we rejected in 2002. The 2002 lease rejections eliminated $398 million in future undiscounted operating lease cash commitments. In connection with our rejection of these operating leases during 2002, we recorded a subject to compromise liability totaling $66 million. The liability represents the maximum allowable damage recoverable by the affected landlords under the Bankruptcy Code. See "Plan of Reorganization" and "Accounting Impact of Reorganization" above in this Item 7 for further details, in addition to the commitments table below which reflects the impact of our Plan of Reorganization.

   The table below summarizes our contractual cash commitments at December 31, 2002, reflecting the impact of the Plan of Reorganization and our related bankruptcy proceedings:

                                         Less than    1 - 3       3 - 5     More than
                                          1 year      years       years      5 years
                                  Total   (2003)   (2004-2005) (2006-2007) (2008-2045)
In millions                       ------ --------- ----------- ----------- -----------
Long-term debt obligations /(1)/. $  200   $ --      $   --       $200       $   --
Capital lease obligations /(2)/..    473     38          81         55          299
Operating lease obligations /(2)/  1,428    166         298        225          739
Purchase obligations.............  2,090    681         899        253          257
                                  ------   ----      ------       ----       ------
Total............................ $4,191   $885      $1,278       $733       $1,295
                                  ======   ====      ======       ====       ======

--------
/(1)/The $6.641 billion of debt obligations included in "liabilities subject to compromise" in the accompanying December 31, 2002 consolidated balance sheet will be canceled in connection with our Plan of Reorganization. Upon emergence from bankruptcy, our wholly-owned subsidiary, GC North American Holdings, will issue $200 million in aggregate principal amount of 11% New Senior Secured Notes due 2006.

/(2)/We continued to reject executory contracts, including lease obligations, during 2003 within our rights under the Bankruptcy Code. The operating lease commitments shown do not reflect cash commitments for future periods relating to leases that we rejected in 2002 and 2003. The lease rejections in 2002 and 2003, in the aggregate, eliminated $411 million in future undiscounted operating lease cash commitments. In addition, we rejected a capital lease obligation that resulted in the elimination of $46 million in future undiscounted capital lease cash commitments. In connection with our rejection of both operating and capital leases during 2002 and 2003, we recorded a subject to compromise liability totaling $75 million of which $7 million is related to the rejected capital lease. This liability represents the maximum allowable damage recoverable by the affected landlords under the Bankruptcy Code. See the discussion under the captions "Plan of Reorganization" and "Accounting Impact of Reorganization" above in this
    Item 7 for further details.

Credit Risk

   We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our revenue in our carrier sales channel is generated from services to other carriers in the telecommunications industry. In 2002, our revenues from the carrier sales channel represented approximately 52% of our consolidated revenues.

Off-balance sheet arrangements

   GCHL and GCNA remained guarantors with respect to certain real estate lease agreements of GlobalCenter following the sale of GlobalCenter to Exodus in January 2001. The lease agreements related to administrative and technical facilities located throughout the United States, Europe, and the Asia/Pacific region. On an aggregated basis, the annual lease payments averaged approximately $70 million per year over the life of the leases. The remaining lease terms expired between 2002 and 2025. On September 26, 2001, Exodus filed for bankruptcy protection. In October 2001, Exodus executed an agreement with us that provided us with certain rights to direct the disposition of the applicable leasehold interests in Exodus' bankruptcy proceedings. This agreement, which was subject to the approval of the bankruptcy court overseeing Exodus' bankruptcy proceedings, would likely have substantially eliminated the risk of acceleration of payments due under these leases as long as obligations under the leases were satisfied by Exodus or us as they became due. In the fourth quarter of 2001 and continuing in January of 2002, prior to our bankruptcy filing, we remitted $6 million to various landlords relating to these leases and pursuant to the agreements. As part of our first day orders in bankruptcy on January 28, 2002, all of the guarantees of Exodus leases were rejected. The lease rejection claims of the applicable landlords (approximately $180 million) are unsecured claims in the Company's bankruptcy proceeding, which will be eliminated upon emergence from bankruptcy.

   We have certain letter of credit requirements of approximately $5 million as of December 31, 2002 relating to our workmen's compensation and employee liability insurance policies. In addition, certain real estate lease obligations require cash collateral to be converted to letters of credit upon the availability of financing. We intend to utilize a working capital facility to fulfill these requirements or to continue to collateralize these obligations with cash.

   From time to time, New GCL and certain of its wholly owned subsidiaries may enter into guarantees on behalf of other wholly owned subsidiaries.

Recently Issued Accounting Pronouncements

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"), which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity's statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both "unusual in nature" and "infrequent in occurrence" as prescribed under APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with respect to the rescission of SFAS No. 4 and for transactions occurring after May 15, 2002, with respect to provisions related to SFAS No. 13. We adopted this standard in the fourth quarter of 2002 and it did not have a material effect on our results of operations or our financial position. The statement of operations and cash flows for the year ended December 31, 2000 have been reclassified to reflect our adoption of SFAS No. 145 and, accordingly, the extraordinary loss on the extinguishment of debt has been reclassified to "other income" and the related taxes to "income tax expense".

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. We will apply the provisions of SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002.

   In November 2002, the EITF addressed the accounting for revenue arrangements with multiple deliverables in Issue 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 shall be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect EITF 00-21 to have a material effect on our results of operations or financial position.

   In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have not entered into arrangements or guarantees that meet the criteria of this interpretation and do not expect the adoption of this interpretation to have a material effect on our results of operations or financial position.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The provisions of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002 with respect to the amendments of SFAS No. 123 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with respect to the amendments of APB No. 28. We will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods.

   In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest:
(1) the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, (2) the obligation to absorb the expected losses of the entity if they occur and (3) the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not currently expect the adoption of FIN 46 to have a material impact on our financial statements.

   In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not currently expect the adoption of SFAS No. 149 to have a material impact on our financial statements.

   In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our financial statements.

Inflation

   We do not believe that our business is impacted by inflation to a significantly different extent than the general economy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   Our cash flows and earnings are subject to fluctuations resulting from changes in interest rates and changes in foreign currency exchange rates and we selectively use financial instruments to manage these risks. As the payment of principal and interest on the GC Debtors' pre-petition indebtedness is stayed under the Bankruptcy Code, there is no interest rate risk for our indebtedness at December 31, 2002, continuing through our emergence from bankruptcy. For post-emergence debt, our policy will be to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate based upon market conditions. Our objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flow associated with such changes.

Foreign Currency Risk

   We use foreign currency forward transactions to hedge exposure to foreign currency exchange rate fluctuations. The Euro and pound sterling were the principal currencies hedged by us in 2001 and 2000. Changes in the value of forward foreign exchange contracts, which are designated as hedges of foreign currency denominated assets and liabilities, are classified in the same manner as changes in the underlying assets and liabilities.

   For our subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying consolidated statements of operations. Our foreign exchange transaction gains (losses) for the years ended December 31, 2002, 2001 and 2000 were $26 million, $21 million and $(46) million, respectively.

   For our subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity. For the years ended December 31, 2002, 2001 and 2000, we incurred foreign currency translation losses of $65 million, $77 million and $138 million, respectively.

   We have not entered into, and do not intend to enter into, financial instruments for speculation or trading purposes. Additional information regarding financial instruments is contained in Notes 25, "Derivative Instruments and Hedging Activities," and 26, "Financial Instruments," to the consolidated financial statements included in this annual report on Form 10-K.

   We measure the market risk related to our holding of financial instruments based on changes in interest rates and foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10 percent change in interest and currency exchange rates. We used current market rates on debt and derivative portfolios to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10 percent change in interest rates or foreign currency exchange rates would not have a material impact on our fair values, cash flows or earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See the index included on page F-1 of this annual report on Form 10-K, "Index to Consolidated Financial Statements and Schedule."

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   In June 2002, our former independent auditor, Arthur Andersen, informed us and the audit committee of our board of directors that Arthur Andersen's conviction for obstruction of justice would effectively end the firm's audit practice and, as a result, Arthur Andersen expected that it would cease practicing before the SEC by August 31, 2002. Arthur Andersen ceased such practice and, as a result, became unable to perform the audit and provide an audit report with respect to our financial statements for the year ended December 31, 2001.

   Arthur Andersen's audit report on our financial statements for the 2000 fiscal year did not contain an adverse opinion or disclaimer of opinion nor were such financial statements qualified or modified as to uncertainty, audit scope or accounting principles. Except as set forth below, during our 2000 and 2001 fiscal years and the subsequent interim period through June 30, 2002, there was no disagreement between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

   In August 2001, we received a letter from Roy Olofson, who was at that time a vice president-finance of Global Crossing. Mr. Olofson's letter raised concerns about certain accounting and financial reporting matters. We first disclosed to Arthur Andersen the existence of Mr. Olofson's letter on January 28, 2002 and provided a copy of the letter to Arthur Andersen on January 29, 2002. Shortly thereafter, Arthur Andersen informed the audit committee that Mr. Olofson's letter contained allegations that, in its view, indicated that an illegal act may have occurred. At the request of the Audit Committee and Arthur Andersen, we formed a special committee of independent directors to investigate the matter. Arthur Andersen informed us that they would not issue an audit report for the year ended December 31, 2001 pending the completion of the investigation of the special committee. In April, 2002, the board of directors appointed three independent members to fill vacancies on the board and the special committee that occurred shortly after the commencement of the bankruptcy cases. Since that time, these three directors have constituted the special committee. In its investigation, the special committee reviewed 16 of 36 concurrent transactions entered into by us between the fourth quarter of 2000 and the third quarter of 2001 (the "Core Transactions"). The Core Transactions represented the majority of the value of the concurrent transactions entered into by us during that time frame.

   In addition to addressing the substance of Mr. Olofson's allegations, the committee also reviewed the circumstances surrounding our retention of our outside counsel, Simpson Thacher & Bartlett LLP, for the purpose of inquiring into the allegations and Simpson Thacher's performance pursuant to our retention.

   The special committee completed its investigation after a year-long inquiry and filed its report with the Bankruptcy Court on March 10, 2003 pursuant to an order of the court. The special committee's complete report is available through the Bankruptcy Court. The special committee summarized its findings and conclusions, in part, as follows: (1) each of the Core Transactions had a legitimate business purpose at the time it was entered into and each was subjected to a process of internal corporate review and approval (albeit one not always rigorously applied); (2) our sharply increased reliance on concurrent transactions in the first and second quarters of 2001, when reviewed in retrospect, was not a prudent or financially sound business decision; (3) neither we nor Simpson Thacher intended to conceal or suppress the former employee's allegations, although Simpson Thacher did not adequately investigate or respond to the allegations and did not adequately discharge its professional obligations to us; (4) we relied in good faith on advice received from Arthur Andersen in accounting for the concurrent transactions; and (5) we relied in good faith on advice received from Simpson Thacher and Arthur Andersen in our public disclosures regarding the concurrent transactions. Investigations into Mr. Olofson's allegations and related matters by the Los Angeles office of the SEC and other governmental authorities are ongoing. See "Legal Proceedings" in
Item 3 above.

   On October 21, 2002, we announced that we would restate certain financial statements contained in filings previously made with the SEC. Our restated financial statements record our concurrent transactions with our carrier customers involving leases of telecommunications capacity at historical carryover basis, based on guidance provided by an exception contained in Accounting Principles Board Opinion No. 29 ("APB No. 29") for exchanges of similar productive assets, resulting in no recognition of revenue for such exchanges. Relying in part on guidance provided by Arthur Andersen during the periods subject to restatement, we had previously recorded the exchanges at fair value following the general principle in APB No. 29, with the asset acquired being amortized over its estimated useful life and the revenue being deferred and amortized over the life of the contractual agreement to provide services. The SEC staff, however, has advised us that our previous accounting for the concurrent transactions did not comply with U.S. GAAP. We have concluded that our previously issued financial statements that are materially affected by the accounting for the concurrent transactions must be restated. The impact of this restatement is discussed below in Note 4 to our consolidated financial statements. Arthur Andersen has notified us that it does not agree with the SEC staff's interpretation of APB No. 29.

   On November 27, 2002, our court-appointed Examiner and our audit committee filed an application with the Bankruptcy Court to retain Grant Thornton as our independent auditors effective as of November 25, 2002. The Bankruptcy Court approved this application on December 11, 2002 and an engagement letter formalizing Grant Thornton's appointment was executed on January 8, 2003. The engagement of Grant Thornton was recommended and approved by our audit committee.

   Our audit committee has previously discussed with Arthur Andersen our delay in disclosing to Arthur Andersen the existence of Mr. Olofson's letter and the accounting issues associated with concurrent transactions involving telecommunications capacity and services. We have authorized Arthur Andersen to respond fully to the inquiries of Grant Thornton concerning these subjects.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the names, ages and positions of our directors and executive officers as of September 30, 2003. Additional biographical information concerning these individuals is provided in the text following the table.

Name                Age Position
----                --- --------
Jeremiah D. Lambert 69  Co-Chairman of the Board and Director
Myron E. Ullman III 56  Co-Chairman of the Board and Director
Lodwrick Cook       75  Deputy Chairman of the Board and Director
Alice T. Kane       55  Director
John J. Legere      45  Chief Executive Officer and Director
David Carey         50  Executive Vice President, Enterprise Sales
Anthony Christie    42  Senior Vice President, Offer and Product Management
Dan Enright         43  Executive Vice President, Operations
Edward T. Higase    37  Executive Vice President, Carrier Sales and Marketing
John B. McShane     41  Executive Vice President and General Counsel
Daniel P. O'Brien   49  Executive Vice President and Chief Financial Officer
Jose Antonio Rios   58  Chief Administrative Officer and President, International
Jerry Santos        60  Senior Vice President, Corporate Communications
Dan Wagner          38  Chief Information Officer
Gary Breauninger    36  Senior Vice President, Business Finance and Strategic Planning
Kirk Rossi          32  Senior Vice President, Financial and Treasury Operations

Directors of the Company

   Jeremiah D. Lambert--Mr. Lambert, co-chairman of the Board, chairs our audit committee and special committee on accounting matters, and also serves as a member of the compensation committee. A Global Crossing director since April 2002, Mr. Lambert served as chairman of the board of directors of Asia Global Crossing, from September 2002 through March 2003. Mr. Lambert is a nationally known lawyer whose practice has focused on corporate clients in regulated industries, including those in the electricity, natural gas and telecom sectors. Mr. Lambert served as a senior partner in Shook, Hardy & Bacon L.L.P., from December 1997 until April 2002, when he withdrew to join our board of directors. Prior to that date, Mr. Lambert was the co-founder and chair of Peabody, Lambert & Meyers, P.C., a law firm in Washington, D.C. Mr. Lambert began his legal practice at Cravath, Swaine & Moore in New York City and is a frequent lecturer and author on legal topics.

   Myron E. Ullman, III--Mr. Ullman, co-chairman of our board of directors, serves as a member of our compensation and audit committees, as well as the special committee on accounting matters. A Global Crossing director since April 2002, Mr. Ullman served on the board of directors of Asia Global Crossing from September 2002 through March 2003. Mr. Ullman, who has retired from full-time corporate activity, has extensive experience, both domestically and internationally, in corporations, government and academia. Mr. Ullman was directeur general, group managing director of Paris-based LVMH Moet Hennessy Louis Vuitton, a global company producing luxury products, from July 1999 until he retired in September 2001. Prior to this, Mr. Ullman held various senior executive positions with LVMH, including president of LVMH Selective Retail Group from 1998 until June 1999, and chairman and chief executive officer of DFS Group Limited from 1995 to 1998. From 1992 through 1994, Mr. Ullman was chairman and chief executive officer of R.H. Macy & Co., Inc., one of the largest retailers in the United States, after having served as executive vice president from 1989 through 1991. From 1986 to 1988, Mr. Ullman served as managing director and chief operating officer of Wharf (Holdings) Ltd., one of the largest diversified groups in Hong Kong. Mr. Ullman is currently a director of Starbucks Coffee Company, Taubman Centers (a real estate investment trust), DFS Group Limited (a retailer for international travelers) and Kendall Jackson Wineries. He also serves on numerous business, community and not-for-profit boards.

   Lodwrick Cook--Mr. Cook was the co-chairman of Global Crossing from January 1998 through January 2003, and continues to serve on our board of directors as deputy chairman. Mr. Cook also serves as vice chairman and managing director of Pacific Capital Group, which he joined in such capacity in September 1997. Pacific Capital played a principal role in the founding of Global Crossing and continues to invest in the real estate, financial services, media, health care, and telecommunication industries. Mr. Cook has served as a member of the Board of Directors of Litex, Inc., which is developing technologies to reduce vehicle exhaust emissions, since April 1997, becoming chairman in July 1998. He is also a director of Sabeus Photonics, Inc., a California privately-held company that engineers and manufactures fiber optic components. Prior to joining Global Crossing, Mr. Cook had a 39-year career at Atlantic Richfield Company (ARCO), the seventh largest U.S. oil company, culminating in his appointment as president and chief executive officer in October 1985 and chairman and chief executive officer in 1986. Upon his retirement from ARCO in June 1995, he became chairman emeritus. Mr. Cook's philanthropy has had a particular focus on education, youth and minority programs.

   Alice T. Kane--Ms. Kane, a Global Crossing director since April 2002, chairs our compensation committee and serves as a member of our audit committee and special committee on accounting matters. Ms. Kane became the chairperson of Blaylock Asset Management in September 2002 and had been providing consulting services for Blaylock & Partners, L.P., an investment banking firm providing underwriting, mergers and acquisitions, and research and trading services, since December 2001. Prior to that, Ms. Kane was the president of American General Fund Group and was chairperson of VALIC Group Annuity Funds with over $18 billion in assets under management. In June 1998, Ms. Kane joined American General Corporation as executive vice president of their investments advisory subsidiary, American General Investment Management L.P. Prior thereto, Ms. Kane served her entire financial services industry career at New York Life Insurance Company, which she joined in 1972. She served in several different roles at New York Life, including executive vice president in charge of asset management and executive vice president & general counsel. Ms. Kane is currently a director of Guess Inc., an apparel manufacturer, and Unified Financial Services, Inc., a financial services holding company.

   John J. Legere--Mr. Legere has been chief executive officer and a director of Global Crossing since October 2001. He served as president and chief executive officer of Asia Global Crossing from February 2000 until January 2002. Mr. Legere has two decades of experience in the telecommunications industry. Prior to joining Asia Global Crossing, he was senior vice president of Dell Computer Corporation and president for Dell's operations in Europe, the Middle East and Africa from July 1999 until February 2000, and president, Asia-Pacific for Dell from June 1998 until June 1999. From April 1994 to November 1997, Mr. Legere was president and chief executive officer of AT&T Asia/Pacific and spent time also as head of AT&T Global Strategy and Business Development. From 1997 to 1998, he was president of worldwide outsourcing of AT&T Solutions.

Other Executive Officers of the Company

   David R. Carey--Mr. Carey was named executive vice president, strategy and corporate development of Global Crossing in November 2003. From March 2002 through November 2003, Mr. Carey served as executive vice president, enterprise sales, where he was responsible for overseeing all sales and marketing activities relating to our enterprise customers. From September 1999 through March 2002, Mr. Carey served in numerous capacities at Global Crossing, including senior vice president-operations planning from January 2002 through March 2002; senior vice president-network planning and development, from December 2000 through January 2002; senior vice president-business and network development from January 2000 through December 2000; and senior vice president-business development from September 1999 through January 2000. Before joining Global Crossing, Mr. Carey served as senior vice president, marketing and chief marketing officer for Frontier Corporation's business lines from October 1997 through September 1999. Prior to that, Mr. Carey spent seven years in the energy industry, serving as president & chief executive officer of LG&E Natural Inc., a subsidiary of LG&E Energy Corp. based in Louisville, Kentucky. Mr. Carey began his career with AT&T. During his 15 years there, he held a wide range of executive positions in marketing, sales, operations and personnel.

   Anthony Christie--Mr. Christie was named executive vice president and chief marketing officer of Global Crossing in November 2003. From February 2002 through November 2003, Mr. Christie served as senior vice president, global product management, having previously served as senior vice president, business integration and strategic planning from November 2001. Mr. Christie is accountable for global product strategy development, deployment, marketing, profit and loss for all wholesale and retail products for the Company. Prior to joining Global Crossing, Mr. Christie was vice president, business development and strategic planning for Asia Global Crossing from March 2000 through October 2001. In this position, Mr. Christie was accountable for all business and corporate development, joint venture and M&A activities, as well as overall strategic planning for the company. Prior to joining Asia Global Crossing, Mr. Christie was general manager and network vice president at AT&T Solutions in New York City from November 1999 through March 2000, having also held the position of Global Sales and Operations vice president in AT&T's outsourcing division from June 1998 through November 1999. From June 1997 through June 1998, Mr. Christie was a Sloan Fellow at MIT. Prior thereto, Mr. Christie held positions in AT&T's International Operations Division that included an assignment as the regional managing director for the Consumer Markets Division in Asia.

   Dan Enright--Mr. Enright was named executive vice president, operations in June 2003. In this role, Mr. Enright is responsible for our network architecture, planning and engineering, customer operations, network operations and field operations. Mr. Enright is also responsible for managing our network capital, operating expenses and third party maintenance expenses. Mr. Enright has held other positions at Global Crossing, including senior vice president--global network engineering and operations from March 2002 through June 2003; vice president--global service operations from June 2001 through March 2002; vice president North America engineering and field operations from July 2000 through June 2001; and vice president--North America network and field operations from April 1999 through July 2000. Mr. Enright joined Global Crossing in 1999 from Frontier Communications Services, where he had served since October 1996 as vice president for network operations and service provisioning. In that role, he led the network operations and service provisioning team during the construction of Frontier's nationwide fiber-optic network. Prior to Frontier, Mr. Enright held various engineering and operations positions at Highland Telephone and Rochester Telephone.

   Edward T. Higase--Mr. Higase has been executive vice president, carrier sales and marketing of Global Crossing since January 2002. Mr. Higase is responsible for overseeing all sales activities related to our carrier, ISP, and ASP customers worldwide. Mr. Higase previously served as president, carrier services for Asia Global Crossing, from August 2000 to December 2001. Prior to Asia Global Crossing, Mr. Higase was corporate director and general manager from November 1999 to August 2000 of the medium-size business Corporate Accounts Division for Dell Computer Corporation in Japan. Prior to this assignment, he served as corporate director, Dell Online for Asia Pacific from August 1998 to November 1999, where he led the growth of Internet-based transactions in the Asia Pacific Region. Mr. Higase began his career with AT&T in Japan. During his nine years with the company, he held a wide range of senior and executive positions in marketing, sales, and business management across AT&T's business markets division, consumer markets division, outsourcing unit, and the international business unit.

   John B. McShane--Mr. McShane was named executive vice president and general counsel of Global Crossing in March 2002. Mr. McShane oversees and manages all of our legal matters. Prior to his appointment as general counsel, Mr. McShane joined Global Crossing in February 1999 as our European assistant general counsel where he led the negotiations of network infrastructure agreements for the build-out of the PEC network. As assistant general counsel he also had responsibility for the oversight of worldwide sales and telecommunications network outsourcing transactions for Global Crossing's Solutions business unit and of major vendor supply agreements. Prior to joining Global Crossing, Mr. McShane spent twelve years at several international law firms, including positions as an associate at Simpson Thacher & Bartlett from 1987 through 1996 and as senior counsel at Shearman and Sterling, Cadwalader, Wickersham & Taft, and Brown & Wood, where his main focus was on representing major commercial banks, financial institutions and corporations in connection with a broad range of their corporate, commercial and financing activities.

   Daniel P. O'Brien--Mr. O'Brien joined Global Crossing in May 2003 as executive vice president and chief financial officer. Mr. O'Brien previously served as the chief financial officer of Genuity Corporation from June 2000 through February 2003, where he facilitated the company's sale to Level 3 Communications. Prior to his tenure at Genuity, he spent 17 years in various roles at GTE Corporation. From May 1998 to June 2000 Mr. O'Brien was GTE's executive vice president and chief financial officer. In that capacity, Mr. O'Brien was centrally involved in the strategic evaluations and the integration and structuring activities leading to the merger of GTE and Bell Atlantic, which formed Verizon. Before joining GTE in a corporate capacity, Mr. O'Brien held several positions with the Electrical Products Group of GTE, including vice president and controller of GTE European Lighting in Geneva, Switzerland. He also served in various financial and management capacities within the manufacturing and chemical industries.

   Jose Antonio Rios--Mr. Rios was named chief administrative officer of Global Crossing in November 2002. Mr. Rios has also served as president of Global Crossing International since May 2001 and as chairman of the board of Global Marine since September 2002 Mr. Rios has more than 20 years of experience managing a wide range of companies in the technology and media sectors. Prior to joining Global Crossing in February 2001 as president Latin America and corporate senior vice president, Mr. Rios served as president and CEO of Telefonica Media from June 1999 through August 2000 and president of Atento Worldwide from July 2000 through June 2002. Earlier in his career, Mr. Rios was the founding president and chief executive officer of Galaxy Latin America (subsequently named DIRECTV(TM) Latin America), where he was responsible for the planning, development, and launch of DIRECTV(TM), a division of Hughes Electronics. During his four-year tenure, he was a vice president of Hughes Electronics and a member of its management committee. Mr. Rios previously served as the first chief operating officer and corporate vice president of the Cisneros Group of Companies. He was also a founding member of its worldwide executive committee. During his 13-year tenure with the Cisneros Group, Mr. Rios held a succession of increasingly responsible positions, including tenure as a board member or president in over 60 Cisneros companies worldwide. From 2000 to 2002, Mr. Rios served as chairman of the supervisory board of Endemol Entertainment, Europe's premier independent TV production company based in Holland and with operations in 28 countries around the world. He also serves on the board of directors of Claxson Interactive Group Inc. and is an active national board member of Operation Smile, a philanthropic organization that provides global medical assistance to children born with facial deformities. In addition, Mr. Rios serves as a board member of the Inter-American Dialogue's Latin America Advisor.

   Jerry Santos--Mr.Santos was named senior vice president, corporate communications of Global Crossing, in October 2001. He manages all aspects of external and internal communications efforts including public relations, marketing communications, employee communications, advertising and branding. Prior to joining Global Crossing, Mr. Santos was vice president of worldwide public relations and communications with Concert Communications from July 1999 through June 2001. Prior to his role at Concert, Mr. Santos held several senior leadership positions in the communications organization within AT&T, most recently as vice president, global communications for AT&T Asia/Pacific from September 1996 through July 1999.

   Dan Wagner--Mr. Wagner was named chief information officer and senior vice president--business information of Global Crossing in March 2002. Mr. Wagner oversees our global information technology function, including operations, telecommunications, development, security, and technology integration. In addition to his corporate responsibilities, Mr. Wagner has served on the board of directors of Global Marine since February 2002. Mr. Wagner has also served as president of Global Crossing Europe from October 2001 through March 2002 and managing director of Global Crossing UK from January 2001 through October 2001. Mr. Wagner served Global Crossing as vice president of business integration for North America following its acquisition of Frontier Communications. While at Frontier, between June 1999 and July 2000, he held several other key management positions, including senior director of finance and integration, and vice president of service delivery. Before joining Frontier in 1994, Mr. Wagner was a management consultant for Andersen Consulting and his own independent firm for several years.

   Gary Breauninger--Mr. Breauninger was named senior vice president, business finance and strategic planning of Global Crossing in October of 2002. He manages our business finance, decision support, pricing, and business planning. From March 2002 through October 2002, Mr. Breauninger served as vice president financial planning, having previously served as vice president offer and product management finance since March 2000. Before joining Global Crossing, Mr. Breauninger was a senior director in finance at AT&T. He served in many senior roles at AT&T for more than 9 years including sales, sales support, finance and product management.

   Kirk Rossi--Mr. Rossi was named senior vice president, financial and treasury operations of Global Crossing in October of 2002. Mr. Rossi is responsible for overseeing all worldwide accounting, consolidation, financial reporting, treasury, payroll and accounts payable operations. Most recently, Mr. Rossi served as vice president financial operations from April 2001 through October 2002 and prior to that served as director financial operations since joining Global Crossing in July 2000. Before joining Global Crossing, Mr. Rossi was a senior manager in the audit and business advisory services practice at Arthur Andersen LLP. He served many clients while at Arthur Andersen for almost nine years in the telecommunications, sports, gaming, manufacturing and biotech industries.

Directors of New GCL

   Upon our emergence from bankruptcy, the current members of our board of directors will resign, and new directors will be appointed to the New GCL board of directors in accordance with New GCL's amended and restated bye-laws and the Plan of Reorganization. If New GCL's common stock is accepted for quotation on the Nasdaq National Market, the composition of its board of directors will need to satisfy Nasdaq requirements, subject to any applicable exemptions, including exemptions applicable to companies in respect of which more than 50% of the voting power is held by another entity. We believe that the initial board of New GCL will satisfy applicable Nasdaq requirements.

   New GCL's board will consist of ten members. Eight members will be nominated by ST Telemedia, including the chairman of the board and the chairman of all significant board committees. The remaining two members will be nominated by the Creditors Committee in our bankruptcy proceedings. The directors designated by ST Telemedia will have terms of three years (which can be renewed) unless earlier removed by ST Telemedia. The directors nominated by the Creditors Committee will serve as directors until the second anniversary of our emergence from bankruptcy and will thereafter have one-year terms. ST Telemedia will agree to vote for the designees of the Creditors Committee who satisfy the "independent" director requirements of the New York Stock Exchange. If ST Telemedia acquires 50% or more of the New GCL Common Stock outstanding at the time of our emergence from bankruptcy that is owned by persons other than ST Telemedia, through purchases in the open market, the Creditors Committee will be entitled to nominate only one member to the board. At 75% or more of such ownership (through purchases in the open market) by ST Telemedia, the Creditors Committee will not be entitled to nominate any board members.

   The New GCL Board of Directors is expected to designate the following board committees: an Audit Committee, a Government Security Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and an Executive Committee. The initial members of the Government Security Committee will be E.C. "Pete" Aldridge, Jr., Donald L. Cromer, Archie Clemins and Richard R. Erkeneff. The members of the other Board committees will be determined by the New GCL Board.

   We have been informed by ST Telemedia and the Creditors Committee that the following individuals are expected to be appointed to the New GCL board at the time of or shortly after our emergence from bankruptcy:

   E.C. "Pete" Aldridge, Jr.--Mr. Aldridge, age 65, currently serves on the boards of Lockheed Martin Corporation and Alion Science and Technology Corporation. From May 2001 until May 2003, Mr. Aldridge served as Under Secretary of Defense for Acquisition, Technology, and Logistics. In this position, he was responsible for all matters relating to U.S. Department of Defense acquisition, research and development, advanced technology, international programs, and the industrial base. Prior to this appointment, Mr. Aldridge served as chief executive officer of the Aerospace Corporation from March 1992 through May 2001; president of McDonnell Douglas Electronic Systems from December 1988 through March 1992; and Secretary of the Air Force from June 1986 through December 1998. Mr. Aldridge has also held numerous other senior positions within the Department of Defense.

   Donald L. Cromer--Mr. Cromer, age 67, currently acts as a consultant to the U.S. Department of Defense, the United States Air Force and the following companies: The Boeing Company, Booz Allen Hamilton Inc. (a strategy and technology consulting firm) and the Institute for Defense Analysis. He is a trustee of the Aerospace Corporation and a board member of Draper Laboratory, Inc. (a not-for-profit laboratory for applied research, engineering development, education, and technology transfer). He also serves on the boards of the following private companies: Universal Space Network, Vadium, Inc., and Innovative Intelcom Industries. He is also affiliated with the California Space Authority and serves as a member of Aeronautics and Space Engineering Board of the National Research Council. General Cromer's military career in the Air Force spanned 32 years. He retired in 1991 as the Commander of Space Division, Los Angeles, CA (the satellite, missile and launch vehicle acquisition center for the Air Force). Subsequent to his retirement, he joined Hughes Space and Communications Company and served as president from 1993 to 1998.

   Archie Clemins--Mr. Clemins, age 59, has been, since January 2003, the owner and president of Caribou Technologies, Inc., and, since November 2001, co-owner of TableRock International LLC, both international consulting firms, and concentrates on the transition of commercial technology to the government sectors, both in the United States and Asia. In addition to serving on the boards of other technology corporations, including Extended Systems, Mr. Clemins is the vice chairman of Advanced Electron Beams, Inc., which focuses on low energy electron beam technology, and vice chairman of Positron Systems, Inc., a company whose intellectual property determines the fatigue levels of metals. As an officer of the United States Navy from 1966 through December 1999, Mr. Clemins' active duty service included tours on several attack submarines and command of the USS Pogy. Promoted to Flag (General Officer) rank in 1991, he had five follow-on assignments, including Commander, Pacific Fleet Training Command in San Diego, California and Commander, Seventh Fleet, headquartered in Yokosuka, Japan, which he assumed in November, 1996. Mr. Clemins concluded his military career in Hawaii as an Admiral and the 28th Commander of the U. S. Pacific Fleet.

   Richard R. Erkeneff--Mr. Erkeneff, age 68, was, from October 1995 until August 2003, president and chief executive officer of United Industrial Corporation ("UIC"), a company focused on the design and production of defense, training, transportation and energy systems. Mr. Erkeneff has also served as a director of UIC since October 1995. In addition, Mr. Erkeneff was chief executive officer of AAI Corporation ("AAI"), a wholly-owned subsidiary of United Industrial Corporation responsible for the design, manufacture, testing and support of advanced Tactical Unmanned Aerial Vehicles, from November 1993 until August 2003, and president of AAI from November 1993 to January 2003. Prior to joining AAI, Mr. Erkeneff held positions as senior vice president of the Aerospace Group at McDonnell Douglas Corporation, and president and executive vice president of McDonnell Douglas Electronics Systems Company. Mr. Erkeneff is currently a director of United Industrial Corp., a defense and energy company.

   Peter Seah Lim Huat--Mr. Seah, age 57, is president and chief executive officer of Singapore Technologies Pte Ltd ("ST") and also a member of its board of directors. Before joining ST in December 2001, he was a banker for the prior 33 years, retiring as vice chairman & chief executive officer of Overseas Union Bank in September 2001. Mr. Seah is chairman of SembCorp Industries and Singapore Technologies Engineering. Presently, he also sits on the boards of CapitaLand Limited, Chartered Semiconductor Manufacturing Ltd, StarHub Pte Ltd and ST Assembly Test Services in the ST Group. Mr. Seah also serves on the boards of the Government of Singapore Investment Corporation, EDB Investments Pte Ltd, PT Indonesian Satellite Corporation Tbk and Siam Commercial Bank Public Company Limited and is chairman of EDB Ventures. His other appointments include being a member of the Economic Review Committee's Sub-committee on Policies Related to Taxation, the CPF System, Wages and Land. He is also the vice president of the Singapore Chinese Chamber of Commerce & Industry and the honorary treasurer of Singapore Business Federation Council.

   Charles Macaluso--Mr. Macaluso, age 59, is a founding principal and the chief executive officer of Dorchester Capital Advisors (formerly East Ridge Consulting, Inc.), a management consulting and corporate advisory firm founded in 1996. From March 1996 to June 1998, Mr. Macaluso was a partner at Miller Associates, Inc., a company principally involved in corporate workouts. From 1989 to 1996, Mr. Macaluso was a partner at The Airlie Group, LLP, a fund specializing in leveraged buyout, mezzanine and equity investments. Mr. Macaluso currently serves as chairman of the board for Crescent Public Telephone, Inc. and Prime Succession, Inc. He also serves on the boards of directors of Lazy Days Recreational Vehicles, Inc. and Darling International.

   Michael Rescoe--Mr. Rescoe, age 51, is executive vice president and chief financial officer of the Tennessee Valley Authority (the "TVA"), a federal corporation that is the nation's largest public power provider. Before joining the TVA in July 2003, Mr. Rescoe was chief financial officer of 3Com Corporation, a global technology manufacturing company specializing in Internet connection technology for both voice and data applications, from April 2000 through June 2002. During 1999 and 2000, Mr. Rescoe was associated with Forstman Little, an investment banking firm. Prior thereto, Mr. Rescoe was chief financial officer of PG&E Corporation, a power and natural gas energy holding company, since September 1997. For over a decade prior to that Mr. Rescoe was a senior investment banker with Kidder, Peabody and Bear Stearns specializing in strategy and structured financing.

   Robert J. Sachs--Mr. Sachs, age 52, is president and chief executive officer of the National Cable & Telecommunications Association (NCTA), the principal trade association of the Cable Industry in the United States, representing cable television operators, program services, and equipment and service providers. From January 1998 until taking the helm of the NCTA in August 1999, Mr. Sachs had been a principal of Continental Consulting Group, LLC, a consulting firm serving the cable television industry. Prior to co-founding Continental Consulting Group, Mr. Sachs served as senior vice president of corporate and legal affairs for Continental Cablevision, Inc. and its successor, MediaOne.

   Lee Theng Kiat--Mr. Lee, age 50, has been president and chief executive officer of ST Telemedia since 1994. He joined Singapore Technologies Pte. Ltd. ("ST") in 1985 and has held various senior ST positions including directorships in Legal and Strategic Business Development. In 1993, following ST's decision to enter the telecommunications sector, Mr. Lee spearheaded the creation of ST Telemedia as a new business area for ST. Mr. Lee, a lawyer by training, began his career as an officer of the Singapore Legal Service, remaining with that entity for more than eight years. Mr. Lee also serves on the boards of the PT Indonesian Satellite Corporation Tbk and Equinix, Inc.

   Lodewijk Christiaan van Wachem--Mr. Van Wachem, age 72, is currently chairman of the supervisory board of Royal Philips Electronics N.V., chairman of the board of directors of Zurich Financial Services, and a member of the board of directors of ATCO (Canada) Ltd. and of the executive board of Rand Europe. He became a director of Royal Dutch Shell Group in 1977, president in 1982 and chairman of the committee of managing directors in 1985. He served in that capacity until 1992, when he was appointed chairman of the supervisory board of the Royal Dutch Petroleum Company, a position he held through July 2002. Until 2002 he also served on the supervisory boards of Akzo Nobel, BMW and Bayer as well as on the board of directors of International Business Machines Corp.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any person who owns more than 10% of our common stock, whom we refer to collectively as the "Reporting Persons," to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of our common stock. Under Securities and Exchange Commission rules, we receive copies of all Section 16(a) forms that these Reporting Persons file. We have reviewed copies of these reports and written representations from the Reporting Persons. We believe all Reporting Persons complied with their Section 16(a) reporting obligations during 2002.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   The table below sets forth information concerning compensation paid to certain executive officers during the last three fiscal years.

                                      Annual Compensation                        Long-Term Compensation
                             -------------------------------------   -----------------------------------------------
                                                                            Awards         Payouts
                                                                     --------------------- -------
                                                                                Securities
                                                                     Restricted underlying
  Name and principal                                Other annual       stock     options/   LTIP       All other
       position         Year  Salary  Bonus /(1)/ compensation /(2)/ award/(s)/    SARs    payouts compensation /(3)/
  ------------------    ---- -------- ----------  -----------------  ---------- ---------- ------- -----------------
John J. Legere,*....... 2002 $850,208 $3,940,000     $14,834,381         --            --    --              --
  Chief Executive       2001  704,545  6,910,168       6,572,670         --     5,000,000    --              --
  Officer               2000  439,423  1,000,000         915,228         --            --    --              --
Jose Antonio Rios,**... 2002  500,000  1,070,000       1,111,903         --            --    --              --
  Chief Administrative  2001  416,667         --         121,908         --     1,900,000    --              --
  Officer               2000       --         --              --         --            --    --              --
Carl Grivner,**........ 2002  502,046  1,271,000         288,898         --            --    --         $ 7,083
  Chief Operating       2001  500,000         --         158,990         --     1,050,000    --          12,350
  Officer               2000  231,818    500,000          37,214         --       500,000    --           3,645
Dan Cohrs,**........... 2002  500,000  1,070,000           3,229         --            --    --           8,000
  Chief Financial       2001  483,333         --         521,269         --       900,000    --          10,500
  Officer               2000  392,917    412,000          14,632         --       310,000    --              --
Joe Perrone,**......... 2002  450,000    963,000           2,507         --            --    --           3,188
  Executive Vice        2001  441,667         --           3,399         --       800,000    --              --
 President, Business    2000  251,538  2,900,000             646         --       630,000    --              --
 Performance

--------
* Mr. Legere was chief executive officer of Asia Global Crossing from February 2000 through January 2002, and has been Global Crossing's chief executive officer since October 2001. Compensation listed for Mr. Legere includes compensation with respect to his employment at both companies.
** Messrs. Rios, Grivner and Perrone commenced employment in March 2001, June
   2000 and May 2000, respectively. Messrs. Cohrs, Grivner and Perrone were officers of Global Crossing as of December 31, 2002 but are no longer employees as of the date of this filing.
(1)The amounts in this column generally represent corporate annual, quarterly and retention bonuses for executives. Mr. Legere's 2002 bonus includes three retention bonus payments of $800,000 each, as required by his "Bankruptcy Period Employment Agreement" (as defined below under "Employment Agreements and Other Arrangements"). Mr. Legere's 2001 bonus amount represents a signing bonus of $6,910,168 ($3,500,000 net of taxes). Mr. Perrone's 2000 bonus amount includes a $2,500,000 signing bonus. As described below under "Certain Relationships and Related Transactions--Transactions with Withit.com," $325,000 of Mr. Perrone's 2002 bonuses was withheld by the Company.
(2)The amounts in this column include loan forgiveness for Mr. Legere of $5,000,000 in 2001 and $10,000,000 in 2002 as required by his "October 3,
   2001 Employment Agreement" (as defined below under "Employment Agreements and Other Arrangements"); for Mr. Rios of $1,000,000 in 2002; and for Mr. Cohrs of $250,000 in 2001. This column also includes tax payments and related tax gross up payments for Mr. Legere of $934,101 in 2001 and $4,786,293 in 2002 as required by his October 3, 2001 Employment Agreement; for Mr. Grivner of $22 in 2000, $221 in 2001 and $184,785 in 2002; for Mr.
   Cohrs of $254,306 in 2001; and for Mr. Perrone of $828 in 2002. Also included is the value of certain perquisites, including imputed interest in the amount of $802,307 in 2000, $587,934 in 2001 and $10,789 in 2002 for Mr.
   Legere; $121,083 in 2001 and $111,380 in 2002 for Mr. Rios; and $14,000 in
   2000 and $13,565 in 2001 for Mr. Cohrs. Also included for Mr. Grivner is an expatriate living allowance of $156,554 in 2001 and temporary personal living expenses of $100,884 in 2002.
(3)The amounts in this column include matching contributions under defined contribution plans in the amount of $3,645, $12,350, and $7,083 for Mr. Grivner in 2000, 2001 and 2002, respectively; $10,500 and $8,000 for Mr. Cohrs in 2001 and 2002, respectively; and $3,188 for Mr. Perrone in 2002.

Fiscal Year-End Option Values

   The table below sets forth information concerning the December 31, 2002 amounts of certain executive officers' unexercised GCL stock options. In light of our January 28, 2002 bankruptcy filing, we did not issue stock options during 2002 and none of the named executive officers exercised previously-granted stock options during 2002. All options in respect of GCL common stock will be canceled automatically upon consummation of our Plan of Reorganization.

                                                  Number of Securities     Value of Unexercised In-
                                                 Underlying Unexercised      The-Money Options at
                                                Options at Fiscal Year End      Fiscal Year End
                                                -------------------------  -------------------------
                                                 Number of     Number of    Number of    Number of
                                                Exercisable  Unexercisable Exercisable Unexercisable
                Name and Title                    Options       Options      Options      Options
                --------------                  -----------  ------------- ----------- -------------
John J. Legere,................................  3,333,333     1,666,667       --           --
 Chief Executive Officer

Jose Antonio Rios,.............................    816,666     1,083,334       --           --
 Chief Administrative Officer

Carl Grivner, *................................    683,332       866,668       --           --
 Chief Operating Officer

Dan J. Cohrs, *................................  1,494,176       703,334       --           --
 Chief Financial Officer

Joseph P. Perrone,*............................    728,332       701,668       --           --
 Executive Vice President, Business Performance

--------
* Messrs. Grivner, Cohrs and Perrone were officers of Global Crossing as of December 31, 2002 but are no longer employees as of the date of this filing.

Employment Agreements and Other Arrangements

   On February 12, 2000, John J. Legere was named chief executive officer of Asia Global Crossing. At that time, Mr. Legere and Asia Global Crossing entered into a three-year employment agreement pursuant to which Mr. Legere was entitled to receive a base salary of $500,000 and a guaranteed annual bonus of $500,000 in each of 2000 and 2001. Mr. Legere also received options to acquire
17.5 million shares of Asia Global Crossing common stock. In addition, Mr. Legere received a $15 million interest-free loan from Asia Global Crossing, repayable in full on January 31, 2004 or 30 days after a termination of his employment for cause, whichever was to occur first. However, $5 million of the loan was to be forgiven on each of the first three anniversaries of Mr. Legere's employment, so long as Mr Legere remained an employee of Asia Global Crossing on the applicable anniversary. Under the employment agreement, if Mr. Legere's employment were to be actually or constructively terminated by Asia Global Crossing for any reason other than for cause, the then outstanding balance of the loan was to be forgiven.

   On October 3, 2001, we hired Mr. Legere as our chief executive officer. Until Mr. Legere's employment with Asia Global Crossing terminated on January 11, 2002, Mr Legere also continued at the same time to serve as chief executive officer of Asia Global Crossing, then still our subsidiary. On the date of his hiring, Mr. Legere's employment agreement with Asia Global Crossing was effectively amended and restated in a new employment agreement among us, Asia Global Crossing and Mr. Legere (the "October 3, 2001 Employment Agreement"); provided that Asia Global Crossing's obligations under Mr. Legere's February 12, 2000 employment agreement technically continued, with any compensation paid under that agreement being offset against the employers' obligations under the October 3, 2001 Employment Agreement.

   The October 3, 2001 Employment Agreement provided for a three-year term and a base salary of $1.1 million, a target annual bonus of $1.375 million, a signing bonus in the net after-tax amount of $3.5 million, and

5 million options to purchase GCL common stock. The agreement also changed the terms applicable to the $10 million balance then outstanding on Mr. Legere's promissory note to Asia Global Crossing. Specifically, Global Crossing agreed to pay after-tax amounts sufficient to cover all taxes attributable to the forgiveness of Mr. Legere's loan. These tax-related payments in respect of the three $5 million installments were payable on January 1, 2002, October 1, 2002 and February 1, 2003, respectively. The tax-related payment in respect of the forgiveness of the first $5 million installment was made by the Company on or about January 1, 2002. This payment, in the amount of approximately $4.8 million, also included a tax gross-up in respect of interest imputed on Mr. Legere's loan in 2001. The $10 million loan balance was forgiven in full in connection with the termination of Mr. Legere's employment by Asia Global Crossing on January 11, 2002. No tax-related payment was ever made in respect of the forgiveness of the $10 million balance of Mr. Legere's loan.

   After the GC Debtors' January 28, 2002 bankruptcy filing, on April 8, 2002, the GC Debtors filed a motion to assume the October 31, 2001 Employment Agreement, subject to certain modifications, including a temporary voluntary 30% reduction in Mr. Legere's base salary. Mr. Legere's employment agreement was the subject of extensive negotiation and review by the creditors committee and the agent for the Bank Lenders. Numerous additional concessions were made by Mr. Legere in order to attain the approval of the creditors committee, including the tying of Mr. Legere's annual bonus opportunity to the attainment of specified corporate and individual performance goals subject to the approval of the creditors committee and the Bank Lenders, and the waiver of certain relocation expenses and certain additional severance, retention and other benefits, including the tax-related payments referenced above that would have totaled approximately $8.8 million in respect of the $10 million of Mr. Legere's loan forgiven on January 11, 2002. In light of these concessions, the agreement provided Mr. Legere with (1) a $3.2 million retention bonus payable in four equal installments on June 4, 2002, July 31, 2002, October 31, 2002 and January 31, 2003 and (2) the opportunity to earn a performance fee of up to $4 million based on the value to be received by the creditors of the Company in its chapter 11 reorganization (the "Contingent Performance Fee"). The Bankruptcy Court approved the assumption of the modified employment agreement (the "Bankruptcy Period Employment Agreement") on May 31, 2002. The $3.2 million retention bonus payments were made by the Company to Mr. Legere on the dates specified above; however, no Contingent Performance Fee will be paid to Mr. Legere if his proposed new employment agreement (described in the immediately succeeding paragraph) goes into effect upon consummation of the Plan of Reorganization.

   Upon our emergence from bankruptcy, we expect to enter into a new employment agreement with Mr. Legere (the "Emergence Employment Agreement"), the form of which has been approved by ST Telemedia. This agreement will supersede the Bankruptcy Period Employment Agreement, except with respect to certain rights Mr. Legere had under the latter agreement relating to indemnification, liability insurance and the resolution of disputes thereunder.

   The Emergence Employment Agreement: (1) provides Mr. Legere with an annual base salary of $1.1 million and a target annual bonus of $1.1 million; (2) entitles Mr. Legere to attend all meetings of New GCL's Board of Directors and to receive all materials provided to the members of the Board, subject to certain limited exceptions; (3) extends the term of the agreement through the fourth anniversary of the date on which the agreement becomes effective (the "Agreement Effective Date"); (4) entitles Mr. Legere to a $2.7 million bonus payable on the Agreement Effective Date but supersedes any rights he would otherwise have in respect of the Contingent Performance Fee; (5) entitles Mr. Legere to an initial grant of options to purchase not less than 0.69 percent of the fully diluted shares of New GCL Common Stock (including dilution due to conversion of preferred shares, with the aggregate number of fully diluted shares not to exceed 43,478,261), such options to vest in full upon termination of Mr. Legere's employment by the Company without "cause" or upon Mr. Legere's death, "disability" or resignation for "good reason" (as such quoted terms are defined in the agreement; such terms being collectively referred to as "Designated Terminations"); (6) provides for the payment of severance to Mr. Legere in the event of a Designated Termination in an amount ranging from one to three times the sum of Mr. Legere's base salary and target annual bonus, depending on the date of such termination, plus certain other benefits and payments; and (7) entitles Mr. Legere to reimbursement (on an after-tax basis) for certain excise taxes should they apply to payments made to Mr. Legere by the Company. The form of the Emergence Employment Agreement is filed as an exhibit to this annual report on Form 10-K.

   In connection with our emergence from bankruptcy, New GCL is expected to adopt the Global Crossing Limited Key Management Protection Plan. This plan will provide enhanced severance benefits for executive officers and certain other key employees of New GCL. With respect to each of John J. Legere and Jose Antonio Rios, who are the only executive officers named in the Summary Compensation Table above who are still employed by the Company, if his employment is terminated by us (other than for cause or by reason of death or disability), or he terminates employment for "good reason" (generally, an unfavorable change in employment status or compensation), the plan entitles him to receive (i) a lump sum payment equal to two times (three times in the case of Mr. Legere) the sum of his annual base salary plus guideline bonus opportunity (reduced by any cash severance benefit otherwise paid to the executive under any applicable severance plan or other severance arrangement),
(ii) a prorated annual target bonus for the year in which the termination occurs, (iii) continuation of his life and health insurance coverages for up to two years (three years in the case of Mr. Legere) and (iv) payment for outplacement services in an amount not to exceed 30% of his base salary.

Director Compensation

   Each of our directors who is not an employee of Global Crossing receives cash compensation of $5,000 for each in-person meeting of the board of directors attended and $2,500 for each telephonic meeting of the board of directors attended. Each such director also receives $2,500 for each in-person meeting of a board committee attended and $1,500 for each telephonic meeting of a board of directors committee attended. Each non-employee chairman or co-chairman of the board receives an annual retainer of $10,000, payable quarterly in advance. Each non-employee chairman of a board committee receives an annual retainer of $5,000, payable annually in advance. In addition, during the pendency of the investigation into certain accounting and related allegations by the special committee on accounting matters of our board of directors (see Item 3, "Legal Proceedings," above), the members of that committee received an hourly fee of $500 for certain activities relating to the committee's investigation that occurred outside of formal committee meetings, including time spent in interviews of current and former employees and directors and meetings with regulatory authorities.

   The New GCL Board will adopt its own compensation arrangements upon New GCL's emergence from bankruptcy.

Compensation Committee Interlocks and Insider Participation

   During the first quarter of 2002, the members of the compensation committee of our board of directors were Geoffrey Kent, Mark Attanasio and William Cohen. After these individuals resigned from our board of directors in connection with our bankruptcy filing, Alice Kane, Jeremiah D. Lambert and Myron E. Ullman, III were appointed as the members of our compensation committee in April 2002 and continue to serve in that capacity as of the date of filing of this annual report on Form 10-K. None of the individuals who served on our compensation committee at any time during 2002 had any relationship with us that requires disclosure in accordance with SEC rules.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of September 30, 2003, certain information regarding the beneficial ownership of GCL's common stock by (1) each person or entity who is known by us to beneficially own 5% or more of our voting common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation table above and (4) all of our directors and executive officers as a group. To our knowledge, each such shareholder has sole voting and investment power with respect to the shares shown, unless otherwise noted. For purposes of this table, an individual is deemed to have sole beneficial ownership of securities owned jointly with such individual's spouse. Amounts appearing in the table below include (1) all shares of common stock outstanding as of September 30, 2003 and (2) all shares of common stock issuable upon the exercise of options or warrants within 60 days of September 30, 2003. All shares of GCL common stock and all warrants and options in respect of such common stock will be canceled at the time our Plan of Reorganization becomes effective.

   Beneficial Ownership of Common Stock

                                                                  Shares        Shares
                                                  Number of     Subject to    Subject to   Percentage
                                                  Shares/(1)/   Options/(2)/ Warrants/(3)/  of Class
                                                ----------      -----------  ------------  ----------
Gary Winnick/(4)/.............................. 68,929,867              --    8,565,792       7.35%
GKW Unified Holdings, LLC/(4)/................. 63,408,375              --    2,515,788       6.77%
Lodwrick Cook..................................  2,500,264/(5)/  1,692,480      950,002          *
Alice Kane.....................................         --              --           --          *
Jeremiah Lambert...............................         --              --           --          *
John Legere....................................         --       5,000,000           --          *
Myron Ullman III...............................         --              --           --          *
Dan Cohrs......................................     60,647       1,747,550           --          *
Carl Grivner...................................        945         749,999           --          *
Joseph Perrone.................................         --       1,163,333           --          *
Jose Antonio Rios..............................    364,000       1,358,333           --          *
All directors and executive officers as a group
  (17 persons)**...............................  2,875,733       9,310,056      950,002       1.39%

--------
*  Percentage of shares beneficially owned does not exceed one percent.
** Excludes the shareholdings of Messrs. Cohrs, Grivner and Perrone, who are no
   longer executive officers of the Company.
1. As of September 30, 2003, 932,714,416 shares of common stock were issued and outstanding.
2. Represents stock options granted under our stock incentive plans.
3. Represents warrants providing for the immediate right to purchase shares of common stock at an exercise price of $9.50 per share.
4. Based on information provided by Form 13G/A-4, filed by such shareholders on February 14, 2003. Mr. Winnick's amounts include all shares and warrants owned by both Pacific Capital Group, Inc., a company wholly owned and controlled by Mr. Winnick, and GKW Unified Holdings, LLC ("GKW"), a limited liability company of which Mr. Winnick is a trustee of a trust that is a member-manager. Mr. Winnick has shared voting and dispositive power with respect to the shares and warrants held by GKW.
5. Includes 1,235,312 shares of common stock owned by the Cook Family Trust dated September 16, 1991, a trust formed for the benefit of Lodwrick Cook and members of his family. Mr. Cook is a trustee of the Trust and in such capacity shares investment and voting power over such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Since the beginning of 2001, we entered into the transactions described below with certain of our directors, executive officers and affiliates.

Transactions with Pacific Capital Group and its Affiliates

   Pacific Capital Group, Inc. ("PCG") is a merchant bank specializing in telecommunications, media and technology and has a substantial equity investment in GCL's common stock, before giving effect to the cancellation of GCL's equity securities upon our emergence from bankruptcy. PCG is controlled by Gary Winnick, former chairman of our board of directors from our inception through December 2002. In addition, Lodwrick Cook and some of our former officers and directors are or at one time were affiliated with PCG.

   In 1999, we entered into a lease with North Crescent Realty V, LLC ("North Crescent Realty"), which is managed by and affiliated with PCG, with respect to our then executive offices in Beverly Hills, California. We engaged an independent real estate consultant to review the terms of our occupancy of the building, and the consultant found the terms to be consistent with market terms and conditions and the product of an arm's length negotiation. During 2001, we made payments under this lease in the amount of approximately $333,000 per month. PCG subleased a portion of this space from us during 2001 at a cost of approximately $3.50 per square foot, which approximated our costs under the lease. The amount of space subleased from us started the year at approximately 2,700 square feet but decreased during the year until PCG vacated the premises by the end of the year. We relocated out of the Beverly Hills facility in March 2002. In connection with our bankruptcy proceedings, we rejected the Beverly Hills lease at that time, thereby terminating our obligations under the lease.

   PCG has fractional ownership interests in certain aircraft previously used by us. In 2002 PCG paid us $232,000 in reimbursement of an amount contractually due us after our use of such aircraft terminated. Prior to such termination, we reimbursed PCG for PCG's cost of maintaining these ownership interests such that PCG realized no profit from the relationship.

Financial Accommodations for Executive Officers

   In July 1998, one of our subsidiaries provided a $250,000 interest-free relocation loan to Dan J. Cohrs, an executive officer of Global Crossing until the time of his termination of employment in May 2003. We forgave this loan in full in December 2001.

   In November 2000, one of our subsidiaries loaned $8 million to Thomas J. Casey, then our chief executive officer and a director. The loan bore interest at the rate of 6.01% per annum and was secured by a second deed of trust on Mr. Casey's residence. The principal of and accrued interest on the loan were to be due in full in October 2005 or upon the earlier termination of Mr. Casey's employment for cause or due to his voluntary resignation. The loan was forgiven in full in connection with the replacement of Mr. Casey with John Legere as chief executive officer in October 2001.

   In February 2001, one of our subsidiaries made a $3 million interest-free loan to Jose Antonio Rios, one of our executive officers. The loan was forgivable in three equal installments on the first, second and third anniversaries of the date of grant, subject to Mr. Rios' continued employment with the Company. $1 million of this loan was forgiven by its terms in each of February 2002 and February 2003. A balance of $1 million remains outstanding on the date of this annual report on Form 10-K.

   In March 2001, one of our subsidiaries loaned $1.8 million to David Walsh, then one of our executive officers. The loan bore interest at the rate of 4.75% per annum and was secured by a second mortgage on his residence. The principal of and accrued interest on the loan were to be due in full in March 2002 or upon the earlier termination of Mr. Walsh's employment. Mr. Walsh repaid this loan in full after his employment was terminated in October 2001.

   In September 2001, one of our subsidiaries loaned $500,000 to a life insurance trust created by S. Wallace Dawson, Jr., then an executive officer of Global Crossing. The loan is repayable in full in September 2061 or, if earlier, upon the death of the last to survive of Mr. Dawson and his wife. This loan was used to purchase a joint variable life insurance policy with initial face value amount of approximately $7.9 million. The outstanding balance of the loan accrues interest at the rate of 5.49% per annum, payable upon maturity of the loan. The full $500,000 original principal amount plus accrued interest remains outstanding on the date of this annual report on Form 10-K.

   In April 2001, our compensation committee and board of directors approved a program (the "Program") under which financial accommodations could be made to our executive officers who were in danger of suffering forced sales of their GCL common stock at a time when the stock was trading at what appeared to be depressed levels. David Walsh and Lodwrick Cook are the only executives who participated in the Program.

   Pursuant to the Program, in August 2001 one of our subsidiaries provided approximately $1.4 million of cash collateral to secure an approximately $1.4 million margin loan balance in Mr. Walsh's commercial brokerage account, which loan was secured by 746,973 shares of GCL common stock owned by Mr. Walsh. Mr. Walsh agreed to cause our cash collateral to be returned by December 31, 2001, together with interest at the average rate of interest applicable to loans under our revolving credit facility. Mr. Walsh repaid the cash collateral to us, together with accrued interest, after his employment was terminated in October 2001.

   In April 2001, a $7.5 million guarantee was approved for Mr. Cook under the Program. Certain interim arrangements were put in place in which one of our subsidiaries effectively guaranteed up to $7.5 million of the obligations of Mr. Cook, his wife and a trust for the benefit of Mr. Cook and members of his family under an existing margin loan, with such guarantee being secured by certain cash and securities of the Company. In July 2001, these interim arrangements were replaced by a $7.5 million letter of credit issued under our then-existing revolving credit facility. This letter of credit supported a $7.5 million commercial bank loan that the Cooks used to refinance their margin loan in full. This bank loan was also secured by 2.5 million shares of GCL common stock pledged by the Cooks. At the time the letter of credit was issued, the Cooks entered into a reimbursement agreement providing for the reimbursement to us of any amounts drawn under the letter of credit, together with interest at the rate applicable to the Cooks' commercial bank loan or, if higher, the rate of interest applicable to letter of credit reimbursement obligations under our revolving credit facility. In July 2002, the bank loan matured and the Cooks failed to repay the loan. The lender then drew under the letter of credit. As of the date of this annual report on Form 10-K, no reimbursement payments have been made to us under the aforementioned reimbursement agreement. Pursuant to the Plan of Reorganization, our reimbursement claim will be transferred to the agent for the creditors under our revolving credit facility and any recoveries against the Cooks will be distributed to such creditors.

Transactions with Withit.com

   In June 2001, the Company entered into an agreement with Withit.com ("Withit"), a company owned and controlled by Joseph Perrone Jr., the son of Joseph P. Perrone, a former executive officer of Global Crossing. Pursuant to that agreement, we engaged Withit to perform certain integration, implementation and co-marketing services relating to a one-way IP-based voice extension product that we intended to market to the financial services industry. We paid Withit an initial installment of $250,000 and undertook to pay an equal amount upon its acceptance of the product in accordance with the terms of the agreement. We paid Withit a second $250,000 installment in December 2001 and also paid Withit $125,000 for out-of-pocket expenses incurred in purchasing certain equipment to be used in implementation of the new product and $115,000 for support and consulting services performed during the latter half of 2001. In total we paid Withit $740,000.

   Because of budgetary constraints and a change in product development strategy, among other factors, we did not implement or market the voice extension product that was the subject of the Withit agreement. The extent to which Withit in fact provided the deliverables that were contractual prerequisites for our second $250,000 payment in December 2001 is also an open question.

   Commencing in April 2002, an independent committee of our board of directors reviewed these matters with the support of outside counsel. The committee found that Mr. Perrone had influenced our decision to enter into the agreement with Withit in a manner the committee deemed inappropriate. At the independent committee's recommendation, the board of directors imposed a $325,000 monetary penalty on Mr. Perrone and reassigned him to other duties within Global Crossing. Although Mr. Perrone disagreed with the committee's findings, before he left our employ for other reasons he paid this amount in full by consenting to our withholding a portion of quarterly and annual cash bonus payments otherwise due him.

   Prior to the above-described relationship, Withit also subleased approximately 4,125 square feet of office space in Chicago from us from August 2000 through July 2002 at a monthly rent of approximately $4,500. In late 2001, Withit had fallen approximately $32,000 in arrears in its rental obligations under the sublease, although it paid all arrearages in full upon termination of the sublease in July 2002.

Relationships with Brownstein Hyatt & Farber, P.C.

   Norman Brownstein, a director of Global Crossing from May 2000 through November 2001, is chairman of the law firm of Brownstein Hyatt & Farber, P.C. During 2001, we paid approximately $1,445,000 to Brownstein Hyatt & Farber for legal and lobbying services. In addition, in his capacity as a consultant, in March 2001 Mr. Brownstein was issued options to purchase 100,000 shares of GCL common stock at an exercise price of $17.15 per share, such options vesting ratably on each of the first three anniversaries of the date of grant. In 2001, we also paid Brownstein Hyatt & Farber $156,000 for rent and shared office expenses in respect of approximately 2,300 square feet of office space in Washington, D.C. that we lease from that firm.

Relationship with Simpson Thacher & Bartlett LLP

   Simpson Thacher & Bartlett LLP ("Simpson Thacher") was our principal corporate counsel from our inception in 1997 through our bankruptcy filing in January 2002. D. Rhett Brandon, a Simpson Thacher partner, served as our acting vice president and general counsel from mid-September 2001 through February 2002, while remaining a partner of and receiving compensation from Simpson Thacher, which billed us fees that included Mr. Brandon's time charges, incurred at his usual hourly rate. We made aggregate payments of approximately $3.8 million and $17.1 million to Simpson Thacher for fees and disbursements in 2002 and 2001, respectively, including significant payments made within 90 days of the date on which the Company first filed for protection under the Bankruptcy Code. It is possible that a portion of those payments may be recoverable by the Company in an avoidance action under the Bankruptcy Code or otherwise. Pursuant to our Plan of Reorganization, our rights to pursue any such action will be transferred to a liquidating trust established for the benefit of our creditors, to whom any recovery will be distributed.

ITEM 14. CONTROLS AND PROCEDURES

   In connection with the completion of its audit of our consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended, Grant Thornton identified to our Audit Committee and management certain internal control deficiencies, including in the following areas: authorization, accounting for and disclosure of certain related party transactions; maintenance of documentation and recordkeeping for certain non-recurring, significant transactions; delays in filing reports with the SEC and staffing of personnel related to SEC reporting; deficiencies with respect to information system security; misapplication of U.S. GAAP, resulting in the restatements described in this annual report on Form 10-K; and manual invoicing inaccuracies in the billing departments of certain subsidiaries. Grant Thornton has advised the Audit Committee that they consider these internal control deficiencies to be "significant deficiencies" that, in the aggregate, constitute "material weaknesses" under standards established by the American Institute of Certified Public Accountants. Grant Thornton has further advised the Audit Committee that these internal control deficiencies do not affect Grant Thornton's unqualified report on our consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended.

   Management has carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). In connection with such evaluation, management has considered the internal control issues identified by Grant Thornton. Based upon management's evaluation, our chief executive officer and chief financial officer have concluded that disclosure controls and procedures were effective as of December 31, 2002 to provide reasonable assurance that information required to be disclosed by us in reports required to be filed or submitted under the Exchange Act is properly identified, recorded, processed, summarized and reported.

   Nonetheless, to address the continued effectiveness of our internal controls and disclosure controls and procedures on a go-forward basis, we:

  . consolidated all security functions under a central organization that reports directly to the Company's chief information officer and has responsibility for security architecture and operations, audit and compliance, and physical security;

  . implemented a series of billing improvements to substantially reduce the level of manual invoices;

  . will include in the charter of the Audit Committee of New GCL a requirement that the committee pre-approve any related party transactions over a specified dollar amount; and

  .   will centralize recordkeeping for significant, non-recurring transactions.

   In preparation for our emergence from bankruptcy, we have had discussions with the SEC with respect to reporting under the Exchange Act and the preparation of our consolidated financial statements. Within 15 days after emergence, we intend to file with the SEC quarterly reports on Form 10-Q for each of the first three quarters of 2003, as well as a current report on Form 8-K that will include a "fresh start" balance sheet establishing a fair value basis for the carrying value of the assets and liabilities of the reorganized company.

   We will continue to ensure the adequacy and professional training of our financial reporting staff. Upon emergence, we will continue to evaluate and implement procedures to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures.

   There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2002 that has materially affected, or that is likely to materially affect, our internal control over financial reporting.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

   1. Financial Statements-Included in Part II of this Form 10-K:

      Consolidated Balance Sheets as of December 31, 2002 and 2001.

      Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

      Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000.

      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

      Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000.

      Notes to Consolidated Financial Statements

   2. Financial Statement Schedules--Included in Part II of this Form 10-K:

      Schedule II--Valuation and Qualifying Accounts

   3. Exhibit Index:

Exhibit Number Exhibit
-------------- -------

     2.1       Agreement and Plan of Merger, dated as of March 16, 1999 (the "Frontier Merger
               Agreement"), among Global Crossing Ltd., Frontier Corporation and GCF Acquisition Corp.
               (incorporated by reference to Exhibit 2 to Global Crossing Ltd.'s Current Report on Form 8-K
               filed on March 19, 1999 (the "March 19, 1999 8-K")).+

     2.2       Consent and Amendment No. 1 to the Frontier Merger Agreement, dated as of May 16, 1999, among Global Crossing Ltd., GCF Acquisition Corp. and Frontier Corporation (incorporated by reference to Exhibit 2 to Global Crossing Ltd.'s Current Report on Form 8-K filed on May
               18, 1999 (the "May 18, 1999 8-K")).+

     2.3       Amendment No. 2 to the Frontier Merger Agreement, dated as of September 2, 1999, among
               Global Crossing Ltd., GCF Acquisition Corp. and Frontier Corporation (incorporated by reference to Exhibit 2 to Global Crossing Ltd.'s Current Report on Form 8-K filed on
               September 3, 1999 (the "September 3, 1999 8-K")).+

     2.4       Sale and Purchase Agreement, dated as of April 26, 1999, between Cable & Wireless plc and
               Global Crossing Ltd. (incorporated by reference to Exhibit 2.1 to Global Crossing Ltd.'s
               Current Report on Form 8-K filed on July 16, 1999 (the "July 16, 1999 8-K")).+

     2.5       Amendment to the Sale and Purchase Agreement, dated as of June 25, 1999, between Cable &
               Wireless plc and Global Crossing Ltd. (incorporated by reference to Exhibit 2.2 to the July 16,
               1999 8-K).+

     2.6       Sale Agreement, made on October 10, 1999, between Controls and Communications Limited,
               The Racal Corporation, Racal Electronics Plc and Global Crossing Ltd. (incorporated by reference to Exhibit 2.1 to Global Crossing Ltd.'s Current Report on Form 8-K filed on
               October 21, 1999 (the "October 21, 1999 8-K")).+

     2.7       Agreement and Plan of Merger, dated as of February 22, 2000, among Global Crossing Ltd.,
               Georgia Merger Sub Corporation, IPC Communications, Inc., IPC Information Systems, Inc.,
               Idaho Merger Sub Corporation and IXnet, Inc. (incorporated by reference to Exhibit 2.1 to
               Global Crossing Ltd.'s Current Report on Form 8-K filed on March 2, 2000 (the "March 2,
               2000 8-K")).+

Exhibit Number Exhibit
-------------- -------
      2.8      Stock Purchase Agreement, dated as of July 11, 2000, by and among Global Crossing Ltd.,
               Global Crossing North America, Inc. and Citizens Communications Company (incorporated by reference to Exhibit 2 to Global Crossing Ltd.'s Current Report on Form 8-K filed on July
               19, 2000).+

      2.9      Agreement and Plan of Merger among Exodus Communications, Inc., Einstein Acquisition
               Corp., Global Crossing GlobalCenter Holdings, Inc., GlobalCenter Holding Co., GlobalCenter
               Inc., and Global Crossing North America, Inc., dated as of September 28, 2000 (incorporated by reference to Global Crossing Ltd.'s Current Report on Form 8-K dated September 28,
               2000, filed on October 17, 2000).+

     2.10      Stock Purchase Agreement among Global Crossing Ltd., IXnet, Inc., International Exchange
               Networks, Ltd., and Asia Global Crossing Ltd. dated as of July 10, 2000 (incorporated by reference Exhibit 6 of Global Crossing Ltd.'s Schedule 13D, filed on July 19, 2001).+

     2.11      Stock Purchase Agreement among Global Crossing Ltd., Asia Global Crossing, Ltd., Global
               Crossing North America Holdings, Inc., Saturn Global Network Services Holdings Limited,
               IXnet Hong Kong Ltd., Asia Global Crossing (Singapore) PTE Ltd., GS Capital Partners
               2000, L.P., GS Capital Partners 2000 Offshore, L.P., GS Capital Partners 2000 GMBH & Co.
               Beteiligungs KG, Bridge Street Special Opportunities Fund 2000, L.P., GS Capital Partners
               2000 Employee Fund, L.P., Stone Street Fund 2000, L.P. and GS IPC Acquisition Corp., dated
               November 16, 2001 (filed herewith).+

     2.12      Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., Joint
               Provisional Liquidators of Global Crossing Ltd. and Global Crossing Holdings Ltd. (the
               "JPLs"), Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications
               Ltd., dated as of August 9, 2002 (filed herewith).

     2.13      Amendment No. 1 to Purchase Agreement to Purchase Agreement among Global Crossing
               Ltd., Global Crossing Holdings Ltd., the JPLs, Singapore Technologies Telemedia Pte Ltd,
               and Hutchison Telecommunications Ltd. dated as of December 20, 2002 (filed herewith).

     2.14      Amendment No. 2 to Purchase Agreement among Global Crossing Ltd., Global Crossing
               Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd, dated as of May 13,
               2003 (filed herewith).

     2.15      Amendment No. 3 to Purchase Agreement among Global Crossing Ltd., Global Crossing
               Holdings, Ltd. and Singapore Technologies Telemedia Pte Ltd dated as of October 13, 2003
               (filed herewith).

     2.16      Amendment No. 4 to Purchase Agreement among Global Crossing Ltd., Global Crossing
               Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd dated as of November
               14, 2003 (filed herewith).

     2.17      Amendment No. 5 to Purchase Agreement among Global Crossing Ltd., Global Crossing
               Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd dated as of December 3,
               2003 (filed herewith).

     2.18      Disclosure Statement, including Proposed Plan of Reorganization of Global Crossing Ltd.
               (incorporated by reference to Global Crossing Ltd.'s Current Report on Form 8-K dated
               October 21, 2002, filed on October 28, 2002).

     2.19      Confirmation Order, dated December 26, 2002, confirming Global Crossing Ltd.'s Joint Plan of Reorganization (incorporated by reference to Exhibit 99.2 to Global Crossing Ltd.'s
               Current Report on Form 8-K, filed on January 10, 2003).

      3.1      Memorandum of Association of Global Crossing Ltd. (incorporated by reference to Exhibit
               3.1 to Global Crossing Ltd.'s Registration Statement on Form S-1/A filed on July 2, 1998).+

      3.2      Certificate of Incorporation of Change of Name of Global Crossing Ltd. dated April 30, 1998
               (incorporated by reference to Exhibit 3.3 to Global Crossing Ltd's Registration Statement on
               Form S-1/A filed on July 23, 1998).+

Exhibit Number Exhibit
-------------- -------

      3.3      Memorandum of Increase of Share Capital of Global Crossing Ltd. dated July 9, 1998
               (incorporated by reference to Exhibit 3.4 to Global Crossing Ltd. Registration Statement on
               Form S-1/A filed on July 23, 1998).+

      3.4      Memorandum of Increase of Share Capital of Global Crossing Ltd. dated September 27, 1999
               (incorporated by reference to Exhibit 3.1 to Global Crossing Ltd.'s Quarterly Report on Form
               10-Q filed on November 15, 1999).+

      3.5      Bye-laws of Global Crossing Ltd. as in effect on October 14, 1999 (incorporated by reference to Exhibit 3.2 to Global Crossing Ltd.'s Quarterly Report on Form 10-Q filed on November
               15, 1999).+

      3.6      Amended and Restated Constitutional Documents of Global Crossing Limited (formerly GC
               Acquisition Ltd.) (filed herewith).

      3.7      Form of Amended and Restated Bye-Laws of Global Crossing Limited (formerly GC
               Acquisition Ltd.) (filed herewith).

      4.1      Form of stock certificate for common stock of Global Crossing Limited (formerly GC
               Acquisition Ltd.) (filed herewith).

      4.2      Form of Certificate of Designations of 2.0% Cumulative Senior Preferred Shares of Global
               Crossing Limited (formerly GC Acquisition Ltd.) (filed herewith).

      4.3      Form of Indenture among Global Crossing Limited, Global Crossing North American
               Holdings, Inc. ("GCNAH"), Certain Guarantors and Wells Fargo Bank relating to $200 million original principal amount of 11% Senior Secured Notes of GCNAH (filed herewith).

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

     10.1      1998 Global Crossing Ltd. Stock Incentive Plan as amended and restated as of May 1, 2000
               (incorporated by reference to Annex A to Global Crossing Ltd.'s definitive proxy statement on
               Schedule 14A filed on May 8, 2000).+*

     10.2      Form of Non-Qualified Stock Option Agreement of Global Crossing Ltd. as in effect on
               September 30, 1999 (incorporated by reference to Exhibit 10.2 to Global Crossings Ltd.'s
               Quarterly Report on Form 10-Q filed on November 15, 1999).+*

     10.3      Reimbursement Agreement dated July 26, 2001, between Global Crossing Holdings Ltd.,
               Lodwrick Cook, Carole Cook and the Cook Family Trust (filed herewith).+*

     10.4      Promissory note dated February 27, 2001 between Jose Antonio Rios and Global Crossing
               Development Co. (filed herewith).*

     10.5      Employment Agreement dated as of June 3, 2002 between John J. Legere and Global Crossing
               Ltd. (filed herewith).+*

     10.6      Form of Employment Agreement between John J. Legere and Global Crossing Limited
               (formerly GC Acquisition Ltd.) to be entered into in connection with the consummation of the
               Plan of Reorganization (filed herewith).*

     10.7      Form of Global Crossing Limited (formerly GC Acquisition Ltd.) Key Management
               Protection Plan to be adopted in connection with the consummation of the Plan of
               Reorganization (filed herewith).*

Exhibit Number Exhibit
-------------- -------

     10.8      Form of 2003 Global Crossing Limited (formerly GC Acquisition Ltd.) Stock Incentive Plan to be used after consummation of the Plan of Reorganization (filed herewith).*

     10.9      Form of Non-Qualified Stock Option Agreement applicable to executive officers of Global
               Crossing Limited (formerly GC Acquisition Ltd.) to be used after consummation of the Plan of Reorganization (filed herewith).*

    10.10      Form of Cooperation Agreement between Global Crossing Limited (formerly GC Acquisition
               Ltd.) and the individuals signatory thereto in their capacities as Estate Representative under the Plan of Reorganization and as, or on the behalf of, the Liquidating Trustee under a liquidating trust agreement (filed herewith).

    10.11      Form of Liquidating Trust Agreement among Global Crossing Ltd. and its debtor subsidiaries signatory thereto and the individuals signatory thereto in their capacity as the liquidating trustee (filed herewith).

    10.12      Form of Registration Rights Agreement between Global Crossing Limited (formerly GC
               Acquisition Ltd.) and Singapore Technologies Telemedia Pte Ltd (filed herewith).

    10.13      Network Security Agreement dated as of September 24, 2003, between Global Crossing Ltd.,
               Global Crossing Limited (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia
               Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department
               of Defense and the Department of Homeland Security (filed herewith).

    10.14      Settlement Agreement dated March 5, 2003 between Global Crossing Ltd. and Asia Global
               Crossing Ltd. (filed herewith).

     21.1      Subsidiaries of Global Crossing Limited (filed herewith).

     31.1      Certification by John J. Legere, Chief Executive Officer of Registrant pursuant to Rule 13a-
               14(a) of the Securities Exchange Act of 1934 (filed herewith).

     31.2      Certification by Daniel P. O'Brien, Chief Financial Officer of Registrant pursuant to Rule
               13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

     32.1      Certification by John J. Legere, Chief Executive Officer of Registrant, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     32.2      Certification by Daniel P. O'Brien, Chief Financial Officer of Registrant, pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               (filed herewith).

--------
+ Denotes constituent document, plan or agreement of Global Crossing Ltd. that is not being assumed by Global Crossing Limited (formerly GC Acquisition Ltd.) in connection with the consummation of the Plan of Reorganization.
*  Denotes management contract or compensatory plan, contract or arrangement.

   (b) Reports on Form 8-K.

      During the year ended December 31, 2002, the following reports on Form 8-K were filed by the Registrant:

      1. Current Report on Form 8-K dated January 28, 2002 (date of earliest event reported), filed on February 7, 2002, for the purpose of reporting, under Item 3, the Chapter 11 bankruptcy proceedings of Registrant.

      2. Current Report on Form 8-K dated April 12, 2002 (date of earliest event reported), filed on April 12, 2002, for the purpose of providing, under Items 7 and 9, the Monthly Operating Report of Registrant.

      3. Current Report on Form 8-K dated May 9, 2002 (date of earliest event reported), filed on May 9, 2002, for the purpose of providing, under Items 7 and 9, the Monthly Operating Report of Registrant.

      4. Current Report on Form 8-K dated June 7, 2002 (date of earliest event reported), filed on June 10, 2002, for the purpose of providing, under Items 7 and 9, the Monthly Operating Report of Registrant.

      5. Current Report on Form 8-K dated June 17, 2002 (date of earliest event reported), filed on June 21, 2002, for the purpose of providing, under Item 5, the bidding procedures for investment in the Registrant as proscribed by the Bankruptcy Court.

      6. Current Report on Form 8-K dated July 8, 2002 (date of earliest event reported), filed on July 18, 2002, for the purpose of providing, under Items 7 and 9, the Monthly Operating Report of Registrant.

      7. Current Report on Form 8-K dated August 9, 2002 (date of earliest event reported), filed on August 16, 2002, for the purpose of announcing, under Item 5, the signing of a definitive agreement under which Hutchison Telecommunications Limited, a wholly owned subsidiary of Hutchison Whampoa Limited, and Singapore Technologies Telemedia Pte. Ltd. would invest a total of $250 million for a 61.5 percent majority interest in Registrant on its emergence from bankruptcy.

      8. Current Report on Form 8-K dated October 21, 2002 (date of earliest event reported), filed on October 28, 2002, for the purpose of providing, under Item 3, the Registrant's Plan of Reorganization and Disclosure Statement.

(c) See Item 15(a)(3) above.

(d) See Item 15(a)(2) above.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                   Page
                                                                                                   -----
Report of Independent Certified Public Accountants: Grant Thornton LLP............................   F-2

Report of Independent Public Accountants: Arthur Andersen LLP.....................................   F-4

Consolidated Financial Statements as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002:

Consolidated Balance Sheets.......................................................................   F-5

Consolidated Statements of Operations.............................................................   F-6

Consolidated Statements of Shareholders' Equity (Deficit).........................................   F-7

Consolidated Statements of Cash Flows.............................................................   F-8

Consolidated Statements of Comprehensive Income (Loss)............................................   F-9

Notes to Consolidated Financial Statements........................................................  F-10

Schedule:
 Schedule II--Valuation and Qualifying Accounts................................................... F-101

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
GLOBAL CROSSING LTD.
   (in provisional liquidation in the Supreme Court of Bermuda)

   We have audited the accompanying consolidated balance sheets of Global Crossing Ltd. (in provisional liquidation in the Supreme Court of Bermuda) and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit), cash flows and comprehensive loss for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. The consolidated financial statements of the Company as of and for the year ended December 31, 2000 were audited by other auditors who have ceased operations. The other auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 14, 2001, prior to the restatements discussed in Note 4, "Restatement of Previously Issued Financial Statements," and Note 8, "Discontinued Operations and Dispositions".

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Crossing Ltd. (in provisional liquidation in the Supreme Court of Bermuda) and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

   As discussed above, the consolidated financial statements of the Company as of and for the year ended December 31, 2000 were audited by other auditors who have ceased operations. As described in Notes 4 and 8, these financial statements have been restated. We audited the adjustments described in Notes 4 and 8 that were applied to restate the Company's consolidated financial statements as of and for the year ended December 31, 2000. In our opinion, such adjustments have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the Company's consolidated financial statements as of and for the year ended December 31, 2000 other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2000 consolidated financial statements taken as a whole.

   We have also audited the financial statement schedule listed in the Index at
Item 15(a)(2) as of and for the years ended December 31, 2002 and 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

   As discussed in Note 2, "Reorganization and Delays in Reporting," Global Crossing Ltd. and certain of its subsidiaries have filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. Similarly, Global Crossing Ltd. and certain of its Bermuda subsidiaries commenced insolvency proceedings in the Supreme Court of Bermuda (the "Bermuda Court"). The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their net realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status or priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business. On December 26, 2002, the Bankruptcy Court entered an order confirming the Plan of Reorganization. Similarly, on January 3, 2003, the Bermuda Court sanctioned the Schemes (the Bermuda equivalent to confirmation). Under the Plan of Reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note 2.

                                          /s/ GRANT THORNTON LLP

New York, New York
September 10, 2003 (except as it relates to Notes 1, 2, 13--New Senior Secured Notes, 27 and 32, as to which the date is December 4, 2003)

 THIS IS A COPY OF AN ACCOUNTANT'S REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL
          REPORT ON FORM 10-K. THE 2000 FINANCIAL STATEMENTS REFERRED
TO IN THIS REPORT HAVE BEEN RESTATED SUBSEQUENT TO THE DATE OF THE REPORT (SEE
  NOTES 4 AND 8). THE RESTATEMENT ADJUSTMENTS HAVE BEEN REPORTED ON BY GRANT
                                 THORNTON LLP.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Crossing Ltd. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

                                          /s/ Arthur Andersen

                                          Arthur Andersen

Hamilton, Bermuda
February 14, 2001

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

                          CONSOLIDATED BALANCE SHEETS
             (in millions, except share and per share information)

                                                                                                     December 31,
                                                                                                  ------------------
                                                                                                    2002      2001
                                                                                                  --------  --------
ASSETS:
    Current assets:
       Cash and cash equivalents................................................................. $    423  $    607
       Restricted cash and cash equivalents......................................................      327       306
       Accounts receivable, net of allowances of $134 in 2002 and $128 in 2001...................      482       818
       Other current assets and prepaid costs....................................................      218       298
       Current assets of discontinued operations.................................................       --       616
                                                                                                  --------  --------
          Total current assets...................................................................    1,450     2,645
    Property and equipment, net..................................................................    1,059     1,000
    Investments in and advances to/from affiliates, net..........................................       53        70
    Other assets.................................................................................       73       254
    Non current assets of discontinued operations................................................       --       245
                                                                                                  --------  --------
          Total assets........................................................................... $  2,635  $  4,214
                                                                                                  ========  ========
LIABILITIES:
    Current liabilities not subject to compromise
          Accounts payable....................................................................... $    141  $    247
          Accrued construction costs.............................................................       38       476
          Accrued cost of access.................................................................      235       300
          Long-term debt in default..............................................................       --     6,589
          Other current liabilities..............................................................      898     1,842
          Current liabilities of discontinued operations.........................................       --       574
                                                                                                  --------  --------
             Total current liabilities...........................................................    1,312    10,028
    Deferred revenue.............................................................................    1,438     1,475
    Other deferred liabilities...................................................................      240       428
    Non current liabilities of discontinued operations...........................................       --     1,317
                                                                                                  --------  --------
    Total liabilities not subject to compromise..................................................    2,990    13,248
                                                                                                  --------  --------
    Liabilities subject to compromise............................................................    8,136        --
                                                                                                  --------  --------
                                                                                                    11,126    13,248
                                                                                                  --------  --------
MANDATORILY REDEEMABLE PREFERRED STOCK:
  10 1/2% Mandatorily Redeemable Preferred Stock, 5,262,500 shares issued and outstanding as of
   December 31, 2002 and 2001, $100 liquidation preference per share plus accumulated and unpaid
   dividends.....................................................................................      526       517
                                                                                                  --------  --------
CUMULATIVE CONVERTIBLE PREFERRED STOCK...........................................................    1,918     2,644
                                                                                                  --------  --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
    Common stock, 3,000,000,000 shares authorized, par value $.01 per share, 909,052,691 and
     890,417,743 shares issued and outstanding as of December 31, 2002 and 2001, respectively....        9         9
    Treasury stock, 22,033,758 shares............................................................     (209)     (209)
    Additional paid-in capital...................................................................   14,350    13,637
    Accumulated other comprehensive loss.........................................................     (344)     (237)
    Accumulated deficit..........................................................................  (24,741)  (25,395)
                                                                                                  --------  --------
                                                                                                   (10,935)  (12,195)
                                                                                                  --------  --------
          Total liabilities and shareholders' deficit............................................ $  2,635  $  4,214
                                                                                                  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (in millions, except share and per share information)

                                                                                       Years Ended December 31,
                                                                               ----------------------------------------
                                                                                   2002          2001      2000 Restated
                                                                               ------------  ------------  -------------
REVENUES...................................................................... $      3,116  $      3,659  $      3,505
OPERATING EXPENSES:
    Cost of access and maintenance............................................        2,205         2,152         1,791
    Other operating expenses..................................................        1,208         2,080         1,752
    Depreciation and amortization.............................................          137         1,548         1,280
    Asset impairment charges..................................................           --        17,181            --
    Restructuring charges.....................................................           --           410            --
                                                                               ------------  ------------  ------------
                                                                                      3,550        23,371         4,823
                                                                               ------------  ------------  ------------
OPERATING LOSS................................................................         (434)      (19,712)       (1,318)
OTHER INCOME (EXPENSE):
    Equity in income (loss) of affiliates, net................................            6           (94)          (45)
    Interest income...........................................................            2            21           103
    Interest expense..........................................................          (75)         (506)         (383)
    Loss from write-down and sale of investments, net.........................           --        (2,041)           --
    Gain from sale of subsidiary's common stock and related subsidiary
     stock sale transactions..................................................           --            --           303
    Other income (expense), net...............................................          198             7           (69)
                                                                               ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
 REORGANIZATION ITEMS AND INCOME TAXES........................................         (303)      (22,325)       (1,409)
REORGANIZATION ITEMS, NET.....................................................          (95)           --            --
                                                                               ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT
 (PROVISION) FOR INCOME TAXES.................................................         (398)      (22,325)       (1,409)
    Benefit (provision) for income taxes......................................          102         1,847          (376)
                                                                               ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS...............................................         (296)      (20,478)       (1,785)
    Income (loss) from discontinued operations, (net of provision for
     income taxes of $0, $496 and $669, respectively).........................          950        (1,916)       (1,008)
                                                                               ------------  ------------  ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES........................................................          654       (22,394)       (2,793)
    Cumulative effect of change in accounting principle, net of benefit for
     income taxes of $0, $0 and $5, respectively..............................           --            --            (9)
                                                                               ------------  ------------  ------------
NET INCOME (LOSS).............................................................          654       (22,394)       (2,802)
    Preferred stock dividends.................................................          (19)         (238)         (221)
    Charge for conversion and redemption of preferred stock...................           --            --           (92)
                                                                               ------------  ------------  ------------
INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS............................... $        635  $    (22,632) $     (3,115)
                                                                               ============  ============  ============
INCOME (LOSS) PER COMMON SHARE, basic and diluted:
    Loss from continuing operations applicable to common shareholders......... $      (0.35) $     (23.37) $      (2.49)
                                                                               ============  ============  ============
    Income (loss) from discontinued operations, net........................... $       1.05  $      (2.16) $      (1.19)
                                                                               ============  ============  ============
    Cumulative effect of changes in accounting principles, net................ $         --  $         --  $      (0.01)
                                                                               ============  ============  ============
    Income (loss) applicable to common shareholders........................... $       0.70  $     (25.53) $      (3.69)
                                                                               ============  ============  ============
    Shares used in computing basic and diluted income (loss) per share........  903,217,277   886,471,473   844,153,231
                                                                               ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    (in millions, except share information)

                                                                                                 Other
                                                                                             Shareholders'
                                                      Common Stock     Treasury Stock       Equity (Deficit)
                                                   ------------------ ----------------  -----------------------
                                                                                                    Accumulated
                                                                                        Additional     Other
                                                                                         Paid-in   Comprehensive Accumulated
                                                     Shares    Amount   Shares   Amount  Capital      (Loss)       Deficit
                                                   ----------- ------ ---------- ------ ---------- ------------- -----------
Balance at December 31, 1999...................... 799,137,142  $ 8   22,033,758 $(209)  $ 9,599       $ (20)     $   (199)
   Issuance of common stock from exercise of
    stock options.................................  14,936,578   --           --    --       102          --            --
   Income tax benefit from exercise of stock
    options.......................................          --   --           --    --         4          --            --
   Issuance of common stock to convert
    preferred stock...............................  12,363,489   --           --    --       445          --            --
   Issuance of common stock for cash..............  21,673,706   --           --    --       688          --            --
   Preferred stock dividends......................          --   --           --    --      (221)         --            --
   Shares issued in connection with IXnet/IPC
    acquisition...................................  58,228,358    1           --    --     3,189          --            --
   Amortization of compensation expense...........          --   --           --    --        44          --            --
   Unrealized gain on securities, net.............          --   --           --    --        --          76            --
   Foreign currency translation adjustment........          --   --           --    --        --        (138)           --
   Other..........................................          --   --           --    --        (2)         --            --
   Net loss (Restated)............................          --   --           --    --        --          --        (2,802)
                                                   -----------  ---   ---------- -----   -------       -----      --------
Balance at December 31, 2000...................... 906,339,273  $ 9   22,033,758 $(209)  $13,848       $ (82)     $ (3,001)
   Issuance of common stock from exercise of
    stock options.................................   5,401,476   --           --    --        20          --            --
   Reduction of tax benefit on future stock
    option exercises..............................          --   --           --    --       (33)         --            --
   Issuance of common stock to convert
    preferred stock...............................     710,752   --           --    --        27          --            --
   Preferred stock dividends......................          --   --           --    --      (238)         --            --
   Write-off unused share accrual.................          --   --           --    --         3          --            --
   Amortization of compensation expense...........          --   --           --    --        24          --            --
   Unrealized loss on securities, net.............          --   --           --    --        --         (78)           --
   Foreign currency translation adjustment........          --   --           --    --        --         (77)           --
   Other..........................................          --   --           --    --       (14)         --            --
   Net loss.......................................          --   --           --    --        --          --       (22,394)
                                                   -----------  ---   ---------- -----   -------       -----      --------
Balance at December 31, 2001...................... 912,451,501  $ 9   22,033,758 $(209)  $13,637       $(237)     $(25,395)
   Issuance of common stock to convert
    preferred stock...............................  18,634,948   --           --    --       797          --            --
   Preferred stock dividends......................          --   --           --    --       (19)         --            --
   Write-off preferred stock cost to liquidation
    value.........................................          --   --           --    --       (72)         --            --
   Write-off preferred stock issuance costs.......          --   --           --    --        (9)         --            --
   Foreign currency translation adjustment........          --   --           --    --        --         (65)           --
   Additional minimum pension liability...........          --   --           --    --        --         (42)           --
   Other..........................................          --   --           --    --        16          --            --
   Net income.....................................          --   --           --    --        --          --           654
                                                   -----------  ---   ---------- -----   -------       -----      --------
Balance at December 31, 2002...................... 931,086,449  $ 9   22,033,758 $(209)  $14,350       $(344)     $(24,741)
                                                   ===========  ===   ========== =====   =======       =====      ========




                                                       Total
                                                   Shareholders'
                                                      Equity
                                                     (Deficit)
                                                   -------------
Balance at December 31, 1999......................   $  9,179
   Issuance of common stock from exercise of
    stock options.................................        102
   Income tax benefit from exercise of stock
    options.......................................          4
   Issuance of common stock to convert
    preferred stock...............................        445
   Issuance of common stock for cash..............        688
   Preferred stock dividends......................       (221)
   Shares issued in connection with IXnet/IPC
    acquisition...................................      3,190
   Amortization of compensation expense...........         44
   Unrealized gain on securities, net.............         76
   Foreign currency translation adjustment........       (138)
   Other..........................................         (2)
   Net loss (Restated)............................     (2,802)
                                                     --------
Balance at December 31, 2000......................   $ 10,565
   Issuance of common stock from exercise of
    stock options.................................         20
   Reduction of tax benefit on future stock
    option exercises..............................        (33)
   Issuance of common stock to convert
    preferred stock...............................         27
   Preferred stock dividends......................       (238)
   Write-off unused share accrual.................          3
   Amortization of compensation expense...........         24
   Unrealized loss on securities, net.............        (78)
   Foreign currency translation adjustment........        (77)
   Other..........................................        (14)
   Net loss.......................................    (22,394)
                                                     --------
Balance at December 31, 2001......................   $(12,195)
   Issuance of common stock to convert
    preferred stock...............................        797
   Preferred stock dividends......................        (19)
   Write-off preferred stock cost to liquidation
    value.........................................        (72)
   Write-off preferred stock issuance costs.......         (9)
   Foreign currency translation adjustment........        (65)
   Additional minimum pension liability...........        (42)
   Other..........................................         16
   Net income.....................................        654
                                                     --------
Balance at December 31, 2002......................   $(10,935)
                                                     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                  Years Ended December 31,
                                                              -------------------------------
                                                                2002     2001    2000 Restated
                                                              -------  --------  -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)......................................... $   654  $(22,394)    $(2,802)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) continuing operations:
   Loss from discontinued operations.........................     234     1,590       1,008
   Loss on sales of discontinued operations..................      --       326          --
   Gain on abandonment of Asia Global Crossing...............  (1,184)       --          --
   Gain on sale of fixed assets..............................     (57)       --          --
   Restructuring charge......................................      --       115          --
   Loss from write-down and sale of investments, net.........      --     2,041          --
   Impairment of long-lived assets...........................      --    17,181          --
   Cumulative effect of change in accounting principle, net..      --        --           9
   Depreciation and amortization.............................     137     1,548       1,280
   Gain from sale of subsidiary's common stock and related
    subsidiary stock sale transactions.......................      --        --        (303)
   Reorganization items, net.................................      95        --          --
   Stock related expenses....................................      --        21          48
   Equity in loss (income) of affiliates.....................      (6)       94          45
   Provision for doubtful accounts...........................      77       124          69
   Deferred income taxes.....................................      --      (970)        573
   Other.....................................................     (70)      (82)         38
   Changes in operating assets and liabilities...............     527      (500)        584
                                                              -------  --------     -------
   Net cash provided by (used in) continuing operations......     407      (906)        549
   Net cash used in discontinued operations..................     (66)     (318)       (986)
   Net cash used in reorganization items.....................    (292)       --          --
                                                              -------  --------     -------
     Net cash provided by (used in) operating activities.....      49    (1,224)       (437)
                                                              -------  --------     -------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchases of property and equipment.......................    (281)   (2,643)     (3,366)
   Proceeds from sale of ILEC................................      --     3,369          --
   Proceeds from sale of fixed assets........................      62        --          --
   Investments in and advances to/from affiliates, net.......      --       (75)        (32)
   Purchases of marketable securities........................      --       (12)       (186)
   Proceeds from sale of marketable securities...............       4       124           9
   Proceeds from sale of unconsolidated affiliates...........      --       164         164
   Change in restricted cash and cash equivalents............     (20)      (12)         13
   Other.....................................................      --        (1)         --
                                                              -------  --------     -------
     Net cash provided by (used in) investing activities.....    (235)      914      (3,398)
                                                              -------  --------     -------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net...............      --        --         785
   Proceeds from issuance of preferred stock, net............      --        --       1,112
   Proceeds from short-term borrowings.......................      --        61       1,000
   Proceeds from long-term debt..............................      17     4,016       1,641
   Repayment of long-term debt...............................      --    (2,630)     (1,303)
   Repayment of short-term debt..............................      --    (1,061)         --
   Preferred dividends.......................................      --      (211)       (193)
   Other.....................................................     (15)      (24)        (53)
                                                              -------  --------     -------
     Net cash provided by financing activities...............       2       151       2,989
                                                              -------  --------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS....................    (184)     (159)       (846)
CASH AND CASH EQUIVALENTS, beginning of year.................     607       766       1,612
                                                              -------  --------     -------
CASH AND CASH EQUIVALENTS, end of year....................... $   423  $    607     $   766
                                                              =======  ========     =======

      The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in millions)

                                                                                  Years Ended December 31,
                                                                                ----------------------------
                                                                                2002    2001    2000 Restated
                                                                                ----  --------  -------------
Net income (loss).............................................................. $654  $(22,394)    $(2,802)
   Foreign currency translation adjustment.....................................  (65)      (77)       (138)
   Unrealized (loss) gain on securities, net of provision (benefit) for income
     taxes of $0 in 2002, $(49) in 2001 and $49 in 2000........................   --       (78)         76
   Additional minimum pension liability........................................  (42)       --          --
                                                                                ----  --------     -------
Comprehensive income (loss).................................................... $547  $(22,549)    $(2,864)
                                                                                ====  ========     =======

   Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.


  The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (in millions, except number of sites, square footage, share and per share information)

1. BACKGROUND AND ORGANIZATION

   Global Crossing Ltd., a Bermuda company in provisional liquidation in the Supreme Court of Bermuda ("GCL" and, together with its consolidated subsidiaries, the "Company"), was incorporated in Bermuda on March 19, 1997. The Company's common stock traded on the New York Stock Exchange ("NYSE") under the name Global Crossing Ltd. and the ticker symbol "GX" until January 28, 2002, at which time the NYSE suspended trading of the Company's common stock due to its chapter 11 filing. As a result of the suspension and subsequent de-listing of the Company's common stock from the NYSE, the shares began quotation on the over the counter market under the symbol "GBLXQ" on January 29, 2002.

   As discussed below in Note 2, GCL and a number of its subsidiaries are currently debtors under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"), and GCL and certain of its Bermuda subsidiaries have also commenced coordinated insolvency proceedings in the Supreme Court of Bermuda. Upon consummation of the Company's plan of reorganization, which is expected to occur shortly after the date of filing of this annual report on Form 10-K, GCL will transfer substantially all of its assets to a newly formed Bermuda company named "Global Crossing Limited" ("New GCL"). New GCL will thereby become the parent company of the Global Crossing consolidated group of companies and will succeed to GCL's reporting obligations under the Securities Exchange Act of 1934, as amended. References in these Notes to the Company at any time after such plan of reorganization goes effective mean New GCL and its subsidiaries.

   The Company provides telecommunication services over a global network that reaches more than 200 major cities throughout the world. The markets in these cities represent 85% of the world market for telecommunications services. The Company serves many of the world's largest corporations, providing a full range of managed data and voice products and services. The Company operates throughout the Americas and Europe. The Company provides services throughout the Asia/Pacific region through commercial arrangements with other carriers.

   The Company's strategy is to be a premier provider of broadband communications services in commercial centers worldwide. The Company seeks to attain market leadership in global data and Internet Protocol ("IP") services by taking advantage of its extensive broadband network and technological capabilities. Through its Global Marine Systems Limited ("GMS") subsidiary, the Company also provides installation and maintenance services for subsea telecommunications systems.

   Since the fourth quarter of 2001, the Company has reduced the amount of cash required to fund its operations. Nonetheless, the Company's unrestricted cash balances have continued to decline due primarily to ongoing operating losses, severance payments, settlement payments to vendors and significant costs incurred in connection with the bankruptcy proceedings. As of October 31, 2003, the Company had $213 in unrestricted cash. Management currently expects that the Company will need to obtain up to $100 in financing to fund the Company's anticipated liquidity requirements through the end of 2004. The Company is currently seeking to arrange a working capital facility or other financing to provide the Company with this necessary liquidity. The indenture for the $200 of new debt in the form of senior secured notes (the "New Senior Secured Notes") to be issued upon the Company's emergence from bankruptcy (see Notes 2 and 13) permits the Company to incur up to $150 in additional debt under one or more working capital facilities secured by first priority liens on the Company's assets. If the Company cannot arrange a working capital facility or raise other financing by December 31, 2003, Singapore Technologies Telemedia Pte Ltd ("ST Telemedia") has indicated its intention to provide the Company with up to $100 of financial support to fund the Company's operating needs on such terms and conditions as the Company and ST Telemedia may agree. ST Telemedia's intention is based on the Company's commitment to adhere to an operating plan requiring no more than $100 in additional funds in 2004.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

If provided, this financial support could be in the form of (1) a guarantee or other support by ST Telemedia in respect of borrowings by the Company under a working capital facility or other financing or (2) a subordinated loan from ST Telemedia. The indenture for the New Senior Secured Notes does not permit ST Telemedia to lend to the Company directly on a secured or senior basis. While ST Telemedia has indicated its intention to provide financial support to the Company (in addition to its $250 equity investment) and management expects ST Telemedia to make such financial support available, ST Telemedia does not have any contractual obligation to provide financial support to the Company, and the Company can provide no assurance that ST Telemedia will provide any such financial support.

   The Company expects its available liquidity to decline in 2004 due in part to exit cost requirements under the Plan of Reorganization (with payment terms of up to 24 months) that will consume over $100 of cash in 2004 and interest payments on the New Senior Secured Notes. The Company believes the $250 equity infusion the Company will receive from ST Telemedia upon emergence from bankruptcy under the Purchase Agreement, and the Company's unrestricted cash and anticipated operating cash flows, together with a working capital facility or other financing providing for up to $100 in available funds (which has not yet been arranged), will provide adequate funding for the Company to pay its expected operating expenses, fund its expected capital expenditures, meets its debt service obligations and meet its restructuring cost requirements through at least January 1, 2005. However, there can be no assurance that the Company's operating cash flows will improve as the Company anticipates, or that the Company's operating cash flows and any working capital facility or other financing that the Company may arrange will be adequate to meet its anticipated liquidity requirements. As currently projected, the Company will need to raise additional financing to fund the Company's anticipated liquidity needs for 2005 and thereafter. The market environment and the Company's financial condition will make it difficult for the Company to access the capital markets for the foreseeable future. If the Company is unable to raise additional financing or improve the Company's operating results to achieve positive operating cash flows in the future, the Company would be unable to meet its anticipated liquidity requirements.

2. REORGANIZATION AND DELAYS IN REPORTING

Commencement of the Chapter 11 and Bermuda Cases

   On January 28, 2002 (the "Commencement Date"), GCL and fifty-four of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court").

   On the same date, GCL and certain of its Bermuda subsidiaries commenced insolvency proceedings in the Supreme Court of Bermuda (the "Bermuda Court"). On such date, the Bermuda Court granted an order appointing Malcolm Butterfield, Jane Moriarty and Philip Wallace, partners of KPMG, as Joint Provisional Liquidators ("JPLs") in respect of GCL and those Bermuda subsidiaries. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these companies' businesses under the control of their boards of directors and under the supervision of the Bankruptcy Court and the Bermuda Court. Twenty-five additional subsidiaries of GCL subsequently commenced chapter 11 cases and, where applicable, Bermuda insolvency proceedings under the supervision of the JPLs to coordinate the restructuring of those companies with the restructuring of GCL.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


The Purchase Agreement

   On March 25, 2002, the Bankruptcy Court approved bidding and auction procedures for the potential sale of the Company's businesses, either in whole or in part. Numerous parties were contacted and performed diligence on the Company's assets. As the auction process came to an end in late July of 2002, Hutchison Telecommunications Limited ("Hutchison") and ST Telemedia were invited by the Company and representatives of its creditors to negotiate the definitive terms of a proposed investment in the Company. After extensive negotiations, an agreement in principle was reached leading to the execution of a definitive Purchase Agreement, dated as of August 9, 2002, among the Company, Global Crossing Holdings Ltd., the JPLs, Hutchison, and ST Telemedia (the "Purchase Agreement") for the purchase of substantially all of GCL's assets. The Bankruptcy Court approved the Purchase Agreement on August 9, 2002.

   Under the Purchase Agreement, Hutchison and ST Telemedia agreed to invest a total of $250 for a 61.5 percent equity interest in New GCL, a newly formed Bermuda company, upon the Company's emergence from bankruptcy. At emergence, GCL will transfer substantially all of its assets (including stock in subsidiaries) to New GCL. New GCL will thereby become the parent company of the Global Crossing group and will succeed to GCL's reporting obligations under the Exchange Act. However, New GCL and its subsidiaries will not assume any liabilities of GCL or its subsidiaries that commenced bankruptcy cases (the "GC Debtors") other than the "Assumed Liabilities," which are generally defined in the Plan of Reorganization to include the following: (i) ordinary course administrative expense claims, (ii) priority tax claims, (iii) certain secured claims, (iv) obligations under agreements assumed by the GC Debtors in their chapter 11 cases and (v) obligations under the Purchase Agreement.

   The Purchase Agreement also sets forth the basic terms of a restructuring with the Company's banks and unsecured creditors. In summary, those parties were to receive common shares representing 38.5 percent of the equity in New GCL, approximately $323 in cash, and $200 of New Senior Secured Notes. However, pursuant to an amendment to the plan of reorganization approved by the Bankruptcy Court on December 4, 2003, the New Senior Secured Notes will be issued to ST Telemedia for gross proceeds of $200 in cash, all of which gross proceeds will be distributed to the Company's banks and unsecured creditors, increasing their total cash recovery to approximately $523 but eliminating their previously contemplated interest in the New Senior Secured Notes. Consummation of the Purchase Agreement is subject to various conditions, including the receipt of regulatory approvals. In particular, each of the parties had the right to terminate their obligations under the Purchase Agreement in the event that such regulatory approvals had not been obtained by April 30, 2003 (the "Voluntary Termination Date").

The Chapter 11 Plan of Reorganization and Bermuda Schemes of Arrangement

   On September 16, 2002, GCL filed a chapter 11 plan of reorganization (as amended, the "Plan of Reorganization") and accompanying disclosure statement (as amended, the "Disclosure Statement") with the Bankruptcy Court. On October 17, 2002, GCL filed an amended Plan of Reorganization and amended Disclosure Statement. The Plan of Reorganization implements the terms of the Purchase Agreement with respect to the chapter 11 cases. The terms of the Plan of Reorganization are described in more detail below. On October 21, 2002, the Bankruptcy Court approved the Disclosure Statement and related voting procedures. On October 28, 2002, GCL commenced solicitation of acceptances and rejections of the Plan of Reorganization.

   On October 24, 2002, GCL and each of the other GC Debtors incorporated in Bermuda were granted approval by the Bermuda Court to hold meetings of their creditors for the purpose of considering and voting on schemes of arrangement (the "Schemes"). The Schemes implement the terms of the Purchase Agreement with

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

respect to the Bermuda cases, essentially by incorporating the terms of the Plan of Reorganization. The meetings of creditors to consider and vote on the Schemes were held in Bermuda on November 25 and 28, 2002.

   On December 17, 2002, the Bankruptcy Court confirmed the Plan of Reorganization, subject to the entry of a formal confirmation order and documentation of the resolution of any outstanding objections. On December 26, 2002, the conditions specified by the Bankruptcy Court on December 17, 2002 were met and as a result the Bankruptcy Court entered the order confirming the Plan of Reorganization. Similarly, on January 3, 2003, the Bermuda Court sanctioned the Schemes (the Bermuda equivalent to confirmation).

ST Telemedia's Assumption of Hutchison's Rights Under the Purchase Agreement and Regulatory Approval

   On the Voluntary Termination Date, GCL had not obtained all the regulatory approvals necessary to complete the transaction and it became apparent that the Committee on Foreign Investment in the United States ("CFIUS") would not approve the transaction with Hutchison participating in it. On that date, Hutchison withdrew from the Purchase Agreement and ST Telemedia exercised its option under the Purchase Agreement to assume all of Hutchison's rights and obligations thereunder. As a result, ST Telemedia agreed to increase its original $125 investment to a total of $250 for a 61.5 percent equity interest in New GCL upon its emergence from bankruptcy. The withdrawal by Hutchison and related assumption by ST Telemedia required GCL to file amended applications for regulatory approvals with CFIUS, the FCC and other regulatory authorities.

   In May 2003, GCL filed a motion with the Bankruptcy Court to approve an amendment to the Purchase Agreement which, among other things, extended the Voluntary Termination Date to October 14, 2003. The Bankruptcy Court approved the amendment on July 1, 2003 after a contested hearing on the matter and over the objection of one of the Company's creditor groups. The decision of the Bankruptcy Court is currently on appeal to the United States District Court for the Southern District of New York.

   On September 19, 2003, President Bush stated, in a letter to congressional leaders, that he would "take no action to suspend or prohibit the proposed 61.5 percent investment by Singapore Technologies Telemedia Pte. Ltd., a company indirectly owned by the Government of Singapore, in Global Crossing Ltd.," thus clearing the Company to proceed with the sale to ST Telemedia in connection with the CFIUS process. On October 8, 2003, the Company received approval from the Federal Communications Commission for the transfer of licenses required under the Purchase Agreement. With this action, all regulatory approvals required by the Purchase Agreement had been obtained.

   By amendment dated October 13, 2003, November 14, 2003 and December 3, 2003, the Company and ST Telemedia further extended the Voluntary Termination Date until, most recently, December 19, 2003, in order to provide additional time for completion of the transactions required by the Purchase Agreement. None of these amendments was opposed. The Company believes that the appeal from the July 1, 2003 decision of the Bankruptcy Court described above is now moot and is likely to be dismissed, with prejudice.

   On November 28, 2003, the Company decided to amend the Plan of Reorganization to provide an additional $200 million of cash to its banks and unsecured creditors in lieu of the New Senior Secured Notes. ST Telemedia advised the Company that it would purchase the New Senior Secured Notes to provide the funding to effectuate that amendment. On December 4, 2003, the Bankruptcy Court entered an order approving the amendment. The amendment similarly was approved by the Supreme Court of Bermuda on December 5, 2003.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


Effect of the Plan of Reorganization and Schemes of Arrangement and Distributions Thereunder

   The Plan of Reorganization governs the treatment of claims against and interests in each of the GC Debtors. Upon consummation of the Plan of Reorganization, all pre-petition claims against and interests in each of the GC Debtors (other than interests and certain claims held by the Company) will be discharged and terminated. Creditors of the GC Debtors will receive the following distributions under the plan:

  . Holders of administrative expense claims (post-petition claims relating to actual and necessary costs of administering the bankruptcy estates and operating the businesses of the GC Debtors) and priority claims (principally taxes and claims for pre-petition wages and employee benefit plan contributions) will generally be paid in full in cash.

  . Holders of certain secured claims will be paid in full in cash or have their debt reinstated or collateral returned.

  . The remaining pre-petition creditors will receive in the aggregate a combination of 38.5% of the equity in New GCL, approximately $523 in cash and the entire beneficial interest in the liquidating trust described in the next paragraph.

  . Holders of GCL common and preferred shares will not receive any distribution under the plan.

  . Holders of preferred shares of Global Crossing Holdings Ltd. ("GCHL"), a direct subsidiary of GCL whose assets are being transferred to New GCL and its subsidiaries pursuant to the plan, will not receive any distribution under the plan.

   The GC Debtors' bankruptcy proceedings in general, and the Plan of Reorganization in particular, have had and will have many other important consequences for the Company. For example, many of the executory contracts and leases of the GC Debtors have been or will be rejected in the bankruptcy process, significantly decreasing the Company's contractual obligations going forward. In addition, upon consummation of the plan, the GC Debtors will transfer to a liquidating trust established for the benefit of the creditors approximately $7 in cash and certain of the GC Debtors' rights, credits, claims and causes of action for preferences, fraudulent transfers and other causes of action and rights to setoff.

Delays in Reporting

   On April 2, 2002, the Company announced that the filing with the SEC of its annual report on Form 10-K for the fiscal year ended December 31, 2001 would be delayed. Arthur Andersen LLP ("Arthur Andersen"), the Company's independent public accountants at the time, had previously informed the Company that Andersen would not be able to deliver an audit report with respect to the Company's financial statements for the year ended December 31, 2001 to be contained in the annual report on Form 10-K until the completion of an investigation by a special committee of the Company's board of directors into allegations regarding the Company's accounting and financial reporting practices made by a former employee of the Company.

   During June 2002, Arthur Andersen informed the Company and the Audit Committee of its Board of Directors that Arthur Andersen's conviction for obstruction of justice would effectively end the firm's audit practice. Arthur Andersen ceased practicing before the SEC by August 31, 2002. As a result, Arthur Andersen was unable to perform the audit and provide an audit report with respect to the Company's financial statements for the year ended December 31, 2001. Due to the investigation by the special committee, the cessation of Arthur Andersen's audit practice, the demands of the bankruptcy process and the time required to hire a new independent public accountant and complete the 2001 audit, the Company had to delay the preparation of its

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

audited financial statements for 2001 and 2002. The Company fulfilled its Bankruptcy Court financial reporting requirements by filing Monthly Operating Reports ("MOR"). The Company completed MOR filings through June 2003. The Company will file MORs for July 2003 through to the emergence date subsequent to its emergence from bankruptcy.

   By order dated November 20, 2002, the Bankruptcy Court directed the appointment of an examiner in the GC Debtors' chapter 11 cases. On November 25, 2002, the United States Trustee appointed a partner of Grant Thornton LLP ("Grant Thornton") as the Examiner. The Examiner and the Audit Committee of the Board of Directors of the Company retained Grant Thornton to assist the Examiner. In general, the Examiner's role was limited to reviewing the financial and accounting records of the Company for the years ended December 31, 2002 and 2001, and earlier periods if any restatement of those period was necessary. As part of his role, the Examiner, with the assistance of Grant Thornton, will, among other things, cause an audit report to be issued with respect to the Company's financial statements as of and for the years ended December 31, 2002 and 2001. Separately, on November 27, 2002, the Examiner and the Audit Committee of the Board of Directors filed an application with the Bankruptcy Court to retain Grant Thornton as the independent public accountants of the Company effective as of November 25, 2002. The Bankruptcy Court approved this application on December 11, 2002, and an engagement letter formalizing GT's appointment was executed on January 8, 2003. The Examiner's first interim report to the Bankruptcy Court was filed on February 24, 2003. On June 30, 2003, the Examiner filed his second interim report with the Bankruptcy Court. It is anticipated that the Examiner's final report will be filed with the Bankruptcy Court in December 2003.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

   These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and the accompanying notes, as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company's evaluations.

   As discussed in Note 2, GCL and certain subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and accordingly the accompanying consolidated financial statements have also been prepared in accordance with Statement of Position ("SOP") No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". SOP 90-7 requires an entity to distinguish pre-petition liabilities subject to compromise from post petition liabilities on its balance sheet. In the accompanying consolidated balance sheet, the caption "liabilities subject to compromise" reflects the Company's best current estimate of the amount of pre-petition claims that will be restructured in the GC Debtors' chapter 11 cases. In addition, SOP 90-7 requires an entity's statement of operations to portray the results of operations of the entity during chapter 11 proceedings. As a result, any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization and restructuring of the organization should be reported separately as reorganization items, except

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board Opinion No. 30 ("APB No. 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", as amended by Statement of Financial Accounting Standards No. 145 ("SFAS No. 145") "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

Principles of Consolidation

   The consolidated financial statements include the accounts of GCL and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these same rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than with the majority owner. As discussed in Note 8, during the year ended December 31, 2002 Asia Global Crossing Ltd. (together with its consolidated subsidiaries, "AGC") and Pacific Crossing Limited ("PCL") filed for voluntary petitions for relief under the Bankruptcy Code. As a result of the chapter 11 petitions, the Company's ability to exert control and exercise influence over AGC's and PCL's management decisions through its equity interest was substantially eliminated; furthermore the nature of the reorganization plans of AGC and PCL were such that the Company would no longer have access to or a continuing involvement in the businesses of AGC and PCL. As a result, AGC's and PCL's financial results are included as discontinued operations for all periods presented.

Revenue Recognition

   Services

   Revenue derived from telecommunication and maintenance services, including sales of capacity under operating-type leases, are recognized as services are provided. Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets.

   Operating Leases

   The Company offers customers flexible bandwidth products to multiple destinations and many of the Company's contracts for subsea circuits are entered into as part of a service offering. Consequently, the Company defers revenue related to those circuits and amortizes the revenue over the appropriate term of the contract. Accordingly, the Company treats cash received prior to the completion of the earnings process as deferred revenue.

   Sales-Type Leases

   Revenue from Capacity Purchase Agreements ("CPAs") that meet the criteria of sales-type lease accounting are recognized in the period that the rights and obligations of ownership transfer to the purchaser, which occurs when (i) the purchaser obtains a right to use the capacity that can only be suspended if the purchaser fails to pay the full purchase price or fulfill its contractual obligations, (ii) the purchaser is obligated to pay Operations, Administration and Maintenance ("OA&M") costs and (iii) the segment of a system related to the capacity

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

purchased is available for service. Revenue attributable to leases of capacity pursuant to indefeasible rights-of-use agreements ("IRUs") that qualify for sales-type lease accounting, and were entered into prior to June 30, 1999, were recognized at the time of delivery and acceptance of the capacity by the customer. Certain sale and long-term IRU agreements of capacity entered into after June 30, 1999 are required to be accounted for in the same manner as sales of real estate with property improvements or integral equipment which results in the deferral of revenue recognition over the term of the agreement (currently up to 25 years). Certain customers who have entered into CPAs for capacity have paid deposits toward the purchase price, which have been included as deferred revenue in the accompanying consolidated balance sheets. For the years ended December 31, 2002, 2001 and 2000, $0, $18 and $312 in revenue, respectively, was recognized using sales-type lease accounting.

   Percentage-of-Completion

   Revenue and estimated profits under long-term contracts for undersea telecommunication installation by GMS are recognized under the percentage-of-completion method of accounting, whereby sales and profits are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs to complete. Provisions for anticipated losses are made in the period in which they first become determinable. For the years ended December 31, 2002, 2001, and 2000, $68, $364 and $258 in revenue, respectively, was recognized using the percentage of completion method. Costs related to the percentage of completion revenues for the years ended December 31, 2002, 2001 and 2000 were $97, $311, and $243 respectively.

   Telecom Installation Revenue

   Effective January 1, 2000, the Company adopted SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which requires amortization of certain start-up and activation revenues and deferral of associated costs over the longer of the contract period or expected customer relationship. Previously, such revenues and expenses were recognized upon service activation. The net impact of SAB 101 reduced revenue by approximately $2 and increased amortization expense by approximately $11. The cumulative impact on the results for the year ended December 31, 2000 was reflected as a $9 (net of income tax benefit) cumulative effect of a change in accounting principle in accordance with the adoption provisions of SAB 101.

   Non-Monetary Transactions

   The Company may exchange capacity with other capacity or service providers. These transactions are accounted for in accordance with APB No. 29. "Accounting for Nonmonetary Transactions", where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss. On August 2, 2002, the SEC staff communicated its position on indefeasible rights of use ("IRU") capacity swaps to the American Institute of Certified Public Accountants ("AICPA") SEC Regulations Committee. The SEC staff has concluded that all IRU capacity swaps consisting of the exchange of leases should be evaluated within paragraph 21 of APB No. 29. That is, if a swap involves leases that transfer the right to use similar productive assets, the exchange should be treated as the exchange of similar productive assets irrespective of whether the "outbound" lease is classified as a sale-type lease, direct financing lease or operating lease and irrespective of whether the "inbound" lease is classified as a capital lease or an operating lease. The SEC staff directed that in accounting for such transactions the carrying value rather than the fair market value should be used. The SEC staff further directed registrants to apply this guidance historically and prospectively, and to restate prior financial statements if appropriate. All adjustments that the Company considers are necessary to comply with the SEC's guidance have been reflected in the accompanying

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

consolidated financial statements and the related notes (see Note 4 for further discussion of related restatements recorded by the Company). There were no material gains or losses from non-monetary transactions for the years ended December 31, 2002, 2001, or 2000, respectively.

Operating Expenses

   Operating Leases

   Costs of the network relating to capacity contracts accounted for as operating leases are treated as fixed assets and, accordingly, are depreciated over the estimated useful life of the capacity.

   Sales-Type Leases--Non-Cash Cost of Capacity Sold

   The Company utilizes service contract accounting and therefore depreciates all of its systems; however, certain contracts still qualify for sales-type lease accounting. For these transactions, the Company's policy provides for recording non-cash cost of capacity sold through depreciation and amortization in the period in which the related revenue was recognized. The aggregate amount to be charged to non-cash cost of capacity sold relating to subsea capacity is calculated by determining the estimated net book value of the specific subsea capacity at the time of the sale. The estimated net book value includes expected costs of capacity the Company has the intent and ability to add through upgrades of that system, provided the need for such upgrades is supported by a third-party consultant's revenue forecast (see Note 10).

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents (Current and Long Term)

   The Company considers cash in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents and restricted cash and cash equivalents are stated at cost, which approximates fair value. Restricted cash balances at December 31, 2002 and 2001 were $332 and $312, respectively. The restricted cash balance at the respective dates mainly reflect an escrow account with the proceeds from the Company's sale of IPC Information Systems ("IPC") on December 20, 2001. The December 31, 2002 balance also includes funds in a Global Crossing account under the control of the JPLs in Bermuda, such funds being a contingency fund for the JPLs, with any remainder to be distributed to the creditors upon emergence in accordance with the Plan of Reorganization. The balance of the restricted cash at the respective dates includes but is not limited to various rental guarantees, performance bonds, or amounts arising from vendor or customer disputes. Included in long term "other assets" as of December 31, 2002 and 2001 is approximately $5 and $6, respectively, of restricted cash which serves as collateral on letters of credit and bank guarantees.

Allowance for Doubtful Accounts and Sales Credits

   The Company provides for allowances for doubtful accounts and sales credits. Allowances for doubtful accounts are charged to other operating expenses, while allowances for sales credits are charged to revenue. The adequacy of the reserves is evaluated monthly by the Company utilizing several factors including the length of time the receivables are past due, changes in the customer's credit worthiness, the customer's payment history, the length of the customer's relationship with the Company, current economic climate, current industry trends and other relevant factors. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on most accounts utilizing the factors previously mentioned. Service level requirements are assessed to determine sales credit requirements where necessary. The Company has historically experienced significant changes month to month in reserve level requirements,

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

primarily due to unanticipated large customer bankruptcy filings or other insolvency proceedings. Allowances are $134 and $128 as of December 31, 2002 and 2001, respectively. Changes in the financial viability of significant customers, worsening of economic conditions and changes in the Company's ability to meet service level requirements may require changes to its estimate of the recoverability of the receivables. Appropriate adjustments will be recorded to the period in which these changes become known.

Property and Equipment, net

   Property and equipment, net, which includes amounts under capitalized leases, are stated at cost, net of depreciation and amortization. Major enhancements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs recorded prior to a network segment's completion are reflected as construction in progress, which is reclassified to property and equipment at the date each segment of the applicable system becomes operational.

   The construction of the Company's network was substantially completed in 2001. Construction in progress includes direct expenditures for construction of network systems and is stated at cost. Capitalized costs include costs incurred under the construction contract; advisory, consulting and legal fees; interest; direct internal costs and operating costs; and amortized finance costs incurred during the construction phase. Once it is probable that a cable system will be constructed, costs directly identifiable with the cable system under development are capitalized. Costs relating to the evaluation of new projects incurred prior to the date the development of the network system becomes probable are expensed as incurred. Interest incurred and directly identifiable with a cable system, which includes the amortization of deferred finance fees and issuance discount, is capitalized to construction in progress.

   The Company capitalizes third party line installation costs incurred by the Company for new facilities and connections from the Global Crossing network to networks of other carriers in order to provision customer orders. The costs are capitalized to prepaid costs (current portion) and other assets (long-term portion) and amortized using the straight-line method into depreciation and amortization over the average useful life of customer contracts (2 years) in accordance with the provisions of SAB 101. Internal costs, including labor, incurred in the provisioning of customer orders are expensed as incurred and recorded to other operating expenses.

   Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements and assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease. Estimated useful lives (determined based on historical trends and usage, which could be impacted by new technological advances in the industry that could result in partial or complete obsolescence of components of the network) are as follows:

                 Buildings                         10-40 years
                 Leasehold improvements            2-25 years
                 Furniture, fixtures and equipment 2-30 years
                 Transmission equipment            7-25 years

   When property or equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts, and resulting gains or losses are reflected in net income (loss).

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   The Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. The amount of any impairment then recognized would be calculated as the difference between the fair value and the carrying value of the asset (see "Impairment of Long Lived Assets", below and Notes 6 and 10).

Computer Software Costs

   The Company capitalizes the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. In addition, the Company capitalizes interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of between 3 to 5 years.

Goodwill

   Goodwill represents the remaining excess purchase price over the fair value of the net assets of acquired companies, after allocation to other identifiable intangibles. Prior to January 1, 2002, amortization expense was recorded on the straight-line method over the applicable useful lives of goodwill, estimated by the Company to be 10 to 25 years. Goodwill is reviewed for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If it is determined that goodwill may be impaired and the estimated undiscounted future cash flows, excluding interest, of the underlying business are less than the carrying amount of the goodwill, then an impairment loss is recognized. The impairment loss is based on the difference between the fair value of the underlying business and the carrying amount (see Note 6).

   Effective January 1, 2002, the Company also adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides, among other things, that goodwill and intangibles with indefinite lives are no longer amortized but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). The adoption of SFAS No. 142 had no impact on the Company's consolidated financial statements.

Other Intangibles

   Other intangibles consist primarily of customer lists, trademarks, deeds of grant (a right, granted to the Company in the acquisition of Racal Telecom in November 1999, to install and maintain cable along the railways in the United Kingdom) and assembled workforce. These values were based on a number of significant assumptions and are amortized on the straight-line method over the applicable estimated useful lives of the other intangibles, estimated by the Company to be between 3 to 40 years.

Impairment of Long-Lived Assets

   As required under the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS No. 121"), the Company periodically reviews long-lived

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

assets composed of property and equipment, goodwill, other intangibles and other assets held for a period longer than a year, whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may be impaired. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

   Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, which supercedes SFAS No. 121 and addresses financial accounting and reporting for the impairment of long-lived assets, while retaining the fundamental recognition and measurement for determining impairment for long-lived assets to be held and used. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off is to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. The adoption of SFAS No. 144 did not have any impact on the Company's consolidated financial statements.

   During the year ended December 31, 2001, long-lived tangible and intangible asset impairments of $17,181 were recorded to continuing operations in the accompanying consolidated statement of operations. Additional long-lived asset impairments of $2,399 were recorded to discontinued operations during the year ended December 31, 2001. These impairment charges were recorded in accordance with SFAS No. 121 (see Note 6 for a further description of the impairment charges). Amortization expense of goodwill and other intangibles, prior to the write-off during the year ended December 31, 2001, amounted to $580 and $462 for the years ended December 31, 2001 and 2000, respectively.

   The Company will adopt fresh start accounting, in accordance with SOP 90-7, upon its anticipated emergence from bankruptcy in the fourth quarter of 2003, which will result in a change in the value of long-lived assets in New GCL.

Investments

   Marketable Securities

   Investments in which the Company does not have significant influence and in which the Company holds an ownership interest of less than 20% are recorded using the cost method of accounting. These investments, covered under the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", are classified as "available for sale" and are reported at estimated fair value with any unrealized gains or losses, net of tax, recorded as a separate component of "other comprehensive income (loss)" included in other shareholders' equity. The Company reviews the fair value of its investment portfolio on a regular basis to determine if the fair value of any individual investment has declined below its cost and if such decline is other-than-temporary. The Company generally considers a decline to be other-than-temporary if the fair value of the investment has remained below its cost basis for more than six months. If the Company concludes that the market value of an investment is other-than-temporary, the Company records a charge to the consolidated statement of operations to reduce the carrying value of the security to its estimated fair value. The table below

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

discloses the realized gains and losses on the sale of marketable securities and losses from the write down of marketable securities included in the statements of operations for the years ended December 31, 2002, 2001 and 2000, respectively.

                                                               Years Ended December 31,
                                                               ---------------------
                                                                                 2000
                                                                               --------
                                                               2002     2001   Restated
                                                               ----   -------  --------
Realized gains on the sale of marketable securities........... $--    $    67    $ 19
Realized losses on the sale of marketable securities..........  --        (11)     --
Losses on the write down of marketable securities (see Note 8)  --     (2,097)    (19)
                                                               ---    -------    ----
   Total loss from write down and sale of investments, net.... $--    $(2,041)   $ --
                                                               ===    =======    ====

   For the years ended December 31, 2002 and 2001 the gross unrealized holding loss, net included in accumulated other comprehensive loss was $1 and $1, respectively.

   Equity Method Investments

   The equity method of accounting is applied for investments in affiliates if the Company owns an aggregate of 20% to 50% of the affiliate and if the Company exercises significant influence over the affiliate. The equity method is also applied for entities in which the Company's ownership is in excess of 50% but over which the Company is unable to exercise effective control (see Note 11).

Impairment of equity investments

   The Company has invested in the equity instruments of certain unconsolidated entities. The Company periodically reviews its investments under the provisions of Accounting Principles Board ("APB") Opinions No. 18 "The Equity Method of Accounting for Investments in Common Stock" whenever there is an indication that fair value is less than cost and the decline in value is determined to be other than temporary. Evidence of an other than temporary decline in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. When the decline in value is judged to be other than temporary, the basis of the security is written down to fair value and the resulting loss is charged to equity in income (loss) of affiliates, net in the statement of operations. In the fourth quarter of 2001, the Company recorded a $114 write-down of an equity investment held in a Latin America, which is included in equity in income (loss) of affiliates, net in the accompanying statement of operations for the year ended December 31, 2001. In addition, an impairment of $450 was recorded to discontinued operations in the year ended December 31, 2001 relating to AGC's investment in Hutchison Global Crossing ("HGC"; see Note 8 for further background on HGC and the sale of AGC's ownership in HGC in April
2002).

Deferred Finance Costs

   Costs incurred to obtain financing through the issuance of senior notes and long-term debt have been reflected as an asset included in "other assets" in the accompanying consolidated balance sheets. The financing costs relating to the debt are amortized over the lesser of the term of the related debt agreements or the expected payment date of the debt obligation using the effective interest rate method. In 2000, certain long-term debt was extinguished, at which time the remaining balance of unamortized discount and offering costs was written off and included in "other income (expense)" in accordance with SFAS No. 145 (see "New Accounting Standards" below and Note 8).

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   On January 28, 2002, the remaining balance of deferred finance costs of $102 was written-off and a loss was recorded as a reorganization item in the accompanying consolidated statement of operations as required by SOP 90-7.

Restructuring

   The Company initiated a restructuring program commencing in August 2001, that has resulted in restructuring charges of $95 (recorded to reorganization items, net in accordance with SOP 90-7) and $410 for the years ended December 31, 2002 and 2001, respectively. The restructuring charges represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans. These charges were recorded in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and represent the Company's best estimate of undiscounted liabilities at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations. See "New Accounting Standards" for a discussion regarding SFAS No.146 that supercedes EITF 94-3 effective January 1, 2003.

Derivative Instruments

   Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the Company's consolidated balance sheets. Changes in fair value of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in the Company's consolidated statement of operations in the current period. Changes in the fair values of the derivative instruments used effectively as fair value hedges are recognized in income (losses), along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in income (losses) when the hedged item is recognized in income (losses). See Note 25.

   The Company has entered into forward currency contracts, hedging the exchange risk on committed foreign currency transactions. During 2001 and 2000, the gains and losses on these contracts were recognized at the time the underlying transactions were completed. The Company did not enter into any forward currency contracts in 2002.

   The Company's interest rate hedges were terminated during 2002 (see Note 25).

Fair Value of Financial Instruments

   The Company does not enter into financial instruments for trading or speculative purposes. Accordingly, financial instruments are presented on the accompanying consolidated balance sheets at their carrying values. Fair values are based on market quotes, current interest rates or management estimates, as appropriate (see Note 26).

Income Taxes

   The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized.

   Provision for income taxes on unremitted earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested.

Effect of Foreign Currencies

   For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying consolidated statements of operations. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense transactions are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders' deficit and are reflected in the accompanying consolidated statements of comprehensive loss. Translation differences resulting from the effect of exchange rate changes on cash and cash equivalents were immaterial and are not reflected separately in the Company's consolidated statements of cash flows for each of the periods presented.

   The Company's foreign exchange transaction gains (losses) included in "other income (expense), net" in the consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 were $26, $21 and $(46), respectively.

Income (Loss) Per Common Share

   Basic earnings (loss) per common share ("EPS") is computed as net income
(loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Net income (loss) applicable to common stockholders includes preferred stock dividends for the years ended December 31, 2002, 2001, and 2000, respectively, and the conversion cost related to the redemption of preferred stock for the year ended December 31, 2000. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss from continuing operations for the years ended December 31, 2002, 2001, and 2000, respectively, diluted earnings (loss) per common share is the same as basic earnings (loss) per common share, as any potentially dilutive securities would reduce the loss per common share from continuing operations (see Note 22).

Stock-Based Compensation

   The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

   On January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25.

   Had compensation expense been determined and recorded based upon the fair-value recognition provisions of SFAS No. 123, net income (loss) and income
(loss) per share would have been the following pro forma amounts:

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                                               2000
                                                                                             --------
                                                                             2002    2001    Restated
                                                                            -----  --------  --------
Income (loss) applicable to common shareholders, as reported............... $ 635  $(22,632) $(3,115)
Stock-based employee compensation expense determined under fair-value-based
  method...................................................................  (401)     (421)    (340)
                                                                            -----  --------  -------
Pro forma income (loss) applicable to common shareholders.................. $ 234  $(23,053) $(3,455)
                                                                            =====  ========  =======
Income (loss) per common share, basic and diluted..........................
   As reported............................................................. $0.70  $ (25.53) $ (3.69)
                                                                            =====  ========  =======
   Pro forma............................................................... $0.26  $ (26.00) $ (4.09)
                                                                            =====  ========  =======

   Upon consummation of the Company's Plan of Reorganization all outstanding options with respect of the Company's common stock will be canceled.

   The weighted-average fair values of options granted for the years ended December 31, 2001 and 2000 were $7.28 and $21.14, respectively. There were no stock options granted in 2002. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          Years Ended December 31,
                                          -----------------------
                                          2002    2001      2000
                                          ----    ------   -----
                  Dividend yield.........   --        0%       0%
                  Expected volatility....   --   101.68%   84.77%
                  Risk-free interest rate   --     4.32%    5.92%
                  Expected life (years)..   --        4        4

Concentration of Credit Risk

   The Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its larger customers' financial condition. The Company establishes an allowance for uncollectible accounts based on the credit risk applicable to particular customers, historical trends and other relevant information. As of December 31, 2002 and 2001 no one customer accounted for more than 5% and 4% of the Company's accounts receivable, net, respectively. For the years ended December 31, 2002, 2001, and 2000, no one customer accounted for more than 3%, 6% and 5% of the Company's revenue, respectively.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


Accounting for Accounts Receivable Securitizations

   On June 15, 2001, certain of the Company's indirect, wholly-owned subsidiaries (the "Subsidiaries") entered into a receivables sale agreement (the "Sale Agreement"), under which the Subsidiaries agreed to sell a defined, revolving pool of trade accounts receivable to GC Mart LLC ("GCM"), a wholly-owned, special purpose subsidiary of the Company. GCM was formed for the sole purpose of buying and selling receivables generated by the Subsidiaries. Under the Sale Agreement, the Subsidiaries agreed to irrevocably and without recourse sell their accounts receivable to GCM. Under a separate receivables purchase agreement, dated the same date, GCM agreed to sell, in turn, an undivided percentage ownership interest in these receivables to an independent issuer of receivables-backed commercial paper. Under this purchase agreement, the receivables continued to be serviced by Global Crossing North America, Inc. ("GCNA"), an indirect, wholly owned subsidiary of the Company. Certain of the Subsidiaries' and GCNA's obligations under the $250 receivables facility were guaranteed by Global Crossing Holdings Ltd. ("GCHL"), a direct wholly owned subsidiary of the Company.

   This two-step transaction was accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"), which the Company adopted in June 2001. The provisions of SFAS No. 140 establish the conditions for a securitization to be accounted for as a sale of receivables, which include requirements for an entity to be a qualifying special purpose entity, and for the conditions under which a transferor will be deemed to have retained effective control over transferred assets. On October 19, 2001 this arrangement was terminated due to the reduction of the Company's credit ratings by various rating agencies. All prospective cash collections related to this facility, up to the amount of cash received by the Company from the financing vehicle, were remitted solely to the facility provider to satisfy the termination of this arrangement. Consequently, none of the Company's outstanding accounts receivable were securitized as of December 31, 2002 and 2001.

Extinguishment of Deferred Revenue Obligations

   The Company enters into agreements with its customers that may result in the receipt of non-refundable cash before the relevant criteria for revenue recognition have been satisfied and as a result a liability is recorded as deferred revenue.

   During the year ended December 31, 2002, certain long-term and prepaid lease agreements for services on the Company's network were terminated either through customer settlement agreements or through the bankruptcy proceedings of the customers that had purchased such services from the Company. As a result, the Company has no further requirement to provide services and, therefore, the remaining deferred revenue of $97 was realized into "other income" in the accompanying consolidated statement of operations as a result of the extinguishment of the liability to provide future services to the applicable customer. The derecognition of these liabilities is in accordance with the guidelines described within SFAS No. 140 and did not result in any revenue recognition by the Company.

Gain on Sale of Subsidiary Common Stock and Related Subsidiary Stock Sale Transactions

   The Company elected to adopt SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary" ("SAB 51") in the fourth quarter of 2000, which requires the difference between the carrying amount of the parent's investment in the subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary to be reflected as either a gain or loss in the consolidated financial statements or

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

reflected as a capital transaction. During 2000, one of the Company's subsidiaries, AGC, completed an initial public offering that resulted in a gain on the sale of the subsidiary's stock. No deferred taxes were required as GCL is a Bermudian corporation and Bermuda does not impose a corporate income tax. As a result, the Company elected to record the gain and any future gains or losses resulting from the sale of a subsidiary's stock in its consolidated statement of operations (See Note 8).

Advertising Costs

   The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of other operating expenses in the accompanying consolidated statements of operations and aggregated $1, $32, and $50 during the years ended December 31, 2002, 2001, and 2000, respectively.

Comprehensive Income (Loss)

   Comprehensive income (loss) includes net income (loss) and other non-owner related changes in equity not included in net income (loss), such as unrealized gains and losses on marketable securities classified as available for sale, foreign currency translation adjustments related to foreign subsidiaries and other adjustments.

Fresh Start Accounting

   The Company will implement "fresh start" accounting in accordance with SOP 90-7 upon its emergence from bankruptcy. SOP 90-7 also requires that changes in accounting principles that will be required in the financial statements of New GCL and its subsidiaries within twelve months following the adoption of fresh start accounting be adopted at the time fresh start accounting is implemented. Adopting fresh start accounting will likely result in material adjustments to the historical carrying amount of the Company's assets and liabilities. Fresh start accounting requires the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. The fair values of the assets as determined for fresh start reporting will be based on estimates of anticipated future cash flow. Liabilities existing at the date the Company's Plan of Reorganization becomes effective are stated at the present values of amounts to be paid discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

New Accounting Standards

   In April 2002, the FASB issued SFAS No. 145, which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity's statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both "unusual in nature" and "infrequent in occurrence" as prescribed under APB No. 30. The provisions of SFAS No.145 are effective for fiscal years beginning after May 15, 2002 with respect to the rescission of SFAS No. 4 and for transactions occurring after May 15, 2002, with respect to provisions related to SFAS No. 13. The Company adopted this standard in the fourth quarter of 2002 and it did not have a material effect on the Company's results of operations or its financial position. The statement of operations and cash flows for the year ended December 31, 2000 have been reclassified to reflect its adoption of SFAS No. 145 and, accordingly, the extraordinary loss on the extinguishment of debt has been reclassified to "other income" and the related taxes to "income tax expense".

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under previous guidance, certain exit costs, including severance costs, were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The Company will apply the provisions of SFAS
No. 146 to any exit or disposal activities initiated after December 31, 2002.

   In November 2002, the EITF addressed the accounting for revenue arrangements with multiple deliverables in Issue 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 shall be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect EITF 00-21 to have a material effect on the Company's results of operations or financial position.

   In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not entered into arrangements or guarantees that meet the criteria of this interpretation and does not expect the adoption of this interpretation to have a material effect on its results of operations or financial position.

   In December 2002, the FASB issued SFAS No. 148 which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No.
25. The provisions of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002 with respect to the amendments of SFAS No. 123 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with respect to the amendments of APB No. 28. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods.

   In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest:
(1) the direct or indirect ability to make decisions about an

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

entity's activities through voting rights or similar rights, (2) the obligation to absorb the expected losses of the entity if they occur and (3) the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not currently expect the adoption of FIN 46 to have a material effect on the Company's consolidated financial statements.

   In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not currently expect the adoption of SFAS No. 149 to have a material effect on its consolidated financial statements.

   In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its consolidated financial statements.

Reclassifications

   Certain prior year amounts have been reclassified in the consolidated financial statements to conform to the current year presentation.

4. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

   The Company identified certain accounting matters relating to its consolidated financial statements for the year ended December 31, 2000 and for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001, that require restatement. These matters are discussed in the following paragraphs and summarized in the tables that follow.

   Arthur Andersen, the Company's independent accountant during the periods subject to restatement, audited the Company's consolidated financial statements and issued an unqualified audit opinion dated February 14, 2001 as of and for the year ended December 31, 2000. In November 2002, the Company retained Grant Thornton to serve as its independent public accountant in respect of the Company's consolidated financial statements for the years ended December 31, 2002 and 2001. Grant Thornton was also engaged to audit the adjustments applied to restate the Company's 2000 consolidated financial statements including those adjustments outlined below and those outlined in Note 8 in connection with the retroactive reclassifications required as a result of operations discontinued subsequent to December 31, 2000 and the Company's adoption of SFAS No. 145 in the fourth quarter of 2002. However, Grant Thornton was not engaged to audit, review or apply any procedures to the Company's consolidated financial statements as of and for the year ended December 31, 2000 other than with

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

respect to such adjustments and, accordingly, does not express an opinion or any other form of assurance on the 2000 consolidated financial statements taken as a whole. A copy of Arthur Andersen's report for 2000 is included herein in accordance with procedures under Rule 2-02 (e) of Regulation S-X. Quarterly amounts are unaudited.

Concurrent Transactions

   During the years ended December 31, 2001 and 2000, the Company entered into a number of transactions in which the Company provided capacity, services and/or facilities to other telecommunications carriers and concurrently purchased or leased capacity, services, and/or facilities from these same carriers. The Company accounted for these transactions based on guidance provided by Arthur Andersen and on an industry white paper provided by Arthur Andersen that set forth accounting principles relating to sales and exchanges of telecommunications capacity and services. Following its review of these transactions, Andersen concurred with the Company's accounting for the transactions in accordance with the interpretation of APB No. 29 contained in the white paper. The Company recorded the concurrent transactions at the fair value of the assets or services surrendered to the counterparty in the transaction. As a result, the fair value was recorded as deferred revenue and amortized into revenue on a straight-line basis over the term of the related contract. The capacity, services and/or facilities acquired were recorded at the fair value of the assets or services surrendered by the Company in the exchange based upon the type of asset or services acquired and the terms of the applicable purchase agreement. The "other assets" acquired in the exchanges were expensed over the term of the related contract. Property and equipment acquired in the transaction were depreciated over the terms of the applicable purchase agreements.

   On August 2, 2002, SEC staff from the Office of the Chief Accountant communicated to the SEC Regulations Committee of the American Institute of Certified Public Accountants ("AICPA"), its position on exchanges of indefeasible rights of use, or IRUs, for telecommunications capacity. The SEC staff concluded that transactions involving concurrent sales and purchases of IRU capacity swaps consisting of the exchange of leases should be evaluated within paragraph 21 of APB No. 29. Under paragraph 21 of APB No. 29, accounting for an exchange is based on the historical carrying value rather than the fair value of the asset or services relinquished, resulting in no recognition of revenue or of asset additions in connection with the exchange.

   In October 2002, the Company announced it would restate the Company's consolidated financial statements for the year ended December 31, 2000 and the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001 to record concurrent transactions between carriers of assets and/or services constituting telecommunications capacity at historical carryover basis, pursuant to paragraph 21 of APB No. 29, resulting in no recognition of revenue or of asset additions for such transactions. The Company has also determined that, under APB No. 29, it will continue to record at fair values those transactions that involve service contracts rather than leases, amortizing the revenue over the lives of the relevant contracts.

   Based upon a review of the relevant transactions, the Company has determined that recording the concurrent transactions at historical carryover basis rather than fair value does not have a material impact on the Company's consolidated financial position (less than 1% of total assets) or consolidated statements of operations (less than 0.1% of net loss) for financial statements filed in respect of relevant periods in 2000. Accordingly, the Company's balance sheets and statements of operations for these periods have not been restated. However, the Company has determined that recording the concurrent transactions at historical carryover basis rather than fair value does have a material impact on the statement of cash flows for the year ended 2000 and on the Company's financial position, statements of operations and cash flows for the financial statements filed in respect of relevant periods in 2001.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   The cumulative impact of the restatements for the concurrent transactions is a reduction of total assets and liabilities and shareholders equity of $1,111 as of September 30, 2001 and a reduction of revenues and operating expenses of $13 and $5, respectively, for the nine months ended September 20, 2001. As a result of the restatements, cash provided by operating activities decreased $780 and $177 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. The Company recognized an offsetting decrease in cash used in investing activities for each period, resulting in no change in net cash flow for such periods.

Gain Recognition--Sale of GlobalCenter

   In September 1999, the Company acquired Frontier Corporation ("Frontier"), a telecommunications company that had several businesses, including a long distance business, an incumbent local exchange carrier, or ILEC, business and GlobalCenter, a web-hosting business. In September 2000, the Company entered into an agreement to sell GlobalCenter to Exodus Communications, Inc. ("Exodus"). The sale of GlobalCenter to Exodus closed in January 2001. Commencing with the quarterly period ended December 31, 2000, the Company classified GlobalCenter in the Company's financial statements as a discontinued operation, retroactive to the date of the Frontier acquisition. In the sale, the Company received 108.15 million shares of Exodus common stock, which were valued at $1,918 based on the closing sale price of the Exodus common stock over a specified period just prior to the closing of the transaction. The value of such Exodus shares exceeded the aggregate value of the GlobalCenter net assets sold by $126, or $82 on an after-tax basis. The Company recognized the $82 after-tax gain in results from discontinued operations in the first quarter of 2001. The Company carried the investment in the Exodus shares as a marketable security available for sale pursuant to SFAS No. 115.

   Concurrent with the agreement to sell GlobalCenter, the Company and Exodus entered into a network services agreement (the "NSA") whereby Exodus committed to purchase 50% of its network capacity requirements outside of Asia from the Company over a 10-year period. As an incentive to Exodus to migrate its network traffic to the Company, the agreement included a $100 pricing discount, or credit, for Exodus over the first two years of the NSA. The Company planned to record the $100 pricing discount as a reduction of revenues, which, as services were provided over the life of the contract, would be treated as a sales discount in the recognition of revenue under the NSA. The Company believed that this discount was consistent with terms that would have been offered to any other third party customer with the same product profile and commitment size and therefore that recording the $100 as a sales discount was reasonable and appropriate. In addition, Exodus paid to the Company $200 in nonrefundable deposits for capacity, $100 in September 2000 and $100 in December 2000, which the Company recognized as deferred revenue. The Company discussed this accounting for the gain and sales discount with its independent public accountant, Arthur Andersen, who concurred with this accounting treatment.

   The Company has reassessed these matters and has determined to restate its consolidated financial statements with respect to the accounting for the gain on the sale of GlobalCenter. As restated, the value of the Exodus shares received in excess of the GlobalCenter net assets sold of $126 is treated as a deferred gain to be recognized as a reduction of operating expenses on a straight-line basis over the 10-year term of the NSA or upon judicial release from the Company's obligations under the NSA, if this were to occur earlier in accordance with the guidance provided in SAB 101, Frequently Asked Questions No. 4. This results in a reversal of the $82 after-tax gain that had been recognized in the first quarter of 2001 and the recognition of $12 of pre-tax gain per year over the 10-year term of the NSA commencing in 2001 (which results in recognition of $3 of such gain in each of the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001).

   In September 2001, Exodus filed for bankruptcy. As a result, the commitments under the NSA were never realized as service was substantially halted upon the bankruptcy filing by Exodus. The Company is not assuming

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

the Exodus contract in the Company's bankruptcy proceeding. Accordingly, upon emergence by the Company from bankruptcy, the balances of the deferred revenue (approximately $167) and the deferred gain on the sale (approximately $89) will both be eliminated in accordance with fresh start accounting guidelines under SOP 90-7.

Deferred Taxes

Sale of ILEC business

   In July 2000, the Company entered into a stock purchase agreement to sell the ILEC business to Citizens Communications, Inc. ("Citizens") for $3,650 in cash. During the quarterly period ending September 30, 2000, the Company classified the ILEC business in its consolidated financial statements as a discontinued operation, retroactive to the date of the Frontier acquisition. In connection with this change to reflect the ILEC business as a discontinued operation, the Company evaluated its accounting for the ILEC sale and reevaluated its original purchase price allocation for the Frontier acquisition. As a result, at such time, the Company (1) reallocated $1,500 in goodwill of the Frontier purchase price to the ILEC business (which had previously been allocated no goodwill) and (2) recorded a $1,000 deferred tax liability pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), in connection with the sale of the ILEC business as the Company's financial reporting basis exceeded its tax basis in its investment in the ILEC business. The Company recorded the $1,000 deferred tax liability as an adjustment to goodwill in the Frontier acquisition purchase price allocation, effective as of the date of the Frontier acquisition. The $1,500 re-allocation was deemed necessary as the Company concluded that it would be inappropriate for a gain to be recognized on the sale of this business so shortly after the acquisition of the ILEC since the Company invested little into the ILEC segment since it was acquired, market valuations of ILECs had not changed significantly in that period (September 28, 1999 date of acquisition through July 2000), and the financial performance of the business had changed very little since its acquisition. The Company's original purchase price allocation, which reflected no goodwill allocation to the ILEC business, was based upon an appraisal performed by a third party in February 2000 and was consistent with the Company's and the market's view at the time that the value of the Frontier acquisition was primarily related to the long distance business. However, the Company believed the third party transaction with Citizens in July 2000 was a better indicator of fair value of the ILEC business acquired in September 1999 than the February 2000 valuation report and should have been reflected in the purchase price allocation. The Company also believed that, since the purchase price allocation was being revisited and this temporary difference arose during this re-allocation period, recording the deferred tax liability as a purchase price adjustment was reasonable and appropriate. The Company discussed this accounting for deferred taxes with its independent public accountant, Arthur Andersen, who concurred with this accounting treatment.

   The Company has since reassessed this matter and determined that under SFAS No. 109 it is appropriate to restate the Company's consolidated financial statements for the treatment of the deferred tax as follows:

   The original calculation of the deferred tax liability was incorrect and therefore has been reduced from $1,000 to $600. The corrected $600 deferred tax liability has been recorded as a deferred tax expense to discontinued operations in the third quarter of 2000 rather than as an adjustment to the Frontier acquisition purchase price (i.e., goodwill).

   This deferred tax expense and related liability restated in the third quarter of 2000 are completely reversed in the second quarter of 2001 to deferred tax benefit from discontinued operations. The corresponding current tax liability was offset by losses and other tax attributes of continuing operations in the fourth quarter of 2001.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


Sale of GlobalCenter

   In connection with the sale of GlobalCenter to Exodus discussed above, the Company recorded an $850 deferred tax liability pursuant to SFAS No. 109 as the Company's financial reporting basis exceeded its tax basis in its investment in GlobalCenter. The Company recorded the deferred tax liability as an adjustment to goodwill in the Frontier acquisition purchase price allocation, effective as of the date of the Frontier acquisition. The Company believed that, since the Company sold the business within one year of its acquisition, this temporary difference arose during the re-allocation period and the final allocation of purchase price in connection with the Frontier acquisition had yet to be recorded, recording the deferred tax liability as a purchase price adjustment to the Frontier acquisition was reasonable and appropriate. The Company also discussed this accounting for deferred taxes with its independent public accountant, Arthur Andersen, who concurred with this accounting treatment.

   The Company has since reassessed this matter and determined that under SFAS No. 109 it is appropriate to restate the Company's consolidated financial statement for the treatment of the deferred tax as follows:

   The original calculation of the deferred tax liability was incorrect and therefore has been reduced from $850 to $535. The corrected $535 deferred tax liability has been recorded as a deferred tax expense in the third quarter of 2000 rather than as an adjustment to the Frontier acquisition purchase price (i.e., goodwill).

   Due to the bankruptcy filing of Exodus in September 2001, the Company recorded a non-temporary write-down of the entire value of its investment in the common stock of Exodus (equal to $1,918) in the third quarter of 2001. As a result, the deferred tax expense and related liability restated in the third quarter of 2000 are completely reversed in the third quarter of 2001 to deferred tax benefit.

Global Marine Installation Revenue

   During the year ended December 31, 2000 and the nine months ended September 30, 2001, certain contractors that were responsible for constructing the Company's undersea systems subcontracted certain sub-sea cable laying and sub-sea cable burial work to GMS, a wholly-owned subsidiary of the Company. These subcontracting arrangements were entered into at arm's length between the contractors and GMS and were not bargained for in the course of the Company's negotiations with the contractors. Therefore, the Company believed that recognizing revenue at the consolidated level for these subcontracting services provided by GMS was reasonable and appropriate.

   The Company has since reassessed the accounting for these services provided by GMS, and determined that revenue should not have been recognized separately at the consolidated level for these subcontracting services. However, management has concluded that the impact to the Company's net loss was immaterial. Accordingly, the Company has restated its consolidated financial statements to eliminate the recognition of this revenue. The decreases in revenue were offset primarily by decreases in related operating expenses and, to a lesser extent, by the impact of other unrelated adjustments. The result of this restatement is a decrease in both revenue and other operating expenses of approximately $97 for the nine months ended September 30, 2001 and approximately $63 for the year ended December 30, 2000.

   The following tables set forth the effect of the restatements on the Company's consolidated statements of operations for the quarters ending September 30, 2001, June 30, 2001 and March 31, 2001 and for the year ended December 31, 2000, the consolidated statements of cash flows for the nine months ended September 30, 2001

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

and the year ended December 31, 2000 and consolidated balance sheets as of September 30, 2001, June 30, 2001, March 31, 2001 and December 31, 2000. The tables do not reflect the subsequent retroactive reclassification of AGC and IPC into discontinued operations or the reclassification of the extraordinary loss on the extinguishment of debt to "other income" and the related taxes to "income tax expense" in accordance with SFAS No. 145 (see Note 8). The consolidated balance sheet, statement of operations and statement of cash flows as of and for the nine months ended September 30, 2001 do not reflect the GMS installation and maintenance segment as part of the Company's continuing operations. The GMS installation and maintenance segment had been classified as a discontinued operation in the third quarter of 2001 due to the commencement of negotiations in October 2001 to sell GMS and exit this segment, which plans have since been terminated (see Note 8).

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


         CONDENSED CONSOLIDATED BALANCE SHEET AS AT SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                                           As
                                                                       Previously                As
                                                                        Reported  Adjustments Restated
                                                                       ---------- ----------- --------
ASSETS:
   Cash and cash equivalents..........................................  $ 2,260     $    --   $ 2,260
   Restricted cash and cash equivalents...............................      119          --       119
   Accounts receivable, net...........................................      506          --       506
   Other current assets and prepaid costs.............................      503         (51)      452
                                                                        -------     -------   -------
       Total current assets...........................................    3,388         (51)    3,337
   Property and equipment, net........................................   12,058        (956)   11,102
   Goodwill and intangibles, net......................................    8,291          --     8,291
   Other assets.......................................................    1,005        (104)      901
   Net assets of discontinued operations..............................      769          --       769
                                                                        -------     -------   -------
       Total assets...................................................  $25,511     $(1,111)  $24,400
                                                                        =======     =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Accounts payable...................................................  $   189     $    --   $   189
   Accrued construction costs.........................................      781          --       781
   Other current liabilities..........................................    2,020         (33)    1,987
                                                                        -------     -------   -------
       Total current liabilities......................................    2,990         (33)    2,957
   Long-term debt.....................................................    7,647          --     7,647
   Deferred revenue...................................................    2,758      (1,065)    1,693
   Deferred credits and other.........................................    1,244          73     1,317
                                                                        -------     -------   -------
       Total liabilities..............................................   14,639      (1,025)   13,614
                                                                        -------     -------   -------
MINORITY INTEREST.....................................................      828          --       828
                                                                        -------     -------   -------
MANDATORILY REDEEMABLE AND CUMULATIVE
  CONVERTIBLE PREFERRED STOCK.........................................    3,160          --     3,160
                                                                        -------     -------   -------
SHAREHOLDERS' EQUITY:
   Common stock, 3,000,000,000 shares authorized, par value $0.01 per
     share, 909,661,678 shares issued as of September 30, 2001........        9          --         9
   Treasury stock, 22,033,758 shares..................................     (209)         --      (209)
   Additional paid-in capital and other shareholders' equity..........   13,544          --    13,544
   Accumulated deficit................................................   (6,460)        (86)   (6,546)
                                                                        -------     -------   -------
                                                                          6,884         (86)    6,798
                                                                        -------     -------   -------
       Total liabilities and shareholders' equity.....................  $25,511     $(1,111)  $24,400
                                                                        =======     =======   =======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                              As
                                                          Previously                      As
                                                           Reported     Adjustments    Restated
                                                         ------------  ------------  ------------
REVENUES................................................ $        793  $        (49) $        744
OPERATING EXPENSES......................................        1,690           (45)        1,645
                                                         ------------  ------------  ------------
OPERATING LOSS..........................................         (897)           (4)         (901)
OTHER INCOME (EXPENSE)..................................       (2,155)           (2)       (2,157)
                                                         ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  BENEFIT FOR INCOME TAXES..............................       (3,052)           (6)       (3,058)
   Benefit for income taxes.............................          198           535           733
                                                         ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS.........................       (2,854)          529        (2,325)
   Discontinued operations, net of tax..................         (494)           --          (494)
                                                         ------------  ------------  ------------
NET LOSS................................................       (3,348)          529        (2,819)
   Preferred stock dividends............................          (59)           --           (59)
                                                         ------------  ------------  ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS.................. $     (3,407) $        529  $     (2,878)
                                                         ============  ============  ============
LOSS PER COMMON SHARE, BASIC AND DILUTED:
   Loss from continuing operations applicable to common
     shareholders....................................... $      (3.28) $       0.60  $      (2.68)
                                                         ============  ============  ============
   Loss from discontinued operations, net............... $      (0.56) $         --  $      (0.56)
                                                         ============  ============  ============
   Loss applicable to common shareholders............... $      (3.84) $       0.60  $      (3.24)
                                                         ============  ============  ============
   Shares used in computing basic and diluted loss per
     share..............................................  887,105,667   887,105,667   887,105,667
                                                         ============  ============  ============

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                                            As
                                                                        Previously                As
                                                                         Reported  Adjustments Restated
                                                                        ---------- ----------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................  $(4,594)    $1,050    $(3,544)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Income from discontinued operations.............................      (80)      (600)      (680)
       Impairment of long-lived assets.................................      545         --        545
       Loss on sale of ILEC............................................      208         --        208
       Gain on sale of GlobalCenter....................................      (82)        82         --
       Non-cash portion of restructuring costs.........................      116         --        116
       Gain on sale of marketable securities, net......................       (7)        --         (7)
       Loss on write down of investments...............................    2,106         --      2,106
       Equity in loss of affiliates....................................       47         --         47
       Depreciation and amortization...................................    1,168         (5)     1,163
       Provision for doubtful accounts.................................      105         --        105
       Stock related expenses..........................................       16         --         16
       Deferred income taxes...........................................     (415)      (535)      (950)
       Minority Interest...............................................     (129)        --       (129)
       Other...........................................................      (19)        --        (19)
       Changes in operating assets and liabilities.....................    1,433       (772)       661
                                                                         -------     ------    -------
          Net cash provided by (used in) operating activities..........      418       (780)      (362)
                                                                         -------     ------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.................................   (3,282)       780     (2,502)
   Proceeds from sale of ILEC..........................................    3,369         --      3,369
   Investments in and advances to/from affiliates, net.................      (65)        --        (65)
   Change in restricted cash and cash equivalents......................       27         --         27
   Sales (purchases) of marketable equity securities, net..............       61         --         61
                                                                         -------     ------    -------
          Net cash provided by investing activities....................      110        780        890
                                                                         -------     ------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net.........................        8         --          8
   Proceeds from long-term debt........................................    4,101         --      4,101
   Repayment of short-term borrowings..................................   (1,000)        --     (1,000)
   Repayment of long term debt.........................................   (2,694)        --     (2,694)
   Preferred dividends.................................................     (164)        --       (164)
   Minority interest investment in subsidiary..........................       10         --         10
   Other...............................................................      (20)        --        (20)
                                                                         -------     ------    -------
          Net cash provided by financing activities....................      241         --        241
                                                                         -------     ------    -------
CASH FLOWS FROM DISCONTINUED OPERATIONS................................       54         --         54
                                                                         -------     ------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................      823         --        823
CASH AND CASH EQUIVALENTS, beginning of period.........................    1,437         --      1,437
                                                                         -------     ------    -------
CASH AND CASH EQUIVALENTS, end of period...............................  $ 2,260     $   --    $ 2,260
                                                                         =======     ======    =======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


           CONDENSED CONSOLIDATED BALANCE SHEET AS AT JUNE 30, 2001
                                  (UNAUDITED)

                                                                           As
                                                                       Previously                As
                                                                        Reported  Adjustments Restated
                                                                       ---------- ----------- --------
ASSETS:
   Cash and cash equivalents..........................................  $ 1,923     $    --   $ 1,923
   Restricted cash and cash equivalents...............................      167          --       167
   Accounts receivable, net...........................................      758          --       758
   Other current assets and prepaid costs.............................      661         (33)      628
                                                                        -------     -------   -------
       Total current assets...........................................    3,509         (33)    3,476
   Property and equipment, net........................................   11,823        (822)   11,001
   Goodwill and intangibles, net......................................   10,085        (850)    9,235
   Other assets.......................................................    1,372        (106)    1,266
                                                                        -------     -------   -------
       Total assets...................................................  $26,789     $(1,811)  $24,978
                                                                        =======     =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term borrowings..............................................  $    61     $    --   $    61
   Accounts payable...................................................      344          --       344
   Accrued construction costs.........................................      942          --       942
   Other current liabilities..........................................    2,425         (33)    2,392
                                                                        -------     -------   -------
       Total current liabilities......................................    3,772         (33)    3,739
   Long-term debt.....................................................    6,048                 6,048
   Deferred revenue...................................................    2,694        (924)    1,770
   Deferred credits and other liabilities.............................    1,427        (239)    1,188
                                                                        -------     -------   -------
       Total liabilities..............................................   13,941      (1,196)   12,745
                                                                        -------     -------   -------
MINORITY INTEREST.....................................................      874          --       874
                                                                        -------     -------   -------
MANDATORILY REDEEMABLE AND CUMULATIVE
  CONVERTIBLE PREFERRED STOCK.........................................    3,159          --     3,159
                                                                        -------     -------   -------
SHAREHOLDERS' EQUITY:
   Common stock, 3,000,000,000 shares authorized, par value $0.01 per
     share, 908,681,193 shares issued as of June 30, 2001.............        9          --         9
   Treasury stock, 22,033,758 shares..................................     (209)         --      (209)
   Additional paid-in capital and other shareholders' equity..........   12,127          --    12,127
   Accumulated deficit................................................   (3,112)       (615)   (3,727)
                                                                        -------     -------   -------
                                                                          8,815        (615)    8,200
                                                                        -------     -------   -------
       Total liabilities and shareholders' equity.....................  $26,789     $(1,811)  $24,978
                                                                        =======     =======   =======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                       THREE MONTHS ENDED JUNE 30, 2001
                                  (UNAUDITED)

                                                              As
                                                          Previously                      As
                                                           Reported     Adjustments    Restated
                                                         ------------  ------------  ------------
REVENUES................................................ $      1,069  $        (13) $      1,056
OPERATING EXPENSES......................................        1,608           (16)        1,592
                                                         ------------  ------------  ------------
OPERATING LOSS..........................................         (539)            3          (536)
OTHER INCOME (EXPENSE)..................................          (97)           (1)          (98)
                                                         ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  BENEFIT FOR INCOME TAXES..............................         (636)            2          (634)
   Benefit for income taxes.............................           77            --            77
                                                         ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS.........................         (559)            2          (557)
   Discontinued operations, net of tax..................          (71)          600           529
                                                         ------------  ------------  ------------
NET LOSS................................................         (630)          602           (28)
   Preferred stock dividends............................          (59)           --           (59)
                                                         ------------  ------------  ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS.................. $       (689) $        602  $        (87)
                                                         ============  ============  ============
LOSS PER COMMON SHARE, BASIC AND DILUTED:
   Loss from continuing operations applicable to common
     shareholders....................................... $      (0.70) $         --  $      (0.70)
                                                         ============  ============  ============
   Loss from discontinued operations, net............... $      (0.08) $       0.68  $       0.60
                                                         ============  ============  ============
   Loss applicable to common shareholders............... $      (0.78) $       0.68  $      (0.10)
                                                         ============  ============  ============
   Shares used in computing basic and diluted loss per
     share..............................................  886,109,573   886,109,573   886,109,573
                                                         ============  ============  ============

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


           CONDENSED CONSOLIDATED BALANCE SHEET AS AT MARCH 31, 2001
                                  (UNAUDITED)

                                                                           As
                                                                       Previously                As
                                                                        Reported  Adjustments Restated
                                                                       ---------- ----------- --------
ASSETS:
   Cash and cash equivalents..........................................  $ 1,245     $    --   $ 1,245
   Restricted cash and cash equivalents...............................      139          --       139
   Accounts receivable, net...........................................      942          --       942
   Other current assets and prepaid costs.............................      737          --       737
                                                                        -------     -------   -------
       Total current assets...........................................    3,063          --     3,063
   Property and equipment, net........................................   10,915        (496)   10,419
   Goodwill and intangibles, net......................................   11,224      (1,850)    9,374
   Other assets.......................................................    2,361         (38)    2,323
   Net assets of discontinued operations..............................    2,464          --     2,464
                                                                        -------     -------   -------
       Total assets...................................................  $30,027     $(2,384)  $27,643
                                                                        =======     =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term borrowings..............................................  $ 1,000     $    --   $ 1,000
   Accounts payable...................................................      239          --       239
   Accrued construction costs.........................................      744          --       744
   Other current liabilities..........................................    2,602      (1,000)    1,602
                                                                        -------     -------   -------
       Total current liabilities......................................    4,585      (1,000)    3,585
   Long-term debt.....................................................    7,385          --     7,385
   Deferred revenue...................................................    2,243        (531)    1,712
   Deferred credits and other liabilities.............................    1,410         364     1,774
                                                                        -------     -------   -------
       Total liabilities..............................................   15,623      (1,167)   14,456
                                                                        -------     -------   -------
MINORITY INTEREST.....................................................      918          --       918
                                                                        -------     -------   -------
MANDATORILY REDEEMABLE AND CUMULATIVE
  CONVERTIBLE PREFERRED STOCK.........................................    3,159          --     3,159
                                                                        -------     -------   -------
SHAREHOLDERS' EQUITY:
   Common stock, 3,000,000,000 shares authorized, par value $0.01 per
     share, 907,727,383 shares issued as of March 31, 2001............        9          --         9
   Treasury stock, 22,033,758 shares..................................     (209)         --      (209)
   Additional paid-in capital and other shareholders' equity..........   13,009          --    13,009
   Accumulated deficit................................................   (2,482)     (1,217)   (3,699)
                                                                        -------     -------   -------
                                                                         10,327      (1,217)    9,110
                                                                        -------     -------   -------
       Total liabilities and shareholders' equity.....................  $30,027     $(2,384)  $27,643
                                                                        =======     =======   =======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE
                       THREE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

                                                              As
                                                          Previously                      As
                                                           Reported     Adjustments    Restated
                                                         ------------  ------------  ------------
REVENUES................................................ $      1,082  $        (48) $      1,034
OPERATING EXPENSES......................................        1,595           (50)        1,545
                                                         ------------  ------------  ------------
OPERATING LOSS..........................................         (513)            2          (511)
OTHER INCOME (EXPENSE)..................................          (95)           (1)          (96)
                                                         ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  BENEFIT FOR INCOME TAXES..............................         (608)            1          (607)
   Benefit for income taxes.............................           46            --            46
                                                         ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS.........................         (562)            1          (561)
   Discontinued operations, net of tax..................          (54)          (82)         (136)
                                                         ------------  ------------  ------------
NET LOSS................................................         (616)          (81)         (697)
   Preferred stock dividends............................          (59)           --           (59)
                                                         ------------  ------------  ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS.................. $       (675) $        (81) $       (756)
                                                         ============  ============  ============
LOSS PER COMMON SHARE, BASIC AND DILUTED:
   Loss from continuing operations applicable to common
     shareholders....................................... $      (0.70) $         --  $      (0.70)
                                                         ============  ============  ============
   Loss from discontinued operations, net............... $      (0.06) $      (0.09) $      (0.15)
                                                         ============  ============  ============
   Loss applicable to common shareholders............... $      (0.76) $      (0.09) $      (0.85)
                                                         ============  ============  ============
   Shares used in computing basic and diluted loss per
     share..............................................  884,702,182   884,702,182   884,702,182
                                                         ============  ============  ============

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


              CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31, 2000

                                                                           As
                                                                       Previously                As
                                                                        Reported  Adjustments Restated
                                                                       ---------- ----------- --------
ASSETS:
   Cash and cash equivalents..........................................  $ 1,477     $    --   $ 1,477
   Restricted cash and cash equivalents...............................      146          --       146
   Accounts receivable, net...........................................      880          --       880
   Other current assets and prepaid costs.............................      679          --       679
                                                                        -------     -------   -------
       Total current assets...........................................    3,182          --     3,182
   Property and equipment, net........................................   10,030          --    10,030
   Goodwill and intangibles, net......................................   11,481      (1,850)    9,631
   Other assets.......................................................    1,523          --     1,523
   Net assets of discontinued operations..............................    3,969          --     3,969
                                                                        -------     -------   -------
       Total assets...................................................  $30,185     $(1,850)  $28,335
                                                                        =======     =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Short-term borrowings..............................................  $ 1,000     $    --   $ 1,000
   Accounts payable...................................................      401          --       401
   Accrued construction costs.........................................      811          --       811
   Other current liabilities..........................................    2,455      (1,000)    1,455
                                                                        -------     -------   -------
       Total current liabilities......................................    4,667      (1,000)    3,667
                                                                        -------     -------   -------
   Long-term debt.....................................................    6,271          --     6,271
   Deferred revenue...................................................    1,700          --     1,700
   Deferred credits and other liabilities.............................    1,740         285     2,025
                                                                        -------     -------   -------
       Total liabilities..............................................   14,378        (715)   13,663
                                                                        -------     -------   -------
MINORITY INTEREST.....................................................      949          --       949
                                                                        -------     -------   -------
MANDATORILY REDEEMABLE AND CUMULATIVE
  CONVERTIBLE PREFERRED STOCK.........................................    3,158          --     3,158
                                                                        -------     -------   -------
SHAREHOLDERS' EQUITY:
   Common stock, 3,000,000,000 shares authorized, par value $0.01 per
     share, 906,339,273 shares issued as of December 31, 2000.........        9          --         9
   Treasury stock, 22,033,758 shares..................................     (209)         --      (209)
   Additional paid-in capital and other shareholders' equity..........   13,766          --    13,766
   Accumulated deficit................................................   (1,866)     (1,135)   (3,001)
                                                                        -------     -------   -------
                                                                         11,700      (1,135)   10,565
                                                                        -------     -------   -------
       Total liabilities and shareholders' equity.....................   30,185     $(1,850)  $28,335
                                                                        =======     =======   =======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR
                       THE YEAR ENDED DECEMBER 31, 2000

                                                           As Previously
                                                             Reported     Adjustments   As Restated
                                                           ------------- ------------  ------------
REVENUES.................................................. $      3,789  $        (63) $      3,726
OPERATING EXPENSES........................................        5,185           (63)        5,122
                                                           ------------  ------------  ------------
OPERATING LOSS............................................       (1,396)           --        (1,396)
OTHER INCOME (EXPENSE)....................................          (57)           --           (57)
                                                           ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  BENEFIT (PROVISION) FOR INCOME TAXES....................       (1,453)           --        (1,453)
   Benefit (Provision) for income taxes...................          145          (535)         (390)
                                                           ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS...........................       (1,308)         (535)       (1,843)
   Discontinued operations, net of tax....................         (308)         (600)         (908)
                                                           ------------  ------------  ------------
LOSS BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE CHANGE.......................................       (1,616)       (1,135)       (2,751)
   Extraordinary loss on retirement of debt. net of tax...          (42)           --           (42)
   Cumulative effect of change in accounting principle....           (9)           --            (9)
                                                           ------------  ------------  ------------
NET LOSS..................................................       (1,667)       (1,135)       (2,802)
   Charge for conversion of preferred stock...............          (92)           --           (92)
   Preferred stock dividends..............................         (221)           --          (221)
                                                           ------------  ------------  ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS.................... $     (1,980) $     (1,135) $     (3,115)
                                                           ============  ============  ============
LOSS PER COMMON SHARE, BASIC AND DILUTED:
   Loss from continuing operations applicable to common
     shareholders......................................... $      (1.92) $      (0.63) $      (2.55)
                                                           ============  ============  ============
   Discontinued operations................................ $      (0.36) $      (0.71) $      (1.08)
                                                           ============  ============  ============
   Extraordinary loss on retirement of debt, net of tax... $      (0.05) $         --  $      (0.05)
                                                           ============  ============  ============
   Cumulative effect of changes in accounting principles,
     net.................................................. $      (0.01) $         --  $      (0.01)
                                                           ============  ============  ============
   Loss applicable to common shareholders................. $      (2.35) $      (1.34) $      (3.69)
                                                           ============  ============  ============
   Shares used in computing basic and diluted loss per
     share................................................  844,153,231   844,153,231   844,153,231
                                                           ============  ============  ============

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


                   CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                       THE YEAR ENDED DECEMBER 31, 2000

                                                                                   As
                                                                               Previously                As
                                                                                Reported  Adjustments Restated
                                                                               ---------- ----------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss...................................................................  $(1,667)    $(1,135)  $(2,802)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Loss from discontinued operations......................................      308         600       908
       Cumulative effect of change in accounting principal....................        9          --         9
       Depreciation and amortization..........................................    1,381          --     1,381
       Extraordinary loss on retirement of debt...............................       42          --        42
       Gain from sale of subsidiary's common stock and related subsidiary
         stock sale transactions..............................................     (303)         --      (303)
       Stock related expenses.................................................       48          --        48
       Equity in loss of affiliates...........................................       67          --        67
       Provision for doubtful accounts........................................       72          --        72
       Deferred income taxes..................................................       38         535       573
       Minority interest (income) expense.....................................      (15)         --       (15)
       Other..................................................................       26          --        26
       Changes in operating assets and liabilities............................      905        (177)      728
                                                                                -------     -------   -------
          Net cash provided by operating activities...........................      911        (177)      734
                                                                                -------     -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment........................................   (4,289)        177    (4,112)
   Investments in and advances to/from affiliates, net........................     (110)         --      (110)
   Purchases of marketable securities, net....................................     (201)         --      (201)
   Proceeds from the sale of unconsolidated affiliates........................      164          --       164
   Change in restricted cash and cash equivalents.............................        9          --         9
                                                                                -------     -------   -------
          Net cash used in investing activities...............................   (4,427)        177    (4,250)
                                                                                -------     -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net................................      785          --       785
   Proceeds from issuance of preferred stock, net.............................    1,113          --     1,113
   Proceeds from short-term borrowings........................................    1,000          --     1,000
   Proceeds from long-term debt...............................................    2,093          --     2,093
   Repayment of long term debt................................................   (1,578)         --    (1,578)
   Preferred dividends........................................................     (193)         --      (193)
   Minority interest investment in subsidiary.................................      548          --       548
   Finance and organization costs incurred....................................      (48)         --       (48)
   Other......................................................................      (34)         --       (34)
                                                                                -------     -------   -------
          Net cash provided by financing activities...........................    3,686          --     3,686
                                                                                -------     -------   -------
CASH FLOWS FROM DISCONTINUED OPERATIONS.......................................     (323)         --      (323)
                                                                                -------     -------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................     (153)         --      (153)
CASH AND CASH EQUIVALENTS, beginning of period................................    1,630          --     1,630
                                                                                -------     -------   -------
CASH AND CASH EQUIVALENTS, end of period......................................  $ 1,477     $    --   $ 1,477
                                                                                =======     =======   =======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


5. RESTRUCTURING COSTS AND RELATED IMPAIRMENTS

   In August 2001, the Company announced that due to the duration and severity of the slowdown in the economy and the telecommunications industry, it would be necessary to reduce operating expenses as well as reduce and reprioritize capital expenditures in an effort to be in a position to benefit when the economy recovers. In an effort to address the Company's lowered profitability, during the year ended December 31, 2001, the Company's Board of Directors approved a restructuring plan to effectuate the realignment and integration of the Company's current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance, and sales and marketing. The realignment and integration resulted in the elimination of approximately 2,800 positions across a majority of the Company's business functions and job classes, including the Company's installation and maintenance segment, GMS. In addition, as part of the plan, the Company implemented a significant consolidation of offices and other related real estate facilities. As a result of these initiatives, the Company recorded a restructuring charge of $410 during the year ended December 31, 2001. The components of this charge consisted of $71 related to employee terminations, $270 related to facility closures, and $69 related to various other restructuring items.

   On January 28, 2002, the Company and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and subsequently filed the Plan of Reorganization. Throughout 2002, the Company continued its efforts to integrate functions within the Company to increase efficiencies and to reduce costs. As a result of these continued initiatives and adjustments to the plans adopted in 2001 due to the chapter 11 filing, the Company recorded a net restructuring charge of $95 which has been recorded as a reorganization item (see Note 21) during the year ended December 31, 2002. The components of this charge consist of $51 related to employee terminations, $51 related to facility closures, and a $(7) release of charges related to various other restructuring items.

   The employee-related costs included in the restructuring charges for the years ended December 31, 2002 and 2001 were $51 and $71, respectively. These were comprised primarily of severance-related payments and outplacement costs for all employees involuntarily terminated. These charges included $2 and $10 for 2002 and 2001, respectively, of termination-related benefits for employees in the installation and maintenance segment. Upon the Company's chapter 11 filing on January 28, 2002, severance payments for U.S. employees previously terminated were stayed and those employees filed claims with the Bankruptcy Court. As a result, the Company classified $24 of the employee-related restructuring liability as subject to compromise. In July of 2002, the Bankruptcy Court approved $3 of priority payments to 680 employees terminated within 90 days of the filing, reducing the employee-related subject to compromise liability to $21 at December 31, 2002. Upon consummation of the Plan of Reorganization, the Company intends to make an additional $2 of non-priority payments to 556 former employees terminated more than 90 days prior to the Company's bankruptcy filing but prior to receipt of their full severance benefit payout. These payments were approved by the Bankruptcy Court in 2002 subject to meeting certain conditions.

   The costs related to facility closures included in the restructuring charges for the years ended December 31, 2002 and 2001 were $51 and $270, respectively. In 2001, the $270 of costs are composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for 130 sites, offset by anticipated third-party sub-lease payments. It also includes impairment charges of $63 related to leasehold improvements and abandoned office equipment related to these facility closures. In 2002 the net costs related to facility closures are composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for an additional 133 sites, offset by anticipated third-party sub-lease payments. This includes $3 related to the closure of certain regional offices of the installation and maintenance segment. The initial charge recorded was further reduced by the release of the related reserve for United States facilities

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

rejected through the chapter 11 bankruptcy process and other sites terminated with the landlords. In 2002, the Company filed petitions in the court to reject the operating leases for 131 sites in the United States, resulting in a rejection claim liability of $66 as of December 31, 2002, included in "liabilities subject to compromise".

   The other costs included in the restructuring charges for the years ended December 31, 2002 and 2001 were $(7) and $69, respectively. The 2001 charge comprised primarily a $53 write-off of information systems that the Company would no longer be utilizing as a result of system integration. Approximately $7 of the 2002 charge was released due to a reevaluation of the hardware that could be integrated into other Company systems. The restructuring charges for the years ended December 31, 2002 and 2001 also include contract termination costs of $1 and $16, respectively.

   As of December 31, 2002, 247 sites, consisting of approximately 4 million square feet, have been vacated and approximately 5,300 employees have been terminated as a result of these restructuring plans. These adopted plans and the related liability include an additional 16 sites, consisting of approximately 118,000 square feet, identified for closure during 2003.

   As described in Note 3, effective January 1, 2003 the Company adopted SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002.

   The table below details the activity of the restructuring reserve in the accompanying consolidated balance sheets for the years ended December 31, 2002 and 2001:

                      Balance at January 1, 2001.. $  --
                      Additions:
                         Employee separations.....    71
                         Facility closings........   270
                         Other....................    69
                                                   -----
                                                     410
                                                   -----
                      Deductions:
                         Employee separations.....   (13)
                         Facility closings........   (62)
                         Other....................   (48)
                                                   -----
                                                    (123)
                                                   -----
                      Balance at December 31, 2001 $ 287
                                                   -----
                      Additions:
                         Employee separations.....    51
                         Facility closings........    51
                         Other....................    (7)
                                                   -----
                                                      95
                                                   -----
                      Deductions:
                         Employee separations.....   (80)
                         Facility closings........   (24)
                         Other....................    (5)
                                                   -----
                                                    (109)
                                                   -----
                      Balance at December 31, 2002 $ 273
                                                   =====

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   The restructuring reserve as of December 31, 2002 includes $103 classified as an "other liability" in liabilities subject to compromise (see Note 16).

6. IMPAIRMENT OF LONG-LIVED ASSETS

Installation and maintenance segment goodwill and other identifiable intangibles impairment

   On October 4, 2001, in accordance with Board of Directors authorization, the Company commenced negotiations to sell substantially all of GMS, the installation and maintenance segment of the Company, and permanently exit the installation and maintenance segment. Based on these events, the segment was classified as a discontinued operation commencing in the third quarter of 2001. In addition, in the third quarter of 2001, the Company recorded an impairment charge of $545 relating to the entire remaining net carrying value of goodwill and other identifiable intangibles remaining from the Company's acquisition of GMS on July 2, 1999, as these assets would not be realized through the sale of the business, based upon information available at the measurement date.

   The Company's Plan of Reorganization and purchase agreement with ST Telemedia contemplated that the Company would retain its non-core businesses previously being evaluated for disposal, including GMS. Therefore, the Company terminated its plans to exit this segment. Accordingly, this segment is no longer classified as a discontinued operation and the Company's consolidated financial statements have been reclassified to reflect GMS as part of continuing operations for all periods presented. The accounting for discontinued operations changed on January 1, 2002 as a result of SFAS No. 144; however, the transition rules for SFAS No. 144 provide that the accounting for discontinued operations that arose prior to January 1, 2002 would not have to conform with SFAS No. 144 until January 1, 2003. Therefore, as the decision to retain the segment occurred during 2002, all amounts have been reclassified into operations as required by EITF Issue No. 90-16 "Accounting for Discontinued Operations Subsequently Retained."

Fourth Quarter 2001 Impairment, Continuing Operations

   In the fourth quarter of 2001, a series of events transpired that resulted in changes in facts and circumstances that indicated to the Company that the net carrying value of its long-lived assets might be impaired. These "trigger" events included, but were not limited to: the continuing economic slowdown, change in the leadership of the Company in October 2001 followed by a significant cost reduction and restructuring effort across the entire business, the sale of three businesses by the Company between January 2001 and December 2001 (GlobalCenter, ILEC and IPC), the change in the business outlook due primarily to the overcapacity in the telecommunications market, negotiations for a waiver from the Company's secured lenders from potential violations of certain financial covenants, and difficulty in obtaining new revenue to fill the Company's recently completed global network. In addition, the Company signed several non-disclosure arrangements with several potential investors during the fourth quarter of 2001. In the strategic discussions with the potential investors, it was evident that the value they were attributing to the Company's business was below the existing net carrying value of the assets held.

   In addition, the Company filed for chapter 11 bankruptcy protection on January 28, 2002 and signed a letter of intent to be acquired by Hutchison and ST Telemedia. Negotiations continued with Hutchison and ST Telemedia until an agreement was reached on August 9, 2002 (as amended since in May 2003 to provide for ST Telemedia as the sole acquirer - see Note 2) to sell 61.5% of the New GCL's equity for $250. These events and the capital structure contemplated for the Company's planned reorganization also demonstrated impairments in the Company's long-lived asset carrying values.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   Due to these events the Company conducted an undiscounted cash flow analysis as of December 31, 2001, following the finalization of its revised business and financial plan for 2002 and beyond. The undiscounted cash flows calculated as a result of this revised model were not adequate to support the net carrying amount of long-lived assets. The fair values, as required by SFAS No. 121, did not consider the value of such assets in a forced sale or liquidation and were based primarily upon discounted estimated future cash flows and comparative market prices. The assumptions supporting the estimated future cash flows, including the discount rates and estimated terminal values used, reflect management's best available estimates. The discount rate used of 17% was primarily based upon the weighted-average cost of capital for comparable companies. The discounted cash flows attributable to continuing operations approximated the long-lived asset value inherent in the independently negotiated third party transaction with ST Telemedia. This was important to the Company in arriving at its conclusions on an appropriate impairment charge in the fourth quarter of 2001 as it believed the best indicator of fair value is usually reflected in a third party transaction in which assets are bought or sold between willing parties other than in a forced or liquidation sale.

   As a result of the cumulative impact of these facts, the Company recorded a long-lived asset impairment charge of $16,636 for continuing operations in the fourth quarter of 2001 in accordance with the guidelines set forth under SFAS No. 121, which resulted in a full write-off of goodwill and other identifiable intangibles ($8,028) and a remaining net carrying value of property and equipment for continuing operations of $1,000, following a tangible asset impairment charge of $8,608.

Fourth Quarter 2001 Impairment, Discontinued Operations

   AGC, which is reflected as a discontinued operation for all periods presented (see Note 8), performed a similar recoverability test on its long lived assets during the fourth quarter of 2001 due to changes in facts and circumstances including poor earnings performance, the continuing economic slowdown, and overcapacity in the telecommunications market, among other things. In addition, events transpired subsequent to December 31, 2001 that provided further evidence of the impairment event as of December 31, 2001. Specifically, AGC sold its interests in three joint ventures in April of 2002 for $120; PCL, filed for bankruptcy protection in July 2002 and was subsequently approved for sale in June 2003 for $63; and AGC filed for bankruptcy protection in November of 2002 and was subsequently approved for sale in March 2003 for $80.

   These events and conditions resulted in AGC and its subsidiaries, including PCL, conducting an undiscounted cash flow analysis as of December 31, 2001, following the finalization of AGC's revised business and financial plan for 2002 and beyond. The undiscounted cash flows calculated as a result of this revised model were not adequate to support the net carrying amount of long-lived assets. The discounted cash flows attributable to their operations approximated the long-lived asset value inherent in their independently negotiated third party transactions.

   The Company recorded an impairment charge during the fourth quarter of 2001 aggregating $2,399 in connection with AGC's long-lived assets. This impairment charge represented the shortfall between the long-lived asset net carrying values from the discounted future cash flow stream and the estimated long-lived asset fair value in the sales of AGC and its PCL subsidiary. The aggregate impairment charge of $2,399, which is included as "discontinued operations" in the accompanying consolidated statements of operations, included the following:

  . Full impairment aggregating $100 in goodwill and other identifiable intangibles;

  . Impairment charge of $2,299 in connection with AGC's tangible net assets, including PCL.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


7. MERGER

   The Company entered into a merger with IXnet, Inc. ("IXnet") and its parent company, IPC Communications, Inc. ("IPC") on June 14, 2000, which has been accounted for in the accompanying consolidated financial statements under the purchase method of accounting for business combinations in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations". The purchase price and net liabilities assumed for IXnet of $3,023 had been allocated to goodwill and other intangible assets and was being amortized on the straight-line method over a period of 10 years. However, as a result of the Company's impairment review and subsequent adjustment recorded in the fourth quarter of 2001, the remaining goodwill and intangible asset value resulting from the merger was completely written-off as of December 31, 2001 (see Note 6).

Pro Forma Condensed Financial Information

   The following unaudited pro forma condensed consolidated financial information of the Company has been prepared to demonstrate the results of operations had the acquisition of the non-Asian operations of IXnet been completed at the beginning of the period presented.

   The pro forma information does not attempt to show how the Company, after effecting the transaction described above, would actually have performed if the transaction occurred prior to the commencement of this period. If the transaction had actually occurred in a prior period, the financial performance of the Company and its constituent businesses would likely have been different. The pro forma financial information is not necessarily indicative of the future results that the Company would have experienced after the completion of this transaction.

                                                              December 31,
                                                                  2000
                                                              ------------
                                                              (unaudited)
    Revenues................................................. $      3,526
                                                              ============
    Loss from continuing operations.......................... $     (1,825)
                                                              ============
    Net loss................................................. $     (2,848)
                                                              ============
    Loss from continuing operations applicable to common
      Shareholders........................................... $     (2,139)
                                                              ============
    Loss applicable to common shareholders................... $     (3,162)
                                                              ============
    Loss per common share:
    Loss from continuing operations applicable to common
      shareholders basic and diluted......................... $      (2.53)
                                                              ============
    Loss applicable to common shareholders basic and diluted. $      (3.75)
                                                              ============
    Shares used in computing loss per share basic and diluted  844,153,231
                                                              ============

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


8. DISCONTINUED OPERATIONS AND DISPOSITIONS

Asia Global Crossing ("AGC")

   On November 24, 1999, the Company entered into an agreement with Softbank Corp. and Microsoft Corporation to establish the AGC joint venture. The Company contributed to the joint venture its development rights in East Asia Crossing ("EAC"), an approximately 11,000 mile undersea network that would link several countries in eastern Asia, and its then 58% interest in Pacific Crossing ("PC-1"), an undersea system connecting the United States and Japan. Softbank Corp. and Microsoft Corporation each contributed $175 in cash to AGC and together committed to purchases of at least $200 in capacity on the Global Crossing network over a three-year period. AGC was established as a pan-Asian telecommunications carrier providing Internet, data and voice services to wholesale and business customers.

   On January 12, 2000, the Company established a joint venture, Hutchison Global Crossing ("HGC"), with Hutchison Whampoa Limited ("Hutchison Whampoa") to pursue fixed-line telecommunications and Internet opportunities in Hong Kong. For its 50% share, Hutchison Whampoa contributed to the joint venture its building-to-building fixed-line telecommunications network in Hong Kong and a number of Internet-related assets. In addition, Hutchison Whampoa agreed that any fixed-line telecommunications activities it pursues in China would be carried out by the joint venture. For its 50% share, the Company provided to Hutchison Whampoa $400 in Global Crossing 6 3/8% convertible preferred stock (convertible into shares of Global Crossing common stock at a rate of $45 per share) and committed to contribute to the joint venture international telecommunications capacity rights on its network and certain media distribution center capabilities, which together were valued at $350, as well as $50 in cash.

   On October 12, 2000, AGC completed its initial public offering ("IPO") of shares of common stock and the Company contributed to AGC its 50% interest in HGC and its 49% interest in Global Access Limited ("GAL"). After giving effect to the initial public offering and related transactions, the Company's economic interest in AGC was reduced to 56.9% from a pre-IPO level of 93%. The Company recognized a gain of $303, net of related expenses, on the IPO and related subsidiary stock sale transaction in accordance with SAB No. 51.

   On April 25, 2002, AGC and Vectant, a wholly owned subsidiary of Marubeni, announced a restructuring of their two joint ventures, PCL and GAL. Upon completion of the restructuring (including the exercise of the option described below), AGC indirectly owned 100 percent of PCL, the owner of the Pacific Crossing transpacific cable system, and Vectant owned 100% of GAL, a terrestrial network provider in Japan. As part of the realignment, Vectant purchased from AGC a GAL shareholder loan receivable for approximately $23 and the two companies entered into a new commercial relationship. Under the terms of the restructuring agreement, AGC transferred its 49 percent interest in GAL to Vectant and Vectant transferred a 20% stake in PCL to AGC. In addition, Vectant granted AGC a call option to purchase Vectant's remaining 15.5 percent interest in PCL, exercisable when certain conditions were satisfied. No significant gain or loss was recognized on such transactions as both entities had a minimal fair value.

   On April 30, 2002, AGC agreed to sell its interest in three joint ventures for $120 in cash to its partner Hutchison Whampoa. The sale included its 50 percent interest in each of HGC, the Hong Kong fixed-line telecommunications company, and Hutchison GlobalCenter, an internet data center company, as well as its 42.5 percent interest in ESD Services, an e-commerce operator. As AGC had recorded a $450 impairment of such interests in 2001 in accordance with APB No. 18, there was no gain or loss recognized on such transactions in 2002.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   On November 17, 2002, AGC and one of its wholly owned subsidiaries, Asia Global Crossing Development Company ("AGCDC"), filed voluntary petitions for relief under the Bankruptcy Code. On the same date, AGC commenced joint provisional liquidation cases in Bermuda. Similarly, on July 19, 2002, PCL, a majority owned subsidiary of AGC and operator of PC-1, and certain of its subsidiaries filed voluntary petitions for relief under the Bankruptcy Code. On the same date, PCL commenced joint provisional liquidation cases Bermuda. AGC's and PCL's bankruptcy cases are being administered separately and are not consolidated with the GC Debtors' chapter 11 cases.

   As a result of the chapter 11 petitions, the Company's ability to exert control and exercise influence over AGC's and PCL's management decisions through its equity interest was substantially eliminated. Furthermore, the nature of the reorganization plans of AGC and PCL were such that the Company would no longer have access to or a continuing involvement in the businesses of AGC and PCL. Due to the Company's loss of control and lack of continuing involvement in AGC's and PCL's operations, the Company effectively disposed of its rights and obligations by abandoning its equity ownership effective on the date of AGC's and PCL's chapter 11 petitions. AGC and PCL have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144. As a result of the abandonment, the Company recognized a gain of approximately $1,184 in the accompanying statement of operations for the year ended December 31, 2002, representing its interest in AGC's cumulative net loss at the time.

   On March 11, 2003, Asia Netcom, a company organized by China Netcom Corporation (Hong Kong) on behalf of a consortium of investors, acquired substantially all of AGC's operating subsidiaries (except PCL) in a sale pursuant to the Bankruptcy Code. On June 11, 2003, AGC's and AGCDC's bankruptcy cases were converted from reorganizations under chapter 11 of the Bankruptcy Code to chapter 7 liquidation proceedings. The Company no longer had control or effective ownership in any of the assets formerly operated by AGC effective as of AGC's bankruptcy petition. No recovery is expected for AGC's shareholders, including the Company.

   On April 15, 2003, PCL entered into an asset purchase agreement pursuant to which it agreed to sell substantially all of its assets, including PC-1, to Pivotal Telecom, LLC ("Pivotal") for $63. In June 2003, the United States Bankruptcy Court of Delaware approved the sale pursuant to sections 363 and 365 of the Bankruptcy Code. The Company will receive no recovery in its capacity as an indirect equity holder in PCL.

IPC and IXnet Asia

   On July 10, 2001, the Company exchanged the Asian operations of IXnet and IPC as well as the Company's territorial rights in Australia and New Zealand with AGC for 26.8 million shares of AGC common stock. This increased the Company's ownership in AGC by 2% to 58.9% at the time of the transaction closing. The transaction had no impact on consolidated results as the transaction was accounted for in accordance with AICPA Interpretation No. 39 of APB No. 16 "Transfers and Exchanges Between Companies Under Common Control". The transaction was undertaken to delineate the geographic responsibilities of the Company and AGC.

   On October 4, 2001, the Company's Board of Directors approved a plan to divest IPC, a non-core operation. As described in Note 7, the Company had acquired IPC and its wholly-owned subsidiary IXnet in a merger transaction on June 14, 2000. IPC designs, manufactures, installs and services turret systems, which provide desktop access to time-sensitive voice communications and data for the financial services community. IXnet was

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

not included in the plan of disposal. On November 16, 2001, the Company entered into an agreement to sell IPC to an investment group led by Goldman Sachs Capital Partners 2000 for an aggregate purchase price of $360 in cash less certain holdback requirements and working capital and purchase price adjustments as stipulated in the agreement. On December 20, 2001, the transaction closed, resulting in cash proceeds to the Company of $301, net of $22 paid directly to AGC, deal costs of $8, working capital adjustments paid at closing of $9 and holdback requirements of $20. The $301 in net proceeds was placed directly into a restricted cash account for the benefit of the administrative agent to the Senior Secured Corporate Credit Facility in accordance with the terms of the Bank Waiver that the Company negotiated with its lenders at that time. The Company recorded an after tax loss on the sale of IPC of approximately $120, which is reflected in the results from discontinued operations for the year ended December 31, 2001. The operating results and financial position of IPC from June 14, 2000, the date of acquisition, through December 20, 2001 are accounted for as discontinued operations in the accompanying consolidated financial statements.

Incumbent local exchange carrier business

   On June 29, 2001, the Company completed the sale of its incumbent local exchange carrier ("ILEC") business, acquired as part of its acquisition of Frontier Corporation in September 1999, to Citizens Communications Company ("Citizens"). The sale of the ILEC resulted from the consummation of the Stock Purchase Agreement, dated as of July 11, 2000 (the "Agreement"), as amended, among GCL, GCNA, and Citizens. In April 2001, the Company and Citizens amended the Stock Purchase Agreement to provide for, among other things, (i) an acceleration of the anticipated closing date for the transaction and (ii) an adjustment to the purchase price, reflecting a reduction in the amount of cash to be received by the Company at closing in connection with the transaction from $3,650 to $3,500, subject to adjustments concerning closing date liabilities and working capital balances, and a $100 credit, subsequently reduced in July 2002 to $65, which would be applied against future services to be rendered to Citizens over a five year period. Pursuant to the transaction, the parties also entered into an agreement under which Citizens would purchase long distance services from the Company for resale to the ILEC's customers. In connection with this sale, the associated pension assets and related liabilities were to be transferred to Citizens. As a result of the Company's bankruptcy filing, the transfer of the pension assets and related liability was delayed pending approval of the Bankruptcy Court. While the transfer of the pension assets and related liabilities was delayed, the Company segregated the assets related to the ILEC employees during 2001. In December, 2002, the Bankruptcy Court approved the transfer of the pension assets and related liabilities to Citizens, with the actual transfer of the assets occurring in February 2003. The sale of the ILEC to Citizens, which was subject to both Federal and state regulatory approvals, closed on June 29, 2001. As a result of customary adjustments based on closing date liabilities and working capital balances, the Company received cash proceeds of $3,369 at closing and recorded an after-tax loss from the sale of approximately $206. As disclosed in Note 4, the Company restated the results of discontinued operations related to the loss on the sale of discontinued operations and the related deferred income taxes in connection with the Company's initial accounting for the disposition of the ILEC.

GlobalCenter

   During September 2000, the Company entered into a definitive merger agreement under which Exodus Communications, Inc. ("Exodus") would acquire the Company's web hosting services division, GlobalCenter. As a result of this transaction, the Company exited the web-hosting business and has restated its consolidated financial statements to reflect the financial position and results of operations of GlobalCenter as a discontinued operation for all periods presented since the date of acquisition.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   On January 10, 2001, the Company completed the sale of GlobalCenter to Exodus for 108.15 million shares of Exodus common stock. As disclosed in Note 4, the Company restated the results of discontinued operations related to the gain on the sale of discontinued operations and the related deferred income taxes in connection with the Company's initial accounting for the disposition of GlobalCenter. As a result of the restatement there is no gain on the disposal of GlobalCenter. The value of the Exodus shares acquired was $1,918, based on the closing sales price of Exodus common stock prior to the closing of the transaction. Due to a constant decline in the value of the Company's investment in Exodus during the first three quarters of 2001, economic conditions in the marketplace during the second half of 2001, and the filing of bankruptcy protection by Exodus on September 26, 2001, management concluded that the impairment was other than temporary and wrote-off the full value of this security resulting in a charge of $1,918 which has been included in the Company's consolidated results of operations for the year ended December 31, 2001. The Company's beneficial ownership was less than 20% and the Company had no significant influence over Exodus. The accompanying consolidated financial statements reflect the operating results and financial position of GlobalCenter as discontinued operations for all periods presented.

   The following is a summary of the operating results and net assets of AGC, IPC, ILEC and GlobalCenter included in discontinued operations for the years ended December 31, 2002, 2001 and 2000:

                                                       December 31, December 31,
                                                           2002         2001
                                                       ------------ ------------
Balance Sheet Data:
   Current assets of discontinued operations..........     $--        $   616
   Property, plant and equipment......................      --            143
   Other assets.......................................      --            102
                                                           ---        -------
      Total assets of discontinued operations.........      --            861
                                                           ---        -------
   Current liabilities of discontinued operations.....      --            574
   Long-term debt.....................................      --          1,050
   Deferred revenue...................................      --            236
   Other long term assets.............................      --             31
                                                           ---        -------
      Total liabilities of discontinued operations....      --          1,891
                                                           ---        -------
   Net liabilities of discontinued operations.........     $--        $(1,030)
                                                           ===        =======

                                                                                                  December 31,
                                                                        December 31, December 31,     2000
                                                                            2002         2001      (Restated)
                                                                        ------------ ------------ ------------
Income Statement Data:
   Revenue.............................................................    $   93      $   743      $ 1,157
   Operating expenses..................................................      (205)        (823)      (1,484)
   Asset impairment charges............................................        --       (2,399)          --
                                                                           ------      -------      -------
   Operating loss......................................................      (112)      (2,479)        (327)
   Minority interest in net loss.......................................         1          949           15
   Interest income (expense), net......................................       (93)          (8)          15
   Other expenses, net.................................................       (30)        (591)         (42)
   Benefit (provision) for income taxes................................        --          539         (669)
                                                                           ------      -------      -------
   Loss from discontinued operations, net of tax.......................      (234)      (1,590)      (1,008)
   Gain (loss) on disposal/abandonment of discontinued operations, net
     of tax of $1,035 in 2001..........................................     1,184         (326)          --
                                                                           ------      -------      -------
      Discontinued operations, net.....................................    $  950      $(1,916)     $(1,008)
                                                                           ======      =======      =======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


Certain Former Discontinued Operations Subsequently Retained: GMS

   In accordance with board authorization on October 4, 2001, the Company commenced negotiations to sell substantially all of GMS and permanently exit the installation and maintenance segment. Based on these events, the segment was classified as a discontinued operation commencing in the third quarter of 2001. However, both the Company's Plan of Reorganization and Purchase Agreement with STT contemplate that the Company will retain its non-core businesses previously being evaluated for disposal, including GMS. Therefore, the Company terminated its plans to exit this segment. Accordingly, this segment is no longer classified as a discontinued operation and the Company's consolidated financial statements have been reclassified to reflect GMS as part of continuing operations for all periods presented. The accounting for discontinued operations changed on January 1, 2002 as a result of SFAS No. 144; however, the transition rules for SFAS No. 144 provide that the accounting for discontinued operations that arose prior to January 1, 2002 would not have to conform with SFAS No. 144 until January 1, 2003. Therefore, as the decision to retain the segment occurred during 2002 all amounts have been reclassified into continuing operations in accordance with EITF Issue No. 90-16 "Accounting for Discontinued Operations Subsequently Retained."

Discontinued Operations and Extraordinary Loss Reclassification for the Year Ended December 31, 2000

   As previously discussed, the operating results of AGC and IPC have been retroactively reclassified to discontinued operations in the consolidated financial statements for the years ended December 31, 2002, 2001, and 2000 in accordance with SFAS No. 144. The Company's predecessor auditor has ceased its operations and these modifications are required to be reported upon by the Company's successor auditor. This disclosure is required under those standards to reflect the impact of the modifications on the consolidated financial statements reported on by a predecessor auditor that has ceased to exist. The following table sets forth the effect of this retroactive reclassification on the consolidated statements of operations, after the restatement described in
Note 4, for the year ended December 31, 2000.

   As discussed in Note 3, in the fourth quarter of 2002 the Company adopted SFAS No. 145, which requires reclassification of the extraordinary loss on the extinguishment of debt recognized during the year ended December 31, 2000 to "other income" and the related taxes to "income tax expense".

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


                      CONDENSED CONSOLIDATED STATEMENT OF
                OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                          Discontinued
                                                                         Operations and
                                                               As         Extraordinary      As Restated
                                                          Restated (see       Loss              after
                                                             Note 4)    Reclassifications Reclassifications
                                                          ------------- ----------------- -----------------
REVENUES................................................. $      3,726    $       (221)     $      3,505
OPERATING EXPENSES.......................................        5,122            (299)            4,823
                                                          ------------    ------------      ------------
OPERATING LOSS...........................................       (1,396)             78            (1,318)
OTHER INCOME (EXPENSE)...................................          (57)            (34)              (91)
                                                          ------------    ------------      ------------
LOSS FROM CONTINUING OPERATIONS BEFORE
  BENEFIT (PROVISION) FOR INCOME TAXES...................       (1,453)             44            (1,409)
   Benefit (Provision) for income taxes..................         (390)             14              (376)
                                                          ------------    ------------      ------------
LOSS FROM CONTINUING OPERATIONS..........................       (1,843)             58            (1,785)
   Discontinued operations, net of tax...................         (908)           (100)           (1,008)
                                                          ------------    ------------      ------------
LOSS BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE CHANGE .....................................       (2,751)            (42)           (2,793)
   Extraordinary loss on retirement of debt. net of tax..          (42)             42                --
   Cumulative effect of change in accounting principle...           (9)             --                (9)
                                                          ------------    ------------      ------------
NET LOSS.................................................       (2,802)             --            (2,802)
   Preferred stock dividends.............................         (221)             --              (221)
   Charge for conversion of preferred stock..............          (92)             --               (92)
                                                          ------------    ------------      ------------
LOSS APPLICABLE TO COMMON SHAREHOLDERS................... $     (3,115)   $         --      $     (3,115)
                                                          ============    ============      ============
LOSS PER COMMON SHARE, BASIC AND DILUTED:
   Loss from continuing operations applicable to common
     shareholders........................................ $      (2.55)   $       0.06      $      (2.49)
                                                          ============    ============      ============
   Discontinued operations............................... $      (1.08)   $      (0.11)     $      (1.19)
                                                          ============    ============      ============
   Extraordinary loss on retirement of debt, net of tax.. $      (0.05)   $       0.05      $         --
                                                          ============    ============      ============
   Cumulative effect of change in accounting principles,
     net................................................. $      (0.01)   $         --      $      (0.01)
                                                          ============    ============      ============
   Loss applicable to common shareholders................ $      (3.69)   $         --      $      (3.69)
                                                          ============    ============      ============
   Shares used in computing basic and diluted loss per
     share...............................................  844,153,231     844,153,231       844,153,231
                                                          ============    ============      ============

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


9. ACCOUNTS RECEIVABLE

   Accounts receivable consist of the following:

                                               December 31, December 31,
                                                   2002         2001
                                               ------------ ------------
        Accounts receivable...................
           Billed.............................    $ 493        $ 728
           Unbilled...........................      123          218
                                                  -----        -----
        Total accounts receivable.............      616          946
           Allowances.........................     (134)        (128)
                                                  -----        -----
        Accounts receivable, net of allowances    $ 482        $ 818
                                                  =====        =====

   The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. The Company is exposed to concentrations of credit risk from other telecommunications providers (see Note
3).

10. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                  December 31, 2002
                                      -----------------------------------------
                                                                          Net
                                      Carrying Accumulated               Book
                                       Value   Depreciation  Impairment  Value
                                      -------- ------------ ------------ ------
Land................................. $     4    $    --      $    --    $    4
Buildings............................      70         (3)          --        67
Leasehold improvements...............      42         (5)          --        37
Furniture, fixtures and equipment....      60        (11)          --        49
Transmission equipment...............     821        (82)          --       739
Vessels and marine equipment.........      95         (5)          --        90
Construction in progress.............      73         --           --        73
                                      -------    -------      -------    ------
   Total property and equipment, net. $ 1,165    $  (106)     $    --    $1,059
                                      =======    =======      =======    ======

                                                  December 31, 2001
                                      -----------------------------------------
                                                                          Net
                                      Carrying Accumulated   Impairment  Book
                                       Value   Depreciation (see Note 6) Value
                                      -------- ------------ ------------ ------
Land................................. $    30    $    --      $   (26)   $    4
Buildings............................     360        (25)        (287)       48
Leasehold improvements...............     448        (76)        (333)       39
Furniture, fixtures and equipment....     839       (291)        (515)       33
Transmission equipment...............   9,241     (1,656)      (6,800)      785
Vessels and marine equipment.........     704       (274)        (358)       72
Construction in progress.............     288         --         (269)       19
                                      -------    -------      -------    ------
   Total property and equipment, net. $11,910    $(2,322)     $(8,588)   $1,000
                                      =======    =======      =======    ======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

   Assets recorded under capital lease agreements included in property and equipment consisted of $40 and $414 of cost less accumulated amortization and impairment charges of $3 and $379 at December 31, 2002 and 2001, respectively.

   During the years ended December 31, 2002 and 2001, respectively, the Company recorded $0 and $91 of capitalized interest to property and equipment.

   Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $137, $968 and $818, respectively. Included in depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $0, $16 and $219, respectively, of non-cash cost of capacity sold.

11. INVESTMENTS IN AND ADVANCES TO/FROM AFFILIATES, NET

   The Company's investment in affiliates consists of the following:

                                                               December 31,
                                                               ------------
                                                               2002   2001
                                                               ----   ----
        S. B. Submarine Systems Company Ltd................... $32    $29
        NTT World Engineering Marine Corporation Inc..........   4      8
        International Cableship Pte Ltd.......................  21     16
        Other investments and advances to/from affiliates, net  (4)    17
                                                               ---    ---
               Total.......................................... $53    $70
                                                               ===    ===

   The following investments in affiliates were acquired on July 2, 1999 as a result of the acquisition of GMS and are accounted for under the equity method of accounting.

S. B. Submarine Systems Company Ltd.

   The Company established S.B. Submarine Systems Company Ltd. ("SBSS") with China Telecom to provide route surveys and installation and maintenance services for submarine cable systems principally in China and the Asia-Pacific region. The Company has a 49% interest in SBSS.

NTT World Engineering Marine Corporation Inc.

   The Company established NTT World Engineering Marine Corporation Inc. ("NTTWEM") with NTT Communications to provide cable installation and repair services in the Far East and Southeast Asia regions. The Company has a 25% interest in NTTWEM.

International Cableship Pte Ltd.

   The Company established International Cableship Pte Ltd. ("ICPL") with Singapore Telecom and ASEAN Cableship Pte Ltd. to provide cable maintenance in South East Asia and the Indian Ocean. The Company has a 30% interest in ICPL. ICPL's cash flow and future profitability is dependent on revenues generated under ship leases with two customers, one of which is GMS.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


12. OTHER CURRENT LIABILITIES

   At December 31, 2002 and 2001, other current liabilities consisted of the following:

                                                                           December 31,
                                                                           -----------
                                                                           2002   2001
                                                                           ----  ------
Accrued liabilities....................................................... $189  $  446
Accrued operations, administration & maintenance costs....................   23      34
Accrued payroll and related benefits......................................   91      73
Accrued installation project costs........................................   17      64
Restructuring reserves....................................................  170     287
Accrued interest and dividends............................................   --     130
Deferred revenue..........................................................  274     317
Taxes payable.............................................................   50     239
Current portion of capital lease obligations and inland service agreements   19      22
Merger and exited business reserves.......................................   34     202
Other.....................................................................   31      28
                                                                           ----  ------
   Total other current liabilities........................................ $898  $1,842
                                                                           ====  ======

13. DEBT

   At December 31, 2002 and 2001, the outstanding debt obligations of GCL and its subsidiaries consisted of the following:

                                                                                            December 31,
                                                               Fiscal Year                ----------------
                                                                Maturity   Interest Rates   2002     2001
                                                               ----------- -------------- -------  -------
Senior notes.................................................. 2004 - 2009  7.25%--9.63%  $ 4,100  $ 4,100
Credit facilities............................................. 2004 - 2006    Floating      2,211    2,203
Dealer remarketable securities................................    2003         6.00%          200      200
Other debt.................................................... 2004 - 2021  8.80%--9.30%      130      120
Total debt....................................................                              6,641    6,623
Less: discount on long-term debt, net.........................                                 --      (34)
Liabilities subject to compromise.............................                             (6,641)      --
Long-term debt in default, reclassified to current liabilities
  not subject to compromise...................................                                 --   (6,589)
                                                                                          -------  -------
   Long-term debt, net of discount............................                            $    --  $    --
                                                                                          =======  =======

   The contractual principal maturities of long-term debt for the five years subsequent to 2002 were: 2003--$14; 2004--$1,986; 2005--$269; 2006--$1,172;
2007--$1,000; 2008 and later--$2,200. As a result of the Company's bankruptcy, all of the above debt will be canceled upon the effective date of the Plan of Reorganization. All of the foregoing amounts are pre-petition obligations classified as subject to compromise in the accompanying December 31, 2002 balance sheet. The $6,589 of long-term debt as at December 31, 2001 is classified as current due to the Company being in default of the loan covenants as a result of the Company's bankruptcy filing on January 28, 2002.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


Liabilities Subject to Compromise

   On January 28, 2002, the Company filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. In accordance with SOP 90-7, the Company's long-term and short-term debt has been reclassified to "liabilities subject to compromise". Prior to the Commencement Date, the Company's primary sources of working capital had been cash flows from operations and borrowings from the issuance of "senior notes" and amounts received from "credit facilities". Due to the proceedings under chapter 11, the Company is in default on its debt agreements. While operating under chapter 11, the Company is prohibited from paying interest due under the terms of the debt covenants on pre-petition debts. As a result, the Company ceased accruing interest on all long-term debt subject to compromise, also in accordance with SOP 90-7. On a combined GC Debtor basis, third-party contractual interest expense, not accrued or recorded, totaled $519 for the period January 28, 2002 to December 31, 2002. See Note 2 for further discussion of the Company's bankruptcy.

Senior Notes

   On January 29, 2001, GCHL completed a private offering of $1,000 in aggregate principal amount of 8.70% Senior Notes due 2007. The net proceeds from the offering were used to refinance existing indebtedness under the "Credit Facilities" described below.

   On November 12, 1999, GCHL issued two series of senior unsecured notes. The 9 1/8% senior notes were due November 15, 2006 with a face value of $900 and the 9 1/2% senior notes were due November 15, 2009 with a face value of $1,100. Interest on the notes was due May 15 and November 15 of each year, beginning on May 15, 2000.

   On May 18, 1998, GCHL issued 9 5/8% senior notes due May 15, 2008, with a face value of $800. Interest on the notes was due May 15 and November 15 of each year.

   On September 30, 1999, the Company acquired Frontier Corporation ("Frontier") resulting in Frontier becoming a wholly owned subsidiary of the Company. At the date of acquisition, Frontier had issued and outstanding $300 of 7 1/4% Senior Notes due May 14, 2004. Interest on the notes was due May 15 and November 15 each year.

Guarantee of Subsidiary Debt

   As described above, GCHL currently has outstanding four classes of public indebtedness. These securities include (i) $900 of 9 1/8% Senior Notes due 2006, (ii) $800 of 9 5/8% Senior Notes due 2008, (iii) $1,100 of 9 1/2% Senior
Notes due 2009 and (iv) $1,000 of 8.70% Senior Notes due 2007. Each class of debt securities is fully and unconditionally guaranteed by the Company. In addition, GCL has no independent assets or operations; and subsidiaries of the Company other than GCHL are minor.

Credit Facilities

   On July 2, 1999, the Company, through GCHL and GCNA, entered into a $3,000 senior secured corporate credit facility (as amended, the "Corporate Credit Facility") with several lenders. In August 2000, the Company amended and restated the terms of the existing senior secured credit agreement, increasing the total remaining amount of the Corporate Credit Facility from $1,000 to $2,250. As amended, the Corporate Credit Facility consisted of a $1,000 revolving credit facility due July 2004, a $700 revolving term facility that converted to a term loan with a maturity date in July 2004 and a $550 term loan with a maturity date in June 2006. At December 31, 2002 and 2001, the amount outstanding under the Corporate Credit Facility was $2,211 and $2,203, respectively, which was the full amount available less letters of credit issued thereunder.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   In October 2000, the Company, through a direct subsidiary of GCNA, entered into a $1,000 unsecured credit facility ("Bridge Loan"). Proceeds from the Bridge Loan were used to repay approximately $768 of outstanding indebtedness incurred in connection with an acquisition of Racal Telecom in November 1999 and for general corporate purposes. The Bridge Loan was funded through a commercial paper conduit. Interest was payable at LIBOR plus 1.00%. In June 2001, the Company completed the sale of its ILEC business to Citizens Communication (see Note 8). Proceeds from the sale were used to repay the $1,000 Bridge Loan. Additional proceeds were used to reduce the outstanding borrowings under the Corporate Credit Facility and for general corporate purposes

Dealer Remarketable Securities ("DRS")

   The 6% DRS were originally issued by Frontier and were outstanding at the date of acquisition. Interest was payable on April 15 and October 15 each year. The holders of these notes had the right to put the notes back to the Company in October 2003, depending on the interest rate environment at that time. In October 2001, due to the reduction of the Company's credit ratings, the put option was terminated by the noteholders and the maturity date was accelerated from October 2013 to October 2003. As a result, the Company paid $14, the present value of the put option on that date, to the noteholders. This payment was offset by the unamortized balance of $7 of the put option proceeds received by the Company on the DRS issuance date resulting in $7 of "other expense."

Other borrowings

   At December 31, 2002 the Company had a $10 short-term bank loan bearing interest at 8.8% per annum. The short-term loan was used by the Company to secure a letter of credit in favor of the Peruvian Government for import duties. This loan is classified within "liabilities subject to compromise" at December 31, 2002. In addition, at December 31, 2002 and 2001, $20 of 9.3% medium term notes and $100 of 9% Debentures due 2021, both issued by Frontier prior to the date of acquisition, remained outstanding.

Debt Covenants

   Certain of the debt facilities mentioned above contain various financial and non-financial restrictive covenants and limitations, including, among other things, the satisfaction of tests of "consolidated cash flow", as defined. As a result of the Company's bankruptcy filing on January 28, 2002 the Company was in default of the covenants.

Retirement of Debt

   As noted above in "Credit Facilities", the Bridge Loan was partially used to repay the indebtedness incurred in connection with the Company's purchase of Racal Telecom. The Company has written-off approximately $24 of unamortized deferred financing costs as a result of this extinguishment which is reflected in "other income (expense), net" in the accompanying consolidated statement of operations for the year ended December 31, 2000 in accordance with SFAS No. 145 (see Note 3). The Company has provided a full valuation allowance related to this loss due to the uncertainty of realizing any future tax benefit.

   As part of the merger with IPC (see Note 8), the Company assumed $247 of 10 7/8% Senior Discount Notes which were due in 2008. In August and September 2000, the Company repaid the debt and, as a result, recorded a loss of $18 which is reflected in "income (loss) from discontinued operations" in the accompanying consolidated statement of operations for the year ended December 31, 2000. The Company provided a full valuation allowance related to this loss due to the uncertainty of realizing any future tax benefit.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   In December 1997, Frontier entered into an interest rate hedge agreement that effectively converted $200 of its 7 1/4% Senior Notes into a floating rate based LIBOR index rate plus 1.26%. The original termination date of the interest rate swap agreement was May 2004; however, the Company terminated the agreement in March 2001 for a realized gain of $1.

New Senior Secured Notes

   As further discussed in Note 2, upon the Company's consummation of the Plan of Reorganization and emergence from bankruptcy, all of its outstanding debt will be retired.

   GC North American Holdings, one of the Company's domestic subsidiaries, will issue $200 aggregate principal amount of the New Senior Secured Notes upon GCL's emergence from bankruptcy. On December 4, 2003, the Bankruptcy Court approved an amendment to the Plan of Reorganization pursuant to which the New Senior Secured Notes will be issued to ST Telemedia rather than to our banks and unsecured creditors, with the gross proceeds of such issuance being distributed to such banks and unsecured creditors in lieu of any interest in the New Senior Secured Notes. The notes will mature on the third anniversary of their issuance. Interest will accrue at 11% per annum and will be paid semi-annually.

   The New Senior Secured Notes will be guaranteed by New GCL and all of its material subsidiaries. The New Senior Secured Notes will be senior in right of payment to all other indebtedness of New GCL and its material subsidiaries, except that they will be equal in right of payment with (i) one or more working capital facilities in an aggregate principal amount of up to $150 (the "Working Capital Facilities") and (ii) a limited amount of certain other senior indebtedness. The New Senior Secured Notes will be secured by a first priority lien on the stock and assets of GMS and Global Crossing (UK) Telecommunications Limited. In addition, any sale of those subsidiaries will trigger mandatory prepayment of the New Senior Secured Notes to the extent of the proceeds of any such sale. To the extent proceeds of any such sales are other than cash, such proceeds shall be substituted for the collateral. Payment of the New Senior Secured Notes will also be secured by a lien on substantially all the other assets of New GCL and its material subsidiaries, such lien to be second in priority to the lien on the Working Capital Facilities.

   GC North American Holdings may redeem the New Senior Secured Notes, plus accrued and unpaid interest, at any time without penalty or premium. In the event of a change of control, GC North American Holdings will be obligated to offer to redeem the notes at 101% of the outstanding principal amount plus accrued and unpaid interest.

14. OTHER DEFERRED LIABILITIES

   At December 31, 2002 and 2001, other deferred liabilities consisted of the following:

                                                              December 31,
                                                              ------------
                                                              2002   2001
                                                              ----   ----
        Long-term obligations under capital lease............ $216   $266
        Long-term obligations under inland service agreements    9      9
        Post employment benefit obligations..................    2     27
        Deferred gain on the sale of Global Center...........   --    114
        Rent leveling and other..............................   13     12
                                                               ----  ----
           Total other deferred liabilities.................. $240   $428
                                                               ----  ----

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


15. OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

   The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases.

   At December 31, 2002, future minimum payments under these capital leases are as follows and are included in other current liabilities and other deferred liabilities in the accompanying consolidated balance sheet:

             Year Ending December 31,
             2003.......................................... $  43
             2004..........................................    58
             2005..........................................    33
             2006..........................................    33
             2007..........................................    33
             Thereafter....................................   320
                                                            -----
             Total minimum lease payments..................   520
             Less: amount representing maintenance payments    (4)
             Less: amount representing interest............  (238)
                                                            -----
             Present value of minimum lease payments....... $ 278
                                                            =====

   The Company has commitments under various non-cancelable operating leases for office and equipment space, vessels, equipment rentals and other leases which in addition to rental payments, require payments for insurance, maintenance, property taxes, and other executory costs related to the leases. Estimated future minimum lease payments on operating leases are approximately as follows:

                        Year Ending December 31,
                        2003.................... $  166
                        2004....................    156
                        2005....................    142
                        2006....................    117
                        2007....................    108
                        Thereafter..............    739
                                                 ------
                        Total................... $1,428
                                                 ======

   The leases have various expiration dates and renewal options through 2045. Rental expense related to office space, vessels and equipment for the years ended December 31, 2002, 2001, and 2000 was $182, $201, and $128, respectively.

   Under the Bankruptcy Code, the Company may assume or reject executory contracts, including lease obligations. Therefore, the commitments shown above may not reflect actual cash outlays in the future periods. For the year ended December 31, 2002, the Company rejected leases which eliminated $398 in future minimum lease payments. In connection with the Company's rejection of these operating leases during the year ended December 31, 2002, the Company recorded $66 classified as "other liabilities" in liabilities subject to compromise (see
Note 16). This liability represents the maximum allowable damage recoverable by the affected landlords under the Bankruptcy Code.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


16. LIABILITIES SUBJECT TO COMPROMISE

   Claims against the GC Debtors in existence prior to the Commencement Date are reflected in the accompanying consolidated balance sheets as "liabilities subject to compromise".

   Since the date of the Purchase Agreement, the Bankruptcy Court has approved various settlement agreements with certain vendor creditors of the Company, including several significant vendor creditors. During the year ended December 31, 2002, the Company recognized the effect of settlement agreements with certain vendor creditors. These settlements resolved certain claims against certain GC Debtor entities as well as non-debtor entities which total approximately $500, resulting in a reduction of both "liabilities subject to compromise" for certain GC Debtor entities and "liabilities not subject to compromise" for certain non-debtor entities. As a result of the vendor settlements, the Company has recognized a reorganization gain of $255 (see Note
21) representing the reduction in liabilities owed to such vendor creditors, offset by the cash settlement payments made to such creditors.

   The following table summarizes the components of liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2002:

                                                    December 31, 2002
                                                    -----------------
          Accounts payable.........................      $  115
          Accrued construction costs...............         132
          Accrued cost of access...................         279
          Accrued interest and dividends...........         181
          Other liabilities........................         653
          Debt obligations.........................       6,641
          Deferred gain on the sale of GlobalCenter         101
          Obligations under capital lease..........          34
                                                         ------
          Total liabilities subject to compromise..      $8,136
                                                         ======

17. PREFERRED STOCK

   Outstanding preferred stock as of December 31, 2002 and 2001 consists of the following:

                                                                                         December 31,
                                                                                         -------------
                                                                                          2002   2001
                                                                                         ------ ------
                                                                                         (in millions)
Mandatorily redeemable preferred stock.................................................. $  526 $  517
                                                                                         ------ ------
Cumulative convertible preferred stock:
   6 3/8% Cumulative Convertible Preferred Stock, 3,086,874 and 5,438,230 shares issued and outstanding as of December 31, 2002 and 2001, respectively, $100 liquidation
     preference per share...............................................................    309    527
   7% Cumulative Convertible Preferred Stock, 2,109,892 and 2,600,000 shares issued and outstanding as of December 31, 2002 and 2001, respectively, $250 liquidation
     preference per share...............................................................    527    630
   6 3/8% Cumulative Convertible Preferred Stock, Series B, 400,000 shares issued and outstanding as of December 31, 2002 and 2001, respectively, $1,000 liquidation
     preference per share...............................................................    400    400
   6 3/4% Cumulative Convertible Preferred Stock, 2,840,990 and 4,488,050 shares issued and outstanding as of December 31, 2002 and 2001, respectively, $250 liquidation
     preference per share...............................................................    682  1,087
                                                                                         ------ ------
Total cumulative convertible preferred stock............................................  1,918  2,644
                                                                                         ------ ------
Total preferred stock................................................................... $2,444 $3,161
                                                                                         ====== ======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


10 1/2% Mandatorily Redeemable Preferred Stock

   In December 1998, GCHL authorized the issuance of 7,500,000 shares of preferred stock ("GCHL Preferred Stock"). In December 1998, 5,000,000 shares of GCHL Preferred Stock were issued for $500 in cash. The Company reserved for future issuances up to 2,500,000 shares to pay dividends. Dividends accrued as of December 31, 2002 and 2001 were $9 and $5 respectively. Unamortized issuance costs were $0 and $10 as of December 31, 2002 and 2001, respectively.

   Prior to the Commencement Date the holders of the GCHL Preferred Stock were entitled to receive cumulative, semi-annual compounding dividends at an annual rate of 10 1/2% of the $100 liquidation preference per share. At the Company's option, accrued dividends were paid in cash or paid by issuing additional preferred stock (i.e. pay-in-kind) until June 1, 2002, after which they were to be paid in cash.

   Dividends were payable semi-annually in arrears on each June 1 and December
1. No dividends were declared in 2002 following the Commencement Date. As of December 31, 2001, all dividends had been paid in cash with the exception of the final 2001 dividend, declared on November 5, 2001, which was paid in kind through a distribution of 0.0525 preference shares for each share held as at November 15, 2001. At that time 262,500 additional shares of GCHL Preferred Stock were issued.

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

   Pursuant to the Plan of Reorganization, the GCHL Mandatorily Redeemable Preferred Stock will be canceled and the holders of such stock shall not receive or retain any property.

Cumulative Convertible Preferred Stock

   In April 2000, the Company issued 4,000,000 shares of 6 3/4% Cumulative Convertible Preferred Stock for net proceeds of approximately $970. Each share of preferred stock is convertible into 6.3131 shares of common stock, based on a conversion price of $39.60. Dividends on the preferred stock are cumulative from the date of issue and payable on January 15, April 15, July 15, and October 15 of each year at the annual rate of 6 3/4%. In May 2000, pursuant to an over-allotment option held by the underwriters of the preferred stock, the Company issued an additional 600,000 shares of 6 3/4% cumulative convertible preferred stock for net proceeds of

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

approximately $146. Dividends accrued as of December 31, 2002 and 2001 were $22 and $16 respectively. The preferred stock can be redeemed, at the Company's option, starting in 2005 at specified premiums declining to par in 2010.

   In January of 2000, the Company issued to Hutchison 400,000 shares of 6 3/8% Cumulative Convertible Preferred Stock, Series B as part of the consideration paid for its 50% economic ownership interest in the HGC joint venture. Each share of preferred stock is convertible into 22.2222 shares of common stock, based on a conversion price of $45.00 per share. Dividends of the preferred stock are cumulative from the date of issuance and are payable on February 1, May 1, August 1, and November 1 of each year at an annual rate of 6 3/8%. Dividends accrued as of December 31, 2002 and 2001 were $6 and $4 respectively. The preferred stock can be redeemed, at the Company's option, starting in 2004 at specified premiums declining to par in 2009.

   In December 1999, the Company issued 2,600,000 shares of 7% cumulative convertible preferred stock for net proceeds of $630. Each share of preferred stock is convertible into 4.6948 shares of common stock based on a conversion price of $53.25. Dividends on the preferred stock are cumulative from the date of issue and payable on February 1, May 1, August 1 and November 1 of each year at the annual rate of 7%. Dividends accrued as of December 31, 2002 and 2001 were $11 and $8, respectively. The preferred stock can be redeemed, at the Company's option, starting in 2004 at specified premiums declining to par in 2009.

   In November 1999, the Company issued 10,000,000 shares of 6 3/8% cumulative convertible preferred stock for net proceeds of approximately $969. Each share of preferred stock is convertible into 2.2222 shares of common stock, based on a conversion price of $45.00. Dividends on the preferred stock are cumulative from the date of issue and payable on February 1, May 1, August 1 and November 1 of each year at the annual rate of 6 3/8%. Dividends accrued as of December 31, 2002 and 2001 were $8 and $6, respectively. The preferred stock can be redeemed, at the Company's option, starting in 2004 at specified premiums declining to par in 2009.

   Each series of convertible preferred stock ranks junior to each other class of capital stock other than common stock of GCL with respect to dividend rights, rights of redemption or rights on liquidation and on a parity with any future preferred stock of GCL. The convertible preferred stock is junior in right of payment to all indebtedness of GCL and its subsidiaries. The preferred stock is non-voting unless the accumulation of unpaid dividends on the outstanding preferred stock is an amount equal to six quarterly dividend payments. Holders of preferred stock have the right to require the Company to repurchase shares of the preferred stock at par following the occurrence of certain change of control transactions.

   Pursuant to the Plan of Reorganization, the Cumulative Convertible Preferred Stock will be canceled and the holders of Cumulative Convertible Preferred Stock shall not receive or retain any property.

   Preferred stock dividends included the following:

                                                         December 31,
                                                      ------------------
                                                                  2000
                                                                --------
                                                      2002 2001 Restated
                                                      ---- ---- --------
       Preferred stock dividends..................... $19  $236   $219
       Amortization of preferred stock issuance costs  --     2      2
                                                      ---  ----   ----
              Total.................................. $19  $238   $221
                                                      ===  ====   ====

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


18. SHAREHOLDERS' EQUITY (DEFICIT)

   The Company's common stock was traded on the New York Stock Exchange ("NYSE") under the symbol "GX" until January 28, 2002, at which time the NYSE suspended trading of GCL's common stock due to the Company's chapter 11 bankruptcy filing. As a result of the suspension and subsequent delisting of GCL's common stock from the NYSE, the shares began quotation on the over-the-counter ("OTC") market under the symbol "GBLXQ" on January 29, 2002. Pursuant to the Plan of Reorganization (see Note 2), the holders of common stock shall not receive or retain any property.

April 2000 Offering

   On April 14, 2000, the Company issued approximately 21.7 million shares of common stock for net proceeds of approximately $688. In connection with this issuance and sale by the Company of common stock, certain existing shareholders sold an aggregate of approximately 21.3 million shares of common stock, for which the Company received no proceeds.

19. OTHER OPERATING EXPENSES

   Other operating expenses for the years ended December 31, 2002, 2001, and 2000 consist of the following:

                                                                                      December 31,
                                                                                 ----------------------
                                                                                               Restated
                                                                                  2002   2001    2000
                                                                                 ------ ------ --------
Cost of access.................................................................. $2,047 $1,961  $1,636
Third party maintenance.........................................................    158    191     155
                                                                                 ------ ------  ------
   Total cost of access and maintenance.........................................  2,205  2,152   1,791
                                                                                 ------ ------  ------
Cost of sales...................................................................    233    471     345
Real estate and related taxes...................................................    154    238     213
Stock related expenses..........................................................     --     21      48
Bad debt expense................................................................     77    124      69
Other selling, general & administrative expenses, including all employee related
  costs.........................................................................    744  1,226   1,077
                                                                                 ------ ------  ------
   Total other operating expenses...............................................  1,208  2,080   1,752
                                                                                 ------ ------  ------
Total cost of access & maintenance and other operating expenses................. $3,413 $4,232  $3,543
                                                                                 ====== ======  ======

20. INCOME TAXES

   The benefit (provision) for income taxes is comprised of the following:

                                                      December 31,
                                                  -------------------
                                                                2000
                                                              --------
                                                  2002  2001  Restated
                                                  ---- ------ --------
         Current................................. $102 $  877  $ 197
         Deferred................................   --    970   (573)
                                                  ---- ------  -----
            Total income tax benefit (provision). $102 $1,847  $(376)
                                                  ==== ======  =====

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

   Bermuda does not impose a statutory income tax and consequently the benefit (provision) for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions which impose income taxes.

   The following is a summary of the significant items giving rise to components of the Company's deferred tax assets and liabilities:

                                                     December 31,
                                       ----------------------------------------
                                               2002                 2001
                                       -------------------  -------------------
                                        Assets  Liabilities  Assets  Liabilities
                                       -------  ----------- -------  -----------
Bad debt reserve...................... $   110     $ --     $   109     $ --
Research and development costs........      --      (76)         --      (75)
Property and equipment................   1,326       --       1,803       --
Net operating loss (NOL) carryforwards   1,489       --         365       --
Deferred revenue......................     105       --         149       --
Other.................................     210       --         307       --
                                       -------     ----     -------     ----
                                         3,240      (76)      2,733      (75)
Valuation allowance...................  (3,164)      --      (2,658)      --
                                       -------     ----     -------     ----
                                       $    76     $(76)    $    75     $(75)
                                       =======     ====     =======     ====

   The Company recorded an increase in the valuation allowance provision of $506 and $2,488 for the years ended December 31, 2002 and 2001, respectively. The valuation allowance is related to deferred tax assets due primarily to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of valuation allowance needed, the Company considers prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. The tax benefit for U.S. NOL carryforwards of approximately $86 were utilized in 2001. The Company's NOLs begin to expire in 2003.

   Upon consummation of the Plan of Reorganization (see Note 2), most of the capital loss carryforwards and the net operating loss carryforwards are expected to be eliminated. Other tax attributes, including asset bases, could also be reduced. The Company is still reviewing the overall tax impact of the Plan of Reorganization.

   Tax benefits were recognized for changes in tax laws and status of $35 in 2001 for a change in tax status in GMS for the adoption of the tonnage tax and $12 in 2002 for a change in the US NOL carryback period to 5 years.

   The Company and its subsidiaries' income tax returns are routinely examined by various tax authorities. In connection with such examinations, tax authorities have raised issues and proposed tax adjustments. The Company is reviewing the issues raised and will contest any adjustments it deems appropriate. In management's opinion, adequate provision for income taxes has been made for all open years.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   The Company has closed its tax years through 2001 with the U.S. Internal Revenue Service and recorded the results of the examination in the fourth quarter of 2001. Based on the completion of the examination in the fourth quarter of 2002, a tax benefit of approximately $100 was recorded for the 2002 net operating loss and capital loss that were carried back to previous years.

21. REORGANIZATION ITEMS

   Reorganization items are expenses or income that are incurred or realized by the GC Debtors as a result of the reorganization and are disclosed separately in the Company's consolidated statement of operations as required by SOP 90-7. These items include professional fees, restructuring costs and retention plan costs relating to the reorganization. These expenses and costs are offset by interest earned on cash accumulated as a result of the GC Debtors' not paying their pre-petition liabilities during the pendency of the bankruptcy cases as well as vendor settlements. Reorganization items for the year ended December 31, 2002 and a description of such items are as follows:

                                                     Year ended
                                                    December 31,
                                                        2002
                                                    ------------
                Professional fees..................    $ 133
                Restructuring costs................       95
                Retention plan costs...............       40
                Vendor settlements.................     (255)
                Deferred finance costs.............      102
                Interest income, net...............      (20)
                                                    ------------
                   Total reorganization items, net.    $  95
                                                    ============

   Net cash used for reorganization items was $292 for the year ended December 31, 2002.

Professional fees

   Professional fees relate to legal, accounting, financial advisory and restructuring services directly associated with the Company's reorganization process, including certain professional costs incurred by Hutchison, ST Telemedia, the Bank Lenders and the Unsecured Creditors.

Restructuring costs

   Restructuring costs relate to the Company's efforts to consolidate real estate facilities and reduce its workforce as part of the reorganization process. The costs relate to certain real estate facilities the Company has decided to vacate and/or close as well as severance costs relating to certain positions within the organization that are not critical to the ongoing operations of the Company. In addition, since the Commencement Date, the Company has rejected a significant number of property lease obligations within its rights under the Bankruptcy Code. For further information regarding the restructuring efforts of the Company, see Note 5.

Retention plan costs

   On May 24, 2002, the Bankruptcy Court approved an employee retention program for key employees. The retention program was designed to encourage key employees and key executives to remain with the GC Debtors

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

by providing them additional compensation. The additional compensation consisted of a total of up to $10 which was available to approximately 300 employees who had been identified as key to the debtors' business or restructuring efforts. After consultation with the Creditors Committee, the GC Debtors modified the retention program to include 417 key employees at an additional aggregate cost of up to $8. The retention program contemplated distributions, in four equal installments, to designated employees who were employed by the GC Debtors on the Commencement Date, July 1, 2002, October 1, 2002 and the earlier to occur of the filing of a chapter 11 plan of reorganization or the sale of all or substantially all of the assets of the GC Debtors. The GC Debtors' Plan of Reorganization was confirmed on December 17, 2002. In addition, under the retention program, a discretionary pool of an additional $5 would be used, on an exception basis, to retain employees who had not been previously identified as a key employee, but who, in the discretion of the Company's Chief Executive Officer, are or became essential to the GC Debtors' reorganization efforts. Furthermore, the Company instituted a quarterly bonus program during the year ended December 31, 2002. Payments under this program were made if the Company obtained specific financial targets each quarter. However, during the difficult period of reorganization, management also viewed this program as an important tool to retain employees. As such, quarterly bonus payments have also been classified as retention costs. The $40 of retention plan costs consists of $16 and $24 in expenses under the Company's retention plan and quarterly bonus program, respectively.

Vendor settlements

   One of the most significant creditor constituencies in the GC Debtors' chapter 11 cases is a relatively small number of equipment and construction vendors who hold claims against the GC Debtors as well as wholly-owned, non-debtor subsidiaries of GCL. Many of these vendors are essential to the restructuring of the Company because the GC Debtors' network is based on equipment manufactured by the vendors. These vendors maintain the GC Debtors' network systems, provide warranty and other services, and grant the use of certain intellectual property. Moreover, many of these vendors hold claims against non-debtor subsidiaries who are not entitled to the protections of the Bankruptcy Code. Accordingly, the Company entered into negotiations with these vendor creditors in an attempt to resolve their claims and the claims that the GC Debtors have against them.

   Since the date of the Purchase Agreement, the Bankruptcy Court has approved various settlement agreements with certain vendor creditors of the Company. During the year ended December 31, 2002, the Company recognized the effect of settlement agreements with certain vendor creditors. These settlements resolved certain claims against certain GC Debtors as well as non-debtor entities which total approximately $500, resulting in the reduction of both liabilities subject to compromise for certain GC Debtors and liabilities not subject to compromise for certain non-debtor entities. As a result of the vendor settlements, the Company has recognized a reorganization gain of $255 representing the reduction in liabilities owed to such vendor creditors, offset by the case settlement payments made to such creditors. The Company anticipates additional settlements in the remaining period of the cases.

Deferred finance costs

   In order to record its debt instruments at the amount allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the Commencement Date, the Company wrote off all of its debt issuance costs and discounts related to debt (collectively, "Deferred Finance Costs") as a component of reorganization items, resulting in a charge of $102.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


22.INCOME (LOSS) PER COMMON SHARE

   The following is a reconciliation of the numerators and the denominators of the basic and diluted income (loss) per share:

                                                                   December 31,
                                                     ----------------------------------------
                                                                                     2000
                                                                                 ------------
                                                         2002          2001        Restated
                                                     ------------  ------------  ------------
Loss from continuing operations..................... $       (296) $    (20,478) $     (1,785)
Preferred stock dividends...........................          (19)         (238)         (221)
Charge for conversion of preferred stock............           --            --           (92)
                                                     ------------  ------------  ------------
Loss from continuing operations applicable to common
  Shareholders...................................... $       (315) $    (20,716) $     (2,098)
                                                     ============  ============  ============
Weighted average share outstanding:
   Basic and diluted................................  903,217,277   886,471,473   844,153,231
                                                     ------------  ------------  ------------
Loss from continuing operations applicable to common
  Shareholders
   Basic and diluted................................ $      (0.35) $     (23.37) $      (2.49)
                                                     ============  ============  ============

   The Company had a loss from continuing operations for the three years ended December 31, 2002, 2001 and 2000. As a result, diluted loss per share is the same as basic, as any potentially dilutive securities would reduce the loss per share from continuing operations.

   Dilutive loss per share for the years ending December 31, 2002, 2001, and 2000 does not include the effect of the following potential shares, as they are anti-dilutive:

                                                              December 31,
   Potential common shares excluded from                   ------------------
   the calculation of diluted loss per share (in millions)             2000
   ------------------------------------------------------- ---- ---- --------
                                                           2002 2001 Restated
                                                           ---- ---- --------
           Cumulative convertible preferred stock.........  44   62     61
           Stock options..................................  --   11     37
           Stock warrants.................................  --   --     12
                                                            --   --    ---
              Total.......................................  44   73    110
                                                            ==   ==    ===

   In addition, stock options and warrants having an exercise price greater than the average market price of the common shares of 89 million, 97 million and 13 million, calculated on a weighted average basis, for the years ended December 31, 2002, 2001 and 2000, respectively, were excluded from the computation of diluted loss per share.

23.STOCK OPTION PLAN

   GCL maintains a stock option plan under which options to acquire shares may be granted to directors, officers, employees and consultants of the Company. The Company accounts for this plan under APB Opinion No. 25, under which compensation cost for employees and directors is recognized only to the extent that the market price of the stock exceeds the exercise price on the measurement date. Terms and conditions of the

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

Company's options, including exercise price and the period in which options are exercisable, generally are at the discretion of the Compensation Committee of the Board of Directors, except that options can not be granted with an exercise price that is less than the fair market value at the date of grant and substantially all options are exercisable for a period of no more than ten years. As of December 31, 2002, the total number of shares authorized for grants under the stock option plan was approximately 155,000,000. Upon consummation of the Company's Plan of Reorganization, all outstanding options in respect of the Company's common stock will be canceled.

   Prior to its merger with the Company, Frontier maintained stock option plans for its directors, executives and certain employees. In connection with the Frontier merger, the Company exchanged all of the outstanding Frontier stock options for 25.3 million Global Crossing stock options which vested immediately at the date of the merger. As of December 31, 2002 and 2001, 8.3 million and
3.5 million stock options under the Frontier plans remained vested and outstanding.

   Prior to its merger with the Company, IPC and IXnet maintained stock option plans for its directors, executives and certain employees. In connection with the merger, the Company exchanged all of the outstanding IPC and IXnet stock options for 15.2 million Global Crossing stock options. As of the date of the merger, IPC and IXnet stock options were scheduled to vest over a period of zero to three years. As of December 31, 2002 and 2001, 7.3 million and 11.6 million stock options under the IPC and IXnet plans remained outstanding while
7.0 million and 10.5 million options remained vested, respectively.

   Additional information regarding options granted and outstanding for the years ended December 31, 2002, 2001, and 2000 are summarized below:

                                           Number of     Weighted-
                                            Options       Average
                                          Outstanding  Exercise Price
                                          -----------  --------------
          Balance as of December 31, 1999  78,639,506      $18.76
                 Granted.................  50,527,641       25.92
                 Exercised............... (13,996,555)       6.24
                 Cancelled/forfeited..... (17,461,295)      34.66
                                          -----------      ------
          Balance as of December 31, 2000  97,709,297      $21.41
                 Granted.................  49,731,480       10.22
                 Exercised...............  (5,401,476)       2.93
                 Cancelled/forfeited..... (26,878,828)      19.38
                                          -----------      ------
          Balance as of December 31, 2001 115,160,473      $17.92
                 Granted.................          --          --
                 Exercised...............          --          --
                 Cancelled/forfeited..... (42,748,356)      18.96
                                          -----------      ------
          Balance as of December 31, 2002  72,412,117      $17.31
                                          ===========      ======

   On December 12, 2001 the Compensation Committee of the Company's Board of Directors approved a total of 19,388,110 stock options to be granted to employees at an exercise price of $1.12 per share. As a result of the significant downturn in the Company's operations and related events, the terms of this stock option grant were never communicated to the employees and, as a result, a mutual understanding of these terms between the Company and employees did not crystallize. For purposes hereof and in accordance with SFAS No. 123,

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

"Accounting for Stock-Based Compensation", the employee stock option grants on December 12, 2001 are not included in the pro forma calculation of net loss and basic and diluted loss per share (see Note 3) and the calculation of granted, outstanding and exercisable stock options for the years ended December 31, 2002 and 2001, respectively.

   The following tables summarize information concerning outstanding and exercisable options for the years ended December 31, 2002 and 2001, respectively:

                                           December 31, 2002
                 ---------------------------------------------------------------------
                                  Options Outstanding          Options Exercisable
                             ------------------------------ --------------------------
                                Weighted
                                 Average        Weighted                   Weighted
                                Remaining       Average                    Average
   Range of        Number      Contractual   Exercise Price   Number    Exercise Price
Exercise Prices  Outstanding Life (in years)   per Share    Exercisable   Per Share
---------------  ----------- --------------- -------------- ----------- --------------
$ 0.35 to $ 2.00 10,282,902       7.00           $ 1.09      8,388,195      $ 1.05
2.43 to 10.10... 12,518,488       7.68             6.14      6,429,383        6.16
10.25 to 13.09..  9,059,904       6.02            11.66      8,330,627       11.73
13.14 to 19.82.. 17,712,135       6.81            16.92     12,301,705       16.84
19.85 to 26.25..  8,854,409       6.73            24.46      7,627,086       24.80
27.04 to 30.00..  5,085,754       7.36            28.86      4,565,500       29.05
$30.06 to $61.38  8,898,525       6.86            44.61      8,522,072       44.36
                 ----------       ----           ------     ----------      ------
   Total........ 72,412,117       6.92           $17.31     56,164,569      $18.75
                 ==========       ====           ======     ==========      ======

                                           December 31, 2001
                 ---------------------------------------------------------------------
                            Options Outstanding                Options Exercisable
-                ------------------------------------------ --------------------------
                                Weighted
                                 Average        Weighted                   Weighted
                                Remaining       Average                    Average
   Range of        Number      Contractual   Exercise Price   Number    Exercise Price
Exercise Prices  Outstanding Life (in years)   per Share    Exercisable   per Share
---------------  ----------- --------------- -------------- ----------- --------------
$ 0.35 to $ 2.00  13,434,497      7.72           $ 1.26      9,459,864      $ 1.27
2.43 to 10.10...  21,405,403      8.88             6.35      4,719,603        7.18
10.25 to 13.09..  13,376,283      7.09            11.60     10,584,986       11.77
13.14 to 19.82..  25,170,040      7.86            16.81     11,555,809       15.79
19.85 to 26.25..  18,295,296      7.86            24.59     11,328,288       25.11
27.04 to 30.00..  10,623,573      8.42            29.28      3,958,008       29.20
$30.06 to $61.38  12,855,381      7.84            44.47      7,557,055       44.35
                 -----------      ----           ------     ----------      ------
   Total........ 115,160,473      7.99           $17.92     59,163,613      $18.39
                 ===========      ====           ======     ==========      ======

   During the years ended December 31, 2002 and 2001, the Company recorded in additional paid-in capital $0 and $24, respectively, of amortization of unearned compensation, relating to awards under the stock incentive plan and the grant of certain economic rights and options to purchase common stock. During 2002, 2001 and 2000, the Company recognized expense of $0, $21 and $48, respectively, of stock compensation relating to the stock incentive plan and the vested economic rights to purchase common stock.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


Stock Warrants

   At December 31, 2002, the Company had outstanding stock warrants to purchase 17,009,038 shares of common stock at an exercise price of $9.50 per share. The stock warrants were issued in 1998 to certain executive officers and directors, providing them the right to purchase common stock. On August 14, 2003 stock warrants to purchase 12,100,000 shares of common stock had expired. Upon consummation of our Plan of Reorganization, the remainder of the stock warrants will be canceled.

Management Incentive Plan

   Pursuant to the Plan of Reorganization, the Company will adopt a new management stock incentive plan upon emergence from bankruptcy. This plan will include a pool of stock options or other stock-based grants in respect of approximately 3.5 million common shares of New GCL. Grants will be made by the Compensation Committee of the Board of Directors of New GCL.

24. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

   The Company sponsors a number of defined contribution plans. The principal defined contribution plans are discussed individually below. Other defined contribution plans are not significant individually and therefore have been summarized in aggregate below.

   Through December 31, 2001, the Company offered its qualified employees the opportunity to participate in a defined contribution retirement plan, the Global Crossing 401(k) Plan, qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each eligible employee could contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company matched one-half of the individual employee contributions up to a maximum level not exceeding 7.5% of the employee's compensation. The Company's contributions to the plan vested immediately. This plan was terminated effective December 31, 2001 and the net assets merged into the Global Crossing Employees' Retirement Savings Plan. Expenses recorded by the Company relating to the Global Crossing 401(k) Plan were approximately $2 and $1 for the years ended December 31, 2001 and 2000, respectively.

   Through December 31, 2001, the Company also sponsored a number of defined contribution plans for Frontier employees. The most significant plan, the Frontier Employees' Retirement Savings Plan, covered non-bargaining employees, who were able to elect to make contributions through payroll deduction. Each eligible employee could contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company provided 100% matching contributions in the form of Global Crossing Ltd. common stock up to 6% of gross compensation, and could, at the discretion of management, provide additional matching contributions based upon Frontier's financial results. The common stock used for matching contributions was purchased on the open market by the plan's trustee. This plan and other defined contribution plans for Frontier employees were terminated effective December 31, 2001 and the net assets merged into the Global Crossing Employees' Retirement Savings Plan. Expenses recorded by the Company relating to all plans offered to Frontier employees was $12 and $13 for the years ended December 31, 2001 and 2000, respectively.

   Through December 31, 2001, IPC sponsored a defined contribution plan, the IPC Information Systems 401(k) Profit Sharing Plan, qualifying under the provisions of Section 401(k) of the Internal Revenue Code for

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

qualified employees of IPC and IXnet. Each eligible employee could contribute, on a tax-deferred basis, a portion of their annual earnings not to exceed certain limits. The Company matched up to 100% of individual employee contributions up to the first 6% of the employee's compensation. Expenses recorded by the Company relating to the IPC 401(k) plan were approximately $1 from the date of acquisition through December 31, 2000. On January 1, 2001, the plan was frozen and all new contributions were prohibited. All other plan transactions such as fund transfers and hardship withdrawals continued to be permitted. From January 1, 2001, qualified employees of IPC and IXnet were entitled to contribute to the Global Crossing 401(k) Plan. On December 31, 2001, the net assets of the IPC Information Systems 401(k) Profit Sharing Plan were merged into the Global Crossing Employees' Retirement Savings Plan. On December 20, 2001, IPC was sold. On March 28, 2002, the portion of the Global Crossing Employees' Retirement Savings Plan net assets that belonged to IPC employees was transferred to the new owners of IPC.

   On December 31, 2001, the net assets of various plans including the Global Crossing 401(k) Plan, Frontier Employees' Retirement Savings Plan and IPC Information Systems 401(k) Profit Sharing Plan were merged into the Global Crossing Employees' Retirement Savings Plan (the "Plan"). The Plan qualifies under Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company provided 100% matching contributions up to 6% of gross compensation through February 2002. Effective, March 2002 the Company provides 50% matching contributions up to 6% of gross compensation. The Company's contributions to the Plan vest immediately. Expenses recorded by the Company relating to the Plan were approximately $6 for the year ended December 31, 2002.

   The Company also sponsors a defined contribution plan for employees of GMS. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company matches up to the first 5% of individual employee contributions which vest after 3 years. Expenses recorded by the Company relating to the GMS plan were not material to the financial statements for the years ended December 31, 2002, 2001 and 2000, respectively.

   On May 24, 2000, the Company established a defined contribution plan for the employees of Global Crossing (UK) Telecommunications Limited, formerly Racal Telecom. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company will match up to the first 8% of individual employee contributions, which vest after two years. Expenses recorded by the Company relating to the plan were approximately $5, $7 and $2 for the years ended December 31, 2002, 2001 and 2000, respectively.

   Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans were approximately $3 and $5 for the years ended December 31, 2002 and 2001, respectively. There were no expenses relating to these plans during the year ended December 31, 2000.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   The table below provides a summary of the expenses recorded by the Company relating to each of the significant plans for the years ended December 31, 2002, 2001 and 2000:

                                                                      2000
                                                                    --------
                                                          2002 2001 Restated
                                                          ---- ---- --------
   Global Crossing 401(k) Plan /1/....................... $--  $ 2    $ 1
   Frontier Employees' Retirement Savings Plan /1/.......  --   12     13
   IPC Information Systems 401(k) /1/....................  --   --      1
   Global Crossing Employees' Retirement Savings Plan /1/   6   --     --
   Global Crossing (UK) Telecommunications Ltd Plan......   5    7      2
   Other plans...........................................   3    5     --
                                                          ---  ---    ---
      Total expense...................................... $14  $26    $17
                                                          ===  ===    ===

   /1/ On December 31, 2001 the net assets of various plans including the Global Crossing 401(k) Plan, Frontier Employees' Retirement Savings Plan and IPC Information Systems 401(k) Profit Sharing Plan were merged into the Global Crossing Employees' Retirement Savings Plan.

Pension Plans

   The Company sponsors a number of both contributory and non-contributory employee pension plans available to eligible Frontier, Global Crossing (UK) Telecommunications Limited and GMS employees as well as to the Company's senior management team. In addition, the Company also sponsors a postretirement benefit plan for eligible Frontier employees.

   Changes in the projected benefit obligation for all pension plans sponsored by the Company are as follows.

                                                Pension Plans Post Retirement Plan
                                                -----------   -------------------
                                                2002    2001  2002       2001
                                                ----   -----  ----      -----
        Benefit obligation at beginning of year $174   $ 613   $ 1      $ 121
        Service cost...........................    7       8    --         --
        Interest cost..........................    9      26    --          5
        Amendments.............................   --      (7)   --         --
        Actuarial loss (gain)..................   (5)      4    --          4
        Employee contributions.................   --       1    --         --
        Benefits paid..........................   (7)    (22)   --         (6)
        Settlements............................   (3)    (14)   --         --
        Spin-off to Citizens...................   --    (435)   --       (122)
        Curtailments...........................   --      --    --         (1)
                                                ----   -----   ---          -----
        Benefit obligation at end of year...... $175   $ 174   $ 1      $   1
                                                ====   =====   ===          =====

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   Changes in the fair value of assets for all pension plans sponsored by the Company follows.

                                                    Pension Plans Post Retirement Plan
                                                    -----------   -------------------
                                                    2002    2001  2002      2001
                                                    ----   -----  ----      ----
     Fair value of plan assets at beginning of year $150   $ 777   $--      $  4
     Actual return on plan assets..................  (23)    (38)   --        --
     Employer contribution.........................    4      23    --         5
     Employee contributions........................   --       2    --        --
     Benefits paid.................................   (7)    (21)   --        (3)
     Spin-off to Citizens..........................    3    (593)   --        (6)
                                                    ----   -----   ---           ----
     Fair value of plan assets at end of year...... $127   $ 150   $--      $ --
                                                    ====   =====   ===           ====

   The funded status for all pensions plans sponsored by the Company is as follows.

                                                    Pension Plans Post Retirement Plan
                                                    ------------  -------------------
                                                     2002   2001   2002       2001
                                                    ------  ----  -----      -----
 Funded status..................................... $ (48)  $(24) $ (1)      $ (1)
 Unrecognized prior service cost...................     --    (3)    --         --
 Unrecognized net (gain) loss......................     72    41     --         --
 Adjustment required to recognize minimum liability     (2)   (3)    --         --
                                                    ------  ----      -----     -----
 Prepaid (accrued) benefit cost, net............... $   22  $ 11  $  (1)     $  (1)
                                                    ======  ====      =====     =====

   Details on the effect on operations of principal pension plans sponsored by the Company are as follows.

                                                  Pension Plans     Post Retirement Plan
                                              --------------------  --------------------
                                                            2000                  2000
                                                          --------              --------
                                              2002  2001  Restated  2002  2001  Restated
                                              ----  ----  --------  ---- -----  --------
Service cost................................. $  6  $  7      $  4  $--  $  --    $ 1
Interest cost on projected benefit obligation   10    26        39   --      5      8
Expected return on plan assets...............  (14)  (45)      (71)  --     --     --
Net amortization and deferral................   --     3        (1)  --     --     --
Recognized net actuarial loss................   --    --        --   --     --     --
Recognized curtailment (gain) loss...........   (3)   (3)       --   --     --     --
                                              ----  ----      ----  ---  -----    ---
Net periodic pension (benefit) cost..........   (1)  (12)      (29)  --      5      9
Settlements..................................   --     2        --   --     --     --
Recognized due to spin-off to Citizens.......   --   241        --   --   (111)    --
                                              ----  ----      ----  ---  -----    ---
Net (benefit) cost........................... $ (1) $231      $(29) $--  $(106)   $ 9
                                              ====  ====      ====  ===  =====    ===

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   Actuarial assumptions used to determine costs and benefits for pension plans sponsored by the Company are as follows.

                                      2002         2001        2000
                                   ----------- ------------ ----------
         Discount rate............  5.5 - 6.5% 5.75 - 7.25% 6.0 - 7.5%
         Compensation increases... 3.8 - 4.25%  4.0 - 4.25% 4.0 - 5.0%
         Expected return on assets  7.3 - 8.5%   8.0 - 9.5% 8.0 - 9.5%

   In June, 2001, the Company sold its Incumbent Local Exchange Carrier business ("ILEC") to Citizens Communications Company ("Citizens"). In connection with this sale, the associated pension assets and related liability were to be transferred to Citizens. As a result of the Company's bankruptcy filing the transfer of the pension assets and related liability was delayed pending approval of the Bankruptcy Court.

   While the transfer of the pension assets and related liability was delayed, the Company segregated the assets related to the ILEC employees during 2001. Although the assets remained in the Company's control as of December 31, 2002, Citizens effectively administered benefit payments to the ILEC employees for the 2002 plan year. In December 2002, the Bankruptcy Court approved the transfer of the pension assets and related liability to Citizens, with the actual transfer of the assets occurring in February 2003.

   The Global Marine Pension Plan ("GMS Plan") is a contributory pension plan provided to certain GMS' employees and officers. As at December 31, 2002 the accumulated benefit obligation ("ABO") of the GMS Plan exceeded the fair value of the GMS Plan's assets by $42. As a result, the Company recognized an additional minimum pension liability of $42 for the year ended December 31, 2002. None of the Company's other pension plans' ABO's exceed the fair value of their respective pension plans assets as at December 31, 2002.

   The projected benefit obligation, accumulated benefit obligation, and fair value of assets relating to the GMS Plan were $106, $87, and $64, respectively, at December 31, 2002, and $86, $64 and $69, respectively, at December 31, 2001.

   Amounts relating to the GMS Plan that are recognized in the consolidated statement of financial position are as follows:

                                                     December 31,
                                 -                   ------------
                                                     2002   2001
                                 -                   ----   ----
                Prepaid benefit cost................ $ 18   $14
                Accrued benefit liability...........  (23)   --
                Additional minimum pension liability   42    --
                                                     ----   ---
                Net amount recognized............... $ 37   $14
                                                     ====   ===

25. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   The Company uses derivative financial instruments for purposes other than trading to enhance its ability to manage various forms of risk, including market price risk on equity securities it holds as investments, and interest rate and foreign currency exchange risks, which exist as part of its ongoing business operations. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   The Company designates derivatives as either fair value hedges or cash flow hedges.

Cash Flow Hedges

   Sonus Hedge

   In May 2001, the Company entered into a collar pertaining to an equity investment in order to reduce its exposure to changes in the investment's market value. Because this equity collar was classified as a cash flow hedge, any unrealized gains or losses were recognized in the stockholders' equity section of the balance sheet.

   The Company held an equity investment in Sonus Networks, Inc. ("Sonus"), which consisted of 484,346 shares of Sonus Series C and D Convertible Preferred Stock, with a cost basis of $7. After the initial public offering of Sonus, the Company converted the preferred stock into common stock. In April 2001, the Company entered into a Variable Forward Transaction ("VFT") with Goldman Sachs Financial Markets on the Sonus shares, with maturities in 2004 and 2005. The VFT was an equity collar on the Sonus shares with a revolving loan (borrowing) arrangement. The Company had borrowed a total of $61, which remained outstanding as of September 30, 2001. In accordance with SFAS No. 133, the equity collar was marked to market through the stockholders' equity section of the balance sheet, and, as a result, the Company had recorded an unrealized gain of $40 in Other Comprehensive Income at September 30, 2001.

   In the fourth quarter of 2001, because of a reduction in the Company's credit ratings, the outstanding revolving loan was called by Goldman Sachs. As a result, the debt (revolving loan) was repaid, the hedge (equity collar) was closed and the Sonus shares were sold. The net settlement between the debt and the hedge resulted in a cash outflow of $20 (debt of $61, less the realized gain on the hedge of $41 included in "loss from write-down and sale of investments, net"). The Company also sold its Sonus shares for $9. Therefore, the net cash outflow of the closure of the hedge, debt and shares was $11. The Company recognized a gain of $2 on the sale of the shares, which was recorded in the quarter ended December 31, 2001.

   PCL Hedge

   As a result of the consolidation of PCL, a majority-owned subsidiary of AGC, in 2000, the Company had an $850 aggregate non-recourse senior secured loan facility ("PC-1 Credit Facility") for construction start-up and financing costs. The PC-1 Credit Facility was comprised of $840 of a multiple draw-down term loan and a $10 working capital facility. The PC-1 Credit Facility was not guaranteed by GCL but instead secured by a pledge of common stock in PCL and its subsidiaries and a security interest in certain of its accounts and its rights under certain contracts. Under the PC-1 Credit Facility, the Company selected loan arrangements as either a Eurodollar loan or an Alternative Base Rate ("ABR") loan. The Eurodollar interest rate was LIBOR plus 2.25-2.50% and the ABR interest rate was the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.5%, in either case plus 1.25-1.50%. The loans contained a pre-payment clause that allowed the Company to pay down the balance sooner than scheduled.

   In order to better manage PCL's exposure to interest rate risk, the Company had entered into two interest rate swap transactions with Deutsche Bank and CIBC Oppenheimer, based on one month LIBOR, to minimize its exposure to increases in interest rates on its borrowings. The swap transactions fixed the floating interest rate at 4.985% on a notional amount of borrowings of $500 until January 31, 2004. It was the Company's intention that the debt would be outstanding in a sufficient amount to cover the amount of the derivative. If the borrowings were prepaid under the loan agreement, the Company expected to replace the loan with another borrowing with a

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

materially similar risk exposure. Because the swaps were classified as cash flow hedges, and were 100% effective, in accordance with SFAS No. 133, any unrealized gains or losses from changes in fair value were recorded in the stockholder's equity section of the balance sheet as other comprehensive income
(loss). As of December 31, 2001, the Company recognized $14 in other comprehensive income related to the PC-1 Credit Facility interest rate swaps.

   As discussed in Note 2, on July 19, 2002, PCL and certain of its subsidiaries filed voluntary petitions for relief under the Bankruptcy Code. Accordingly, for purposes of the Company's consolidated financial statements, PCL and its subsidiaries were no longer included in the Company's consolidated and consolidating financial statements as described in Note 3, Summary of Significant Accounting Policies. The bankruptcy caused the PC-1 Credit Facility to be in default and the debt was called. As of June 30, 2002, the Company recognized $12 in other comprehensive loss related to the PC-1 Credit Facility interest rate swaps. In July 2002, as PCL net assets were abandoned and removed from the consolidated financial statements, the Company recognized the $12 loss in the consolidated statements of operations related to the PC-1 Credit Facility interest rate swaps.

26. FINANCIAL INSTRUMENTS

   The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued construction costs, accounts payable, accrued liabilities, accrued interest, obligations under inland services agreements and capital leases approximate their fair value. Fair value as at December 31, 2002 cannot be estimated for liabilities subject to compromise, other than the senior notes described in Note 13 under the caption "Senior Notes." The fair value of the Senior Notes, mandatorily redeemable preferred stock, cumulative convertible preferred stock and interest rate swap transactions are based on market quotes and the fair values are as follows:

                                              December 31,   December 31,
                                                  2002           2001
                                             -------------- --------------
                                             Carrying Fair  Carrying Fair
                                              Amount  Value  Amount  Value
                                             -------- ----- -------- -----
      Senior notes, net of discount.........  $4,100   $14   $4,066  $414
      Mandatorily redeemable preferred stock     526     5      517    19
      Cumulative convertible preferred stock   1,918    28    2,644    95
      Interest rate swap transactions.......      --    --       --    14

27. COMMITMENTS, CONTINGENCIES AND OTHER

Tyco Litigation

   During 2000, the Company and Tyco Telecommunications (US) Inc. and a number of its corporate affiliates ("Tyco") asserted numerous claims against one another in litigation and arbitration proceedings as a result of disputes arising out of the development, installation and maintenance of the Company's subsea fiber optic cable systems. Pursuant to a partial settlement dated August 30, 2000, the Company paid approximately $19 related to the early termination of the operations, administration and maintenance ("OA&M") agreement between the parties. On October 4, 2001, GCL entered into agreements with Tyco settling the Company's pending lawsuit against Tyco related to Tyco's agreements to install the SAC cable system. On the same date, the parties also entered into agreements settling the outstanding arbitration claims between them concerning contracts for the development of the AC-1 fiber-optic cable system.


Guarantees of Certain Lease Obligations of Exodus

   GCHL and GCNA, both wholly-owned subsidiaries of the Company, remained as guarantors with respect to certain GlobalCenter real estate lease agreements following the sale of GlobalCenter to Exodus in January 2001.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

The lease agreements related to administrative and technical facilities located throughout the United States, Europe, and the Asia/Pacific region. On an aggregated basis, the annual lease payments averaged approximately $70 per year over the life of the leases. The remaining lease terms expire between 2002 and 2025. On September 26, 2001, Exodus filed for bankruptcy protection. In October 2001, Exodus executed an agreement with the Company that provided the Company with certain rights to direct the disposition of the applicable leasehold interests in Exodus' bankruptcy proceedings. This agreement, which was subject to the approval of the bankruptcy court overseeing Exodus' bankruptcy proceedings, would likely have substantially eliminated the risk of acceleration of payments due under these leases as long as obligations under the leases were satisfied by Exodus or the Company as they became due. In the fourth quarter of 2001 and continuing in January of 2002, prior to the Company's bankruptcy filing, the Company remitted $6 to various landlords relating to these leases and pursuant to the agreements. As part of the Company's first day orders in bankruptcy on January 28, 2002, all of the guarantees of Exodus leases were rejected. The lease rejection claims of the applicable landlords are unsecured claims in the Company's bankruptcy proceeding, which will be eliminated upon emergence from bankruptcy.

Special Committee Investigation

   On February 4, 2002, the Company issued a press release announcing, among other things, that it had formed a special committee of its board of directors to investigate allegations made by a former finance department employee in August 2001. Commencing in April 2002, membership on the special committee was assumed by three independent directors of the Company, whom the board had appointed to fill vacancies following the Company's bankruptcy in January 2002.

   Among other matters, the employee made allegations regarding the propriety, business purpose and accounting treatment of certain concurrent transactions for the purchase and sale of telecommunications capacity and services between the Company and its carrier customers. In its investigation, the special committee reviewed 16 of 36 concurrent transactions entered into by the Company between the fourth quarter of 2000 and the third quarter of 2001 (the "Core Transactions"). The Core Transactions represented the majority of the value of the concurrent transactions entered into by the Company during that time frame. In addition to addressing the substance of the employee's allegations, the committee also reviewed the circumstances surrounding the Company's retention of its outside counsel, Simpson Thacher & Bartlett LLP ("Simpson Thacher"), for the purpose of inquiring into the allegations and Simpson Thacher's performance pursuant to the Company's retention.

   The special committee completed its investigation after a year-long inquiry and filed its report with the Bankruptcy Court on March 10, 2003 pursuant to an order of the Court. The special committee's complete report is available through the Bankruptcy Court. The special committee summarized its findings and conclusions, in part, as follows: (1) each of the Core Transactions had a legitimate business purpose at the time it was entered into and each was subjected to a process of internal corporate review and approval (albeit one not always rigorously applied); (2) the Company's sharply increased reliance on concurrent transactions in the first and second quarters of 2001, when reviewed in retrospect, was not a prudent or financially sound business decision; (3) neither the Company nor Simpson Thacher intended to conceal or suppress the former employee's allegations, although Simpson Thacher did not adequately investigate or respond to the allegations and did not adequately discharge its professional obligations to the Company; (4) the Company relied in good faith on advice received from Arthur Andersen in accounting for the concurrent transactions; and (5) the Company relied in good faith on advice received from Simpson Thacher and Arthur Andersen in its public disclosures regarding the concurrent transactions.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


Securities and Exchange Commission Investigation

   On February 5, 2002, the SEC commenced a formal investigation into the Company's concurrent transactions and related accounting and disclosure issues. The Company has been cooperating with the SEC by providing documents and other information to the SEC staff, which has taken testimony from current and former directors, officers, and employees of the Company. To resolve the SEC's investigation, the Company and certain former officials have entered into negotiations with the SEC staff with a view to settlement, although to date settlement has not been reached. As part of the chapter 11 process, the SEC filed a proof of claim asserting contingent and unliquidated amounts against the Company. However, on November 14, 2003, the Bankruptcy Court approved a stipulation among the Company, the SEC and the Company's unsecured creditors committee in which the SEC withdrew its proof of claim, with prejudice.

   The Company has restated certain previously issued financial statements to record the concurrent transactions at historical carrying value rather than at fair value. See Note 4.

Department of Justice Inquiry

   In early 2002, the U.S. Attorney's Office for the Central District of California, in conjunction with the Federal Bureau of Investigation (the "FBI"), began conducting an investigation into the Company's concurrent transactions and related accounting and disclosure issues. The Company has provided documents to the U.S. Attorney's office and the FBI, and FBI representatives have interviewed a number of current and former officers and employees of the Company. The Company does not know whether the investigation is ongoing or has concluded.

Department of Labor Investigation

   The Department of Labor ("DOL") is conducting an investigation related to the Company's administration of its benefit plans, including the acquisition and maintenance of investments in the Company's 401(k) employee savings plans. The Company has been cooperating with the DOL by providing documents and other information to the DOL staff, and the DOL has interviewed a number of current and former officers and employees of the Company. The Company and certain current and former officers and directors have been negotiating with the DOL staff over the terms of a potential settlement, but no agreement has been reached. If the DOL were to impose a civil monetary penalty on the Company, such a penalty would be discharged upon consummation of the Plan of Reorganization.

Shareholder Class Actions and Other Actions

   Following the Company's filing for bankruptcy on January 28, 2002, approximately 50 purported shareholder class action lawsuits were filed against certain of the Company's current and former officers and directors. The plaintiffs allege that the defendants committed fraud under the federal securities laws in connection with the Company's financial statements and disclosures and certain other public statements made by Company representatives and seek compensatory damages, costs and expenses, and equitable and other relief. The class actions have been consolidated in the United States District Court for the Southern District of New York under the caption In re Global Crossing Ltd. Securities Litigation. In addition, a number of individual securities cases or other actions based on federal or state law claims and arising out of similar underlying facts have been filed (and in the future, additional cases may be filed) against certain current and former officers, directors, and employees of the Company, seeking damages for alleged violations of federal and state securities

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

laws, breach of fiduciary duties, violations of state whistle-blower statutes, and allegations that certain former employees were improperly restricted from selling stock before its price collapsed. The Company is involved only indirectly in these cases and is not a named defendant.

   The Company denies any liability for the claims asserted in these actions and understands that the Company's former and present officers and directors have been negotiating the terms of a settlement with the plaintiffs in the consolidated securities action, but that no agreement has been reached. Any monetary liability that the Company may have in respect of these cases would be discharged upon consummation of the Company's Plan of Reorganization.

ERISA Class Actions

   Following the Company's filing for bankruptcy on January 28, 2002, plaintiffs filed over 15 purported class actions against the Company's current and former officers, directors, and employees pursuant to the Employee Retirement Income Security Act of 1974 ("ERISA") in connection with the administration of the Company's 401(k) retirement savings plans. The plaintiffs allege, among other things, that the ERISA fiduciaries breached their duties to the 401(k) plan participants by directing or otherwise being responsible for the plans' acquiring and continuing to maintain investments in the Company's common stock. The United States District Court for the Southern District of New York has consolidated most of these actions under the caption In re Global Crossing Ltd. ERISA Litigation. The consolidated complaint seeks, among other things, a declaration that the defendants breached their fiduciary duties to the plaintiff class, an order compelling defendants to make good on the losses sustained by the plans, the imposition of a constructive trust on any amounts by which the defendants were unjustly enriched by their actions, and an order of equitable restitution. Although the Company is named as a defendant in the consolidated ERISA case, plaintiffs assert in their consolidated complaint that they will not prosecute their action against the Company unless or until the Bankruptcy Court lifts or grants relief from the automatic stay of litigation imposed by the Bankruptcy Code. The Company denies any liability for the claims asserted in these matters and understands that the Company's past and present officers and directors have been negotiating the terms of a settlement with the plaintiffs in these actions, but that no agreement has been reached. Any monetary liability that the Company may have in respect of these cases would be discharged upon consummation of the Company's Plan of Reorganization.

   On April 30, 2002, an additional case, Pusloskie v. Winnick et al., was commenced in the United States District Court for the Southern District Court against certain current and former directors, officers and employees of the Company. This case is brought on behalf of putative classes of former employees of the Company and asserts claims for breach of fiduciary duties in connection with the administration of one of the Company's 401(k) retirement plans. This additional case does not name the Company as a defendant and was not consolidated with the other ERISA cases.

Change-of-Control Severance Plan Class Action

   Plaintiffs have filed a purported class action against the Company's current and former officers, directors, and employees and against the Frontier Corporation/Global Crossing Change of Control Severance Plan (the "Severance Plan") under ERISA in connection with the administration of the Severance Plan. The plaintiffs allege, among other things, that the purported ERISA fiduciaries and the Severance Plan breached their duties to the plan's participants in suspending payments of severance benefits in connection with the Company's bankruptcy filing. The case has been coordinated (but not consolidated) with the securities and the other ERISA class actions in the Southern District of New York, where it is pending under the caption Simonetti v. Perrone.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

The Company is not named as a defendant in the Simonetti case. The Company denies any liability for the claims asserted and understands that the defendants have been negotiating the terms of a settlement with the plaintiffs but that no agreement has been reached. Any monetary liability that the Company may have in respect of this case will be discharged upon consummation of the Plan of Reorganization.

JPMorgan Chase Litigation

   On October 27, 2003, the Company's primary lender, JPMorgan Chase Bank, in its role as administrative agent for a consortium of banks participating in the Corporate Credit Facility, filed an action in the New York State Supreme Court for New York County, captioned JPMorgan Chase Bank v. Winnick, et al., against a number of current and former officers, directors and employees of the Company alleging that the defendants fraudulently reported misleading and untrue financial statements and records of compliance with certain financial covenants in the credit facility. The complaint asserts claims of fraud, aiding and abetting fraud, conspiracy to commit fraud, negligent misrepresentation, and aiding and abetting negligent misrepresentation. The complaint seeks damages of at least $1,700, pre-judgment interest, and costs and expenses, including attorneys' fees. The Company is not a defendant in the litigation.

Initial Public Offering Litigation

   On June 12, 2002, certain plaintiffs filed a consolidated complaint captioned In re Global Crossing Ltd. Initial Public Offering Securities Litigation in the United States District Court for the Southern District of New York alleging that certain current and former officers and directors of the Company violated the federal securities laws through agreements with underwriters in connection with the Company's initial public offering and other offerings of Company shares. The Complaint seeks damages in an unstated amount, pre-judgment and post- judgment interest, and attorneys' and expert witness fees. This consolidated action involving the Company is further consolidated in the United States District Court for the Southern District of New York with cases against approximately 309 other public issuers and their underwriters under the caption In re Initial Public Offering Securities Litigation. Pursuant to the automatic stay of litigation imposed by the Bankruptcy Code, the Company is not a defendant in this action. The Company believes that any liability it may have in respect of this action is subject to indemnification by the firms that acted as underwriters in the applicable securities offerings. Any monetary liability would, in any event, be discharged upon consummation of the Company's Plan of Reorganization.

Claim by the United States Department of Commerce

   A claim was filed in the Company's bankruptcy proceedings by the United States Department of Commerce on October 30, 2002 asserting that an undersea cable owned by PCL, a former subsidiary of the Company, violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration. The Company believes responsibility for the asserted claim rests entirely with the Company's former subsidiary. An identical claim has also been filed in the bankruptcy proceedings of the former subsidiary in Delaware. The Company understands that the claimant has reached an agreement with PCL to transfer the Special Use permit to Pivotal Telecom as part of a larger sale of assets (see Note 8). That agreement was approved by PCL's bankruptcy court on October 7, 2003. Under the terms of the agreement, Pivotal has assumed liability for any payment or performance obligations under the permit on a go-forward basis. PCL and the claimant have agreed to use their best efforts to resolve the remaining compliance issues. As a result of this development, the Company believes it is now clear that it has no remaining liability for the obligations imposed by the permit on either a pre-petition or post-petition basis. As a result, the Company filed its objection to this claim with the bankruptcy court on November 7, 2003.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


United Kingdom Anti-Trust Investigation

   In 2002 an investigation was commenced by the United Kingdom Office of Fair Trading ("OFT") into an allegation that various subsea cable operator entities, including Global Crossing, had engaged in an illegal agreement to collectively boycott a location in the United Kingdom and a means for the landing of subsea telecommunications cables in the United Kingdom. Global Crossing responded to that investigation in 2002 denying the allegation.

   In August 2003, the OFT extended its investigation to include allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine telecommunication cables on their land in the United Kingdom. Global Crossing responded to those allegations on October 10, 2003.

   In the event that the OFT determines that the Company engaged in anti-competitive behavior, the OFT may impose a fine up to a maximum of 10% of the responsible party's revenue in the field of activity in the United Kingdom for up to three years preceding the year on which the infringement ended. The Company disputes the charges and will be defending itself vigorously.

Qwest Rights-of-Way Litigation

   In May 2001, a purported class action was commenced against three of the Company's subsidiaries in the United States District Court for the Southern District of Illinois. The complaint alleges that the Company had no right to install a fiber optic cable in rights-of-way granted by the plaintiffs to certain railroads. Pursuant to an agreement with Qwest Communications Corporation, the Company has an indefeasible right to use certain fiber optical cables in a fiber optic communications system constructed by Qwest within the rights-of-way. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber optic cable for use by Qwest or any other entities. The action has been brought on behalf of a national class of landowners whose property underlies or is adjacent to a railroad right-of-way within which the fiber optic cables have been installed. The action seeks actual damages in an unstated amount and alleges that the wrongs done by the Company involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. The Company has made a demand of Qwest to defend and indemnify the Company in the lawsuit. In response, Qwest has appointed defense counsel to protect the Company's interests.

   The Company's North American network includes capacity purchased from Qwest on an IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on the Company's ability to utilize large portions of its North American network. This litigation is stayed against the Company pending its emergence from bankruptcy, and the plaintiffs' pre-petition claims against the Company will be discharged at that time in accordance with its Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserves plaintiffs' rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate its North American network, although it believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which Global Crossing originally purchased this capacity.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   In September 2002, Qwest and certain of the other telecommunication carrier defendants filed a proposed settlement agreement in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court's injunction are opposed by some, but not all, of the plaintiffs' counsel and are on appeal before the U.S. Court of Appeals for the Seventh Circuit.

Customs Tax Audit

   A foreign tax authority has concluded a preliminary audit of the Company's books and records for the years ended December 31, 2001 and 2000 and has made certain initial findings adverse to the Company including the following: failure to disclose discounts on certain goods imported into the country, failure to include the value of software installed on certain computer equipment, and clerical errors in filed import documents.

   The Company has responded to the preliminary audit disputing the results and is awaiting a response from the tax authority detailing its formal position on the audit. The potential customs and duties exposure, including possible treble penalties to the Company could be as high as $25--$35.

Softbank Arbitration and Microsoft Settlement

   At the time of the formation of the Asia Global Crossing joint venture, Microsoft and Softbank each committed to purchases of at least $100 in capacity on the Company's network over a three-year period. Softbank failed to satisfy that commitment, and its remaining unsatisfied commitment of $85.5, which it was required to utilize by December 31, 2002, had been the subject of a recently concluded arbitration proceeding. The arbitration, commenced by Global Crossing in September 2002, alleged that Softbank breached its contractual obligations to Global Crossing and sought $85.5 in damages. Softbank's defense was that its commitment was extinguished as a result of the Company's loss of control of Asia Global Crossing and Pacific Crossing Limited, and that in any event it was entitled to offset any monies owed by various credits and abatements due from the Company. In a final award issued on October 30, 2003, the arbitration panel found that Softbank is liable to Global Crossing for breach of the underlying commercial commitment agreement in the net amount of approximately $20, after abatements and offsets, together with an additional award of interest in the amount of approximately $0.2.

   On April 1, 2003, the Company entered into a settlement agreement with Microsoft to resolve a number of contractual disputes regarding its remaining capacity commitment obligations, including allegations by Microsoft that were similar to those made by Softbank in the above-referenced arbitration proceedings. The settlement resulted in a reduction in Microsoft's remaining unsatisfied commitment from approximately $76 to approximately $61. Most of the restructured commitment is subject to GCL's emergence from bankruptcy and a smaller portion is also contingent on the satisfactory completion of a performance test of the Company's Western European network. The restructured commitment requires Microsoft to purchase capacity on the Company's owned network, except that 15% of Microsoft's commitment can be used by it for the purchase of off-network access services.

Bankruptcy Filings

   As discussed in Note 2, the GC Debtors filed for protection under chapter 11 of the Bankruptcy Code. Although the Company expects to consummate its Plan of Reorganization and emerge from chapter 11

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

reorganization proceedings shortly after the filing of this annual report on Form 10-K, disputes with respect to the amount of allowed claims owed by the GC Debtors to certain of their general unsecured creditors remain outstanding. GCL expects many of these disputes to remain outstanding for months after it emerges from bankruptcy. A resolution adverse to the GC Debtors of any or all of these claims would not result in a change in the distributions under the Plan of Reorganization to any of the classes of holders of claims and interests.

Subsea Systems Construction Upgrades

   As of December 31, 2002, the Company was committed under contracts to upgrade its Mid-Atlantic Crossing system for future construction costs totaling $22.

Access and Maintenance Purchase Commitment Obligations

   The Company has purchase commitments with third party access vendors that require it to make payments to purchase network services, capacity and telecommunications equipment through 2008. Some of these access vendor commitments require the Company to maintain minimum monthly and/annual billings, in certain cases based on usage. In addition, the Company has purchase commitments with third parties that require it to make payments for operations, administration and maintenance services for certain portions of its network through 2025.

OGCbuying.solutions Claim

   Global Crossing (UK) Telecommunications Limited ("GCUKTL") has been notified by the UK government buying department, OGCbuying.solutions ("OGC"), of OGC's contractual right to buy, for a fixed sum of (Pounds)0.75, dedicated equipment used by GCUKTL for the provisioning of certain network services under an agreement dated November 15, 1996 (the "MTS Agreement"). OGC has indicated that this purchase right would not normally arise until termination of the MTS Agreement in 2006. However, OGC has also indicated that it will not approve the change of control to ST Telemedia and, as a result of a change of control clause in the MTS Agreement, the MTS Agreement may be terminated, precipitating the purchase right. GCUKTL does not now own the dedicated equipment required for the provision of service under the MTS Agreement, and if OGC was to continue to assert its contract rights, GCUKTL might have to purchase this equipment at a premium from third party suppliers or their equipment lease financiers in order to be able to discharge its obligation to OGC.

28. RELATED PARTY TRANSACTIONS

Agreements with Global Crossing Stockholders

   On February 22, 2000, Global Crossing entered into a consent and voting agreement with a number of IPC stockholders, including David Walsh, who became an executive officer of Global Crossing after its acquisition of IPC. Under the consent and voting agreement, these IPC stockholders consented to the adoption of the merger agreement with Global Crossing. The consent and voting agreement also imposed restrictions on the transfer of IPC shares held by the IPC stockholders prior to the merger and continued to impose restrictions on the transfer of Global Crossing common stock which the IPC stockholders acquired in the merger. Under these provisions, Mr. Walsh could not transfer more than 62.5% of the Global Crossing shares that he received in the merger (including shares underlying stock options that were vested at that time) until June 14, 2002, nor could he transfer more than 25% of such shares through June 14, 2001. Similar provisions restricting the pledge of shares by the IPC stockholders were eliminated by way of amendment in October 2000.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   Also on February 22, 2000, several senior executives of IPC and IXnet, including Mr. Walsh, entered into an agreement with Global Crossing, IPC and IXnet pursuant to which these senior executives agreed to limit the percentage of their unvested options for IPC and IXnet common stock vesting upon the change in control, as defined in the IPC and IXnet option plans, to 50% rather than 100%, in the case of IPC, and 25% rather than 50%, the case of IXnet. Mr. Walsh also agreed to relinquish vesting with respect to 50% of his fully vested options for IXnet common stock as of the change in control, as defined in the IXnet stock option plan. Under this agreement, one-third of the remaining options of these senior executives vested on each of the first three anniversaries of the June 14, 2000 closing of the acquisition.

Loans to Executive Officers

   In July 1998, one of the Company's subsidiaries provided a $0.25 interest-free relocation loan to Dan J. Cohrs, an executive officer of the Company until May 2003. This loan was forgiven in full by the Company in December 2001.

   In November 2000, one of the Company's subsidiaries loaned $8 to Thomas J. Casey, then Global Crossing's chief executive officer and a director. The loan bore interest at the rate of 6.01% per annum and was secured by a second deed of trust on Mr. Casey's residence. The principal of and accrued interest on the loan were to be due in full in October 2005 or upon the earlier termination of Mr. Casey's employment for cause or due to his voluntary resignation. The loan and interest was forgiven in full in connection with the replacement of Mr. Casey with Mr. Legere as chief executive officer in October 2001.

   In February 2001, one of the Company's subsidiaries made a $3 interest-free loan to Jose Antonio Rios, an executive officer of GCL. The loan was forgivable in three equal installments on the first, second and third anniversaries of the date of grant, subject to Mr. Rios' continued employment with the Company. $1 of this loan was forgiven by its terms in each of February 2002 and February 2003.

   In March 2001, one of the Company's subsidiaries loaned $1.8 to David Walsh, then an executive officer of the Company. The loan bore interest at the rate of 4.75% per annum and was secured by a second mortgage on his residence. The principal and accrued interest on the loan were to be due in full in March 2002 or upon the earlier termination of Mr. Walsh's employment. Mr. Walsh repaid this loan in full after his employment was terminated in October 2001.

   In September 2001, one of the Company's subsidiaries loaned $0.5 to a life insurance trust created by S. Wallace Dawson, Jr., then an executive officer of GCL. The loan was repayable in full in September 2061 or, if earlier, upon the death of the last to survive of Mr. Dawson and his wife. This loan was used to purchase a joint variable life insurance policy with initial face value amount of approximately $8. The outstanding balance of the loan accrued interest at the rate of 5.49% per annum, payable upon maturity of the loan. The full $0.5 original principal amount plus accrued interest remains outstanding on the date of this annual report. The loan was considered impaired and fully reserved as of December 31, 2002.

   In April 2001, the GCL Compensation Committee and Board of Directors approved of a program (the "Program") in which financial accommodations could be made to executive officers of the Company who were in danger of suffering forced sales of their GCL common stock at a time when the stock was trading at what appeared to be depressed levels. David Walsh and Lodwrick Cook are the only executives who participated in the Program.

   Pursuant to the Program, in August 2001 one of the Company's subsidiaries provided approximately $1.4 of cash collateral to secure an approximately $1.4 margin loan balance in Mr. Walsh's commercial brokerage

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

account, which loan was secured by 746,973 shares of GCL common stock owned by Mr. Walsh. Mr. Walsh agreed to cause the Company's cash collateral to be returned by December 31, 2001, together with interest at the average rate of interest applicable to loans under the Company's revolving credit facility. Mr. Walsh repaid the cash collateral to the Company, together with accrued interest, after his employment was terminated in October 2001.

   In April 2001, a $7.5 guarantee was approved for Mr. Cook under the Program. Certain interim arrangements were put in place in which one of the Company's subsidiaries effectively guaranteed up to $7.5 of the obligations of Mr. Cook, his wife and a trust for the benefit of Mr. Cook and members of his family under an existing margin loan, with such guarantee being secured by certain cash and securities of the Company. In July 2001, these interim arrangements were replaced by a $7.5 letter of credit issued under the Company's then-existing senior secured revolving credit facility. This letter of credit supported a $7.5 commercial bank loan that the Cooks used to refinance their margin loan in full. This bank loan was also secured by 2.5 million shares of GCL common stock pledged by the Cooks. At the time the letter of credit was issued, the Cooks entered into a reimbursement agreement providing for the reimbursement to the Company of any amounts drawn under the letter of credit, together with interest at the rate applicable to the Cook's commercial bank loan or, if higher, the rate of interest applicable to the letter of credit reimbursement obligation under our revolving credit facility. In July 2002, the bank loan matured and the Cooks failed to repay the loan. The lender then drew under the letter of credit. As of the date of this annual report, no reimbursement payments have been made to the Company under the aforementioned reimbursement agreement. Pursuant to the Plan of Reorganization, the Company's reimbursement claim will be transferred to the agent for the creditors under its revolving credit facility and any recoveries against the Cooks will be distributed to such creditors. The loan was considered impaired and fully reserved as of December 31, 2002.

   During 1999 through 2002 the Company made approximately $5 in loans to other employees. As of December 31, 2002, all employee loans mentioned herein have been either paid in full, forgiven or fully reserved for collectibility.

Joint Venture Between AGC and ST Telemedia

   On May 20, 2000, AGC entered into a non-binding memorandum of understanding with a majority owned subsidiary of ST Telemedia ("Starhub") to enter into joint venture agreements for the purpose of forming two joint ventures, each of which was to be 50% owned by AGC and Starhub. On January 12, 2001, AGC and Starhub executed the first joint venture agreement, forming Starhub Asia Global Crossing Pte Ltd ("SAGC"). SAGC was established to build and operate backhaul and telehouses in Singapore and to connect a terrestrial network within Singapore to connect with AGC's Pan Asian East Asia Crossing ("EAC") subsea system. On May 8, 2002, AGC and Starhub announced that SAGC would become a wholly-owned subsidiary of AGC. This modification occurred to more appropriately reflect the respective capacity needs of AGC and Starhub. Under the terms of the modification, AGC was to continue to utilize the Starhub network for its Singapore backhaul. Similarly, Starhub was to continue to access AGC's network for its international capacity needs. As a result of AGC's chapter 11 petitions and subsequent sale of substantially all of AGC's operating subsidiaries on March 11, 2003 (see Note 8), there is no longer any continuing relationship between AGC and Starhub.

Transactions with Pacific Capital Group and its Affiliates

   Pacific Capital Group, Inc. ("PCG") is a merchant bank specializing in telecommunications, media and technology and having a substantial equity investment in GCL (before giving effect to the cancellation of GCL's equity securities upon the Company's emergence from bankruptcy). PCG is controlled by Gary Winnick, former

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

chairman of the board of GCL from its inception through December 2002. In addition, Lodwrick Cook and some of the Company's former officers and directors are or at one time were affiliated with PCG.

   In 1999, the Company entered into a lease with North Crescent Realty V, LLC, which is managed by and affiliated with PCG, with respect to the Company's then executive offices in Beverly Hills, California. Global Crossing engaged an independent real estate consultant to review the terms of its occupancy of the building, and the consultant found the terms to be consistent with market terms and conditions and the product of an arm's length negotiation. During 2001, the Company made payments under this lease in the amount of approximately $0.333 per month. PCG subleased a portion of this space from Global Crossing during 2001 at a cost of approximately $3.50 per square foot, which approximated the Company's costs under the lease. The amount of space subleased from Global Crossing started the year at approximately 2,700 square feet but decreased during the year until PCG vacated the premises by the end of the year. The Company relocated out of the Beverly Hills facility in March 2002. In connection with the Company's bankruptcy proceedings, Global Crossing rejected the Beverly Hills lease at that time, thereby terminating its obligations under the lease.

   PCG has fractional ownership interests in certain aircraft previously used by the Company. The Company reimbursed PCG for PCG's cost of maintaining these ownership interests such that PCG realized no profit from the relationship. During 2000, PCG billed the Company approximately $0.27. There were no billings from PCG in 2002 or 2001 as the Company terminated the agreement at the end of 2000. In 2002, PCG paid the Company $0.232 in reimbursement of an amount contractually due to the Company after the Company's use of such aircraft terminated.

Relationship with Brownstein Hyatt & Farber, P.C.

   Norman Brownstein, a director of the Company from May 2000 through November 2001, is Chairman of the law firm of Brownstein Hyatt & Farber, P.C. During 2001, the Company paid approximately $1.445 to Brownstein Hyatt & Farber for legal and lobbying services. In addition, in his capacity as a consultant, in March 2001 Mr. Brownstein was issued options to purchase 100,000 shares of GCL common stock at an exercise price of $17.15 per share, such options vesting ratably on each of the first three anniversaries of the date of grant. In 2001, Global Crossing also paid Brownstein Hyatt & Farber $0.156 for rent and shared office expenses in respect of approximately 2,300 square feet of office space in Washington, D.C. that the Company leased from that firm.

Certain Agreements with Asia Global Crossing

   GCL and AGC entered into an agreement that governed the relationship between the companies and their respective subsidiaries and affiliates, including provision of network services, coordination and use of bundled service offerings, marketing, pricing of service offerings and strategies, branding, rights with respect to intellectual property and other shared technology and operational, maintenance and administrative services. In addition, AGC sold telecommunications services to third-party customers directly and indirectly through GCL and its subsidiaries. AGC's revenues from such sales of telecommunications services for the years ended December 31, 2002, 2001 and 2000 were $14, $25 and $101 respectively. For the years ended December 31, 2002, 2001 and 2000, AGC purchased telecommunication services of approximately $51, $84 and $25 respectively from the Company.

   The Company provided AGC with general corporate services, including accounting, legal, human resources, information systems services and other office functions. The related charges were allocated to AGC based on estimated usage of the common resources at agreed upon rates believed by management to be reasonable.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   As discussed in Note 8, on November 17, 2002 AGC and one of its wholly owned subsidiaries filed for relief under the Bankruptcy Code. On March 11, 2003, Asia Netcom, a company organized by China Netcom Corporation (Hong Kong) on behalf of a consortium of investors, acquired substantially all of AGC's operating subsidiaries (except PCL) in a sale pursuant to the Bankruptcy Code. On June 11, 2003, AGC's bankruptcy case was converted from reorganizations under chapter 11 of the Bankruptcy Code to liquidation proceedings under chapter 7. Due to the Company's loss of control and lack of continuing involvement with AGC, transactions between the Company and AGC subsequent to November 17, 2002, are not considered to be related party in nature.

Relationship with Simpson Thacher & Bartlett LLP

   Simpson Thacher was the Company's principal corporate counsel from the Company's inception in 1997 through its bankruptcy filing in January 2002. D. Rhett Brandon, a Simpson Thacher partner, served concurrently as the Company's acting vice president and general counsel from mid-September 2001 through February 2002, while remaining a partner of and receiving compensation from Simpson Thacher, which billed the Company fees that included Mr. Brandon's time charges, incurred at his usual hourly rate. The Company made aggregate payments of approximately $17.1 and $3.8 to Simpson Thacher for fees and disbursements in 2001 and 2002, respectively, including significant payments made within 90 days of the date on which the Company first filed for protection under the Bankruptcy Code. It is possible that a portion of these payments may be recoverable by the Company in an avoidance action under the Bankruptcy Code or otherwise. Pursuant to the Plan of Reorganization, the Company's rights to pursue any such action will be transferred to a liquidating trust established for the benefit of the Company's creditors, to whom any recovery will be distributed.

CEO Employment Agreement and Loan Forgiveness

   On October 3, 2001, GCL hired Mr. Legere as its chief executive officer. Until Mr. Legere's employment with AGC terminated on January 11, 2002, Mr. Legere also continued at the same time to serve as chief executive officer of AGC, then still a subsidiary of the Company. On the date of his hiring by GCL, Mr. Legere's employment agreement with AGC was effectively amended and restated in a new employment agreement among GCL, AGC and Mr. Legere (the "October 3, 2001 Employment Agreement"); provided that AGC's obligations under Mr. Legere's February 12, 2000 employment agreement technically continued, with any compensation paid under that agreement being offset against the employers' obligations under the October 3, 2001 Employment Agreement.

   The October 3, 2001 Employment Agreement provided for a three-year term and a base salary of $1.1, a target annual bonus of $1.375, a signing bonus in the net after-tax amount of $3.5, and 5 million options to purchase GCL common stock. The agreement also changed the terms applicable to the $10 balance then outstanding on Mr. Legere's promissory note to AGC. Specifically, Global Crossing agreed to pay after-tax amounts sufficient to cover all taxes attributable to the forgiveness of Mr. Legere's loan. These tax-related payments in respect of the three $5 installments were payable on January 1, 2002, October 1, 2002 and February 1, 2003, respectively. The tax-related payment in respect of the forgiveness of the first $5 installment was made by the Company on or about January 1, 2002. This payment, in the amount of approximately $4.8, also included a tax gross-up in respect of interest imputed on Mr. Legere's loan in 2001. The $10 loan balance was forgiven in full in connection with the termination of Mr. Legere's employment by AGC on January 11, 2002. No tax-related payment was ever made in respect of the forgiveness of the $10 balance of Mr. Legere's loan.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   After the GC Debtors' January 28, 2002 bankruptcy filing, on April 8, 2002, the GC Debtors filed a motion to assume the October 31, 2001 Employment Agreement, subject to certain modifications, including a temporary voluntary 30% reduction in Mr. Legere's base salary. Mr. Legere's employment agreement was the subject of extensive negotiation and review by the creditors committee and the agent for the Company's bank creditors. Numerous additional concessions were made by Mr. Legere in order to attain the approval of the creditors committee, including the tying of Mr. Legere's annual bonus opportunity to the attainment of specified corporate and individual performance goals subject to the approval of the creditors committee and the bank creditors, and the waiver of certain relocation expenses and certain additional severance, retention and other benefits, including the tax-related payments referenced above that would have totaled approximately $8.8 in respect of the $10 of Mr. Legere's loan forgiven on January 11, 2002. In light of these concessions, the agreement provided Mr. Legere with (1) a $3.2 retention bonus payable in four equal installments on June 4, 2002, July 31, 2002, October 31, 2002 and January 31, 2003 and (2) the opportunity to earn a performance fee up to $4 based on the value to be received by the creditors of the Company in its chapter 11 reorganization (the "Contingent Performance Fee"). The Bankruptcy Court approved the assumption of the modified employment agreement on May 31, 2002. The $3.2 retention bonus payments were made by the Company to Mr. Legere on the dates specified above; however, no Contingent Performance Fee will be paid to Mr. Legere if his proposed new employment agreement (described in the immediately succeeding paragraph) goes into effect upon consummation of the Plan of Reorganization.

   Upon the Company's emergence from bankruptcy, the Company expects to enter into a new employment agreement with Mr. Legere (the "Emergence Employment Agreement"), the form of which has been approved by ST Telemedia. This agreement will supersede the Bankruptcy Period Employment Agreement, except with respect to certain rights Mr. Legere had under the latter agreement relating to indemnification, liability insurance and the resolution of disputes thereunder.

   The Emergence Employment Agreement: (1) provides Mr. Legere with an annual base salary of $1.1 and a target annual bonus of $1.1; (2) entitles Mr. Legere to attend all meetings of New GCL's Board of Directors and to receive all materials provided to the members of the Board, subject to certain limited exceptions; (3) extends the term of the agreement through the fourth anniversary of the date on which the agreement becomes effective (the "Agreement Effective Date"); (4) entitles Mr. Legere to a $2.7 bonus payable on the Agreement Effective Date but supersedes any rights he would otherwise have in respect of the Contingent Performance Fee; (5) entitles Mr. Legere to an initial grant of options to purchase not less than 0.69 percent of the fully diluted shares of New GCL Common Stock (including dilution due to conversion of preferred shares), such options to vest in full upon termination of Mr. Legere's employment by the Company without "cause" or upon Mr. Legere's death, "disability" or resignation for "good reason" (as such quoted terms are defined in the agreement; such terms being collectively referred to as "Designated Terminations"); (6) provides for the payment of severance to Mr. Legere in the event of a Designated Termination in an amount ranging from one to three times the sum of Mr. Legere's base salary and target annual bonus, depending on the date of such termination, plus certain other benefits and payments; and (7) entitles Mr. Legere to reimbursement (on an after-tax basis) for certain excise taxes should they apply to payments made to Mr. Legere by the Company.

Transactions with Withit.com

   In June 2001, the Company entered into an agreement with Withit.com ("Withit"), a company owned and controlled by Joseph Perrone Jr., the son of Joseph P. Perrone, a former executive officer of the Company. Pursuant to that agreement, the Company engaged Withit to perform certain integration, implementation and co-marketing services relating to a one-way IP-based voice extension product that the Company intended to market

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

to the financial services industry. The Company paid Withit an initial installment of $0.25 and undertook to pay an equal amount upon its acceptance of the product in accordance with the terms of the agreement. The Company paid Withit the second $0.25 installment in December 2001, and also paid Withit $0.125 for out-of-pocket expenses incurred in purchasing certain equipment to be used in the implementation of the new product and $0.115 for support and consulting services performed during the latter half of 2001. In total the Company paid Withit $0.74.

   Because of budgetary constraints and a change in product development strategy, among other factors, the Company did not implement or market the voice extension product that was the subject of the Withit agreement. The extent to which Withit in fact provided the deliverables that were contractual prerequisites for the Company's second $0.25 payment in December 2001 is also an open question.

   Commencing in April 2002, an independent committee of the GCL Board of Directors reviewed these matters with the support of outside counsel. The committee found that Mr. Perrone had influenced the Company's decision to enter into the agreement with Withit in a manner the committee deemed inappropriate. At the independent committee's recommendation, the Board imposed a $0.325 monetary penalty on Mr. Perrone and reassigned him to other duties within the Company. Although Mr. Perrone disagreed with the committee's findings, before he left the Company's employ for other reasons he paid this amount in full by consenting to the withholding of a portion of quarterly and annual bonuses otherwise due him.

   Prior to the above-described relationship, Withit also subleased approximately 4,125 square feet of office space in Chicago from the Company from August 2000 through July 2002 at a monthly rent of approximately $0.0045. In late 2001, Withit had fallen approximately $0.032 in arrears in its rental obligations under the sublease, although it paid all arrearages in full upon termination of the sublease in July 2002.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

29. SEGMENT REPORTING

   The Company is a global provider of Internet and long distance telecommunications facilities and related services supplying its customers with global "point to point" connectivity and, through its GMS subsidiary, providing cable installation and maintenance services. The Company's two reportable segments are telecommunications services and installation and maintenance services. Segments are determined based on products and services delivered to groups of customers. The Company's chief decision maker monitors the revenue streams of the various products and geographic locations, and operations are managed and financial performance is evaluated based on the delivery of multiple, integrated services to customers over a single network.

   The information below summarizes certain financial data of the Company by segment:

                                                    Year Ended December 31,
                                                   -------------------------
                                                                       2000
                                                                       ----
                                                    2002     2001    Restated
                                                   ------  --------  --------
  Revenues:
     Commercial................................... $1,252  $  1,395  $ 1,242
     Consumer.....................................     44       110      169
     Carrier:.....................................
         Service Revenue..........................  1,533     1,519    1,360
         Sales type lease revenue.................     --        18      312
         Amortization of prior period IRUs........     74        80       25
                                                   ------  --------  -------
     Total carrier................................  1,607     1,617    1,697
                                                   ------  --------  -------
     Telecommunications service revenue...........  2,903     3,122    3,108
     Installation and maintenance segment revenue.    213       537      397
                                                   ------  --------  -------
     Consolidated revenues........................ $3,116  $  3,659  $ 3,505
                                                   ======  ========  =======
  Selected Financial Information:
     Operating income (loss):
         Telecommunication services............... $ (393) $(18,838) $(1,322)
         Installation and maintenance.............    (41)     (874)       4
                                                   ------  --------  -------
         Consolidated............................. $ (434) $(19,712) $(1,318)
                                                   ======  ========  =======
     Total assets:
         Telecommunication services............... $2,369  $  2,868
         Installation and maintenance.............    269       485
         Assets of discontinued operations........     --       861
                                                   ------  --------
         Consolidated............................. $2,635  $  4,214
                                                   ======  ========
     Cash paid for capital expenditures:
     Telecommunications services.................. $  275  $  2,577
     Installation and maintenance.................      6        66
                                                   ------  --------
     Consolidated................................. $  281  $  2,643
                                                   ======  ========

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   Company information provided on geographic sales is based on the order location of the customer. Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

                                                                    2000
                                                                    ----
                                2002                2001          Restated
                         ------------------  ------------------  -----------
                                      Long-               Long-
                                      Lived               Lived
                                      -----               -----
                         Revenue/(1)/ Assets Revenue/(1)/ Assets Revenue/(1)/
                         -----------  ------ -----------  ------ -----------
  North America
     United States......   $2,271     $  347   $2,481     $  339   $2,677
     Other..............       23          1       32          1       27
                           ------     ------   ------     ------   ------
                            2,294        348    2,513        340    2,704
                           ------     ------   ------     ------   ------
  Europe
     The Netherlands....        6         32        5         27       68
     Germany............       20         30       12         24      118
     United Kingdom.....      643        251      790        239      472
     Other..............       43         90       34         72       37
                           ------     ------   ------     ------   ------
                              712        403      841        362      695
                           ------     ------   ------     ------   ------
  Asia
     Singapore..........       92         --      293         --      106
                           ------     ------   ------     ------   ------
                               92         --      293         --      106
                           ------     ------   ------     ------   ------
  Latin America
     Brazil.............        7         17       --         15       --
     Argentina..........        3         16        1         13       --
     St. Croix..........       --         13       --         11       --
     Panama.............        2         11        4         10       --
     Other..............        6         41        7         35       --
                           ------     ------   ------     ------   ------
                               18         98       12         84       --
                           ------     ------   ------     ------   ------

  International waters..       --        210       --        214       --
                           ------     ------   ------     ------   ------

  Consolidated Non-U.S..   $  845     $  712   $1,178     $  661   $  828
                           ------     ------   ------     ------   ------

  Consolidated Worldwide   $3,116     $1,059   $3,659     $1,000   $3,505
                           ======     ======   ======     ======   ======

--------
(1)There were no individual customers in 2002, 2001 or 2000 that accounted for more than 10% of consolidated revenue.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


30. DEBTOR FINANCIAL INFORMATION

   The condensed combined financial statements of the GC Debtors are presented below. These statements reflect the financial condition and results of operations of the GC Debtors on a combined basis, including certain amounts and transactions between GC Debtors and non-debtor subsidiaries of the Company which are eliminated in the consolidated financial statements.

Condensed Combined Balance Sheet

                                                                          December 31, 2002
                                                           ----------------------------------------------
                                                                                 Eliminations
                                                                                      &
                                                            Debtors  Non-Debtors Adjustments  Consolidated
                                                           --------  ----------- ------------ ------------
ASSETS:
Cash and cash equivalents................................. $    290    $   133     $    --      $    423
Restricted cash and cash equivalents......................      325          2          --           327
Accounts receivable, net..................................      333        149          --           482
Other current assets and prepaid costs....................      129         89          --           218
                                                           --------    -------     -------      --------
   Total current assets...................................    1,077        373          --         1,450
Property and equipment, net...............................      600        459          --         1,059
Investments in and advances to/from affiliates, net.......    5,413         --      (5,360)           53
Other assets..............................................       52         21          --            73
                                                           --------    -------     -------      --------
Total assets.............................................. $  7,142    $   853     $(5,360)     $  2,635
                                                           ========    =======     =======      ========
LIABILITIES:
Liabilities not subject to compromise
   Accounts payable....................................... $     58    $    83     $    --      $    141
   Accrued construction costs.............................        7         31          --            38
   Accrued cost of access.................................      198         37          --           235
   Other current liabilities..............................      514        388          (4)          898
                                                           --------    -------     -------      --------
   Total current liabilities..............................      777        539          (4)        1,312
   Deferred revenue.......................................    1,321        402        (285)        1,438
   Investments in and advances due to affiliates, net.....       --      1,931      (1,931)           --
   Other deferred liabilities.............................       72        168          --           240
                                                           --------    -------     -------      --------
   Total liabilities not subject to compromise............    2,170      3,040      (2,220)        2,990
                                                           --------    -------     -------      --------
Liabilities subject to compromise
   Accounts payable.......................................      115         --          --           115
   Accrued construction costs.............................      110         22          --           132
   Accrued cost of access.................................      279         --          --           279
   Accrued interest and dividends.........................      181         --          --           181
   Other liabilities......................................      653         --          --           653
   Debt obligations.......................................    6,641         --          --         6,641
   Obligations under capital leases.......................       34         --          --            34
   Deferred gain on sale of Global Center.................      101         --          --           101
                                                           --------    -------     -------      --------
   Total liabilities subject to compromise* ..............    8,114         22          --         8,136
                                                           --------    -------     -------      --------
MANDATORILY REDEEMABLE AND CUMULATIVE CONVERTIBLE
 PREFERRED STOCK..........................................    2,444         --          --         2,444
                                                           --------    -------     -------      --------
SHAREHOLDERS' DEFICIT:
Common stock..............................................        9         73         (73)            9
Treasury stock............................................                (209)                     (209)
Additional paid-in capital and other shareholder's deficit   14,388      2,857      (3,239)       14,006
Accumulated deficit.......................................  (19,983)    (4,930)        172       (24,741)
                                                           --------    -------     -------      --------
   Total shareholders' deficit............................   (5,586)    (2,209)     (3,140)      (10,935)
                                                           --------    -------     -------      --------
   Total liabilities and shareholders' deficit............ $  7,142    $   853     $(5,360)     $  2,635
                                                           ========    =======     =======      ========

--------
* Total liabilities subject to compromise is the current estimate by the GC Debtors of the total claims that will be restructured in their chapter 11 cases.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)

Condensed Combined Statement of Operations

                                                              Eliminations
                                                                   &
                                          Debtors Non-Debtors Adjustments  Consolidated
                                          ------- ----------- ------------ ------------
REVENUES................................. $2,551    $  873       $(308)       $3,116
OPERATING EXPENSES:
   Cost of access and maintenance........  1,989       331        (115)        2,205
   Other operating expenses..............    915       493        (200)        1,208
   Depreciation and amortization.........     85        52          --           137
                                          ------    ------       -----        ------
                                           2,989       876        (315)        3,550
                                          ------    ------       -----        ------
OPERATING INCOME (LOSS)..................   (438)       (3)          7          (434)
OTHER INCOME (EXPENSE):
   Equity in income (loss) of affiliates.     --         6          --             6
   Interest income.......................     28        --         (26)            2
   Interest expense......................    (54)      (47)         26           (75)
   Other income (expense), net...........    154       193        (149)          198
                                          ------    ------       -----        ------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE REORGANIZATION ITEMS AND INCOME
  TAXES..................................   (310)      149        (142)         (303)
                                          ------    ------       -----        ------
REORGANIZATION ITEMS:
   Professional fees.....................   (128)       (5)         --          (133)
   Retention plans costs.................    (40)       --          --           (40)
   Vendor settlements....................    220        35          --           255
   Interest income, net..................     15         5          --            20
   Restructuring charges.................     (9)      (86)         --           (95)
   Deferred financing fees...............   (102)       --          --          (102)
                                          ------    ------       -----        ------
                                             (44)      (51)         --           (95)
                                          ------    ------       -----        ------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE BENEFIT (PROVISION) FOR INCOME
  TAXES..................................   (354)       98        (142)         (398)
   Benefit (provision) for income taxes..    109        (7)         --           102
                                          ------    ------       -----        ------
INCOME (LOSS) FROM CONTINUING OPERATIONS.   (245)       91        (142)         (296)
   Income from discontinued operations...     --       950          --           950
                                          ------    ------       -----        ------
NET INCOME (LOSS)........................   (245)    1,041        (142)          654
   Preferred stock dividends.............    (19)       --          --           (19)
                                          ------    ------       -----        ------
INCOME (LOSS) APPLICABLE TO COMMON
  SHAREHOLDERS........................... $ (264)   $1,041       $(142)       $  635
                                          ======    ======       =====        ======

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


31. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                Years Ended December 31,
                                                                                -----------------------
                                                                                                  2000
                                                                                 2002    2001   Restated
                                                                                -----  -------  --------
SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTIVITIES:
   Common stock issued to holders of preferred stock........................... $ 797  $    27  $   445
                                                                                =====  =======  =======
   Common stock acquired from sale of Global Center............................ $  --  $ 1,918  $    --
                                                                                =====  =======  =======
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
   Costs incurred for construction in progress and capacity available for sale. $(143) $(2,471) $(3,752)
   (Decrease)/Increase in accrued construction costs...........................  (305)    (179)     379
   Write back of accrued construction costs on vendor settlements..............   167       --       --
   Amortization of deferred finance costs......................................    --        7        7
                                                                                -----  -------  -------
   Cash paid for property and equipment........................................ $(281) $(2,643) $(3,366)
                                                                                =====  =======  =======
Detail of acquisitions:
   Assets acquired............................................................. $  --  $    --  $ 3,694
   Liabilities assumed.........................................................    --       --     (796)
                                                                                -----  -------  -------
   Common stock issued......................................................... $  --  $    --  $ 2,898
                                                                                =====  =======  =======
Investments in affiliates:
   Preferred stock issued for investment in joint venture...................... $  --  $    --  $   400
                                                                                =====  =======  =======
   Effect of consolidation of joint venture.................................... $ (26) $    --  $    --
                                                                                =====  =======  =======
   Commitment to acquire capacity from joint venture........................... $  --  $    --  $   200
                                                                                =====  =======  =======
   Note receivable upon sale of interest in joint venture...................... $  --  $    --  $  (164)
                                                                                =====  =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Changes in operating assets and liabilities:
       Accounts receivable..................................................... $ 177  $  (108) $    15
       Other current assets....................................................    59      204     (234)
       Other long-term assets..................................................    79      (45)      28
       Deferred revenue........................................................   (22)     291    1,034
       Current liabilities other than debt.....................................   252       38      148
       Deferred credits and other..............................................   (18)    (880)    (407)
                                                                                -----  -------  -------
                                                                                $ 527  $  (500) $   584
                                                                                =====  =======  =======
Restricted cash received from sale of IPC...................................... $  --  $   301  $    --
                                                                                =====  =======  =======
Cash paid for interest and income taxes:
   Interest paid and capitalized............................................... $  20  $   484  $   475
                                                                                =====  =======  =======
   Interest paid (net of capitalized interest)................................. $  20  $   393  $   388
                                                                                =====  =======  =======
   Cash (received) paid for income taxes, net.................................. $ (93) $   (91) $    49
                                                                                =====  =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


32. SUBSEQUENT EVENTS

Restructuring costs and related impairments

   During the nine months ended September 30, 2003, the Company adopted certain restructuring plans within the telecommunications services segment and an additional restructuring plan within the installation and maintenance segment. The restructuring plans eliminate redundant positions, significantly modify the existing management structure and integrate global functional units and their responsibilities to increase overall efficiency and reduce operating costs. The restructuring plans will result in the elimination of more than 250 employees, approximately 100 of whom are employees of the installation and maintenance segment and the balance of whom are employees of the telecommunications services segment. The restructuring plans for the telecommunications services segment will also result in the closure of three facilities. As a result of the restructuring plans, the Company recorded restructuring charges of $13 related to post-termination benefits for affected employees and less than $1 for continuing building lease obligations and related decommissioning costs.

   The Company expects to incur approximately $3 of costs in the future related to the closure of one of the facilities that will be expensed as incurred in accordance with SFAS No. 146.

   No additional restructuring plans have been adopted through the date of this filing.


33. QUARTERLY FINANCIAL DATA (UNAUDITED)

   The Company's unaudited quarterly results are as follows:

                                                                 2002 Quarter Ended
                                           -----------------------------------------------------------
                                               March 31        June 30     September 30     December 31
                                           ------------     ------------  ------------    ------------
Revenue................................... $        801     $        790  $        760    $        765
Operating loss............................         (193)             (87)          (54)           (100)
(Loss) income from continuing operations..         (372)            (146)           68             154
Net (loss) income.........................         (432)/1/         (221)          539/2/          768/3/
(Loss) income applicable to common
  shareholders............................         (451)            (221)          539             768
(Loss) income from continuing operations
  applicable to common shareholders per
  common share............................        (0.44)/4/        (0.16)         0.08            0.17
(Loss) income applicable to common
  shareholders per common share...........        (0.50)           (0.24)         0.59            0.85
Shares used in computing basic and diluted
  (loss) income per share.................  896,184,896      902,318,163   908,761,371     908,762,710

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


                                                                      2001 Quarter Ended
                                              ---------------------------------------------------------------
                                                  March 31         June 30        September 30
                                                  Restated         Restated         Restated       December 31
                                              ------------     ------------     ------------     ------------
Revenue...................................... $        951     $        961     $        894     $        853
Operating loss...............................         (489)            (490)          (1,382)         (17,351)
Loss from continuing operations..............         (549)            (533)          (2,782)         (16,614)
Net loss.....................................         (697)             (28)          (2,819)         (18,850)
Loss applicable to common shareholders.......         (756)/5/          (87)/6/       (2,878)/7/      (18,911)/8/
Loss from continuing operations applicable to
  common shareholders per common share/9/....        (0.69)           (0.67)           (3.20)          (18.77)
Loss applicable to common shareholders per
  common share...............................        (0.85)           (0.10)           (3.24)          (21.29)
Shares used in computing basic and diluted
  (loss) income per share....................  884,702,182      886,109,573      887,105,667      888,110,988

--------
/1/ Includes $102 reorganization items expense related to the write off of deferred finance costs (see Note 21).
/2/ Includes an after tax gain of $546 on the abandonment of PCL which was recorded as gain from discontinued operations (see Note 8) and $200 reorganization items gain on vendor settlements (see Note 21).
/3/ Includes an after tax gain of $638 on the abandonment of AGC which was recorded as gain from discontinued operations (see Note 8) and $55 reorganization items gain on vendor settlements (see Note 21).
/4/ Included in the calculation of loss from continuing operations applicable to common shareholders per common share for the quarter ended March 31 is $19 of preferred stock dividends.
/5/ Includes an after tax loss of $130 on the sale of the ILEC which was recorded as loss from discontinued operations (see Note 8).
/6/ Includes an additional after tax loss of $76 (total $206) on the sale of the ILEC, as a result of adjustments to closing date liabilities and working capital balances, which was recorded as loss from discontinued operations (see Note 8) and a $600 tax benefit related to the reversal of the restatement of the deferred tax liability on the sale of the ILEC which is included in discontinued operations (see Note 4).
/7/ Includes $294 restructuring charges (see Note 5), $545 goodwill impairment charges (see Note 6), $2,084 of write down of investments (see Note 3), and $535 tax benefit related to the reversal of the restatement of the deferred tax liability on the sale of GlobalCenter which is included in continuing operations (see Note 4).
/8/ Includes $116 restructuring charges (see Note 5), an after tax loss of $120 on the sale of IPC which was recorded as loss from discontinued operations (see Note 8), $114 write down of an equity investment (see Note
     3), $16,636 of asset impairment charges in continuing operations (see Note
     6), and $2,849 of goodwill, equity investment, and asset impairment charges related to AGC and PCL which was recorded in discontinued operations (see Notes 3, 6 and 8).
/9/ Included in the calculation of loss from continuing operations applicable to common shareholders per common share is $59.5 of preferred stock dividends for the quarters ended December 31, September 30, June 30, and March 31.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In provisional liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions, except number of sites, square footage, share and per share information)


   Due to the restatement of previously issued financial statements (see Note
4), and the effects of changes in the designation of discontinued operations (see Note 8), the following adjustments have been made to the previously reported quarterly financial data:

                                                                            Quarter Ended March 31, 2001 (unaudited)
                                                                   ----------------------------------------------------------
                                                                        As       Restatement     Discontinued
                                                                    Previously   Adjustments      Operations
                                                                     Reported    (see Note 4)  Reclassifications   Restated
                                                                   ------------  ------------  ----------------- ------------
Revenue........................................................... $      1,082  $        (48)   $         83    $        951
Operating loss....................................................         (513)            2              22            (489)
(Loss) income from continuing operations..........................         (562)            1              12            (549)
Net (loss) income.................................................         (616)          (81)             --            (697)
(Loss) income applicable to common shareholders...................         (675)          (81)             --            (756)
(Loss) income from continuing operations applicable to common
 shareholders per common share/1/.................................        (0.70)           --            0.01           (0.69)
(Loss) income applicable to common shareholders per common
 share............................................................        (0.76)        (0.09)             --           (0.85)
Shares used in computing basic and diluted (loss) income per share  884,702,182   884,702,182     884,702,182     884,702,182

                                                                             Quarter Ended June 30, 2001 (unaudited)
                                                                   ----------------------------------------------------------
                                                                        As       Restatement     Discontinued
                                                                    Previously   Adjustments      Operations
                                                                     Reported    (see Note 4)  Reclassifications   Restated
                                                                   ------------  ------------  ----------------- ------------
Revenue........................................................... $      1,069  $        (13)   $        (95)   $        961
Operating loss....................................................         (539)            3              46            (490)
(Loss) income from continuing operations..........................         (559)          602            (576)           (533)
Net (loss) income.................................................         (630)          602              --             (28)
(Loss) income applicable to common shareholders...................         (689)          602              --             (87)
(Loss) income from continuing operations applicable to common
 shareholders per common share/1/.................................        (0.70)         0.68           (0.65)          (0.67)
(Loss) income applicable to common shareholders per common
 share............................................................        (0.78)         0.68              --           (0.10)
Shares used in computing basic and diluted (loss) income per share  886,109,573   886,109,573     886,109,573     886,109,573

                                                                          Quarter Ended September 30, 2001 (unaudited)
                                                                   ----------------------------------------------------------
                                                                        As       Restatement     Discontinued
                                                                    Previously   Adjustments      Operations
                                                                     Reported    (see Note 4)  Reclassifications   Restated
                                                                   ------------  ------------  ----------------- ------------
Revenue........................................................... $        793  $        (49)   $        150    $        894
Operating loss....................................................         (897)           (4)           (481)         (1,382)
(Loss) income from continuing operations..........................       (2,854)          529            (457)         (2,782)
Net (loss) income.................................................       (3,348)          529              --          (2,819)
(Loss) income applicable to common shareholders...................       (3,407)          529              --          (2,878)
(Loss) income from continuing operations applicable to common
 shareholders per common share/1/.................................        (3.28)         0.60           (0.52)          (3.20)
(Loss) income applicable to common shareholders per common
 share............................................................        (3.84)         0.60              --           (3.24)
Shares used in computing basic and diluted (loss) income per share  887,105,667   887,105,667     887,105,667     887,105,667

--------
/1/Included in the calculation of loss from continuing operations applicable to common shareholders per common share is $59.5 of preferred stock dividends for the quarters ended September 30, June 30, and March 31.

                     GLOBAL CROSSING LTD. AND SUBSIDIARIES
         (In Provisional Liquidation in the Supreme Court of Bermuda)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
   (in millions except number of sites, square footage, share and per share information)


                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

                                             Column A    Column B   Column C   Column D   Column E
                                           ------------ ---------- ---------- ---------- ----------
                                                                  Additions
                                           --------------------------------------------------------
                                            Balance at  Charged to Charged to            Balance at
                                           Beginning of  cost and    other                 end of
               Description                    period     expenses   accounts  Deductions   period
               -----------                 ------------ ---------- ---------- ---------- ----------
2002
   Reserve for uncollectible accounts and
     customer credits.....................    $  128      $   77      $103      $(174)     $  134
   Restructuring reserves.................    $  287      $   95      $  0      $(109)     $  273
   Deferred tax valuation allowance.......    $2,658      $  506      $ --      $  --      $3,164
2001
   Reserve for uncollectible accounts and
     customer credits.....................    $  139      $  124      $ 64      $(199)     $  128
   Restructuring reserves.................    $    0      $  410      $ 19      $(142)     $  287
   Deferred tax valuation allowance.......    $  170      $2,488      $ --      $  --      $2,658
2000 Restated
   Reserve for uncollectible accounts and
     customer credits.....................    $   96      $   69      $ 24      $ (50)     $  139
   Deferred tax valuation allowance.......    $   53      $  130      $(13)     $  --      $  170

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on December 8, 2003 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LTD.

By: /s/ John J. Legere
    --------------------------
    John J. Legere
    Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 8, 2003 by the following persons on behalf of the Registrant in the capacities indicated.


By: /s/ John J. Legere
    --------------------------
    John J. Legere
    Chief Executive Officer
    and Director
    (Principal Executive
    Officer)


By: /s/ Daniel O'Brien
    --------------------------------------------------------------
    Daniel O'Brien
    Executive Vice President and Chief Financial Officer
    (Principal Financial Officer and Principal Accounting Officer)


By: /s/ Lodwrick M.Cook
    --------------------------
    Lodwrick M. Cook
    Director and Deputy
    Chairman of the Board


By: /s/ Alice T. Kane
    --------------------------
    Alice T. Kane
    Director


By: /s/ Jeremiah D. Lambert
    --------------------------
    Jeremiah D. Lambert
    Director and Co-Chairman
    of the Board


By: /s/ Myron E. Ullman, III
    --------------------------
    Myron E. Ullman, III
    Director and Co-Chairman
    of the Board