Form 10-Q
period 2003-03-31
GLOBAL CROSSING LTD
filed 2003-12-23
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001—16201

GLOBAL CROSSING LIMITED

BERMUDA	98-0407042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

WESSEX HOUSE

45 REID STREET

HAMILTON HM12, BERMUDA

(Address Of Principal Executive Offices)

(441) 296-8600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.). Yes ☐ No ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding as of December 15, 2003: 22,000,000 shares.

EXPLANATORY NOTE

The Registrant, Global Crossing Limited (“New GCL”), is the successor to Global Crossing Ltd. (“GCL”), which transferred substantially all of its assets to New GCL upon the emergence from bankruptcy under chapter 11 of title 11 of the United States Code of New GCL and certain affiliated entities on December 9, 2003. GCL is in provisional liquidation in the Supreme Court of Bermuda. The financial information contained in this quarterly report on Form 10-Q for periods prior to December 9, 2003 represents the results of operations and financial condition of GCL.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I.	Financial Information

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$332	$423
Restricted cash and cash equivalents	328	327
Accounts receivable, net of allowances of $137 and $134, respectively	480	482
Other current assets and prepaid costs	218	218

Total current assets	1,358	1,450
Property and equipment, net	1,049	1,059
Other assets	126	126

Total assets	$2,533	$2,635

LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$148	$141
Accrued cost of access	214	235
Accrued restructuring costs	160	170
Deferred revenue—current portion	281	274
Other current liabilities	503	492

Total current liabilities	1,306	1,312
Deferred revenue	1,261	1,438
Other deferred liabilities, including obligations under capital leases	245	240

Total liabilities not subject to compromise	2,812	2,990

Liabilities subject to compromise	8,283	8,136

Total liabilities	11,095	11,126

MANDATORILY REDEEMABLE PREFERRED STOCK: 10½%, 5,262,500 shares issued and outstanding as of March 31, 2003 and December 31, 2002, $100 liquidation preference per share plus accumulated and unpaid dividends	526	526

CUMULATIVE CONVERTIBLE PREFERRED STOCK	1,904	1,918

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common stock, 3,000,000,000 shares authorized, par value $0.01 per share, 909,388,595 and 909,052,691 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	9	9
Treasury stock, 22,033,758 shares	(209)	(209)
Additional paid-in capital	14,364	14,350
Accumulated other comprehensive loss	(344)	(344)
Accumulated deficit	(24,812)	(24,741)

	(10,992)	(10,935)

Total liabilities and shareholders’ deficit	$2,533	$2,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except share and per share information)

	Three Months Ended March 31,
	2003		2002
REVENUES		$735		$801
OPERATING EXPENSES:
Cost of access and maintenance		508		564
Other operating expenses		240		398
Depreciation and amortization		35		32

		783		994

OPERATING LOSS		(48)		(193)
OTHER INCOME (EXPENSE):
Interest expense, net		(7)		(48)
Other income (expense), net		(11)		25

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES		(66)		(216)
Reorganization items, net		(5)		(162)

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES		(71)		(378)
Benefit (provision) for income taxes		(1)		6

LOSS FROM CONTINUING OPERATIONS		(72)		(372)
Loss from discontinued operations, net of income tax		—		(60)

NET LOSS		(72)		(432)
Preferred stock dividends		—		(19)

LOSS APPLICABLE TO COMMON SHAREHOLDERS		$(72)		$(451)

LOSS PER COMMON SHARE, basic and diluted:
Loss from continuing operations applicable to common shareholders		$(0.08)		$(0.43)

Loss from discontinued operations, net		$—		$(0.07)

Loss applicable to common shareholders		$(0.08)		$(0.50)

Shares used in computing basic and diluted loss per share	9	09,232,279	8	96,184,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(72)	$(432)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operations:
Loss from discontinued operations	—	60
Gain on sale of property and equipment	—	(26)
Gain on sale of marketable securities	(1)	—
Depreciation and amortization	35	32
Reorganization items, net	5	162
Provision for doubtful accounts	13	15
Other	3	(25)
Changes in operating assets and liabilities	12	287

Net cash provided by (used in) continuing operations	(5)	73
Net cash provided by discontinued operations	—	1
Net cash used in reorganization items	(44)	(39)

Net cash provided by (used in) operating activities	(49)	35

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(44)	(62)
Proceeds from sale of property and equipment	6	28
Proceeds from sale of marketable securities	2	—
Change in restricted cash and cash equivalents	(1)	(17)

Net cash used in investing activities	(37)	(51)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of capital lease obligations	(5)	(5)

Net cash used in financing activities	(5)	(5)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(91)	(21)
CASH AND CASH EQUIVALENTS, beginning of period	423	607

CASH AND CASH EQUIVALENTS, end of period	$332	$586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes, net	$1	$(40)

Interest paid and capitalized	$5	$4

Interest paid, net of capitalized interest	$5	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of sites, square footage, share and per share information)

1.	BACKGROUND AND ORGANIZATION

Global Crossing Ltd., a Bermuda Company in provisional liquidation in the Supreme Court of Bermuda (“GCL” and, together with its consolidated subsidiaries, the “Company”) was incorporated in Bermuda on March 19, 1997. The Company’s common stock traded on the New York Stock Exchange (“NYSE”) under the name of Global Crossing Ltd. and the ticker symbol “GX” until January 28, 2002, at which time the NYSE suspended trading of GCL’s common stock due to its chapter 11 filing. As a result of the suspension and subsequent de-listing of the Company’s common stock from the NYSE, the shares began quotation on the over the counter market under the symbol “GBLXQ” on January 29, 2002.

Upon consummation of the Company’s plan of reorganization (see Note 2) on December 9, 2003(“Effective Date”), GCL transferred substantially all of its assets to a newly formed Bermuda company named “Global Crossing Limited” (“New GCL”). New GCL thereby became the parent company of the Global Crossing consolidated group of companies and has succeeded to GCL’s reporting obligations under the Securities Exchange Act of 1934, as amended. References to the Company at any time after the Effective Date mean New GCL and its subsidiaries.

The Company provides telecommunication services over a global network that reaches more than 200 major cities throughout the world. The markets in these cities represent 85% of the world market for telecommunications services. The Company serves many of the world’s largest corporations, providing a full range of managed data and voice products and services. The Company operates throughout the Americas and Europe. The Company provides services throughout the Asia/Pacific region through commercial arrangements with other carriers.

The Company’s strategy is to be a premier provider of broadband communications services in commercial centers worldwide. The Company seeks to attain market leadership in global data and Internet Protocol (“IP”) services by taking advantage of its extensive broadband network and technological capabilities. Through its Global Marine Systems Limited (“GMS”) subsidiary, the Company also provides installation and maintenance services for subsea telecommunications systems.

Since the fourth quarter of 2001, the Company has reduced the amount of cash required to fund its operations. Nonetheless, the Company’s unrestricted cash balances have continued to decline due primarily to ongoing operating losses, severance payments, settlement payments to vendors and significant costs incurred in connection with the bankruptcy proceedings. As of December 9, 2003, the Company had $367 in unrestricted cash. Management currently expects that the Company will need to obtain up to $100 in additional financing to fund the Company’s anticipated liquidity requirements through the end of 2004. The Company is currently seeking to arrange a working capital facility or other financing to provide the Company with this necessary liquidity. The indenture for the $200 principal amount of new debt in the form of senior secured notes (the “New Senior Secured Notes”) issued on the Effective Date permits the Company to incur up to $150 in additional debt under one or more working capital facilities secured by first priority liens on the Company’s assets. If the Company cannot arrange a working capital facility or raise other financing, Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”) has indicated its intention to provide the Company with up to $100 of financial support in additional funds in 2004 to fund the Company’s operating needs on such terms and conditions as the Company and ST Telemedia may agree. ST Telemedia’s intention is based on the Company’s commitment to adhere to an operating plan requiring no more than $100 in additional funds in 2004. If provided, this financial support could be in the form of (1) a guarantee or other support by ST Telemedia in respect of borrowings by the Company under a working capital facility or other financing or (2) a subordinated loan from ST Telemedia. The indenture for the New Senior Secured Notes does not permit ST Telemedia to lend to the Company directly on a secured or senior basis. While ST Telemedia has indicated its intention to provide financial support to the Company (in addition to its $250 equity investment and its $200 investment in the New Senior Secured Notes) and management expects ST Telemedia to make such financial support available, ST Telemedia does not have any contractual obligation to provide financial support to the Company, and the Company can provide no assurance that ST Telemedia will provide any such financial support.

The Company expects its available liquidity to substantially decline in 2004 due in part to exit cost requirements under the plan of reorganization (with payment terms of up to 24 months) that will consume over $100 of cash in 2004 and interest payments on the New Senior Secured Notes. The Company believes the $250 equity infusion the Company received from ST Telemedia upon emergence from bankruptcy under the Purchase Agreement (defined below), and the Company’s unrestricted cash and anticipated operating cash flows, together with a working capital facility or other financing providing for up to $100 in available funds (which has not yet been arranged), will provide adequate funding for the Company to pay its expected operating expenses, fund its expected capital expenditures, meets its debt service obligations and meet its restructuring cost requirements through at least January 1, 2005.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

However, there can be no assurance that the Company’s operating cash flows will improve or that the Company’s operating cash flows and any working capital facility or other financing that the Company may arrange will be adequate to meet its anticipated liquidity requirements. The Company will need to raise additional financing to fund the Company’s anticipated liquidity needs for 2005 and thereafter. The market environment and the Company’s financial condition will make it difficult for the Company to access the capital markets for the foreseeable future. If the Company is unable to raise additional financing or improve the Company’s operating results to achieve positive operating cash flows in the future, the Company would be unable to meet its anticipated liquidity requirements.

2.	REORGANIZATION

Chapter 11 and Bermuda Cases

On January 28, 2002 (the “Commencement Date”), GCL and fifty-four of its subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

On the same date, GCL and certain of its Bermuda subsidiaries commenced insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On such date, the Bermuda Court granted an order appointing Malcolm Butterfield, Jane Moriarty and Philip Wallace, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of GCL and those Bermuda subsidiaries. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these companies’ businesses under the control of their boards of directors and under the supervision of the Bankruptcy Court and the Bermuda Court. Twenty-five additional subsidiaries of GCL subsequently commenced chapter 11 cases and, where applicable, Bermuda insolvency proceedings under the supervision of the JPLs to coordinate the restructuring of those companies with the restructuring of GCL.

The Purchase Agreement

On March 25, 2002, the Bankruptcy Court approved bidding and auction procedures for the potential sale of the Company’s businesses, either in whole or in part. Numerous parties were contacted and performed diligence on the Company’s assets. As the auction process came to an end in late July of 2002, Hutchison Telecommunications Limited (“Hutchison”) and ST Telemedia were invited by the Company and representatives of its creditors to negotiate the definitive terms of a proposed investment in the Company. After extensive negotiations, an agreement in principle was reached leading to the execution of a definitive Purchase Agreement, dated as of August 9, 2002, among GCL, Global Crossing Holdings Ltd. (“GCHL”), the JPLs, Hutchison, and ST Telemedia (the “Purchase Agreement”) for the purchase of substantially all of GCL’s assets. The Bankruptcy Court approved the Purchase Agreement on August 9, 2002.

Under the Purchase Agreement, Hutchison and ST Telemedia agreed to invest a total of $250 for a 61.5 percent equity interest in New GCL, upon the Company’s emergence from bankruptcy. On the Effective Date, GCL was to transfer substantially all of its assets (including stock in subsidiaries) to New GCL (the “Company Asset Transfer”). However, New GCL and its subsidiaries were not to assume any liabilities of GCL or its subsidiaries that commenced bankruptcy cases (the “GC Debtors”) other than the assumed liabilities, which are generally defined in the Plan of Reorganization to include the following: (i) ordinary course administrative expense claims, (ii) priority tax claims, (iii) certain secured claims, (iv) obligations under agreements assumed by the GC Debtors in their chapter 11 cases and (v) obligations under the Purchase Agreement.

The Purchase Agreement also set forth the basic terms of a restructuring with the Company’s banks and unsecured creditors. In summary, those parties were to receive common shares representing 38.5 percent of the equity in New GCL, approximately $323 in cash, and $200 of New Senior Secured Notes. Pursuant to an amendment to the plan of reorganization approved by the Bankruptcy Court on December 4, 2003, the New Senior Secured Notes were to be issued to ST Telemedia for gross proceeds of $200 in cash, all of which gross proceeds were to be distributed to the Company’s banks and unsecured creditors, increasing their total cash recovery to approximately $523 but eliminating their previously contemplated right to receive New Senior Secured Notes upon emergence from bankruptcy. Consummation of the Purchase Agreement on December 9, 2003 was subject to various conditions, including the receipt of regulatory approvals. In particular, each of the parties had the right to terminate its obligations under the Purchase Agreement in the event that such regulatory approvals had not been obtained by April 30, 2003 (the “Voluntary Termination Date”).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

The Chapter 11 Plan of Reorganization and Bermuda Schemes of Arrangement

On September 16, 2002, GCL filed a chapter 11 plan of reorganization (as amended, the “Plan of Reorganization”) and accompanying disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. On October 17, 2002, GCL filed an amended Plan of Reorganization and amended Disclosure Statement. The Plan of Reorganization implemented the terms of the Purchase Agreement with respect to the chapter 11 cases. The terms of the Plan of Reorganization are described in more detail below. On October 21, 2002, the Bankruptcy Court approved the Disclosure Statement and related voting procedures. On October 28, 2002, GCL commenced solicitation of acceptances and rejections of the Plan of Reorganization.

On October 24, 2002, GCL and each of the other GC Debtors incorporated in Bermuda were granted approval by the Bermuda Court to hold meetings of their creditors for the purpose of considering and voting on schemes of arrangement (the “Schemes”). The Schemes implement the terms of the Purchase Agreement with respect to the Bermuda cases, essentially by incorporating the terms of the Plan of Reorganization. The meetings of creditors to consider and vote on the Schemes were held in Bermuda on November 25 and 28, 2002.

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

ST Telemedia’s Assumption of Hutchison’s Rights Under the Purchase Agreement and Regulatory Approval

On the Voluntary Termination Date, GCL had not obtained all the regulatory approvals necessary to complete the transaction and it became apparent that the Committee on Foreign Investment in the United States (“CFIUS”) would not approve the transaction with Hutchison participating in it. On that date, Hutchison withdrew from the Purchase Agreement and ST Telemedia exercised its option under the Purchase Agreement to assume all of Hutchison’s rights and obligations thereunder. As a result, ST Telemedia agreed to increase its original $125 investment to a total of $250 for a 61.5 percent equity interest in New GCL upon its emergence from bankruptcy. The withdrawal by Hutchison and related assumption by ST Telemedia required GCL to file amended applications for regulatory approvals with CFIUS, the Federal Communications Commission (“FCC”) and other regulatory authorities.

In May 2003, GCL filed a motion with the Bankruptcy Court to approve an amendment to the Purchase Agreement which, among other things, extended the Voluntary Termination Date to October 14, 2003. The Bankruptcy Court approved the amendment on July 1, 2003.

On September 19, 2003, President Bush stated, in a letter to congressional leaders, that he would “take no action to suspend or prohibit the proposed 61.5 percent investment by Singapore Technologies Telemedia Pte Ltd., a company indirectly owned by the Government of Singapore, in Global Crossing Ltd.,” thus clearing the Company to proceed with the sale to ST Telemedia in connection with the CFIUS process. On October 8, 2003, the Company received approval from the FCC for the transfer of licenses required under the Purchase Agreement. With this action, all regulatory approvals required by the Purchase Agreement had been obtained.

By amendments dated October 13, 2003, November 14, 2003 and December 3, 2003, the Company and ST Telemedia further extended the Voluntary Termination Date until, ultimately, December 19, 2003, in order to provide additional time for completion of the transactions required by the Purchase Agreement.

On November 28, 2003, the Company amended the Plan of Reorganization to provide an additional $200 million of cash to its banks and unsecured creditors in lieu of the New Senior Secured Notes. ST Telemedia advised the Company that it would purchase the New Senior Secured Notes to provide the funding to effectuate that amendment. On December 4, 2003, the Bankruptcy Court entered an order approving the amendment. The amendment similarly was approved by the Supreme Court of Bermuda on December 5, 2003. On December 9, 2003, after having met required closing conditions, the Plan of Reorganization and Purchase Agreement were consummated and the Company emerged from bankruptcy protection in the United States and Bermuda. The JPL’s were subsequently discharged from their roles.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

Consummation of the Plan of Reorganization and Schemes of Arrangement and Distributions Thereunder

The Plan of Reorganization governs the treatment of claims against and interests in each of the GC Debtors. Upon consummation of the Plan of Reorganization, which occurred on December 9, 2003, all pre-petition claims against and interests in each of the GC Debtors (other than interests and certain claims held by the Company) were discharged and terminated. Creditors of the GC Debtors received the following distributions under the plan:

•	Holders of administrative expense claims (post-petition claims relating to actual and necessary costs of administering the bankruptcy estates and operating the businesses of the GC Debtors) and priority claims (principally taxes and claims for pre-petition wages and employee benefit plan contributions) were paid in full in cash.

•	Holders of certain secured claims were paid in full in cash or had their debt reinstated or collateral returned.

•	The remaining pre-petition creditors received in the aggregate a combination of 38.5% of the equity in New GCL, approximately $523 in cash and the entire beneficial interest in the liquidating trust described in the next paragraph.

•	Holders of GCL common and preferred shares did not receive any distribution under the plan.

•	Holders of preferred shares of Global Crossing Holdings Ltd. (“GCHL”), a direct subsidiary of GCL whose assets were transferred to New GCL and its subsidiaries pursuant to the plan, did not receive any distribution under the plan.

The GC Debtors’ bankruptcy proceedings in general, and the Plan of Reorganization in particular, had many other important consequences for the Company. For example, the Company Asset Transfer resulted in New GCL becoming the parent company of the Global Crossing group. In addition, many of the executory contracts and leases of the GC Debtors were rejected in the bankruptcy process, significantly decreasing the Company’s contractual obligations going forward. In addition, upon consummation of the plan, the GC Debtors transferred to a liquidating trust established for the benefit of the creditors approximately $7 in cash and certain of the GC Debtors’ rights, credits, claims and causes of action for preferences, fraudulent transfers and other causes of action and rights to setoff.

3.	BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of GCL and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented in accordance with Regulation S-X Rule 10-01. The results of operations for any interim period are not necessarily indicative of results for the full year.

The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the unaudited interim condensed consolidated financial statements and the accompanying notes, as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

The accompanying unaudited condensed consolidated financial statements do not include all footnotes and certain financial presentations normally required under U.S. GAAP. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

As discussed in Note 2, GCL and certain subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and accordingly the accompanying unaudited interim condensed consolidated financial statements have also been prepared in accordance with Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 requires an entity to distinguish pre-petition liabilities subject to compromise from post petition liabilities on its balance sheet. In the accompanying unaudited condensed consolidated balance sheet, the caption ‘liabilities subject to compromise’ reflects the Company’s best current estimate of the amount of pre-petition claims that will be restructured in the Debtors’ chapter 11 cases. In addition, SOP 90-7 requires an entity’s statement of operations to portray the results of operations of the entity during Chapter 11 proceedings. As a result, any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization and restructuring of the organization should be reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board Opinion No. 30 (“APB No. 30”), “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, as amended by Statement of Financial Accounting Standards (“SFAS”) No. 145 (“SFAS No.145”) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying unaudited condensed consolidated financial statements for consistent presentation to current period amounts.

4.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”, (“SFAS No. 145”) which eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under APB No. 30. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with respect to the rescission of SFAS No. 4 and for transactions occurring after May 15, 2002, with respect to provisions related to SFAS No. 13. The Company adopted this standard in the fourth quarter of 2002 and it did not have a material effect on the Company’s results of operations or financial condition.

On January 1, 2003, the Company adopted SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses costs associated with a restructuring plan or other exit activities that are not covered by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” or do not involve a newly acquired entity. As such, the Company will recognize any costs associated with restructuring plans committed to after December 31, 2002 as the cost is incurred. Examples of such costs are one-time termination benefits to involuntarily terminated employees, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. The liability for these costs will be recorded at its fair market value (potentially measured using a present value technique) in the period the cost is incurred, except for costs associated with certain one-time termination benefits in which the service period exceeds the minimum retention period specified in SFAS No. 146. Such costs will be recognized ratably over the retention period. Changes in the liability due to the passage of time will be recognized in the period in which the liability changes. During the three months ended March 31, 2003, the Company did not recognize any restructuring related costs or any associated liabilities under SFAS No. 146. Previously, the Company accounted for such costs under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” by recognizing a liability at the plan commitment date.

In November 2002, the EITF addressed the accounting for revenue arrangements with multiple deliverables in Issue 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 shall be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the potential effect of EITF 00-21 will be significant to its results of operations and financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not entered into arrangements or guarantees that meet the criteria of this interpretation and does not expect the adoption of this interpretation will have a material effect on its results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities and interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation of business enterprises of variable interest entities. A variable interest is defined as an entity in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, (2) the obligation to absorb the expected losses of the entity if they occur and, (3) the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company does not currently expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not currently expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No.150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No.150 to have a material impact on its consolidated financial statements.

5.	LIABILITIES SUBJECT TO COMPROMISE

Under the Bankruptcy Code, the collection of certain claims against the GC Debtors in existence prior to the Commencement Date was automatically stayed while the GC Debtors continued business operations as debtors in possession. Those claims are reflected in the accompanying condensed consolidated balance sheets as “liabilities subject to compromise”.

Since the date of the Purchase Agreement, the Bankruptcy Court has approved various settlement agreements with certain vendor creditors of the Company, including several significant vendor creditors. For the three months ended March 31, 2003, the Company recognized the effect of settlement agreements with certain vendor creditors. These settlements resolved certain claims against certain GC Debtor entities as well as non-debtor entities which totaled approximately $22 resulting in a reduction of both “liabilities subject to compromise” for certain GC Debtor entities and “liabilities not subject to compromise” for certain non-debtor entities. During the three months ended March 31, 2002, no such settlements occurred. As a result of the vendor settlements, the Company recognized a reorganization gain of $20 for the three months ended March 31, 2003, representing the reduction in liabilities owed to such vendor creditors, offset by the cash settlement payments agreed to with such creditors. The Company experienced additional settlements in the remaining period of the cases through December 9, 2003.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

The following table summarizes the components of liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002:

	March 31, 2003 (unaudited)	December 31, 2002

Accounts payable	$116	$115
Accrued construction costs	126	132
Accrued cost of access	279	279
Accrued interest and dividends	181	181
Accrued restructuring costs	104	103
Other liabilities	538	550
Debt obligations	6,641	6,641
Deferred gain on sale of GlobalCenter	97	101
Obligations under capital lease	33	34
Deferred revenue – Exodus Communications	168	—

Total liabilities subject to compromise	$8,283	$8,136

6.	PREFERRED STOCK

Outstanding preferred stock as of March 31, 2003 and December 31, 2002 consists of the following:

	March 31, 2003 (unaudited)	December 31, 2002
Mandatorily redeemable preferred stock	$526	$526

Cumulative convertible preferred stock:
6 3/8% Cumulative Convertible Preferred Stock, 2,952,770 and 3,086,874 shares issued and outstanding as of March 31, 2003 and December 31, 2002 $100 liquidation preference per share	295	309
7% Cumulative Convertible Preferred Stock, 2,109,892 shares issued and outstanding as of March 31, 2003 and December 31, 2002, $250 liquidation preference per share	527	527
6 3/8% Cumulative Convertible Preferred Stock, Series B, 400,000 shares issued and outstanding as of March 31, 2003 and December 31, 2002, $1,000 liquidation preference per share	400	400
6¾% Cumulative Convertible Preferred Stock, 2,836,990 and 2,840,990 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively, $250 liquidation preference per share	682	682

Total cumulative convertible preferred stock	1,904	1,918

Total preferred stock	$2,430	$2,444

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

7.	OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2003 and 2002 consist of the following:

	Three Months Ended March 31, (unaudited)
	2003	2002
OPERATING EXPENSES:
Cost of access and maintenance – telecommunications services segment:
Cost of access	$479	$509
Third party maintenance	29	55

Total cost of access and maintenance – telecommunications services segment	$508	$564

Other operating expenses
Cost of sales	$10	$15
Selling, general and administrative expenses	133	238
Real estate and related taxes	32	67
Bad debt expense	13	15

Total other operating expenses – telecommunications services segment	$188	$335

Other operating expenses – installation and maintenance services segment
Cost of sales	$42	$49
Other selling, general and administrative expenses	10	14

Total other operating expenses – installation and maintenance services segment	$52	$63

Total other operating expenses – consolidated	$240	$398

Depreciation and amortization – telecommunications services segment	$33	$31
Depreciation and amortization – installation and maintenance segment	2	1

Total depreciation and amortization	$35	$32

Total operating expenses	$783	$994

8.	REORGANIZATION ITEMS

Reorganization items are expenses or income that were incurred or realized by the GC Debtors as a result of the reorganization and are disclosed separately in the Company’s condensed consolidated statements of operations as required by SOP 90-7. These items include professional fees, restructuring costs and retention plan costs relating to the reorganization. These expenses and costs were offset by gains on vendor settlements as well as interest earned on cash accumulated as a result of the GC Debtors not paying their pre-petition liabilities during the pendency of the bankruptcy cases as well as vendor settlements. Reorganization items for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31, (unaudited)
	2003	2002
Professional fees	$(22)	$(27)
Retention plan costs	(6)	(8)
Vendor settlements	20	—
Restructuring costs	—	(29)
Deferred finance costs	—	(102)
Interest income, net	3	4

Total reorganization items, net	$(5)	$(162)

Net cash used in reorganization items was $44 and $39 for the three months ended March 31, 2003 and 2002.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

9.	RESTRUCTURING ACTIVITY

During the first quarter of 2003, the Company paid ongoing severance payments and continuing lease obligations committed to in previously announced restructuring plans. As of March 31, 2003, 251 sites consisting of approximately 4.1 million square feet have been vacated and approximately 5,300 employees have been terminated as a result of these restructuring plans.

As described in Note 3, effective January 1, 2003, the Company adopted SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002.

The table below details the activity associated with the restructuring reserve for the three months ended March 31, 2003 (unaudited):

Balance at December 31, 2002	$273
Additions:
Employee separations	—
Facility closings	—

Other	—

Deductions:
Employee separations	(1)
Facility closings	(8)
Other	—

(9)

Balance at March 31, 2003	$264

The total restructuring reserve balance above totaling $264 includes $104 of subject to compromise liabilities resulting from the Company’s Chapter 11 proceedings.

10.	COMPREHENSIVE LOSS

The components of comprehensive loss for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31, (unaudited)
	2003	2002
Net loss	$(72)	$(432)
Foreign currency translation adjustment	—	17
Unrealized gain on securities, net of tax	—	4

Comprehensive loss	$(72)	$(411)

Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

11.	STOCK-BASED COMPENSATION

The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the footnotes in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25.

Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, net loss and loss per share would have been the following pro forma amounts:

	Three Months Ended March 31, (unaudited)
	2003	2002
Loss applicable to common shareholders, as reported	$(72)	$(451)
Stock-based employee compensation expense determined under fair-value-based method	(48)	(100)

Pro forma loss applicable to common shareholders	$(120)	$(551)

Loss per common share, basic and diluted as reported	$(0.08)	$(0.50)

Pro forma	$(0.13)	$(0.61)

Upon consummation of the Company’s Plan of Reorganization on December 9, 2003, all outstanding options with respect of the Company’s common stock were canceled.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

12.	LOSS PER COMMON SHARE

Basic loss per common share is computed as net loss available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common stockholders includes preferred stock dividends for the three months ended March 31, 2002. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss from continuing operations for the three months ended March 31, 2003 and 2002, respectively, diluted loss per common share is the same as basic earnings loss per common share, as any potentially dilutive securities would reduce the loss per common share from continuing operations.

The following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

	Three Months Ended March 31, (unaudited)
	2003		2002
Loss from continuing operations		$(72)		$(372)
Preferred stock dividends		—		(19)

Loss from continuing operations applicable to common shareholders		$(72)		$(391)

Weighted-average share outstanding:
Basic and diluted	9	09,232,279	8	96,184,896
Loss from continuing operations applicable to common shareholders
Basic and diluted		$(0.08)		$(0.43)

Stock options and warrants having an exercise price greater than the average market price of the common shares of 89 million and 109 million, calculated on a weighted-average basis, for the three months ended March 31, 2003 and 2002, respectively, were excluded from the computation of diluted loss per share.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

13.	SEGMENT REPORTING

The Company is a global provider of Internet and long distance telecommunications facilities and related services supplying its customers with global “point to point” connectivity and, through its GMS subsidiary, providing cable installation and maintenance services. The Company’s two reportable segments are telecommunications services and installation and maintenance services. Segments are determined based on products and services delivered to groups of customers. The Company’s chief decision maker monitors the revenue streams of the various products and geographic locations and operations are managed and financial performance is evaluated based on the delivery of multiple, integrated services to customers over a single network.

The information below summarizes certain financial data of the Company by segment:

	Three Months Ended March 31, (unaudited)
	2003	2002
Revenues:
Commercial	$276	$344
Consumer	8	14
Carrier
Service revenue	386	363
Amortization of prior period IRUs	20	22

Total carrier	$406	$385

Telecommunications services segment revenue	690	743
Installation and maintenance segment revenue	50	90
Inter-segment eliminations[1]	(5)	(32)

Consolidated revenues	$735	$801

Selected Financial Information:
Operating loss:
Telecommunication services	$(39)	$(187)
Installation and maintenance services	(9)	(6)

Consolidated operating loss	$(48)	$(193)

[1]	Installation and maintenance revenues include revenue for the three months ended March 31, 2003 and 2002 related to services performed for the telecommunications services segment. These revenues and the related intercompany profit are eliminated upon consolidation.

14.	DISCONTINUED OPERATIONS

On November 17, 2002, Asia Global Crossing Ltd. (“AGC”), a former subsidiary of the Company and one of AGC’s wholly owned subsidiaries, Asia Global Crossing Development Company (“AGCDC”), filed voluntary petitions for relief under the Bankruptcy Code. On the same date, AGC commenced joint provisional liquidation cases in Bermuda. Similarly, on July 19, 2002, PCL, a majority owned subsidiary of AGC and operator of Pacific Crossing (“PC-1”), and certain of its subsidiaries filed voluntary petitions for relief under the Bankruptcy Code. On the same date, PCL commenced joint provisional liquidation cases in Bermuda. AGC’s and PCL’s bankruptcy cases are being administered separately and were not consolidated with the GC Debtors’ chapter 11 cases.

As a result of the bankruptcy petitions of AGC and PCL, the Company’s ability to exert control and exercise influence over AGC’s and PCL’s management decisions through its equity interest was substantially eliminated. Furthermore, the nature of the reorganization plans of AGC and PCL were such that the Company would no longer have access to or a continuing involvement in

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

the businesses of AGC and PCL. Due to the Company’s loss of control and lack of continuing involvement in AGC’s and PCL’s operations, the Company effectively disposed of its rights and obligations by abandoning its equity ownership effective on the date of AGC’s and PCL’s chapter 11 petitions. AGC and PCL have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144. As a result of the abandonment, the Company recognized a gain of approximately $1,184 in the consolidated statement of operations for the year ended December 31, 2002, representing its interest in AGC’s cumulative net loss at the time.

On March 11, 2003, Asia Netcom, a company organized by China Netcom Corporation (Hong Kong) on behalf of a consortium of investors, acquired substantially all of AGC’s operating subsidiaries (except PCL) in a sale pursuant to the Bankruptcy Code. On June 11, 2003, AGC’s and AGCDC’s bankruptcy cases were converted from reorganizations under chapter 11 of the Bankruptcy Code to chapter 7 liquidation proceedings. The Company no longer had control or effective ownership in any of the assets formerly operated by AGC effective as of AGC’s bankruptcy petition. No recovery is expected for AGC’s shareholders, including the Company.

On April 15, 2003, PCL entered into an asset purchase agreement pursuant to which it agreed to sell substantially all of its assets, including PCL, to Pivotal Telecom, LLC for $63. In June 2003, the United States Bankruptcy Court for the District of Delaware approved the sale pursuant to sections 363 and 365 of the Bankruptcy Code. The Company will receive no recovery in its capacity as an indirect equity holder in PCL.

The following is a summary of AGC’s operating results, included in discontinued operations for the three months ended March 31, 2002:

Three Months Ended March 31, (unaudited)
2002
Income Statement Data:
Revenues	$26
Operating expenses	(55)

Operating loss	(29)
Equity in loss of affiliates	(11)
Minority interest in net loss	1
Interest expense, net	(17)
Other expenses, net	(4)
Provision for income taxes	—

Loss from discontinued operations, net	$(60)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

15.	DEBTOR FINANCIAL INFORMATION

The condensed combined financial statements of the GC Debtors are presented below. These statements reflect the financial condition and results of operations of the GC Debtors on a combined basis, including certain amounts and transactions between GC Debtors and non-debtor subsidiaries of the Company which are eliminated in the condensed consolidated financial statements. In accordance with SOP 90-7, the GC Debtors did not record third party contractual interest expense of $141 and $98 for the quarters ended March 31, 2003 and 2002, respectively.

Condensed Combined Balance Sheet:

	March 31, 2003 (unaudited)
	Debtors	Non-Debtors	Eliminations & Adjustments	Consolidated
ASSETS:
Cash and cash equivalents	$199	$133	$—	$332
Restricted cash and cash equivalents	326	2	—	328
Accounts receivable, net	326	154	—	480
Other current assets and prepaid costs	343	120	(245)	218

Total current assets	1,194	409	(245)	1,358
Property and equipment, net	584	472	(7)	1,049
Investments in and advances to/from affiliates, net	5,162	—	(5,110)	52
Other assets	57	17	—	74

Total assets	$6,997	$898	$(5,362)	$2,533

LIABILITIES:
Liabilities not subject to compromise
Accounts payable	$50	$98	$—	$148
Accrued cost of access	179	35	—	214
Other current liabilities	571	376	(3)	944

Total current liabilities	800	509	(3)	1,306
Deferred revenue	1,144	387	(270)	1,261
Investments in and advances to/from affiliates, net	—	1,803	(1,803)	—
Other deferred liabilities	25	220	—	245

Total liabilities not subject to compromise	1,969	2,919	(2,076)	2,812
Liabilities subject to compromise*	8,261	22	—	8,283

Total liabilities	10,230	2,941	(2,076)	11,095

MANDATORILY REDEEMABLE AND CUMULATIVE CONVERTIBLE PREFERRED STOCK	2,430	—	—	2,430

SHAREHOLDERS’ DEFICIT:	(5,663)	(2,043)	(3,286)	(10,992)

Total liabilities and shareholders’ deficit	$6,997	$898	$(5,362)	$2,533

* Total liabilities subject to compromise is the current estimate by the GC Debtors of the total claims that were restructured in their chapter 11 cases.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

Condensed Combined Statement of Operations:

	Three Months Ended March 31, 2003 (unaudited)
	Debtors	Non-Debtors	Eliminations & Adjustments	Consolidated
REVENUES	$569	$224	$(58)	$735
OPERATING EXPENSES:
Cost of access and maintenance	442	70	(4)	508
Other operating expenses	182	112	(54)	240
Depreciation and amortization	20	15	—	35

	644	197	(58)	783

OPERATING INCOME (LOSS)	(75)	27	—	(48)
OTHER INCOME (EXPENSE):
Interest expense, net	(3)	(4)	—	(7)
Other income (expense), net	6	(17)	—	(11)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(72)	6	—	(66)
Reorganization items, net	(5)	—	—	(5)

INCOME (LOSS) CONTINUING BEFORE PROVISION FOR INCOME TAXES	(77)	6	—	(71)
Provision for income taxes	—	(1)	—	(1)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(77)	$5	$—	$(72)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

Condensed Combined Statement of Operations:

	Three Months Ended March 31, 2002 (unaudited)
	Debtors	Non-Debtors	Eliminations & Adjustments	Consolidated
REVENUES	$626	$266	$(91)	$801
OPERATING EXPENSES:
Cost of access and maintenance	491	128	(55)	564
Other operating expenses	227	203	(32)	398
Depreciation and amortization	18	14	—	32

	736	345	(87)	994

OPERATING LOSS	(110)	(79)	(4)	(193)
OTHER INCOME (EXPENSE):
Interest expense, net	(51)	(9)	12	(48)
Other income, net	11	14	—	25

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(150)	(74)	8	(216)
Reorganization items, net	(162)	—	—	(162)

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(312)	(74)	8	(378)
Benefit (provision) for income taxes	11	(5)	—	6

LOSS FROM CONTINUING OPERATIONS	(301)	(79)	8	(372)
Loss from discontinued operations	—	(60)	—	(60)

NET LOSS	(301)	(139)	8	(432)
Preferred stock dividends	(19)	—	—	(19)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(320)	$(139)	$8	$(451)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

16. CONTINGENCIES

Special Committee Investigation

On February 4, 2002, the Company issued a press release announcing, among other things, that it had formed a special committee of its board of directors to investigate allegations made by a former finance department employee in August 2001. Commencing in April 2002, membership on the special committee was assumed by three independent directors of the Company, whom the board had appointed to fill vacancies following the Company’s bankruptcy in January 2002.

Among other matters, the employee made allegations regarding the propriety, business purpose and accounting treatment of certain concurrent transactions for the purchase and sale of telecommunications capacity and services between the Company and its carrier customers. In its investigation, the special committee reviewed 16 of 36 concurrent transactions entered into by the Company between the fourth quarter of 2000 and the third quarter of 2001 (the “Core Transactions”). The Core Transactions represented the majority of the value of the concurrent transactions entered into by the Company during that time frame. In addition to addressing the substance of the employee’s allegations, the committee also reviewed the circumstances surrounding the Company’s retention of its outside counsel, Simpson Thacher & Bartlett LLP (“Simpson Thacher”), for the purpose of inquiring into the allegations and Simpson Thacher’s performance pursuant to the Company’s retention.

The special committee completed its investigation after a yearlong inquiry and filed its report with the Bankruptcy Court on March 10, 2003 pursuant to an order of the Court. The special committee’s complete report is available through the Bankruptcy Court. The special committee summarized its findings and conclusions, in part, as follows: (1) each of the Core Transactions had a legitimate business purpose at the time it was entered into and each was subjected to a process of internal corporate review and approval (albeit one not always rigorously applied); (2) the Company’s sharply increased reliance on concurrent transactions in the first and second quarters of 2001, when reviewed in retrospect, was not a prudent or financially sound business decision; (3) neither the Company nor Simpson Thacher intended to conceal or suppress the former employee’s allegations, although Simpson Thacher did not adequately investigate or respond to the allegations and did not adequately discharge its professional obligations to the Company; (4) the Company relied in good faith on advice received from Arthur Andersen in accounting for the concurrent transactions; and (5) the Company relied in good faith on advice received from Simpson Thacher and Arthur Andersen in its public disclosures regarding the concurrent transactions.

Department of Justice Inquiry

In early 2002, the U.S. Attorney’s Office for the Central District of California, in conjunction with the Federal Bureau of Investigation (the “FBI”), began conducting an investigation into the Company’s concurrent transactions and related accounting and disclosure issues. The Company has provided documents to the U.S. Attorney’s office and the FBI, and FBI representatives have interviewed a number of current and former officers and employees of the Company. The Company does not know whether the investigation is ongoing or has concluded.

Securities and Exchange Commission Investigation

On February 5, 2002, the SEC commenced a formal investigation into the Company’s concurrent transactions and related accounting and disclosure issues. The Company has been cooperating with the SEC by providing documents and other information to the SEC staff, which has taken testimony from current and former directors, officers, and employees of the Company. To resolve the SEC’s investigation, the Company and certain former officials have entered into negotiations with the SEC staff with a view to

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

settlement, although to date settlement has not been reached. As part of the chapter 11 process, the SEC filed a proof of claim asserting contingent and unliquidated amounts against the Company. However, on November 14, 2003, the Bankruptcy Court approved a stipulation among the Company, the SEC and the Company’s unsecured creditors committee in which the SEC withdrew its proof of claim, with prejudice.

Department of Labor Investigation

The Department of Labor (“DOL”) is conducting an investigation related to the Company’s administration of its benefit plans, including the acquisition and maintenance of investments in the Company’s 401(k) employee savings plans. The Company has been cooperating with the DOL by providing documents and other information to the DOL staff, and the DOL has interviewed a number of current and former officers and employees of the Company. The Company and certain current and former officers and directors have been negotiating with the DOL staff over the terms of a potential settlement, but no agreement has been reached.

Shareholder Class Actions and Other Actions

Following the Company’s filing for bankruptcy on January 28, 2002, approximately 50 purported shareholder class action lawsuits were filed against certain of the Company’s current and former officers and directors. The plaintiffs allege that the defendants committed fraud under the federal securities laws in connection with the Company’s financial statements and disclosures and certain other public statements made by Company representatives and seek compensatory damages, costs and expenses, and equitable and other relief. The class actions have been consolidated in the United States District Court for the Southern District of New York under the caption In re Global Crossing Ltd. Securities Litigation. In addition, a number of individual securities cases or other actions based on federal or state law claims and arising out of similar underlying facts have been filed (and in the future, additional cases may be filed) against certain current and former officers, directors, and employees of the Company, seeking damages for alleged violations of federal and state securities laws, breach of fiduciary duties, violations of state whistle-blower statutes, and allegations that certain former employees were improperly restricted from selling stock before its price collapsed. The Company is involved only indirectly in these cases and is not a named defendant.

The Company denies any liability for the claims asserted in these actions and understands that the Company’s former and present officers and directors have been negotiating the terms of a settlement with the plaintiffs in the consolidated securities action, but that no agreement has been reached. Any claims that the plaintiffs could have assessed against the Company in these cases were discharged upon consummation of the Company’s Plan of Reorganization.

ERISA Class Actions

Following the Company’s filing for bankruptcy on January 28, 2002, plaintiffs filed over 15 purported class actions against the Company’s current and former officers, directors, and employees pursuant to the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the administration of the Company’s 401(k) retirement savings plans. The plaintiffs allege, among other things, that the ERISA fiduciaries breached their duties to the 401(k) plan participants by directing or otherwise being responsible for the plans’ acquiring and continuing to maintain investments in the Company’s common stock. The United States District Court for the Southern District of New York has consolidated most of these actions under the caption In re Global Crossing Ltd. ERISA Litigation. The consolidated complaint seeks, among other things, a declaration that the defendants breached their fiduciary duties to the plaintiff class, an order compelling defendants to make good on the losses sustained by the plans, the imposition of a constructive trust on any amounts by which the defendants were unjustly enriched by their actions, and an order of equitable restitution. Although the Company had been named as a defendant in the consolidated ERISA case, plaintiffs asserted in their consolidated complaint that they would not prosecute their action against the Company unless or until the Bankruptcy Court lifted or granted relief from the automatic stay of litigation imposed by the Bankruptcy Code. The Company denies any liability for the claims asserted in these matters and understands that the Company’s past and present officers and directors have been negotiating the terms of a settlement with the plaintiffs in these actions, but that no agreement

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

has been reached. Any claims that the plaintiffs could have asserted against the Company in this case were discharged upon consummation of the Company’s Plan of reorganization.

On April 30, 2002, an additional case, Pusloskie v. Winnick et al., was commenced in the United States District Court for the Southern District Court against certain current and former directors, officers and employees of the Company. This case is brought on behalf of putative classes of former employees of the Company and asserts claims for breach of fiduciary duties in connection with the administration of one of the Company’s 401(k) retirement plans. This additional case does not name the Company as a defendant and was not consolidated with the other ERISA cases.

Change-of-Control Severance Plan Class Action

Plaintiffs have filed a purported class action against the Company’s current and former officers, directors, and employees and against the Frontier Corporation/Global Crossing Change of Control Severance Plan (the “Severance Plan”) under ERISA in connection with the administration of the Severance Plan. The plaintiffs allege, among other things, that the purported ERISA fiduciaries and the Severance Plan breached their duties to the plan’s participants in suspending payments of severance benefits in connection with the Company’s bankruptcy filing. The case has been coordinated (but not consolidated) with the securities and the other ERISA class actions in the Southern District of New York, where it is pending under the caption Simonetti v. Perrone. The Company is not named as a defendant in the Simonetti case. The Company denies any liability for the claims asserted and understands that the defendants have been negotiating the terms of a settlement with the plaintiffs but that no agreement has been reached. Any claims that the plaintiffs could have asserted against the Company in this case were discharged upon consummation of the Company’s Plan of Reorganization.

JPMorgan Chase Litigation

On October 27, 2003, the Company’s primary lender, JPMorgan Chase Bank, in its role as administrative agent for a consortium of banks participating in the $3,000 senior secured corporate credit facility, filed an action in the New York State Supreme Court for New York County, captioned JPMorgan Chase Bank v. Winnick, et al., against a number of current and former officers, directors and employees of the Company alleging that the defendants fraudulently reported misleading and untrue financial statements and records of compliance with certain financial covenants in the credit facility. The complaint asserts claims of fraud, aiding and abetting fraud, conspiracy to commit fraud, negligent misrepresentation, and aiding and abetting negligent misrepresentation. The complaint seeks damages of at least $1,700, pre-judgment interest, and costs and expenses, including attorneys’ fees. The Company is not a defendant in the litigation. Any claims that the plaintiffs could have asserted against the Company in this case were discharged upon consummation of the Company’s Plan of Reorganization.

Initial Public Offering Litigation

On June 12, 2002, certain plaintiffs filed a consolidated complaint captioned In re Global Crossing Ltd. Initial Public Offering Securities Litigation in the United States District Court for the Southern District of New York alleging that certain current and former officers and directors of the Company violated the federal securities laws through agreements with underwriters in connection with the Company’s initial public offering and other offerings of Company shares. The Complaint seeks damages in an unstated amount, pre-judgment and post-judgment interest, and attorneys’ and expert witness fees. This consolidated action involving the Company is further consolidated in the United States District Court for the Southern District of New York with cases against approximately 309 other public issuers and their underwriters under the caption In re Initial Public Offering Securities Litigation. Pursuant to the automatic stay of litigation imposed by the Bankruptcy Code, the Company was not a defendant in this action during the pendency of its chapter 11 reorganization. The Company believes that any liability it may have had in respect of this action was subject to indemnification by the firms that acted as underwriters in the applicable securities offerings. Any monetary liability was in any event, discharged upon consummation of the Company’s Plan of Reorganization.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

Claim by the United States Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the United States Department of Commerce on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Ltd. (“PCL”), a former subsidiary of the Company, violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration. The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. An identical claim has also been filed in the bankruptcy proceedings of the former subsidiary in Delaware. The Company understands that the claimant has reached an agreement with PCL to transfer the Special Use permit to Pivotal Telecom as part of a larger sale of assets . That agreement was approved by PCL’s bankruptcy court on October 7, 2003. Under the terms of the agreement, Pivotal has assumed liability for any payment or performance obligations under the permit on a go-forward basis. PCL and the claimant have agreed to use their best efforts to resolve the remaining compliance issues. As a result of this development, the Company believes it is now clear that it has no remaining liability for the obligations imposed by the permit on either a pre-petition or post-petition basis. As a result, the Company filed its objection to this claim with the bankruptcy court on November 7, 2003.

United Kingdom Anti-Trust Investigation

In 2002 an investigation was commenced by the United Kingdom Office of Fair Trading (“OFT”) into an allegation that various subsea cable operator entities, including Global Crossing, had engaged in an illegal agreement to collectively boycott a location in the United Kingdom and a means for the landing of subsea telecommunications cables in the United Kingdom. Global Crossing responded to that investigation in 2002 denying the allegation.

In August 2003, the OFT extended its investigation to include allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine telecommunication cables on their land in the United Kingdom. Global Crossing responded to those allegations on October 10, 2003.

In the event that the OFT determines that the Company engaged in anti-competitive behavior, the OFT may impose a fine up to a maximum of 10% of the responsible party’s revenue in the field of activity in the United Kingdom for up to three years preceding the year on which the infringement ended. The Company disputes the charges and will be defending itself vigorously.

Qwest Rights-of-Way Litigation

In May 2001, a purported class action was commenced against three of the Company’s subsidiaries in the United States District Court for the Southern District of Illinois. The complaint alleges that the Company had no right to install a fiber optic cable in rights-of-way granted by the plaintiffs to certain railroads. Pursuant to an agreement with Qwest Communications Corporation, the Company has an indefeasible right to use certain fiber optical cables in a fiber optic communications system constructed by Qwest within the rights-of-way. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber optic cable for use by Qwest or any other entities. The action has been brought on behalf of a national class of landowners whose property underlies or is adjacent to a railroad right-of-way within which the fiber optic cables have been installed. The action seeks actual damages in an unstated amount and alleges that the wrongs done by the Company involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. The Company has made a demand of Qwest to defend and indemnify the Company in the lawsuit. In response, Qwest has appointed defense counsel to protect the Company’s interests.

The Company’s North American network includes capacity purchased from Qwest on an IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on the Company’s ability to utilize large portions of its North American network. This litigation was stayed against the Company pending its emergence from bankruptcy, and the plaintiffs’ pre-petition claims against the Company were discharged at that time in accordance with its Plan of Reorganization. By agreement

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate its North American network, although it believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which Global Crossing originally purchased this capacity.

In September 2002, Qwest and certain of the other telecommunication carrier defendants filed a proposed settlement agreement in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court’s injunction are opposed by some, but not all, of the plaintiffs’ counsel and are on appeal before the U.S. Court of Appeals for the Seventh Circuit.

Customs Tax Audit

A foreign tax authority has concluded a preliminary audit of the Company’s books and records for the years ended December 31, 2001 and 2000 and has made certain initial findings adverse to the Company including the following: failure to disclose discounts on certain goods imported into the country, failure to include the value of software installed on certain computer equipment, and clerical errors in filed import documents.

The Company has responded to the preliminary audit disputing the results and is awaiting a response from the tax authority detailing its formal position on the audit. The potential customs and duties exposure, including possible treble penalties to the Company could be as high as $25—$35.

Softbank Arbitration and Microsoft Settlement

At the time of the formation of the Asia Global Crossing joint venture, Microsoft and Softbank each committed to purchases of at least $100 in capacity on the Company’s network over a three-year period. Softbank failed to satisfy that commitment, and its remaining unsatisfied commitment of $85.5, which it was required to utilize by December 31, 2002, had been the subject of a recently concluded arbitration proceeding. The arbitration, commenced by Global Crossing in September 2002, alleged that Softbank breached its contractual obligations to Global Crossing and sought $85.5 in damages. Softbank’s defense was that its commitment was extinguished as a result of the Company’s loss of control of Asia Global Crossing and Pacific Crossing Limited, and that in any event it was entitled to offset any monies owed by various credits and abatements due from the Company. In a final award issued on October 30, 2003, the arbitration panel found that Softbank is liable to Global Crossing for breach of the underlying commercial commitment agreement in the net amount of approximately $20, after abatements and offsets, together with an additional award of interest in the amount of approximately $0.2.

On April 1, 2003, the Company entered into a settlement agreement with Microsoft to resolve a number of contractual disputes regarding its remaining capacity commitment obligations, including allegations by Microsoft that were similar to those made by Softbank in the above-referenced arbitration proceedings. The settlement resulted in a reduction in Microsoft’s remaining unsatisfied commitment from approximately $76 to approximately $61. Most of the restructured commitment was subject to GCL’s emergence from bankruptcy and a smaller portion is also contingent on the satisfactory completion of a performance test of the Company’s Western European network. As of the Effective Date Micorsoft owes the Company $53 under the settlement agreement, of which $15 is due December 31, 2003 and the balance is due January 9, 2004. The restructured commitment requires Microsoft to purchase capacity on the Company’s owned network, except that 15% of Microsoft’s commitment can be used by it for the purchase of off-network access services.

OGCbuying.solutions Claim

GCUK has been notified by the UK government buying department, OGCbuying.solutions (“OGC”), of OGC’s contractual right to buy, for a fixed sum of £0.75, dedicated equipment used by GCUK for the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, share and per share information)

provisioning of certain network services under an agreement dated November 15, 1996 (the “MTS Agreement”). OGC has indicated that this purchase right would not normally arise until termination of the MTS Agreement in 2006. However, OGC has also indicated that it will not approve the change of control to ST Telemedia and, as a result of a change of control clause in the MTS Agreement, the MTS Agreement may be terminated, precipitating the purchase right. GCUK does not now own the dedicated equipment required for the provision of service under the MTS Agreement, and if OGC was to continue to assert its contract rights, GCUK might have to purchase this equipment at a premium from third party suppliers or their equipment lease financiers in order to be able to discharge its obligation to OGC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our condensed consolidated financial statements and related notes appearing in this report on Form 10-Q for the quarter ended March 31, 2003 and our Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-Looking Statements

Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations and business strategies or include other “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934. These statements set forth anticipated results based on management’s plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and similar expressions in discussion of future operating and financial performance or strategies. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. These factors could cause our actual results to differ materially from the forward-looking data. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements should, therefore, be considered in light of various important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements including, without limitation the following:

•	We incurred substantial operating losses in the period which continued throughout 2003, and, in the near term, we will not generate funds from operations sufficient to meet all of our cash requirements.

•	The prices we charge for our services have been decreasing, and we expect that such decreases will continue over time.

•	We may not be able to continue to connect our network to incumbent carriers’ networks or maintain Internet peering arrangements on favorable terms.

•	The inadvertent violation of the Network Security Agreement could have severe consequences.

•	The bankruptcies of potential customers have diminished our sales prospects and may have an adverse effect on our results of operations.

•	Technology advances and regulatory changes are eroding traditional barriers between formally distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

•	Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

•	Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

•	We depend on our third parties for many functions. If the services of those third parties become unavailable to us, we may not be able to conduct our business.

•	We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions.

•	Our operations are subject to regulation and require us to maintain a number of governmental licenses and permits, without which we may not be able to conduct our business. These regulations are subject to change which could lead to significantly increased costs and an adverse impact on our operations.

•	The covenants in our debt instruments restrict our financial and operational flexibility.

•	We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

•	Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our net loss may suffer due to currency translations.

•	Our access to capital is likely to be limited.

•	Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial restructuring flexibility.

•	Our GMS subsidiary faces significant financial challenges and must successfully restructure its operations to ensure its continued viability.

•	ST Telemedia is our majority stockholder effective December 9, 2003.

•	We and certain of our current and former officers and directors are involved in various governmental investigations and lawsuits.

For a more detailed description of these risks and additional risk factors, please see Item 1 – “Business – Cautionary Factors That May Affect Future Results,” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Our Chapter 11 Reorganization

On December 9, 2003, GCL and 54 of its subsidiaries were reorganized under chapter 11 of the Bankruptcy Code. Upon consummation of the Plan of Reorganization, GCL transferred substantially all of its assets to New GCL. For a discussion of the bankruptcy proceedings and the impact of the Plan of Reorganization, see Note 2 to the accompanying condensed consolidated financial statements.

Commencement of the Chapter 11 and Bermuda Cases

Our Chapter 11 Reorganization – December 9, 2003

On December 9, 2003 the Purchase Agreement and the Plan of Reorganization (See Note 2 to the accompanying condensed consolidated financial statements) were consummated resulting in the following:

•	Payment of $489 million in cash to the holders of claims under our pre-petition secured credit facility (the “Bank Lenders”);

•	Payment of $31 million in cash to the holders of our pre-petition publicly issued notes and certain other general unsecured creditors (the “Unsecured Creditors”);

•	Payment of $3 million in cash to the holders of small pre-petition unsecured claims;

•	Payment of $180 million in cash (certain amounts within this total to be paid over 24 months) to certain of our pre-petition vendors in accordance with settlements approved by the Bankruptcy Court;

•	Payment of cash settlements ($8 million paid on consummation and an estimated balance of $48 million to be settled over a period of up to six years) to the holders of secured and priority tax claims;

•	Payment of $7 million in cash to estate representatives to fund the post-emergence administration expenses for winding up the bankruptcy estates, resolving disputed claims, and pursuing causes of action against third parties;

•	Payment of all administrative claims in the GC Debtors’ chapter 11 cases, including payments to retained professionals;

•	Reimbursement of indenture trustees’ fees and the reasonable fees and expenses of their professionals;

•	Issuance of 2.4 million shares of New GCL Common Stock to the Bank Lenders (representing a 6% equity ownership interest);

•	Issuance of 13 million shares of New GCL Common Stock to the Unsecured Creditors (representing a 32.5% equity ownership interest);

•	Issuance of 18 million shares of New GCL Preferred Stock (convertible into 18 million shares of New GCL Common Stock) and 6.6 million shares of New GCL Common Stock to ST Telemedia in consideration for a cash equity investment of $250 million (the New GCL Preferred Stock and New Common Stock issued to ST Telemedia will represent a 61.5% equity ownership interest);

•	Reservation of approximately 3.5 million shares of New GCL Common Stock for issuance under the 2003 Stock Incentive Plan;

•	Issuance of $200 million in aggregate principal amount of New Senior Secured Notes to ST Telemedia for gross proceeds of $200 million, which gross proceeds were distributed to our Bank Lenders and Unsecured Creditors (which amounts are included in the cash payments noted above); and

•	Discharge of all pre-petition claims against the GC Debtors and the cancellation of all pre-petition equity interests in GCL (whether in the form of preferred stock, common stock, or options) and all prepetition preferred equity interests in GCHL.

Accounting Impact of Reorganization

As a result of our chapter 11 filing in the Bankruptcy Court, our condensed consolidated financial statements have been prepared in accordance with SOP 90-7. SOP 90-7 requires an entity to distinguish pre-petition liabilities as subject to compromise from post-petition liabilities on its consolidated balance sheet. The liabilities subject to compromise reflect our estimate of the amount of pre-petition claims that were restructured in the GC Debtors’ chapter 11 cases. In addition, our consolidated statement of operations reflects ongoing operations separately from any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization, otherwise known as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, as amended by SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We are required to implement the “fresh-start” accounting provisions of SOP 90-7 to the financial statements of New GCL and its subsidiaries effective upon our emergence from bankruptcy. Under fresh start accounting, we are required to adjust the historical cost of our assets and liabilities to their fair value. The fair value of the assets and liabilities of New GCL, its reorganization value, of approximately $2 billion constitutes $200 million in New Senior Secured Notes, $407 million in New GCL Common Stock and New GCL Preferred Stock and approximately $1.4 billion of other liabilities, including obligations under various capital leases, that were not eliminated or discharged under the terms of the Plan of Reorganization. As described above, the Plan of Reorganization resulted in the cancellation of all outstanding common and preferred stock of GCL, all outstanding preferred stock of GCHL and all pre-petition indebtedness of the GC Debtors, including approximately $2.2 billion under our secured credit facility, $4.4 billion in unsecured notes, approximately $1.6 billion of deferred revenue and $1.4 billion of other liabilities. As a result of these changes to the capital structure, New GCL’s interest expense and preferred dividend obligations will be significantly less than those applicable to periods prior to the Commencement Date. Due to the cancellation of pre-emergence debts and liabilities and the change of control anticipated under the Purchase Agreement, a substantial portion of our net operating loss carry forwards and capital loss carry forwards were eliminated. In addition, other tax attributes, including asset bases, could also be reduced. We are still reviewing the overall tax impact of the Plan of Reorganization. A consolidated balance sheet giving effect to the “fresh start” accounting provisions of SOP 90-7 is being filed with the SEC on a Current Report on Form 8-K on the same date of the filing of this quarterly report on Form 10-Q.

Restructuring

We commenced a restructuring of our costs in August 2001. Since that time through March 31, 2003, 5,300 employees have been terminated and 251 sites consisting of approximately 4.1 million square feet have been vacated as a result of our restructuring plans. These announced restructuring efforts initially centered around the realignment and integration of our then current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance and sales and marketing functions.

After the initial months of the restructuring we determined that a deeper restructuring of the business was required resulting in additional actions in the fourth quarter of 2001 and the first quarter of 2002. In January 2002, we filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and subsequently filed the Plan of Reorganization. Throughout 2002, we continued our efforts to reduce costs under an aggressive financial plan, in order to maximize overall cost efficiency. The cumulative impact since August 2001, of these efforts through March 31, 2003 resulted in charges related to employee related costs of $122 million; costs related to facility closures of $321 million; and $62 million of other charges.

As previously discussed, on January 1, 2003 we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”) for any exit or disposal activities initiated after December 31, 2002.

Critical Accounting Policies

Fresh Start Accounting

As discussed earlier in “—Accounting Impact of Reorganization,” we will implement “fresh start” accounting in accordance with SOP 90-7 upon our emergence from bankruptcy, which occurred on December 9, 2003. SOP 90-7 also requires that changes in accounting principles that will be required in the financial statements of New GCL and its subsidiaries within twelve months following the adoption of fresh start accounting be adopted at the time fresh start accounting is implemented.

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

Revenue Recognition and Related Reserves

Services

Revenue derived from telecommunication and maintenance services, including sales of capacity under operating type leases, is recognized as services are provided. Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets.

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

Non-Monetary Transactions

We may exchange capacity with other capacity or service providers. These transactions were accounted for in accordance with Accounting Principles Board Opinion No. 29. “Accounting for Nonmonetary Transactions”, where an exchange for similar capacity is recorded at historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.

Allowance for Doubtful Accounts and Sales Credits

We provide for allowances for doubtful accounts and sales credits. Allowances for doubtful accounts are charged to other operating expenses, while allowances for sales credits are charged to revenue. We evaluate the adequacy of the reserves monthly utilizing several factors, including the length of time the receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate, current industry trends and other relevant factors. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on most accounts utilizing the factors previously mentioned. Service level requirements are assessed to determine sales credit requirements where necessary. We have historically experienced significant changes month to month in reserve level requirements, primarily due to unanticipated large customer bankruptcy filings or other insolvency proceedings. Changes in the financial viability of significant customers, worsening of economic conditions and changes in our ability to meet service level requirements may require changes to our estimate of the recoverability of the receivables. Appropriate adjustments will be recorded to the period in which these changes become known.

We believe that the accounting estimates related to the recognition of revenue and establishment of reserves for uncollectible amounts and customer credits in the results of operations are “critical accounting estimates” because (1) they require management to make assumptions about future collections and billing adjustments, and (2) the impact of changes in actual performance versus these estimates on the accounts receivable balance reported in our consolidated balance sheets and the results reported in our consolidated statement of operations could be material. In making these assumptions, we use historical trending of write-offs and current market indicators about general economic conditions that might impact the collectibility of accounts.

Restructuring

See “Comparison of Financial Results” below and Note 9, “Restructuring Activity,” to the accompanying unaudited condensed consolidated financial statements included in this interim report on Form 10-Q, for information on restructuring activities for the three months ended March 31, 2003 and 2002. Restructuring charges represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans. Charges were recorded in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and represent our best estimate of undiscounted liabilities at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations. See “New Accounting Pronouncements” in Note 3 to the accompanying unaudited condensed consolidated financial statements included in this interim report on Form 10-Q for a discussion regarding SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which supercedes EITF 94-3 effective January 1, 2003.

The various assumptions in determining restructuring charges include, but are not limited to, future severance costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and may change based upon actual experience.

COMPARISON OF FINANCIAL RESULTS

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Revenues.    Revenues are generated from our telecommunications services segment and installation and maintenance segment. Our telecommunications services segment is comprised of commercial, consumer and carrier business providing voice, data, and conferencing services. Our installation and maintenance segment represents the results of our subsidiary, GMS, which operates a fleet of cable laying and maintenance vessels.

Total revenues decreased $66 million, or 8%, in the first quarter of 2003 compared with the first quarter of 2002 due to the continued uncertainties related to our ability to emerge from bankruptcy, the impact of bankruptcy filings by several of our carrier customers and the continued overcapacity in the telecommunications sector and related price competition throughout the industry in both voice and data products in the United States and Europe, which have contributed to declines in telecommunications services segment revenue. In addition, the installation and maintenance segment revenues has been significantly impacted by the overbuild of subsea cable capacity in recent years, resulting in declining installation and maintenance revenues. Due primarily to the delay in our effective date until December 9, 2003 and the continued price declines in the telecommunications market, revenue throughout 2003 continued to decline, specifically in the commercial sales channel. The Company anticipates the emergence from bankruptcy protection as of December 9, 2003 will have a positive impact on the Company’s ability to generate new revenues with both new customers and through the enhancement of services with existing customers, although no assurances can be made in this regard. Installation revenue continued to decline in 2003 to very low levels by the end of 2003. A modest recovery in installation revenue is expected by GMS in late 2004. Maintenance revenues will decline significantly in early 2004 when GMS’s largest maintenance contract (annual revenues of approximately $50 million) expires.

Actual reported revenues for the three months ended March 31, 2003 and 2002 reflect the following changes by segment:

	Three Months Ended March 31, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)

Commercial	$276	$344	$(68)
Consumer	8	14	(6)
Carrier:
Service revenue	386	363	23
Amortization of prior period IRUs	20	22	(2)

Total carrier	$406	$385	$21

Telecommunications services revenue	690	743	(53)
Installation and maintenance revenue, net of eliminations	45	58	(13)

Total revenues	$735	$801	$(66)

Revenues from the commercial sales channel decreased $68 million, or 20%, in the first quarter of 2003 compared with the first quarter of 2002. The decrease was mainly driven by continued customer attrition that has occurred since our bankruptcy filing in January of 2002 and reductions in product prices due to continued competition in the telecommunications industry. Revenues from commercial voice services decreased $44 million, or 23%, to $148 million in the first quarter of 2003 from $192 million in the first quarter of 2002. The decrease in commercial voice services revenue is a result of reductions in conferencing voice services as well as domestic and international voice services. Conferencing services revenue decreased $14 million, or 39%, to $22 million in the first quarter of 2003 from $36 million in the first quarter of 2002. The decrease in commercial voice services revenue also includes a $30 million, or 19%, decrease in domestic and international voice services revenue to $126 million in the first quarter of 2003 from $156 million in the first quarter of 2002. Customers purchasing voice and conferencing services were directing their traffic to other carriers as a form of redundancy due to concerns over our financial viability and in some cases as a result of increased pricing competition. Long-distance voice services had the greatest customer attrition rate, as this product is one of the least risky and expensive to transfer to another carrier. Revenues from commercial data services decreased $23 million, or 15%, to $128 million in the first quarter of 2003 from $151 million in the first quarter of 2002. The decrease in commercial data services revenue is also a result of continued customer attrition since the onset of our bankruptcy filing and continued pricing competition, although the attrition rate was lower for data services since we have deployed equipment at their premises to service their Frame Relay, ATM, IP Access and Managed Services products purchased from us.

Revenue from the consumer business decreased $6 million, or 43%, in the first quarter of 2003 compared with the first quarter 2002. The consumer business is not core to our strategy and therefore we are not actively attempting to grow revenues for this business. The decrease in revenue is a result of continued customer attrition and reduction in pricing levels for consumer services in the telecommunications industry.

Revenues from our carrier sales channel increased $21 million, or 5%, in the first quarter of 2003 compared with the first quarter of 2002, although the mix of revenue continued to migrate towards more revenue generated from voice products rather than data products. Our bankruptcy has had less of an impact on carrier revenue as carriers often use several suppliers to meet their traffic demands and many of our competitors also filed for bankruptcy protection in 2002, which allowed us to attract additional carrier customers and increase our sales to certain existing carrier customers. Carrier service revenue increased $23 million, or 6%, to $386 million in the first quarter of 2003 from $363 million in the first quarter of 2002. Carrier service revenue includes voice and data services excluding the amortization of revenue from the sale of data capacity Indefeasible Rights of Use (“IRUs”). The increase in carrier service revenue is a result of increased carrier voice services revenue, which has been partially offset by decreases in carrier data services revenue. Carrier voice services revenue increased $43 million, or 15%, to $335 million in the first quarter of 2003 from $292 million in the first quarter of 2002. The increase in carrier voice services is a combination of increases in both international and United States long distance voice services revenue. The increase in carrier voice services revenue is a result of increased sales volumes to existing customers and new voice customers, offset by product pricing declines of approximately 20% on an annual basis. Carrier data service revenue decreased $20 million, or 28%, to $51 million in the first quarter of 2003 from $71 million in the first quarter of 2002. The decrease is a result of attrition of carrier data services customers, contract repricing and product pricing declines of approximately 30% on an annual basis. Several carrier customers that filed for bankruptcy protection cancelled data contracts. Revenue from the amortization of IRUs decreased $2 million, or 9%, to $20 million in the first quarter of 2003 from $22 million in the first quarter of 2002. There has been minimal new IRU sales or activations of previously sold IRU in the first quarter of 2003. The decrease is primarily as a result of reductions in revenues from foreign denominated IRUs and cancellations of certain IRU agreements.

Revenues from our installation and maintenance segment decreased $13 million, or 22%, in the first quarter of 2003 compared with the first quarter of 2002. The decrease results from the decline in subsea installation projects as a result of over supply of subsea capacity in the telecommunications market and a reduction in maintenance revenues due to the abandonment of certain subsea cable by consortiums and continued pricing pressures in the subsea maintenance business. Installation revenue decreased $8 million, or 36%, to $14 million in the first quarter of 2003 from $22 million in the first quarter of 2002. Maintenance revenues decreased $5 million, or 14%, to $31 million in the first quarter of 2003 from $36 million in the first quarter of 2002.

Operating expenses. Components of operating expenses for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Cost of access and maintenance	$508	$564	$(56)
Other operating expenses	240	398	(158)
Depreciation and amortization	35	32	3

Total operating expenses	$783	$994	$(211)

Total operating expenses decreased $211 million, or 21%, in the first quarter of 2003 compared with the first quarter 2002.

Cost of access and maintenance.    Cost of access and maintenance (“COA&M”) decreased $56 million, or 10%, in the first quarter of 2003 compared with the first quarter 2002. COA&M primarily includes the following: (i) usage based voice charges paid to local exchange carriers (“LEC”) and interexchange carriers (“IXC”) to originate and/or terminate switched voice traffic; (ii) charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (iii) internet exit charges incurred in transporting IP traffic and other enhanced services usage based charges; and (iv) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber optic network and its cable landing stations.

Cost of access decreased $30 million, or 6%, to $479 million in the first quarter 2003 from $509 million in the first quarter 2002. In addition to the decline in revenues, the decrease is a result of decreases in leased facilities charges of $43 million, or 22% to $153 million in the first quarter of 2003 from $196 million in the first quarter of 2002. The decrease in leased facilities charges has been as a result of our rejection of certain leased facilities contracts in accordance with our rights under bankruptcy, the renegotiation of pre-petition leased facilities contracts with vendors resulting in lower pricing terms, the continued optimization of our circuits with individual vendors and reductions in charges as a result of lower commercial and carrier data services revenues. The decrease in leased facilities charges was partially offset by increases in usage based access charges of $13 million, or 4%, to $326 million in the first quarter of 2003 from $313 million in the first quarter of 2002. The increase in usage based access charges is as a result of increases in carrier voice services revenue. The higher margin products in the commercial sales channel, including conferencing and sales of data services in the carrier channel, declined as a percentage of total revenue in the first three months of 2003 compared with 2002. The pressures on margins continued throughout 2003 and we expect them to continue into 2004 as pricing pressures and the longer lead times required in the sale of higher margin data services are mitigated by continued new programs to reduce cost of access.

Third party maintenance expenses decreased $26 million, or 47%, to $29 million in the first quarter 2003 from $55 million in the first quarter 2002. The decrease is primarily a result of our ability to eliminate certain terrestrial, cable station and equipment maintenance contracts, transition certain third party managed costs into employee managed maintenance at lower costs (which is included within “other operating expenses” below) and the re-negotiation of terms and conditions including pricing reductions, of existing contracts for maintenance during the bankruptcy.

Other operating expenses.    Other operating expenses decreased $158 million, or 40%, in the first quarter of 2003 compared with the first quarter 2002. Other operating expenses primarily consist of (i) real estate and non-income tax related costs; (ii) selling and general and administrative expenses (“SG&A”), including all employee related expenses and professional fees; (iii) bad debt expense; and (iv) cost of goods sold for the cable installation and maintenance segment and for the managed services products sold within the telecommunications services segment.

SG&A decreased $109 million, or 43%, to $143 million in the first quarter of 2003 compared with $252 million in the first quarter of 2002. SG&A expenses decreased primarily as a result of our cost reduction and restructuring efforts beginning in August 2001 that have continued throughout 2002 and 2003. The restructuring efforts have resulted in significant declines in employee related costs including salaries, employee benefits, temporary labor, commissions, communications and travel. As outlined above, approximately 5,300 employees have been terminated from employment since the restructuring plans commenced in August 2001. This included a significant reduction of employees in early March 2002 under a voluntary severance program, which provided for terms similar to our involuntary program except that the payouts were made in lump sums on the voluntary termination date in March 2002. Therefore, the first quarter of 2002 included significantly higher employee costs.

Cost of sales decreased $12 million, or 19%, to $52 million in the first quarter of 2003 from $64 million in the first quarter 2002. The decrease is a result of a reduced installation projects and cost reduction efforts by the installation and maintenance segment as well as a reductions in vendor prices, due to active negotiations by the Company, for the managed services product in the telecommunication services segment.

Real estate and other tax related costs declined $35 million, or 52%, to $32 million in the first quarter of 2003 from $67 million in the first quarter of 2002. The decrease reflects the impact of our planned exit of certain leased facilities as defined within the restructuring efforts. As of March 31, 2003, 251 sites, consisting of approximately 4.1 million square feet, have been vacated under the real estate restructuring plan. The first quarter of 2002 results included real estate expenses for dozens of facilities under operating leases that were rejected within our rights under bankruptcy upon our filing for bankruptcy protection on January 28, 2002. Non-income taxes, specifically taxes on owned real estate and personal property, declined significantly as a result of the substantial impairment of our long-lived asset values recorded during 2001.

Bad debt expense decreased $2 million, or 13%, to $13 million in the first quarter of 2003 from $15 million in the first quarter 2002. The decrease was a result of improvements in the aging of our account receivables, due to focused collection efforts, enhanced evaluations of customers’ creditworthiness and limits, and recovery of significantly aged amounts through settlements.

We expect to see minor declines in other operating expenses in subsequent quarters in 2003 as a result of additional restructuring activities which have resulted in more headcount reductions, site closings and lower travel and other administrative costs. Following the first quarter of 2003 we adopted additional restructuring initiatives that will result in the elimination of 300 more employees, approximately 100 of whom were employees of the installation and maintenance segment. The Company recorded additional charges of $13 million related to these plans subsequent to March 31, 2003.

Depreciation and amortization.    Depreciation and amortization consists of depreciation expense of our property and equipment and the amortization of customer installation costs. Depreciation and amortization increased to $3 million, or 9%, in the first quarter of 2003 from the first quarter 2002. The increase in depreciation and amortization is a result of additional depreciation from purchases of property and equipment since March 31, 2002.

Other significant components of our condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002 include the following:

	Three Months Ended March 31, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)

Interest expense, net	$(7)	$(48)	$(41)
Other income (expense), net	$(11)	$25	$(36)
Reorganizations items, net	$(5)	$(162)	$(157)
Benefit (provision) for income taxes	$(1)	$6	$(7)
Loss from discontinued operations	$—	$(60)	$(60)
Preferred stock dividends	$—	$(19)	$(19)

Interest expense, net.    Interest expense, net decreased $41 million, or 85%, in the first quarter of 2003 compared to the first quarter of 2002. The decrease in interest expense is directly attributable to our bankruptcy filing on January 28, 2002. We ceased accruing for all interest on our outstanding debt following the date of the commencement of our bankruptcy proceedings in accordance with the provisions of bankruptcy reporting contained within SOP 90-7. In January 2002 we recorded $43 million of interest on existing indebtedness that was subsequently stayed as a result of our bankruptcy filing on January 28, 2002 and the balance of the 2002 and the 2003 amount represents interest expense relating to capitalized lease obligations. Interest expense will remain substantially lower than previous levels as we cancelled indebtedness of more than $6.6 billion in connection with the Plan of Reorganization.

Other income (expense), net.    Other income (expense), net decreased $36 million in the first quarter of 2003 compared with the first quarter of 2002. The decrease is primarily due to changes in gains and losses resulting from foreign currency impacts on transactions and gains and losses on the sales of property and equipment and marketable securities. Foreign currency transaction losses increased $10 million to $14 million in the first quarter of 2003 from $4 million in the first quarter of 2002. In addition, during the first quarter 2002 we recorded a gain on the sale of property and equipment of $26 million resulting from assets sold immediately after the bankruptcy filing. Other movements in other income (expense), net were not significant.

Reorganization items, net.    Reorganization items, net decreased $157 million, or 97%, in the first quarter of 2003 compared with the first quarter of 2002. Reorganization items represent expenses and income that are incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the condensed consolidated statements of operations in accordance with the provisions of SOP 90-7. Reorganization items are comprised of (i) costs related to the employee retention programs, (ii) non-cash charges relating to the write off of deferred financing fees, (iii) retained professional fee costs associated with the reorganization, (iv) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy, (v) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the bankruptcy court, and (vi) costs incurred in connection with our continued restructuring efforts. The reorganization items, net decrease was primarily due to recording a $102 million write off of non-cash deferred finance costs on January 28, 2002 as a result of the bankruptcy filing. Further, in the first quarter of 2002, we entered into restructuring plans that resulted in $29 million of restructuring changes while there was no comparable restructuring charges for the same period in 2003. In addition, in the first quarter of 2003 we recorded $20 million in reorganization gains related to vendor settlements whereas no vendor settlement gains occurred in the first quarter 2002. Other reorganizations items such as professional fees, interest income and retention bonuses did not vary significantly between periods.

Benefit (provision) for income taxes.    Benefit (provision) for income taxes decreased $7 million for the first quarter of 2003 compared with the first quarter of 2002. The tax benefit in 2002 relates to income tax refunds received as a result of loss carry backs from 2001 to prior tax years.

Loss from discontinued operations.    We had no loss from discontinued operations in the first quarter of 2003 compared with a loss of $60 million in the first quarter of 2002. There was no income or loss from discontinued operations for the three months ended March 31, 2003 as we had no discontinued operations during that period. Asia Global Crossing Ltd. (“AGC”) and its consolidated subsidiaries, including Pacific Crossing Ltd. (“PCL”), was our only discontinued operation in the first quarter of 2002. AGC is presented as a discontinued operations as a result of their filing chapter 11 petitions under the bankruptcy code. As a result of the petitions of AGC and PCL, our ability to exert control and influence over AGC’s and PCL’s management decisions through our equity interest was substantially eliminated; further the nature of the reorganization plans of AGC and PCL were such that we no longer have access to or a continuing involvement in the businesses of AGC and PCL. Due to our loss of control and lack of continuing involvement in AGC’s and PCL’s operations, we effectively disposed of our rights and obligations by abandoning our equity ownership effective on the date of AGC’s and PCL’s chapter 11 petitions. AGC’s and PCL’s operations have been accounted for as discontinued operations in accordance with SFAS No. 144. The $60 million loss from AGC’s operations in the first quarter of 2002 was primarily due to operating expenses of $55 million, interest expense of $17 million, and equity loss in affiliates, net of $11 million, offset by revenues of $26 million.

Preferred stock dividends.    We had no preferred stock dividends in the first quarter of 2003 as compared with $19 million in the first quarter of 2002. As a result of our filing for bankruptcy on January 28, 2002, we ceased accruing all preferred stock dividends in accordance with SOP 90-7.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At March 31, 2003, our available liquidity consisted of $332 million of unrestricted cash and cash equivalents. In addition, the Company also held $333 million ($5 million of which is included in long-term other assets) in restricted cash. This amount was comprised of (i) $306 million, representing the $301 million in net proceeds from the sale of IPC in December 2001 plus interest, the entire amount of which was distributed to the Bank Lenders upon emergence from bankruptcy in accordance with the Plan of Reorganization, (ii) $13 million restricted cash held in a GCL account in Bermuda under the control of the Joint Provisional Liquidators (“JPLs”), which remainder was distributed to the creditors upon emergence from bankruptcy in accordance with the Plan of Reorganization and (iii) $14 million, primarily attributable to collateral relating to certain guarantees, performance bonds and deposits.

Our working capital decreased $86 million to $52 million at March 31, 2003 compared to December 31, 2002. This decline is principally due to a decrease in our unrestricted cash balances, primarily due to ongoing operating losses, severance payments, settlement payments to vendors, cash paid for capital expenditures including those from settlements and significant costs incurred in connection with the bankruptcy proceedings.

Since the fourth quarter of 2001, we have reduced the amount of cash required to fund our operations. Nonetheless, our unrestricted cash balances have continued to decline due primarily to the reasons described above. As of December 9, 2003, we had $367 million in unrestricted cash. Management is currently evaluating our financial forecast in light of anticipated sources of capital.

We currently expect that we will need to obtain up to $100 million in financing to fund our anticipated liquidity requirements through the end of 2004. We are currently seeking to arrange a working capital facility or other financing to provide us with this necessary liquidity. The indenture for the New Senior Secured Notes permits us to incur up to $150 million in additional debt under one or more working capital facilities secured by first priority liens on our assets. If we cannot arrange a working capital facility or raise other financing, ST Telemedia has indicated its intention to provide us with up to $100 million of financial support in additional funds in 2004 to fund our operating needs on such terms and conditions as we and ST Telemedia may agree. ST Telemedia’s intention is based on our commitment to adhere to an operating plan requiring no more than $100 million in additional funds in 2004. If provided, this financial support may be in the form of (i) a guarantee or other support by ST Telemedia in respect of borrowings by us under a working capital facility or other financing or other financing; or (ii) a subordinated loan from ST Telemedia. The indenture for the New Senior Secured Notes does not permit ST Telemedia to lend to us directly on a secured or senior basis.

While ST Telemedia has indicated its intention to provide financial support to us (in addition to its $250 million equity investment and its $200 million investment in the New Senior Secured Notes) and management fully expects ST Telemedia to make such financial support available, ST Telemedia does not have any contractual obligation to provide financial support to us, and we can provide no assurance that ST Telemedia will provide any such financial support. Moreover, we can provide no assurance that we will be able to arrange a working capital facility on terms acceptable to us or that provides borrowing availability sufficient to meet our liquidity needs.

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

A number of our subsidiaries that were not debtors in our bankruptcy proceedings have significant capital lease obligations that were not discharged in our bankruptcy proceedings. As of March 31, 2003, the aggregate amount of capital lease obligations of these subsidiaries was $227 million. These subsidiaries were generally not included in our U.S. chapter 11 bankruptcy proceedings since such inclusion may have triggered the commencement of liquidation proceedings against such entities in jurisdictions that do not recognize an equivalent of a chapter 11 reorganization. Some of these subsidiaries could be forced into local insolvency proceedings if their operating results and financial condition do not improve.

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

GMS has experienced significant declines in revenues since 2001 and is expected to experience negative cash flows during 2004. If GMS is unable to increase its revenues through new business and improve its cash flow performance or is unable to raise additional funding, it may default on its capital lease and other obligations. Additional funding may not be available to GMS on acceptable terms or at all, particularly since GMS does not own significant unencumbered assets that it could use as collateral.

A significant portion of GMS’s current cash outflows represent payments under ship charters and capital lease obligations. GMS expects to be in default under its financial ratio covenant contained in two of these agreements by the end of 2003. GMS is in discussions with the counterparties to these agreements to address the expected breach of such financial covenant, and is discussing with its principal ship charter creditors a possible restructuring of the payment schedules under its agreements with such creditors. If GMS is unsuccessful in these efforts, these parties could terminate such agreements and accelerate GMS’s required payments thereunder. Such an action would trigger cross-default provisions in GMS’s other ship charters and capital lease obligations, as well as the cross-default provisions under the indenture for the New Senior Secured Notes and other financing agreements of ours.

We expect our available liquidity to decline in 2004 due in part to exit cost requirements under our Plan of Reorganization (with payment terms of up to 24 months) that will consume over $100 million of cash in 2004 and interest payments on the New Senior Secured Notes. We believe the $250 million equity infusion that we received from ST Telemedia on the Effective Date from bankruptcy under the Purchase Agreement, unrestricted cash and anticipated operating cash flows, together with a working capital facility or other financing providing for up to $100 million in available funds (which has not yet been arranged), will provide adequate funding for us to pay our expected operating expenses, fund our expected capital expenditures, meet our debt service obligations and meet our restructuring cost requirements through at least January 1, 2005. However, there can be no assurance that our operating cash flows will improve as we anticipate, or that our operating cash flows and any working capital facility or other financing that we may arrange will be adequate to meet our anticipated liquidity requirements. As currently projected, we will need to raise additional financing to offset our anticipated liquidity needs for 2005 and thereafter. The market environment and our financial condition will make it difficult for us to access the capital markets for the foreseeable future. If we are unable to raise additional financing or improve our operating results to achieve positive operating cash flows in the future, we would be unable to meet our anticipated liquidity requirements.

Cash Management Impacts

Our unrestricted cash balances decreased $91 million to $332 million at March 31, 2003 from $423 million at December 31, 2002. This decrease primarily resulted from funding operating losses, cash capital expenditures and bankruptcy-related costs (including professional fees for the Company, JPLs and creditors, retention plan costs and severance and real estate exit costs under the restructuring efforts). We remain focused on managing our cash with an objective of reducing the rate at which cash is used. These efforts have been successful in conserving our cash resources and liquidity. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a description of specific actions we have taken to conserve cash resources and liquidity. We continue to actively focus our activities to conserve our cash resources and liquidity.

Cash used by operating activities was $49 million, which includes cash paid for reorganization items of $44 million, for the three months ended March 31, 2003 as compared to cash provided by operating activities of $35 million, which includes cash paid for reorganization items of $39 million for the three months ended March 31, 2002. The $84 million decline in quarterly operating cash performance is primarily attributable to the working capital benefit from the bankruptcy filing in the first quarter of 2002 (i.e. payables due as of January 28, 2002 were stayed while collections of receivables from customers continued in the period).

Cash used in investing activities was $37 million and $51 million for the three months ended March 31, 2003 and 2002, respectively, The $14 million decrease in cash used is primarily attributable to increases in restricted cash and cash equivalents for the three months ended March 31, 2002. In the first quarter of 2002, we funded $15 million to a restricted bank account, under the control of the JPL, for contingencies related to the bankruptcy which remainder was distributed to the creditors upon emergence from bankruptcy.

Cash used in financing activities was $5 million for the three months ended March 31, 2003 and 2002, respectively. The financing activities were limited to $5 million for principal payments under capital lease obligations.

New Global Crossing Capital Structure

New Global Crossing Common and Preferred Stock

New GCL is authorized to issue 55,000,000 shares of common stock and 45,000,000 shares of preferred stock. Pursuant to our Plan of Reorganization, on December 9, 2003 New GCL issued 15,400,000 shares of common stock to our pre-petition creditors and issued 6,600,000 shares of common stock and 18,000,000 shares of preferred stock to ST Telemedia. 18,000,000 shares of New GCL common stock were reserved for the conversion of shares of New GCL preferred stock to be held by ST Telemedia, while an additional 3,478,261 shares of New GCL common stock were reserved for issuance under New GCL’s 2003 Stock Incentive Plan.

New Senior Secured Notes

Global Crossing North American Holdings, Inc. (“GC North American Holdings”), one of our domestic subsidiaries, issued $200 million aggregate principal amount of the New Senior Secured Notes. On December 4, 2003, the Bankruptcy Court approved an amendment to the Plan of Reorganization pursuant to which the New Senior Secured Notes were issued to ST Telemedia rather than to our banks and unsecured creditors, with the gross proceeds of such issuance being distributed to such banks and unsecured creditors in lieu of any interest in the New Senior Secured Notes. The notes will mature on the third anniversary of their issuance. Interest will accrue at 11% per annum and will be paid semi-annually.

The New Senior Secured Notes are guaranteed by New GCL and all of its material subsidiaries. The New Senior Secured Notes are senior in right of payment to all other indebtedness of New GCL and its material subsidiaries, except that they are equal in right of payment with (i) one or more working capital facilities in an aggregate principal amount of up to $150 million (the “Working Capital Facilities”) and (ii) a limited amount of certain other senior indebtedness. The New Senior Secured Notes are secured by a first priority lien on the stock and assets of Global Marine and Global Crossing (UK) Telecommunications Limited and their material subsidiaries. In addition, any sale of those entities will trigger mandatory prepayment of the New Senior Secured Notes to the extent of the proceeds of any such sale. To the extent proceeds of any such sales are other than cash, such proceeds shall be substituted for the collateral. Payment of the New Senior Secured Notes will also be secured by a lien on substantially all the other assets of New GCL and its material subsidiaries, such lien to be second in priority to the lien on the Working Capital Facilities.

GC North American Holdings may redeem the New Senior Secured Notes, plus accrued and unpaid interest, at any time without penalty or premium. In the event of a change of control, GC North American Holdings will be obligated to offer to redeem the notes at 101% of the outstanding principal amount plus accrued and unpaid interest.

The New Senior Secured Notes have been issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. These provisions include (i) limitations on the indebtedness of New GCL, payments to equity holders (including ST Telemedia), investments, and sale and leaseback transactions, (ii) restrictions on asset sales, consolidations, and mergers, (iii) limitations on granting additional liens and (iv) cross-default provisions which could result in the acceleration of our repayment obligations in the event that one or more of our subsidiary companies were to default on certain other indebtedness. The covenants will permit New GCL to enter into the Working Capital Facilities and will have customary exceptions, baskets, and carve-outs. The form of the indenture is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002.

The New Senior Secured Notes have been issued to ST Telemedia in a private placement transaction pursuant to Section 4(2) of the Securities Act. The New Senior Secured Notes are therefore be “restricted securities” for purposes of the rules and regulations promulgated by the SEC under the Securities Act. In addition, the initial holder of the New Senior Secured Notes (i.e., ST Telemedia) is a control person of the issuer of the securities within the meaning of Section 2(11) of the Securities Act. ST Telemedia may sell or otherwise transfer the New Senior Secured Notes only pursuant to a registration statement declared effective by the SEC or an exemption from Securities Act registration requirements. We have agreed to grant customary registration rights to ST Telemedia in respect of the New Senior Secured Notes.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our revenue in our carrier sales channel is generated from services to other carriers in the telecommunications industry. For the three months ended March 31, 2003, our revenues from the carrier sales channel represented approximately 55% of our consolidated revenues.

Off-balance sheet arrangements

GCHL and GCNA remained guarantors with respect to certain real estate lease agreements of GlobalCenter, a former wholly-owned subsidiary, following the sale of GlobalCenter to Exodus Communications, Inc. (“Exodus”) in January 2001. The lease agreements related to administrative and technical facilities located throughout the United States, Europe, and the Asia/Pacific region. On an aggregated basis, the annual lease payments averaged approximately $70 million per year over the life of the leases. The remaining lease terms expired between 2002 and 2025. On September 26, 2001, Exodus filed for bankruptcy protection. In October 2001, Exodus executed an agreement with us that provided us with certain rights to direct the disposition of the applicable leasehold interests in Exodus’ bankruptcy proceedings. This agreement, which was subject to the approval of the bankruptcy court overseeing Exodus’ bankruptcy proceedings, would likely have substantially eliminated the risk of acceleration of payments due under these leases as long as obligations under the leases were satisfied by Exodus or us as they became due. In the fourth quarter of 2001 and continuing in January of 2002, prior to our bankruptcy filing, we remitted $6 million to various landlords relating to these leases and pursuant to the agreements. As part of our first day orders in bankruptcy on January 28, 2002, all of the guarantees of Exodus leases were rejected. The lease rejection claims of the applicable landlords (approximately $180 million) are unsecured claims in the Company’s bankruptcy proceeding, which were discharged upon our emergence from bankruptcy.

We have certain letter of credit requirements of approximately $5 million as of March 31, 2003 relating to our workmen’s compensation and employee liability insurance policies. In addition, certain real estate lease obligations require cash collateral to be converted to letters of credit upon the availability of financing. We intend to utilize a working capital facility to fulfill these requirements or to continue to collateralize these obligations with cash.

From time to time, New GCL and certain of its wholly owned subsidiaries may enter into guarantees on behalf of other wholly owned subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s December 31, 2002 Annual Report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

Item 4.	Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In connection with such evaluation, management has considered internal control issues identified by Grant Thornton in connection with its audit of the Company’s consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended, which are described below. Based upon management’s evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003 to provide reasonable assurance that information required to be disclosed by the Company in reports required to be filed or submitted under the Exchange Act is properly identified, recorded, processed, summarized and reported.

Nonetheless, to address the effectiveness of its internal controls and disclosure controls and procedures on a go-forward basis, the Company:

•	consolidated all security functions under a central organization that reports directly to the Company’s chief information officer and has responsibility for security architecture and operations, audit and compliance, and physical security;

•	implemented a series of billing improvements to substantially reduce the level of manual invoices;

•	included in the charter of the Audit Committee of New GCL a requirement that the committee pre-approve any related party transactions over a specified dollar amount; and

•	will centralize record keeping for significant, non-recurring transactions.

The Company will continue to ensure the adequacy and professional training of its financial reporting staff and improve the effectiveness of its internal control over financial reporting and disclosure controls and procedures.

There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2003 that has materially affected, or that is likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, in connection with the completion of its audit of the Company’s consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended, Grant Thornton identified to the Company’s Audit Committee and management certain internal control deficiencies, including in the following areas: authorization, accounting for and disclosure of certain related party transactions; maintenance of documentation and record keeping for certain non-recurring, significant transactions; delays in filing reports with the SEC and staffing of personnel related to SEC reporting; deficiencies with respect to information system security; misapplication of U.S. GAAP, resulting in the restatements described in our Annual Report on Form 10-K for the year ended December 31, 2002; and manual invoicing inaccuracies in the billing departments of certain subsidiaries. Grant Thornton advised the Audit Committee that they considered these internal control deficiencies to be “significant deficiencies” that, in the aggregate, constituted “material weaknesses” under standards established by the American Institute of Certified Public Accountants. Grant Thornton further advised the Audit Committee that these internal control deficiencies did not affect Grant Thornton’s unqualified audit report on the Company’s consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 16 “Contingencies” to the accompanying Condensed Consolidated Financial Statements for a discussion of certain legal proceedings affecting the Company. There were no material developments with respect to such proceedings during the first quarter of 2003, or thereafter other than disclosed therein.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits filed as part of this report are listed below.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

During the quarter ended March 31, 2003, GCL filed the following current report(s) on Form 8-K:

1.	Current report on Form 8-K dated December 26, 2002 (date of the earliest event reported), filed on January 10, 2003 for the purpose of reporting under Item 3, the Company’s Plan of Reorganization.

2.	Current report on Form 8-K dated January 8, 2003 (date of earliest event reported), filed on January 15, 2003 for the purpose of reporting under Items 4 and 7, a change in the Company’s independent public accountant.

3.	Current report on Form 8-K dated August 1, 2002 (date of earliest event reported), filed on March 20, 2003 for the purpose of reporting under Items 7 and 9, the monthly reports requirements filed with the bankruptcy court for the monthly periods from June through December 2002 as required under the Bankruptcy Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on December 23, 2003 by the undersigned thereunto duly authorized.

Global Crossing Limited

By:	/s/ DANIEL O’BRIEN

Daniel O’Brien Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)