Form 10-Q
period 2003-06-30
GLOBAL CROSSING LTD
filed 2003-12-23
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:001-16201

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the Registrant’s Common Stock, $0.01, per share par value, outstanding as of December 15, 2003 was 22,000,000 shares.

EXPLANATORY NOTE

The registrant, Global Crossing Limited, (“New GCL”), is the successor to Global Crossing Ltd. (“GCL”), which transferred substantially all of its assets to New GCL upon the emergence from bankruptcy under chapter 11 of title 11 of the United States Code of New GCL and certain affiliated entities on December 9, 2003. GCL is in provisional liquidation in the Supreme Court of Bermuda. The financial information contained in this quarterly report on Form 10-Q for periods prior to December 9, 2003 represents the results of operations and financial condition of GCL.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. Financial Information

Item 1. Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$226	$423
Restricted cash and cash equivalents	331	327
Accounts receivable, net of allowances of $131 and $134, respectively	452	482
Other current assets and prepaid costs	227	218

Total current assets	1,236	1,450
Property and equipment, net	1,051	1,059
Other assets.	130	126

Total assets	$2,417	$2,635

LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	178	$141
Accrued cost of access	195	235
Accrued restructuring costs	165	170
Deferred revenue – current portion	280	274
Other current liabilities	446	492

Total current liabilities	1,264	1,312
Deferred revenue.	1,273	1,438
Other deferred liabilities, including obligations under capital leases	248	240

Total liabilities not subject to compromise	2,785	2,990

Liabilities subject to compromise	8,265	8,136

Total liabilities	11,050	11,126

MANDATORILY REDEEMABLE PREFFERED STOCK: 10½%, 5,262,500 shares issued and outstanding as of June 30, 2003 and December 31, 2002, $100 liquidation preference per share plus accumulated and unpaid dividends	526	526

CUMULATIVE CONVERTIBLE PREFERRED STOCK.	1,903	1,918

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Common stock, 3,000,000,000 shares authorized, par value $0.01 per share, 909,463,931 and 909,052,691 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	9	9
Treasury stock, 22,033,758 shares	(209)	(209)
Additional paid-in capital	14,365	14,350
Accumulated other comprehensive loss	(406)	(344)
Accumulated deficit	(24,821)	(24,741)

	(11,062)	(10,935)

Total liabilities and shareholders’ deficit	$2,417	$2,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES	$744	$790	$1,479	$1,591
OPERATING EXPENSES:
Cost of access and maintenance	510	550	1,018	1,114
Other operating expenses	230	294	470	692
Depreciation and amortization	35	33	70	65

	775	877	1,558	1,871

OPERATING LOSS	(31)	(87)	(79)	(280)
OTHER INCOME (EXPENSE):
Interest expense, net	(8)	(7)	(15)	(55)
Other income, net	36	32	25	57

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(3)	(62)	(69)	(278)
Reorganization items, net	(5)	(81)	(10)	(243)

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(8)	(143)	(79)	(521)
Benefit (provision) for income taxes	(2)	(3)	(3)	3

LOSS FROM CONTINUING OPERATIONS	(10)	(146)	(82)	(518)
Discontinued operations, net of income tax	—	(75)	—	(135)

NET LOSS	(10)	(221)	(82)	(653)
Preferred stock dividends	—	—	—	(19)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(10)	$(221)	$(82)	$(672)

LOSS PER COMMON SHARE, basic and diluted:
Loss from continuing operations applicable to common shareholders	$(0.01)	$(0.16)	$(0.09)	$(0.60)

Loss from discontinued operations, net	$—	$(0.08)	$—	$(0.15)

Loss applicable to common shareholders	$(0.01)	$(0.24)	$(0.09)	$(0.75)

Shares used in computing basic and diluted loss per share	909,457,012	902,318,163	909,345,266	899,268,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(82)	$(653)
Adjustments to reconcile net loss to net cash used in continuing operations:
Loss from discontinued operations	—	135

Non cash other income	(9)	—
Gain on sale of property and equipment	—	(27)
Gain on sale of marketable securities	(1)	—

Depreciation and amortization	70	65
Reorganization items, net	10	243
Provision for doubtful accounts	26	31
Other	6	(88)
Changes in operating assets and liabilities	(52)	267

Net cash used in continuing operations	(32)	(27)
Net cash provided by discontinued operations	—	179
Net cash used in reorganization items	(75)	(120)

Net cash provided by (used in) operating activities	(107)	32

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(83)	(123)
Proceeds from sale of property and equipment	7	29
Change in restricted cash and cash equivalents	(4)	(29)
Proceeds from sale of marketable securities	2	3
Other	—	1

Net cash used in investing activities	(78)	(119)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of capital lease obligations	(12)	(10)

Net cash used in financing activities	(12)	(10)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(197)	(97)
CASH AND CASH EQUIVALENTS, beginning of period	423	607

CASH AND CASH EQUIVALENTS, end of period	$226	$510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for income taxes, net	$1	$40

Interest paid and capitalized	$9	$9

Interest paid net of capitalized interest	$9	$9

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

Upon consummation of the Company’s plan of reorganization (see Note 2) on December 9, 2003 (“Effective Date”), GCL transferred substantially all of its assets to a newly formed Bermuda company named “Global Crossing Limited” (“New GCL”). New GCL thereby became the parent company of the Global Crossing consolidated group of companies and has succeeded to GCL’s reporting obligations under the Securities Exchange Act of 1934, as amended. References to the Company at any time after the Effective Date mean New GCL and its subsidiaries.

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

The Company expects its available liquidity to substantially decline in 2004 due in part to exit cost requirements under the plan of reorganization (with payment terms of up to 24 months) that will consume over $100 of cash in 2004 and interest payments on the New Senior Secured Notes. The Company believes the $250 equity infusion the Company received from ST Telemedia upon emergence from bankruptcy under the Purchase Agreement (defined below), and the Company’s unrestricted cash and anticipated operating cash flows, together with a working capital facility or other financing providing for up to $100 in available funds (which has not yet been arranged), will provide adequate funding for the Company to pay its expected operating expenses, fund its expected capital expenditures, meet its debt service obligations and meet its restructuring cost requirements through at least January 1, 2005.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

3. BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of GCL and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented in accordance with Regulation S-X Rule 10-01. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On January 1, 2003, the Company adopted SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses costs associated with a restructuring plan or other exit activities that are not covered by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) or do not involve a newly acquired entity. As such, the Company will recognize any costs associated with restructuring plans committed to after December 31, 2002 as the cost is incurred. Examples of such costs are one-time termination benefits to involuntarily terminated employees, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. The liability for these costs will be recorded at its fair market value (potentially measured using a present value technique) in the period the cost is incurred, except for costs associated with certain one-time termination benefits in which the service period exceeds the minimum retention period specified in SFAS No. 146. Such costs will be recognized ratably over the retention period. Changes in the liability due to the passage of time will be recognized in the period in which the liability changes. During the three months ended June 30, 2003, the Company recognized restructuring related costs or any associated liabilities under SFAS No. 146. Previously, the Company accounted for such costs under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” by recognizing a liability at the plan commitment date.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FASB Interpretation No. 45 elaborates on the disclosures

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except number of sites, square footage, share and per share information)

to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not entered in to arrangements or guarantees that meet the criteria of this interpretation and does not expect the adoption of this interpretation will have a material effect on its results of operations and financial position.

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

In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No.150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No.150 to have a material impact on its financial statements.

5. LIABILITIES SUBJECT TO COMPROMISE

Under the Bankruptcy Code, the collection of certain claims against the GC Debtors in existence prior to the Commencement Date was automatically stayed while the GC Debtors continue business operations as debtors in possession. Those claims are reflected in the accompanying condensed consolidated balance sheets as “liabilities subject to compromise”.

Since the date of the Purchase Agreement, the Bankruptcy Court approved various settlement agreements with certain vendor creditors of the Company, including several significant vendor creditors. During the six months ended June 30, 2003 the Company recognized the effect of settlement agreements with certain vendor creditors. These settlements resolved certain claims against certain GC Debtor entities as well as non-debtor entities which total approximately $50 resulting in a reduction of both “liabilities subject to compromise” for certain GC debtor entities and “liabilities not subject to compromise” for certain non-debtor entities. During the six months ended June 30, 2002, no such settlements occurred. As a result of the vendor settlements, in the three and six months ended June 30, 2003, the Company recognized reorganization gains of $24 and $44 respectively, representing the reduction in liabilities owed to such vendor creditors, offset by the cash settlement payments agreed with such creditors. The Company experienced additional settlements in the remaining period of the cases through December 9, 2003.

The following table summarizes the components of liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002:

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except number of sites, square footage, share and per share information)

	June 30, 2003 (unaudited)	December 31, 2002
Accounts payable	$115	$115
Accrued construction costs	122	132
Accrued cost of access	276	279
Accrued interest and dividends	181	181
Accrued restructuring costs	104	103
Other liabilities	530	550
Debt obligations	6,641	6,641
Deferred gain on the sale of GlobalCenter	95	101
Obligations under capital lease	33	34
Deferred revenue – Exodus Communications	168	—

Total liabilities subject to compromise	$8,265	$8,136

6. PREFERRED STOCK

Outstanding preferred stock as of June 30, 2003 and December 31, 2002 consists of the following:

	June 30, 2003 (unaudited)	December 31, 2002
Mandatorily redeemable preferred stock	$526	$526

Cumulative convertible preferred stock:
6 3/8% Cumulative Convertible Preferred Stock, 2,952,770 and 3,086,874 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively, $100 liquidation preference per share	295	309
7% Cumulative Convertible Preferred Stock, 2,109,892 shares issued and outstanding as of June 30, 2003 and December 31, 2002, $250 liquidation preference per share	527	527
6 3/8% Cumulative Convertible Preferred Stock, Series B, 400,000 shares issued and outstanding as of June 30, 2003 and December 31, 2002, $1,000 liquidation preference per share	400	400
6 3/4% Cumulative Convertible Preferred Stock, 2,834,990 and 2,840,990 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively, $250 liquidation preference per share	681	682

Total cumulative convertible preferred stock	1,903	1,918

Total preferred stock	$2,429	$2,444

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except number of sites, square footage, share and per share information)

7. OPERATING EXPENSES

Operating expenses for the three and six months ended June 30, 2003 and 2002 consist of the following:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2003	2002	2003	2002
OPERATING EXPENSES:
Cost of access and maintenance – telecommunications segment:
Cost of access.	$482	$512	$961	$1,021
Third party maintenance	28	38	57	93

Total cost of access and maintenance – telecommunications segment	510	550	1,018	1,114

Other operating expenses – telecommunications services segment:
Cost of sales	$12	$12	$22	$27
Selling, general and administrative expenses (“SG&A”)	132	177	265	415
Real estate and related taxes	32	22	64	89
Bad debt expense	13	16	26	31

Total other operating expenses – telecommunications services segment	$189	$227	$377	$562

Other operating expenses – installation and maintenance segment:
Cost of sales	$33	$56	$75	$105
Other SG&A expenses	8	11	18	25

Total other operating expenses – installation and maintenance segment	$41	$67	$93	$130

Total other operating expenses – consolidated	$230	$294	$470	$692

Depreciation and amortization – telecommunications services segment	$33	$32	$66	$63
Depreciation and amortization – installation and maintenance segment	2	1	4	2

Total depreciation and amortization	$35	$33	$70	$65

Total operating expenses	$775	$877	$1,558	$1,871

8. REORGANIZATION ITEMS

Reorganization items are expenses or income that were incurred or realized by the GC Debtors as a result of the reorganization and are disclosed separately in the Company’s condensed consolidated statement of operations as required by SOP 90-7. These items include professional fees, restructuring costs and retention plan costs relating to the reorganization. These expenses and costs were offset by gains on vendor settlements as well as interest earned on cash accumulated as a result of the GC Debtors’ not paying their pre-petition liabilities during the pendency of the bankruptcy cases as well as vendor settlements. Reorganization items for the three and six months ended June 30, 2003 and 2002 and a description of such items are as follows:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2003	2002	2003	2002
Professional fees	$(20)	$(40)	$(42)	$(67)
Retention plan costs	(6)	(13)	(12)	(21)
Vendor settlements	24	—	44	—
Restructuring costs	(6)	(34)	(6)	(63)
Deferred finance fees	—	—	—	(102)
Interest income, net	3	6	6	10

Total reorganization items	$(5)	$(81)	$(10)	$(243)

Net cash used in reorganization items was $75 and $120 for the six months ended June 30, 2003 and 2002, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except number of sites, square footage, share and per share information)

9. RESTRUCTURING ACTIVITY

During the quarter ended June 30, 2003, the Company adopted a restructuring plan for the Company’s installation and maintenance segment to eliminate redundant positions and significantly modify the management structure. In addition, the Company adopted a restructuring plan for its telecommunications services segment to further integrate certain global functional units within the organization in order to more appropriately align those functional units with various regional operating needs and to establish a more appropriate level of focus on product growth and profitability. As a result of these ongoing efforts, the Company recorded restructuring charges of approximately $6 during the quarter ended June 30, 2003 for post-termination benefits for effected employees. Approximately $5 of this charge is associated with severance and related benefit cost obligations resulting from management’s identification of redundant workforce throughout the Installation and Maintenance segment of the Company. Approximately $1 of this charge relates to severance and related benefit cost obligations resulting from management’s commitment to further integrate certain global functional units.

The Company also expects to incur less than $1 of costs related to facility closures through July 31, 2004 upon attaining the respective cease-use dates for each of the affected facilities. Other costs associated with certain decommissioning costs and contract termination fees will be recognized as incurred in accordance with SFAS No. 146.

The restructuring plans entered into during the quarter ended June 30, 2003 resulted in the elimination of more than 150 employees, approximately 100 of which pertain to the installation and maintenance segment of the Company, the balance of which pertains to the telecommunications services segment. These plans will also result in the closure of 2 facilities by September 30, 2003.

As of June 30, 2003, 254 sites, consisting of approximately 4.1 million square feet have been vacated and more than 5,300 employees have been terminated as a result of these restructuring plans.

The table below details the activity associated with the restructuring reserve for the six months ended June 30, 2003 (unaudited):

Balance at December 31, 2002	$273
Additions:
Employee separations	6
Facility closings	—
Other	—

6

Deductions:
Employee separations	(2)
Facility closings	(8)
Other	—

(10)

Balance at June 30, 2003	$269

The total restructuring reserve balance above totaling $269 includes $104 of subject to compromise liabilities resulting from the Company’s Chapter 11 proceedings.

10. COMPREHENSIVE LOSS

The components of comprehensive loss for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2003	2002	2003	2002
Net loss	$(10)	$(221)	$(82)	$(653)
Foreign currency translation adjustment	(62)	(50)	(62)	(33)
Unrealized gain (loss) on securities, net of taxes.	—	(2)	—	2

Comprehensive loss	$(72)	$(273)	$(144)	$(684)

Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the footnotes in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123or the intrinsic value method of APB No 25.

Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, net loss and loss per share would have been the following pro forma amounts:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2003	2002	2003	2002
Loss applicable to common shareholders, as reported	$(10)	$(221)	$(82)	$(672)
Stock-based employee compensation expense determined under fair-value-based method	(48)	(100)	(96)	(201)

Pro forma loss applicable to common shareholders	$(58)	$(321)	$(178)	$(873)

Loss per share, basic and diluted:
As reported	$(0.01)	$(0.24)	$(0.09)	$(0.75)

Pro forma	$(0.06)	$(0.35)	$(0.20)	$(0.97)

Upon consummation of the Company’s Plan of Reorganization on December 9, 2003, all outstanding options with respect of the Company’s common stock were cancelled.

12. LOSS PER COMMON SHARE

Basic loss per common share (“EPS”) is computed as net loss available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common stockholders includes preferred stock dividends for the six months ended June 30, 2002. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss from continuing operations for the three and six months ended June 30, 2003 and 2002, respectively, diluted loss per common share is the same as basic loss per common share, as any potentially dilutive securities would reduce the loss per common share from continuing operations.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except number of sites, square footage, share and per share information)

The following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2003	2002	2003	2002
Loss from continuing operations	$(10)	$(146)	$(82)	$(518)
Preferred stock dividends	—	—	—	(19)

Loss from continuing operations applicable to common shareholders	$(10)	$(146)	$(82)	$(537)

Weighted average share outstanding:
Basic and diluted	909,457,012	902,318,163	909,345,266	899,268,472
Loss from continuing operations applicable to common shareholders
Basic and diluted	$(0.01)	$(0.16)	$(0.09)	$(0.60)

In addition, stock options and warrants having an exercise price greater than the average market price of the common shares of 88 million and 95 million, calculated on a weighted average basis, for the three and six months ended June 30, 2003 and 2002, respectively, were excluded from the computation of diluted loss per share.

13. SEGMENT REPORTING

The Company is a global provider of Internet and long distance telecommunication facilities and related services supplying its customers with global “point to point” connectivity and, through its GMS subsidiary, providing cable installation and maintenance services. The Company’s two reportable segments are telecommunications services and installation and maintenance services. Segments are determined based on products and services delivered to groups of customers. The Company’s chief decision maker monitors the revenue streams of the various products and geographic locations and operations are managed and financial performance is evaluated based on the delivery of multiple, integrated services to customers over a single network.

The information below summarizes certain financial data of the Company by segment:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2003	2002	2003	2002
Revenues:
Commercial	$268	$321	$544	$665
Consumer	7	12	15	26
Carrier:
Service revenue	401	381	787	744
Amortization of prior period IRUs	22	20	42	42

Total carrier	$423	$401	$829	$786

Telecommunications services revenue	698	734	1,388	1,477
Installation and maintenance revenue	51	57	101	147
Inter-segment eliminations 1	(5)	(1)	(10)	$(33)

Consolidated revenues	$744	$790	$1,479	$1,591

Selected Financial Information:
Operating income (loss):
Telecommunication services	$(34)	$(61)	$(73)	$(259)
Installation and maintenance services	3	(26)	(6)	(21)

Consolidated operating loss	$(31)	$(87)	$(79)	$(280)

1	Installation and maintenance segment revenue includes revenue for the three and six months ended June 30, 2003 and 2002 related to services performed for the telecommunications services segment. These revenues and the related intercompany profit are eliminated upon consolidation.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except number of sites, square footage, share and per share information)

14. DISCONTINUED OPERATIONS

On November 17, 2002, Asia Global Crossing Ltd. (“AGC”), a former subsidiary of the Company, and one of AGC’s wholly owned subsidiaries, Asia Global Crossing Development Company (“AGCDC”), filed voluntary petitions for relief under the Bankruptcy Code. On the same date, AGC commenced joint provisional liquidation cases in Bermuda. Similarly, on July 19, 2002, Pacific Crossing, Ltd. (“PCL”), a majority owned subsidiary of AGC and operator of Pacific Crossing (“PC-1”), and certain of its subsidiaries filed voluntary petitions for relief under the Bankruptcy Code . On the same date, PCL commenced joint provisional liquidation cases in Bermuda. AGC’s and PCL’s bankruptcy cases are being administered separately and were not consolidated with the GC Debtors’ chapter 11 cases.

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

On April 15, 2003 PCL entered into an asset purchase agreement pursuant to which it agreed to see substantially all of its assets, including PCL, to Pivot Telecom, LLC (“Pivotal”) for $63. In June 2003, the United States Bankruptcy Court for the district of Delaware approved the sale of substantially all of PCL’s assets to Pivotal Telecom LLC pursuant to section 363 and 365 of the Bankruptcy Code. The Company will receive no recovery in its capacity as an indirect equity holder in PCL.

The following is a summary of AGC’s operating results included in discontinued operations for the three and six months ended June 30, 2002:

	Three Months Ended June 30, 2002 (unaudited)	Six Months Ended June 30, 2002 (unaudited)
Income Statement Data:
Revenues	$25	$51
Operating expenses	(72)	(127)

Operating loss	(47)	(76)
Equity in loss of affiliates, net	(3)	(14)
Minority interest in net loss	—	1
Interest expense, net	(30)	(47)
Other income, net	5	1
Provision for income taxes	—	—

Loss in discontinued operations, net	$(75)	$(135)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except number of sites, square footage, share and per share information)

15. DEBTOR FINANCIAL INFORMATION

The condensed combined financial statements of the GC Debtors are presented below. These statements reflect the financial condition and results of operations of the GC Debtors on a combined basis, including certain amounts and transactions between GC Debtors and non-debtor subsidiaries of the Company which are eliminated in the consolidated financial statements. In accordance with SOP 90-7, the GC Debtors did not record third party contractual interest expense of $141 and $140 for the three months ended June 30, 2003 and 2002, respectively and $282 and $238 for the six months ended June 30, 2003 and 2002, respectively.

Condensed Combined Balance Sheet

	June 30, 2003 (unaudited)
	Debtors	Non-Debtors	Eliminations & Adjustments	Consolidated
ASSETS:
Cash and cash equivalents	$108	$118	$—	$226
Restricted cash and cash equivalents	328	3	—	331
Accounts receivable, net	304	148	—	452
Other assets and prepaid costs	116	84	27	227

Total current assets	856	353	27	1,236
Property and equipment, net	595	464	(8)	1,051
Investments in and advances to/from affiliates, net	5,473	—	(5,422)	51
Other assets	51	28	—	79

Total current assets	$6,975	$845	$(5,403)	$2,417

LIABILITIES:
Accounts payable	$71	$107	$—	$178
Accrued cost of access	152	43	—	195
Other current liabilities	536	359	(4)	891

Total current liabilities	759	509	(4)	1,264
Deferred revenue	1,142	393	(262)	1,273
Investments in and advances to/from affiliates, net	—	1,768	(1,768)	—
Other deferred liabilities	26	222	—	248

Total liabilities not subject to compromise	1,927	2,892	(2,034)	2,785
Total liabilities subject to compromise*	8,251	14	—	8,265

Total liabilities	10,178	2,906	(2,034)	11,050

MANDATORILY REDEEMABLE AND CUMULATIVE AND CONVERTIBLE PREFERRED STOCK	2,429	—	—	2,429

SHAREHOLDERS’ DEFICIT:	(5,632)	(2,061)	(3,369)	(11,062)

Total liabilities and shareholders’ deficit	$6,975	$845	$(5,403)	$2,417

*	Total liabilities subject to compromise is the current estimate by the GC Debtors of the total claims that will be restructured in their chapter 11 cases.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions, except number of sites, square footage, share and per share information)

Condensed Combined Statement of Operations

	Six Months Ended June 30, 2003 (unaudited)
	Debtors	Non-Debtors	Eliminations & Adjustments	Consolidated
REVENUES	$1,139	$466	$(126)	$1,479
OPERATING EXPENSES:
Cost of access and maintenance	884	143	(9)	1,018
Other operating expenses	370	216	(116)	470
Depreciation and amortization	40	30	—	70

	1,294	389	(125)	1,558

OPERATING INCOME (LOSS)	(155)	77	(1)	(79)
OTHER INCOME (EXPENSE):
Interest expense, net	(5)	(10)	—	(15)
Other income, net	22	3	—	25

INCOME (LOSS) FROM OPERATIONS BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(138)	70	(1)	(69)
Reorganization items, net	(10)	—	—	(10)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(148)	70	(1)	(79)
Provision for income taxes	—	(3)	—	(3)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(148)	$67	$(1)	$(82)

Condensed Combined Statement of Operations

	Six Months Ended June 30, 2002 (unaudited)
	Debtors	Non-Debtors	Eliminations & Adjustments	Consolidated
REVENUES	$1,244	$527	$(180)	$1,591
OPERATING EXPENSES:
Cost of access and maintenance	982	242	(110)	1,114
Other operating expenses	275	484	(67)	692
Depreciation and amortization	37	28	—	65

	1,294	754	(177)	1,871

OPERATING LOSS	(50)	(227)	(3)	(280)
OTHER INCOME (EXPENSE):
Interest expense, net	(53)	(14)	12	(55)
Other income, net	27	30	—	57

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(76)	(211)	9	(278)
Reorganization items, net	(243)	—	—	(243)

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(319)	(211)	9	(521)
Benefit (provision) for income taxes	10	(7)	—	3

LOSS FROM CONTINUING OPERATIONS	(309)	(218)	9	(518)
Loss from discontinued operations	—	(135)	—	(135)

NET LOSS	(309)	(353)	9	(653)
Preferred stock dividends	(19)	—	—	(19)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(328)	$(353)	$9	$(672)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Initial Public Offering Litigation

On June 12, 2002, certain plaintiffs filed a consolidated complaint captioned In re Global Crossing Ltd. Initial Public Offering Securities Litigation in the United States District Court for the Southern District of New York alleging that certain current and former officers and directors of the Company violated the federal securities laws through agreements with underwriters in connection with the Company’s initial public offering and other offerings of Company shares. The Complaint seeks damages in an unstated amount, pre-judgment and post- judgment interest, and attorneys’ and expert witness fees. This consolidated action involving the Company is further consolidated in the United States District Court for the Southern District of New York with cases against approximately 309 other public issuers and their underwriters under the caption In re Initial Public Offering Securities Litigation. Pursuant to the automatic stay of litigation imposed by the Bankruptcy Code, the Company was not a defendant in this action during the pendency of its chapter 11 reorganization. The Company believes that any liability it may have had in respect of this action was subject to indemnification by the firms that acted as underwriters in the applicable securities offerings. Any monetary liability was in any event, discharged upon consummation of the Company’s Plan of Reorganization.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our condensed consolidated financial statements and related notes appearing in this report on Form 10-Q for the quarter ended June 30, 2003 and our annual report on Form 10-K for the year ended December 31, 2002.

Forward-Looking Statements

Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations and business strategies or include other “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934. These statements set forth anticipated results based on managements plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and similar expressions in discussion of future operating and financial performance or strategies. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. These factors could cause our actual results to differ materially from the forward looking data. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements should, therefore, be considered in light of various important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements including, without limitation the following:

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

Our Chapter 11 Reorganization

On December 9, 2003, GCL and 54 of its subsidiaries were recognized under chapter 11 of the Bankruptcy Code. Upon consummation of the Plan of Reorganization, GCL transferred substantially all of its assets to New GCL. For a discussion of the bankruptcy proceedings and the impact of the Plan of Reorganization, see Note 2 to the accompanying condensed consolidated financial statements.

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

Restructuring

We commenced a restructuring of our costs in August 2001. Since that time through June 30, 2003, 5,300 employees have been terminated and 254 sites consisting of approximately 4.1 million square feet have been vacated as a result of our restructuring plans. These announced restructuring efforts initially centered around the realignment and integration of our then current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance and sales and marketing.

After the initial months of the restructuring we determined that a deeper restructuring of the business was required resulting in additional efforts in the fourth quarter of 2001 and the first quarter of 2002. In January 2002, we filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and subsequently filed the Plan of Reorganization. Throughout 2002, we continued our efforts to reduce costs under an aggressive financial plan, in order to maximize overall cost efficiency. The cumulative impact since August 1, 2001, of these efforts through June 30, 2003 resulted in charges related to employee related costs of $128 million; costs related to facility closures of $321 million; and $62 million of other charges.

As previously discussed, on January 1, 2003 we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”) for any exit or disposal activities initiated after December 31, 2002.

Critical Accounting Policies

Fresh Start Accounting

As discussed earlier in “Accounting Impact of Reorganization,” we will implement “fresh start” accounting in accordance with SOP 90-7 upon our emergence from bankruptcy, which occurred on December 9, 2003. SOP 90-7 also requires that changes in accounting principles that will be required in the financial statements of New GCL and its subsidiaries within twelve months following the adoption of fresh start accounting be adopted at the time fresh start accounting is implemented.

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

Non-Monetary Transactions

We may exchange capacity with other capacity or service providers. These transactions were accounted for in accordance with Accounting Principles Board Opinion No. 29. “Accounting for Non monetary Transactions”, where an exchange for similar capacity is recorded at historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss.

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

Restructuring

See “Comparison of Financial Results” below and Note 9, “Restructuring Activity,” to the accompanying unaudited condensed consolidated financial statements included in this interim report on From 10-Q, for information on restructuring activities for the six months ended June 30, 2003 and 2002. Restructuring charges represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans. Charges were recorded in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and represent our best estimate of undiscounted liabilities at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations. See “New Accounting Pronouncements” in Note 3 to the accompanying unaudited condensed consolidated financial statements included in this interim report on Form 10-Q for a discussion regarding SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which supercedes EITF 94-3 effective January 1, 2003.

The various assumptions in determining restructuring charges include, but are not limited to, future severance costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and may change based upon actual experience.

COMPARISON OF FINANCIAL RESULTS

Results of Operations for the Three Months Ended June 30, 2003 and 2002

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

Total revenues decreased $46 million, or 6%, in the second quarter of 2003 compared with the second quarter of 2002 due to continued uncertainties related to our ability to emerge from bankruptcy, the impact of bankruptcy filings by several of our carrier customers, and the continued overcapacity in the telecommunications sector and related price competition throughout the industry in both voice and data products in the United States and Europe which have contributed to declines in telecommunications services segment revenue. In addition, the installation and maintenance segment revenues have been significantly impacted by the overbuild of subsea cable capacity in recent years, resulting in declining installation and maintenance revenues. Due primarily to the delay in our effective date until December 9, 2003 and the continued price declines in the telecommunications market, revenue throughout 2003 continued to decline, specifically in the commercial sales channel. The Company anticipates the emergence from bankruptcy protection as of December 9, 2003 will have a positive impact on the Company’s ability to generate new revenues with both new customers and through the enhancement of services with existing customers, although no assurances can be made in this regard. Installation revenue continued to decline in 2003 to very low levels by the end of 2003. A modest recovery in installation revenue is expected by GMS in late 2004. Maintenance revenues will decline significantly in early 2004 when GMS’s largest maintenance contract (annual revenues of approximately $50 million) expires.

Actual reported revenues for the three months ended June 30, 2003 and 2002 reflect the following changes by segment:

	Three Months Ended June 30, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Commercial	$268	$321	$(53)
Consumer	7	12	(5)
Carrier:
Service revenue	401	381	20
Amortization of prior period IRUs	22	20	2

Total carrier	423	401	22

Telecommunications services segment revenue	698	734	(36)
Installation and maintenance segment revenue, net of eliminations	46	56	(10)

Total revenues	$744	$790	$(46)

Revenues from the commercial sales channel decreased $53 million, or 17%, in the second quarter of 2003 compared with the second quarter of 2002. The decrease was mainly driven by continued customer attrition that has occurred since our bankruptcy filing in January of 2002 and reductions in product prices due to competition in the telecommunications industry. Commercial voice services revenue decreased $34 million, or 19%, to $143 million in the second quarter of 2003 from $177 million in the second quarter of 2002. The decrease in commercial voice services revenue is a result of reductions in conferencing voice services as well as domestic and international voice services. Conferencing services revenue decreased $11 million, or 33%, to $22 million in the second quarter of 2003 from $33 million in the second quarter of 2002. The decrease in commercial voice services revenue also includes a $23 million or 16% decrease in domestic and international voice services to $121 million in the second quarter of 2003 from $144 million in the second quarter of 2002. Customers purchasing voice and conferencing services were directing their traffic to other carriers as a form of redundancy due to concerns over our financial viability and in some cases as a result of increased pricing competition. Long distance voice services had the greatest customer attrition rate, as this product is one of the least risky and expensive to transfer to another carrier. Revenues from commercial data service decreased $19 million or 13%, to $125 million in the second quarter of 2003 from $144 million in the second quarter of 2002. The decrease in commercial data services revenue is also a result of continued customer attrition since the onset of our bankruptcy filing and continued pricing competition, although the attrition rate was lower for data services since we have deployed equipment at their premises to service their Frame Relay, ATM, IP Access and Managed Services products purchased from us.

Revenue from the consumer business decreased $5 million, or 42%, in the second quarter of 2003 compared with the second quarter of 2002. The consumer business is not core to our strategy and therefore we are not actively attempting to grow revenues for this business. The decrease in revenues is as a result of continued customer attrition and reduction in pricing levels for consumer services in the telecommunications industry.

Revenues from our carrier sales channel increased $22 million, or 5%, in the second quarter of 2003 compared with the second quarter of 2002, although the mix of revenue continued to migrate towards more revenue generated from voice products rather than data products. Our bankruptcy has had less of an impact on carrier revenue as carriers often use several suppliers to meet their traffic demands and many of our competitors also filed for bankruptcy protection in 2002, which allowed us to attract additional carrier customers and increase our sales to certain existing carrier customers. Carrier service revenue increased $20 million, or 5%, in the second quarter of 2003 compared with the second quarter of 2002. Carrier service revenue includes voice and data services excluding the amortization of revenue from the sale of data capacity Indefeasible Rights of Use (“IRUs”). The increase in carrier service revenue is a result of increased carrier voice services revenue, which has been partially offset by decreases in carrier data services revenue. Carrier voice service revenue increased $32 million, or 10%, to $349 million in the second quarter of 2003 from $317 million in the second quarter of 2002. This increase is a combination of increases in both international and United States long distance voice services revenue. The increase in carrier voice services revenue is a result of sales volumes to existing customers and new voice customers, offset by product pricing declines of approximately 20% on an annual basis. Carrier data service revenue decreased $12 million, or 19%, to $52 million in the second quarter of 2003 from $64 million in the second quarter of 2002. The decrease is a result of attrition of carrier data services customers, contract repricing and product pricing declines of approximately 30% on an annual basis. Several carrier customers that filed for bankruptcy protection cancelled data contracts. Revenue from the amortization of IRUs increased $2 million, or 10%, to $22 million in the second quarter of 2003 from $20 million in the second quarter of 2002. The increase has been as a result of new IRU activations during the second quarter of 2003.

Revenues from our installation and maintenance segment decreased $10 million, or 18%, in the second quarter of 2003 compared with the second quarter of 2002. The decrease results from the decline in subsea installation projects as a result of over supply of subsea capacity in the telecommunications market and a reduction in maintenance revenues due to the abandonment of certain subsea cables by consortiums and continued pricing pressures in the subsea maintenance business. Installation revenue decreased $5 million, or 25%, to $15 million in the second quarter of 2003 from $20 million in the second quarter of 2002. Maintenance revenue decreased $5 million, or 14%, to $31 million in the second quarter of 2003 from $36 million in the second quarter of 2002.

Operating Expenses. Components of operating expenses for the three months ended June 30, 2003 and 2002 were as follows:

	Three Months Ended June 30, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Cost of access and maintenance	$510	$550	$(40)
Other operating expenses	230	294	(64)
Depreciation and amortization	35	33	2

Total operating expenses	$775	$877	$(102)

Total operating expenses decreased $102 million, or 12%, for the second quarter of 2003 compared with the second quarter of 2003.

Cost of access and maintenance. Cost of access and maintenance (“COA&M”) decreased $40 million, or 7%, in the second quarter of 2003, compared with the second quarter of 2002. COA&M primarily includes the following: (i) usage based voice charges paid to local exchange carriers (“LEC”) and interexchange carriers (“IXC”) to originate and/or terminate switched voice traffic; (ii) charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (iii) internet exit charges incurred in transporting IP traffic and other enhanced services usage based charges; and (iv) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber optic network and its cable landing stations.

Cost of access decreased $30 million, or 6%, to $482 million in the second quarter of 2003 from $512 million in the second quarter of 2002. In addition to the decline in revenues, the decrease is as a result of decreases in leased facilities charges of $31 million, or 17%, to $148 million in the second quarter of 2003 compared with $179 million in the second quarter of 2002. The decrease in leased facilities charges has been as a result of our rejection of certain leased facilities contracts in accordance with our rights under bankruptcy, the re-negotiation of pre-petition leased facilities contracts with vendors resulting in lower pricing terms, the continued optimization of our circuits with individual vendors and reductions in charges as a result of lower commercial and carrier data services. The decrease in leased facilities charges was partially offset by increased usage based access charges of $1 million, to $334 million in the second quarter of 2003 compared with $333 million in the second quarter of 2002. The increase in usage based access charges is as a result of increases in carrier voice services revenues offset by decreases in commercial voice services revenue. The higher margin products in the commercial sales channel, including conferencing and sales of data services in the carrier channel, declined as a percentage of total revenue in the second quarter of 2003 compared with the second quarter of 2002. The pressures on margins continued throughout 2003 and we expect them to continue into 2004 as pricing pressures and customer attrition continues along with a continued higher percentage of total revenues consisting of lower margin carrier voice services.

Third party maintenance expenses decreased $10 million, or 26%, to $28 million in the second quarter of 2003 from $38 million in the second quarter of 2002. The decrease is primarily a result of our ability to eliminate certain terrestrial, cable station and equipment maintenance contracts, transition certain third party managed costs into employee managed maintenance at lower costs (which is included within “other operating expenses” below) and the renegotiation of terms and conditions including pricing reductions, of existing contracts for maintenance during the bankruptcy.

Other operating expenses. Other operating expenses decreased $64 million, or 22%, in the second quarter of 2003 compared with the second quarter of 2002. Other operating expenses primarily consist of (i) real estate and non-income tax related costs; (ii) selling and general and administrative expenses (“SG&A”), including all employee related expenses and professional fees; (iii) bad debt expense; and (iv) cost of goods sold for the cable installation and maintenance segment and for the managed services products sold within the telecommunications services segment.

SG&A decreased $38 million, or 21%, to $140 million in the second quarter of 2003 compared with $178 million in the second quarter of 2002. SG&A expenses decreased primarily as a result of our cost reduction and restructuring efforts beginning in August 2001 that have continued throughout 2002 and 2003. The restructuring efforts have resulted in significant declines in employee related costs including salaries, employee benefits, temporary labor, commissions, communications and travel. As previously mentioned approximately 5,300 employees have been terminated from employment since the restructuring plans commenced in August 2001 through June 30, 2003

Cost of sales decreased $23 million, or 34%, to $45 million in the second quarter of 2003 from $68 million in the second quarter of 2002. The decrease is a result of a reduced installation projects and cost reduction efforts by the installation and maintenance segment.

Real estate and other tax related costs remained constant at $32 million in the second quarters of 2003 and 2002. We executed the majority of our real estate restructuring during the first quarter of 2002 so we do not expect significant additional reductions related to real estate costs in the future. As of June 30, 2003, 254 sites, consisting of approximately 4.1 million square feet, were vacated under the real estate restructuring plan. Non-income taxes, specifically taxes on owned real estate and personal property, declined significantly as a result of the substantial impairment of our long-lived asset values.

Bad debt expense decreased $3 million, or 19%, to $13 million in the second quarter of 2003 from $16 million in the second quarter of 2002. The decrease is a result of improvements in the aging of our account receivables, due to focused collection efforts, enhanced evaluations of customers’ creditworthiness and limits, and recovery of significantly aged amounts through settlements.

We expect to see minor declines in other operating expenses in subsequent quarters in 2003 as a result of additional restructuring activities which have resulted in more headcount reductions, facility closings and lower travel and other administrative costs. Subsequent to June 30, 2003, we adopted additional restructuring initiatives that resulted in the elimination of an additional 300 employees. We recorded additional charges of $13 million related to these plans in the first nine months of 2003.

Depreciation and amortization. Depreciation and amortization consists of depreciation expense of our property and equipment and the amortization of customer installation costs. Depreciation and amortization increased to $2 million, or 6%, in the second quarter of 2003 from the second quarter of 2002. The increase in depreciation and amortization is a result of additional depreciation from purchases of property and equipment since June 30, 2002.

Other significant components of our condensed consolidated statement of operations for the three months ended June 30 2003 and 2002 include the following:

	Three Months Ended, June 30, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Interest expense, net	$(8)	$(7)	$ 1
Other income, net	$36	$32	$ 4
Reorganizations items, net	$(5)	$(81)	$ (76)
Provision for income taxes	$(2)	$(3)	$ (1)
Loss from discontinued operations	$—	$(75)	$ (75)

Interest expense, net. Interest expense, net increased $1 million, or 14%, in the second quarter of 2003 compared with the second quarter 2002. The increase in interest expense is directly attributable to our bankruptcy filing on January 28, 2002. We ceased accruing for all interest on our outstanding debt following the date of the commencement of our bankruptcy proceedings in accordance with the provisions of bankruptcy reporting contained within SOP 90-7. The balance of the 2002 amount and all of 2003 represents interest expense relating to capitalized lease obligations. Interest expense will remain substantially lower than previous levels as we have cancelled indebtedness of more than $6.6 billion in connection with the Plan of Reorganization.

Other income, net. Other income, net increased $4 million, or 13%, in the second quarter of 2003 compared with the second quarter of 2002. The increase is primarily due to the extinguishment of obligations under long-term prepaid lease agreements for services on our network either through customer settlement agreements or through bankruptcy proceedings of the customers that purchased services from us. As a result we have no further requirement to provide services and therefore, the remaining deferred revenue relating to these agreements of $9 million was recognized into “other income” during the second quarter of 2003 as compared with the second quarter of 2002 when no extinguishments occurred. In addition, during the second quarter of 2002 we recorded a gain on the sale of marketable securities of $4 million as compared to $0 for the second quarter of 2003. Other movements in other income (expense), net were not significant.

Reorganization items, net. Reorganization items, net decreased $76 million, or 94%, in the second quarter of 2003 compared with the second quarter of 2002. Reorganization items represent expenses and income that are incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the condensed consolidated statements of operations in accordance with the provisions of SOP 90-7. Reorganization items are comprised of (i) costs related to the employee retention programs, (ii) non-cash charges relating to the write off of deferred finance costs, (iii) retained professional fee costs associated with the reorganization, (iv) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy, (v) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the bankruptcy court, and (vi) costs incurred in connection with our continued restructuring efforts. The reorganization items, net decrease was primarily due to a reduction in the level of expenses for professional fees, retention plan costs and restructuring costs as well as recognition of vendor settlement gains in the second quarter of 2003 as compared to the second quarter of 2002. The majority of our restructuring actions and related provisions following the bankruptcy filing transpired in 2002 so we expect to see lower restructuring costs in 2003. In addition, the number of professional advisers related to the reorganization has also decreased in 2003 and therefore we expect costs to be lower than 2002. Other movements in reorganization items did not vary significantly between periods.

Provision for income taxes. Benefit (provision) for income taxes decreased $1 million, or 33%, for the second quarter of 2003 compared with the second quarter of 2002. This decrease was a result of a reduction in income tax in various jurisdictions in 2003.

Loss from discontinued operations. We had no loss from discontinued operations in the second quarter of 2003 compared with $75 million in the second quarter 2002. There was no income or loss from discontinued operations for the three months ended June 30, 2003 as we had no discontinued operations during that period. Asia Global Crossing Ltd. (“AGC”) and its consolidated subsidiaries, including Pacific Crossing Ltd. (“PCL”) was our only discontinued operation in the second quarter of 2002. AGC and PCL are presented as a discontinued operations as a result of their filing chapter 11 petitions under the bankruptcy code on. As a result of the petitions of AGC and PCL, our ability to exert control and influence over AGC’s and PCL’s management decisions through our equity interest was substantially eliminated; further the nature of the reorganization plans of AGC and PCL were such that we would no longer have access to or a continuing involvement in the businesses of AGC and PCL. Due to our loss of control and lack of continuing involvement in AGC’s and PCL’s operations, we effectively disposed of our rights and obligations by abandoning our equity ownership effective on the date of AGC’s and PCLs chapter 11 petitions. AGC and PCL have been accounted for as discontinued operations in accordance with SFAS No. 144. The $75 million loss from AGC’s operations in the second quarter of 2002 was primarily due to operating expenses of $72 million and interest expenses, net of $30 million offset by revenues of $25 million.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

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

Total revenues decreased $112 million, or 7%, for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 due to continued uncertainties related to our ability to emerge from bankruptcy, the impact of bankruptcy filings by several of our carrier customers, and the continued overcapacity in the telecommunications sector and related price competition throughout the industry in both voice and data products in the United States and Europe which have contributed to declines in telecommunications services segment revenue. In addition, the installation and maintenance segment revenues have been significantly impacted by the overbuild of subsea cable capacity in recent years, resulting in declining installation and maintenance revenues. Due primarily to the delay in our effective date until December 9, 2003 and the continued price declines in the telecommunications market, revenue throughout 2003 continued to decline, specifically in the commercial sales channel. The Company anticipates the emergence from bankruptcy protection as of December 9, 2003 will have a positive impact on the Company’s ability to generate new revenues with both new customers and through the enhancement of services with existing customers. Installation revenue continued to decline in 2003 to very low levels by the end of 2003. A modest recovery in installation revenue is expected by GMS in late 2004. Maintenance revenues will decline significantly in early 2004 when GMS’s largest maintenance contract (annual revenues of approximately $50 million) expires.

Actual reported revenues for the six months ended June 30, 2003 and 2002 reflect the following changes by segment:

	Six Months Ended June 30, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Commercial	$544	$665	$(121)
Consumer	15	26	(11)
Carrier:
Service revenue	787	744	43
Amortization of prior period IRUs	42	42	—

Total carrier	829	786	43

Telecommunications services segment revenue	1,388	1,477	(89)
Installation and maintenance segment revenue, net of eliminations	91	114	(23)

Total revenues	$1,479	$1,591	$(112)

Revenues from the commercial sales channel decreased $121 million, or 18%, for the six months ended June 30, 2003 compared with the six months ended June 30, 2002. The decrease was mainly driven by continued customer attrition that has occurred since our bankruptcy filing in January of 2002 and reductions in product prices due to competition in the telecommunications industry. Commercial voice services revenue decreased $78 million, or 21%, to $291 million for the six months ended June 30, 2003 from $369 million in the six months ended June 30, 2002. The decrease in commercial voice services revenue is a result of reductions in conferencing voice services as well as domestic and international voice services. Conferencing services revenue decreased $25 million, or 36%, to $44 million for the six months ended June 30, 2003 compared with $69 million for the six months ended June 30, 2002. The decrease in commercial voice services revenue also includes a $53 million, or 18%, decrease in domestic and international voice services to $247 million for the six months ended June 30, 2003 compared with $300 million for the six months ended June 30, 2002. Customers purchasing voice and conferencing services were directing their traffic to other carriers as a form of redundancy due to concerns over our financial viability and in some cases as a result of increased pricing competition. Long distance voice services had the greatest customer attrition rate, as this product is one of the least risky and expensive to transfer to another carrier. Revenues from commercial data service decreased $43 million or 15%, to $253 million for the six months ended June 30, 2003 compared with $296 million for the six month ended June 30, 2002. The decrease in commercial data services revenue is also a result of continued customer attrition since the onset of our bankruptcy filing and continued pricing competition, although the attrition rate was lower for data services since we have deployed equipment at their premises to service their Frame Relay, ATM, IP, Access and Managed Services products purchased from us.

Revenue from the consumer business decreased $11 million, or 42%, for the six months ended June 30, 2003 compared with the six months ended June 30, 2002. The consumer business is not core to our strategy and therefore we are not actively attempting to grow revenues for this business. The decrease in revenues is as a result of continued customer attrition and reduction in pricing levels for consumer services in the telecommunications industry.

Revenues from our carrier sales channel increased $43 million, or 6%, for the six months ended June 30, 2003 compared with the six months ended June 30, 2002, although the mix of revenue continued to migrate towards more revenue generated from voice products rather than data products. Our bankruptcy has had less of an impact on carrier revenue as carriers often use several suppliers to meet their traffic demands and many of our competitors also filed for bankruptcy protection in 2002, which allowed us to attract additional carrier customers and increase our sales to certain existing carrier customers. Carrier service revenue increased $43 million, or 6%, for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002. Carrier service revenue includes voice and data services excluding the amortization of revenue from the sale of data capacity Indefeasible Rights of Use (“IRUs”). The increase in carrier service revenue is a result of increased carrier voice services revenue, which has been partially offset by decreases in carrier data services revenue. Carrier voice service revenue increased $75 million, or 12%, to $684 million for the six months ended June 30, 2003 compared with $609 million for the six months ended June 30, 2002. This increase is a combination of increases in both international and United States long distance voice services revenue. The increase in carrier voice services revenue is a result of increased sales volumes to existing customers and new voice customers, offset by product pricing declines of approximately 20% on an annual basis. Carrier data service revenue decreased $32 million, or 24%, to $103 million for the six months ended June 30, 2003 compared with $135 million for the six months ended June 30, 2002. The decrease is a result of attrition of carrier data services customers, contract repricing and product pricing declines of approximately 30% on an annual basis. Several carrier customers that filed for bankruptcy protection cancelled data contracts. Revenue from the amortization of IRUs was $42 million for both the six months ended June 30, 2003 and 2002. Revenues from the amortization of IRUs remained constant as increases in revenue from the amortization of IRUs from new IRU activations was offset by decreases in revenues from the terminations of old IRU agreements.

Revenues from our installation and maintenance segment decreased $23 million, or 20%, for the six months ended June 30, 2003 compared with the six months ended June 30, 2002. The decrease results from the decline in subsea installation projects as a result of over supply of subsea capacity in the telecommunications market and a reduction in maintenance revenues due to the abandonment of certain subsea cables by consortiums and continued pricing pressures in the subsea maintenance business. Installation revenue decreased $13 million, or 31%, to $29 million for the six months ended June 30, 2003 from $42 million for the six months ended June 30, 2002. Maintenance revenue decreased $10 million, or 14%, to $62 million for the six months ended June 30, 2003 compared with $72 million for the six months ended June 30, 2002.

Operating Expenses. Components of operating expenses for the six months ended June 30, 2003 and 2002 were as follows:

	Six Months Ended June 30, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Cost of access and maintenance	$1,018	$1,114	$(96)
Other operating expenses	470	692	(222)
Depreciation and amortization	70	65	5

Total operating expenses	$1,558	$1,871	$(313)

Total operating expenses decreased $313 million, or 17%, for the six months ended June 30, 2003 compared with the six months ended June 30, 2002.

Cost of access and maintenance. Cost of access and maintenance (“COA&M”) decreased $96 million, or 9%, for the six months ended June 30, 2003, compared with the six months ended June 30, 2002. COA&M primarily includes the following: (i) usage based voice charges paid to local exchange carriers (“LEC”) and interexchange carriers (“IXC”) to originate and/or terminate switched voice traffic; (ii) charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (iii) internet exit charges incurred in transporting IP traffic and other enhanced services usage based charges; and (iv) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber optic network and its cable landing stations.

Cost of access decreased $60 million, or 6%, to $961 million for the six months ended June 30, 2003 compared with $1.021 billion for the six months ended June 30, 2002. In addition to the decline in revenue, the decrease is a result of decreases in leased facilities charges of $74 million, or 20% to $301 million for the six months ended June 30, 2003 from $375 million for the six months ended June 30, 2002. The decrease in leased facilities charges is a result of our rejection of certain leased facilities contracts in accordance with our rights under bankruptcy, the renegotiation of pre-petition leased facilities contracts with vendors resulting in lower pricing terms, the continued optimization of our circuits with individual vendors and reductions in charges as a result of lower commercial and carrier data services revenues. The decrease in leased facilities charges was partially offset by increases in usage based access charges of $14 million, or 2%, to $660 million for the six months ended June 30, 2003 from $646 million for the six months ended June 30, 2002. The increase in usage based access charges is as a result of increases in carrier voice services revenues offset by decreases in commercial voice services revenue. The higher margin products in the commercial sales channel, including conferencing and sales of data services in the carrier channel, declined as a percentage of total revenue in the second quarter of 2003 compared with the second quarter of 2002. The pressures on margins continued throughout 2003 and we expect them to continue into 2004 as pricing pressures and customer attrition continues along with a continued higher percentage of total revenues consisting of lower margin carrier voice services.

Third party maintenance expenses decreased $36 million, or 39%, to $57 million for the six months ended June 30, 2003 compared with $93 million for the six months ended June 30, 2002. The decrease is primarily a result of our ability to eliminate certain terrestrial, cable station and equipment maintenance contracts, transition certain third party managed costs into employee managed maintenance at lower costs (which is included within “other operating expenses” below) and the re-negotiation of terms and conditions including pricing reductions, of existing contracts for maintenance during the bankruptcy.

Other operating expenses. Other operating expenses decreased $222 million, or 32%, for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002. Other operating expenses primarily consist of (i) real estate and non-income tax related costs; (ii) selling and general and administrative expenses (“SG&A”), including all employee related expenses and professional fees; (iii) bad debt expense; and (iv) cost of goods sold for the cable installation and maintenance segment and for the managed services products sold within the telecommunications services segment.

SG&A decreased $147 million, or 34%, to $283 million for the six months ended June 30, 2003 compared with $430 million for the six months ended June 30, 2002. SG&A expenses decreased primarily as a result of our cost reduction and restructuring efforts beginning in August 2001 that have continued throughout 2002 and 2003. The restructuring efforts have resulted in significant declines in employee related costs including salaries, employee benefits, temporary labor, commissions, communications and travel. As outlined above approximately 5,300 employees have been terminated from employment since the restructuring plans commenced in August 2001 to June 30, 2003. This included a significant reduction of employees in early March 2002 under a voluntary severance program, which provided for terms similar to our involuntary program except that the payouts were made in lump sums on the voluntary termination date in March 2002. Therefore, the first six months of 2002 included significantly higher employee costs.

Cost of sales decreased $35 million, or 27%, to $97 million for the six months ended June 30, 2003 compared with $132 million for the six months ended June 30, 2002. The decrease is a result of a reduced installation projects and cost reduction efforts by the installation and maintenance segment as well as a reductions in vendor prices, due to active negotiations by the Company, for the managed services product in the telecommunication services segment.

Real estate and other tax related costs declined $35 million, or 35%, to $64 million for the six months ended June 30, 2003 compared with $99 million for the six months ended June 30, 2002. The decrease reflects the impact of our planned exit of certain leased facilities as defined within the restructuring efforts. As of June 30, 2003, 254 sites, consisting of approximately 4.1 million square feet, have been vacated under the real estate restructuring plan. The six months ending June 30, 2002 results include real estate expenses for dozens of facilities under operating leases that were rejected within our rights under bankruptcy upon our filing for bankruptcy protection on January 28, 2002. Non-income taxes, specifically taxes on owned real estate and personal property, declined significantly as a result of the substantial impairment of our long-lived asset values recorded during 2001.

Bad debt expense decreased $5 million, or 16%, to $26 million for the six months ended June 30, 2003 compared with $31 million for the six months ended June 30, 2002. The decrease is a result of improvements in the aging of our account receivables, due to focused collection efforts, enhanced evaluations of customers’ creditworthiness and limits, and recovery of significantly aged amounts through settlements.

We expect to see minor declines in other operating expenses in subsequent quarters in 2003 as a result of additional restructuring activities which have resulted in more headcount reductions, facility closings and lower travel and other administrative costs. Subsequent to June 30, 2003, we adopted additional restructuring initiatives that resulted in the elimination of 300 more employees. We recorded additional charges of $13 million related to these plans in the first nine months of 2003.

Depreciation and amortization. Depreciation and amortization consists of depreciation expense of our property and equipment and the amortization of customer installation costs. Depreciation and amortization increased $5 million, or 9%, to $70 million for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002. The increase in depreciation and amortization is a result of additional depreciation from purchases of property and equipment since June 30, 2002.

Other significant components of our condensed consolidated statement of operations for the six months ended June 30 2003 and 2002 include the following:

	Six Months Ended, June 30, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Interest expense, net	$(15)	$(55)	$40
Other income, net	$25	$57	$(32)
Reorganization items, net	$(10)	$(243)	$(233)
Benefit (provision) for income taxes	$(3)	$3	$(6)
Loss from discontinued operations	$—	$(135)	$(135)
Preferred stock dividends	$—	$(19)	$(19)

Interest expense, net. Interest expense, net decreased $42 million, or 74%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease in interest expense is directly attributable to our bankruptcy filing on January 28, 2002. We ceased accruing for all interest on our outstanding debt following the date of the commencement of our bankruptcy proceedings in accordance with the provisions of bankruptcy reporting contained within SOP 90-7. In January 2002, we recorded $43 million of interest on existing indebtedness that was subsequently stayed as a result of our bankruptcy filing on January 28, 2002 and the balance of the 2002 amount and all of 2003 represents interest expense related to capitalized lease obligations. Interest expense will remain substantially lower than previous levels as we cancelled indebtedness of more than $6.6 billion in connection with the Plan of Reorganization.

Other income, net. Other income, net decreased $32 million, or 56%, for the six months ended June 30, 2003 compared with the six months ended June 30, 2002. This decrease is primarily due to recording a gain on the sale of property and equipment of $27 million for the six months ended June 30, 2002 as compared to no gains being recorded for the six months ended June 30, 2003 resulting from assets sold immediately after the bankruptcy filings. In addition there were large movements in other income, net related to foreign currency translation gains as well as other income, net related to the extinguishment of obligations under prepaid lease agreements. Foreign currency transaction gains decreased $8 million to $12 million for the six months ended June 30, 2003 as compared with $20 million for the six months ended June 30, 2002. Other income realized related to the extinguishment of obligations under prepaid lease obligations was $9 million for the six months ended June 30, 2003 as compared with $0 for the six months ended June 30, 2002. Other movements in other income, net were not significant.

Reorganization Items. Reorganization items represent expenses and income that are incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the condensed consolidated statements of operations in accordance with the provisions of SOP 90-7. Reorganization items are comprised of (i) costs related to the employee retention programs, (ii) non-cash charges relating to the write off of deferred finance costs, (iii) retained professional fee costs associated with the reorganization, (iv) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy, (v) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the bankruptcy court, and (vi) costs incurred in connection with our continued restructuring efforts. The reorganizations items, net decrease is a result of writing off $102 million of non-cash deferred financing fees on January 28, 2002 as a result of the bankruptcy filing, the reduction in the amount of restructuring costs from $63 million to $6 million for the six months ended June 30, 2003 and 2002, respectively, recognition of $44 million of vendor settlement gains for the six months ended June 30, 2003 and a reduction in the level of expenses for professional fees from $67 million to $42 million for the six months ended June 30, 2003 and 2002, respectively. Other movements in reorganization items did not vary significantly.

Benefit (provision) for income taxes. Benefit (provision) for income taxes decreased $6 million for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002. The tax benefit in 2002 relates to income tax refunds received as a result of loss carry backs from 2001 to prior tax years.

Loss from discontinued operations. We had no loss from discontinued operations for the six months ended June 30, 2003 as compared with $135 million for the six months ended June 30, 2002. There was no income or loss from discontinued operations for the six months ended June 30, 2003 as we have no discontinued operations during this period. Asia Global Crossing Ltd. (“AGC”) and its consolidated subsidiaries, including Pacific Crossing Ltd. (“PCL”) was our only discontinued operation in the six months ended June 30, 2002. AGC and PCL are presented as a discontinued operations as a result of their filing chapter 11 petitions under the bankruptcy code. As a result of the petitions of AGC and PCL, our ability to exert control and influence over AGC’s and PCL’s management decisions through our equity interest was substantially eliminated; further the nature of the reorganization plans of AGC and PCL were such that we would no longer have access to or a continuing involvement in the businesses of AGC and PCL. Due to our loss of control and lack of continuing involvement in AGC’s and PCL’s operations, we effectively disposed of our rights and obligations by abandoning our equity ownership effective on the date of AGC’s and PCLs chapter 11 petitions. AGC and PCL have been accounted for as discontinued operations in accordance with SFAS No. 144. The $135 million loss from AGC’S operations for the six months ended June 30, 2003 was primarily due to operating expenses of $127 million, interest expense, net of $47 million, and equity loss in affiliates, net of $14 million, offset by revenues of $51 million.

Preferred stock dividends. We had no preferred stock dividends for the six months ended June 30, 2003 as compared with $19 million for the six months June 30, 2002. As a result of our filing for bankruptcy on January 28, 2002, we ceased accruing all preferred stock dividends in accordance with SOP 90-7.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At June 30, 2003, our available liquidity consisted of $226 million of unrestricted cash and cash equivalents. In addition, the Company also held $336 million ($5 million of which is included in long-term other assets) in restricted cash. Restricted cash is primarily comprised of (i) $305 million, representing the $301 million in net proceeds from the sale of IPC in December 2001 plus interest, the entire amount of which was distributed to the senior secured lenders upon emergence from bankruptcy in accordance with the Plan of Reorganization, (ii) $13 million restricted cash held in a GCL account in Bermuda under the control of the Joint Provisional Liquidators (“JPLs”), which remainder was distributed to the creditors upon emergence from bankruptcy in accordance with the Plan of Reorganization and (iii) $14 million, primarily attributable to collateral relating to certain guarantees, performance bonds and deposits.

Our working capital decreased $166 million to a working capital deficit of $28 million at June 30, 2003 compared to December 31, 2002. This decline is principally due to a decrease to our unrestricted cash balances, primarily due to ongoing operating losses, severance payments, settlement payments to vendors, retention plan and annual incentive plan payments cash paid for capital expenditures including those from settlements and significant costs incurred in connection with the bankruptcy proceedings.

Since the fourth quarter of 2001 we have reduced the amount of cash required to fund our operations. Nonetheless, our unrestricted cash balances have continued to decline due primarily to the reasons described above. As of December 9, 2003, we had $367 million in unrestricted cash. Management is currently evaluating our financial forecast in light of anticipated sources of capital.

We currently expect that we will need to obtain up to $100 million in financing to fund our anticipated liquidity requirements through the end of 2004. We are currently seeking to arrange a working capital facility or other financing to provide us with this necessary liquidity. The indenture for the New Senior Secured Notes permits us to incur up to $150 million in additional debt under one or more working capital facilities secured by first priority liens on our assets. If we cannot arrange a working capital facility or raise other financing, ST Telemedia has indicated its intention to provide us with up to $100 million of financial support in additional funds in 2004 to fund our operating needs on such terms and conditions as we and ST Telemedia may agree. ST Telemedia’s intention is based on our commitment to adhere to an operating plan requiring no more than $100 million in additional funds in 2004. If provided, this financial support may be in the form of (i) a guarantee or other support by ST Telemedia in respect of borrowings by us under a working capital facility or other financing or other financing (ii) a subordinated loan from ST Telemedia. The indenture for the New Senior Secured Notes does not permit ST Telemedia to lend to us directly on a secured or senior basis.

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

A number of our subsidiaries that were not debtors in our bankruptcy proceedings have significant capital lease obligations that were not discharged in our bankruptcy proceedings. As of June 30, 2003, the aggregate amount of capital lease obligations of these subsidiaries was $228 million. These subsidiaries were generally not included in our U.S. chapter 11 bankruptcy proceedings since such inclusion may have triggered the commencement of liquidation proceedings against such entities in jurisdictions that do not recognize an equivalent of a chapter 11 reorganization. Some of these subsidiaries could be forced into local insolvency proceedings if their operating results and financial condition do not improve.

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

GMS has experienced significant declines in revenues since 2001and is expected to experience negative cash flows during 2004. If GMS is unable to increase its revenues through new business and improve its cash flow performance or is unable to raise additional funding, it may default on its capital lease and other obligations. Additional funding may not be available to GMS on acceptable terms or at all, particularly since GMS does not own significant unencumbered assets that it could use as collateral.

A significant portion of GMS’s current cash outflows represents payments under ship charters and capital lease obligations. GMS expects to be in default under it’s financial ratio covenant contained in two of these agreements by the end of 2003. GMS is in discussions with the counter parties to these agreements to address the expected breach of such financial covenant, and is discussing with its principal ship charter creditors a possible restructuring of the payment schedules under its agreements with such creditors. If GMS is unsuccessful in these efforts, these parties could terminate such agreements and accelerate GMS’s required payments there under. Such an action would trigger cross-default provisions in GMS’s other ship charters and capital lease obligations, as well as the cross-default provisions under the indenture for the New Senior Secured Notes and other financing agreements of ours.

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

Cash Management Impacts

Our unrestricted cash balances decreased $197 million to $226 million at June 30, 2003 from $423 million at December 31, 2002. This decrease primarily resulted from funding operating losses, cash capital expenditures and bankruptcy-related costs (including professional fees for the Company, JPLs and creditors, retention plan costs and severance and real estate exit costs under the restructuring efforts). We remain focused on managing our cash with an objective of reducing the rate at which cash is used. These efforts have been successful in conserving our cash resources and liquidity. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a description of specific actions we have taken to conserve cash resources and liquidity. We continue to actively focus our activities to conserve cash resources and liquidity.

Cash used by operating activities was $107 million, which includes cash paid for reorganization items of $75 million, for the six months ended June 30, 2003 as compared to cash provided by operating activities of $32 million, which includes cash paid for reorganization items of $120 million for the six months ended June 30, 2002. The $139 million decline in operating cash performance for the six months ended June 30, 2003 is primarily attributable to funding operating losses, cash capital expenditures and bankruptcy related costs, including professional fees for the Company, JPLs and creditors, retention plan costs and severance and real estate exit costs under the restructuring efforts.

Cash used in investing activities was $78 million and $119 million for the six months ended June 30, 2003 and 2002, respectively. The $41 million decrease in cash used is primarily attributable to reduced capital expenditures and increases in restricted cash and cash equivalents for the six months ended June 30, 2003. Net capital expenditures including proceeds from the sale of property and equipment was $76 million and $94 million for the six months ended June 30, 2003 and 2002, respectively. The increase in our restricted cash and cash equivalent accounts was $4 million and $29 million for the six months ended June 30, 2003 and 2002, respectively. The greater increase in restricted cash and cash equivalent accounts for the six months ended June 30, 2002 is a result of funding restricted bank accounts shortly after the time of our bankruptcy filing to be used for contingencies related to the bankruptcy.

Cash used in financing activities was $12 million and $10 million for the six months ended June 30, 2003 and 2002, respectively. The financing activities were limited to principal payments under capital lease obligations.

New Global Crossing Capital Structure

New Global Crossing Common and Preferred Stock

New GCL is authorized to issue 55,000,000 shares of common stock and 45,000,000 shares of preferred stock. Pursuant to our Plan of Reorganization, on December 9, 2003, New GCL issued 15,400,000 shares of common stock to our pre-petition creditors and issued 6,600,000 shares of common stock and 18,000,000 shares of preferred stock to ST Telemedia. 18,000,000 shares of New GCL common stock were reserved for the conversion of shares of New GCL preferred stock to be held by ST Telemedia, while an additional 3,478,261 shares of New GCL common stock were reserved for issuance under New GCL’s 2003 Stock Incentive Plan.

New Senior Secured Notes

Global Crossing North American Holdings, Inc. (“GC North American Holdings”), one of our domestic subsidiaries, issued $200 million aggregate principal amount of the New Senior Secured Notes on December 9, 2003. On December 4, 2003, the Bankruptcy Court approved an amendment to the Plan of Reorganization pursuant to which the New Senior Secured Notes were issued to ST Telemedia rather than to our banks and unsecured creditors, with the gross proceeds of such issuance being distributed to such banks and unsecured creditors in lieu of any interest in the New Senior Secured Notes. The notes will mature on the third anniversary of their issuance. Interest will accrue at 11% per annum and will be paid semi-annually.

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

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our revenue in our carrier sales channel is generated from services to other carriers in the telecommunications industry. For the three and six months ended June 30, 2003, our revenues from the carrier sales channel represented approximately 57% and 56%, respectively of our consolidated revenues.

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

We have certain letter of credit requirements of approximately $5 million as of June 30, 2003 relating to our workmen’s compensation and employee liability insurance policies. In addition, certain real estate lease obligations require cash collateral to be converted to letters of credit upon the availability of financing. We intend to utilize a working capital facility to fulfill these requirements or to continue to collateralize these obligations with cash.

From time to time, New GCL and certain of its wholly owned subsidiaries may enter into guarantees on behalf of other wholly owned subsidiaries.

Part I. Financial Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s December 31, 2002 Annual Report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

Part I. Financial Information

Item 4. Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In connection with such evaluation, management has considered internal control issues identified by Grant Thornton in connection with its audit of the Company’s consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended, which are described below. Based upon management’s evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed by the Company in reports required to be filed or submitted under the Exchange Act is properly identified, recorded, processed, summarized and reported.

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

There was no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2003 that has materially affected, or that is likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 “Contingencies” to the accompanying condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company. There were no material developments with respect to such proceedings during the second quarter of 2003, or thereafter other than disclosed therein.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed as part of this report are listed below.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003, GCL filed the following current report(s) on Form 8-K:

1.	Current report on Form 8-K dated March 28, 2003 (date of the earliest event reported), filed on April 9, 2003 for the purpose of reporting under Items 7 and 9, the monthly reporting requirements filed with the bankruptcy court for the monthly period January 2003 as required under the Bankruptcy Code.

2.	Current report on Form 8-K dated April 18, 2003 (date of earliest even reported), filed on April 21, 2003 for the purpose of reporting under Items 7 and 9, the monthly reporting requirements filed with the bankruptcy court for the monthly period February 2003 as required under the Bankruptcy Code.

3.	Current report on Form 8-K dated May 7, 2003 (date of earliest event reported), filed on May 9, 2003 for the purpose of reporting under Items 7 and 9, the monthly reporting requirements filed with the bankruptcy court for the monthly period March 2003 as required under the Bankruptcy Code.

4.	Current report on Form 8-K dated May 30, 2003 (date of earliest event reported), filed on June 2, 2003 for the purpose of reporting under Items 7 and 9, the monthly reporting requirements filed with the bankruptcy court for the monthly period April 2003 as required under the Bankruptcy Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on December 23, 2003 by the undersigned thereunto duly authorized.

Global Crossing Limited

By:	/s/ Daniel O’Brien
Daniel O’Brien Executive Vice President and Chief Financial Officer