Form 10-Q
period 2003-09-30
GLOBAL CROSSING LTD
filed 2003-12-23
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001 - 16201

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding as of December 15, 2003: 22,000,000 shares.

EXPLANATORY NOTE

The registrant, Global Crossing Limited (“New GCL”), is the successor to Global Crossing Ltd. (“GCL”), which transferred substantially all of its assets to New GCL upon emergence from bankruptcy under chapter 11 of title 11 of the United States Code of New GCL and certain affiliated entities on December 9, 2003. GCL is in provisional liquidation in the Supreme Court of Bermuda. The financial information contained in this quarterly report on Form 10-Q for periods prior to December 9, 2003 represents the results of operations and financial condition of GCL.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS:
Current assets:

Cash and cash equivalents	$208	$423
Restricted cash and cash equivalents	332	327
Accounts receivable, net of allowances of $138 and $134, respectively	425	482
Other current assets and prepaid costs	174	218

Total current assets	1,139	1,450
Property and equipment, net	1,039	1,059
Other assets	133	126

Total assets	$2,311	$2,635

LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$140	$141
Accrued cost of access	199	235
Accrued restructuring costs	157	170
Deferred revenue-current portion	279	274
Other current liabilities	438	492

Total current liabilities	1,213	1,312
Deferred revenue	1,314	1,438
Other deferred liabilities, including obligations under capital leases	247	240

Total liabilities not subject to compromise	2,774	2,990
Liabilities subject to compromise	8,776	8,662

Total liabilities	11,550	11,652

CUMULATIVE CONVERTIBLE PREFERRED STOCK	1,900	1,918

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Common stock, 3,000,000,000 shares authorized, par value $0.01 per share, 909,463,931 and 909,939,043 shares issued and outstanding as of September 30, 2003, and December 31, 2002, respectively	9	9
Treasury stock, 22,033,758 shares	(209)	(209)
Additional paid-in capital	14,368	14,350
Accumulated other comprehensive loss	(419)	(344)
Accumulated deficit	(24,888)	(24,741)

	(11,139)	(10,935)

Total liabilities and shareholders’ deficit	$2,311	$2,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE	$734	$760	$2,213	$2,351
OPERATING EXPENSES:
Cost of access and maintenance	511	529	1,529	1,643
Other operating expenses	230	251	700	943
Termination of ship charter	(15)	—	(15)	—
Depreciation and amortization	36	34	106	99

	762	814	2,320	2,685

OPERATING LOSS	(28)	(54)	(107)	(334)
OTHER INCOME (EXPENSE):
Interest expense, net	(7)	(9)	(22)	(64)
Other income (expense), net	(1)	9	24	66

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(36)	(54)	(105)	(332)
Reorganization items, net	(30)	126	(40)	(117)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(66)	72	(145)	(449)
Provision for income taxes	(1)	(4)	(4)	(1)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(67)	68	(149)	(450)
Discontinued operations, net of income tax	—	471	—	336

NET INCOME (LOSS)	(67)	539	(149)	(114)
Preferred stock dividends	—	—	—	(19)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(67)	$539	$(149)	$(133)

INCOME (LOSS) PER COMMON SHARE, basic and diluted:
Income (loss) from continuing operations applicable to common shareholders	$(0.07)	$0.07	$(0.16)	$(0.52)

Income from discontinued operations, net	$—	$0.52	$—	$0.37

Income (loss) applicable to common shareholders	$(0.07)	$0.59	$(0.16)	$(0.15)

Shares used in computing basic and diluted loss per share	909,463,931	908,761,371	909,385,256	902,467,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(149)	$(114)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operations:
Loss from discontinued operations	—	216
Gain on abandonment of Pacific Crossing Limited	—	(552)
Gain on sale of property and equipment	—	(29)
Non cash other income	(12)	—
Depreciation and amortization	107	99
Provision for doubtful accounts	38	53
Reorganization items, net	40	117
Other	7	(52)
Changes in operating assets and liabilities	(7)	229

Net cash provided by (used in) continuing operations	24	(33)
Net cash provided by discontinued operations	—	182
Net cash used in reorganization items	(112)	(201)

Net cash used in operating activities	(88)	(52)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(119)	(190)
Proceeds from sale of property and equipment	9	31
Change in restricted cash and cash equivalents	(5)	(25)
Proceeds from the sale of marketable securities	2	3
Other	—	1

Net cash used in investing activities	(113)	(180)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of capital lease obligations	(14)	(11)

Net cash used in financing activities	(14)	(11)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(215)	(243)
CASH AND CASH EQUIVALENTS, beginning of period	423	607

CASH AND CASH EQUIVALENTS, end of period	$208	$364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for income taxes, net	$33	$40

Interest paid and capitalized	$15	$15

Interest paid, net of capitalized interest	$15	$15

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

3. BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of GCL and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented in accordance with Regulation S-X Rule 10-01. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

On January 1, 2003, the Company adopted SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses costs associated with a restructuring plan or other exit activities that are not covered by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ SFAS No. 144”) or do not involve a newly acquired entity. As such, the Company will recognize any costs associated with restructuring plans committed to after December 31, 2002 as the cost is incurred. Examples of such costs are one-time termination benefits to involuntarily terminated employees, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. The liability for these costs will be recorded at its fair market value (potentially measured using a present value technique) in the period the cost is incurred, except for costs associated with certain one-time termination benefits in which the service period exceeds the minimum retention period specified in SFAS No. 146. Such costs will be recognized ratably over the retention period. Changes in the liability due to the passage of time will be recognized in the period in which the liability changes. During the three months ended September, 30, 2003, the Company recognized certain restructuring related costs under SFAS No. 146 (see Note 9, Restructuring Activity, for a further description of these items). Previously, the Company accounted for such costs under Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” by recognizing a liability at the plan commitment date.

In November 2002, the EITF addressed the accounting for revenue arrangements with multiple deliverables in Issue 00-21: “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 shall be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the potential effect of EITF 00-21 will be significant to its Company results of operations and financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not entered into arrangements or guarantees that meet the criteria of this interpretation and does not expect the adoption of this interpretation will have a material effect on the Company’s results of operations and financial position.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No.150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No.150 resulted in the reclassification of $526 of mandatorily redeemable preferred stock to “liabilities subject to compromise” for all periods presented. The mandatorily redeemable preferred stock balance of $526 at December 31, 2002 and September 30, 2003 represents the approved value in the Company’s Plan of Reorganization and approximates the redemption value.

5. LIABILITIES SUBJECT TO COMPROMISE

Under the Bankruptcy Code, the collection of certain claims against the GC Debtors in existence prior to the Commencement Date was automatically stayed while the GC Debtors continue business operations as debtors in possession. Those claims are reflected in the accompanying condensed consolidated balance sheets as ‘liabilities subject to compromise’.

Since the date of the Purchase Agreement, the Bankruptcy Court has approved various settlement agreements with certain vendor creditors of the Company, including several significant vendor creditors. During the nine months ended September 30, 2003 and 2002 the Company recognized the effect of settlement agreements with certain vendor creditors. These settlements resolved certain claims against certain GC Debtor entities as well as non-debtor entities which totaled approximately $50 and $221, respectively, resulting in a reduction of both “liabilities subject to compromise” for certain GC Debtor entities and “liabilities not subject to compromise” for certain non-debtor entities. As a result of the vendor settlements, the Company recognized a reorganization gain of $44 and $201 for the nine months ended September 30, 2003 and 2002, respectively, representing the reduction in liabilities owed to such vendor creditors, offset by the cash settlement payments agreed to with such creditors. The Company experienced additional settlements in the remaining period of the cases through December 9, 2003.

The following table summarizes the components of liabilities subject to compromise in the accompanying condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002:

	September 30, 2003 (unaudited)	December 31, 2002
Accounts payable	$118	$115
Accrued construction costs	119	132
Accrued cost of access	257	279
Accrued interest and dividends	195	181
Accrued restructuring costs	105	103
Other liabilities	515	550
Debt obligations	6,641	6,641
Deferred gain on sale of GlobalCenter	91	101
Obligations under capital lease	41	34
Deferred revenue – Exodus Communications	168	—
Mandatorily redeemable preferred stock: 10 1/2%, 5,262,500 shares issued and outstanding as of September 30, 2003 and December 31, 2002, $100 liquidation preference per share plus accumulated unpaid dividends	526	526

Total liabilities subject to compromise	$8,776	$8,662

6. PREFERRED STOCK

Outstanding preferred stock as of September 30, 2003 and December 31, 2002 consists of the following:

	September 30, 2003 (unaudited)	December 31, 2002
Cumulative convertible preferred stock:
6 3/8% Cumulative Convertible Preferred Stock, 2,924,550 and 3,086,874 shares issued and outstanding as of September 30, 2003 and December 31, 2002, $100 liquidation preference per share	$292	$309
7% Cumulative Convertible Preferred Stock, 2,109,892 shares issued and outstanding as of September 30, 2003 and December 31, 2002, $250 liquidation preference per share	527	527
6 3/8% Cumulative Convertible Preferred Stock, Series B, 400,000 shares issued and outstanding as of September 30, 2003 and December 31, 2002, $1,000 liquidation preference per share	400	400
6 3/4% Cumulative Convertible Preferred Stock, 2,834,990 and 2,840,990 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively, $250 liquidation preference per share	681	682

Total preferred stock	$1,900	$1,918

Effective July 1, 2003, the Company has adopted SFAS No. 150 and has accordingly reflected its mandatorily redeemable preferred stock within liabilities subject to compromise. See Note 5.

7. OPERATING EXPENSES

Operating expenses for the three and nine months ended September 30, 2003 and 2002 consist of the following:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2003	2002	2003	2002
OPERATING EXPENSES:
Cost of access and maintenance – telecommunications services segment
Cost of access	$483	$492	$1,444	$1,513
Third party maintenance	28	37	85	130

Total cost of access and maintenance– telecommunications services segment	511	529	1,529	1,643

Other operating expenses – telecommunications services segment:
Cost of sales	$14	$12	$36	$39
Selling, general and administrative expenses	129	136	394	551
Real estate and related taxes	31	32	95	121
Bad debt expense	12	22	38	53

Total other operating expenses – telecommunications services segment	$186	$202	$563	$764

Other operating expenses – installation and maintenance segment:
Cost of sales	$36	$38	$111	$143
Other selling, general and administrative expenses	8	11	26	36

Total other operating expenses – installation and maintenance segment	$44	$49	$137	$179

Total other operating expenses – consolidated	$230	$251	$700	$943

Termination of ship charter – installation and maintenance segment	$(15)	$—	$(15)	$—
Depreciation and amortization – telecommunications services segment	$34	$33	$100	$96
Depreciation and amortization – installation and maintenance segment	2	1	6	3

Total depreciation and amortization	$36	$34	$106	$99

Total operating expenses	$762	$814	$2,320	$2,685

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of sites, square footage, share and per share information)

8. REORGANIZATION ITEMS

Reorganization items are expenses or income that were incurred or realized by the GC Debtors as a result of the reorganization and are disclosed separately in the Company’s condensed consolidated statements of operations as required by SOP 90-7. These items include professional fees, restructuring costs and retention plan costs relating to the reorganization. These expenses and costs were offset by gains on vendor settlements as well as interest earned on cash accumulated as a result of the GC Debtors not paying their pre-petition liabilities during the pendency of the bankruptcy cases as well as vendor settlements. Reorganization items for the three and nine months ended September 30, 2003 and 2002 and a description of such items are as follows:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2003	2002	2003	2002
Professional fees	$(20)	$(32)	$(62)	$(100)
Retention plan costs	(6)	(10)	(18)	(31)
Vendor settlements	—	201	44	201
Restructuring costs	(7)	(38)	(13)	(100)
Deferred financing costs	—	—	—	(102)
Interest income, net	3	5	9	15

Total reorganization items	$(30)	$126	$(40)	$(117)

Net cash used in reorganization items was $112 and $201 for the nine months ended September 30, 2003 and 2002, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of sites, square footage, share and per share information)

9. RESTRUCTURING ACTIVITY

During the quarter ended September 30, 2003, the Company adopted a restructuring plan to integrate responsibilities and increase organizational efficiencies within the network operations, service delivery, and other functional organizations. The Company determined the integration of these responsibilities would increase efficiency and reduce operating costs. In addition, the Company adopted a restructuring plan to further integrate the Company’s global service delivery model by concentrating the Company’s call centers at three strategic locations. As a result of these initiatives, the Company recorded a restructuring charge of $7 in the quarter ended September 30, 2003. This charge consists entirely of post-termination benefits the Company will provide to former employees. These restructuring plans will result in the elimination of more than 200 employees.

In addition, the Company expects to incur less than $1 of other costs through March 31, 2004 that will be expensed as incurred in accordance with SFAS No. 146. These costs include decommissioning costs and contract termination fees that the Company anticipates incurring as a result of the global functional unit integration efforts described above.

As of September 30, 2003, 257 sites, consisting of approximately 4.1 million square feet, have been vacated and approximately 5,600 employees have been terminated as a result of these announced restructuring plans. Continuing severance payments and lease obligations related to the execution of these restructuring plans are included in the current reserve reductions.

The table below details the activity associated with the restructuring reserve for the nine months ended September 30, 2003 (unaudited):

Balance at December 31, 2002	$273
Additions:
Employee separations	13
Facility closings	—
Other	—

13

Deductions:
Employee separations	(9)
Facility closings	(15)
Other	—

(24)

Balance at September 30, 2003	$262

The total restructuring reserve balance above totaling $262 includes $105 of subject to compromise liabilities resulting from the Company’s Chapter 11 proceedings.

10. COMPREHENSIVE LOSS

The components of comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2003	2002	2003	2002
Net income (loss)	$ (67)	$539	$(149)	$(114)
Foreign currency translation adjustment	(13)	30	(75)	(3)
Unrealized (loss) gain on securities, net of tax	—	12	—	14

Comprehensive income (loss)	$ (80)	$581	$(224)	$(103)

Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

11. STOCK BASED COMPENSATION

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

Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, net income (loss) and income (loss) per share would have been the following pro forma amounts:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2003	2002	2003	2002
Net income (loss) applicable to common shareholders, as reported	$(67)	$539	$(149)	$(133)
Stock-based employee compensation expense determined under fair-value-based method	(47)	(100)	(143)	(301)

Pro forma net income (loss) applicable to common shareholders	$(114)	$439	$(292)	$(434)

Income (loss) per share, basic and diluted as reported	$(0.07)	$0.59	$(0.16)	$(0.15)

Pro forma	$(0.13)	$0.48	$(0.32)	$(0.48)

Upon consummation of the Company’s Plan of Reorganization on December 9, 2003, all outstanding options with respect of the Company’s common stock were canceled.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of sites, square footage, share and per share information)

12. NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Income (loss) applicable to common stockholders includes preferred stock dividends for the nine months ended September 30, 2002. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss from continuing operations for the three months ended September 30, 2003 and nine months ended September 30, 2003 and 2002, respectively, diluted loss per common share is the same as basic loss per common share, as any potentially dilutive securities would reduce the loss per common share from continuing operations. For the three months ended September 30, 2002 all convertible securities had an exercise price greater than the average market price of common shares and therefore were excluded from the computation of diluted income (loss) per share and as a result diluted income per share is the same as basic income per common share.

The following is a reconciliation of the numerators and the denominators of the basic and diluted income (loss) per share:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2003	2002	2003	2002
Income (loss) from continuing operations	$(67)	$68	$(149)	$(450)
Preferred stock dividends	—	—	—	(19)

Income (loss) from continuing operations applicable to common shareholders	$(67)	$68	$(149)	$(469)

Weighted-average share outstanding:
Basic and diluted	909,463,931	908,761,371	909,385,256	902,467,544

Income (loss) from continuing operations applicable to common shareholders:
Basic and diluted	$(0.07)	$0.07	$(0.16)	$(0.52)

Stock options and warrants having an exercise price greater than the average market price of the common shares of 87 million and 92 million, calculated on a weighted-average basis, for the three months ended September 30, 2003 and 2002, respectively, were excluded from the computation of diluted income (loss) per share.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions unless otherwise noted)

The information below summarizes certain financial data of the Company by segment:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2003	2002	2003	2002
Revenues:
Commercial	$257	$296	$801	$961
Consumer	7	10	22	36
Carrier:
Service revenue	411	384	1,198	1,128
Amortization of prior period IRUs	21	20	63	62

Total carrier	432	404	1,261	1,190

Telecommunications services segment revenue	696	710	2,084	2,187
Installation and maintenance segment revenue	38	66	139	213
Intersegment eliminations[1]	—	(16)	(10)	(49)

Consolidated revenue	$734	$760	$2,213	$2,351

Selected Financial Information:
Operating (loss):
Telecommunication services	$(35)	$(54)	$(108)	$(316)
Installation and maintenance services	7	—	1	(18)

Consolidated	$(28)	$(54)	$(107)	$(334)

1	Installation and maintenance revenue includes revenue for the three and nine months ended September 30, 2003 and 2002 related to services performed for the telecommunications services segment. These revenues and the related intercompany profit are eliminated upon consolidation.

14. DISCONTINUED OPERATIONS

On November 17, 2002, Asia Global Crossing Ltd., (“AGC”) a former subsidiary of the company, and one of AGC’s wholly owned subsidiaries, Asia Global Crossing Development Company (“AGCDC”), filed voluntary petitions for relief under the Bankruptcy Code. On the same date, AGC commenced joint provisional liquidation cases in Bermuda. Similarly, on July 19, 2002, PCL, a majority owned subsidiary of AGC and operator of Pacific Crossing (“PC-1”), and certain of its subsidiaries filed voluntary petitions for relief under the Bankruptcy Code. On the same date, PCL commenced joint provisional liquidation cases in Bermuda. AGC’s and PCL’s bankruptcy cases are being administered separately and were not consolidated with the GC Debtors’ chapter 11 cases.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions unless otherwise noted)

June 11, 2003, AGC’s and AGCDC’s bankruptcy cases were converted from reorganizations under chapter 11 of the Bankruptcy Code to chapter 7 liquidation proceedings. The Company no longer had control or effective ownership in any of the assets formerly operated by AGC effective as of AGC’s bankruptcy petition. No recovery is expected for AGC’s shareholders, including the Company.

On April 15, 2003, PCL entered into an asset purchase agreement pursuant to which it agreed to sell substantially all of its assets, including PC-1, to Pivotal Telecom, LLC for $63. In June 2003, the United States Bankruptcy Court for the District of Delaware approved the sale pursuant to sections 363 and 365 of the Bankruptcy Code. The Company will receive no recovery in its capacity as an indirect equity holder in PCL.

The following is a summary of AGC’s operating results included in discontinued operations for the three and nine months ended September 30, 2002:

	Three Months Ended September 30, 2003 (unaudited)	Nine Months Ended, September 30, 2002 (unaudited)
Income Statement Data:
Revenues	$28	$79
Operating expenses	(55)	(182)

Operating loss	(27)	(103)
Interest expense, net	(34)	(81)
Equity in loss of affiliates	—	(14)
Other expenses	(6)	(1)
Loss on sale of securities	(14)	(17)
Gain on abandonment of PCL	552	552
Provision for income taxes	—	—

Income from discontinued operations, net of tax	$471	$336

15. DEBTOR FINANCIAL INFORMATION

The condensed combined financial statements of the GC Debtors are presented below. These statements reflect the financial condition and results of operations of the GC Debtors on a combined basis, including certain amounts and transactions between GC Debtors and non-debtor subsidiaries of the Company which are eliminated in the condensed consolidated financial statements. In accordance with SOP 90-7, the GC Debtors did not record third party contractual interest expense of $142 and $140 for the three months ended September 30, 2003 and 2002, respectively and $ 424 and $ 378 for the nine months ended September 30, 2003 and 2002, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions unless otherwise noted)

Condensed Combined Balance Sheet

	September 30, 2003 (unaudited)
	Debtors	Non-Debtors	Eliminations & Adjustments	Consolidated
ASSETS:
Cash and cash equivalents	$87	$121	$—	$208
Restricted cash and cash equivalents	328	4	—	332
Accounts receivable, net	280	145	—	425
Other assets and prepaid costs	276	113	(215)	174

Total current assets	971	383	(215)	1,139
Property and equipment, net	591	455	(7)	1,039
Investments in and advances to/from affiliates, net	5,309	—	(5,255)	54
Other assets	50	29	—	79

Total assets	$6,921	$867	$(5,477)	$2,311

LIABILITIES:
Liabilities not subject to compromise
Accounts payable	$64	$76	$—	$140
Accrued cost of access	149	50	—	199
Other current liabilities	506	369	(1)	874

Total current liabilities	719	495	(1)	1,213
Deferred revenue	1,162	395	(243)	1,314
Investments in and advances to/from affiliates, net	—	1,841	(1,841)	—
Other deferred liabilities	19	228	—	247

Total liabilities not subject to compromise	1,900	2,959	(2,085)	2,774
Liabilities subject to compromise*	8,763	13	—	8,776

Total liabilities	10,663	2,972	(2,085)	11,550

CUMULATIVE CONVERTIBLE PREFERRED STOCK	1,900	—	—	1,900

SHAREHOLDERS’ DEFICIT:	(5,642)	(2,105)	(3,392)	(11,139)

Total liabilities and shareholders’ deficit	$6,921	$867	$(5,477)	$2,311

*	Total liabilities subject to compromise is the current estimate by the GC Debtors of the total claims that were restructured in their chapter 11 cases.

Condensed Combined Statement of Operations

	Nine Months Ended September 30, 2003 (unaudited)
	Debtors	Non-Debtors	Eliminations & Adjustments	Consolidated
REVENUES	$1,718	$676	$(181)	$2,213
OPERATING EXPENSES:
Cost of access and maintenance	1,325	212	(8)	1,529
Other operating expenses	546	311	(172)	685
Depreciation and amortization	60	46	—	106

	1,931	569	(180)	2,320

OPERATING INCOME (LOSS)	(213)	107	(1)	(107)
OTHER INCOME (EXPENSE):
Interest expense, net	(7)	(28)	13	(22)
Other income (expense), net	39	(15)	—	24

INCOME (LOSS) FROM OPERATIONS BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(181)	64	12	(105)
Reorganization items, net	(48)	21	(13)	(40)

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(229)	85	(1)	(145)
Provision for income taxes	—	(4)	—	(4)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(229)	$81	$(1)	$(149)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions unless otherwise noted)

Condensed Combined Statement of Operations

	Nine Months Ended September 30, 2002 (unaudited)
	Debtors	Non-Debtors	Eliminations & Adjustments	Consolidated
REVENUES	$1,920	$657	$(226)	$2,351
OPERATING EXPENSES:
Cost of access and maintenance	1,490	244	(91)	1,643
Other operating expenses	625	455	(137)	943
Depreciation and amortization	57	42	—	99

	2,172	741	(228)	2,685

OPERATING INCOME (LOSS)	(252)	(84)	2	(334)
OTHER INCOME (EXPENSE):
Interest expense, net	(51)	(24)	11	(64)
Other income	61	5	—	66

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(242)	(103)	13	(332)
Reorganization items, net	(117)	—	—	(117)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(359)	(103)	13	(449)
Benefit (provision) for income taxes	10	(11)	—	(1)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(349)	(114)	13	(450)
Loss from discontinued operations	—	336	—	336

NET INCOME (LOSS)	(349)	222	13	(114)
Preferred stock dividends	(19)	—	—	(19)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(368)	$222	$13	$(133)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in millions unless otherwise noted)

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

(Dollar amounts in millions unless otherwise noted)

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

(Dollar amounts in millions unless otherwise noted)

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

Change-of-Control Severance Plan Class Action

Plaintiffs have filed a purported class action against the Company’s current and former officers, directors, and employees and against the Frontier Corporation/Global Crossing Change of Control Severance Plan (the “Severance Plan”) under ERISA in connection with the administration of the Severance Plan. The plaintiffs allege, among other things, that the purported ERISA fiduciaries and the Severance Plan breached their duties to the plan’s participants in suspending payments of severance benefits in connection with the Company’s bankruptcy filing. The case has been coordinated (but not consolidated) with the securities and the other ERISA class actions in the Southern District of New York, where it is pending under the caption Simonetti v. Perrone. The Company is not named as a defendant in the Simonetti case. The Company denies any liability for the claims asserted and understands that the defendants have been negotiating the terms of a settlement with the plaintiffs but that no agreement has been reached. Any claims that the plaintiffs could have asserted against the Company in this case were discharged upon consummation of the Company’s Plan of Reorganization. .

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

(Dollar amounts in millions unless otherwise noted)

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

(Dollar amounts in millions unless otherwise noted)

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

(Dollar amounts in millions unless otherwise noted)

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

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our condensed consolidated financial statements and related notes appearing in this report on Form 10-Q for the quarter ended September 30, 2003 and our annual report on Form 10-K for the year ended December 31, 2002.

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

Restructuring

We commenced a restructuring of our costs in August 2001. Since that time through September, 30, 2003, 5,600 employees have been terminated and 257 sites consisting of approximately 4.1 million square feet have been vacated as a result of our restructuring plans. These announced restructuring efforts initially centered around the realignment and integration of our then current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance and sales and marketing functions.

After the initial months of the restructuring we determined that a deeper restructuring of the business was required resulting in additional actions in the fourth quarter of 2001 and the first quarter of 2002. In January 2002, we filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and subsequently filed the Plan of Reorganization. Throughout 2002, we continued our efforts to reduce costs under an aggressive financial plan, in order to maximize overall cost efficiency. The cumulative impact since August 2001, of these efforts through September 30, 2003 resulted in charges related to employee related costs of $135 million; costs related to facility closures of $321 million; and $62 million of other charges.

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

Restructuring

See “Comparison of Financial Results” below and Note 9, “Restructuring Activity,” to the accompanying unaudited condensed consolidated financial statements included in this interim report on From 10-Q, for information on restructuring activities for the three and nine months ended September 30, 2003 and 2002. Restructuring charges represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans. Charges were recorded in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and represent our best estimate of undiscounted liabilities at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations. See “New Accounting Pronouncements” in Note 3 to the accompanying unaudited condensed consolidated financial statements included in this interim report on Form 10-Q for a discussion regarding SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which supercedes EITF 94-3 effective January 1, 2003.

The various assumptions in determining restructuring charges include, but are not limited to, future severance costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and may change based upon actual experience.

COMPARISON OF FINANCIAL RESULTS

Results of Operations for the Three Months Ended September 30, 2003, and 2002

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

Total revenues decreased $26 million, or 3% in the third quarter of 2003 as compared to the third quarter of 2002 primarily due to the extended period in Chapter 11 as the regulatory approval process extended beyond earlier expectations. The overall decline in revenue was partially offset by growth in the carrier business segment. Due primarily to the delay in our effective date until December 9, 2003 and the continued price declines in the telecommunications market, revenue throughout 2003 continued to decline, specifically in the commercial sales channel. The Company anticipates the emergence from bankruptcy protection as of December 9, 2003 will have a positive impact on the Company’s ability to generate new revenues with both new customers and through the enhancement of services with existing customers, although no assurances can be made in this regard. A modest recovery in installation revenue is expected by GMS in late 2004. Maintenance revenues will decline significantly in early 2004 when GMS’s largest maintenance contract (annual revenues of approximately $50 million) expires.

Actual reported revenues for the three months ended September 30, 2003 and 2002 reflect the following changes by segment:

	Three Months Ended September 30, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Commercial	$257	$296	$(39)
Consumer	7	10	(3)
Carrier:
Service revenue	411	384	27
Amortization of prior period IRUs	21	20	1

Total carrier	432	404	28

Telecommunications services segment revenue	696	710	(14)
Installation and maintenance segment revenue, net of eliminations	38	50	(12)

Total revenues	$734	$760	$(26)

Revenues from the commercial sales channel decreased $39 million, or 13%, in the third quarter of 2003 compared with the third quarter of 2002, mainly driven by continued customer attrition that has occurred since our bankruptcy filing in January of 2002 and reductions in product prices due to continued competition in the telecommunications industry. Revenues from commercial voice services decreased $20 million or 13%, to $133 million in the three months ended September 30, 2003 from $153 million in the same period in 2002. The decrease in commercial voice service revenue is a result of reductions in conferencing voice services as well as domestic and international voice services. Conferencing services revenue decreased $8 million or 31%, to $18 million in the three months ended September 30, 2003 from $26 million in the same period in 2002. The decrease in commercial voice and conferencing services revenue also includes a $12 million or 9%, decrease in domestic and international voice services revenue to $115 million in the third quarter of 2003 from $127 million in the third quarter of 2002. Customers purchasing voice and conferencing services were directing their traffic to other carriers as a form of redundancy due to concerns over our financial viability and in some cases as a result of increased pricing competition. Long distance voice services had the greatest customer attrition rate, as this product is one of the least risky and expensive to transfer to another carrier. Revenues from commercial data services decreased $19 million or 13%, to $124 million in the three months ended September 2003 from $143 million in the same period in 2002. The decrease in commercial data services revenue is also a result of continued customer attrition since the onset of our bankruptcy filing and continued pricing competition, although the attrition rate was lower for data services since we have deployed equipment at their premises to service their Frame Relay. ATM, IP Access and Managed Services products purchased from us.

Revenue from the consumer business decreased $3 million or 30%, in the third quarter of 2003 compared with the same period in 2002. The Consumer business is not core to our strategy and therefore we are not actively attempting to grow revenues for this business. The decrease in revenue is a result of continued customer attrition and reduction in pricing levels for consumer services in the telecommunications industry.

Revenues from our carrier sales channel increased $28 million or 7%, in the third quarter of 2003 compared with the same period in 2002, although the mix of revenue continued to migrate towards more revenue generated from voice products rather than data products. Our bankruptcy has had less of an impact on carrier revenue as carriers often use several suppliers to meet their traffic demands and many of our competitors have also filed for bankruptcy protection in 2002, which has allowed us to attract additional carrier customers and increase our sales to certain existing carrier customers. Carrier service revenue increased $27 million or 7%, to $411 million in the third quarter of 2003 from $384 million in the third quarter of 2002. Carrier service revenue includes voice and data services and excludes the amortization of revenue from the sale of data capacity Indefeasible Rights of Use (“IRU’s”). The increase in carrier service revenue is a result of increased carrier voice services revenue, which has been partially offset by decreases in carrier data services revenue. Carrier voice service revenue increased $25 million or 8%, to $351 million in the third quarter of 2003 from $326 million in the third quarter of 2002. The increase in carrier voice services is a combination of increases in both international and United States long distance voice services revenue. The increase in carrier voice services revenue is a result of increased customers and sales volumes to existing customers, offset by product pricing declines of approximately 20% on an annual basis. Carrier data service revenue increased $2 million or 3%, to $60 million in the third quarter of 2003 from $58 in the third quarter of 2002. Revenue from the amortization of IRU’s increased $1 million or 5%, to $21 million in the third quarter of 2003 from $20 million in the third quarter of 2002. There has been minimal new IRU sales or activations of previously sold IRU in the third quarter of 2003. The increase is a result of additional activations in the third quarter of 2003.

Revenues from our installation and maintenance segment decreased $12 million or 24%, in the third of quarter 2003 compared with the third quarter of 2002. The decrease resulted from a reduction in maintenance revenues due to the abandonment of certain subsea cables by consortiums and continued pricing pressures in the subsea maintenance business. Installation revenue increased $11 million, or 84%, to $24 million in the third quarter of 2003 from $13 million in the third quarter of 2002. Maintenance revenues decreased $23 million, or 62%, to $14 million in the third quarter of 2003 from $37 million in the third quarter of 2002.

Operating Expenses. Components of operating expenses for the three months ended September 30, 2003 and 2002 were as follows:

	Three Months Ended September 30, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Cost of access and maintenance	$511	$529	$(18)
Other operating expenses	230	251	(21)
Termination of ship charter	(15)	—	(15)
Depreciation and amortization	36	34	2

Total operating expenses	$762	$814	$(52)

Total operating expenses decreased $52 million, or 6%, in the third of quarter of 2003 as compared with the third quarter of 2002.

Cost of access and maintenance Cost of access and maintenance (“COA&M”) decreased $18 million, or 3%, in the third quarter of 2003 compared with the third quarter of 2002. COA&M primarily includes the following: (i) usage based voice charges paid to local exchange carriers (“LEC”) and inter exchange carriers (“IXC”) to originate and/or terminate switched voice traffic; (ii) charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (iii) internet exit charges incurred in transporting IP traffic and other enhanced services usage based charges; and (iv) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber optic network and its cable landing stations.

Cost of access decreased $9 million, or 2%, to $483 million in the third quarter of 2003, from $492 million in the third quarter of 2002. In addition to the decline in revenues, the decrease is a result of decreases in usage based and leased facilities charges.

Usage based access charges decreased $7 million, or 2%, to $319 million in the third quarter of 2003 from $326 million in the third quarter of 2002. Lease facilities access charges also decrease $2 million, or 1%, to $164 million in the third quarter of 2003 from $166 million in the third quarter of 2002. The decrease in leased facilities charges is as a result of our rejection of certain leased facilities contracts in accordance with our rights under bankruptcy, the renegotiation of pre-petition leased facilities contracts with vendors resulting in lower pricing terms, the continued optimization of our circuits with individual vendors and reductions in charges as a result of lower commercial and carrier data services revenues. The decrease in usage based access charges is as a result of renegotiation of contracts with vendors resulting in lower pricing terms. The higher margin products in the commercial sales channel, including conferencing and sales of data services in the carrier channel, declined as a percentage of total revenue in the third quarter of 2003 compared with the third quarter of 2002. The pressures on margins continued throughout 2003 and we expect them to continue into 2004 as pricing pressures and the longer lead times required in the sale of higher margin data services are mitigated by continued new programs to reduce cost of access.

Third party maintenance expenses decreased $9 million, or 24%, to $28 million in the third quarter of 2003 from $37 million in the third quarter of 2002. The decrease is primarily a result of our ability to eliminate certain terrestrial, cable station and equipment maintenance contracts, transition certain third party managed costs into employee managed maintenance at lower costs (which is included within “other operating expenses” below) and the re-negotiation of terms and conditions including pricing reductions, of existing contracts for maintenance during the bankruptcy.

Other operating expenses. Other operating expenses decreased $21 million, or 8%, in the third quarter of 2003 compared with the third quarter of 2002. Other operating expenses primarily consist of (i) real estate and non-income tax related costs; (ii) selling and general and administrative expenses (“SG&A”), including all employee related expenses and professional fees; (iii) bad debt expense; and (iv) cost of goods sold for the cable installation and maintenance segment and for the managed services products sold within the telecommunications services segment.

SG&A decreased $10 million, or 7%, to $137 million in the third quarter of 2003 compared with $147 million in the third quarter of 2002. SG&A expenses decreased primarily as a result of our cost reduction and restructuring efforts beginning in August 2001 that have continued throughout 2002 and 2003. The restructuring efforts have resulted in significant declines in employee related costs including salaries, employee benefits, temporary labor, commissions, communications and travel. Approximately 5,600 employees have been terminated from employment since the restructuring plans commenced in August 2001.

Cost of sales remained constant at $50 million in the third quarter of 2003 and 2002. We continue to investigate ways to reduce installation projects costs as well as reduce vendor prices for the managed services product in the telecommunication services segment.

Real estate and other tax related costs declined $1 million or 3%, to $31 million in the third quarter of 2003 from $32 million in the third quarter of 2002. The decrease reflects the impacts of our planned exit of certain leased facilities as defined within the restructuring efforts. As of September 30, 2003, 257 sites, consisting of approximately 4.1 million square feet, have been vacated under the real estate restructuring plan. Non-income taxes, specifically taxes on owned real estate and personal property, declined significantly as a result of the substantial impairment of our long-lived asset values.

Bad debt expense decreased $10 million, or 45%, to $12 million in the third quarter of 2003 from $22 million in the third quarter of 2002. The decrease has been a result of improvements in the aging of our account receivables, due to focused collection efforts, enhanced evaluations of customers’ creditworthiness and limits, and recovery of significantly aged amounts through settlements.

We expect to see minor declines in other operating expenses in the fourth quarter of 2003 as a result of additional restructuring activities which have resulted in more headcount reductions, site closings and lower travel and other administrative costs. Following the first quarter we adopted additional restructuring initiatives that resulted in the elimination of more than 300 employees, approximately 100 of whom were employees of the installation and maintenance segment. The Company recorded additional charges of $13 million related to these plans in the first nine months of 2003.

Termination of ship charter. GMS was the lessor under a ship-charter with an Asian cable-laying operator, which was terminated during the third quarter. GMS received a total of $20 million in cash from the ship-charter, a $10 million initial payment in the first quarter of 2003 and $10 million at the time of termination. During the intervening period from the initial payment to the final termination payment, the initial payment served as prepaid sub-charter rent. The balance of the initial payment not recognized as sub-charter revenue of $5 million at the time of termination and the final termination payment were recorded as a separate component of operating income in the third quarter.

Depreciation and amortization. Depreciation and amortization consists of depreciation expense of our property and equipment, and the amortization of customer installation costs. Depreciation and amortization increased to $2 million, or 6%, in the third quarter of 2003 from the third quarter of 2002. The increase in depreciation and amortization is a result of additional depreciation from purchases of property and equipment since September 30, 2002.

Other significant components of our condensed consolidated statements of operations for the three months ended September 30, 2003 and 2002 include the following:

	Three Months Ended September 30, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Interest expense, net	$(7)	$(9)	$(2)
Other income (loss), net	$(1)	$9	$(10)
Reorganization items, net	$(30)	$126	$(156)
Provision for income taxes	$(1)	$(4)	$(3)
Income from discontinued operations	$—	$471	$(471)

Interest expense, net. Interest expense decreased $2 million, or 22%. The decrease in interest expense is directly attributable to our bankruptcy filing on January 28, 2002. We ceased accruing for all interest on our outstanding debt following the date of the commencement of our bankruptcy proceedings in accordance with the provisions of bankruptcy reporting contained within SOP 90-7. The balances in 2003 and 2002 represent interest expense relating to capitalized lease obligations. Interest expense will remain substantially lower than previous levels as we cancelled indebtedness of more than $6.6 billion in connection with the Plan of Reorganization.

Other income (loss), net. The decrease is primarily due to changes in losses resulting from foreign currency impacts on transactions and losses on the sales of property and equipment. Foreign currency transaction gains (losses) decreased $12 million to $8 million in the three months ended September 30, 2003 from $4 million in the same period in 2002. Other movements in other income (loss), net were not significant.

Reorganization items, net. Reorganization items, net decreased $156 million, in the third quarter 2003 compared to the third quarter of 2002. Reorganization items represent expenses and income that are incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the condensed consolidated statements of operations in accordance with the provisions of SOP 90-7. Reorganization items are comprised of (i) costs related to the employee retention programs, (ii) non-cash charges relating to the write off of deferred financing fees, (iii) retained professional fee costs associated with the reorganization, (iv) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy, (v) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the bankruptcy court, and (vi) costs incurred in connection with our continued restructuring efforts. The decrease in reorganization items, net was primarily due to recording $201 million in reorganization gains related to vendor settlements compared with $0 million in vendor settlement gains in the three months ended September 30, 2003. Further, our restructuring plan resulted in $7 million of restructuring costs in the three months ended September 30, 2003 while the comparable restructuring charges for the same period in 2002 were $38 million. Other reorganizations items were not materially different for the each of the periods.

Provision for income taxes. The provision for income taxes decreased $3 million in the three months ended September 30, 2003 compared with the same period in 2002. The decrease was a result of a reduction in income tax in various jurisdictions.

Income from discontinued operations. There was no income or loss from discontinued operations for the three months ended September 30, 2003 as compared with $471 million for the three months ended September 30, 2002. There was no income or loss from discontinued operations for the three months ended September 30, 2003 as we had no discontinued operations during that period. Asia Global Crossing Ltd. (“AGC”) and its consolidated subsidiaries, including Pacific Crossing Ltd. (“PCL”), was our only discontinued operation in the third quarter ending September 30, 2002. AGC is presented as a discontinued operations as a result of their filing chapter 11 petitions under the bankruptcy code. As a result of the petitions of AGC and PCL, our ability to exert control and influence over AGC’s and PCL’s management decisions through our equity interest was substantially eliminated; further the nature of the reorganization plans of AGC and PCL were such that we would no longer have access to or a continuing involvement in the businesses of AGC and PCL. Due to our loss of control and lack of continuing involvement in AGC’s and PCL’s operations, we effectively disposed of our rights and obligations by abandoning our equity ownership effective on the date of AGC’s and PCLs chapter 11 petitions. AGC and PCL have been accounted for as discontinued operations in accordance with SFAS No. 144. The $471 million income from AGC’S operations in the three months ended September 30, 2002 was primarily due to revenues of $28 million and a $552 million gain on abandonment of PCL offset by operating expenses of $55 million, interest expense of $34 million, loss on sale of securities of $14 and other expenses, net of $6 million.

Results of Operations for the nine months ended September 30, 2003 and 2002

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

Total revenues decreased $138 million, or 6% for the nine months ended September 30, 2003 as compared to the same period in 2002 primarily due to the extended period in Chapter 11 as the regulatory approval process extended beyond earlier expectations. This decline in revenues was partially offset by growth in our carrier business. Due primarily to the delay in our effective date until December 9, 2003 and the continued price declines in the telecommunications market, revenue throughout 2003 continued to decline, specifically in the commercial sales channel. The Company anticipates the emergence from bankruptcy protection as of December 9, 2003 will have a positive impact on the Company’s ability to generate new revenues with both new customers and through the enhancement of services with existing customers. A modest recovery in installation revenue is expected by GMS in late 2004. Maintenance revenues will decline significantly in early 2004 when GMS’s largest maintenance contract (annual revenues of approximately $50 million) expires.

Actual reported revenues for the nine months ended September 30, 2003 and 2002 reflect the following changes by segment:

	Nine Months Ended September 30, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Commercial	$801	$961	$(160)
Consumer	22	36	(14)
Carrier:
Service revenue	1,198	1,128	70
Amortization of prior period IRUs	63	62	1

Total carrier	1,261	1,190	71

Telecommunications services segment revenue	2,084	2,187	(103)
Installation and maintenance segment revenue, net of eliminations	129	164	(35)

Total revenues	$2,213	$2,351	$(138)

Revenues from the commercial sales channel decreased $160 million, or 17% for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. The decrease was mainly driven by continued customer attrition that has occurred since our bankruptcy filing in January of 2002 and reductions in product prices due to competition in the telecommunications industry. The extended time in chapter 11 has had an adverse effect on customer attrition in the commercial sales channel.

Commercial voice and conferencing services revenue decreased $98 million, or 19%, to $424 million for the nine months ended September 30, 2003 from $522 million in the nine months ended September 30, 2002. The decrease in commercial voice services revenue is a result of reductions in conferencing voice services as well as domestic and international voice services. Conferencing services revenue decreased $34 million, or 35%, to $62 million for the nine months ended September 30, 2003 compared with $96 million for the nine months ended September 30, 2002. The decrease in commercial voice services revenue also includes a $64 million, or 15%, decrease in domestic and international voice services to $362 million for the nine months ended September 30, 2003 compared with $426 million for the nine months ended September 30, 2002. Customers purchasing voice services were directing their traffic to other carriers as a form of redundancy due to concerns over our financial viability and in some cases as a result of increased pricing competition. Long distance voice services had the greatest customer attrition rate, as this product is one of the least risky and expensive to transfer to another carrier. Revenues from commercial data service decreased $62 million or 14%, to $377 million for the nine months ended September 30, 2003 compared with $439 million for the nine months ended September 30, 2003. The decrease in commercial data services revenue is also as a result of continued customer attrition since the onset of our bankruptcy filing and continued pricing competition, although the attrition rate was lower for data services since we have deployed equipment at their premises to service their Frame Relay, ATM, IP Access and Managed Services products purchased from us.

Revenue from the consumer sales channel decreased $14 million, or 39%, for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. The consumer business is not core to our strategy and therefore we are not actively attempting to grow revenues for this business. The decrease in revenues is as a result of continued customer attrition and reduction in pricing levels for consumer services in the telecommunications industry.

Revenues from our carrier sales channel increased $71 million, or 6%, for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. Our bankruptcy has had less of an impact on carrier revenue as carriers often use several suppliers to meet their traffic demands and many of our competitors have also filed for bankruptcy protection in 2002, which has allowed us to attract additional carrier customers and increase our sales to certain existing carrier customers. Carrier service revenue increased $70 million, or 6%, for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002. Carrier service revenue includes voice and data services and excludes the amortization of revenue from the sale of data capacity Indefeasible Rights of Use (“IRU’s”). The increase in carrier service revenue is a result of increased carrier voice services revenue, which has been partially offset by decreases in carrier data services revenue. Carrier voice service revenue increased $100 million, or 11%, to $1.035 billion for the nine months ended September 30, 2003 compared with $935 million for the nine months ended September 30, 2002. This increase is a combination of increases in both international and United States long distance voice services revenue, and a result of increased customers and sales volumes to existing customers, offset by product pricing declines of approximately 20% on an annual basis. Carrier data service revenue decreased $30 million, or 16%, to $163 million for the nine months ended September 30, 2003 compared with $193 million for the nine months ended September 30, 2002. The decrease is a result of attrition of carrier data services customers, contract repricing and product pricing declines of approximately 30% on an annual basis. Several carrier customers that filed for bankruptcy protection cancelled data contracts. Revenue from the amortization of IRU’s was $63 million for the nine months ended September 30, 2003 as compared with $62 million for the nine months ended September 30, 2002. Revenues from the amortization of IRU’s remained relatively constant as increases in revenue from the amortization of IRU’s from new IRU activations was offset by decreases in revenues from the terminations of old IRU agreements.

Revenues from our installation and maintenance segment decreased $35 million, or 21%, for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. The decrease results from the decline in subsea installation projects as a result of over supply of subsea capacity in the telecommunications market and a reduction in maintenance revenues due to the abandonment of certain subsea cables by consortiums and continued pricing pressures in the subsea maintenance business. Total installation revenue decreased $2 million, or 4%, to $53 million for the nine months ended September 30, 2003 from $55 million for the nine months ended September 30, 2002. Maintenance revenue decreased $33 million, or 30%, to $76 million for the nine months ended September 30, 2003 from $109 million for the nine months ended September 30, 2002.

Operating Expenses. Components of operating expenses for the nine months ended September 30, 2003 and 2002 were as follows:

	Nine Months Ended September 30, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Cost of access and maintenance	$1,529	$1,643	$(114)
Other operating expenses	700	943	(243)
Termination of ship charter	(15)	—	(15)
Depreciation and amortization	106	99	7

Total operating expenses	$2,320	$2,685	$(365)

Cost of access and maintenance. Cost of access and maintenance (“COA&M”) decreased $114 million, or 7%, for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. COA&M primarily includes the following: (i) usage based voice charges paid to local exchange carriers (“LEC”) and inter exchange carriers (“IXC”) to originate and/or terminate switched voice traffic; (ii) charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (iii) internet exit charges incurred in transporting IP traffic and other enhanced services usage based charges; and (iv) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber optic network and its cable landing stations.

Cost of access decreased $69 million, or 5%, to $1.444 billion for the nine months ended September 30, 2003 compared with $1.513 billion in the nine months ended September 30, 2002. In addition to the decline in revenues the decrease is a result of decreases in leased facilities charges of $76 million, or 14% to $465 million for the nine months ended September 30, 2003 from $541 million for the nine months ended September 30, 2002. The decrease in leased facilities charges is a result of our rejection of certain leased facilities contracts in accordance with our rights under bankruptcy, the renegotiation of pre-petition leased facilities contracts with vendors resulting in lower pricing terms, the continued optimization of our circuits with individual vendors and reductions in charges as a result of lower commercial and carrier data services revenues. The decrease in leased facilities charges was partially offset by increases in usage based access charges of $7 million, or 1%, to $979 million for the nine months ended September 30, 2003 from $972 million for the nine months ended September 30, 2002. The increase in usage based access charges is as a result of increases in carrier voice services revenues offset by decreases in commercial voice services revenue. The higher margin products in the commercial sales channel, including conferencing and sales of data services in the carrier channel, declined as a percentage of total revenue in the first nine months of 2003 compared with 2002. The pressures on margins continued throughout 2003 and we expect them to continue into 2004 as pricing pressures and the longer lead times required in the sale of higher margin data services are mitigated by continued new programs to reduce cost of access.

Third party maintenance expenses decreased $45 million, or 35%, to $85 million for the nine months ended September 30, 2003 compared with $130 million for the nine months ended September 30, 2002. The decrease is primarily a result of our ability to eliminate certain terrestrial, cable station and equipment maintenance contracts, transition certain third party managed costs into employee managed maintenance at lower costs (which is included within “other operating expenses” below) and the re-negotiation of terms and conditions including pricing reductions, of existing contracts for maintenance during the bankruptcy.

Other operating expenses. Other operating expenses decreased $243 million, or 26%, for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002. Other operating expenses primarily consist of (i) real estate and non-income tax related costs; (ii) selling and general and administrative expenses (“SG&A”), including all employee related expenses and professional fees; (iii) bad debt expense; and (iv) cost of goods sold for the cable installation and maintenance segment and for the managed services products sold within the telecommunications services segment.

SG&A decreased $167 million, or 28%, to $420 million for the nine months ended September 30, 2003 compared with $587 million for the nine months ended September 30, 2002. SG&A expenses decreased primarily as a result of our cost reduction and restructuring efforts beginning in August 2001 that have continued throughout 2002 and 2003. The restructuring efforts have resulted in significant declines in employee related costs including salaries, employee benefits, temporary labor, commissions, communications and travel. As outlined above approximately 5,600 employees have been terminated from employment since the restructuring plans commenced in August 2001. This included a significant reduction of employees in early March 2002 under a voluntary severance program, which provided for terms similar to our involuntary program except that the payouts were made in lump sums on the voluntary termination date in March 2002. Therefore, the first nine months of 2002 included significantly higher employee costs.

Cost of sales decreased $35 million, or 19%, to $147 million for the nine months ended September 30, 2003 from $182 million for the nine months ended September 30, 2002. The decrease is a result of a reduced installation projects and cost reduction efforts by the installation and maintenance segment as well as a reductions in vendor prices, due to active negations by the Company, for the managed services product in the telecommunication services segment.

Real estate and other tax related costs declined $26 million, or 21%, to $95 million for the nine months ended September 30, 2003 from $121 million for the nine months ended September 30, 2002. The decrease reflects the impacts of our planned exit of certain leased facilities as defined within the restructuring efforts. As of September 30, 2003, 257 sites, consisting of approximately 4.1 million square feet, have been vacated under the real estate restructuring plan. The 2002 results included real estate expenses for dozens of facilities under operating leases that were rejected within our rights under bankruptcy upon our filing for bankruptcy protection on January 28, 2002. Non-income taxes, specifically taxes on owned real estate and personal property, declined significantly as a result of the substantial impairment of our long-lived asset values recorded during 2001.

Bad debt expense decreased $15 million, or 28%, to $38 million for the nine months ended September 30, 2003 from $53 million for the nine months ended September 30, 2002. The decrease has been a result of improvements in the aging of our account receivables, due to focused collection efforts, enhanced evaluations of customers’ creditworthiness and limits, and recovery of significantly aged amounts through settlements.

We expect to see minor declines in other operating expenses in subsequent quarters in 2003 as a result of additional restructuring activities which have resulted in more headcount reductions, site closings and lower travel and other administrative costs. Following the first quarter we adopted additional restructuring initiatives that resulted in the elimination of 250 more employees, approximately 100 of whom were employees of the installation and maintenance segment. The Company recorded additional charges of $13 million related to these plans in the first nine months of 2003.

Termination of ship charter. GMS was the lessor under a ship-charter with an Asian cable-laying operator, which was terminated during the nine months ended September 30, 2003. GMS received a total of $20 million in cash from the ship-charter, a $10 million initial payment in the first quarter of 2003 and $10 million at the time of termination. During the intervening period from the initial payment to the final termination payment, the initial payment served as prepaid sub-charter rent. The balance of the initial payment not recognized as ship-charter revenue of $5 million at the time of termination and the final termination payment were recorded as a separate component of operating income for the nine months ended September 30, 2003.

Depreciation and amortization. Depreciation and amortization consists of depreciation expense of our property and equipment, and the amortization of customer installation costs. Depreciation expense increased $7 million, or 7%. The increase in depreciation and amortization is a result of additional depreciation from purchases of property and equipment since September 30, 2002.

Other significant components of our Statement of Operations for the nine months ended September 30, 2003 and 2002 include the following:

	Nine Months Ended September 30, (unaudited)
	2003	2002	Increase/ (Decrease)
	(in millions)
Interest expense, net	$(22)	$(64)	$(42)
Other income, net	$24	$66	$(42)
Reorganizations items, net	$(40)	$(117)	$(77)
Provision for income taxes	$(4)	$(1)	$3
Income from discontinued operations	$—	$336	$(336)
Preferred stock dividends	$—	$(19)	$(19)

Interest expense, net. Interest expense decreased $42 million, or 66%. The decrease in interest expense is directly attributable to our bankruptcy filing on January 28, 2002. We ceased accruing for all interest on our outstanding debt following the date of the commencement of our bankruptcy proceedings in accordance with the provisions of bankruptcy reporting contained within SOP 90-7. In January 2002, we recorded $43 million of interest on existing indebtedness that was subsequently stayed as a result of our bankruptcy filing on January 28, 2002 and the balance of the 2002 amount represents interest expense relating to capitalized lease obligations. Interest expense will remain substantially lower than previous levels as we cancelled indebtedness of more than $6.6 billion in connection with the Plan of Reorganization.

Other income, net. Other income, net decreased $42 million, or 64%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The decrease is primarily due to changes in gains and losses resulting from foreign currency impacts on transactions and gains and losses on the sales of property and equipment. Foreign currency transaction gains decreased $20 million to $4 million for the nine months ended September 30, 2003 from $24 million in the same period in 2002. In addition, in the nine months ended September 30, 2002 we recorded a gain on the sale of property and equipment of $29 million as compared to $0 million for the comparable period. Other movements in other income, net were not significant.

Reorganization items. Reorganization items, net decreased $77 million, or 66%, in the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. Reorganization items represent expenses and income that are incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the condensed consolidated statements of operations in accordance with the provisions of SOP 90-7. Reorganization items are comprised of (i) costs related to the employee retention programs, (ii) non-cash charges relating to the write-off of deferred financing fees, (iii) retained professional fee costs associated with the reorganization, (iv) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy, (v) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the bankruptcy court, and (vi) costs incurred in connection with our continued restructuring efforts. The decrease in reorganization items, net was primarily due to recording a $102 million write-off of non-cash deferred financing fees on January 28, 2002 as a result of the bankruptcy filing. Further, in the nine months ended September 30, 2002, our restructuring plans resulted in $100 million of restructuring costs while the comparable restructuring charges for the same period in 2003 was $13 million and professional fees decreased $38 million, period to period. The majority of our restructuring activities post bankruptcy filing occurred in 2002 so we expect to see decreases in 2003. In addition, the number of professional advisors related to the reorganization has also decreased in 2003 and therefore we expect costs to be lower than 2002. Further, in the nine months ended September 30, 2003 we recorded $44 million in vendor settlement gains as compared with $201 million in vendor settlement gains in the nine months ended September 30, 2002. Other reorganizations items were not materially different for the each of the periods.

Provision for income taxes. The provision for income taxes increased $3 million in the nine months ended September 30, 2003 compared with the same period in 2002. The increase is a result of tax benefit being recorded in 2002 related to income tax refunds received as a result of loss carry-backs from 2001 and prior years. The increase is partially offset by reductions in income tax in various jurisdictions in 2003.

Income from discontinued operations. There was no income from discontinued operations for the nine months ended September 30, 2003 as compared to the $336 million for the nine months ended September 30, 2002. There was no income or loss from discontinued operations for the nine months ended September 30, 2003 as we had no discontinued operations during that period. Asia Global Crossing Ltd. (“AGC”) and its consolidated subsidiaries, including Pacific Crossing Ltd. (“PCL”), was our only discontinued operation in the nine months ended September 30, 2002. AGC is presented as a discontinued operations as a result of their filing chapter 11 petitions under the bankruptcy code. As a result of the petitions we lost control of AGC on the filing date and in accordance with SFAS No. 144, AGC’s operations are presented as discontinued operation for all periods. The income from the discontinued operations was primarily from a gain on abandonment of PCL of $552 million and revenues of $79 million offset by operating expenses of $182 million, interest expense of $81 million, loss on sale of securities of $17 and equity in loss of affiliates of $14.

Preferred stock dividends. Preferred stock dividends decreased $19 million, or 100%, for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002. As a result of our filing for bankruptcy on January 28, 2002, we ceased accruing all preferred stock dividends in accordance with SOP 90-7.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At September 30, 2003, our available liquidity consisted of $208 million of unrestricted cash and cash equivalents. In addition, the Company also held $338 million ($6 million of which is included in long-term other assets) in restricted cash. This amount is comprised of (i) $306 million, representing the $301 million in net proceeds from the sale of IPC in December 2001 plus interest, the entire amount of which was distributed to the Bank Lenders upon emergence from bankruptcy in accordance with the Plan of Reorganization, (ii) $13 million restricted cash held in a GCL account in Bermuda under the control of the Joint Provisional Liquidators (“JPLs”), which remainder was distributed to the creditors upon emergence from bankruptcy in accordance with the Plan of Reorganization and (iii) $14 million, primarily attributable to collateral relating to certain guarantees, performance bonds and deposits.

Our working capital decreased $212 million to a deficit of $74 million at September 30, 2003 compared to positive working capital of $138 million at December 31, 2002. This decline is principally due to a decrease in our unrestricted cash balances, primarily due to ongoing operating losses, severance payments, settlement payments to vendors, retention plan and annual incentive plan payments, cash paid for capital expenditures including those from settlements, significant payments to access vendors and significant costs incurred in connection with the bankruptcy proceedings. The overall decline in working capital was partially offset by collections of pre-petition IRV arrangements and income tax refunds primarily received in the third quarter.

Since the fourth quarter of 2001, we have reduced the amount of cash required to fund our operations. Nonetheless, our unrestricted cash balances have continued to decline due primarily to the reasons described above. As of December 9, 2003, we had $367 million in unrestricted cash. Management is currently evaluating our financial forecast in light of anticipated sources of capital.

We currently expect that we will need to obtain up to $100 million in financing to fund our anticipated liquidity requirements through the end of 2004. We are currently seeking to arrange a working capital facility or other financing to provide us with this necessary liquidity. The indenture for the New Senior Secured Notes permits us to incur up to $150 million in additional debt under one or more working capital facilities secured by first priority liens on our assets. If we cannot arrange a working capital facility or raise other financing, ST Telemedia has indicated its intention to provide us with up to $100 million of financial support in additional funds in 2004 to fund our operating needs on such terms and conditions as we and ST Telemedia may agree. ST Telemedia’s intention is based on our commitment to adhere to an operating plan requiring no more than $100 million in additional funds in 2004. If provided, this financial support may be in the form of (i) a guarantee or other support by ST Telemedia in respect of borrowings by us under a working capital facility or other financing (ii) a subordinated loan from ST Telemedia. The indenture for the New Senior Secured Notes does not permit ST Telemedia to lend to us directly on a secured or senior basis.

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

A number of our subsidiaries that are not debtors in our bankruptcy proceedings have significant capital lease obligations that were not be discharged in our bankruptcy proceedings. As of September 30, 2003, the aggregate amount of capital lease obligations of these subsidiaries was $230 million. These subsidiaries were generally not included in our U.S. chapter 11 bankruptcy proceedings since such inclusion may have triggered the commencement of liquidation proceedings against such entities in jurisdictions that do not recognize an equivalent of a chapter 11 reorganization. Some of these subsidiaries could be forced into local insolvency proceedings if their operating results and financial condition do not improve.

A default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under the indenture for the New Senior Secured Notes and may trigger cross-default provisions under any working capital facility or other financing that we may arrange. This could lead ST Telemedia (or transferee note holders) or other lenders to accelerate the maturity of their relevant debt instruments.

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

A significant portion of GMS’s current cash outflows represent payments under ship charters and capital lease obligations. GMS expects to be in default under its’ financial ratio covenant contained in two of these agreements by the end of 2003. GMS is in discussions with the counterparties to these agreements to address the expected breach of such financial covenant, and is discussing with its principal ship charter creditors a possible restructuring of the payment schedules under its agreements with such creditors. If GMS is unsuccessful in these efforts, these parties could terminate such agreements and accelerate GMS’s required payments thereunder. Such an action would trigger cross-default provisions in GMS’s other ship charters and capital lease obligations, as well as the cross-default provisions under the indenture for the New Senior Secured Notes and other financing agreements of ours.

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

Cash Management Impacts

Our unrestricted cash balances decreased $215 million to $208 million at September 30, 2003 from $423 million at December 31, 2002. This decrease primarily resulted from funding operating losses, cash capital expenditures and bankruptcy-related costs (including professional fees for the Company, JPLs and creditors, retention plan costs and severance and real estate exit costs under the restructuring efforts). We remain focused on managing our cash with an objective of reducing the rate at which cash is used. These efforts have been successful in conserving our cash resources and liquidity. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a description of specific actions we have taken to conserve cash resources and liquidity. We continue to actively focus our activities to conserve our cash resources and liquidity.

Cash used by operating activities was $88 million, which includes cash paid for reorganization items of $112 million, for the nine months ended September 30, 2003 as compared to cash used by operating activities of $52 million for the nine months ended September 30, 2003, which includes cash paid for reorganization items of $201 million for the nine months ended September 30, 2002. The $36 million decline in operating cash performance is primarily attributable to the working capital benefit from the bankruptcy filing the first quarter of 2002 (i.e. payables due as of January 28, 2002 were stayed).

Cash used in investing activities was $113 million and $180 million for the nine months ended September 30, 2003 and 2002, respectively. The $67 million decrease in cash used, is primarily attributable to reduction in total cash paid for property and equipment in 2003.

Cash used in financing activities was $14 million and $11 million for the nine months ended September 30, 2003 and 2002, respectively. The financing activities were limited to principal payments under capital lease obligations.

New Global Crossing Capital Structure

New Global Crossing Common and Preferred Stock

New GCL is authorized to issue 55,000,000 shares of common stock and 45,000,000 shares of preferred stock. Pursuant to our Plan of Reorganization on December 9, 2003, New GCL issued 15,400,000 shares of common stock to our pre-petition creditors and issued 6,600,000 shares of common stock and 18,000,000 shares of preferred stock to ST Telemedia. 18,000,000 shares of New GCL common stock will be reserved for the conversion of shares of New GCL preferred stock to be held by ST Telemedia, while an additional 3,478,261 shares of New GCL common stock were reserved for issuance under New GCL’s 2003 Stock Incentive Plan.

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

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our revenue in our carrier sales channel is generated from services to other carriers in the telecommunications industry. For the three and nine months ended September 30, 2003, our revenues from the carrier sales channel represented approximately 59% and 57% respectively of our consolidated revenues.

Off-balance sheet arrangements

GCHL and GCNA remained guarantors with respect to certain real estate lease agreements of GlobalCenter, a former wholly-owned subsidiary, following the sale of GlobalCenter to Exodus Communications, Inc (“Exodus”) in January 2001. The lease agreements related to administrative and technical facilities located throughout the United States, Europe, and the Asia/Pacific region. On an aggregated basis, the annual lease payments averaged approximately $70 million per year over the life of the leases. The remaining lease terms expired between 2002 and 2025. On September 26, 2001, Exodus filed for bankruptcy protection. In October 2001, Exodus executed an agreement with us that provided us with certain rights to direct the disposition of the applicable leasehold interests in Exodus’ bankruptcy proceedings. This agreement, which was subject to the approval of the bankruptcy court overseeing Exodus’ bankruptcy proceedings, would likely have substantially eliminated the risk of acceleration of payments due under these leases as long as obligations under the leases were satisfied by Exodus or us as they became due. In the fourth quarter of 2001 and continuing in January of 2002, prior to our bankruptcy filing, we remitted $6 million to various landlords relating to these leases and pursuant to the agreements. As part of our first day orders in bankruptcy on January 28, 2002, all of the guarantees of Exodus leases were rejected. The lease rejection claims of the applicable landlords (approximately $180 million) are unsecured claims in the Company’s bankruptcy proceeding, which were discharged upon our emergence from bankruptcy.

We have certain letter of credit requirements of approximately $5 million as of September 30, 2003 relating to our workmen’s compensation and employee liability insurance policies. In addition, certain real estate lease obligations require cash collateral to be converted to letters of credit upon the availability of financing. We intend to utilize a working capital facility to fulfill these requirements or to continue to collateralize these obligations with cash.

From time to time, New GCL and certain of its wholly owned subsidiaries may enter into guarantees on behalf of other wholly owned subsidiaries.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to the Company’s December 31, 2002 Annual Report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

Item 4. Controls and Procedures

The Company’s management has carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In connection with such evaluation, management has considered internal control issues identified by Grant Thornton in connection with its audit of the Company’s consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended, which are described below. Based upon management’s evaluation, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed by the Company in reports required to be filed or submitted under the Exchange Act is properly identified, recorded, processed, summarized and reported.

Nonetheless, to address the effectiveness of its internal controls over financial reporting and disclosure controls and procedures on a go-forward basis, the Company:

•	consolidated all security functions under a central organization that reports directly to the Company’s chief information officer and has responsibility for security architecture and operations, audit and compliance, and physical security;

•	implemented a series of billing improvements to substantially reduce the level of manual invoices;

•	will included in the charter of the Audit Committee of New GCL a requirement that the committee pre-approve any related party transactions over a specified dollar amount; and

•	will centralize record keeping for significant, non-recurring transactions.

The Company will continue to ensure the adequacy and professional training of its financial reporting staff and improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures.

There was no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2003 that has materially affected, or that is likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, in connection with the completion of its audit of the Company’s consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended, Grant Thornton identified to the Company’s Audit Committee and management certain internal control deficiencies, including in the following areas: authorization, accounting for and disclosure of certain related party transactions; maintenance of documentation and record keeping for certain non-recurring, significant transactions; delays in filing reports with the SEC and staffing of personnel related to SEC reporting; deficiencies with respect to information system security; misapplication of U.S. GAAP, resulting in the restatements described in our this Annual Report on Form 10-K for the year ended December 31, 2002; and manual invoicing inaccuracies in the billing departments of certain subsidiaries. Grant Thornton has advised the Audit Committee that they considered these internal control deficiencies to be “significant deficiencies” that, in the aggregate, constituted “material weaknesses” under standards established by the American Institute of Certified Public Accountants. Grant Thornton has further advised the Audit Committee that these internal control deficiencies did do not affect Grant Thornton’s unqualified audit report on the Company’s consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 “Contingencies” to the Accompanying Condensed Consolidated Financial Statements for a discussion of certain legal proceedings affecting the Company. There were no material developments with respect to such proceedings during the third quarter of 2003 or thereafter other than disclosed therein.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed as part of this report are listed below.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

During the quarter ended September 30, 2003, GCL filed the following current report(s) on Form 8-K:

1.	Current report on Form 8-K dated June 30, 2003 (date of earliest event reported), filed on July 8, 2003 for the purpose of reporting under Items 7 and 9, the monthly reporting requirements filed with the bankruptcy court for the monthly period May 2003 as required under the Bankruptcy Code.

2.	Current report on Form 8-K dated August 4, 2003 (date of earliest event reported), filed on August 6, 2003 for the purpose of reporting under Items 7 and 9, the monthly reporting requirements filed with the bankruptcy court for the monthly period June 2003 as required under the Bankruptcy Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on December 23, 2003 by the undersigned thereunto duly authorized.

Global Crossing Limited

By:	/s/ Daniel O’Brien
Daniel O’Brien
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)