Form 10-K
period 2003-12-31
GLOBAL CROSSING LTD
filed 2004-03-26
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16201

GLOBAL CROSSING LIMITED

BERMUDA	98-0407042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

WESSEX HOUSE

45 REID STREET

HAMILTON HM12, BERMUDA

(Address Of Principal Executive Offices)

(441) 296-8600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.).   Yes  ☐    No  ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2003, based on the average bid and asked prices of the common stock of the Registrant’s predecessor company on the over-the-counter market on such date of $0.019 per share, was approximately $17.3 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of March 1, 2004, was 22,000,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement to be issued in connection with the 2004 annual general meeting of shareholders (Part III).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

For The Year Ended December 31, 2003

i

PART I

ITEM 1. BUSINESS

Introduction

Global Crossing Limited, or “New GCL,” was formed under the laws of Bermuda in 2003. As discussed below in this Item 1 under “Our Chapter 11 Reorganization,” Global Crossing Ltd., a company formed under the laws of Bermuda in 1997 (“Old GCL”), and a number of its subsidiaries (collectively, the “GC Debtors”) had commenced cases under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). December 9, 2003 was the effective date for the joint plan of reorganization of the GC Debtors. On that date, Old GCL transferred substantially all of its assets to New GCL. New GCL thereby became the parent company of the Global Crossing consolidated group of companies and succeeded to Old GCL’s reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except as otherwise noted herein, references in this annual report on Form 10-K to “Global Crossing,” “the Company,” “we,” “our” and “us” in respect of time periods on or prior to December 9, 2003 mean Old GCL and its subsidiaries (collectively, the “Predecessor”), while such references in respect of time periods after December 9, 2003 mean New GCL and its subsidiaries (collectively, the “Successor”).

We provide telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations, providing a full range of managed data and voice products and services.

Our overall strategy is to be a premier provider of broadband communications services in commercial centers worldwide. We seek to attain market leadership in global data and Internet Protocol (“IP”) services by taking advantage of our extensive broadband network and technological capabilities. Through our Global Marine Systems Limited subsidiary (“Global Marine”), we also provide installation and maintenance services for subsea telecommunications systems.

Our principal executive offices are located at Wessex House, 45 Reid Street, Hamilton, Bermuda. Our principal administrative offices are located at 200 Park Place, Suite 300, Florham Park, New Jersey 07932. Our Internet address is www.globalcrossing.com, where you can find copies of this annual report on Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act, all of which we will make available free of charge as soon as reasonably practicable after such reports are filed or furnished with the Securities and Exchange Commission (the “SEC”).

As of March 1, 2004, we employed approximately 5,000 people, including approximately 4,000 in our telecommunications services segment. Our employee base includes full-time, part-time and temporary employees. We consider our employee relations to be good. None of our employees are currently covered by a collective bargaining agreement, other than approximately 50 employees in our telecommunications services business in the United Kingdom.

We report our results in two business segments: telecommunications services and installation and maintenance services. Although we manage our global operations on a centralized basis, we operate in four geographic segments: North America, Europe, Asia/Pacific and Latin America. See Note 30, “Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K.

Business Strategy

Our strategy has evolved since our inception. In 1997, we began constructing the world’s first independent fiber optic network and initially operated as a “carriers’ carrier” to providers of international telecommunications services. With the completion of our core network and various strategic acquisitions, by mid-2001, we were able to offer an extensive line of IP services, Internet access, and data and voice services to telecommunications carriers and business customers on a cost-effective basis. This broadened focus reflected our transformation from a construction-based wholesaler of network capacity to a value-added telecommunications services provider to global enterprises and carriers. This strategy required significant capital expenditures for continued incremental expansion of the network and for value-added service offerings to new and existing customers.

However, the downturn in the economy and the telecommunications industry in 2001 restricted the amount of capital available to us to invest in our existing business plan. As a result, we focused our resources on selling a standard suite of products and services. We changed our strategy from a growth model requiring significant cash expenditures to a retention model, with a focus on conserving cash and improving services to existing customers. As part of this effort, we integrated global functions such as network operations, customer care, information systems, finance, human resources and sales to align those functional units more appropriately with various regional operating needs. These efforts also resulted in additional reductions of capital expenditures and personnel and the consolidation of real estate facilities, thereby reducing overall operating expenses and streamlining operations.

We believe that these restructuring efforts have allowed us to operate more effectively and efficiently. As conditions improve in the telecommunications market, we expect that our restructuring will leave us well positioned to implement our strategy to be a premier provider of broadband communications services in commercial centers worldwide. We seek to attain market leadership in global data and IP services by taking advantage of our extensive broadband network and technological capabilities. Post-emergence, we have shifted our focus from customer retention to customer acquisition. Our strategy is based on targeting growth market segments with significant requirements for global and multi-national IP and data services. These market segments include regional and multi-national enterprises, federal government agencies, international and domestic carriers, ISPs and wireless service providers. We have aligned our direct sales channels around these segments and are developing partnerships with major systems integrators to reach large enterprise and government customers who seek turn-key solutions to their advanced telecommunications needs. To cover the small business and consumer markets, we are using an indirect channel strategy that includes reseller agents and value-added resellers. By penetrating these markets with the advanced IP services that we can offer, we intend to grow our revenues and change the mix of business to expand margins.

We expect continued growth in the demand for global bandwidth due to a variety of trends. End-user traffic should continue to grow due to increased adoption of broadband access to the Internet by businesses and consumers. We expect the demand for data communications to be driven by the introduction of more powerful computers and software applications, facilitating higher download rates, and increased usage of e-mail, voice-over-IP (“VoIP”) services, streaming video, wireless local area networks, teleconferencing and other innovations. In addition, we expect global enterprises to continue to outsource their networking needs as companies require the use of networks to interact internally as well as with partners, customers and vendors, driving the demand for IP-virtual private networks (“VPNs”) and managed services. We also expect mobile traffic growth to remain strong due to increased adoption of mobile communications, increased usage per mobile connection and increased usage of mobile data applications.

Overview of Our Business

We provide telecommunications services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. We serve many of the world’s largest corporations, providing a full range of managed data and voice products and services.

Our Telecommunications Services

The telecommunications services we provide include voice services, data services and conferencing services. These services are built around a streamlined global service delivery model intended to provide outstanding customer service, including prompt and accurate procurement and billing. Our uCommand® Web-based network management tool allows customers to securely monitor their voice services, create utilization reports, reroute traffic, order new services, create and track trouble tickets and perform online bill payment.

The following is a brief description of our key telecommunications service offerings. See “Comparison of Financial Results” in Item 7 for a breakdown of revenues between voice and data services for 2003, 2002 and 2001.

Voice Services

Our voice services include switched and dedicated outbound and inbound voice services for domestic and international long-distance traffic, toll-free enhanced routing services, calling cards and, in the United Kingdom, commercial managed voice services. Voice services accounted for approximately 68% of our total telecommunications services revenues in 2003.

We carry more than five billion minutes per month over our global voice network. Voice traffic is routed over our network using a VoIP packet-based and time division multiplexing (“TDM”) platform. For carriers who use VoIP for their own voice customers, which is a technology we expect to grow rapidly, we recently introduced a VoIP termination service providing wholesale IP interconnection, transport and call completion of packet-based voice traffic using IP and VoIP and TDM switch technologies.

Our commercial voice services feature end-to-end service level agreements (“SLAs”) that apply to our dedicated commercial voice services globally and guarantee service availability along our network as well as local access circuits. The SLAs support three key areas: end-to-end network availability, guaranteed time of installation and mean time to restore.

Data Services

In addition to our voice and conferencing services, we offer a broad range of telecommunications services that we refer to generally as “data services.” These services include services that provide network interconnectivity to wholesale and retail customers; capacity services; and access services. In the aggregate, data services accounted for approximately 29% of our total telecommunications services revenues in 2003.

•	ATM Service: Our Asynchronous Transfer Mode (“ATM”) service supports multiple data applications with diverse requirements for network transport, prioritization and performance, such as full motion video, one-way video feeds, toll-quality voice, IP and latency/security-sensitive file transfers.

•	Frame Relay Service: Our frame relay service provides a reliable data transport network ideal for partial mesh and hub-and-spoke network applications and traffic that is subject to significant spikes in volume, while providing significant manageability and scalability.

•	IP VPN Service: Global Crossing IP VPN Service™ is a feature-rich IP virtual private network solution that offers enterprises and carriers three classes of service and multiple access options using a highly secure platform. This service, which allows for the convergence of site-to-site voice, video and data traffic into a single connection, is available today in over 50 countries through extended reach relationships with other carriers and is backed by SLAs that can cover latency, packet loss, jitter and availability. Our Remote Access Service is a key enhancement to our IP VPN service that allows enterprises to extend the reach of their wide area networks by supporting simultaneous secure connections for multiple users to their private corporate network from common Internet access methods worldwide.

•

Managed Services: Our managed services support transport for dedicated Internet access, frame relay and ATM services, and are expected to support transport for our IP VPN service in the near future. Our managed services include pre-sales engineering and customer premises equipment (“CPE”) design, equipment procurement, provisioning and installation, and network monitoring and management backed by global SLAs. We can also provide ongoing end-to-end CPE and network management and maintenance support for corporate locations around the globe.

•	Private Line Service: Our international private line service provides secure point-to-point digital connectivity. The service is available between any two points of presence on our network, enabling customers to build private networks that carry business-critical applications at a wide range of speeds.

•	Wavelength Services: Our wavelength services provide customers with an unprotected, bi-directional, point-to-point circuit at speeds of 2.5 gigabits per second (“Gbps”) or 10 Gbps. Wavelength service is a Synchronous Optical Network (“SONET”)/Synchronous Digital Hierarchy (“SDH”) framed signal and is fully compliant with standards set by the Telecommunication Standardization Sector of the International Telecommunication Union.

•	Dedicated Internet Access Service: Our dedicated Internet access service provides always-on, direct high-speed connectivity to the Internet at a wide range of speeds on a global basis.

•	IP Transit Service: Our IP transit service offers carriers and Internet Service Providers Internet connectivity to all worldwide domains connected in Europe, U.S. and Latin America.

•	Internet Dial Service: Our Internet dial service provides remote network users the ability to access the Internet or communicate remotely with a corporate network from different international locations. Traveling users can connect to over 30,000 local numbers in approximately 150 countries worldwide.

•	Colocation Service: Our colocation service allows for the housing of customer equipment within a Global Crossing point of presence or repeater site in order to interconnect with our fiber-optic backbone. Colocation delivers improved speed, stability and security for critical network requirements.

•	Metro Access: Our metropolitan access network service brings our worldwide network capabilities to the customer’s premise in twenty-five major metropolitan markets. Our metro networks are deployed as multi-fiber, self-healing SONET or SDH rings designed to support applied services including broadband, data and voice at a wide range of speeds.

Conferencing Services

We offer a full range of conferencing services, including those described below. Conferencing services accounted for approximately 3% of our total telecommunications services revenues in 2003.

•	Videoconferencing: Our videoconferencing services provide video over IP and ISDN platforms, using multipoint bridging to connect multiple sites. Our newest offering, iVideoconferencing™, sends ISDN calls onto our advanced IP network, minimizing dependence on international ISDN lines for superior quality, reliability and cost savings. Enhanced options available with our videoconferencing services include scheduling, recording and hybrid meetings that combine our audio and video services.

•	Ready-Access®: Ready-Access is a market leading audio on-demand/reservationless audio conferencing service. The service provides permanent access for telephonic meetings, connecting up to 96 lines at a time. Toll-free access is provided in North America and, through our Ready Access Global 800 product enhancement, in key business markets worldwide. Other product enhancements include Ready-Access Web Meeting and Emeeting, which allow conference participants to share documents, presentations, data and feedback over the Internet. Additionally, users can manage their calls and change account options on-line.

•	Event Call: Event Call provides highly reliable, operator assisted, full-service conference calls. Participants can access this service by dialing in on either a toll or a toll-free number, or by being dialed out to by an operator. Although the average number of participants on an Event Call ranges from 50-100, this service is suitable for as few as three or up to thousands of participants. Enhanced service options include PostView® conference playback, taping/transcription service, translation services and on-line participant lists.

Telecommunications Sales and Principal Customers

We focus our sales and marketing efforts on enterprise and carrier customers requiring significant telecommunications services. We currently employ approximately 790 sales and sales support employees worldwide for the following sales channels.

Carrier Sales Channel

We offer telecommunications carriers access to our fiber optic network providing a robust combination of global reach and bandwidth. As an owner and operator of an international network, we can offer carriers a broad range of voice, data and infrastructure services at competitive price and service levels. We focus on local, national and global cable and wireless telecommunications carriers and on facilities and non-facilities based resellers, systems integrators and application service providers. We provide services in North America, Latin America, Europe and the Asia/ Pacific region. There are approximately 1,000 carriers in these markets.

Enterprise Sales Channel

Through the enterprise sales channel, we target mid-sized businesses, large multi-national enterprises, systems integrators, higher educational institutions and governmental entities. We target these customers in North America, Europe, Latin America and the Asia/Pacific region.

Conferencing Sales Channel

This channel is used to offer audio, video and Web-based conferencing services to commercial enterprises and both governmental and non-governmental organizations.

Our Network

Our network comprises a series of network assets that operate in most major business centers in the world. At the base of our network are subsea and terrestrial fiber-optic cables that connect North America, South America and Western Europe which we own or, in certain cases, in respect of which we hold long-term indefeasible rights of use (“IRUs”). These fiber-optic assets and related equipment (the “GC Fiber Network”) were engineered to be a state-of-the-art telecommunications network providing seamless, broadband connectivity to over 20 countries through a combination of subsea cables, national and international networks and metropolitan networks.

In addition to the GC Fiber Network, we own network switching and routing equipment providing us with the ability to monitor and manage traffic over fiber-optic assets leased by us on a non-IRU basis (including our rights in respect of East Asia Crossing and Pacific Crossing-1, as described below under “Asian Operations”). We refer to these portions of our network, together with the GC Fiber Network, as the “Core Network.”

The Core Network has points of presence (“POPs”) throughout the world, including approximately 800 major, regional POPs (“Regional POPs”) in over 200 major cities. These Regional POPs serve multiple customers and have the capability to add and drop multiple customer and network circuits onto and off of our backbone network. As described below, approximately 500 of these Regional POPs are located on the GC Fiber Network and house transmission add/drop multiplex equipment (devices similar to routers that can add or drop signals) that we own (“GC Fiber Regional POPs”). The remaining approximately 300 Regional POPs are located on leased transmission facilities. We have over 400 additional POPs that house minor IP peering points or legacy financial markets segment-related equipment, or that serve dedicated customer locations.

The North American network portion of the GC Fiber Network comprises approximately 19,000 route miles of fiber in the U.S. and Canada, most of which consists of IRUs in fibers purchased from other carriers. It has approximately 170 GC Fiber Regional POPs, 22 integrated service platform sites, three subsea cable landing stations and five primary international voice gateway sites. The North American network carries voice, data and private line services over our SONET, IP and ATM backbones, all traversing 2.5 and 10 Gbps dense wavelength division multiplexing (“DWDM”) transmission systems. IP and ATM are methods of sending audio, video and computer data at the same time over one high-speed digital line. DWDM technology makes it possible simultaneously to transmit data at more than one wavelength, thereby allowing the transmission of multiple signals through the same fiber at different wavelengths.

The Western European network portion of the GC Fiber Network comprises approximately 14,000 route miles of fiber, most of which is contained in cable that we own on an IRU basis. This network has approximately 60 GC Fiber Regional POPs, six cable landing stations, and two international voice and three international data gateway sites. The Western European network carries voice, data and private line services over our SDH, IP and ATM backbones, all traversing 2.5 and 10 Gbps DWDM transmission systems.

The Global Crossing UK network portion of the GC Fiber Network comprises approximately 6,400 route miles of fiber, most of which is leased. This network has approximately 270 GC Fiber Regional POPs, 49 of which are core nodes and 173 of which are in customer locations.

The subsea network portion of the GC Fiber Network comprises five rings of fiber optic cable owned by us: Atlantic Crossing-1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”) and Pan American Crossing (“PAC”). SAC is integrated with a 1,600 mile terrestrial route connecting Argentina and Chile, and PAC is integrated with a 2,300 mile terrestrial ring route within Mexico. In the aggregate, these systems span approximately 39,000 route miles and have 27 landing points on three continents, North America, South America and Europe. These are all two or four fiber strand pair cables equipped with 10 Gbps DWDM transmission systems. AC-2 consists of two fiber strand pairs in a cable containing four fiber strand pairs that was co-built with Level 3 Communications, Inc. These systems include 17 GC Fiber Regional POPs in the Latin America and Caribbean regions. In addition, as described below under “Overview of our Business—Asian Operations,” we have rights in capacity on trans-Pacific (“PC-1”) and Asia/Pacific (“EAC”) fiber optic cable systems owned by former subsidiaries of ours or their successors.

Our IP network utilizes a single Autonomous System Number (“ASN”). We have 85 distinct IP hubs, 41 of which have public or private peering interconnect circuits. The single ASN implies a greater degree of integration than that which exists in a multiple ASN system. Having a global ASN allows us to deploy certain technologies, such as MultiProtocol Label Switching (“MPLS”), sooner and on a global basis. It also provides our international customers with a more global appearance in the global Internet routing table.

Our IP network utilizes a MPLS Cisco core with a mixture of Cisco and Juniper devices at the edge of the network. The network carries approximately 80 Gbps of total IP traffic, of which 8 Gbps is voice traffic. The network is considered a Tier 1 backbone and is quality-of-service (“QOS”) enabled, which allows different types of data to be assigned different priorities, such that, for example, voice can always have priority over IP VPN and Internet traffic.

We operate our Core Network from three primary network operations centers. The Global Network Operations Center (“GNOC”) in London manages our subsea cable systems and our Western European and Global Crossing UK networks. The North America Network Operations Center, located in Southfield, Michigan, manages the global voice network and the North American transport network. The Global Data Services Network Operating Center, located in Phoenix, Arizona, manages the global IP and Frame Relay/ATM networks. In addition, we have a small network operating center in New York City that provides redundant IP and ATM network management capability.

Together with those locations connected directly by the Core Network, through network to network interface agreements with other service providers we deliver services in total to more than 500 major cities in over 50 countries worldwide.

Asian Operations

Asia Global Crossing Ltd. (together with its consolidated subsidiaries, “Asia Global Crossing”) was originally established as a joint venture on November 24, 1999. We contributed to the joint venture our development rights in East Asia Crossing (“EAC”), an approximately 11,000 mile undersea network intended to link several countries in eastern Asia, and our then majority interest in Pacific Crossing-1 (“PC-1”), an undersea system connecting the United States and Japan. Softbank Corporation (“Softbank”) and Microsoft Corporation (“Microsoft”) each contributed $175 million in cash to Asia Global Crossing and together committed to purchases of at least $200 million in capacity on our network over a three-year period. Softbank and Microsoft also agreed to use Asia Global Crossing’s network in the region, subject to specified conditions. The resolution of these commitments is described below in Item 3, “Legal Proceedings.” On October 12, 2000, Asia Global Crossing completed an initial public offering of shares of common stock, and we contributed to Asia Global Crossing certain joint venture interests we had in networks in Japan and Hong Kong. After giving effect to the initial public offering and related transactions, our equity interest in Asia Global Crossing was reduced to 56.9%.

Prior to November 17, 2002, we provided services in most of the major markets of East and Southeast Asia using a fiber optic cable system owned by Asia Global Crossing and through local partners. On November 17, 2002, Asia Global Crossing and one of its wholly owned subsidiaries, Asia Global Crossing Development Company, filed voluntary petitions for relief under the Bankruptcy Code. On the same date, Asia Global Crossing commenced joint provisional liquidation proceedings in the Bermuda Supreme Court. Similarly, on July 19, 2002, Pacific Crossing Ltd., a majority owned subsidiary of Asia Global Crossing, and certain of its subsidiaries (together, “PCL”) filed voluntary petitions for relief under the Bankruptcy Code. The services we provide between the United States and Asia are provided on the PC-1 fiber optic cable system, which is owned by PCL. Asia Global Crossing’s and PCL’s bankruptcy cases are being administered separately from each other and were not consolidated with the GC Debtors’ chapter 11 cases.

On March 10, 2003, Asia Netcom Corporation Limited (“Asia Netcom”), an investment vehicle that was wholly-owned by a consortium consisting of China Netcom International Limited (“China Netcom”), Newbridge Capital LLC and SB Asia Infrastructure Fund L.P., purchased substantially all of the assets of Asia Global Crossing in a sale pursuant to Section 363 of the Bankruptcy Code. China Netcom subsequently acquired the interests of its other two partners in Asia Netcom. On June 11, 2003, Asia Global Crossing’s bankruptcy cases were converted into chapter 7 liquidation proceedings, one result of which will be that our equity stake in Asia Global Crossing will be canceled for no consideration.

On April 15, 2003, PCL entered into an asset purchase agreement pursuant to which it agreed to sell substantially all of its assets, including PC-1, to Pivotal Telecom, LLC (“Pivotal”). However, such sale was not consummated and we understand that a subsequent dispute has arisen between PCL and Pivotal regarding the asset purchase agreement. In any case, we will receive no recovery in PCL’s bankruptcy case in our capacity as an indirect equity holder in PCL.

We entered into an agreement with PCL under which PCL has agreed that the trans-Pacific capacity that we currently utilize will continue to be made available to us until September 30, 2004. Prior to the expiration of such agreement, we expect to extend this short-term arrangement or to secure trans-Pacific capacity on a long-term basis. We and PCL each have outstanding disputed claims against the other. PCL claims that monies are owed to it by us principally as a result of the prior provision of capacity and maintenance services to us on PC-1. Our claims against PCL relate to network operation and subsea maintenance services provided by us to PCL and ancillary matters.

On March 5, 2003, we entered into a settlement agreement with Asia Global Crossing (the “AX Settlement Agreement”) pursuant to which, among other things:

•	we and Asia Global Crossing agreed to continue to provide certain telecommunications services to one another through December 31, 2003 (the “Intra-Asia Telecom Services Arrangement”);

•	any and all exclusivity and non-compete restrictions between the two companies were eliminated, including restrictions on our ability to compete in the Asian market;

•	Asia Global Crossing remitted $2.5 million and, upon our meeting certain milestones arising out of the execution and implementation of an agreement currently being negotiated by us and Asia Netcom pursuant to which Asia Netcom’s network will be transitioned and separated from our network, Asia Netcom will remit an additional $2.0 million to us;

•	we agreed to provide certain interim management services to Asia Global Crossing that are no longer being provided;

•	Asia Global Crossing agreed to continue to purchase maintenance services from Global Marine pursuant to an existing agreement for a one-year term effective March 1, 2003 (which agreement was not subsequently renewed); and

•	Asia Global Crossing agreed to provide us, upon our meeting certain milestones, with a $3 million credit (the “EAC Credit”) and a 30% discount (not to exceed $10 million) (the “EAC Discount”) on market-based prices for services on Asia Global Crossing’s East Asia Crossing network, which connects Japan, Hong Kong, Taiwan, Korea, Malaysia, the Philippines and Singapore.

The rights and obligations of Asia Global Crossing under the AX Settlement Agreement have been assigned to and assumed by Asia Netcom.

As of December 31, 2003 and January 15, 2004, we entered into a series of agreements with Asia Netcom pursuant to which, among other things, (i) the Intra-Asia Telecom Services Arrangement was extended through December 31, 2005, (ii) each party purchased certain telecommunications capacity from the other and (iii) we purchased certain telecommunications equipment from Asia Netcom. A portion of the consideration provided by us to Asia Netcom was in the form of a $2.5 million reduction of the EAC Credit.

We ceased consolidating Asia Global Crossing’s results effective as of November 17, 2002, the date of Asia Global Crossing’s bankruptcy petition. Accordingly, the financial position and results of operations of Asia Global Crossing are presented as discontinued operations for the periods presented in this annual report on Form 10-K. See Note 7 “Discontinued Operations and Dispositions” to our consolidated financial statements included in this annual report on Form 10-K.

Our Installation and Maintenance Services

In addition to our telecommunications services business, we own an installation and maintenance services business called Global Marine, which installs and maintains subsea fiber optic cable systems for carrier customers worldwide with a fleet of cable-laying and maintenance vessels. Global Marine is the world’s largest submarine cable maintenance and installation company. None of the Global Marine operating entities filed for bankruptcy protection.

Global Marine operates an advanced fleet of cable ships and subsea vehicles consisting of 15 cable ships, one installation barge, 23 remotely operated vehicles and 9 cable ploughs.

Global Marine employs approximately 1,000 people worldwide, with most of them based at sea. Almost half of its total staff comprises temporary or part-time personnel. Global Marine’s head office is in Chelmsford, Essex in the United Kingdom, with regional offices in Singapore, covering South East Asia and the Pacific Rim, and Ft. Lauderdale, Florida, covering North and South America. Global Marine also has depots in Batangas, Philippines; Batam, Indonesia; Bermuda; Kobe, Japan; Portland, UK; Suva, Fiji; and Victoria, British Columbia, Canada. In addition, Global Marine works closely with joint venture partners in Singapore, Japan and China.

Global Marine’s range of services includes:

•	Installation of subsea fiber optic cable;

•	Zone-based, private shared subsea cable maintenance contracts;

•	Single or multiple repair cable ships on continuous standby, anywhere in the world;

•	Leading edge cable recovery and burial tools;

•	Expertise in cable jointing and fiber optic transmission technology;

•	Logistics management of spare subsea cable and joints/repeaters;

•	Post repair charting services;

•	Post repair burial services; and

•	Periodic inspection and cable protection improvement services.

Since the late 1980s, there has been over 880,000 kilometers of fiber optic cable installed worldwide, with approximately 800,000 kilometers remaining after recovery of redundant cable. Global Marine has installed approximately 30% of the cable laid and has performed approximately 40% of reported worldwide repairs. Due to adverse conditions in the telecommunications industry, during 2002 and 2003 subsea installation of fiber optic cable accounted for only $68 million (approximately 32%) and $42 million (approximately 25%), respectively, of Global Marine’s aggregate revenues in those years, as compared to $364 million or approximately 68% of aggregate revenues in 2001. These adverse conditions in the subsea installation business are expected to continue for the foreseeable future in light of the current worldwide surplus of fiber optic capacity, and have had a material adverse impact on Global Marine’s results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Condition and State of Liquidity.”

In addition to subsea telecommunication cable installation and maintenance, Global Marine provides a comprehensive range of associated services, including route engineering, charting services, fishery liaison, shallow water services and specialized training for cable jointers at its UK training school and, in conjunction with a local partner, at a training school in Shanghai, China. In addition, Global Marine plans to diversify its business by entering or increasing its activity in marine markets such as oil and gas, environmental/scientific monitoring, defense/security and alternative forms of power generation. It is premature to predict the outcome of these diversification efforts.

On February 27, 2004, we announced that we had retained Citigroup Global Markets Inc. as our financial advisor to assist us in exploring strategic alternatives regarding Global Marine, including the potential sale of such business.

Network Security Agreement

Consummation of the purchase agreement described below under the caption “Our Chapter 11 Reorganization” was conditioned on the receipt of all required regulatory approvals, including the approval of the U.S. Government under Section 721 of the Defense Production Act, of the investment in New GCL by Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”). In order to obtain this approval, which was received on September 23, 2003, we entered into an agreement (the “Network Security Agreement”) with certain agencies of the U.S. Government to address the U.S. Government’s national security and law enforcement concerns. The Network Security Agreement is intended to ensure that New GCL’s operations do not impair the U.S. Government’s ability (1) to carry out lawfully-authorized electronic surveillance of communications that originate and/or terminate in the United States; (2) to prevent and detect foreign-based espionage and electronic surveillance of U.S. communications; and (3) to satisfy U.S. critical infrastructure protection requirements. Failure to comply with our obligations under the Network Security Agreement could result in the revocation of our telecommunications licenses by the Federal Communications Commission (“FCC”).

While our operations were generally consistent with the requirements of the Network Security Agreement, we have initiated a number of operational improvements in order to ensure full implementation of, and compliance with, the Network Security Agreement. These improvements relate to information storage and management, traffic routing and management, physical, logical, and network security arrangements, personnel screening and training, and other matters. Implementation of and compliance with the Network Security Agreement requires significant upfront and ongoing capital and operating expenditures that are incremental to the Company’s historical levels of such expenditures. We estimate that these incremental expenditures will be approximately $5 million in 2004 and approximately $2.5 million in subsequent years; however, the actual costs could significantly exceed these estimates. While implementation of the Network Security Agreement may increase our ability to compete for contracts to provide telecommunications services to the U.S. Government, there can be no assurance that any such contracts will be awarded.

The Network Security Agreement affects New GCL’s corporate governance as well. The New GCL Board of Directors must maintain a Security Committee comprised solely of directors who are U.S. citizens and who already possess or are eligible to possess a U.S. security clearance. These “Security Directors” must satisfy the independent director requirements of the New York Stock Exchange, regardless of whether any of New GCL’s securities are listed on such exchange. At least half of the members of the New GCL board nominated by ST Telemedia must be Security Directors. See Item 10 below. A Security Director must be present at every meeting of the board of directors of New GCL and of any of our U.S. subsidiaries unless such meeting in no way addresses or affects our obligations under the Network Security Agreement.

Competition

The telecommunications industry is intensely competitive and has undergone significant change in recent years. Beginning in the late 1990s, a number of new competitors entered the market and commenced network construction activities, resulting in a significant expansion of worldwide network capacity. In 2001, it became clear that, at least in the short-term, actual demand was failing to keep pace with available supply, resulting in intense price pressure and, in many cases, an unsustainably low ratio of revenues to fixed costs. Market valuations of debt and equity securities of telecommunications companies, particularly new providers, decreased precipitously as the financial condition of many carriers deteriorated. In the last three years, a number of these competitors have attempted to reorganize, or have completed reorganizations, under chapter 11 of the Bankruptcy Code. Several competitors have emerged from bankruptcy with significant improvements to their financial condition or as newly formed entities that have acquired the assets of others at substantial discounts relative to their original cost.

At the same time, the regulatory environment has changed and continues to change rapidly. Although the Telecommunications Act of 1996 and actions by the FCC and state regulatory authorities have had the general effect of promoting competition in the provision of communications services, they also have allowed the incumbent carriers to begin to provide long distance services in many states. These effects, together with new technologies, such as VoIP, and the importance of data services, have blurred the distinctions among traditional communications markets. As a result, a competitor in any of our business areas is potentially a competitor in our other business areas.

Many of our existing and potential competitors have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, and significantly larger installed customer bases. The following summarizes the competition we face by type of competitor.

Incumbent Carriers

In each market that we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. In the United States, these are primarily the domestic regional Bell operating companies, or RBOCs, which include BellSouth, Verizon,

Qwest Communications and SBC Communications. Outside the United States, in many markets we face competition from the foreign incumbents, including companies such as British Telecom, France Telecom, Telecom Italia, Telefónica, Telstra and Deutsche Telekom. We compete with the incumbent carriers in our markets for local exchange and other services on the basis of product offerings, price, quality, capacity and reliability of network facilities, state-of-the-art technology, route diversity, ease of ordering and customer service. Because our fiber optic systems have been recently installed, compared to some of the networks of the incumbent carriers, our networks’ architectures and technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks. However, the incumbent carriers have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. Competition, however, is not based on any proprietary technology. Domestic incumbent carriers also have received regulatory approval to provide and have begun to provide long distance voice service in a number of regions. In their own domestic markets, the foreign incumbents have the advantages of network concentration, significant existing customer bases and, in many cases, regulatory protection from competition.

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

Data Service Competitors

We face, and expect to continue to face, competition for Internet access and other data services from telecommunications companies, including AT&T, MCI, Sprint Corporation, Colt Telecom Group plc, Equant N.V., the foreign incumbents, online service providers, DSL service providers and Internet service providers and web hosting providers.

Conferencing Competitors

In addition to competitors that provide voice and data services generally, our conferencing business competes with companies that specialize in conference communications, such as InterCall, a division of West Corporation.

Other Business Competitors

In addition to the above providers, we have other competitors, including XO Communications, Level 3, IDT Corporation and WilTel Communications, which are companies that deliver bandwidth-enabled services internationally on newly built or undeveloped terrestrial and subsea fiber optic networks.

Installation and Maintenance Competition

Although Global Marine is the world’s leading independent marine services company to the telecommunications industry based on revenue, it faces competition from multiple market participants. There are currently two other major system supply and maintenance companies in the subsea cable industry, Tyco and Alcatel Submarine Networks.

Our Chapter 11 Reorganization

Events Leading Up to the Chapter 11 Reorganization

Our business plan until late 2001 called for significant capital expenditures to continue the incremental expansion of our network, particularly in metropolitan areas, and to develop broad managed service offerings to new enterprise customers. These capital requirements were to have been funded by the sale of capacity on the completed network or through asset sales. However, we became unable to fund our business plan due to (i) the downturn in the economy in 2001, particularly in the telecommunications sector, which adversely affected our operating results and (ii) increased fiber system builds by new entrants and increased competition, which depressed prices for telecommunications services and lowered profitability. The financial difficulties experienced by industry participants severely impacted available capital for the telecommunications sector. As capital tightened up, many companies, including us, were forced to seek bankruptcy protection.

Commencement of the Chapter 11 and Bermuda Cases

On January 28, 2002 (the “Commencement Date”), Old GCL and fifty-four of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

On the same date, Old GCL and certain of its Bermuda subsidiaries commenced insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On such date, the Bermuda Court granted an order appointing Malcolm Butterfield, Jane Moriarty and Philip Wallace, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of Old GCL and those Bermuda subsidiaries. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these companies’ businesses under the control of their boards of directors and under the supervision of the Bankruptcy Court and the Bermuda Court.

Twenty-five additional subsidiaries of Old GCL subsequently commenced chapter 11 cases and, where applicable, Bermuda insolvency proceedings under the supervision of the JPLs to coordinate the restructuring of those companies with the restructuring of Old GCL.

The Purchase Agreement and the Plan of Reorganization

On March 25, 2002, the Bankruptcy Court approved bidding and auction procedures for the potential sale of the Company’s businesses. As the auction process came to an end in late July of 2002, Hutchison Telecommunications Limited (“Hutchison”) and ST Telemedia were invited by us and representatives of our creditors to negotiate the definitive terms of a proposed investment in the Company. Extensive negotiations led to the execution of a definitive Purchase Agreement, dated as of August 9, 2002, among the Company, Global Crossing Holdings Ltd., the JPLs, Hutchison, and ST Telemedia (the “Purchase Agreement”).

Under the Purchase Agreement, Hutchison and ST Telemedia agreed to invest a total of $250 million for a 61.5 percent equity interest in New GCL, a newly formed Bermuda company to which Old GCL would transfer substantially all of its assets (including stock in subsidiaries). The Purchase Agreement also set forth the basic terms of a restructuring with our banks and unsecured creditors. In summary, those parties were to receive common shares representing 38.5 percent of the equity in New GCL, approximately $328 million in cash, $221 million in cash payments beyond the Effective Date under agreed upon terms and $200 million of new debt in the form of senior secured notes (the “New Senior Secured Notes”). Based on subsequent agreement among the parties, our banks and unsecured creditors received an additional $200 million in cash rather than the New Senior Secured Notes, and ST Telemedia invested $200 million and became the holder of the New Senior Secured Notes. The Bankruptcy Court approved the Purchase Agreement on August 9, 2002.

On September 16, 2002, we filed a chapter 11 plan of reorganization (as amended, the “Plan of Reorganization”) and accompanying disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. The Plan of Reorganization implements the terms of the Purchase Agreement with respect to the chapter 11 cases. On October 21, 2002, the Bankruptcy Court approved the Disclosure Statement and related voting procedures. On October 24, 2002, Old GCL and each of the other GC Debtors incorporated in Bermuda were granted approval by the Bermuda Court to hold meetings of their creditors for the purpose of considering and voting on schemes of arrangement (the “Schemes”). The Schemes implement the terms of the Purchase Agreement with respect to the Bermuda cases, essentially by incorporating the terms of the Plan of Reorganization. On December 26, 2002, the Bankruptcy Court entered an order confirming the Plan of Reorganization. Similarly, on January 3, 2003, the Bermuda Court sanctioned the Schemes (the Bermuda equivalent to confirmation).

Consummation of the Purchase Agreement was subject to various conditions, including the receipt of regulatory approvals. In particular, each of the parties had the right to terminate its obligations under the Purchase Agreement in the event that such regulatory approvals had not been obtained by April 30, 2003 (the “Voluntary Termination Date”). On the Voluntary Termination Date, we had not obtained all the regulatory approvals necessary to complete the transaction and it became apparent that the Committee on Foreign Investment in the United States (“CFIUS”) would not approve the transaction with Hutchison participating in it. On that date, Hutchison withdrew from the Purchase Agreement and ST Telemedia exercised its option under the Purchase Agreement to assume all of Hutchison’s rights and obligations thereunder. As a result, ST Telemedia agreed to increase its original $125 million investment to a total of $250 million for a 61.5 percent equity interest in New GCL on the effective date of our Plan of Reorganization. The withdrawal by Hutchison and related assumption by ST Telemedia required us to file amended applications for regulatory approvals with CFIUS, the FCC and other regulatory authorities.

After several extensions of the Voluntary Termination Date and the receipt of all regulatory approvals required to effectuate the Purchase Agreement, on November 28, 2003, we decided to amend the Plan of Reorganization to provide an additional $200 million of cash to our banks and unsecured creditors in lieu of the New Senior Secured Notes. ST Telemedia advised us that it would purchase the New Senior Secured Notes to provide the funding to effectuate that amendment. The amendment was approved by the Bankruptcy Court on December 4, 2003 and by the Supreme Court of Bermuda on December 5, 2003. The Plan of Reorganization became effective on December 9, 2003.

Effect of Consummation

The Plan of Reorganization governs the treatment of claims against and interests in each of the GC Debtors. On the effectiveness of the Plan of Reorganization, all pre-petition claims against and interests in each of the GC Debtors (other than interests and certain claims held by us) were discharged and terminated. Creditors of the GC Debtors received the following distributions under the plan:

•	Holders of allowed administrative expense claims (post-petition claims relating to actual and necessary costs of administering the bankruptcy estates and operating the businesses of the GC Debtors) and priority claims (principally taxes and claims for pre-petition wages and employee benefit plan contributions) were generally paid in full in cash.

•	Holders of certain secured claims were paid in full in cash or had their debt reinstated or collateral returned.

•	The remaining pre-petition creditors received in the aggregate a combination of 38.5% of the equity in New GCL, approximately $528 million in cash, $221 million in cash payments beyond the Effective Date under agreed upon terms and the entire beneficial interest in the liquidating trust as described below. (For a description of New GCL’s equity securities, see Item 5 herein.)

•	Holders of Old GCL common and preferred shares did not receive any distribution under the plan.

•	Holders of preferred shares of Global Crossing Holdings Ltd. (“Old GCHL”), a direct subsidiary of Old GCL whose assets were transferred to New GCL and its subsidiaries pursuant to the plan, did not receive any distribution under the plan.

As a result of the effectiveness of the Plan of Reorganization, New GCL became the parent company of the Global Crossing group and, among other things, succeeded to Old GCL’s reporting obligations under the Exchange Act. However, New GCL and its subsidiaries did not assume any liabilities of Old GCL or the other GC Debtors other than the “Assumed Liabilities,” which are generally defined in the Plan of Reorganization to include the following: (i) ordinary course administrative expense claims, (ii) priority tax claims, (iii) certain secured claims, (iv) obligations under agreements assumed by the GC Debtors in our chapter 11 cases and (v) obligations under the Purchase Agreement. In addition, prior to the effectiveness of the Plan of Reorganization, New GCL elected to assume essentially all the administrative claims against Old GCL and the GC Debtors rather than setting aside an estimate of the funds needed to cover those amounts.

The GC Debtors’ bankruptcy proceedings in general, and the Plan of Reorganization in particular, have had and will have many other important consequences for us. For example, many of the executory contracts and leases of the GC Debtors were rejected in the bankruptcy process, significantly decreasing our contractual obligations going forward. In addition, the GC Debtors transferred to a liquidating trust established for the benefit of the creditors approximately $7 million in cash and certain of the GC Debtors’ rights, credits, claims and causes of action for preferences, fraudulent transfers and other causes of action and rights to setoff. Reference is made to the Plan of Reorganization attached to the Disclosure Statement, which is filed as an exhibit to our 2002 annual report on Form 10-K, for a complete description of the GC Debtors’ plan of reorganization and the consequences of its consummation.

Accounting for Consummation of the Plan

We have a significantly restructured balance sheet as a result of the consummation of the Plan of Reorganization and the resultant discharge of the GC Debtors’ prepetition liabilities. We have implemented the “fresh start” accounting provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” which we refer to as SOP 90-7. The fresh start accounting provisions required us to establish a “fair value” basis for the carrying value of the assets and liabilities for reorganized Global Crossing. The impact of the implementation of “fresh start” accounting is set forth in our current report on Form 8-K filed with the SEC on December 23, 2003.

Cost Reduction Initiatives

We initiated significant cost reduction and related restructuring efforts commencing in August 2001 that continued throughout our chapter 11 reorganization. These efforts resulted in year-over-year reductions in “other operating expenses” from approximately $2.080 billion in 2001 to approximately $1.208 billion in 2002 and $908 million in 2003. In addition, we completed the construction of our core network of interconnecting subsea and terrestrial fiber-optic cables in 2001 and we substantially reduced non-critical capital spending, resulting in a decrease in cash paid for purchases of property and equipment from approximately $2.643 billion in 2001 to approximately $281 million in 2002 and $152 million in 2003. We intend to continue to focus on cash conservation and cost containment, although future reductions in operating and capital expenditures of the magnitude realized during our chapter 11 reorganization will not be possible.

Regulatory Overview

Overview

The construction and operation of our facilities and our provision of telecommunications services subjects us to regulation in many countries throughout the world.

In the United States, the Telecommunications Act of 1996, or the Telecom Act, which substantially revised the Communications Act of 1934, has established the regulatory framework for the introduction of competition for local telecommunications services by new competitive entrants such as us. Prior to the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier—often a former subsidiary of AT&T, known as a regional Bell operating company, or RBOC—which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services in most locations in the United States. The RBOCs, following some recent consolidation, now consist of the following companies: BellSouth, Verizon, Qwest Communications and SBC Communications.

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

We believe that the Telecom Act provided the opportunity to accelerate the development of competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors’ entry into the local exchange market. We have developed our business and designed and constructed our networks in part to take advantage of the features of the Telecom Act that require cooperation from the incumbent carriers, and believe that the continued viability of the provisions relating to these matters is critical to the success of the competitive regime contemplated by the Telecom Act.

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

The following is a summary of the interconnection and other rights granted by the Telecom Act that are most important for full local competition and our belief as to the effect of the requirements on our business, if properly implemented:

•	Interconnection with the networks of incumbents and other carriers, which permits customers of ours to exchange traffic with customers connected to other networks;

•	Local loop unbundling, which allows us to selectively gain access to incumbent carriers’ facilities and wires that connect the incumbent carriers’ central offices with customer premises, thereby enabling us to serve customers on a facilities basis even though they are not directly connected to our networks;

•	Reciprocal compensation, which mandates arrangements for local traffic exchange between us and both incumbent and competitive carriers and compensation for terminating local traffic originating on other carriers’ networks, thereby improving our margins for local service;

•	Number portability, which allows customers to change local carriers without changing telephone numbers, thereby removing a significant barrier for a potential customer to switch to our local voice services;

•	Access to phone numbers, which mandates assignment of new telephone numbers to our customers, thereby enabling us to provide telephone numbers to new customers on the same basis as the incumbent carrier; and

•	Colocation of telecommunications equipment in incumbent central offices, which enables us to have direct access to unbundled loops and other network elements and facilitates their efficient integration with our switching and other network facilities.

As part of its statutorily required periodic review of its list of unbundled elements, the FCC initiated its “Triennial Review” proceeding and, on August 21, 2003, the FCC released its Triennial Review Order, which is in excess of eight hundred pages. Numerous parties, including both incumbent and competitive carriers, filed petitions for review of the Triennial Review Order in various of the federal courts of appeals throughout the country. These petitions have been consolidated and transferred to the United States Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of these consolidated proceedings.

In the Triennial Review Order, the FCC altered the framework of its prior decisions implementing the Telecom Act. The Order preserves the basic structure of the Telecom Act, although it contains provisions that may make it more difficult for competitive carriers such as us to compete with the RBOCs. In addition, in USTA v. FCC, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded substantial portions of the Triennial Review Order. Given the breadth and complexity of the Order and because it is subject to further judicial review, it is difficult for us to evaluate its overall effect on our operations. We summarize those portions of the FCC’s Triennial Review Order and the D.C. Circuit’s decision in USTA with the most direct relevance to our operations below.

The FCC’s decision contains the following relevant provisions:

“Network Element”: The FCC reaffirmed its previous interpretation of the definition of “network element,” as requiring incumbent local exchange carriers (“ILECs”) to make available to competing (or requesting) carriers discrete network elements that are capable of being used in the provision of a telecommunications service, including features, functions, and capabilities of a physical facility or equipment. The FCC also revised its definition of the statutory “impair” standard (which determines when an ILEC must make unbundled network elements (“UNEs”) available to its competitors) and added a definition of “qualifying service” (which determines for what purposes an ILEC must make unbundled network elements so available).

Unbundled Switching Network Element Platform (UNE/P) for High Capacity Enterprise Customers: The FCC found that, in most areas, competitive local exchange carriers can overcome barriers to serving enterprise customers, i.e. those served by DS1 and higher capacity loops (transmission facilities from telephone company switching offices to customer premises), using their own switching facilities in combination with unbundled loops (or loop facilities). The FCC found on a national level (subject to the outcomes of state commission proceedings) that requesting carriers are not impaired without access to unbundled local circuit switching to serve enterprise customers.

In addition, current rules provide that ILECs are not obligated to provide unbundled local circuit switching to requesting carriers for serving customers with four or more voice grade (DS0) loops in density zone one of the top fifty metropolitan areas (“MSAs”). While this rule will remain in effect on an interim basis, the states are to consider the extent to which this rule should remain in effect.

Dedicated Transport: The FCC revised the definition of the dedicated transport network element to include only those transmission facilities within an ILEC’s network that connect ILEC switches and wire centers within a LATA (local access and transport area).

In addition, the FCC found on a national level that requesting carriers are not impaired without access to certain unbundled high capacity (OCn) transport facilities. On the other hand, the FCC found on a national level that requesting carriers are impaired without access to dark fiber transport, DS3 transport, and DS1 transport, subject to analysis of specific routes by the state commissions.

Shared Transport: The FCC defined shared transport as the transmission facilities shared by more than one carrier, including the ILEC, between end office switches, between end office switches and tandem switches, and between tandem switches in the ILEC’s network. The FCC concluded that, because switching and shared transport are inextricably linked, requesting telecommunications carriers are impaired without access to shared transport only to the extent that they are impaired without access to unbundled switching. Accordingly, the FCC directed state commissions to include in their analyses of impairment for unbundled circuit switching the economic characteristics of shared transport and other backhaul.

Combinations of Unbundled Network Elements: The FCC affirmed the right of competitive local exchange carriers (“CLECs”) to obtain both new combinations of unbundled network elements, including the loop-dedicated transport combination (enhanced extended link, or EEL), and to convert special access to UNEs.

The FCC also determined that a competitive carrier may obtain network element combinations and combine them with special access circuits. However, the FCC did establish certain service eligibility criteria for permitting competitive carriers to obtain network element combinations, primarily to ensure that such competitors were actually in the business of providing local telephone service.

Clarifications of the FCC’s Pricing Standards: The FCC clarified that the risk-adjusted cost of capital used in calculating UNE prices should reflect the risks associated with a market in which there exists facilities-based competition. The FCC explained that in this type of competitive market, all facilities-based carriers would face the risk of losing customers to other facilities-based carriers, and that risk should be reflected in TELRIC prices (as defined immediately below). The FCC also clarified that the cost of capital may be different for different UNEs in order to reflect any unique risks (above and beyond the competitive risks) associated with new services that might be provided over certain facilities.

Pricing Standards Rulemaking: The FCC also initiated a rulemaking process to consider whether and to what extent it should modify its rules governing the pricing standard used to determine the prices for UNEs and for resale of ILEC services (i.e., total element long run incremental cost or “TELRIC”).

“Pick and Choose” Rulemaking: The FCC initiated a rulemaking process to determine whether it should reinterpret the requirements of Section 252(i) of the Telecom Act to facilitate commercial negotiations between ILECs and CLECs. Under the FCC’s current interpretation, that Section permits CLECs to adopt individual and related provisions of interconnection agreements. The FCC tentatively concluded that once an ILEC obtains state approval of a statement of generally available terms and conditions (“SGAT”) pursuant to Section 252(f) of the Telecom Act, which would essentially function as a standardized interconnection agreement, ILECs and CLECs would be permitted to negotiate an alternative agreement based upon the SGAT that third parties could opt into only in its entirety or not at all. The FCC proposed that if an ILEC does not obtain approval of an SGAT, the current pick-and-choose rule would continue to apply to all of the ILEC’s approved interconnection agreements.

In USTA, the D.C. Circuit Court vacated and remanded significant portions of the Triennial Review Order. The Court stayed issuance of its mandate until sixty days from the date of the Order or until denial of any petition for rehearing or rehearing en banc.

First, the Court vacated the FCC’s subdelegation to the state Public Service Commissions the decisions to determine whether specific network elements should or should not be unbundled. In particular, the Court vacated the FCC’s decisions to require the unbundling nationwide of mass market switching and of DS1, DS3 and dark fiber transport and found fault with the FCC’s route-specific impairment analysis.

Second, the Court remanded the FCC’s determination to exclude entrance facilities from the list of network elements potentially subject to unbundling obligations.

Third, the Court remanded the FCC’s decisions that enhanced extended links are subject to a “qualifying service” test. The Court found no support in the statute for such a test.

Fourth, the Court upheld generally the FCC’s determinations that high capacity loops are not subject to mandatory unbundling requirements.

The D.C. Circuit Court’s decision may be subject to petitions for rehearing or rehearing en banc or to petitions for certiorari requesting that the Supreme Court review the decision. We cannot predict the outcome of such proceedings, if any.

Regulation of the RBOCs’ Ability to Provide Long Distance Service

The FCC has primary jurisdiction over the implementation of Section 271 of the Telecom Act, which provides that the RBOCs cannot offer in-region long distance services until they have demonstrated that:

•	they have entered into an approved interconnection agreement with a facilities-based competitive telephone company or that no such competitive telephone company has requested interconnection as of a statutorily determined deadline;

•	they have satisfied a 14-element checklist designed to ensure that the RBOC is offering access and interconnection to all local exchange carriers on competitive terms; and

•	the FCC has determined that allowing the RBOC to offer in-region, long distance services is consistent with the public interest, convenience and necessity.

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

In its Triennial Review Order, the FCC reasserted that Section 271 establishes an independent obligation for RBOCs to provide access to loops, switching, transport, and signaling, regardless of their obligations under Section 251. The pricing standard, however, may vary for UNEs depending on whether they also must be unbundled under Section 251. For the UNEs that must be unbundled, the pricing standard under Section 271 is TELRIC, the same as for Section 251. For UNEs that must be provided under Section 271, but are not required to be provided under Section 251, the pricing standard is found in Sections 201 and 202, that is, whether they are priced on a just, reasonable, and not unreasonably discriminatory basis. Prices that comply with this requirement could be either prices that the RBOC provides to other carriers from its wholesale tariffs, or prices found in arms-length agreements with other similarly situated carriers. In USTA, the D.C. Circuit Court affirmed this aspect of the Triennial Review Order.

In 1997, the FCC established a significantly expanded federal telecommunications subsidy regime known as “universal service”. The FCC established new subsidies for services provided to qualifying schools and libraries and rural health care providers, and expanded existing subsidies to low income consumers. Most telecommunications companies, including us, must pay for these programs based on their projected interstate and international telecommunications end user revenues. The contribution factor for the first and second quarters of 2004 stands at 8.7%.

Intercarrier Compensation Reform

Currently, communications carriers are required to pay other carriers for interstate access charges and local reciprocal compensation charges, both of which are being considered for reform.

Interstate Access Charges

Long distance carriers pay local facilities-based carriers interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers’ networks. Historically, the RBOCs set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. With the establishment of an explicit and competitively neutral universal service subsidy mechanism, however, the FCC has taken steps to lower the access charges assessed by both incumbent and competitive carriers. For example, the FCC issued a decision in 2001 setting the rates that competitive local carriers charge to long distance carriers at a level that will gradually decrease over three years from a maximum of $0.025 per minute to the rates charged by incumbent carriers. So long as a local exchange carrier is in compliance with the FCC’s rate schedule, the FCC’s order forbids long distance carriers from challenging its interstate access rates. The FCC also issued a declaratory ruling in the summer of 2002 that had the effect of precluding wireless carriers from assessing interstate access charges on long-distance carriers pursuant to tariff. The FCC is also considering, in a declaratory ruling proceeding commenced in November 2002, the question of whether voice over the Internet services or services utilizing an Internet protocol should be made subject to interstate access charges in the same manner as traditional telephony. The FCC also has announced that it will initiate a more comprehensive review of the regulatory treatment of VoIP services. Like a growing number of carriers and some of our customers, we utilize Internet protocol for a portion of our traffic. Until the FCC issues it’s ruling in the current proceeding, it is unclear how such traffic will be treated for intercarrier compensation purposes.

The FCC issued a decision in the Pulver.com proceeding finding that Pulver’s “Free World Dialup” service, which makes no use of the public switched telephone network, constitutes an unregulated information service. The FCC also released a notice of proposed rulemaking to consider issues surrounding VoIP, such as application of access charges, E911 connectivity and Carrier Assistance to Law Enforcement Act issues.

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

Regulation of Business Combinations

The FCC, along with the U.S. Department of Justice and state commissions, has jurisdiction over business combinations involving telecommunications companies. For example, the FCC’s approval was required to implement certain aspects of our chapter 11 reorganization. The FCC has reviewed a number of recent and proposed combinations to determine whether the combination would undermine the market-opening incentives of the Telecom Act by permitting the combined company to expand its operations without opening its local markets to competition or have other anti-competitive effects on the telecommunications and Internet access markets. In some cases, the FCC has set conditions for its approval of the proposed business combination. We cannot predict whether any conditions imposed will be effective, nor can we predict whether the FCC will impose similar conditions should it approve future business combinations.

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

Under the regulatory arrangements contemplated by the Telecom Act, state authorities continue to regulate matters related to universal service, public safety and welfare, quality of service and consumer rights. All of these regulations, however, must be competitively neutral and consistent with the Telecom Act, which generally prohibits state regulation that has the effect of prohibiting us from providing telecommunications services in any particular state. State commissions also enforce some of the Telecom Act’s local competition provisions, including those governing the arbitration of interconnection disputes between the incumbent carriers and competitive telephone companies and the setting of rates for unbundled network elements.

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

Our activities in Europe are subject to regulation by the European Union (“EU”) and national regulatory authorities. The level of regulation and the regulatory obligations and rights that attach to us as a licensee or authorised operator in each country vary. In all Member States of the EU, we, as a competitive entrant, are currently considered to lack significant market power (“SMP”) in the provision of bandwidth and call origination services, and consequently we are generally subjected to less regulation than providers that are deemed to possess SMP, who are generally incumbents in the countries concerned.

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

However, not all EU Member States have adopted the changes to their national laws to implement the EU’s telecommunications-related Directives and the European Commission is understood to have commenced infringement proceedings against those whose legislative changes have not yet been enacted. In addition, the various market review exercises that are required to be held in each Member State following their respective enactment of the new legal framework have not yet been concluded. However, once the market review procedures are concluded at the Member State level, new suites of regulatory remedies will be adopted with the aim of putting in place specific ex ante measures to rectify perceived market failures.

It should be noted that the membership of the EU is scheduled to increase effective May 1, 2004 when ten additional countries are scheduled to accede to the EU. Upon a country’s accession, the harmonized package of EU telecommunications-related Directives is intended to take effect and hence subsequent market entry is expected to be possible in due course without the requirement for additional licenses.

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

Most of the countries in the region have committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the World Trade Organization (“WTO”) Agreement on Basic Telecommunications Services, which came into force in February 1998. Additionally, the adoption of the Free Trade Agreement between the United States and Singapore establishes a new standard of liberalization based on bilateral negotiations with the United States. We cannot predict what effect, if any, this agreement will have on other countries in the region or whether the United States will pursue similar agreements with those countries. We also cannot be certain whether this liberalizing trend will continue or accurately predict the pace and scope of liberalization. It is possible that one or more of the countries in which we intend to operate will slow or halt the liberalization of its telecommunications markets. The effect on us of such an action cannot be accurately predicted.

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

Latin America

Our MAC, PAC and SAC fiber optic cable systems connect to Latin America. In connection with the construction of these systems, we have obtained cable landing licenses and/or telecommunications licenses in Argentina, Brazil, Chile, Mexico, Panama, Peru, Uruguay, Venezuela and the United States. While construction of our core Latin American network is complete, we expect to obtain additional telecommunications authorizations in Latin America in the ordinary course of business, should they be required as a consequence of further network growth and expansion of the regional service portfolio.

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

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under Section 21E of the Securities Exchange Act of 1934)

Forward-Looking Statements

Our disclosure and analysis in this annual report on Form 10-K contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of data products and services based on IP and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network, including with respect to the development of IP protocols;

•	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	trends related to and management’s expectations regarding results of operations, revenues and cash flows, including but not limited to those statements set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

•	sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

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

Risk Factors

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs and expectations. In addition to the risk factors identified under the captions below, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this annual report on Form 10-K as well as general risks and uncertainties such as those relating to general economic conditions and demand for telecommunications services.

Risks Related to Liquidity and Financial Resources

We incurred substantial operating losses in 2003 which have continued in 2004, and, in the near term, we will not generate funds from operations sufficient to meet all of our cash requirements.

For each period since inception, we have incurred substantial operating losses. For 2003, we posted an operating loss of approximately $141 million. In the near term, our existing and projected operations are not expected to generate cash flows sufficient to pay our expected operating expenses, fund our expected capital expenditure requirements, meet our debt service obligations and meet our restructuring cost requirements. We expect our available liquidity to substantially decline in 2004 due to operating cash flow requirements and Plan of Reorganization-related payments in 2004 of $128 million for deferred reorganization costs and $30 million for the final fees and expenses of retained professionals under the bankruptcy proceedings. We currently expect that we will need to obtain up to $100 million in financing to fund our anticipated liquidity requirements through the end of 2004. We are currently seeking to arrange a working capital facility or other financing to provide us with this necessary liquidity. We are in the midst of substantial planning for periods beyond 2004, having just recently emerged from reorganization. Based on our current projections, we will need to raise substantial additional financing to meet our anticipated liquidity needs beyond 2004.

If we cannot arrange a working capital facility or raise other financing during 2004, ST Telemedia has indicated its intention to provide us with up to $100 million of financial support to fund our operating needs on such terms and conditions as we and ST Telemedia may agree. ST Telemedia’s intention is based on our commitment to adhere to an operating plan requiring no more than $100 million in additional funds in 2004. If provided, this financial support could be in the form of (1) a guarantee or other support by ST Telemedia in respect of borrowings by us under a working capital facility or other financing or (2) a subordinated loan from ST Telemedia. The indenture for the New Senior Secured Notes does not permit ST Telemedia to lend to us directly on a secured or senior basis. While ST Telemedia has indicated its intention to provide financial support to us and management expects ST Telemedia to make such financial support available, ST Telemedia does not have any contractual obligation to provide financial support to us, and we can provide no assurance that ST Telemedia will provide any such financial support.

We can provide no assurance that our cash flows will improve or that we will be able to arrange financing sufficient to meet our liquidity needs for 2004 and beyond. It is likely that amendments to the indenture for the New Senior Secured Notes will be required by the lenders as a condition to their willingness to provide financing. Although a wholly owned subsidiary of ST Telemedia currently holds the New Senior Secured Notes, ST Telemedia is under no obligation to continue to hold such notes for any designated period.

The covenants in our debt instruments restrict our financial and operational flexibility.

The indenture for the $200 million principal amount of New Senior Secured Notes issued by our subsidiary, Global Crossing North American Holdings, Inc., and guaranteed by New GCL contains covenants that restrict, among other things, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, engage in transactions with affiliates, sell assets or merge or consolidate. However, the covenants in the indenture contain exceptions permitting under certain conditions the incurrence of debt under one or more senior working capital facilities secured by a first priority lien on substantially all of our assets (other than the assets of Global Marine and Global Crossing UK) in an aggregate principal amount of up to $150 million (individually, a “Working Capital Facility” and collectively, the “Working Capital Facilities”). There can be no assurance that lenders will be willing to provide a Working Capital Facility on terms permitted by the indenture for the New Senior Secured Notes, and it is possible that amendments to that indenture may be required by lenders as a condition to their willingness to provide financing. Under the terms of the indenture, ST Telemedia may not be the lender under a Working Capital Facility, although the indenture does not prohibit ST Telemedia from guaranteeing our obligations under a Working Capital Facility. The indenture allows ST Telemedia to make loans to us only on a subordinated basis and subject to other significant restrictions. Except for the indication of interest described immediately above, ST Telemedia has not indicated any willingness or commitment to extend credit to us or to guarantee credit extended to us by third parties. Although a wholly owned subsidiary of ST Telemedia currently holds the New Senior Secured Notes, the notes could be sold to a third party at any time.

In addition, the indenture contains cross-default provisions which could result in the acceleration of our repayment obligations in the event that New GCL or the issuer of the New Senior Secured Notes or one or more of our other subsidiaries were to default on certain other indebtedness exceeding $2.5 million or were to become the subject of bankruptcy or insolvency proceedings. We expect that any Working Capital Facility would contain similar restrictions, as well as financial covenants that would require us to meet certain financial tests.

The security for the New Senior Secured Notes consists of, and the security for any future Working Capital Facility will likely consist of, liens on substantially all of our assets. A default under these financing agreements would allow ST Telemedia (or transferee noteholders) or the Working Capital Facility lenders to accelerate our repayment obligations, foreclose on our assets and adversely affect our rights under other commercial agreements.

These financing agreements also could affect our financial and operational flexibility as follows:

•	they may impair our ability to obtain additional financing in the future;

•	they may limit our flexibility in planning for or reacting to changes in market conditions; and

•	they may cause us to be more vulnerable in the event of a downturn in our business.

Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial restructuring flexibility.

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon dividends and inter-company transfer of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and are operating in various jurisdictions throughout the world. A number of our subsidiaries have cash on hand that exceeds their immediate requirements but that cannot be distributed or loaned to us or our other subsidiaries to fund our or their operations due to contractual restrictions or legal constraints related to the solvency of such entities. These restrictions could cause us or certain of our other subsidiaries to become and remain illiquid while other subsidiaries have sufficient liquidity to meet their liquidity needs. A number of the non-GC Debtors had significant capital lease obligations that were not discharged in our bankruptcy proceedings. These subsidiaries were generally not included in our U.S. chapter 11 bankruptcy proceedings since such inclusion may have triggered the commencement of liquidation proceedings against such entities in jurisdictions that do not recognize an equivalent of a chapter 11 reorganization. Some of these subsidiaries could be forced into local insolvency proceedings if their operating results and financial condition do not improve.

A default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under the indenture for the New Senior Secured Notes and may trigger cross-default provisions under any working capital facility or other financing that we may arrange. This could lead ST Telemedia (or transferee noteholders) or other lenders to accelerate the maturity of their relevant debt instruments, foreclose on our assets and adversely affect our rights under other commercial agreements, which would have a material adverse effect on our financial condition.

Our Global Marine subsidiary faces significant financial challenges and must successfully restructure its operations to ensure its continued viability.

Due to adverse industry conditions and significant decreased demand for subsea cable installation services, Global Marine’s revenues decreased from $537 million in 2001 to $213 million in 2002 and $169 million in 2003. In addition, as a result of the non-renewal of a customer contract, commencing January 1,2004, Global Marine has lost a contract to provide subsea maintenance services with revenue of approximately $53 million per annum. Global Marine has implemented restructuring initiatives that have partially offset the impact of declining revenues, but Global Marine nevertheless expects to experience negative cash flows during 2004. If Global Marine is unable to increase its revenues through new business and improve its cash flow performance or is unable to raise additional funding, it may default on its capital lease and other obligations. Additional funding may not be available on acceptable terms or at all, particularly since Global Marine does not own significant unencumbered assets that it could use as collateral.

A significant portion of Global Marine’s current cash outflows consists of payments under ship charters and capital lease obligations. Certain of these charters and capital leases contain covenants that reduce Global Marine’s financial flexibility and restrict, among other things, its ability to grant liens on assets. Global Marine expects to be in default under one financial ratio covenant contained in two of these agreements as of June 30, 2004 and in default under a second such financial ratio covenant as of the end of 2004. Global Marine is in discussions with the counterparties to these agreements to address the expected breaches of such financial covenants, and is discussing with its principal ship charter creditors a possible restructuring of the payment schedules under its agreements with such creditors. If Global Marine is unsuccessful in these efforts, these parties could terminate these agreements and accelerate Global Marine’s required payments thereunder. Such an action would trigger cross-default provisions in Global Marine’s other ship charters and capital lease obligations as well as the cross-default provisions under the indenture for the New Senior Secured Notes and other financing agreements of ours which could accelerate our repayment of indebtedness.

Our access to capital is likely to be limited.

Many telecommunications companies, including us, have defaulted on debt securities and bank loans in recent years and had their equity positions eliminated in bankruptcy reorganizations. This history has led to limited access to the capital markets by companies in our industry. Our access to the capital markets may also be limited for the foreseeable future in light of our recent financial troubles. Restrictions on our ability to access capital will diminish our financial and operational flexibility, and could adversely affect our ability to take advantage of opportunities for expansion of our network and capabilities and for growth through business acquisitions.

We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

Global Crossing consists of a group of legal entities incorporated and operating in jurisdictions throughout the world, thereby subjecting us to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our net loss and, accordingly, our financial condition and results of operations. Certain unsettled tax liabilities may have survived our bankruptcy proceedings. We cannot assure you that we have made adequate provision for all potential tax liabilities that may arise.

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

The loss of our indirect majority interest in Pacific Crossing Ltd. and our resultant dependence on its interim operator to provide services to the Asia/Pacific region could adversely affect our operations and operating results.

We currently have no definitive long-term agreements with providers of the trans-Pacific capacity required by us to provide services between the United States and the Asia/Pacific region. We cannot provide any assurance that we will be able to enter into any such agreements on acceptable pricing and other terms. In the absence of capacity to the region, we will be unable to conduct that part of our business which involves providing services to the Asia/Pacific region. In addition, to the extent that we are unable to secure such long-term capacity, we may be in breach of certain agreements with our existing customers to provide them with long-term IRUs in trans-Pacific capacity. Any of these developments could result in significant liability or adversely affect our operating results.

The Network Security Agreement requires significant operating and capital expenditures. The inadvertent violation of the agreement could have severe consequences.

Implementation of and compliance with the Network Security Agreement will require significant upfront and ongoing capital and operating expenditures that are incremental to the Company’s historical levels of such expenditures. We estimate that these incremental expenditures will be approximately $5 million in 2004, and approximately $2.5 million in each subsequent year beginning in 2005; however, the actual costs could significantly exceed these estimates. While implementation of the Network Security Agreement may increase our ability to compete for contracts to provide telecommunications services to the U.S. Government, there can be no assurances that any such contracts will be awarded.

In addition, the Network Security Agreement imposes significant requirements on us related to information storage and management; traffic routing and management; physical, logical, and network security arrangements; personnel screening and training; corporate governance practices; and other matters. While we expect to comply fully with our obligations under the Network Security Agreement, it is impossible to eliminate completely the risk of an inadvertent violation of the agreement. The consequences of a violation of the Network Security Agreement could be severe, potentially including the revocation of our FCC licenses in the U.S., which would result in the cessation of our U.S. operations and would have a material adverse effect on our operations and financial condition.

The bankruptcies of potential customers in the Internet and communications-related industries have diminished our sales prospects and may have an adverse effect on our results of operations.

We historically have provided services to, and generated significant revenues from, customers that conduct business in the Internet and communications-related sectors. Many businesses that operated in those segments, particularly start-ups in the Internet service provider segment, have liquidated, otherwise gone out of business, or modified their business plans in ways that have significantly reduced their need for communications services. These developments have decreased significantly the size of the potential market for many of our wholesale and carrier-related services, particularly data transport services. Those of our Internet and communications-related customers that remain in business and have not sought bankruptcy protection nevertheless have been adversely affected by recent business trends in the Internet and “dot com” industries. To the extent the credit quality of these customers deteriorates or these customers seek bankruptcy protection, we may not be able to collect all amounts due from them and our ability to generate revenue in future periods from them could be adversely affected.

It is expensive and difficult to switch new customers to our network, and lack of cooperation of incumbent carriers can slow the new customer connection process.

It is expensive and difficult for us to switch a new customer to our network because:

•	we charge the potential customer certain one-time installation fees, and, although the fees are generally less than the cost to install a new customer, they may act as a deterrent to becoming our customer; and

•	we require cooperation from the incumbent carrier in instances where there is no direct connection between the customer and our network, which can complicate and add to the time that it takes to provision a new customer’s service.

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

We believe that a critical component for our success will be the attraction and retention of qualified, professional technical and sales personnel. We have experienced intense competition for qualified personnel in our business with the sales, technical and other skill sets that we seek and, as a result of the bankruptcy, we lost qualified personnel. We may not be able to attract, develop, motivate and retain experienced and innovative personnel. If we fail to do so, there will be an adverse effect on our ability to generate revenue and operate our business.

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

Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to our customers’ businesses, a significant interruption in service could result in lost profits or other loss to customers. Although we attempt to disclaim liability for these losses in our service agreements, a court might not enforce a limitation on liability under certain conditions, which could expose us to financial loss. In addition, we often provide customers with guaranteed service level commitments. If we are unable to meet these guaranteed service level commitments for whatever reason, we may be obligated to provide our customers with credits, generally in the form of free service for a short period of time, which could negatively affect our operating results.

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

While we do not believe that there exists any technology patented by others, or other intellectual property owned by others, that is necessary for us to provide our services and that is not now subject to a license allowing us to use it, there can be no assurances in this regard. If such intellectual property is owned by others and not licensed by us, we would have to negotiate a license for the use of that property. We may not be able to negotiate such a license at a price that is acceptable. This could force us to cease offering products and services incorporating such property, thereby adversely affecting operating results.

Physical space limitations in office buildings and landlord demands for fees or revenue sharing could limit our ability to connect customers to our networks and increase our costs.

In some circumstances, connecting a customer who is a tenant in an office building to our network requires installation of in-building cabling through the building’s risers from the customer’s office to our fiber in the street or building equipment room, or our antenna on the roof. In some office buildings, particularly the premier buildings in the largest markets, the risers are already close to their maximum physical capacity due to the entry of other competitive carriers into the market. Direct connections require us to obtain access to rooftops from building owners. Moreover, the owners of these buildings are increasingly requiring competitive telecommunications service providers like us to pay fees or otherwise share revenue as a condition of access to risers and rooftops. Although we generally do not agree to revenue sharing arrangements, we may continue to be required to pay fees to access buildings, particularly for buildings located in larger markets, which would reduce our operating margins.

We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions.

We derive a substantial portion of our revenue from international operations and have substantial physical assets in several jurisdictions along our routes, including countries in Latin America and Western Europe. In addition, we lease capacity and obtain services from carriers in those and other regions. As a result our business is subject to particular risks from operating in some of these areas, including:

•	uncertain and rapidly changing political and economic conditions, including the possibility of civil unrest, vandalism affecting cable assets, terrorism or armed conflict;

•	unexpected changes in regulatory environments and trade barriers;

•	exposure to different accounting, legal, tax and regulatory standards; and

•	difficulties in staffing and managing operations consistently through our several operating areas.

In addition, managing operations in multiple jurisdictions may place further strain on our ability to manage growth.

We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

Included in “Legal Proceedings” in Item 3 and Note 28, “Commitments, Contingencies and Other” to our consolidated financial statements included in this annual report on Form 10-K are descriptions of our important contingent liabilities. If one or more of these contingent liabilities were to be resolved in a manner adverse to us, we could suffer losses that are material to our financial condition. We have not established reserves for many of these contingent liabilities. Moreover, as described in “Legal Proceedings” and in Note 28 to the consolidated financial statements, certain of these contingent liabilities could have a material adverse effect on our operations in addition to the effect of any potential monetary judgment or sanction against us.

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

New technologies, such as VoIP, and regulatory changes, particularly those permitting incumbent local telephone companies to provide long distance services, are blurring the distinctions between traditional and emerging telecommunications markets. In addition, the increasing importance of data services has focused the attention of most telecommunications companies on this growing sector. As a result, a competitor in any of our business areas is potentially a competitor in our other business areas, which could impair our prospects, put downward pressure on prices and adversely affect our operating results.

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

Many of our existing and potential competitors have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, and significantly larger installed customer bases. As a result, some of our competitors can raise capital at a lower cost than we can, and they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the development, marketing and sale of products and services than we can. Also, our competitors’ greater brand name recognition may require us to price our services at lower levels in order to win business. Our competitors’ financial advantages may give them the ability to reduce their prices for an extended period of time if they so choose.

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

Additionally, the markets for data and Internet-related services are characterized by rapidly changing technology, evolving industry standards, changing customer needs, emerging competition and frequent new product and service introductions. The future success of our data services business will depend, in part, on our ability to accomplish the following in a timely and cost-effective manner:

•	effectively use leading technologies and update or convert from existing technologies and equipment;

•	continue to develop technical expertise;

•	develop new services that meet changing customer needs; and

•	influence and respond to emerging industry standards and other technological changes.

Our pursuit of necessary technological advances may require substantial time and expense. Moreover, in the course of our business we must make choices regarding technology based on our understanding of technological trends. If the technology choices we make prove to be incorrect, ineffective or unacceptably costly, our ability to meet our customers’ demands for existing and future telecommunications services could be impaired, which would adversely affect our growth and operating results.

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

In the United States, our intrastate, interstate, and international telecommunications networks and services are subject to regulation at the federal, state, and local levels. We also have facilities and provide services in numerous countries in Europe, Latin America, and the Asia/Pacific region. Our operations in those countries are subject to regulation at the regional level (e.g., European Union), the national level and, in some cases, at the state, provincial, and local levels. These regulatory requirements subject us to the following risks:

•	Our interstate and international operations in the United States are governed by the Communications Act of 1934, as amended by the Telecom Act. There are several ongoing proceedings at the FCC and in the federal courts regarding the implementation of various aspects of the Telecom Act. The outcomes of these proceedings may affect the manner in which we are permitted to provide our services in the United States and may have a material adverse effect on our operations.

•	The intrastate activities of our local telephone service companies are regulated by the states in which they do business. A number of states in which we operate are conducting proceedings related to the provision of services in a competitive telecommunications environment. These proceedings may affect the manner in which we are permitted to provide our services in one or more states and may have a material adverse effect on our operations.

•	Our operations outside the United States are governed by the laws of the countries in which we operate. The regulation of telecommunications networks and services outside the United States varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other fora are available to address these inadequacies or disputes. Our inability or failure to comply with the telecommunications laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries and may have a material adverse effect on our operations.

•

In the ordinary course of constructing our networks and providing our services we are required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we operate. We also must comply with a variety of regulatory obligations. Our failure to obtain or maintain necessary licenses and authorizations, or to comply with the obligations imposed upon license-

holders in one or more countries, may result in sanctions, including the revocation of authority to provide services in one or more countries.

•	The regulatory requirements to which we are subject could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

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

In addition, a portion of the Global Crossing UK Network is subject to a finance lease with Network Rail, the owner of the railway infrastructure in the UK. Those provisions of the finance lease addressing copper cable and PABX equipment used by us to deliver managed voice services to UK train operating companies (the “Copper Provisions”) may be terminated on 12 months notice. In connection with its plans to modernize the signalling system on the UK railways, Network Rail has indicated that it will terminate the Copper Provisions effective as of March 31, 2005.

Negotiations with Network Rail to secure commercially reasonable alternative arrangements are ongoing. It is possible that we may not be able to reach agreement with Network Rail in this regard, in which case we would need to put in place alternative arrangements with third parties in order to continue to provide managed voice services to train operating companies in the UK and to avoid the breach of certain customer contracts pursuant to which we have agreed to provide these services beyond March 31, 2005. Even if we secure alternative arrangements with Network Rail or a third party, such arrangements may be on terms significantly less favorable than those contained in the current lease.

As commercial discussions are continuing, it is difficult at this time to fully to assess the potential impact on revenue or costs. The total revenue attributable to the managed voice services we provide to UK train operating companies was approximately $82 million in 2003, with approximately $34 million directly related to the assets covered by the Copper Provisions. Although we expect to be able to address the termination of the Copper Provisions without losing this revenue stream and without incurring material incremental costs, no assurance can be made in this regard.

The aforementioned finance lease with Network Rail also addresses other assets of ours located along the UK railways, including fibre optic cable. The provisions of the finance lease addressing substantially all these other assets will not terminate until at least 2010, and in most cases well beyond that. The balance of Global Crossing’s network assets in the UK, which are unconnected with Network Rail, are also unaffected by the anticipated termination of the Copper Provisions.

We depend on third parties for many functions. If the services of those third parties become unavailable to us, we may not be able to conduct our business.

We depend and will continue to depend upon third parties to:

•	construct and/or upgrade some of our systems and provide equipment and maintenance;

•	provide access to a number of origination and termination points of our systems in various jurisdictions;

•	construct and/or upgrade and operate landing stations in a number of those jurisdictions;

•	acquire rights-of-way; and

•	provide terrestrial and subsea capacity and services to our customers through contractual arrangements.

We cannot provide any assurances that third parties will perform their contractual obligations or that they will not be subject to political or economic events which may have a material adverse effect on their ability to provide us with necessary services. If they fail to perform their obligations, or if any of these relationships are terminated and we are unable to reach suitable alternative arrangements on a timely basis, we may not be able to conduct our business as currently contemplated.

Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

The September 11, 2001 terrorist attacks had a significant impact on world financial markets. Future terrorist attacks against the United States or other countries in which we operate are possible. Since telecommunications networks and equipment may be considered critical infrastructure, it is possible that our physical facilities or network control systems could be the target of such attacks, or that such attacks could impact other telecommunications companies in a manner that disrupts our operations. These concerns also could lead to volatility or illiquidity in world financial markets and could cause consumer confidence and spending to decrease or otherwise adversely affect the economy. These events could adversely affect our business and our ability to obtain financing on favorable terms.

Risks Related to Our New Common Stock

ST Telemedia is our majority stockholder.

A subsidiary of ST Telemedia beneficially owns 61.5% of New GCL’s outstanding equity securities. As a result, ST Telemedia has the power to elect the majority of New GCL’s directors. Under applicable law and New GCL’s articles of association and bye-laws and the certificate of designations for New GCL’s preferred stock, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers and amendments to our articles of association and bye-laws. New GCL’s bye-laws include significant additional corporate governance rights of ST Telemedia. These rights effectively dilute the rights of other shareholders. In addition, a subsidiary of ST Telemedia holds the New Senior Secured Notes and enjoys significant rights as a creditor under the indenture for the New Senior Secured Notes.

Future sales of New GCL’s common stock could adversely affect its price and/or our ability to raise capital.

Future sales of substantial amounts of New GCL’s common stock, or the perception that such sales could occur, could adversely affect the market price of such stock and our ability to raise capital.

There are 22,000,000 shares of New GCL’s common stock outstanding. 6,600,000 of these shares are restricted shares held by a subsidiary of ST Telemedia. In addition, ST Telemedia’s subsidiary holds 18,000,000 shares of restricted preferred stock in New GCL, which are convertible into shares of New GCL’s common stock on a one-for-one basis. These common shares will be restricted unless certain criteria are met. All such restricted shares may be sold only under a registration statement or an exemption from Securities Act registration requirements. However, ST Telemedia may cause us to register sales of such restricted stock at any time.

In addition to the shares outstanding as of the date of this annual report on Form 10-K, an additional 18,000,000 shares of common stock have been reserved for issuance upon the conversion of the preferred shares held by ST Telemedia and its affiliates, and an additional 3,478,261 shares have been reserved for issuance upon the exercise of stock options or other stock-based awards granted under New GCL’s 2003 Stock Incentive Plan. 2.2 million stock options were granted under the 2003 Stock Incentive Plan on December 9, 2003, and restricted stock units covering an additional 1.2 million shares were granted under the plan on March 8, 2004.

The shares of New GCL common stock available for sale on the open market could increase materially as a result of a decision by ST Telemedia to reduce or eliminate its equity stake in New GCL, or as a result of the conversion of ST Telemedia’s preferred shares into common shares or the exercise of awards under the 2003 Stock Incentive Plan. These actions could significantly depress the market price of New GCL’s common stock.

Other Risks

Our adoption of “fresh start” accounting and changes due to acquisitions and dispositions make comparisons of our financial position and results of operations with those of prior periods more difficult.

In connection with our emergence from bankruptcy, we implemented “fresh start” accounting for periods following the reorganization. Fresh start accounting required us to allocate our reorganization value to all our assets and liabilities in accordance with SOP 90-7 (see Note 3 “Fresh Start Accounting” to the accompanying consolidated financial statements). As a result, the consolidated financial statements for periods after our emergence from bankruptcy are not comparable to our consolidated financial statements for the periods prior to our emergence from bankruptcy, which were prepared on an historical cost basis. The application of “fresh start” accounting makes it more difficult to compare our post-emergence operations and results to those in pre-emergence periods and could therefore adversely affect trading in and the liquidity of New GCL’s common stock. Comparability difficulties also may arise due to changes in our business due to acquisitions and dispositions of business units and significant assets over time, as described in the notes to the consolidated financial statements included in this annual report on Form 10-K.

We and certain of our current and former officers and directors are involved in various governmental investigations and lawsuits.

As described below in Item 3, “Legal Proceedings,” we are the subject of investigations by the SEC and certain other governmental agencies. In addition, certain of our current and former officers and directors are also the subject of such investigations and are defendants in related class action and other pending and future lawsuits. As part of the chapter 11 process, the SEC filed a proof of claim asserting contingent and unliquidated amounts against us. However, on November 14, 2003, the Bankruptcy Court approved a stipulation among us, the SEC and our unsecured creditors committee in which the SEC withdrew its proof of claim, with prejudice. Nevertheless, the SEC and the other governmental agencies that are investigating us could still impose non-monetary penalties on us that could affect our capital-raising or other activities. Moreover, the ongoing involvement in these governmental investigations and civil lawsuits by certain of our current officers and directors could distract such individuals and reduce their productivity on our behalf. Finally, our involvement and the involvement of our current and former officers and directors in these investigations and lawsuits could adversely affect the perception of us by investors, customers, suppliers, employees and others, which in turn could adversely affect our operating results and hamper our ability to raise capital.

ITEM 2. PROPERTIES

We lease our principal executive offices in Hamilton, Bermuda. We also lease corporate office space in Basingstoke, England; Billings, Montana; Chelmsford, England; Crewe, England; Dublin, Ireland; Florham Park, New Jersey; London, England; Miami, Florida; Montreal, Canada; New York, New York; Phoenix, Arizona; Rochester, New York; Southfield, Michigan; and Westminster, Colorado. We also own or lease sales, administrative and other support offices worldwide.

In our telecommunications services segment, we own or lease numerous cable landing stations throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber optic backbone and distribution network facilities, our point-to-point distribution capacity, our switching equipment and connecting lines between other carriers’ equipment and facilities and our customers’ equipment and facilities.

In our installation and maintenance services segment, we own, lease and operate a fleet of vessels used in the planning, installation, and maintenance of undersea fiber optic cable systems.

Our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

Under the Plan of Reorganization, which became effective on December 9, 2003, essentially all claims against the GC Debtors that arose prior to the commencement of the chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against the Company at that time, were included in that discharge. However, certain legal proceedings pending at that time could have adverse affects on the Successor. The following is a description of those legal proceedings, the status of claims alleged to have arisen during the chapter 11 cases, and the status of certain proceedings maintained by the Company against third parties, followed by a brief description of certain legal proceedings against or relating to the Predecessor.

Securities and Exchange Commission Investigation

On February 5, 2002, the SEC commenced a formal investigation into concurrent transactions for the purchase and sale of telecommunications capacity and services between us and our carrier customers and related accounting and disclosure issues. We have been cooperating with the SEC by providing documents and other information to the SEC staff, which has taken testimony from our current and former directors, officers, and employees. To resolve the SEC’s investigation, we and certain former officers and directors of Old GCL have entered into negotiations with the SEC staff with a view to settlement, although to date settlement has not been reached. As part of the chapter 11 process, the SEC filed a proof of claim asserting contingent and unliquidated amounts against us. However, on November 14, 2003, the Bankruptcy Court approved a stipulation among us, the SEC and our unsecured creditors committee in which the SEC withdrew its proof of claim, with prejudice.

Department of Justice Inquiry

In early 2002, the U.S. Attorney’s Office for the Central District of California, in conjunction with the Federal Bureau of Investigation (the “FBI”), began conducting an investigation into our concurrent transactions and related accounting and disclosure issues. We have provided documents to the U.S. Attorney’s office and the FBI, and FBI representatives have interviewed a number of our current and former officers and employees. We do not know whether the investigation is ongoing or has concluded.

Department of Labor Investigation

The Department of Labor (“DOL”) is conducting an investigation related to the administration of our benefit plans, including the acquisition and maintenance of investments in Old GCL’s common stock in our 401(k) employee savings plans. We have been cooperating with the DOL by providing documents and other information to the DOL staff, and the DOL has interviewed a number of the former officers and employees of Old GCL. We and certain of the former officers and directors of Old GCL have been negotiating with the DOL staff over the terms of a potential settlement, but no agreement has been reached. Any claim arising out of the DOL’s ability to impose a civil monetary penalty on us was discharged upon the effectiveness of our Plan of Reorganization.

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

Our North American network includes capacity purchased from Qwest on an IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on our ability to utilize large portions of our North American network. This litigation was stayed against us pending the effective date of our Plan of Reorganization, and the plaintiffs’ pre-petition claims against us were discharged at that time in accordance with our Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, we could lose our ability to operate large portions of our North American network, although we believe that we would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which we originally purchased this capacity.

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

Administrative Claims from the Chapter 11 Cases

Under the Plan of Reorganization, claims arising after the commencement of the GC Debtors’ chapter 11 cases (“Administrative Claims”) are to be paid in full. As is typical in chapter 11 cases, Administrative Claims were asserted against the Company that far exceed the amount owed. The Successor has assumed these obligations and we are in the process of objecting to those Administrative Claims that we dispute. We do not expect the resolution of these claims to have a material adverse affect on our results of operations or financial condition.

Softbank Arbitration and Microsoft Settlement

At the time of the formation of the Asia Global Crossing joint venture, Microsoft and Softbank each committed to purchases of at least $100 million in capacity on our network over a three-year period. Softbank failed to satisfy that commitment, and its remaining unsatisfied commitment of $85.5 million, which it was required to utilize by December 31, 2002, was the subject of an arbitration proceeding that concluded in October 2003. The arbitration, commenced by us in September 2002, alleged that Softbank breached its contractual obligations to us and sought $85.5 million in damages. Softbank’s defense was that its commitment was extinguished as a result of our loss of control of Asia Global Crossing and Pacific Crossing Limited, and that in any event it was entitled to offset any monies owed against various credits and abatements due from us. In a final award issued on October 30, 2003, the arbitration panel found that Softbank is liable to Global Crossing for breach of the underlying commercial commitment agreement in the net amount of approximately $20 million, after abatements and offsets, together with an additional award of interest in the amount of approximately $0.2 million. On December 3, 2003, we received $20 million plus interest from Softbank.

On April 1, 2003 we entered into a settlement agreement with Microsoft to resolve a number of contractual disputes regarding its remaining capacity commitment obligations, including allegations by Microsoft that were similar to those made by Softbank in the above-referenced arbitration proceedings. The settlement resulted in a reduction in Microsoft’s remaining unsatisfied commitment from approximately $76 million to approximately $61 million. During 2003, Microsoft satisfied a portion of its remaining unsatisfied commitment by prepaying for $23 million in capacity and services from us. On January 9, 2004, Microsoft satisfied the balance of its remaining unsatisfied commitment by prepaying for $38 million in additional capacity and services from us.

Predecessor Legal Proceedings

The following pending legal proceedings are not expected to affect the Company going forward, except to the extent that (1) certain of the Successor’s officers and employees are defendants in these actions and such involvement could distract them from their duties at the Company or (2) the Company advances defense costs for present or Old GCL’s directors, officers and employees who are defendants in these actions (the “Individual Defendants”).

During the pendency of the GC Debtors’ chapter 11 cases, the Company determined that it was in its best interests for its litigation counsel (the “Joint Counsel”) to represent as many as possible of its current and Old GCL’s directors, officers and employees in addition to the Company. The Company determined that such joint representation would ensure the prosecution of a coordinated, timely and effective defense of and response to the SEC investigation and the other pending or threatened actions or investigations concerning the Company. With the approval of the Bankruptcy Court, the Company agreed, as an administrative expense, to advance the fees and expenses of the Joint Counsel in defending the Individual Defendants in these actions so long as there was no actual conflict of interest in such representation. The Company expects to receive reimbursement under its directors and officers liability insurance policies for the majority of the defense costs that it has advanced in the past and anticipates advancing in the future. Most of the amounts advanced in the past have already been reimbursed by the applicable insurance carriers.

Shareholder Class Actions and Other Actions

Following our filing for bankruptcy on January 28, 2002, approximately 50 purported shareholder class action lawsuits were filed against certain of Old GCL’s then current and former officers, directors and employees. The plaintiffs allege that the defendants committed fraud under the federal securities laws in connection with Old GCL’s financial statements and disclosures and certain other public statements made by our representatives and seek compensatory damages, costs and expenses, and equitable and other relief. The class actions have been consolidated in the United States District Court for the Southern District of New York under the caption In re Global Crossing Ltd. Securities Litigation. In addition, a number of individual securities cases or other actions based on federal or state law claims and arising out of similar underlying facts have been filed (and in the future, additional cases may be filed) against certain of our current and former officers, directors, and employees, seeking damages for alleged violations of federal and state securities laws, breach of fiduciary duties, violations of state whistle-blower statutes, and allegations that certain former employees were improperly restricted from selling Old GCL common stock before the price collapsed. We are involved only indirectly in these cases and are not a named defendant.

On March 19, 2004, the United States District Court for the Southern District of New York entered an order preliminarily approving a settlement between the plaintiffs and the individual officers, directors and employees of Old GCL who are defendants in the consolidated securities action. Any monetary liability that we may have had in respect of these cases was discharged upon the effectiveness of our Plan of Reorganization.

ERISA Class Actions

Following our filing for bankruptcy on January 28, 2002, plaintiffs filed over 15 purported class actions against our current and former officers, directors, and employees pursuant to the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the administration of our 401(k) retirement savings plans. The plaintiffs allege, among other things, that the ERISA fiduciaries breached their duties to the 401(k) plan participants by directing or otherwise being responsible for the plans’ acquiring and continuing to maintain investments in Old GCL’s common stock. The United States District Court for the Southern District of New York has consolidated most of these actions under the caption In re Global Crossing Ltd. ERISA Litigation. The consolidated complaint seeks, among other things, a declaration that the defendants breached their fiduciary duties to the plaintiff class, an order compelling defendants to make good on the losses sustained by the plans, the imposition of a constructive trust on any amounts by which the defendants were unjustly enriched by their actions, and an order of equitable restitution. Although Old GCL is named as a defendant in the consolidated ERISA case, plaintiffs asserted in their consolidated complaint that they would not prosecute their action against Old GCL unless or until the Bankruptcy Court were to lift or grant relief from the automatic stay of litigation imposed by the Bankruptcy Code. No such relief was granted prior to the effective date of our Plan of Reorganization.

On April 30, 2002, an additional case, Pusloskie v. Winnick et al., was commenced in the United States District Court for the Southern District of New York against certain of our current and former directors, officers and employees. This case is brought on behalf of a putative class of our former employees and asserts claims for breach of fiduciary duties in connection with the administration of one of our 401(k) retirement plans. This additional case does not name us as a defendant and was not consolidated with the other ERISA cases.

On March 19, 2004, the United States District Court for the Southern District of New York entered an order preliminarily approving a settlement between the plaintiffs and the individual officers, directors and employees of Old GCL who are defendants in the ERISA actions. Any monetary liability that we may have had in respect of these cases was discharged upon the effectiveness of our Plan of Reorganization.

Change-of-Control Severance Plan Class Action

Plaintiffs filed a purported class action against our current and former officers, directors, and employees and against the Frontier Corporation/Global Crossing Change of Control Severance Plan (the “Severance Plan”) under ERISA in connection with the administration of the Severance Plan. The plaintiffs alleged, among other things, that the purported ERISA fiduciaries and the Severance Plan breached their duties to the plan’s participants in suspending payments of severance benefits in connection with our bankruptcy filing. The case has been coordinated (but not consolidated) with the securities and the other ERISA class actions in the Southern District of New York, where it is pending under the caption Simonetti v. Perrone. We are not named as a defendant in the Simonetti case and the plaintiffs have voluntarily dismissed the Severance Plan as a defendant. On March 19, 2004, the United States District Court for the Southern District of New York entered an order preliminarily approving a settlement between the plaintiffs and the individual officers, directors and employees who are defendants in that case. Any monetary liability that we may have had in respect of this case was discharged upon the effectiveness of our Plan of Reorganization.

JPMorgan Chase Litigation

On October 27, 2003, the Predecessor’s primary lender, JPMorgan Chase Bank, in its role as administrative agent for a consortium of banks participating in the Predecessor’s $2.25 billion senior secured corporate credit facility, filed an action in the New York State Supreme Court for New York County, captioned JPMorgan Chase Bank v. Winnick, et al., against a number of current and former officers, directors and employees of the Company alleging that the defendants fraudulently reported misleading and untrue financial statements and records of compliance with certain financial covenants in the credit facility. The complaint asserts claims of fraud, aiding and abetting fraud, conspiracy to commit fraud, negligent misrepresentation, and aiding and abetting negligent misrepresentation. The complaint seeks damages of at least $1.7 billion, pre-judgment interest, and costs and expenses, including attorneys’ fees. The Company is not a defendant in the litigation. Any claims that the plaintiffs could have asserted against the Company in this case were discharged upon the effectiveness of the Plan of Reorganization. On March 19, 2004, the plaintiff and the outside directors entered into a stipulation of settlement by which the outside directors will be dismissed from the JPMorgan Chase action.

Initial Public Offering Litigation

On June 12, 2002, certain plaintiffs filed a consolidated complaint captioned In re Global Crossing Ltd. Initial Public Offering Securities Litigation in the United States District Court for the Southern District of New York alleging that certain of our current and former officers and directors violated the federal securities laws through agreements with underwriters in connection with Old GCL’s initial public offering and other offerings of its shares. The complaint seeks damages in an unstated amount, pre-judgment and post-judgment interest, and attorneys’ and expert witness fees. This consolidated action involving Old GCL is further consolidated in the United States District Court for the Southern District of New York with cases against approximately 309 other public issuers and their underwriters under the caption In re Initial Public Offering Securities Litigation. Pursuant to the automatic stay of litigation imposed by the Bankruptcy Code, we are not a defendant in this action. We believe that any liability we may have in respect of this action is subject to indemnification by the firms that acted as underwriters in the applicable securities offerings. Any monetary liability was, in any event, discharged upon the effectiveness of our Plan of Reorganization.

Resolution of Pre-petition Claims

Although claims arising prior to the commencement of the GC Debtors’ chapter 11 cases were discharged under the Plan of Reorganization, the holders of certain of those claims are entitled to share in the distributions under the plan. Many claims were filed against the GC Debtors that were overstated, unliquidated, or unsupported. As is typical in a large chapter 11 case, the resolution of those claims will take place over a number of months after the effective date of our Plan of Reorganization. The Plan of Reorganization turned this administrative process over to an “Estate Representative,” appointed by representatives of our largest pre-petition creditor groups. The resolution of disputes in connection with these pre-petition claims will not have an adverse effect on the Successor or change the aggregate treatment of the classes of claims and interests receiving distributions under the Plan of Reorganization.

Estate Representative Actions

Under the Plan of Reorganization, certain claims and causes of action against third parties for preferences, fraudulent transfers, and other causes of actions belonging to the GC Debtors were transferred to a liquidating trust for the benefit of certain classes of pre-petition creditors. The Estate Representative is responsible for prosecuting, settling or otherwise resolving the causes of action transferred to the liquidating trust.

For a discussion of certain other legal proceedings involving us, see Note 28, “Commitments, Contingencies and Other,” to our consolidated financial statements included in this annual report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2003, other than matters voted on by holders of our debt securities in the ordinary course of our then-pending bankruptcy proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Old GCL’s common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “GX” until January 28, 2002, at which time the NYSE suspended trading of Old GCL’s common stock due to our chapter 11 bankruptcy filing. As a result of the suspension and subsequent de-listing of Old GCL’s common stock from the NYSE, the shares began quotation on the over-the-counter (“OTC”) market under the symbol “GBLXQ” on January 29, 2002. The table below sets forth, on a per share basis for the periods indicated, the intra-day high and low sales prices for Old GCL’s common stock as reported by the NYSE and the closing high and low bid prices as reported on the OTC market; provided that the first quarter 2002 high price reflects the NYSE high sales price prior to Old GCL’s delisting on January 28, 2002, and the first quarter 2002 low price reflects the OTC market low bid price during the balance of the quarter. In addition, the fourth quarter 2003 high price reflects the OTC market high bid price through the Effective Date of the Plan of Reorganization on December 9, 2003, and the fourth quarter 2003 low price reflects the cancellation of all interests in Old GCL’s common stock effective on that date. The OTC bid prices represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions.

	Price Range
	2003		2002
	High	Low	High	Low
First Quarter	$0.02	$0.01	$0.88	$0.05
Second Quarter	$0.03	$0.02	$0.16	$0.05
Third Quarter	$0.03	$0.02	$0.06	$0.02
Fourth Quarter	$0.06	$0.00	$0.04	$0.01

Immediately prior to the cancellation of Old GCL’s common stock on December 9, 2003, there were approximately 31,500 stockholders of record of such stock.

New GCL’s common stock was distributed to ST Telemedia and the GC Debtors’ pre-petition creditors on December 9, 2003, when the Plan of Reorganization became effective. Such shares traded on the OTC market from December 10, 2003 through January 22, 2004, the date they were accepted for quotation on the Nasdaq National Market. During the period from December 10, 2003 through December 31, 2003, the closing high and low bid prices as reported on the OTC market were $34 and $25.75, respectively. There were seven shareholders of record of New GCL’s common stock on March 1, 2004.

Dividends

Old GCL never declared or paid a cash dividend on its common stock. New GCL has not declared or paid dividends on its common stock, and we do not expect it to do so for the foreseeable future. The payment of future dividends, if any, will be at the discretion of New GCL’s board of directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant. In addition, covenants in our financing agreements significantly restrict New GCL’s ability to pay cash dividends on its capital stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of the terms of these agreements.

Description of New Global Crossing Equity Securities

New GCL is authorized to issue 55,000,000 shares of common stock and 45,000,000 shares of preferred stock. Pursuant to our Plan of Reorganization, on the effective date of our Plan of Reorganization, New GCL issued 15,400,000 shares of common stock to our pre-petition creditors and 6,600,000 shares of common stock and 18,000,000 shares of preferred stock to a subsidiary of ST Telemedia. 18,000,000 shares of common stock were reserved for the conversion of ST Telemedia’s preferred shares, while an additional 3,478,261 shares of common stock were reserved for issuance under New GCL’s 2003 Stock Incentive Plan, which is described below under “—Equity Compensation Plan Information.” The following is a brief description of New GCL’s common and preferred shares.

New Global Crossing Common Stock

Each share of New GCL common stock (“New GCL Common Stock”) has a par value of $.01 and entitles the holder thereof to one vote on all matters to be approved by stockholders. The amended and restated bye-laws of New GCL contain certain special protections for minority shareholders, including a maximum discount applicable to rights offerings made prior to December 9, 2006, and certain obligations of ST Telemedia, or other third parties, to offer to purchase shares of New GCL Common Stock under certain circumstances. Certain other minority protections expired when the New GCL Common Stock was listed on the Nasdaq National Market, including certain pre-emptive rights and certain limitations on transactions with ST Telemedia or its affiliates. The amended and restated bye-laws of New GCL are filed as an exhibit to this annual report on Form 10-K.

New Global Crossing Preferred Stock

The 18,000,000 shares of preferred stock issued to a subsidiary of ST Telemedia on the effective date of our Plan of Reorganization (the “New GCL Preferred Stock”) accumulate dividends at the rate of 2% per annum. Those dividends will be payable in cash after New GCL and its subsidiaries (other than Global Marine and its subsidiaries) achieve specified financial targets. The New GCL Preferred Stock has a par value of $.10 per share and a liquidation preference of $10 per share (for an aggregate liquidation preference of $180 million). The New GCL Preferred Stock ranks senior to all other capital stock of New GCL, provided that any distribution to shareholders following a disposition of all or any portion of the assets of New GCL will be shared pro rata by the holders of New GCL Common Stock and New GCL Preferred Stock on an as-converted basis. Each share of New GCL Preferred Stock is convertible into one share of New GCL Common Stock at the option of the holder.

The New GCL Preferred Stock votes on an as-converted basis with the New GCL Common Stock, but has class voting rights with respect to any amendments to the terms of the New GCL Preferred Stock. As long as ST Telemedia beneficially owns a certain minimum percentage of the outstanding New GCL Common Stock, its approval will be required for certain major corporate actions of New GCL and/or its subsidiaries. Those corporate actions include (i) the appointment or replacement of the chief executive officer, (ii) material acquisitions or dispositions, (iii) mergers, consolidations or reorganizations, (iv) issuance of additional equity securities (other than enumerated exceptions), (v) incurrence of indebtedness above specified amounts, (vi) capital expenditures in excess of specified amounts, (vii) the commencement of bankruptcy or other insolvency proceedings, and (viii) certain affiliate transactions. New GCL’s amended and restated bye-laws and the certificate of designations for the New GCL Preferred Stock are filed as exhibits to this annual report on Form 10-K.

Securities Law Matters Relating to New Global Crossing Equity Securities

Section 1145(a) of the Bankruptcy Code generally exempts from registration under the Securities Act of 1933, as amended (the “Securities Act”), the offer or sale of a debtor’s securities under a chapter 11 plan if such securities are offered or sold in exchange for a claim against, or an equity interest in, such debtor. In reliance upon this exemption, the New GCL Common Stock issued to creditors under the Plan of Reorganization generally will be exempt from the registration requirements of the Securities Act. Accordingly, such securities may be resold without registration under the Securities Act or other federal securities laws pursuant to an exemption provided by section 4(1) of the Securities Act, unless the holder is an “underwriter” with respect to such securities, as that term is defined in the Bankruptcy Code. In addition, such securities generally may be resold without registration under state securities laws pursuant to various exemptions provided by the respective laws of the several states. However, recipients of securities issued under our Plan of Reorganization are advised to consult with their own legal advisors as to the availability of any such exemption from registration under state law in any given instance and as to any applicable requirements or conditions to such availability.

Section 1145(b) of the Bankruptcy Code defines “underwriter” for purposes of the Securities Act as one who (i) purchases a claim with a view to distribution of any security to be received in exchange for the claim other than in ordinary trading transactions, (ii) offers to sell securities issued under a plan for the holders of such securities, (iii) offers to buy securities issued under a plan from persons receiving such securities, if the offer to buy is made with a view to distribution of such securities, or (iv) is a control person of the issuer of the securities or other issuer of the securities within the meaning of Section 2(11) of the Securities Act. The legislative history of section 1145 of the Bankruptcy Code suggests that a creditor who owns at least ten percent (10%) of the securities of a reorganized debtor may be presumed to be a “control person.”

Notwithstanding the foregoing, statutory underwriters may be able to sell their securities pursuant to the resale limitations of Rule 144 promulgated under the Securities Act. Rule 144 would, in effect, permit the resale of securities received by statutory underwriters pursuant to a chapter 11 plan, subject to applicable volume limitations, notice and manner of sale requirements, and certain other conditions. Parties who believe they may be statutory underwriters as defined in section 1145 of the Bankruptcy Code are advised to consult with their own legal advisors as to the availability of the exemption provided by Rule 144. Whether any particular person would be deemed to be an “underwriter” with respect to any security issued under our Plan of Reorganization would depend upon the facts and circumstances applicable to that person. Accordingly, we express no view as to whether any particular person who received distributions under our Plan of Reorganization would be an “underwriter” with respect to any security issued under the plan.

In view of the complex, subjective nature of the question of whether a particular person may be an underwriter or an affiliate of ours, we make no representations concerning the right of any person to trade in the New GCL Common Stock distributed pursuant to the Plan of Reorganization. Accordingly, we recommend that recipients of New GCL Common Stock consult their own counsel concerning whether they may freely trade such securities.

The shares of New GCL’s preferred and common stock sold to a subsidiary of ST Telemedia under the Purchase Agreement were issued in a private placement transaction pursuant to Section 4(2) of the Securities Act. New GCL entered into a registration rights agreement with such subsidiary of ST Telemedia with respect to shares of New GCL Common Stock owned by it and its affiliates, including shares that may be acquired by them upon conversion of shares of New GCL Preferred Stock. Under this registration rights agreement, such subsidiary of ST Telemedia and certain of its transferees have demand and piggyback registration rights and will receive indemnification and, in some circumstances, expense reimbursement, from New GCL in connection with the registration of ST Telemedia’s New GCL Common Shares under the Securities Act. The registration rights agreement is filed as an exhibit to this annual report on Form 10-K.

Equity Compensation Plan Information

Table of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2003. This table does not reflect interests in respect of Old GCL’s common stock, all of which were canceled on December 9, 2003, the effective date of our Plan of Reorganization.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,199,000	$10.16	1,279,261
Equity compensation plans not approved by security holders	—	—	—

Total	2,199,000	$10.16	1,279,261

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of the Company as of and for the five years ended December 31, 2003. The historical financial data as of December 31, 2003 and 2002 and for the period from December 10, 2003 to December 31, 2003, the period from January 1, 2003 to December 9, 2003, and the years ended December 31, 2002 and 2001, have been derived from the historical consolidated financial statements presented elsewhere in this annual report on Form 10-K and should be read in conjunction with such consolidated financial statements and accompanying notes. We previously restated our consolidated financial statements as of and for the year ended December 31, 2000. The data presented in the table below reflect those restatements.

The consolidated financial statements of Predecessor for the period from January 1, 2003 to December 9, 2003 and the year ended December 31, 2002, were prepared while the Company was still involved in chapter 11 proceedings and, accordingly, were prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. As a result, the selected historical financial data for such periods does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if Predecessor were deemed not to have been continuing as a going concern.

Upon emergence from bankruptcy on December 9, 2003 (the “Effective Date”), we adopted fresh start accounting and reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities (see Note 3 “Fresh Start Accounting” to the accompanying consolidated financial statements). As a result, the historical financial data of Predecessor may not be entirely comparable to the historical financial data of Successor and may be of limited value in evaluating our financial and operating prospects in the future.

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31,
			2002	2001	2000 (restated)	1999
	(in millions, except share and per share information)
Statements of Operations data:
Revenues	$178	$2,754	$3,116	$3,659	$3,505	$1,491
Cost of access and maintenance	123	1,904	2,205	2,152	1,791	396
Other operating expenses	54	854	1,208	2,080	1,752	647
Depreciation and amortization	9	144	137	1,548	1,280	451
Asset impairment charges	—	—	—	17,181	—	—
Restructuring charges	—	—	—	410	—	—
Operating loss	(8)	(133)	(434)	(19,712)	(1,318)	(3)
Interest expense	(3)	(24)	(75)	(506)	(383)	(137)
Loss from write-down and sale of investments, net	—	—	—	(2,041)	—	—
Gain from sale of subsidiary’s common stock and related subsidiary stock sale transactions	—	—	—	—	303	—
Reorganization items, net	—	(127)	(95)	—	—	—
Gain on settlement of liabilities subject to compromise and recapitalization	—	23,869	—	—	—	—
Gain from fresh start adjustments	—	1,100	—	—	—	—
Benefit (provision) for income taxes	(1)	(5)	102	1,847	(376)	(108)
Income (loss) from continuing operations	(9)	24,739	(296)	(20,478)	(1,785)	(53)
Income (loss) from discontinued operations, net	—	—	950	(1,916)	(1,008)	(44)
Income (loss) applicable to common shareholders	(9)	24,739	635	(22,632)	(3,115)	(178)
Income (loss) per common share, basic:
Income (loss) from continuing operations applicable to common shareholders, basic	$(0.41)	$27.20	$(0.35)	$(23.37)	$(2.49)	$(0.24)

Income (loss) applicable to common shareholders, basic	$(0.41)	$27.20	$0.70	$(25.53)	$(3.69)	$(0.35)

Shares used in computing basic income (loss) per share	22,000,000	909,413,046	903,217,277	886,471,473	844,153,231	502,400,851

Income (loss) per common share, diluted:
Income (loss) from continuing operations applicable to common shareholders, diluted	$(0.41)	$25.97	$(0.35)	$(23.37)	$(2.49)	$(0.24)

Income (loss) applicable to common shareholders, diluted	$(0.41)	$25.97	$0.70	$(25.53)	$(3.69)	$(0.35)

Shares used in computing diluted income ((loss) per share	22,000,000	952,459,514	903,217,277	886,471,473	844,153,231	502,400,851

	Successor	Predecessor
	December 31, 2003	December 31,
Balance Sheet data:		2002	2001	2000 (restated)	1999
Cash and cash equivalents	$290	$423	$607	$766	$1,612
Working capital not including long-term debt in default	(69)	316	(794)	(202)	1,025
Property and equipment, net	1,109	1,059	1,000	8,124	4,896
Goodwill and intangibles, net	113	—	—	9,176	6,444
Total assets	2,171	2,635	4,214	28,940	19,666
Short-term borrowings and long-term debt in default	—	—	6,589	1,000	—
Long-term debt	200	—	—	5,113	4,900
Liabilities subject to compromise	—	8,662	—	—	—
Mandatorily redeemable and cumulative convertible preferred stock[1]	—	1,918	3,161	3,158	2,085
Total shareholders’ equity(deficit)	395	(10,935)	(12,195)	10,564	9,179

	Successor		Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31,
			2002	2001	2000 (restated)	1999
Cash flow data:
Net cash provided by (used in) operating activities	$(78)	$(342)	$49	$(1,224)	$(437)	$710
Net cash provided by (used in) investing activities	3	(144)	(235)	914	(3,398)	(3,952)
Net cash provided by (used in) financing activities	(2)	430	2	151	2,989	4,133

[1]	The mandatorily redeemable preferred stock and long-term debt in default were reclassified into liabilities subject to compromise at December 31, 2002.

In reading the above selected historical financial data, please note the following:

•	The Company implemented “fresh start” accounting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), upon emergence from bankruptcy on December 9, 2003. Fresh start accounting required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of the Company’s assets and liabilities. The Company engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of its property and equipment and intangible assets. The fair values of the assets as determined for fresh start reporting were based on estimates of anticipated future cash flow. Liabilities existing on the Effective Date are stated at the present values of amounts to be paid discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. Adopting fresh start accounting rules resulted in the Company recording a $23.869 billion gain on settlement of liabilities subject to compromise and recapitalization as well as a $1.100 billion gain relating to other fresh start adjustments. See Note 3 to the accompanying consolidated financial statements for a complete description of the fresh start accounting impacts on the Company’s Effective Date balance sheet.

•	The Company identified certain accounting matters relating to its consolidated financial statements for year ended December 31, 2000 that required restatement of previously reported amounts. The restatements related to revenue recognition for certain concurrent transactions, the gain recognition on the sale of GlobalCenter Inc. (the Company’s former web hosting subsidiary (“GlobalCenter”)), the recognition of deferred taxes on the sale of GlobalCenter and the Company’s former incumbent local exchange carrier business (the “ILEC”) and revenue recognition of Global Marine installation revenue. For further information on the impact of the restatements to previously reported results, see Note 4, “Restatement of Previously Issued Financial Statements,” to the consolidated financial statements included in our 2002 annual report on Form 10-K.

•

The consolidated statement of operations data for the year ended December 31, 1999 includes the results of Global Marine for the period from July 2, 1999, date of acquisition, through December 31, 1999; the results of Frontier Corporation (the Company’s subsidiary now known as Global Crossing North America Holdings, Inc. (“GCNAH”) that directly or indirectly owns most of the Company’s North American network and had previously owned GlobalCenter and the ILEC) ( “Frontier”) for the period from September 28, 1999, date of acquisition, through December 31, 1999; and the results of Global Crossing (UK) Telecommunications Limited (the Company’s principal operating subsidiary in its telecommunications services segment in the United Kingdom (“GCUK”), formerly known as Racal Telecom) for the period from November 24, 1999, date of acquisition, through December 31, 1999. The consolidated balance sheet as of December 31, 1999 includes amounts related to Global Marine, Frontier and GCUK. The consolidated statement of operations data for the year ended December 31, 2000 includes the results of IXnet Inc. (the Company’s subsidiary specializing in the provision of telecommunications services to the financial services community (“IXnet”)) (excluding IXnet’s Asian operations) for the period from June 14, 2000, date of acquisition, through December 31, 2000. The consolidated balance sheet as of December 31, 2000 includes amounts related to IXnet (excluding Asian operations).

•	The consolidated statement of operations data for all periods presented reflects the results of the ILEC, GlobalCenter, IPC Information Systems, Inc. (the Company’s former subsidiary engaged in the business of designing, manufacturing, installing and servicing turret systems, which provide desktop access to time-sensitive voice communications and data for the financial services community (“IPC”)) and Asia Global Crossing (including PCL and the Asian operations of IXnet) as discontinued operations. The ILEC business was sold on June 29, 2001 to Citizens Communications, Inc. for cash proceeds of $3.369 billion, resulting in an after-tax loss of approximately $206 million; GlobalCenter was sold to Exodus Communications, Inc. for 108.15 million shares valued at $1.918 billion on January 11, 2001, resulting in a deferred gain of $126 million amortizable over the 10 year life of a network services agreement between the Company and Exodus; IPC was sold to Goldman Sachs Capital Partners, Inc. for cash proceeds of $300.5 million on December 20, 2001, representing a loss of $120 million; and Asia Global Crossing, a 58.9% owned subsidiary, was abandoned on November 17, 2003 upon its filing for bankruptcy and our effective loss of control with no corresponding proceeds or outflow, representing a gain of $1.184 billion. The 2001 discontinued operating results of Asia Global Crossing includes impairment charges of $2.399 billion and $450 million in accordance with the provisions of SFAS No. 121 and APB No. 18, respectively. See further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Restructuring efforts commenced in August 2001 resulting in more than 5,700 employee terminations and the closing of 257 sites. Restructuring charges of $46 million, $95 million and $410 million are reflected in the results from operations above in 2003, 2002 and 2001, respectively. The 2003 and 2002 charges are recorded as reorganization items as required under SOP 90-7. See further discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	In 2001, the results from operations include non-cash long-lived asset impairment charges of $17.181 billion in accordance with the provisions of SFAS No. 121. This includes a write-off of all goodwill and other identifiable intangibles of $8.573 billion and tangible long-lived assets of $8.608 billion. See further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	We raised significant capital (both equity and debt) during the years ending December 31, 2001, 2000, and 1999. All outstanding common and preferred stock of Old GCL was canceled upon our emergence from bankruptcy. In addition, all outstanding indebtedness of the GC Debtors, including debt under our $2.25 billion senior secured corporate credit facility (the “Corporate Credit Facility”) was canceled. Our wholly-owned subsidiary, GCNAH issued $200 million principal amount of New Senior Secured Notes to ST Telemedia upon emergence from bankruptcy, which notes were subsequently transferred to a subsidiary of ST Telemedia. The New Senior Secured Notes are guaranteed by New GCL and its material subsidiaries. See further discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	On May 16, 1999, we entered into a definitive agreement to merge with US West, Inc. On July 18, 1999, we agreed to terminate our merger agreement and US West agreed to merge with Qwest Communications International, Inc. As a result, US West paid a termination fee of $140 million in cash and returned shares of Old GCL’s common stock purchased in a tender offer, and Qwest committed to purchase capacity over a four-year period. For the year ended December 31, 1999, we recognized $210 million, net of merger related expenses, of “other income” in connection with the termination of the US West merger agreement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and related notes appearing in this annual report on Form 10-K.

Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations and business strategies or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See Item 1, “Business—Cautionary Factors That May Affect Future Results,” for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward-looking statements.

Executive Summary

Overview

We are a global provider of telecommunications services to carriers and commercial enterprises around the world. The principal services we offer to our customers include voice, data and conferencing services. We offer these services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. The majority of our telecommunications services revenues and cash flows are generated based on monthly recurring services. We also provide installation and maintenance services for subsea telecommunications systems through our Global Marine subsidiary.

Industry and Economic Factors

The telecommunications industry remains highly competitive. Over the last two years many of our competitors have attempted to reorganize or have completed reorganizations, which has resulted in competitors emerging from bankruptcy with significant improvements in their financial condition and competitiveness. The result to the industry has been significant price erosion for voice and data products and services. We believe there will be significant continued pricing pressure in the future. Slow economic growth rates in most developed countries’ economies have hindered growth rates in demand for telecommunications products and services. We believe that if the growth rate in these economies increases, demand for telecommunication services will improve, but not at a rate sufficient to eliminate the impacts of price erosion.

Strategy

We differentiate ourselves from our competition through our IP service platform and our extensive broadband network. The industry shift of business applications to IP-based platforms favors our assets. We are striving to become the market leader in global data and IP services, building upon our extensive broadband network and technology advantages and the way we bring these to our customers.

Since emergence from bankruptcy, the Company has shifted its focus on customer acquisition rather than customer retention, which had been the focus during our bankruptcy proceedings. Specific target markets include regional and multi-national enterprises, federal government agencies, international and domestic carriers, Internet service providers and wireless providers. Our distribution system has been realigned around these customers using both direct and indirect channels, including partnerships with system integrators, to reach these targeted customers. We anticipate that this shift in our customer segmentation strategy and our ability to migrate our existing customers to advanced IP services will support a change in our revenue and product mix towards higher margin services and customers. In addition, the shift in voice traffic from traditional TDM equipment to VoIP significantly reduces our capital cost per minute. Our ability to provide voice services over a network optimized for IP to customers in both the carrier and commercial channels provides significant unit cost efficiencies for the Company which is expected to assist our penetration into the higher margin customers we target and improve our profitability.

Our carrier business is expected to remain a critical channel going forward throughout the execution of the above change in customer segmentation. We are driving more of our carrier traffic towards targeted customers such as wireless providers and cable and Internet service providers as opposed to the current concentration of CLECs and resellers within our carrier revenue mix. We anticipate that the carrier market will enhance our revenue and margin, as a result of increased network utilization that will lead to greater economies of scale. We will also continue to pursue a number of key initiatives including strategic purchasing agreements with access providers (including shifting of providers where necessary) and network optimization.

Key Performance Indicators

We utilize a focused group of financial and non-financial key performance indicators, which are reviewed by senior management at least monthly. This reporting facilitates timely and effective communication of results and key decisions, allowing our global business to react more quickly to changing requirements and shortfalls in our key performance indicators.

The Company and its senior management were required to focus on cash performance during the bankruptcy proceedings in order to survive the reorganization process and this focus has continued post-emergence. We have daily reporting of our cash position and our performance against our expected cash flows is measured and updated weekly. The expected impact on short-term and long-term cash performance is a critical topic in each significant business decision. Our most important cash related key performance indicator is “cash margin”. Cash margin is determined by comparing the cash collections from recurring service contracts in our telecommunications services business to the cash disbursements processed to our access providers. As discussed below in “Liquidity and Capital Resources”, our cash margin approximated $775 million in 2003. Improvement in this metric in 2004 will not only reflect improvements in cash management, but it will serve as an early indicator that our margin initiatives are working and our payment terms with vendors are becoming more favorable post-bankruptcy.

We have implemented a very successful headcount management reporting process within the Company, based upon our globally structured organization. All employees have been categorized into, and are managed within, globally integrated functional groups such as sales, customer service, network operations, information technology, finance, legal and human resources. Our headcount in the telecommunications services segment is approximately 4,000 as of March 1, 2004. This metric is tracked monthly via a system-generated report from our human resources database maintained on our SAP software system. Actual records are tracked against budgeted headcount not only by the functions mentioned, but also by location and against expected payroll dollars.

As discussed above, there are several non-financial metrics captured periodically, which measure our service capabilities (e.g., days required to provision a circuit between two of our points of presence), network performance (e.g., average availability), IP traffic growth (e.g., voice minutes carried over IP platform) and cost management (e.g., headcount). In order to achieve our strategic objectives and the profitability needed to succeed as a business, the tracking and execution of these non-financial objectives is just as important as our cash performance metrics discussed above and the following financial key performance indicators.

Financial key performance indicators in our business are focused on margin improvement and on our cost structure, including our direct costs to sell, especially third party access costs. Our cost of access management team executes cost initiatives, which are tracked each month to measure how the initiatives are impacting needed cost reductions to offset the declining pricing currently being experienced across all our product lines. The initiatives include facility network access optimization which includes extending the access network closer to the customer as well as migrating lower speed circuits to higher speeds, switched network access optimization through direct end office trunking versus tandem switching termination, use of competitive access alternate providers (evidenced by the signing of significant new access agreements by the Company over the last several months) and other traditional means such as revenue assurance (access charges to billing reconciliations) and dispute resolution.

Another key measure for our margin performance is average revenue per minute (ARPM). ARPM inherently reflects the “quality” of the minutes sold and is a key indicator of whether our customer segment mix is shifting in line with our goals. This metric is closely tracked each week to assist the Company in identifying targeted customers and product sets that are deteriorating in ARPM. It also serves to assist us in our volume and pricing statistics, which are closely monitored to track the performance of the sales organization throughout the year.

2003 Highlights and 2004 Outlook

Our revenues for both the telecommunications services and installation and maintenance segments continued to decline in 2003 as a result of continued pricing reductions for telecommunications services, lower demand for the installation and maintenance of subsea cables systems and customer concerns over our ability to emerge from bankruptcy. While we were in bankruptcy our primary focus was to maintain our revenue base by focusing on customer retention, rather than growing through new customer acquisitions. During 2003 we increased our overall volumes of telecommunications services sold but the average pricing decreases of approximately 10% for voice services and over 20% for data services resulted in a net decrease in our telecommunications segment revenues. In 2004, we will be focusing on acquiring customers and growing our business with them. We will focus on key market segments including regional and multinational enterprises, wireless providers, federal government agencies and systems integrators. In 2004, on an actual results basis, we expect to see a decrease in our telecommunications services segment revenues compared with 2003 due primarily to the elimination of certain low margin lines of business, continued price declines and the impact of fresh start accounting on deferred revenue, which reduces the revenue recognized for IRUs sold in prior periods. Price declines are expected in 2004 at an average of over 15% for voice and data services in the carrier and the commercial sales channels, which the Company anticipates to offset with its customer segmentation strategy, which will include migrating customers to advanced IP services resulting in a shift of the revenue mix towards higher margin services and customers. We anticipate a revenue reduction in the range of $75 million to $125 million annually as a result of tightening our pricing and payment terms particularly within the international voice long distance reseller customer base. Management expects to improve cash flow through reviewing its lines of business to specifically address volatile and low margin services. The anticipated revenue decreases are expected to be partially offset by anticipated volume increases in voice and data services. We also expect a slight increase in the higher margin data services revenue as a percentage of total revenue in 2004 as a result of our emergence from bankruptcy and our bringing to market an advanced suite of IP and data products. Excluding the impacts of the reduction of amortization of prior period IRU revenue ($78 million) and the impact of the international long distance initiative (up to $125 million), we expect our telecommunications services segment revenue to be flat to slightly higher in 2004.

We expect installation and maintenance segment revenue to decline in 2004 due in large part to the expiration of a significant ($53 million in revenue in 2003) maintenance contract as of January 1, 2004. We expect to see some recovery in installation revenue in the second half of 2004 through increased activity in the Middle and Far East as well as demand for regional networks. On February 27, 2004 we retained Citigroup Global Markets Inc. as our financial advisor to assist in exploring strategic alternatives regarding our Global Marine installation and maintenance services business, including the potential sale of that business. Any strategic transaction involving Global Marine would require approval of New GCL’s Board of Directors. In the event of a sale of Global Marine, any net proceeds received by us, after settlement of liabilities and deal costs, would be required to be used to repay the New Senior Secured Notes.

Our cost of access expense represents the most significant portion of our consolidated operating expenses at 62% of the total in 2003. Although in 2003 our overall sales volumes increased, our cost of access charges decreased as a result of cost of access reduction initiatives. These initiatives included shifting suppliers, contract and tariff renegotiations to lower access rates, facility network access optimization, switched network access optimization through direct end office trunking and increased review of access charges, special promotions and disputes resolution. The result of the improvement in cost of access charges on the overall telecommunications segment was a relatively stable telecommunications gross margin and a minor improvement in telecommunications gross margin percentage. In 2004, we expect to see further declines in cost of access as a result of additional access initiatives and a modest change in revenue mix towards higher margin data services, resulting in higher telecommunications gross margin and gross margin percentage. The Company is also pursuing significant strategic access purchasing agreements, some of which have already been signed, that over time are expected to result in significantly lowering our access costs over the term of the agreements.

Telecommunications gross margin for the years ended December 31, 2003 and 2002 is calculated as follows:

	December 31, 2003 (in millions)	% of telecom segment revenues	December 31, 2002 (in millions)	% of total telecom segment revenues
Telecommunications services segment revenue	$2,763	100%	$2,903	100%
Cost of access	1,915	69%	2,047	71%

Telecommunications services segment gross margin	$848	31%	$856	29%

We experienced negative cash flow from operations in 2003. At December 31, 2003, we had $290 million of unrestricted cash and cash equivalents. We expect our available liquidity to decline in 2004 due to operating cash flow requirements and expect disbursements in 2004 of approximately $128 million for deferred reorganization costs, and $30 million for final fees and expenses of retained professionals in the bankruptcy proceedings. We anticipate the need to raise up to $100 million in financing to have adequate financial resources through January 1, 2005. We are currently seeking to arrange a working capital facility or other financing to provide us this necessary liquidity. If we cannot raise this financing, ST Telemedia has indicated its non-binding intention to provide us up to $100 million of financial support subject to certain restrictions.

The financial information presented in this report comprises the consolidated financial information of (i) Successor at December 31, 2003 and for the period from December 10, 2003 to December 31, 2003; and (ii) Predecessor at and for the years ended December 31, 2002 and 2001 and for the period from January 1, 2003 to December 9, 2003 and for the year ended December 31, 2002. The consolidated financial statements of the Predecessor for the period from January 1, 2003 to December 9, 2003 were prepared while the Predecessor was still engaged in chapter 11 proceedings and, accordingly, were prepared in accordance with SOP 90-7. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted had Predecessor not been accounted for as a going concern.

Successor emerged from chapter 11 bankruptcy proceedings on December 9, 2003. On the Effective Date, we executed fresh start accounting in accordance with SOP 90-7. Unlike the consolidated financial statements for Predecessor contained herein, the consolidated financial statements for Successor reflect reorganization adjustments for the discharge of debt, the elimination of the Predecessor’s capital structure including all accumulated losses, and the adoption of fresh start reporting. This resulted in significant changes to the following balance sheet captions: cash and cash equivalents (including restricted cash), other long-term assets, property and equipment, deferred revenue, deferred reorganization costs, liabilities subject to compromise, and stockholders’ equity (deficit).

Reorganization

As a result of the downturn in the telecommunications industry in 2001, increased competition, downward pricing trends, customer demand falling short of expectations and the deterioration of our operating performance, on January 28, 2002, Old GCL and fifty-four of its wholly-owned subsidiaries filed voluntary petitions of relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On the same date, Old GCL and certain

Bermuda subsidiaries commenced insolvency proceedings in the Bermuda Court. Additional subsidiaries filed petitions in the Bankruptcy Court and commenced insolvency proceedings in the Bermuda Court during 2002. In March 2002, the Bankruptcy Court approved a bidding and auction process for the sale of our business, either in whole or in part. The eventual outcome of the auction process was an agreement for the sale of a 61.5% equity interest in New GCL for $250 million to ST Telemedia. After receiving the necessary regulatory, Bankruptcy Court and Bermuda Court approvals, the Successor emerged from bankruptcy on December 9, 2003. See “Our Chapter 11 Reorganization” under Item 1 for a more complete description of our reorganization.

The consummation of the Plan of Reorganization on December 9, 2003 resulted in the following:

•	Payment of $535 million in cash (including $7 million paid to the liquidating trust), the issuance of 38.5% of the equity in New GCL and transfer of the entire beneficial interest in the liquidating trust to the GC Debtors’ pre-petition creditors;

•	Payment of $221 million in cash deferred beyond the Effective Date and payable under terms up to 24 months) to holders of secured and priority tax claims and to certain of our pre-petition vendors in accordance with settlements approved by the Bankruptcy Court;

•	Payment of all administrative claims in the GC Debtors’ chapter 11 cases (certain payments of admin claims were deferred beyond the Effective Date), including payments to retained professionals (including $54 million on the Effective Date), payment of $2 million on the Effective Date of indenture trustees’ fees and payment of $7 million in cash on the Effective Date to estate representatives to fund the post-emergence administration expenses for winding up the bankruptcy estates of Old GCL and Old GCHL, resolving disputed claims, and pursuing causes of action against third parties;

•	Issuance of 18 million shares of New GCL Preferred Stock (convertible into 18 million shares of New GCL Common Stock) and 6.6 million shares of New GCL Common Stock to a subsidiary of ST Telemedia in consideration for a cash equity investment of $250 million (the New GCL Preferred Stock and New Common Stock issued to ST Telemedia will represent a 61.5% equity ownership interest);

•	Issuance of $200 million in aggregate principal amount of 11% New Senior Secured Notes to ST Telemedia for gross proceeds of $200 million, which gross proceeds were distributed to our pre-petition and unsecured creditors (which amounts are included in the $535 million cash payment noted above); and

•	Discharge of all pre-petition claims against the GC Debtors and the cancellation of all pre-petition equity interests in Old GCL (whether in the form of preferred stock, common stock, or options) and all pre-petition preferred equity interests in Old GCHL.

After giving effect to the Purchase Agreement, the board of directors of New GCL consists of ten members, comprised of leaders with distinguished backgrounds in industry and government. Eight members of the board of directors have been designated by ST Telemedia, and two members of the board of directors have been designated by the former creditors of Old GCL. The following individuals are now directors of New GCL: Edward C. “Pete” Aldridge Jr., Archie Clemins, Donald L. Cromer, Richard R. Erkeneff, Lee Theng Kiat, Charles Macaluso, Michael Rescoe, Robert J. Sachs, Peter Seah Lim Huat, and Lodewijk Christiaan van Wachem.

Accounting Impact of Reorganization

As a result of our chapter 11 filing in the Bankruptcy Court, the consolidated financial statements of Predecessor have been prepared in accordance with SOP 90-7. SOP 90-7 requires an entity to distinguish pre-petition liabilities as subject to compromise from post-petition liabilities on its consolidated balance sheet. The liabilities subject to compromise reflect our estimate of the amount of pre-petition claims that were restructured in the GC Debtors’ chapter 11 cases. In addition, our consolidated statement of operations reflects ongoing operations separately from any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization, otherwise known as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, as amended by SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On the Effective Date, we implemented the “fresh start” accounting provisions of SOP 90-7 to the financial statements of Successor. Under fresh start accounting, we allocated the reorganization value to our assets and liabilities based upon their estimated fair values. The reorganization value of $407 million was determined pursuant to our Plan of Reorganization and ST Telemedia’s $250 million equity investment for 61.5% ownership. The fair value of the assets and liabilities of Successor, on the Effective Date, of approximately $2.2 billion comprised $200 million in New Senior Secured Notes, $407 million in New GCL common and preferred stock and additional paid in capital and approximately $1.6 billion of other liabilities, including obligations under various capital leases, that were not eliminated or discharged under the terms of the Plan of Reorganization. As described in Item 1 under “Our Chapter 11 Reorganization,” the Plan of Reorganization resulted in the cancellation of all Old GCL outstanding common and preferred stock and additional paid in capital and all pre-petition indebtedness of the GC Debtors. See Note 3, “Fresh Start Accounting,” to the accompanying consolidated financial statements for a full description of the impact of fresh start accounting on Successor’s consolidated balance sheet on the Effective Date. As a result of these changes to the capital structure, Successor’s interest expense and preferred dividend obligations will be significantly less than we incurred in periods prior to our bankruptcy filing.

Restructuring

We commenced a restructuring of our costs in August 2001. Since that time through December 31, 2003, 5,700 employees have been terminated and 257 sites consisting of approximately 4.1 million square feet have been vacated as a result of our restructuring plans. These announced restructuring efforts initially centered around the realignment and integration of our then current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance and sales and marketing functions.

From August 2001 through December 31, 2003, these efforts resulted in aggregate charges related to employee related costs of $135 million; costs related to facility closures of $354 million; and $62 million of other charges. See Note 6, “Restructuring Costs and Related Impairments,” to the accompanying consolidated financial statements for further information on our restructuring activities.

On January 1, 2003 we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), for any exit or disposal activities initiated after December 31, 2002.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management continually evaluates its judgments, estimates and assumptions, including those related to the critical accounting policies described below based on historical experience and available information. The following are our critical accounting policies that affect significant areas of our financial statements and involve significant judgment, assumptions, uncertainties and estimates. If actual results or events differ materially from those contemplated by management in making these estimates, the impact on our consolidated financial statements could be material. For a full description of our significant accounting policies, see Note 4, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements.

Fresh Start Accounting and Reporting

Upon emergence from bankruptcy, we adopted fresh start accounting and reporting which resulted in material adjustments to the historical carrying amount of our assets and liabilities. Fresh start accounting and reporting was applied in accordance with SOP 90-7, which required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values. The fair value of the assets, as determined for fresh start reporting, was based on estimates of anticipated future cash flows of these assets discounted at appropriate current rates. Liabilities existing at the Effective Date were stated at the present values of expected amounts to be paid discounted at appropriate current rates. The Company engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of its property and equipment and intangible assets. Deferred taxes were reported in conformance with existing generally accepted accounting principles. Debt issued in connection with the Plan of Reorganization was recorded at fair value. The determination of the fair values of assets and liabilities was subject to significant estimation and assumption.

Revenue Recognition and Related Reserves

Telecommunications Services

Revenues derived from telecommunication and maintenance services, including sales of capacity under operating type leases, are recognized as services are provided. Payments received in advance of providing services are deferred until the period in which these services are provided.

Telecommunications Installation Revenues

We recognize revenue related to telecommunication installation services and equipment in accordance with guidance included in SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) as amended by SEC Staff Accounting Bulleting 104, “Revenue Recognition” (SAB No. 104). Under the provisions of SAB No. 101, as amended by SAB No. 104, installation revenues and the associated costs related to installation are to be recognized over the longer of the contractual period or expected customer relationship. We have determined our average expected customer relationship to be approximately 2 years as at December 31, 2003 and as such, that is the period over which we amortize our installation revenue unless the contractual period exceeds two years. The determination of the term of our average expected customer relationship is based on historical experience and future expectations that are subject to significant estimation and assumption.

Percentage-of-Completion

Revenue and estimated profits under long-term contracts for subsea telecommunication installation by Global Marine are recognized under the percentage-of-completion method of accounting, whereby sales and profits are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs to complete. Provisions for anticipated losses are made in the period in which they first become determinable. The determination of estimated costs to complete involves significant estimation and assumption.

Sales Credit Reserves

During each reporting period we must make estimates for potential future sales credits to be issued in respect of current revenues, related to billing errors, service interruptions and customer disputes. We analyze historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating our credit reserve requirements. We reserve known billings errors and service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. We also estimate a general sales credit reserve related to unknown billing errors and disputes based on such historical credit activity. The determination of the general sales credit and customer dispute credit reserve requirements involves significant estimation and assumption.

Allowance for Doubtful Accounts

During each reporting period we must make estimates for potential losses resulting from the inability of our customers to make required payments. We analyze our reserve requirements using several factors, including the length of time the receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate, current industry trends and other relevant factors. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on most accounts utilizing the factors previously mentioned. We have historically experienced significant changes month to month in reserve level requirements, primarily due to unanticipated large customer bankruptcy filings or other insolvency proceedings. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and CLECs, the collectibility of receivables and credit worthiness of customers can become more difficult and unpredictable. Changes in the financial viability of significant customers, worsening of economic conditions and changes in our ability to meet service level requirements may require changes to our estimate of the recoverability of the receivables. In some cases receivables previously charged off are recovered through litigation and are recognized as a reduction in bad debt expense in the period realized. Appropriate adjustments will be recorded to the period in which these changes become known. The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimation and assumption.

Cost of Access Accruals

Cost of access, which is our single largest expense and amounted to approximately 69% of telecommunications services segment revenue in 2003, is expensed as incurred. The recognition of these costs involves the use of various management estimates and assumptions and requires reliance on non-financial systems. Consistent with other costs recorded in each reporting period, there are a significant amount of services incurred for which vendors have not yet billed the Company. We therefore need to make significant estimates for our access costs, specifically regarding traffic resulting in usage based access costs. As discussed later in this Item 7, our cost of access is primarily comprised of usage based voice charges paid to other carriers to originate and/or terminate switched voice traffic, charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers, along with internet peering charges incurred in transporting IP traffic and other enhanced services. The usage based voice charges are a direct result of the traffic volume in the particular month for which we do not have invoices at the time of the close of our monthly reporting period. We utilize the minute volumes reported by internal usage reports from our switched network that feed into an internal access system, which also maintains our access supplier contract and tariff rates on a rate table to assist in estimating our usage based access costs. Dedicated facility access costs are also estimated based on the number of circuits and the average circuit costs, based on our internal records, adjusted for contracted rate changes. We consistently monitor the accuracy of our systems to measure network volumes, track circuits and our rate tables are updated multiple times between monthly reporting periods to maintain the accuracy of the rate structure we have with our access providers and per the current regulated tariff rates. Upon receipt of the invoice from the access provider (which can occur up to 90 days following the close of the monthly reporting period), we adjust our estimate accordingly. In certain instances a reconciliation process commences in order to arrive at a mutual understanding of the appropriate level of charges, which process can sometimes take several months to complete. During this period the Company maintains its accrual level at amounts equivalent to the amount invoiced by the access provider and in many cases pays this amount in accordance with agreed upon terms.

Due to the complexity of the combination of changing regulations, pricing fluctuations, measuring traffic volumes, new supplier agreements and multiple invoices from the same vendor (especially from large carriers), the estimates are subject to change. Changing regulations regarding access rules and related charges also create uncertainty regarding how the changes may impact our rate tables maintained internally. Although regulations are expected to continue to evolve, especially regarding enhanced services (See “Regulatory Overview” in Item 1), we believe we have established adequate reserves due to our approach in the access accrual process.

Impairment of Goodwill and Other Long-Lived Assets

We assess the possible impairment of long-lived assets composed of property and equipment, goodwill, other intangibles and other assets held for a period longer than one year, whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may be impaired. Goodwill and other intangible assets are also reviewed annually for impairment whether or not events have occurred that may indicate impairment. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted net future cash flows expected to be generated by the asset. If these projected future cash flows are less than the carrying amount, impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured by the amount by which the carrying amounts of the assets exceed their fair value. Calculating the future net cash flows expected to be generated by assets to determine if impairment exists and to calculate the impairment involves significant assumptions, estimation and judgment. The estimation and judgment involves, but is not limited to, industry trends including pricing, estimating long term revenues, revenue growth, operating expenses, capital expenditures, and expected periods the assets will be utilized.

During the year ended December 31, 2001, long-lived tangible and intangible asset impairments of $17.181 billion were recorded to continuing operations in the accompanying consolidated statement of operations. Additional long-lived asset impairments of $2.399 billion were recorded to discontinued operations during the year ended December 31, 2001. These impairment charges were recorded in accordance with SFAS No. 121. See Note 5, “Impairment of Long-Lived Assets,” to the accompanying consolidated financial statements included in this annual report on Form 10-K for a further description of these impairment charges.

As discussed in Note 3, “Fresh Start Accounting,” to the accompanying consolidated financial statements included in this annual report on Form 10-K, we adopted fresh start accounting upon our emergence from bankruptcy under SOP 90-7, which resulted in a change in the value of our long-lived assets. The change was a result of allocating the reorganization value to our assets and liabilities based upon their estimated fair values.

Pension and Other Post Retirement Benefits

We maintain benefit plans for our employees, including defined benefit pension plans and other post retirement benefit plans. On a consolidated basis, the fair value of benefit obligations exceeds pension plan assets resulting in expense. Other post retirement benefit plans are immaterial. The calculation of pension expense and pension liability requires the use of a number of estimates and assumptions. Significant benefit plan assumptions include the assumed discount rate used, the long-term rate of return of plan assets and rate of future increases in compensation. The assumptions we use are based on historical experience and by evaluating predictions on matters such as rates of return and mortality provided by third party advisors such as actuaries and investment advisors. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can materially differ from the assumptions.

Deferred Taxes

Our current and deferred income taxes, and associated valuation allowances, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax on income and deductions. Actual realization of deferred tax assets and liabilities may materially differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances.

The assessment of a valuation allowance on deferred tax assets is based on the weight of available evidence that some portion or all of the deferred tax asset will not be realized. Deferred tax liabilities were first applied to the deferred tax assets reducing the need for a valuation allowance. Future utilization of the remaining net deferred tax asset would require the ability to forecast future earnings. Based on past performance resulting in net loss positions, sufficient evidence exists to require a full valuation allowance on the net asset balance.

As a result of our bankruptcy, estimates have been made that impact the deferred tax balances. The factors resulting in estimation include but are not limited to the fresh start valuation of assets and liabilities, implications of cancellation of indebtedness income and various other matters. Additional information and analysis is required in order to finalize these preliminary calculations.

Restructuring

We have engaged in restructuring activities, which require us to make significant judgments and estimates in determining restructuring charges, including, but not limited to, future severance costs and other employee separation costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and changes in such estimates, especially as they relate to contractual lease commitments and related anticipated third party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations.

See further discussions in this Item and Note 6, “Restructuring Costs and Related Impairments,” to the accompanying consolidated financial statements included in this annual report on Form 10-K, for information on restructuring activities for the period December 10 to December 31, 2003, the period January 1 to December 9, 2003 and the years ended December 31, 2002 and 2001.

Telecommunications Installation Costs

We recognize costs related to the purchase of third party telecommunication installation services and equipment in accordance with the guidance included in SAB No. 101 as amended by SAB No. 104. Under this guidance, installation costs are recognized over the longer of the contractual period or expected customer relationship. We have determined our average expected customer relationship to be approximately 2 years as at December 31, 2003 and, as such, this is the period over which we amortize our third party installation costs unless the contractual period exceeds two years. The determination of the term of our expected customer relationship is based on historical experience and future expectations that are subject to significant estimation and assumption.

Stock-Based Compensation

On December 9, 2003, Successor adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to stock option awards granted or modified commencing with the stock option award issued in connection with the emergence event on December 9, 2003. Once the fair value of a stock option is calculated we estimate the number of options expected to actually vest (total options granted less options reduced by expected employee attrition) to determine total expected stock compensation expense. The total expected stock compensation expense is amortized on a straight-line basis over the option vesting term; provided that the amount amortized as of a given date may be no less than the portion of the options vested as of such date. We used the Black-Scholes option pricing model to determine the fair value of a stock option awarded under SFAS No. 123. The Black-Scholes model requires several subjective inputs including expected volatility, expected life of the option and expected dividend yield. As we have restructured our business through the bankruptcy process, we do not have appropriate historical experience (especially towards the volatility input due to our short market trading history as of December 31, 2003) to assist us in determining the inputs and have therefore based our inputs, excluding dividend yield which is based on our expectation, on the average of a select group of our competitors’ assumptions. The assumptions used to calculate the fair value of the options are a 70% expected volatility, a 5-year expected life of the option and 0% dividend yield. The estimated 6% employee attrition was based on a review of historical attrition, prior to entering into bankruptcy, and current telecommunications market trends. The determination of inputs used in the Black-Scholes option pricing model and expected employee attrition involves significant estimation and assumption. The impact on compensation expense recognized by Successor during the period December 10 to December 31, 2003 relating to the December 9, 2003 stock option grant was an expense of approximately $1 million.

For a description of our stock-based compensation programs, see Note 24, “Stock Option Plan”, to the accompanying consolidated financial statements included in this annual report on Form 10-K.

Comparison of Financial Results

In light of events and circumstances that occurred during the years ended December 31, 2003, 2002 and 2001, the results between periods are not necessarily comparable due to the following factors:

•

As a result of the consummation of the Plan of Reorganization and emergence from bankruptcy on December 9, 2003, we discharged certain pre-petition liabilities subject to compromise, restructured our equity and adopted fresh start accounting in accordance with SOP 90-7. This resulted in recording a gain on settlement of pre-petition liabilities and recapitalization of $23.869 billion and a gain of $1.100 billion related to fresh start accounting adjustments, including the elimination of $1.405 billion in deferred revenue. This adjustment of deferred revenue will decrease revenue in 2004 in excess of $75 million compared to 2003.

•	We filed for bankruptcy protection on January 28, 2002, which had a profound effect on our results, including the cessation of interest accruing on all of our outstanding indebtedness and dividends on outstanding preferred stock; significant reduction of operating expenses through lease and contract rejections resulting from the exercise of our rights under the Bankruptcy Code; improvements in working capital cash flows due to the stay orders of the court applying to our pre-petition liabilities; and erosion of revenues in 2003 and 2002 from levels experienced in 2001 following the bankruptcy filing.

•	Material impairment charges to continuing operations aggregating approximately $17.181 billion during the year ended December 31, 2001 were recorded to long-lived assets which substantially reduced depreciation and amortization expense in the year ended December 31, 2002 compared to prior periods.

•	We restructured our cost environment commencing August 2001, when we made our initial announcement of employee reductions, asset abandonments and real estate portfolio rationalization. The cost restructuring and the January 2002 bankruptcy filing resulted in an overall reduction to cost levels in 2003 and 2002 versus the levels incurred in 2001 and 2000. We have recorded cumulative restructuring costs of $551 million from the commencement of the restructuring activities in August 2001 through December 31, 2003. As a result, other operating expenses were reduced from $2.080 billion in 2001 to $1.208 billion in 2002 to $908 million in 2003. Cash capital expenditures were also significantly reduced from $2.643 billion in 2001 to $281 million in 2002 to $152 million in 2003.

•	We disposed of our web-hosting business, GlobalCenter, on January 10, 2001; our ILEC business on June 29, 2001; and the IPC trading systems business on December 20, 2001. These asset sales had a significant impact on the tax provision and tax benefit reflected in the consolidated statement of operations. The decline in the value of the Exodus Communications, Inc. stock received in connection with the sale of GlobalCenter also contributed significantly to the greater than $2 billion in realized losses recorded by us in 2001 in our investments portfolio. In addition, Asia Global Crossing was abandoned effective November 17, 2002, the date Asia Global Crossing filed for bankruptcy protection. The ILEC business, GlobalCenter, IPC and Asia Global Crossing are all reflected in results from discontinued operations for all periods presented although the dates of disposal occurred at various points throughout the period being discussed below.

•	The performance of the telecommunications industry declined as a whole. As a result of an excess of supply over demand, significant price deflation occurred throughout the period, as discussed further below.

Inclusion of Results of Operations of Successor and Predecessor during 2003

On the Effective Date, New GCL emerged with a new capital structure and with no retained earnings or accumulated losses. This resulted in a new reporting entity under a new basis of accounting, thereby resulting in a second accounting period in 2003 for the Company. Following the transaction closing late in the business day on December 9, 2003, Successor commenced operations on December 10, 2003 and thus experienced a 22 day operating period in 2003. The results for the period January 1, 2003 through December 9, 2003 represent the Predecessor’s operations.

As required by Item 303(a) of Regulation S-K, the below discussion and analysis of results covers all periods for which financial statements are presented, even when those periods relate to periods shorter than a full 12 month period. Such shortened periods are not directly comparable to full-year periods. Therefore, in order to provide an informative comparison of results in this Item 7, we use pro forma information below for the entire 2003 fiscal year by combining the results of operations of Predecessor from January 1, 2003 through December 9, 2003 with the results of operations of Successor from December 10, 2003 through December 31, 2003.

Pro Forma Combined Results of Operations for the Year Ended December 31, 2003 and Predecessor Results of Operations for the Year Ended December 31, 2002

The following discussion compares the results of operations of Successor and Predecessor on a combined basis for the year ended December 31, 2003 with the historical results of operations of Predecessor for the year ended December 31, 2002. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. The pro forma combined results of operations for the year ended December 31, 2003 combines the results of operations for Predecessor for the period from January 1, 2003 to December 9, 2003 with the results of operations for Successor for the period from December 10, 2003 to December 31, 2003. Such pro forma combined financial information does not reflect the results of operations that either Predecessor or Successor would have achieved for a full 12-month operating cycle in 2003. The pro forma combined financial information for the year ended December 31, 2003 is merely additive and does not give pro forma effect to the Predecessor’s results as if the consummation of the Plan of Reorganization and the related fresh start and other adjustments had occurred at the beginning of the period presented. In addition, Successor has a significantly different capital structure than Predecessor as a result of the reorganization.

The tables and discussion below reflect the selected statement of operations data for the years ended December 31, 2003 and December 31, 2002 as a combination of the results of Predecessor for the year ended December 31, 2002 and the period from January 1, 2003 to December 9, 2003, and the results of Successor, for the period from December 10, 2003 to December 31, 2003.

Revenues. Revenues for the years ended December 31, 2003 and 2002 reflect the following changes:

	December 31, 2003	December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Commercial	$1,048	$1,252	$(204)	(16)%
Consumer	28	44	(16)	(36)%
Carrier:
Service revenue	1,609	1,533	76	5%
Amortization of prior period IRUs	78	74	4	5%

Total carrier	1,687	1,607	80	5%

Total telecommunications services segment revenue	2,763	2,903	(140)	(5)%
Total installation and maintenance segment revenue, net of eliminations	169	213	(44)	(21)%

Total revenues	$2,932	$3,116	$(184)	(6)%

Commercial revenues. Commercial revenues relates to the provision of voice, data and conferencing services to our customers, other than carriers and consumers.

	December 31, 2003	December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Voice services revenue	$470	$557	$(87)	(16)%
Data services revenue	497	576	(79)	(14)%
Conferencing services revenue	81	119	(38)	(32)%

Total commercial revenues	$1,048	$1,252	$(204)	(16)%

In 2003 our commercial revenues decreased as a result of pricing declines in both voice and data services and volume declines in the financial services sector customers resulting from customers’ continued uncertainty regarding our financial viability. The decline in conferencing services was more severe as we were the primary providers of conferencing services to many customers including multinational corporations. We believe the prolonged bankruptcy period and related uncertainty directly contributed to this attrition. Data revenue declined less than voice revenue despite significant pricing declines, reflecting the greater difficulty and cost required for customers to switch to alternative providers of data services than voice services in light of the increased need for customer premises equipment in the provision of data versus voice services. Commercial data revenues held up well with our global managed service customers, particularly in the United Kingdom, although we experienced a significant decrease in commercial data revenue in the financial services sector, where we have a substantial concentration of customers, which has been hit hard by the economic climate. In 2004, we expect commercial revenues to increase marginally as a result of our emergence from bankruptcy and aggressive targeting of regional and multinational enterprises, federal government agencies and systems integrators. We expect to see continued pricing declines for both voice and data services products but expect the overall increase in commercial volumes to exceed the pricing decline. We expect a slight change in overall sales mix towards the higher margin data services revenues as a percentage of total commercial revenues.

Consumer revenues. We continued to minimize investment in our consumer business during 2003 as we had previously determined that this business was not core to our strategy and plans for the period. There are no plans to grow this business as the costs to maintain and acquire customers are expected to exceed the benefits to our future profitability. In addition, price levels for consumer services continue to decline, as a result of new competitive entry and substantial increases in network capacity. In 2004, we expect to continue to see declines in our consumer revenues.

Carrier revenues. Service revenue in the carrier channel relates to the provision of voice and data services to our telecommunications carrier customers.

	December 31, 2003	December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Voice services revenue	$1,394	$1,288	$106	8%
Data services revenue	215	245	(30)	(12)%

Total carrier service revenues	$1,609	$1,533	$76	5%

While the total carrier service revenue increased over prior years, we experienced a shift in our sales mix from the higher margin data services (13% of carrier service revenue in 2003 versus 16% in 2002) to lower margin voice services (87% of carrier service revenue in 2003 versus 84% in 2002). The decrease in data services revenue was as a result of continued industry pricing declines and reductions in capacity maintenance revenues as a result of the termination of several significant IRU agreements either through customer settlement agreements or through the bankruptcy proceedings of the customers that had purchased the capacity from us. Carrier voice services revenue increased as a result of aggressive marketing of voice services to compensate for the reduction in data services revenue. The increase was a result of significant increases in volume offset by continued pricing declines. The prolonged period in bankruptcy had less of an impact on carrier voice services revenue as carriers often used several voice services providers to meet their traffic demands, thereby reducing the overall risk of relying on one carrier supplier for voice services. Further, because of short lead times to change voice services providers, there was less risk of a disruption in service if a change in providers were to become necessary as compared with data services which required a much longer lead time to switch providers. In 2004, we expect to see total carrier service revenues decline marginally as a result of our tightening the payment and pricing terms for certain international voice long distance reseller customers to improve the cash flow position for this line of business, which will reduce revenue in 2004 versus 2003 by approximately $75-$125 million, and continued pricing declines for both data and voice services. The decrease will be partially offset by increases in volume. We expect the sales mix to change towards a higher percentage of data services revenues as a percentage of total revenues.

The revenue recognized in 2003 relating to the amortization of IRUs sold in prior periods increased as a result of new activations of capacity related to IRUs. Upon the consummation of the Plan of Reorganization and adoption of fresh start accounting we eliminated $1.405 billion of deferred revenue related to prepaid IRUs and other long term agreements to adjust the deferred revenue to its fair value (approximately a 90% reduction). As a result of the elimination of the deferred revenue, the revenue recognized related to the previously signed IRUs will significantly decrease in 2004, resulting in at least a $75 million decrease in this revenue stream in 2004 versus 2003.

Installation and maintenance revenues

	December 31, 2003	December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Maintenance revenue	$127	$145	$(18)	(12)%
Installation revenue	42	68	(26)	(38)%

Total installation and maintenance revenues, net of eliminations	$169	$213	$(44)	(21)%

Maintenance revenue decreased primarily due to the loss of maintenance contracts and a reduction in spare part purchasing by customers for their subsea systems due to tighter system capital spending. Installation revenue decreased due to a continued decline in installation contract revenue as a result of the oversupply of subsea capacity in the global telecommunications market since late 2001 and the early termination of two sub-charter agreements in 2003 that were in effect for all of 2002. In 2004, we expect to see additional reductions in revenue due to the expiration of a significant maintenance contract as of January 1, 2004, which provided $53 million in revenues in 2003.

Operating Expenses. Components of operating expenses for the years ended December 31, 2003 and 2002 were as follows:

	December 31, 2003	December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Cost of access and maintenance	$2,027	$2,205	$(178)	(8)%
Other operating expenses	908	1,208	(300)	(25)%
Depreciation and amortization	153	137	16	12%
Termination of ship charter	(15)	—	(15)	NM

Total operating expenses	$3,073	$3,550	$(477)	(13)%

NM—not meaningful

Cost of access and maintenance. Cost of access and maintenance (“COA&M”) primarily includes the following: (i) usage based voice charges paid to local exchange carriers (“LECs”) and interexchange carriers (“IXCs”) to originate and/or terminate switched voice traffic; (ii) charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (iii) internet peering charges incurred in transporting IP traffic and other enhanced services; and (iv) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber optic network (“wet maintenance”) and cable landing stations.

	December 31, 2003	December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Cost of access	$1,915	$2,047	$(132)	(6)%
Maintenance expenses	112	158	(46)	(29)%

Total COA&M	$2,027	$2,205	$(178)	(8)%

Cost of access decreased as a result of cost of access initiatives (including, but not limited to: shifting suppliers, contract and tariff renegotiations to lower access rates, facility network access optimization including extending the access network closer to the customer as well as migrating lower trunks speeds to higher speeds, switched network access optimization through direct end office trunking and increased review of access charges, special promotions and disputes resolution) to eliminate non-revenue generating usage and negotiate lower cost of access unit prices. Usage based access charges decreased $28 million, or 2%, to $1.297 billion in 2003 from $1.325 billion in 2002. The decrease in usage based charges was a result of pricing reductions in unit costs as our overall unit volume increased in 2003. As indicated above, the pricing levels for our voice revenues decreased 10% in 2003. However, we were able to execute similar access pricing rate decreases and thereby to avoid margin erosion for usage based services. Leased line based usage charges decreased $104 million, or 14%, to $618 million in 2003 from $722 million in 2002. Revenue related to the leased line usage charges decreased at a similar level in 2003. Our leased line revenues are related to our higher margin data services and our cost of access initiatives were successful in maintaining an almost equal decrease in cost of access which helped to increase the overall margin percentage for the data services. In 2004, we expect to continue our cost of access initiatives to reduce prices and improve utilization of our existing leased lines. In addition, with the expected slight decrease in revenues and minor increase in our sales mix to higher margin data services sales, we expect a minor decrease in our cost of access but a slight increase in our telecommunications services segment gross margin and gross margin percentage. Using IP technology to terminate IP calls will also provide savings in the future, as will newly executed commercial access agreements with such carriers as XO Communications, Allegiance and Covad.

Third party maintenance expenses decreased primarily as a result of our ability to eliminate certain terrestrial, cable station, and equipment maintenance contracts, the transition of certain third party managed costs into employee managed maintenance at lower costs (which is included in “other operating expenses” below) and the re-negotiation of terms and conditions, including price reductions, of existing contracts for maintenance during the bankruptcy. In 2004, we expect third party maintenance expenses to be similar to 2003 levels, as we do not anticipate significant elimination or amendments to our maintenance requirements.

Other operating expenses. Other operating expenses from our telecommunications services segment primarily consist of (i) cost of sales, relating to our managed services and conferencing services; (ii) real estate and network operations related expenses, including all administrative real estate costs; (iii) selling and marketing expenses; (iv) bad debt expense; (v) non-income taxes, including property taxes on owned real estate and trust fund related taxes such as gross receipts taxes, franchise taxes and capital taxes; and (vi) general and administrative expenses (“G&A”), including all administrative employee related expenses, regulatory costs, insurance and professional fees. The components of other operating expenses for our installation and maintenance segment include (i) cost of sales, consisting of all direct costs on installation projects and direct operating costs of the maintenance business, including all vessel and direct manning costs, and (ii) general and administrative expenses (“G&A”), including all administrative employee related expenses, bad debt expense, administrative real estate, insurance and professional fees.

(in millions)	December 31, 2003	% of Revenue	December 31, 2002	% of Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)
TELECOMMUNICATIONS SERVICES SEGMENT:
Cost of sales	$47	1.6%	$49	1.6%	$(2)	(4)%
Real estate and network operations	388	13.3%	519	16.6%	(131)	(25)%
Sales and marketing	123	4.2%	156	5.0%	(33)	(21)%
Bad debt expense	47	1.6%	75	2.4%	(28)	(37)%
Non-income taxes	30	1.0%	27	0.9%	3	11%
General and administrative	106	3.6%	141	4.5%	(35)	(25)%

Total other operating expenses	741	25.3%	967	31.0%	(226)	(23)%

INSTALLATION AND MAINTENANCE SEGMENT:
Cost of sales	133	4.5%	184	5.9%	(51)	(28)%
General and administrative	34	1.2%	57	1.8%	(23)	(40)%

Total other operating expenses	167	5.7%	241	7.7%	(74)	(31)%

CONSOLIDATED OTHER OPERATING EXPENSES:	$908	31.0%	$1,208	38.7%	$(300)	(25)%

Telecommunications Services Segment Other Operating Expenses —

Cost of sales for managed services and conferencing services were 1.6% of revenue in both 2003 and 2002. The vast majority of these expenses are governed by long term contracts or leases, which were reduced through negotiations in 2002 following our filing for bankruptcy. These reductions were offset by higher costs resulting from increased managed services revenue in 2003 compared with 2002. The increases in revenue required us to lease additional equipment to connect our customers to our network to deliver our managed services product.

Real estate and network operations related expenses declined 25% as a result of (i) significant real estate restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003 (as of December 31, 2003, 257 sites, consisting of approximately 4.1 million square feet had been vacated), (ii) significant network operations employee termination restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003, (iii) additional minor real estate restructuring activities along with additional minor network operations employee termination restructuring activities in 2003, and (iv) lower real estate tax charges due primarily to a one-time real estate tax rebate of $13 million for a property tax assessment in the United Kingdom. In addition, employee related costs in this category were lower in 2003 from 2002 levels as no annual bonus expenses were incurred during 2003.

Sales and marketing expenses decreased 21% as a result of (i) significant sales and marketing employee termination restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003 and (ii) reductions in sales commission payments resulting from not only the employee termination activities described above, but also due to a revised sales compensation plan and a lower revenue base against which commissions were paid. In addition, employee related costs in this category were lower in 2003 from 2002 levels as no annual bonus expenses were incurred during 2003.

Bad debt expense decreased 37%, primarily due to (i) improvements in the aging of our account receivables, focused collection efforts, enhanced evaluations of customers’ creditworthiness and limits, and recovery of significantly aged amounts through settlements and (ii) lower incidences of significant carrier customer bankruptcy actions in 2003 as compared with 2002 due to elimination of several less financially stable customers in the latter part of 2002.

Non-income taxes increased $3 million, primarily resulting from property tax credits received during 2002 from certain jurisdictional taxing authorities on owned real estate and other assets, including equipment. Property tax credits received during 2002 were primarily attributable to local taxing authorities utilizing lower property values more in line with fair values than in prior periods. This result was consistent with the impairment charges recorded by the Company in December 2001.

G & A costs decreased 25% as a result of (i) significant administrative employee termination restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003, (ii) additional minor administrative employee termination restructuring activities in 2003 and (iii) continued cost management of discretionary G&A spending, including, but not limited to, travel and entertainment, advertising and consulting. In addition, employee related costs in this category were lower in 2003 from 2002 levels as no annual bonus expenses were incurred during 2003. G&A in 2003 includes $1 million in stock compensation expense relating to the December 9, 2003 Effective Date stock option grant.

Installation and Maintenance Segment Other Operating Expenses —

Cost of sales pertaining to our installation and maintenance segment decreased $51 million, primarily as a result of reduced installation projects and maintenance contract requirements (resulting in lower third party project costs in 2003) and aggressive cost reduction efforts by the Company in response to the cyclical downturn in the segment’s market. These aggressive cost reduction efforts commenced in the latter part of 2002 and continued through the end of 2003, and resulted in significantly reduced vessel related costs, manning charges and overhead expenses.

General and administrative costs pertaining to our installation and maintenance segment decreased 40%. This was primarily attributable to staff reductions in connection with Global Marine’s restructuring initiatives along with a reduction in bad debt expenses. In 2002, bad debt expense was significantly higher due to the impact of the bankruptcies in the telecommunications industry.

In 2004, we expect cost of sales levels relating to managed services to remain substantially the same percentage of revenue. We also expect real estate and network operations costs to remain consistent with 2003 levels, reflecting some required modest increases in spending to maintain the network, offset by a slight increase in additional property tax rebates expected. While increases in selling and marketing expenses are expected to meet the revenue plan of the Company, G&A expenses are expected to remain constant. We expect to see modest declines in bad debt expense as a result of continued focused collection efforts, although this is an area of significant judgment and is dependent upon the continued health of the customers in the carrier sales channel, which is uncertain. We expect to see an overall decrease in employee related expenses in 2004 full year results reflecting the impact of the additional staff reduction executed in 2003. Offsetting these overall continued declines in other operating expenses for the telecommunications services segment will be stock compensation expense of approximately $30 million. In addition, if certain objectives are achieved an annual bonus award will be recognized, which did not occur in 2003. For our Global Marine business in 2004, we expect cost of sales to decrease as a result of reductions in the size of the vessel fleet and associated manning levels along with reduced sales activity. Actual results could differ significantly from these expectations.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. The increase in depreciation and amortization is directly attributable to the impact of depreciating the first post-impairment period (2002) of capital purchases for a full year, along with the depreciation of capital purchases during 2003. In addition, the increase to the carrying value of property and equipment and goodwill and intangibles created as a result of fresh start accounting on the Effective Date also increased depreciation and amortization levels during the intervening period (see Note 3, “Fresh Start Accounting,” to the accompanying consolidated financial statements for further information on the impact to property and equipment and goodwill as a result of fresh start accounting). In 2004, we expect depreciation and amortization to increase as compared with 2003 as a result of (i) additional capital purchases and (ii) the impact of including a full year’s depreciation and amortization of the revalued property and equipment and intangibles resulting from the fresh start accounting impacts from the Effective Date.

Termination of ship charter. Global Marine was the lessor under a ship charter with an Asian cable-laying operator, which was terminated during 2003. Global Marine received a total of $20 million in cash from the ship charter, a $10 million initial payment in the first quarter and $10 million at the time of formal termination in the third quarter. During the intervening period from the initial payment to the final termination payment, the initial payment served as prepaid sub-charter rent. The unamortized balance of the initial $10 million payment not recognized as sub-charter installation revenue by the time of termination ($5 milllion), and the final termination payment of $10 million, were recorded as a separate component of operating income in 2003.

Other income statement items. Other significant components of our consolidated statements of operations for the years ended December 31, 2003 and 2002 include the following:

	December 31, 2003	December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Interest expense	$(27)	$(75)	$(48)	(64)%
Other income, net	61	204	(143)	(70%)
Reorganizations items, net	(127)	(95)	(32)	(34%)
Gain on settlement of liabilities subject to compromise and recapitalization	23,869	—	23,869	NM
Gain from fresh start accounting adjustments	1,100	—	1,100	NM
Benefit (provision) for income taxes	(6)	102	(108)	NM
Income from discontinued operations	—	950	(950)	(100)%

NM — not meaningful

Interest expense. The decrease in interest expense is directly attributable to our bankruptcy filing on January 28, 2002. We ceased recording interest expense on our outstanding debt upon commencement of our bankruptcy proceedings in accordance with SOP 90-7. In January 2002 we recorded $43 million of interest expense on existing indebtedness that was subsequently stayed as a result of the bankruptcy filing. The balance of the interest expense in 2002 relates to interest expense related to capital lease obligations. In 2003, the interest expense relates to capital lease obligations, except for approximately $1 million related to interest expense on the New Senior Secured Notes issued on the Effective Date. In 2004, we expect our interest expense to be significantly higher than in 2003 due to a full year recognition of interest expense on the New Senior Secured Notes which will be approximately $22 million. We expect interest on capital lease obligations to remain relatively consistent, as the interest component recognized on new capital leases is not expected to be significant.

Other income, net. The decrease in other income, net is primarily a result of changes in the amount of income recorded related to the extinguishment of our obligations under certain long-term and prepaid lease agreements for services on our network through either customer settlement agreements or bankruptcy proceedings of the customers that had purchased the services from us, gains and losses on the sale of property and equipment, and changes in gains or losses resulting from foreign currency impacts on transactions. In 2003 we recorded $32 million of other income related to the extinguishment of our liabilities to customers related to long-term and prepaid lease agreements as compared with $97 million in 2002. The decrease is a result of the majority of settlement agreements with customers being signed within the first year of filing our petition for bankruptcy protection and the level of bankruptcies of our customers decreasing in 2003 as compared with 2002. In 2003 we recorded a $2 million gain on the sale of property and equipment, net as compared with a gain of $57 million for 2002. Foreign currency transactions gains decreased in 2003 to $17 million compared to $26 million for 2002. In 2004, further material extinguishments are not expected as a result of our significant reduction of deferred revenue of over $1.405 billion on the Effective Date.

Reorganization items, net. Reorganization items represent expenses and income that are incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items comprise (i) costs related to the employee retention programs, (ii) non-cash charges relating to the write-off of deferred financing fees, (iii) retained professional fee costs associated with the reorganization, (iv) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy, (v) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the Bankruptcy Court, and (vi) costs incurred in connection with our continued restructuring efforts (see “Restructuring Charges” above for further discussion). The reorganization items consisted of the following:

	December 31, 2003	December 31, 2002	$ Increase/ (decrease)	% Increase/ (decrease)
	(in millions)
Professional fees	$(115)	$(133)	$18	14%
Restructuring costs	(46)	(95)	49	52%
Retention plan costs	(22)	(40)	18	45%
Vendor settlements	45	255	(210)	(82)%
Deferred finance costs	—	(102)	102	100%
Interest income	11	20	(9)	(45)%

Total reorganization items	$(127)	$(95)	$(32)	(34)%

The gain from vendor settlements decreased as the majority of negotiations to settle certain pre-petition liabilities with key network vendors were finalized in 2002. The decrease in deferred finance costs was a result of a complete write-off of them on January 28, 2002 due to the bankruptcy filing in accordance with SOP 90-7. The restructuring charges decreased as we initiated the majority of our restructuring activities in 2001 and 2002. In 2003, we entered into additional restructuring activities, with a smaller impact than in 2002, to further reduce our operating expenses. Following another modest work force reduction in January 2004 and a lease termination near the end of the first quarter 2004, our restructuring efforts are expected to be completed. Professional fees decreased primarily as a result of a reduction in fees in 2003 associated with investigations as compared with 2002 (see Item 3, “Legal Proceedings”). The number of retained professional advisors serving the Company and the pre-petition creditors increased in 2003 over 2002 primarily due to the regulatory approval process. However, the monthly run rates of the retained professionals decreased during the second and third quarters of 2003 (the sixth and seventh quarters of the bankruptcy proceedings). Retention plan costs decreased as a result of a decrease in the number of retention plan programs and a lower number of employees being entitled to the retention plans due to restructuring efforts.

In 2004, we do not intend to continue to sponsor any retention compensation programs due to our emergence on December 9, 2003; however, any cash incentive compensation expense in connection with our annual bonus program, to the extent earned, will be included in other operating expenses, and interest income will be included in interest income in our consolidated statement of operations. Restructuring costs, if incurred, will be a separate component of operating income in accordance with SFAS No. 146.

Gain on settlement of liabilities subject to compromise and recapitalization. On the Effective Date we recognized a $23.869 billion gain on settlement of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the Plan of Reorganization. This included elimination of $16.068 billion of the Predecessor equity structure, settling $8.714 billion of liabilities subject to compromise for cash, restricted cash, and equity of New GCL on the Effective Date of approximately $535 million, including $7 million in cash paid to the liquidating trust, and deferred payment plans totaling $221 million.

Fresh start accounting adjustments. As a result of our adoption of fresh start accounting, upon consummation of the Plan of Reorganization on the Effective Date, we recorded certain adjustments to our assets and liabilities to reflect their fair values. The fresh start adjustments, which resulted in a gain of $1.100 billion, consist of the elimination of $1.405 billion of deferred revenue, elimination of $45 million of other liabilities, establishment of $113 million of intangible assets and a step-up in value of $51 million for property and equipment, net, offset by a write-down of $99 million of other assets and elimination of $415 million of accumulated other comprehensive loss. These amounts were all a result of recording required adjustments to our asset, liability and other equity accounts in order to appropriately allocate our reorganization value and eliminate all accumulated losses of Predecessor in accordance with SOP 90-7.

Benefit (provision) for income taxes. The decrease in tax benefit for income taxes was primarily attributable to recognizing United States income tax refunds during 2002 as a result of loss carrybacks from 2001 and 2002 to prior tax years. No loss carrybacks were available in 2003. The 2003 tax provision is primarily related to minimum taxes in various foreign tax jurisdictions.

Income from discontinued operations. We had no discontinued operations during 2003. During 2002, certain subsidiaries were deemed abandoned due to our loss of control through our equity interest and lack of continuing involvement. The results of such subsidiaries were therefore classified as discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For further information on our discontinued operations see Note 7, “Discontinued Operations and Disposition,” in the accompanying consolidated financial statements.

Successor Results of Operations for the 22-day period from December 10, 2003 to December 31, 2003

Revenue during the 22-day period was $178 million, including $164 million for the telecommunications services segment and $14 million for the installation and maintenance segment. This level of activity was similar to the level of performance earlier in the fourth quarter. Operating expenses totaled $186 million, including $180 million for the telecommunications services segment and $6 million for the installation and maintenance segment. The net loss for the period was $9 million. The results during this short 22-day period are not necessarily indicative of the future performance of the Company over longer periods. No comparable period results for the Predecessor exist. As discussed elsewhere in this Item 7, the Company is continuing and will continue to experience losses subsequent to the reorganization on December 9, 2003. See “Cash Management Impacts and Working Capital” within “Liquidity and Capital Resources” below for a discussion of the cash performance of the Successor during the 22 day period.

Predecessor Results of Operations for the period from January 1, 2003 to December 9, 2003 and the year ended December 31, 2002

The following discussion provides a comparison of the results of operations of Predecessor for the period from January 1, 2003 to December 9, 2003 to the year ended December 31, 2002 as required by Item 303(a) of Regulation S-K. This discussion and analysis of the results below relates to Predecessor operations during bankruptcy and includes a comparison of two periods that are not equal in length and is therefore of limited use. The period from January 1 to December 9, 2003 has 22 days less activity (approximately 6% of the calendar year) than the year ended December 31, 2002 and, therefore, contributes to the decrease or lower increase in categories period over period when compared with the pro forma combined analysis previously discussed herein. Further, these periods are not directly comparable to the subsequent periods presented as a result of the impact of the Plan of Reorganization discussed above.

	Predecessor
	January 1 to December 9, 2003	Year ended December 31, 2002	$ Increase/ Decrease	% Increase/ Decrease
	(in millions)
REVENUES:
Commercial	$988	$1,252	$(264)	(21)%
Consumer	26	44	(18)	(41)%
Carrier:
Service revenue	1,507	1,533	(26)	(2)%
Amortization of prior period IRU’s	78	74	4	5%

Total carrier	1,585	1,607	(22)	(1)%

Total telecommunications services segment revenue	2,599	2,903	(304)	(10)%
Total installation and maintenance segment revenue, net of eliminations	155	213	(58)	(27)%

Total revenues	$2,754	$3,116	$(362)	(12)%

OPERATING EXPENSES:
Cost of access and maintenance	$1,904	$2,205	$(301)	(14)%
Other operating expenses	854	1,208	(354)	(29)%
Depreciation and amortization	144	137	7	5%
Termination of ship charter	(15)	—	(15)	NM

Total operating expenses	$2,887	$3,550	$(663)	(13)%

OTHER SIGNIFICANT COMPONENTS OF OUR CONSOLIDATED STATEMENT OF OPERATIONS:
Interest expense	$(24)	$(75)	$(51)	(68)%
Other income, net	59	204	(145)	(71)%
Reorganizations items, net	(127)	(95)	32	34%
Gain on settlement of liabilities subject to compromise and recapitalization	23,869	—	23,869	NM
Gain from fresh start accounting adjustments	1,100	—	1,100	NM
Benefit (provision) for income taxes	(5)	102	(107)	NM
Income from discontinued operations	$—	$950	$(950)	(100)%

NM—not meaningful

Commercial revenues. In 2003 our commercial revenues decreased as a result of pricing declines in both voice and data services and volume declines in the financial markets base of customers resulting from customers’ continued uncertainty regarding our financial viability. Data revenue declined less than voice revenue despite significant pricing declines, reflecting the greater difficulty and cost required for customers to switch to alternative providers of data services than voice services in light of the increased need for customer premises equipment in the provision of data versus voice services. Commercial data revenues held up well with our global managed service customers, particularly in the United Kingdom, although we experienced a significant decrease in commercial data revenue in the financial services sector, where we have a substantial concentration of customers, which has been hit hard by the economic climate.

Consumer revenues. Consumer revenues decreased as we continued to minimize our investment in this business as we have determined it is not core to our strategy and plans for the future. There are no plans to grow this business as the costs to acquire and maintain customers are expected to exceed the benefits to our future profitability. In addition, price levels for consumer services continue to decline, as a result of new competitive entry and substantial increases in network capacity.

Carrier revenues. While the total carrier service revenue increased over 2002, we experienced a shift in our sales mix from the higher margin data services to lower margin voice services. The decrease in data services was as a result of continued industry pricing declines and reductions in capacity maintenance revenues as a result of the termination of several significant IRU agreements either through customer settlement agreements or through the bankruptcy proceedings of the customers that had purchased the capacity from us. Carrier voice services revenue increased as a result of aggressive marketing of voice services to compensate for the reduction in data services revenue. The increase was a result of significant increases in volume offset by continued pricing declines. The prolonged period in bankruptcy had less of an impact on carrier voice services revenue as carriers often use several voice services providers to meet their traffic demands, thereby reducing the overall risk of relying on one carrier supplier for voice services. Further, because of short lead times to change voice services providers there is less risk of a disruption in service if a change in providers were to become necessary as compared with data services which require a much longer lead time to switch providers.

The revenue recognized relating to the amortization of IRUs signed in prior periods increased as a result of new activations of capacity related to IRUs.

Installation and maintenance revenues. Installation and maintenance revenues decreased primarily due to the loss of maintenance contracts and a reduction in spare part purchasing by customers for their subsea systems due to tight system capital spending, a continued decline in installation contract revenue as a result of the oversupply of subsea capacity in the global telecommunications market since late 2001 and the early termination of two sub-charter agreements in 2003 that were in effect for all of 2002.

Cost of access and maintenance. Cost of access decreased as a result of cost of access initiatives (including, but not limited to: shifting suppliers, contract and tariff renegotiations to lower access rates, facility network access optimization including extending the access network closer to the customer as well as migrating lower trunk speeds to higher speeds, switched network access optimization through direct end office trunking and increased review of access charges, special promotions and disputes resolution) to eliminate non-revenue generating usage and negotiate lower cost of access unit prices.

Third party maintenance expenses decreased primarily as a result of our ability to eliminate certain terrestrial, cable station, and equipment maintenance contracts, the transition of certain third party managed costs into employee managed maintenance at lower costs (which is included in “other operating expenses” below) and the renegotiation of terms and conditions including price reductions, of existing contracts for maintenance during the bankruptcy.

Other operating expenses.

	Predecessor
	January 1 to December 9, 2003	% of Revenue	Year ended December 31, 2002	% of Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Telecommunications Services Segment:
Cost of sales	$44	1.6%	$49	1.6%	$(5)	(10)%
Real estate and network operations	369	13.3%	519	16.6%	(150)	(29)%
Selling and marketing	113	4.1%	156	5.0%	(43)	(28)%
Non-income taxes	29	1.0%	27	0.9%	2	7%
General and administrative	93	3.4%	141	4.5%	(48)	(34)%
Bad debts expense	44	1.6%	75	2.4%	(31)	(41)%

Total telecommunication services segment—other operating expenses	$692	25.0%	$967	31.0%	$(275)	(28)%

Installation and Maintenance Segment:
Cost of sales	$132	4.8%	$184	5.9%	$(52)	(28)%
General and administrative	30	1.2%	57	1.8%	(27)	(47)%

Total installation and maintenance segment—other operating expenses	$162	6.0%	$241	7.7%	$(79)	(33)%

Total consolidated other operating expenses	$854	31%	$1,208	38.7%	$(354)	(29)%

Telecommunications Services Segment Other Operating Expenses

Cost of sales for managed services and conferencing services were 1.6% of revenue in both 2003 and 2002. The vast majority of these expenses are governed by long term contracts or leases, which were reduced through negotiations in 2002 following our filing for bankruptcy. These reductions were offset by higher costs resulting from increased managed services revenue in 2003 compared with 2002. The increases in revenue required us to lease additional equipment to connect our customers to our network to deliver our managed services product.

Real estate and network operations related expenses declined as a result of (i) significant real estate restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003, (ii) significant network operations employee termination restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003, (iii) additional minor real estate restructuring activities along with additional minor network operations employee termination restructuring activities in 2003, and (iv) lower real estate tax charges due primarily to a one-time real estate tax rebate of $13 million for a property tax assessment in the United Kingdom. In addition, employee related costs in this category were lower in 2003 from 2002 levels as no annual bonus expenses were incurred during 2003.

Sales and marketing expenses decreased 28% as a result of (i) significant sales and marketing employee termination restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003 and (ii) reductions in sales commission payments resulting from not only the employee termination activities described above, but also due to a revised sales compensation plan and a lower revenue base against which commissions were paid. In addition, employee related costs in this category were lower in 2003 from 2002 levels as no annual bonus expenses were incurred during 2003.

Bad debt expense decreased 41% primarily due to (i) improvements in the aging of our account receivables, focused collection efforts, enhanced evaluations of customers’ creditworthiness and limits, and recovery of significantly aged amounts through settlements and (ii) lower incidences of significant carrier customer bankruptcy actions in 2003 as compared with 2002 due to elimination of several less financially stable customers in the latter part of 2002.

Non-income taxes increased $2 million, primarily resulting from property tax credits received during 2002 from certain jurisdictional taxing authorities on owned real estate and other assets, including equipment. Property tax credits received during 2002 were primarily attributable to local taxing authorities utilizing lower property values more in line with fair values than in prior periods. This result was consistent with the impairment charges recorded by the Company in December 2001.

G&A costs decreased 34% as a result of (i) significant administrative employee termination restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003, (ii) additional minor administrative employee termination restructuring activities in 2003 and (iii) continued cost management of discretionary G&A spending, including, but not limited to, travel and entertainment, advertising and consulting. In addition, employee related costs in this category were lower in 2003 from 2002 levels as no annual bonus expenses were incurred during 2003.

Installation and Maintenance Segment Other Operating Expenses

Cost of sales pertaining to our installation and maintenance segment decreased primarily as a result of reduced installation projects and maintenance contract requirements (resulting in lower third party project costs in 2003) and aggressive cost reduction efforts by the Company in response to the cyclical downturn in the segment’s market. These aggressive cost reduction efforts commenced in the latter part of 2002 and continued through the end of 2003, and resulted in significantly reduced vessel related costs, manning charges and overhead expenses.

General and administrative costs pertaining to our installation and maintenance segment decreased primarily as a result of staff reductions in connection with Global Marine’s restructuring initiatives along with a reduction in bad debt expenses. In 2002, bad debt expense was significantly higher due to the impact of the bankruptcies in the telecommunications industry.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of other identifiable intangibles. The increase in depreciation and amortization is attributable to the depreciation of Predecessor capital purchases during 2002 and 2003.

Termination of ship charter. Global Marine was the lessor under a ship charter with an Asian cable-laying operator, which was terminated during 2003. Global Marine received a total of $20 million in cash from the ship charter, a $10 million initial payment in the first quarter and $10 million at the time of formal termination in the third quarter. During the intervening period from the initial payment to the final termination payment, the initial payment served as prepaid sub-charter rent. The unamortized balance of the initial $10 million payment not recognized as ship sub-charter installation revenue by the time of termination ($5 million), and the final termination payment of $10 million, were recorded as income in a separate component of operating expenses in 2003.

Interest expense. The decrease in interest expense is directly attributable to our bankruptcy filing on January 28, 2002. We ceased recording interest expense on our outstanding debt upon commencement of our bankruptcy proceedings in accordance with SOP 90-7. In January 2002 we recorded $43 million of interest expense on existing indebtedness that was subsequently stayed as a result of the bankruptcy filing. The balance of the interest expense in 2002 and the amount in 2003 relates to interest expense related to capital lease obligations.

Other income, net. The decrease in other income, net is primarily a result of changes in the amount of income recorded related to the extinguishment of our obligations under certain long-term and prepaid lease agreements for services on our network through either customer settlement agreements or bankruptcy proceedings of the customers that had purchased the services from us, gains and losses on the sale of property and equipment, and changes in gains or losses resulting from foreign currency impacts on transactions. In 2003 we recorded $32 million of other income related to the extinguishment of our liabilities to customers related to long-term and prepaid lease agreements as compared with $97 million in 2002. The decrease is a result of the majority of settlement agreements with customers being signed within the first year of filing our petition for bankruptcy protection and the level of bankruptcies of our customers decreasing in 2003 as compared with 2002. In 2003 we recorded a $2 million gain on the sale of property and equipment, net as compared with a gain of $57 million, net for 2002. Foreign currency transactions gains decreased in 2003 to $15 million compared to $26 million for 2002.

Reorganization items, net. Reorganization items represent expenses and income that are incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items consisted of the following:

	Predecessor
	January 1 to December 9, 2003	Year Ended December 31, 2002	$ Increase/ (decrease)	% Increase/ (decrease)
	(in millions)
Professional fees	$(115)	$(133)	$18	14%
Restructuring costs	(46)	(95)	49	52%
Retention plan costs	(22)	(40)	18	45%
Vendor settlements	45	255	(210)	(82)%
Deferred finance costs	—	(102)	102	100%
Interest income	11	20	(9)	(45)%

Total reorganization items	$(127)	$(95)	$(32)	(34)%

The gain from vendor settlements decreased as the majority of negotiations to settle certain pre-petition liabilities with key network vendors were finalized in 2002. The decrease in deferred finance costs was a result of a complete write-off of them on January 28, 2002 as a result of the bankruptcy filing in accordance with SOP 90-7. The restructuring charges decreased as we initiated the majority of our restructuring activities in 2001 and 2002. In 2003, we entered into additional restructuring activities, with a smaller impact than in 2002, to further reduce our operating expenses. Professional fees decreased primarily as a result of a reduction in fees in 2003 associated with investigations as compared with 2002 (see Item 3, “Legal Proceedings”). The number of retained professional advisors serving the Company and pre-petition creditors increased in 2003 over 2002 primarily due to the regulatory approval process. However, the monthly fee and expense run rates of the retained professionals decreased during the second and third quarters of 2003 (the sixth and seventh quarters of the bankruptcy proceedings). Retention plan costs decreased as a result of a decrease in the number of retention plan programs and a lower number of employees being entitled to the retention plans due to restructuring efforts.

Gain on settlement of liabilities subject to compromise and equity restructuring. On the Effective Date we recognized a $23.869 billion gain on settlement of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the Plan of Reorganization. This included elimination of $16.068 billion of the Predecessor equity structure, settling $8.714 billion of liabilities subject to compromise for cash, restricted cash and equity of New GCL on the Effective Date of approximately $535 million, including $7 million in cash paid to the liquidating trust and deferred payment plans totaling $221 million.

Fresh start accounting adjustments. As a result of our adoption of fresh start accounting, upon consummation of the Plan of Reorganization on the Effective Date, we recorded certain adjustments to our assets and liabilities to reflect their fair values. The fresh start adjustments, which resulted in a gain of $1.100 billion, consist of the elimination of $1.405 billion of deferred revenue, elimination of $45 million of other liabilities, establishment of $113 million of intangible assets and a step-up in value of $51 million for property and equipment, net, offset by a write-down of $99 million of other assets and elimination of $415 million of accumulated other comprehensive loss. These amounts were all a result of recording required adjustments to our asset, liability and other equity accounts in order to appropriately allocate our reorganization value and eliminate all accumulated losses of Predecessor in accordance with SOP 90-7.

Benefit (provision) for income taxes. The movement in the tax benefit for income taxes was primarily attributable to recognizing United States income tax refunds during 2002 as a result of loss carry backs from 2001 and 2002 to prior tax years. No loss carrybacks were available in 2003. The 2003 tax provision is primarily related to minimum taxes in various foreign tax jurisdictions.

Income from discontinued operations. We had no discontinued operations during 2003. During 2002, certain subsidiaries were deemed abandoned due to our loss of control through our equity interest and lack of continuing involvement. The results of such subsidiaries were therefore classified as discontinued operations under Statement of Financial Accounting standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For further information on our discontinued operations see Note 7, “Discontinued Operations and Disposition,” in the accompanying consolidated financial statements.

Results of Operations for the Years Ended December 31, 2002 and December 31, 2001

Revenues. Our bankruptcy filing in January 2002, the continued worsening of the macroeconomic environment throughout 2002, bankruptcy filings by several of our carrier customers, the overcapacity in the telecommunications sector, related price competition throughout the industry in both voice and data products in the United States and Europe and the uncertainties about our ability to emerge from bankruptcy all contributed to declines in telecommunications services segment revenue levels year over year. In addition, in 2002 the installation and maintenance segment was significantly impacted by the overbuild of subsea cable capacity in recent years, resulting in substantial declines in its installation and maintenance revenue.

Actual reported revenues for the years ended December 31, 2002 and 2001 reflect the following changes:

	Predecessor		$ Increase/ (Decrease)	% Increase/ (Decrease)
	December 31, 2002	December 31, 2001
	(in millions)
Commercial	$1,252	$1,395	$(143)	(10)%
Consumer	44	110	(66)	(60)%
Carrier:
Service revenue	1,533	1,519	14	1%
Sales type lease revenue	—	18	(18)	(100)%
Amortization of prior period IRUs	74	80	(6)	(8)%

Total carrier	1,607	1,617	(10)	(1)%

Total telecommunications services segment revenue	2,903	3,122	(219)	(7)%
Total installation and maintenance segment revenue, net of eliminations	213	537	(324)	(60)%

Total revenues	$3,116	$3,659	$(543)	(15)%

Our bankruptcy filing and pricing declines had an adverse effect on customer attrition in the commercial sales channel resulting in declines in commercial sales revenue. This was primarily due to a $192 million or 22% decrease, to $676 million revenue generated from voice services in 2002 compared with $868 million in 2001. This included a $54 million, or 31%, decline in 2002 conferencing revenue from the prior period total of

$173 million. While a portion of this reduction was due to disconnects, or customers altogether moving off our network, the majority was due to customers directing their traffic to other carriers for the sake of redundancy. In addition, some of the revenue reduction was a result of repricing existing customer contracts as they came up for renewal during our bankruptcy. While revenue levels were declining, volume levels were declining to a lesser extent or increasing, depending on the product offering. The decline in the conferencing product offering was more severe as we were the primary provider of conferencing services to many conferencing customers including several large multinational corporations. We believe these customers became hesitant to rely on us as a primary provider of this critical service to their businesses while there was uncertainty as a result of our bankruptcy and strategy for emerging from bankruptcy. The declines in voice services were offset by increases of $50 million, or 10%, to $576 million in 2002 in the sale of data services. Our data services were not as severely impacted by our bankruptcy due to the logistics of the relationship with the existing customers as we have deployed equipment at customers’ premises to provide Frame Relay, ATM, and Managed Services products. The attrition experienced in commercial voice services was much greater as customers perceived that migrating this service to another provider would be less risky and that it would be less costly to switch to an alternative provider.

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

Our bankruptcy had a significant impact on the mix of carrier revenue in 2002 compared with 2001. Carriers often use several suppliers to meet their traffic demands and the risk of relying on one carrier supplier is not as prevalent as in the case of commercial businesses previously discussed. The overall flatness in growth was a result of an increase in voice services of $178 million, or 16%, to $1.288 billion in 2002 from $1.110 billion in 2001, offset by a decrease in data services of $164 million, or 40%, to $245 million in 2002 from $409 million in 2001. The 16% increase in revenue generated from voice services includes an increase in international voice services of $140 million, or 52%, to $408 million in 2002 from $268 million in 2001. The international voice market was highly competitive, experiencing a 20% annualized price decline in 2002 compared with 2001. Revenue from data services experienced even larger declines in pricing period over period, including from contract repricing, and volume growth could not be attained by the carrier sales force to compensate for these declines. Additional data revenues were lost as several carrier customers filed for bankruptcy protection resulting in the cancellation of longer term data contracts.

We had no sales of capacity under sales-type lease arrangements in 2002, compared with one contract for $18 million in 2001. The revenue recognized in 2002 relating to the amortization of IRUs signed in prior periods decreased as a result of a few factors, including significantly fewer IRUs signed in 2002 than in 2001 and therefore very limited incremental amortization revenue. In addition, certain agreements for services were terminated either through customer settlements or through bankruptcy proceedings of the customers that had purchased services from us. We recognized $97 million of the deferred revenue related to these obligations into “other income,” as a result of our no longer having an obligation to provide services; however, the suspension of these agreements resulted in a reduced revenue stream.

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

Operating Expenses. Components of operating expenses for the years ended December 31, 2002 and 2001 were as follows:

	Predecessor		$ Increase/ (Decrease)	% Increase/ (Decrease)
	December 31, 2002	December 31, 2001
	(in millions)
Cost of access and maintenance	$2,205	$2,152	$53	2%
Other operating expenses	1,208	2,080	(872)	(42)%
Depreciation and amortization	137	1,548	(1,411)	(91%)
Asset impairment charges	—	17,181	(17,181)	(100)%
Restructuring charges	—	410	(410)	(100)%

Total operating expenses	$3,550	$23,371	$(19,821)	(85)%

Cost of access and maintenance. Cost of access increased $86 million, or 4%, to $2.047 billion in 2002 from $1.961 billion in 2001, primarily due to increases in usage based voice charges of $187 million, or 17%, necessary to meet the increased level of voice services revenue, which resulted in increased minute volumes with other carriers to originate and/or terminate traffic. This was offset by decreases in dedicated leased facility charges as a result of our rejection of certain contracts in accordance with our rights under bankruptcy. As discussed above, the higher margin products in the commercial sales channel and sales of higher margin data services in the carrier channel both declined as a percentage of total revenue in 2002 when compared to 2001. Although certain cost of access rate reductions were achieved within broad categories of COA&M expenses, aggregate costs of access increased due to having a higher percentage of lower margin carrier voice services.

Third party maintenance expenses decreased $33 million, or 17%, in 2002 to $158 million from $191 million in 2001 primarily as a result of our ability to eliminate certain terrestrial, cable station and equipment maintenance contracts, transition certain third party managed costs into employee managed maintenance at lower costs (which is included within “other operating expenses” below) and the renegotiation of terms and conditions, including pricing reductions, of existing contracts for maintenance during the bankruptcy.

Other operating expenses. Other operating expenses primarily consist of (i) real estate and non-income tax related costs; (ii) selling and general and administrative expenses (“SG&A”), including all employee-related expenses and professional fees; (iii) bad debt expense; and (iv) cost of goods sold for the cable installation and maintenance segment and for the managed services products sold within the telecommunications services segment.

SG&A expenses decreased substantially primarily as a result of our cost reduction and restructuring efforts beginning in August 2001 and continuing throughout 2002. SG&A decreased $482 million, or 39% to $744 million in 2002 from $1.226 billion in 2001. The restructuring efforts have resulted in significant declines in employee-related costs including salaries, employee benefits, temporary labor, commissions and travel. As of December 31, 2002, approximately 5,300 employees had been terminated from employment since the restructuring plan commenced in August 2001. Cost of sales decreased $238 million, or 51%, to $233 million in 2002 as a result of a reduction of installation projects in 2002 and cost reduction efforts by the installation and maintenance segment, including the reduction of manning costs and other fleet-related expenses. Cost of sales related to installation revenue declined $214 million, or 69% to $97 million in 2002 from $311 million in 2001 as a result of these events. However, since a significant portion of cost of sales related to installation revenue represents fixed vessel-related costs, we were unable to reduce such costs enough to offset the rapid decline in subsea installation projects and, as a result, margins on installation projects were negative in 2002. Real estate and other tax related costs declined 35% to $154 million in 2002, which reflects the impacts of our anticipated exit of certain leased facilities as defined in our restructuring plans. As of December 31, 2002, 247 sites, consisting of approximately 4 million square feet, had been vacated under the real estate restructuring plan. Non-income taxes, specifically taxes on owned real estate and personal property, declined significantly in 2002 as a result of the substantial impairment of our long-lived asset values. Bad debt expense also declined from $124 million in 2001 to $77 million in 2002 as a result of improvements in the aging of our account receivables, due to focused collection efforts, enhanced evaluations of customers’ creditworthiness and limits, and recovery of significantly aged amounts through settlements.

Depreciation and amortization. Depreciation and amortization consists of depreciation expense of our property and equipment, non-cash costs of capacity sold, amortization of customer installation costs and goodwill and other identifiable intangibles amortization. The decrease in depreciation and amortization expense in 2002 from 2001 was directly related to the $17.181 billion impairment charges we recorded during the year ended December 31, 2001, which are more fully described in the next paragraph.

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

As of December 31, 2002, 247 sites, consisting of approximately 4 million square feet, had been vacated and approximately 5,300 employees had been terminated as a result of these restructuring plans.

Other components of our consolidated statements of operations for the years ended December 31, 2002 and 2001 included the following:

	Predecessor		$ Increase/ (Decrease)	% Increase/ (Decrease)
	December 31, 2002	December 31, 2001
	(in millions)
Interest income	$2	$21	$(19)	(90)%
Interest expense	(75)	(506)	(431)	(85)%
Loss from write-down and sale of investments, net	—	(2,041)	(2,041)	(100)%
Other income, net	204	(87)	291	NM
Reorganizations items, net	(95)	—	95	NM
Benefit for income taxes	102	1,847	(1,745)	(94)%
Income (loss) from discontinued operations	950	(1,916)	2,866	NM
Preferred stock dividends	(19)	(238)	(219)	(92)%

NM—not meaningful

Interest income. Interest income earned following the commencement of our bankruptcy proceedings is reflected in reorganization items, net, in accordance with the provisions of bankruptcy reporting pursuant to SOP 90-7. Therefore, the interest income in 2002 reflects interest for the month of January 2002 only for the GC Debtors, whereas 2001 includes interest income for all entities for the full year.

Interest expense. The decrease in interest expense is directly attributable to our bankruptcy filing on January 28, 2002. We ceased accruing for all interest on our outstanding debt following the date of the commencement of our bankruptcy proceedings in accordance with the provisions of bankruptcy reporting contained within SOP 90-7. The balance of the 2002 amount represents interest expense relating to capitalized lease obligations.

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

Other income, net. The increase in other income, net is partially attributable to the extinguishment of obligations under certain long-term and prepaid lease agreements for services on our network either through customer settlement agreements or through the bankruptcy proceedings of the customers that had purchased such services from us. As a result, we had no further requirement to provide services and, therefore, the remaining deferred revenue relating to these agreements of $97 million was realized into “other income” during 2002. The derecognition of these liabilities was in accordance with the guidelines described within SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and did not result in any revenue recognition. The balance of the increase in other income was primarily attributable to foreign currency transaction gains (losses). Further, in 2001 we recognized a $114 million impairment charge related to an equity investment held in Latin America.

Reorganization Items. Reorganization items represent expenses and income that are incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items in 2002 were comprised of (i) costs related to the employee retention programs, (ii) non-cash charges relating to the write-off of deferred financing fees, (iii) retained professional fee costs associated with the reorganization, (iv) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy, (v) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the Bankruptcy Court, and (vi) costs incurred in connection with our continued restructuring efforts (see “Restructuring Charges” above for further discussion).

Benefit for income taxes. The 2002 income tax benefit is primarily attributable to the United States income tax refunds received in the fourth quarter of 2002 and in the third quarter of 2003 as a result of loss carrybacks from 2001 and 2002 to prior tax years. The income tax benefit in 2001 is primarily attributable to the reversal of $535 million of deferred tax expense recorded in 2000 and the use of losses and other tax attributes of continuing operations to offset the taxes provided for on the sales and results of operations of the ILEC and IPC of $1.096 billion reflected in the results of discontinued operations.

Income (loss) from discontinued operations. The increase in income from discontinued operations in 2002 was primarily attributable to the $1.184 billion gain on abandonment of Asia Global Crossing. We have classified the financial position and results of operations of Asia Global Crossing as discontinued operations for all periods presented in the accompanying consolidated financial statements in accordance with SFAS No. 144. The net loss of Asia Global Crossing’s operations decreased $1.982 billion to $236 million in 2002 from $2.218 billion in 2001. The loss from Asia Global Crossing’s operations in 2002 was primarily due to interest costs of $100 million, and operating expenses of $205 million, offset by revenue of $93 million. The 2001 loss from Asia Global Crossing’s operations was primarily a result of long-lived asset impairment charges of $2.399 billion, equity investment impairment of $450 million and operating losses of $300 million offset by $949 million in losses to minority interests of Asia Global Crossing. The Asia Global Crossing impairment charges were recorded in accordance with the provisions of SFAS No. 121 and APB No. 18 in the fourth quarter of 2001. These impairment charges represented the shortfall between Asia Global Crossing’s long-lived asset net carrying values from the discounted future cash flow stream and the estimated long-lived asset fair value in the then-pending sales of Asia Global Crossing, its PCL subsidiary and its 50% interest in the HGC joint venture to Asia Netcom, Pivotal, and Hutchison, respectively. The aggregate impairment charges of $2.399 billion and $450 million in the year ended December 31, 2001, which are included as “discontinued operations” in the accompanying consolidated statements of operations, include the full impairment of $100 million in goodwill and other identifiable intangibles, the write-off of $450 million in connection with Asia Global Crossing’s 50% investment in the HGC joint venture and tangible asset impairment charges of $2.299 billion, including PCL.

In 2001, we sold our GlobalCenter, ILEC and IPC businesses. The ILEC and IPC businesses were sold for losses of $206 million and $120 million, respectively. The gain on sale of GlobalCenter was deferred and was to be recognized over a 10-year period as a reduction of operating expense. As a result of fresh-start accounting on the Effective Date, the remaining deferred gain was eliminated. In addition, a deferred tax expense of $600 million was recorded in the third quarter of 2000 in connection with the sale of the ILEC. This deferred tax expense and related liability restated in the third quarter of 2000 are completely reversed in the second quarter of 2001 to deferred tax benefit from discontinued operations. The corresponding current tax liability was offset by losses and other tax attributes of continuing operations in the fourth quarter of 2001.

Preferred stock dividends. Preferred stock dividends decreased in 2002 as we ceased accruing all preferred stock dividends on January 28, 2002 upon our filing for bankruptcy protection in accordance with SOP 90-7.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At December 31, 2003, our available liquidity consisted of $290 million of unrestricted cash and cash equivalents. In addition, we held $21 million ($6 million of which is included in long-term other assets) in restricted cash. This amount represents collateral relating to certain letters of credit, guarantees, performance bonds and deposits.

We expect our available liquidity to substantially decline in 2004 due to operating cash flow requirements and Plan of Reorganization related payments in 2004 of $128 million for deferred reorganization costs and $30 million for the final fees and expenses of retained professionals under the bankruptcy proceedings. We currently expect that we will need to obtain up to $100 million in financing to fund our anticipated liquidity requirements through the end of 2004. We are currently seeking to arrange a working capital facility or other financing to provide us with this necessary liquidity. We are in the midst of substantial planning for periods beyond 2004, having just recently emerged from reorganization. Based on our current projections, we will need to raise substantial additional financing to meet our anticipated liquidity needs beyond 2004. If the Company is unable to raise substantial financing or improve the Company’s operating results to achieve positive operating cash flows in the future, the Company would be unable to meet its anticipated liquidity requirements.

If we cannot arrange a working capital facility or raise other financing during 2004, ST Telemedia has indicated its intention to provide us with up to $100 million of financial support to fund our operating needs on such terms and conditions as we and ST Telemedia may agree. ST Telemedia’s intention is based on our commitment to adhere to an operating plan requiring no more than $100 million in additional funds in 2004. If provided, this financial support could be in the form of (1) a guarantee or other support by ST Telemedia in respect of borrowings by us under a working capital facility or other financing or (2) a subordinated loan from ST Telemedia. The indenture for the New Senior Secured Notes does not permit ST Telemedia to lend to us directly on a secured or senior basis. While ST Telemedia has indicated its intention to provide financial support to us and management expects ST Telemedia to make such financial support available, ST Telemedia does not have any contractual obligation to provide financial support to us, and we can provide no assurance that ST Telemedia will provide any such financial support.

We can provide no assurance that our cash flows will improve or that we will be able to arrange financing sufficient to meet our liquidity needs for 2004 and beyond. It is likely that amendments to the indenture for the New Senior Secured Notes will be required by lenders as a condition to their willingness to provide financing. Although a wholly owned subsidiary of ST Telemedia currently holds the New Senior Secured Notes, ST Telemedia is under no obligation to continue to hold such notes for any designated period.

The indenture for the New Senior Secured Notes imposes certain restrictions on our ability to raise additional financing. See “Indebtedness” below for a description of these restrictions.

Our core network was substantially completed in mid-2001. Since then our Company has continued to evolve its focus from network construction to service capabilities and therefore we have reduced our capital expenditure requirements substantially. The several billion dollars of capital expenditures spent between 1998 and 2001 decreased to $281 million in 2002 and even further to $152 million in 2003. Since our focus is on service capabilities to our customers, over 70% of our anticipated capital spending in 2004 will consist of capital spending focused towards meeting the needs of our expanding relationships with existing customers and meeting the requirements of new customers. All of this spending is directly tied to revenue that will occur primarily at the edge of our network. As a result of the Company’s current state of liquidity, our flexibility in expanding our capital spending higher than current levels could limit our ability in meeting customer requirements. The telecommunications industry remains highly capital-intensive so our cost advantage from our already completed network differentiates us. However, the size of our network demands certain maintenance requirements, which have been strained due to cost constraints during the 22-month bankruptcy period. The drastic decline in our capital expenditures may result in increased longer-term maintenance requirements, although it is not possible at this time to make predictions in this regard.

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

Global Marine has experienced significant declines in revenues since 2001 and is expected to experience negative cash flows in 2004. Global Marine expects to be in default under one financial ratio covenant under two agreements, a capital lease and a ship charter as of June 30, 2004 and in default under a second such financial ratio covenant as of the end of 2004. Global Marine is in discussions with the counterparties to these agreements to address the expected breaches of such financial covenants, and is discussing with its other principal ship charter creditors a possible restructuring of the payment schedules under its agreements with such creditors. If Global Marine is unsuccessful in these efforts, these parties could terminate such agreements and accelerate Global Marine’s required payments thereunder. Such an action would trigger cross-default provisions in Global Marine’s other ship charters and capital lease obligations, as well as the cross-default provisions under the indenture for the New Senior Secured Notes and other financing agreements of ours which could accelerate our repayment of indebtedness. On February 27, 2004, we retained Citigroup Global Markets Inc. as our financial advisor to assist in exploring strategic alternatives regarding Global Marine, including the potential sale of that business. Any strategic transaction involving Global Marine would require approval of New GCL’s Board of Directors. In the event of a sale of Global Marine, any net proceeds received by us, after settlement of liabilities and deal costs, would be required to be used to repay the New Senior Secured Notes.

Indebtedness

Prior to the Effective Date, Predecessor had $6.641 billion pre-petition indebtedness outstanding included in “liabilities subject to compromise.” On the Effective Date and pursuant to the Plan of Reorganization all of this pre-petition indebtedness was discharged.

On the Effective Date, Global Crossing North America Holdings, Inc. (“GCNAH”), one of Successor’s U.S. subsidiaries, issued $200 million in aggregate principal amount of New Senior Secured Notes to ST Telemedia. On March 12, 2004, ST Telemedia transferred the New Senior Secured Notes to a subsidiary. The notes will mature on the third anniversary of their issuance. Interest accrues at 11% per annum and is due May 15 and November 15 each year.

The New Senior Secured Notes are guaranteed by New GCL and all of its material subsidiaries. The New Senior Secured Notes are senior in right of payment to all other indebtedness of New GCL and its material subsidiaries, except that they will be equal in right of payment with (i) one or more working capital facilities in an aggregate principal amount of up to $150 million (the “Working Capital Facilities”) and (ii) a limited amount of certain other senior indebtedness. The New Senior Secured Notes are secured by a first priority lien on the stock and assets of Global Marine and GCUK and their material subsidiaries. In addition, any sale of those entities will trigger mandatory repayment of the New Senior Secured Notes to the extent of the proceeds of any such sale. To the extent proceeds of any such sales are other than cash, such proceeds shall be substituted for the collateral. Payment of the New Senior Secured Notes is also secured by a lien on substantially all the other assets of Successor and its material subsidiaries, such lien to be second in priority to the lien on the Working Capital Facilities if and when such Working Capital Facilities are provided.

GCNAH may redeem the New Senior Secured Notes, plus accrued and unpaid interest, at any time without penalty or premium. In the event of a change of control, GCNAH will be obligated to offer to redeem the notes at 101% of the outstanding principal amount plus accrued and unpaid interest.

The New Senior Secured Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. These provisions include (i) limitations on the indebtedness of Successor, (ii) limitations on dividend and other payments to equity holders (including ST Telemedia), (iii) limitations on investments and sale and leaseback transactions, (iv) restrictions on asset sales, consolidations, and mergers, (v) limitations on granting additional liens and (vi) cross-default provisions which could result in the acceleration of our repayment obligations in the event that one or more of our subsidiary companies were to default on any capital lease obligation or other debt obligation totaling more than

$2.5 million or the bankruptcy or insolvency of any or our subsidiaries. The covenants permit Successor to enter into the Working Capital Facilities and have limited exceptions, baskets, and carve-outs. The limitation on indebtedness covenant, in particular, permits the incurrence of the following: (i) up to $150 million in additional debt under one or more working capital facilities, (ii) up to $50 million in purchase money debt or capital lease obligations, (iii) up to $10 million in debt for general corporate purposes and (iv) additional subordinated debt if we satisfy the leverage ratio specified in the indenture, although we do not expect to satisfy such ratio for the foreseeable future. In order to secure any financing with a third-party, the Company expects that the holders of the New Senior Secured Notes (ST Telemedia) will need to agree to certain modifications to the terms and conditions of the New Senior Secured Notes pertaining to the priority of liens on assets securing the debt.

The New Senior Secured Notes were issued to ST Telemedia in a private placement transaction pursuant to Section 4(2) of the Securities Act and subsequently transferred to a subsidiary of ST Telemedia on March 12, 2004. The New Senior Secured Notes are therefore “restricted securities” for purposes of the rules and regulations promulgated by the SEC under the Securities Act. In addition, the initial holder of the New Senior Secured Notes (i.e., a subsidiary of ST Telemedia) is a control person of the issuer of the securities within the meaning of Section 2(11) of the Securities Act. ST Telemedia’s subsidiary may sell or otherwise transfer the New Senior Secured Notes only pursuant to a registration statement declared effective by the SEC or an exemption from Securities Act registration requirements. We have agreed in principal to grant customary registration rights to ST Telemedia’s subsidiary in respect of the New Senior Secured Notes.

Cash Management Impacts and Working Capital

Condensed Consolidated Statements of Cash Flows

	Successor	Predecessor	Pro forma Combined	Predecessor
	December 10, to December 31, 2003	January 1, to December 9, 2003	Year Ended December 31, 2003	Year Ended December 31, 2002	$ Increase (Decrease)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(9)	$24,739	$24,730	$654	$24,076
Discontinued operations and asset sale gains	—	(1)	(1)	(1,073)	1,072
Reorganization items	—	(24,842)	(24,842)	95	(24,937)
Deferred reorganization costs	(51)	(13)	(64)	—	(64)
Depreciation, amortization, stock compensation and bad debt expense	13	189	202	214	(12)
Amortization revenue of prior period IRU’s	—	(78)	(78)	(74)	(4)
Cash used in reorganization items	(12)	(391)	(403)	(292)	(111)
Other changes in operating assets and liabilities	(19)	55	36	525	(489)

Cash flows from operating activities	(78)	(342)	(420)	49	(469)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(11)	(141)	(152)	(281)	129
Proceeds from sale of fixed assets	9	10	19	62	(43)
Other investing activities	5	(13)	(8)	(16)	8

Cash flows from investing activities	3	(144)	(141)	(235)	94

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Capital & debt infusion—controlling shareholder	—	450	450	—	450
Other	(2)	(20)	(22)	2	(24)

Cash flows from financing activities	(2)	430	428	2	426

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(77)	$(56)	$(133)	$(184)	$51

Our working capital decreased $385 million to a negative working capital of $69 million at December 31, 2003 (Successor) compared to December 31, 2002 (Predecessor) primarily due to the costs and related impacts to our business of the prolonged bankruptcy period, the impacts of the required Effective Date cash flows, fresh start accounting and the cash performance of the business during the year. Unrestricted cash and cash equivalents decreased from $423 million at December 31, 2002 to $290 million at December 31, 2003. This $133 million decline reflects the cash infusion of $450 million from ST Telemedia for a 61.5% equity ownership in New GCL valued at $250 million and to purchase the $200 million 11% New Senior Secured Notes. The prolonged bankruptcy period resulted in 2003 cash outflows in excess of $467 million (including $13 million of restricted cash payments) for payments in connection with the reorganization. On the Effective Date, all of the subject to compromise liabilities totaling $8.714 billion (not included in working capital at December 31, 2002) were settled for unrestricted cash payments of $213 million and an additional $221 million representing deferred reorganization payments remaining beyond emergence as a component within working capital. The December 31, 2003 working capital calculation contains $128 million of such deferred reorganization costs ($42 million additionally remains in long-term liabilities). The Company also incurred cash costs of approximately $190 million during the year relating to real estate restructuring costs, severance-related costs, retention costs and payments to retained professionals of the bankruptcy case. The significant changes in other attributes of the working capital change included a significant reduction in restricted cash, which was $312 million less at December 31, 2003 versus prior year due primarily to the Effective Date restricted cash payments to pre-petition creditors aggregating approximately $322 million (including $309 million in an escrow account representing proceeds of the December 2001 sale of IPC plus interest and $13 million in an account in control of the JPLs; see Note 4 to the accompanying consolidated financial statements) to complete the settlement of the subject to compromise liabilities previously mentioned in accordance with the Plan of Reorganization. Additionally, in fresh start accounting the current portion of deferred revenue was substantially reduced resulting in a December 31, 2003 deferred revenue current portion balance $187 million less than the balance at December 31, 2002. The remaining positive recurring working capital performance of the business, which benefited from cash collections on pre-existing IRU contracts, was more than offset by required capital expenditures of $152 million in the calendar year. The balance of the changes in working capital largely offset one another (e.g., a $61 million decline in accounts receivable was offset by an $85 million decline in accrued costs of access—both serving as evidence to the Company’s strong collections efforts on one hand and strict, court enforced payment terms with our access providers on the other).

Cash Flow Activity for the 22-Day period ended December 31, 2003—Successor

Cash and cash equivalents declined from $367 million immediately following the Effective Date to $290 million as of December 31, 2003. This net cash outflow was primarily attributable to $63 million of restructuring and reorganization related disbursements during the brief 22-day period, along with $11 million in cash capital expenditures. In late December Global Marine collected $8 million early on a note receivable related to the sale of a vessel that had occurred earlier in 2003. A $15 million installment under the settlement with Microsoft (see Item 3, “Legal Proceedings”) was received on December 31, 2003.

Cash Flow Activity for the period January 1, 2003 to December 9, 2003—Predecessor

Cash and cash equivalents declined from $423 million on December 31, 2002 to $367 million immediately following the Effective Date. As depicted in Note 3, “Fresh Start Accounting”, in the accompanying financial statements, cash and cash equivalents at the commencement of the Effective Date was $196 million. During the emergence closing activities the Company received a combined debt and equity infusion of $450 million from ST Telemedia and subsequently disbursed $279 million of that cash to satisfy closing day payment requirements to pre-petition creditors $213 million as previously mentioned, $10 million to fund escrow requirements for existing letters of credit and payments of $56 million to professionals retained in the bankruptcy proceedings and indenture trustee costs. The January 1, 2003 to December 8, 2003 decline in cash of $227 million ($423 million to $196 million) was primarily related to the cash paid for non-Effective Date reorganization costs of $122 million comprised primarily of real estate restructuring costs, severance-related costs, retention costs and payments to retained professionals and cash capital expenditures of $141 million, offset by other positive recurring working capital performance of the business, which benefited from collection of tax refunds and strong collections performance, including collections on pre-existing IRU contracts.

Combined Proforma Cash Flow Activity for January 1, 2003—December 31, 2003

As discussed previously, the net cash outflow of the proforma combined Predecessor and Successor operations in 2003 was $133 million ($583 million after reflecting the $450 million cash infusion from ST Telemedia). Reorganization cost requirements ($467 million), capital expenditures ($152 million) and capital lease obligations ($18 million) were slightly offset by other positive recurring working capital of the business ($36 million) and asset sale proceeds ($19 million) during the year.

In 2002, the net cash outflow of the Company was $184 million. However, in 2002 no external financing occurred during a period in which $292 million in reorganization requirements were funded and capital expenditures were higher than 2003 levels at $281 million. The Company’s working capital benefited from the bankruptcy (i.e. payables due at the time of the filing were stayed while the Company continued its collection efforts from customers) in 2002 by an amount that exceeded the reorganization requirements in the year. In addition the Company collected on pre-existing IRU contracts and received $93 million in tax refunds.

In 2004, the Company is expecting to incur approximately $190 million of cash costs relating to payment of deferred reorganization costs, real estate restructuring costs, and final fees and expenses to be paid to professionals retained in the bankruptcy proceedings. Cash capital expenditures for the telecommunications services segment are expected to range between $145-$165 million and interest costs under the New Senior Secured Notes will be $22 million. The Company expects improvements in working capital from 2003 levels, as payment terms should improve substantially with vendors now that the Company has emerged from bankruptcy protection. As previously discussed herein, the Company ended 2003 with $290 million in unrestricted cash and cash equivalents and anticipates obtaining $100 million of work capital financing to fund operations through January 1, 2005.

Cash Flows from Operating Activities—

Cash flows from operations declined $469 million in 2003 from the 2002 performance due primarily to the working capital benefits experienced by the Company immediately following the bankruptcy filing in January 2002 as previously mentioned. The cash used in operating activities in 2003 of $420 million is primarily comprised of $467 million in reorganization costs incurred offset by $36 million net inflows from other working capital.

A further direct cash flow analysis of 2003 working capital performance reveals that cash collections from telecommunications operations approximated $2.775 billion in 2003 and the installation and maintenance segment collected approximately $195 million in cash during the year from its collection efforts, termination of ship charter ($15 million) and sales of vessels and other marine equipment ($15 million). The telecommunications services segment receipts just mentioned do not include approximately $65 million of collections under IRU contracts during 2003, including $27 million from one customer, which represented the fourth and final installment under a contract that originated in 1999, and approximately $33 million from another customer for whom we are providing significant capacity to on our UK network. In addition, during 2003, the Company’s cash needs due to the bankruptcy and restructuring related costs were assisted by the receipt of significant nonrecurring cash receipts, including $23 million and $20 million related to the Microsoft and Softbank settlements (see Item 3 “Legal Proceedings”), respectively, and $35 million in tax refunds.

Cash disbursements for cost of access approximated $2 billion in 2003, which is representative of the continuing strict enforcement of payment terms by our vendors throughout 2003 and a reduction in the access liability of $85 million year over year. Operating cash disbursements (including those relating to the segment’s restructuring efforts) at the installation and maintenance services segment approximated $190 million for 2003. However, the cumulative net cash flow of the above mentioned items was not adequate to cover the 2003 telecommunications services segment operating cash disbursements (including cost of sales, real estate, payroll, 2002 annual bonus costs, third party maintenance and general and administrative costs) of approximately $910 million.

Cash Flows from Investing Activities—

Capital expenditures declined $129 million in 2003 from 2002 levels. In the prolonged period of bankruptcy the Company’s capital requirements diminished as it operated in a customer retention operating model requiring less capital to maintain the existing revenue stream. The majority of the decline was represented by outflows in 2002 by foreign subsidiaries of the Company, not protected from local vendors under the bankruptcy laws in the United States, to their respective vendors for capital projects completed prior to the bankruptcy filing in January 2002. Certain of these payments continued into 2003, but not at the levels that were experienced in 2002. The remainder of the 2003 capital expenditures was necessary to meet customer requirements and network maintenance demands. The decline in capital expenditures was offset by a decrease in proceeds received from the sale of fixed assets. The Company actively sold unnecessary equipment and real estate related assets in its telecommunications services segment early in the bankruptcy proceedings. A majority of the 2003 fixed asset sale activity occurred in the installation and maintenance segment as Global Marine continued to reduce its cost structure by selling certain vessels.

Cash Flows from Financing Activities—

Results from financing activities improved $428 million in 2003 from 2002 levels due directly to the $450 million capital and debt infusion by ST Telemedia on the Effective Date. The remainder of the financing activities in 2003 largely comprise required payments under capital leases, primarily by GC UK relating to their rail network and Global Marine related to their fleet of vessels. In 2002, $17 million in proceeds from short-term borrowings offset the capital lease cash activity.

Contractual Cash Commitments

The following table summarizes our contractual cash commitments at December 31, 2003:

In millions	Total	Less than 1 year (2004)	1-3 years (2005-2006)	3-5 years (2007-2008)	More than 5 years (2009-2119)
Long-term debt obligations(1)	$266	$22	$244	$—	$—
Capital lease obligations	421	36	59	57	269
Operating lease obligations	1,342	170	286	226	660
Purchase obligations(2)	2,286	669	795	346	476

Total	$4,315	$897	$1,384	$629	$1,405

(1)	Amounts represent contractual amounts due, including interest.
(2)	Amounts represent contractual commitments with third parties to purchase network access services ($1.248 billion), maintenance services for portions of our network ($328 million), other purchase order commitments ($67 million), rental payments for restructured properties ($473 million), and deferred reorganization costs related to our bankruptcy proceedings ($170 million). Included in the $67 million of other purchase order commitments is approximately $5 million related to our 2004 estimated incremental expenditures to implement the Network Security Agreement. We expect to incur approximately $2.5 million of incremental expenditures annually for years beyond 2004. The term of the Network Security Agreement is as long as ST Telemedia holds more than 10% of the equity in New GCL. As the term is indeterminable we have not included the commitment beyond 2004.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our revenue in our carrier sales channel is generated from services to other carriers in the telecommunications industry. In 2003, our revenues from the carrier sales channel represented approximately 58% of our consolidated revenues.

Off-balance sheet arrangements

We have approximately $20 million of letter of credit, performance and surety bond requirements as of December 31, 2003 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations, customer performance obligations and license and permit obligations to governmental agencies. Approximately $18 million of these requirements are collateralized with restricted cash as reflected in the accompanying consolidated financial statements.

From time to time, New GCL and certain of its wholly owned subsidiaries may enter into guarantees on behalf of other wholly owned subsidiaries.

Recently Issued Accounting Pronouncements

See Note 4, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.

Inflation

We do not believe that our business is impacted by inflation to a significantly different extent than the general economy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 9, 2003, Predecessor had obligations relating to our cumulative convertible preferred stock, mandatorily redeemable preferred stock, senior notes, credit facilities, and other debt. All such obligations were cancelled either in exchange for other consideration or without consideration upon our emergence from Chapter 11 pursuant to the Plan of Reorganization and, therefore, do not subject us to future market risk.

On December 9, 2003, the effective date of the Company’s emergence from chapter 11 bankruptcy proceedings, Successor issued $200 million aggregate principal amount of the New Senior Secured Notes. The notes will mature on the third anniversary of their issuance. Interest will accrue at a fixed rate of 11% per annum and will be paid semi-annually. The New Senior Secured Notes will be guaranteed by Successor and all of its material subsidiaries.

Interest Rate Risk

Our cash flows and earnings are subject to fluctuations resulting from changes in interest rates and changes in foreign currency exchange rates and we selectively use financial instruments to manage these risks.

For the period December 10 to December 31, 2003 we were not subject to interest rate fluctuations as our indebtedness had fixed interest rates See Item 7, “Liquidity and Capital Resources” for information on our indebtedness. For future indebtedness, to the extent we are subject to interest rate risk, our policy will be to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate based upon market conditions. Our objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flow associated with such changes.

As the payment of principal and interest on the GC Debtors’ pre-petition indebtedness was stayed under the Bankruptcy Code, there was no interest rate risk for our indebtedness for the period January 1, 2003 to December 9, 2003.

Foreign Currency Risk

We did not enter into any forward currency contracts during 2003 and 2002 as a result of constraints while in bankruptcy. The Euro and pound sterling were the principal foreign currencies held by us in 2003 and 2002.

For our subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying consolidated statements of operations. Our foreign exchange transaction gains (losses) for the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003, and the years ended December 31, 2002 and 2001 were $2 million, $15 million, $(26) million and $(21) million, respectively.

For our subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity. For the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003 and the years ended December 31, 2002 and 2001, losses from foreign currency translations were $4 million, $68 million, $65 million and $ 77 million, respectively.

We have not entered into, and do not intend to enter into, financial instruments for speculation or trading purposes. Additional information regarding financial instruments is contained in Note 26, “Derivative Instruments and Hedging Activities,” and Note 27, “Financial Instruments,” to the accompanying consolidated financial statements included in this annual report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1 of this annual report on Form 10-K, “Index to Consolidated Financial Statements and Schedule.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In connection with the completion of its audit of our consolidated financial statements as of December 31, 2003 and for the year then ended, Grant Thornton identified to our audit committee and management certain internal control deficiencies, including in the following areas: segregation of duties within a certain subsidiary; information systems logical access; documentation for information technology policies, procedures and standards; development of a comprehensive enterprise-wide business continuity and disaster recovery plan; dependence of a certain subsidiary on an outdated financial application; and customer contract files management. Grant Thornton has advised the audit committee that they consider these internal control deficiencies to be “significant deficiencies” that, in the aggregate, constitute “material weaknesses” under standards established by the American Institute of Certified Public Accountants. Grant Thornton has further advised the audit committee that these internal control deficiencies do not affect Grant Thornton’s unqualified report on our consolidated financial statements as of December 31, 2003 and for the year then ended.

Management has carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). In connection with such evaluation, management has considered the internal control issues identified by Grant Thornton. Based upon management’s evaluation, our chief executive officer and chief financial officer have concluded that disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed by us in reports required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Nonetheless, to address the continued effectiveness of our internal controls and disclosure controls and procedures on a go-forward basis, we:

•	implemented a number of additional controls to reduce the risk from segregation of duties issues;

•	consolidated all security functions under a central organization that reports directly to the Company’s chief information officer and has responsibility for security architecture and operations, audit and compliance, and physical security;

•	have made substantial progress towards the implementation of a comprehensive enterprise-wide business continuity and disaster recovery plan;

•	have made substantial progress towards the development of comprehensive documentation for information technology policies, procedures and standards; and

•	have taken additional measures to strengthen and standardize controls for access to sensitive systems and applications.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or that is likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item 10 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2004. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item 11 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2004. Such information is incorporated into this annual report on Form 10-K by reference. However, such incorporation by reference shall not be deemed specifically to incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is contained in Item 5 above under the caption “Equity Compensation Plan Information.” The other information called for by this Item 12 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2004. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item 13 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2004. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item 14 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2004. Such information is incorporated into this annual report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

1. Financial Statements-Included in Part II of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2003 (Successor) and December 31, 2002 (Predecessor)

Consolidated Statements of Operations for the period from December 10, 2003 to December 31, 2003 (Successor), January 1, 2003 to December 9, 2003 (Predecessor) and the years ended December 31, 2002 (Predecessor) and 2001 (Predecessor)

Consolidated Statements of Shareholders’ Equity (Deficit) for the period from December 10, 2003 to December 31, 2003 (Successor), January 1, 2003 to December 9, 2003 (Predecessor) and the years ended December 31, 2002 (Predecessor) and 2001 (Predecessor)

Consolidated Statements of Cash Flows for the period from December 10, 2003 to December 31, 2003 (Successor), January 1, 2003 to December 9, 2003 (Predecessor) and the years ended December 31, 2002 (Predecessor) and 2001 (Predecessor)

Consolidated Statements of Comprehensive Income (Loss) for the period from December 10, 2003 to December 31, 2003 (Successor), January 1, 2003 to December 9, 2003 (Predecessor) and the years ended December 31, 2002 (Predecessor) 2001 (Predecessor)

Notes to Consolidated Financial Statements

2. Financial Statement Schedules—Included in Part II of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts

3. Exhibit Index:

Exhibit Number	Exhibit

2.1	Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., Joint Provisional Liquidators of Global Crossing Ltd. and Global Crossing Holdings Ltd. (the “JPLs”), Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd., dated as of August 9, 2002 (incorporated by reference to Exhibit 2.12 of Global Crossing Ltd.’s 2001-2002 annual report on Form 10-K filed on December 8, 2003 (the “2002 10-K”)).

2.2	Amendment No. 1 to Purchase Agreement to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs, Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd. dated as of December 20, 2002 (incorporated by reference to Exhibit 2.13 of the 2002 10-K).

2.3	Amendment No. 2 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd, dated as of May 13, 2003 (incorporated by reference to Exhibit 2.14 of the 2002 10-K).

2.4	Amendment No. 3 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings, Ltd. and Singapore Technologies Telemedia Pte Ltd dated as of October 13, 2003 (incorporated by reference to Exhibit 2.15 of the 2002 10-K).

2.5	Amendment No. 4 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd dated as of November 14, 2003 (incorporated by reference to Exhibit 2.16 of the 2002 10-K).

Exhibit Number	Exhibit

2.6	Amendment No. 5 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd dated as of December 3, 2003 (incorporated by reference to Exhibit 2.17 of the 2002 10-K).

2.7	Disclosure Statement, including Proposed Plan of Reorganization of Global Crossing Ltd., dated as of October 21, 2002 (incorporated by reference to Global Crossing Ltd.’s Current Report on Form 8-K, filed on October 28, 2002).

2.8	Confirmation Order, dated as of December 26, 2002, confirming Global Crossing Ltd.’s Joint Plan of Reorganization (incorporated by reference to Exhibit 99.2 to Global Crossing Ltd.’s Current Report on Form 8-K, filed on January 10, 2003).

3.1	Amended and Restated Constitutional Documents of Global Crossing Limited (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 3.6 of the 2002 10-K).

3.2	Amended and Restated Bye-Laws of Global Crossing Limited (formerly GC Acquisition Ltd.) dated as of December 9, 2003 (filed herewith).

4.1	Form of stock certificate for common stock of Global Crossing Limited (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 4.1 of the 2002 10-K).

4.2	Certificate of Designations of 2.0% Cumulative Senior Preferred Shares of Global Crossing Limited (formerly GC Acquisition Ltd.), dated as of December 9, 2003 (filed herewith).

4.3	Indenture among Global Crossing Limited, Global Crossing North American Holdings, Inc. (“GCNAH”), Certain Guarantors and Wells Fargo Bank relating to $200 million original principal amount of 11% Senior Secured Notes of GCNAH (incorporated by reference to Exhibit 4.1 of Global Crossing Limited’s current report on Form 8-K filed on December 23, 2003 (the “December 23 8-K”)).

Except as hereinabove provided, there is no instrument with respect to long-term debt of the Registrant and its consolidated subsidiaries under which the total authorized amount exceeds 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish to the SEC upon its request a copy of any instrument relating to long-term debt.

10.1	Promissory note dated February 27, 2001 between José Antonio Ríos and Global Crossing Development Co. (incorporated by reference to Exhibit 10.4 of the 2002 10-K).*

10.2	Employment Agreement dated as of June 3, 2002 between John J. Legere and Global Crossing Ltd. (incorporated by reference to Exhibit 10.5 of the 2002 10-K).*

10.3	Employment Agreement dated as of December 9, 2003 between John J. Legere and Global Crossing Limited (formerly GC Acquisition Ltd.) (filed herewith).*

10.4	Global Crossing Limited (formerly GC Acquisition Ltd.) Key Management Protection Plan, dated as of December 9, 2003 (filed herewith).*

10.5	2003 Global Crossing Limited (formerly GC Acquisition Ltd.) Stock Incentive Plan, dated as of December 8, 2003 (filed herewith).*

10.6	Form of Non-Qualified Stock Option Agreement applicable to executive officers of Global Crossing Limited (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 10.9 of the 2002 10-K).*

10.7	Global Crossing Limited Senior Executive Short Term Incentive Compensation Plan (filed herewith).*

Exhibit Number	Exhibit

10.8	Cooperation Agreement dated as of December 9, 2003, between Global Crossing Limited (formerly GC Acquisition Ltd.) and the individuals signatory thereto in their capacities as Estate Representative under the Plan of Reorganization and as, or on the behalf of, the Liquidating Trustee under a liquidating trust agreement (filed herewith).

10.9	Liquidating Trust Agreement among Global Crossing Ltd. and its debtor subsidiaries signatory thereto and the individuals signatory thereto in their capacity as the liquidating trustee (incorporated by reference to Exhibit 99.2 of the December 23 8-K).

10.10	Registration Rights Agreement dated as of December 9, 2003 between Global Crossing Limited (formerly GC Acquisition Ltd.) and Singapore Technologies Telemedia Pte Ltd (filed herewith).

10.11	Network Security Agreement dated as of September 24, 2003, between Global Crossing Ltd., Global Crossing Limited (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department of Defense and the Department of Homeland Security (incorporated by reference to Exhibit 10.13 of the 2002 10-K).

10.12	Settlement Agreement dated March 5, 2003 between Global Crossing Ltd. and Asia Global Crossing Ltd. (incorporated by reference to Exhibit 10.9 of Global Crossing Limited’s annual report on Form 10-K filed on December 8, 2003).

21.1	Subsidiaries of Global Crossing Limited (filed herewith).

31.1	Certification by John J. Legere, Chief Executive Officer of Registrant pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Daniel P. O’Brien, Chief Financial Officer of Registrant pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification by John J. Legere, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by Daniel P. O’Brien, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan, contract or arrangement.

(b) Reports on Form 8-K.

During the quarter ended December 31, 2003, the following reports on Form 8-K were filed by the Registrant:

1. Current Report on Form 8-K dated November 7, 2003 (date of earliest event reported), filed on November 21, 2003, for the purpose of reporting, under Items 5 and 7, a change in the subsidiary designated to issue the new 11 percent senior secured notes under the Plan of Reorganization.

2. Current Report on Form 8-K dated December 9, 2003 (date of earliest event reported), filed on December 10, 2003, for the purpose of providing, under Item 5, a press release announcing the consummation of the Plan of Reorganization.

3. Current Report on Form 8-K dated December 9, 2003 (date of earliest event reported), filed on December 23, 2003, for the purpose of reporting, under Items 1, 5 and 7, the change of control in the Registrant as a result of the consummation of the Plan of Reorganization and related matters.

(c) See Item 15(a)(3) above.

(d) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 25, 2004 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN J. LEGERE

John J. Legere Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

By:	/s/ JOHN J. LEGERE

John J. Legere Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ DANIEL O’BRIEN

Daniel O’Brien Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ E.C. “PETE” ALDRIDGE, JR.

E.C. “Pete” Aldridge, Jr. Director

By:	/s/ DONALD L. CROMER

Donald L. Cromer Director

By:	/s/ ARCHIE CLEMINS

Archie Clemins Director

By:	/s/ RICHARD R. ERKENEFF

Richard R. Erkeneff Director

By:	/s/ PETER SEAH LIM HUAT

Peter Seah Lim Huat Vice Chairman and Director

S-1

By:	/s/ CHARLES MACALUSO

Charles Macaluso Director

By:	/s/ MICHAEL RESCOE

Michael Rescoe Director

By:	/s/ ROBERT J. SACHS

Robert J. Sachs Director

By:	/s/ LEE THENG KIAT

Lee Theng Kiat Director

By:	/s/ LODEWIJK CHRISTIAAN VAN WACHEM

Lodewijk Christiaan van Wachem Chairman and Director

S-2

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page
Report of Independent Certified Public Accountants: Grant Thornton LLP	F-2

Consolidated Balance Sheets as of December 31, 2003 (Successor) and December 31, 2002 (Predecessor)	F-3

Consolidated Statements of Operations for the period from December 10, 2003 to December 31, 2003 (Successor), January 1, 2003 to December 9, 2003 (Predecessor) and the years ended December 31, 2002 (Predecessor) and 2001 (Predecessor)

F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the period from December 10, 2003 to December 31, 2003 (Successor), January 1, 2003 to December 9, 2003 (Predecessor) and the years ended December 31, 2002 (Predecessor) and 2001 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the period from December 10, 2003 to December 31, 2003 (Successor), January 1, 2003 to December 9, 2003 (Predecessor) and the years ended December 31, 2002 (Predecessor) and 2001 (Predecessor)

F-6

Consolidated Statements of Comprehensive Income (Loss) for the period from December 10, 2003 to December 31, 2003 (Successor), January 1, 2003 to December 9, 2003 (Predecessor) and the years ended December 31, 2002 (Predecessor) and 2001 (Predecessor)

F-7

Notes to Consolidated Financial Statements	F-8

Schedule:

Schedule II—Valuation and Qualifying Accounts	F-72

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

GLOBAL CROSSING LIMITED

We have audited the accompanying consolidated balance sheet of Global Crossing Limited and subsidiaries (the “Company”) as of December 31, 2003 (Successor Company balance sheet) and 2002 (Predecessor Company balance sheet), and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the period from December 10, 2003 to December 31, 2003 (Successor Company operations), for the period from January 1, 2003 to December 9, 2003, and the years ended December 31, 2002 and 2001 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, on December 26, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization, as amended, which became effective on December 9, 2003. Similarly, on January 3, 2003, the Bermuda Court sanctioned the Schemes (the Bermuda equivalent to confirmation), and the Schemes became effective on December 9, 2003. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the period from December 10, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2002, and the results of its operations and its cash flows for the period from January 1, 2003 to December 9, 2003, and for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the period from December 10, 2003 to December 31, 2003 (Successor Company operations), for the period from January 1, 2003 to December 9, 2003 and the years ended December 31, 2002 and 2001 (Predecessor Company operations.) In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP

New York, New York

March 8, 2004

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	Successor	Predecessor
	December 31, 2003	December 31, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$290	$423
Restricted cash and cash equivalents	15	327
Accounts receivable, net of allowances of $124 and $134, respectively	421	482
Other current assets and prepaid costs	166	218

Total current assets	892	1,450
Property and equipment, net	1,109	1,059
Intangible assets, net (including goodwill of $13 and $0)	113	—
Other assets	57	126

Total assets	$2,171	$2,635

LIABILITIES:
Current liabilities:
Accounts payable	$143	$141
Accrued cost of access	150	235
Accrued restructuring costs—current portion	32	39
Deferred revenue—current portion	87	274
Deferred reorganization costs—current portion	128	—
Other current liabilities	421	445

Total current liabilities	961	1,134

Debt with controlling shareholder	200	—
Obligations under capital leases	200	225
Deferred revenue	148	1,438
Deferred reorganization costs	42	—
Other deferred liabilities	225	193
Liabilities subject to compromise	—	8,662

Total liabilities	1,776	11,652

CUMULATIVE CONVERTIBLE PREFERRED STOCK	—	1,918

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock with controlling shareholder, 45,000,000 shares authorized, par value $0.10 per share, 18,000,000 shares issued and outstanding as of December 31, 2003	2	—
Common stock, 55,000,000 shares authorized, par value $.01 per share, 22,000,000 (6,600,000 with the controlling shareholder) shares issued and outstanding as of December 31, 2003	—	—
Predecessor common stock, 3,000,000,000 shares authorized, par value $0.01 per share, 909,052,691 shares issued and outstanding as of December 31, 2002	—	9
Predecessor treasury stock, 22,033,758 shares as of December 31, 2002	—	(209)
Additional paid-in capital	406	14,350
Accumulated other comprehensive loss	(4)	(344)
Accumulated deficit	(9)	(24,741)

	395	(10,935)

Total liabilities and shareholders’ equity (deficit)	$2,171	$2,635

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
REVENUES	$178	$2,754	$3,116	$3,659
OPERATING EXPENSES:
Cost of access and maintenance	123	1,904	2,205	2,152
Other operating expenses	54	854	1,208	2,080
Termination of ship charter	—	(15)	—	—
Depreciation and amortization	9	144	137	1,548
Asset impairment charges	—	—	—	17,181
Restructuring charges	—	—	—	410

	186	2,887	3,550	23,371

OPERATING LOSS	(8)	(133)	(434)	(19,712)
OTHER INCOME (EXPENSE):
Interest income	1	—	2	21
Interest expense	(3)	(24)	(75)	(506)
Loss from write-down and sale of investments, net	—	—	—	(2,041)
Other income, net	2	59	204	(87)

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(8)	(98)	(303)	(22,325)
Reorganization items, net	—	(127)	(95)	—
Gain on settlement of liabilities subject to compromise and recapitalization	—	23,869	—	—
Gain from fresh start adjustments	—	1,100	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8)	24,744	(398)	(22,325)
Benefit (provision) for income taxes	(1)	(5)	102	1,847

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9)	24,739	(296)	(20,478)
Income (loss) from discontinued operations, (net of benefit for income taxes of $0, $0, $0, and $539, respectively)	—	—	950	(1,916)

NET INCOME (LOSS)	(9)	24,739	654	(22,394)
Preferred stock dividends	—	—	(19)	(238)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(9)	$24,739	$635	$(22,632)

INCOME (LOSS) PER COMMON SHARE, Basic:
Income (loss) from continuing operations applicable to common shareholders	$(0.41)	$27.20	$(0.35)	$(23.37)

Income (loss) from discontinued operations, net	$—	$—	$1.05	$(2.16)

Income (loss) applicable to common shareholders	$(0.41)	$27.20	$0.70	$(25.53)

Shares used in computing basic income (loss) per share	22,000,000	909,413,046	903,217,277	886,471,473

INCOME (LOSS) PER COMMON SHARE, Diluted:
Income (loss) from continuing operations applicable to common shareholders	$(0.41)	$25.97	$(0.35)	$(23.37)

Income (loss) from discontinued operations, net	$—	$—	$1.05	$(2.16)

Income (loss) applicable to common shareholders	$(0.41)	$25.97	$0.70	$(25.53)

Shares used in computing diluted income (loss) per share	22,000,000	952,459,514	903,217,277	886,471,473

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in millions, except share information)

	Common and Preferred Stock		Treasury Stock		Other Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Predecessor:
Balance at December 31, 2000	906,339,273	$9	22,033,758	$(209)	$13,848	$(82)	$(3,001)	$10,565
Issuance of common stock from exercise of stock options	5,401,476	—	—	—	20	—	—	20
Reduction of tax benefit on future stock option exercises	—	—	—	—	(33)	—	—	(33)
Issuance of common stock to convert preferred stock	710,752	—	—	—	27	—	—	27
Preferred stock dividends	—	—	—	—	(238)	—	—	(238)
Write-off unused share accrual	—	—	—	—	3	—	—	3
Amortization of compensation expense	—	—	—	—	24	—	—	24
Unrealized loss on securities, net	—	—	—	—	—	(78)	—	(78)
Foreign currency translation adjustment	—	—	—	—	—	(77)	—	(77)
Other	—	—	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	—	—	(22,394)	(22,394)

Balance at December 31, 2001	912,451,501	$9	22,033,758	$(209)	$13,637	$(237)	$(25,395)	$(12,195)
Issuance of common stock to convert preferred stock	18,634,948	—	—	—	797	—	—	797
Preferred stock dividends	—	—	—	—	(19)	—	—	(19)
Write-off preferred stock cost to liquidation value	—	—	—	—	(72)	—	—	(72)
Write-off preferred stock issuance costs	—	—	—	—	(9)	—	—	(9)
Foreign currency translation adjustment	—	—	—	—	—	(65)	—	(65)
Additional minimum pension liability	—	—	—	—	—	(42)	—	(42)
Other	—	—	—	—	16	—	—	16
Net income	—	—	—	—	—	—	654	654

Balance at December 31, 2002	931,086,449	$9	22,033,758	$(209)	$14,350	$(344)	$(24,741)	$(10,935)
Issuance of common stock to convert preferred stock	543,038	—	—	—	24	—	—	24
Foreign currency translation adjustment	—	—	—	—	—	(68)	—	(68)
Additional minimum pension liability	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(228)	(228)
Impact on Fresh Start Adjustments:
Elimination of accumulated losses	—	—	—	—	—	—	24,969	24,969
Cancellation of shares in Predecessor	(931,629,487)	(9)	(22,033,758)	209	(14,374)	—	—	(14,174)
Other fresh start adjustments	—	—	—	—	—	415	—	415

Predecessor balance at December 9, 2003	—	$—	—	$—	$—	$—	$—	$—

Successor:
Equity infusion to controlling shareholder:
Issuance of preference shares	18,000,000	2	—	—	181	—	—	183
Issuance of common shares	6,600,000	—	—	—	67	—	—	67
Equity issued to creditors:
Issuance of common shares	15,400,000	—	—	—	157	—	—	157

Successor balance at December 9, 2003	40,000,000	$2	—	$—	$405	$—	$—	$407
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Amortization of stock compensation expense	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	(9)	(9)

Balance, December 31, 2003	40,000,000	$2	—	$—	$406	$(4)	$(9)	$395

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			2002	2001
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(9)	$24,739	$654	$(22,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Loss from discontinued operations	—	—	234	1,590
Loss on sales of discontinued operations	—	—	—	326
Gain on abandonment of Asia Global Crossing	—	—	(1,184)	—
Gain on sale of fixed assets	—	(1)	(57)	—
Restructuring charge	—	—	—	115
Loss from write-down and sale of investments, net	—	—	—	2,041
Impairment of long-lived assets	—	—	—	17,181
Amortization of prior period IRUs	—	(78)	(74)	(80)
Non-cash fresh start adjustments	—	(1,100)	—	—
Gain on settlement of liabilities subject to compromise and recapitalization	—	(23,869)	—	—
Depreciation and amortization	9	144	137	1,548
Reorganization items, net	—	127	95	—
Stock related expenses	1	—	—	21
Provision for doubtful accounts	3	45	77	124
Deferred income taxes	—	—	—	(970)
Deferred reorganization costs	(51)	(13)	—	—
Other	(1)	(12)	(76)	12
Changes in operating assets and liabilities	(18)	67	601	(420)

Net cash provided by (used in) continuing operations	(66)	49	407	(906)
Net cash used in discontinued operations	—	—	(66)	(318)
Net cash used in reorganization items	(12)	(391)	(292)	—

Net cash provided by (used in) operating activities	(78)	(342)	49	(1,224)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(11)	(141)	(281)	(2,643)
Proceeds from sale of ILEC	—	—	—	3,369
Proceeds from sale of fixed assets	9	10	62	—
Investments in and advances to affiliates, net	—	—	—	(75)
Purchases of marketable securities	—	—	—	(12)
Proceeds from sale of marketable securities	—	2	4	124
Proceeds from sale of unconsolidated affiliates	—	—	—	164
Change in restricted cash and cash equivalents	5	(15)	(20)	(12)
Other	—	—	—	(1)

Net cash provided by (used in) investing activities	3	(144)	(235)	914

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Capital infusion by controlling shareholder	—	250	—	—
Proceeds from debt issued to controlling shareholder	—	200	—	—
Proceeds from short-term borrowings	—	—	—	61
Proceeds from long-term debt	—	—	17	4,016
Repayment of long-term debt	—	—	—	(2,630)
Repayment of short-term borrowings	—	—	—	(1,061)
Preferred dividends	—	—	—	(211)
Repayment of capital leases	(1)	(17)	(14)	(36)
Other	(1)	(3)	(1)	12

Net cash provided by (used in) financing activities	(2)	430	2	151

NET DECREASE IN CASH AND CASH EQUIVALENTS	(77)	(56)	(184)	(159)
CASH AND CASH EQUIVALENTS, beginning of period	367	423	607	766

CASH AND CASH EQUIVALENTS, end of period	$290	$367	$423	$607

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Successor	Predecessor
	December 10 to December 31,	January 1 to December 9,	Years ended
			December 31,	December 31,
	2003	2003	2002	2001
Net income (loss)	$(9)	$24,739	$654	$(22,394)
Foreign currency translation adjustment	(4)	(68)	(65)	(77)
Unrealized (loss) on securities, net of benefit for income taxes of $49	—	—	—	(78)
Additional minimum pension liability	—	(3)	(42)	—

Comprehensive income (loss)	$(13)	$24,668	$547	$(22,549)

Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of sites, square footage, percentage, share and per share information)

1. BACKGROUND AND ORGANIZATION

Global Crossing Limited (formerly GC Acquisition Ltd.), a company organized under the laws of Bermuda in 2003 (“New GCL”), became the successor to Global Crossing Ltd., a company organized under the laws of Bermuda in 1997 (“Old GCL”), as a result of the consummation of the transactions contemplated by the Joint Plan of Reorganization, as amended (the “Plan of Reorganization”) of Old GCL and certain of its debtor subsidiaries (Old GCL, collectively with its debtor subsidiaries, the “GC Debtors”), pursuant to chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) on December 9, 2003 (the “Effective Date”). In these notes to consolidated financial statements, references to the “Company” in respect of time periods preceding the Effective Date are references to Old GCL and its consolidated subsidiaries (collectively, the “Predecessor”), while such references in respect of time periods commencing with the Effective Date are references to New GCL and its consolidated subsidiaries (collectively, the “Successor”).

The Company provides telecommunication services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. The Company serves many of the world’s largest corporations, providing a full range of managed data and voice products and services. The Company operates throughout the Americas and Europe. The Company provides services throughout the Asia/Pacific region through commercial arrangements with other carriers.

The Company’s strategy is to be a premier provider of broadband communications services in commercial centers worldwide. The Company seeks to attain market leadership in global data and Internet Protocol (“IP”) services by taking advantage of its extensive broadband network and technological capabilities. Through its Global Marine Systems Limited (“GMS”) subsidiary, the Company also provides installation and maintenance services for subsea telecommunications systems. Refer to Note 30 for more information on the Company’s results by segment.

Since the fourth quarter of 2001, the Company has reduced the amount of cash required to fund its operations. Nonetheless, the Company’s unrestricted cash balances have continued to decline due primarily to ongoing operating losses, severance payments, settlement payments to vendors and significant costs incurred in connection with the bankruptcy proceedings, including professional fees, real estate restructuring and retention plan costs.

As of December 31, 2003, the Company had $290 in unrestricted cash. The Company expects its available liquidity to substantially decline in 2004 due to operating cash flow requirements and Plan of Reorganization related payments in 2004 of $128 million for deferred reorganization costs, and $30 for the final fees and expenses of retained professionals under the bankruptcy case. Management currently expects that the Company will need to obtain up to $100 in financing to fund the Company’s anticipated liquidity requirements through the end of 2004. The Company is currently seeking to arrange a working capital facility or other financing to provide the Company with this necessary liquidity. The indenture for the $200 of senior secured notes (the “New Senior Secured Notes”) issued on the Effective Date (see Note 14) permits the Company to incur up to $150 principal amount in additional debt under one or more working capital facilities secured by first priority liens on the Company’s assets. However, it is likely that amendments to the indenture will be required by lenders as a condition to their willingness to provide financing. If the Company cannot arrange a working capital facility or raise other financing, Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”), the majority investor and parent of the current holder of the New Senior Secured Notes, has indicated its intention to provide the Company with up to $100 of financial support to fund the Company’s operating needs on such terms and conditions as the Company and ST Telemedia may agree. ST Telemedia’s intention is based on the Company’s commitment to adhere to an operating plan requiring no more than $100 in additional funds in 2004. If provided, this financial

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

support could be in the form of (1) a guarantee or other support by ST Telemedia in respect of borrowings by the Company under a working capital facility or other financing or (2) a subordinated loan from ST Telemedia. The indenture for the Senior Secured Notes does not permit ST Telemedia to lend to the Company directly on a secured or senior basis. While ST Telemedia has indicated its intention to provide financial support to the Company and management expects ST Telemedia to make such financial support available, ST Telemedia does not have any contractual obligation to provide financial support to the Company, and the Company can provide no assurance that ST Telemedia will provide any such financial support.

Based on current projections, the Company expects to need to raise significant additional financing to fund the Company’s anticipated liquidity needs beyond 2004.

GMS has experienced significant declines in revenues since 2001 and is expected to experience negative cash flows in 2004. GMS expects to be in default under one financial ratio covenant under two agreements, a capital lease and a ship charter as of June 30, 2004 and in default under a second such financial ratio covenant as of the end of 2004. GMS is in discussions with the counterparties to these agreements to address the expected breaches of such financial covenants, and is discussing with its other principal ship charter creditors a possible restructuring of the payment schedules under its agreements with such creditors. If GMS is unsuccessful in these efforts, these parties could terminate such agreements and accelerate GMS’s required payments there under. Such an action would trigger cross-default provisions in GMS’s other ship charters and capital lease obligations, as well as the cross-default provisions under the indenture for the New Senior Secured Notes and other financing agreements of ours which could accelerate our repayment of indebtedness (See Note 32).

2. REORGANIZATION

Commencement of the Chapter 11 and Bermuda Cases

On January 28, 2002 (the “Commencement Date”), Old GCL and fifty-four of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

On the same date, Old GCL and certain of its Bermuda subsidiaries commenced insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On such date, the Bermuda Court granted an order appointing Malcolm Butterfield, Jane Moriarty and Philip Wallace, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of Old GCL and those Bermuda subsidiaries. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these companies’ businesses under the control of their boards of directors and under the supervision of the Bankruptcy Court and the Bermuda Court. Twenty-five additional subsidiaries of Old GCL subsequently commenced chapter 11 cases and, where applicable, Bermuda insolvency proceedings under the supervision of the JPLs to coordinate the restructuring of those companies with the restructuring of Old GCL.

The Purchase Agreement

After extensive negotiations with Hutchison Telecommunications (“Hutchison”) and ST Telemedia, an agreement in principle was reached leading to the execution of a definitive Purchase Agreement, dated as of August 9, 2002, among Old GCL, Global Crossing Holdings Ltd. (“GCHL”), the JPLs, Hutchison, and ST Telemedia (the “Purchase Agreement”) for the purchase of substantially all of the Company’s assets. The Bankruptcy Court approved the Purchase Agreement on August 9, 2002.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Under the Purchase Agreement, Hutchison and ST Telemedia agreed to invest a total of $250 for a 61.5 percent equity interest in New GCL, a newly formed Bermuda company, upon the Company’s emergence from bankruptcy. On April 30, 2003, Hutchison withdrew from the Purchase Agreement and ST Telemedia exercised its purchase option under the Purchase Agreement to assume all of Hutchison’s rights and obligations thereunder. At emergence, Old GCL transferred substantially all of its assets (including stock in subsidiaries) to New GCL. New GCL thereby became the parent company of Old GCL’s subsidiaries and succeeded to Old GCL’s reporting obligations under the Exchange Act. However, New GCL and its subsidiaries did not assume any liabilities of the GC Debtors other than the assumed liabilities, which are generally defined in the Plan of Reorganization to include the following: (i) ordinary course administrative expense claims, (ii) priority tax claims, (iii) certain secured claims, (iv) obligations under agreements assumed by the GC Debtors in their chapter 11 cases and (v) obligations under the Purchase Agreement.

The Purchase Agreement also sets forth the basic terms of a restructuring with the Company’s banks and unsecured creditors. In summary, those parties were to receive common shares representing 38.5 percent of the equity in New GCL and approximately $328 in cash, $221 million in cash payments beyond the Effective Date under agreed upon payout terms and $200 in New Senior Secured Notes. However, pursuant to an amendment to the plan of reorganization approved by the Bankruptcy Court on December 4, 2003, the New Senior Secured Notes were issued to ST Telemedia for gross proceeds of $200 in cash, all of which gross proceeds were distributed to the Company’s banks and unsecured creditors, increasing their total cash recovery to approximately $749 but eliminating their previously contemplated interest in the New Senior Secured Notes.

The Chapter 11 Plan of Reorganization and Bermuda Schemes of Arrangement

On September 16, 2002, Old GCL filed a chapter 11 Plan of Reorganization and accompanying disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. On October 17, 2002, Old GCL filed an amended Plan of Reorganization and amended Disclosure Statement. The Plan of Reorganization implemented the terms of the Purchase Agreement with respect to the chapter 11 cases. The terms of the Plan of Reorganization are described in more detail below. On October 21, 2002, the Bankruptcy Court approved the Disclosure Statement and related voting procedures. On October 28, 2002, the Predecessor commenced solicitation of acceptances and rejections of the Plan of Reorganization.

On October 24, 2002, Old GCL and each of the other GC Debtors incorporated in Bermuda were granted approval by the Bermuda Court to hold meetings of their creditors for the purpose of considering and voting on schemes of arrangement (the “Schemes”). The Schemes implemented the terms of the Purchase Agreement with respect to the Bermuda cases, essentially by incorporating the terms of the Plan of Reorganization. The meetings of creditors to consider and vote on the Schemes were held in Bermuda on November 25 and 28, 2002.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Effect of the Plan of Reorganization and Schemes of Arrangement and Distributions Thereunder

The Plan of Reorganization governs the treatment of claims against and interests in each of the GC Debtors. Upon consummation of the Plan of Reorganization, all pre-petition claims against and interests in each of the GC Debtors (other than interests and certain claims held by the Company) were discharged and terminated. Creditors of the GC Debtors received the following distributions under the plan:

•	Holders of administrative expense claims (post-petition claims relating to actual and necessary costs of administering the bankruptcy estates and operating the businesses of the GC Debtors) and priority claims (principally taxes and claims for pre-petition wages and employee benefit plan contributions) will eventually be generally paid in full in cash.

•	Holders of certain secured claims were paid in full in cash or had their debt reinstated or collateral returned.

•	The remaining pre-petition creditors received in the aggregate a combination of 38.5% of the equity in New GCL, approximately $528 in cash, $221 million in cash payments beyond the Effective Date under agreed upon payout terms and the entire beneficial interest in the liquidating trust described below.

•	Holders of Old GCL common and preferred shares, including all stock options and warrants, did not receive any distribution under the plan.

•	Holders of preferred shares of GCHL, a direct subsidiary of Old GCL whose assets were transferred to New GCL and its subsidiaries pursuant to the plan, did not receive any distribution under the plan.

The GC Debtors’ bankruptcy proceedings in general, and the Plan of Reorganization in particular, have had and will have many other important consequences for the Company. For example, many of the executory contracts and leases of the GC Debtors have been rejected in the bankruptcy process, significantly decreasing the Company’s contractual obligations going forward. In addition, upon consummation of the plan, the GC Debtors transferred to a liquidating trust, established for the benefit of the creditors, approximately $7 in cash (not included in the cash amount above) and certain of the GC Debtors’ rights, credits, claims and causes of action for preferences, fraudulent transfers and other causes of action and rights to setoff.

3. FRESH START ACCOUNTING

The Company implemented “fresh start” accounting and reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) upon its emergence from bankruptcy on the Effective Date. Fresh start accounting required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. The reorganization value of $407 was determined pursuant to the Company’s Plan of Reorganization and ST Telemedia’s $250 equity investment for 61.5% ownership. Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of the Company’s assets and liabilities. The reorganization value was allocated by the Company to its assets and liabilities based upon their preliminary estimated fair values. The Company engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of its property and equipment and intangible assets. The fair values of the assets as determined for fresh start reporting were based on estimates of anticipated future cash flow. Liabilities existing on the Effective Date are stated at the present values of amounts to be paid discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The following table reflects the debt and equity restructuring, reorganization adjustments and the adoption of fresh start reporting adjustments to the Company’s consolidated balance sheet as of the Effective Date.

	Predecessor December 9, 2003	Debt & Equity Restructuring		Reorganization Adjustments		Fresh Start Adjustments		Successor December 9, 2003
ASSETS:
Current Assets:
Cash and cash equivalents	$196	$—		$450 (279	(a) )(b)	$—		$367
Restricted cash and cash equivalents	332	—		(322 10	)(c) (d)	— —		20
Accounts receivable, net	382	—		—		(4	)(k)	378
Other current assets and prepaid costs	184	—		—		(29	)(k)	155

Total current assets	1,094	—		(141)		(33)		920
Property and equipment, net	1,034	—		—		51	(l)	1,085
Intangibles, net	—	—		—		113	(l)	113
Other assets	131	—		—		(43 (23	)(l) )(l)	65

Total assets	$2,259	$—		$(141)		$65		$2,183

LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$86	$—		$—		$(3	)(m)	$83
Accrued cost of access	217	—		—		(10	)(m)	207
Accrued restructuring costs—current portion	32	—		—		—		32
Deferred revenue—current portion	231	—		—		(158	)(n)	73
Deferred reorganization costs—current portion	—	202	(e)	(13	)(g)	—		189
Other current liabilities	530	—		(56	)(g)	(8	)(m)	466

Total current liabilities	1,096	202		(69)		(179)		1,050
Debt with controlling shareholder	—	—		200	(h)	—		200
Obligations under capital leases	219	—		—		(23	)(m)	196
Deferred revenue	1,337	—		—		(1,247	)(n)	90
Deferred reorganization costs	—	32	(e)	—		—		32
Other deferred liabilities	209	—		— (522	)(f)	(1	)(m)	208
Liabilities subject to compromise	8,714	(8,035	)(f)	(157	)(f)	—		—

Total liabilities	11,575	(7,801)		(548)		(1,450)		1,776

CUMULATIVE CONVERTIBLE PREFERRED STOCK	1,894	(1,894	)(l)	—		—		—

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock	—	—		2	(j)	—		2
Common stock	9	(9	)(i)	—		—		—
Treasury stock	(209)	209	(i)	—		—		—
Additional paid-in capital	14,374	(14,374	)(i)	405	(j)	—		405
Accumulated other comprehensive loss	(415)	—		—		415	(o)	—
Accumulated deficit	(24,969)	23,869	(o)	—		1,100	(o)	—

	(11,210)	9,695		407		1,515		407

Total liabilities and shareholders’ equity	$2,259	$—		$(141)		$65		$2,183

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Debt and equity restructuring, reorganization adjustments, emergence date and fresh start accounting adjustments consist primarily of the following:

(a)	To record the receipt of the $250 equity infusion from ST Telemedia and the $200 of cash proceeds for ST Telemedia’s purchase of the New Senior Secured Notes.

(b)	To record the payment of $200 of unrestricted cash to the secured and unsecured creditors and to record the payment of $56 in professional fees to the advisors to the unsecured creditors and secured creditors, JPLs, the indenture trustees and their counsels and certain of the Company’s advisors. The balance of this amount was utilized to cash collateralize certain letter of credit requirements ($10), pay post emergence professional fees to the estate ($7), fund the Class G distribution ($3) and pay certain vendor settlements that were not deferred past the emergence date ($3).

(c)	To record the payment out of restricted cash of $315 to the secured creditors and $7 to unsecured creditors in accordance with the Plan of Reorganization.

(d)	To record cash restricted at closing to establish collateral for certain Company letter of credit requirements.

(e)	To establish $234 of deferred reorganization costs representing subject to compromise liabilities not required to be funded at emergence as described in the related settlement agreements and/or the Plan of Reorganization. Certain settlement payments in connection with access vendors (approximately $12) and the Federal tax settlement (approximately $15) are due beyond one year of the emergence date.

(f)	To record the discharge of subject to compromise liabilities in consideration for the $522 in cash settlements at emergence referred to in (b) and (c) and 38.5% of the common stock (valued at $157 in the Plan of Reorganization) in New GCL including indebtedness of $6,641 for pre-petition debt obligations, $526 of pre-petition mandatorily redeemable preferred stock (classified as a liability in accordance with SFAS No. 150) and $1,547 of pre-petition liabilities including accrued cost of access, accrued construction costs, and other liabilities.

(g)	To record the payment of required emergence costs including professional fees and vendors settlements.

(h)	To reflect the outstanding principal amount under the New Senior Secured Notes, in accordance with the Plan of Reorganization.

(i)	To cancel all of the outstanding preferred and common stock, including the treasury stock, of Old GCL in accordance with the Plan of Reorganization.

(j)	To record the issuance of equity in New GCL consisting of 18 million shares of preferred stock and 6.6 million shares of common stock to ST Telemedia for 61.5% ownership, the issuance of 13 million shares of common stock for 32.5% ownership to the unsecured creditor classes and 2.4 million shares of common stock to the secured creditors for 6% ownership all in accordance with the Plan of Reorganization.

(k)	To adjust the carrying value of receivables, certain prepaid lease and maintenance agreements and certain value-added tax recoverable positions of foreign entities to fair value in accordance with fresh start accounting.

(l)	To adjust the carrying value of property and equipment, intangibles and investments in unconsolidated affiliates to fair value in accordance with fresh start accounting. The Company engaged an independent appraiser to assist in the allocation and valuation of these assets.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

(m)	To adjust the carrying value of certain liabilities to fair value in accordance with fresh start accounting.

(n)	To adjust the carrying value of deferred revenue to fair value in accordance with fresh start accounting.

(o)	To close out the remaining equity balances of Old GCL in accordance with the recapitalization provisions of fresh start accounting, including accumulated other comprehensive loss of $415, and accumulated deficit of $23,869 and $1,100, respectively.

4. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and the accompanying notes, as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations.

As discussed in Note 2, Old GCL and certain subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and accordingly, the accompanying consolidated financial statements of the Predecessor have also been prepared in accordance with SOP 90-7, which requires an entity to distinguish pre-petition liabilities subject to compromise from post petition liabilities on its balance sheet. In the accompanying consolidated balance sheets, the caption “liabilities subject to compromise” reflected the Company’s best estimate of the amount of pre-petition claims that would be restructured in the GC Debtors’ chapter 11 cases. In addition, SOP 90-7 requires an entity’s statement of operations to portray the results of operations of the entity during chapter 11 proceedings. As a result, any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization and restructuring of the organization should be reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board Opinion No. 30 (“APB No. 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, as amended by Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company’s emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses as of December 9, 2003. Accordingly, the Company’s consolidated financial statements for periods prior to December 9, 2003 are not comparable to financial statements on or subsequent to December 9, 2003. The 2003 results have been presented separately under “Successor” for the 22-day period December 10, 2003 to December 31, 2003 and “Predecessor” for periods prior to December 9, 2003 as required by SOP 90-7.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Principles of Consolidation

The consolidated financial statements include the accounts of New GCL and Old GCL and their wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these same rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than with the majority owner. As discussed in Note 7, during the year ended December 31, 2002 Asia Global Crossing Ltd. (together with its consolidated subsidiaries, “AGC”) and Pacific Crossing Limited (“PCL”) filed for voluntary petitions for relief under the Bankruptcy Code. As a result of the chapter 11 petitions, the Company’s ability to exert control and exercise influence over AGC’s and PCL’s management decisions through its equity interest was substantially eliminated. Furthermore the nature of the reorganization plans of AGC and PCL were such that the Company no longer had access to or a continuing involvement in the businesses of AGC and PCL. As a result, AGC’s and PCL’s financial results are included as discontinued operations for all periods presented.

Revenue Recognition

Services

Revenue derived from telecommunication and maintenance services, including sales of capacity under operating-type leases, are recognized as services are provided. Payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets.

Operating Leases

The Company offers customers flexible bandwidth products to multiple destinations and many of the Company’s contracts for subsea circuits are entered into as part of a service offering. Consequently, the Company defers revenue related to those circuits and amortizes the revenue over the appropriate term of the contract. Accordingly, the Company treats cash received prior to the completion of the earnings process as deferred revenue.

Percentage-of-Completion

Revenue and estimated profits under long-term contracts for undersea telecommunication installation by GMS are recognized under the percentage-of-completion method of accounting, whereby sales and profits are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs to complete. Provisions for anticipated losses are made in the period in which they first become determinable. For the periods December 10 to December 31, 2003 and January 1 to December 9, 2003 and the years ended December 31, 2002 and 2001, $8, $34, $68, and $364, respectively, was recognized as revenue using the percentage-of-completion method. Costs related to the percentage-of-completion revenues for the same periods were $2, $52, $97, and $311 respectively.

Telecom Installation Revenue

In accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB No. 104”)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

the Company amortizes revenue related to installation services over the longer of the contract period or average expected customer relationship (2 years).

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers. These transactions are accounted for in accordance with APB No. 29 “Accounting for Non Monetary Transactions” (“APB No. 29”), where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss. On August 2, 2002, the SEC staff communicated its position on indefeasible rights of use (“IRU”) capacity swaps to the American Institute of Certified Public Accountants (“AICPA”) SEC Regulations Committee. The SEC staff has concluded that all IRU capacity swaps consisting of the exchange of leases should be evaluated within paragraph 21 of APB No. 29. That is, if a swap involves leases that transfer the right to use similar productive assets, the exchange should be treated as the exchange of similar productive assets irrespective of whether the “outbound” lease is classified as a sale-type lease, direct financing lease or operating lease and irrespective of whether the “inbound” lease is classified as a capital lease or an operating lease. The SEC staff directed that in accounting for such transactions the carrying value rather than the fair market value should be used. The SEC staff further directed registrants to apply this guidance historically and prospectively, and to restate prior financial statements if appropriate. All adjustments that the Company considers are necessary to comply with the SEC’s guidance have been reflected in the accompanying consolidated financial statements and the related notes. There were no material gains or losses from non-monetary transactions for the periods December 10 to December 31, 2003 and January 1 to December 9, 2003 or the years ended December 31, 2002 and 2001.

Operating Expenses

Cost of Access

Cost of access includes usage-based charges to originate and/or terminate voice services, leased line charges for dedicated facilities and/or local loop charges and usage-based internet peering charges incurred in transporting IP traffic and other enhanced services. Access costs are expensed as the services are received from our access providers and are determined based on the volume of access received, as measured by the Company’s network, and the access rates determined by arms length third party access provider contracts and/or tariff rates determined by the applicable regulatory authority.

At the close of each reporting period, the Company records its best estimate of access costs incurred based on this internal information. Upon receipt of the actual invoice from our access providers our estimate is adjusted to the amount billed by the carrier. In most instances the adjustment of the estimates to amounts billed and ultimately paid are not material. Therefore, the accrued cost of access liability as of each reported balance sheet date is comprised of estimates for amounts not yet billed by carriers and amounts for which the Company and the access provider have not agreed upon but which have been billed to the Company and not yet paid.

Operating Leases

Costs of the network relating to capacity contracts accounted for as operating leases are treated as prepaid capacity in other current assets and prepaid costs and other assets and, accordingly, are amortized over the lesser of the term of the lease and the estimated useful life of the capacity.

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents (Current and Long-Term)

The Company considers cash in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents and restricted cash and cash

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

equivalents are stated at cost, which approximates fair value. Restricted cash balances at December 31, 2003 and 2002 were $21 and $332, respectively. The December 31, 2003, and 2002 balances include, but are not limited to, various rental guarantees, performance bonds, or amounts arising from vendor or customer disputes. In addition, the December 31, 2002 balance mainly reflects an escrow account with the proceeds from the Company’s sale of IPC Information Systems (“IPC”) on December 20, 2001 and funds in an account under the control of the JPLs in Bermuda, which amounted to $309 and $13, respectively, as of the Effective Date and were distributed to the creditors on the Effective Date in accordance with the Plan of Reorganization. Included in long-term “other assets” at December 31, 2003 and 2002 is restricted cash of approximately $6 and $5, respectively, which serves as collateral on letters of credit and bank guarantees.

Allowance for Doubtful Accounts and Sales Credits

The Company provides for allowances for doubtful accounts and sales credits. Allowances for doubtful accounts are charged to other operating expenses, while allowances for sales credits are charged to revenue. The adequacy of the reserves is evaluated monthly by the Company utilizing several factors including the length of time the receivables are past due, changes in the customer’s credit worthiness, the customer’s payment history, the length of the customer’s relationship with the Company, the current economic climate, current industry trends and other relevant factors. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on most accounts utilizing the factors previously mentioned. Service level requirements are assessed to determine sales credit requirements where necessary. The Company has historically experienced significant changes month-to-month in reserve level requirements, primarily due to unanticipated large customer bankruptcy filings or other insolvency proceedings. Allowances were $124 and $134 as of December 31, 2003 and 2002, respectively. Changes in the financial viability of significant customers, worsening of economic conditions and changes in the Company’s ability to meet service level requirements may require changes to its estimate of the recoverability of the receivables. Appropriate adjustments will be recorded in the period in which these changes become known.

Property and Equipment, net

Property and equipment, which includes amounts under capitalized leases, are stated at their preliminary estimated fair values as of the Effective Date as determined by the Company’s reorganization value. Major enhancements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to the capital project’s completion are reflected as construction in progress, which is reclassified to property and equipment at the date the project is complete.

The Company capitalizes third party line installation costs incurred by the Company for new facilities and connections from the Global Crossing network to networks of other carriers in order to provision customer orders. The costs are capitalized to prepaid costs (current portion—see Note 9) and other assets (long-term portion) and amortized using the straight-line method into depreciation and amortization over the longer of the contract period or average expected customer relationship (2 years) in accordance with the provisions of SAB 101, as amended by SAB 104. Internal costs, including labor, incurred in the provisioning of customer orders are expensed as incurred.

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements and assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Estimated economic useful lives of the Company’s property and equipment are as follows:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Buildings	10-30 years	10-40 years
Leasehold improvements	Lesser of 20 years or remaining lease term	Lesser of 25 years or remaining lease term
Furniture, fixtures and equipment	3-10 years	2-30 years
Transmission equipment	5-25 years	7-25 years
Vessels and marine equipment	10-35 years	10-30 years

When property or equipment is retired or otherwise disposed of, the cost and accumulated depreciation will be relieved from the accounts, and resulting gains or losses will be reflected in net income (loss).

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS No. 144”), the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. The amount of any impairment then recognized would be calculated as the difference between the fair value and the carrying value of the asset.

Computer Software Costs

The Company capitalizes the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of between 3 to 5 years.

Intangibles

Intangibles consist primarily of customer relationships, trademarks, internally developed software and goodwill, primarily attributable to the assembled work force. The preliminary fair values attributable to the identified intangibles were based on a number of significant assumptions as determined by the Company and its independent appraisal expert. Identifiable intangible assets with finite lives will be amortized under the straight-line method over their applicable preliminary estimated useful lives, estimated by the Company to be between 6 to 7 years (see Note 11).

Effective January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which provides, among other things, that goodwill and intangibles with indefinite lives are no longer amortized but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). The adoption of SFAS No. 142 had no impact on the Company’s consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Impairment of Long-Lived Assets

As required under the provisions of SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” (“SFAS No. 121”), the Company periodically reviews long-lived assets composed of property and equipment, goodwill, other intangibles and other assets held for a period longer than a year, whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may be impaired. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, which supercedes SFAS No. 121 and addresses financial accounting and reporting for the impairment of long-lived assets, while retaining the fundamental recognition and measurement for determining impairment for long-lived assets to be held and used. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off is to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. The adoption of SFAS No. 144 did not have any impact on the Company’s consolidated financial statements.

During the year ended December 31, 2001, long-lived tangible and intangible asset impairments of $17,181 were recorded to continuing operations in the accompanying consolidated statement of operations. Additional long-lived asset impairments of $2,399 were recorded to discontinued operations during the year ended December 31, 2001. These impairment charges were recorded in accordance with SFAS No. 121. Amortization expense of goodwill and other intangibles, prior to the write-off during the year ended December 31, 2001, amounted to $580 for the year ended December 31, 2001.

The Company adopted fresh start accounting, in accordance with SOP 90-7, upon its emergence from bankruptcy on the Effective Date, which resulted in a change in the value of long-lived assets in Successor.

Equity Investments in Unconsolidated Joint Ventures

The Company maintains several equity investments in unconsolidated joint ventures, which are included in other assets in the accompanying consolidated balance sheets and were $12, and $53 as of December 31, 2003 and 2002, respectively. The preliminary fair value of these investments was determined on the Effective Date by the Company through an allocation of the reorganization value similar to the methodology used in determining the fair value of property and equipment and intangibles. The Company’s independent appraisal experts assisted in these efforts. The equity method of accounting is applied for investments in unconsolidated joint ventures if the Company owns an aggregate of 20% to 50% of the joint venture and if the Company exercises significant influence over the joint venture.

Investments

Marketable Securities

Investments in which the Company does not have significant influence and in which the Company holds an ownership interest of less than 20% are recorded using the cost method of accounting. These investments,

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

covered under the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are classified as “available for sale” and are reported at estimated fair value with any unrealized gains or losses, net of tax, recorded as a separate component of “other comprehensive income (loss)” included in other shareholders’ equity. The Company reviews the fair value of its investment portfolio on a regular basis to determine if the fair value of any individual investment has declined below its cost and if such decline is other-than-temporary. The Company generally considers a decline to be other-than-temporary if the fair value of the investment has remained below its cost basis for more than six months. If the Company concludes that the market value of an investment is other-than-temporary, the Company records a charge to the consolidated statement of operations to reduce the carrying value of the security to its estimated fair value. The table below discloses the realized gains and losses on the sale of marketable securities and losses from the write down of marketable securities included in the statements of operations for the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003 and the years ended December 31, 2002 and 2001.

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
Realized gains on the sale of marketable securities	$—	$—	$—	$67
Realized losses on the sale of marketable securities	—	—	—	(11)
Losses on the write down of marketable securities (see Note 7)	—	—	—	(2,097)

Total loss from write down and sale of investments, net	$—	$—	$—	$(2,041)

Impairment of equity investments

The Company has invested in the equity instruments of certain unconsolidated entities. The Company periodically reviews its investments under the provisions of APB No. 18 “The Equity Method of Accounting for Investments in Common Stock” whenever there is an indication that fair value is less than cost and the decline in value is determined to be other-than-temporary. Evidence of an other than temporary decline in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. When the decline in value is judged to be other-than-temporary, the basis of the security is written down to fair value and the resulting loss is charged to equity in income (loss) of affiliates, net, a component of other income, net, in the statement of operations. In the fourth quarter of 2001, the Company recorded a $114 write-down of an equity investment held in a Latin America, which is included in equity in income (loss) of affiliates, net in the accompanying statement of operations for the year ended December 31, 2001. In addition, an impairment of $450 was recorded to discontinued operations in the year ended December 31, 2001 relating to AGC’s investment in Hutchison Global Crossing (“HGC”).

Deferred Finance Costs

Successor:

Costs incurred to obtain financing through the issuance of the New Senior Secured Notes have been reflected as an asset included in “other assets” in the accompanying December 31, 2003 consolidated balance sheet. The financing costs relating to the debt will be amortized to interest expense over the lesser of the term of the New Senior Secured Notes or the expected payment date of the debt obligation using the effective interest rate method.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Predecessor:

On the Commencement Date, in accordance with SOP 90-7, the Company wrote off all deferred finance costs and discounts ($102) related to debt as a component of reorganization items (see Note 22).

Restructuring

The Company initiated a restructuring program commencing in August 2001 which has continued through December 31, 2003. The components of the restructuring liability (see Note 6) represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans. These were recorded in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) through January 1, 2003, when the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under EITF 94-3, certain exit costs, including severance costs, were accrued upon management’s commitment to an exit plan, which is generally before the exit activity has occurred. The Company has applied the provisions of SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002. The liability as of the Effective Date represents the Company’s best estimate of undiscounted liabilities at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third party sub-lease payments, could have a material effect on the restructuring liabilities.

Derivative Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the Company’s consolidated balance sheets. Changes in fair value of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in the Company’s consolidated statement of operations in the current period. Changes in the fair values of the derivative instruments used effectively as fair value hedges are recognized in income (losses), along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in income (losses) when the hedged item is recognized in income (losses) (see Note 26).

The Company has entered into forward currency contracts, hedging the exchange risk on committed foreign currency transactions. During 2001, the gains and losses on these contracts were recognized at the time the underlying transactions were completed. The Company did not enter into any forward currency contracts during the years ended December 31, 2003 and 2002 as a result of constraints while in bankruptcy.

The Company’s interest rate hedges were terminated during 2002 (see Note 26).

Fair Value of Financial Instruments

The Company does not enter into financial instruments for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities, other than marketable securities, approximate their fair value due to their short maturities. Short term investments and debt with controlling shareholder are carried at their estimated fair values. Fair values are based on market quotes, current interest rates or management estimates, as appropriate (see Note 27).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). SFAS No. 143 recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, SFAS No. 143 requires the liability to be recognized when a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the associated fixed asset. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position and results of operations for the period December 10, 2003 to December 31, 2003 and the period January 1, 2003 to December 9, 2003.

Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized. Provision for income taxes on unremitted earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested (see Note 21).

Effect of Foreign Currencies

For those subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying consolidated statements of operations. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense transactions are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity (deficit) and are reflected in the accompanying consolidated statements of comprehensive income (loss). Translation differences resulting from the effect of exchange rate changes on cash and cash equivalents were immaterial and are not reflected separately in the Company’s consolidated statements of cash flows for each of the periods presented.

The Company’s foreign exchange transaction gains (losses) included in “other income, net” in the consolidated statements of operations for the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003, and the years ended December 31, 2002 and 2001, were $2, $15, $(26), and $(21), respectively.

Income (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Net income (loss) applicable to common stockholders includes preferred stock dividends for the years ended December 31, 2002 and 2001. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock (see Note 23).

Stock-Based Compensation

On January 1, 2003, Predecessor adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Based Compensation” (“SFAS No. 123”)” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”.

On December 9, 2003, Successor adopted the provisions of SFAS No. 123 related to stock option awards granted or modified on December 9, 2003 and thereafter. The impact on Successor’s stock compensation expense recognized in 2003 relating to the 2003 stock option awards (see Note 24) was an expense of approximately $1, included in Successor’s net loss for the period December 10 to December 31, 2003.

Had compensation expense been determined and recorded based upon the fair-value recognition provisions of SFAS No. 123 for stock option awards granted prior to December 9, 2003, net income (loss) and income (loss) per share would have been the following pro forma amounts:

	Predecessor
	January 1 to December 9, 2003	Years Ended
		December 31, 2002	December 31, 2001
Income (loss) applicable to common shareholders, as reported	$24,739	$635	$(22,632)
Stock-based employee compensation expense determined under fair-value-based method	(179)	(401)	(421)

Pro forma income (loss) applicable to common shareholders	$24,560	$234	$(23,053)

Income (loss) per common share, basic:
As reported	$27.20	$0.70	$(25.53)

Pro forma	$27.00	$0.26	$(26.00)

Income (loss) per common share, diluted:
As reported	$25.97	$0.70	$(25.53)

Pro forma	$25.77	$0.26	$(26.00)

Upon consummation of the Company’s Plan of Reorganization all outstanding options with respect of Predecessor’s common stock were canceled.

The weighted-average fair values of options granted on December 9, 2003 and for the year ended December 31, 2001 were $28.65 and $7.28, respectively. There were no stock options granted for the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. The Company recognizes stock compensation expense based on the number of awards expected to vest. Most option awards have graded vesting (i.e., portions of the award vest at different dates during the vesting period). The fair value of such awards is determined using a single expected life for the entire

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

award (the average expected life for the portions of the award that vest on different dates.) The Company has elected to recognize the related compensation cost of such awards on a straight-line basis; provided that the amount amortized as of a given date may be no less than the portion of the options vested as of such date. As New GCL did not have a historical basis for determining the volatility and expected life assumptions in the model due to our short market trading history, the assumptions used is an average of those used by a select group of telecommunications companies.

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
Dividend yield	0%	—	—	0%
Expected volatility	70.00%	—	—	101.68%
Risk-free interest rate	3.25%	—	—	4.32%
Expected life (years)	5	—	—	4
Attrition rate	6%	—	—	20%

Concentration of Credit Risk

The Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its larger customers’ financial condition. The Company establishes an allowance for uncollectible accounts based on the credit risk applicable to particular customers, historical trends and other relevant information. As of December 31, 2003 and 2002, no one customer accounted for more than 9% and 5% of the Company’s accounts receivable, net, respectively. On January 9, 2004 the accounts receivable that accounted for 9% of the Company’s accounts receivable, net as of December 31, 2003 was collected in full. For the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003, and the years ended December 31, 2002 and 2001, no one customer accounted for more than 3%, 3%, 3% and 6%, respectively, of the Company’s revenue.

Extinguishment of Deferred Revenue Obligations

The Company enters into agreements with its customers that may result in the receipt of non-refundable cash before the relevant criteria for revenue recognition have been satisfied and as a result a liability is recorded as deferred revenue.

During the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002, certain long-term and prepaid lease agreements for services on the Company’s network were terminated either through customer settlement agreements or through the bankruptcy proceedings of the customers that had purchased such services from the Company. As a result, the Company had no further requirement to provide services and, therefore, the remaining deferred revenue of $32 and $97, respectively, was realized into “other income, net” in the accompanying consolidated statements of operations as a result of the extinguishment of the liability to provide future services to the applicable customer. The derecognition of these liabilities is in accordance with the guidelines described within SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” and did not result in any revenue recognition by the Company.

Pension and Other Post-Retirement Benefits

The Company has contributory and non-contributory employee pension plans available to qualified employees. The Company follows the accounting guidance as specified in SFAS No. 87, “Employers Accounting for Pensions,” for the recognition of net periodic pension cost.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The Company provides certain health care benefits for qualified employees who meet age, participation and length of service requirements at retirement age. The Company follows the accounting guidance as specified in SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pension” for recognition of post-retirement benefits (see Note 25).

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of other operating expenses in the accompanying consolidated statements of operations and aggregated $0, $3, $1 and $32, for the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003, and the years ended December 31, 2002 and 2001, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other non-owner related charges in equity not included in net income (loss), such as unrealized gains and losses on marketable securities classified as available for sale, foreign currency translation adjustments related to foreign subsidiaries and other adjustments.

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The provisions of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002 with respect to the amendments of SFAS No. 123 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with respect to the amendments of APB No. 28. Predecessor adopted the disclosure provisions of SFAS No. 148 effective January 1, 2003 and utilized APB No. 25 to account for its stock based compensation for the period January 1, 2003 to December 9, 2003. Following the Effective Date and the creation of the new reporting entity on December 9, 2003, New GCL adopted the provisions of SFAS No. 123 to account for its stock based compensation awards and grants. On the Effective Date, 2,199,000 stock options were granted at an exercise price of $10.16 (see Note 24). The impact on stock compensation expense recognized during the period December 10, 2003 to December 31, 2003 relating to this 2003 stock option award was an expense of approximately $1.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, (2) the obligation to absorb the expected losses of the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

entity if they occur and (3) the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In 2003, the adoption of this standard did not have a material effect on our consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In 2003, we did not enter into any derivative or hedging activities and therefore the adoption of this standard did not impact our consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” (“SFAS No. 150”). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 resulted in the reclassification of $526 million of mandatorily redeemable preferred stock to “liabilities subject to compromise” at December 31, 2002. As a result of the consummation of the Plan of Reorganization on the Effective Date, the liabilities subject to compromise, including the mandatorily redeemable preferred stock, were discharged (see Note 3).

In December 2003, the Securities Exchange Commission, issued SAB No. 104, which codifies, revises and rescinds certain sections of SAB No. 101, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. In 2003, the changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations or financial position.

Reclassifications

Certain prior year and Effective Date amounts have been reclassified in the consolidated financial statements and accompanying footnotes to conform to the current year presentation.

5. IMPAIRMENT OF LONG-LIVED ASSETS

Installation and maintenance segment goodwill and other identifiable intangibles impairment

On October 4, 2001, in accordance with the Board of Director’s authorization, the Company commenced negotiations to sell substantially all of GMS, the installation and maintenance segment of the Company, and permanently exit the installation and maintenance segment. Based on these events, the segment was classified as a discontinued operation commencing in the third quarter of 2001. In addition, in the third quarter of 2001, the Company recorded an impairment charge of $545 relating to the entire remaining net carrying value of goodwill and other identifiable intangibles remaining from the Company’s acquisition of GMS on July 2, 1999, as these assets would not be realized through the sale of the business, based upon information available at the measurement date.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The Company’s Plan of Reorganization and Purchase Agreement with ST Telemedia contemplated that the Company would retain its non-core businesses previously being evaluated for disposal, including GMS. Therefore, the Company terminated its plans to exit this segment. Accordingly, this segment is no longer classified as a discontinued operation and the Company’s consolidated financial statements have been reclassified to reflect GMS as part of continuing operations for all periods presented. The accounting for discontinued operations changed on January 1, 2002 as a result of SFAS No. 144; however, the transition rules for SFAS No. 144 provide that the accounting for discontinued operations that arose prior to January 1, 2002 would not have to conform with SFAS No. 144 until January 1, 2003. Therefore, as the decision to retain the segment occurred during 2002, all amounts have been reclassified into operations as required by EITF Issue No. 90-16 “Accounting for Discontinued Operations Subsequently Retained.” See Note 32.

Fourth Quarter 2001 Impairment, Continuing Operations

In the fourth quarter of 2001, a series of events transpired that resulted in changes in facts and circumstances that indicated to the Company that the net carrying value of its long-lived assets might be impaired. These “trigger” events included, but were not limited to: the continuing economic slowdown, change in the leadership of the Company in October 2001 followed by a significant cost reduction and restructuring effort across the entire business, the sale of three businesses by the Company between January 2001 and December 2001 (GlobalCenter, ILEC and IPC), the change in the business outlook due primarily to the overcapacity in the telecommunications market, negotiations for a waiver from the Company’s secured lenders from potential violations of certain financial covenants, and difficulty in obtaining new revenue to fill the Company’s recently completed global network. In addition, the Company signed several non-disclosure arrangements with several potential investors during the fourth quarter of 2001. In the strategic discussions with the potential investors, it was evident that the value they were attributing to the Company’s business was below the existing net carrying value of the assets held.

In addition, the Company filed for chapter 11 bankruptcy protection on January 28, 2002 and signed a letter of intent to be acquired by Hutchison and ST Telemedia. Negotiations continued with Hutchison and ST Telemedia until an agreement was reached on August 9, 2002 (as amended in May 2003 to provide for ST Telemedia as the sole acquirer—see Note 2) to sell 61.5% of New GCL’s equity for $250. These events and the capital structure contemplated for the Company’s planned reorganization also demonstrated impairments in the Company’s long-lived asset carrying values.

Due to these events the Company conducted an undiscounted cash flow analysis as of December 31, 2001, following the finalization of its revised business and financial plans for 2002 and beyond. The undiscounted cash flows calculated as a result of this revised model were not adequate to support the net carrying amount of long-lived assets. The fair values, as required by SFAS No. 121, did not consider the value of such assets in a forced sale or liquidation and were based primarily upon discounted estimated future cash flows and comparative market prices. The assumptions supporting the estimated future cash flows, including the discount rates and estimated terminal values used, reflect management’s best available estimates. The discount rate used of 17% was primarily based upon the weighted-average cost of capital for comparable companies. The discounted cash flows attributable to continuing operations approximated the long-lived asset value inherent in the independently negotiated third party transaction with ST Telemedia. This was important to the Company in arriving at its conclusions on an appropriate impairment charge in the fourth quarter of 2001 as it believed the best indicator of fair value is usually reflected in a third party transaction in which assets are bought or sold between willing parties other than in a forced or liquidation sale.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

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

Fourth Quarter 2001 Impairment, Discontinued Operations

AGC, which is reflected as a discontinued operation for all periods presented (see Note 7), performed a similar recoverability test on its long lived assets during the fourth quarter of 2001 due to changes in facts and circumstances including poor earnings performance, the continuing economic slowdown, and overcapacity in the telecommunications market, among other things. In addition, events transpired subsequent to December 31, 2001 that provided further evidence of the impairment event as of December 31, 2001. Specifically, AGC sold its interests in three joint ventures in April of 2002 for $120; PCL, filed for bankruptcy protection in July 2002 and was subsequently approved for sale in June 2003 for $63; and AGC filed for bankruptcy protection in November of 2002 and was subsequently approved for sale in March 2003 for $80.

These events and conditions resulted in AGC and its subsidiaries, including PCL, conducting an undiscounted cash flow analysis as of December 31, 2001, following the finalization of AGC’s revised business and financial plan for 2002 and beyond. The undiscounted cash flows calculated as a result of this revised model were not adequate to support the net carrying amount of long-lived assets. The discounted cash flows attributable to their operations approximated the long-lived asset value inherent in their independently negotiated third party transactions.

The Company recorded an impairment charge during the fourth quarter of 2001 aggregating $2,399 in connection with AGC’s long-lived assets. This impairment charge represented the shortfall between the long-lived asset net carrying values from the discounted future cash flow stream and the estimated long-lived asset fair value in the sales of AGC and its PCL subsidiary. The aggregate impairment charge of $2,399, which is included as “discontinued operations” in the accompanying consolidated statements of operations, included the following:

•	Full impairment aggregating $100 in goodwill and other identifiable intangibles; and

•	Impairment charge of $2,299 in connection with AGC’s tangible net assets, including PCL.

6. RESTRUCTURING COSTS AND RELATED IMPAIRMENTS

In August 2001, the Company announced that due to the duration and severity of the slowdown in the economy and the telecommunications industry, it would be necessary to reduce operating expenses as well as reduce and reprioritize capital expenditures in an effort to be in a position to benefit when the economy and the telecommunications industry recover. In an effort to address the Company’s lowered profitability, during the year ended December 31, 2001, the Company’s Board of Directors approved a restructuring plan to effectuate the realignment and integration of the Company’s current regional organizational structure into integrated global functions such as network operations, customer care, information systems, finance, and sales and marketing. The realignment and integration resulted in the elimination of approximately 2,800 positions across a majority of the Company’s business functions and job classes, including the Company’s installation and maintenance segment, GMS. In addition, as part of the plan, the Company implemented a significant consolidation of offices and other related real estate facilities. As a result of these initiatives, the Company recorded a restructuring charge of $410 during the year ended December 31, 2001. The components of this charge consisted of $71 related to employee terminations, $270 related to facility closures, and $69 related to various other restructuring items.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

On January 28, 2002, the Company and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and subsequently filed the Plan of Reorganization. Throughout 2002, the Company continued its efforts to integrate functions within the Company to increase efficiencies and to reduce costs. As a result of these continued initiatives and adjustments to the plans adopted in 2001 due to the chapter 11 filing, the Company recorded a net restructuring charge of $95 which was recorded as a reorganization item (see Note 22) during the year ended December 31, 2002. The components of this charge consisted of $51 related to employee terminations, $51 related to facility closures, and a $(7) release of charges related to various other restructuring items.

During the period January 1 to December 9, 2003, the Company adopted restructuring plans to further integrate certain global functions to more appropriately align those functional units with regional operating needs. The company also integrated responsibilities within the network operations, service delivery, and other functions. The Company determined the integration of these responsibilities would increase efficiency and reduce operating costs. In addition, the Company adopted a restructuring plan to eliminate redundant positions within the installation and maintenance segment of the organization, significantly modifying the management structure utilized to operate that segment. As a result of these initiatives, the Company recorded a restructuring charge of $14 in the period January 1 to December 9, 2003. This charge consists of $13 related to employee terminations and $1 related to facility closures. In addition, during the period January 1 to December 9, 2003 the Company re-assessed the adequacy of the restructuring liability and determined that an additional $32 would be required for continuing lease obligations related to surplus facilities included in previously announced restructuring plans. In total, for the period January 1 to December 9, 2003 the Company recorded restructuring charges of $46 which has been recorded as a reorganization item (see Note 22).

On December 9, 2003, the Company completed Chapter 11 bankruptcy proceedings and released $105 of subject to compromise liabilities, related to restructuring liabilities, in accordance with SOP 90-7. This consisted of $21 related to stayed post-employment benefits, $75 related to facility lease rejection claims, and $9 related to other restructuring items. As of December 9, 2003, the Company maintained $3 of this employee-related liability as Deferred Reorganization Costs for non-priority payments to 556 former employees terminated more than 90 days prior to the Company’s bankruptcy filing but prior to receipt of their full severance benefit payout. These payments were approved by the Bankruptcy Court in 2002 subject to meeting certain conditions and paid in December 2003.

The employee-related costs included in the restructuring charges for the period January 1 to December 9, 2003 and years ended December 31, 2002 and 2001 were $13, $51 and $71, respectively. These were comprised primarily of severance-related payments and outplacement costs for all employees involuntarily terminated. These charges included $5, $2 and $10 for the period January 1, to December 9, 2003 and the year ended December 31, 2002 and 2001, respectively, of termination-related benefits for employees in the installation and maintenance segment.

The costs related to facility closures included in the restructuring charges for the period January 1 to December 9, 2003 and the years ended December 31, 2002 and 2001 were $33, $51 and $270, respectively. In 2001, the $270 of costs are composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for 130 sites, offset by anticipated third-party sub-lease payments. It also includes impairment charges of $63 related to leasehold improvements and abandoned office equipment related to these facility closures. In 2002 the net costs related to facility closures are composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for an additional 133 sites, offset by anticipated third-party sub-lease payments. This includes $3 related to the closure of certain regional offices of the installation and maintenance segment. The initial charge recorded was further reduced by the release of the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

related reserve for United States facilities rejected through the chapter 11 bankruptcy process and other sites terminated with the landlords. In 2003, the $33 of costs are primarily comprised of adjustments to the liability resulting from changes in the estimated cash flows of continuing building lease obligations, estimated decommissioning costs and broker commissions, and anticipated third-party sub-lease payments for previously announced surplus facilities. This includes continuing building lease obligations and estimated decommissioning costs and broker commissions for 2 additional sites closed due to the functional integrations, offset by anticipated third-party sub-lease payments and costs to relocate equipment from previously identified surplus sites.

The other costs included in the restructuring charges for the period January 1 to December 9, 2003 and the years ended December 31, 2002 and 2001 were $0, $(7) and $69, respectively. The 2001 charge comprised primarily a $53 write-off of information systems that the Company would no longer be utilizing as a result of system integration. Approximately $7 of the charge was released in 2002 due to a reevaluation of the hardware that could be integrated into other Company systems. The restructuring charges for the years ended December 31, 2002 and 2001 also include contract termination costs of $1 and $16, respectively.

As of December 31, 2003, 257 sites, consisting of approximately 4.1 million square feet, have been vacated and approximately 5,700 employees have been terminated as a result of these announced restructuring plans. The restructuring reserve as of December 31, 2003 includes continuing severance payments and lease obligations related to the execution of these restructuring plans.

As described in Note 4, effective January 1, 2003 the Company adopted SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002.

The table below details the activity of the restructuring reserve in the accompanying consolidated balance sheets for the years ended December 31, 2003 and 2002:

	Employee Separations	Facility Closings	Other	Total
Predecessor balance at January 1, 2002	$58	$208	$21	$287

Additions	51	51	(7)	95
Deductions	(80)	(32)	(5)	(117)
Currency impact	—	8	—	8

Predecessor balance at December 31, 2002	29	235	9	273

Additions	13	33	—	46
Deductions	(13)	(31)	—	(44)
Fresh start accounting	(21)	(75)	(9)	(105)
Currency impact	—	11	—	11

Successor balance at December 9, 2003	8	173	—	181

Additions	—	—	—	—
Deductions	—	(3)	—	(3)
Currency impact	—	9	—	9

Successor balance at December 31, 2003	$8	$179	$—	$187

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The restructuring reserve for Predecessor as of December 31, 2002 includes $103 classified as an “other liability” in liabilities subject to compromise (see Note 17). The current portion of the restructuring reserve was $32 and $39 as of December 31, 2003 and 2002, respectively.

7. DISCONTINUED OPERATIONS AND DISPOSITIONS

Asia Global Crossing (“AGC”)

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

On April 15, 2003, PCL entered into an asset purchase agreement pursuant to which it agreed to sell substantially all of its assets, including PC-1, to Pivotal Telecom, LLC. However, it is the Company’s understanding that a subsequent dispute has arisen between the parties to the purchase agreement and that the asset sale has not yet been consummated. The Company does not expect to receive any recovery in its capacity as an indirect equity holder in PCL.

IPC and IXnet Asia

On July 10, 2001, the Company exchanged the Asian operations of IXnet and IPC as well as the Company’s territorial rights in Australia and New Zealand with AGC for 26.8 million shares of AGC common stock. This increased the Company’s ownership in AGC by 2% to 58.9% at the time of the transaction closing. The transaction had no impact on consolidated results as the transaction was accounted for in accordance with AICPA Interpretation No. 39 of APB No. 16 “Transfers and Exchanges Between Companies Under Common Control”. The transaction was undertaken to delineate the geographic responsibilities of the Company and AGC.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

On October 4, 2001, the Company’s Board of Directors approved a plan to divest IPC, a non-core operation. The Company had acquired IPC and its wholly-owned subsidiary IXnet in a merger transaction on June 14, 2000. IPC designs, manufactures, installs and services turret systems, which provide desktop access to time-sensitive voice communications and data for the financial services community. IXnet was not included in the plan of disposal. On November 16, 2001, the Company entered into an agreement to sell IPC to an investment group led by Goldman Sachs Capital Partners 2000 for an aggregate purchase price of $360 in cash less certain holdback requirements and working capital and purchase price adjustments as stipulated in the agreement. On December 20, 2001, the transaction closed, resulting in cash proceeds to the Company of $301, net of $22 paid directly to AGC, deal costs of $8, working capital adjustments paid at closing of $9 and holdback requirements of $20. The $301 in net proceeds was placed directly into a restricted cash account for the benefit of the administrative agent to the Senior Secured Corporate Credit Facility in accordance with the terms of the Bank Waiver that the Company negotiated with its lenders at that time. The Company recorded an after tax loss on the sale of IPC of approximately $120, which is reflected in the results from discontinued operations for the year ended December 31, 2001. The 2001 operating results of IPC are accounted for as discontinued operations in the accompanying consolidated financial statements.

Incumbent local exchange carrier business

On June 29, 2001, the Company completed the sale of its incumbent local exchange carrier (“ILEC”) business, acquired as part of its acquisition of Frontier Corporation in September 1999, to Citizens Communications Company (“Citizens”). The sale of the ILEC resulted from the consummation of the Stock Purchase Agreement, dated as of July 11, 2000 (the “Agreement”), as amended, among GCL, GCNA, and Citizens. In April 2001, the Company and Citizens amended the Stock Purchase Agreement to provide for, among other things, (i) an acceleration of the anticipated closing date for the transaction and (ii) an adjustment to the purchase price, reflecting a reduction in the amount of cash to be received by the Company at closing in connection with the transaction from $3,650 to $3,500, subject to adjustments concerning closing date liabilities and working capital balances, and a $100 credit, subsequently reduced in July 2002 to $65, which would be applied against future services to be rendered to Citizens over a five year period. As of December 31, 2003, the present value of the remaining $20 of this credit is provided for in the consolidated balance sheet (see Notes 12 and 16). Pursuant to the transaction, the parties also entered into an agreement under which Citizens would purchase long distance services from the Company for resale to the ILEC’s customers. In connection with this sale, the associated pension assets and related liabilities were to be transferred to Citizens. As a result of the Company’s bankruptcy filing, the transfer of the pension assets and related liability was delayed pending approval of the Bankruptcy Court. While the transfer of the pension assets and related liabilities was delayed, the Company segregated the assets related to the ILEC employees during 2001. In December, 2002, the Bankruptcy Court approved the transfer of the pension assets and related liabilities to Citizens, with the actual transfer of the assets occurring in February 2003. The sale of the ILEC to Citizens, which was subject to both Federal and state regulatory approvals, closed on June 29, 2001. As a result of customary adjustments based on closing date liabilities and working capital balances, the Company received cash proceeds of $3,369 at closing and recorded an after-tax loss from the sale of approximately $206. The 2001 operating results of the ILEC are accounted for as discontinued operations in the accompanying financial statements.

GlobalCenter

On January 10, 2001, the Company completed the sale of GlobalCenter to Exodus for 108.15 million shares of Exodus common stock. The $126 gain on the disposal of GlobalCenter was deferred and is being amortized over 10 years. The remaining deferred gain was written off as a fresh start accounting adjustment on the Effective Date. The value of the Exodus shares acquired was $1,918, based on the closing sales price of Exodus common stock prior to the closing of the transaction. Due to a constant decline in the value of the Company’s

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

investment in Exodus during the first three quarters of 2001, economic conditions in the marketplace during the second half of 2001, and the filing of bankruptcy protection by Exodus on September 26, 2001, management concluded that the impairment was other than temporary and wrote-off the full value of this security resulting in a charge of $1,918 which has been included in the Company’s consolidated results of operations for the year ended December 31, 2001. The Company’s beneficial ownership was less than 20% and the Company had no significant influence over Exodus. The accompanying consolidated financial statements reflect the 2001 operating results of GlobalCenter as discontinued operations.

The following is a summary of the operating results of AGC, IPC, ILEC and GlobalCenter included in discontinued operations of the Predecessor for the years ended December 31, 2002 and 2001. There were no discontinued operations in 2003.

	Predecessor
	December 31, 2002	December 31, 2001
Income Statement Data:
Revenue	$93	$743
Operating expenses	(205)	(823)
Asset impairment charges	—	(2,399)

Operating loss	(112)	(2,479)
Minority interest in net loss	1	949
Interest expense, net	(93)	(8)
Other expenses, net	(30)	(591)
Benefit for income taxes	—	539

Loss from discontinued operations, net of tax	(234)	(1,590)
Gain (loss) on disposal/abandonment of discontinued operations, net of tax of $1,035 in 2001.	1,184	(326)

Discontinued operations, net	$950	$(1,916)

8. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	Successor	Predecessor
	December 31, 2003	December, 31 2002
Accounts receivable
Billed	$412	$493
Unbilled	133	123

Total accounts receivable	545	616
Allowances	(124)	(134)

Accounts receivable, net of allowances	$421	$482

The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. The Company is exposed to concentrations of credit risk from other telecommunications providers (see Note 4).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

9. OTHER CURRENT ASSETS AND PREPAID COSTS

Other current assets and prepaid costs consist of the following:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Prepaid taxes, including value added taxes in foreign jurisdictions	$70	$67
Prepaid installation charges—current portion	23	29
Inventories	13	14
Prepaid capacity and operations, administration and maintenance costs	10	23
Prepaid rent	11	8
Prepaid deposits	14	15
Income taxes receivable	1	34
Other	24	28

Total current assets and prepaid costs	$166	$218

10. PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, consist of the following:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Land	$5	$4
Buildings	60	70
Leasehold improvements	39	42
Furniture, fixtures and equipment	32	60
Transmission equipment	892	821
Vessels and marine equipment	51	95
Construction in progress	36	73

	1,115	1,165
Accumulated depreciation	(6)	(106)

Total property and equipment, net	$1,109	$1,059

As previously disclosed in Note 3, and pursuant to SOP 90-7, the Successor adjusted its carrying value of property and equipment to their estimated fair values at the Effective Date. The Company engaged an independent appraisal expert to assist in the preliminary allocation of the Company’s value to its property and equipment.

Assets recorded under capital lease agreements included in property and equipment consisted of $53 and $40 of cost less accumulated amortization of $0 and $3 at December 31, 2003 and 2002, respectively.

Depreciation and amortization expense related to property and equipment and third party line installation costs (see Note 4) for the periods December 10, 2003 to December 31, 2003 and January 1, 2003 to December 9, 2003, and the years ended December 31, 2002 and 2001 was approximately $9, $144, $137 and $968, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

11. INTANGIBLES

Intangible assets consist of the following:

	Estimated Useful Life	Successor
		December 31, 2003
Goodwill	—	$13
Trademark and trade name	—	20
Customer lists	7 years	74
Internally developed software	6 years	6

Total intangibles		$113

As previously disclosed in Note 3, and pursuant to SOP 90-7, the Company recorded the estimated fair value of intangible assets of $113 on the Effective Date. The Company engaged an independent appraisal expert to assist in the preliminary allocation of the Company’s reorganization value to its intangible assets. No intangible assets were recorded as at December 31, 2002. Approximately $3 of the intangibles relates to the installation and maintenance segment. The accumulated amortization of intangibles is less than $1 as of December 31, 2003. As discussed in Note 4, under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but instead are tested for impairment at least annually.

12. OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Accrued other taxes including value added taxes in foreign jurisdictions	$98	$62
Accrued professional fees (including retained professionals)	54	71
Accrued vessel and installation project costs	19	28
Income taxes payable	43	—
Accrued payroll, commissions and related benefits	30	37
Accrued real estate and related costs	20	29
Accrued retention costs	22	62
Current portion of capital lease obligations and inland service agreements	15	19
Accrued capital expenditures	21	38
Accrued operations, administration & maintenance costs	17	23
Accrued credit for future services—Citizens (see Note 7)	9	9
Other	73	67

Total other current liabilities	$421	$445

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

13. DEFERRED REORGANIZATION COSTS

Deferred reorganization costs consist of the following:

Successor
December 31, 2003
Access providers	$109
Income taxes and related interest	25
Non-income taxes	21
Other	15

Total	170
Less—current portion	128

Total deferred reorganization costs	$42

In accordance with the Plan of Reorganization certain reorganization costs were not due and payable in full on the Effective Date. The payment terms were negotiated with the claimants during the settlement process. Many of the Company’s access providers are receiving their settlements in twelve equal monthly installments commencing thirty days after the Effective Date. Some access providers agreed to twenty-four monthly installment terms. Most of the telecommunications equipment vendors and other reorganization costs were paid within thirty days of the Effective Date. Certain of the income tax claims in the case have payment terms of up to six years.

14. DEBT

Successor

Debt with Controlling Shareholder

GC North American Holdings, Inc. (“GCNAH”), one of the Company’s U.S. subsidiaries, issued $200 in aggregate principal amount of New Senior Secured Notes to ST Telemedia on the Effective Date. On March 12, 2004, ST Telemedia transferred the Notes to a subsidiary. The Notes mature on the third anniversary of their issuance. Interest accrues at 11% per annum and is due May 15 and November 15.

The New Senior Secured Notes are guaranteed by New GCL and all of its material subsidiaries and are senior in right of payment to all other indebtedness of New GCL and its material subsidiaries, except that they are equal in right of payment with (i) one or more working capital facilities in an aggregate principal amount of up to $150 (the “Working Capital Facilities”) and (ii) a limited amount of certain other senior indebtedness. The New Senior Secured Notes are secured by a first priority lien on the stock and assets of GMS and Global Crossing (UK) Telecommunications Limited (the Company’s principal operating subsidiary in its telecommunications services segment in the United Kingdom (“GCUK”)). In addition, any sale of those subsidiaries will trigger mandatory repayment of the New Senior Secured Notes to the extent of the proceeds of any such sale. To the extent proceeds of any such sales are other than cash, such proceeds shall be substituted for the collateral. Payment of the New Senior Secured Notes will also be secured by a lien on substantially all the other assets of Successor and its material subsidiaries, such lien to be second in priority to the lien of the Working Capital Facilities if and when such Working Capital Facilities are provided.

GCNAH may redeem the New Senior Secured Notes, plus accrued and unpaid interest, at any time without penalty or premium. In the event of a change of control, GCNAH will be obligated to offer to redeem the notes at 101% of the outstanding principal amount plus accrued and unpaid interest.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The New Senior Secured Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. These provisions include (i) limitations on the indebtedness of Successor, (ii) limitations on dividend and other payments to equity holders (including ST Telemedia), (iii) limitations on investments and sale and leaseback transactions, (iv) restrictions on asset sales, consolidations, and mergers, (v) limitations on granting additional liens and (vi) cross-default provisions which could result in the acceleration of our repayment obligations in the event that one or more of the Company’s subsidiaries were to default on any capital lease obligation or debt obligation totaling more than $2.5 or the bankruptcy or insolvency of any subsidiary. The covenants permit Successor to enter into the Working Capital Facilities and have limited exceptions, baskets, and carve-outs. The limitation on indebtedness covenant, in particular, permits the incurrence of the following: (i) up to $150 in additional debt under one or more working capital facilities, (ii) up to $50 in purchase money debt or capital lease obligations, (iii) up to $10 in debt for general corporate purposes and (iv) additional subordinated debt if we satisfy the leverage ratio specified in the indenture, although we do not expect to satisfy such ratio for the foreseeable future. It is likely that amendments to the indenture will be required by lenders as a condition to their willingness to provide any financing. Although a wholly owned subsidiary of ST Telemedia currently holds the New Senior Secured Notes, ST Telemedia is under no obligation to continue to hold the New Senior Secured Notes for any designated period.

Predecessor—Indebtedness Subject To Compromise

At December 31, 2002, the outstanding debt obligations of the Predecessor consisted of the following:

Predecessor
December 31, 2002
Senior notes	$4,100
Credit facilities	2,211
Dealer remarketable securities	200
Other debt	130

Total debt	6,641
Liabilities subject to compromise	(6,641)

Long-term debt, net of discount	$—

On January 28, 2002, when Old GCL filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code, long-term and short-term debt were reclassified to “liabilities subject to compromise, in accordance with SOP 90-7”. Prior to the Commencement Date, the Company’s primary sources of working capital had been cash flows from operations and borrowings from the issuance of “senior notes” and amounts received from “credit facilities”. Due to the proceedings under chapter 11, the Company was in default on its debt agreements. While operating under chapter 11, the Company was prohibited from paying interest due under the terms of the debt covenants on pre-petition debts. As a result, the Company ceased accruing interest on all long-term debt subject to compromise, also in accordance with SOP 90-7. On a combined GC Debtor basis, third-party contractual interest expense, not accrued or recorded, totaled $518 for the period January 1, 2003 to December 9, 2003 and $519 for the period January 28, 2002 to December 31, 2002.

Summary of Predecessor Debt Arrangements

As a result of the bankruptcy filing on January 28, 2002 the Predecessor was in default of its debt covenants contained in many of the Predecessor’s debt instruments through the Effective Date.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The Company, through its wholly-owned subsidiary GCHL, issued four series of Senior Notes between May 1998 and January 2001 for an aggregate amount of $3,800. The original maturities of the Senior Notes ranged from 2006 through 2009 and the interest rates ranged from 8.70% to 9.63%. Interest on all Senior Notes was payable semiannually. In addition, through the Company’s acquisition of Frontier Corporation (“Frontier”) on September 30, 1999 it had acquired $300 of 7 1/4% Senior Notes and $200 of 6% Dealer Remarketable Securities.

The Company operated under a $2,250 senior secured corporate credit facility (as amended, the “Corporate Credit Facility”) with several lenders. The Corporate Credit Facility consisted of a $1,000 revolving credit facility due July 2004, a $700 revolving term facility that converted to a term loan with a maturity date in July 2004 and a $550 term loan with a maturity date in June 2006. At December 31, 2002 the amount outstanding under the Corporate Credit Facility was $2,211, which was the full amount available less letters of credit issued thereunder.

At December 31, 2002 the Company had a $10 short-term bank loan bearing interest at 8.8% per annum. The short-term loan was used by the Company to secure a letter of credit in favor of the Peruvian Government for import duties. In addition, at December 31, 2002, $20 of 9.3% medium term notes and $100 of 9% Debentures due 2021, both issued by Frontier prior to the date of acquisition, remained outstanding.

As further discussed in Note 2, upon the Company’s consummation of the Plan of Reorganization and emergence from bankruptcy, all of its pre-petition debt was discharged.

15. OBLIGATIONS UNDER CAPITAL LEASES

The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases.

At December 31, 2003, future minimum payments under these capital leases are as follows and are included in other current liabilities and obligations under capital lease in the accompanying consolidated balance sheet:

Year Ending December 31,
2004	$36
2005	29
2006	30
2007	29
2008	28
Thereafter	269

Total minimum lease payments	421
Less: amount representing interest	(206)

Present value of minimum lease payments	$215
Less—current portion (see Note 12)	(15)

Obligations under capital leases	$200

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

16. OTHER DEFERRED LIABILITIES

Other deferred liabilities consist of the following:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Restructuring reserves, long-term (see Note 6)	$155	$131
Defined benefit and post employment benefit obligations (see Note 25)	32	29
Credit for future services—Citizens (see Note 7)	9	17
Rent leveling and other	29	16

Total other deferred liabilities	$225	$193

17. LIABILITIES SUBJECT TO COMPROMISE—PREDECESSOR

Claims against the GC Debtors in existence prior to January 28, 2002 are reflected in the accompanying December 31, 2002 consolidated balance sheet as “liabilities subject to compromise”.

Since the date of the Purchase Agreement, the Bankruptcy Court approved various settlement agreements with certain vendor creditors of the Company, including several significant vendor creditors. During the year ended December 31, 2002, the Company recognized the effect of settlement agreements with certain vendor creditors. These settlements resolved certain claims against certain Predecessor entities, resulting in a reduction of both “liabilities subject to compromise” and “liabilities not subject to compromise.” As a result of the vendor settlements, the Company recognized reorganization gains of $45 and $255 for the period January 1 to December 9, 2003 and for the year ended December 31, 2002 (see Note 22) representing the reduction in liabilities owed to such vendor creditors, offset by the cash settlement payments made to such creditors.

The components of liabilities subject to compromise as of December 31, 2002, consisted of the following:

Predecessor
December 31, 2002
Accounts payable	$115
Accrued construction costs	132
Accrued cost of access	279
Accrued interest and dividends	181
Other liabilities	653
Debt obligations	6,641
Deferred gain on the sale of GlobalCenter	101
Obligations under capital leases	34
Mandatorily redeemable preferred stock 10 1/2%, 5,262,500 shares issued and outstanding as of December 31, 2002, $100 liquidation preference per share plus accumulated unpaid dividends	526

Total liabilities subject to compromise	$8,662

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

18. PREFERRED STOCK—PREDECESSOR

Outstanding preferred stock as of December 31, 2002 consisted of the following:

Predecessor
December 31, 2002
6 3/8% Cumulative Convertible Preferred Stock, 3,086,874 shares issued and outstanding as of December 31, 2002, $100 liquidation preference per share	$309
7% Cumulative Convertible Preferred Stock, 2,109,892 shares issued and outstanding as of December 31, 2002, $250 liquidation preference per share	527
6 3/8% Cumulative Convertible Preferred Stock, Series B, 400,000 shares issued and outstanding as of December 31, 2002, $1,000 liquidation preference per share	400
6 3/4% Cumulative Convertible Preferred Stock, 2,840,990 shares issued and outstanding as of December 31, 2002, $250 liquidation preference per share	682

Total cumulative convertible preferred stock	$1,918

For the years ended December 31, 2002 and 2001, preferred stock dividends of the Predecessor were $19 and $238, respectively.

Pursuant to the Plan of Reorganization, all of the cumulative convertible preferred stock was canceled on the Effective Date. The holders of cumulative convertible preferred stock did not receive or retain any property.

In September 2003, the Company adopted SFAS No.150, resulting in the reclassification of the $526 of mandatorily redeemable preferred stock to “liabilities subject to compromise” for all subsequent periods reported. The mandatorily redeemable preferred stock balance of $526 at December 31, 2002 represented the approved value in the Company’s Plan of Reorganization and approximated the redemption value.

19. SHAREHOLDERS’ EQUITY (DEFICIT)

Successor

Preferred Stock

On the Effective Date, New GCL issued 18,000,000 shares of 2% cumulative senior convertible preferred stock to a subsidiary of ST Telemedia (the “New GCL Preferred Stock”). The New GCL Preferred Stock accumulates dividends at the rate of 2% per annum. Those dividends will be payable in cash after New GCL and its subsidiaries (other than GMS and its subsidiaries) achieve cumulative operating earnings before interest, taxes, depreciation and amortization (but excluding the contribution of (i) sales-type lease revenue (ii) revenue recognized from the amortization of indefeasible rights of use not recognized as sales-type leases and (iii) any revenue recognized from extraordinary transactions or from the disposition of assets by the Company or any subsidiary other than in the ordinary course of business) of $650 or more. The New GCL Preferred Stock has a par value of $.10 per share and a liquidation preference of $10 per share (for an aggregate liquidation preference of $180). The New GCL Preferred Stock ranks senior to all other capital stock of New GCL, provided that any distribution to shareholders following a disposition of all or any portion of the assets of New GCL will be shared

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

pro rata by the holders of Successor common stock and Successor Preferred Stock on an as-converted basis. Each share of New GCL Preferred Stock is convertible into one share of New GCL Common Stock at the option of the holder.

The preferred stock will vote on an as-converted basis with the New GCL common stock, but will have class voting rights with respect to any amendments to the terms of the New GCL Preferred Stock. As long as ST Telemedia beneficially owns at least 15% or more of New GCL Common Stock on a non-diluted and as-converted basis, excluding up to 3,478,261 shares of New GCL common stock reserved or issued under the new management stock incentive plan (“Stock Incentive Plan”) adopted by Successor on the Effective Date, its approval will be required for certain major corporate actions of Successor and/or its subsidiaries. Those corporate actions include (i) the appointment or replacement of the chief executive officer, (ii) material acquisitions or dispositions, (iii) mergers, consolidations or reorganizations, (iv) issuance of additional equity securities (other than enumerated exceptions), (v) incurrence of indebtedness above specified amounts, (vi) capital expenditures in excess of specified amounts, (vii) the commencement of bankruptcy or other insolvency proceedings, and (viii) certain affiliate transactions.

Common stock

On the Effective Date, New GCL was authorized to issue 55,000,000 shares of common stock. Pursuant to the Plan of Reorganization, upon our emergence from bankruptcy, New GCL issued 15,400,000 shares of common stock to our pre-petition creditors and issued 6,600,000 shares of common stock to a subsidiary of ST Telemedia. 18,000,000 shares of common stock were reserved for the conversion of the New GCL Preferred Stock, while an additional 3,478,261 shares of common stock were reserved for issuance under New GCL’s 2003 Stock Incentive Plan.

Each share of New GCL common stock has a par value of $.01 and entitles the holder thereof to one vote on all matters to be approved by stockholders. The amended and restated bye-laws of New GCL contain certain special protections for minority shareholders, including a maximum discount applicable to rights offerings made prior to December 9, 2006 and certain obligations of ST Telemedia, or other third parties, to offer to purchase shares of New GCL Common Stock under certain circumstances. Certain other minority protections expired when the New GCL Common Stock was listed on the NASDAQ National Market, including certain pre-emptive rights and certain limitations on transactions with ST Telemedia or its affiliates.

Predecessor

Predecessor’s common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “GX” until January 28, 2002, at which time the NYSE suspended trading of Old GCL’s common stock due to the Company’s chapter 11 bankruptcy filing. As a result of the suspension and subsequent delisting of Old GCL’s common stock from the NYSE, the shares began quotation on the over-the-counter (“OTC”) market under the symbol “GBLXQ” on January 29, 2002. Pursuant to the Plan of Reorganization (see Note 2), all of the outstanding common stock, including the treasury stock, of Old GCL was cancelled on the Effective Date. The holders of the common stock did not receive or retain any property under the Plan of Reorganization.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

20. OPERATING EXPENSES

Operating expenses consist of the following:

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
OPERATING EXPENSES:
Cost of access and maintenance—telecommunications services segment:
Cost of access	$117	$1,798	$2,047	$1,961
Third party maintenance	6	106	158	191

Total cost of access and maintenance— telecommunications services segment	$123	$1,904	$2,205	$2,152

Other operating expenses—telecommunications services segment:
Cost of sales	$3	$44	$49	$43
Real estate, network, and operations	19	369	519	684
Sales and marketing	10	113	156	374
General and administrative	13	93	141	340
Non-income taxes	1	29	27	34
Bad debt expense	3	44	75	122

Total other operating expenses—telecommunications services segment	$49	$692	$967	$1,597

Other operating expenses—installation and maintenance segment:
Cost of sales	$1	$132	$184	$428
Other selling, general and administrative expenses	4	30	57	55

Total other operating expenses—installation and maintenance segment	$5	$162	$241	$483

Total other operating expenses—consolidated	$54	$854	$1,208	$2,080

Termination of ship charter—installation and maintenance segment	$—	$(15)	$—	$—

Depreciation and amortization—telecommunications services segment	$8	$138	$132	$1,489
Depreciation and amortization—installation and maintenance segment	1	6	5	59

Total depreciation and amortization	$9	$144	$137	$1,548

Asset impairment charges	$—	$—	$—	$17,181

Restructuring charges	$—	$—	$—	$410

Total operating expenses	$186	$2,887	$3,550	$23,371

Restructuring charges and incentive cash compensation under employee retention programs for the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002 were included in reorganization items, net (see Note 22).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

21. INCOME TAXES

The benefit (provision) for income taxes is comprised of the following:

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	December 31, 2002	December 31, 2001
Current	($1)	($5)	$102	$877
Deferred	—	—	—	970

Total income tax benefit (provision)	($1)	($5)	$102	$1,847

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

The following is a summary of the significant items giving rise to components of the Company’s deferred tax assets and liabilities:

	Successor		Predecessor
	December 31, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$1,114	$—	$1,250	$—
Net operating loss (NOL) carry forwards	2,947	—	1,489	—
Bad debt reserve	119	—	110	—
Deferred revenue	—	(95)	105	—
Intangibles	—	(24)	—	—
Other	95	—	210	—

	4,275	(119)	3,164	—
Valuation allowance	(4,156)	—	(3,164)	—

	$119	$(119)	$—	$—

The Company recorded a valuation allowance of $992 and $506 for the years ended December 31, 2003 and 2002, respectively. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carry forwards. In evaluating the amount of valuation allowance needed, the Company considers the subsidiaries prior operating results and future plans and expectations. The utilization period of the NOL carry forwards and the turnaround period of other temporary differences are also considered. Certain of the Company’s NOLs began to expire in 2003. The future recognition of such amounts will first reduce reorganization value in excess of the fair value of net assets. Should the recognition of net deferred tax assets result in the elimination of reorganization value in excess of the fair value of net assets, any additional deferred tax asset recognition will reduce other intangible assets. Deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

Tax benefit was recognized for changes in tax laws and status of $12 in 2002 for a change in the US NOL carry back period to 5 years.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The Company has closed its tax years through 2001 with the US Internal Revenue Service and recorded the results of the examination in the fourth quarter of 2001. Based on the completion of the examination in the fourth quarter of 2002, a tax benefit of approximately $100 was recorded for the 2002 net operating loss and capital loss that were carried back to previous years.

In connection with the Company’s emergence from bankruptcy, the Company realized substantial cancellation of debt income (COD). This income will not be taxable for U.S. income tax purposes because the COD income resulted from the Company’s reorganization under the Bankruptcy Code. However, for U.S. income tax reporting purposes, the Company will be required as of the beginning of its 2004 taxable year to reduce certain tax attributes, including (a) net operating loss carryforwards, (b) certain tax credit carryforwards, and (c) tax basis in assets, in a total amount equal to the gain on the extinguishment of debt. The reorganization of the Company on the Emergence Date constituted an ownership change under Section 382 of the Internal Revenue Code, and the use of any of the Company’s net operating loss carryforwards and certain subsequently recognized “built-in” losses and deductions, if any, existing prior to the ownership change that are not reduced pursuant to these provisions will be subject to an overall annual limitation. The actual amount of reduction in tax attributes for the U.S. income tax reporting purposes will not be determined until all the relevant information is obtained and analyzed pertaining to the facts and circumstances that existed at the emergence date and is therefore not reflected in the amounts recorded in the accompanying consolidated financial statements and disclosed in this note to the consolidated financial statements.

The Company and its subsidiaries’ income tax returns are routinely examined by various tax authorities. In connection with such examinations, tax authorities have raised issues and proposed tax adjustments. The Company is reviewing the issues raised and will contest any adjustments it deems appropriate. In management’s opinion, adequate provision for income taxes has been made for all open years.

22. REORGANIZATION ITEMS

Reorganization items are expenses or income that are incurred or realized by Predecessor as a result of the reorganization and are disclosed separately in the Company’s consolidated statement of operations as required by SOP 90-7. These items include professional fees, restructuring costs and retention plan costs relating to the reorganization. These expenses and costs are offset by interest earned on cash accumulated as a result of Predecessor’s not paying their pre-petition liabilities during the pendency of the bankruptcy cases as well as vendor settlements. Reorganization items for the Predecessor for the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002 are as follows:

	Predecessor
	January 1 to December 9, 2003	December 31, 2002
Professional fees	$(115)	$(133)
Restructuring costs	(46)	(95)
Retention plan costs	(22)	(40)
Vendor settlements	45	255
Deferred finance costs	—	(102)
Interest income, net	11	20

Total reorganization items, net	(127)	(95)
Gain on settlement of liabilities subject to compromise and recapitalization (see Note 3)	23,869	—
Gain from fresh start adjustments (see Note 3)	1,100	—

Gain (loss) on reorganization items	$24,842	$(95)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Net cash used for reorganization items was $12, $391 and $292, respectively, for the period from December 10, 2003 to December 31, 2003, the period from January 1, 2003 to December 9, 2003 and for the year ended December 31, 2002.

23. INCOME (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted income (loss) per share:

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
Income (loss) from continuing operations	$(9)	$24,739	$(296)	$(20,478)
Preferred stock dividends	—	—	(19)	(238)

Income (loss) from continuing operations applicable to common shareholders	$(9)	$24,739	$(315)	$(20,716)

Weighted average shares outstanding:
Basic	22,000,000	909,413,046	903,217,277	886,471,473

Incremental shares based on assumed conversion of cumulative convertible preferred stock	—	43,046,468	—	—

Diluted	22,000,000	952,459,514	903,217,277	886,471,473

Income (loss) from continuing operations applicable to common shareholders:
Basic earnings (loss) per share	$(0.41)	$27.20	$(0.35)	$(23.37)

Diluted earnings (loss) per share	$(0.41)	$25.97	$(0.35)	$(23.37)

The Company had a loss from continuing operations for the period from December 10 to December 31, 2003 and the years ended December 31, 2002 and 2001. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share from continuing operations.

Diluted earnings (loss) per share for the period from December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003 and the years ended December 31, 2002 and 2001 does not include the effect of the following potential shares, as they are anti-dilutive:

	Successor	Predecessor
Potential common shares excluded from The calculation of diluted earnings (loss) per share (in millions)	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
Cumulative convertible preferred stock—Predecessor	—	—	44	62
Convertible preferred stock—Successor	18	—	—	—
Stock options	—	—	—	11

Total	18	—	44	73

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

In addition, stock options and warrants having an exercise price greater than the average market price of the common shares of 86 million, 89 million, and 97 million, calculated on a weighted average basis, for the period January 1, 2003 to December 9, 2003 and the years ended December 31, 2002 and 2001, respectively, were excluded from the computation of diluted loss per share.

24. STOCK OPTION PLAN

Successor

New GCL adopted the 2003 Stock Incentive Plan on the Effective Date. Under the 2003 Stock Incentive Plan, New GCL is authorized to issue, in the aggregate, stock awards of up to 3,478,261 common shares of New GCL to any employee, director or consultant who is selected to participate in the 2003 Stock Incentive Plan. Of those shares, non-qualified options to purchase 2,199,000 shares of New GCL common stock were granted on the Effective Date. The options granted on the Effective Date are exercisable over a ten-year period, vest over a three-year period and have an exercise price of $10.16 per share.

Information regarding options granted and outstanding for the period December 10 to December 31, 2003 is summarized below:

	Number of Options Outstanding	Weighted- Average Exercise Price
Successor balance as of December 9, 2003	—	$—
Granted on December 9, 2003	2,199,000	$10.16
Exercised	—	—
Cancelled/forfeited	—	—

Successor balance as of December 31, 2003	2,199,000	$10.16

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Predecessor

As of December 9, 2003, Old GCL had 69,177,037 stock options outstanding. Pursuant to the Plan of Reorganization, all Old GCL’s outstanding stock options were cancelled.

Information regarding options granted and outstanding for the period January 1 to December 9, 2003 and the years ended December 31, 2002 and 2001 is summarized below:

	Number of Options Outstanding	Weighted- Average Exercise Price
Predecessor:
Balance as of December 31, 2000	97,709,297	$21.41
Granted	49,731,480	10.22
Exercised	(5,401,476)	2.93
Cancelled/forfeited	(26,878,828)	19.38

Balance as of December 31, 2001	115,160,473	$17.92
Granted	—	—
Exercised	—	—
Cancelled/forfeited	(42,748,356)	18.96

Balance as of December 31, 2002	72,412,117	$17.31
Granted	—	—
Exercised	—	—
Cancelled/forfeited	(3,235,080)	$13.50
Cancellation of stock options	(69,177,037)	$17.49

Predecessor balance as of December 9, 2003	—	—

On December 12, 2001 the Compensation Committee of the Company’s Board of Directors approved a total of 19,388,110 stock options to be granted to employees at an exercise price of $1.12 per share. As a result of the significant downturn in the Company’s operations and related events, the terms of this stock option grant were never communicated to the employees and, as a result, a mutual understanding of these terms between the Company and employees did not crystallize. For purposes hereof and in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the employee stock option grants on December 12, 2001 are not included in the pro forma calculation of net income (loss) and basic and diluted income (loss) per share (see Note 3) and the calculation of granted, outstanding and exercisable stock options for the period January 1 to December 9, 2003 and the years ended December 31, 2002 and 2001, respectively.

During the periods December 10 to December 31, 2003 and January 1, 2003 to December 9, 2003 and the years ended December 31, 2002 and 2001, the Company recognized stock compensation expense of $1, $0, $0 and $21, respectively, relating to the stock compensation plans and the vested economic rights to purchase common stock. The Company uses the attrition rate method for recognizing stock compensation expense.

25. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a number of defined contribution plans. The principal defined contribution plans are discussed individually below. Other defined contribution plans are not significant individually and therefore have been summarized in aggregate below.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Through December 31, 2001, the Company offered its qualified employees the opportunity to participate in a defined contribution retirement plan, the Global Crossing 401(k) Plan, qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each eligible employee could contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. During 2001 the Company provided 100% matching contributions in the form of Old GCL common stock up to 6% of gross compensation. The Company’s contributions to the plan vested immediately. This plan was terminated effective December 31, 2001 and the net assets merged into the Global Crossing Employees’ Retirement Savings Plan. Expenses recorded by the Company relating to the Global Crossing 401(k) Plan was approximately $2 for the year ended December 31, 2001.

Through December 31, 2001, the Company also sponsored a number of defined contribution plans for Frontier employees. The most significant plan, the Frontier Employees’ Retirement Savings Plan, covered non-bargaining employees, who were able to elect to make contributions through payroll deduction. Each eligible employee could contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company provided 100% matching contributions in the form of Old GCL common stock up to 6% of gross compensation, and could, at the discretion of management, provide additional matching contributions based upon Frontier’s financial results. The majority of common stock used for matching contributions was purchased on the open market by the plan’s trustee, a portion represented shares newly issued by the Company. This plan and other defined contribution plans for Frontier employees were terminated effective December 31, 2001 and the net assets merged into the Global Crossing Employees’ Retirement Savings Plan. Expenses recorded by the Company relating to all plans offered to Frontier employees was $12 for the year ended December 31, 2001.

On December 31, 2001, the net assets of various plans including the Global Crossing 401(k) Plan and Frontier Employees’ Retirement Savings Plan were merged into the Global Crossing Employees’ Retirement Savings Plan (the “Plan”). The Plan qualifies under Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company provided 100% matching contributions up to 6% of gross compensation through February 2002. Effective March 2002 the Company provides 50% matching contributions up to 6% of gross compensation. The Company’s contributions to the Plan vest immediately. Expenses recorded by the Company relating to the Plan were approximately $0, $4 and $6 for the period December 10, 2003 to December 31, 2003, January 1, 2003 to December 9, 2003 and the year ended December 31, 2002, respectively.

The Company also sponsors a defined contribution plan for employees of GMS. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company matches up to the first 5% of individual employee contributions which vest after 3 years. Expenses recorded by the Company relating to the GMS plan were not material to the financial statements for the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003 and the years ended December 31, 2002 and 2001, respectively.

On May 24, 2000, the Company established a defined contribution plan for the employees of Global Crossing (UK) Telecommunications Limited, formerly Racal Telecom. Each eligible employee may contribute on a tax-deferred basis a portion of their annual earnings not to exceed certain limits. The Company will match up to the first 8% of individual employee contributions, which vest after two years. Expenses recorded by the Company relating to the plan were approximately $0, $3, $5 and $7 for the period December 10, 2003 to December 31, 2003, January 1, 2003 to December 9, 2003 and the years ended December 31, 2002 and 2001, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans were approximately $0, $3, $3 and $5 for the period December 10, 2003 to December 31, 2003, January 1, 2003 to December 9, 2003 and the years ended December 31, 2002 and 2001, respectively.

The table below provides a summary of the expenses recorded by the Company relating to each of the significant plans for the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003 and the years ended December 31, 2002 and 2001:

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
Global Crossing 401(k) Plan[1]	$—	$—	$—	$2
Frontier Employees’ Retirement Savings Plan[1]	—	—	—	12
Global Crossing Employees’ Retirement Savings Plan[1]	—	4	6	—
Global Crossing (UK) Telecommunications Ltd Plan	—	3	5	7
Other plans	—	3	3	5

Total expense	$—	$10	$14	$26

[1]	On December 31, 2001 the net assets of various plans including the Global Crossing 401(k) Plan, Frontier Employees’ Retirement Savings Plan and IPC Information Systems 401(k) Profit Sharing Plan were merged into the Global Crossing Employees’ Retirement Savings Plan.

Defined Benefit and Post Retirement benefit plans

The Company sponsors a number of both contributory and non-contributory employee pension plans available to eligible Frontier, Global Crossing (UK) Telecommunications Limited and GMS employees. In addition, the Company also sponsors a postretirement benefit plan for eligible Frontier employees. The plans provide defined benefits based on years of service and final average salary.

The Company uses a December 31 measurement date for all of its plans.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Changes in the projected benefit obligation for all pension plans sponsored by the Company are as follows:

	Pension Plans			Post Retirement Plan
	Successor	Predecessor		Successor	Predecessor
	December 31, 2003	December 9, 2003	December 31, 2002	December 31, 2003	December 9 2003	December 31, 2002
Benefit obligation at beginning of period	$192	$175	$174	$1	$1	$1
Service cost	—	5	7	—	—	—
Interest cost	—	10	9	—	—	—
Actuarial loss (gain)	—	(7)	(5)	—	—	—
Benefits paid	—	(7)	(7)	—	—	—
Settlements	—	—	(3)	—	—	—
Foreign exchange loss	—	16	—	—	—	—

Benefit obligation at end of period	$192	$192	$175	$1	$1	$1

Changes in the fair value of assets for all pension plans sponsored by the Company are as follows:

	Pension Plans			Post Retirement Plan
	Successor	Predecessor		Successor	Predecessor
	December 31, 2003	December 9, 2003	December 31, 2002	December 31, 2003	December 9, 2003	December 31, 2002
Fair value of plan assets at beginning of period	$164	$127	$150	$—	$—	$—
Actual return on plan assets	—	26	(23)	—	—	—
Employer contribution	—	7	4	—	—	—
Benefits paid	—	(6)	(7)	—	—	—
Spin off to Citizens	—	—	3	—	—	—
Foreign exchange gain	—	10	—	—	—	—

Fair value of plan assets at end of year	$164	$164	$127	$—	$—	$—

The funded status for all pensions plans sponsored by the Company is as follows:

	Pension Plans			Post Retirement Plan
	Successor	Predecessor		Successor	Predecessor
	December 31, 2003	December 9, 2003	December 31, 2002	December 31, 2003	December 9, 2003	December 31, 2002
Funded status	$(28)	$(28)	$(48)	$(1)	$(1)	$(1)
Unrecognized net (gain) loss	—	—	72	—	—	—
Adjustment required to recognize minimum liability	3	3	(2)	—	—	—

Prepaid (accrued) benefit cost, net	$(25)	$(25)	$22	$(1)	$(1)	$(1)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Amounts recognized in the statement of financial position consist of the following:

	Pension Plans		Post Retirement Plan
	Successor	Predecessor	Successor	Predecessor
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Prepaid benefit cost	$6	$8	$—	$—
Accrued benefit liability	(31)	(28)	(1)	(1)
Accumulated other comprehensive loss	—	42	—	—

Net amount recognized	$(25)	$22	$(1)	$(1)

Details on the effect on operations of principal pension plans sponsored by the Company are as follows:

	Pension Plans				Post Retirement Plan
	Successor	Predecessor			Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended		December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31,				December 31,
			2002	2001			2002	2001
Service cost	$—	$5	$6	$7	$—	$—	$—	$—
Interest cost on projected benefit obligation	—	10	10	26	—	—	—	5
Expected return on plan assets	—	(12)	(14)	(45)	—	—	—	—
Net amortization and deferral	—	2	—	3	—	—	—	—
Recognized due to emergence	—	5	—	—	—	—	—	—
Recognized curtailment (gain) loss	—	—	(3)	(3)	—	—	—	—

Net periodic pension (benefit) cost	—	10	(1)	(12)	—	—	—	5
Settlements	—	—	—	2	—	—	—	—
Recognized due to spin-off to Citizens	—	7	—	241	—	—	—	(111)

Net (benefit) cost	$—	$17	$(1)	$231	$—	$—	$—	$(106)

In June, 2001, the Company sold its ILEC business to Citizens. In connection with this sale, the associated pension assets and related liability were to be transferred to Citizens. As a result of the Company’s bankruptcy filing the transfer of the pension assets and related liability was delayed pending approval of the Bankruptcy Court.

While the transfer of the pension assets and related liability was delayed, the Company segregated the assets related to the ILEC employees during 2001. Although the assets remained in the Company’s control as of December 31, 2002, Citizens effectively administered benefit payments to the ILEC employees for the 2002 plan year. In December 2002, the Bankruptcy Court approved the transfer of the pension assets and related liability to Citizens, with the actual transfer of the assets occurring in February 2003.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Actuarial assumptions used to determine benefit obligations for pension plans sponsored by the Company are as follows:

	Successor	Predecessor
	December 31, 2003	December 9, 2003	December 31, 2002
Discount rate	5.5-6.25%	5.5-6.5%	5.5-6.5%
Compensation increases	4.0-4.5%	4.0-4.5%	3.8-4.25%
Expected return on assets	6.5-8.5%	6.5-8.5%	7.3-8.5%

Actuarial assumptions used to determine net periodic benefit costs for pension plans sponsored by the Company are as follows:

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
Discount rate	5.6-6.25%	5.5-6.5%	5.5-6.5%	5.75-7.25%
Compensation increases	3.8-4.5%	4.0-4.5%	3.8-4.25%	4.0-4.25%

Investment strategies for all significant Pension Plans follow:

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The Global Marine Pension Plan (“GMS Plan”) which represents approximately 64% of the Company’s total plan assets as at December 31, 2003, is invested in 95% equity securities and 5% fixed income government bonds. There are no restrictions on the asset allocation of plan assets; however, the planned asset allocation as determined by the trustees of the GMS Plan are in line with current allocations. The expected long-term rates of return are based on the respective returns of equities (7.5%) and index linked government bonds (4.5%). The current planned asset allocation strategy was determined with regard to actuarial characteristics of the GMS Plan. It is based on the assumption that equities would outperform government bonds over the long term and is consistent with the overall objective of long-term capital growth. The expected return on equities is based on historic returns on equity investments. The expected return on index linked government bonds is based on historic yields for UK government index-linked bonds.

The Global Crossing UK Railways Pension Scheme (“GCUK Scheme”), which represents approximately 27% of the Company’s total plan assets as at December 31, 2003, is invested in 85% equity securities, 10% bonds and 5% real estate. The current planned asset allocation strategy was determined with regard to actuarial characteristics of the GCUK Scheme. It is based on the assumption that equities would outperform bonds over the long term and is consistent with the overall objective of long-term capital growth. The expected long-term rate of return on plan assets was calculated by the plan actuary and is based on historic returns each asset class held by the plan at the beginning of the year.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The weighted-average asset allocations by asset category for all pension plans are as follows:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Equity securities	85%	88%
Debt securities	11%	9%
Real Estate	1%	1%
Other	3%	2%

Total	100%	100%

The Company expects to make total contributions of $4 in 2004 in respect of all pension plans.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

Global Marine Pension Plan

The GMS Plan is a contributory pension plan provided to certain GMS employees and officers. As at December 31, 2003 and 2002 the accumulated benefit obligation (“ABO”) of the GMS Plan exceeded the fair value of the GMS Plan’s assets by $44 and $42, respectively. As a result, the Company recognized an additional minimum pension liability of $2 and $42 for the years ended December 31, 2003 and 2002, respectively.

The projected benefit obligation, ABO, and fair value of assets relating to the GMS Plan were $115, $115 and $88, respectively, at December 31, 2003, and $106, $87, and $64, respectively, at December 31, 2002.

Amounts relating to the GMS Plan that are recognized in the consolidated statement of financial position are as follows:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Accrued benefit liability	$(26)	$(23)
Accumulated other comprehensive loss	—	42

Net amount recognized	$(26)	$19

Global Crossing UK Pension Plan

The Global Crossing UK Pension Plan (“GCUK Plan”) is a contributory pension plan provided to certain GCUK employees and officers. As at December 31, 2003 and 2002 the accumulated benefit obligation (“ABO”) of the GCUK Plan exceeded the fair value of the GCUK Plan’s assets by $1 and $0, respectively. As a result, the Company recognized an additional minimum pension liability of $1 and $0 for the years ended December 31, 2003 and 2002, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of assets relating to the GCUK Plan were $5, $3 and $3, respectively, at December 31, 2003, and $5, $3, and $3, respectively, at December 31, 2002.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Amounts relating to the GCUK Plan that are recognized in the consolidated statement of financial position are as follows:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Accrued benefit liability	$(1)	$(2)
Accumulated other comprehensive loss	—	—

Net amount recognized	$(1)	$(2)

Details on the effect on operations of both GMS Plan and GCUK Plan are as follows:

	Pension Plans
	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended
			December 31, 2002
Service cost	$—	$4	$5
Interest cost on projected benefit obligation	—	7	7
Expected return on plan assets	—	(8)	(9)
Net amortization and deferral	—	1	—

Net (benefit) cost	$—	$4	$3

None of the Company’s other pension plans’ ABO’s exceed the fair value of their respective pension plans assets as at December 31, 2002.

26. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedges

Sonus Hedge

In May 2001, the Company entered into a collar pertaining to an equity investment in order to reduce its exposure to changes in the investment’s market value. Because this equity collar was classified as a cash flow hedge, any unrealized gains or losses were recognized in the stockholders’ equity section of the balance sheet.

The Company held an equity investment in Sonus Networks, Inc. (“Sonus”), which consisted of 484,346 shares of Sonus Series C and D Convertible Preferred Stock, with a cost basis of $7. After the initial public offering of Sonus, the Company converted the preferred stock into common stock. In April 2001, the Company entered into a Variable Forward Transaction (“VFT”) with Goldman Sachs Financial Markets on the Sonus shares, with maturities in 2004 and 2005. The VFT was an equity collar on the Sonus shares with a revolving

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

loan (borrowing) arrangement. The Company had borrowed a total of $61, which remained outstanding as of September 30, 2001. In accordance with SFAS No. 133, the equity collar was marked to market through the stockholders’ equity section of the balance sheet, and, as a result, the Company had recorded an unrealized gain of $40 in Other Comprehensive Income at September 30, 2001.

In the fourth quarter of 2001, because of a reduction in the Company’s credit ratings, the outstanding revolving loan was called by Goldman Sachs. As a result, the debt (revolving loan) was repaid, the hedge (equity collar) was closed and the Sonus shares were sold. The net settlement between the debt and the hedge resulted in a cash outflow of $20 (debt of $61, less the realized gain on the hedge of $41 included in “loss from write-down and sale of investments, net”). The Company also sold its Sonus shares for $9. Therefore, the net cash outflow of the closure of the hedge, debt and shares was $11. The Company recognized a gain of $2 on the sale of the shares, which was recorded in the quarter ended December 31, 2001.

PCL Hedge

As a result of the consolidation of PCL, then a majority-owned subsidiary of AGC, in 2000 the Company had an $850 aggregate non-recourse senior secured loan facility (“PC-1 Credit Facility”) for construction start-up and financing costs. The PC-1 Credit Facility was comprised of $840 of a multiple draw-down term loan and a $10 working capital facility. The PC-1 Credit Facility was not guaranteed by GCL but instead secured by a pledge of common stock in PCL and its subsidiaries and a security interest in certain of its accounts and its rights under certain contracts. Under the PC-1 Credit Facility, the Company selected loan arrangements as either a Eurodollar loan or an Alternative Base Rate (“ABR”) loan. The Eurodollar interest rate was LIBOR plus 2.25-2.50% and the ABR interest rate was the greater of (a) the Prime Rate and (b) the Federal Funds Effective Rate plus 0.5%, in either case plus 1.25-1.50%. The loans contained a pre-payment clause that allowed the Company to pay down the balance sooner than scheduled.

In order to better manage PCL’s exposure to interest rate risk, the Company had entered into two interest rate swap transactions with Deutsche Bank and CIBC Oppenheimer, based on one month LIBOR, to minimize its exposure to increases in interest rates on its borrowings. The swap transactions fixed the floating interest rate at 4.985% on a notional amount of borrowings of $500 until January 31, 2004. It was the Company’s intention that the debt would be outstanding in a sufficient amount to cover the amount of the derivative. If the borrowings were prepaid under the loan agreement, the Company expected to replace the loan with another borrowing with a materially similar risk exposure. Because the swaps were classified as cash flow hedges, and were 100% effective, in accordance with SFAS No. 133, any unrealized gains or losses from changes in fair value were recorded in the stockholder’s equity section of the balance sheet as other comprehensive income (loss). As of December 31, 2001, the Company recognized $14 in other comprehensive income related to the PC-1 Credit Facility interest rate swaps.

As discussed in Note 7, on July 19, 2002, PCL and certain of its subsidiaries filed voluntary petitions for relief under the Bankruptcy Code. Accordingly, for purposes of the Company’s consolidated financial statements, PCL and its subsidiaries were no longer included in the Company’s consolidated and consolidating financial statements. The bankruptcy caused the PC-1 Credit Facility to be in default and the debt was called. As of June 30, 2002, the Company recognized $12 in other comprehensive loss related to the PC-1 Credit Facility interest rate swaps. In July 2002, as PCL, net assets were abandoned and removed from the consolidated financial statements, the Company recognized the $12 loss in the consolidated statements of operations related to the PC-1 Credit Facility interest rate swaps.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

27. FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued construction costs, accounts payable, accrued liabilities, accrued interest, obligations under inland services agreements and capital leases approximate their fair value. Management believes the carrying value of the New Senior Secured Notes approximates fair value as of December 31, 2003. At December 31, 2002 the fair value for liabilities subject to compromise could not be estimated other than the senior notes described in Note 14. These liabilities were settled in accordance with the Plan of Reorganization on the Effective Date. The fair value of the Senior Notes, mandatorily redeemable preferred stock, cumulative convertible preferred stock and interest rate swap transactions are based on market quotes and the fair values are as follows:

	Successor December 31, 2003		Predecessor December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt with controlling shareholder	$200	$200	$—	$—
Senior notes, net of discount	—	—	4,100	14
Mandatorily redeemable preferred stock	—	—	526	5
Cumulative convertible preferred stock	—	—	1,918	28

28. COMMITMENTS, CONTINGENCIES AND OTHER

Contingencies

Under the Plan of Reorganization, which became effective on December 9, 2003, essentially all claims against the GC Debtors that arose prior to the commencement of the chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against the Company at that time, were included in that discharge. However, certain claims pending at that time could affect the Successor. The following is a description of those claims and of claims alleged to have arisen during the chapter 11 cases, as well as a brief description of certain legal proceedings against or relating to the Predecessor.

Securities and Exchange Commission Investigation

On February 5, 2002, the SEC commenced a formal investigation into the Company’s concurrent transactions for purchase and sale of telecommunications capacity services between the Company and our carrier customers and related accounting and disclosure issues. The Company has been cooperating with the SEC by providing documents and other information to the SEC staff, which has taken testimony from current and former officers and directors of Old GCL. To resolve the SEC’s investigation, the Company and certain former officials have entered into negotiations with the SEC staff with a view to settlement, although to date settlement has not been reached. As part of the chapter 11 process, the SEC filed a proof of claim asserting contingent and unliquidated amounts against the Company. However, on November 14, 2003, the Bankruptcy Court approved a stipulation among Predecessor, the SEC and the Company’s unsecured creditors committee in which the SEC withdrew its proof of claim, with prejudice.

Department of Justice Inquiry

In early 2002, the U.S. Attorney’s Office for the Central District of California, in conjunction with the Federal Bureau of Investigation (the “FBI”), began conducting an investigation into the Company’s concurrent transactions and related accounting and disclosure issues. The Company has provided documents to the U.S.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Attorney’s office and the FBI, and FBI representatives have interviewed a number of current and former officers and employees of the Company. The Company does not know whether the investigation is ongoing or has concluded.

Department of Labor Investigation

The Department of Labor (“DOL”) is conducting an investigation related to the Company’s administration of its benefit plans, including the acquisition and maintenance of investments in the Company’s 401(k) employee savings plans. The Company has been cooperating with the DOL by providing documents and other information to the DOL staff, and the DOL has interviewed a number of the officers and employees of Old GCL. The Company and certain of the former officers and directors of Old GCL have been negotiating with the DOL staff over the terms of a potential settlement, but no agreement has been reached. Any claims arising out of the DOL’s ability to impose a civil monetary penalty on the Company was discharged upon consummation of the Plan of Reorganization.

Claim by the United States Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the United States Department of Commerce on October 30, 2002 asserting that an undersea cable owned by PCL, a former subsidiary of the Company, violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration. The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. An identical claim has also been filed in the bankruptcy proceedings of the former subsidiary in Delaware. The Company understands that the claimant had reached an agreement with PCL to transfer the Special Use permit to Pivotal Telecom as part of a larger sale of assets (see Note 7). That agreement was approved by PCL’s bankruptcy court on October 7, 2003. Under the terms of the agreement, Pivotal would assume liability for any payment or performance obligations under the permit on a go-forward basis. The Company is not a party to this agreement and understands that a subsequent dispute has arisen between PCL and Pivotal and the asset sale has not been concluded. The Company filed its objection to this claim with the bankruptcy court on November 7, 2003.

United Kingdom Anti-Trust Investigation

In 2002 an investigation was commenced by the United Kingdom Office of Fair Trading (“OFT”) regarding an allegation that various subsea cable operator entities, including the Company, had engaged in an illegal agreement to collectively boycott a location in the United Kingdom and a means for the landing of subsea telecommunications cables in the United Kingdom. The Company responded to that investigation in 2002 denying the allegation.

In August 2003, the OFT extended its investigation to include allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine telecommunication cables on their land in the United Kingdom. The Company responded to those allegations on October 10, 2003.

In the event that the OFT determines that the Company engaged in anti-competitive behavior, the OFT may impose a fine up to a maximum of 10% of the responsible party’s revenue in the field of activity in the United Kingdom for up to three years preceding the year on which the infringement ended. The Company disputes the charges and will be defending itself vigorously.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Qwest Rights-of-Way Litigation

In May 2001, a purported class action was commenced against three of The Company’s subsidiaries in the United States District Court for the Southern District of Illinois. The complaint alleges that the Company had no right to install a fiber optic cable in rights-of-way granted by the plaintiffs to certain railroads. Pursuant to an agreement with Qwest Communications Corporation, the Company has an indefeasible right to use certain fiber optical cables in a fiber optic communications system constructed by Qwest within the rights-of-way. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber optic cable for use by Qwest or any other entities. The action has been brought on behalf of a national class of landowners whose property underlies or is adjacent to a railroad right-of-way within which the fiber optic cables have been installed. The action seeks actual damages in an unstated amount and alleges that the wrongs done by the Company involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. The Company made a demand of Qwest to defend and indemnify the Company in the lawsuit. In response, Qwest has appointed defense counsel to protect the Company’s interests.

The Company’s North American network includes capacity purchased from Qwest on an IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on the Company’s ability to utilize large portions of the Company’s North American network. This litigation was stayed against the Company pending the effective date of the Plan of Reorganization, and the plaintiffs’ pre-petition claims against the Company were discharged at that time in accordance with its Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate large portion of its North American network, although it believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which Global Crossing originally purchased this capacity.

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

The Company responded to the preliminary audit disputing the results and is awaiting a response from the tax authority detailing its formal position on the audit. The potential customs and duties exposure, including possible treble penalties to the Company could be as high as $25-$35.

Administrative Claims from the Chapter 11 Case

Under the Plan of Reorganization, claims arising after the commencement of the GC Debtors’ chapter 11 cases (“Administrative Claims”) are to be paid in full. As is typical in chapter 11 cases, Administrative Claims

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

were asserted against the GC Debtors that far exceed the amount owed. The Successor has assumed these obligations and is in the process of objecting to such Administrative Claims. The Company does not believe that the resolution of those claims will not have an adverse affect on the Successor.

Softbank Arbitration and Microsoft Settlement

At the time of the formation of the Asia Global Crossing joint venture, Microsoft and Softbank each committed to purchases of at least $100 in capacity on the Company’s network over a three-year period. Softbank failed to satisfy that commitment, and its remaining unsatisfied commitment of $85.5, which it was required to utilize by December 31, 2002, was the subject of an arbitration proceeding that concluded in October 2003. The arbitration, commenced by the Company in September 2002, alleged that Softbank breached its contractual obligations to the Company and sought $85.5 in damages. Softbank’s defense was that its commitment was extinguished as a result of the Company’s loss of control of Asia Global Crossing and Pacific Crossing Limited, and that in any event it was entitled to offset any monies owed against various credits and abatements due from the Company. In a final award issued on October 30, 2003, the arbitration panel found that Softbank is liable to the Company for breach of the underlying commercial commitment agreement in the net amount of approximately $20, after abatements and offsets, together with an additional award of interest in the amount of approximately $0.2. On December 3, 2003, the Company received $20 million plus interest from Softbank.

On April 1, 2003, the Company entered into a settlement agreement with Microsoft to resolve a number of contractual disputes regarding its remaining capacity commitment obligations, including allegations by Microsoft that were similar to those made by Softbank in the above-referenced arbitration proceedings. The settlement resulted in a reduction in Microsoft’s remaining unsatisfied commitment from approximately $76 to approximately $61. During 2003 Microsoft satisfied a portion of its remaining unsatisfied commitment by prepaying for $23 in capacity and services from the Company. On January 9, 2004, Microsoft satisfied the balance of its remaining unsatisfied commitment by prepaying for $38 in additional capacity and services.

OGCbuying.solutions Claim

Global Crossing (UK) Telecommunications Limited (“GCUKTL”) has been notified by the UK government buying department, OGCbuying.solutions (“OGC”), of OGC’s contractual right to buy, for a fixed sum of £0.75, dedicated equipment used by GCUKTL for the provisioning of certain network services under an agreement dated November 15, 1996 (the “MTS Agreement”). OGC has indicated that this purchase right would not normally arise until termination of the MTS Agreement in 2006. However, OGC has reserved its position on approval of the change of control to ST Telemedia. As a result of a capability audit that OGC commissioned on the Company, the Company has agreed to provide OGC with certain financial information through June 8, 2004, the final date upon which OGC may grant or decline its approval to the change of control. Should approval be declined, then the MTS Agreement may be terminated, precipitating the purchase right. GCUKTL does not now own the dedicated equipment required for the provision of service under the MTS Agreement, and if OGC was to continue to assert its contract rights, GCUKTL might have to purchase this equipment at a premium from third party suppliers or their equipment lease financiers in order to be able to discharge its obligation to OGC.

Network Rail Copper Lease

A portion of the GCUK Network is subject to a finance lease with Network Rail, the owner of the railway infrastructure in the UK. Those provisions of the finance lease addressing copper cable and PABX equipment used by the Company to deliver managed voice services to UK train operating companies (the “Copper

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Provisions”) may be terminated on 12 months notice. In connection with its plans to modernize the signalling system on the UK railways, Network Rail has indicated that it will terminate the Copper Provisions effective as of March 31, 2005.

Negotiations with Network Rail to secure commercially reasonable alternative arrangements are ongoing. It is possible that the Company may not be able to reach agreement with Network Rail in this regard, in which case the Company would need to put in place alternative arrangements with third parties in order to continue to provide managed voice services to train operating companies in the UK and to avoid the breach of certain customer contracts pursuant to which the Company has agreed to provide these services beyond March 31, 2005. Even if the Company secures alternative arrangements with Network Rail or a third party, such arrangements may be on terms significantly less favorable than those contained in the current lease.

As commercial discussions are continuing, it is difficult at this time fully to assess the potential impact on revenue or costs. The total revenue attributable to the managed voice services the Company provides to UK train operating companies was approximately $82 in 2003, with approximately $34 directly related to the assets covered by the Copper Provisions. Although the Company expects to be able to address the termination of the Copper Provisions without losing this revenue stream and without incurring material incremental costs, no assurance can be made in this regard.

The aforementioned finance lease with Network Rail also addresses other assets of the Company located along the UK railways, including fiber optic cable. The provisions of the finance lease addressing substantially all these other assets will not terminate until at least 2010, and in most cases well beyond that. The balance of Global Crossing’s network assets in the UK, which are unconnected with Network Rail, are also unaffected by the anticipated termination of the Copper Provisions.

Predecessor Legal Proceedings

The following pending legal proceedings are not expected to affect the Company going forward, except to the extent that (1) certain of the Successor’s officers and employees are defendants in these actions and such involvement could distract them from their duties at the Company or (2) the Company advances defense costs for present or Old GCL’s directors, officers and employees who are defendants in these actions (the “Individual Defendants”).

During the pendency of the GC Debtors’ chapter 11 cases, the Company determined that it was in its best interests for its litigation counsel (the “Joint Counsel”) to represent as many as possible of its current Old GCL’s directors, officers and employees in addition to the Company. The Company determined that such joint representation would ensure the prosecution of a coordinated, timely and effective defense of and response to the SEC investigation and the other pending or threatened actions or investigations concerning the Company. With the approval of the Bankruptcy Court, the Company agreed, as an administrative expense, to advance the fees and expenses of the Joint Counsel in defending the Individual Defendants in these actions so long as there was no actual conflict of interest in such representation. The Company expects to receive reimbursement under its directors and officers liability insurance policies for the majority of the defense costs that it has advanced in the past and anticipates advancing in the future. Most of the amounts advanced in the past have already been reimbursed by the applicable insurance carriers.

Shareholder Class Actions and Other Actions

Following the Company’s filing for bankruptcy on January 28, 2002, approximately 50 purported shareholder class action lawsuits were filed against certain of Old GCL’s then current and former officers,

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

directors and employees. The plaintiffs allege that the defendants committed fraud under the federal securities laws in connection with the Old GCL’s financial statements and disclosures and certain other public statements made by the Company’s representatives and seek compensatory damages, costs and expenses, and equitable and other relief. The class actions have been consolidated in the United States District Court for the Southern District of New York under the caption In re Global Crossing Ltd. Securities Litigation. In addition, a number of individual securities cases or other actions based on federal or state law claims and arising out of similar underlying facts have been filed (and in the future, additional cases may be filed) against certain of the Company’s current and former officers, directors, and employees, seeking damages for alleged violations of federal and state securities laws, breach of fiduciary duties, violations of state whistle-blower statutes, and allegations that certain former employees were improperly restricted from selling Old GCL common stock before the price collapsed. The Company is involved only indirectly in these cases and is not a named defendant.

On March 19, 2004, the United States District Court for the Southern District of New York entered an order preliminarily approving a settlement between the plaintiffs and the individual officers, directors and employees of Old GCL who are defendants in the consolidated securities action. Any monetary liability that the Company may have had in respect of these cases was discharged upon consummation of the Plan of Reorganization.

ERISA Class Actions

Following the Company’s filing for bankruptcy on January 28, 2002, plaintiffs filed over 15 purported class actions against the Company’s current and former officers, directors, and employees pursuant to the Employee Retirement Income Security Act of 1974 (“ERISA”) in connection with the administration of its 401(k) retirement savings plans. The plaintiffs allege, among other things, that the ERISA fiduciaries breached their duties to the 401(k) plan participants by directing or otherwise being responsible for the plans’ acquiring and continuing to maintain investments in Old GCL’s common stock. The United States District Court for the Southern District of New York has consolidated most of these actions under the caption In re Global Crossing Ltd. ERISA Litigation. The consolidated complaint seeks, among other things, a declaration that the defendants breached their fiduciary duties to the plaintiff class, an order compelling defendants to make good on the losses sustained by the plans, the imposition of a constructive trust on any amounts by which the defendants were unjustly enriched by their actions, and an order of equitable restitution. Although Old GCL is named as a defendant in the consolidated ERISA case, plaintiffs asserted in their consolidated complaint that they would not prosecute their action against Old GCL unless or until the Bankruptcy Court were to lift or grant relief from the automatic stay of litigation imposed by the Bankruptcy Code. No such relief was granted prior to the effective date of the Plan of Reorganization.

On April 30, 2002, an additional case, Pusloskie v. Winnick et al., was commenced in the United States District Court for the Southern District of New York against certain of the Company’s current and former directors, officers and employees. This case is brought on behalf of a putative class of the Company’s former employees and asserts claims for breach of fiduciary duties in connection with the administration of one of the Company’s 401(k) retirement plans. This additional case does not name the Company as a defendant and was not consolidated with the other ERISA cases.

On March 19, 2004, the United States District Court for the Southern District of New York entered an order preliminarily approving a settlement between the plaintiffs and the individual officers, directors and employees of Old GCL who are defendants in these ERISA actions. Any monetary liability that the Company may have had in respect of these cases was discharged upon the effectiveness of the Plan of Reorganization.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Change-of-Control Severance Plan Class Action

Plaintiffs filed a purported class action against the Company’s current and former officers, directors, and employees and against the Frontier Corporation/Global Crossing Change of Control Severance Plan (the “Severance Plan”) under ERISA in connection with the administration of the Severance Plan. The plaintiffs alleged, among other things, that the purported ERISA fiduciaries and the Severance Plan breached their duties to the plan’s participants in suspending payments of severance benefits in connection with the Company’s bankruptcy filing. The case has been coordinated (but not consolidated) with the securities and the other ERISA class actions in the Southern District of New York, where it is pending under the caption Simonetti v. Perrone. The Company is not named as a defendant in the Simonetti case and the plaintiffs have voluntarily dismissed the Severance Plan as a defendant. On March 19, 2004, the United States District Court for the Southern District of New York entered into an order preliminarily approving a settlement between the plaintiffs and the individual officers, directors and employees of Old GCL who are defendants in that case. Any monetary liability that the Company may have had in respect of this case was discharged upon the effectiveness of the Plan of Reorganization.

JPMorgan Chase Litigation

On October 27, 2003, the Predecessor’s primary lender, JPMorgan Chase Bank, in its role as administrative agent for a consortium of banks participating in the Predecessor’s $2.25 billion senior secured corporate credit facility, filed an action in the New York State Supreme Court for New York County, captioned JPMorgan Chase Bank v. Winnick, et al., against a number of current and former officers, directors and employees of the Company alleging that the defendants fraudulently reported misleading and untrue financial statements and records of compliance with certain financial covenants in the credit facility. The complaint asserts claims of fraud, aiding and abetting fraud, conspiracy to commit fraud, negligent misrepresentation, and aiding and abetting negligent misrepresentation. The complaint seeks damages of at least $1.7 billion, pre-judgment interest, and costs and expenses, including attorneys’ fees. The Company is not a defendant in the litigation. Any claims that the plaintiffs could have asserted against the Company in this case were discharged upon the effectiveness of the Plan of Reorganization. On March 19, 2004, the plaintiff and the outside directors entered into a stipulation of settlement by which the outside directors will be dismissed from the JPMorgan Chase action.

Initial Public Offering Litigation

On June 12, 2002, certain plaintiffs filed a consolidated complaint captioned In re Global Crossing Ltd. Initial Public Offering Securities Litigation in the United States District Court for the Southern District of New York alleging that certain of the Company’s current and former officers and directors violated the federal securities laws through agreements with underwriters in connection with Old GCL’s initial public offering and other offerings of its shares. The complaint seeks damages in an unstated amount, pre-judgment and post-judgment interest, and attorneys’ and expert witness fees. This consolidated action involving Old GCL is further consolidated in the United States District Court for the Southern District of New York with cases against approximately 309 other public issuers and their underwriters under the caption In re Initial Public Offering Securities Litigation. Pursuant to the automatic stay of litigation imposed by the Bankruptcy Code, the Company is not a defendant in this action. The Company believes that any liability it may have in respect of this action is subject to indemnification by the firms that acted as underwriters in the applicable securities offerings. Any monetary liability was, in any event, discharged upon the effectiveness of the Plan of Reorganization.

Resolution of Pre-petition Claims

Although claims arising prior to the commencement of the GC Debtors’ chapter 11 cases were discharged under the Plan of Reorganization, the holders of certain of those claims are entitled to share in the distributions

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

under the plan. Many claims were filed against the GC Debtors that were overstated, unliquidated, or unsupported. As is typical in a large chapter 11 case, the resolution of those claims will take place over a number of months after the effective date of the Plan of Reorganization. The Plan of Reorganization turned this administrative process over to an “Estate Representative,” appointed by representatives of the Company’s largest pre-petition creditor groups. The resolution of disputes in connection with these pre-petition claims will not have an adverse effect on the Successor or change the aggregate treatment of the classes of claims and interests receiving distributions under the Plan of Reorganization.

Estate Representative Actions

Under the Plan of Reorganization, certain claims and causes of action against third parties for preferences, fraudulent transfers, and other causes of actions belonging to the GC Debtors were transferred to a liquidating trust for the benefit of certain classes of pre-petition creditors. The Estate Representative is responsible for prosecuting, settling or otherwise resolving the causes of action transferred to the liquidating trust.

Commitments

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

Operating leases

The Company has commitments under various non-cancelable operating leases for office and equipment space, vessels, equipment rentals and other leases. Estimated future minimum lease payments on operating leases are approximately as follows:

Year Ending December 31,
2004	$170
2005	155
2006	131
2007	122
2008	104
Thereafter	660

Total	$1,342

The leases have various expiration dates and renewal options through 2119. Certain of the Company’s operating lease agreements include scheduled rent increases over the term of the lease. In accordance with Statement of SFAS No. 13, “Accounting for Leases” the Company recognizes the rent expense on a straight-line basis and record a liability representing the rent expensed but not invoiced in other deferred liabilities. Rental expense related to office space, vessels and equipment for the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003 and the years ended December 31, 2002 and 2001, was $13, $147, $182, and $201, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Network Security Agreement

In order to gain regulatory approval, which was a requirement for the consummation of the Plan of Reorganization from the United States government, we entered into an agreement to address the United States government’s national security and law enforcement concerns. Implementation of and compliance under the agreement will require ongoing capital and operating expenditures of approximately $5 in 2004 and $2.5 per annum in subsequent years.

29. RELATED PARTY TRANSACTIONS

Loans to Executive Officers

In February 2001, one of the Company’s subsidiaries made a $3 interest-free loan to José Antonio Ríos, an executive officer of the Company. The loan was forgivable in three equal installments on the first, second and third anniversaries of the date of grant, subject to Mr. Ríos’ continued employment with the Company. $1 of this loan was forgiven by its terms in each of February 2002, February 2003 and February 2004.

During 1999 through 2002 the Company made approximately $5 in loans to other employees. As of December 31, 2002, all employee loans mentioned herein have been either paid in full, forgiven or fully reserved for collectibility.

Joint Venture Between AGC and ST Telemedia

On May 20, 2000, AGC entered into a non-binding memorandum of understanding with a majority owned subsidiary of ST Telemedia (“Starhub”) to enter into joint venture agreements for the purpose of forming two joint ventures, each of which was to be 50% owned by AGC and Starhub. On January 12, 2001, AGC and Starhub executed the first joint venture agreement, forming Starhub Asia Global Crossing Pte Ltd (“SAGC”). SAGC was established to build and operate backhaul and telehouses in Singapore and to connect a terrestrial network within Singapore to connect with AGC’s Pan Asian East Asia Crossing (“EAC”) subsea system. On May 8, 2002, AGC and Starhub announced that SAGC would become a wholly-owned subsidiary of AGC. This modification occurred to more appropriately reflect the respective capacity needs of AGC and Starhub. Under the terms of the modification, AGC was to continue to utilize the Starhub network for its Singapore backhaul. Similarly, Starhub was to continue to access AGC’s network for its international capacity needs. As a result of AGC’s chapter 11 petitions and subsequent sale of substantially all of AGC’s operating subsidiaries on March 11, 2003 (see Note 7), there is no longer any continuing relationship between AGC and Starhub.

Relationship with Simpson Thacher & Bartlett LLP

Simpson Thacher was the Company’s principal corporate counsel from the Company’s inception in 1997 through its bankruptcy filing in January 2002. D. Rhett Brandon, a Simpson Thacher partner, served concurrently as the Company’s acting vice president and general counsel from mid-September 2001 through February 2002, while remaining a partner of and receiving compensation from Simpson Thacher, which billed the Company fees that included Mr. Brandon’s time charges, incurred at his usual hourly rate. The Company made aggregate payments of approximately $17.1 and $3.8 to Simpson Thacher for fees and disbursements in 2001 and 2002, respectively, including significant payments made within 90 days of the date on which the Company first filed for protection under the Bankruptcy Code. It is possible that a portion of these payments may be recoverable by Predecessor in an avoidance action under the Bankruptcy Code or otherwise. Pursuant to the Plan of Reorganization, the Predecessor’s rights to pursue any such action were transferred to a liquidating trust established for the benefit of Predecessor’s creditors, to whom any recovery will be distributed.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Commercial relationships between the Company and ST Telemedia

During the year ended 2003, the Company provided approximately $0.3 of carrier services to an affiliate of ST Telemedia. Further, during 2003 the Company entered into co-location agreements in the United States with an affiliate of ST Telemedia and was charged $0.7.

CEO Employment Agreement and Loan Forgiveness

On October 3, 2001, GCL hired Mr. Legere as its chief executive officer. Until Mr. Legere’s employment with AGC terminated on January 11, 2002, Mr. Legere also continued at the same time to serve as chief executive officer of AGC, then still a subsidiary of the Company. On the date of his hiring by GCL, Mr. Legere’s employment agreement with AGC was effectively amended and restated in a new employment agreement among GCL, AGC and Mr. Legere (the “October 3, 2001 Employment Agreement”); provided that AGC’s obligations under Mr. Legere’s February 12, 2000 employment agreement technically continued, with any compensation paid under that agreement being offset against the employers’ obligations under the October 3, 2001 Employment Agreement.

The October 3, 2001 Employment Agreement provided for a three-year term and a base salary of $1.1, a target annual bonus of $1.375, a signing bonus in the net after-tax amount of $3.5, and 5 million options to purchase GCL common stock. The agreement also changed the terms applicable to the $10 balance then outstanding on Mr. Legere’s $15 promissory note to AGC. Specifically, Global Crossing agreed to pay after-tax amounts sufficient to cover all taxes attributable to the forgiveness of Mr. Legere’s loan. These tax-related payments in respect of the three $5 installments were payable on January 1, 2002, October 1, 2002 and February 1, 2003, respectively. The tax-related payment in respect of the forgiveness of the first $5 installment was made by the Company on or about January 1, 2002. This payment, in the amount of approximately $4.8, also included a tax gross-up in respect of interest imputed on Mr. Legere’s loan in 2001. The $10 loan balance was forgiven in full in connection with the termination of Mr. Legere’s employment by AGC on January 11, 2002. No tax-related payment was ever made in respect of the forgiveness of the $10 balance of Mr. Legere’s loan.

After the GC Debtors’ January 28, 2002 bankruptcy filing, on April 8, 2002, the GC Debtors filed a motion to assume the October 31, 2001 Employment Agreement, subject to certain modifications, including a temporary voluntary 30% reduction in Mr. Legere’s base salary. Mr. Legere’s employment agreement was the subject of extensive negotiation and review by the creditors committee and the agent for the Company’s bank creditors. Numerous additional concessions were made by Mr. Legere in order to attain the approval of the creditors committee, including the tying of Mr. Legere’s annual bonus opportunity to the attainment of specified corporate and individual performance goals subject to the approval of the creditors committee and the bank creditors, and the waiver of certain relocation expenses and certain additional severance, retention and other benefits, including the tax-related payments referenced above that would have totaled approximately $8.8 in respect of the $10 of Mr. Legere’s loan forgiven on January 11, 2002. In light of these concessions, the agreement provided Mr. Legere with (1) a $3.2 retention bonus payable in four equal installments on June 4, 2002, July 31, 2002, October 31, 2002 and January 31, 2003 and (2) the opportunity to earn a performance fee up to $4 based on the value to be received by the creditors of the Company in its chapter 11 reorganization (the “Contingent Performance Fee”). The Bankruptcy Court approved the assumption of the modified employment agreement on May 31, 2002. The $3.2 retention bonus payments were made by the Company to Mr. Legere on the dates specified above; however, no Contingent Performance Fee was paid to Mr. Legere as his proposed new employment agreement (described in the immediately succeeding paragraph) went into effect upon consummation of the Plan of Reorganization.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The Company entered into a new employment agreement with Mr. Legere (the “Emergence Employment Agreement”) on December 10, 2003, the form of which was approved by ST Telemedia. This agreement superseded the Bankruptcy Period Employment Agreement, except with respect to certain rights Mr. Legere had under the latter agreement relating to indemnification, liability insurance and the resolution of disputes thereunder.

The Emergence Employment Agreement: (1) provides Mr. Legere with an annual base salary of $1.1 and a target annual bonus of $1.1; (2) entitles Mr. Legere to attend all meetings of New GCL’s Board of Directors and to receive all materials provided to the members of the Board, subject to certain limited exceptions; (3) provides for a four year term ending December 9, 2007; (4) entitled Mr. Legere to a $2.7 bonus payable on the Effective Date (which was paid in December 2003); (5) entitled Mr. Legere to an initial grant of options to purchase not less than 0.69 percent of the fully diluted shares of New GCL’s common stock (including dilution due to conversion of preferred shares), such options to vest in full upon termination of Mr. Legere’s employment by the Company without “cause” or upon Mr. Legere’s death, “disability” or resignation for “good reason” (as such quoted terms are defined in the agreement; such terms being collectively referred to as “Designated Terminations”); (6) provides for the payment of severance to Mr. Legere in the event of a Designated Termination in an amount ranging from one to three times the sum of Mr. Legere’s base salary and target annual bonus, depending on the date of such termination, plus certain other benefits and payments; and (7) entitles Mr. Legere to reimbursement (on an after-tax basis) for certain excise taxes should they apply to payments made to Mr. Legere by the Company.

Mr. Legere’s right to an initial grant of stock options was satisfied by the issuance to him of 325,000 such options on December 9, 2003. These options are included in the 2,199,000 options referred to in Note 24.

On January 15, 2004, Mr. Legere received a $0.53 retention plan payment as part of the $22 in aggregate retention payments made to employees of Successor.

30. SEGMENT REPORTING

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The information below summarizes certain financial data of the Company by segment:

	Successor	Predecessor
	December 10 to December 31,	January 1 to December 9,	Years ended
			December 31,	December 31,
	2003	2003	2002	2001
Revenues:
Commercial	$60	$988	$1,252	$1,395
Consumer	2	26	44	110
Carrier:
Service revenue	102	1,507	1,533	1,519
Sales-type lease revenue	—	—	—	18
Amortization of prior period IRUs	—	78	74	80

Total carrier	102	1,585	1,607	1,617

Telecommunications service revenue	164	2,599	2,903	3,122
Installation and maintenance segment revenue	14	168	270	741
Inter segment eliminations[1]	—	(13)	(57)	(204)

Consolidated revenues	$178	$2,754	$3,116	$3,659

Selected Financial Information:
Operating income (loss):
Telecommunication services	$(16)	$(148)	$(458)	$(18,983)
Installation and maintenance	8	15	24	(729)

Consolidated	$(8)	$(133)	$(434)	$(19,712)

Cash paid for capital expenditures:
Telecommunication services	$11	$139	$275	$2,577
Installation and maintenance	—	2	6	66

Consolidated	$11	$141	$281	$2,643

			Successor	Predecessor
			December 31, 2003	December 31, 2002
Total assets:
Telecommunication services			$1,980	$2,366
Installation and maintenance			191	269

Consolidated			$2,171	$2,635

[1]	Installation and maintenance revenue includes revenue related to services performed by the telecommunications services segment. These revenues and the related intercompany profit are eliminated upon consolidation.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Company information provided on geographic sales is based on the order location of the customer. Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Successor	Predecessor
			Years Ended
	December 10 to December 31, 2003	January 1 to December 9, 2003	December 31, 2002	December 31, 2001
Revenue(1):
United States	$115	$1,909	$2,271	$2,481
United Kingdom	52	687	643	790
Other countries	11	158	202	388

Consolidated Worldwide	$178	$2,754	$3,116	$3,659

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Long-lived assets:
United States	$318	$347
United Kingdom	252	251
International waters	254	210
Other countries	285	251
Other(2)	113	—

Consolidated Worldwide	$1,222	$1,059

(1)	There were no individual customers during December 10, 2003 to December 31, 2003, January 1, 2003 to December 9, 2003 and the years ended 2002, or 2001 that accounted for more than 10% of consolidated revenue.
(2)	Long-lived assets include customer lists, trademark and trade name, goodwill and internally developed software.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

31. SUPPLEMENTAL CASH FLOW INFORMATION

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTIVITIES:
Common stock issued to holders of preferred stock	$—	$24	$797	$27

Common stock acquired from sale of Global Center	$—	$—	$—	$1,918

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
Costs incurred for construction in progress	$(13)	$(77)	$(143)	$(2,471)
(Decrease)/Increase in accrued construction costs	2	(154)	(305)	(179)
Write back of accrued construction costs on vendor settlements	—	90	167	—
Amortization of deferred finance costs	—	—	—	7

Cash paid for property and equipment	$(11)	$(141)	$(281)	$(2,643)

Investments in affiliates:
Effect of consolidation of joint venture	$—	$—	$(26)	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Changes in operating assets and liabilities:
Accounts receivable	$8	$14	$177	$(108)
Other current assets	(14)	14	59	204
Other long-term assets	3	(24)	79	(45)
Deferred revenue	15	90	52	371
Current liabilities other than debt	(21)	(50)	252	38
Deferred credits and other	(9)	23	(18)	(880)

	$(18)	$67	$601	$(420)

Restricted cash received (disbursed) related to sale of IPC	$—	$(309)	$—	$301

Cash paid for interest and income taxes:
Interest paid and capitalized[1]	$1	$19	$20	$484

Interest paid (net of capitalized interest)	$1	$19	$20	$393

Cash received for income taxes, net	$(1)	$(34)	$(93)	$(91)

[1]	No interest has been capitalized since December 31, 2001.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

32. SUBSEQUENT EVENTS

Restricted stock unit grant:

On March 8, 2004, the Company awarded 1,173,375 restricted stock units to employees, officers and members of the Board of Directors under the Global Crossing 2003 Stock Incentive Plan. The restricted stock units vest and convert into common shares of New GCL over a period between one and five years, depending on the level of the employee. Granted but unvested units are forfeited upon termination of employment. The fair value of the restricted stock units on the date of the grant, after reductions for assumed attrition, will be amortized to stock compensation expense on a straight-line basis over the vesting period.

Retaining Citigroup to review GMS strategic alternatives:

On February 27, 2004, the Company retained Citigroup Global Markets Inc. as its financial advisor to assist in exploring strategic alternatives regarding GMS, including the potential sale of that business. Management of the Company has determined that GMS should continue to be classified, as a continuing operation in the consolidated financial statements as the criteria for discontinued operations treatment as outlined in SFAS No. 144 has not been met. In the event of a sale of GMS, any net proceeds received by the Company, after settlement of liabilities and deal costs, would be required to be used to repay the New Senior Secured Notes.

33. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited operating results of the Predecessor for 2002, three quarters ended September 30, 2003, and the period from October 1 through December 9, 2003, and selected unaudited operating results of the Successor for the period December 10, through December 31, 2003.

	Predecessor				Successor
	2003 Period Ended
	March 31	June 30	September 30	October 1 to December 9	December 10 to December 31
Revenue	$735	$744	$734	$541	$178
Operating loss	(48)	(31)	(28)	(26)	(8)
Income(loss) applicable to common shareholders	(72)	(10)	(67)	24,888[1]	(9)
Loss applicable to common shareholders per basic share	(0.08)	(0.01)	(0.07)	27.36	(0.41)
Loss applicable to common shareholders per diluted share	(0.08)	(0.01)	(0.07)	26.13	(0.41)
Shares used in computing basic (loss) income per share	902,232,279	909,457,012	909,463,931	909,522,997	22,000,000
Shares used in computing diluted (loss) income per share	902,232,279	909,457,012	909,463,931	952,569,465	22,000,000

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

	Predecessor
	2002 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$801	$790	$760	$765
Operating loss	(193)	(87)	(54)	(100)
(Loss) income from continuing operations	(372)	(146)	68	154
Net (loss) income	(432)[2]	(221)	539[3]	768[4]
(Loss) income applicable to common shareholders	(451)	(221)	539	768
(Loss) income from continuing operations applicable to common shareholders per common share	(0.44)[5]	(0.16)	0.08	0.17
(Loss) income applicable to common shareholders per common share	(0.50)	(0.24)	0.59	0.85
Shares used in computing basic and diluted (loss) income per share	896,184,896	902,318,163	908,761,371	908,762,710

[1]	Includes $23,869 and $1,100 of debt and equity restructuring adjustments of Predecessor in accordance with the recapitalizaton provisions of fresh start accounting (see Note 3).
[2]	Includes $102 reorganization items expense related to the write off of deferred finance costs (see Note 22).
[3]	Includes an after tax gain of $546 on the abandonment of PCL which was recorded as gain from discontinued operations (see Note 7) and $200 reorganization items gain on vendor settlements (see Note 22).
[4]	Includes an after tax gain of $638 on the abandonment of AGC which was recorded as gain from discontinued operations (see Note 7) and $55 reorganization items gain on vendor settlements (see Note 22).
[5]	Included in the calculation of loss from continuing operations applicable to common shareholders per common share for the quarter ended March 31 is $19 of preferred stock dividends.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at Beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Successor:
December 10 to December 31, 2003
Reserve for uncollectible accounts and customer credits	$123	$3	$6	$(8)	$124
Restructuring reserves	$181	$—	$9	$(3)	$187
Deferred tax valuation allowance	$3,632	$524	$—	$—	$4,156
Predecessor:
January 1, 2003 to December 9, 2003
Reserve for uncollectible accounts and customer credits	$134	$45	$45	$(101)	$123
Restructuring reserves	$273	46	$11	$(149)	$181
Deferred tax valuation allowance	$3,164	$468	$—	$—	$3,632
2002
Reserve for uncollectible accounts and customer credits	$128	$77	$103	$(174)	$134
Restructuring reserves	$287	$95	$8	$(117)	$273
Deferred tax valuation allowance	$2,658	$506	$—	$—	$3,164
2001
Reserve for uncollectible accounts and customer credits	$139	$124	$64	$(199)	$128
Restructuring reserves	$0	$410	$19	$(142)	$287
Deferred tax valuation allowance	$170	$2,488	$—	$—	$2,658