Form 10-K/A
period 2003-12-31
GLOBAL CROSSING LTD
filed 2004-10-08
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 1, 2004, was 22,000,000.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–K/A to the Annual Report on Form 10-K of Global Crossing Limited for the year ended December 31, 2003 is to restate our consolidated financial statements at December 31, 2003 and for the periods December 10, 2003 to December 31, 2003 and January 1, 2003 to December 9, 2003, and related disclosures, including the related selected financial data. The restatement arises from the understatement of our accrued cost of access liabilities due to a material weakness in our internal control over financial reporting. See Item 9A, “Controls and Procedures,” of this annual report on Form 10-K/A for a description of this material weakness and Note 2, “Restatement of Previously Issued Financial Statements,” to the consolidated financial statements included in this annual report on Form 10-K/A for a detailed description of the impacts of this restatement. The financial information and related disclosures included in this Form 10-K/A reflect, where appropriate, changes as a result of the restated financial statements.

This Form 10-K/A also includes the disclosure required by Part III of Form 10-K. Our original 2003 Form 10-K filing on March 26, 2004 (the “Original Form 10-K Filing”) incorporated such Part III disclosure by reference to our definitive proxy statement for our annual shareholders meeting then scheduled to be held in June 2004. However, due to the delay in our shareholders meeting and proxy statement resulting from the need for the restatement referenced above, the Part III information is set forth in full in this Form 10-K/A.

No attempt has been made in this Amendment No. 1 to modify or update other disclosures presented in the Original Form 10-K Filing except as described in the immediately preceding paragraphs and except for the updated liquidity disclosure included in Note 33, “Subsequent Events,” to the consolidated financial statements included in this annual report on Form 10-K/A. This Form 10-K/A generally does not reflect events occurring after the Original Form 10-K Filing or modify or update those disclosures affected by subsequent events. Rather, except as described above, information is unchanged and reflects the disclosures made at the time of the Original Form 10-K Filing on March 26, 2004. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K Filing and our filings made subsequent thereto, including any amendments to those filings. In furtherance and not in limitation of the foregoing, reference is made to our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2004 and June 30, 2004, which are being filed with the Securities and Exchange Commission (the “SEC”) on the date of the filing of this annual report on Form 10-K/A.

This Amendment No. 1 on Form 10-K/A consists of: a cover page; this Explanatory Note; Items 6, 7, 8, 9A and 10-14 inclusive; a signature page; and exhibits, including the principal executive and principal financial officer certifications required to be filed as exhibits hereto. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Items 6, 7, 8, 9A and 10-14 is set forth herein, including those portions of such text that have not been amended from that set forth in the Original Form 10-K Filing.

In this annual report on Form 10-K/A, “New GCL” refers to Global Crossing Limited, a company formed under the laws of Bermuda in 2003, and “Old GCL” refers to Global Crossing Ltd., our predecessor company which was formed under the laws of Bermuda in 1997 (“Old GCL”). Except as otherwise noted herein, references in this annual report on Form 10-K/A to “Global Crossing,” “the Company,” “we,” “our” and “us” in respect of time periods on or prior to December 9, 2003 mean Old GCL and its subsidiaries (collectively, the “Predecessor”), while such references in respect of time periods after December 9, 2003 mean New GCL and its subsidiaries (collectively, the “Successor”).

i

PART II

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of the Company as of and for the five years ended December 31, 2003. The historical financial data as of December 31, 2003 and 2002 and for the period from December 10, 2003 to December 31, 2003, the period from January 1, 2003 to December 9, 2003, and the years ended December 31, 2002 and 2001, have been derived from the historical consolidated financial statements presented elsewhere in this annual report on Form 10-K/A and should be read in conjunction with such consolidated financial statements and accompanying notes. We previously restated our consolidated financial statements as of and for the year ended December 31, 2000. The data presented in the table below reflect those restatements, as well as the restatement of our consolidated financial statements as of December 31, 2003 and for the periods January 1, 2003 to December 9, 2003 and December 10, 2003 to December 31, 2003. For more information on the latter restatements, see Note 2, “Restatement of Previously Issued Financial Statements,” to the consolidated financial statements included in this annual report on Form 10-K/A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Previously Issued Financial Statements.”

The consolidated financial statements of Predecessor for the period from January 1, 2003 to December 9, 2003 and the year ended December 31, 2002, reflect the results of the Company while it was still involved in chapter 11 proceedings and, accordingly, were prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. As a result, the selected historical financial data for such periods does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if Predecessor were deemed not to have been continuing as a going concern.

Upon emergence from bankruptcy on December 9, 2003 (the “Effective Date”), we adopted fresh start accounting and reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities (see Note 4, “Fresh Start Accounting,” to the accompanying consolidated financial statements). As a result, the historical financial data of Predecessor may not be entirely comparable to the historical financial data of Successor and may be of limited value in evaluating our financial and operating prospects in the future.

	Successor	Predecessor
	December 10 to December 31, 2003 (restated)	January 1 to December 9, 2003 (restated)	Year Ended December 31,
			2002	2001	2000 (restated)	1999
	(in millions, except share and per share information)
Statements of Operations data:
Revenues	$178	$2,754	$3,116	$3,659	$3,505	$1,491
Cost of access and maintenance	125	1,969	2,205	2,152	1,791	396
Other operating expenses	54	854	1,208	2,080	1,752	647
Depreciation and amortization	9	144	137	1,548	1,280	451
Asset impairment charges	—	—	—	17,181	—	—
Restructuring charges	—	—	—	410	—	—
Operating loss	(10)	(198)	(434)	(19,712)	(1,318)	(3)
Interest expense	(3)	(24)	(75)	(506)	(383)	(137)
Loss from write-down and sale of investments, net	—	—	—	(2,041)	—	—
Gain from sale of subsidiary’s common stock and related subsidiary stock sale transactions	—	—	—	—	303	—
Reorganization items, net	—	(127)	(95)	—	—	—
Gain on settlement of liabilities subject to compromise and recapitalization	—	23,934	—	—	—	—
Gain from fresh start adjustments	—	1,100	—	—	—	—
Benefit (provision) for income taxes	(1)	(5)	102	1,847	(376)	(108)
Income (loss) from continuing operations	(11)	24,739	(296)	(20,478)	(1,785)	(53)
Income (loss) from discontinued operations, net	—	—	950	(1,916)	(1,008)	(44)
Income (loss) applicable to common shareholders	(11)	24,739	635	(22,632)	(3,115)	(178)
Income (loss) per common share, basic:
Income (loss) from continuing operations applicable to common shareholders, basic	$(0.50)	$27.20	$(0.35)	$(23.37)	$(2.49)	$(0.24)

Income (loss) applicable to common shareholders, basic	$(0.50)	$27.20	$0.70	$(25.53)	$(3.69)	$(0.35)

Shares used in computing basic income (loss) per share	22,000,000	909,413,046	903,217,277	886,471,473	844,153,231	502,400,851

Income (loss) per common share, diluted:
Income (loss) from continuing operations applicable to common shareholders, diluted	$(0.50)	$25.97	$(0.35)	$(23.37)	$(2.49)	$(0.24)

Income (loss) applicable to common shareholders, diluted	$(0.50)	$25.97	$0.70	$(25.53)	$(3.69)	$(0.35)

Shares used in computing diluted income ((loss) per share	22,000,000	952,459,514	903,217,277	886,471,473	844,153,231	502,400,851

	Successor	Predecessor
	December 31, 2003 (restated)	December 31,
Balance Sheet data:		2002	2001	2000 (restated)	1999
Cash and cash equivalents	$290	$423	$607	$766	$1,612
Working capital not including long-term debt in default	(148)	316	(794)	(202)	1,025
Property and equipment, net	1,186	1,059	1,000	8,124	4,896
Goodwill and intangibles, net	113	—	—	9,176	6,444
Total assets	2,248	2,635	4,214	28,940	19,666
Short-term borrowings and long-term debt in default	—	—	6,589	1,000	—
Long-term debt	200	—	—	5,113	4,900
Liabilities subject to compromise	—	8,662	—	—	—
Mandatorily redeemable and cumulative convertible preferred stock[1]	—	1,918	3,161	3,158	2,085
Total shareholders’ equity (deficit)	393	(10,935)	(12,195)	10,564	9,179

	Successor		Predecessor
	December 10 to December 31, 2003 (restated)	January 1 to December 9, 2003 (restated)	Year Ended December 31,
			2002	2001	2000 (restated)	1999
Cash flow data:
Net cash provided by (used in) operating activities	$(78)	$(342)	$49	$(1,224)	$(437)	$710
Net cash provided by (used in) investing activities	3	(144)	(235)	914	(3,398)	(3,952)
Net cash provided by (used in) financing activities	(2)	430	2	151	2,989	4,133

[1]	The mandatorily redeemable preferred stock and long-term debt in default were reclassified into liabilities subject to compromise at December 31, 2002.

In reading the above selected historical financial data, please note the following:

•	The Company implemented “fresh start” accounting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), upon emergence from bankruptcy on December 9, 2003. Fresh start accounting required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of the Company’s assets and liabilities. The Company engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of its property and equipment and intangible assets. The fair values of the assets as determined for fresh start reporting were based on estimates of anticipated future cash flow. Liabilities existing on the Effective Date are stated at the present values of amounts to be paid discounted at appropriate rates. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. Adopting fresh start accounting rules resulted in the Company recording a $23.934 billion gain on settlement of liabilities subject to compromise and recapitalization as well as a $1.100 billion gain relating to other fresh start adjustments. See Note 4 to the accompanying consolidated financial statements for a complete description of the fresh start accounting impacts on the Company’s Effective Date balance sheet.

•	The Company identified certain accounting matters relating to its consolidated financial statements for year ended December 31, 2000 that required restatement of previously reported amounts. The restatements related to revenue recognition for certain concurrent transactions, the gain recognition on the sale of GlobalCenter Inc. (the Company’s former web hosting subsidiary (“GlobalCenter”)), the recognition of deferred taxes on the sale of GlobalCenter and the Company’s former incumbent local exchange carrier business (the “ILEC”) and revenue recognition of Global Marine installation revenue. For further information on the impact of the restatements to previously reported results, see Note 4, “Restatement of Previously Issued Financial Statements,” to the consolidated financial statements included in our 2002 annual report on Form 10-K.

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

The following discussion and analysis should be read together with our consolidated financial statements and related notes appearing in this annual report on Form 10-K/A.

Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations and business strategies or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See Item 1, “Business—Cautionary Factors That May Affect Future Results,” of the Original Form 10-K Filing for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward-looking statements.

Except as described in the Explanatory Note at the beginning of this annual report on Form 10-K/A, no attempt has been made in this Amendment No. 1 to modify or update disclosures presented in the Original Form 10-K Filing. Thus, all forward-looking statements contained in this Form 10-K/A speak as of March 26, 2004, the date of the Original Form 10-K Filing, and have not been updated to reflect subsequent events, except for forward-looking statements regarding cost of access charges and the effect of such charges on gross margins. This is the case even with respect to forward-looking statements that purport to indicate our “current” or “present” expectations or forecasts; in such cases, the words “current,” “present” and similar expressions should be understood to relate back to our expectations as of March 26, 2004. However, these forward-looking statements have been updated, where appropriate, in the Company’s quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004, which are being filed with the SEC on the same date as this Form 10-K/A.

Restatement of Previously Issued Financial Statements

In the course of preparing the Company’s financial statements for the first quarter of 2004 in early April 2004 after the filing of the Company’s 2003 annual report on Form 10-K, management became concerned about the adequacy of the Company’s accrued cost of access liabilities. Cost of access primarily comprises usage-based voice charges paid to other carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities. The Company immediately undertook extensive procedures to quantify and understand the reasons for the apparent accrual shortfall and promptly reported the situation to the Company’s Audit Committee.

A preliminary assessment was provided to the Company’s Audit Committee on April 26, 2004. The Audit Committee was informed that management believed an increase to the cost of access accrual as at December 31, 2003 in the range of $50 million to $80 million would be needed. On April 27, 2004, the Company issued a press release disclosing the anticipated increase to the cost of access accrual and that the Company expected to restate previously reported financial statements. The Company also stated that its previously reported financial statements for the years ended December 31, 2003 and 2002 should be disregarded pending the outcome of the Company’s review of its cost of access liabilities.

On April 29, 2004, the Company filed with the Securities and Exchange Commission (the “SEC”) a Current Report on Form 8-K indicating that Grant Thornton LLP (“Grant Thornton”), the auditors of the Company’s financial statements for fiscal periods from January 1, 2001 through December 31, 2003, had withdrawn its reports dated March 8, 2004, December 23, 2003 and September 10, 2003 on the Company’s financial statements, and that its reports could no longer be relied upon.

On May 3, 2004, the Company announced that the Audit Committee had retained Deloitte & Touche LLP (“Deloitte & Touche”) to conduct an independent investigation of the facts and circumstances surrounding the underestimate of the cost of access liabilities and expenses and the causes that may have given rise thereto, including, if relevant, associated internal control issues and issues of management integrity. Deloitte & Touche’s engagement did not encompass an investigation of the size of or the appropriate accounting treatment for the cost of access adjustment. On May 3, 2004, the Company also announced that the Audit Committee had retained Grant Thornton to (i) evaluate the Company’s procedures with respect to determining the cost of access liabilities and expenses and the related internal control environment, and the independent review thereof by Deloitte & Touche, (ii) perform procedures necessary to evaluate the Company’s determination regarding the restatement of its financial statements, (iii) determine whether Grant Thornton could re-issue its previously withdrawn audit reports or some other report, and (iv) issue the appropriate report(s) unless precluded from doing so by law, professional standards or similar circumstances.

On June 21, 2004, the Company announced that Deloitte & Touche had completed its investigation and that the investigative procedures it performed, including reading more than 90,000 e-mails and numerous other documents and interviewing 26 employees, did not reveal any management integrity issues related to the cost of access liabilities and expenses, or any management knowledge of an underestimate until after the filing of the December 31, 2003 financial statements in the Company’s annual report on Form 10-K on March 26, 2004.

Based upon the investigative procedures it performed, Deloitte & Touche observed that the Company had in place detailed processes and procedures for its cost of access accounting and that the issues surrounding the cost of access accounting in North America did not appear to exist in the Company’s operations in the United Kingdom and Europe, where far fewer invoices (particularly manual invoices) and less regulatory complexity allow for the expensing of invoices upon receipt and the simultaneous reversal of related estimates. However, in its report to the Audit Committee, Deloitte & Touche also identified certain control issues in the processes, procedures and controls in North America related to the Company’s cost of access accounting. These internal control issues included the failure to reconcile estimates of aggregate cost of access expenses to aggregate vendor invoiced amounts.

A reconciliation of North American cost of access charges at the individual invoice level is impracticable given the magnitude of invoices received (particularly manual invoices), the incompatibility of vendor billing information with our cost of access estimation systems, and the high frequency of disputed charges. However, the remediation measures implemented in the second and third quarters of 2004 as a result of the cost of access review include a monthly rebuilding of the cost of access accrual on a 90 day lag basis using aggregate vendor invoiced amounts and actual cash payment data in respect of the relevant time periods.

In July 2004, the Company concluded that the required cost of access adjustment aggregated $67 million for the year ended December 31, 2003. In addition, there is a separate adjustment for a $12 million balance sheet reclassification related to certain pre-petition settlements with access providers that were incorrectly applied to post-petition cost of access liability accounts and due to certain cost of access liability amounts that were incorrectly eliminated in fresh start accounting.

On July 21, 2004, Grant Thornton expressed to the Audit Committee its preliminary view that the proper accounting for the cost of access adjustment is as a change in estimate under APBO No. 20 and not as the correction of an error as the Company had previously disclosed. In that same meeting, Ernst & Young LLP (“E&Y”), the Company’s current independent auditor, expressed its preliminary view that the appropriate accounting is as the correction of an error. Shortly following this meeting, the Audit Committee engaged FTI Consulting Inc. (“FTI”), a professional consultant on accounting matters, to provide advice regarding the appropriate accounting treatment for the cost of access adjustment. Upon completion of its review, FTI expressed to the Audit Committee that the appropriate method of accounting for the cost of access adjustment was as a change in estimate under APBO No 20.

As noted above, the Company’s preliminary view had been that the appropriate accounting was as the correction of an error requiring the restatement of previously reported financial statements. However, after extensive consideration of the pertinent facts and circumstances and consultations with Grant Thornton and FTI concerning the relevant accounting principles and their application to the facts, the Company determined that the proper accounting treatment for the cost of access adjustment was as a change in estimate, to be accounted for in the three-month period ended March 31, 2004. Before arriving at this determination, the Company also considered the position of E&Y, which was of the view that the adjustment should be accounted for as the correction of an error requiring the restatement of previously reported financial statements. Upon reaching its decision, the Company determined that a request to the Staff of the SEC concerning the appropriate accounting treatment for the adjustment should be made before it issued any financial statements reflecting a change in estimate (or any other) conclusion or made any related filings under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company has since consulted with the Staff of the SEC regarding the appropriate accounting treatment.

After careful analysis and deliberation, the Company has concluded that treatment of this adjustment as the correction of an error under APBO No. 20 is the appropriate accounting treatment and, as such, the Company has restated its previously reported financial statements for the year ended December 31, 2003. Grant Thornton, FTI, E&Y and the Audit Committee concur with this accounting treatment. The Company has confirmed, through a rebuilding of historical cost of access accruals using aggregate vendor invoiced amounts and actual cash payment data in respect of the relevant time periods, that no adjustment in respect of such accruals is required for periods prior to January 1, 2003.

On September 15, 2004, Grant Thornton advised the Company’s Audit Committee that it could no longer rely on representations made by a senior officer in the Company’s finance department and that it therefore required the performance of additional procedures and additional support for the representations to be given by management to Grant Thornton in connection with the issuance of Grant Thornton’s audit report. The officer has been reassigned to a position outside of the Company’s financial reporting function. The Company engaged FTI to assist the Company in performing the additional procedures and providing additional support for management’s representations to Grant Thornton. The additional procedures and support focused on areas where the reassigned officer had previously played an important role in the process of drafting the financial statements.

In the course of its review, the Company examined the $67 million cost of access adjustment to the 2003 financial statements to determine the principal contributing factors that caused the Company to underestimate its cost of access expenses. The root causes identified included inaccuracies in third party, industry standard rating databases used to estimate the rates associated with minutes purchased by us from access vendors, the impact of changing traffic routing practices of emerging telecommunications industry competitors on our cost estimation models, our increased reliance on competitive local exchange carriers (“CLECs”) to originate and terminate traffic, and disparities between the systems used by the Company and its third party service provider to manage fixed line costs. The Company’s view is that the control issues surrounding cost of access accounting in North America specified in Item 9A, “Controls and Procedures,” including the failure to make use of available information to conduct an aggregate “true-up” to actual cash payments made to access providers, in the aggregate constituted a material weakness in our internal control over financial reporting within the meaning of Auditing Standard No. 2 adopted by the Public Company Accounting Oversight Board. This material weakness resulted in an adjustment which constituted the correction of an error under APBO No. 20 requiring a restatement of 2003 financial statements.

The cost of access adjustments have no impact on cash balances for any historical period. However, the Company’s consolidated statements of cash flows have been restated to reflect the impact of the adjustments, which result in changes in individual components of cash used in operating activities. These individual impacts offset each other such that there is no net change in cash used in operating activities.

The Company has restated its previously issued consolidated financial statements as of December 31, 2003 and for the periods January 1, 2003 to December 9, 2003 and December 10, 2003 to December 31, 2003 and as of and for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003. The restatement results in (i) an increase in the cost of access liabilities of $79 million from $150 million to $229 million as of December 31, 2003; (ii) an increase in cost of access expense of $2 million for the period December 10, 2003 to December 31, 2003, resulting in an increase in the operating loss for this period from $8 million to $10 million and an increase in the loss applicable to common shareholders from $9 million to $11 million for this period; and (iii) an increase in cost of access expense of $65 million for the period January 1, 2003 to December 9, 2003, resulting in an increase in the operating loss for this period from $133 million to $198 million and an increase in the net loss excluding gains on emergence from bankruptcy from $230 million to $295 million. As indicated above, included in the $79 million adjustment to the cost of access liabilities at December 31, 2003 is a separate adjustment for a $12 million balance sheet reclassification.

The Company has also restated its previously issued condensed consolidated financial statements for the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003 and its previously issued December 9, 2003 balance sheet within the footnotes to the accompanying consolidated financial statements. These restatements result in (i) increases in the cost of access liabilities of $35 million from $214 million to $249 million as of March 31, 2003, of $55 million from $195 million to $250 million as of June 30, 2003, of $68 million from $199 million to $267 million as of September 30, 2003 and of $77 million from $207 million to $284 million as of December 9, 2003; (ii) an increase in cost of access expense of $25 million for the quarter ended March 31, 2003, resulting in an increase in the operating loss for this period from $48 million to $73 million and an increase in the net loss from $72 million to $97 million for this period; (iii) an increase in cost of access expense of $17 million for the quarter ended June 30, 2003, resulting in an increase in the operating loss for this period from $31 million to $48 million and an increase in the net loss from $10 million to $27 million for this period; and (iv) an increase in cost of access expense of $13 million for the quarter ended September 30, 2003, resulting in an increase in the operating loss for this period from $28 million to $41 million and an increase in the net loss from $67 million to $80 million for this period.

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

Our cost of access expense represents the most significant portion of our consolidated operating expenses at 63% of the total in 2003. Although in 2003 our overall sales volumes increased, our cost of access charges decreased as a result of cost of access reduction initiatives. These initiatives included shifting suppliers, contract and tariff renegotiations to lower access rates, facility network access optimization, switched network access optimization through direct end office trunking and increased review of access charges, special promotions and disputes resolution. The result of the improvement in cost of access charges on the overall telecommunications segment, offset by significant pricing declines for our telecommunications services offerings, was a decrease in telecommunications gross margin and a relatively stable telecommunications gross margin percentage. In 2004, we expect to see further declines in cost of access as a result of additional access initiatives and a modest change in revenue mix towards higher margin data services, resulting in higher telecommunications gross margin and gross margin percentage. The Company is also pursuing significant strategic access purchasing agreements, some of which have already been signed, that over time are expected to result in significantly lowering our access costs over the term of the agreements.

Telecommunications gross margin for the years ended December 31, 2003 and 2002 is calculated as follows:

	December 31, 2003 (in millions) (restated)	% of telecom segment revenues	December 31, 2002 (in millions)	% of total telecom segment revenues
Telecommunications services segment revenue	$2,763	100%	$2,903	100%
Cost of access	1,982	72%	2,047	71%

Telecommunications services segment gross margin	$781	28%	$856	29%

We experienced negative cash flow from operations in 2003. At December 31, 2003, we had $290 million of unrestricted cash and cash equivalents. We expect our available liquidity to decline in 2004 due to operating cash flow requirements and expect disbursements in 2004 of approximately $128 million for deferred reorganization costs, and $30 million for final fees and expenses of retained professionals in the bankruptcy proceedings. We anticipate the need to raise up to $100 million in financing to have adequate financial resources through January 1, 2005. We are currently seeking to arrange a working capital facility or other financing to provide us this necessary liquidity. If we cannot raise this financing, ST Telemedia has indicated its non-binding intention to provide us up to $100 million of financial support subject to certain restrictions. See Note 33, “Subsequent Events,” to the consolidated financial statements included in this annual report on Form 10-K/A for updated disclosures regarding the state of our liquidity.

The financial information presented in this report comprises the consolidated financial information of (i) Successor at December 31, 2003 and for the period from December 10, 2003 to December 31, 2003; and (ii) Predecessor at and for the years ended December 31, 2002 and 2001 and for the period from January 1, 2003 to December 9, 2003 and for the year ended December 31, 2002. The consolidated financial statements of the Predecessor for the period from January 1, 2003 to December 9, 2003 reflect the results of the Predecessor while it was still engaged in chapter 11 proceedings and, accordingly, were prepared in accordance with SOP 90-7. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted had Predecessor not been accounted for as a going concern.

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

Reorganization

As a result of the downturn in the telecommunications industry in 2001, increased competition, downward pricing trends, customer demand falling short of expectations and the deterioration of our operating performance, on January 28, 2002, Old GCL and fifty-four of its wholly-owned subsidiaries filed voluntary petitions of relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On the same date, Old GCL and certain Bermuda subsidiaries commenced insolvency proceedings in the Bermuda Court. Additional subsidiaries filed petitions in the Bankruptcy Court and commenced insolvency proceedings in the Bermuda Court during 2002. In March 2002, the Bankruptcy Court approved a bidding and auction process for the sale of our business, either in whole or in part. The eventual outcome of the auction process was an agreement for the sale of a 61.5% equity interest in New GCL for $250 million to ST Telemedia. After receiving the necessary regulatory, Bankruptcy Court and Bermuda Court approvals, the Successor emerged from bankruptcy on December 9, 2003. See “Our Chapter 11 Reorganization” under Item 1 of the Original Form 10-K Filing for a more complete description of our reorganization.

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

On the Effective Date, we implemented the “fresh start” accounting provisions of SOP 90-7 to the financial statements of Successor. Under fresh start accounting, we allocated the reorganization value to our assets and liabilities based upon their estimated fair values. The reorganization value of $407 million was determined pursuant to our Plan of Reorganization and ST Telemedia’s $250 million equity investment for 61.5% ownership. The fair value of the assets and liabilities of Successor, on the Effective Date, of approximately $2.3 billion comprised $200 million in New Senior Secured Notes, $407 million in New GCL common and preferred stock and additional paid in capital and approximately $1.7 billion of other liabilities, including obligations under various capital leases, that were not eliminated or discharged under the terms of the Plan of Reorganization. As described in Item 1 of the Original Form 10-K Filing under “Our Chapter 11 Reorganization,” the Plan of Reorganization resulted in the cancellation of all Old GCL outstanding common and preferred stock and additional paid in capital and all pre-petition indebtedness of the GC Debtors. See Note 4, “Fresh Start Accounting,” to the accompanying consolidated financial statements for a full description of the impact of fresh start accounting on Successor’s consolidated balance sheet on the Effective Date. As a result of these changes to the capital structure, Successor’s interest expense and preferred dividend obligations will be significantly less than we incurred in periods prior to our bankruptcy filing.

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

From August 2001 through December 31, 2003, these efforts resulted in aggregate charges related to employee related costs of $135 million; costs related to facility closures of $354 million; and $62 million of other charges. See Note 7, “Restructuring Costs and Related Impairments,” to the accompanying consolidated financial statements for further information on our restructuring activities.

On January 1, 2003 we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), for any exit or disposal activities initiated after December 31, 2002.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management continually evaluates its judgments, estimates and assumptions, including those related to the critical accounting policies described below based on historical experience and available information. The following are our critical accounting policies that affect significant areas of our financial statements and involve significant judgment, assumptions, uncertainties and estimates. If actual results or events differ materially from those contemplated by management in making these estimates, the impact on our consolidated financial statements could be material. For a full description of our significant accounting policies, see Note 5, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements.

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

Cost of Access Accruals

Background

Our cost of access primarily comprises usage-based voice charges paid to other carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities. Cost of access is our single largest expense, amounting to approximately 72% of telecommunications services segment revenue in 2003, which segment represented approximately 94% of consolidated revenue in 2003.

As a result of a review we initiated in April 2004, we determined that there was a material weakness in our internal control over financial reporting related to cost of access accounting in our North American operations, including the failure to make use of available information to conduct an aggregate true-up of estimated cost of access expenses to actual cash payments made to access providers. This weakness resulted in an understatement of cost of access in 2003 and gave rise to the restatement of our 2003 financial statements that is the subject of this annual report on Form 10-K/A. A description of this weakness and the remediation measures that have been and are being undertaken by us is set forth in Item 9A, “Controls and Procedures,” of this annual report on Form 10-K/A.

Set forth below is a summary of our current policy and procedures regarding cost of access accounting after giving effect to changes made in light of our cost of access review. This summary reflects significant changes in the processes utilized to validate the monthly estimates of the cost of access accrual produced by our underlying cost of access expense estimation processes in North America. Except for the implementation of the COA Overlay (as defined below), the overall design of our cost of access estimation process remains materially unchanged, although refinements have been made to improve the accuracy of inputs to the process.

Policy and Use of Management Estimates

Our policy is to record access expense as services are provided by vendors. Access costs for switched voice traffic are estimated and expensed based on the volume of access services purchased, as measured by the Company’s internal cost of access expense systems, and the access rates determined by contracts between the Company and its access providers and/or tariff rates obtained from industry data sources. Access costs for leased lines are expensed based on invoice data and on estimates of the impact of circuits acquired or disconnected during the applicable month. We make a preliminary estimate of monthly access costs incurred based on this information. We then adjust this preliminary estimate based on an analysis of historical differences between such preliminary monthly estimates and the comparable amounts determined by the validation procedures described below, including the rebuilding of the cost of access accrual on a 90 day lag basis using aggregate cash payment information. The amount of the adjustment to our preliminary estimate is referred to in this annual report on Form 10-K/A as the “COA Overlay.” The recognition of access costs involves the use of significant management estimates and assumptions and requires reliance on non-financial systems.

The estimation and validation of cost of access expense is extremely complex due to the following: changing regulations regarding access rules and related charges; the frequency of pricing changes in the market; constantly changing traffic patterns; the volume of information and inconsistency or deficiencies in external databases, particularly regarding line ownership information; delays in invoicing by access vendors; and the receipt of multiple invoices from the same vendor. This is particularly true in North America, where approximately 85% of our total access charges were incurred in 2003. Thus, our estimates of access charges are imprecise and may differ from the actual costs for the relevant periods when they are finally settled in the ordinary course of business. As a result of the improved cost of access expense estimation and accrual validation processes reflected in the below summary, we believe that we have now established appropriate reserves for our accrued cost of access liabilities.

Principal Estimation Systems

For switched voice traffic, each month the minutes recorded by our switches (the “minutes of use” or “MOUs”) are multiplied by the estimated rate for those minutes for that month; the result, after adjusting for any applicable COA Overlay, is the usage expense and accrued usage cost recorded for that month. We use proprietary systems to identify, capture, and measure usage-based voice charges in North America using multiple sources of data, including: MOU data recorded by the Company’s switches; vendor identification and rate information in widely used industry databases; rate element estimates for smaller vendors; historical data; and actual contract rates for certain usage-based charges.

For leased lines, each month the expense is calculated based on the number of circuits and the average circuit costs, according to our leased line inventory system, adjusted for contracted rate changes. Our inventory system is based on invoices received from facilities providers, which generally bill in advance of the period in which services are provided, as adjusted to track the daily changes in our circuit inventory due to customer acquisitions and disconnections. An outside service provider assists us in maintaining and managing our circuit inventory.

We monitor the accuracy of our systems to measure network volumes and track circuits, and our rate tables are updated frequently to maintain the accuracy of the rate structure we have with our access providers and per the current regulated tariff rates.

Accounting Entries for Cost of Access

The initial expenses estimated by our cost of access systems are expensed each month in our consolidated financial statements, with a corresponding increase in the cost of access accrual. As invoices for MOUs purchased or access lines leased in North America are received and approved for payment, the Company records balance sheet entries to reduce the accrual and increase accounts payable. Similarly, disbursement of cash to North American access vendors is also a balance sheet entry, reducing accounts payable and cash. Outside of North America, invoices are expensed upon receipt and the related estimates are reversed. This methodology is practicable outside of North America because there are far fewer invoices (particularly manual invoices) and access vendors and a lower level of regulatory complexity in those regions.

Validation of the North American Cost of Access Accrual

A reconciliation of North American cost of access charges at the individual invoice level is impracticable given the magnitude of invoices received (particularly manual invoices), with approximately 15,000 invoices being received each month, the incompatibility of vendor billing information with our cost of access estimation systems, and the high frequency of disputed charges. We therefore use procedures designed to validate the cost of access accrual established by our cost of access estimation systems.

The primary validation procedures now used in North America are: a monthly rebuilding of the cost of access accrual on a 90 day lag basis using aggregate cash payment information from our financial systems; a comparison, by type of expense (e.g., domestic or international MOUs), of the expense estimates produced by our cost of access estimation systems to the actual vouchered amounts billed by major vendors; a corroborative review between experienced and knowledgeable employees in the operational and financial cost of access management organizations; and a statistical analysis of the timing of the receipt and vouchering of cost of access invoices and their related service periods. Due to invoicing delays by access vendors, which result in the receipt of invoices up to 90 days after the end of the month in which services were provided, it is not possible to complete a comprehensive true-up to actual cash payments at the time of the issuance of the Company’s balance sheet within the time frames required by applicable periodic reporting requirements under the Exchange Act. Thus, cost of access accrual estimates are subject to the imprecision discussed above even after giving effect to the application of the Company’s cost of access estimate validation processes. Any mis-estimates reflected in a given balance sheet that are discovered through a subsequent true-up procedure are addressed through change in estimate adjustments made in the preparation of the ensuing balance sheet. We believe that our improved cost of access expense estimation and accrual validation processes allow us to establish appropriate reserves for our accrued cost of access liabilities and that any such change in estimate adjustments will therefore be immaterial.

Disputes

We perform monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of bills, comparing billed rates with rates used by the cost of access expense estimation systems during the cost of access monthly close process, evaluating the trend of invoiced amounts by vendors, and reviewing the types of charges being assessed. These procedures do not include a comparison of invoiced amounts to amounts accrued in the financial statements. If we discover a bill that appears to contain possible inaccuracies in rate or volume data, we record a charge to the cost of access expense and a corresponding increase to the access accrual for the disputed amounts, unless past experience or other corroborating evidence indicates that it is not probable that the Company will ultimately be required to pay. If we ultimately reach an agreement with an access vendor in which we settle a disputed amount for less than the corresponding accrual, we recognize the resultant settlement gain in the period in which the settlement is reached. Previously unaccrued disputes are tracked in a log and reviewed periodically to assess whether a loss has now become probable and reasonably estimable, in which case an accrual is established. We generally withhold payments on all amounts subject to dispute until the dispute is settled.

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

During the year ended December 31, 2001, long-lived tangible and intangible asset impairments of $17.181 billion were recorded to continuing operations in the accompanying consolidated statement of operations. Additional long-lived asset impairments of $2.399 billion were recorded to discontinued operations during the year ended December 31, 2001. These impairment charges were recorded in accordance with SFAS No. 121. See Note 6, “Impairment of Long-Lived Assets,” to the accompanying consolidated financial statements included in this annual report on Form 10-K/A for a further description of these impairment charges.

As discussed in Note 4, “Fresh Start Accounting,” to the accompanying consolidated financial statements included in this annual report on Form 10-K/A, we adopted fresh start accounting upon our emergence from bankruptcy under SOP 90-7, which resulted in a change in the value of our long-lived assets. The change was a result of allocating the reorganization value to our assets and liabilities based upon their estimated fair values.

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

See further discussions in this Item and Note 7, “Restructuring Costs and Related Impairments,” to the accompanying consolidated financial statements included in this annual report on Form 10-K/A, for information on restructuring activities for the period December 10 to December 31, 2003, the period January 1 to December 9, 2003 and the years ended December 31, 2002 and 2001.

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

For a description of our stock-based compensation programs, see Note 25, “Stock Option Plan”, to the accompanying consolidated financial statements included in this annual report on Form 10-K/A.

Comparison of Financial Results

In light of events and circumstances that occurred during the years ended December 31, 2003, 2002 and 2001, the results between periods are not necessarily comparable due to the following factors:

•	As a result of the consummation of the Plan of Reorganization and emergence from bankruptcy on December 9, 2003, we discharged certain pre-petition liabilities subject to compromise, restructured our equity and adopted fresh start accounting in accordance with SOP 90-7. This resulted in recording a gain on settlement of pre-petition liabilities and recapitalization of $23.934 billion and a gain of $1.100 billion related to fresh start accounting adjustments, including the elimination of $1.405 billion in deferred revenue. This adjustment of deferred revenue will decrease revenue in 2004 in excess of $75 million compared to 2003.

•	We filed for bankruptcy protection on January 28, 2002, which had a profound effect on our results, including the cessation of interest accruing on all of our outstanding indebtedness and dividends on outstanding preferred stock; significant reduction of operating expenses through lease and contract rejections resulting from the exercise of our rights under the Bankruptcy Code; improvements in working capital cash flows due to the stay orders of the court applying to our pre-petition liabilities; and erosion of revenues in 2003 and 2002 from levels experienced in 2001 following the bankruptcy filing.

•	Material impairment charges to continuing operations aggregating approximately $17.181 billion during the year ended December 31, 2001 were recorded to long-lived assets which substantially reduced depreciation and amortization expense in the year ended December 31, 2002 compared to prior periods.

•	We restructured our cost environment commencing August 2001, when we made our initial announcement of employee reductions, asset abandonments and real estate portfolio rationalization. The cost restructuring and the January 2002 bankruptcy filing resulted in an overall reduction to cost levels in 2003 and 2002 versus the levels incurred in 2001 and 2000. We have recorded cumulative restructuring costs of $551 million from the commencement of the restructuring activities in August 2001 through December 31, 2003. As a result, other operating expenses were reduced from $2.080 billion in 2001 to $1.208 billion in 2002 to $908 million in 2003. Cash capital expenditures were also significantly reduced from $2.643 billion in 2001 to $281 million in 2002 to $152 million in 2003.

•	We disposed of our web-hosting business, GlobalCenter, on January 10, 2001; our ILEC business on June 29, 2001; and the IPC trading systems business on December 20, 2001. These asset sales had a significant impact on the tax provision and tax benefit reflected in the consolidated statement of operations. The decline in the value of the Exodus Communications, Inc. stock received in connection with the sale of GlobalCenter also contributed significantly to the greater than $2 billion in realized losses recorded by us in 2001 in our investments portfolio. In addition, Asia Global Crossing was abandoned effective November 17, 2002, the date Asia Global Crossing filed for bankruptcy protection. The ILEC business, GlobalCenter, IPC and Asia Global Crossing are all reflected in results from discontinued operations for all periods presented although the dates of disposal occurred at various points throughout the period being discussed below.

•	The performance of the telecommunications industry declined as a whole. As a result of an excess of supply over demand, significant price deflation occurred throughout the period, as discussed further below.

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

Pro Forma Combined Results of Operations for the Year Ended December 31, 2003 and Predecessor Results of Operations for the Year Ended December 31, 2002

The following discussion compares the restated results of operations of Successor and Predecessor on a combined basis for the year ended December 31, 2003 with the historical results of operations of Predecessor for the year ended December 31, 2002. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. The pro forma combined results of operations for the year ended December 31, 2003 combines the results of operations for Predecessor for the period from January 1, 2003 to December 9, 2003 with the results of operations for Successor for the period from December 10, 2003 to December 31, 2003. Such pro forma combined financial information does not reflect the results of operations that either Predecessor or Successor would have achieved for a full 12-month operating cycle in 2003. The pro forma combined financial information for the year ended December 31, 2003 is merely additive and does not give pro forma effect to the Predecessor’s results as if the consummation of the Plan of Reorganization and the related fresh start and other adjustments had occurred at the beginning of the period presented. In addition, Successor has a significantly different capital structure than Predecessor as a result of the reorganization.

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

Operating Expenses. Components of operating expenses for the years ended December 31, 2003 and 2002 were as follows:

	December 31, 2003 (restated)	December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Cost of access and maintenance	$2,094	$2,205	$(111)	(5)%
Other operating expenses	908	1,208	(300)	(25)%
Depreciation and amortization	153	137	16	12%
Termination of ship charter	(15)	—	(15)	NM

Total operating expenses	$3,140	$3,550	$(410)	(12)%

NM—not meaningful

Cost of access and maintenance. Cost of access and maintenance (“COA&M”) primarily includes the following: (i) usage based voice charges paid to local exchange carriers (“LECs”) and interexchange carriers

(“IXCs”) to originate and/or terminate switched voice traffic; (ii) charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; and (iii) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber optic network (“wet maintenance”) and cable landing stations.

	December 31, 2003 (restated)	December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Cost of access	$1,982	$2,047	$(65)	(3)%
Maintenance expenses	112	158	(46)	(29)%

Total COA&M	$2,094	$2,205	$(111)	(5)%

Cost of access decreased as a result of cost of access initiatives (including, but not limited to: shifting suppliers, contract and tariff renegotiations to lower access rates, facility network access optimization including extending the access network closer to the customer as well as migrating lower trunks speeds to higher speeds, switched network access optimization through direct end office trunking and increased review of access charges, special promotions and disputes resolution) to eliminate non-revenue generating usage and negotiate lower cost of access unit prices. Usage based access charges increased $14 million, or 1%, to $1.339 billion in 2003 from $1.325 billion in 2002. The increase in usage based charges was a result of overall unit volume increases and increases in our sales of certain voice products requiring higher levels of usage based access charges, partially offset by pricing reductions negotiated in unit costs, the use of lower-priced alternative access providers and other actions to reduce access costs. As indicated above, the pricing levels for our voice revenues decreased 10% in 2003. However, we were able to execute similar access pricing rate decreases and thereby minimize margin erosion for usage based services. Leased line based usage charges decreased $79 million, or 11%, to $643 million in 2003 from $722 million in 2002. Revenue related to the leased line usage charges decreased at a similar level in 2003. Our leased line revenues are related to our higher margin data services and our cost of access initiatives were successful in maintaining an almost equal decrease in cost of access which helped to increase the overall margin percentage for the data services. In 2004, we expect to continue our cost of access initiatives to reduce costs and improve utilization of our existing leased lines. In addition, with the expected slight decrease in revenues and minor increase in our sales mix to higher margin data services sales, we expect a minor decrease in our cost of access but a slight increase in our telecommunications services segment gross margin and gross margin percentage. Using IP technology to terminate IP calls will also provide savings in the future, as will newly executed commercial access agreements with such carriers as XO Communications, Allegiance and Covad.

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

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. The increase in depreciation and amortization is directly attributable to the impact of depreciating the first post-impairment period (2002) of capital purchases for a full year, along with the depreciation of capital purchases during 2003. In addition, the increase to the carrying value of property and equipment and goodwill and intangibles created as a result of fresh start accounting on the Effective Date also increased depreciation and amortization levels during the intervening period (see Note 4, “Fresh Start Accounting,” to the accompanying consolidated financial statements for further information on the impact to property and equipment and goodwill as a result of fresh start accounting). In 2004, we expect depreciation and amortization to increase as compared with 2003 as a result of

(i) additional capital purchases and (ii) the impact of including a full year’s depreciation and amortization of the revalued property and equipment and intangibles resulting from the fresh start accounting impacts from the Effective Date.

Termination of ship charter. Global Marine was the lessor under a ship charter with an Asian cable-laying operator, which was terminated during 2003. Global Marine received a total of $20 million in cash from the ship charter, a $10 million initial payment in the first quarter and $10 million at the time of formal termination in the third quarter. During the intervening period from the initial payment to the final termination payment, the initial payment served as prepaid sub-charter rent. The unamortized balance of the initial $10 million payment not recognized as sub-charter installation revenue by the time of termination ($5 million), and the final termination payment of $10 million, were recorded as a separate component of operating income in 2003.

Other income statement items. Other significant components of our consolidated statements of operations for the years ended December 31, 2003 and 2002 include the following:

	December 31, 2003 (restated)	December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Interest expense	$(27)	$(75)	$(48)	(64)%
Other income, net	61	204	(143)	(70)%
Reorganizations items, net	(127)	(95)	(32)	(34)%
Gain on settlement of liabilities subject to compromise and recapitalization	23,934	—	23,934	NM
Gain from fresh start accounting adjustments	1,100	—	1,100	NM
Benefit (provision) for income taxes	(6)	102	(108)	NM
Income from discontinued operations	—	950	(950)	(100)%

NM—not meaningful

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

The gain from vendor settlements decreased as the majority of negotiations to settle certain pre-petition liabilities with key network vendors were finalized in 2002. The decrease in deferred finance costs was a result of a complete write-off of them on January 28, 2002 due to the bankruptcy filing in accordance with SOP 90-7. The restructuring charges decreased as we initiated the majority of our restructuring activities in 2001 and 2002. In 2003, we entered into additional restructuring activities, with a smaller impact than in 2002, to further reduce our operating expenses. Following another modest work force reduction in January 2004 and a lease termination near the end of the first quarter 2004, our restructuring efforts are expected to be completed. Professional fees decreased primarily as a result of a reduction in fees in 2003 associated with investigations as compared with 2002 (see Item 3, “Legal Proceedings,” of the Original Form 10-K Filing). The number of retained professional advisors serving the Company and the pre-petition creditors increased in 2003 over 2002 primarily due to the regulatory approval process. However, the monthly run rates of the retained professionals decreased during the second and third quarters of 2003 (the sixth and seventh quarters of the bankruptcy proceedings). Retention plan costs decreased as a result of a decrease in the number of retention plan programs and a lower number of employees being entitled to the retention plans due to restructuring efforts.

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

Gain on settlement of liabilities subject to compromise and recapitalization. On the Effective Date we recognized a $23.934 billion gain on settlement of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the Plan of Reorganization. This included elimination of $16.068 billion of the Predecessor equity structure, settling $8.710 billion of liabilities subject to compromise for cash, restricted cash, and equity of New GCL on the Effective Date of approximately $535 million, including $7 million in cash paid to the liquidating trust, and deferred payment plans totaling $221 million.

Fresh start accounting adjustments. As a result of our adoption of fresh start accounting, upon consummation of the Plan of Reorganization on the Effective Date, we recorded certain adjustments to our assets and liabilities to reflect their fair values. The fresh start adjustments, which resulted in a gain of $1.100 billion, consist of the elimination of $1.405 billion of deferred revenue, elimination of $45 million of other liabilities, establishment of $113 million of intangible assets and a step-up in value of $128 million for property and equipment, net, offset by a write-down of $99 million of other assets and elimination of $415 million of accumulated other comprehensive loss. These amounts were all a result of recording required adjustments to our asset, liability and other equity accounts in order to appropriately allocate our reorganization value and eliminate all accumulated losses of Predecessor in accordance with SOP 90-7.

Benefit (provision) for income taxes. The decrease in tax benefit for income taxes was primarily attributable to recognizing United States income tax refunds during 2002 as a result of loss carrybacks from 2001 and 2002 to prior tax years. No loss carrybacks were available in 2003. The 2003 tax provision is primarily related to minimum taxes in various foreign tax jurisdictions.

Income from discontinued operations. We had no discontinued operations during 2003. During 2002, certain subsidiaries were deemed abandoned due to our loss of control through our equity interest and lack of continuing involvement. The results of such subsidiaries were therefore classified as discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For further information on our discontinued operations see Note 8, “Discontinued Operations and Disposition,” in the accompanying consolidated financial statements.

Successor Results of Operations for the 22-day period from December 10, 2003 to December 31, 2003

Revenue during the 22-day period was $178 million, including $164 million for the telecommunications services segment and $14 million for the installation and maintenance segment. This level of activity was similar to the level of performance earlier in the fourth quarter. Operating expenses totaled $188 million, including $182 million for the telecommunications services segment and $6 million for the installation and maintenance segment. The net loss for the period was $11 million. The results during this short 22-day period are not necessarily indicative of the future performance of the Company over longer periods. No comparable period results for the Predecessor exist. As discussed elsewhere in this Item 7, the Company is continuing and will continue to experience losses subsequent to the reorganization on December 9, 2003. See “Cash Management Impacts and Working Capital” within “Liquidity and Capital Resources” below for a discussion of the cash performance of the Successor during the 22 day period.

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

	Predecessor
	January 1 to December 9, 2003 (restated)	Year ended December 31, 2002	$ Increase/ Decrease	% Increase/ Decrease
	(in millions)
REVENUES:
Commercial	$988	$1,252	$(264)	(21)%
Consumer	26	44	(18)	(41)%
Carrier:
Service revenue	1,507	1,533	(26)	(2)%
Amortization of prior period IRU’s	78	74	4	5%

Total carrier	1,585	1,607	(22)	(1)%

Total telecommunications services segment revenue	2,599	2,903	(304)	(10)%
Total installation and maintenance segment revenue, net of eliminations	155	213	(58)	(27)%

Total revenues	$2,754	$3,116	$(362)	(12)%

OPERATING EXPENSES:
Cost of access and maintenance	$1,969	$2,205	$(236)	(11)%
Other operating expenses	854	1,208	(354)	(29)%
Depreciation and amortization	144	137	7	5%
Termination of ship charter	(15)	—	(15)	NM

Total operating expenses	$2,952	$3,550	$(598)	(17)%

OTHER SIGNIFICANT COMPONENTS OF OUR CONSOLIDATED STATEMENT OF OPERATIONS:
Interest expense	$(24)	$(75)	$(51)	(68)%
Other income, net	59	204	(145)	(71)%
Reorganizations items, net	(127)	(95)	32	34%
Gain on settlement of liabilities subject to compromise and recapitalization	23,934	—	23,934	NM
Gain from fresh start accounting adjustments	1,100	—	1,100	NM
Benefit (provision) for income taxes	(5)	102	(107)	NM
Income from discontinued operations	$—	$950	$(950)	(100)%

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

The gain from vendor settlements decreased as the majority of negotiations to settle certain pre-petition liabilities with key network vendors were finalized in 2002. The decrease in deferred finance costs was a result of a complete write-off of them on January 28, 2002 as a result of the bankruptcy filing in accordance with SOP 90-7. The restructuring charges decreased as we initiated the majority of our restructuring activities in 2001 and 2002. In 2003, we entered into additional restructuring activities, with a smaller impact than in 2002, to further reduce our operating expenses. Professional fees decreased primarily as a result of a reduction in fees in 2003 associated with investigations as compared with 2002 (see Item 3, “Legal Proceedings,” of the Original Form 10-K Filing). The number of retained professional advisors serving the Company and pre-petition creditors increased in 2003 over 2002 primarily due to the regulatory approval process. However, the monthly fee and expense run rates of the retained professionals decreased during the second and third quarters of 2003 (the sixth and seventh quarters of the bankruptcy proceedings). Retention plan costs decreased as a result of a decrease in the number of retention plan programs and a lower number of employees being entitled to the retention plans due to restructuring efforts.

Gain on settlement of liabilities subject to compromise and equity restructuring. On the Effective Date we recognized a $23.934 billion gain on settlement of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the Plan of Reorganization. This included elimination of $16.068 billion of the Predecessor equity structure, settling $8.710 billion of liabilities subject to compromise for cash, restricted cash and equity of New GCL on the Effective Date of approximately $535 million, including $7 million in cash paid to the liquidating trust and deferred payment plans totaling $221 million.

Fresh start accounting adjustments. As a result of our adoption of fresh start accounting, upon consummation of the Plan of Reorganization on the Effective Date, we recorded certain adjustments to our assets and liabilities to reflect their fair values. The fresh start adjustments, which resulted in a gain of $1.100 billion, consist of the elimination of $1.405 billion of deferred revenue, elimination of $45 million of other liabilities, establishment of $113 million of intangible assets and a step-up in value of $128 million for property and equipment, net, offset by a write-down of $99 million of other assets and elimination of $415 million of accumulated other comprehensive loss. These amounts were all a result of recording required adjustments to our asset, liability and other equity accounts in order to appropriately allocate our reorganization value and eliminate all accumulated losses of Predecessor in accordance with SOP 90-7.

Benefit (provision) for income taxes. The movement in the tax benefit for income taxes was primarily attributable to recognizing United States income tax refunds during 2002 as a result of loss carry backs from 2001 and 2002 to prior tax years. No loss carrybacks were available in 2003. The 2003 tax provision is primarily related to minimum taxes in various foreign tax jurisdictions.

Income from discontinued operations. We had no discontinued operations during 2003. During 2002, certain subsidiaries were deemed abandoned due to our loss of control through our equity interest and lack of continuing involvement. The results of such subsidiaries were therefore classified as discontinued operations under Statement of Financial Accounting standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For further information on our discontinued operations see Note 8, “Discontinued Operations and Disposition,” in the accompanying consolidated financial statements.

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

Actual reported revenues for the years ended December 31, 2002 and 2001 reflect the following changes:

	Predecessor
	December 31, 2002	December 31, 2001	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Commercial	$1,252	$1,395	$(143)	(10)%
Consumer	44	110	(66)	(60)%
Carrier:
Service revenue	1,533	1,519	14	1%
Sales type lease revenue	—	18	(18)	(100)%
Amortization of prior period IRUs	74	80	(6)	(8)%

Total carrier	1,607	1,617	(10)	(1)%

Total telecommunications services segment revenue	2,903	3,122	(219)	(7)%
Total installation and maintenance segment revenue, net of eliminations	213	537	(324)	(60)%

Total revenues	$3,116	$3,659	$(543)	(15)%

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

Operating Expenses. Components of operating expenses for the years ended December 31, 2002 and 2001 were as follows:

	Predecessor
	December 31, 2002	December 31, 2001	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Cost of access and maintenance	$2,205	$2,152	$53	2%
Other operating expenses	1,208	2,080	(872)	(42)%
Depreciation and amortization	137	1,548	(1,411)	(91%)
Asset impairment charges	—	17,181	(17,181)	(100)%
Restructuring charges	—	410	(410)	(100)%

Total operating expenses	$3,550	$23,371	$(19,821)	(85)%

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

Other components of our consolidated statements of operations for the years ended December 31, 2002 and 2001 included the following:

	Predecessor
	December 31, 2002	December 31, 2001	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Interest income	$2	$21	$(19)	(90)%
Interest expense	(75)	(506)	(431)	(85)%
Loss from write-down and sale of investments, net	—	(2,041)	(2,041)	(100)%
Other income, net	204	(87)	291	NM
Reorganizations items, net	(95)	—	95	NM
Benefit for income taxes	102	1,847	(1,745)	(94)%
Income (loss) from discontinued operations	950	(1,916)	2,866	NM
Preferred stock dividends	(19)	(238)	(219)	(92)%

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

Liquidity and Capital Resources

Financial Condition and State of Liquidity

The below disclosure regarding our liquidity has not been updated from that set forth in the Original Form 10-K Filing. For updated liquidity disclosure, see Note 33, “Subsequent Events,” to the accompanying consolidated financial statements.

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

On the Effective Date, Global Crossing North America Holdings, Inc. (“GCNAH”), one of Successor’s U.S. subsidiaries, issued $200 million in aggregate principal amount of New Senior Secured Notes to ST Telemedia. On March 12, 2004, ST Telemedia transferred the New Senior Secured Notes to a subsidiary. The notes will mature on the third anniversary of their issuance. Interest accrues at 11% per annum and is due June 15 and December 15 each year.

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

Cash Management Impacts and Working Capital

Condensed Consolidated Statements of Cash Flows

	Successor	Predecessor	Pro forma Combined	Predecessor
	December 10, to December 31, 2003 (restated)	January 1, to December 9, 2003 (restated)	Year Ended December 31, 2003 (restated)	Year Ended December 31, 2002	$ Increase (Decrease)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(11)	$24,739	$24,728	$654	$24,074
Discontinued operations and asset sale gains	—	(1)	(1)	(1,073)	1,072
Reorganization items	—	(24,907)	(24,907)	95	(25,002)
Deferred reorganization costs	(51)	(13)	(64)	—	(64)
Depreciation, amortization, stock compensation and bad debt expense	13	189	202	214	(12)
Amortization revenue of prior period IRU’s	—	(78)	(78)	(74)	(4)
Cash used in reorganization items	(12)	(391)	(403)	(292)	(111)
Other changes in operating assets and liabilities	(17)	120	103	525	(422)

Cash flows provided by (used in) operating activities	(78)	(342)	(420)	49	(469)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(11)	(141)	(152)	(281)	129
Proceeds from sale of fixed assets	9	10	19	62	(43)
Other investing activities	5	(13)	(8)	(16)	8

Cash flows provided by (used in) investing activities	3	(144)	(141)	(235)	94

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Capital & debt infusion—controlling shareholder	—	450	450	—	450
Other	(2)	(20)	(22)	2	(24)

Cash flows provided by (used in) financing activities	(2)	430	428	2	426

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(77)	$(56)	$(133)	$(184)	$51

Our working capital decreased $464 million to a negative working capital of $148 million at December 31, 2003 (Successor) compared to December 31, 2002 (Predecessor) primarily due to the costs and related impacts to our business of the prolonged bankruptcy period, the impacts of the required Effective Date cash flows, fresh start accounting and the cash performance of the business during the year. Unrestricted cash and cash equivalents decreased from $423 million at December 31, 2002 to $290 million at December 31, 2003. This $133 million decline reflects the cash infusion of $450 million from ST Telemedia for a 61.5% equity ownership in New GCL valued at $250 million and to purchase the $200 million 11% New Senior Secured Notes. The prolonged bankruptcy period resulted in 2003 cash outflows in excess of $467 million (including $13 million of restricted cash payments) for payments in connection with the reorganization. On the Effective Date, all of the subject to compromise liabilities totaling $8.710 billion (not included in working capital at December 31, 2002) were settled for unrestricted cash payments of $213 million and an additional $221 million representing deferred reorganization payments remaining beyond emergence as a component within working capital. The December 31, 2003 working capital calculation contains $128 million of such deferred reorganization costs ($42 million additionally remains in long-term liabilities). The Company also incurred cash costs of approximately $190 million during the year relating to real estate restructuring costs, severance-related costs, retention costs and payments to retained professionals of the bankruptcy case. The significant changes in other attributes of the working capital change included a significant reduction in restricted cash, which was $312 million less at December 31, 2003 versus prior year due primarily to the Effective Date restricted cash payments to pre-petition creditors aggregating approximately $322 million (including $309 million in an escrow account representing proceeds of the December 2001 sale of IPC plus interest and $13 million in an account in control of the JPLs; see Note 5 to the accompanying consolidated financial statements) to complete the settlement of the subject to compromise liabilities previously mentioned in accordance with the Plan of Reorganization. Additionally, in fresh start accounting the current portion of deferred revenue was substantially reduced resulting in a December 31, 2003 deferred revenue current portion balance $187 million less than the balance at December 31, 2002. The remaining positive recurring working capital performance of the business, which benefited from cash collections on pre-existing IRU contracts, was more than offset by required capital expenditures of $152 million in the calendar year. The balance of the changes in working capital primarily relate to the $61 million decline in accounts receivable during the year serving as evidence to the Company’s strong collections efforts.

Cash Flow Activity for the 22-Day period ended December 31, 2003—Successor

Cash and cash equivalents declined from $367 million immediately following the Effective Date to $290 million as of December 31, 2003. This net cash outflow was primarily attributable to $63 million of restructuring and reorganization related disbursements during the brief 22-day period, along with $11 million in cash capital expenditures. In late December Global Marine collected $8 million early on a note receivable related to the sale of a vessel that had occurred earlier in 2003. A $15 million installment under the settlement with Microsoft (see Item 3, “Legal Proceedings,” of the Original Form 10-K Filing) was received on December 31, 2003.

Cash Flow Activity for the period January 1, 2003 to December 9, 2003—Predecessor

Cash and cash equivalents declined from $423 million on December 31, 2002 to $367 million immediately following the Effective Date. As depicted in Note 4, “Fresh Start Accounting”, in the accompanying financial statements, cash and cash equivalents at the commencement of the Effective Date was $196 million. During the emergence closing activities the Company received a combined debt and equity infusion of $450 million from ST Telemedia and subsequently disbursed $279 million of that cash to satisfy closing day payment requirements to pre-petition creditors $213 million as previously mentioned, $10 million to fund escrow requirements for existing letters of credit and payments of $56 million to professionals retained in the bankruptcy proceedings and indenture trustee costs. The January 1, 2003 to December 8, 2003 decline in cash of $227 million ($423 million to $196 million) was primarily related to the cash paid for non-Effective Date reorganization costs of $122 million comprised primarily of real estate restructuring costs, severance-related costs, retention costs and payments to retained professionals and cash capital expenditures of $141 million, offset by other positive recurring working capital performance of the business, which benefited from collection of tax refunds and strong collections performance, including collections on pre-existing IRU contracts.

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

A further direct cash flow analysis of 2003 working capital performance reveals that cash collections from telecommunications operations approximated $2.775 billion in 2003 and the installation and maintenance segment collected approximately $195 million in cash during the year from its collection efforts, termination of ship charter ($15 million) and sales of vessels and other marine equipment ($15 million). The telecommunications services segment receipts just mentioned do not include approximately $65 million of collections under IRU contracts during 2003, including $27 million from one customer, which represented the fourth and final installment under a contract that originated in 1999, and approximately $33 million from another customer for whom we are providing significant capacity to on our UK network. In addition, during 2003, the Company’s cash needs due to the bankruptcy and restructuring related costs were assisted by the receipt of significant nonrecurring cash receipts, including $23 million and $20 million related to the Microsoft and Softbank settlements (see Item 3 “Legal Proceedings,” of the Original Form 10-K Filing), respectively, and $35 million in tax refunds.

Cash disbursements for cost of access approximated $2 billion in 2003, which is representative of the continuing strict enforcement of payment terms by our vendors throughout 2003 and a reduction in the access liability of $6 million year over year. Operating cash disbursements (including those relating to the segment’s restructuring efforts) at the installation and maintenance services segment approximated $190 million for 2003. However, the cumulative net cash flow of the above mentioned items was not adequate to cover the 2003 telecommunications services segment operating cash disbursements (including cost of sales, real estate, payroll, 2002 annual bonus costs, third party maintenance and general and administrative costs) of approximately $910 million.

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

Recently Issued Accounting Pronouncements

See Note 5, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.

Inflation

We do not believe that our business is impacted by inflation to a significantly different extent than the general economy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1 of this annual report on Form 10-K/A, “Index to Consolidated Financial Statements and Schedule.”

ITEM 9A. CONTROLS AND PROCEDURES

In March 2004, Grant Thornton completed an audit of our consolidated financial statements as of December 31, 2003 and for the year then ended for inclusion in our original annual report on Form 10-K filed on March 26, 2004 (the “Original Form 10-K Filing”). In connection with such audit, Grant Thornton identified to our Audit Committee and management certain internal control deficiencies, including in the following areas: segregation of duties within a certain subsidiary; information systems logical access; documentation for information technology policies, procedures and standards; development of a comprehensive enterprise-wide business continuity and disaster recovery plan; dependence of a certain subsidiary on an outdated financial application; and customer contract files management. Grant Thornton advised the Audit Committee that they considered these internal control deficiencies in the aggregate to constitute material weaknesses in our internal control over financial reporting. Grant Thornton further advised the Audit Committee that these internal control deficiencies did not affect Grant Thornton’s unqualified report on our consolidated financial statements as of December 31, 2003 and for the year then ended included in the Original Form 10-K Filing.

Prior to the Original Form 10-K Filing on March 26, 2004, management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In connection with such evaluation, management considered the above internal control issues identified by Grant Thornton. While agreeing that the issues identified by Grant Thornton were deficiencies, management and the Audit Committee did not regard those issues, either individually or in the aggregate, as constituting a material weakness in our internal control over financial reporting. The position of management and the Audit Committee was based on their judgment that compensating controls in operation mitigated the possibility that the matters identified by Grant Thornton would adversely affect disclosure controls and procedures or that such matters were inconsequential. Based upon management’s evaluation, our chief executive officer and chief financial officer concluded at that time that disclosure controls and procedures were designed to provide reasonable assurance of meeting their objectives and were effective at a reasonable assurance level as of December 31, 2003. No change in our internal control over financial reporting occurred during the fourth quarter of 2003 that has materially affected, or that was likely to materially affect, our internal control over financial reporting.

To address the matters identified by Grant Thornton, we:

•	implemented a number of additional controls at the relevant subsidiary to reduce the risk from segregation of duties issues, including the separation of cash allocation and bank reconciliation activities from activities such as mail opening, check recording and check deposits;

•	consolidated all security functions under a central organization that reports directly to the Company’s chief information officer and has responsibility for security architecture and operations, audit and compliance, and physical security;

•	took additional measures to strengthen and standardize controls over access to sensitive systems and applications, including implementing new security tools and procedures;

•	made substantial progress towards the implementation of a comprehensive enterprise-wide business continuity and disaster recovery plan, including updating the Company’s business continuity handbook and developing a business continuity template to ensure plans contain complete and accurate information;

•	implemented a web-based centralized customer contract database;

•	developed and, in September 2004, tested, a contingency plan using backup hardware and periodic software and data backups to ensure the continuity of the relevant subsidiary’s outdated financial application until it can be replaced in 2005; and

•	developed comprehensive documentation for information technology policies, procedures and standards and implemented these across the global information technology organization.

We believe that the above measures remediated the matters identified by Grant Thornton.

Subsequent to the filing of the Original Form 10-K Filing, in the course of preparing our financial statements for the first quarter of 2004 in early April 2004, management became concerned about the adequacy of our accrued cost of access liabilities. Cost of access includes usage-based charges paid to other carriers to originate and terminate switched voice traffic and leased line charges for dedicated facilities. Management presented its concerns to the Audit Committee and, at the direction of the Audit Committee, continued its internal review of our accrued cost of access liabilities and cost of access expenses and the related internal control environment. On April 27, 2004, we announced management’s preliminary assessment of the underaccrual of the cost of access liabilities at year-end 2003 and that we expected to restate previously reported financial statements. We also stated that our previously reported financial statements for the years ended December 31, 2003 and 2002 should be disregarded pending the outcome of our review of our cost of access liabilities. On April 29, 2004, we announced that Grant Thornton had notified us that its audit reports dated March 8, 2004, December 23, 2003 and September 10, 2003 covering calendar years 2001, 2002 and 2003 could no longer be relied upon.

On May 3, 2004, we announced that the Audit Committee had retained Deloitte & Touche to conduct an independent investigation of the facts and circumstances surrounding the understatement of the cost of access liabilities and expenses and the causes that may have given rise thereto, including, if relevant, associated internal control issues and issues of management integrity. Deloitte & Touche’s investigation included reading more than 90,000 e-mails and numerous other documents and interviewing 26 employees. On June 21, 2004, we announced that Deloitte & Touche had completed its investigation and that the investigative procedures it performed did not reveal any management integrity issues related to the cost of access liabilities and expenses, or any knowledge by management of an understatement of our accrued cost of access liabilities related to the year-end 2003 financial statements until after the date of the Original Form 10-K Filing. Based upon the investigative procedures it performed, Deloitte & Touche observed that the Company had in place detailed processes and procedures for its cost of access accounting, but that control issues existed with respect to the Company’s cost of access accounting in North America. The processes and procedures relating to cost of access accounting are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Cost of Access Accruals.”

In addition to Deloitte & Touche’s investigation, the Company conducted a review to determine the principal contributing factors that caused the underestimate of cost of access expenses that is the subject of the restatement covered by this annual report on Form 10-K/A. The root causes identified included inaccuracies in third party, industry standard rating databases used to estimate the rates associated with minutes purchased by us from access vendors, the impact of changing traffic routing practices of emerging telecommunications industry competitors on our cost estimation models, our increased reliance on CLECs to originate and terminate traffic, and disparities between the systems used by the Company and its third party service provider to manage fixed line costs.

Based on our own internal review and taking into account the results of Deloitte & Touche’s investigation, we believe that the following control issues surrounding cost of access accounting in North America in the aggregate constituted a material weakness in our internal control over financial reporting: (1) the failure to reconcile estimates of cost of access expenses to vendor invoiced amounts on an aggregate basis; (2) the lack of a clear understanding of cost of access-related processes and procedures and the lack of effective communications among relevant personnel; (3) inadequate documentation of such processes and procedures; (4) an inappropriate focus of cost of access accounting on the balance sheet, with entries flowing through the income statement only indirectly; (5) inaccuracies in the schedules used to help validate the adequacy of the monthly cost of access accrual; and (6) the lack of contemporaneous documentation to support decisions not to accrue for certain disputed amounts.

The Public Company Accounting Oversight Board has defined material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Our conclusion that the above control issues surrounding cost of access accounting in North America constituted a material weakness means that, absent remediation of these issues, there would exist a reasonable possibility of a material misstatement in the cost of access accounts in our financial statements for future periods.

In connection with the preparation of this annual report on Form 10-K/A, management, with the participation of our chief executive officer and chief financial officer, has reevaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Exchange Act. As part of such reevaluation, management considered the cost of access internal control issues identified in Deloitte & Touche’s independent investigation and in management’s own internal review. Based upon management’s reevaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2003.

Based in part on Deloitte & Touche’s observations, our board of directors directed management, under the oversight of the Audit Committee, to continue implementation of appropriate interim and long-term remediation measures to ensure accurate reporting of financial information regarding cost of access. These remediation measures include, among other things: (1) adding systems and procedures for reconciling vendor invoices to accruals for cost of access expenses; (2) conducting a required skill level analysis for cost of access-related functions and supplementing resources accordingly; (3) developing comprehensive documentation of cost of access expense and accrual processes and procedures; (4) improving support tools for estimating and disputing cost of access expenses and training personnel on the use of such tools and on cost of access processes; and (5) reorganizing the cost of access financial organization to improve oversight by appropriate accounting personnel.

Since the discovery in April 2004 of the underaccrual of the cost of access liabilities, the Company has implemented the following remediation measures:

•	We have adopted a new estimate validation system and procedure to allow for a monthly rebuilding of the cost of access accrual on a 90 day lag basis using aggregate vendor invoices and cash payments. This rebuilding of historical cost of access accruals, which allows us to “true-up” our cost of access estimate to aggregate cash payments made to access providers, has also allowed us to confirm that such accruals were not materially understated for periods prior to January 1, 2003. We have also identified additional invoice information within the existing voucher system to improve the monthly cost of access close process, including the use of reports that provide a history of the timing of the receipt/vouchering of invoices and their related service period.

•	We have identified the primary causes that resulted in miscalculations by our cost of access expense estimation systems and have initiated improvements to such estimation systems. We have improved the quality of the databases that feed the estimation systems for voice minutes of use and reconciled disparities between the systems used by the Company and its third party service provider to manage fixed line costs.

•	We have completed workflow documentation for the historical cost of access expense and accrual processes.

•	We have made changes in lines of reporting and personnel responsibilities, including having all finance and accounting functions related to cost of access worldwide report to one vice president who is a certified public accountant and who in turn reports directly to the chief financial officer.

The Company has validated that these new measures improve the accuracy of our estimates and that our actual cost of access expenses recorded are reconciled to third party vendor amounts in the aggregate on a reasonably timely basis (approximately 90 days).

In light of the implementation of these new measures, our chief executive officer and chief financial officer have concluded that the material weakness in internal control over financial reporting relating to our cost of access accounting has been remediated as of the date of the filing of this annual report on Form 10-K/A.

In addition, based on the Company’s internal review and taking into account the results of Deloitte & Touche’s investigation, the Company identified a number of actions, which while not necessary to remediate the material weakness in our internal control over financial reporting, would in the long-term enhance the systems, controls, oversight and efficiency of our cost of access operations.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Global Crossing’s board of directors consists of ten members, all of whom assumed their positions as directors and committee members upon our emergence from bankruptcy. Eight members were appointed by STT Crossing Ltd., our majority shareholder (“STT Crossing”), which is a subsidiary of Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”). References to the “STT Shareholder Group” herein mean ST Telemedia and any of its subsidiaries that are shareholders of the Company from time to time. The remaining two members of the board were appointed by the Creditors Committee (the “Creditors Committee”) in our bankruptcy proceedings. Each director appointed by the STT Shareholder Group has a term of three years unless earlier removed by the STT Shareholder Group. The directors appointed by the Creditors Committee will serve as directors until the second anniversary of our emergence from bankruptcy, December 9, 2005.

Our bye-laws provide that the STT Shareholder Group will be able to appoint up to eight directors to our board based upon the STT Shareholder Group’s percentage ownership of our stock at any given time. This right of the STT Shareholder Group to designate directors is summarized as follows:

a.	For so long as the STT Shareholder Group owns both Global Crossing common stock and Global Crossing 2.0% Cumulative Senior Convertible Preferred Shares (“Senior Preferred Shares”) representing in the aggregate not less than 50 percent of our outstanding common stock calculated on a fully diluted basis, the STT Shareholder Group will be entitled to appoint eight directors to our board, holding office at any one time, each for a term of three years (which can be renewed).

b.	If the STT Shareholder Group owns both Global Crossing common stock and Global Crossing Senior Preferred Shares representing in the aggregate less than 50 percent, but not less than 35 percent, of our outstanding common stock calculated on a fully diluted basis, the STT Shareholder Group will be entitled to appoint six directors to our board, holding office at any one time, each for a term of three years (which can be renewed).

c.	If the STT Shareholder Group owns both Global Crossing common stock and Global Crossing Senior Preferred Shares representing in the aggregate less than 35 percent, but not less than 20 percent, of our outstanding common stock calculated on a fully diluted basis, the members of the STT Shareholder Group will be entitled to appoint four directors to our board, holding office at any one time, each for a term of three years (which can be renewed).

d.	If the STT Shareholder Group owns both Global Crossing common stock and Global Crossing Senior Preferred Shares representing in the aggregate less than 20 percent of our outstanding common stock calculated on a fully diluted basis, but not less than the lesser of (x) five percent of our outstanding common stock calculated on a fully diluted basis and (y) 50 percent of the number of shares of our common stock (calculated on an as-converted basis) acquired on December 9, 2003 by the members of the STT Shareholder Group in the aggregate, the members of the STT Shareholder Group shall be entitled to appoint two directors to our board, holding office at any one time, each for a term of three years (which can be renewed).

e.	For so long as the STT Shareholder Group is entitled to appoint at least two directors, a director designated by the STT Shareholder Group shall serve as (i) Chairman of the Board, (ii) Chairman of the Audit Committee (to the extent permitted by applicable stock exchange rules), (iii) Chairman of the Compensation Committee, (iv) Chairman of the Executive Committee and (v) Chairman of the Nominating and Corporate Governance Committee.

If the share ownership percentage of the STT Shareholder Group at any time falls below one of the thresholds specified above, then the term of office of the number of directors that the STT Shareholder Group is no longer entitled to appoint shall terminate at the following meeting of Shareholders (whether annual or special).

Our bye-laws also provide that if a Creditors Committee director resigns (or is otherwise unable to serve) during the initial two year term, the other Creditors Committee director appoints his replacement for the balance of the two year term. If both Creditors Committee directors resign (or are otherwise unable to serve) during the initial two year term, the “alternate director” (if any) previously designated by either such Creditors Committee director will serve out the rest of that director’s two year term. If both Creditors Committee directors resign (or are otherwise unable to serve) during the initial two year term and an alternate had not been appointed, then the estate representative (which is handling the remaining affairs of Old GCL) has the right to designate their replacement(s) for the balance of the two year term. After the initial two year terms, the estate representative’s right to appoint and replace these two directors ends and they are subject to election by majority shareholder vote.

The following table sets forth the names, ages and positions of our directors, Executive Committee members and executive officers. Additional biographical information concerning these individuals is provided in the text following the table. The directors’ committee assignments are also set forth below, with the committees further discussed below under “Board Meetings and Committees.”

Name	Age	Position
Lodewijk Christiaan van Wachem	73	Chairman of the Board of Directors [5]
Peter Seah Lim Huat	58	Vice Chairman of the Board of Directors [4]
E.C. “Pete” Aldridge, Jr.	66	Director [1,2,3]
Archie Clemins	60	Director [2,5]
Donald L. Cromer	68	Director [2,4]
Richard R. Erkeneff	68	Director [2,3]
Lee Theng Kiat	51	Director [1,4,5]
Charles Macaluso	60	Director [1]
Michael Rescoe	51	Director [3]
Robert J. Sachs	55	Director [4,5]
Steven T. Clontz	53	Member of Executive Committee
Jeremiah D. Lambert	70	Member of Executive Committee
Jean F.H.P. Mandeville	44	Member of Executive Committee
John J. Legere	46	Chief Executive Officer [1]
David Carey	51	Executive Vice President, Strategic and Corporate Development
Anthony D. Christie	43	Chief Marketing Officer
Daniel J. Enright	44	Executive Vice President, Operations
Paul A. O’Brien	51	Senior Vice President, Global Enterprise
Edward T. Higase	37	Executive Vice President, Worldwide Carrier Services
John B. McShane	42	Executive Vice President and General Counsel
Daniel P. O’Brien	50	Executive Vice President and Chief Financial Officer
José Antonio Ríos	59	Chief Administrative Officer and Chairman of the Board, Global Crossing UK
Jerry Santos	61	Senior Vice President, Corporate Communications
Daniel J. Wagner	39	Chief Information Officer and Executive President, Business Architecture

[1]	- Member, Executive Committee
[2]	- Member, Government Security Committee
[3]	- Member, Audit Committee
[4]	- Member, Compensation Committee
[5]	- Member, Nominating and Corporate Governance Committee

Directors of the Company

Lodewijk Christiaan van Wachem—Mr. Van Wachem is currently chairman of the supervisory board of Royal Philips Electronics N.V., chairman of the board of directors of Zurich Financial Services, and a member of the board of directors of ATCO (Canada) Ltd. and of the executive board of Rand Europe. He became a director of Royal Dutch Shell Group in 1977, president in 1982 and chairman of the committee of managing directors in 1985. He served in that capacity until 1992, when he was appointed chairman of the supervisory board of the Royal Dutch Petroleum Company, a position he held through July 2002. Until 2002 he also served on the supervisory boards of Akzo Nobel, BMW and Bayer as well as on the board of directors of International Business Machines Corp.

Peter Seah Lim Huat—Mr. Seah is president and chief executive officer of Singapore Technologies Pte Ltd (“ST”) and also a member of its board of directors. Before joining ST in December 2001, he was a banker for the prior 33 years, retiring as vice chairman & chief executive officer of Overseas Union Bank in September 2001. Mr. Seah is chairman of SembCorp Industries and Singapore Technologies Engineering. Presently, he also sits on the boards of CapitaLand Limited, Chartered Semiconductor Manufacturing Ltd, StarHub Pte. Ltd. and ST Assembly Test Services in the ST Group. Mr. Seah also serves on the boards of the Government of Singapore Investment Corporation, EDB Investments Pte Ltd, PT Indonesian Satellite Corporation Tbk and Siam Commercial Bank Public Company Limited and is chairman of EDB Ventures. His other appointments include being a member of the Economic Review Committee’s Sub-committee on Policies Related to Taxation, the CPF System, Wages and Land. He is also the vice president of the Singapore Chinese Chamber of Commerce & Industry and the honorary treasurer of Singapore Business Federation Council.

E.C. “Pete” Aldridge, Jr.—Mr. Aldridge currently serves on the boards of Lockheed Martin Corporation and Alion Science and Technology Corporation. From May 2001 until May 2003, Mr. Aldridge served as Under Secretary of Defense for Acquisition, Technology, and Logistics. In this position, he was responsible for all matters relating to U.S. Department of Defense acquisition, research and development, advanced technology, international programs, and the industrial base. Prior to this appointment, Mr. Aldridge served as chief executive officer of the Aerospace Corporation from March 1992 through May 2001; president of McDonnell Douglas Electronic Systems from December 1988 through March 1992; and Secretary of the Air Force from June 1986 through December 1998. Mr. Aldridge has also held numerous other senior positions within the Department of Defense.

Archie Clemins—Mr. Clemins has been, since January 2000, the owner and president of Caribou Technologies, Inc., and, since November 2001, co-owner of TableRock International LLC, both international consulting firms, and concentrates on the transition of commercial technology to the government sectors, both in the United States and Asia. In addition to serving on the boards of other technology corporations, including Extended Systems, Mr. Clemins is the vice chairman of Advanced Electron Beams, Inc., which focuses on low energy electron beam technology, and vice chairman of Positron Systems, Inc., a company whose intellectual property determines the fatigue levels of metals. As an officer of the United States Navy from 1966 through December 1999, Mr. Clemins’ active duty service included tours on several attack submarines and command of the USS Pogy. Promoted to Flag (General Officer) rank in 1991, he had five follow-on assignments, including Commander, Pacific Fleet Training Command in San Diego, California and Commander, Seventh Fleet, headquartered in Yokosuka, Japan. Mr. Clemins concluded his military career in Hawaii as an Admiral and the 28th Commander of the U. S. Pacific Fleet.

Donald L. Cromer—Mr. Cromer currently acts as a consultant to the U.S. Department of Defense, the United States Air Force and the following companies: The Boeing Company, Booz Allen Hamilton Inc. (a strategy and technology consulting firm) and the Institute for Defense Analysis. He is a trustee of the Aerospace Corporation and a board member of Draper Laboratory, Inc. (a not-for-profit laboratory for applied research, engineering development, education, and technology transfer). He also serves on the boards of the following private companies: Universal Space Network, Vadium, Inc., and Innovative Intelcom Industries. He is also affiliated with the California Space Authority and serves as a member of Aeronautics and Space Engineering

Board of the National Research Council. General Cromer’s military career in the Air Force spanned 32 years. He retired in 1991 as the Commander of Space Division, Los Angeles, CA (the satellite, missile and launch vehicle acquisition center for the Air Force). Subsequent to his retirement, he joined Hughes Space and Communications Company and served as president from 1993 to 1998.

Richard R. Erkeneff—Mr. Erkeneff was, from October 1995 until August 2003, president and chief executive officer of United Industrial Corporation (“UIC”), a company focused on the design and production of defense, training, transportation and energy systems. Mr. Erkeneff has also served as a director of UIC since October 1995. In addition, Mr. Erkeneff was chief executive officer of AAI Corporation (“AAI”), a wholly-owned subsidiary of United Industrial Corporation responsible for the design, manufacture, testing and support of advanced Tactical Unmanned Aerial Vehicles, from November 1993 until August 2003, and president of AAI from November 1993 to January 2003. Prior to joining AAI, Mr. Erkeneff held positions as senior vice president of the Aerospace Group at McDonnell Douglas Corporation, and president and executive vice president of McDonnell Douglas Electronics Systems Company. Mr. Erkeneff is currently a director of United Industrial Corp., a defense and energy company.

Lee Theng Kiat—Mr. Lee has been president and chief executive officer of ST Telemedia since 1994. He joined ST Telemedia in 1985 and has held various senior ST positions including directorships in Legal and Strategic Business Development. In 1993, following ST’s decision to enter the telecommunications sector, Mr. Lee spearheaded the creation of ST Telemedia as a new business area for ST. Mr. Lee, a lawyer by training, began his career as an officer of the Singapore Legal Service, remaining with that entity for more than eight years. Mr. Lee also serves on the boards of the PT Indonesian Satellite Corporation Tbk and Equinix, Inc.

Charles Macaluso—Mr. Macaluso is a founding principal and the chief executive officer of Dorchester Capital Advisors (formerly East Ridge Consulting, Inc.), a management consulting and corporate advisory firm founded in 1996. From March 1996 to June 1998, Mr. Macaluso was a partner at Miller Associates, Inc., a company principally involved in corporate workouts. From 1989 to 1996, Mr. Macaluso was a partner at The Airlie Group, LLP, a fund specializing in leveraged buyout, mezzanine and equity investments. Mr. Macaluso currently serves as chairman of the board for Crescent Public Telephone, Inc. and is the head director of Darling International. He also serves on the boards of directors of RBX Industries and Lazy Days RV Center.

Michael Rescoe—Mr. Rescoe is executive vice president and chief financial officer of the Tennessee Valley Authority (the “TVA”), a federal corporation that is the nation’s largest public power provider, a position he has held since July 2003. Mr. Rescoe was a senior officer and the chief financial officer of 3Com Corporation, a global technology manufacturing company specializing in Internet connection technology for both voice and data applications, from April 2000 until November of 2002. During 1999 and 2000, Mr. Rescoe was associated with Forstman Little, a leveraged buyout firm. Prior thereto, Mr. Rescoe was chief financial officer of PG&E Corporation, a power and natural gas energy holding company, since 1997. For over a dozen years prior to that Mr. Rescoe was a senior investment banker with Kidder, Peabody and a Senior Managing Director of Bear Stearns specializing in strategy and structured financing.

Robert J. Sachs—Mr. Sachs is president and chief executive officer of the National Cable & Telecommunications Association (NCTA), the principal trade association of the Cable Industry in the United States, representing cable television operators, program services, and equipment and service providers. From January 1998 until taking the helm of the NCTA in August 1999, Mr. Sachs had been a principal of Continental Consulting Group, LLC, a consulting firm serving the cable television industry. Prior to co-founding Continental Consulting Group, Mr. Sachs served as senior vice president of corporate and legal affairs for Continental Cablevision, Inc. and its successor, MediaOne.

Executive Committee Members

Steven T. Clontz—Mr. Clontz is President, Chief Executive Officer of Starhub Pte. Ltd. (“Starhub”), having joined in that capacity in January 1999. Mr. Clontz has also served as a director of Starhub since 1999. From December 1995 through December 1998, Mr. Clontz served as Chief Executive Officer, President and a Director of IPC Information Systems, based in New York City. Prior to that, Mr. Clontz worked at BellSouth International, joining in 1987, holding senior executive positions of increasing responsibility, serving the last three years as President Asia-Pacific. Mr. Clontz currently serves as a director of Interdigital Communications Corporation. Mr. Clontz began his career as an engineer with Southern Bell in 1973.

Jeremiah D. Lambert—Mr. Lambert served Old GCL as co-chairman of the Board, chairman of the audit committee and chairman of the special committee on accounting matters, and also served as a member of the compensation committee until December 2003. A Global Crossing director since April 2002, Mr. Lambert served as chairman of the board of directors of Old GCL’s former subsidiary, Asia Global Crossing, Ltd. (“Asia Global Crossing”), from September 2002 through March 2003. Mr. Lambert is a nationally known lawyer whose practice has focused on corporate clients in regulated industries, including those in the electricity, natural gas and telecom sectors. Mr. Lambert served as a senior partner in Shook, Hardy & Bacon L.L.P., from December 1997 until April 2002, when he withdrew to join our board of directors. Prior to that date, Mr. Lambert was the co-founder and chair of Peabody, Lambert & Meyers, P.C., a law firm in Washington, D.C. Mr. Lambert began his legal practice at Cravath, Swaine & Moore in New York City and is a frequent lecturer and author on legal topics.

Jean F.H.P. Mandeville—Mr. Mandeville is Chief Financial Officer of ST Telemedia, having joined in that capacity in July 2002. From January 1998 to June 2002, Mr. Mandeville served in various capacities at British Telecom PLC, including President of Asia Pacific from July 2000 to June 2002, Director of International Development Asia Pacific from June 1999 to July 2000 and GM, Special Projects from January 1998 to July 1999. Mr. Mandeville also previously served on the board of directors of SmarTone HK and LGT Korea, both public companies. Mr. Mandeville has served as a director of Equinix, Inc. since December 2002.

Executive Officers of the Company

John J. Legere—Mr. Legere has been chief executive officer of Global Crossing since October 2001 and has served as a member of the executive committee of the board since December 2003. He also served as a director from October 2001 through December 2003. He served as president and chief executive officer of Asia Global Crossing from February 2000 until January 2002. Mr. Legere has two decades of experience in the telecommunications industry. Prior to joining Asia Global Crossing, he was senior vice president of Dell Computer Corporation and president for Dell’s operations in Europe, the Middle East and Africa from July 1999 until February 2000, and president, Asia-Pacific for Dell from June 1998 until June 1999. From April 1994 to November 1997, Mr. Legere was president and chief executive officer of AT&T Asia/Pacific and spent time also as head of AT&T Global Strategy and Business Development. From 1997 to 1998, he was president of worldwide outsourcing of AT&T Solutions.

David R. Carey—Mr. Carey was named executive vice president, strategy and corporate development of Global Crossing in November 2003. From March 2002 through November 2003, Mr. Carey served as executive vice president, enterprise sales, where he was responsible for overseeing all sales and marketing activities relating to our enterprise customers. From September 1999 through March 2002, Mr. Carey served in numerous capacities at Global Crossing, including senior vice president-operations planning from January 2002 through March 2002; senior vice president-network planning and development, from December 2000 through January 2002; senior vice president-business and network development from January 2000 through December 2000; and senior vice president-business development from September 1999 through January 2000. Before joining Global Crossing, Mr. Carey served as senior vice president, marketing and chief marketing officer for Frontier Corporation’s business lines from October 1997 through September 1999. Prior to that, Mr. Carey spent seven years in the energy industry, serving as president & chief executive officer of LG&E Natural Inc., a subsidiary of LG&E Energy Corp. based in Louisville, Kentucky. Mr. Carey began his career with AT&T. During his 15 years there, he held a wide range of executive positions in marketing, sales, operations and personnel.

Anthony D. Christie—Mr. Christie was named executive vice president and chief marketing officer of Global Crossing in November 2003. From February 2002 through November 2003, Mr. Christie served as senior vice president, global product management, having previously served as senior vice president, business integration and strategic planning from November 2001. Mr. Christie is accountable for global product strategy development, deployment, marketing, profit and loss for all wholesale and retail products for the Company. Prior to joining Global Crossing, Mr. Christie was vice president, business development and strategic planning for Asia Global Crossing from March 2000 through October 2001. In this position, Mr. Christie was accountable for all business and corporate development, joint venture and M&A activities, as well as overall strategic planning for the company. Prior to joining Asia Global Crossing, Mr. Christie was general manager and network vice president at AT&T Solutions in New York City from November 1999 through March 2000, having also held the position of Global Sales and Operations vice president in AT&T’s outsourcing division from June 1998 through November 1999. From June 1997 through June 1998, Mr. Christie was a Sloan Fellow at MIT. Prior thereto, Mr. Christie held positions in AT&T’s International Operations Division that included an assignment as the regional managing director for the Consumer Markets Division in Asia.

Daniel J. Enright—Mr. Enright was named executive vice president, operations in June 2003. In this role, Mr. Enright is responsible for our network architecture, planning and engineering, customer operations, network operations and field operations. Mr. Enright is also responsible for managing our network capital, operating expenses and third party maintenance expenses. Mr. Enright has held other positions at Global Crossing, including senior vice president—global network engineering and operations from March 2002 through June 2003; vice president—global service operations from June 2001 through March 2002; vice president North America engineering and field operations from July 2000 through June 2001; and vice president—North America network and field operations from April 1999 through July 2000. Mr. Enright joined Global Crossing in 1999 from Frontier Communications Services, where he had served since October 1996 as vice president for network operations and service provisioning. In that role, he led the network operations and service provisioning team during the construction of Frontier’s nationwide fiber-optic network. Prior to Frontier, Mr. Enright held various engineering and operations positions at Highland Telephone and Rochester Telephone.

Edward T. Higase—Mr. Higase has been executive vice president, worldwide carrier services of Global Crossing since September 2004, having previously served as executive vice president, carrier sales and marketing for Global Crossing from January 2002 through September 2004. Mr. Higase is responsible for overseeing all sales activities related to our carrier, ISP, and ASP customers worldwide. Mr. Higase previously served as president, carrier services for Asia Global Crossing, from August 2000 to December 2001. Prior to Asia Global Crossing, Mr. Higase was corporate director and general manager from November 1999 to August 2000 of the medium-size business Corporate Accounts Division for Dell Computer Corporation in Japan. Prior to this assignment, he served as corporate director, Dell Online for Asia Pacific from August 1998 to November 1999, where he led the growth of Internet-based transactions in the Asia Pacific Region. Mr. Higase began his career with AT&T in Japan. During his nine years with the company, he held a wide range of senior and executive positions in marketing, sales, and business management across AT&T’s business markets division, consumer markets division, outsourcing unit, and the international business unit.

John B. McShane—Mr. McShane was named executive vice president and general counsel of Global Crossing in March 2002. Mr. McShane oversees and manages all of our legal matters. Prior to his appointment as general counsel, Mr. McShane joined Global Crossing in February 1999 as our European assistant general counsel where he led the negotiations of network infrastructure agreements for the build-out of the PEC network. As assistant general counsel he also had responsibility for the oversight of worldwide sales and telecommunications network outsourcing transactions for Global Crossing’s Solutions business unit and of major vendor supply agreements. Prior to joining Global Crossing, Mr. McShane spent twelve years at several international law firms, including positions as an associate at Simpson Thacher & Bartlett from 1987 through

1996 and as senior counsel at Shearman and Sterling, Cadwalader, Wickersham & Taft, and Brown & Wood, where his main focus was on representing major commercial banks, financial institutions and corporations in connection with a broad range of their corporate, commercial and financing activities.

Daniel P. O’Brien—Mr. O’Brien joined Global Crossing in May 2003 as executive vice president and chief financial officer. Mr. O’Brien previously served as the chief financial officer of Genuity Corporation from June 2000 through February 2003, where he facilitated the company’s sale to Level 3 Communications. Prior to his tenure at Genuity, he spent 17 years in various roles at GTE Corporation. From May 1998 to June 2000 Mr. O’Brien was GTE’s executive vice president and chief financial officer. In that capacity, Mr. O’Brien was centrally involved in the strategic evaluations and the integration and structuring activities leading to the merger of GTE and Bell Atlantic, which formed Verizon. Before joining GTE in a corporate capacity, Mr. O’Brien held several positions with the Electrical Products Group of GTE, including vice president and controller of GTE European Lighting in Geneva, Switzerland. He also served in various financial and management capacities within the manufacturing and chemical industries.

Paul A. O’Brien—Mr. O’Brien has been senior vice president, global enterprise since September 2004, having previously served as senior vice president of enterprise sales from November 2003 through September 2004. Mr. O’Brien is responsible for overseeing all sales and support activities related to our enterprise customers worldwide. He also oversees the conferencing services sales force. Mr. O’Brien has more than 20 years of experience in the telecommunications and IT fields. Prior to joining Global Crossing, he founded the Arden Group in October of 2002, an organization that specializes in providing operations expertise to the global technology/IT industry. From April 1998 through October 1999 he served as the Vice President and General Manager of GTE Internetworking’s IPTelecom startup. He went on to serve as president of GTE Telecom and senior vice president of sales and marketing for GTE-Internetworking from October 1999 to July 2000. He was a member of the company’s management committee. From July 2000 to April 2002 he was the head of sales for Genuity and President of Genuity Telecom, GTE’s Internetworking spin-off. He has also held executive positions at NCR from January 1995 through April 1998, where he was vice president and general manager of the communications industry business unit; Cincinnati Bell Telephone, where he was vice president of marketing from August 1990 through January 1995; and beforehand at AT&T, where he was the New England area manager. He currently serves as the director of EnvoyWorldWide, which provides real-time interaction management services to deliver time-sensitive notifications, enabling customers to streamline supply chains and ensure business continuity. He has attended Dartmouth College’s Amos Tuck Executive Development Program as well as AT&T’s Executive Development Program.

José Antonio Ríos—Mr. Ríos was named chairman of the board of Global Crossing UK in September 2004 and has been chief administrative officer of Global Crossing since November 2002. Mr. Ríos has also served as president of Global Crossing International since May 2001 and as chairman of the board of Global Marine from September 2002 through August 2004. Mr. Ríos has more than 20 years of experience managing a wide range of companies in the technology and media sectors. Prior to joining Global Crossing in February 2001 as president Latin America and corporate senior vice president, Mr. Ríos served as president and CEO of Telefónica Media from June 1999 through August 2000 and president of Atento Worldwide from July 2000 through June 2002. Earlier in his career, Mr. Ríos was the founding president and chief executive officer of Galaxy Latin America (subsequently named DIRECTV™ Latin America), where he was responsible for the planning, development, and launch of DIRECTV™, a division of Hughes Electronics. During his four-year tenure, he was a vice president of Hughes Electronics and a member of its management committee. Mr. Ríos previously served as the first chief operating officer and corporate vice president of the Cisneros Group of Companies. He was also a founding member of its worldwide executive committee. During his 13-year tenure with the Cisneros Group, Mr. Ríos held a succession of increasingly responsible positions, including tenure as a board member or president in over 60 Cisneros companies worldwide. From 2000 to 2002, Mr. Ríos served as chairman of the supervisory board of Endemol Entertainment, Europe’s premier independent TV production company based in Holland and with operations in 28 countries around the world. He also serves on the board of directors of Claxson Interactive Group Inc. and is an active national board member of Operation Smile, a philanthropic organization that provides global medical assistance to children born with facial deformities. In addition, Mr. Ríos serves as a board member of the Inter-American Dialogue’s Latin America Advisor.

Jerry Santos—Mr. Santos was named senior vice president, corporate communications of Global Crossing in October 2001. He manages all aspects of external and internal communications efforts including public relations, marketing communications, employee communications, advertising and branding. Prior to joining Global Crossing, Mr. Santos was vice president of worldwide public relations and communications with Concert Communications from July 1999 through June 2001. Prior to his role at Concert, Mr. Santos held several senior leadership positions in the communications organization within AT&T, most recently as vice president, global communications for AT&T Asia/Pacific from September 1996 through July 1999.

Daniel J. Wagner—Mr. Wagner was named chief information officer and executive vice president—business infrastructure of Global Crossing in January 2004. Mr. Wagner oversees our global information technology function, including operations, telecommunications, development, security, and technology integration. Mr. Wagner served as chief information officer and senior vice president—business information from August 2002 through December 2003. From March 2002 through August 2002 Mr. Wagner served as senior vice president of information technology, real estate, procurement and vendor management. In addition to his corporate responsibilities, Mr. Wagner has served on the board of directors of Global Marine since February 2002. Mr. Wagner has also served as president of Global Crossing Europe from October 2001 through March 2002 and managing director of Global Crossing UK from January 2001 through October 2001. Mr. Wagner served Global Crossing as vice president of business integration for North America following its acquisition of Frontier Communications. While at Frontier, between June 1999 and July 2000, he held several other key management positions, including senior director of finance and integration, and vice president of service delivery. Before joining Frontier in 1994, Mr. Wagner was a management consultant for Andersen Consulting and his own independent firm for several years.

Board Meetings and Committees

Since we emerged from bankruptcy on December 9, 2003, the newly constituted Board of Directors and its committees did not hold any meetings through the end of the year, except for an Executive Committee Meeting held on December 17, 2003. The Board of Directors and various Board committees of our predecessor entity, Old GCL, did, however, meet numerous times during 2003. The former Board of Directors held 41 meetings, 31 of which were telephonic and ten of which were “in-person”. The former Compensation Committee met seven times, with one telephonic and six “in-person” meetings. The former Audit Committee met 27 times, with 20 telephonic and seven “in-person” meetings. The former Special Committee met 16 times, with 12 telephonic and four “in-person” meetings.

We have adopted an ethics policy that applies to all of our directors, officers (including chief executive officer, chief financial officer and any other person performing similar functions) and employees. The policy, together with the charters of our audit committee, compensation committee, nominating and corporate governance committee, executive committee and government security committee can be found on our website at www.globalcrossing.com, or can be mailed to shareholders upon written request to our Corporate Secretary at Wessex House, 45 Reid Street, Hamilton HM12, Bermuda. If a waiver of our ethics policy is granted to any of our directors or executive officers, such waiver will be posted on our website within five days of that waiver being granted.

As a controlled company, we are not required to comply with NASDAQ rules that require listed companies to have a majority of independent directors or nominating and corporate governance and compensation committees composed entirely of independent directors or to have written charters for certain committees addressing specified matters. At such time as we are no longer a “controlled company,” if ever, we will amend our committee charters and change the composition of our committees to ensure compliance with these NASDAQ requirements.

The five standing committees of the Board of the Company are the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Executive Committee and the Government Security Committee. These committees are described in the following paragraphs.

Audit Committee

The Audit Committee consists of Messrs. Rescoe (chairman), Aldridge and Erkeneff, all of whom satisfy the “independence” and other requirements of NASDAQ rules. The Board has determined that Mr. Rescoe, the committee’s chairman, is an “audit committee financial expert” as defined in applicable Securities and Exchange Commission rules. The primary purpose of the Audit Committee is to assist the Board of Directors of the Company in fulfilling its responsibility for the integrity of the Company’s financial reports. To carry out this purpose, the Audit Committee oversees: (A) management’s conduct of the Company’s financial reporting process, including the integrity of the financial statements and other financial information provided by the Company to governmental and regulatory bodies, to shareholders and other security holders, or to other users of such information, (B) the Company’s compliance with legal and regulatory requirements that may have a material impact on the Company’s financial statements, (C) the appointment, qualifications (including independence) and performance of the Company’s independent auditor and the quality of the annual independent audit of the Company’s financial statements, (D) the performance of the Company’s internal audit function and management’s establishment and application of the Company’s systems of internal accounting and financial controls and disclosure controls, and (E) the adequacy of and adherence to (including any waivers granted to officers from adherence to) the Company’s code of business conduct and ethics, and such other matters as are incidental thereto. The Audit Committee also carries out other functions from time to time as assigned to it by the Board. A copy of the charter of the Audit Committee is attached as an exhibit to this annual report on Form 10-K/A.

In carrying out its purpose, the goal of the Audit Committee is to serve as an independent and objective monitor of the Company’s financial reporting process and internal control systems, including the activities of the Company’s independent auditor and internal audit function, and to provide an open avenue of communication with the Board for, and among, the independent auditor, internal audit operations and financial and executive management.

Compensation Committee

The Compensation Committee consists of Messrs. Seah (chairman), Cromer, Lee and Sachs. The primary purpose of the Compensation Committee is to discharge certain responsibilities of the Board related to the compensation of the Company’s “key employees” (as defined by the committee) and related matters. In fulfilling this purpose, the Compensation Committee performs the following functions:

•	Establishes the overall compensation philosophy and policies of the Company, subject to concurrence by the Board.

•	Annually reviews peer company market data to assess the Company’s competitive position for each significant component of key employee compensation.

•	Approves corporate goals and objectives relevant to key employees’ compensation for all key employees other than the CEO and the executive vice presidents (“EVPs”), and recommends those goals and objectives for approval by the Board with respect to the CEO and the EVPs; provided that the Compensation Committee itself approves goals and objectives for awards intended to qualify for an exemption under Section 162(m) of the Internal Revenue Code of 1986, as amended (“Performance-Based Executive Compensation”).

•	Based on an evaluation of the key employees’ performance against those corporate goals and objectives, (i) approves the compensation level for each key employee other than the CEO and the EVPs and (ii) recommends to the Board the compensation level for the CEO and the EVPs; provided that the Compensation Committee itself determines all Performance-Based Executive Compensation.

•	Administers awards and compensation programs and plans intended to qualify as Performance-Based Executive Compensation, including determining performance measures and goals; setting thresholds, targets, and maximum awards; reviewing performance compared to goals; and certifying goal attainment and approving incentive payments.

•	Reviews the key employee compensation programs and equity-based compensation plans to determine whether they are properly coordinated and achieving their intended purpose(s) and makes or recommends any appropriate modifications, including the establishment of new such programs.

•	Grants awards of shares or share options pursuant to the Company’s equity-based plans.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Messrs. van Wachem (chairman), Clemins, Lee and Sachs. The Nominating and Corporate Governance Committee assists the Board of Directors of the Company in fulfilling its responsibility to the shareholders by (i) identifying individuals qualified to serve as directors and recommending that the Board select the nominees for all directorships, whether such directorships are filled by the Board or the shareholders, (ii) developing and recommending to the Board a set of corporate governance guidelines and principles and (iii) reviewing, on a periodic basis, the overall corporate governance of the Company and recommending improvements when necessary.

At this time, as described above, the right to appoint individuals for board membership is currently held by both our majority shareholder, the STT Shareholder Group, and the Creditors Committee directors. These designation rights will in general control the nomination process until either (a) the STT Shareholder Group’s share ownership percentage in the Company changes or (b) the Creditor’s Committee directors’ terms are completed.

Executive Committee

The Executive Committee consists of Messrs. Lee (chairman), Aldridge (with Mr. Erkeneff serving as Mr. Aldridge’s alternate member of the Committee consistent with the alternate director provisions of the Company’s bye-laws), Clontz, Lambert, Legere, Macaluso and Mandeville. The Executive Committee has the power to exercise all the powers of the Board when exigencies or practical considerations prevent the convening of the full Board in a timely manner, subject to such limitations as the Board and/or applicable law may from time to time impose. In addition, the Committee shall meet regularly to review and discuss the strategic direction of and major developments at the Company, and shall advise and make recommendations to management and the Board relating to such matters.

Government Security Committee

The Government Security Committee (the “Security Committee”) consists of Messrs. Aldridge (chairman), Cromer, Clemins and Erkeneff. The Security Committee discharges those responsibilities related to the security of the Company’s domestic United States operations as are required of the Security Committee or its individual members pursuant to the terms of the Network Security Agreement (“NSA”) dated as of September 24, 2003 among the Company, Old GCL, ST Telemedia, the Federal Bureau of Investigation, the United States Department of Justice, the Department of Defense, and the Department of Homeland Security. The NSA, a copy of which is included as an exhibit to our Original Form 10-K Filing, establishes processes and procedures to ensure the security of our U.S. network assets, which include transmission and routing equipment, switches, and associated operational support systems and personnel (referred to in the NSA as the “Domestic Communications Infrastructure”). The Committee shall be comprised solely of directors who are U.S. citizens; who, if not already in possession of U.S. security clearances, shall apply for U.S. security clearances pursuant to Executive Order 12968 immediately upon their appointment to the Security Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Due to a clerical oversight, sales of Old GCL common stock during 2003 were reported late for Dan Enright and Daniel J. Wagner, each of whom was an executive officer of Old GCL and is an executive officer of the

Company. A Form 4 was filed on December 3, 2003 regarding sales of approximately 4,330 shares of Old GCL common stock by revocable family trusts in which Mr. Enright has beneficial ownership rights, which sales occurred on November 6 and December 2, 2003 and yielded combined gross proceeds of approximately one hundred eighteen dollars. A Form 4 was filed on November 21, 2003 regarding Mr. Wagner’s sale of approximately 695 shares of Old GCL common stock held in a Global Crossing executive retirement plan, which sale occurred on May 12, 2003 and yielded gross proceeds of approximately twelve dollars. To the best of our knowledge, no other officer or director of Old GCL or the Company failed to properly report any purchase or sale of Old GCL or the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information concerning compensation paid to the CEO and the four other most highly compensated executive officers (the “Named Executive Officers”) during the fiscal years specified.

	Annual Compensation				Long-Term Compensation			All Other Compensation(4)
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation(2)	Restricted Stock Award(s)	Securities Underlying Options/ SARs(3)	LTIP Payouts
John J. Legere*	2003	$1,087,356	$4,028,000	$157,335	—	325,000	—
Chief Executive Officer	2002	850,208	3,940,000	14,834,381	—
	2001	704,545	6,910,168	6,572,670	—	6,000,000	—

Jose Antonio Rios**	2003	$494,253	$195,000	$1,068,623	—	110,000	—
Chief Administrative Officer	2002	500,000	1,070,000	1,111,903	—	—
and President, Global Crossing	2001	416,667	—	121,496	—	1,900,000	—
International

Daniel J. Enright	2003	$290,014	$297,500	$523	—	50,000	—	$2,400
Executive Vice President,	2002	248,964	290,380	523	—	—	—	112,586
Global Operations	2001	222,610	—	550	—	52,500	—	8,828

Edward T. Higase***	2003	$355,862	$108,000	$431,959	—	50,000	—	—
Executive Vice President,	2002	360,165	581,400	95,674	—	—	—
Carrier Sales and Marketing	2001	253,323	260,828		—	425,000	—

Anthony D. Christie****	2003	$321,264	$97,500	$93,037	—	50,000	—	$4,727
Chief Marketing Officer	2002	325,000	524,495	16,187	—	—	—	6,052
	2001	282,500	200,000	91,003	—	200,000	—	6,425

*	Mr. Legere was chief executive officer of Asia Global Crossing from February 2000 through January 2002, and has been Global Crossing’s chief executive officer since October 2001. Compensation listed for Mr. Legere includes compensation with respect to his employment at both companies.
**	Mr. Ríos commenced employment in March 2001.
***	Mr. Higase’s compensation reflects amounts received while employed by Asia Global Crossing until his transfer to Global Crossing in January 2002 and by Global Crossing thereafter. Mr. Higase’s 2001 and portions of his 2002 compensation were paid in Hong Kong dollars and are reflected in this table in U.S. dollars after conversion based on the year-end 2001 exchange rate.
****	Mr. Christie’s compensation reflects amounts received while employed by Asia Global Crossing until his transfer to Global Crossing in November 2001 and by Global Crossing thereafter.
(1)	The amounts in this column generally represent corporate annual, quarterly and retention bonuses for executives. In addition:

•	Mr. Legere’s 2003 bonus includes a Contingent Performance Fee of $2,700,000 and a retention bonus of $800,000 (both of which are described below under “Certain Compensation Arrangements”).

•	Mr. Legere’s 2002 bonus includes three retention bonus payments of $800,000 each, as required by his “Bankruptcy Period Employment Agreement” (as described below under “Certain Compensation Arrangements”).

•	Mr. Legere’s 2001 bonus represents a signing bonus of $6,910,168 ($3,500,000 net of taxes).

•	Mr. Enright’s 2003 bonus includes a one-time retention bonus of $200,000.

•	The 2003 bonuses of the Named Executive Officers include the following one-time bonuses relating to our December 9, 2003 emergence from bankruptcy, which were paid on January 15, 2004: $528,000 for Mr. Legere, $195,000 for Mr. Rios, $97,500 for Mr. Enright, $108,000 for Mr. Higase and $97,500 for Mr. Christie.

(2)	The amounts in this column include the following:

•	Loan forgiveness for Mr. Legere of $5,000,000 in 2001 and $10,000,000 in 2002 as required by his “October 3, 2001 Employment Agreement” (as defined below under “Certain Compensation Arrangements”); and for Mr. Ríos of $1,000,000 in 2002 and $1,000,000 in 2003.

•	Tax payments and related tax gross-up payments for Mr. Legere of $934,101 in 2001, $4,786,293 in 2002 and $2,277 in 2003; for Mr. Higase of $95,674 in 2002 and $376,997 in 2003; and for Mr. Christie of $25,533 in 2001.

•	The value of imputed interest for Mr. Legere in the amount of $587,934 in 2001 and $10,789 in 2002 and for Mr. Rios of $121,083 in 2001, $111,380 in 2002 and $68,100 in 2003.

•	Cost of living allowances for Mr. Legere of $37,035 in 2002 and for Mr. Christie of $42,054 in 2001 and $3,413 in 2002.

•	Relocation payments for Mr. Christie of $23,417 in 2001, $12,511 in 2002 and $92,774 in 2003.

•	Temporary living expenses for Mr. Legere of $152,732 in 2003.

•	Auto and living expenses for Mr. Higase of $54,500 in 2003.

(3)	The options issued in 2003 were issued by the Company. The options issued in 2001 were issued by Old GCL, in the case of Messrs. Ríos and Enright and 5 million of the options issued to Mr. Legere, and by Asia Global Crossing, in the case of Messrs. Higase and Christie and 1 million of the options issued to Mr. Legere.
(4)	The amounts in this column represent 401(k) plan matches and Supplemental Retirement Savings Plan (“SRSP”) payments, except that Mr. Enright’s 2002 amount also reflects a SRSP withdrawal of $109,211 (which amount is net of a $12,135 early withdrawal penalty). The purpose of the SRSP is to afford eligible employees the opportunity to defer into the SRSP the contributions that otherwise would have been permitted to be deferred into a 401(k) or other similar employee retirement savings plan, but for certain contribution or compensation limits imposed by the Internal Revenue Code.

Option Grants in Last Fiscal Year

The table below sets forth information concerning options granted to the Named Executive Officers during the 2003 fiscal year.

	Individual Grants
Name	Number of Securities Underlying Options Granted*	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date	Grant Date Present Value
John J. Legere Chief Executive Officer	325,000	14.8%	$10.16	December 9, 2013	$9,311,250	**

Jose Antonio Rios Chief Administrative Officer and President, Global Crossing International	110,000	5.0%	$10.16	December 9, 2013	$3,151,500	**

Daniel J. Enright Executive Vice President, Global Operations	50,000	2.3%	$10.16	December 9, 2013	$1,432,500	**

Edward T. Higase Executive Vice President, Carrier Sales and Marketing	50,000	2.3%	$10.16	December 9, 2013	$1,432,500	**

Anthony D. Christie Chief Marketing Officer	50,000	2.3%	$10.16	December 9, 2013	$1,432,500	**

*	The options vest in three annual installments, commencing on the first anniversary of the date granted.
**	The grant date present value is calculated using the Black Scholes model with the following assumptions: (a) fair value of the common stock on December 9, 2003 of $35.00 per share, which was the closing price of the Company’s common stock on December 10, 2003, the first day of trading of such shares on the over-the-counter market; (b) volatility of 70%; (c) no dividends; (d) five (5) year average life of options; and (e) discount rate/bond yield of 3.25%. The $10.16 exercise price was based on the price paid per share of common stock by the STT Shareholder Group pursuant to our plan of reorganization.

Aggregated	Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The table below sets forth information concerning exercises of stock options by the Named Executive Officers during the 2003 fiscal year and the fiscal year-end value of such executive officers’ unexercised options.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year End*	Value of Unexercised In-The- Money Options At Fiscal Year End**
			No. of Unexercisable Options	Value of Unexercisable Options
John J. Legere Chief Executive Officer	0	$0.00	325,000	$6,773,000

Jose Antonio Rios Chief Administrative Officer and President, Global Crossing International	0	$0.00	110,000	$2,292,400

Daniel J. Enright Executive Vice President, Global Operations	0	$0.00	50,000	$1,042,000

Edward T. Higase Executive Vice President, Carrier Sales and Marketing	0	$0.00	50,000	$1,042,000

Anthony D. Christie Chief Marketing Officer	0	$0.00	50,000	$1,042,000

*	No options are currently exercisable
**	The fair market value of the common stock on December 31, 2003 was $31.00 per share, with an option exercise price of $10.16 per share.

Compensation Committee Interlocks and Insider Participation

From January 1, 2003 through December 9, 2003, Alice Kane, Jerry Lambert and Myron Ullman served on the Compensation Committee of the Board of Directors of Old GCL. During the balance of 2003, Peter Seah Lim Huat, Donald Cromer, Lee Theng Kiat and Robert Sachs served on the Compensation Committee of the Board of Directors of the Company. None of these individuals had any relationships with the Company requiring disclosure under Securities and Exchange Commission rules. Mr. Seah is president and chief executive officer of Singapore Technologies Pte Ltd and Mr. Lee is president and chief executive officer of ST Telemedia, which are both indirect parent entities of the Company. Also see Item 13, “Certain Relationships and Related Transactions.”

Certain Compensation Arrangements

On October 3, 2001, we hired Mr. Legere as our chief executive officer. Until Mr. Legere’s employment with Asia Global Crossing terminated on January 11, 2002, Mr. Legere also continued at the same time to serve as chief executive officer of Asia Global Crossing, then still a subsidiary of Old GCL. On the date of his hiring, Mr. Legere’s employment agreement with Asia Global Crossing was effectively amended and restated in a new employment agreement among us, Asia Global Crossing and Mr. Legere (the “October 3, 2001 Employment Agreement”); provided that Asia Global Crossing’s obligations under Mr. Legere’s previously existing February 12, 2000 employment agreement with Asia Global Crossing technically continued, with any compensation paid under that agreement being offset against the employers’ obligations under the October 3, 2001 Employment Agreement.

The October 3, 2001 Employment Agreement provided for a three-year term and a base salary of $1.1 million, a target annual bonus of $1.375 million, a signing bonus in the net after-tax amount of $3.5 million, and 5 million options to purchase Old GCL common stock. The agreement also changed the terms applicable to the $10 million balance then outstanding on Mr. Legere’s promissory note to Asia Global Crossing. Specifically, Old GCL agreed to pay after-tax amounts sufficient to cover all taxes attributable to the forgiveness of Mr. Legere’s loan. These tax-related payments in respect of the three $5 million installments were payable on January 1, 2002, October 1, 2002 and February 1, 2003, respectively. The tax-related payment in respect of the forgiveness of the first $5 million installment was made by the Company on or about January 1, 2002. This payment, in the amount of approximately $4.8 million, also included a tax gross-up in respect of interest imputed on Mr. Legere’s loan in 2001. The $10 million loan balance was forgiven in full in connection with the termination of Mr. Legere’s employment by Asia Global Crossing on January 11, 2002. No tax-related payment was ever made in respect of the forgiveness of the $10 million balance of Mr. Legere’s loan.

After Old GCL’s January 28, 2002 bankruptcy filing, on April 8, 2002, Old GCL filed a motion to assume the October 31, 2001 Employment Agreement, subject to certain modifications, including a temporary voluntary 30% reduction in Mr. Legere’s base salary. Mr. Legere’s employment agreement was the subject of extensive negotiation and review by the creditors committee and the agent for Old GCL’s bank lenders. Numerous additional concessions were made by Mr. Legere in order to attain the approval of the creditors, including the tying of Mr. Legere’s annual bonus opportunity to the attainment of specified corporate and individual performance goals subject to the approval of the creditors committee and the bank lenders, and the waiver of certain relocation expenses and certain additional severance, retention and other benefits, including the tax-related payments referenced above that would have totaled approximately $8.8 million in respect of the $10 million of Mr. Legere’s loan forgiven on January 11, 2002. In light of these concessions, the agreement provided Mr. Legere with (1) a $3.2 million retention bonus payable in four equal installments on June 4, 2002, July 31, 2002, October 31, 2002 and January 31, 2003 and (2) the opportunity to earn a performance fee of up to $4 million based on the value to be received by the creditors of the Company in its chapter 11 reorganization (the “Contingent Performance Fee”). The Bankruptcy Court approved the assumption of the modified employment agreement (the “Bankruptcy Period Employment Agreement”) on May 31, 2002. The $3.2 million retention bonus payments were made by the Company to Mr. Legere on the dates specified above.

Upon our emergence from bankruptcy, we entered into a new employment agreement with Mr. Legere (the “Emergence Employment Agreement”). This agreement superseded the prior employment agreement Old GCL had with Mr. Legere, except with respect to certain rights Mr. Legere had under that agreement relating to indemnification, liability insurance and the resolution of disputes thereunder.

The Emergence Employment Agreement: (1) provides Mr. Legere with an annual base salary of $1.1 million and a target annual bonus of $1.1 million; (2) entitles Mr. Legere to attend all meetings of our Board of Directors and to receive all materials provided to the members of the Board, subject to certain limited exceptions; (3) extends the term of the agreement through the fourth anniversary of December 9, 2003 (the date on which the agreement became effective); (4) entitled Mr. Legere to a $2.7 million bonus payable on December 9, 2003 but superseded any rights he would otherwise have had under his prior employment agreement in respect of the Contingent Performance Fee; (5) entitled Mr. Legere to an initial grant of options to purchase 325,000 shares of our common stock, such options to vest in full upon termination of Mr. Legere’s employment by the Company without “cause” or upon Mr. Legere’s death, “disability” or resignation for “good reason” (as such quoted terms are defined in the agreement; such terms being collectively referred to as “Designated Terminations”); (6) provides for the payment of severance to Mr. Legere in the event of a Designated Termination in an amount ranging from one to three times the sum of Mr. Legere’s base salary and target annual bonus, depending on the date of such termination, plus certain other benefits and payments; and (7) entitles Mr. Legere to reimbursement (on an after-tax basis) for certain excise taxes should they apply to payments made to Mr. Legere by the Company. The Emergence Employment Agreement is filed as an exhibit to our 2003 annual report on Form 10-K. Mr. Legere is the only Named Executive Officer of the Company with an employment agreement.

In connection with our emergence from bankruptcy, we adopted the Global Crossing Limited Key Management Protection Plan. This plan provides enhanced severance benefits for executive officers and certain other of our key employees. With respect to each of John Legere, José Antonio Ríos, Dan Enright, Ted Higase and Anthony Christie, if his employment is terminated by us (other than for cause or by reason of death or disability), or he terminates employment for “good reason” (generally, an unfavorable change in employment status or compensation), the plan entitles him to receive (i) a lump sum payment equal to two times (three times in the case of Mr. Legere) the sum of his annual base salary plus guideline bonus opportunity (reduced by any cash severance benefit otherwise paid to the executive under any applicable severance plan or other severance arrangement), (ii) a prorated annual target bonus for the year in which the termination occurs, (iii) continuation of his life and health insurance coverages for up to two years (three years in the case of Mr. Legere) and (iv) payment for outplacement services in an amount not to exceed 30% of his base salary. The Global Crossing Limited Key Management Protection Plan is filed as an exhibit to our 2003 annual report on Form 10-K.

Compensation of Outside Directors

Each director who is not an employee of the Company and its subsidiaries receives cash compensation of $5,000 for each meeting of the Board of Directors attended in person and $2,500 for each such meeting attended telephonically. Each director who is not an employee of the Company and its subsidiaries also receives cash compensation for attendance at each meeting of a committee of the Board of Directors of which he or she is a member, $2,500 for each meeting attended in person and $1,250 for each such meeting attended telephonically. Executive Committee members, whether or not they are directors of the Company, receive fees consistent with those received by committee members, as described above.

In addition, each non-employee director, each non-employee chairman of a board committee and the members of the Government Security Committee also receive annual retainers in accordance with the following schedule:

Board Chairman Retainer—$100,000

Board Vice Chairman Retainer—$75,000

Retainer for Other Members of Board or Executive Committee—$50,000

Additional Retainer for Government Security Committee Members—$45,000

Additional Committee Chair Retainers -

•	Audit—$20,000
•	Compensation—$15,000
•	Nominating and Corporate Governance—$10,000
•	Executive—$10,000
•	Government Security—$10,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 1, 2004, certain information regarding the beneficial ownership of the Company’s common stock by (1) each person or entity who is known by us to beneficially own 5% or more of our voting common stock, (2) each of our directors and Executive Committee members, (3) each of our executive officers named in the Summary Compensation Table under the heading “Executive Compensation” above and (4) all of our directors, Executive Committee members and executive officers as a group. To our knowledge, each such shareholder has sole voting and investment power with respect to the shares shown, unless otherwise noted. For purposes of this table, an individual is deemed to have sole beneficial ownership of securities owned jointly with such individual’s spouse. Amounts appearing in the table below include (1) all shares of common stock outstanding as of September 1, 2004 and (2) all shares of common stock issuable upon the exercise of options, warrants or other rights within 60 days of September 1, 2004.

Beneficial Ownership of Common Stock

	Number of Shares(1)	Percentage of Class
STT Crossing Ltd.(2)	24,600,000	61.5%
Carlos Slim Helu, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, Maria Soumaya Slim Domit, Vanessa Paola Slim Domit and Johanna Monique Slim Domit (the “Slim Family”)(3)	4,380,000	10.95%
Richard Rainwater (4)	3,235,000	8.09%
Lodewijk Christiaan van Wachem	—	*
Peter Seah Lim Huat	—	*
E.C. “Pete” Aldridge, Jr.	—	*
Donald L. Cromer	—	*
Archie Clemins	—	*
Richard R. Erkeneff	1,500	*
Lee Theng Kiat	—	*
Charles Macaluso	—	*
Michael Rescoe	—	*
Robert J. Sachs	—	*
Steven T. Clontz	—	*
Jean F.H.P. Mandeville	—	*
Jeremiah D. Lambert	—	*
John J. Legere	—	*
Jose Antonio Rios	—	*
Daniel J. Enright	—	*
Edward T. Higase	—	*
Anthony D. Christie	—	*
All directors, Executive Committee members and executive officers as a group (23 persons)	1,500	*

*	Percentage of shares beneficially owned does not exceed one percent.
(1)

As of September 1, 2004, 22,000,000 shares of common stock and 18,000,000 Senior Preferred Shares were issued and outstanding. The Senior Preferred Shares are convertible into common stock of the Company on one-for-one basis (subject to adjustment). Together, the common stock and Senior Preferred Shares held by the STT Shareholder Group constitute 61.5% of the outstanding voting stock of the Company. The provisions governing the conversion rights of the Senior Preferred Shares can be found in the “Certificate of Designations” filed as Exhibit 4.2 to the Original Form 10-K Filing.

(2)	Based on information provided in Form 13D-A/2 filed by such shareholders on May 26, 2004. STT Crossing is an indirect subsidiary of Temasek Holdings (Private) Limited (“Temasek”), its ultimate parent entity, and is located at 51 Cuppage Road, #09-01, Starhub Centre, Singapore 229469. STT Crossing owns 6,600,000 common shares and all 18,000,000 Senior Preferred Shares of the Company. Temasek, through its ultimate ownership of STT Crossing, may be deemed to have voting and dispositive power over the shares; however, pursuant to Rule 13d-4 under the Exchange Act, Temasek expressly disclaims beneficial ownership of such shares.
(3)	Based on information provided in Amendment No. 2 to Schedule 13G filed by such shareholders on April 14, 2004 and on Form 4 filed by such shareholders on July 30, 2004. The members of the Slim Family have an address at Paseo de Las Palmas #736, Colonia Lomas de Chapultepec, 11000 Mexico, D.F., Mexico and have shared voting and dispositive power with respect to these shares. The members of the Slim Family are beneficiaries of a Mexican trust which in turn owns all of the outstanding voting securities of Inmobiliaria Carso, S.A. de C.V (“Inmobiliaria”). Inmobiliaria is a holding company with interests in the real estate industry, and is the sole member of Orient Star Holdings LLC (“Orient Star”), which holds 3,990,000 shares of common stock of the Company. Orient Star is a Delaware limited liability company with portfolio investments in various companies. The other 390,000 shares of common stock of the Company beneficially owned by the Slim Family are held by Carso Global Telecom S.A. de C.V., the majority of the outstanding voting equity securities of which are beneficially owned by the members of the Slim Family.
(4)	Based on information provided in Amendment No. 1 to Schedule 13D filed by such shareholder on September 21, 2004. Such shares include (a) 3,126,458 shares owned directly by Mr. Rainwater and (b) 108,542 shares owned by The Richard E. Rainwater Charitable Remainder Unitrust No. 2 (the “Trust”). Mr. Rainwater is the sole trustee of the Trust and in that capacity exercises the power to vote and to dispose of all shares owned by the Trust. Mr. Rainwater may have a pecuniary interest in the shares owned by the Trust. Mr. Rainwater has sole voting and dispositive power with respect to the shares not owned by the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Commercial relationships between the Company and the STT Shareholder Group

During the year ended 2003, Equinix, Inc. (“Equinix”), an affiliate of the STT Shareholder Group, purchased approximately $300,000 of carrier services from Global Crossing Bandwidth, Inc., a subsidiary of the Company. Further, during 2003, Global Crossing Development Co., a subsidiary of the Company, paid Equinix approximately $700,000 for co-location arrangements in the United States. Also see Item 11, “Executive Compensation—Compensation Committee Interlocks and Insider Participation.”

Other relationships between the Company and the STT Shareholder Group

Various contractual arrangements were entered into between the Company and the STT Shareholder Group in connection with the latter’s investments in the Company’s $200 million of senior secured notes issued on December 9, 2003 and in the capital stock of New GCL. The material provisions of the indenture and other agreements governing the terms of such senior secured notes are summarized in Item 7, “Management’s Discussion and Analysis of Financial Condition and results of Operations,” under the heading “Liquidity and Capital Resources—Indebtedness.” The special voting, registration and other rights of the STT Shareholder Group in their capacities as equity holders are summarized in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” of the Original Form 10-K Filing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the fiscal year ended December 31, 2003 by our principal accounting firm for that year, Grant Thornton LLP:

	2003		2002
Audit Fees	$4,490,000	(1)	$7,605,000	(2)
Audit Related Fees	—		12,000	(3)
Tax Fees	—		—
All Other Fees	—		—

Total	$4,490,000		$7,617,000

(1)	Includes $1,623,000 of fees and expenses relating to required audit of emergence date (December 9, 2003) balance sheet. Excludes fees related to the restatement that is the subject of this annual report on Form 10-K/A.
(2)	Represents combined fee to audit both 2001 and 2002 as the two audits were completed simultaneously with audited financial statements for both years being filed concurrently on December 8, 2003 via Form 10-K. This amount also includes $913,000 relating to a separate but related audit of Asia Global Crossing.
(3)	Represents fees and expenses for tax work related to the audit.

The Audit Committee has not adopted pre-approval policies or procedures as described in paragraph (c)(7)(i) of Rule 2-01 of SEC Regulation S-X. Rather, the Audit Committee as a whole approves in advance all audit and non-audit services performed by the Company’s independent accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on October 8, 2004 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN J. LEGERE
John J. Legere Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 8, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

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
Lodewijk Christiaan van Wachem Chairman and Director

S-2

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page
Report of Independent Registered Public Accounting Firm: Grant Thornton LLP	F-2

Consolidated Balance Sheets as of December 31, 2003 (Successor) as restated and December 31, 2002 (Predecessor)	F-3

Consolidated Statements of Operations for the period from December 10, 2003 to December 31, 2003 (Successor) as restated, January 1, 2003 to December 9, 2003 (Predecessor) as restated and the years ended December 31, 2002 (Predecessor) and 2001 (Predecessor)

F-4

Consolidated Statements of Shareholders’ Equity (Deficit) for the period from December 10, 2003 to December 31, 2003 (Successor) as restated, January 1, 2003 to December 9, 2003 (Predecessor) as restated and the years ended December 31, 2002 (Predecessor) and 2001 (Predecessor)

F-5

Consolidated Statements of Cash Flows for the period from December 10, 2003 to December 31, 2003 (Successor) as restated, January 1, 2003 to December 9, 2003 (Predecessor) as restated and the years ended December 31, 2002 (Predecessor) and 2001 (Predecessor)

F-6

Consolidated Statements of Comprehensive Income (Loss) for the period from December 10, 2003 to December 31, 2003 (Successor) as restated, January 1, 2003 to December 9, 2003 (Predecessor) as restated and the years ended December 31, 2002 (Predecessor) and 2001 (Predecessor)

F-7

Notes to Consolidated Financial Statements	F-8

Schedule:

Schedule II—Valuation and Qualifying Accounts	F-97

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on December 26, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization, as amended, which became effective on December 9, 2003. Similarly, on January 3, 2003, the Bermuda Court sanctioned the Schemes (the Bermuda equivalent to confirmation), and the Schemes became effective on December 9, 2003. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 4.

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

As discussed in Note 2, the consolidated financial statements as of December 31, 2003 and for the periods from December 10, 2003 to December 31, 2003 and from January 1, 2003 to December 9, 2003 have been restated to reflect adjustments related to the Company’s cost of access liabilities and cost of access expenses. In addition, the Company has updated its liquidity disclosure in Note 33 - State of Liquidity.

We have also audited Schedule II for the period from December 10, 2003 to December 31, 2003 (Successor Company operations), for the period from January 1, 2003 to December 9, 2003 and the years ended December 31, 2002 and 2001 (Predecessor Company operations). In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP

New York, New York

March 8, 2004 (except with respect to the matters described in the fifth paragraph above, as to which the date is October 8, 2004)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	Successor	Predecessor
	December 31, 2003	December 31, 2002
	(restated)
ASSETS:
Current assets:
Cash and cash equivalents	$290	$423
Restricted cash and cash equivalents	15	327
Accounts receivable, net of allowances of $124 and $134, respectively	421	482
Other current assets and prepaid costs	166	218

Total current assets	892	1,450
Property and equipment, net	1,186	1,059
Intangible assets, net (including goodwill of $13 and $0)	113	—
Other assets	57	126

Total assets	$2,248	$2,635

LIABILITIES:
Current liabilities:
Accounts payable	$143	$141
Accrued cost of access	229	235
Accrued restructuring costs—current portion	32	39
Deferred revenue—current portion	87	274
Deferred reorganization costs—current portion	128	—
Other current liabilities	421	445

Total current liabilities	1,040	1,134

Debt with controlling shareholder	200	—
Obligations under capital leases	200	225
Deferred revenue	148	1,438
Deferred reorganization costs	42	—
Other deferred liabilities	225	193
Liabilities subject to compromise	—	8,662

Total liabilities	1,855	11,652

CUMULATIVE CONVERTIBLE PREFERRED STOCK	—	1,918

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock with controlling shareholder, 45,000,000 shares authorized, par value $0.10 per share, 18,000,000 shares issued and outstanding as of December 31, 2003	2	—
Common stock, 55,000,000 shares authorized, par value $.01 per share, 22,000,000 (6,600,000 with the controlling shareholder) shares issued and outstanding as of December 31, 2003	—	—
Predecessor common stock, 3,000,000,000 shares authorized, par value $0.01 per share, 909,052,691 shares issued and outstanding as of December 31, 2002	—	9
Predecessor treasury stock, 22,033,758 shares as of December 31, 2002	—	(209)
Additional paid-in capital	406	14,350
Accumulated other comprehensive loss	(4)	(344)
Accumulated deficit	(11)	(24,741)

	393	(10,935)

Total liabilities and shareholders’ equity (deficit)	$2,248	$2,635

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
	(restated)	(restated)
REVENUES	$178	$2,754	$3,116	$3,659
OPERATING EXPENSES:
Cost of access and maintenance	125	1,969	2,205	2,152
Other operating expenses	54	854	1,208	2,080
Termination of ship charter	—	(15)	—	—
Depreciation and amortization	9	144	137	1,548
Asset impairment charges	—	—	—	17,181
Restructuring charges	—	—	—	410

	188	2,952	3,550	23,371

OPERATING LOSS	(10)	(198)	(434)	(19,712)

OTHER INCOME (EXPENSE):
Interest income	1	—	2	21
Interest expense	(3)	(24)	(75)	(506)
Loss from write-down and sale of investments, net	—	—	—	(2,041)
Other income, net	2	59	204	(87)

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(10)	(163)	(303)	(22,325)
Reorganization items, net	—	(127)	(95)	—
Gain on settlement of liabilities subject to compromise and recapitalization	—	23,934	—	—
Gain from fresh start adjustments	—	1,100	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10)	24,744	(398)	(22,325)
Benefit (provision) for income taxes	(1)	(5)	102	1,847

INCOME (LOSS) FROM CONTINUING OPERATIONS	(11)	24,739	(296)	(20,478)
Income (loss) from discontinued operations, (net of provision for income taxes of $0, $0, $0, and $496, respectively)	—	—	950	(1,916)

NET INCOME (LOSS)	(11)	24,739	654	(22,394)
Preferred stock dividends	—	—	(19)	(238)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(11)	$24,739	$635	$(22,632)

INCOME (LOSS) PER COMMON SHARE, Basic:
Income (loss) from continuing operations applicable to common shareholders	$(0.50)	$27.20	$(0.35)	$(23.37)

Income (loss) from discontinued operations, net	$—	$—	$1.05	$(2.16)

Income (loss) applicable to common shareholders	$(0.50)	$27.20	$0.70	$(25.53)

Shares used in computing basic income (loss) per share	22,000,000	909,413,046	903,217,277	886,471,473

INCOME (LOSS) PER COMMON SHARE, Diluted:
Income (loss) from continuing operations applicable to common shareholders	$(0.50)	$25.97	$(0.35)	$(23.37)

Income (loss) from discontinued operations, net	$—	$—	$1.05	$(2.16)

Income (loss) applicable to common shareholders	$(0.50)	$25.97	$0.70	$(25.53)

Shares used in computing diluted income (loss) per share	22,000,000	952,459,514	903,217,277	886,471,473

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in millions, except share information)

	Common and Preferred Stock		Treasury Stock		Other Shareholders’ Equity (Deficit)		Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)
Predecessor:
Balance at December 31, 2000	906,339,273	$9	22,033,758	$(209)	$13,848	$(82)	$(3,001)	$10,565
Issuance of common stock from exercise of stock options	5,401,476	—	—	—	20	—	—	20
Reduction of tax benefit on future stock option exercises	—	—	—	—	(33)	—	—	(33)
Issuance of common stock to convert preferred stock	710,752	—	—	—	27	—	—	27
Preferred stock dividends	—	—	—	—	(238)	—	—	(238)
Write-off unused share accrual	—	—	—	—	3	—	—	3
Amortization of compensation expense	—	—	—	—	24	—	—	24
Unrealized loss on securities, net	—	—	—	—	—	(78)	—	(78)
Foreign currency translation adjustment	—	—	—	—	—	(77)	—	(77)
Other	—	—	—	—	(14)	—	—	(14)
Net loss	—	—	—	—	—	—	(22,394)	(22,394)

Balance at December 31, 2001	912,451,501	$9	22,033,758	$(209)	$13,637	$(237)	$(25,395)	$(12,195)
Issuance of common stock to convert preferred stock	18,634,948	—	—	—	797	—	—	797
Preferred stock dividends	—	—	—	—	(19)	—	—	(19)
Write-off preferred stock cost to liquidation value	—	—	—	—	(72)	—	—	(72)
Write-off preferred stock issuance costs	—	—	—	—	(9)	—	—	(9)
Foreign currency translation adjustment	—	—	—	—	—	(65)	—	(65)
Additional minimum pension liability	—	—	—	—	—	(42)	—	(42)
Other	—	—	—	—	16	—	—	16
Net income	—	—	—	—	—	—	654	654

Balance at December 31, 2002	931,086,449	$9	22,033,758	$(209)	$14,350	$(344)	$(24,741)	$(10,935)
Issuance of common stock to convert preferred stock	543,038	—	—	—	24	—	—	24
Foreign currency translation adjustment	—	—	—	—	—	(68)	—	(68)
Additional minimum pension liability	—	—	—	—	—	(3)	—	(3)
Net loss (restated)	—	—	—	—	—	—	(293)	(293)
Impact on Fresh Start Adjustments:
Elimination of accumulated losses (restated)	—	—	—	—	—	—	25,034	25,034
Cancellation of shares in Predecessor	(931,629,487)	(9)	(22,033,758)	209	(14,374)	—	—	(14,174)
Other fresh start adjustments	—	—	—	—	—	415	—	415

Predecessor balance at December 9, 2003	—	$—	—	$—	$—	$—	$—	$—

Successor:
Equity infusion to controlling shareholder:
Issuance of preference shares	18,000,000	2	—	—	181	—	—	183
Issuance of common shares	6,600,000	—	—	—	67	—	—	67
Equity issued to creditors:
Issuance of common shares	15,400,000	—	—	—	157	—	—	157

Successor balance at December 9, 2003	40,000,000	$2	—	$—	$405	$—	$—	$407
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Amortization of stock compensation expense	—	—	—	—	1	—	—	1
Net loss (restated)	—	—	—	—	—	—	(11)	(11)

Balance, December 31, 2003 (restated)	40,000,000	$2	—	$—	$406	$(4)	$(11)	$393

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			2002	2001
	(restated)	(restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(11)	$24,739	$654	$(22,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Loss from discontinued operations	—	—	234	1,590
Loss on sales of discontinued operations	—	—	—	326
Gain on abandonment of Asia Global Crossing	—	—	(1,184)	—
Gain on sale of fixed assets	—	(1)	(57)	—
Restructuring charge	—	—	—	115
Loss from write-down and sale of investments, net	—	—	—	2,041
Impairment of long-lived assets	—	—	—	17,181
Amortization of prior period IRUs	—	(78)	(74)	(80)
Non-cash fresh start adjustments	—	(1,100)	—	—
Gain on settlement of liabilities subject to compromise and recapitalization	—	(23,934)	—	—
Depreciation and amortization	9	144	137	1,548
Reorganization items, net	—	127	95	—
Stock related expenses	1	—	—	21
Provision for doubtful accounts	3	45	77	124
Deferred income taxes	—	—	—	(970)
Deferred reorganization costs	(51)	(13)	—	—
Other	(1)	(12)	(76)	12
Changes in operating assets and liabilities	(16)	132	601	(420)

Net cash provided by (used in) continuing operations	(66)	49	407	(906)
Net cash used in discontinued operations	—	—	(66)	(318)
Net cash used in reorganization items	(12)	(391)	(292)	—

Net cash provided by (used in) operating activities	(78)	(342)	49	(1,224)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(11)	(141)	(281)	(2,643)
Proceeds from sale of ILEC	—	—	—	3,369
Proceeds from sale of fixed assets	9	10	62	—
Investments in and advances to affiliates, net	—	—	—	(75)
Purchases of marketable securities	—	—	—	(12)
Proceeds from sale of marketable securities	—	2	4	124
Proceeds from sale of unconsolidated affiliates	—	—	—	164
Change in restricted cash and cash equivalents	5	(15)	(20)	(12)
Other	—	—	—	(1)

Net cash provided by (used in) investing activities	3	(144)	(235)	914

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Capital infusion by controlling shareholder	—	250	—	—
Proceeds from debt issued to controlling shareholder	—	200	—	—
Proceeds from short-term borrowings	—	—	—	61
Proceeds from long-term debt	—	—	17	4,016
Repayment of long-term debt	—	—	—	(2,630)
Repayment of short-term borrowings	—	—	—	(1,061)
Preferred dividends	—	—	—	(211)
Repayment of capital leases	(1)	(17)	(14)	(36)
Other	(1)	(3)	(1)	12

Net cash provided by (used in) financing activities	(2)	430	2	151

NET DECREASE IN CASH AND CASH EQUIVALENTS	(77)	(56)	(184)	(159)
CASH AND CASH EQUIVALENTS, beginning of period	367	423	607	766

CASH AND CASH EQUIVALENTS, end of period	$290	$367	$423	$607

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years ended
			December 31, 2002	December 31, 2001
	(restated)	(restated)
Net income (loss)	$(11)	$24,739	$654	$(22,394)
Foreign currency translation adjustment	(4)	(68)	(65)	(77)
Unrealized (loss) on securities, net of benefit for income taxes of $49	—	—	—	(78)
Additional minimum pension liability	—	(3)	(42)	—

Comprehensive income (loss)	$(15)	$24,668	$547	$(22,549)

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

The Company’s strategy is to be a premier provider of broadband communications services in commercial centers worldwide. The Company seeks to attain market leadership in global data and Internet Protocol (“IP”) services by taking advantage of its extensive broadband network and technological capabilities. Through its Global Marine Systems Limited (“GMS”) subsidiary, the Company also provides installation and maintenance services for subsea telecommunications systems. Refer to Note 31 for more information on the Company’s results by segment.

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

GMS has experienced significant declines in revenues since 2001 and is expected to experience negative cash flows in 2004. GMS expects to be in default under one financial ratio covenant under two agreements, a capital lease and a ship charter as of June 30, 2004 and in default under a second such financial ratio covenant as of the end of 2004. GMS is in discussions with the counterparties to these agreements to address the expected breaches of such financial covenants, and is discussing with its other principal ship charter creditors a possible restructuring of the payment schedules under its agreements with such creditors. If GMS is unsuccessful in these efforts, these parties could terminate such agreements and accelerate GMS’s required payments there under. Such an action would trigger cross-default provisions in GMS’s other ship charters and capital lease obligations, as well as the cross-default provisions under the indenture for the $200 of senior secured notes (the “New Senior Secured Notes”) issued on the Effective Date and other financing agreements of ours which could accelerate the Company’s repayment of indebtedness (See Note 33).

See Note 33 for updated disclosure regarding the state of the Company’s liquidity.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Cost of access is the Company’s single largest expense. The Company records access expense as services are provided by vendors, rather than upon receipt of invoices. Access costs are estimated and expensed based on the volume of access services purchased, as measured by the Company’s internal cost of access expense systems, and the access rates determined by arms length third party access provider contracts and/or tariff rates obtained from industry data sources. A reconciliation of North American cost of access charges at the individual invoice level is impracticable given the magnitude of invoices (particularly manual invoices), the incompatibility of vendor billing information with the Company’s cost of access estimation systems, and the high frequency of disputed charges. The Company therefore uses procedures to validate the cost of access accrual established by its North American cost of access estimation systems, including an aggregate “true-up” to actual cash payments made to access providers. However, due to invoicing delays by access vendors, which result in the receipt of invoices up to 90 days after the end of the month in which services were provided, it is not possible to complete a comprehensive true-up to actual cash payments at the time of the issuance of the Company’s balance sheet within the time frames required by applicable periodic reporting requirements under the Exchange Act. Further complexity results from the combination of changing regulations regarding access rules and related charges, the frequency of pricing changes in the market, constantly changing traffic patterns, the volume of information and inconsistency or deficiencies in external databases, particularly regarding line ownership information, and the receipt of multiple invoices from the same vendor. As a result, the recognition of access costs represents a significant management estimate that is imprecise and may differ from the actual costs for the relevant periods when they are finally settled in the ordinary course of business. However, the Company believes that its improved cost of access expense estimation and accrual validation processes allow it to establish appropriate reserves for its accrued cost of access liabilities and that any such difference will therefore be immaterial.

In April 2004, in the course of preparing the Company’s condensed consolidated financial statements for the first quarter of 2004, management of the Company became concerned about the adequacy of the Company’s

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

accrued cost of access liabilities. Thereafter, the Company engaged in a process to evaluate and quantify any potential cost of access adjustments. Upon review, including the development of new reports and tools to enable the Company to prepare an aggregate “true-up” to actual cash payments made to access providers after December 31, 2003 in respect of access services provided prior to that date, the Company concluded that its December 31, 2003 accrued cost of access liabilities were understated.

The Company originally believed that the cost of access adjustment necessitated a restatement of prior period financial statements. However, following discussions with its predecessor independent accountants, Grant Thornton LLP (“Grant Thornton”), and with FTI Consulting Inc. (“FTI”), a professional consultant on accounting matters engaged to provide advice regarding the appropriate accounting treatment for the adjustment, the Company determined in late July 2004 that the appropriate accounting treatment was as a change in estimate under Accounting Principles Board Opinion No. 20 “Accounting Changes” (“APBO No. 20”) that should be taken as a charge in the first quarter of 2004. Before arriving at this determination, the Company also considered the position of its current independent accountants, Ernst & Young LLP (“E&Y”), which were of the view that the adjustment should be accounted for as the correction of an error requiring the restatement of previously reported financial statements. Upon reaching its decision, the Company determined that a request to the Staff of the Securities and Exchange Commission (the “SEC”) concerning the appropriate accounting treatment for the adjustment should be made before it issued any financial statements reflecting a change in estimate (or any other) conclusion or made any related filings under the Securities Exchange Act of 1934 (the “Exchange Act”). The Company has since consulted with the Staff of the SEC regarding the appropriate accounting treatment.

After careful analysis and deliberation, the Company has concluded that treatment of this adjustment as the correction of an error under APBO No. 20 is the appropriate accounting treatment and, as such, the Company has restated its previously reported financial statements for the year ended December 31, 2003. The Company’s view, with which Grant Thornton, FTI, E&Y and the Audit Committee concur, is that issues related to internal control over financial reporting relating to cost of access accounting in North America—in particular the failure to make use of available information to conduct an aggregate “true-up” to actual cash payments made to access providers - in the aggregate constituted a material weakness in our internal control over financial reporting within the meaning of Auditing Standard No. 2 adopted by the Public Company Accounting Oversight Board. This material weakness resulted in an adjustment which constituted the correction of an error under APBO No. 20 requiring a restatement of 2003 financial statements.

On September 15, 2004, Grant Thornton advised the Company’s Audit Committee that it could no longer rely on representations made by a senior officer in the Company’s finance department and that it therefore required the performance of additional procedures and additional support for the representations to be given by management to Grant Thornton in connection with the issuance of Grant Thornton’s audit report. The officer was reassigned to a position outside of the Company’s financial reporting function on September 20, 2004 and the Company engaged FTI to assist the Company in performing the additional procedures and providing additional support for management’s representations to Grant Thornton.

The Company has confirmed, through a rebuilding of historical cost of access accruals using aggregate vendor invoiced amounts and actual cash payment data in respect of the relevant time periods, that the required adjustment to cost of access operating expenses for the year ended December 31, 2003 aggregated $67. In addition, there is a separate adjustment for a $12 balance sheet reclassification at December 10, 2003 related to certain pre-petition settlements with access providers that were incorrectly applied to post-petition cost of access

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

liability accounts and due to certain cost of access liability amounts that were incorrectly eliminated in fresh start accounting. No adjustment in respect of such accruals is required for periods prior to January 1, 2003.

The Company examined the cost of access adjustment to determine the principal contributing factors that caused the Company to underestimate its cost of access expenses. The root causes identified by the Company included inaccuracies in third party, industry standard rating databases used to estimate the rates associated with minutes purchased by the Company from access vendors, the impact of changing traffic routing practices of emerging telecommunications industry competitors on the Company’s cost estimation models, the Company’s increased reliance on competitive local exchange carriers (“CLECs”) to originate and terminate traffic, and disparities between the systems used by the Company and its third party service provider to manage fixed line costs. In addition, due to deficiencies in internal control over financial reporting that together constituted a material weakness, including the failure to make use of available information to conduct an aggregate “true-up” to actual cash payments made to access providers, the Company did not prevent the underestimation or detect it on a timely basis.

The Company has restated its previously issued consolidated financial statements as of December 31, 2003 and for the periods January 1, 2003 to December 9, 2003 and December 10, 2003 to December 31, 2003 and as of and for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003. The restatement results in (i) an increase in the cost of access liabilities of $79 from $150 to $229 as of December 31, 2003; (ii) an increase in cost of access expense of $2 for the period December 10, 2003 to December 31, 2003, resulting in an increase in the operating loss for this period from $(8) to $(10) and an increase in the net loss from $(9) to $(11) for this period; and (iii) an increase in cost of access expense of $65 for the period January 1, 2003 to December 9, 2003, resulting in an increase in the operating loss for this period from $(133) to $(198) and an increase in the net loss excluding gains on emergence from bankruptcy from $(230) to $(295). As indicated above, included in the $79 adjustment to the cost of access liabilities at December 31, 2003 is an adjustment for a $12 balance sheet reclassification.

The cost of access adjustments described above have no impact on cash balances for any historical period. However, the Company’s consolidated statements of cash flows have been restated to reflect the impact of the adjustments, which result in changes in individual components of cash used in operating activities. These individual impacts offset each other such that there is no net change in cash used in operating activities.

The following tables set forth the effect of the restatement on the Company’s consolidated balance sheet as of December 31, 2003, the consolidated statements of operations and cash flows for the period December 10, 2003 to December 31, 2003 and for the period from January 1, 2003 and December 9, 2003. The Company has also restated its previously issued condensed consolidated financial statements for the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003 and its previously issued December 9, 2003 balance sheet. See Note 4 to these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONSOLIDATED BALANCE SHEET

AS AT DECEMBER 31, 2003

	Successor
	As Previously Reported	COA Adjustment	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$290	$—	$290
Restricted cash and cash equivalents	15	—	15
Accounts receivable, net of allowances	421	—	421
Other current assets and prepaid costs	166	—	166

Total current assets	892	—	892
Property and equipment, net	1,109	77	1,186
Intangible assets, net	113	—	113
Other assets	57	—	57

Total assets	$2,171	$77	$2,248

LIABILITIES:
Current liabilities:
Accounts payable	$143	$—	$143
Accrued cost of access	150	79	229
Accrued restructuring costs—current portion	32	—	32
Deferred revenue—current portion	87	—	87
Deferred reorganization costs—current portion	128	—	128
Other current liabilities	421	—	421

Total current liabilities	961	79	1,040

Debt with controlling shareholder	200	—	200
Obligations under capital leases	200	—	200
Deferred revenue	148	—	148
Deferred reorganization costs	42	—	42
Other deferred liabilities	225	—	225
Liabilities subject to compromise	—	—	—

Total liabilities	1,776	79	1,855

SHAREHOLDERS’ DEFICIT:
Preferred stock with controlling shareholder, 45,000,000 shares authorized, par value $0.10 per share, 18,000,000 shares issued and outstanding as of December 31, 2003	2	—	2
Common stock, 55,000,000 shares authorized, par value $.01 per share, 22,000,000 (6,600,000 with the controlling shareholder) shares issued and outstanding as of December 31, 2003	—	—	—
Additional paid-in capital	406	—	406
Accumulated other comprehensive loss	(4)	—	(4)
Accumulated deficit	(9)	(2)	(11)

	395	(2)	393

Total liabilities and shareholders’ deficit	$2,171	$77	$2,248

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD DECEMBER 10, 2003 TO DECEMBER 31, 2003

	Successor
	As Previously Reported	COA Adjustment	As Restated
REVENUES	$178	$—	$178
OPERATING EXPENSES:
Cost of access and maintenance	123	2	125
Other operating expenses	54	—	54
Depreciation and amortization	9	—	9

	186	2	188

OPERATING LOSS	(8)	(2)	(10)
OTHER INCOME (EXPENSE):
Interest income	1	—	1
Interest expense	(3)	—	(3)
Other income, net	2	—	2

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8)	(2)	(10)

Provision for income taxes	(1)	—	(1)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(9)	$(2)	$(11)

LOSS PER COMMON SHARE, basic and diluted:
Loss applicable to common shareholders	$(0.41)	$(0.09)	$(0.50)

Shares used in computing basic and diluted loss per share	22,000,000	22,000,000	22,000,000

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 9, 2003

	Predecessor
	As Previously Reported	COA Adjustment	As Restated
REVENUES	$2,754	$—	$2,754
OPERATING EXPENSES:
Cost of access and maintenance	1,904	65	1,969
Other operating expenses	854	—	854
Termination of ship charter	(15)	—	(15)
Depreciation and amortization	144	—	144

	2,887	65	2,952

OPERATING LOSS	(133)	(65)	(198)
OTHER INCOME (EXPENSE):
Interest expense	(24)	—	(24)
Other income, net	59	—	59

LOSS FROM OPERATIONS BEFORE REORGANIZATION ITEMS	(98)	(65)	(163)
Reorganization items, net	(127)	—	(127)
Gain on settlement of liabilities subject to compromise and recapitalization	23,869	65	23,934
Gain from fresh start adjustments	1,100	—	1,100

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	24,744	—	24,744
Provision for income taxes	(5)	—	(5)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$24,739	$—	$24,739

INCOME (LOSS) PER COMMON SHARE, Basic:
Income (loss) applicable to common shareholders	$27.20	—	$27.20

Shares used in computing basic income (loss) per share	909,413,046	909,413,046	909,413,046

INCOME (LOSS) PER COMMON SHARE, Diluted:
Income (loss) applicable to common shareholders	$25.97	—	$25.97

Shares used in computing diluted income (loss) per share	952,459,514	952,459,514	952,459,514

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD DECEMBER 10, 2003 TO DECEMBER 31, 2003

	Successor
	As Previously Reported	COA Adjustment	As Restated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(9)	$(2)	$(11)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	9	—	9
Stock related expenses	1	—	1
Provision for doubtful accounts	3	—	3
Deferred reorganization costs	(51)	—	(51)
Other	(1)	—	(1)
Changes in operating assets and liabilities	(18)	2	(16)

Net cash provided by (used in) operations	(66)	—	(66)
Net cash used in reorganization items	(12)	—	(12)

Net cash used in operating activities	(78)	—	(78)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(11)	—	(11)
Proceeds from sale of fixed assets	9	—	9
Change in restricted cash and cash equivalents	5	—	5

Net cash provided by investing activities	3	—	3

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayment of capital leases	(1)	—	(1)
Other	(1)	—	(1)

Net cash used in financing activities	(2)	—	(2)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(77)	—	(77)
CASH AND CASH EQUIVALENTS, beginning of period	367	—	367

CASH AND CASH EQUIVALENTS, end of period	$290	$—	$290

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 9, 2003

	Predecessor
	As Previously Reported	COA Adjustment	As Restated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$24,739	$—	$24,739
Adjustments to reconcile net income to net cash provided by (used in) operations:
Gain on sale of fixed assets	(1)	—	(1)
Amortization of prior period IRUs	(78)	—	(78)
Non-cash fresh start adjustments	(1,100)	—	(1,100)
Gain on settlement of liabilities subject to compromise and recapitalization	(23,869)	(65)	(23,934)
Depreciation and amortization	144	—	144
Reorganization items, net	127	—	127
Provision for doubtful accounts	45	—	45
Deferred reorganization costs	(13)	—	(13)
Other	(12)	—	(12)
Changes in operating assets and liabilities	67	65	132

Net cash provided by operations	49	—	49
Net cash used in reorganization items	(391)	—	(391)

Net cash used in operating activities	(342)	—	(342)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(141)	—	(141)
Proceeds from sale of fixed assets	10	—	10
Proceeds from sale of marketable securities	2	—	2
Change in restricted cash and cash equivalents	(15)	—	(15)

Net cash used in investing activities	(144)	—	(144)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Capital infusion by controlling shareholder	250	—	250
Proceeds from debt issued to controlling shareholder	200	—	200
Repayment of capital leases	(17)	—	(17)
Other	(3)	—	(3)

Net cash provided by financing activities	430		430

NET DECREASE IN CASH AND CASH EQUIVALENTS	(56)	—	(56)
CASH AND CASH EQUIVALENTS, beginning of period	423	—	423

CASH AND CASH EQUIVALENTS, end of period	$367	$—	$367

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONDENSED CONSOLIDATED BALANCE SHEET

AS AT SEPTEMBER 30, 2003

(UNAUDITED)

	Predecessor
	As Previously Reported	COA Adjustment	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$208	$—	$208
Restricted cash and cash equivalents	332	—	332
Accounts receivable, net of allowances of $138 and $134, respectively	425	—	425
Other current assets and prepaid costs	174	—	174

Total current assets	1,139	—	1,139
Property and equipment, net	1,039	—	1,039
Other assets	133	—	133

Total assets	$2,311	$—	$2,311

LIABILITIES:
Current liabilities:
Accounts payable	$140	$—	$140
Accrued cost of access	199	68	267
Accrued restructuring costs	157	—	157
Deferred revenue—current portion	279	—	279
Other current liabilities	438	—	438

Total current liabilities	1,213	68	1,281
Deferred revenue	1,314	—	1,314
Other deferred liabilities	247	—	247

Total liabilities not subject to compromise	2,774	68	2,842
Liabilities subject to compromise	8,776	(13)	8,763

Total liabilities	11,550	55	11,605

CUMULATIVE CONVERTIBLE PREFERRED STOCK	1,900	—	1,900

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Common stock, 3,000,000,000 shares authorized, par value $.01 per share, 909,463,931 shares issued and outstanding as of September 30, 2003	9	—	9
Treasury Stock, 22,033,758	(209)	—	(209)
Additional paid-in capital	14,368	—	14,368
Accumulated other comprehensive loss	(419)	—	(419)
Accumulated deficit	(24,888)	(55)	(24,943)

	(11,139)	(55)	(11,194)

Total liabilities and shareholders’ deficit	$2,311	$—	$2,311

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

	Predecessor
	As Previously Reported	COA Adjustment	As Restated
REVENUES	$734	$—	$734
OPERATING EXPENSES:
Cost of access and maintenance	511	13	524
Other operating expenses	230	—	230
Termination of ship charter	(15)	—	(15)
Depreciation and amortization	36	—	36

	762	13	775

OPERATING LOSS	(28)	(13)	(41)
OTHER EXPENSE:
Interest expense, net	(7)	—	(7)
Other expense, net	(1)	—	(1)

LOSS FROM OPERATIONS BEFORE INCOME TAXES BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(36)	(13)	(49)
Reorganization items, net	(30)	—	(30)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(66)	(13)	(79)
Provision for income taxes	(1)	—	(1)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(67)	$(13)	$(80)

LOSS PER COMMON SHARE, basic and diluted:
Loss applicable to common shareholders	$(0.07)	$(0.02)	$(0.09)

Shares used in computing basic and diluted loss per share	909,463,931	909,463,931	909,463,931

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

	Predecessor
	As Previously Reported	COA Adjustment	As Restated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(149)	$(55)	$(204)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Non cash other income	(12)	—	(12)
Depreciation and amortization	107	—	107
Reorganization items	40	—	40
Provision for doubtful accounts	38	—	38
Other	7	—	7
Changes in operating assets and liabilities	(7)	55	48

Net cash provided by operations	24	—	24
Net cash used in reorganization items	(112)	—	(112)

Net cash used in operating activities	(88)	—	(88)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:		—
Purchases of property and equipment	(119)	—	(119)
Proceeds from sale of property and equipment	9	—	9
Proceeds for the sale of marketable securities	2	—	2
Change in restricted cash and cash equivalents	(5)	—	(5)

Net cash used in investing activities	(113)	—	(113)

CASH FLOWS USED IN FINANCING ACTIVITIES:		—
Repayment of capital leases	(14)		(14)

Net cash used in financing activities	(14)	—	(14)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(215)	—	(215)
CASH AND CASH EQUIVALENTS, beginning of period	423	—	423

CASH AND CASH EQUIVALENTS, end of period	$208	—	$208

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONDENSED CONSOLIDATED BALANCE SHEET

AS AT JUNE 30, 2003

(UNAUDITED)

	Predecessor
	As Previously Reported	COA Adjustment	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$226	—	$226
Restricted cash and cash equivalents	331	—	331
Accounts receivable, net of allowances of $124 and $134, respectively	452	—	452
Other current assets and prepaid costs	227	—	227

Total current assets	1,236	—	1,236
Property and equipment, net	1,051	—	1,051
Other assets	130	—	130

Total assets	$2,417	—	$2,417

LIABILITIES:
Current liabilities:
Accounts payable	$178	—	$178
Accrued cost of access	195	55	250
Accrued restructuring costs	165	—	165
Deferred revenue—current portion	280	—	280
Other current liabilities	446	—	446

Total current liabilities	1,264	55	1,319
Deferred revenue	1,273	—	1,273
Other deferred liabilities	248	—	248

Total liabilities not subject to compromise	2,785	55	2,840
Liabilities subject to compromise	8,265	(13)	8,252

Total liabilities	11,050	42	11,092

MANDATORILY REDEEMABLE PREFERRED STOCK	526	—	526
CUMULATIVE CONVERTIBLE PREFERRED STOCK	1,903	—	1,903

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Common Stock	9	—	9
Treasury Stock	(209)	—	(209)
Additional paid-in capital	14,365	—	14,365
Accumulated other comprehensive loss	(406)	—	(406)
Accumulated deficit	(24,821)	(42)	(24,863)

	(11,062)	(42)	(11,104)

Total liabilities and shareholders’ deficit	$2,417	$—	$2,417

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

	Predecessor
	As Previously Reported	COA Adjustment	As Restated
REVENUES	$744	$—	$744
OPERATING EXPENSES:
Cost of access and maintenance	510	17	527
Other operating expenses	230	—	230
Depreciation and amortization	35	—	35

	775	17	792

OPERATING LOSS	(31)	(17)	(48)
OTHER INCOME (EXPENSE):
Interest expense, net	(8)	—	(8)
Other income, net	36	—	36

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND REORGANIZATION ITEMS	(3)	(17)	(20)
Reorganization items	(5)	—	(5)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8)	(17)	(25)

Provision for income taxes	(2)	—	(2)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(10)	$(17)	$(27)

LOSS PER COMMON SHARE, basic and diluted:
Loss applicable to common shareholders	$(0.01)	$(0.02)	$(0.03)

Shares used in computing basic and diluted loss per share	909,457,012	909,457,012	909,457,012

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

	Predecessor
	As Previously Reported	COA Adjustment	As Restated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(82)	$(42)	$(124)
Adjustments to reconcile net loss to net cash used in operations:
Non cash other income	(9)	—	(9)
Gain on sale of marketable securities	(1)	—	(1)
Depreciation and amortization	70	—	70
Amortization of prior period IRUs	(42)	—	(42)
Reorganization items, net	10	—	10
Provision for doubtful accounts	26	—	26
Other	6	—	6
Changes in operating assets and liabilities	(10)	42	32

Net cash used in operations	(32)	—	(32)
Net cash used in reorganization items	(75)	—	(75)

Net cash used in operating activities	(107)	—	(107)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(83)	—	(83)
Proceeds from sale of property and equipment	7	—	7
Change in restricted cash and cash equivalents	(4)	—	(4)
Proceeds from sale of marketable securities	2	—	2

Net cash used in investing activities	(78)	—	(78)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of capital lease obligations	(12)	—	(12)

Net cash used in financing activities	(12)	—	(12)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(197)	—	(197)
CASH AND CASH EQUIVALENTS, beginning of period	423	—	423

CASH AND CASH EQUIVALENTS, end of period	$226	$—	$226

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONDENSED CONSOLIDATED BALANCE SHEET

AS AT MARCH 31, 2003

(UNAUDITED)

	Predecessor
	As Previously Reported	COA Adjustments	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$332	$—	$332
Restricted cash and cash equivalents	328	—	328
Accounts receivable, net of allowances of $137 and $134, respectively	480	—	480
Other current assets and prepaid costs	218	—	218

Total current assets	1,358	—	1,358
Property and equipment, net	1,049	—	1,049
Other assets	126	—	126

Total assets	$2,533	$—	$2,533

LIABILITIES:
Current liabilities:
Accounts payable	$148	$—	$148
Accrued cost of access	214	35	249
Accrued restructuring costs	160	—	160
Deferred revenue—current portion	281	—	281
Other current liabilities	503	—	503

Total current liabilities	1,306	35	1,341
Deferred revenue	1,261	—	1,261
Other deferred liabilities	245	—	245

Total liabilities not subject to compromise	2,812	35	2,847
Liabilities subject to compromise	8,283	(10)	8,273

Total liabilities	11,095	25	11,120

MANDATORILY REDEEMABLE PREFERRED STOCK	526	—	526

CUMULATIVE CONVERTIBLE PREFERRED STOCK	1,904	$—	1,904

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Common stock, 3,000,000,000 shares authorized, par value $.01 per share, 909,388,595 shares issued and outstanding as of March 31, 2003.	9	—	9
Treasury Stock, 22,033,758	(209)	—	(209)
Additional paid-in capital	14,364	—	14,364
Accumulated other comprehensive loss	(344)	—	(344)
Accumulated deficit	(24,812)	(25)	(24,837)

	(10,992)	(25)	(11,017)

Total liabilities and shareholders’ deficit	$2,533	$—	$2,533

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

	Predecessor
	As Previously Reported	COA Adjustment	As Restated
REVENUES	$735	$—	$735
OPERATING EXPENSES:		—
Cost of access and maintenance	508	25	533
Other operating expenses	240	—	240
Depreciation and amortization	35	—	35

	783	25	808

OPERATING LOSS	(48)	(25)	(73)
OTHER EXPENSE:
Interest expense, net	(7)	—	(7)
Other income, net	(11)	—	(11)

LOSS FROM OPERATIONS BEFORE INCOME TAXES BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(66)	(25)	(91)
Reorganization items, net	(5)	—	(5)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(71)	(25)	(96)
Provision for income taxes	(1)	—	(1)

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(72)	$(25)	$(97)

LOSS PER COMMON SHARE, basic and diluted:
Loss applicable to common shareholders	$(0.08)	$(0.03)	$(0.11)

Shares used in computing basic and diluted loss per share	909,232,279	909,232,279	909,232,279

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

	Predecessor
	As Previously Reported	COA Adjustment	As Restated
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(72)	$(25)	$(97)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operations:
Gain on sale of marketable securities	(1)	—	(1)
Depreciation and amortization	35	—	35
Reorganization items, net	5	—	5
Provision for doubtful accounts	13	—	13
Other	3	—	3
Changes in operating assets and liabilities	12	25	37

Net cash used in continuing operations	(5)	—	(5)
Net cash used in reorganization items	(44)	—	(44)

Net cash used in operating activities	(49)	—	(49)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:		—
Purchases of property and equipment	(44)	—	(44)
Proceeds from sale of property and equipment	6	—	6
Proceeds from sale of marketable securities	2	—	2
Change in restricted cash and cash equivalents	(1)	—	(1)

Net cash used in investing activities	(37)	—	(37)

CASH FLOWS USED IN FINANCING ACTIVITIES:		—
Repayment of capital lease obligations	(5)	—	(5)

Net cash used in financing activities	(5)	—	(5)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(91)	—	(91)
CASH AND CASH EQUIVALENTS, beginning of period	423	—	423

CASH AND CASH EQUIVALENTS, end of period	$332	$—	$332

3. REORGANIZATION

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

4. FRESH START ACCOUNTING

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

	Predecessor December 9, 2003				Debt & Equity Restructuring					Reorganization Adjustments		Fresh Start Adjustments					Successor December 9, 2003
	As Previously Reported	Adjustment		As Restated	As Previously Reported		Adjustment		As Restated	As Reported		As Previously Reported		Adjustment		As Restated	As Previously Reported	Adjustment		As Restated
ASSETS:
Current Assets:
Cash and cash equivalents	$196	$—		$196	$—		$—		$—	450	(a)	$—		$—		$—	$367	$—		$367
										(279	)(b)
Restricted cash and cash equivalents	332	—		332	—		—		—	(322	)(c)	—		—		—	20	—		20
										10	(d)
Accounts receivable, net	382	—		382	—		—		—	—		(4	)(k)	—		(4)	378	—		378
Other current assets and prepaid costs	184	—		184	—		—		—	—		(29	)(k)	—		(29)	155	—		155

Total current assets	1,094	—		1,094	—		—		—	(141)		(33)		—		(33)	920	—		$920
Property and equipment, net	1,034	—		1,034	—		—		—	—		51	(l)	77	(t)	128	1,085	77	(t)	1,162
Intangibles, net	—	—		0	—		—		—	—		113	(l)	—		113	113	—		113
Other assets	131	—		131	—		—		—	—		(43	)(l)	—		(43)	65	—		65
												(23	)(l)	—		(23)		—		0

Total assets	$2,259	$—		$2,259	$—		$—		$—	$(141)		$65		$77		$142	$2,183	$77		$2,260

LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$86	$—		86	$—		$—		$—	$—		$(3	)(m)	$—		$(3)	$83	$—		$83
Accrued cost of access	217	69	(p)	286	—		—		—	—		(10	)(m)	8	(r)	(2)	207	77		284

Accrued restructuring costs—current portion	32	—		32	—		—		—	—		—		—			32	—		32
Deferred revenue—current portion	231	—		231	—		—		—	—		(158	)(n)	—		(158)	73	—		73
Deferred reorganization costs—current portion	—	—		0	202	(e)	—		202	(13	)(g)	—		—		—	189	—		189
Other current liabilities	530	—		530	—		—		—	(56	)(g)	(8	)(m)	—		(8)	466	—		466

Total current liabilities	1,096	69		1,165	202		—		202	(69)		(179)		8		(171)	1,050	77		1,127
Debt with controlling shareholder	—	—		0	—		—		—	200	(h)	—		—			200	—		200
Obligations under capital leases	219	—		219	—		—		—	—		(23	)(m)	—		(23)	196	—		196
Deferred revenue	1,337	—		1,337	—		—		—	—		(1,247	)(n)	—		(1,247)	90	—		90
Deferred reorganization costs	—	—		0	32	(e)	—		32	—		—		—			32	—		32
Other deferred liabilities	209			209	—		—		—	—		(1	)(m)	—		(1)	208	—		208
										(522	)(f)									—
Liabilities subject to compromise	8,714	(4	)(q)	8,710	(8,035	)(f)	4	(q)	(8,031)	(157	)(f)	—		—		—	—	—		—

Total liabilities	11,575	65		11,640	(7,801)		4		(7,797)	(548)		(1,450)		8		(1,442)	1,776	77		1,853

CUMULATIVE CONVERTIBLE PREFERRED STOCK	1,894	—		1,894	(1,894	)(l)	—		(1,894)	—		—		—			—	—		—

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock	—	—		—	—		—		—	2	(j)	—		—			2	—		2
Common stock	9	—		9	(9	)(i)	—		(9)	—		—		—			—	—		—
Treasury stock	(209)	—		(209)	209	(i)	—		209	—		—		—			—	—		—
Additional paid-in capital	14,374	—		14,374	(14,374	)(i)	—		(14,374)	405	(j)	—		—			405	—		405

Accumulated other comprehensive loss	(415)	—		(415)	—		—		—	—		415	(o)	—		415	—	—		—
Accumulated deficit	(24,969)	(65	)(p)	(25,034)	23,869	(o)	65	(s)	23,934	—		1,100	(o)	—		1,100	—	—		—

	(11,210)	(65)		(11,275)	9,695		65		9,760	407		1,515		—		1,515	407	—		407

Total liabilities and shareholders’ equity	$2,259	$—		$2,259	$—		$69		$69	$(141)		$65		$8		$73	$2,183	$77		$2,260

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Debt and equity restructuring, reorganization adjustments, emergence date and fresh start accounting adjustments consist primarily of the following:

(a)	To record the receipt of the $250 equity infusion from ST Telemedia and the $200 of cash proceeds for ST Telemedia’s purchase of the New Senior Secured Notes.

(b)	To record the payment of $200 of unrestricted cash to the secured and unsecured creditors and to record the payment of $56 in professional fees to the advisors to the unsecured creditors and secured creditors, JPLs, the indenture trustees and their counsels and certain of the Company’s advisors. The balance of this amount was utilized to cash collateralize certain letter of credit requirements ($10), pay post emergence professional fees to the estate ($7), fund the Class G distribution ($3) and pay certain vendor settlements that were not deferred past the emergence date ($3).

(c)	To record the payment out of restricted cash of $315 to the secured creditors and $7 to unsecured creditors in accordance with the Plan of Reorganization.

(d)	To record cash restricted at closing to establish collateral for certain Company letter of credit requirements.

(e)	To establish $234 of deferred reorganization costs representing subject to compromise liabilities not required to be funded at emergence as described in the related settlement agreements and/or the Plan of Reorganization. Certain settlement payments in connection with access vendors (approximately $12) and the Federal tax settlement (approximately $15) are due beyond one year of the emergence date.

(f)	To record the discharge of subject to compromise liabilities in consideration for the $522 in cash settlements at emergence referred to in (b) and (c) and 38.5% of the common stock (valued at $157 in the Plan of Reorganization) in New GCL including indebtedness of $6,641 for pre-petition debt obligations, $526 of pre-petition mandatorily redeemable preferred stock (classified as a liability in accordance with SFAS No. 150) and $1,547 of pre-petition liabilities including accrued cost of access, accrued construction costs, and other liabilities.

(g)	To record the payment of required emergence costs including professional fees and vendors settlements.

(h)	To reflect the outstanding principal amount under the New Senior Secured Notes, in accordance with the Plan of Reorganization.

(i)	To cancel all of the outstanding preferred and common stock, including the treasury stock, of Old GCL in accordance with the Plan of Reorganization.

(j)	To record the issuance of equity in New GCL consisting of 18 million shares of preferred stock and 6.6 million shares of common stock to ST Telemedia for 61.5% ownership, the issuance of 13 million shares of common stock for 32.5% ownership to the unsecured creditor classes and 2.4 million shares of common stock to the secured creditors for 6% ownership all in accordance with the Plan of Reorganization.

(k)	To adjust the carrying value of receivables, certain prepaid lease and maintenance agreements and certain value-added tax recoverable positions of foreign entities to fair value in accordance with fresh start accounting.

(l)	To adjust the carrying value of property and equipment, intangibles and investments in unconsolidated affiliates to fair value in accordance with fresh start accounting. The Company engaged an independent appraiser to assist in the allocation and valuation of these assets.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

(m)	To adjust the carrying value of certain liabilities to fair value in accordance with fresh start accounting.

(n)	To adjust the carrying value of deferred revenue to fair value in accordance with fresh start accounting.

(o)	To close out the remaining equity balances of Old GCL in accordance with the recapitalization provisions of fresh start accounting, including accumulated other comprehensive loss of $415, and accumulated deficit of $23,934 and $1,100, respectively.

(p)	To increase Predecessor’s cost of access and maintenance expenses.(see Note 2)

(q)	To correct Predecessor’s properly reclassified cost of access amounts between liabilities subject to compromise and liabilities not subject to compromise at fresh start.

(r)	Balance sheet reclassification to correct $8 of cost of access liabilities which should not have been eliminated in fresh start accounting in light of the Company’s overall accrual understatement.

(s)	To increase the gain on settlement of liabilities subject to compromise and recapitalization.

(t)	To increase to the carrying value of property & equipment at fresh start.

5. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

As discussed in Note 3, Old GCL and certain subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and accordingly, the accompanying consolidated financial statements of the Predecessor have also been prepared in accordance with SOP 90-7, which requires an entity to distinguish pre-petition liabilities subject to compromise from post petition liabilities on its balance sheet. In the accompanying consolidated balance sheets, the caption “liabilities subject to compromise” reflected the Company’s best estimate of the amount of pre-petition claims that would be restructured in the GC Debtors’ chapter 11 cases. In addition, SOP 90-7 requires an entity’s statement of operations to portray the results of operations of the entity during chapter 11 proceedings. As a result, any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization and restructuring of the organization should be reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board Opinion No. 30 (“APB No. 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, as amended by Statement of

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

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

Telecom Installation Revenue

In accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB No. 104”) the Company amortizes revenue related to installation services over the longer of the contract period or average expected customer relationship (2 years).

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

Operating Expenses

Cost of Access

Background

The Company’s cost of access primarily comprises usage-based voice charges paid to other carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities. Cost of access is the Company’s single largest expense, amounting to approximately 72% of telecommunications services segment revenue in 2003, which segment represented approximately 94% of consolidated revenue in 2003.

As a result of a review the Company initiated in April 2004, the Company determined that there was a material weakness in its internal control over financial reporting related to cost of access accounting in its North

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

American operations, including the failure to make use of available information to conduct an aggregate true-up of estimated cost of access expenses to actual cash payments made to access providers. This weakness resulted in an understatement of cost of access in 2003 and gave rise to the restatement of the Company’s 2003 financial statements included herein. A description of this weakness and the remediation measures that have been and are being undertaken by the Company is set forth in Item 9A, “Controls and Procedures,” of this annual report on Form 10-K/A.

Set forth below is a summary of the Company’s current policy and procedures regarding cost of access accounting after giving effect to changes made in light of the Company’s cost of access review. This summary reflects significant changes in the processes utilized to validate the monthly estimates of the cost of access accrual produced by the Company’s underlying cost of access expense estimation processes in North America. The overall design of the Company’s cost of access estimation process remains materially unchanged, although refinements have been made to improve the accuracy of inputs to the process.

Policy and Use of Management Estimates

The Company’s policy is to record access expense as services are provided by vendors. Access costs for switched voice traffic are estimated and expensed based on the volume of access services purchased, as measured by the Company’s internal cost of access expense systems, and the access rates determined by contracts between the Company and its access providers and/or tariff rates obtained from industry data sources. Access costs for leased lines are expensed based on invoice data and on estimates of the impact of circuits acquired or disconnected during the applicable month. The Company makes a preliminary estimate of monthly access costs incurred based on this information. The Company then adjusts this preliminary estimate based on an analysis of historical differences between such preliminary monthly estimates and the comparable amounts determined by the validation procedures described below, including the rebuilding of the cost of access accrual on a 90 day lag basis using aggregate cash payment information. The amount of the adjustment to the Company’s preliminary estimate is referred to in this annual report on Form 10-K/A as the “COA Overlay.” The recognition of access costs involves the use of significant management estimates and assumptions and requires reliance on non-financial systems.

The estimation and validation of cost of access expense is extremely complex due to the following: changing regulations regarding access rules and related charges; the frequency of pricing changes in the market; constantly changing traffic patterns; the volume of information and inconsistency or deficiencies in external databases, particularly regarding line ownership information; delays in invoicing by access vendors; and the receipt of multiple invoices from the same vendor. This is particularly true in North America, where approximately 85% of the Company’s total access charges were incurred in 2003. Thus, the Company’s estimates of access charges are imprecise and may differ from the actual costs for the relevant periods when they are finally settled in the ordinary course of business. As a result of the improved cost of access expense estimation and accrual validation processes reflected in the below summary, the Company believes that it has now established appropriate reserves for its accrued cost of access liabilities.

Principal Estimation Systems

For switched voice traffic, each month the minutes recorded by the Company’s switches (the “minutes of use” or “MOUs”) are multiplied by the estimated rate for those minutes for that month; the result, after adjusting for any applicable COA Overlay, is the usage expense and accrued usage cost recorded for that month. The Company use proprietary systems to identify, capture, and measure usage-based voice charges in North America using multiple sources of data, including: MOU data recorded by the Company’s switches; vendor identification and rate information in widely used industry databases; rate element estimates for smaller vendors; historical data; and actual contract rates for certain usage-based charges.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

For leased lines, each month the expense is calculated based on the number of circuits and the average circuit costs, according to the Company’s leased line inventory system, adjusted for contracted rate changes. The Company’s inventory system is based on invoices received from facilities providers, which generally bill in advance of the period in which services are provided, as adjusted to track the daily changes in the Company’s circuit inventory due to customer acquisitions and disconnections. An outside service provider assists the Company in maintaining and managing the Company’s circuit inventory.

The Company monitors the accuracy of its systems to measure network volumes and track circuits, and the Company’s rate tables are updated frequently to maintain the accuracy of the rate structure the Company has with its access providers and per the current regulated tariff rates.

Accounting Entries for Cost of Access

The initial expenses estimated by the Company’s cost of access systems are expensed each month in the Company’s consolidated financial statements, with a corresponding increase in the cost of access accrual. As invoices for MOUs purchased or access lines leased in North America are received and approved for payment, the Company records balance sheet entries to reduce the accrual and increase accounts payable. Similarly, disbursement of cash to North American access vendors is also a balance sheet entry, reducing accounts payable and cash. Outside of North America, invoices are expensed upon receipt and the related estimates are reversed. This methodology is practicable outside of North America because there are far fewer invoices (particularly manual invoices) and access vendors and a lower level of regulatory complexity in those regions.

Validation of the North American Cost of Access Accrual

A reconciliation of North American cost of access charges at the individual invoice level is impracticable given the magnitude of invoices received (particularly manual invoices), with approximately 15,000 invoices being received each month, the incompatibility of vendor billing information with the Company’s cost of access estimation systems, and the high frequency of disputed charges. The Company therefore use procedures designed to validate the cost of access accrual established by the Company’s cost of access estimation systems.

The primary validation procedures now used in North America are: a monthly rebuilding of the cost of access accrual on a 90 day lag basis using aggregate cash payment information from the Company’s financial systems; a comparison, by type of expense (e.g., domestic or international MOUs), of the expense estimates produced by the Company’s cost of access estimation systems to the actual vouchered amounts billed by major vendors; a corroborative review between experienced and knowledgeable employees in the operational and financial cost of access management organizations; and a statistical analysis of the timing of the receipt and vouchering of cost of access invoices and their related service periods. Due to invoicing delays by access vendors, which result in the receipt of invoices up to 90 days after the end of the month in which services were provided, it is not possible to complete a comprehensive true-up to actual cash payments at the time of the issuance of the Company’s balance sheet within the time frames required by applicable periodic reporting requirements under the Securities Exchange Act of 1934. Thus, cost of access accrual estimates are subject to the imprecision discussed above even after giving effect to the application of the Company’s cost of access estimate validation processes. Any mis-estimates reflected in a given balance sheet that are discovered through a subsequent true-up procedure are addressed through change in estimate adjustments made in the preparation of the ensuing balance sheet. The Company believes that the improved cost of access expense estimation and accrual validation processes allow the Company to establish appropriate reserves for the Company’s accrued cost of access liabilities and that any such change in estimate adjustments will therefore be immaterial.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Disputes

The Company performs monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of bills, comparing billed rates with rates used by the cost of access expense estimation systems during the cost of access monthly close process, evaluating the trend of invoiced amounts by vendors, and reviewing the types of charges being assessed. These procedures do not include a comparison of invoiced amounts to amounts accrued in the financial statements. If the Company discovers a bill that appears to contain possible inaccuracies in rate or volume data, the Company records a charge to the cost of access expense and a corresponding increase to the access accrual for the disputed amounts, unless past experience or other corroborating evidence indicates that it is not probable that the Company will ultimately be required to pay. If the Company ultimately reaches an agreement with an access vendor in which the Company settles a disputed amount for less than the corresponding accrual, the Company recognizes the resultant settlement gain in the period in which the settlement is reached. Previously unaccrued disputes are tracked in a log and reviewed periodically to assess whether a loss has now become probable and reasonably estimable, in which case an accrual is established. The Company generally withholds payments on all amounts subject to dispute until the dispute is settled.

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

The Company capitalizes third party line installation costs incurred by the Company for new facilities and connections from the Global Crossing network to networks of other carriers in order to provision customer orders. The costs are capitalized to prepaid costs (current portion—see Note 10) and other assets (long-term portion) and amortized using the straight-line method into depreciation and amortization over the longer of the contract period or average expected customer relationship (2 years) in accordance with the provisions of SAB 101, as amended by SAB 104. Internal costs, including labor, incurred in the provisioning of customer orders are expensed as incurred.

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

Intangibles

Intangibles consist primarily of customer relationships, trademarks, internally developed software and goodwill, primarily attributable to the assembled work force. The preliminary fair values attributable to the identified intangibles were based on a number of significant assumptions as determined by the Company and its independent appraisal expert. Identifiable intangible assets with finite lives will be amortized under the straight-line method over their applicable preliminary estimated useful lives, estimated by the Company to be between 6 to 7 years (see Note 12).

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

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
Realized gains on the sale of marketable securities	$—	$—	$—	$67
Realized losses on the sale of marketable securities	—	—	—	(11)
Losses on the write down of marketable securities (see Note 8)	—	—	—	(2,097)

Total loss from write down and sale of investments, net	$—	$—	$—	$(2,041)

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

Predecessor:

On the Commencement Date, in accordance with SOP 90-7, the Company wrote off all deferred finance costs and discounts ($102) related to debt as a component of reorganization items (see Note 23).

Restructuring

The Company initiated a restructuring program commencing in August 2001 which has continued through December 31, 2003. The components of the restructuring liability (see Note 7) represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans. These were recorded in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) through January 1, 2003, when the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under EITF 94-3, certain exit costs, including severance costs, were accrued upon management’s commitment to an exit plan, which is generally before the exit activity has occurred. The Company has applied the provisions of SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002. The liability as of the Effective Date represents the Company’s best estimate of undiscounted liabilities at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third party sub-lease payments, could have a material effect on the restructuring liabilities.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Derivative Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the Company’s consolidated balance sheets. Changes in fair value of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in the Company’s consolidated statement of operations in the current period. Changes in the fair values of the derivative instruments used effectively as fair value hedges are recognized in income (losses), along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in income (losses) when the hedged item is recognized in income (losses) (see Note 27).

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

The Company’s interest rate hedges were terminated during 2002 (see Note 27).

Fair Value of Financial Instruments

The Company does not enter into financial instruments for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities, other than marketable securities, approximate their fair value due to their short maturities. Short term investments and debt with controlling shareholder are carried at their estimated fair values. Fair values are based on market quotes, current interest rates or management estimates, as appropriate (see Note 28).

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

Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized. Provision for income taxes on unremitted earnings of foreign subsidiaries is made only on those amounts in excess of the funds considered to be permanently reinvested (see Note 22).

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

Income (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Net income (loss) applicable to common stockholders includes preferred stock dividends for the years ended December 31, 2002 and 2001. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock (see Note 24).

Stock-Based Compensation

On January 1, 2003, Predecessor adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock- Based Compensation” (“SFAS No. 123”)” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”.

On December 9, 2003, Successor adopted the provisions of SFAS No. 123 related to stock option awards granted or modified on December 9, 2003 and thereafter. The impact on Successor’s stock compensation expense recognized in 2003 relating to the 2003 stock option awards (see Note 25) was an expense of approximately $1, included in Successor’s net loss for the period December 10 to December 31, 2003.

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
	(restated)
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

The weighted-average fair values of options granted on December 9, 2003 and for the year ended December 31, 2001 were $28.65 and $7.28, respectively. There were no stock options granted for the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. The Company recognizes stock compensation expense based on the number of awards expected to vest. Most option awards have graded vesting (i.e., portions of the award vest at different dates during the vesting period). The fair value of such awards is determined using a single expected life for the entire award (the average expected life for the portions of the award that vest on different dates.) The Company has elected to recognize the related compensation cost of such awards on a straight-line basis; provided that the amount amortized as of a given date may be no less than the portion of the options vested as of such date. As New GCL did not have a historical basis for determining the volatility and expected life assumptions in the model due to the Company’s short market trading history, the assumptions used is an average of those used by a select group of telecommunications companies.

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

The Company provides certain health care benefits for qualified employees who meet age, participation and length of service requirements at retirement age. The Company follows the accounting guidance as specified in SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pension” for recognition of post-retirement benefits (see Note 26).

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

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The provisions of SFAS No. 148 are effective for fiscal years beginning after December 15, 2002 with respect to the amendments of SFAS No. 123 and effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with respect to the amendments of APB No. 28. Predecessor adopted the disclosure provisions of SFAS No. 148 effective January 1, 2003 and utilized APB No. 25 to account for its stock based compensation for the period January 1, 2003 to December 9, 2003. Following the Effective Date and the creation of the new reporting entity on December 9, 2003, New GCL adopted the provisions of SFAS No. 123 to account for its stock based compensation awards and grants. On the Effective Date, 2,199,000 stock options were granted at an exercise price of $10.16 (see Note 25). The impact on stock compensation expense recognized during the period December 10, 2003 to December 31, 2003 relating to this 2003 stock option award was an expense of approximately $1.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity in which the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, (2) the obligation to absorb the expected losses of the entity if they occur and (3) the right to receive the expected residual returns of the entity if they occur. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In 2003, the adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

relationships designated after June 30, 2003. In 2003, the Company did not enter into any derivative or hedging activities and therefore the adoption of this standard did not impact the Company’s consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” (“SFAS No. 150”). SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 resulted in the reclassification of $526 million of mandatorily redeemable preferred stock to “liabilities subject to compromise” at December 31, 2002. As a result of the consummation of the Plan of Reorganization on the Effective Date, the liabilities subject to compromise, including the mandatorily redeemable preferred stock, were discharged (see Note 4).

In December 2003, the Securities Exchange Commission, issued SAB No. 104, which codifies, revises and rescinds certain sections of SAB No. 101, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. In 2003, the changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations or financial position.

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

The Company’s Plan of Reorganization and Purchase Agreement with ST Telemedia contemplated that the Company would retain its non-core businesses previously being evaluated for disposal, including GMS. Therefore, the Company terminated its plans to exit this segment. Accordingly, this segment is no longer classified as a discontinued operation and the Company’s consolidated financial statements have been reclassified to reflect GMS as part of continuing operations for all periods presented. The accounting for discontinued operations changed on January 1, 2002 as a result of SFAS No. 144; however, the transition rules for SFAS No. 144 provide that the accounting for discontinued operations that arose prior to January 1, 2002 would not have to conform with SFAS No. 144 until January 1, 2003. Therefore, as the decision to retain the segment occurred during 2002, all amounts have been reclassified into operations as required by EITF Issue No. 90-16 “Accounting for Discontinued Operations Subsequently Retained.” See Note 33.

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

In addition, the Company filed for chapter 11 bankruptcy protection on January 28, 2002 and signed a letter of intent to be acquired by Hutchison and ST Telemedia. Negotiations continued with Hutchison and ST Telemedia until an agreement was reached on August 9, 2002 (as amended in May 2003 to provide for ST Telemedia as the sole acquirer—see Note 3) to sell 61.5% of New GCL’s equity for $250. These events and the capital structure contemplated for the Company’s planned reorganization also demonstrated impairments in the Company’s long-lived asset carrying values.

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

7. RESTRUCTURING COSTS AND RELATED IMPAIRMENTS

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

On January 28, 2002, the Company and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and subsequently filed the Plan of Reorganization. Throughout 2002, the Company continued its efforts to integrate functions within the Company to increase efficiencies and to reduce costs. As a result of these continued initiatives and adjustments to the plans adopted in 2001 due to the chapter 11 filing, the Company recorded a net restructuring charge of $95 which was recorded as a reorganization item (see Note 23) during the year ended December 31, 2002. The components of this charge consisted of $51 related to employee terminations, $51 related to facility closures, and a $(7) release of charges related to various other restructuring items.

During the period January 1 to December 9, 2003, the Company adopted restructuring plans to further integrate certain global functions to more appropriately align those functional units with regional operating

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

needs. The company also integrated responsibilities within the network operations, service delivery, and other functions. The Company determined the integration of these responsibilities would increase efficiency and reduce operating costs. In addition, the Company adopted a restructuring plan to eliminate redundant positions within the installation and maintenance segment of the organization, significantly modifying the management structure utilized to operate that segment. As a result of these initiatives, the Company recorded a restructuring charge of $14 in the period January 1 to December 9, 2003. This charge consists of $13 related to employee terminations and $1 related to facility closures. In addition, during the period January 1 to December 9, 2003 the Company re-assessed the adequacy of the restructuring liability and determined that an additional $32 would be required for continuing lease obligations related to surplus facilities included in previously announced restructuring plans. In total, for the period January 1 to December 9, 2003 the Company recorded restructuring charges of $46 which has been recorded as a reorganization item (see Note 23).

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

As described in Note 5, effective January 1, 2003 the Company adopted SFAS No. 146 for any exit or disposal activities initiated after December 31, 2002.

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

The restructuring reserve for Predecessor as of December 31, 2002 includes $103 classified as an “other liability” in liabilities subject to compromise (see Note 18). The current portion of the restructuring reserve was $32 and $39 as of December 31, 2003 and 2002, respectively.

8. DISCONTINUED OPERATIONS AND DISPOSITIONS

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Incumbent local exchange carrier business

On June 29, 2001, the Company completed the sale of its incumbent local exchange carrier (“ILEC”) business, acquired as part of its acquisition of Frontier Corporation in September 1999, to Citizens Communications Company (“Citizens”). The sale of the ILEC resulted from the consummation of the Stock Purchase Agreement, dated as of July 11, 2000 (the “Agreement”), as amended, among GCL, GCNA, and Citizens. In April 2001, the Company and Citizens amended the Stock Purchase Agreement to provide for, among other things, (i) an acceleration of the anticipated closing date for the transaction and (ii) an adjustment to the purchase price, reflecting a reduction in the amount of cash to be received by the Company at closing in connection with the transaction from $3,650 to $3,500, subject to adjustments concerning closing date liabilities and working capital balances, and a $100 credit, subsequently reduced in July 2002 to $65, which would be applied against future services to be rendered to Citizens over a five year period. As of December 31, 2003, the present value of the remaining $20 of this credit is provided for in the consolidated balance sheet (see Notes 13 and 17). Pursuant to the transaction, the parties also entered into an agreement under which Citizens would purchase long distance services from the Company for resale to the ILEC’s customers. In connection with this sale, the associated pension assets and related liabilities were to be transferred to Citizens. As a result of the Company’s bankruptcy filing, the transfer of the pension assets and related liability was delayed pending approval of the Bankruptcy Court. While the transfer of the pension assets and related liabilities was delayed, the Company segregated the assets related to the ILEC employees during 2001. In December, 2002, the Bankruptcy Court approved the transfer of the pension assets and related liabilities to Citizens, with the actual transfer of the assets occurring in February 2003. The sale of the ILEC to Citizens, which was subject to both Federal and state regulatory approvals, closed on June 29, 2001. As a result of customary adjustments based on closing date liabilities and working capital balances, the Company received cash proceeds of $3,369 at closing and recorded an after-tax loss from the sale of approximately $206. The 2001 operating results of the ILEC are accounted for as discontinued operations in the accompanying financial statements.

GlobalCenter

On January 10, 2001, the Company completed the sale of GlobalCenter to Exodus for 108.15 million shares of Exodus common stock. The $126 gain on the disposal of GlobalCenter was deferred and is being amortized over 10 years. The remaining deferred gain was written off as a fresh start accounting adjustment on the Effective Date. The value of the Exodus shares acquired was $1,918, based on the closing sales price of Exodus common stock prior to the closing of the transaction. Due to a constant decline in the value of the Company’s investment in Exodus during the first three quarters of 2001, economic conditions in the marketplace during the second half of 2001, and the filing of bankruptcy protection by Exodus on September 26, 2001, management concluded that the impairment was other than temporary and wrote-off the full value of this security resulting in a charge of $1,918 which has been included in the Company’s consolidated results of operations for the year ended December 31, 2001. The Company’s beneficial ownership was less than 20% and the Company had no significant influence over Exodus. The accompanying consolidated financial statements reflect the 2001 operating results of GlobalCenter as discontinued operations.

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

	Predecessor
	December 31, 2002	December 31, 2001
Income Statement Data:
Revenue	$93	$743
Operating expenses	(205)	(823)
Asset impairment charges	—	(2,399)

Operating loss	(112)	(2,479)
Minority interest in net loss	1	949
Interest expense, net	(93)	(8)
Other expenses, net	(30)	(591)
Benefit for income taxes	—	539

Loss from discontinued operations, net of tax	(234)	(1,590)
Gain (loss) on disposal/abandonment of discontinued operations, net of tax of $1,035 in 2001.	1,184	(326)

Discontinued operations, net	$950	$(1,916)

9. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Accounts receivable
Billed	$412	$493
Unbilled	133	123

Total accounts receivable	545	616
Allowances	(124)	(134)

Accounts receivable, net of allowances	$421	$482

The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. The Company is exposed to concentrations of credit risk from other telecommunications providers (see Note 5).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

10. OTHER CURRENT ASSETS AND PREPAID COSTS

Other current assets and prepaid costs consist of the following:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Prepaid taxes, including value added taxes in foreign jurisdictions	$70	$67
Prepaid installation charges—current portion	23	29
Inventories	13	14
Prepaid capacity and operations, administration and maintenance costs	10	23
Prepaid rent	11	8
Prepaid deposits	14	15
Income taxes receivable	1	34
Other	24	28

Total current assets and prepaid costs	$166	$218

11. PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, consist of the following:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
	(restated)
Land	$5	$4
Buildings	60	70
Leasehold improvements	39	42
Furniture, fixtures and equipment	32	60
Transmission equipment	969	821
Vessels and marine equipment	51	95
Construction in progress	36	73

	1,192	1,165
Accumulated depreciation	(6)	(106)

Total property and equipment, net	$1,186	$1,059

As previously disclosed in Note 4, and pursuant to SOP 90-7, the Successor adjusted its carrying value of property and equipment to their estimated fair values at the Effective Date. The Company engaged an independent appraisal expert to assist in the preliminary allocation of the Company’s value to its property and equipment.

Assets recorded under capital lease agreements included in property and equipment consisted of $53 and $40 of cost less accumulated amortization of $0 and $3 at December 31, 2003 and 2002, respectively.

Depreciation and amortization expense related to property and equipment and third party line installation costs (see Note 5) for the periods December 10, 2003 to December 31, 2003 and January 1, 2003 to December 9, 2003, and the years ended December 31, 2002 and 2001 was approximately $9, $144, $137 and $968, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

12. INTANGIBLES

Intangible assets consist of the following:

		Successor
	Estimated Useful Life	December 31, 2003
Goodwill	—	$13
Trademark and trade name	—	20
Customer lists	7 years	74
Internally developed software	6 years	6

Total intangibles		$113

As previously disclosed in Note 4, and pursuant to SOP 90-7, the Company recorded the estimated fair value of intangible assets of $113 on the Effective Date. The Company engaged an independent appraisal expert to assist in the preliminary allocation of the Company’s reorganization value to its intangible assets. No intangible assets were recorded as at December 31, 2002. Approximately $3 of the intangibles relates to the installation and maintenance segment. The accumulated amortization of intangibles is less than $1 as of December 31, 2003. As discussed in Note 5, under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but instead are tested for impairment at least annually.

13. OTHER CURRENT LIABILITIES

Other current liabilities consists of the following:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Accrued other taxes including value added taxes in foreign jurisdictions	$98	$62
Accrued professional fees (including retained professionals)	54	71
Accrued vessel and installation project costs	19	28
Income taxes payable	43	—
Accrued payroll, commissions and related benefits	30	37
Accrued real estate and related costs	20	29
Accrued retention costs	22	62
Current portion of capital lease obligations and inland service agreements	15	19
Accrued capital expenditures	21	38
Accrued operations, administration & maintenance costs	17	23
Accrued credit for future services—Citizens (see Note 8)	9	9
Other	73	67

Total other current liabilities	$421	$445

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

14. DEFERRED REORGANIZATION COSTS

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

15. DEBT

Successor

Debt with Controlling Shareholder

GC North American Holdings, Inc. (“GCNAH”), one of the Company’s U.S. subsidiaries, issued $200 in aggregate principal amount of New Senior Secured Notes to ST Telemedia on the Effective Date. On March 12, 2004, ST Telemedia transferred the Notes to a subsidiary. The Notes mature on the third anniversary of their issuance. Interest accrues at 11% per annum and is due June 15 and December 15.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The New Senior Secured Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. These provisions include (i) limitations on the indebtedness of Successor, (ii) limitations on dividend and other payments to equity holders (including ST Telemedia), (iii) limitations on investments and sale and leaseback transactions, (iv) restrictions on asset sales, consolidations, and mergers, (v) limitations on granting additional liens and (vi) cross-default provisions which could result in the acceleration of the Company’s repayment obligations in the event that one or more of the Company’s subsidiaries were to default on any capital lease obligation or debt obligation totaling more than $2.5 or the bankruptcy or insolvency of any subsidiary. The covenants permit Successor to enter into the Working Capital Facilities and have limited exceptions, baskets, and carve-outs. The limitation on indebtedness covenant, in particular, permits the incurrence of the following: (i) up to $150 in additional debt under one or more working capital facilities, (ii) up to $50 in purchase money debt or capital lease obligations, (iii) up to $10 in debt for general corporate purposes and (iv) additional subordinated debt if the Company satisfies the leverage ratio specified in the indenture, although the Company does not expect to satisfy such ratio for the foreseeable future. It is likely that amendments to the indenture will be required by lenders as a condition to their willingness to provide any financing. Although a wholly owned subsidiary of ST Telemedia currently holds the New Senior Secured Notes, ST Telemedia is under no obligation to continue to hold the New Senior Secured Notes for any designated period.

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

As further discussed in Note 3, upon the Company’s consummation of the Plan of Reorganization and emergence from bankruptcy, all of its pre-petition debt was discharged.

16. OBLIGATIONS UNDER CAPITAL LEASES

The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases.

At December 31, 2003, future minimum payments under these capital leases are as follows and are included in other current liabilities and obligations under capital lease in the accompanying consolidated balance sheet:

Year Ending December 31,
2004	$36
2005	29
2006	30
2007	29
2008	28
Thereafter	269

Total minimum lease payments	421
Less: amount representing interest	(206)

Present value of minimum lease payments	215
Less—current portion (see Note 13)	(15)

Obligations under capital leases	$200

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

17. OTHER DEFERRED LIABILITIES

Other deferred liabilities consist of the following:

	Successor	Predecessor
	December 31, 2003	December 31, 2002
Restructuring reserves, long-term (see Note 7)	$155	$131
Defined benefit and post employment benefit obligations (see Note 26)	32	29
Credit for future services—Citizens (see Note 8)	9	17
Rent leveling and other	29	16

Total other deferred liabilities	$225	$193

18. LIABILITIES SUBJECT TO COMPROMISE—PREDECESSOR

Claims against the GC Debtors in existence prior to January 28, 2002 are reflected in the accompanying December 31, 2002 consolidated balance sheet as “liabilities subject to compromise”.

Since the date of the Purchase Agreement, the Bankruptcy Court approved various settlement agreements with certain vendor creditors of the Company, including several significant vendor creditors. During the year ended December 31, 2002, the Company recognized the effect of settlement agreements with certain vendor creditors. These settlements resolved certain claims against certain Predecessor entities, resulting in a reduction of both “liabilities subject to compromise” and “liabilities not subject to compromise.” As a result of the vendor settlements, the Company recognized reorganization gains of $45 and $255 for the period January 1 to December 9, 2003 and for the year ended December 31, 2002 (see Note 23) representing the reduction in liabilities owed to such vendor creditors, offset by the cash settlement payments made to such creditors.

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

19. PREFERRED STOCK—PREDECESSOR

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

20. SHAREHOLDERS’ EQUITY (DEFICIT)

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

Common stock

On the Effective Date, New GCL was authorized to issue 55,000,000 shares of common stock. Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, New GCL issued 15,400,000 shares of common stock to the Company’s pre-petition creditors and issued 6,600,000 shares of common stock to a subsidiary of ST Telemedia. 18,000,000 shares of common stock were reserved for the conversion of the New GCL Preferred Stock, while an additional 3,478,261 shares of common stock were reserved for issuance under New GCL’s 2003 Stock Incentive Plan.

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

Predecessor

Predecessor’s common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “GX” until January 28, 2002, at which time the NYSE suspended trading of Old GCL’s common stock due to the Company’s chapter 11 bankruptcy filing. As a result of the suspension and subsequent delisting of Old GCL’s common stock from the NYSE, the shares began quotation on the over-the-counter (“OTC”) market under the symbol “GBLXQ” on January 29, 2002. Pursuant to the Plan of Reorganization (see Note 3), all of the outstanding common stock, including the treasury stock, of Old GCL was cancelled on the Effective Date. The holders of the common stock did not receive or retain any property under the Plan of Reorganization.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

21. OPERATING EXPENSES

Operating expenses consist of the following:

	Successor		Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
	(restated)	(restated)
OPERATING EXPENSES:
Cost of access and maintenance—telecommunications services segment:
Cost of access	$119	$1,863	$2,047	$1,961
Third party maintenance	6	106	158	191

Total cost of access and maintenance—telecommunications services segment	$125	$1,969	$2,205	$2,152

Other operating expenses—telecommunications services segment:
Cost of sales	$3	$44	$49	$43
Real estate, network, and operations	19	369	519	684
Sales and marketing	10	113	156	374
General and administrative	13	93	141	340
Non-income taxes	1	29	27	34
Bad debt expense	3	44	75	122

Total other operating expenses—telecommunications services segment	$49	$692	$967	$1,597

Other operating expenses—installation and maintenance segment:
Cost of sales	$1	$132	$184	$428
Other selling, general and administrative expenses	4	30	57	55

Total other operating expenses—installation and maintenance segment	$5	$162	$241	$483

Total other operating expenses—consolidated	$54	$854	$1,208	$2,080

Termination of ship charter—installation and maintenance segment	$—	$(15)	$—	$—

Depreciation and amortization—telecommunications services segment	$8	$138	$132	$1,489
Depreciation and amortization—installation and maintenance segment	1	6	5	59

Total depreciation and amortization	$9	$144	$137	$1,548

Asset impairment charges	$—	$—	$—	$17,181

Restructuring charges	$—	$—	$—	$410

Total operating expenses	$188	$2,952	$3,550	$23,371

Restructuring charges and incentive cash compensation under employee retention programs for the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002 were included in reorganization items, net (see Note 23).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

22. INCOME TAXES

The benefit (provision) for income taxes is comprised of the following:

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	December 31, 2002	December 31, 2001
Current	$(1)	$(5)	$102	$877
Deferred	—	—	—	970

Total income tax benefit (provision)	$(1)	$(5)	$102	$1,847

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

The following is a summary of the significant items giving rise to components of the Company’s deferred tax assets and liabilities:

	Successor		Predecessor
	December 31, 2003		December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(restated)
Property and equipment	$1,086	$—	$1,250	$—
Net operating loss (NOL) carry forwards	2,972	—	1,489	—
Bad debt reserve	119	—	110	—
Deferred revenue	—	(95)	105	—
Intangibles	—	(24)	—	—
Other	95	—	210	—

	4,272	(119)	3,164	—
Valuation allowance	(4,153)	—	(3,164)	—

	$119	$(119)	$—	$—

The Company recorded a valuation allowance of $989 and $506 for the years ended December 31, 2003 and 2002, respectively. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carry forwards. In evaluating the amount of valuation allowance needed, the Company considers the subsidiaries prior operating results and future plans and expectations. The utilization period of the NOL carry forwards and the turnaround period of other temporary differences are also considered. Certain of the Company’s NOLs began to expire in 2003. The future recognition of such amounts will first reduce reorganization value in excess of the fair value of net assets. Should the recognition of net deferred tax assets result in the elimination of reorganization value in excess of the fair value of net assets, any additional deferred tax asset recognition will reduce other intangible assets. Deferred tax assets recognized in excess of the carrying value of intangible assets will be treated as an increase to additional paid-in capital.

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

23. REORGANIZATION ITEMS

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

	Predecessor
	January 1 to December 9, 2003	December 31, 2002
	(restated)
Professional fees	$(115)	$(133)
Restructuring costs	(46)	(95)
Retention plan costs	(22)	(40)
Vendor settlements	45	255
Deferred finance costs	—	(102)
Interest income, net	11	20

Total reorganization items, net	(127)	(95)
Gain on settlement of liabilities subject to compromise and recapitalization (see Note 4)	23,934	—
Gain from fresh start adjustments (see Note 4)	1,100	—

Gain (loss) on reorganization items	$24,907	$(95)

Net cash used for reorganization items was $12, $391 and $292, respectively, for the period from December 10, 2003 to December 31, 2003, the period from January 1, 2003 to December 9, 2003 and for the year ended December 31, 2002.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

24. INCOME (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted income (loss) per share:

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
	(restated)	(restated)
Income (loss) from continuing operations	$(11)	$24,739	$(296)	$(20,478)
Preferred stock dividends	—	—	(19)	(238)

Income (loss) from continuing operations applicable to common shareholders	$(11)	$24,739	$(315)	$(20,716)
Weighted average shares outstanding:
Basic	22,000,000	909,413,046	903,217,277	886,471,473

Incremental shares based on assumed conversion of cumulative convertible preferred stock	—	43,046,468	—	—

Diluted	22,000,000	952,459,514	903,217,277	886,471,473

Income (loss) from continuing operations applicable to common shareholders:
Basic earnings (loss) per share	$(0.50)	$27.20	$(0.35)	$(23.37)
Diluted earnings (loss) per share	$(0.50)	$25.97	$(0.35)	$(23.37)

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

25. STOCK OPTION PLAN

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

On December 12, 2001 the Compensation Committee of the Company’s Board of Directors approved a total of 19,388,110 stock options to be granted to employees at an exercise price of $1.12 per share. As a result of the significant downturn in the Company’s operations and related events, the terms of this stock option grant were never communicated to the employees and, as a result, a mutual understanding of these terms between the Company and employees did not crystallize. For purposes hereof and in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the employee stock option grants on December 12, 2001 are not included in the pro forma calculation of net income (loss) and basic and diluted income (loss) per share (see Note 4) and the calculation of granted, outstanding and exercisable stock options for the period January 1 to December 9, 2003 and the years ended December 31, 2002 and 2001, respectively.

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

26. EMPLOYEE BENEFIT PLANS

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Details on the effect on operations of principal pension plans sponsored by the Company are as follows:

	Pension Plans				Post Retirement Plan
	Successor	Predecessor			Successor	Predecessor
			Years Ended				Years Ended
			December 31,				December 31,
	December 10 to December 31, 2003	January 1 to December 9, 2003	2002	2001	December 10 to December 31, 2003	January 1 to December 9, 2003	2002	2001
Service cost	$—	$5	$6	$7	$—	$—	$—	$—
Interest cost on projected benefit obligation	—	10	10	26	—	—	—	5
Expected return on plan assets	—	(12)	(14)	(45)	—	—	—	—
Net amortization and deferral	—	2	—	3	—	—	—	—
Recognized due to emergence	—	5	—	—	—	—	—	—
Recognized curtailment (gain) loss	—	—	(3)	(3)	—	—	—	—

Net periodic pension (benefit) cost	—	10	(1)	(12)	—	—	—	5
Settlements	—	—	—	2	—	—	—	—
Recognized due to spin-off to Citizens	—	7	—	241	—	—	—	(111)

Net (benefit) cost	$—	$17	$(1)	$231	$—	$—	$—	$(106)

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

27. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As discussed in Note 6, on July 19, 2002, PCL and certain of its subsidiaries filed voluntary petitions for relief under the Bankruptcy Code. Accordingly, for purposes of the Company’s consolidated financial statements, PCL and its subsidiaries were no longer included in the Company’s consolidated and consolidating financial statements. The bankruptcy caused the PC-1 Credit Facility to be in default and the debt was called. As of June 30, 2002, the Company recognized $12 in other comprehensive loss related to the PC-1 Credit Facility interest rate swaps. In July 2002, as PCL, net assets were abandoned and removed from the consolidated financial statements, the Company recognized the $12 loss in the consolidated statements of operations related to the PC-1 Credit Facility interest rate swaps.

28. FINANCIAL INSTRUMENTS

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

Note 15. These liabilities were settled in accordance with the Plan of Reorganization on the Effective Date. The fair value of the Senior Notes, mandatorily redeemable preferred stock, cumulative convertible preferred stock and interest rate swap transactions are based on market quotes and the fair values are as follows:

	Successor		Predecessor
	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt with controlling shareholder	$200	$200	$—	$—
Senior notes, net of discount	—	—	4,100	14
Mandatorily redeemable preferred stock	—	—	526	5
Cumulative convertible preferred stock	—	—	1,918	28

29. COMMITMENTS, CONTINGENCIES AND OTHER

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

Securities and Exchange Commission Investigation

On February 5, 2002, the SEC commenced a formal investigation into the Company’s concurrent transactions for purchase and sale of telecommunications capacity services between the Company and the Company’s carrier customers and related accounting and disclosure issues. The Company has been cooperating with the SEC by providing documents and other information to the SEC staff, which has taken testimony from current and former officers and directors of Old GCL. To resolve the SEC’s investigation, the Company and certain former officials have entered into negotiations with the SEC staff with a view to settlement, although to date settlement has not been reached. As part of the chapter 11 process, the SEC filed a proof of claim asserting contingent and unliquidated amounts against the Company. However, on November 14, 2003, the Bankruptcy Court approved a stipulation among Predecessor, the SEC and the Company’s unsecured creditors committee in which the SEC withdrew its proof of claim, with prejudice.

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

Administrative Claims from the Chapter 11 Case

Under the Plan of Reorganization, claims arising after the commencement of the GC Debtors’ chapter 11 cases (“Administrative Claims”) are to be paid in full. As is typical in chapter 11 cases, Administrative Claims were asserted against the GC Debtors that far exceed the amount owed. The Successor has assumed these obligations and is in the process of objecting to such Administrative Claims. The Company does not believe that the resolution of those claims will not have an adverse affect on the Successor.

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

Network Security Agreement

In order to gain regulatory approval, which was a requirement for the consummation of the Plan of Reorganization from the United States government, the Company entered into an agreement to address the United States government’s national security and law enforcement concerns. Implementation of and compliance under the agreement will require ongoing capital and operating expenditures of approximately $5 in 2004 and $2.5 per annum in subsequent years.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

30. RELATED PARTY TRANSACTIONS

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

Joint Venture Between AGC and ST Telemedia

On May 20, 2000, AGC entered into a non-binding memorandum of understanding with a majority owned subsidiary of ST Telemedia (“Starhub”) to enter into joint venture agreements for the purpose of forming two joint ventures, each of which was to be 50% owned by AGC and Starhub. On January 12, 2001, AGC and Starhub executed the first joint venture agreement, forming Starhub Asia Global Crossing Pte Ltd (“SAGC”). SAGC was established to build and operate backhaul and telehouses in Singapore and to connect a terrestrial network within Singapore to connect with AGC’s Pan Asian East Asia Crossing (“EAC”) subsea system. On May 8, 2002, AGC and Starhub announced that SAGC would become a wholly-owned subsidiary of AGC. This modification occurred to more appropriately reflect the respective capacity needs of AGC and Starhub. Under the terms of the modification, AGC was to continue to utilize the Starhub network for its Singapore backhaul. Similarly, Starhub was to continue to access AGC’s network for its international capacity needs. As a result of AGC’s chapter 11 petitions and subsequent sale of substantially all of AGC’s operating subsidiaries on March 11, 2003 (see Note 8), there is no longer any continuing relationship between AGC and Starhub.

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

Mr. Legere’s right to an initial grant of stock options was satisfied by the issuance to him of 325,000 such options on December 9, 2003. These options are included in the 2,199,000 options referred to in Note 25.

On January 15, 2004, Mr. Legere received a $0.53 retention plan payment as part of the $22 in aggregate retention payments made to employees of Successor.

31. SEGMENT REPORTING

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The information below summarizes certain financial data of the Company by segment:

	Successor	Predecessor
			Years ended
	December 10 to December 31, 2003	January 1 to December 9, 2003	December 31, 2002	December 31, 2001
	(restated)	(restated)
Revenues:
Commercial	$60	$988	$1,252	$1,395
Consumer	2	26	44	110
Carrier:
Service revenue	102	1,507	1,533	1,519
Sales-type lease revenue	—	—	—	18
Amortization of prior period IRUs	—	78	74	80

Total carrier	102	1,585	1,607	1,617

Telecommunications service revenue	164	2,599	2,903	3,122
Installation and maintenance segment revenue	14	168	270	741
Inter segment eliminations[1]	—	(13)	(57)	(204)

Consolidated revenues	$178	$2,754	$3,116	$3,659

Selected Financial Information:
Operating income (loss):
Telecommunication services	$(18)	$(213)	$(458)	$(18,983)
Installation and maintenance	8	15	24	(729)

Consolidated	$(10)	$(198)	$(434)	$(19,712)

Cash paid for capital expenditures:
Telecommunication services	$11	$139	$275	$2,577
Installation and maintenance	—	2	6	66

Consolidated	$11	$141	$281	$2,643

			Successor	Predecessor
			December 31, 2003	December 31, 2002
			(restated)
Total assets:
Telecommunication services			$2,057	$2,366
Installation and maintenance			191	269

Consolidated			$2,248	$2,635

[1]	Installation and maintenance revenue includes revenue related to services performed by the telecommunications services segment. These revenues and the related intercompany profit are eliminated upon consolidation.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Company information provided on geographic sales is based on the order location of the customer. Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
Revenue(1):
United States	$115	$1,909	$2,271	$2,481
United Kingdom	52	687	643	790
Other countries	11	158	202	388

Consolidated Worldwide	$178	$2,754	$3,116	$3,659

	Successor	Predecessor
	December 31, 2003	December 31, 2002
	(restated)
Long-lived assets:
United States	$395	$347
United Kingdom	252	251
International waters	254	210
Other countries	285	251
Other(2)	113	—

Consolidated Worldwide	$1,299	$1,059

(1)	There were no individual customers during December 10, 2003 to December 31, 2003, January 1, 2003 to December 9, 2003 and the years ended 2002, or 2001 that accounted for more than 10% of consolidated revenue.
(2)	Long-lived assets include customer lists, trademark and trade name, goodwill and internally developed software.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

32. SUPPLEMENTAL CASH FLOW INFORMATION

	Successor	Predecessor
	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended
			December 31, 2002	December 31, 2001
	(restated)	(restated)
SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTIVITIES:
Common stock issued to holders of preferred stock	$—	$24	$797	$27

Common stock acquired from sale of Global Center	$—	$—	$—	$1,918

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
Costs incurred for construction in progress	$(13)	$(77)	$(143)	$(2,471)
(Decrease)/Increase in accrued construction costs	2	(154)	(305)	(179)
Write back of accrued construction costs on vendor settlements	—	90	167	—
Amortization of deferred finance costs	—	—	—	7

Cash paid for property and equipment	$(11)	$(141)	$(281)	$(2,643)

Investments in affiliates:
Effect of consolidation of joint venture	$—	$—	$(26)	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Changes in operating assets and liabilities:
Accounts receivable	$8	$14	$177	$(108)
Other current assets	(14)	14	59	204
Other long-term assets	3	(24)	79	(45)
Deferred revenue	15	90	52	371
Current liabilities other than debt	(19)	15	252	38
Deferred credits and other	(9)	23	(18)	(880)

	$(16)	$132	$601	$(420)

Restricted cash received (disbursed) related to sale of IPC	$—	$(309)	$—	$301

Cash paid for interest and income taxes:
Interest paid and capitalized[1]	$1	$19	$20	$484

Interest paid (net of capitalized interest)	$1	$19	$20	$393

Cash received for income taxes, net	$(1)	$(34)	$(93)	$(91)

[1]	No interest has been capitalized since December 31, 2001.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

33. SUBSEQUENT EVENTS

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

State of Liquidity

At June 30, 2004, the Company’s available liquidity consisted of $139 of unrestricted cash and cash equivalents, including $53 related to GMS. Upon consummation of the sale of GMS to Bridgehouse Marine Ltd. (“Bridgehouse”) on August 13, 2004, all cash held by GMS ceased to constitute part of the Company’s consolidated assets. At June 30, 2004, the Company also held $31 ($17 of which is included in long-term other assets) in restricted cash. This restricted cash represents collateral relating to certain letters of credit, guarantees, performance bonds and deposits and net cash proceeds from asset sales as defined in the indenture for the Senior Secured Notes. In June 2004, the Company received approximately $11 from the sale of a marketable security, which is included in restricted cash as a component of other assets as at June 30, 2004. On July 16, 2004, the Company received notification from STT Hungary Liquidity Management Limited Liability Company, a subsidiary of ST Telemedia (“STT Hungary”), that the restriction on the use of the proceeds from the sale of the marketable security had been removed.

The Company expects that its available liquidity will continue to decline substantially during the second half of 2004 due to operating cash flow requirements and estimated payments of $56 for deferred reorganization costs and $15 for the final fees and expenses of retained professionals under the bankruptcy proceedings. As of the date of the filing of this annual report on Form 10-K/A, $41 of the $71 have been paid.

On May 18, 2004, the Company reached agreement with a subsidiary of ST Telemedia to provide the Company with up to $100 in financing under a senior secured loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility was entered into by the Company’s primary operating company subsidiary in the United Kingdom, Global Crossing (UK) Telecommunications Limited (“GCUK”), and STT Communications Ltd. (“STTC”), a subsidiary of ST Telemedia. STTC subsequently assigned its rights and obligations under the Bridge Loan Facility to STT Crossing Ltd., another subsidiary of ST Telemedia (“STT Crossing”). The Bridge Loan Facility matures on December 31, 2004, and initially bore interest at a rate equal to one-month LIBOR plus 9.9%. Every 90 days after the May 18, 2004 closing, the spread over LIBOR increases by 0.5%. In addition, the Company is required to pay a fee of 1.0% per annum on any undrawn portion of the Bridge Loan Facility. Under this facility, the Company borrowed $40 on June 1, 2004, an additional $40 on August 2, 2004, and a final $20 on October 1, 2004.

The Bridge Loan Facility permits the Company to upstream the loan proceeds and use them for the general corporate purposes of the entire Global Crossing group. The loans are secured by a lien on substantially all of the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

assets of GCUK and a pledge of the capital stock of GCUK. In addition, the Bridge Loan Facility is guaranteed by Global Crossing Limited and each subsidiary that receives an economic benefit from the loan proceeds. Except in the case of Global Crossing Limited, these guarantees are limited to the funds received by each guaranteeing subsidiary.

In general, the covenants and events of default for the Bridge Loan Facility are customary for a senior secured credit facility. These provisions include limitations on the ability of GCUK and its subsidiaries to (1) incur indebtedness or liens, (2) pay dividends or make other payments to equity holders, (3) make investments or enter into sale and leaseback transactions or (4) sell assets or enter into consolidation or merger transactions. The Bridge Loan Facility also (a) contains cross-default provisions which could result in the acceleration of GCUK’s repayment obligations in the event that Global Crossing Limited or any one or more of its subsidiaries were to default on any capital lease obligation or other debt obligation totaling more than $2.5; and (b) prohibits the Company from making any cash payment of bonuses during the remainder of 2004, with certain limited exceptions, unless approved by a majority of the Compensation Committee of the Board of Directors of Global Crossing Limited. An event of default under the Bridge Loan Facility would, following certain notices, trigger a cross-default under the Senior Secured Notes, and an event of default under the Senior Secured Notes would, following certain notices, trigger a cross-default under the Bridge Loan Facility.

STT Crossing has the right to transfer the Bridge Loan Facility to a bank without the Company’s consent. The terms of the Bridge Loan Facility require it to be repaid from the proceeds of any debt or capital markets transaction of GCUK. In addition, STT Crossing has the right to exchange a principal amount of the loan balance under the Bridge Loan Facility for an equivalent principal amount of debt securities issued in any such debt offering by GCUK.

As of the date of the filing of this annual report on Form 10-K/A, the Company expects it will need to obtain up to $40 in additional financing to fund the Company’s anticipated liquidity requirements through the end of 2004. The Company will also need to refinance the Bridge Loan Facility at its maturity on December 31, 2004. Moreover, based on the Company’s current projections, the Company will need to raise substantial additional financing to meet its anticipated liquidity needs beyond 2004. If the Company is unable to raise substantial financing or improve its operating results to achieve positive operating cash flows in the future, the Company will be unable to meet its anticipated liquidity requirements. The Company can provide no assurances in this regard.

The Company is currently seeking to arrange financing to provide it with the additional liquidity needed through the end of 2004 and beyond and to refinance the Bridge Loan Facility. Such financing may include a secured debt financing by GCUK and a working capital facility secured by certain accounts receivable. The indenture for the Senior Secured Notes currently permits the Company to incur the following (subject to the terms of the restructuring agreement described below): (i) up to $150 in additional debt under one or more working capital facilities, (ii) up to $50 in purchase money debt or capital lease obligations, (iii) up to $10 in debt for general corporate purposes and (iv) additional subordinated debt if the Company satisfies the leverage ratio specified in the indenture, although the Company does not expect to satisfy such ratio for the foreseeable future.

STT Crossing has provided a commitment, subject to certain conditions, documentation and completion of any necessary collateral filings, to increase the availability under the Bridge Loan Facility by $25, to $125. This additional $25 is intended to be advanced in early November to meet the Company’s anticipated liquidity needs through November by which time the Company believes that the secured debt financing by GCUK can be completed with currently anticipated proceeds of $300 or more. This financing, together with a working capital facility, are intended to meet the Company’s long-term funding requirements. If the GCUK debt financing is not completed in November 2004, the Company would require additional funding from ST Telemedia as discussed below. The Company can provide no assurance that the GCUK secured debt financing will be completed.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

In order to permit any secured debt financing by GCUK and any working capital facility to proceed, the Company has entered into a restructuring agreement with STTC, STT Crossing and STT Hungary. The restructuring agreement contemplates that the following would occur simultaneously with the closing of a secured debt financing by GCUK: (1) the security interests securing the Senior Secured Notes and the Bridge Loan Facility would be released; (2) $50 (plus any amount borrowed under the additional $25 Bridge Loan Facility commitment) of the Senior Secured Notes would be repaid; and (3) the Bridge Loan Facility and the remaining Senior Secured Notes would be refinanced by $250 principal amount of 4.7% payable-in-kind secured debt instruments that would be mandatorily convertible into common equity of GCL after four years, or converted earlier at ST Crossing’s and STT Hungary’s option, into approximately 16.2 million shares of common stock of the Company (assuming conversion after four years), subject to certain adjustments. The new secured debt instruments would be secured in a manner substantially similar to the Senior Secured Notes, except that they would not have liens on assets of GCUK. The restructuring agreement contains general descriptions of these transactions and is subject to completion of definitive documentation satisfactory to the parties and a number of other material conditions described therein. The Company can provide no assurance that the restructuring contemplated in the restructuring agreement will be completed.

If the Company cannot arrange additional financing by the end of November 2004, ST Telemedia has also indicated to Grant Thornton its non-binding intention, based on the Company’s operating plan and commitment to adhere to that plan, to provide up to $155 of financial support to the Company (which support may come, in part, in the form of a restructuring or refinancing of the Bridge Loan Facility, including by way of providing the additional $25 commitment) to be used as additional working capital to fund the needs of the Company’s business as required through the first quarter 2005, on such terms and conditions as the Company and ST Telemedia may agree. While ST Telemedia has indicated its intention to provide this financial support to the Company if necessary and management expects that ST Telemedia would make such financial support available, neither ST Telemedia nor any of its affiliates has any contractual obligation to provide financial support to the Company, and the Company can provide no assurance that ST Telemedia would provide any such financial support.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

34. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited operating results of the Predecessor for 2002, three quarters ended September 30, 2003, and the period from October 1 through December 9, 2003, and selected unaudited operating results of the Successor for the period December 10, 2003 through December 31, 2003. For a description of the restatement and the effect on the periods December 10, 2003 to December 31, 2003 and January 1, 2003 to December 9, 2003, see Note 2, “Restatement of Previously Issued Financial Statements.”

	Predecessor
	Three Months Ended
	March 31, 2003			June 30, 2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	$735	$—	$735	$744	$—	$744
Operating loss	(48)	(25)	(73)	(31)	(17)	(48)
Income (loss) applicable to common shareholders	(72)	(25)	(97)	(10)	(17)	(27)
Loss applicable to common shareholders per basic share	(0.08)	(0.03)	(0.11)	(0.01)	(0.02)	(0.03)
Loss applicable to common shareholders per diluted share	(0.08)	(0.03)	(0.11)	(0.01)	(0.02)	(0.03)
Shares used in computing basic (loss) income per share	909,232,279	909,232,279	909,232,279	909,457,012	909,457,012	909,457,012
Shares used in computing diluted (loss) income per share	909,232,279	909,232,279	909,232,279	909,457,012	909,457,012	909,457,012

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

	Predecessor
	Period Ended
	July 1, 2003 to September 30, 2003			October 1, 2003 to December 9, 2003
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Revenue	$734	$—	$734	$541	$—	$541
Operating loss	(28)	(13)	(41)	(26)	(10)	(36)
Income (loss) applicable to common shareholders	(67)	(13)	(80)	24,888	55	24,943	[1]
Loss applicable to common shareholders per basic share	(0.07)	(0.02)	(0.09)	27.36	0.06	27.42
Loss applicable to common shareholders per diluted share	(0.07)	(0.02)	(0.09)	26.13	0.06	26.19
Shares used in computing basic (loss) income per share	909,463,931	909,463,931	909,463,931	909,522,997	909,522,997	909,522,997
Shares used in computing diluted (loss) income per share	909,463,931	909,463,931	909,463,931	952,569,465	952,569,465	952,569,465

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

	Successor
	Period December 10, 2003 to December 31, 2003
	As Previously
	Reported	Adjustment	As Restated
Revenue	$178	$—	$178
Operating loss	(8)	(2)	(10)
Income (loss) applicable to common Shareholders	(9)	(2)	(11)
Loss applicable to common shareholders per basic share	(0.41)	(0.09)	(0.50)
Loss applicable to common shareholders per diluted share	(0.41)	(0.09)	(0.50)
Shares used in computing basic (loss) income per share	22,000,000	22,000,000	22,000,000
Shares used in computing diluted (loss) income per share	22,000,000	22,000,000	22,000,000

	Predecessor
	2002 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$801	$790	$760	$765
Operating loss	(193)	(87)	(54)	(100)
(Loss) income from continuing operations	(372)	(146)	68	154
Net (loss) income	(432)[2]	(221)	539[3]	768[4]
(Loss) income applicable to common shareholders	(451)	(221)	539	768
(Loss) income from continuing operations applicable to common shareholders per common share	(0.44)[5]	(0.16)	0.08	0.17
(Loss) income applicable to common shareholders per common share	(0.50)	(0.24)	0.59	0.85
Shares used in computing basic and diluted (loss) income per share	896,184,896	902,318,163	908,761,371	908,762,710

[1]	Includes $23,934 and $1,100 of debt and equity restructuring adjustments of Predecessor in accordance with the recapitalization provisions of fresh start accounting (see Note 4).
[2]	Includes $102 reorganization items expense related to the write off of deferred finance costs (see Note 23).
[3]	Includes an after tax gain of $546 on the abandonment of PCL which was recorded as gain from discontinued operations (see Note 8) and $200 reorganization items gain on vendor settlements (see Note 23).
[4]	Includes an after tax gain of $638 on the abandonment of AGC which was recorded as gain from discontinued operations (see Note 8) and $55 reorganization items gain on vendor settlements (see Note 23).
[5]	Included in the calculation of loss from continuing operations applicable to common shareholders per common share for the quarter ended March 31 is $19 of preferred stock dividends.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of period	Additions		Deductions	Balance at end of period
		Charged to cost and expenses	Charged to other accounts
Successor:
December 10 to December 31, 2003
Reserve for uncollectible accounts and customer credits	$123	$3	$6	$(8)	$124
Restructuring reserves	$181	$—	$9	$(3)	$187
Deferred tax valuation allowance	$3,629	$524	$—	$—	$4,153
Predecessor:
January 1, 2003 to December 9, 2003
Reserve for uncollectible accounts and customer credits	$134	$45	$45	$(101)	$123
Restructuring reserves	$273	46	$11	$(149)	$181
Deferred tax valuation allowance	$3,164	$465	$—	$—	$3,629
2002
Reserve for uncollectible accounts and customer credits	$128	$77	$103	$(174)	$134
Restructuring reserves	$287	$95	$8	$(117)	$273
Deferred tax valuation allowance	$2,658	$506	$—	$—	$3,164
2001
Reserve for uncollectible accounts and customer credits	$139	$124	$64	$(199)	$128
Restructuring reserves	$—	$410	$19	$(142)	$287
Deferred tax valuation allowance	$170	$2,488	$—	$—	$2,658