Form 10-Q
period 2004-03-31
GLOBAL CROSSING LTD
filed 2004-10-08
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001–16201

GLOBAL CROSSING LIMITED

BERMUDA	98-0407042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

WESSEX HOUSE

45 REID STREET

HAMILTON HM12, BERMUDA

(Address Of Principal Executive Offices)

(441) 296-8600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding as of October 1, 2004: 22,000,000 shares.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (unaudited):	1

	Condensed Consolidated Balance Sheets for Successor as of March 31, 2004 and December 31, 2003 as restated.	1

	Condensed Consolidated Statements of Operations for Successor for the three months ended March 31, 2004 and Predecessor for the three months ended March 31, 2003 as restated.	2

	Condensed Consolidated Statements of Cash Flows for Successor for the three months ended March 31, 2004 and Predecessor for the three months ended March 31, 2003 as restated.	3

	Notes to Condensed Consolidated Financial Statements.	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4.	Controls and Procedures	50

PART II.	OTHER INFORMATION	54

Item 1.	Legal Proceedings.	54

Item 6.	Exhibits and Reports on Form 8-K	54

PART I. Financial Information

Item 1. Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	Successor
	March 31, 2004	December 31, 2003
	(unaudited)	(Restated)
ASSETS:
Current assets:
Cash and cash equivalents	$214	$290
Restricted cash and cash equivalents	15	15
Accounts receivable, net of allowances of $119 and $124, respectively	366	421
Other current assets and prepaid costs	162	166

Total current assets	757	892
Property and equipment, net	1,186	1,186
Intangible assets, net	87	113
Other assets	63	57

Total assets	$2,093	$2,248

LIABILITIES:
Current liabilities:
Accounts payable	$148	$143
Accrued cost of access	214	229
Accrued restructuring costs—current portion	39	32
Deferred revenue—current portion	90	87
Deferred reorganization costs—current portion	102	128
Other current liabilities	444	421

Total current liabilities	1,037	1,040
Debt with controlling shareholder	200	200
Obligations under capital leases	178	200
Deferred revenue	142	148
Deferred reorganization costs	37	42
Other deferred liabilities	204	225

Total liabilities	1,798	1,855

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock with controlling shareholder, 45,000,000 shares authorized, par value $0.10 per share, 18,000,000 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	2	2
Common stock, 55,000,000 shares authorized, par value $0.01 per share, 22,000,000 (6,600,000 with the controlling shareholder) shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	410	406
Accumulated other comprehensive income (loss)	6	(4)

Accumulated deficit	(123)	(11)

	295	393

Total liabilities and shareholders’ equity	$2,093	$2,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except share and per share information)

	Successor	Predecessor
	Three Months Ended, March 31,
	2004	2003
		(Restated)
REVENUES	$690	$735
OPERATING EXPENSES:
Cost of access and maintenance	506	533
Other operating expenses	236	240
Depreciation and amortization	44	35

	786	808

OPERATING LOSS	(96)	(73)
OTHER INCOME (EXPENSE):
Interest expense, net	(9)	(7)
Other income (expense), net	7	(11)

LOSS FROM OPERATIONS BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(98)	(91)
Reorganization items, net	—	(5)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(98)	(96)
Provision for income taxes	(14)	(1)

NET LOSS	(112)	(97)
Preferred stock dividends	(1)	—

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(113)	$(97)

LOSS PER COMMON SHARE, basic and diluted:
Loss applicable to common shareholders	$(5.14)	$(0.11)

Shares used in computing basic and diluted loss per share	22,000,000	909,232,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Successor	Predecessor
	Three Months Ended March 31,
	2004	2003
		(Restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(112)	$(97)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	44	35
Reorganization items, net	—	5
Provision for doubtful accounts	1	13
Deferred reorganization costs	(31)	—
Stock-related expenses	5	—
Non-cash income tax provision	11	—
Amortization of prior period IRUs	(1)	(20)
Other	(3)	2
Changes in operating assets and liabilities	35	58

Net cash used in operations	(51)	(4)
Net cash used in reorganization items	—	(44)

Net cash used in operating activities	(51)	(48)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(29)	(44)
Proceeds from sale of property and equipment	—	6
Proceeds from the sale of equity interest in holding companies	4	—
Proceeds from sale of marketable securities	—	2
Change in restricted cash and cash equivalents	—	(1)

Net cash used in investing activities	(25)	(37)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of capital lease obligations	(4)	(5)

Net cash used in financing activities	(4)	(5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4	(1)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(76)	(91)
CASH AND CASH EQUIVALENTS, beginning of period	290	423

CASH AND CASH EQUIVALENTS, end of period	$214	$332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$—	$1

Cash paid for interest[1]	$5	$5

[1]	No interest has been capitalized since December 31, 2001.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of sites, square footage, employees, share and per share information)

1. BACKGROUND AND ORGANIZATION

Global Crossing Limited (formerly GC Acquisition Ltd.), a company organized under the laws of Bermuda in 2003 (“New GCL”), became the successor to Global Crossing Ltd., a company organized under the laws of Bermuda in 1997 (“Old GCL”), as a result of the consummation of the transactions contemplated by the Joint Plan of Reorganization, as amended (the “Plan of Reorganization”) of Old GCL and certain of its debtor subsidiaries (Old GCL, collectively with its debtor subsidiaries, the “GC Debtors”), pursuant to chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) on December 9, 2003 (the “Effective Date”). In these notes to the condensed consolidated financial statements, references to the “Company” in respect of time periods preceding the Effective Date are references to Old GCL and its consolidated subsidiaries (collectively, the “Predecessor”), while such references in respect of time periods commencing with the Effective Date are references to New GCL and its consolidated subsidiaries (collectively, the “Successor”).

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

The Company’s strategy is to be a premier provider of broadband communications services in commercial centers worldwide. The Company seeks to attain market leadership in global data and Internet Protocol (“IP”) services by taking advantage of its extensive broadband network and technological capabilities. Prior to August 13, 2004, through its Global Marine Systems Limited (“GMS” or “Global Marine”) subsidiary, the Company also provided installation and maintenance services for subsea telecommunications systems.

On February, 27, 2004, the Company retained Citigroup Global Markets Inc. as its financial advisor to assist in exploring strategic alternatives regarding GMS, including the potential sale of that business. On August 3, 2004, the Company’s Board of Directors approved a plan to divest GMS and on August 13, 2004, the Company consummated a series of agreements with Bridgehouse Marine Ltd. (“Bridgehouse”) for the sale of GMS and the transfer of the Company’s forty-nine percent shareholding in S.B. Submarine Systems Company Ltd., a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration of up to $15, subject to certain conditions as defined in the agreements. As a result of these transactions Bridgehouse has assumed all of GMS’s capital and operating lease commitments and the Company is no longer subject to cross-defaults that could have been triggered under the indenture for the Senior Secured Notes and the Bridge Loan Facility (as defined below) as a result of pending defaults by GMS under such lease commitments. Management of the Company has determined that on August 3, 2004, GMS first met all required criteria to be classified as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with SFAS No. 144, GMS will be reflected as a discontinued operation in the period in which it met the criteria and will be disclosed as such in the condensed consolidated financial statements included in the Company’s quarterly report on Form 10-Q for the quarter ending September 30, 2004. Under the indenture for the $200 of senior secured notes issued on the Effective Date (the “Senior Secured Notes”), in the event of a sale of GMS, any net proceeds received by the Company, after settlement of liabilities and deal costs, were required to be used to repay the Senior Secured Notes. However, the Company received a waiver of this requirement from STT Hungary Liquidity Management Limited Liability Company, the holder of the Senior Secured Notes (“STT Hungary”), which is a subsidiary of Singapore Technologies Telemedia Pte Ltd, the Company’s majority stockholder (“ST Telemedia”). During 2004, the Company received a waiver from STT Hungary of the restrictions in the indenture for the Senior Secured Notes

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

that would otherwise have limited the Company’s ability to transfer funds from Global Crossing (UK) Telecommunications Limited (“GCUK”) to other subsidiaries. The Company also received certain waivers from STT Hungary of the potential default under the Senior Secured Notes (and under the Bridge Loan Facility through the operation of cross-default provisions) that otherwise would have arisen as a result of our failure to provide STT Hungary with quarterly financial information in respect of the first and second quarters of 2004 by the dates required under the indenture for the Senior Secured Notes.

At March 31, 2004, the Company’s available liquidity consisted of $214 in unrestricted cash and cash equivalents, including $63 related to GMS. At June 30, 2004, the Company’s available liquidity consisted of $139 of unrestricted cash and cash equivalents, including $53 related to Global Marine. Upon consummation of the sale of Global Marine to Bridgehouse on August 13, 2004, all cash held by Global Marine ceased to constitute part of the Company’s consolidated assets. At June 30, 2004, the Company also held $31 ($17 of which is included in long-term other assets) in restricted cash. This restricted cash represents collateral relating to certain letters of credit, guarantees, performance bonds and deposits and net cash proceeds from asset sales as defined in the indenture for the Senior Secured Notes. In June 2004, the Company received approximately $11 from the sale of a marketable security, which is included in restricted cash as a component of other assets as at June 30, 2004. On July 16, 2004, the Company received notification from STT Hungary that the restriction on the use of the proceeds from the sale of the marketable security had been removed.

The Company expects that its available liquidity will continue to decline substantially during the second half of 2004 due to operating cash flow requirements and estimated payments of $56 for deferred reorganization costs and $15 for the final fees and expenses of retained professionals under the bankruptcy proceedings. As of the date of the filing of this quarterly report on Form 10-Q, $41 of this $71 has been paid.

On May 18, 2004, the Company reached agreement with a subsidiary of ST Telemedia to provide the Company with up to $100 in financing under a senior secured loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility was entered into by the Company’s primary operating company subsidiary in the United Kingdom, GCUK, and STT Communications Ltd. (“STTC”), a subsidiary of ST Telemedia. STTC subsequently assigned its rights and obligations under the Bridge Loan Facility to STT Crossing Ltd., another subsidiary of ST Telemedia (“STT Crossing”). The Bridge Loan Facility matures on December 31, 2004, and initially bore interest at a rate equal to one-month LIBOR plus 9.9%. Every 90 days after the May 18, 2004 closing, the spread over LIBOR increases by 0.5%. In addition, the Company is required to pay a fee of 1.0% per annum on any undrawn portion of the Bridge Loan Facility. Under this facility, the Company borrowed $40 on June 1, 2004, an additional $40 on August 2, 2004, and a final $20 on October 1, 2004.

The Bridge Loan Facility permits the Company to upstream the loan proceeds and use them for the general corporate purposes of the entire Global Crossing group. The loans are secured by a lien on substantially all of the assets of GCUK and a pledge of the capital stock of GCUK. In addition, the Bridge Loan Facility is guaranteed by Global Crossing Limited and each subsidiary that receives an economic benefit from the loan proceeds. Except in the case of Global Crossing Limited, these guarantees are limited to the funds received by each guaranteeing subsidiary.

In general, the covenants and events of default for the Bridge Loan Facility are customary for a senior secured credit facility. These provisions include limitations on the ability of GCUK and its subsidiaries to (1) incur indebtedness or liens, (2) pay dividends or make other payments to equity holders, (3) make investments or enter into sale and leaseback transactions or (4) sell assets or enter into consolidation or merger transactions. The Bridge Loan Facility also (a) contains cross-default provisions which could result in the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

acceleration of GCUK’s repayment obligations in the event that Global Crossing Limited or any one or more of its subsidiaries were to default on any capital lease obligation or other debt obligation totaling more than $2.5; and (b) prohibits the Company from making any cash payment of bonuses during the remainder of 2004, with certain limited exceptions, unless approved by a majority of the Compensation Committee of the Board of Directors of Global Crossing Limited. An event of default under the Bridge Loan Facility would, following certain notices, trigger a cross-default under the Senior Secured Notes, and an event of default under the Senior Secured Notes would, following certain notices, trigger a cross-default under the Bridge Loan Facility.

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

As of the date of the filing of this quarterly report on Form 10-Q, the Company expects it will need to obtain up to $40 in additional financing to fund the Company’s anticipated liquidity requirements through the end of 2004. The Company will also need to refinance the Bridge Loan Facility at its maturity on December 31, 2004. Moreover, based on the Company’s current projections, the Company will need to raise substantial additional financing to meet its anticipated liquidity needs beyond 2004. If the Company is unable to raise substantial financing or improve its operating results to achieve positive operating cash flows in the future, the Company will be unable to meet its anticipated liquidity requirements. The Company can provide no assurances in this regard.

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

In order to permit any secured debt financing by GCUK and any working capital facility to proceed, the Company has entered into a restructuring agreement with STTC, STT Crossing and STT Hungary. The restructuring agreement contemplates that the following would occur simultaneously with the closing of a secured debt financing by GCUK: (1) the security interests securing the Senior Secured Notes and the Bridge Loan Facility would be released; (2) $50 (plus any amount borrowed under the additional $25 Bridge Loan Facility commitment) of the Senior Secured Notes would be repaid; and (3) the Bridge Loan Facility and the remaining Senior Secured Notes would be refinanced by $250 principal amount of 4.7% payable-in-kind secured debt instruments that would be mandatorily convertible into common equity of GCL after four years, or converted earlier at ST Crossing’s and STT Hungary’s option, into approximately 16.2 million shares of common

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

stock of the Company (assuming conversion after four years), subject to certain adjustments. The new secured debt instruments would be secured in a manner substantially similar to the Senior Secured Notes, except that they would not have liens on assets of GCUK. The restructuring agreement contains general descriptions of these transactions and is subject to completion of definitive documentation satisfactory to the parties and a number of other material conditions described therein. The Company can provide no assurance that the restructuring contemplated in the restructuring agreement will be completed.

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

Restatement of Previously Issued Financial Statements

In April 2004, in the course of preparing the Company’s condensed consolidated financial statements for the first quarter of 2004, management of the Company became concerned with the adequacy of the Company’s accrued cost of access liabilities. Upon review, the Company concluded that its December 31, 2003 cost of access liabilities were understated by $79. After substantial review and evolution as to how the Company should account for the understatement, the Company has finally concluded, after consultation with the Staff of the Securities and Exchange Commission, that a restatement of 2003 previously reported periods is required. The condensed consolidated financial statements as of and for the three months ended March 31, 2003, included in this quarterly report on Form 10-Q, include the impact of the restatement related to this period. For more information regarding the restatement and its impact to all previously issued financial statements see the consolidated financial statements included in the annual report on Form 10-K/A for the year ended December 31, 2003.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2004, and for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of New GCL and its consolidated subsidiaries (2004) and Old GCL and its consolidated subsidiaries (2003). All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented in accordance with Regulation S-X Rule 10-01. The results of operations for any interim period are not necessarily indicative of results for the full year.

The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

liabilities and disclosure of contingent assets and liabilities in the unaudited interim condensed consolidated financial statements and the accompanying notes, as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations.

The accompanying unaudited condensed consolidated financial statements do not include all footnotes and certain financial presentations normally required under U.S. GAAP. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

Old GCL and certain subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and accordingly the accompanying unaudited interim condensed consolidated financial statements for the three months ended March 31, 2003 have also been prepared in accordance with Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 requires an entity’s statement of operations to portray the results of operations of the entity during Chapter 11 proceedings. As a result, any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization and restructuring of the organization should be reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board Opinion No. 30 (“APB No. 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, as amended by Statement of Financial Accounting Standards (“SFAS”) No. 145 (“SFAS No. 145”) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying unaudited condensed consolidated financial statements for consistent presentation to current period amounts.

Recently Issued Accounting Pronouncements

In December 2003, the FASB completed its deliberations regarding the proposed modification to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (“FIN 46”) and issued FASB Interpretation Number 46R, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain type of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities (“VIEs”), or potential VIEs commonly referred to as special-purpose entities, for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Based on the analysis performed by the Company to date, the adoption of FIN 46R does not have any effect on the condensed consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”). SFAS No. 132R increases the existing U.S. GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are now required to segregate plan assets by category, such as

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. In addition, SFAS No. 132R requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003 which have been included in these notes to condensed consolidated financial statements (See Note 5).

3. FRESH START ACCOUNTING

The Company implemented “fresh start” accounting and reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) upon its emergence from bankruptcy on the Effective Date. Fresh start accounting required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. The reorganization value of $407 was determined pursuant to the Company’s Plan of Reorganization and ST Telemedia’s $250 equity investment for 61.5% ownership. Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of the Company’s assets and liabilities. The reorganization value was allocated by the Company to its assets and liabilities based upon their preliminary estimated fair values. The Company engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of its property and equipment and intangible assets. The fair values of the assets as determined for fresh start reporting were based on estimates of anticipated future cash flow. Liabilities existing on the Effective Date are stated at the present values of amounts to be paid discounted at appropriate rates. As provided by the accounting rules, the Company uses a one-year period following the Effective Date to finalize the allocation of the reorganization value to our assets and liabilities, excluding changes in amounts related to pre-confirmation contingencies which are included in the determination of net income in accordance with AICPA Practice Bulletin 11, “Accounting for Preconfirmation Contingencies in Fresh Start Reporting.” The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

The following table reflects the debt and equity restructuring, reorganization adjustments and the adoption of fresh start reporting adjustments to the Company’s consolidated balance sheet as of the Effective Date.

	Predecessor December 9, 2003	Debt & Equity Restructuring		Reorganization Adjustments		Fresh Start Adjustments		Successor December 9, 2003
	As Restated	As Restated		As Reported		As Restated		As Restated
ASSETS:
Current Assets:
Cash and cash equivalents	$196	$—		$450	(a)	$—		$367
				(279	)(b)
Restricted cash and cash equivalents	332	—		(322	)(c)	—		20
				10	(d)
Accounts receivable, net	382	—		—		(4	)(k)	378
Other current assets and prepaid costs	184	—		—		(29	)(k)	155

Total current assets	1,094	—		(141)		(33)		$920
Property and equipment, net	1,034	—		—		128	(l)	1,162
Intangibles, net	—	—		—		113	(l)	113
Other assets	131	—		—		(43	)(l)	65
						(23	)(l)	0

Total assets	$2,259	$—		$(141)		$142		$2,260

LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$86	$—		$—		$(3	)(m)	83
Accrued cost of access	286	—		—		(2	)(m)	284

Accrued restructuring costs—current portion	32	—		—				32
Deferred revenue—current portion	231	—		—		(158	)(n)	73
Deferred reorganization costs—current portion	—	202	(e)	(13	)(g)	—		189
Other current liabilities	530	—		(56	)(g)	(8)		466

Total current liabilities	1,165	202		(69)		(171)		1,127
Debt with controlling shareholder	—	—		200	(h)			200
Obligations under capital leases	219	—		—		(23	)(m)	196
Deferred revenue	1,337	—		—		(1,247	)(n)	90
Deferred reorganization costs	—	32	(e)	—				32
Other deferred liabilities	209	—		—		(1	)(m)	208
				(522	)(f)			—
Liabilities subject to compromise	8,710	(8,031	)(f)	(157	)(f)	—		—

Total liabilities	11,640	(7,797)		(548)		(1,442)		1,853

CUMULATIVE CONVERTIBLE PREFERRED STOCK	1,894	(1,894	)(l)	—				—

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock	—	—		2	(j)	—		2
Common stock	9	(9	)(i)	—		—		—
Treasury stock	(209)	209	(i)	—		—		—
Additional paid-in capital	14,374	(14,374	)(i)	405	(j)	—		405

Accumulated other comprehensive loss	(415)	—		—		415	(o)	—
Accumulated deficit	(25,034)	23,934	(o)	—		1,100	(o)	—

	(11,275)	9,760		407		1,515		407

Total liabilities and shareholders’ equity	$2,259	$69		$(141)		$73		$2,260

Debt and equity restructuring, reorganization adjustments, emergence date and fresh start accounting adjustments consist primarily of the following:

(a)	To record the receipt of the $250 equity infusion from ST Telemedia and the $200 of cash proceeds for ST Telemedia’s purchase of the New Senior Secured Notes.

(b)	To record the payment of $200 of unrestricted cash to the secured and unsecured creditors and to record the payment of $56 in professional fees to the advisors to the unsecured creditors and secured

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

creditors, JPLs, the indenture trustees and their counsels and certain of the Company’s advisors. The balance of this amount was utilized to cash collateralize certain letter of credit requirements ($10), pay post emergence professional fees to the estate ($7), fund the Class G distribution ($3) and pay certain vendor settlements that were not deferred past the emergence date ($3).

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

4. DEFERRED REORGANIZATION COSTS

Deferred reorganization costs consist of the following:

	Successor
	March 31, 2004	December 31, 2003
	(unaudited)
Access providers	$84	$109
Income taxes	24	25
Non-income taxes	20	21
Other	11	15

Total	139	170
Less—current portion	102	128

Total long-term deferred reorganization costs	$37	$42

In accordance with the Plan of Reorganization certain reorganization costs were not due and payable in full on the Effective Date. The payment terms were negotiated with the claimants during the settlement process. Many of the Company’s access providers are receiving their settlements in twelve equal monthly installments commencing thirty days after the Effective Date. Some access providers agreed to twenty-four monthly installment terms. Most of the telecommunications equipment vendors and other reorganization costs were paid within thirty days of the Effective Date. Certain of the tax claims in the case have payment terms of up to six years.

5. EMPLOYEE BENEFIT PLANS

The Company sponsors a number of both contributory and non-contributory employee pension plans available to eligible employees of Global Crossing North America Inc. (f/k/a Frontier Corporation), Global Crossing (UK) Telecommunications Limited and GMS. In addition, the Company also sponsors a postretirement benefit plan for eligible employees of Global Crossing North America Inc employees. The plans provide defined benefits based on years of service and final average salary.

In 2004, the Company expects to contribute approximately $6 to its pension plans, including $3 related to GMS. Upon consummation of the sale of GMS to Bridgehouse all related pension plan funding requirements were transferred.

Details on the effect of operations of pension plans are as follows:

	Successor	Predecessor
	Pension Plans Three Months Ended March 31,
	2004	2003
	(unaudited)
Service cost	1	1
Interest cost on projected benefit obligation	3	2
Expected return on plan assets	(3)	(3)
Net amortization and deferral	—	1

Net cost	1	1

The effect of operations of the post retirement benefit plan was less than $1 during the periods presented.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

6. STOCK-BASED COMPENSATION

Stock option plan

On December 9, 2003, the Company adopted the fair value provisions of SFAS No. 123 related to stock option awards granted or modified on December 9, 2003 and thereafter. The stock compensation expense recognized for the three months ended March 31, 2004 relating to stock option awards granted under the Global Crossing Limited 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) was approximately $4, included in Successor’s net loss as a component of other operating expenses. Under the fair value provisions of SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. As New GCL did not have a historical basis for determining the volatility and expected life assumptions in the model due to New GCL’s short market trading history, the assumptions used are an average of those used by a select group of telecommunications companies. The assumptions used to calculate stock based compensation are an expected volatility of 70%, weighted average risk free rate of return of 3.25%, expected life of 5 years, attrition rate of 6%, and zero dividend yield.

For the three months ended March 31, 2003, the Company accounted for employee stock options using the intrinsic method in accordance with APB No. 25 as amended by SFAS No. 123 and, as a result, did not recognize compensation expense. Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, net loss and loss per share for Predecessor would have been the following pro forma amounts for the three months ended March 31, 2003:

Predecessor
Three Months Ended March 31, 2003
(Restated)
(unaudited)
Loss applicable to common shareholders, as reported	$(97)
Stock-based employee compensation expense determined under fair-value-based method	(48)

Pro forma loss applicable to common shareholders	$(145)

Loss per common share, basic and diluted as reported	$(0.11)

Pro forma	$(0.16)

Upon consummation of the Company’s Plan of Reorganization on December 9, 2003, all outstanding options with respect of the Predecessor’s common stock were canceled.

Restricted stock units

On March 8, 2004, the Company awarded 1,173,375 restricted stock units to employees, officers and members of the Board of Directors under the 2003 Stock Incentive Plan. The restricted stock units vest and convert into common shares of New GCL through annual vesting of installments over a period between two and five years, with higher seniority employees having lengthier vesting periods. Granted but unvested units are forfeited upon termination of employment, except for certain rights of the Chief Executive Officer in case of termination without cause or resignation for good reason. The fair value of the restricted stock units on the date of the grant, after reductions for assumed attrition, is amortized to stock compensation expense on a straight-line basis over the vesting period. Compensation expense relating to the restricted stock units was approximately $1, and is included in Successor’s net loss for the three months ended March 31, 2004.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

7. OPERATING EXPENSES

Operating expenses consist of the following:

	Successor	Predecessor
	Three Month Ended March 31,
	2004	2003
		(Restated)
	(unaudited)
OPERATING EXPENSES:
Cost of access and maintenance—telecommunications services segment:
Cost of access	$479	$504
Third party maintenance	27	29

Total cost of access and maintenance—telecommunications services segment	506	533

Other operating expenses—telecommunications services segment:
Cost of sales	13	10
Real estate, network, and operations	106	100
Sales and marketing	33	30
Stock-related expenses	5	—
General and administrative	30	26
Non-income taxes	7	9
Bad debt expense	1	13

Total other operating expenses—telecommunications services segment	195	188

Other operating expenses—installation and maintenance segment:
Cost of sales	32	42
Other selling, general and administrative expenses	9	10

Total other operating expenses—installation and maintenance segment	41	52

Total other operating expenses—consolidated	236	240

Depreciation and amortization—telecommunications services segment	42	33
Depreciation and amortization—installation and maintenance segment	2	2

Total depreciation and amortization	44	35

Total operating expenses	$786	$808

Incentive cash compensation under employee retention programs for the three months ended March 31, 2003 were included in reorganization items, net (see Note 8).

8. REORGANIZATION ITEMS

Reorganization items are expenses or income that were incurred or realized by the GC Debtors as a result of the reorganization and are disclosed separately in the Company’s condensed consolidated statements of operations as required by SOP 90-7. These items include professional fees, restructuring costs and retention plan costs relating to the reorganization. These expenses and costs were offset by gains on vendor settlements as well as interest earned on cash accumulated as a result of the GC Debtors not paying their pre-petition liabilities

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

during the pendency of the bankruptcy cases as well as vendor settlements. Reorganization items for the three months ended March 31, 2003 were as follows:

Predecessor
Three Months Ended March 31, 2003
(unaudited)
Professional fees	$(22)
Retention plan costs	(6)
Vendor settlements	20
Interest income, net	3

Total reorganization items, net	$(5)

Net cash used in reorganization items was $44 for the three months ended March 31, 2003.

9. RESTRUCTURING ACTIVITY

Effective January 1, 2003, the Company adopted SFAS No. 146 for any exit or disposal activities initiated after January 1, 2003. During the first quarter of 2004, the Company adopted a restructuring plan for its telecommunications services segment. The plan primarily relates to combining previously segregated customer support functions and realigning these customer support functions from supporting customer retention and maintenance to customer acquisition as a result of the Company’s emergence from bankruptcy and certain other targeted reductions. The plan resulted in the elimination of approximately 100 employees. As a result in the first quarter of 2004, the Company recorded $2 of restructuring charges, included within other operating expenses in the accompanying condensed consolidated statement of operations, related to severance and related benefit obligations related to the eliminated employees. The Company also paid ongoing severance payments and continuing lease obligations committed to in previously announced restructuring plans.

The table below details the activity associated with the restructuring reserve for the three months ended March 31, 2004 (unaudited):

	Employee Separations	Facility Closings	Total
Successor balance at January 1, 2004	$8	$179	$187
Additions	2	—	2
Deductions	(3)	(12)	(15)
Currency impact	—	(2)	(2)

Successor balance at March 31, 2004	$7	$165	$172

In the accompanying condensed consolidated balance sheet as of March 31, 2004, the current and long-term portion of accrued restructuring costs are $39 and $133, respectively. Restructuring costs are recognized in other operating expenses in the condensed consolidated statement of operations for the three months ended March 31, 2004. There were no restructuring costs for the three months ended March 31, 2003.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

10. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

	Successor	Predecessor
	Three Months Ended March 31,
	2004	2003
		(Restated)
	(unaudited)
Net loss	$(112)	$(97)
Foreign currency translation adjustment	10	—

Comprehensive loss	$(102)	$(97)

Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

11. LOSS PER COMMON SHARE

Basic loss per common share is computed as net loss available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Net loss applicable to common shareholders includes preferred stock dividends for the three months ended March 31, 2004. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss for the three months ended March 31, 2004 and 2003, respectively, diluted loss per common share is the same as basic earnings loss per common share, as any potentially dilutive securities would reduce the loss per common share applicable to common shareholder’s.

The following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

	Successor	Predecessor
	Three Months Ended March 31,
	2004	2003
		(Restated)
	(unaudited)
Net loss	$(112)	$(97)
Preferred stock dividends	(1)	—

Loss applicable to common shareholders	$(113)	$(97)

Weighted-average shares outstanding:
Basic and diluted	22,000,000	909,232,279

Loss applicable to common shareholders:
Basic and diluted	$(5.14)	$(0.11)

For the three months ended March 31, 2004 potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 2,199,000 stock options, and 1,173,375 shares of restricted stock. For the three months ended March 31, 2003, 89 million stock options and warrants having an exercise price greater than the average market price of common shares, calculated on a weighted-average basis, were excluded from the computation of diluted loss per share.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

12. SEGMENT REPORTING

The Company provides telecommunication services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. The Company serves many of the world’s largest corporations, providing a full range of managed data and voice products and through its GMS subsidiary, the Company also provides cable installation and maintenance services. The Company’s two reportable segments are telecommunications services and installation and maintenance services. Segments are determined based on products and services delivered to groups of customers. The Company’s chief decision maker monitors the revenue streams of the various telecommunications products and geographic locations and telecommunications operations are managed and financial performance is evaluated based on the delivery of multiple, integrated services to customers over a single network.

On August 3, 2004, the Company’s Board of Directors approved a plan to divest GMS and on August 13, 2004, the Company consummated a series of agreements with Bridgehouse Marine Ltd. (“Bridgehouse”) for the sale of GMS and the transfer of the Company’s forty-nine percent shareholding in S.B. Submarine Systems Company Ltd., a joint venture primarily engaged in the subsea cable and installation business in China, to Bridgehouse for consideration up to $15, subject to certain conditions as defined in the agreements. Management of the Company has determined, as of August 3, 2004, GMS has met all required criteria to be disclosed as a discontinued operation under SFAS No. 144. In accordance with SFAS No. 144 GMS will be reflected as a discontinued operation in the period in which it meets the criteria and will be disclosed as such in the condensed consolidated financial statements included in the Company’s quarterly report on Form 10-Q for the quarter ending September 30, 2004.

The information below summarizes certain financial data of the Company by segment:

	Successor	Predecessor
	Three Months Ended March 31,
	2004	2003
		(Restated)
	(unaudited)
Revenues:
Commercial	$255	$276
Consumer	5	8
Carrier:
Service revenue	403	386
Amortization of prior period IRUs	1	20

Total carrier	404	406

Telecommunications services segment revenue	664	690
Installation and maintenance segment revenue	30	50
Inter-segment eliminations[1]	(4)	(5)

Consolidated revenues	$690	$735

Selected Financial Information:
Operating loss:
Telecommunication services	$(83)	$(69)
Installation and maintenance services	(13)	(4)

Consolidated operating loss	$(96)	$(73)

[1]	Installation and maintenance revenues include revenue for the three months ended March 31, 2004 and 2003 related to services performed for the telecommunications services segment. These revenues and the related intercompany profit are eliminated upon consolidation.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

13. INCOME TAXES

The Company’s reorganization has resulted in a significantly modified capital structure as a result of applying fresh-start accounting in accordance with SOP 90-7 on the Effective Date. Fresh-start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods. Specifically, fresh start accounting requires the reversal of such allowances to be recorded as a reduction of intangibles until exhausted and thereafter as additional paid in capital and not a benefit that culminates in the earnings process.

For the three months ended March 31, 2004, the Company’s provision for income taxes was $14, of which $11 was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The reversal of the related valuation allowance that existed at the fresh start date, which would have benefited earnings under Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” has instead been recorded as a reduction of intangibles. Once intangibles are reduced to zero, any remaining realization of pre-emergence net deferred tax assets will be recorded as an increase to additional paid in capital. This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

14. CONTINGENCIES

Under the Plan of Reorganization, which became effective on December 9, 2003, essentially all claims against the GC Debtors that arose prior to the commencement of the chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against the Company at that time, were included in that discharge. However, certain claims pending at that time could affect the Successor. The following is a description of those claims and of claims alleged to have arisen after the commencement of the chapter 11 cases.

SBC Communications Inc. Claim

On September 8, 2004, the Company was notified by SBC Communications Inc. (“SBC”) that they believe the Company is engaging in the misrouting of call traffic through third party intermediaries for the purpose of avoiding proper access charges, allegedly in violation of Federal Communications Commission orders. SBC asserts that the Company owes it approximately $19 through July 15, 2004 and has threatened litigation for injunctive and monetary relief if the Company does not pay it this amount and agree to refrain from this allegedly improper activity by September 15, 2004. The Company has responded to SBC denying the claim in the entirety.

Securities and Exchange Commission Investigation

On February 5, 2002, the SEC commenced a formal investigation into the Company’s concurrent transactions for purchase and sale of telecommunications capacity services between the Company and our carrier customers and related accounting and disclosure issues. The Company has been cooperating with the SEC by providing documents and other information to the SEC staff, which has taken testimony from current and former officers and directors of Old GCL. To resolve the SEC’s investigation, the Company and certain former officials have entered into negotiations with the SEC staff with a view to settlement, although to date a final settlement has not been reached.

As part of the chapter 11 process, the SEC filed a proof of claim asserting contingent and unliquidated amounts against the Company. However, on November 14, 2003, the Bankruptcy Court approved a stipulation among Predecessor, the SEC and the Company’s unsecured creditors committee in which the SEC withdrew its proof of claim, with prejudice.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

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

Department of Labor Investigation

The Department of Labor (“DOL”) is conducting an investigation related to the Company’s administration of its benefit plans, including the acquisition and maintenance of investments in the Company’s 401(k) employee savings plans. The Company has been cooperating with the DOL by providing documents and other information to the DOL staff, and the DOL has interviewed a number of the officers and employees of Old GCL. Following its investigation, the DOL and certain current and former directors, officers and employees of Old GCL entered into settlement agreements in July 2004 resolving that investigation. Neither Old GCL nor the Company is a party to any of those agreements. Any claims arising out of the DOL’s ability to impose a civil monetary penalty on the Company was discharged upon consummation of the Plan of Reorganization.

Claim by the United States Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the United States Department of Commerce (the “Claimant”) on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Limited (“PCL”), a former subsidiary of the Company, violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration. The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. An identical claim has also been filed in the bankruptcy proceedings of the former subsidiary in Delaware. On July 11, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the bankruptcy court. Subsequently, Claimant agreed to limit the size of the pre-petition portion of its claim to $13.5. Negotiations with PCL to resolve the remaining issues are ongoing but no final resolution has been reached.

United Kingdom Anti-Trust Investigation

In 2002, an investigation was commenced by the United Kingdom Office of Fair Trading (“OFT”) regarding an allegation that various subsea cable operator entities, including the Company, had engaged in an illegal agreement to collectively boycott a location in the United Kingdom as a means for the landing of subsea telecommunications cables in the United Kingdom. The Company responded to that investigation in 2002 denying the allegation.

In August 2003, the OFT extended its investigation in respect of allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine telecommunication cables on their land in the United Kingdom. The Company responded to those allegations on October 10, 2003. In July 2004, the Company received a request for the production of certain information and documentation to which it responded in August 2004.

The Company has cooperated fully with the investigation and has supplied additional factual materials including a number of formal witness statements. In the event that the OFT determines that the Company engaged in anti-competitive behavior, the OFT may impose a fine up to a maximum of 10% of the responsible

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

party’s revenue in the field of activity in the United Kingdom for up to three years preceding the year on which the infringement ended. No findings have been made against the Company and the Company continues to deny any wrongdoing.

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

The Company’s North American network includes capacity purchased from Qwest on an Indefeasible Rights of Use (“IRU”) basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on the Company’s ability to utilize large portions of the Company’s North American network. This litigation was stayed against the Company pending the effective date of the Plan of Reorganization, and the plaintiffs’ pre-petition claims against the Company were discharged at that time in accordance with its Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate large portion of its North American network, although it believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which Global Crossing originally purchased this capacity.

In September 2002, Qwest and certain of the other telecommunication carrier defendants filed a proposed settlement agreement in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court’s injunction are opposed by some, but not all, of the plaintiffs’ counsel and are on appeal before the U.S. Court of Appeals for the Seventh Circuit. If the pending settlement is rejected by the Court of Appeals and claimants ultimately prevail, the Company believes that it is entitled to indemnification from Qwest for any losses.

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

The Company has now received a formal assessment in the amount of $9.3. The potential customs and duties exposure, including possible treble penalties to the Company, could be as high as $25-$35. The Company is continuing to work with the tax authority to resolve the audit.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

Administrative Claims from the Chapter 11 Case

Under the Plan of Reorganization, claims arising after the commencement of the GC Debtors’ chapter 11 cases (“Administrative Claims”) are to be paid in full. As is typical in chapter 11 cases, Administrative Claims were asserted against the GC Debtors that far exceed the amount owed. The Successor has assumed these obligations and is in the process of resolving such Administrative Claims. The Company does not believe that the resolution of those claims will have an adverse effect on the Successor.

OGCbuying.solutions Claim

GCUK was previously notified by the UK government buying department, OGCbuying.solutions (“OGC”), of OGC’s contractual right under certain conditions to buy, for a fixed sum of £0.75, dedicated equipment used by GCUK for the provisioning of certain network services under an agreement dated November 15, 1996 (the “MTS Agreement”). The cost of such dedicated equipment could have greatly exceeded this fixed sum. However, on June 21, 2004, the parties negotiated a two-year extension of the MTS Agreement and the exposure for the equipment purchase was eliminated.

Network Rail Copper Lease

A portion of the GCUK Network is subject to a finance lease with Network Rail, the owner of the railway infrastructure in the UK. Those provisions of the finance lease addressing copper cable and PABX equipment used by the Company to deliver managed voice services to UK train operating companies (the “Copper Provisions”) may be terminated on 12 months notice. In connection with its plans to modernize the signaling system on the UK railways, Network Rail has indicated that it will terminate the Copper Provisions effective as of March 31, 2005.

Negotiations with Network Rail to secure commercially reasonable alternative arrangements have progressed satisfactorily and the Company anticipates that formal agreements will be concluded and executed in the near future. However, it is possible that definitive agreements will not be concluded, in which case the Company would need to put in place alternative arrangements with third parties in order to continue to provide managed voice services to train operating companies in the UK and to avoid the breach of certain customer contracts pursuant to which the Company has agreed to provide these services beyond March 31, 2005. In the short term, such arrangements may be on terms significantly less favorable than those contained in the current lease.

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

15. RELATED PARTY TRANSACTIONS

Commercial relationships between the Company and ST Telemedia

During the three months ended March 31, 2004, the Company provided approximately $0.4 of telecommunications and cable maintenance services to subsidiaries and affiliates of ST Telemedia. Further, during the three months ended March 31, 2004 the Company received approximately $0.2 of co-location services from an affiliate of ST Telemedia.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

16. SUBSEQUENT EVENTS

Business Restructuring Plan

On October 8, 2004, the Company’s board of directors approved a restructuring plan designed to focus on businesses that are consistent with the Company’s overall strategy – to be a premier provider of global data and Internet Protocol (“IP”) services by building on its extensive broadband network and technological capabilities. The restructuring plan involves concentrating the Company’s efforts in areas that the Company anticipates will provide profitable growth opportunities and moving away from a number of unprofitable and non-strategic parts of the business. The Company will begin to implement the restructuring plan during the fourth quarter of 2004. The Company has developed the restructuring plan in light of ongoing adverse conditions in the telecommunications industry, in particular the continued pricing pressures for telecommunications services. The Company believes that the implementation of the restructuring plan will over time reduce the Company’s financing requirements, accelerate the date by which its operating cash flow will be sufficient to satisfy its anticipated liquidity requirements and lead to overall profitability for the Company. The restructuring plan has the following three principal elements.

First, the Company will downsize, discontinue or exit several business areas. These include small business and consumer local and long distance, financial industry trader voice, calling card, and other low margin services. The Company plans to accomplish this through a series of actions, including commercial actions intended to improve profitability and dispositions and other strategic alternatives. The most significant business that will be affected by these actions is the Company’s legacy North American voice business. The Company anticipates that the restructuring actions will result in significant reductions in revenue from this business area, while continuing with a core, higher margin revenue base sufficient to maintain network efficiencies.

Second, the Company will implement workforce reductions, facilities consolidation and other cost savings initiatives. The Company expects that these restructuring efforts will result in the elimination of approximately 600 positions, representing approximately 15% of its workforce, by March 2005 across a range of business functions and job classes, principally in the Company’s North American operations. The Company expects to achieve approximately $40 to $45 in annual cost savings from the elimination of these positions. As part of the restructuring plan, the Company also plans to close and consolidate a number of offices and other real estate facilities, with associated anticipated annual cost savings of approximately $1 to $2. The restructuring plan also includes outsourcing initiatives intended to reduce ongoing operating expenses, principally in the area of non-access related procurement.

Third, the Company will place greater emphasis on several new business development initiatives in areas where it can capitalize on the Company’s IP network and capabilities. These initiatives are focused principally on global IP offerings and new carrier data offerings and on expanding the Company’s distribution capabilities through systems integrators and other indirect channels. The Company plans to redeploy certain personnel and reorganize its sales and marketing efforts around these initiatives.

As a result of these efforts, the Company estimates that it will incur cash restructuring charges of approximately $12 to $14 for severance and benefits in connection with the anticipated workforce reduction and approximately $4 to $5 related to the real estate consolidation. In addition, the Company is in the process of identifying and evaluating specific vendor contracts implicated by the restructuring in order to estimate the associated restructuring charge, which is expected to be material. Once determined, such estimate will be disclosed in a subsequent SEC report.

Restatement Class Action Litigation

Following the Company’s April 27, 2004 announcement that the Company expected to restate certain of its consolidated financial statements as of and for the year ended December 31, 2003, thirteen separate class action lawsuits all purporting to be brought on behalf of Company shareholders were commenced against the Company and certain of its officers and directors in the United States District Courts in New Jersey, New York and California.

The Complaints in the lawsuits allege that the Company defrauded the public securities markets by (i) understating its access costs and accrued access liabilities, (ii) misrepresenting that the Company monitored the accuracy of systems that measured access costs and that the Company adjusted its “best estimates” of access costs according to data generated from those monitoring systems, (iii) failing to disclose that the Company lacked sufficient internal controls over accounting matters, and (iv) publishing overstated financial results in violation of generally accepted accounting principles.

The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and allege that during the Class Period, the Company failed to disclose or misrepresented that the Company had materially understated its accrued cost of access liability by $50 to $80 and that the Company had insufficient internal controls to detect the understatement of costs. Plaintiffs contend that that such misstatement or omissions caused the stock price to decline significantly. Plaintiffs seek compensatory damages as well as other relief.

On June 4, 2004, the Company asked the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) to centralize all of the related cases (and any others that might be filed) in the United States District Court for the District of New Jersey. In September 2004, the Company and two of the plaintiffs jointly requested that the MDL Panel transfer all of the cases to the Southern District of New York before the Hon. Gerald E. Lynch, who previously presided over numerous securities-law class actions and other cases relating tot he GC Debtors. Alternatively, if Judge Lynch is unable or unwilling to accept the transfer, the parties have requested that the cases be centralized in the District of New Jersey. A ruling on the transfer motion is expected later this year. After the cases were first filed, the Company notified its insurance broker and carriers of the claims.

Sale of Global Marine Systems

On August 3, 2004, the Company’s board of directors approved a plan to divest GMS and on August 13, 2004, the Company consummated a series of agreements with Bridgehouse for the sale of GMS and the transfer of the Company’s forty-nine percent shareholding in S.B. Submarine Systems Company Ltd., a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration up to $15, subject to certain conditions as defined in the agreements. As a result of these transactions Bridgehouse has assumed all of GMS’s capital and operating lease commitments and the Company is no longer subject to cross-defaults that could have been triggered under the indenture for the Senior Secured Notes and the Bridge Loan Facility as a result of pending defaults by GMS under such lease commitments. Management of the Company has determined that on August 3, 2004, GMS first met all required criteria to be classified as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with SFAS No. 144, GMS will be reflected as a discontinued operation in the period in which it met the criteria and will be disclosed as such in the condensed consolidated financial statements included in the Company’s quarterly report on Form 10-Q for the quarter ending September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our condensed consolidated financial statements and related notes appearing in this report on Form 10-Q for the quarter ended March 31, 2004 and our Annual Report on Form 10-K/A for the year ended December 31, 2003.

In this quarterly report on Form 10-Q, references to the “Company,” “we,” “our” and “us” in respect of time periods preceding December 9, 2003 (the “Effective Date”) are references to Old GCL (as defined in this Item 2 under “Reorganization,” below) and its consolidated subsidiaries (collectively, the “Predecessor”), while such references in respect of time periods commencing with the Effective Date are references to New GCL (as defined in this Item 2 under “Reorganization,” below) and its consolidated subsidiaries (collectively, the “Successor”).

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under Section 21E of the Securities Exchange Act of 1934)

Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K. Also note that we provide the following cautionary discussion of risks and uncertainties related to our businesses. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Section 21E of the Securities Exchange Act of 1934. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risk Factors

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs and expectations. In addition to the risk factors identified under the captions below, the operation and results of our business are subject to general risks and uncertainties such as those relating to general economic conditions and demand for telecommunications services.

Risks Related to Liquidity and Financial Resources

•	We incurred substantial operating losses which have continued in 2004, and, in the near term, we will not generate funds from operations sufficient to meet all of our cash requirements.

•	If we are unable to raise substantial financing or improve operating results to achieve positive operating cash flows in the future, we will be unable to meet our anticipated liquidity requirements which include repayment of our borrowings under the Bridge Loan Facility due December 31, 2004.

•	The covenants in our debt instruments restrict our financial and operational flexibility.

•	Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial restructuring flexibility.

•	Our access to capital is likely to be limited.

Risks Related to our Operations

•	We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

•	Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

•	We may not be able to continue to connect our network to incumbent carriers’ networks or maintain Internet peering arrangements on favorable terms.

•	The loss of our indirect majority interest in Pacific Crossing Ltd. and our resultant dependence on its interim operator to provide services to the Asia/Pacific region could adversely affect our operations and operating results.

•	The Network Security Agreement requires significant operating and capital expenditures. The inadvertent violation of the agreement could have severe consequences.

•	The bankruptcies of potential customers in the Internet and communications-related industries have diminished our sales prospects and may have an adverse effect on our results of operations.

•	It is expensive and difficult to switch new customers to our network, and lack of cooperation of incumbent carriers can slow the new customer connection process.

•	We depend on our key personnel and qualified technical staff and, if we lose their services, our ability to manage the day-to-day aspects of our business and complex network will be weakened. We may not be able to hire and retain qualified personnel, which could adversely affect our operating results.

•	The operation, administration, maintenance and repair of our systems are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design life.

•	The failure of our operations support systems to perform as we expect could impair our ability to retain customers and obtain new customers, or provision their services, or result in increased capital expenditures, which would adversely affect our revenues or capital resources.

•	Intellectual property and proprietary rights of others could prevent us from using necessary technology.

•	Physical space limitations in office buildings and landlord demands for fees or revenue sharing could limit our ability to connect customers to our networks and increase our costs.

•	We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions.

•	We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

Risks Related to Competition and our Industry

•	Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our net loss may suffer due to currency translations.

•	The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

•	Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

•	Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

•	Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

•	Our operations are subject to regulation in the United States and abroad and require us to obtain and maintain a number of governmental licenses and permits. If we fail to comply with those regulatory requirements or obtain and maintain those licenses and permits, we may not be able to conduct our business. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

•	Attempts to limit the basic competitive framework of the Telecom Act could interfere with the successful implementation of our business plan.

•	Potential regulation of Internet service providers could adversely affect our operations.

•	The requirement that we obtain and maintain permits and rights-of-way for our network increases our cost of doing business and could adversely affect our performance and results.

•	We depend on third parties for many functions. If the services of those third parties become unavailable to us, we may not be able to conduct our business.

•	Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

Risks Related to Our New Common Stock

•	A subsidiary of ST Telemedia is our majority stockholder and the voting rights of other stockholders are significantly limited.

•	Future sales of New GCL’s common stock could adversely affect its price and/or our ability to raise capital.

Other Risks

•	Our adoption of “fresh start” accounting and changes due to acquisitions and dispositions make comparisons of our financial position and results of operations with those of prior periods more difficult.

•	We and certain of our current and former officers and directors are involved in various governmental investigations and lawsuits.

For a more detailed description of these risks and additional risk factors, please see Item 1: “Business—Cautionary Factors That May Affect Future Results,” in our Annual Report on Form 10-K/A for the year ended December 31, 2003.

Restatement of Previously Issued Financial Statements

In April 2004, in the course of preparing our condensed consolidated financial statements for the first quarter of 2004, we became concerned with the adequacy of our accrued cost of access liabilities. Upon review, we concluded that the December 31, 2003 cost of access liabilities were understated by $79 million. After substantial review and evolution as to how we should account for the understatement, we have finally concluded, after consultation with the Staff of the Securities and Exchange Commission, that a restatement of 2003 previously reported periods is required. The condensed consolidated financial statements as of and for the three months ended March 31, 2003, included in this Quarterly Report on Form 10-Q, include the impact of the restatement related to this period. For more information regarding the restatement and its impact to all previously issued financial statements see the consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2003.

Executive Summary

Overview

We are a global provider of telecommunications services to carriers and commercial enterprises around the world. The principal services we offer to our customers include voice, data and conferencing services. We offer these services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. The majority of our telecommunications services revenues and cash flows are generated based on monthly recurring services. Prior to August 13, 2004, through our Global Marine subsidiary we also provided installation and maintenance services for subsea telecommunication systems.

First Quarter 2004 Highlights

Our revenues for both the telecommunications services and installation and maintenance segments decreased in the first quarter of 2004 compared with the first quarter of 2003 as a result of continued pricing reductions for telecommunications services, lower demand for the installation and maintenance of subsea cables systems and reduced revenue from the amortization of prior period IRUs as a result of fresh start accounting on our emergence from bankruptcy on December 9, 2003 (the “Effective Date”). While the volume of telecommunications services sold has increased, as a result of increased sales to new and existing customers, the continued decline in product pricing has resulted in lower overall revenues. In addition, our telecommunications services segment revenue decreased in the second quarter of 2004 compared with the first quarter of 2004 primarily as a result of decreases in United States (“US”) domestic and international long distance services revenue. The decrease in US long distance service revenue is a result of continued pricing pressures in the US long distance reseller and wireless markets. The decrease in the international long distance service revenue is a result of tightening our pricing and payment terms for this customer base. We improved our cash flow and margin for the international long distance reseller customer base as a result of these actions.

Revenues in the installation and maintenance segment continued to decrease in the first quarter of 2004 as compared with the first quarter of 2003 primarily due to the expiration of a significant maintenance contract on January 1, 2004, which was in effect for all of 2003. In addition, installation revenues were lower due to reduced installation activity and the early termination of two sub-charter agreements. In addition, our installation and maintenance segment revenue decreased in the second quarter of 2004 compared with the first quarter of 2004 as a result of a delay in an installation project and expiration of a maintenance agreement.

Our cost of access expense represents the most significant portion of our consolidated operating expenses at 61% and 62% (as restated) of the total during the three months ended March 31, 2004 and 2003, respectively. Our cost of access expense decreased modestly during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Although our sales volume increased, our cost of access charges decreased as a result of cost of access reduction initiatives. These initiatives included shifting suppliers, contract and tariff renegotiations to lower access rates, facility network access optimization, switched network access optimization through direct end office trunking and the continued review of access charges, special promotions and disputes resolution. The result of the improvement in cost of access unit charges was an increase in telecommunications services segment gross margin, excluding IRU amortization revenue, and gross margin percentage, despite the significant reductions in pricing for our telecommunications services offerings.

Telecommunications services segment gross margin, excluding IRU amortization revenue is calculated as follows:

	Successor	% of telecom segment revenues excluding IRU amortization revenue	Predecessor	% of total telecom segment revenues excluding IRU amortization revenue

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
			(Restated)
	(in millions)		(in millions)
Telecommunications services segment revenue	$664	NA	$690	NA
Revenue from the amortization of prior period IRU’s (“IRU amortization revenue”)	1	NA	20	NA

Telecommunications services segment revenue excluding IRU amortization revenue	663	100.0%	670	100%
Total cost of access	479	72.2%	504	75.2%

Telecommunications services segment gross margin excluding IRU amortization revenue	$184	27.8%	$166	24.8%

We experienced negative cash flow from operations during the first quarter of 2004. At March 31, 2004, we had $214 million of unrestricted cash and cash equivalents, including $63 million related to Global Marine. At June 30, 2004 we had $139 million of unrestricted cash and cash equivalents, including $53 million related to Global Marine. We expect our available liquidity to continue to decline substantially during the remainder of 2004 due to operating cash flow requirements and estimated payments of $56 million for deferred reorganization costs and $15 million for the final fees and expenses of retained professionals under the bankruptcy case as at June 30, 2004.

In May 2004, we entered into an agreement with a subsidiary of Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”) regarding a $100 million senior secured loan facility (the “Bridge Loan Facility”) (see Liquidity and Capital Resources below for further description of the Bridge Loan Facility). The Bridge Loan Facility matures on December 31, 2004 so we will need to arrange for other financing to take its place.

As of the date of the filing of this quarterly report on Form 10-Q, management expects that the Company will need to obtain up to $40 million in additional financing to fund the Company’s anticipated liquidity requirements through the end of 2004. The Company will also need to refinance the Bridge Loan Facility at its maturity on December 31, 2004.

The Company is currently seeking to arrange financing to provide it with the additional liquidity needed through the end of 2004 and beyond and to refinance the Bridge Loan Facility. Such financing may include a secured debt financing by GCUK and a working capital facility secured by certain accounts receivable.

On October 8, 2004, STT Crossing Ltd. (“STT Crossing”), a subsidiary of ST Telemedia, made a commitment, subject to certain conditions, to increase the availability under the Bridge Loan Facility by $25 million to meet the Company’s anticipated liquidity needs through November, by which time the Company believes that a secured debt financing by GCUK can be completed. In order to facilitate such a secured debt financing, STTC, STT Crossing and STT Hungary have agreed to restructure the Senior Secured Notes and the Bridge Loan Facility. The agreement governing the terms of such restructuring is described below in “—Liquidity and Capital Resources—Financial Condition and State of Liquidity.”

If the Company cannot arrange additional financing by the end of November 2004, ST Telemedia has also indicated to Grant Thornton its non-binding intention, subject to the conditions described below under “—Liquidity and Capital Resources—Financial Condition and State of Liquidity,” to provide up to $155 million of financial support to the Company (which support may come, in part, in the form of a restructuring or refinancing of the Bridge Loan Facility, including by way of providing the additional $25 million commitment) to be used as additional working capital to fund the needs of the Company’s business as required through the first quarter of 2005. The Company can provide no assurances in this regard.

Business Restructuring Plan

On October 8, 2004, our board of directors approved a restructuring plan designed to focus on businesses that are consistent with our overall strategy—to be a premier provider of global data and Internet Protocol (“IP”) services by building on our extensive broadband network and technological capabilities. The restructuring plan involves concentrating our efforts in areas that we anticipate will provide profitable growth opportunities and moving away from a number of unprofitable and non-strategic parts of the business. We will begin to implement the restructuring plan during the fourth quarter of 2004. We have developed the restructuring plan in light of ongoing adverse conditions in the telecommunications industry, in particular the continued pricing pressures for telecommunications services. We believe that the implementation of the restructuring plan will over time reduce our financing requirements, accelerate the date by which our operating cash flow will be sufficient to satisfy our anticipated liquidity requirements and lead to overall profitability for the Company. The restructuring plan has the following three principal elements.

First, we will downsize, discontinue or exit several business areas. These include small business and consumer local and long distance, financial industry trader voice, calling card, and other low margin services. We plan to accomplish this through a series of actions, including commercial actions intended to improve profitability and dispositions and other strategic alternatives. The most significant business that will be affected by these actions is our legacy North American voice business. We anticipate that the restructuring actions will result in significant reductions in revenue from this business area, while continuing with a core, higher margin revenue base sufficient to maintain network efficiencies.

Second, we will implement workforce reductions, facilities consolidation and other cost savings initiatives. We expect that these restructuring efforts will result in the elimination of approximately 600 positions, representing approximately 15% of our workforce, by March 2005 across a range of business functions and job classes, principally in our North American operations. We expect to achieve approximately $40 million to $45 million in annual cost savings from the elimination of these positions. As part of the restructuring plan, we also plan to close and consolidate a number of offices and other real estate facilities, with associated anticipated annual cost savings of approximately $1 million to $2 million. The restructuring plan also includes outsourcing initiatives intended to reduce ongoing operating expenses, principally in the area of non-access related procurement.

Third, we will place greater emphasis on several new business development initiatives in areas where we can capitalize on our IP network and capabilities. These initiatives are focused principally on global IP offerings and new carrier data offerings and on expanding our distribution capabilities through systems integrators and other indirect channels. We plan to redeploy certain personnel and reorganize our sales and marketing efforts around these initiatives.

As a result of these efforts, we estimate that we will incur cash restructuring charges of approximately $12 million to $14 million for severance and benefits in connection with the anticipated workforce reduction and approximately $4 million to $5 million related to the real estate consolidation. In addition, we are in the process of identifying and evaluating specific vendor contracts implicated by the restructuring in order to estimate the associated restructuring charge, which is expected to be material. Once determined, such estimate will be disclosed in a subsequent SEC report.

Reorganization

Global Crossing Limited (formerly GC Acquisition Ltd.), a company organized under the laws of Bermuda in 2003 (“New GCL”), became the successor to Global Crossing Ltd., a company organized under the laws of Bermuda in 1997 (“Old GCL”), as a result of the consummation of the transactions contemplated by the Joint Plan of Reorganization, as amended (the “Plan of Reorganization”) of Old GCL and certain of its debtor subsidiaries (Old GCL, collectively with its debtor subsidiaries, the “GC Debtors”), pursuant to chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) on the Effective Date. For a description of the results of the consummation of the Plan of Reorganization and the accounting impact of the reorganization see Item 7 “Managements Discussion and Analysis” in our annual report on Form 10-K/A for the year ended December 31, 2003.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management continually evaluates its judgments, estimates and assumptions, including those related to the critical accounting policies described below based on historical experience and available information. The following are our critical accounting policies that affect significant areas of our financial statements and involve significant judgment, assumptions, uncertainties and estimates. If actual results or events differ materially from those contemplated by management in making these estimates, the impact on our consolidated financial statements could be material. For a full description of our significant accounting policies, see Note 5, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements in our annual report on Form 10-K/A for the year ended December 31, 2003.

Fresh Start Accounting and Reporting

Upon emergence from bankruptcy, we adopted fresh start accounting and reporting which resulted in material adjustments to the historical carrying amount of our assets and liabilities. Fresh start accounting and reporting was applied in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), which required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values. The fair value of the assets, as determined for fresh start reporting, was based on estimates of anticipated future cash flows of these assets discounted at appropriate current rates. Liabilities existing at the Effective Date were stated at the present values of expected amounts to be paid discounted at appropriate current rates. We engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of its property and equipment and intangible assets. Deferred taxes were reported in conformance with existing generally accepted accounting principles. Debt issued in connection with the Plan of Reorganization was recorded at fair value. As provided by the accounting rules, we use a one-year period following the Effective Date to finalize the allocation of the reorganization value to our assets and liabilities, excluding changes in amounts related to pre-confirmation contingencies which are included in the determination of net income in accordance with AICPA Practice Bulletin 11, “Accounting for Preconfirmation Contingencies in Fresh Start Reporting.” The determination of the fair values of assets and liabilities was subject to significant estimation and assumption.

Revenue Recognition and Related Reserves

Telecommunications Services

Revenues derived from telecommunication and maintenance services, including sales of capacity under operating type leases, are recognized as services are provided. Payments received in advance of providing services are deferred until the period in which these services are provided.

Telecommunications Installation Revenues

We recognize revenue related to telecommunication installation services and equipment in accordance with guidance included in SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”) as amended by SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB No. 104”). Under the provisions of SAB No. 101, as amended by SAB No. 104, installation revenues and the associated costs related to installation are to be recognized over the longer of the contractual period or expected customer relationship. We have determined our average expected customer relationship to be approximately 2 years and as such, that is the period over which we amortize our installation revenue unless the contractual period exceeds 2 years. The determination of the term of our average expected customer relationship is based on historical experience, including contractual periods and attrition rates and future expectations that are subject to significant estimation and assumption.

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

Sales Credit Reserves

During each reporting period we must make estimates for potential future sales credits to be issued in respect of current revenues, related to billing errors, service interruptions and customer disputes. We analyze historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating our credit reserve requirements. We reserve known billing errors and service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. We also estimate a general sales credit reserve related to unknown billing errors and disputes based on such historical credit activity. The determination of the general sales credit and customer dispute credit reserve requirements involves significant estimation and assumption.

Allowance for Doubtful Accounts

During each reporting period we must make estimates for potential losses resulting from the inability of our customers to make required payments. We analyze our reserve requirements using several factors, including the length of time the receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate, current industry trends and other relevant factors. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is developed on most accounts utilizing the factors previously mentioned. We have historically experienced significant changes month to month in reserve level requirements, primarily due to unanticipated large customer bankruptcy filings or other insolvency proceedings. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and CLECs, the collectibility of receivables and credit worthiness of customers can become more difficult and unpredictable. Changes in the financial viability of significant customers, worsening of economic conditions and changes in our ability to meet service level requirements may require changes to our estimate of the recoverability of the receivables. In some cases receivables previously charged off are recovered and are recognized as a reduction in bad debt expense in the period realized. Appropriate adjustments will be recorded to the period in which these changes become known. The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimation and assumption.

Cost of Access Accruals

Background

Our cost of access primarily comprises usage-based voice charges paid to other carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities. Cost of access is our single largest expense, amounting to approximately 72% of telecommunications services segment revenue for the three months ended March 31, 2004, which segment represented approximately 96% of consolidated revenue for the three months ended March 31, 2004.

As a result of a review we initiated in April 2004, we determined that there was a material weakness in our internal control over financial reporting related to cost of access accounting in our North American operations, including the failure to make use of available information to conduct an aggregate true-up of estimated cost of access expenses to actual cash payments made to access providers. This weakness resulted in an understatement of cost of access in 2003 and gave rise to the restatement of our 2003 financial statements. A description of this weakness and the remediation measures that have been and are being undertaken by us is set forth in Item 4, “Controls and Procedures,” of this quarterly report on Form 10-Q.

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

Policy and Use of Management Estimates

Our policy is to record access expense as services are provided by vendors. Access costs for switched voice traffic are estimated and expensed based on the volume of access services purchased, as measured by the Company’s internal cost of access expense systems, and the access rates determined by contracts between the Company and its access providers and/or tariff rates obtained from industry data sources. Access costs for leased lines are expensed based on invoice data and on estimates of the impact of circuits acquired or disconnected during the applicable month. We make a preliminary estimate of monthly access costs incurred based on this information. We then adjust this preliminary estimate based on an analysis of historical differences between such preliminary monthly estimates and the comparable amounts determined by the validation procedures described below, including the rebuilding of the cost of access accrual on a 90 day lag basis using aggregate cash payment information. The amount of the adjustment to our preliminary estimate is referred to in this quarterly report on Form 10-Q as the “COA Overlay.” The recognition of access costs involves the use of significant management estimates and assumptions and requires reliance on non-financial systems.

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

Impairment of Long-Lived Assets

We assess the possible impairment of long-lived assets composed of property and equipment, intangibles and other assets held for a period longer than one year, whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may be impaired. Intangible assets are also reviewed annually for impairment whether or not events have occurred that may indicate impairment. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted net future cash flows expected to be generated by the asset. If these projected future cash flows are less than the carrying amount, impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured by the amount by which the carrying amounts of the assets exceed their fair value. Calculating the future net cash flows expected to be generated by assets to determine if impairment exists and to calculate the impairment involves significant assumptions, estimation and judgment. The estimation and judgment involves, but is not limited to, industry trends including pricing, estimating long term revenues, revenue growth, operating expenses, capital expenditures, and expected periods the assets will be utilized.

As discussed in Note 3, “Fresh Start Accounting,” to the accompanying consolidated financial statements included in this quarterly report on Form 10-Q, we adopted fresh start accounting upon our emergence from bankruptcy under SOP 90-7, which resulted in a change in the value of our long-lived assets. The change was a result of allocating the reorganization value to our assets and liabilities based upon their estimated fair values.

Pension and Other Post Retirement Benefits

We maintain benefit plans for our employees, including defined benefit pension plans and other post retirement benefit plans. On a consolidated basis, the fair value of benefit obligations exceeds pension plan assets resulting in expense. Other post retirement benefit plans are immaterial. The calculation of pension expense and pension liability requires the use of a number of estimates and assumptions. Significant benefit plan assumptions include the assumed discount rate used, the long-term rate of return of plan assets and the rate of future increases in compensation. The assumptions we use are based on historical experience and by evaluating predictions on matters such as rates of return and mortality provided by third party advisors such as actuaries and investment advisors. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can materially differ from the assumptions.

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

As a result of our emergence from bankruptcy and our adoption of fresh start accounting rules under SOP 90-7, all pre-emergence deferred tax assets which are realized through the reversal of established valuation allowances are to be recorded as a reduction of intangibles until exhausted and thereafter reported as additional paid-in capital and therefore should not culminate in the earnings process of the company as a deferred tax benefit. However, this does not preclude the company from realizing the cash tax benefits from these assets.

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

See further discussions in this Item and Note 9, “Restructuring Activity,” to the accompanying condensed consolidated financial statements included in this interim report on Form 10-Q, for information on restructuring activities for the three months ended March 31, 2004.

Telecommunications Installation Costs

We recognize costs related to the purchase of third party telecommunication installation services and equipment in accordance with the guidance included in SAB No. 101 as amended by SAB No. 104. Under this guidance, installation costs are recognized over the longer of the contractual period or expected customer relationship. We have determined our average expected customer relationship to be approximately 2 years and, as such, this is the period over which we amortize our third party installation costs unless the contractual period exceeds 2 years. The determination of the term of our expected customer relationship is based on historical experience, including contractual periods and attrition rates and future expectations that are subject to significant estimation and assumption.

Stock-Based Compensation

On December 9, 2003, Successor adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all stock awards granted or modified on or after the Effective Date. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the award. Once the fair value of a stock award is calculated, we estimate the number of stock awards expected to actually vest (total stock awards granted less stock awards reduced by expected employee attrition) to determine total expected stock compensation expense. The total expected stock compensation expense is amortized on a straight-line basis over the stock awards vesting terms; provided that the amount amortized as of a given date may be no less than the portion of the stock award vested as of such date. We use the Black-Scholes option pricing model to determine the fair value of stock option awards. The Black-Scholes model requires several subjective inputs including expected volatility, expected life of the option and expected dividend yield. As we have restructured our business through the bankruptcy process, we do not have appropriate historical experience (especially towards the volatility input due to our short market trading history) to assist us in determining the inputs and have therefore based our inputs, excluding dividend yield which is based on our expectation, on the average of a select group of our competitors’ assumptions. The assumptions used to calculate the fair value of the options are a 70% expected volatility, a 5-year expected life of the option and 0% dividend yield. The estimated 6% employee attrition has been based on a review of historical attrition, prior to entering into bankruptcy, and current telecommunications market trends. The determination of inputs used in the Black-Scholes option pricing model and expected employee attrition involves significant estimation and assumption.

For a description of our stock-based compensation programs, see Note 6, “Stock-Based Compensation” , to the accompanying condensed consolidated financial statements included in this interim report on Form 10-Q.

COMPARISON OF FINANCIAL RESULTS

The financial information presented in this report comprises the condensed consolidated financial information of (i) Successor for the three months ended March 31, 2004; and (ii) Predecessor for the three months ended March 31, 2003 as restated. The condensed consolidated financial statements of the Predecessor were prepared while the Predecessor was still engaged in chapter 11 proceedings and, accordingly, were prepared in accordance with SOP 90-7. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted had Predecessor not been accounted for as a going concern.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Revenues. Revenues for the three months ended March 31, 2004 and 2003 reflect the following changes:

	Successor	Predecessor
	Three Months Ended March 31, (unaudited)		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Commercial	$255	$276	$(21)	(8)%
Consumer	5	8	(3)	(38)%
Carrier:
Service revenue	403	386	17	4%
Amortization of prior period IRUs	1	20	(19)	(95)%

Total carrier	404	406	(2)	(1)%

Total telecommunications services segment revenue	664	690	(26)	(4)%
Total installation and maintenance segment revenue, net of eliminations	26	45	(19)	(42)%

Total revenues	$690	$735	$(45)	(6)%

Commercial revenues. Commercial revenues relates to the provision of voice, data and conferencing services to our customers, other than carriers and consumers.

	Successor	Predecessor
	Three Months Ended March 31, (unaudited)		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Voice services revenue	$112	$126	$(14)	(11)%
Data services revenue	123	128	(5)	(4)%
Conferencing services revenue	20	22	(2)	(9)%

Total commercial revenues	$255	$276	$(21)	(8)%

Commercial revenues decreased in the first quarter of 2004 as compared with the first quarter of 2003 as a result of pricing declines in voice, data and conferencing services and customer attrition for certain commercial customer sectors (primarily small business and legacy financial markets customers) during the post March 31, 2003 bankruptcy period due to concerns about our financial viability. These factors were partially offset by increases in voice, data and conferencing sales volumes. Average annual pricing declines in each of voice and conferencing services have been greater than 10% and 15%, respectively. We have also seen significant pricing declines in commoditized data services, such as IP Access and Private line services. The rate of, these price declines have slowed from prior trends and pricing for premium products such as IP VPN and Managed Services applications have not declined at a similar rate relative to these products. Commercial sales volumes increased marginally for voice and data services and over 10% for our conferencing services The increases in sales volumes of conferencing services was, in part, the result of greater collaboration between the conferencing and commercial sales force representatives to target existing commercial customers not yet using Global Crossing’s conferencing services as well the sale of conferencing services to new customers, and the development and market introduction of new products such as iVideo and IP Video conferencing. The increases in revenues from volume increases were not large enough to offset the impact from pricing declines. We experienced a slight change in our sales mix towards the higher margin data products (48% of total commercial revenues in the first quarter of 2004 versus 46% in the first quarter of 2003) from the lower margin voice services products. This sales mix change was primarily a result of growth in our global managed services and IP services sales and lower data customer attrition than voice customer attrition during the bankruptcy period, coupled with growth in IP products such as IP Access and DSL. Conferencing services was static at 8% of total commercial revenues

Geographically we have seen an increase in revenue for both voice and data services in the United Kingdom as a result of greater market penetration resulting in new customer sales. The increase in revenue in the United Kingdom could not offset decreases in our North American revenues where we have seen significant declines in both voice and data services revenue. The decrease in North American voice services revenue is primarily due to continuing intense price competition for our voice services upon contract renewal. The decrease in data services revenue is primarily as a result of attrition of our financial markets customers.

Consumer revenues. We continue to minimize our investment in our consumer business as we have determined this business is not core to our strategy. We have no plans to grow this business as the costs to maintain and acquire customers are expected to exceed the benefits to our future profitability. Therefore we expect consumer revenues to continue to decline as a result of customer attrition and price erosion of the existing customer base.

Carrier revenues. Service revenue in the carrier channel relates to the provision of voice and data services to our telecommunications carrier customers.

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Three Months Ended March 31, (unaudited)
	2004	2003
	(in millions)
Voice services revenue	$349	$335	$14	4%
Data services revenue	54	51	3	6%

Total carrier service revenues	$403	$386	$17	4%

Carrier service revenues increased in the first quarter of 2004 as compared with the first quarter of 2003 as a result of increases in sales volume in both voice and data services. The increases in sales volume were a result of sales to new customers and increases in the volume of sales to existing customers. The increased volumes were partially offset by declines in the average prices of both voice and data services. Our sales mix between the higher margin data services and lower margin voice services remained constant for both periods at 13% and 87%, respectively, of carrier services revenue.

Voice services revenue increased as a result of a greater than 20% increase in sales volume. There were strong volume increases in both United States domestic and international long distance services, related to our penetration into the Wireless, Cable, and ISP/ESP. The increase in volume was partially offset by average annual unit pricing declines of over 10% due to continued competition in both the United States domestic wireline services and international long distance services market. The increase in voice services revenue was primarily a result of growth from international long distance service sales to our customers in the United Kingdom and other European countries.

Data services revenue increased as a result of an increases in sales volume with new and existing customers. The majority of the increase in sales volume resulted from an increase in sales of IP services (IP Access to the Cable, ISP/ESP, and University data market segments). The increase in sales of IP services was partially offset by average unit pricing declines due to continued competition in the carrier services market for commoditized products.

Revenue recognized relating to the amortization of IRUs sold in prior periods decreased in the first quarter of 2004 as compared with the first quarter of 2003 as a result of the adoption of fresh start accounting on the Effective Date. The adoption of fresh start accounting resulted in the elimination of approximately 90% of deferred revenue, to reflect its then fair value, resulting in the lower revenue recognized in the first quarter of 2004.

Installation and maintenance revenues

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Three Months Ended March 31, (unaudited)
	2004	2003
	(in millions)
Maintenance revenue	$22	$31	$(9)	(29)%
Installation revenue	4	14	(10)	(71)%

Total installation and maintenance revenues, net of eliminations	$26	$45	$(19)	(42)%

Maintenance revenue decreased primarily due to the expiration of a significant maintenance contract on January 1, 2004, which was in effect for all of 2003, and also due to reductions in spare part purchasing by customers for their subsea systems due to tighter system capital spending. Installation revenue decreased due to a continued decline in installation contract revenue as a result of the oversupply of subsea capacity in the global telecommunications market since late 2001 and the early termination of two sub-charter agreements in early 2003.

Operating Expenses. Components of operating expenses for the three months ended March 31, 2004 and 2003 (restated) were as follows:

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Three Months Ended March 31,
	2004	2003
		(Restated)
	(in millions)
Cost of access and maintenance	$506	$533	$(27)	(5)%
Other operating expenses	236	240	(4)	(2)%
Depreciation and amortization	44	35	9	26%

Total operating expenses	$786	$808	$(22)	(3)%

Cost of access and maintenance. Cost of access and maintenance (“COA&M”) primarily includes the following: (i) usage based voice charges paid to local exchange carriers (“LECs”) and interexchange carriers (“IXCs”) to originate and/or terminate switched voice traffic; (ii) charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; and (iii) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber optic network (“wet maintenance”) cable landing stations and service layer equipment.

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Three Months Ended March 31,
	2004	2003
		(Restated)
	(in millions)
Cost of access	$479	$504	$(25)	(5)%
Maintenance expenses	27	29	(2)	(7)%

Total COA&M	$506	$533	$(27)	(5)%

Cost of access for the three months ended March 31, 2003 includes a $25 million charge resulting from the restatement described earlier in this item under “Restatement of Previously Issued Financial Statements.” Our cost of access expense decreased as a result of cost of access initiatives to negotiate lower cost of access unit prices and eliminate non-revenue usage. These initiatives include: shifting suppliers, contract and tariff renegotiations, facility network access optimization including extending the access network closer to the customer as well as migrating lower trunk speeds to higher speeds, optimization through direct end office trunking and increased review of access charges, special promotions and disputes resolution. Usage based access charges decreased $15 million to $328 million in the first quarter of 2004 from $343 million in the first quarter of 2003. Usage based charges decreased as a result of per unit pricing reductions, partially offset by volume increases. Through our cost of access initiatives we were able to negotiate pricing reductions to lower the overall unit charges for usage-based access and marginally improve our margin for usage-based services. Leased line access charges decreased $10 million to $151 million in the first quarter of 2004 from $161 million in the first quarter of 2003. Our leased line charges are access charges related to our data services sales. Our cost of access initiatives were successful in maintaining an equal decrease in leased line based access charges, as compared with the decrease in data services revenue, which helped to maintain a stable gross margin for leased services.

Third party maintenance expenses decreased primarily as a result of optimizing vendor arrangements with certain terrestrial and equipment maintenance vendors and the transition of certain third party managed costs into employee-managed maintenance at lower rates (which is included in “other operating expenses” below).

Other operating expenses. Other operating expenses from our telecommunications services segment primarily consist of (i) cost of sales, relating to our managed services and conferencing services; (ii) real estate and network operations related expenses, including all administrative real estate costs; (iii) selling and marketing expenses; (iv) bad debt expense; (v) non-income taxes, including property taxes on owned real estate and trust fund related taxes such as gross receipts taxes, franchise taxes and capital taxes; and (vi) general and administrative expenses (“G&A”), including all administrative employee related expenses, regulatory costs, insurance and professional fees. The components of other operating expenses for our installation and maintenance segment include (i) cost of sales, consisting of all direct costs on installation projects and direct operating costs of the maintenance business, including all vessel and direct manning costs, and (ii) G&A expenses, including all administrative employee related expenses, bad debt expense, administrative real estate, insurance and professional fees.

	Successor		Predecessor
	Three Months Ended March 31,		Three Months Ended March 31,
(in millions)	2004	% of Revenue	2003	% of Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)
Telecommunication Services Segment:
Cost of sales	$13	1.9%	$10	1.4%	$3	30%
Real estate and network operations	106	15.4%	100	13.6%	6	6%
Sales and marketing	33	4.8%	30	4.1%	3	10%
Bad debt expense	1	0.2%	13	1.8%	(12)	(92)%
Non-income taxes	7	1.0%	9	1.2%	(2)	(22)%
Stock-related expense	5	0.7%	—	—	5	NM
General and administrative	30	4.3%	26	3.5%	4	15%

Total other operating expenses	195	28.3%	188	25.6%	7	4%

Installation and Maintenance Segment:
Cost of sales	32	4.6%	42	5.7%	(10)	(24)%
General and administrative	9	1.3%	10	1.4%	(1)	(10)%

Total other operating expenses	41	5.9%	52	7.1%	(11)	(21)%

Consolidated Other Operating Expenses:	$236	34.2%	$240	32.7%	$(4)	(2)%

NM—not meaningful

Telecommunications Services Segment Other Operating Expenses—

The increase in cost of sales was a result of (i) leasing additional equipment to connect our customers to our network to deliver our managed services product as a result of increased managed services sales and (ii) higher cost of sales rates upon renewal of old contracts with vendors for servicing our managed services product.

Real estate and network operations related expenses increased as a result of (i) an increase in rental properties throughout 2003, resulting in rent increases on these properties for the full quarter of 2004, (ii) increased facility maintenance costs due to a number of aging facilities, and (iii) increased employee related costs as a result of accruing an annual bonus in 2004. The total 2004 annual bonus accrual for the first quarter was approximately $2 million. No annual bonus expenses were incurred in 2003. The increase from the items above was partially offset by lower salaries and benefits expenses due to lower network operations headcount as a result of restructuring activities initiated during 2003.

Sales and marketing expenses increased primarily due to (i) increases in salaries and benefits costs as a result of headcount increases in 2004 and (ii) increases in marketing expenses as a result of new marketing programs to support our strategy of acquiring new customers upon emergence from bankruptcy. In addition, other employee related costs were higher in the three months ended March 31, 2004 from the same period in 2003 as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 for the marketing and salaried sales employees. No annual bonus expenses were incurred in 2003.

Bad debt expense decreased primarily due (i) an approximate $2 million recovery in the first quarter of 2004 from a significant carrier customer for previously reserved balances, (ii) general improvements in the aging of our accounts receivable through focused collection efforts, enhanced evaluations of customers’ creditworthiness and credit limits which provided for lower levels of general reserve requirements, and (iii) we recorded approximately $5 million in bad debt expenses in the first quarter of 2003 related to a significant carrier customer defaulting on its payments.

Non-income taxes decreased as we have reduced payments for personal property, capital stock, franchise and gross receipts taxes in the three months ended March 31, 2004.

Stock-related expense for the quarter ended March 31, 2004 consists of (i) $4 million stock compensation expense related to the December 9, 2003 stock option grant, and (ii) $1 million related to the March 8, 2004 restricted stock grant. See Note 6, “Stock-Based Compensation”, to the accompanying condensed consolidated financial statements included in this interim report on Form 10-Q. There were no stock related expenses incurred during the three months ended March 31, 2003 relating to Predecessor option grants which were accounted for under APB No. 25.

G&A costs increased in the first quarter of 2004 compared with the first quarter of 2003 as a result of (i) incurring $2 million in restructuring costs in the three months ended March 31, 2004 while there were no restructuring programs during the same period in 2003 (see Note 9, “Restructuring Activity”), (ii) an increase of approximately $1 million in corporate advertising during the first quarter of 2004 related to our emergence from bankruptcy on the Effective Date, and (iii) recognizing a $3 million reduction in G&A expenses in the first quarter of 2003 related to our deferred gain on the disposal of our former GlobalCenter subsidiary. The increases related to the items above were partially offset by an approximate $2 million decrease in communications costs through programs to reduce our mobile and long distance charges by converting to VOIP technology and other cost saving initiatives.

Installation and Maintenance Segment Other Operating Expenses—

Cost of sales pertaining to our installation and maintenance segment decreased primarily as a result of reduced installation projects and maintenance contract requirements (resulting in lower third party project costs) and aggressive cost reduction efforts via tighter controls on vessel spending and reduction of repair activity in response to the cyclical downturn in the segment’s market. These aggressive cost reduction efforts commenced in the latter part of 2002 and continued through the three months ended March 31, 2004, and resulted in significantly reduced vessel related costs, manning charges and overhead expenses.

General and administrative costs pertaining to our installation and maintenance segment decreased as a result of staff reductions in connection with Global Marine’s restructuring activities during 2003 which resulted in lower employee costs in the first quarter of 2004 compared with the first quarter of 2003.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. The increase in depreciation and amortization in the first quarter of 2004 compared with the first quarter of 2003 is directly attributable to the revaluation of property and equipment and intangibles, as a result of the fresh start accounting adjustments, on the Effective Date and the impact of depreciating additional capital purchases since the Effective Date.

Other income (expense) statement items. Other significant components of our condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 include the following:

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Three Months Ended March 31, (unaudited)
	2004	2003
	(in millions)
Interest expense, net	$(9)	$(7)	$(2)	(29)%
Other income (expense), net	7	(11)	18	163%
Reorganizations items, net	—	(5)	5	100%
Provision for income taxes	(14)	(1)	(13)	(1,300)%

Interest expense, net. Included in interest expense, net is the interest expense related to the $200 million of senior secured notes (the “Senior Secured Notes”) issued on the Effective Date and capital lease obligations, amortization of deferred finance costs related to the Senior Secured Notes and interest income.

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Three Months Ended March 31, (unaudited)
	2004	2003
	(in millions)
Interest expense and amortization of deferred finance costs	$(13)	$(7)	$(6)	(86)%
Interest income	4	—	4	NM

Interest expense, net	$(9)	$(7)	$(2)	(29)

NM—not meaningful

The increase in interest expense and amortization of deferred finance costs is as a result of interest expense incurred from the Senior Secured Notes. During the first quarter of 2004 we recorded interest expense, including the amortization of deferred finance fees, related to the Senior Secured Notes of approximately $6 million. The increase was partially offset by an $1 million decrease in the interest expense related to the capital lease obligations in the first quarter of 2004 compared with the first quarter of 2003 primarily as a result of a rejection of a significant capital lease agreement under the Bankruptcy Code on February 28, 2003 and other capital lease agreements. The increase in interest income in the first quarter of 2004 is a result of all interest income earned during the bankruptcy period (which included the entire first quarter of 2003) being reflected in reorganization items, net in accordance with the provisions of bankruptcy reporting pursuant to SOP 90-7. We expect our interest expense to increase in the second half of the year as a result of our borrowings under the Bridge Loan Facility.

Other income (expense), net. The increase in other income (expense), net is primarily a result of changes in the amount of gains or losses resulting from foreign currency impacts on transactions and a gain recorded for recovery of legal fees under our Directors and Officers insurance policy in the first quarter of 2004. Foreign currency transactions losses decreased $8 million in the first quarter of 2004 to $6 million compared with $14 million in the first quarter of 2003. During the first quarter of 2004 we recorded a $8 million gain related to a recovery of legal fees incurred for class action lawsuits under our Directors and Officers insurance policy.

Reorganization items, net. We have no reorganization items in the first quarter of 2004 as a result of our emergence from bankruptcy on the Effective Date. During periods prior to the Effective Date, reorganization items represented expenses and income incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the condensed consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items comprise (i) costs related to the employee retention programs, (ii) retained professional fee costs associated with the reorganization, (iii) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy, (iv) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the Bankruptcy Court, and (v) costs incurred in connection with our continued restructuring efforts (see “Restructuring Charges” above for further discussion). The reorganization items consisted of the following:

Predecessor
Three Months Ended March 31, 2003
(unaudited)
Professional fees	$(22)
Retention plan costs	(6)
Vendor settlements	20
Interest income	3

Total reorganization items	$(5)

Provision for income taxes. The increase in the provision for income taxes is primarily attributable to the unique tax accounting that applies under fresh start accounting to deferred tax benefits realized by us following our emergence from bankruptcy protection. Fresh start accounting requires the realization of valuation allowances, related to net deferred tax assets that existed on or prior to the Effective Date, to be recorded as a reduction of intangibles until exhausted, and thereafter are reported as additional paid in capital. The $11 million tax provision related to the application of these rules does not result in any cash taxes. In addition, minimum taxes were applicable beginning with the first quarter of 2004 in tax jurisdictions for which we were exempt in 2003 resulting in an increase of $1 million in the first quarter of 2004 as compared with the first quarter of 2003.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At March 31, 2004, our available liquidity consisted of $214 million of unrestricted cash and cash equivalents, including $63 million related to Global Marine. At June 30, our available liquidity consisted of $139 million of unrestricted cash and cash equivalents, including $53 million related to Global Marine. Upon consummation of the sale of Global Marine to Bridgehouse Marine Ltd. (“Bridgehouse”) on August 13, 2004 all cash held by Global Marine ceased to constitute part of our consolidated assets. At June 30, 2004, we also held $21 million ($6 million of which is included in long-term other assets) in restricted cash. This restricted cash represents collateral relating to certain letters of credit, guarantees, performance bonds and deposits and net cash proceeds from asset sales as defined in the indenture for the Senior Secured Notes. In June 2004, we received approximately $11 million from a sale of the marketable security, which is included in restricted cash as a component of other assets as at June 30, 2004. On July 16, 2004, we received notification from STT Hungary Liquid Management Limited Liability Company (“STT Hungary”), a subsidiary of ST Telemedia that the restriction on the use of the proceeds from the sale of the marketable security had been removed.

We expect that our available liquidity will continue to decline substantially during the second half of 2004 due to operating cash flow requirements and estimated payments of $56 million for deferred reorganization costs and $15 million for the final fees and expenses of retained professionals under the bankruptcy proceedings. As of the date of the filing of this quarterly report on Form 10-Q, $41 million of this $71 million has been paid.

On May 18, 2004, we reached agreement with a subsidiary of ST Telemedia to provide us with up to $100 million in financing under the Bridge Loan Facility. The Bridge Loan Facility was entered into by our primary operating company subsidiary in the United Kingdom, Global Crossing (UK) Telecommunications Limited (“GCUK”), and STT Communications Ltd. (“STTC”), a subsidiary of ST Telemedia. STTC subsequently assigned its rights and obligations under the Bridge Loan Facility to STT Crossing Ltd., another subsidiary of ST Telemedia (“STT Crossing”). The Bridge Loan Facility matures on December 31, 2004, and initially bore interest at a rate equal to one-month LIBOR plus 9.9%. Every 90 days after the May 18, 2004 closing, the spread over LIBOR increases by 0.5%. In addition, we are required to pay a fee of 1.0% per annum on any undrawn portion of the Bridge Loan Facility. Under this facility, we borrowed $40 million on June 1, 2004, an additional $40 million on August 2, 2004, and a final $20 million on October 1, 2004.

The Bridge Loan Facility permits us to upstream the loan proceeds and use them for the general corporate purposes of the entire Global Crossing group. The loans are secured by lien on substantially all of the assets of GCUK and a pledge of the capital stock of GCUK. In addition, the Bridge Loan Facility is guaranteed by Global Crossing Limited and each subsidiary that receives an economic benefit from the loan proceeds. Except in the case of Global Crossing Limited, these guarantees are limited to the funds received by each guaranteeing subsidiary.

In general, the covenants and events of default for the Bridge Loan Facility are customary for a senior secured credit facility. These provisions include limitations on the ability of GCUK and its subsidiaries to (1) incur indebtedness or liens, (2) pay dividends or make other payments to equity holders, (3) make investments or enter into sale and leaseback transactions or (4) sell assets or enter into consolidation or merger transactions. The Bridge Loan Facility also (a) contains cross-default provisions which could result in the acceleration of GCUK’s repayment obligations in the event that Global Crossing Limited or any one or more of our subsidiaries were to default on any capital lease obligation or other debt obligation totaling more than $2.5 million; and (b) prohibits us from making any cash payment of bonuses during the remainder of 2004, with certain limited exceptions, unless approved by a majority of the Compensation Committee of the Board of Directors of Global Crossing Limited. An event of default under the Bridge Loan Facility would, following certain notices, trigger a cross-default under the Senior Secured Notes and an event of default under the Senior Secured Notes would, following certain notices, trigger a cross-default under the Bridge Loan Facility.

STT Crossing has the right to transfer the Bridge Loan Facility to a bank without our consent. The terms of the Bridge Loan Facility require it to be repaid from the proceeds of any debt or capital markets transaction of GCUK. In addition, STT Crossing has the right to exchange a principal amount of the loan balance under the Bridge Loan Facility for an equivalent principal amount of debt securities issued in any such debt offering by GCUK.

As of the date of the filing of this quarterly report on Form 10-Q, we expect that the Company will need to obtain up to $40 million in additional financing to fund our anticipated liquidity requirements through the end of 2004. We will also need to refinance the Bridge Loan Facility at its maturity on December 31, 2004. Moreover, based on our current projections, we will need to raise substantial additional financing to meet our anticipated liquidity needs beyond 2004. If we are unable to raise substantial financing or improve our operating results to achieve positive operating cash flows in the future, we will be unable to meet our anticipated liquidity requirements. We can provide no assurances in this regard.

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

STT Crossing has provided a commitment, subject to certain conditions, documentation and completion of any necessary collateral filings, to increase the availability under the Bridge Loan Facility by $25 million, to $125 million. This additional $25 million is intended to be advanced in early November to meet the Company’s anticipated liquidity needs through November by which time the Company believes that the secured debt financing by GCUK can be completed with currently anticipated proceeds of $300 million or more. This financing, together with a working capital facility, are intended to meet the Company’s long-term funding requirements. If the GCUK debt financing is not completed in November 2004, the Company would require additional funding from ST Telemedia as discussed below. The Company can provide no assurance that the GCUK secured debt financing will be completed.

In order to permit any secured debt financing by GCUK and any working capital facility to proceed, the Company has entered into a restructuring agreement with STTC, STT Crossing and STT Hungary. The restructuring agreement contemplates that the following would occur simultaneously with the closing of a secured debt financing by GCUK: (1) the security interests securing the Senior Secured Notes and the Bridge Loan Facility would be released; (2) $50 million (plus any amount borrowed under the additional $25 million Bridge Loan Facility commitment) of the Senior Secured Notes would be repaid; and (3) the Bridge Loan Facility and the remaining Senior Secured Notes would be refinanced by $250 million principal amount of 4.7% payable-in-kind secured debt instruments that would be mandatorily convertible into common equity of GCL after four years, or converted earlier at ST Crossing’s and STT Hungary’s option, into approximately 16.2 million shares of common stock of the Company (assuming conversion after four years), subject to certain adjustments. The new secured debt instruments would be secured in a manner substantially similar to the Senior Secured Notes, except that they would not have liens on assets of GCUK. The restructuring agreement contains general descriptions of these transactions and is subject to completion of definitive documentation satisfactory to the parties and a number of other material conditions described therein. The Company can provide no assurance that the restructuring contemplated in the restructuring agreement will be completed.

If the Company cannot arrange additional financing by the end of November 2004, ST Telemedia has also indicated to Grant Thornton its non-binding intention, based on the Company’s operating plan and commitment to adhere to that plan, to provide up to $155 million of financial support to the Company (which support may come, in part, in the form of a restructuring or refinancing of the Bridge Loan Facility, including by way of providing the additional $25 million commitment) to be used as additional working capital to fund the needs of the Company’s business as required through the first quarter 2005, on such terms and conditions as the Company and ST Telemedia may agree. While ST Telemedia has indicated its intention to provide this financial support to the Company if necessary and management expects that ST Telemedia would make such financial support available, neither ST Telemedia nor any of its affiliates has any contractual obligation to provide financial support to the Company, and the Company can provide no assurance that ST Telemedia would provide any such financial support.

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon dividends and inter-company transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and are operating in various jurisdictions throughout the world. A number of our subsidiaries have cash on hand that exceeds their immediate requirements but that cannot be distributed or loaned to us or our other subsidiaries to fund our or their operations due to contractual restrictions or legal constraints related to the solvency of such entities. These restrictions could cause us or certain other subsidiaries to become and remain illiquid while other subsidiaries have sufficient liquidity to meet their liquidity needs.

On February 27, 2004, we retained Citigroup Global Markets Inc. as our financial advisor to assist in exploring strategic alternatives regarding Global Marine, including the potential sale of that business. On August 3, 2004, New GCL’s Board of Directors approved a plan to divest Global Marine and on August 13, 2004, we consummated a series of agreements with Bridgehouse for the sale of Global Marine and the transfer of our forty-nine percent shareholding in S.B. Submarine Systems Company Ltd., a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Global Marine for consideration up to $15 million, subject to certain conditions as defined in the agreements. As a result of these transactions, Bridgehouse has assumed all of Global Marine’s capital and operating lease commitments and the Company is no longer subject to cross-defaults that could have been triggered under the indenture for the Senior Secured Notes and the Bridge Loan Facility as a result of pending defaults by Global Marine under such lease commitments.

Under the indenture for the Senior Secured Notes, in the event of a sale of Global Marine, any net proceeds received by us, after settlement of liabilities and deal costs, were required to be used to repay the Senior Secured Notes. However, we received a waiver of this requirement from STT Hungary. During 2004, we received certain waivers from STT Hungary of the restrictions in the indenture for the Senior Secured Notes that would otherwise have limited our ability to transfer funds from GCUK to other subsidiaries. We also received certain waivers from STT Hungary of the potential default under the Senior Secured Notes (and under the Bridge Loan Facility through the operation of cross-default provisions) that otherwise would have arisen as a result of our failure to provide STT Hungary with quarterly financial information in respect of the first and second quarters of 2004 by the dates required under the indenture for the Senior Secured Notes.

Cash Management Impacts and Working Capital

Condensed Consolidated Statements of Cash Flows

	Successor	Predecessor
	Three Months Ended March 31, (unaudited)
	2004	2003	$ Increase (Decrease)
		(Restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(112)	$(97)	$(15)
Reorganization items	—	5	(5)
Deferred reorganization costs	(31)	—	(31)
Depreciation, amortization, stock compensation and bad debt expense, non-cash income tax provision	61	48	13
Amortization revenue of prior period IRU’s	(1)	(20)	19
Cash used in reorganization items	—	(44)	44
Other changes in operating assets and liabilities	32	60	(28)

Cash flows used in operating activities	(51)	(48)	(3)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(29)	(44)	15
Proceeds from sale of fixed assets	—	6	(6)
Proceeds from the sale of equity interest in holding companies	4	—	4
Other investing activities	—	1	(1)

Cash flows used in investing activities	(25)	(37)	12

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of capital lease obligations	(4)	(5)	1

Cash flows used in financing activities	(4)	(5)	1

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	4	(1)	5

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(76)	$(91)	$15

Our working capital decreased $132 million to a negative working capital of $280 million at March 31, 2004 compared to a negative working capital of $148 million at December 31, 2003. The decrease in working capital is primarily due to (i) over $50 million of operating cash flow losses, (ii) reclassification of approximately $26 million of long term capital lease obligations to current as a result of Global Marine’s default of certain covenants, (iii) approximately $29 million of cash paid for capital expenditures and (iv) the payment of approximately $31 million of deferred reorganization liabilities during the period.

Cash Flow Activity for the three months ended March 31, 2004

Cash and cash equivalents decreased $76 million during the three months ended March 31, 2004 to $214 million from $290 million at December 31, 2003. Our unrestricted cash decreased in the first quarter as a result of continued operating cash flow losses, capital expenditures, payments made related to deferred reorganization costs and restructuring costs. The decrease in cash is partially offset by the collection of receipts related to prepaid service/IRU agreements and other miscellaneous receipts from VAT refunds, interest on deposits, proceeds from the sale of our equity interest in two holding companies, property tax rebates and other receipts.

During the first quarter of 2004, we collected approximately $703 million of cash receipts from sales of services. We also collected approximately $38 million related to prepaid service/IRU agreements from one customer, which represented the final installment due under a settlement agreement entered into during 2003. Operating expense disbursements, including $20 million related to retention plan payments, were approximately $784 million for the first quarter of 2004. Cash paid for capital expenditures and the repayment of capital lease obligations were approximately $29 million and $4 million. Payments related to deferred reorganization costs, restructuring costs and fees for professionals retained in the bankruptcy proceedings were approximately $45 million during the first quarter of 2004. Miscellaneous receipts collected during the first quarter of 2004 were approximately $47 million which included approximately $23 million related to VAT and directors and officers insurance policy refunds, $12 million related to a property tax rebate, $4 million related to proceeds from the sale of our equity interests in holding companies and other miscellaneous receipts.

As previously discussed herein, we anticipate we will need to obtain up to $140 million in additional financing to fund operations through January 1, 2005 and refinance the Bridge Loan Facility at its maturity on December 31, 2004.

Cash Flows from Operating Activities—

Cash flows used by operations increased $3 million in the first quarter of 2004 as compared with the first quarter of 2003. The increase in cash used by operations is primarily as a result of greater operating losses incurred and lower cash flow provided from changes in operating assets and liabilities in the first quarter of 2004 as compared with the first quarter 2003. The increase in operating losses is predominantly as a result of decreases in revenue from pricing pressures, customer attrition and decreases in installation and maintenance services partially offset by lower cost of access operating expenses. The decrease in cash provided by changes in operating assets and liabilities is primarily due to an increase in access vendor payments in 2004. Changes in operating assets and liabilities are subject to significant variability from quarter to quarter depending on the timing of operating cash receipts and payments. This increase was partially offset by a decrease in reorganization payments as a result of our emergence from bankruptcy protection on the Effective Date and increases in cash flow provided by changes in operating assets and liabilities. Reorganization payments, including deferred reorganization costs, decreased $13 million in the first quarter of 2004 to $31 million as compared with $44 million in the first quarter of 2003. The decrease in reorganization related payments is due to a decrease in professional fees, retention and restructuring payments partially offset by payments related to deferred reorganization costs payable after the Effective Date to certain access providers and other claimants.

A further direct cash flow analysis of the first quarter of 2004 working capital performance reveals total consolidated cash collections during the first quarter of 2004 were approximately $703 million, including approximately $672 million from the telecommunications services segment and $31 million from the installation and maintenance segment. The telecommunications services segment receipts just mentioned do not include approximately $38 million of collections under IRU contracts during the first quarter of 2004, from one customer, which represented the final installment due under a settlement agreement entered into during 2003.

Cash disbursements on a consolidated basis during the first quarter of 2004 were approximately $784 million, including approximately $742 million for the telecommunications services segment and $42 million for the installation and maintenance segment. Cash disbursements for cost of access were approximately $489 million in the first quarter of 2004. Other operating cash disbursements for the telecommunications services segment (including cost of sales, real estate, payroll, third party maintenance, general and administrative costs and the final retention plan payment related to 2003) during the first quarter of 2004 were approximately $253 million. Operating cash disbursements for the installation and maintenance services segment include cost of sales (vessel related costs), payroll and other general and administrative expenses.

Cash Flows from Investing Activities—

Capital expenditures declined $15 million in the first quarter of 2004 compared with the first quarter of 2003. Capital expenditures were greater in the first quarter of 2003 primarily as a result of payments made by our foreign subsidiaries who were not protected from local vendors under the bankruptcy laws of the United States, for capital projects completed prior to the bankruptcy filing in January 2002. In addition, GCUK paid approximately $9 million in capital expenditures in the first quarter of 2003 on two projects that did not occur in the first quarter of 2004. Capital expenditures in the first quarter of 2004 primarily related to network and information technology expenditures. The network expenditures primarily consist of capital spending to meet our anticipated network needs to acquire and/or expand existing customer service requirements. These expenditures include significant amounts to begin the process of converting several of our points of presences from time division multiplexing technology to voice over internet protocol technology. The information technology expenditures consist of development projects to enhance and automate our ‘sales order to cash’ process as well as improve and expand our suite of internet protocol products being offered and refresh our personal computer and server inventory. During the first quarter of 2004, we did not receive any significant proceeds from the sales of fixed assets as compared with $6 million in the first quarter of 2003. The proceeds from the sales of fixed assets in the first quarter of 2003 relate to sales of vessels in the installation and maintenance segment as Global Marine continued to reduce its cost structure. During the first quarter of 2004 we received $4 million in proceeds related to the sale of our equity interest in two dormant holding companies.

Cash Flows from Financing Activities—

Cash flows from financing activities for the three months ended March 31, 2004 and 2003 were limited to the repayment of capital lease obligations. The majority of the capital lease payments relate to GCUK’s rail network and Global Marine’s fleet of vessels.

Contractual Cash Commitments

During the first quarter of 2004 we entered into an agreement with one of our access providers to purchase at least $5 million of services in 2004 and a total of $70 million over the next five years.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our revenue in our carrier sales channel is generated from services to other carriers in the telecommunications industry. For the three months ended March 31, 2004, our revenues from the carrier sales channel represented approximately 59% of our consolidated revenues.

Off-balance sheet arrangements

There have been no material changes in our off-balance sheet arrangements during the first quarter of 2004.

Recently Issued Accounting Pronouncements

See Note 2, “Basis of Presentation and Significant Accounting Policies,” to the accompanying condensed consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.

Inflation

We do not believe that our business is impacted by inflation to a significantly different extent than the general economy.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s December 31, 2003 annual report on Form 10-K/A for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

Item 4. Controls and Procedures

In March 2004, Grant Thornton completed an audit of our consolidated financial statements as of December 31, 2003 and for the year then ended for inclusion in our original annual report on Form 10-K filed on March 26, 2004 (the “Original 10-K Filing”). In connection with such audit, Grant Thornton identified to our Audit Committee and management certain internal control deficiencies, including in the following areas: segregation of duties within a certain subsidiary; information systems logical access; documentation for information technology policies, procedures and standards; development of a comprehensive enterprise-wide business continuity and disaster recovery plan; dependence of a certain subsidiary on an outdated financial application; and customer contract files management. Grant Thornton advised the Audit Committee that they considered these internal control deficiencies in the aggregate to constitute material weaknesses in our internal control over financial reporting. Grant Thornton further advised the Audit Committee that these internal control deficiencies did not affect Grant Thornton’s unqualified report on our consolidated financial statements as of December 31, 2003 and for the year then ended included in the Original 10-K Filing.

Prior to the Original 10-K Filing on March 26, 2004, management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In connection with such evaluation, management considered the above internal control issues identified by Grant Thornton. While agreeing that the issues identified by Grant Thornton were deficiencies, management and the Audit Committee did not regard those issues, either individually or in the aggregate, as constituting a material weakness in our internal control over financial reporting. The position of management and the Audit Committee was based on their judgment that compensating controls in operation mitigated the possibility that the matters identified by Grant Thornton would adversely affect disclosure controls and procedures or that such matters were inconsequential. Based upon management’s evaluation, our chief executive officer and chief financial officer concluded at that time that disclosure controls and procedures were designed to provide reasonable assurance of meeting their objectives and were effective at a reasonable assurance level as of December 31, 2003.

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

Subsequent to the filing of the Original 10-K Filing, in the course of preparing our financial statements for the first quarter of 2004 in early April 2004, management became concerned about the adequacy of our accrued cost of access liabilities. Cost of access includes usage-based charges paid to other carriers to originate and terminate switched voice traffic and leased line charges for dedicated facilities. Management presented its concerns to the Audit Committee and, at the direction of the Audit Committee, continued its internal review of our accrued cost of access liabilities and cost of access expenses and the related internal control environment. On April 27, 2004, we announced management’s preliminary assessment of the underaccrual of the cost of access liabilities at year-end 2003 and that we expected to restate previously reported financial statements. We also stated that our previously reported financial statements for the years ended December 31, 2003 and 2002 should be disregarded pending the outcome of our review of our cost of access liabilities. On April 29, 2004, we announced that Grant Thornton had notified us that its audit reports dated March 8, 2004, December 23, 2003 and September 10, 2003 covering calendar years 2001, 2002 and 2003 could no longer be relied upon.

On May 3, 2004, we announced that the Audit Committee had retained Deloitte & Touche to conduct an independent investigation of the facts and circumstances surrounding the understatement of the cost of access liabilities and expenses and the causes that may have given rise thereto, including, if relevant, associated internal control issues and issues of management integrity. Deloitte & Touche’s investigation included reading more than 90,000 e-mails and numerous other documents and interviewing 26 employees. On June 21, 2004, we announced that Deloitte & Touche had completed its investigation and that the investigative procedures it performed did not reveal any management integrity issues related to the cost of access liabilities and expenses, or any knowledge by management of an understatement of our accrued cost of access liabilities related to the year-end 2003 financial statements until after the date of the Original 10-K Filing. Based upon the investigative procedures it performed, Deloitte & Touche observed that the Company had in place detailed processes and procedures for its cost of access accounting, but that control issues existed with respect to the Company’s cost of access accounting in North America. The processes and procedures relating to cost of access accounting are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Cost of Access Accruals.”

In addition to Deloitte & Touche’s investigation, the Company conducted a review to determine the principal contributing factors that caused the underestimate of cost of access expenses that is the subject of the restatement covered by our 2003 annual report on Form 10-K/A. The root causes identified included inaccuracies in third party, industry standard rating databases used to estimate the rates associated with minutes purchased by us from access vendors, the impact of changing traffic routing practices of emerging telecommunications industry competitors on our cost estimation models, our increased reliance on CLECs to originate and terminate traffic, and disparities between the systems used by the Company and its third party service provider to manage fixed line costs.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Exchange Act. As part of such evaluation, management considered the cost of access internal control issues identified in Deloitte & Touche’s independent investigation and in management’s own internal review. Based upon management’s evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2004. No change in our internal control over financial reporting occurred during the first quarter of 2004 that has materially affected, or that was likely to materially affect, our internal control over financial reporting.

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

In light of the implementation of these new measures, our chief executive officer and chief financial officer have concluded that the material weakness in internal control over financial reporting relating to our cost of access accounting has been remediated as of the date of the filing of this quarterly report on Form 10-Q.

In addition, based on the Company’s internal review and taking into account the results of Deloitte & Touche’s investigation, the Company identified a number of actions, which while not necessary to remediate the material weakness in our internal control over financial reporting, would in the long-term enhance the systems, controls, oversight and efficiency of our cost of access operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 “Contingencies” to the accompanying condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

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

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, GCL filed the following current report(s) on Form 8-K:

1. Current report on Form 8-K dated February 27, 2004 (date of the earliest event reported), filed on February 27, 2004 for the purpose of reporting under Item 9, the retaining of Citigroup Global Markets Inc. as its financial advisor to assist Global Crossing Limited in exploring strategic alternatives regarding its Global Marine Systems Limited installation and maintenance services business, including the potential sale of such business.

2. Current report on Form 8-K dated March 10, 2004 (date of the earliest event reported), filed on March 11, 2004 for the purpose of reporting under Items 7 and 12, the issuance of a press release relating to, among other things, fourth quarter and full year 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on October 8, 2004 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ DANIEL O’BRIEN
Daniel O’Brien Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)