Form 10-Q
period 2004-06-30
GLOBAL CROSSING LTD
filed 2004-10-08
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $0.01, per share par value, outstanding as of October 1, 2004 was 22,000,000 shares.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets for Successor as of June 30, 2004 and December 31, 2003 as restated.	3

	Condensed Consolidated Statements of Operations for Successor for the three and six months ended June 30, 2004 and Predecessor for the three and six months ended June 30, 2003 as restated.	4

	Condensed Consolidated Statements of Cash Flows for Successor for the six months ended June 30, 2004 and Predecessor for the six months ended June 30, 2003 as restated.	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	61

Item 4.	Controls and Procedures	61

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	65

Item 6.	Exhibits and Reports on Form 8-K	65

PART I. Financial Information

Item 1. Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	Successor
	June 30, 2004	December 31, 2003
	(unaudited)	(Restated)
ASSETS:
Current assets:
Cash and cash equivalents	$139	$290
Restricted cash and cash equivalents	14	15
Accounts receivable, net of allowances of $111 and $134, respectively	332	421
Other current assets and prepaid costs	139	166

Total current assets	624	892
Property and equipment, net	1,172	1,186
Intangible assets, net	71	113
Other assets	77	57

Total assets	$1,944	$2,248

LIABILITIES:
Current liabilities not subject to compromise:
Short-term borrowings with controlling shareholder	$40	$—
Accounts payable	120	143
Accrued cost of access	214	229
Accrued restructuring costs	43	32
Deferred revenue – current portion	90	87
Deferred reorganization costs – current portion	81	128
Other current liabilities	433	421

Total current liabilities	1,021	1,040

Debt with controlling shareholder	200	200
Obligations under capital leases	171	200
Deferred revenue	137	148
Deferred reorganization costs	31	42
Other deferred liabilities	194	225

Total liabilities	1,754	1,855

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock with controlling shareholder, 45,000,000 shares authorized, par value $0.10 per share, 18,000,000 shares issued and outstanding as of June 30 2004 and December 31, 2003	2	2
Common stock, 55,000,000 shares authorized, par value $0.01 per share, 22,000,000 (6,600,000 with the controlling shareholder) shares issued and outstanding as of June 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	417	406
Accumulated other comprehensive income (loss)	5	(4)
Accumulated deficit	(234)	(11)

	190	393

Total liabilities and shareholders’ equity	$1,944	$2,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except share and per share information)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
REVENUES	$648	$744	$1,338	$1,479
OPERATING EXPENSES:
Cost of access and maintenance	474	527	980	1,060
Other operating expenses	225	230	461	470
Depreciation and amortization	41	35	85	70

	740	792	1,526	1,600

OPERATING LOSS	(92)	(48)	(188)	(121)
OTHER INCOME (EXPENSE):
Interest expense, net	(11)	(8)	(20)	(15)
Other income, net	5	36	12	25

LOSS BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(98)	(20)	(196)	(111)
Reorganization items, net	—	(5)	—	(10)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(98)	(25)	(196)	(121)
Provision for income taxes	(13)	(2)	(27)	(3)

NET LOSS	(111)	(27)	(223)	(124)
Preferred stock dividends	(1)	—	(2)	—

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(112)	$(27)	(225)	$(124)

LOSS PER COMMON SHARE, basic and diluted:
Loss applicable to common shareholders	$(5.09)	$(0.03)	$(10.23)	$(0.14)

Shares used in computing basic and diluted loss per share	22,000,000	909,457,012	22,000,000	909,345,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2004	2003
		(Restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(223)	$(124)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation and amortization	85	70
Amortization of prior period IRUs	(2)	(42)
Stock related expenses	13	—
Non cash income tax provision	21	—
Reorganization items, net	—	10
Deferred reorganization costs	(58)	—
Provision for doubtful accounts	7	26
Non cash other income	—	(9)
Other	(3)	5
Changes in operating assets and liabilities	20	32

Net cash used in operations	(140)	(32)
Net cash used in reorganization items	—	(75)

Net cash used in operating activities	(140)	(107)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(53)	(83)
Proceeds from sale of property and equipment	1	7
Change in restricted cash and cash equivalents	(10)	(4)
Proceeds from sale of marketable securities	12	2
Proceeds from sale of equity interest in holding companies	4	—

Net cash used in investing activities	(46)	(78)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from short-term borrowings with controlling shareholder	40	—
Repayment of capital lease obligations	(8)	(12)

Net cash provided by (used in) financing activities	32	(12)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(151)	(197)
CASH AND CASH EQUIVALENTS, beginning of period	290	423

CASH AND CASH EQUIVALENTS, end of period	$139	$226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received for income taxes, net	$—	$1

Cash paid for interest [1]	$21	$9

[1]	No interest has been capitalized since December 31, 2001.

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

On February 27, 2004, the Company retained Citigroup Global Markets Inc. as its financial advisor to assist in exploring strategic alternatives regarding GMS, including the potential sale of that business. On August 3, 2004, the Company’s Board of Directors approved a plan to divest GMS and on August 13, 2004, the Company consummated a series of agreements with Bridgehouse Marine Ltd. (“Bridgehouse”) for the sale of GMS and the transfer of the Company’s forty-nine percent shareholding in S.B. Submarine Systems Company Ltd., a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration of up to $15, subject to certain conditions as defined in the agreements. As a result of these transactions Bridgehouse has assumed all of GMS’s capital and operating lease commitments and the Company is no longer subject to cross-defaults that could have been triggered under the indenture for the Senior Secured Notes and Bridge Loan Facility (as defined below) as a result of pending defaults by GMS under such lease commitments. Management of the Company has determined that on August 3, 2004 GMS first met all required criteria to be classified as a discontinued operation under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with SFAS No. 144, GMS will be reflected as a discontinued operation in the period in which it met the criteria and will be disclosed as such in the condensed consolidated financial statements included in the Company’s quarterly report on Form 10-Q for the quarter ending September 30, 2004. Under the indenture for the $200 of senior secured notes issued on the Effective Date (the “Senior Secured Notes”), in the event of a sale of GMS, any net proceeds received by the Company, after settlement of liabilities and deal costs, were required to be used to repay the Senior Secured Notes. However, the Company received a waiver of this requirement from STT Hungary Liquidity Management Limited Liability Company, the holder of the Senior Secured Notes (“STT Hungary”), which is a subsidiary of Singapore Technologies Telemedia Pte Ltd, the Company’s majority stockholder (“ST Telemedia”). During 2004, the Company received a waiver from STT Hungary of the restrictions in the indenture for the Senior

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

Secured Notes that would otherwise have limited our ability to transfer funds from Global Crossing (UK) Telecommunications Limited (GCUK”) to other subsidiaries. The Company also received certain waivers from STT Hungary of the potential default under the Senior Secured Notes (and under the Bridge Loan Facility through the operation of cross-default provisions) that otherwise would have arisen as a result of the Company’s failure to provide STT Hungary with quarterly financial information in respect of the first and second quarters of 2004 by the dates required under the Indenture for the Senior Secured Notes.

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

In general, the covenants and events of default for the Bridge Loan Facility are customary for a senior secured credit facility. These provisions include limitations on the ability of GCUK and its subsidiaries to (1) incur indebtedness or liens, (2) pay dividends or make other payments to equity holders, (3) make investments or enter into sale and leaseback transactions or (4) sell assets or enter into consolidation or merger transactions. The Bridge Loan Facility also (a) contains cross-default provisions which could result in the acceleration of GCUK’s repayment obligations in the event that Global Crossing Limited or any one or more of its subsidiaries were to

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

default on any capital lease obligation or other debt obligation totaling more than $2.5; and (b) prohibits the Company from making any cash payment of bonuses during the remainder of 2004, with certain limited exceptions, unless approved by a majority of the Compensation Committee of the Board of Directors of Global Crossing Limited (the “GCL Board”). An event of default under the Bridge Loan Facility would, following certain notices, trigger a cross-default under the Senior Secured Notes, and an event of default under the Senior Secured Notes would, following certain notices, trigger a cross-default under the Bridge Loan Facility.

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

Restatement of Previously Issued Financial Statements

In April 2004, in the course of preparing the Company’s condensed consolidated financial statements for the first quarter of 2004, management of the Company became concerned with the adequacy of the Company’s accrued cost of access liabilities. Upon review, the Company concluded that its December 31, 2003 cost of access liabilities were understated by $79. After substantial review and evolution as to how the Company should account for the understatements, the Company has finally concluded, after consultation with the Staff of the Securities and Exchange Commission, that a restatement of 2003 previously reported periods is required. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2003, included in this quarterly report on Form 10-Q, include the impact of the restatement related to these periods. For more information regarding the restatement and its impact to all previously issued financial statements see the consolidated financial statements included in the annual report on Form 10-K/A for the year ended December 31, 2003.

2. BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of New GCL and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented in accordance with Regulation S-X Rule 10-01. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Old GCL and certain subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and accordingly the accompanying unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2003 have also been prepared in accordance with Statement of Position (“SOP”) No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. SOP 90-7 requires an entity’s statement of operations to portray the results of operations of the entity during Chapter 11 proceedings. As a result, any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization and restructuring of the organization should be reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board Opinion No. 30 (“APB No. 30”), “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, as amended by Statement of Financial Accounting Standards (“SFAS”) No. 145 (“SFAS No.145”) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying unaudited condensed consolidated financial statements for consistent presentation to current period amounts.

Recently Issued Accounting Pronouncements

In December 2003, the FASB completed its deliberations regarding the proposed modification to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (“FIN 46”) and issued FASB Interpretation Number 46R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain type of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities (“VIEs”), or potential VIEs commonly referred to as special-purpose entities, for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Based on the analysis performed by the Company to date, the adoption of FIN 46R does not have any effect on the condensed consolidated financial statements.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

	Predecessor December 9, 2003	Debt & Equity Restructuring		Reorganization Adjustments		Fresh Start Adjustments		Successor December 9, 2003
	As Restated	As Restated		As Reported		As Restated		As Restated
ASSETS:
Current Assets:
Cash and cash equivalents	$196	$—		$450	(a)	$—		$367
				279	(b)
Restricted cash and cash equivalents	332	—		(322	)(c)	—		20
				10	(d)
Accounts receivable, net	382	—		—		(4	)(k)	378
Other current assets and prepaid costs	184	—		—		(29	)(k)	155

Total current assets	1,094	—		(141)		(33)		$920
Property and equipment, net	1,034	—		—		128	(l)	1,162
Intangibles, net	—	—		—		113	(l)	113
Other assets	131	—		—		(43	)(l)	65
						(23	)(l)	0

Total assets	$2,259	$—		$(141)		$142		$2,260

LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$86	$—		$—		$(3	)(m)	$83
Accrued cost of access	286	—		—		(2	)(m)	284

Accrued restructuring costs—current portion	32	—		—				32
Deferred revenue—current portion	231	—		—		(158	)(n)	73
Deferred reorganization costs—current portion	—	202	(e)	(13	)(g)	—		189
Other current liabilities	530	—		(56	)(g)	(8	)(m)	466

Total current liabilities	1,165	202		(69)		(171)		1,127
Debt with controlling shareholder	—	—		200	(h)			200
Obligations under capital leases	219	—		—		(23	)(m)	196
Deferred revenue	1,337	—		—		(1,247	)(n)	90
Deferred reorganization costs	—	32	(e)	—				32
Other deferred liabilities	209	—		—		(1	)(m)	208
				(522	)(f)			—
Liabilities subject to compromise	8,710	(8,031	)(f)	(157	)(f)	—		—

Total liabilities	11,640	(7,797)		(548)		(1,442)		1,853

CUMULATIVE CONVERTIBLE PREFERRED STOCK	1,894	(1,894	)(l)	—				—

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock	—	—		2	(j)	—		2
Common stock	9	(9	)(i)	—		—		—
Treasury stock	(209)	209	(i)	—		—		—
Additional paid-in capital	14,374	(14,374	)(i)	405	(j)	—		405

Accumulated other comprehensive loss	(415)	—		—		415	(o)	—
Accumulated deficit	(25,034)	23,934	(o)	—		1,100	(o)	—

	(11,275)	9,760		407		1,515		407

Total liabilities and shareholders’ equity	$2,259	$69		$(141)		$73		$2,260

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

Debt and equity restructuring, reorganization adjustments, emergence date and fresh start accounting adjustments consist primarily of the following:

(a)	To record the receipt of the $250 equity infusion from ST Telemedia and the $200 of cash proceeds for ST Telemedia’s purchase of the New Senior Secured Notes.

(b)	To record the payment of $200 of unrestricted cash to the secured and unsecured creditors and to record the payment of $56 in professional fees to the advisors to the unsecured creditors and secured creditors, JPLs, the indenture trustees and their counsels and certain of the Company’s advisors. The balance of this amount was utilized to cash collateralize certain letter of credit requirements ($10), pay post emergence professional fees to the estate ($7), fund the Class G distribution ($3) and pay certain vendor settlements that were not deferred past the emergence date ($3).

(c)	To record the payment out of restricted cash of $315 to the secured creditors and $7 to unsecured creditors in accordance with the Plan of Reorganization.

(d)	To record cash restricted at closing to establish collateral for certain Company letter of credit requirements.

(e)	To establish $234 of deferred reorganization costs representing subject to compromise liabilities not required to be funded at emergence as described in the related settlement agreements and/or the Plan of Reorganization. Certain settlement payments in connection with access vendors (approximately $12) and the Federal tax settlement (approximately $15) are due beyond one year of the emergence date.

(f)	To record the discharge of subject to compromise liabilities in consideration for the $522 in cash settlements at emergence referred to in (b) and (c) and 38.5% of the common stock (valued at $157 in the Plan of Reorganization) in New GCL including indebtedness of $6,641 for pre-petition debt obligations, $526 of pre-petition mandatorily redeemable preferred stock (classified as a liability in accordance with SFAS No. 150) and $1,547 of pre-petition liabilities including accrued cost of access, accrued construction costs, and other liabilities.

(g)	To record the payment of required emergence costs including professional fees and vendors settlements.

(h)	To reflect the outstanding principal amount under the New Senior Secured Notes, in accordance with the Plan of Reorganization.

(i)	To cancel all of the outstanding preferred and common stock, including the treasury stock, of Old GCL in accordance with the Plan of Reorganization.

(j)	To record the issuance of equity in New GCL consisting of 18 million shares of preferred stock and 6.6 million shares of common stock to ST Telemedia for 61.5% ownership, the issuance of 13 million shares of common stock for 32.5% ownership to the unsecured creditor classes and 2.4 million shares of common stock to the secured creditors for 6% ownership all in accordance with the Plan of Reorganization.

(k)	To adjust the carrying value of receivables, certain prepaid lease and maintenance agreements and certain value-added tax recoverable positions of foreign entities to fair value in accordance with fresh start accounting.

(l)	To adjust the carrying value of property and equipment, intangibles and investments in unconsolidated affiliates to fair value in accordance with fresh start accounting. The Company engaged an independent appraiser to assist in the allocation and valuation of these assets.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

(m)	To adjust the carrying value of certain liabilities to fair value in accordance with fresh start accounting.

(n)	To adjust the carrying value of deferred revenue to fair value in accordance with fresh start accounting.

(o)	To close out the remaining equity balances of Old GCL in accordance with the recapitalization provisions of fresh start accounting, including accumulated other comprehensive loss of $415, and accumulated deficit of $23,934 and $1,100, respectively.

4. DEFERRED REORGANIZATION COSTS

Deferred reorganization costs consist of the following:

	Successor
	June 30, 2004	December 31, 2003
	(unaudited)
Access providers	$59	$109
Income taxes	25	25
Non-income taxes	18	21
Other	10	15

Total	112	170
Less – current portion	81	128

Total long-term deferred reorganization costs	$31	$42

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

5. EMPLOYEE BENEFIT PLANS

The Company sponsors a number of both contributory and non-contributory employee pension plans available to eligible employees of Global Crossing North America, Inc. (f/k/a Frontier Corporation), Global Crossing (UK) Telecommunications Limited and GMS. In addition, the Company also sponsors a postretirement benefit plan for eligible Global Crossing North America, Inc. The plans provide defined benefits based on years of service and final average salary.

In 2004, the Company expects to contribute approximately $6 to its pension plans, including $3 related to GMS. Upon consummation of the sale of GMS to Bridgehouse all related pension plan funding requirements were transferred.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

Details on the effect of operations of the Company’s pension plans are as follows:

	Successor	Predecessor	Successor	Predecessor
	Pension Plans		Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Service cost	$1	$1	$2	$2
Interest cost on projected benefit obligation	3	3	6	5
Expected return on plan assets	(3)	(3)	(6)	(6)
Net amortization and deferral	—	—	—	1

Net cost	$1	$1	$2	$2

The effect of operations of the post retirement benefit plan was less than $1 during the periods presented.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

6. STOCK-BASED COMPENSATION

Stock option plan

On December 9, 2003, the Company adopted the fair value provisions of SFAS No. 123 related to stock option awards granted or modified on December 9, 2003 and thereafter. The stock compensation expense recognized for the three and six months ended June 30, 2004 relating to stock option awards granted under Global Crossing Limited 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) was approximately $5 and $9, respectively, included in Successor’s net loss as a component of other operating expenses. Under the fair value provisions of SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. As New GCL did not have a historical basis for determining the volatility and expected life assumptions in the model due to New GCL’s short market trading history, the assumptions used are an average of those used by a select group of telecommunications companies. The assumptions used to calculate stock based compensation are an expected volatility of 70%, weighted average risk free rate of return of 3.25%, expected life of 5 years, attrition rate of 6%, and zero dividend yield.

For the three and six months ended June 30, 2003, the Company accounted for employee stock options using the intrinsic method in accordance with APB No. 25 as amended by SFAS No. 123 and, as a result, did not recognize compensation expense. Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, net loss and loss per share for the Predecessor would have been the following pro forma amounts for the three and six months ended June 30, 2003 restated:

	Predecessor
	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Restated)	(Restated)
	(unaudited)
Loss applicable to common shareholders, as reported	$(27)	$(124)
Stock-based employee compensation expense determined under fair-value-based method	(48)	(96)

Pro forma loss applicable to common shareholders	$(75)	$(220)

Loss per common share, basic and diluted as reported	$(0.03)	$(0.14)

Pro forma	$(0.08)	$(0.24)

Upon consummation of the Company’s Plan of Reorganization on December 9, 2003, all outstanding options with respect of the Predecessor’s common stock were canceled.

Restricted stock units

During the six months ended June 30, 2004, the Company awarded 1,178,175 restricted stock units to employees, officers and members of the Board of Directors under the 2003 Global Crossing Stock Incentive Plan. The restricted stock units vest and convert into common shares of New GCL over a period between one and five years, with higher seniority employees having lengthier vesting periods. Granted but unvested units are forfeited upon termination of employment. The fair value of the restricted stock units on the date of the grant, after reductions for assumed attrition, is amortized to stock compensation expense on a straight-line basis over the vesting period. Compensation expense relating to the restricted stock units was approximately $3 and $4, respectively, included in Successor’s net loss for the three and six months ended June 30, 2004.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

7. OPERATING EXPENSES

Operating expenses consist of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
	(unaudited)		(unaudited)
OPERATING EXPENSES:
Cost of access and maintenance — telecommunications segment:
Cost of access	$450	$499	$929	$1,003
Third party maintenance	24	28	51	57

Total cost of access and maintenance — telecommunications segment	$474	$527	$980	$1,060

Other operating expenses – telecommunications services segment:
Cost of sales	$13	$12	$26	$22
Real estate, network, and operations	89	103	195	203
Sales and marketing	34	31	67	61
Stock-related expenses	8	—	13	—
General and administrative	32	22	62	48
Non-income taxes	7	8	14	17
Bad debt expense	6	13	7	26

Total other operating expenses — telecommunications services segment	$189	$189	$384	$377

Other operating expenses – installation and maintenance segment:
Cost of sales	$29	$33	$61	$75
Other SG&A expenses	7	8	16	18

Total other operating expenses — installation and maintenance segment	$36	$41	$77	$93

Total other operating expenses — consolidated	$225	$230	$461	$470

Depreciation and amortization — telecommunications services segment	$40	$33	$82	$66
Depreciation and amortization — installation and maintenance segment	1	2	3	4

Total depreciation and amortization	$41	$35	$85	$70

Total operating expenses	$740	$792	$1,526	$1,600

Restructuring charges and incentive compensation under employee retention programs for the three and six months ended June 30, 2003 were included in reorganization items, net (See Note 8).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

8. REORGANIZATION ITEMS

Reorganization items are expenses or income that were incurred or realized by the GC Debtors as a result of the reorganization and are disclosed separately in the Company’s condensed consolidated statement of operations as required by SOP 90-7. These items include professional fees, restructuring costs and retention plan costs relating to the reorganization. These expenses and costs were offset by gains on vendor settlements as well as interest earned on cash accumulated as a result of the GC Debtors’ not paying their pre-petition liabilities during the pendency of the bankruptcy cases as well as vendor settlements. Reorganization items for the three and six months ended June 30, 2003 were as follows:

	Predecessor
	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(unaudited)
Professional fees	$(20)	$(42)
Retention plan costs	(6)	(12)
Vendor settlements	24	44
Restructuring costs	(6)	(6)
Interest income, net	3	6

Total reorganization items, net	$(5)	$(10)

Net cash used in reorganization items was $75 for the six months ended June 30, 2003.

9. RESTRUCTURING ACTIVITY

Effective January 1, 2003, the Company adopted SFAS No. 146 for any exit or disposal activities initiated after January 1, 2003. During the first quarter of 2004, the Company adopted a restructuring plan for its telecommunications services segment. The plan primarily relates to combining previously segregated customer support functions for efficiency and realigning these customer support functions from supporting customer retention and maintenance to supporting customer acquisition as a result of the Company’s emergence from bankruptcy and certain other targeted reductions. The plan resulted in the elimination of approximately 100 employees. As a result in the first quarter of 2004, the Company recorded $2 of restructuring charges, recorded in other operating expenses, in the accompanying condensed consolidated statement of operations related to severance and related benefit obligations related to the eliminated employees. During the second quarter of 2004, the Company paid ongoing severance payments and continuing lease obligations committed to in previously announced restructuring plans.

The table below details the activity associated with the restructuring reserve for the six months ended June 30, 2004 (unaudited):

	Employee Separations	Facility Closings	Total
Successor balance at January 1, 2004	$8	$179	$187
Additions	2	—	2
Deductions	(3)	(23)	(26)
Currency impact	—	(4)	(4)

Successor balance at June 30, 2004	$7	$152	$159

In the accompanying condensed consolidated balance sheet as of June 30, 2004, the current and long-term portion of accrued restructuring costs are $43 and $116, respectively. Restructuring costs are recognized in other

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

operating expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2004. The Company recognized $6 of restructuring costs for the six months ended June 30, 2003.

10. COMPREHENSIVE LOSS

The components of comprehensive loss for the three and six months ended June 30, 2004 and 2003 restated are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
	(unaudited)		(unaudited)
Net loss	$(111)	$(27)	$(223)	$(124)
Foreign currency translation adjustment	(1)	(62)	9	(62)

Comprehensive loss	$(112)	$(89)	$(214)	$(186)

Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

11. LOSS PER COMMON SHARE

Basic loss per common share is computed as net loss available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common stockholders includes preferred stock dividends for the three and six months ended June 30, 2004. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss for the three and six months ended June 30, 2004 and 2003 restated, respectively, diluted loss per common share is the same as basic loss per common share, as any potentially dilutive securities would reduce the loss per common share from continuing operations.

The following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
	(unaudited)		(unaudited)
Net loss	$(111)	$(27)	$(223)	$(124)
Preferred stock dividends	(1)	—	(2)	—

Loss from operations applicable to common shareholders	$(112)	$(27)	$(225)	$(124)

Weighted average shares outstanding:
Basic and diluted	22,000,000	909,457,012	22,000,000	909,345,266

Loss from continuing operations applicable to common shareholders
Basic and diluted	$(5.09)	$(0.03)	$(10.23)	$(0.14)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

For the three and six months ended June 30, 2004 potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 2,199,000 stock options, and 1,178,175 shares of restricted stock. In addition, stock options and warrants having an exercise price greater than the average market price of the common shares of 88 million and 95 million, calculated on a weighted average basis, for the three and six months ended June 30, 2003, respectively, were excluded from the computation of diluted loss per share.

12. SEGMENT REPORTING

The Company provides telecommunication services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. The Company serves many of the world’s largest corporations, providing a full range of managed data and voice products and through its GMS subsidiary, the Company also provides cable installation and maintenance services. The Company’s two reportable segments are telecommunications services and installation and maintenance services. Segments are determined based on products and services delivered to groups of customers. The Company’s chief decision maker monitors the revenue streams of the various telecommunications products and geographic locations and telecommunications operations are managed and financial performance is evaluated based on the delivery of multiple, integrated services to customers over a single network

On August 3, 2004, the Company’s Board of Directors approved a plan to divest GMS and on August 13, 2004, the Company, consummated a series of agreements with Bridgehouse Marine Ltd. (“Bridgehouse”) for the sale of GMS and the transfer of the Company’s forty-nine percent shareholding in S.B. Submarine Systems Company Ltd., a joint venture primarily engaged in the subsea cable and installation business in China, to Bridgehouse for consideration up to $15, subject to certain conditions as defined in the agreements. Management of the Company has determined, as of August 3, 2004, GMS has met all required criteria to be disclosed as a discontinued operation under SFAS No. 144. In accordance with SFAS No. 144 GMS will be reflected as a discontinued operation in the period in which it meets the criteria and will be disclosed as such in the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

The information below summarizes certain financial data of the Company by segment:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Revenues:
Commercial	$250	$268	$505	$544
Consumer	4	7	9	15
Carrier:
Service revenue	371	401	774	787
Amortization of prior period IRUs	1	22	2	42

Total carrier	372	423	776	829

Telecommunications services revenue	626	698	1,290	1,388
Installation and maintenance revenue	26	51	56	101
Inter-segment eliminations [1]	(4)	(5)	(8)	(10)

Consolidated revenues	$648	$744	$1,338	$1,479

Selected Financial Information:
Operating income (loss):
Telecommunication services	$(81)	$(56)	$(164)	$(125)
Installation and maintenance services	(11)	8	(24)	4

Consolidated operating loss	$(92)	$(48)	$(188)	$(121)

[1]	Installation and maintenance segment revenue includes revenue for the three and six months ended June 30, 2004 and 2003 related to services performed for the telecommunications services segment. These revenues and the related intercompany profit are eliminated upon consolidation.

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

For the three and six months ended June 30, 2004, the Company’s provision for income taxes was $13 and $27, respectively, of which $10 and $21, respectively, were attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The reversal of the related valuation allowance that existed at the fresh start date, which would have benefited earnings under Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” has instead been recorded as a reduction of intangibles. Once intangibles are reduced to zero, any remaining realization of pre-emergence net deferred tax assets will be recorded as an increase to additional paid in capital. This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

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

The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and allege that during the applicable class period, the Company failed to disclose or misrepresented that the Company had materially understated its accrued cost of access liability by $50 to $80 and that the Company had insufficient internal controls to detect the understatement of costs. Plaintiffs contend that that such misstatement or omissions caused the stock price to decline significantly. Plaintiffs seek compensatory damages as well as other relief.

On June 4, 2004, the Company asked the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) to centralize all of the related cases (and any others that might be filed) in the United States District Court for the District of New Jersey. In September 2004, the Company and two of the plaintiffs jointly requested that the MDL Panel transfer all of the cases to the Southern District of New York before the Hon. Gerald E. Lynch, who previously presided over numerous securities-law class actions and other cases relating to the GC Debtors. Alternatively, if Judge Lynch is unable or unwilling to accept the transfer, the parties have requested that the cases be centralized in the District of New Jersey. A ruling on the transfer motion is expected later this year. After the cases were first filed, the Company notified its insurance broker and carriers of the claims.

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

In August 2003, the OFT extended its investigation in respect of allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine telecommunication cables on their land in the United Kingdom. The Company responded to those allegations on October 10, 2003. In July 2004, the Company received a request for the production of certain information and documentation, to which it responded in August 2004.

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

15. RELATED PARTY TRANSACTIONS

Commercial relationships between the Company and ST Telemedia

During the three and six months ended June 30, 2004, the Company provided approximately $0.4 and $0.8 of telecommunications and cable maintenance services to subsidiaries and affiliates of ST Telemedia. Further, during the three and six months ended June 30, 2004 the Company received approximately $0.2 and $0.4 of co-location services from an affiliate of ST Telemedia.

In May 2004, the Company reached agreement with a subsidiary of ST Telemedia to provide the Company with up to $100 in financing under the Bridge Loan Facility. On June 1, 2004, the Company received the first $40 under the Bridge Loan Facility.

On June 15, 2004, the Company paid $11.3 of interest on the Senior Secured Notes to a subsidiary of ST Telemedia.

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

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our condensed consolidated financial statements and related notes appearing in this report on Form 10-Q for the quarter ended June 30, 2004 and our Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

Risks Related to Liquidity and Financial Resources

•	We incurred substantial operating losses which have continued in 2004, and, in the near term, we will not generate funds from operations sufficient to meet all of our cash requirements.

•	If we are unable to raise substantial financing or improve operating results to achieve positive cash flows in the future, we will be unable to meet our anticipated liquidity requirements which include repayment of our borrowings under the Bridge Loan Facility due December 31, 2004.

•	The covenants in our debt instruments restrict our financial and operational flexibility.

•	Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial restructuring flexibility.

•	Our access to capital is likely to be limited.

Risks Related to our Operations

•	We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

•	Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

•	We may not be able to continue to connect our network to incumbent carriers’ networks or maintain Internet peering arrangements on favorable terms.

•	The loss of our indirect majority interest in Pacific Crossing Ltd. and our resultant dependence on its interim operator to provide services to the Asia/Pacific region could adversely affect our operations and operating results.

•	The Network Security Agreement requires significant operating and capital expenditures. The inadvertent violation of the agreement could have severe consequences.

•	The bankruptcies of potential customers in the Internet and communications-related industries have diminished our sales prospects and may have an adverse effect on our results of operations.

•	It is expensive and difficult to switch new customers to our network, and lack of cooperation of incumbent carriers can slow the new customer connection process.

•	We depend on our key personnel and qualified technical staff and, if we lose their services, our ability to manage the day-to-day aspects of our business and complex network will be weakened. We may not be able to hire and retain qualified personnel, which could adversely affect our operating results.

•	The operation, administration, maintenance and repair of our systems are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design life.

•	The failure of our operations support systems to perform as we expect could impair our ability to retain customers and obtain new customers, or provision their services, or result in increased capital expenditures, which would adversely affect our revenues or capital resources.

•	Intellectual property and proprietary rights of others could prevent us from using necessary technology.

•	Physical space limitations in office buildings and landlord demands for fees or revenue sharing could limit our ability to connect customers to our networks and increase our costs.

•	We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions.

•	We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

Risks Related to Competition and our Industry

•	Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our net loss may suffer due to currency translations.

•	The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

•	Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

•	Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

•	Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

•	Our operations are subject to regulation in the United States and abroad and require us to obtain and maintain a number of governmental licenses and permits. If we fail to comply with those regulatory requirements or obtain and maintain those licenses and permits, we may not be able to conduct our business. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

•	Attempts to limit the basic competitive framework of the Telecom Act could interfere with the successful implementation of our business plan.

•	Potential regulation of Internet service providers could adversely affect our operations.

•	The requirement that we obtain and maintain permits and rights-of-way for our network increases our cost of doing business and could adversely affect our performance and results.

•	We depend on third parties for many functions. If the services of those third parties become unavailable to us, we may not be able to conduct our business.

•	Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

Risks Related to Our New Common Stock

•	A subsidiary of ST Telemedia is our majority stockholder and the voting rights of other stockholders are significantly limited.

•	Future sales of New GCL’s common stock could adversely affect its price and/or our ability to raise capital.

Other Risks

•	Our adoption of “fresh start” accounting and changes due to acquisitions and dispositions make comparisons of our financial position and results of operations with those of prior periods more difficult.

•	We and certain of our current and former officers and directors are involved in various governmental investigations and lawsuits.

For a more detailed description of these risks and additional risk factors, please see Item 1: “Business — Cautionary Factors That May Affect Future Results,” in our Annual Report on Form 10-K/A for the year ended December 31, 2003.

Restatement of Previously Issued Financial Statements

In April 2004, in the course of preparing our condensed consolidated financial statements for the first quarter of 2004, we became concerned with the adequacy of our accrued cost of access liabilities. Upon review, we concluded that the December 31, 2003 cost of access liabilities were understated by $79 million. After substantial review and evolution as to how we should account for the understatement, we have finally concluded, after consultation with the Staff of the Securities and Exchange Commission, that a restatement of 2003 previously reported periods is required. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2003, included in this Quarterly Report on Form 10-Q, include the impact of the restatement related to these periods. For more information regarding the restatement and its impact to all previously issued financial statements see the consolidated financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2003.

Executive Summary

Overview

We are a global provider of telecommunications services to carriers and commercial enterprises around the world. The principal services we offer to our customers include voice, data and conferencing services. We offer these services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. The majority of our telecommunications services revenues and cash flows are generated based on monthly recurring services. Prior to August 13, 2004, through our Global Marine subsidiary we also provided installation and maintenance services for subsea telecommunication’s systems.

Second Quarter 2004 Highlights

Our revenues for both the telecommunications services and installation and maintenance segments decreased in the second quarter of 2004 compared with the second quarter of 2003 as a result of continued pricing reductions for telecommunications services, lower demand for the installation and maintenance of subsea cables systems and reduced revenue from the amortization of prior period IRUs as a result of fresh start accounting on our emergence from bankruptcy on December 9, 2003 (the “Effective Date”). While the volume of telecommunications services sold has increased, as a result of increased sales to new and existing customers, the continued decline in product pricing has resulted in lower overall revenues.

Revenues in the installation and maintenance segment continued to decrease in the second quarter of 2004 as compared with the second quarter of 2003 primarily due to the expiration of a significant maintenance contract on January 1, 2004, which was in effect for all of 2003. In addition, installation revenues were lower due to reduced installation activity and the early termination of two sub-charter agreements.

Our cost of access expense represents the most significant portion of our consolidated operating expenses at 61% and 63% (as restated) of the total during the three months ended June 30, 2004 and 2003, respectively. Our cost of access expense decreased during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Although our sales volume increased, our cost of access charges decreased as a result of cost of access reduction initiatives. These initiatives included shifting suppliers, contract and tariff renegotiations to lower access rates, facility network access optimization, switched network access optimization through direct end office trunking and the continued review of access charges, special promotions and disputes resolution. The result of the improvement in cost of access unit charges was a flat telecommunications services segment gross margin, excluding IRU amortization revenue, even though there were significant decreases in revenue and a improvement in gross margin percentage all despite the significant reductions in pricing for our telecommunications services offerings.

Telecommunications services segment gross margin, excluding IRU amortization revenue, is calculated as follows:

	Successor	% of telecom segment revenues excluding IRU amortization revenue	Predecessor	% of total telecom segment revenues excluding IRU amortization revenue
	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
			(Restated)
	(in millions)		(in millions)
Telecommunications services segment revenue	$626	NA	$698	NA
Revenue from the amortization of prior period IRU’s (“IRU amortization revenue”)	1	NA	22	NA

Telecommunications services segment revenue excluding IRU amortization revenue	625	100%	676	100%
Cost of access	450	72.0%	499	73.8%

Telecommunications services segment gross margin excluding IRU amortization revenue	$175	28.0%	$177	26.2%

We experienced negative cash flow from operations during the second quarter of 2004. At June 30, 2004, we had $139 million of unrestricted cash and cash equivalents, including $53 million related to Global Marine. We expect our available liquidity to continue to decline substantially during the remainder of 2004 due to operating cash flow requirements and estimated payments of $56 million for deferred reorganization costs and $15 million for the final fees and expenses of retained professionals under the bankruptcy case.

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

On October 8, 2004, STT Crossing Ltd. (“STT Crossing”), a subsidiary of ST Telemedia, made a commitment, subject to certain conditions, to increase the availability under the Bridge Loan Facility by $25 million to meet the Company’s anticipated liquidity needs through November, by which time the Company believes that a secured debt financing by GCUK can be completed. In order to facilitate such a secured debt financing, STTC, STT Crossing and STT Hungary have agreed to restructure the Senior Secured Notes and the Bridge Loan Facility. The agreement governing the terms of such restructuring is described below in “– Liquidity and Capital Resources – Financial Condition and State of Liquidity.”

If the Company cannot arrange additional financing by the end of November 2004, ST Telemedia has also indicated to Grant Thornton its non-binding intention, subject to the conditions described below under “- Liquidity and Capital Resources – Financial Condition and State of Liquidity,” to provide up to $155 million of financial support to the Company (which support may come, in part, in the form of a restructuring or refinancing of the Bridge Loan Facility, including by way of providing the additional $25 million commitment) to be used as additional working capital to fund the needs of the Company’s business as required through the first quarter of 2005. The Company can provide no assurances in this regard.

Business Restructuring Plan

On October 8, 2004, our board of directors approved a restructuring plan designed to focus on businesses that are consistent with our overall strategy – to be a premier provider of global data and Internet Protocol (“IP”) services by building on our extensive broadband network and technological capabilities. The restructuring plan involves concentrating our efforts in areas that we anticipate will provide profitable growth opportunities and moving away from a number of unprofitable and non-strategic parts of the business. We will begin to implement the restructuring plan during the fourth quarter of 2004. We have developed the restructuring plan in light of ongoing adverse conditions in the telecommunications industry, in particular the continued pricing pressures for telecommunications services. We believe that the implementation of the restructuring plan will over time reduce our financing requirements, accelerate the date by which our operating cash flow will be sufficient to satisfy our anticipated liquidity requirements and lead to overall profitability for the Company. The restructuring plan has the following three principal elements.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management continually evaluates its judgments, estimates and assumptions, including those related to the critical accounting policies described below based on historical experience and available information. The following are our critical accounting policies that affect significant areas of our financial statements and involve significant judgment, assumptions, uncertainties and estimates. If actual results or events differ materially from those contemplated by management in making these estimates, the impact on our consolidated financial statements could be material. For a full description of our significant accounting policies, see Note 5 “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements in our annual report on Form 10-K/A for the year ended December 31, 2003.

Fresh-Start Accounting and Reporting

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

Cost of Access Accruals

    Background

Our cost of access primarily comprises usage-based voice charges paid to other carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities. Cost of access is our single largest expense, amounting to approximately 72% of telecommunications services segment revenue for the six months ended June 30, 2004, which segment represented approximately 96% of consolidated revenue for the six months ended June 30, 2004.

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

See further discussions in this Item and Note 9, “Restructuring Activity,” to the accompanying condensed consolidated financial statements included in this interim report on Form 10-Q, for information on restructuring activities for the three months ended June 30, 2004.

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

Stock-Based Compensation

On December 9, 2003, Successor adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all stock awards granted or modified on or after the Effective Date. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the award. Once the fair value of a stock award is calculated we estimate the number of stock awards expected to actually vest (total stock awards granted less stock awards reduced by expected employee attrition) to determine total expected stock compensation expense. The total expected stock compensation expense is amortized on a straight-line basis over the stock awards vesting terms; provided that the amount amortized as of a given date may be no less than the portion of the stock award vested as of such date. We use the Black-Scholes option-pricing model to determine the fair value of stock option awards. The Black-Scholes model requires several subjective inputs including expected volatility, expected life of the option and expected dividend yield. As we have restructured our business through the bankruptcy process, we do not have appropriate historical experience (especially towards the volatility input due to our short market trading history) to assist us in determining the inputs and have therefore based our inputs, excluding dividend yield which is based on our expectation, on the average of a select group of our competitors’ assumptions. The assumptions used to calculate the fair value of the options are a 70% expected volatility, a 5-year expected life of the option and 0% dividend yield. The estimated 6% employee attrition has been based on a review of historical attrition, prior to entering into bankruptcy, and current telecommunications market trends. The determination of inputs used in the Black-Scholes option pricing model and expected employee attrition involves significant estimation and assumption.

For a description of our stock-based compensation programs, see Note 6, “Stock-Based Compensation”, to the accompanying condensed consolidated financial statements included in this interim report on Form 10-Q.

COMPARISON OF FINANCIAL RESULTS

The financial information presented in this report comprises the condensed consolidated financial information of (i) Successor for the three and six months ended June 30, 2004; and (ii) Predecessor for the three and six months ended June 30, 2003 restated. The condensed consolidated financial statements of the Predecessor were prepared while the Predecessor was still engaged in chapter 11 proceedings and, accordingly, were prepared in accordance with SOP 90-7. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted had Predecessor not been accounted for as a going concern.

Results of Operations for the Three Months Ended June 30, 2004 and 2003

Revenues. Revenues for the three months ended June 30, 2004 and 2003 reflect the following changes:

	Successor	Predecessor
	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Commercial	$250	$268	$(18)	(7)%
Consumer	4	7	(3)	(43)%
Carrier:
Service revenue	371	401	(30)	(7)%
Amortization of prior period IRUs	1	22	(21)	(95)%

Total carrier	372	423	(51)	(12)%

Total telecommunications services segment revenue	626	698	(72)	(10)%
Total installation and maintenance segment revenue, net of eliminations	22	46	(24)	(52)%

Total revenues	$648	$744	$(96)	(13)%

Commercial revenues. Commercial revenues relates to the provision of voice, data and conferencing services to our customers, other than carriers and consumers

	Successor	Predecessor
	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Voice services revenue	$109	$121	$(12)	(10)%
Data services revenue	120	125	(5)	(4)%
Conferencing services revenue	21	22	(1)	(5)%

Total commercial revenues	$250	$268	$(18)	(7)%

Commercial revenues decreased in the second quarter of 2004 as compared with the second quarter of 2003 as a result of pricing declines in voice, data and conferencing services and customer attrition for certain commercial customer sectors (primarily small business and legacy financial markets customers) during the post-June 30, 2003 bankruptcy period due to concerns about our financial viability. These factors were partially offset by increases in voice, data and conferencing sales volumes. Average annual declines in each of voice and conferencing services have been greater than 10%, respectively. We have also seen significant pricing declines in commoditized data services such as IP access and private line services. The rate of these price declines have slowed from prior trends and pricing for premium products such as IP VPN and Managed Services applications have not declined at a similar rate relative to those products. We have seen particularly intense competitive pressures in the North American markets. Commercial sales volumes increased marginally for voice and data services and approximately 10% for our conferencing services. The increases in sales volumes of conferencing services was, in part, the result of greater collaboration between the conferencing and commercial sales force representatives to target existing commercial customers not yet using Global Crossing’s conferencing services as well the sale of conferencing services to new customers, and the development and market introduction of new products such as iVideo and IP video conferencing. The increases in revenues from volume increases were not large enough to offset the impact from pricing declines. We experienced a slight change in our sales mix towards the higher margin data products (48% of total commercial revenues in the second quarter of 2004 versus 47% in the second quarter of 2003) from the lower margin voice services products. This sales mix change was primarily a result of growth in our global managed services sales, particularly in the United Kingdom, and lower data customer attrition than voice customer attrition during the bankruptcy period, coupled with growth in IP Access and DSL. Conferencing services were static at 8% of total commercial revenues.

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

	Successor	Predecessor
	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Voice services revenue	$321	$349	$(28)	(8)%
Data services revenue	50	52	(2)	(4)%

Total carrier service revenues	$371	$401	$(30)	(7)%

Carrier service revenues decreased in the second quarter of 2004 as compared with the second quarter of 2003 as a result of declines in the average unit prices of voice and data services. The lower unit prices were partially offset by modest increases in sales volume of both voice and data services. Our sales mix between the higher margin data services and lower margin voice services remained constant for both periods at 13% and 87%, respectively, of carrier services revenue.

Voice services revenue decreased as a result of a greater than 15% decrease in average annual unit prices. The decrease in average unit prices is a result of continued competition in both the United States domestic wireline services and international long distance services markets. The voice unit price declines, were partially offset by increases in sales volumes of approximately 10%, as penetration into Wireless, Cable, and ISP/ESP continues to gain traction.

Data services revenue decreased as a result of a decrease in average annual unit prices and reductions in OA&M revenue, partially offset by an increase in sales volume in products such as IP Access to the Cable, ISP/ESP and University Data market segments.

Revenue recognized relating to the amortization of IRUs sold in prior periods decreased in the second quarter of 2004 as compared with the second quarter of 2003 as a result of the adoption of fresh start accounting on the Effective Date. The adoption of fresh start accounting resulted in the elimination of approximately 90% of deferred revenue, to reflect its then fair value, resulting in the lower revenue recognized in the second quarter of 2004.

Installation and maintenance revenues

	Successor	Predecessor
	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Maintenance revenue	$19	$31	$(12)	(39)%
Installation revenue	3	15	(12)	(80)%

Total installation and maintenance revenues, net of eliminations	$22	$46	$(24)	(52)%

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

Operating Expenses. Components of operating expenses for the three months ended June 30, 2004 and 2003 restated were as follows:

	Successor	Predecessor
	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
		(Restated)
	(in millions)
Cost of access and maintenance	$474	$527	$(53)	(10)%
Other operating expenses	225	230	(5)	(2)%
Depreciation and amortization	41	35	6	17%

Total operating expenses	$740	$792	$(52)	(7)%

Cost of access and maintenance. Cost of access and maintenance (“COA&M”) primarily includes the following: (i) usage based voice charges paid to local exchange carriers (“LECs”) and interexchange carriers (“IXCs”) to originate and/or terminate switched voice traffic; (ii) charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; and (iii) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber optic network (“wet maintenance”), cable landing stations and service layer equipment.

	Successor	Predecessor
	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
		(Restated)
	(in millions)
Cost of access	$450	$499	$(49)	(10)%
Maintenance expenses	24	28	(4)	(14)%

Total COA&M	$474	$527	$(53)	(10)%

Cost of access for the three months ended June 30, 2003 includes a $17 million charge resulting from the restatement described earlier in the item under “Restatement of Previously Issued Financial Statements.” Our cost of access expense decreased as a result of cost of access initiatives to negotiate lower cost of access unit prices and eliminate non-revenue usage. These initiatives include: shifting suppliers, contract and tariff renegotiations, facility network access optimization including extending the access network closer to the customer as well as migrating lower trunk speeds to higher speeds, optimization through direct end office trunking and increased review of access charges, special promotions and disputes resolution. Usage based access charges decreased $41 million to $297 million in the three months ended June 30, 2004 from $338 million in the three months ended June 30, 2003. Usage based charges decreased as a result of per unit pricing reductions, partially offset by volume increases. Through our cost of access initiatives, we were able to negotiate pricing reductions to lower overall unit charges for usage-based access and modestly improve our margin for usage-based services. Leased line access charges decreased $8 million to $153 million in the three months ended June 30, 2004 from $161 million in the three months ended June 30, 2003. Our leased line charges are access charges related to our data services sales. Our cost of access initiatives were successful in maintaining an equal decrease in leased line based access charges, as compared with the decrease in data services revenue, which helped to maintain a stable gross margin for leased services.

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

	Successor		Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions)	2004	% of Revenue	2003	% of Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)
Telecommunication Services Segment:
Cost of sales	$13	2.1%	$12	1.6%	$1	8%
Real estate and network operations	89	13.8%	103	13.8%	(14)	(14)%
Sales and marketing	34	5.2%	31	4.2%	3	10%
Bad debt expense	6	0.9%	13	1.7%	(7)	(54)%
Non-income taxes	7	1.1%	8	1.1%	(1)	(13)%
Stock-related expense	8	1.2%	—	—	8	NM
General and administrative	32	4.9%	22	3.0%	10	45%

Total other operating expenses	189	29.2%	189	25.4%	—	—

Installation and Maintenance Segment:
Cost of sales	29	4.4%	33	4.5%	(4)	(12)%
General and administrative	7	1.1%	8	1.0%	(1)	(13)%

Total other operating expenses	36	5.5%	41	5.5%	(5)	(12)%

Consolidated Other Operating Expenses:	$225	34.7%	$230	30.9%	$(5)	(2)%

NM – not meaningful

Telecommunications Services Segment Other Operating Expenses —

The increase in cost of sales was a result of (i) leasing additional equipment to connect our customers to our network to deliver our managed services product as a result of increased managed services sales and (ii) higher cost of sales rates upon renewal of old contracts with vendors for servicing our managed services product.

Real estate and network operations related expenses decreased primarily as a result of (i) reductions in salaries and benefits expenses due to lower network operations headcount as a result of the benefit in 2004 of restructuring activities initiated during 2003, and (ii) lower real estate taxes due to an approximate $8 million real estate tax rebate for a property tax assessment in the United Kingdom received in the second quarter of 2004. These were partially offset by (i) an increase in rental properties throughout 2003, resulting in rent increases on these properties for the full quarter of 2004, (ii) increased facility maintenance costs due to a number of aging facilities, and (iii) increases in employee related costs as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 (although overall employee costs were lower as a result of lower headcount). The total 2004 annual bonus accrual for the second quarter was approximately $2 million. No annual bonus expenses were incurred in 2003.

Sales and marketing expenses increased primarily due to (i) increases in salaries and benefits costs as a result of headcount increases in 2004 and (ii) increases in marketing expenses as a result of new marketing programs to support our strategy of acquiring new customers upon emergence from bankruptcy. In addition, other employee related costs were higher in the three months ended June 30, 2004 from the same period in 2003, as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 for the marketing and salaried sales employees. No annual bonus expenses were incurred in 2003.

Bad debt expense decreased primarily due to improvements in the aging of our accounts receivable through focused collection efforts, enhanced evaluations of customers’ creditworthiness and credit limits and the tightening of our payment terms for our international long distance reseller customers which provided for lower levels of general reserve requirements. Our international long distance seller customers are generally higher financial risk than other customers and the tightening of payment terms with such customers has reduced this risk. In addition, we recorded approximately $2 million in bad debt expenses in the second quarter of 2003 related to a significant carrier customer defaulting on its payments.

Non-income taxes decreased as we have reduced payments for personal property, capital stock, franchise and gross receipts taxes in the three months ended June 30, 2004.

Stock-related expense for the second quarter of 2004 consists of (i) $5 million stock compensation expense related to the December 9, 2003 stock option grant, and (ii) $3 million related to the March 8, 2004 restricted stock grant. See Note 6, “Stock-Based Compensation”, to the accompanying condensed consolidated financial statements included in this interim report on Form 10-Q. There were no stock related expenses incurred during the three months ended June 30, 2003 relating to Predecessor option grants which were accounted for under APB No. 25.

G&A costs increased primarily as a result of (i) increases in employee related costs related to the accrual of an annual bonus expense in 2004 and salary increases effective January 1, 2004, (ii) increases in professional fees expenses primarily related to the investigation and review of our cost of access liability and the planning, documenting and testing of our internal control systems for compliance with Sarbanes-Oxley Act requirements, (iii) an increase in insurance expense as a result of increased premiums upon renewal of our insurance policies, and (iv) recognizing a $3 million reduction in G&A expenses in the second quarter of 2003 related to our deferred gain on the disposal of our former GlobalCenter subsidiary.

Installation and Maintenance Segment Other Operating Expenses —

Cost of sales pertaining to our installation and maintenance segment decreased primarily as a result of reduced installation projects and maintenance contract requirements (resulting in lower third party project costs) and aggressive cost reduction efforts via tighter controls on vessel spending and reduction of repair activity in response to the cyclical downturn in the segment’s market. These aggressive cost reduction efforts commenced in the latter part of 2002 and continued through 2004, and resulted in reduced vessel related costs, manning charges and overhead expenses.

General and administrative costs pertaining to our installation and maintenance segment decreased primarily as a result of staff reductions in connection with Global Marine’s restructuring activities during 2003 which resulted in lower employee costs in the second quarter of 2004 compared with the second quarter of 2003.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. The increase in depreciation and amortization in the second quarter of 2004 compared with the second quarter of 2003 is directly attributable to the revaluation of property and equipment and intangibles, as a result of the fresh start accounting adjustments, on the Effective Date and the impact of depreciating additional capital purchases since the Effective Date.

Other income (expense) statement items. Other significant components of our condensed consolidated statements of operations for the three months ended June 30, 2004 and 2003 include the following:

	Successor	Predecessor
	Three Months Ended June 30, (unaudited)		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Interest expense, net	$(11)	$(8)	$(3)	(38)%
Other income, net	5	36	(31)	(86)%
Reorganizations items, net	—	(5)	(5)	(100)%
Provision for income taxes	(13)	(2)	11	550%

Interest expense, net. Included in interest expense, net is the interest expense related to the $200 million of senior secured notes (the “ Senior Secured Notes”) issued on the Effective Date, the Bridge Loan Facility and capital lease obligations, amortization of deferred finance costs related to the Senior Secured Notes and interest income.

	Successor	Predecessor
	Three Months Ended June 30, (unaudited)		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Interest expense and amortization of deferred finance costs	$(12)	$(8)	$(4)	(50)%
Interest income	1	—	1	NM

Interest expense, net	$(11)	$(8)	$(3)	(38)%

NM – not meaningful

The increase in interest expense and amortization of deferred finance costs is primarily a result of interest expense incurred from the Senior Secured Notes. During the second quarter of 2004 we recorded interest expense, including the amortization of deferred finance fees, related to the Senior Secured Notes of approximately $6 million. We also incurred less than $1 million in interest expense from our June 1, 2004 draw under the Bridge Loan Facility agreement. The increase was partially offset by a approximate $1 million decrease in the interest expense related to the capital lease obligations in the second quarter of 2004 compared with the second quarter of 2003 primarily as a result of a rejection of a significant capital lease agreement under the Bankruptcy Code on February 28, 2003 and amendments of other capital lease agreements. The increase in interest income in the second quarter of 2004 is a result of all interest income earned during the bankruptcy period (which included the entire second quarter of 2003) being reflected in reorganization items, net in accordance with the provisions of bankruptcy reporting pursuant to SOP 90 – 7. We expect our interest expense to increase in the second half of the year as a result of our borrowings under the Bridge Loan Facility.

Other income, net. The decrease in other income, net is primarily a result of changes in the amount of gains or losses resulting from foreign currency impacts on transactions, and gains from the extinguishment of obligations under long-term service agreements. Foreign currency transactions gains decreased $23 million in the second quarter of 2004 to $3 million compared with $26 million in the second quarter of 2003. Further, during the second quarter of 2003 certain of our obligations under long-term prepaid lease agreements for services on our network were terminated either through customer settlement agreements or through bankruptcy proceedings of the customers that purchased services from us. As a result of these terminations, we no longer had any requirement to provide services to these customers and therefore, the remaining deferred revenue of approximately $9 million was recognized in “other income.” During the second quarter of 2004 we did not recognize any gains from the extinguishment of our obligations under long-term service agreements.

Reorganization items, net. We have no reorganization items in the three months ended June 30, 2004 as a result of our emergence from bankruptcy on the Effective Date. During periods prior to the Effective Date, reorganization items represented expenses and income incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the condensed consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items comprise (i) costs related to the employee retention programs, (ii) retained professional fee costs associated with the reorganization, (iii) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy, (iv) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the Bankruptcy Court, and (v) costs incurred in connection with our continued restructuring efforts (see “Restructuring Charges” above for further discussion). The reorganization items consisted of the following:

Predecessor
Three Months Ended June 30, 2003
(unaudited)
Professional fees	$(20)
Retention plan costs	(6)
Vendor settlements	24
Restructuring costs	(6)
Interest income	3

Total reorganization items	$(5)

Provision for income taxes. The increase in the provision for income taxes is primarily attributable to the unique tax accounting that applies under fresh start accounting to deferred tax benefits realized by the Company following its emergence from bankruptcy protection. Fresh start accounting requires the realization of valuation allowances, related to net deferred tax assets that existed on or prior to the Effective Date, to be recorded as a reduction of intangibles until exhausted, and thereafter are reported as additional paid in capital. The $10 million tax provision related to the application of these rules does not result in any cash taxes. In addition, minimum taxes were applicable beginning with the first quarter of 2004 in tax jurisdictions for which we were exempt in 2003 resulting in an increase of $1 million in the second quarter of 2004 as compared with the second quarter of 2003.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Revenues. Revenues for the six months ended June 30, 2004 and 2003 reflect the following changes:

	Successor	Predecessor
	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Commercial	$505	$544	$(39)	(7)%
Consumer	9	15	(6)	(40)%
Carrier:
Service revenue	774	787	(13)	(2)%
Amortization of prior period IRUs	2	42	(40)	(95)%

Total carrier	776	829	(53)	(6)%

Total telecommunications services segment revenue	1,290	1,388	(98)	(7)%
Total installation and maintenance segment revenue, net of eliminations	48	91	(43)	(47)%

Total revenues	$1,338	$1,479	$(141)	(10)%

Commercial revenues. Commercial revenues relates to the provision of voice, data and conferencing services to our customers, other than carriers and consumers

	Successor	Predecessor
	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Voice services revenue	$221	$247	$(26)	(11)%
Data services revenue	243	253	(10)	(4)%
Conferencing services revenue	41	44	(3)	(7)%

Total commercial revenues	$505	$544	$(39)	(7)%

Commercial revenues decreased in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 as a result of pricing declines in voice, data and conferencing services and customer attrition for certain commercial customer sectors (primarily small business and legacy financial markets customers) during the post-June 30, 2003 bankruptcy period due to concerns about our financial viability. These factors were partially offset by increases in voice, data and conferencing sales volumes. Average annual declines in each of voice and conferencing services have been greater than 10%, respectively. We have also seen significant pricing declines in commoditized data services such as IP access and private line services. The rate of these price declines have slowed from prior trends and pricing for premium products such as IP VPN and Managed Services applications have not declined at a similar rate relative to those products. We have seen particularly intense competitive pressures in the North American markets. Commercial sales volumes increased marginally for voice and data services and approximately 10% for conferencing services. The increases in sales volumes of conferencing services was, in part, the result of greater collaboration between the conferencing and commercial sales force representatives to target existing commercial customers not yet using Global Crossing’s conferencing services as well the sale of conferencing services to new customers, and the development and market introduction of new products such as iVideo and IP video conferencing. The increases in revenues from volume increases were not large enough to offset the impact from pricing declines. We experienced a slight change in our sales mix towards the higher margin data products (48% of total commercial revenues in the six months ended June 30, 2004 versus 47% in the six months ended June 30, 2003) from the lower margin voice services products. This sales mix change was primarily a result of growth in our global managed services sales, particularly in the United Kingdom, and lower data customer attrition than voice customer attrition during the bankruptcy period, coupled with growth in IP Access and DSL. Conferencing services was static at 8% of total commercial revenues.

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

	Successor	Predecessor
	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Voice services revenue	$670	$684	$(14)	(2)%
Data services revenue	104	103	1	1%

Total carrier service revenues	$774	$787	$(13)	(2)%

Carrier service revenues decreased in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 as a result of declines in the average unit prices of voice and data services. The lower unit prices, were partially offset by modest increases in sales volume of both voice and data services. Our sales mix between the higher margin data services and lower margin voice services remained constant for both periods at 13% and 87%, respectively, of carrier services revenue.

Voice services revenue decreased as a result of a greater than 15% decrease in average annual unit prices. The decrease in average unit prices is a result of continued competition in both the United States domestic wireline services and international long distance services markets. The voice unit price declines, were partially offset by increases in sales volume of greater than 10% as penetration into Wireless, Cable, and ISP/ESP market continues to gain traction.

Data services revenue increased as a result of an increase in sales volume, partially offset by decreases in average annual unit prices. The majority of the increase in sales volume resulted from an increase in sales of IP services (IP access to the Cable, ISP/ESP, and University data market segments). The increase in sales of IP services was partially offset by average unit pricing declines due to continued competition.

Revenue recognized relating to the amortization of IRUs sold in prior periods decreased in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 as a result of the adoption of fresh start accounting on the Effective Date. The adoption of fresh start accounting resulted in the elimination of approximately 90% of deferred revenue, to reflect its then fair value, resulting in lower revenue recognized in the six months ended June 30, 2004.

Installation and maintenance revenues

	Successor	Predecessor
	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Maintenance revenue	$41	$62	$(21)	(34)%
Installation revenue	7	29	(22)	(76)%

Total installation and maintenance revenues, net of eliminations	$48	$91	$(43)	(47)%

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

Operating Expenses. Components of operating expenses for the six months ended June 30, 2004 and 2003 restated were as follows:

	Successor	Predecessor
	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
		(Restated)
	(in millions)
Cost of access and maintenance	$980	$1,060	$(80)	(8)%
Other operating expenses	461	470	(9)	(2)%
Depreciation and amortization	85	70	15	21%

Total operating expenses	$1,526	$1,600	$(74)	(5)%

Cost of access and maintenance (“COA&M”).

	Successor	Predecessor
	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
		(Restated)
	(in millions)
Cost of access	$929	$1,003	$(74)	(7)%
Maintenance expenses	51	57	(6)	(11)%

Total COA&M	$980	$1,060	$(80)	(8)%

Cost of access for the six months ended June 30, 2003 includes a $42 million charge resulting from the restatement described earlier in the item under “Restatement of Previously Issued Financial Statements. Our cost of access expense decreased as a result of cost of access initiatives to negotiate lower cost of access unit prices and eliminate non-revenue usage. These initiatives include: shifting suppliers, contract and tariff renegotiations, facility network access optimization including extending the access network closer to the customer as well as migrating lower trunk speeds to higher speeds, optimization through direct end office trunking and increased review of access charges, special promotions and disputes resolution. Usage based access charges decreased $55 million to $626 million in the six months ended June 30, 2004 from $681 million in the six months ended June 30, 2003. Usage based charges decreased as a result of per unit pricing reductions, partially offset by volume increases. Through our cost of access initiatives we were able to negotiate pricing reductions to lower the overall unit charges for usage-based access and marginally improve our margin for usage-based services. Leased line access charges decreased $19 million to $303 million in the six months ended June 30, 2004 from $322 million in the six months ended June 30, 2003. Our leased line charges are access charges related to our data services sales. Our cost of access initiatives were successful in maintaining an equal decrease in leased line based access charges, as compared with the decrease in data services revenue, which helped to maintain a stable gross margin for leased services.

Third party maintenance expenses decreased primarily as a result of optimizing vendor arrangements with certain terrestrial and equipment maintenance vendors and the transition of certain third party managed costs into employee-managed maintenance at lower rates (which is included in “other operating expenses” below).

Other operating expenses.

	Successor		Predecessor
	Six Months Ended June 30,		Six Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)
			(in millions)
Telecommunication Services Segment:
Cost of sales	$26	1.9%	$22	1.5%	$4	18%
Real estate and network operations	195	14.6%	203	13.7%	(8)	(4)%
Sales and marketing	67	5.0%	61	4.1%	6	10%
Bad debt expense	7	0.5%	26	1.8%	(19)	(73)%
Non-income taxes	14	1.1%	17	1.1%	(3)	(18)%
Stock-related expense	13	1.0%	—	—	13	NM
General and administrative	62	4.6%	48	3.3%	14	29%

Total other operating expenses	384	28.7%	377	25.5%	7	2%

Installation and Maintenance Segment:
Cost of sales	61	4.5%	75	5.1%	(14)	(19)%
General and administrative	16	1.3%	18	1.2%	(2)	(11)%

Total other operating expenses	77	5.7%	93	6.3%	(16)	(17)%

Consolidated Other Operating Expenses:	$461	34.5%	$470	31.8%	$(9)	(2)%

NM – not meaningful

Telecommunications Services Segment Other Operating Expenses —

The increase in cost of sales was a result of (i) leasing additional equipment to connect our customers to our network to deliver our managed services product as a result of increased managed services sales and (ii) higher cost of sales rates upon renewal of old contracts with vendors for servicing our managed services product.

Real estate and network operations related expenses decreased primarily as a result of (i) reductions in salaries and benefits expenses due to lower network operations headcount as a result of the benefit in 2004 of restructuring activities initiated during 2003, and (ii) lower real estate taxes due to an approximate $8 million real estate tax rebate for a property tax assessment in the United Kingdom received in the six months ended June 30, 2004. These items were partially offset by (i) an increase in rental properties throughout 2003, resulting in rent increases on these properties for all of 2004, (ii) increased facility maintenance costs due to a number of aging facilities, and (iii) increases in employee related costs as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 (although overall employee costs were lower as a result of lower headcount). The total 2004 annual bonus accrual for the six months ended June 30, 2004 was approximately $4 million. No annual bonus expenses were incurred in 2003.

Sales and marketing expenses increased primarily due to (i) increases in salaries and benefits costs as a result of headcount increases in 2004, and (ii) increases in marketing expenses as a result of new marketing programs to support our strategy of acquiring new customers upon emergence from bankruptcy. In addition, other employee related costs were higher in the three months ended June 30, 2004 from the same period in 2003, as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 for the marketing and salaried sales employees. No annual bonus expenses were incurred in 2003.

Bad debt expense decreased primarily due to (i) improvements in the aging of our accounts receivable through focused collection efforts, enhanced evaluations of customers’ creditworthiness and credit limits and the tightening of our payment terms for our international long distance reseller customers which provided for lower levels of general reserve requirements. Our international long distance seller customers are generally higher financial risk than other customers and the tightening of payment terms with such customers has reduced this risk, (ii) an approximate $2 million recovery in the six months ended June 30, 2004 from a significant carrier customer for previously reserved balances, and (iii) we recorded approximately $7 million in bad debt expenses during the six months ended June 30, 2003 related to two significant carrier customer defaulting on their payments.

Non-income taxes decreased as we have reduced payments for personal property, capital stock, franchise and gross receipts in the six months ended June 30, 2004.

Stock-related expense for the six months ended June 30, 2004 consists of (i) $9 million stock compensation expense related to the December 9, 2003 stock option grant, and (ii) $4 million related to the March 8, 2004 restricted stock grant. See Note 6, “Stock-Based Compensation”, to the accompanying condensed consolidated financial statements included in this interim report on Form 10-Q. There were no stock related expenses incurred during the six months ended June 30, 2003 relating to Predecessor option grants which were accounted for under APB No. 25.

G&A costs increased as a result of (i) incurring $2 million of restructuring costs in the six months ended June 30, 2004 which are included in “other operating expenses” while restructuring costs incurred during the bankruptcy period were included as reorganization items (see “Reorganization Items, Net” below), (ii) increases in professional fees expenses primarily related to the investigation and review of our cost of access liability and the planning, documenting, and testing of our internal control systems for compliance with Sarbanes-Oxley Act requirements, (iii) an increase in insurance expense as a result of increased premiums upon renewal of our insurance policy, (iv) an increase of approximately $1 million in corporate advertising in the six months ended June 30, 2004 related to our emergence from bankruptcy on the Effective Date, and (v) recognizing a $6 million reduction in G&A expenses in the six months ended June 30, 2003 related to our deferred gain on the disposal of our former GlobalCenter subsidiary. The increase related to the items above were partially offset by decreases in communications costs as a result of programs to reduce our mobile and long distance charges by converting to VOIP technology and other cost saving initiatives.

Installation and Maintenance Segment Other Operating Expenses —

Cost of sales pertaining to our installation and maintenance segment decreased primarily as a result of reduced installation projects and maintenance contract requirements (resulting in lower third party project costs) and aggressive cost reduction efforts via tighter controls on vessel spending and reduction of repair activity in response to the cyclical downturn in the segment’s market. These aggressive cost reduction efforts commenced in the latter part of 2002 and continued through 2004, and resulted in significantly reduced vessel related costs, manning charges and overhead expenses.

General and administrative costs pertaining to our installation and maintenance segment decreased as a result of staff reductions in connection with Global Marine’s restructuring activities during 2003 which resulted in lower employee costs during the six months ended June 30, 2004 compared with the six months ended June 30, 2003.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. The increase in depreciation and amortization in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 is directly attributable to the revaluation of property and equipment and intangibles, as a result of the fresh start accounting adjustments, on the Effective Date and the impact of depreciating additional capital purchases since the Effective Date.

Other income statement items. Other significant components of our condensed consolidated statements of operations for the six months ended June 30, 2004 and 2003 include the following:

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Six Months Ended June 30, (unaudited)
	2004	2003
	(in millions)
Interest expense, net	$(20)	$(15)	$(5)	(33)%
Other income, net	12	25	(13)	(52)%
Reorganizations items, net	—	(10)	10	100%
Provision for income taxes	(27)	(3)	24	(800)%

Interest expense, net. Included in interest expense, net is the interest expense related to the Senior Secured Notes issued on the Effective Date, the Bridge Loan Facility and capital lease obligations, amortization of deferred finance costs related to the Senior Secured Notes and interest income.

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Six Months Ended June 30, (unaudited)
	2004	2003
	(in millions)
Interest expense and amortization of deferred finance costs	$(25)	$(15)	$(10)	(66)%
Interest income	5	—	5	NM

Interest expense, net	$(20)	$(15)	$(5)	(33)%

NM – not meaningful

The increase in interest expense and amortization of deferred finance costs is as a result of interest expense incurred from the Senior Secured Notes. During the six months ended June 30, 2004 we recorded interest expense, including the amortization of deferred finance fees, related to the New Senior Secured Notes of approximately $12 million. We also incurred less than $1 million in interest expense from our June 1, 2004 draw under the Bridge Loan Facility agreement. The increase was partially offset by a approximate $2 million decrease in the interest expense related to the capital lease obligations for the six months ended June 30, 2004 compared with the six months ended June 30, 2003 primarily as a result of a rejection of a significant capital lease agreement under the Bankruptcy Code on February 28, 2003 and amendments of other capital lease agreements. The increase in interest income for the six months ended June 30, 2004 is a result of all interest income earned during the bankruptcy period (the entire first six months of 2003) being reflected in reorganization items, net in accordance with the provisions of bankruptcy reporting pursuant to SOP 90 – 7. We expect our interest expense to increase in the second half of the year as a result of our borrowings under the Bridge Loan Facility.

Other income, net. The decrease in other income, net is primarily a result of changes in the amount of gains or losses resulting from foreign currency impacts on transactions, gains from the extinguishment of obligations under long-term service agreements and a gain recorded for recovery of legal fees under our Directors and Officers insurance policy. Foreign currency transaction gains decreased $14 million in the six months ended June 30, 2004 to a $2 million transaction loss compared with $12 million transaction gains in the six months ended June 30, 2003. Further, during the six months ended June 30, 2003 certain of our obligations under long-term prepaid lease agreements for services on our network were terminated either through customer settlement agreements or through bankruptcy proceedings of the customers that purchased services from us. As a result of these terminations, we no longer had any requirement to provide services to these customers and therefore, the remaining deferred revenue of approximately $9 million was recognized in “other income.” During the six months ended June 30, 2004 we did not recognize any gains from the extinguishment of our obligations under long-term service agreements. During the six months ended June 30, 2004 we recorded a $8 million gain from a recovery of legal fees incurred for class action lawsuits under our Directors and Officers insurance policy.

Reorganization items, net. We have no reorganization items in the six months ended June 30, 2004 as a result of our emergence from bankruptcy on the Effective Date. During periods prior to the Effective Date, reorganization items represented expenses and incomes incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the condensed consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items comprise (i) costs related to the employee retention programs, (ii) retained professional fee costs associated with the reorganization, (iii) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy, (iv) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the Bankruptcy Court, and (v) costs incurred in connection with our continued restructuring efforts (see “Restructuring Charges” above for further discussion). The reorganization items consisted of the following:

Predecessor
Six Months Ended June 30, 2003
(unaudited)
Professional fees	$(42)
Retention plan costs	(12)
Vendor settlements	44
Restructuring costs	(6)
Interest income	6

Total reorganization items	$(10)

Provision for income taxes. The increase in the provision for income taxes is primarily attributable to the unique tax accounting that applies under fresh start accounting to deferred tax benefits realized by us following our emergence from bankruptcy protection. Fresh start accounting requires the realization of valuation allowances, related to net deferred tax assets that existed on or prior to the Effective Date, to be recorded as a reduction of intangibles until exhausted, and thereafter are reported as additional paid in capital. The $21 million tax provision related to the application of these rules does not result in any cash taxes. In addition, minimum taxes were applicable beginning with the first quarter of 2004 in tax jurisdictions for which we were exempt in 2003 resulting in an increase of $2 million in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003. Other changes in the provision for income taxes are not significant.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At June 30, 2004, our available liquidity consisted of $139 million of unrestricted cash and cash equivalents, including $53 million related to Global Marine. Upon consummation of the sale of Global Marine to Bridgehouse Marine Ltd. (“Bridgehouse”) on August 13, 2004, all cash held by Global Marine ceased to constitute part of our consolidated assets. At June 30, 2004, we also held $31 million ($17 million of which is included in long-term other assets) in restricted cash. This restricted cash represents collateral relating to certain letters of credit, guarantees, performance bonds and deposits and net cash proceeds from asset sales as defined in the indenture for the Senior Secured Notes. In June 2004, we received approximately $11 million from a sale of the marketable security, which is included in restricted cash as a component of other assets as at June 30, 2004. On July 16, 2004, we received notification from STT Hungary Liquid Management Limited Liability Company (“STT Hungary”), a subsidiary of ST Telemedia that the restriction on the use of the proceeds from the sale of the marketable security had been removed.

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

As of the date of the filing of this quarterly report on Form 10-Q, we expect the Company will need to obtain up to $40 million in additional financing to fund our anticipated liquidity requirements through the end of 2004. We will also need to refinance the Bridge Loan Facility at its maturity on December 31, 2004. Moreover, based on our current projections, we will need to raise substantial additional financing to meet our anticipated liquidity needs beyond 2004. If we are unable to raise substantial financing or improve our operating results to achieve positive operating cash flows in the future, we will be unable to meet our anticipated liquidity requirements. We can provide no assurances in this regard.

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

On February 27, 2004, we retained Citigroup Global Markets Inc. as our financial advisor to assist in exploring strategic alternatives regarding Global Marine, including the potential sale of that business. On August 3, 2004, New GCL’s Board of Directors approved a plan to divest Global Marine and on August 13, 2004, we consummated a series of agreements with Bridgehouse for the sale of Global Marine and the transfer of our forty-nine percent shareholding in S.B. Submarine Systems Company Ltd., a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Global Marine for consideration up to $15 million, subject to certain conditions as defined in the agreements. As a result of these transactions, Bridgehouse has assumed all of Global Marine’s capital and operating lease commitments and the Company is no longer subject to cross-defaults that could have been triggered under the indenture for the Senior Secured Notes and the Bridge Loan Facility as a result of the pending defaults by Global Marine under such lease commitments.

Under the indenture for the New Senior Secured Notes, in the event of a sale of Global Marine, any net proceeds received by us, after settlement of liabilities and deal costs, were required to be used to repay the Senior Secured Notes. However, we received a waiver of this requirement from STT Hungary. During 2004, we received certain waivers from STT Hungary of the restrictions in the indenture for the Senior Secured Notes that would otherwise have limited our ability to transfer funds from GCUK to other subsidiaries. We also received certain waivers from STT Hungary of the potential default under the Senior Secured Notes (and under the Bridge Loan Facility through the operation of cross-default provisions) that otherwise would have arisen as a result of our failure to provide STT Hungary with quarterly financial information in respect of the first and second quarters of 2004 by the dates required under the indenture for the Senior Secured Notes.

Cash Management Impacts and Working Capital

Condensed Consolidated Statements of Cash Flows

	Successor	Predecessor	$ Increase (Decrease)
	Six Months Ended June 30,
	2004	2003
		(Restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(223)	$(124)	$(99)
Reorganization items	—	10	(10)
Deferred reorganization costs	(58)	—	(58)
Depreciation, amortization, stock compensation, bad debt expense and non-cash income tax provision	126	96	30
Amortization revenue of prior period IRU’s	(2)	(42)	40
Non cash other income	—	(9)	9
Cash used in reorganization items	—	(75)	75

Other changes in operating assets and liabilities	17	37	(20)

Cash flows used in operating activities	(140)	(107)	(33)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(53)	(83)	30
Change in restricted cash and cash equivalents	(10)	(4)	(6)
Proceeds from sale of equity interest in holding companies	4	—	4
Proceeds from asset sales	13	9	4

Cash flows used in investing activities	(46)	(78)	32

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from short-term borrowings	40	—	40
Repayment of capital lease obligations	(8)	(12)	4

Cash flows provided by (used in) financing activities	32	(12)	44

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	3	—	3

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(151)	$(197)	$46

Our working capital decreased $249 million to a negative working capital of $397 million at June 30, 2004 compared to a negative working capital of $148 million at December 31, 2003. The decrease in working capital is primarily due to (i) over $100 million of operating cash flow losses, (ii) reclassification of approximately $25 million of long term capital lease obligations to current as a result of Global Marine’s default of certain covenants, (iii) approximately $53 million of cash paid for capital expenditures and (iv) the payment of approximately $58 million of deferred reorganization liabilities during the six month period.

Cash Flow Activity for the six months ended June 30, 2004

Cash and cash equivalents decreased $151 million in the six months ended June 30, 2004 to $139 million from $290 million at December 31, 2003. Our unrestricted cash decreased as a result of continued operating cash flow losses, capital expenditures, payments made related to deferred reorganization costs, restructuring costs, and final fees and expenses paid to professionals retained in the bankruptcy proceedings. The decrease in cash is partially offset by the collection of receipts related to prepaid service/IRU agreements, miscellaneous receipts from VAT refunds, interest on deposits, proceeds from the sale of our equity interest in two holding companies and marketable securities, property tax rebates and other receipts and financing received under the Bridge Loan Facility.

During the six months ended June 30, 2004, we collected approximately $1.390 billion of cash receipts from sales of services. We also collected approximately $39 million under prepaid service/IRU agreements, of which $38 million related to a prepaid service/IRU from one customer, which represented the final installment due under a settlement agreement entered into during 2003. Operating expense disbursements, including $20 million related to retention plan payments, were approximately $1.535 billion in the six months ended June 30, 2004.

Cash paid for capital expenditures and the repayment of capital lease obligations were approximately $53 million and $8 million, respectively. Payments related to deferred reorganization costs, restructuring costs and fees for professionals retained in the bankruptcy proceedings were approximately $84 million. Miscellaneous receipts collected in the six months ended 2004 were approximately $77 million which included approximately $26 million related to VAT and directors and officers insurance policy refunds, $20 million related to property tax rebates, $12 million related to proceeds from the sale of marketable securities, $4 million related to proceeds from the sale of our equity interests in holding companies and other miscellaneous receipts. We received $40 million in financing under the Bridge Loan Facility during the six months ended June 30, 2004.

As previously discussed herein, we anticipate we will need to obtain up to $140 million in additional financing to fund operations through January 1, 2005 and refinance the Bridge Loan Facility at its maturity on December 31, 2004.

Cash Flows from Operating Activities—

Cash flows used by operations increased $33 million for the six months ended 2004 as compared with the same period in 2003. The increase in cash used by operations is primarily as a result of greater operating losses incurred in the six months ended June 30, 2004 as compared with the same period in 2003. The increase in operating losses is predominantly as a result of decreases in revenue from pricing pressures, customer attrition, tightening of our pricing and payment terms for lower margin products and decreases in installation and maintenance services. This increase was partially offset by a decrease in lower reorganization payments as a result of our emergence from bankruptcy protection on the Effective Date. Reorganization payments, including deferred reorganization costs, decreased $17 million for the six months ended June 30, 2004 to $58 million as compared with $75 million in the first quarter of 2003. The decrease in reorganization related payments is due to a decrease in professional fees, retention and restructuring payments partially offset by payments related to deferred reorganization costs payable after the Effective Date to certain access providers and other claimants. The decrease in cash provided by changes in operating assets and liabilities is primarily due to an increase in access vendor payments in 2004. Changes in operating assets and liabilities are subject to significant variability from quarter to quarter depending on the timing of operating cash receipts and payments.

A further direct cash flow analysis of the six months ended June 30, 2004 working capital performance reveals total consolidated cash collections during the six months ended June 30, 2004 were approximately $1.390 billion, including approximately $1.322 billion from the telecommunications services segment and $68 million from the installation and maintenance segment. The telecommunications services segment receipts just mentioned do not include approximately $39 million under prepaid service/IRU agreements, of which $38 million related to a prepaid service/IRU from one customer, which represented the final installment due under a settlement agreement entered into during 2003.

Cash disbursements on a consolidated basis during the six months ended June 30, 2004 were approximately $1.535 billion, including approximately $1.444 billion for the telecommunications services segment and $91 million for the installation and maintenance segment. Cash disbursements for cost of access were approximately $947 million for the six months ended June 30, 2004. Other operating cash disbursements for the telecommunications services segment (including cost of sales, real estate, payroll, third party maintenance, general and administrative costs and the final retention plan payment related to 2003) for the six months ended June 30, 2004 were approximately $497 million. Operating cash disbursements for the installation and maintenance services segment include cost of sales (vessel related costs), payroll and other general and administrative expenses.

Cash Flows from Investing Activities—

Capital expenditures declined $30 million during the six months ended June 30, 2004 compared with the same period of 2003. Capital expenditures were greater in the first six months of 2003 primarily as a result of payments made by our foreign subsidiaries who were not protected from local vendors under the bankruptcy laws of the United States, for capital projects completed prior to the bankruptcy filing in January 2002. In addition, GCUK paid approximately $15 million in capital expenditures in the first six months of 2003 on two projects that did not occur in the first quarter of 2004. Capital expenditures during the six months ended June 30, 2004 primarily related to network and information technology expenditures.

The network expenditures primarily consist of capital spending to meet our anticipated network needs to acquire and/or expand existing customer service requirements. These expenditures include significant amounts to convert several of our points of presences from time division multiplexing technology to voice over internet protocol technology. The information technology expenditures consist of development projects to enhance and automate our ‘sales order to cash’ process as well as improve and expand our suite of internet protocol products being offered and refresh our personal computer and server inventory. Proceeds from asset sales increased primarily as a result of a sale of a marketable security for approximately $11 million. The funds received from this investment sale are restricted under the indenture for the New Senior Secured Notes at June 30, 2004. On July 16, 2004, we received notification from ST Telemedia that the restriction on the use of the proceeds from the sale of the marketable security has been removed. The change in restricted funds during the six months ended June 30, 2004 includes the $11 million of marketable security proceeds reduced by approximately a $1 million release of restricted cash used for security deposits. The proceeds from asset sales for the six months ended June 30, 2003 relate to sales of marketable securities and vessels in the installation and maintenance segment as Global Marine continued to reduce its cost structure. During the six months ended June 30, 2004 we received $4 million in proceeds related to the sale of our equity interest in two dormant holding companies.

Cash Flows from Financing Activities—

Cash flows from financing activities for the six months ended June 30, 2004 increased $44 million compared with the six months ended June 30, 2003 primarily as a result of the receipt of $40 million of short-term debt borrowings under the Bridge Loan Facility. The remaining activity is related to the repayment of capital lease obligations. The majority of the capital lease payments relate to GCUK’s network and Global Marine’s fleet of vessels.

Contractual Cash Commitments

During the six months ended June 30, 2004 we entered into the following significant purchase commitments: (i) an agreement with one of our access providers to purchase at least $5 million of services in 2004 and a total of $70 million over the next five years; (ii) an agreement with a network equipment vendor to purchase approximately $5 million of equipment to support our managed services product in 2004 and a total of approximately $41 million over the next five years; and (iii) two agreements with our maintenance service providers to purchase approximately $6 million of services in 2004 and a total of approximately $65 million over the next five years.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our revenue in our carrier sales channel is generated from services to other carriers in the telecommunications industry. For the three and six months ended June 30, 2004, our revenues from the carrier sales channel represented approximately 57% and 58%, respectively, of our consolidated revenues.

Off-balance sheet arrangements

There have been no material changes in our off-balance sheet arrangements during the six months ended June 30, 2004.

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

On May 3, 2004, we announced that the Audit Committee had retained Deloitte & Touche to conduct an independent investigation of the facts and circumstances surrounding the understatement of the cost of access liabilities and expenses and the causes that may have given rise thereto, including, if relevant, associated internal control issues and issues of management integrity. Deloitte & Touche’s investigation included reading more than 90,000 e-mails and numerous other documents and interviewing 26 employees. On June 21, 2004, we announced that Deloitte & Touche had completed its investigation and that the investigative procedures it performed did not reveal any management integrity issues related to the cost of access liabilities and expenses, or any knowledge by management of an understatement of our accrued cost of access liabilities related to the year-end 2003 financial statements until after the date of the Original 10-K Filing. Based upon the investigative procedures it performed, Deloitte & Touche observed that the Company had in place detailed processes and procedures for its cost of access accounting, but that control issues existed with respect to the Company’s cost of access accounting in North America. The processes and procedures relating to cost of access accounting are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Cost of Access Accruals.”

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

In connection with the preparation of our 2003 annual report on Form 10-K/A, management, with the participation of our chief executive officer and chief financial officer, reevaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Exchange Act. As part of such reevaluation, management considered the cost of access internal control issues identified in Deloitte & Touche’s independent investigation and in management’s own internal review. Based upon management’s reevaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2003.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Exchange Act. As part of such evaluation, management considered the cost of access internal control issues identified in Deloitte & Touche’s independent investigation and in management’s own internal review. Management also considered those remediation measures identified above that were implemented prior to June 30, 2004, including the monthly rebuilding of the cost of access accrual on a 90 day lag basis using aggregate vendor invoices and cash payments. These changes in our internal control over financial reporting, which occurred during the second quarter of 2004, have materially affected our internal control over financial reporting. Based upon management’s evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were designed to provide reasonable assurance of meeting their objectives and were effective at a reasonable assurance level as of June 30, 2004.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 “Contingencies” to the accompanying condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits filed as part of this report are listed below.

4.1	Credit Agreement, dated as of May 18, 2004 (the “Bridge Loan Facility”), among Global Crossing (UK) Telecommunications Limited, the other Loan Parties party thereto, and STT Communications Ltd. (incorporated by reference to Exhibit 99.2 to Global Crossing Limited’s current report on Form 8-K filed on May 19, 2004).

4.2	Amendment, dated October 8, 2004, to the Bridge Loan Facility.

4.3	Restructuring Agreement dated as of October 8, 2004, among Global Crossing Limited, Global Crossing Holdings Limited, Global Crossing North American Holdings, Inc., Global Crossing (UK) Telecommunications Limited, STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, GCL filed the following current report(s) on Form 8-K:

1.	Current report on Form 8-K dated April 1, 2004 (date of the earliest event reported), filed on April 2, 2004 for the purpose of reporting under Item 4, to engage Ernst & Young LLP and to dismiss Grant Thornton LLP as the Company’s independent auditor for the year ending December 31, 2004.

2.	Amendment Number 1 to current report on Form 8-K dated April 1, 2004 (date of the earliest event reported), filed on April 7, 2004 for the purpose of reporting under Items 4 and 7, to engage Ernst & Young LLP and to dismiss Grant Thornton LLP as the Company’s independent auditor for the year ending December 31, 2004.

3.	Amendment Number 2 to current report on Form 8-K dated April 1, 2004 (date of the earliest event reported), filed on April 16, 2004 for the purpose of reporting under Items 4 and 7, to engage Ernst & Young LLP and to dismiss Grant Thornton LLP as the Company’s independent auditor for the year ending December 31, 2004.

4.	Current report on Form 8-K dated April 27, 2004 (date of the earliest event reported), filed on April 27, 2004 for the purpose of reporting under Items 5 and 7, to announce the review of the cost of access liability for previously reported financial statements for the years ended December 31, 2003 and 2002, including respective interim periods for an expected restatement of these financial statements.

5.	Current report on Form 8-K dated April 28, 2004 (date of the earliest event reported), filed on April 29, 2004 for the purpose of reporting under Item 5, to report Grant Thornton LLP’s withdraw of their previously issued audit reports on the Company’s consolidated financial statements for the periods dated March 8, 2004, December 23, 2003 and September 10, 2003 (except as it relates to Notes 1, 2, 13 – New Senior Secured Notes, 27 and 32, as to which the date is December 4, 2003).

6.

Current report on Form 8-K dated April 29, 2004 (date of the earliest event reported), filed on May 4, 2004 for the purpose of reporting under Items 5 and 7, to report the appointment of Deloitte & Touche

LLP to conduct an independent review of the Company’s cost of access liability and expense and related internal control environment and notification of the receipt of a Nasdaq Staff Determination that the Company’s common stock is not in compliance with filing requirements for continued listing on The Nasdaq National Market.

7.	Current report on Form 8-K dated May 19, 2004 (date of the earliest event reported), filed on May 19, 2004 for the purpose of reporting under Items 5 and 7, the issuance of a press release announcing the Company has entered into a credit agreement with an affiliate of ST Telemedia.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on October 8, 2004 by the undersigned thereunto duly authorized.

Global Crossing Limited

By:	/S/ DANIEL O’BRIEN
Daniel O’Brien Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)