Form 10-Q
period 2004-09-30
GLOBAL CROSSING LTD
filed 2004-11-15
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the Registrant’s Common Stock, $0.01, per share par value, outstanding as of November 1, 2004 was 22,000,000 shares.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets for Successor as of September 30, 2004 and December 31, 2003 as restated.	3

	Condensed Consolidated Statements of Operations for Successor for the three and nine months ended September 30, 2004 and Predecessor for the three and nine months ended September 30, 2003 as restated.	4

	Condensed Consolidated Statements of Cash Flows for Successor for the nine months ended September 30, 2004 and Predecessor for the nine months ended September 30, 2003 as restated.	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58

Item 4.	Controls and Procedures	58

PART II.	OTHER INFORMATION	62

Item 1.	Legal Proceedings.	62

Item 6.	Exhibits and Reports on Form 8-K	62

PART I. Financial Information

Item 1. Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	Successor
	September 30, 2004	December 31, 2003
	(unaudited)	(Restated)
ASSETS:
Current assets:
Cash and cash equivalents	$88	$216
Restricted cash and cash equivalents	5	12
Accounts receivable, net of allowances of $111 and $125	313	402
Other current assets and prepaid costs	98	145
Current assets of discontinued operations	—	117

Total current assets	504	892
Property and equipment, net	1,059	1,133
Intangible assets, net	63	110
Other assets.	54	44
Non current assets of discontinued operations	2	69

Total assets	$1,682	$2,248

LIABILITIES:
Current liabilities:
Short-term borrowings with controlling shareholder	$80	$—
Accounts payable	144	128
Accrued cost of access	224	229
Accrued restructuring costs	41	31
Deferred revenue—current portion	88	78
Deferred reorganization costs—current portion	51	128
Other current liabilities	346	386
Current liabilities of discontinued operations	—	60

Total current liabilities	974	1,040
Debt with controlling shareholder	200	200
Obligations under capital leases	92	84
Deferred revenue.	134	148
Accrued restructuring costs	111	155
Deferred reorganization costs	31	42
Other deferred liabilities	46	36
Non current liabilities of discontinued operations	—	150

Total liabilities	1,588	1,855

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, 45,000,000 shares authorized, par value $0.10 per share, 18,000,000 shares issued and outstanding with controlling shareholder as of September 30 2004 and December 31, 2003	2	2
Common stock, 55,000,000 shares authorized, par value $0.01 per share, 22,000,000 (6,600,000 with the controlling shareholder) shares issued and outstanding as of September 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	423	406
Accumulated other comprehensive income (loss)	4	(4)
Accumulated deficit	(335)	(11)

	94	393

Total liabilities and shareholders’ equity	$1,682	$2,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in millions, except share and per share information)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
REVENUES	$617	$696	$1,907	$2,084
OPERATING EXPENSES:
Cost of access and maintenance	463	524	1,450	1,594
Other operating expenses	194	186	579	563
Depreciation and amortization	45	34	127	100

	702	744	2,156	2,257

OPERATING LOSS	(85)	(48)	(249)	(173)
OTHER INCOME (EXPENSE):
Interest expense, net	(13)	(4)	(28)	(12)
Other income (expense), net	2	(3)	7	21

LOSS BEFORE REORGANIZATION ITEMS, NET AND INCOME TAXES	(96)	(55)	(270)	(164)
Reorganization items, net	—	(30)	—	(36)
Gain on preconfirmation contingencies	5	—	5	—

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(91)	(85)	(265)	(200)
Provision for income taxes	(6)	(1)	(33)	(4)

LOSS FROM CONTINUING OPERATIONS	(97)	(86)	(298)	(204)
Discontinued operations, net of income tax	(4)	6	(26)	—

NET LOSS	(101)	(80)	(324)	(204)
Preferred stock dividends	(1)	—	(3)	—

LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(102)	$(80)	(327)	$(204)

LOSS PER COMMON SHARE, basic and diluted:
Loss from continuing operating applicable to common shareholders	$(4.46)	$(0.09)	$(13.68)	$(0.22)

Income (loss) from discontinued operations, net	$(0.18)	$—	$(1.18)	$—

Loss applicable to common shareholders	$(4.64)	$(0.09)	$(14.86)	$(0.22)

Shares used in computing basic and diluted loss per share	22,000,000	909,457,012	22,000,000	909,345,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2004	2003
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(324)	$(204)
Adjustments to reconcile net loss to net cash used in continuing operations:
Loss from discontinued operations	26	—
Depreciation and amortization	127	100
Amortization of prior period IRUs	(3)	(63)
Stock related expenses	20	—
Non cash income tax provision	24	—
Reorganization items, net	—	36
Deferred reorganization costs	(84)	—
Gain on preconfirmation contingencies	(5)	—
Bad debt expense	14	38
Non cash other income	—	(12)
Other	2	5
Changes in operating assets and liabilities	69	128

Net cash (used in) provided by continuing operations	(134)	28
Net cash used in discontinued operations	(12)	(15)
Net cash used in reorganization items	—	(112)

Net cash used in operating activities	(146)	(99)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(75)	(118)
Proceeds from sale of property and equipment	—	1
Proceeds from sale of discontinued operations	1	—
Change in restricted cash and cash equivalents	—	(3)
Proceeds from sale of marketable securities	19	2
Proceeds from sale of equity interest in holding companies	4	—

Net cash used in investing activities	(51)	(118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings with controlling shareholder	80	—
Repayment of capital lease obligations	(10)	(9)
Other	(2)	—

Net cash provided by (used in) financing activities	68	(9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1	6

NET DECREASE IN CASH AND CASH EQUIVALENTS	(128)	(220)
CASH AND CASH EQUIVALENTS, beginning of period	216	367

CASH AND CASH EQUIVALENTS, end of period	$88	$147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for income taxes, net	$2	$(33)

Cash paid for interest[1]	$20	$6

[1]	No interest has been capitalized since December 31, 2001.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of sites, square footage, employees, share and per share information)

1. BACKGROUND AND ORGANIZATION

Global Crossing Limited (formerly GC Acquisition Ltd.), a company organized under the laws of Bermuda in 2002 (“New GCL”), became the successor to Global Crossing Ltd., a company organized under the laws of Bermuda in 1997 (“Old GCL”), as a result of the consummation of the transactions contemplated by the Joint Plan of Reorganization, as amended (the “Plan of Reorganization”) of Old GCL and certain of its debtor subsidiaries (Old GCL, collectively with its debtor subsidiaries, the “GC Debtors”), pursuant to chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) on December 9, 2003 (the “Effective Date”). In these notes to the condensed consolidated financial statements, references to the “Company” in respect of time periods preceding the Effective Date are references to Old GCL and its consolidated subsidiaries (collectively, the “Predecessor”), while such references in respect of time periods commencing with the Effective Date are references to New GCL and its consolidated subsidiaries (collectively, the “Successor”).

The Company provides telecommunication services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. The Company serves many of the world’s largest corporations, providing a full range of managed data and voice products and services. The Company operates throughout the Americas and Europe. The Company provides services throughout the Asia/Pacific region through commercial arrangements with other carriers. Through its former Global Marine Systems Limited (“GMS” or “Global Marine”) subsidiary, prior to August 13, 2004, the Company also provided installation and maintenance services for subsea telecommunications systems (see Note 4).

The Company’s strategy is to be a premier provider of global data and Internet Protocol (“IP”) services in commercial centers worldwide by building on its extensive broadband network and technological capabilities.

At September 30, 2004, the Company’s available liquidity consisted of $88 of unrestricted cash and cash equivalents. At September 30, 2004, the Company also held $17 ($12 of which is included in long-term other assets) in restricted cash. This restricted cash represents collateral relating to certain letters of credit, guarantees, performance bonds and deposits.

The Company expects that its available liquidity will continue to decline during the remainder of 2004 due to operating cash flow requirements and estimated payments of $28 for deferred reorganization costs, and that the Company will require substantial additional cash to fund operating cash flow requirements in future quarters.

On May 18, 2004, the Company reached agreement with a subsidiary of Singapore Technologies Telemedia Pte Ltd, the Company’s indirect majority stockholder (“ST Telemedia”), to provide the Company with up to $100 in financing under a senior secured loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility was entered into by the Company’s primary operating company subsidiary in the United Kingdom, Global Crossing (UK) Telecommunications Limited (“GCUK”), and STT Communications Ltd. (“STTC”). STTC subsequently assigned its rights and obligations under the Bridge Loan Facility to STT Crossing Ltd., another subsidiary of ST Telemedia (“STT Crossing”). All $100 of availability under the Bridge Loan Facility had been borrowed by October 1, 2004. On November 2, 2004, the Bridge Loan Facility was amended to increase the availability thereunder to $125, and the Company borrowed the additional $25 on November 5, 2004. The Bridge Loan Facility was originally scheduled to mature on December 31, 2004 and initially bore interest at a rate equal to one-month LIBOR plus 9.9%. Every 90 days after the May 18, 2004 closing, the spread over LIBOR increases by 0.5%. In addition, the Company is required to pay a fee of 1.0% per annum on any undrawn portion of the Bridge Loan Facility.

On November 5, 2004, STT Crossing and STT Hungary Liquidity Management Limited Liability Company (“STT Hungary”), the subsidiary of ST Telemedia that holds the $200 of senior secured notes issued on the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

Effective Date (the “Senior Secured Notes”), agreed to the deferral of certain payments on the Bridge Loan Facility and the Senior Secured Notes. Specifically, STT Crossing and STT Hungary agreed to defer approximately $15 in aggregate interest payments otherwise due in December 2004 until the earlier of January 15, 2005 and the completion of the GCUK secured debt financing referred to below. STT Crossing also agreed to defer the final maturity date of the Bridge Loan Facility from December 31, 2004 to the earlier of January 15, 2005 or the completion of the GCUK secured debt financing (when borrowings under the Bridge Loan Facility would be refinanced, as described below). As a result of these deferrals, the Company has sufficient liquidity to meet its anticipated liquidity needs through December 2004, by which time the Company believes that it can complete the recapitalization plan described below (the “Recapitalization Plan”). If the Company is unable to complete the Recapitalization Plan this December and to improve operating results to achieve positive operating cash flows in the future, the Company will be unable to meet its anticipated liquidity requirements.

During 2004, the Company has been seeking to arrange financing to provide it with additional liquidity. Such financing has been expected to include a secured debt financing by GCUK and a working capital facility secured by certain accounts receivable. The indenture for the Senior Secured Notes permits the Company to incur the following (now subject to the terms of the restructuring agreement described below): (i) up to $150 in additional debt under one or more working capital facilities, (ii) up to $50 in purchase money debt or capital lease obligations, (iii) up to $10 in debt for general corporate purposes and (iv) additional subordinated debt if the Company satisfies the leverage ratio specified in the indenture, although the Company does not expect to satisfy such ratio for the foreseeable future.

Although the indenture for the Senior Secured Notes permits the Company to borrow up to $150 under one or more working capital facilities, discussions with potential lenders revealed that an amendment of the collateral security provisions of the Senior Secured Notes would be required in order for the Company to obtain financing under such a working capital facility. In addition, the Company’s long-term financing requirements are substantially in excess of the amounts permitted to be incurred under the Senior Secured Notes indenture. Thus, in order to permit a secured debt financing by GCUK and a working capital facility to proceed, on October 8, 2004 the Company entered into a restructuring agreement with STTC, STT Crossing and STT Hungary (the “Restructuring Agreement”).

The Restructuring Agreement contemplates the simultaneous occurrence of the following transactions: (1) the closing of a secured debt financing by GCUK, through which the Company believes it can raise gross proceeds of $300 or more; (2) the release of the security interests securing the Senior Secured Notes and the Bridge Loan Facility; (3) the repayment of $75 of the Senior Secured Notes; and (4) the refinancing of the Bridge Loan Facility and the remaining Senior Secured Notes by $250 principal amount of 4.7% payable-in-kind secured debt instruments (the “GCL Convertible Notes”) that will be mandatorily convertible into common equity of GCL after four years, or converted earlier at ST Crossing’s and STT Hungary’s option, into approximately 16.2 million shares of common stock of the Company (assuming conversion after four years at the conversion price of $18.60 per share), subject to certain adjustments. The GCL Convertible Notes will be secured in a manner substantially similar to the Senior Secured Notes, except that they will not have liens on assets of GCUK. In addition, the Restructuring Agreement contemplates that STT Crossing and STT Hungary will negotiate in good faith with prospective lenders under a working capital facility to be secured by certain accounts receivable regarding the intercreditor arrangements relating to the collateral security provisions of such facility. The Restructuring Agreement contains general descriptions of these transactions and is subject to completion of definitive documentation satisfactory to the parties and a number of other material conditions described therein. The Company can provide no assurance that the Recapitalization Plan will be completed.

Based on the Company’s operating plan and commitment to adhere to that plan, ST Telemedia previously indicated, in early October 2004, to our prior independent public accountants, Grant Thornton LLP, ST

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

Telemedia’s non-binding intention, if the Company cannot arrange additional financing by the end of November 2004, to provide up to $155 of financial support to the Company (which support could come, in part, in the form of a restructuring or refinancing of the $125 Bridge Loan Facility and the interest payments due thereunder) to be used as additional working capital to fund the needs of the Company’s business as required through the first quarter of 2005, on such terms and conditions as the Company and ST Telemedia may agree. While ST Telemedia has indicated its intention to provide this financial support to the Company if necessary and management expects that ST Telemedia would make such financial support available if the Recapitalization Plan does not close on a timely basis, neither ST Telemedia nor any of its affiliates has any contractual obligation to provide financial support to the Company, and the Company can provide no assurance that ST Telemedia would provide any such financial support.

Restatement of Previously Issued Financial Statements

In April 2004, in the course of preparing the Company’s condensed consolidated financial statements for the first quarter of 2004, management of the Company became concerned with the adequacy of the Company’s accrued cost of access liabilities. Upon review, the Company concluded that its December 31, 2003 cost of access liabilities were understated by $79. After substantial review and evolution as to how the Company should account for the understatements, the Company finally concluded, after consultation with the Staff of the Securities and Exchange Commission, that a restatement of 2003 previously reported periods was required. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003, included in this quarterly report on Form 10-Q, reflect the impact of the restatement related to these periods. For more information regarding the restatement and its impact on all previously issued financial statements affected, see the consolidated financial statements included in the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2003.

2. BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of New GCL and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, which are, in the opinion of management, necessary to present a fair statement of the results of the interim period presented in accordance with Regulation S-X Rule 10-01. The results of operations for any interim period are not necessarily indicative of results for the full year. As a result of entering into a series of agreements for the sale of GMS and the transfer of the Company’s forty-nine percent shareholding in S.B. Submarine Systems Company Ltd. (“SBSS”) on August 13, 2004, the results of their operations and their assets and liabilities have been classified as a discontinued operation for all periods presented and the Company’s only remaining reportable segment is telecommunications services.

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

The accompanying unaudited condensed consolidated financial statements do not include all footnotes and certain financial presentations normally required under U.S. GAAP. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s amended annual report on Form 10-K/A for the fiscal year ended December 31, 2003.

Old GCL and certain subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and accordingly the accompanying unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2003 have also been prepared in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires an entity’s statement of operations to portray the results of operations of the entity during Chapter 11 proceedings. As a result, any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization and restructuring of the organization should be reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board Opinion No. 30 (“APB No. 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, as amended by Statement of Financial Accounting Standards (“SFAS”) No. 145 (“SFAS No.145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Reclassifications

Certain prior year amounts have been reclassified in the accompanying unaudited condensed consolidated financial statements for consistent presentation to current period amounts.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) completed its deliberations regarding the proposed modification to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

an interpretation of ARB No. 51” (“FIN 46”), and issued FASB Interpretation Number 46R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain type of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities (“VIEs”), or potential VIEs commonly referred to as special-purpose entities, for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Based on the analysis performed by the Company to date, FIN 46R does not have any effect on the condensed consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”). SFAS No. 132R increases the existing U.S. GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are now required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. In addition, SFAS No. 132R requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003 which have been included in these notes to condensed consolidated financial statements (see Note 6).

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). FSP No. 106-2, which replaced the same titled FSP No. 106-1, provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Improvement Act”) that was signed into law in December 2003. Under FSP No. 106-1, the Company elected to defer the accounting for the effects of the Medicare Improvement Act. FSP No. 106-2 is effective for quarters beginning after June 15, 2004. The Company is evaluating the impact of the Medicare Improvement Act and FSP No. 106-2. Accordingly, the Company’s postretirement benefit obligation and net postretirement health care costs included in the condensed consolidated financial statements do not reflect the effects of the Medicare Improvement Act.

3. FRESH START ACCOUNTING

The Company implemented “fresh start” accounting and reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) SOP 90-7, upon its emergence from bankruptcy on the Effective Date. Fresh start accounting required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. The reorganization value of $407 was determined pursuant to the Company’s Plan of Reorganization and ST Telemedia’s $250 equity investment for 61.5% ownership. Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of the Company’s assets and liabilities. The reorganization value was allocated by the Company to its assets and liabilities based upon their preliminary estimated fair values. The Company engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of its property and equipment and intangible assets. The fair values of the assets as determined for fresh start reporting were based on estimates of anticipated future cash flow. Liabilities existing on the Effective Date are stated at the present values of amounts to be paid discounted at appropriate rates. As provided by the accounting rules, the Company uses a one-year period following the Effective Date to finalize the allocation of the reorganization value to our assets and liabilities, excluding changes in amounts related to pre-confirmation contingencies which are included in the determination of net income in accordance with AICPA Practice Bulletin 11, “Accounting for Preconfirmation Contingencies in Fresh Start Reporting.” The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

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

	Predecessor December 9, 2003	Debt & Equity Restructuring		Reorganization Adjustments		Fresh Start Adjustments		Successor December 9, 2003
	As Restated	As Restated		As Reported		As Restated		As Restated
ASSETS:
Current Assets:
Cash and cash equivalents	$131	$—		$450	(a)	$—		$302
				(279	)(b)
Restricted cash and cash equivalents	329	—		(322	)(c)	—		17
				10	(d)
Accounts receivable, net	363	—		—		(3	)(k)	360
Other current assets and prepaid costs	161	—		—		(27	)(k)	134
Current assets of discontinued operations	110					(3	)(k)	107

Total current assets	1,094	—		(141)		(33)		$920
Property and equipment, net	980	—		—		130	(l)	1,110
Intangibles, net	—	—		—		110	(l)	110
Other assets	110	—		—		(43	)(l)	44
Non current assets of discontinued operations	75	—		—		1	(l)	76

Total assets	$2,259	$—		$(141)		$142		$2,260

LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$82	$—		$—		$(3	)(m)	$79
Accrued cost of access	286	—		—		(2	)(m)	284
Accrued restructuring costs—current portion	30	—		—		—		30
Deferred revenue—current portion	211	—		—		(151	)(n)	60
Deferred reorganization costs—current portion	—	202	(e)	(13	)(g)	—		189
Other current liabilities	455	—		(56	)(g)	(15	)(m)	414
Current liabilities of discontinued operations	101	—		—		(30)		71

Total current liabilities	1,165	202		(69)		(171)		1,127
Debt with controlling shareholder	—	—		200	(h)	—		200
Obligations under capital leases	80	—		—			—	80
Deferred revenue	1,337	—		—		(1,247	)(n)	90
Deferred reorganization costs	—	32	(e)	—		—		32
Other deferred liabilities	175	—		—		(1	)(m)	174
Non current liabilities of discontinued operations	173					(23	)(m)	150
				(522	)(f)			—
Liabilities subject to compromise	8,710	(8,031	)(f)	(157	)(f)	—		—

Total liabilities	11,640	(7,797)		(548)		(1,442)		1,853

CUMULATIVE CONVERTIBLE PREFERRED STOCK	1,894	(1,894	)(l)	—		—		—

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock	—	—		2	(j)	—		2
Common stock	9	(9	)(i)	—		—		—
Treasury stock	(209)	209	(i)	—		—		—
Additional paid-in capital	14,374	(14,374	)(i)	405	(j)	—		405
Accumulated other comprehensive loss	(415)	—		—		415	(o)	—
Accumulated deficit	(25,034)	23,934	(o)	—		1,100	(o)	—

	(11,275)	9,760		407		1,515		407

Total liabilities and shareholders’ equity	$2,259	$69		$(141)		$73		$2,260

Debt and equity restructuring, reorganization adjustments, emergence date and fresh start accounting adjustments consist primarily of the following:

(a)	To record the receipt of the $250 equity infusion from ST Telemedia and the $200 of cash proceeds for ST Telemedia’s purchase of the New Senior Secured Notes.

(b)

To record the payment of $200 of unrestricted cash to the secured and unsecured creditors and to record the payment of $56 in professional fees to the advisors to the unsecured and secured creditors, joint

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

provisional liquidators, the indenture trustees and their counsels and certain of the Company’s advisors. The balance of this amount was utilized to cash collateralize certain letter of credit requirements ($10), pay post emergence professional fees to the estate ($7), fund the Class G distribution ($3) and pay certain vendor settlements that were not deferred past the emergence date ($3).

(c)	To record the payment out of restricted cash of $315 to the secured creditors and $7 to unsecured creditors in accordance with the Plan of Reorganization.

(d)	To record cash restricted at closing to establish collateral for certain Company letter of credit requirements.

(e)	To establish $234 of deferred reorganization costs representing subject to compromise liabilities not required to be funded at emergence as described in the related settlement agreements and/or the Plan of Reorganization. Certain settlement payments in connection with access vendors (approximately $12) and the Federal tax settlement (approximately $15) are due beyond one year of the emergence date.

(f)	To record the discharge of subject to compromise liabilities in consideration for the $522 in cash settlements at emergence referred to in (b) and (c) and 38.5% of the common stock (valued at $157 in the Plan of Reorganization) in New GCL including indebtedness of $6,641 for pre-petition debt obligations, $526 of pre-petition mandatorily redeemable preferred stock (classified as a liability in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,”) and $1,547 of pre-petition liabilities including accrued cost of access, accrued construction costs, and other liabilities.

(g)	To record the payment of required emergence costs including professional fees and vendors settlements.

(h)	To reflect the outstanding principal amount under the Senior Secured Notes, in accordance with the Plan of Reorganization.

(i)	To cancel all of the outstanding preferred and common stock, including the treasury stock, of Old GCL in accordance with the Plan of Reorganization.

(j)	To record the issuance of equity in New GCL consisting of 18 million shares of preferred stock and 6.6 million shares of common stock to ST Telemedia for 61.5% ownership, the issuance of 13 million shares of common stock for 32.5% ownership to the unsecured creditor classes and 2.4 million shares of common stock to the secured creditors for 6% ownership all in accordance with the Plan of Reorganization.

(k)	To adjust the carrying value of receivables, certain prepaid lease and maintenance agreements and certain value-added tax recoverable positions of foreign entities to fair value in accordance with fresh start accounting.

(l)	To adjust the carrying value of property and equipment, intangibles and investments in unconsolidated affiliates to fair value in accordance with fresh start accounting. The Company engaged an independent appraiser to assist in the allocation and valuation of these assets.

(m)	To adjust the carrying value of certain liabilities to fair value in accordance with fresh start accounting.

(n)	To adjust the carrying value of deferred revenue to fair value in accordance with fresh start accounting.

(o)	To close out the remaining equity balances of Old GCL in accordance with the recapitalization provisions of fresh start accounting, including accumulated other comprehensive loss of $415, and accumulated deficit of $23,934 and $1,100, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

4. DISCONTINUED OPERATIONS AND DISPOSITIONS

Sale of Global Marine Systems

On August 3, 2004, the Company’s board of directors approved a plan to divest GMS, a non-core business, and on August 13, 2004, the Company consummated a series of agreements with Bridgehouse Marine Ltd. (“Bridgehouse”) for the sale of GMS and the transfer of the Company’s forty-nine percent shareholding in SBSS, a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration up to $15, subject to certain conditions as defined in the agreements. The Company has sold these assets, because they are not considered core to its strategy. During the third quarter of 2004, the Company completed the sale of GMS for proceeds of $1 in cash, a portion of which was received at the closing and the balance of which will be received when audited financial statements for GMS are delivered, which is expected in the fourth quarter of 2004. No gain was recorded on the sale. The sale of the Company’s holdings in SBSS is currently subject to the approval of the other joint venture holder and regulatory approval of the Chinese government, which is expected to occur by mid-2005. The Company’s agreement to transfer its shareholding in SBSS expires in October 2005.

As a result of these transactions Bridgehouse has assumed all of GMS’s capital and operating lease commitments and the Company is no longer subject to cross-defaults that could have been triggered under the indenture for the Senior Secured Notes and the Bridge Loan Facility as a result of pending defaults by GMS under such lease commitments.

Under the indenture for the Senior Secured Notes, in the event of a sale of GMS, any net proceeds received by the Company, after settlement of liabilities and deal costs, were required to be used to repay the Senior Secured Notes. However, the Company received a waiver of this requirement from STT Hungary, the holder of the Senior Secured Notes, which is a subsidiary of ST Telemedia.

The following is a summary of the net assets and operating results of GMS included in discontinued operations for the three and nine months ended September 30, 2004 and 2003:

	September 30, 2004	December 31, 2003
	(unaudited)
Balance Sheet Data:
Current assets	$—	$117
Property and equipment	—	53
Other assets	2	16

Total assets	2	186

Current liabilities	—	60
Obligations under capital leases	—	116
Other deferred liabilities	—	34

Total liabilities	—	210

Net assets (liabilities)	$2	$(24)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(unaudited)		(unaudited)
Statement of Operations Data:
Revenue	$14	$38	$70	$139
Operating expenses	(20)	(31)	(100)	(128)

Operating income (loss)	(6)	7	(30)	11
Interest expense, net	(2)	(3)	(7)	(10)
Other expense, net	4	2	11	3
Reorganization items	—	—	—	(4)

Discontinued operations, net	$(4)	$6	(26)	$—

5. DEFERRED REORGANIZATION COSTS

Deferred reorganization costs consist of the following:

	Successor
	September 30, 2004	December 31, 2003
	(unaudited)
Access providers	$34	$109
Income taxes	25	25
Non-income taxes	13	21
Other	10	15

Total	82	170
Less—current portion	51	128

Total long-term deferred reorganization costs	$31	$42

In accordance with the Plan of Reorganization certain reorganization costs were not due and payable in full on the Effective Date. The payment terms were negotiated with the claimants during the settlement process. Many of the Company’s access providers are receiving their settlements in twelve equal monthly installments commencing thirty days after the Effective Date. Some access providers agreed to twenty-four monthly installment terms. Most of the telecommunications equipment vendors and other reorganization costs were paid within thirty days of the Effective Date. Certain of the tax claims in the case have payment terms of up to nine years.

6. EMPLOYEE BENEFIT PLANS

The Company sponsors a number of both contributory and non-contributory employee pension plans available to eligible employees of Global Crossing North America, Inc. (f/k/a Frontier Corporation) and GCUK. In addition, the Company also sponsors a post retirement benefit plan for eligible employees of Global Crossing North America, Inc. The plans provide defined benefits based on years of service and final average salary.

In 2004, the Company expects to contribute approximately $3 to its pension plans. The sale of GMS to Bridgehouse was completed on August 13, 2004 and all related pension plan funding requirements were transferred.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

Details on the effect of operations of the Company’s pension plans are as follows:

	Successor	Predecessor	Successor	Predecessor
	Pension Plans		Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Service cost	$—	$—	$1	$1
Interest cost on projected benefit obligation	1	1	3	2
Expected return on plan assets	(1)	(1)	(4)	(3)
Net amortization and deferral	—	—	—	—

Net cost	$—	$—	$—	$—

The effect of operations of the post retirement benefit plan was less than $1 during the periods presented.

7. STOCK-BASED COMPENSATION

Stock options

For the three and nine months ended September 30, 2003, the Company accounted for employee stock options using the intrinsic method in accordance with APB No. 25 as amended by SFAS No. 123 and, as a result, did not recognize compensation expense. Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123, net loss and loss per share for the Predecessor would have been the following pro forma amounts for the three and nine months ended September 30, 2003 restated:

	Predecessor
	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(Restated)	(Restated)
	(unaudited)
Loss applicable to common shareholders, as reported	$(80)	$(204)
Stock-based employee compensation expense determined under fair-value-based method	(47)	(143)

Pro forma loss applicable to common shareholders	$(127)	$(347)

Loss per common share, basic and diluted as reported	$(0.09)	$(0.22)

Pro forma	$(0.14)	$(0.38)

Upon consummation of the Company’s Plan of Reorganization on December 9, 2003, all outstanding options in respect of the Predecessor’s common stock were canceled.

On December 9, 2003, the Company adopted the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” related to stock option awards granted or modified on December 9, 2003 and thereafter. The stock compensation expense recognized for the three and nine months ended September 30, 2004 relating to stock option awards granted under Global Crossing Limited 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) was approximately $4 and $13, respectively, included in Successor’s net loss as a component of other operating expenses. Under the fair value provisions of SFAS No. 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. As New GCL did not have

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

a historical basis for determining the volatility and expected life assumptions in the model due to New GCL’s short market trading history, the assumptions used are an average of those used by a select group of telecommunications companies. The assumptions used to calculate stock based compensation are an expected volatility of 70%, weighted average risk free rate of return of 3.25%, expected life of 5 years, attrition rate of 6%, and zero dividend yield.

Restricted stock units

During the nine months ended September 30, 2004, the Company awarded 1,183,475 restricted stock units to employees, officers and members of the Board of Directors under the 2003 Global Crossing Stock Incentive Plan. The restricted stock units vest and convert into common shares of New GCL over a period between one and five years, with higher seniority employees having five year vesting periods. Granted but unvested units are forfeited upon termination of employment. The fair value of the restricted stock units on the date of the grant, after reductions for assumed attrition, is amortized to stock compensation expense on a straight-line basis over the vesting period. Compensation expense relating to the restricted stock units was approximately $3 and $7, respectively, included in Successor’s net loss for the three and nine months ended September 30, 2004.

8. OPERATING EXPENSES

Operating expenses consist of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
	(unaudited)		(unaudited)
OPERATING EXPENSES:
Cost of access and maintenance:
Cost of access	$435	$496	$1,364	$1,499
Third-party maintenance	28	28	86	95

Total cost of access and maintenance	$463	$524	$1,450	$1,594

Other operating expenses:
Cost of sales	$8	$14	$34	$36
Real estate, network, and operations	99	96	294	299
Sales and marketing	33	32	100	93
Stock-related expenses	7	—	20	—
General and administrative	34	24	97	72
Non-income taxes	6	8	20	25
Bad debt expense	7	12	14	38

Total other operating expenses	$194	$186	$579	$563

Depreciation and amortization	$45	$34	$127	$100

Total operating expenses	$702	$744	$2,156	$2,257

Restructuring charges and incentive compensation under employee retention programs for the three and nine months ended September 30, 2003 were included in reorganization items, net (see Note 9).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

9. REORGANIZATION ITEMS

Reorganization items are expenses or income that were incurred or realized by the GC Debtors as a result of the reorganization and are disclosed separately in the Company’s condensed consolidated statement of operations as required by SOP 90-7. These items include professional fees, restructuring costs and retention plan costs relating to the reorganization. These expenses and costs were offset by gains on vendor settlements as well as interest earned on cash accumulated as a result of the GC Debtors’ not paying their pre-petition liabilities during the pendency of the bankruptcy cases as well as vendor settlements. Reorganization items for the three and nine months ended September 30, 2003 were as follows:

	Predecessor
	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(unaudited)
Professional fees	$(20)	$(62)
Retention plan costs	(6)	(18)
Vendor settlements	—	44
Restructuring costs	(7)	(8)
Interest income, net	3	8

Total reorganization items, net	$(30)	$(36)

Net cash used in reorganization items was $112 for the nine months ended September 30, 2003.

Preconfirmation Contingencies

During the three months ended September 30, 2004, the Company settled various third-party unasserted disputes and revised its estimated liability for other unasserted disputes related to periods prior to the commencement of chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulleting 11—Accounting for Preconfirmation Contingencies in Fresh Start Reporting. The resulting gain on the settlements and change in estimated liability of $5 is included within Reorganization Items in the condensed consolidated statement of operations for the three and nine months ended September 30, 2004.

10. RESTRUCTURING ACTIVITY

The Company accounts for exit and disposal activities initiated after January 1, 2003, in accordance with SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” During the first quarter of 2004, the Company adopted a restructuring plan primarily to combine previously segregated customer support functions for efficiency and realigning these customer support functions from supporting customer retention and maintenance to supporting customer acquisition as a result of the Company’s emergence from bankruptcy and certain other targeted reductions. The plan resulted in the elimination of approximately 100 employees. As a result, in the first quarter of 2004, the Company recorded $2 of restructuring charges related to severance and related benefit obligations related to the eliminated employees.

During the third quarter of 2004, the Company adopted a restructuring plan to consolidate staff in a particular region into a single location to reduce overhead charges and improve functional efficiency. The restructuring plan resulted in the closure of one facility. As a result in the third quarter of 2004 the Company recorded $1 of restructuring charges related to facility closure costs.

During the nine months ended September 30, 2004 the Company paid ongoing severance payments and continuing lease obligations committed to in previously announced restructuring plans.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

The table below details the activity associated with the restructuring reserve for the nine months ended September 30, 2004 (unaudited):

	Employee Separations	Facility Closings	Total
Balance at January 1, 2004	$7	$179	$186
Additions	2	1	3
Deductions	(2)	(32)	(34)
Currency impact	—	(3)	(3)

Balance at September 30, 2004	$7	$145	$152

Restructuring costs are recognized in other operating expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2004. The Company recognized $8 of restructuring costs for the nine months ended September 30, 2003. See Note 16 for further information on restructuring activities entered into by the Company subsequent to September 30, 2004.

11. COMPREHENSIVE LOSS

The components of comprehensive loss consist of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
	(unaudited)		(unaudited)
Net loss	$(101)	$(80)	$(324)	$(204)
Foreign currency translation adjustment	(1)	(13)	8	(75)

Comprehensive loss	$(102)	$(93)	$(316)	$(279)

Foreign currency translation adjustments are not adjusted for income taxes since they relate to investments that are permanent in nature.

12. LOSS PER COMMON SHARE

Basic loss per common share is computed as net loss available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common stockholders includes preferred stock dividends for the three and nine months ended September 30, 2004. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss for the three and nine months ended September 30, 2004 and 2003 restated, respectively, diluted loss per common share is the same as basic loss per common share, as any potentially dilutive securities would reduce the loss per common share from continuing operations.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

The following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
	(unaudited)		(unaudited)
Net loss from continuing operations	$(97)	$(86)	$(298)	$(204)
Preferred stock dividends	(1)	—	(3)	—

Loss from continuing operations applicable to common shareholders	$(98)	$(86)	$(301)	$(204)

Weighted average shares outstanding:
Basic and diluted	22,000,000	909,463,931	22,000,000	909,385,256

Loss from continuing operations applicable to common shareholders
Basic and diluted	$(4.46)	$(0.09)	$(13.68)	$(0.22)

For the three and nine months ended September 30, 2004 potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 2,139,000 stock options, and 1,117,375 restricted stock units. In addition, stock options and warrants having an exercise price greater than the average market price of the common shares of 87 million and 92 million, calculated on a weighted average basis, for the three and nine months ended September 30, 2003, respectively, were excluded from the computation of diluted loss per share.

13. INCOME TAXES

The Company’s reorganization has resulted in a significantly modified capital structure as a result of applying fresh-start accounting in accordance with SOP 90-7 on the Effective Date. Fresh-start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods. Specifically, fresh start accounting requires the reversal of such allowances to be recorded as a reduction of intangible assets until exhausted and thereafter as additional paid in capital and not a benefit that culminates in the earnings process.

For the three and nine months ended September 30, 2004, the Company’s provision for income taxes was $6 and $33, respectively, of which $3 and $24, respectively, were attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The reversal of the related valuation allowance that existed at the fresh start date, which would have benefited earnings under Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes,” has instead been recorded as a reduction of intangible assets. Once intangible assets are reduced to zero, any remaining realization of pre-emergence net deferred tax assets will be recorded as an increase to additional paid in capital. This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

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

Restatement Class Action Litigation

Following the Company’s April 27, 2004 announcement that the Company expected to restate certain of its consolidated financial statements as of and for the year ended December 31, 2003, eight separate class action lawsuits all purporting to be brought on behalf of Company shareholders were commenced against the Company and certain of its officers and directors in the United States District Courts in New Jersey, New York and California.

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

The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and allege that, during the applicable class period, the Company failed to disclose or misrepresented that the Company had materially understated its accrued cost of access liability by $50 to $80 and that the Company had insufficient internal controls to detect the understatement of costs. Plaintiffs contend that such misstatement or omissions artificially inflated the price of the Company’s stock, which declined when the “true” costs were disclosed. Plaintiffs seek compensatory damages as well as other relief.

On June 4, 2004, the Company asked the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) to centralize all of the related cases (and any others that might be filed) before a single court. Originally, the Company requested that the cases be consolidated in the United States District Court for the District of New Jersey. After discussions with two plaintiff groups, however, a joint request was made to transfer the cases to Judge Gerard Lynch of the United States District Court for the Southern District of New York based on his past involvement in prior cases involving the Company. In an order dated October 22, 2004, the MDL Panel granted the joint request and reassigned the cases to Judge Lynch. There are also applications by two of the plaintiffs to be appointed as lead plaintiff in the class actions. The Company anticipates that once lead plaintiff and lead counsel are appointed, they will file a consolidated amended complaint. Defendants then will have a chance to move to dismiss the amended complaint.

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

Department of Labor Investigation

The Department of Labor (“DOL”) is conducting an investigation related to the Company’s administration of its benefit plans, including the acquisition and maintenance of investments in the Company’s 401(k) employee savings plans. The Company has been cooperating with the DOL by providing documents and other information to the DOL staff, and the DOL has interviewed a number of the officers and employees of the Company. Following its investigation, the DOL and certain current and former directors, officers and employees of Old GCL entered into settlement agreements in July 2004 resolving that investigation. Neither Old GCL nor New GCL is a party to any of those agreements. Any claims arising out of the DOL’s ability to impose a civil monetary penalty on the Company was discharged upon consummation of the Plan of Reorganization.

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

Network Rail Copper Lease

A portion of the GCUK Network is subject to a finance lease with Network Rail, the owner of the railway infrastructure in the UK. The finance lease includes provisions addressing copper cable and PABX equipment used by the Company to deliver managed voice services to UK train operating companies (the “Copper Provisions”). Under a prior agreement, the Copper Provisions of the finance lease could have been terminated on 12 months notice. In connection with its plans to modernize the signaling system on the UK railways, Network Rail issued a notice to terminate the Copper Provisions, which termination would have become effective March 31, 2005.

As this prospective termination of the Copper Provisions raised an issue regarding the Company’s ability to continue to provide managed voice services to train operating companies in the UK and could also have led to breaches of certain customer contracts pursuant to which the Company agreed to provide these services beyond March 31, 2005, negotiations were entered into with Network Rail to put in place a new agreement. On November 11, 2004, a new five-year agreement was put in place, enabling the Company to continue to serve these customers on commercially acceptable terms, and furthermore providing a revenue stream for services being provided to Network Rail over the same period.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

15. RELATED PARTY TRANSACTIONS

Commercial relationships between the Company and ST Telemedia

During the three and nine months ended September 30, 2004, the Company provided approximately $0.2 and $1.0 of telecommunications and cable maintenance services to subsidiaries and affiliates of ST Telemedia. Further, during the three and nine months ended September 30, 2004 the Company received approximately $0.2 and $1.0 of co-location services from an affiliate of ST Telemedia.

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

On June 15, 2004, the Company paid $11.3 of interest on the Senior Secured Notes to a subsidiary of ST Telemedia.

Other relationships between the Company and the STT Shareholder Group

Various contractual arrangements were entered into between the Company and subsidiaries of ST Telemedia in connection with the latter’s investments in the Senior Secured Notes and in the capital stock of New GCL. The material provisions of the indenture and other agreements governing the terms of the Senior Secured Notes are summarized in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources-Indebtedness,” in the Company’s amended 2003 annual report on Form 10-K/A. The special voting, registration and other rights of STT Crossing in its capacity as an equity holder are summarized in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters,” of the Company’s 2003 annual report on Form 10-K.

See Note 1 for a description of the Bridge Loan Facility and the Restructuring Agreement.

Commercial relationships between the Company and Carlos Slim

According to filings made with the Securities Exchange Commission, Carlos Slim Helu and members of his family (collectively, the “Slim Family”), together with entities controlled by the Slim Family, held greater than 10% of New GCL’s common stock as of September 30, 2004. The members of the Slim Family may therefore be considered related parties of the Company. During the three and nine months ended September 30, 2004, the Company engaged in various commercial transactions in the ordinary course of business with telecommunications companies controlled by or subject to significant influence from the Slim Family (“Slim-Related Entities”). Specifically, during the three and nine months ended September 30, 2004, the Company provided approximately $3 and $4, respectively, of telecommunications services to Slim-Related Entities and purchased approximately $1 and $3, respectively, of access related services from Slim-Related Entities.

16. SUBSEQUENT EVENTS

Business Restructuring Plan

On October 8, 2004, the Company’s board of directors approved a restructuring plan designed to focus on businesses that are consistent with the Company’s overall strategy—to be a premier provider of global data and

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

Internet Protocol (“IP”) services by building on its extensive broadband network and technological capabilities. The restructuring plan involves concentrating the Company’s efforts in areas that the Company anticipates will provide profitable growth opportunities and moving away from a number of unprofitable and non-strategic parts of the business. The Company has begun to implement the restructuring plan during the fourth quarter of 2004. The Company has developed the restructuring plan in light of ongoing adverse conditions in the telecommunications industry, in particular the continued pricing pressures for telecommunications services. The Company believes that the implementation of the restructuring plan will, over time, reduce the Company’s financing requirements, accelerate the date by which its operating cash flow will be sufficient to satisfy its anticipated liquidity requirements and lead to overall profitability for the Company. The restructuring plan has the following three principal elements.

First, the Company will downsize, discontinue, harvest or exit several business areas. These include small business and consumer local and long distance, financial industry trader voice, calling card, and other low margin services. The Company plans to accomplish this through a series of actions, including commercial actions intended to improve profitability and dispositions and other strategic alternatives. The most significant business that will be affected by these actions is the Company’s legacy North American voice business. The Company anticipates that the restructuring actions will result in significant reductions in revenue from this business area, while continuing with a core, higher margin revenue base sufficient to maintain network efficiencies.

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

As a result of these efforts, the Company estimates that it will incur cash restructuring charges of approximately $12 to $14 for severance and benefits in connection with the anticipated workforce reduction and approximately $4 to $5 related to the real estate consolidation. In addition, the Company is in the process of identifying and evaluating specific vendor contracts implicated by the restructuring in order to estimate the associated restructuring charge, which is expected to be material. Once determined, such estimate will be disclosed in a subsequent SEC report. Based on current plans, the majority of the restructuring charges related to severance and benefits will occur in the final quarter of 2004 and the restructuring charges related to real estate consolidations and termination of vendor contracts will occur in 2005. As a result of these restructuring activities, the Company will perform a review of its long-lived assets to determine if any impairment exists. As of the date of the filing of this quarterly report on Form 10-Q, the Company has eliminated approximately 250 employee positions under this restructuring plan.

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our condensed consolidated financial statements and related notes appearing in this report on Form 10-Q for the quarter ended September 30, 2004 and our amended annual report on Form 10-K/A for the year ended December 31, 2003.

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

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under Section 21E of the Securities Exchange Act of 1934)

Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of data products and services based on IP and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network, including with respect to the development of IP protocols;

•	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	trends related to and management’s expectations regarding results of operations, revenues and cash flows, including but not limited to those statements set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

•	business restructuring activities, sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

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

Risks Related to Liquidity and Financial Resources

•	We incurred substantial operating losses, which have continued in 2004, and, in the near term, we will not generate funds from operations sufficient to meet all of our cash requirements.

•	If we are unable to raise substantial financing and improve operating results to achieve positive cash flows in the future, we will be unable to meet our anticipated liquidity requirements which include repayment of our borrowings under the Bridge Loan Facility by no later than January 15, 2005.

•	The covenants in our debt instruments restrict our financial and operational flexibility.

•	Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial restructuring flexibility.

•	Our access to capital is likely to be limited. We are currently seeking to arrange a secured debt financing and a working capital facility secured by certain accounts receivable. Our financing plans are subject to continued access to capital markets and other factors beyond our control and may not be completed.

Risks Related to our Operations

•	We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

•	Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers. A bankruptcy or financial collapse of one of these providers could result in a loss of our rights to use the dark fiber, which in turn could have a negative impact on the integrity of our network and the results of our operations.

•	We may not be able to continue to connect our network to incumbent carriers’ networks or maintain Internet peering arrangements on favorable terms.

•	The loss of our indirect majority interest in Pacific Crossing Ltd. and our resultant dependence on its interim operator to provide services to the Asia/Pacific region could adversely affect our operations and operating results.

•	The Network Security Agreement requires significant operating and capital expenditures. The inadvertent violation of the agreement could have severe consequences.

•	The bankruptcies of potential customers in the Internet and communications-related industries have diminished our sales prospects and may have an adverse effect on our results of operations.

•	It is expensive and difficult to switch new customers to our network, and lack of cooperation of incumbent carriers can slow the new customer connection process.

•	We depend on our key personnel and qualified technical staff and, if we lose their services, our ability to manage the day-to-day aspects of our business and complex network will be weakened. We may not be able to hire and retain qualified personnel, which could adversely affect our operating results.

•	The operation, administration, maintenance and repair of our systems are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design life.

•	The failure of our operations support systems to perform as we expect could impair our ability to retain customers and obtain new customers, or provision their services, or result in increased capital expenditures, which would adversely affect our revenues or capital resources.

•	Intellectual property and proprietary rights of others could prevent us from using necessary technology. While we do not believe that there exists any technology patented by others, that is necessary for us to provide our services and that is not now subject to a license allowing us to use it, there can be no assurances in this regard. If such technology is owned by others and not licensed by us, we would have to negotiate a license for use of that property. We may not be able to negotiate an acceptable price.

•	Physical space limitations in office buildings and landlord demands for fees or revenue sharing could limit our ability to connect customers to our networks and increase our costs.

•	We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions.

•	We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

•	Due to issues regarding the financial viability of the Company’s principal property, casualty, liability and related insurance carrier, it is possible that the Company would not be able to access certain limits provided under these coverages. In addition, the Company may be required to secure replacement coverages at potentially higher premium levels.

Risks Related to Competition and our Industry

•	Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our net loss may suffer due to currency translations.

•	The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

•	Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

•	Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

•	Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

•	Our operations are subject to regulation in the United States and abroad and require us to obtain and maintain a number of governmental licenses and permits. If we fail to comply with those regulatory requirements or obtain and maintain those licenses and permits, we may not be able to conduct our business. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

•	Attempts to limit the basic competitive framework of the Telecom Act could interfere with the successful implementation of our business plan.

•	Potential regulation of Internet service providers could adversely affect our operations.

•	The requirement that we obtain and maintain permits and rights-of-way for our network increases our cost of doing business and could adversely affect our performance and results.

•	We depend on third parties for many functions. If the services of those third parties become unavailable to us, we may not be able to conduct our business.

•	Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations. Since the telecommunications networks and equipment can be considered critical infrastructure, it is possible that our physical facilities or network control systems could be the target of such attacks, or that such attacks could impact other telecommunications companies in a manner that disrupts our operations.

Risks Related to Our New Common Stock

•	A subsidiary of ST Telemedia is our majority stockholder and the voting rights of other stockholders are significantly limited.

•	Future sales of New GCL’s common stock could adversely affect its price and/or our ability to raise capital.

•	The continued listing of New GCL’s common stock on the Nasdaq National Market is subject to the Company’s timely filing of all periodic reports with the Securities and Exchange Commission due on or prior to September 30, 2005.

•	If the GCL Convertible Notes are issued, the percentage ownership interest in the Company held by stockholders of the Company who do not own such notes will be significantly diluted upon the conversion of such notes into common stock.

Other Risks

•	Our adoption of “fresh start” accounting and changes due to acquisitions and dispositions make comparisons of our financial position and results of operations with those of prior periods more difficult.

•	We and certain of our current and former officers and directors are involved in various governmental investigations and lawsuits.

For a more detailed description of these risks and additional risk factors, please see Item 1: “Business—Cautionary Factors That May Affect Future Results,” in our amended annual report on Form 10-K/A for the year ended December 31, 2003.

Restatement of Previously Issued Financial Statements

In April 2004, in the course of preparing our condensed consolidated financial statements for the first quarter of 2004, we became concerned with the adequacy of our accrued cost of access liabilities. Upon review, we concluded that the December 31, 2003 cost of access liabilities were understated by $79 million. After substantial review and evolution as to how we should account for the understatement, we finally concluded, after consultation with the Staff of the Securities and Exchange Commission, that a restatement of 2003 previously reported periods was required. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2003, included in this quarterly report on Form 10-Q, reflect the impact of the restatement related to these periods. For more information regarding the restatement and its impact on all previously issued financial statements affected, see the consolidated financial statements included in the amended annual report on Form 10-K/A for the year ended December 31, 2003.

Executive Summary

Overview

We are a global provider of telecommunications services to carriers and commercial enterprises around the world. The principal services we offer to our customers include voice, data and conferencing services. We offer these services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. The majority of our telecommunications services revenues and cash flows are generated based on monthly recurring services. Prior to August 13, 2004, through our Global Marine subsidiary we also provided installation and maintenance services for subsea telecommunications systems.

Third Quarter 2004 Highlights

Our revenues decreased in the third quarter of 2004 compared with the third quarter of 2003 as a result of continued pricing reductions for telecommunications services and reduced revenue from the amortization of prior period IRUs as a result of fresh start accounting on our emergence from bankruptcy on December 9, 2003 (the “Effective Date”). While the volume of telecommunications services sold has increased, as a result of increased sales to new and existing customers, the continued decline in pricing has resulted in lower overall revenues. In addition, we expect our revenues to decrease between $40 million to $60 million in the fourth quarter of 2004 and even more significantly in the first quarter of 2005 primarily related to reductions in carrier voice services revenue as a result of initiatives taken by us as part of our recently announced business restructuring plan. The business restructuring plan is expected to improve operating cash flow from current levels. See the “Business Restructuring Plan” section below for further information on these and other restructuring activities.

Our cost of access expense is our single largest expense and was 71% and 74% (as restated) of our revenues, excluding revenue from the amortization of IRUs, during the three months ended September 30, 2004 and 2003, respectively. Our cost of access expense decreased during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Although our sales volume increased, our cost of access charges decreased as a result of cost of access reduction initiatives. These initiatives included shifting suppliers, contract and tariff renegotiations to lower access rates, facility network access optimization, switched network access optimization through direct end office trunking and the continued review of access charges, special promotions and disputes resolution. The result of the improvement in cost of access unit charges was a flat gross margin, excluding IRU amortization revenue, even though there were significant decreases in revenue. The improvement in cost of access unit charges also resulted in an improvement in gross margin percentage, despite the significant reductions in pricing for our telecommunications services offerings.

Total gross margin, excluding IRU amortization revenue, is calculated as follows:

	Successor	% of revenues excluding IRU amortization revenue	Predecessor	% of revenues excluding IRU amortization revenue
	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
			(Restated)
	(in millions)		(in millions)
Consolidated revenue	$617	NA	$696	NA
Revenue from the amortization of prior period IRUs (“IRU amortization revenue”)	1	NA	21	NA

Revenue excluding IRU amortization revenue	616	100%	675	100%
Cost of access	435	70.6%	496	73.5%

Gross margin excluding IRU amortization revenue	$181	29.4%	$179	26.5%

We experienced negative cash flow from operations during the third quarter of 2004. At September 30, 2004, we had $88 million of unrestricted cash and cash equivalents. We expect our available liquidity to continue to decline during the remainder of 2004 due to operating cash flow requirements and estimated payments of approximately $28 million for deferred reorganization costs, and that we will require substantial additional cash to fund operating cash flow requirements in future quarters.

In May 2004, we entered into an agreement with a subsidiary of Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”) regarding a $100 million senior secured loan facility (the “Bridge Loan Facility”). All $100 million of availability under the Bridge Loan Facility had been borrowed as of October 1, 2004. On November 2, 2004, the Bridge Loan Facility was amended to increase the availability there under to $125 million and we borrowed the additional $25 million on November 5, 2004 (see “Liquidity and Capital Resources” below for further description of the Bridge Loan Facility). The Bridge Loan Facility was originally scheduled to mature on December 31, 2004.

On November 5, 2004, STT Crossing and STT Hungary Liquidity Management Limited Liability Company (“STT Hungary”), the subsidiary of ST Telemedia that holds the $200 million of senior secured notes issued on the Effective Date (the “Senior Secured Notes”), agreed to the deferral of certain payments on the Bridge Loan Facility and the Senior Secured Notes. Specifically, STT Crossing and STT Hungary agreed to defer approximately $15 million in aggregate interest payments otherwise due in December 2004 until the earlier of January 15, 2005 and the completion of a secured debt financing, which we expect to complete in December 2004 and to raise $300 million or more in gross proceeds. STT Crossing also agreed to defer the final maturity date of the Bridge Loan Facility from December 31, 2004 to the earlier of January 15, 2005 or the completion of a secured debt financing. As a result of these deferrals, the Company has sufficient liquidity to meet its anticipated liquidity needs through December 2004, by which time the Company believes that it can complete the recapitalization plan described below under “Liquidity and Capital Resources”. If the Company is unable to complete the recapitalization plan this December and to improve operating results to achieve positive operating cash flows in the future, the Company will be unable to meet its anticipated liquidity requirements.

On August 3, 2004, New GCL’s Board of Directors approved a plan to divest Global Marine, a non-core business, and on August 13, 2004, we consummated a series of agreements with Bridgehouse for the sale of Global Marine and the transfer of our forty-nine percent shareholding in S.B. Submarine Systems Company Ltd. (“SBSS”), a joint venture primarily engaged in the subsea cable installation and maintenance business in China, for consideration up to $15 million, subject to certain conditions as defined in the agreements. We completed the sale of Global Marine during the third quarter for proceeds of $1 million in cash, a portion of which was received at the closing and the balance of which will be received when audited financial statements for Global Marine are delivered, which is expected in the fourth quarter of 2004. No gain was recorded on the sale. The sale of our holdings of SBSS is subject to approval by the other joint venture holder and regulatory approval by the Chinese government, which we expect to occur by mid-2005. Our agreement to transfer our shareholding in SBSS expires in October 2005. As a result of these transactions, Bridgehouse has assumed all of Global Marine’s capital and operating lease commitments and the Company is no longer subject to cross-defaults that could have been triggered under the indenture for the Senior Secured Notes and the Bridge Loan Facility as a result of the pending defaults by Global Marine under such lease commitments. Global Marine’s and SBSS’s results of operations are included in discontinued operations and our only remaining reportable segment is telecommunications services.

Under the indenture for the Senior Secured Notes, in the event of a sale of Global Marine, any net proceeds received by us, after settlement of liabilities and deal costs, were required to be used to repay the Senior Secured Notes. However, we received a waiver of this requirement from STT Hungary.

Business Restructuring Plan

On October 8, 2004, our board of directors approved a restructuring plan designed to focus on businesses that are consistent with our overall strategy—to be a premier provider of global data and Internet Protocol (“IP”) services by building on our extensive broadband network and technological capabilities. The restructuring plan involves concentrating our efforts in areas that we anticipate will provide profitable growth opportunities and moving away from a number of unprofitable and non-strategic parts of the business. We have begun to implement the restructuring plan during the fourth quarter of 2004. We developed the restructuring plan in light of ongoing adverse conditions in the telecommunications industry, in particular the continued pricing pressures for telecommunications services. We believe that the implementation of the restructuring plan will over time reduce our financing requirements, accelerate the date by which our operating cash flow will be sufficient to satisfy our anticipated liquidity requirements and lead to overall profitability for the Company. The restructuring plan has the following three principal elements.

First, we will downsize, discontinue, harvest or exit several business areas. These include small business and consumer local and long distance, financial industry trader voice, calling card, and other low margin services. We plan to accomplish this through a series of actions, including commercial actions intended to improve profitability and dispositions and other strategic alternatives. The most significant business that will be affected by these actions is our legacy North American voice business. We anticipate that the restructuring actions will result in significant reductions in revenue from this business area, while continuing with a core, higher margin revenue base sufficient to maintain network efficiencies.

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

As a result of these efforts, we estimate that we will incur cash restructuring charges of approximately $12 million to $14 million for severance and benefits in connection with the anticipated workforce reduction and approximately $4 million to $5 million related to the real estate consolidation. In addition, we are in the process of identifying and evaluating specific vendor contracts implicated by the restructuring in order to estimate the associated restructuring charge, which is expected to be material. Once determined, such estimate will be disclosed in a subsequent SEC report. Based on current plans, the majority of the restructuring charges related to severance and benefits will occur in the final quarter of 2004 and the restructuring charges related to real estate consolidations and termination of vendor contracts will occur in 2005. As a result of these restructuring activities, the Company will perform a review of its long-lived assets to determine if any impairment exists. As of the date of the filing of this quarterly report on Form 10-Q, we have eliminated approximately 250 employee positions under this restructuring plan.

Reorganization

Global Crossing Limited (formerly GC Acquisition Ltd.), a company organized under the laws of Bermuda in 2002 (“New GCL”), became the successor to Global Crossing Ltd., a company organized under the laws of Bermuda in 1997 (“Old GCL”), as a result of the consummation of the transactions contemplated by the Joint Plan of Reorganization, as amended (the “Plan of Reorganization”) of Old GCL and certain of its debtor subsidiaries (Old GCL, collectively with its debtor subsidiaries, the “GC Debtors”), pursuant to chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) on the Effective Date. For a description of the results of the consummation of the Plan of Reorganization and the accounting impact of the reorganization see Item 7, “Managements Discussion and Analysis of Financial condition and Results of Operations,” to our amended annual report on Form 10-K/A for the year ended December 31, 2003.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management continually evaluates its judgments, estimates and assumptions based on historical experience and available information. The following are the significant areas of our financial statements that involve significant judgment, assumptions, uncertainties and estimates. The estimates involved in these areas are considered critical because if actual results or events differ materially from those contemplated by management in making these estimates, the impact on our consolidated financial statements could be material. For a full description of our significant accounting policies, see Note 5, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements in our amended annual report on Form 10-K/A for the year ended December 31, 2003.

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

Percentage-of-Completion

Revenue and estimated profits under long-term contracts for subsea telecommunication installation by Global Marine are recognized under the percentage-of-completion method of accounting, whereby sales and profits are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs to complete. Provisions for anticipated losses are made in the period in which they first become determinable. The determination of estimated costs to complete involves significant estimation and assumption. On August 13, 2004, GMS was sold and, therefore, the results of their operations are presented as a discontinued operation for all periods presented.

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

Cost of Access Accruals

Background

Our cost of access primarily comprises usage-based voice charges paid to other carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities. Cost of access is our single largest expense, amounting to approximately 71% and 72%, respectively of our revenue for the three and nine months ended September 30, 2004.

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

As a result of the business restructuring plan discussed above, we will be performing a review of long-lived assets to determine if any impairment exists.

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

See further discussions in this Item and Note 10, “Restructuring Activity,” to the accompanying condensed consolidated financial statements included in this interim report on Form 10-Q, for information on restructuring activities during the nine months ended September 30, 2004.

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

For a description of our stock-based compensation programs, see Note 7, “Stock-Based Compensation”, to the accompanying condensed consolidated financial statements included in this interim report on Form 10-Q.

COMPARISON OF FINANCIAL RESULTS

The financial information presented in this report comprises the condensed consolidated financial information of (i) Successor for the three and nine months ended September 30, 2004; and (ii) Predecessor for the three and nine months ended September 30, 2003 restated. The condensed consolidated financial statements of the Predecessor were prepared while the Predecessor was still engaged in chapter 11 proceedings and, accordingly, were prepared in accordance with SOP 90-7. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted had Predecessor not been accounted for as a going concern.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

Revenues. Revenues for the three months ended September 30, 2004 and 2003 reflect the following changes:

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Three Months Ended September 30,
	2004	2003
	(in millions)
Commercial	$246	$257	$(11)	(4)%
Consumer	3	7	(4)	(57)%
Carrier:
Service revenue	367	411	(44)	(11)%
Amortization of prior period IRUs	1	21	(20)	(95)%

Total carrier	368	432	(64)	(15)%

Total revenue	$617	$696	$(79)	(11)%

Commercial revenues. Commercial revenues relates to the provision of voice, data and conferencing services to our customers, other than carriers and consumers.

	Successor	Predecessor
	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Voice services revenue	$108	$115	$(7)	(6)%
Data services revenue	117	124	(7)	(6)%
Conferencing services revenue	21	18	3	17%

Total commercial revenues	$246	$257	$(11)	(4)%

Commercial revenues decreased in the third quarter of 2004 as compared with the third quarter of 2003 as a result of declines in the average unit prices of voice, data, and conferencing services, as well as customer attrition due to continued intense competition in certain of our service areas. The lower unit prices were partially offset by modest increases in sales volume for voice and data services and significant sales volume increases for conferencing services. We experienced a slight change in our sales mix towards the higher margin data and conferencing products (56% of total commercial revenues in the third quarter of 2004 compared with 55% in the third quarter of 2003) from the lower margin voice services products. This sales mix change was primarily a result of growth in our conferencing services.

Voice services revenue decreased as a result of a greater than 10% decrease in average annual unit prices. The decrease in average annual unit prices is a result of continued intense competition in the North American domestic market. The decrease in revenue due to voice services price declines was partially offset by an increase in voice services sales volume of approximately 5%. The increase is a result of additional purchases from existing customers as well as sales to new customers.

Data services revenue decreased as a result of average unit price reductions and attrition of certain financial market customers. We have seen significant pricing declines in data services such as IP access and private line services. The rate of price declines for these products has slowed from prior trends and pricing for premium products such as IP VPN and Managed Service applications have declined at a slower rate. The decrease in revenue from price reductions and customer attrition was partially offset by an increase in sales volume for data service products. We have had significant increases in sales volume for our IP services products, including Internet access and IP VPN services.

Conferencing services revenue increased as a result of an over 50% increase in sales volume. The increase in sales volume is a result of greater collaboration between the conferencing and commercial sales force representatives to target new and existing customers not yet using Global Crossing’s conferencing services, the marketing of new iVideo and IP video conferencing services to these customers, and the revision of our pricing of conferencing services to attract customers to increase purchases of conferencing services. The increase in revenue as a result of the greater sales volume was partially offset by an over 25% decrease in average annual unit prices for conferencing services. The decrease in pricing for conferencing services is a result of continued competition and internal programs to attract additional business.

Consumer revenues. We continue to minimize our investment in our consumer business as we have determined that this business is not core to our strategy. We have no plans to grow this business as the costs to maintain and acquire customers are expected to exceed the benefits to our future profitability. Therefore we expect consumer revenues to continue to decline as a result of customer attrition and price erosion of the existing customer base.

Carrier revenues. Service revenue in the carrier channel relates to the provision of voice and data services to our telecommunications carrier customers.

	Successor	Predecessor
	Three Months Ended September 30,		$ Increase/ (Decrease)	%Increase/ (Decrease)
	2004	2003
	(in millions)
Voice services revenue	$315	$351	$(36)	(10)%
Data services revenue	52	60	(8)	(13)%

Total carrier service revenues	$367	$411	$(44)	(11)%

Carrier service revenues decreased in the third quarter of 2004 as compared with the third quarter of 2003 as a result of declines in the average unit prices of voice and data services. The lower unit prices were partially offset by modest increases in sales volume of both voice and data services. We experienced a slight change in our sales mix towards the lower margin voice services products (86% of total carrier services revenues in the third quarter of 2004 compared with 85% in the third quarter of 2003) from the higher margin data services products. This sales mix change was primarily a result of a significant increase in data services sales to a large carrier customer during the third quarter of 2003 that has since decreased its business with us significantly.

Voice services revenue decreased as a result of a greater than 15% decrease in average annual unit prices for both our United States (“US”) domestic and international long distance voice services products. The decrease is a result of continued competition in both the US domestic wireline services and international long distance services markets. The decrease in revenue from voice unit price declines was partially offset by increases in sales volume of approximately 10% in our US domestic wireline services. The increase is a result of greater penetration into Wireless, Cable, and ISP/ESP markets. Our sales volume remained relatively constant with prior years for international long distance services as a result of our actions to tighten our pricing and payment terms for the international reseller customers, which resulted in volume decreases with these resellers that offset volume increases with other international long distance customers. We expect our carrier voice services revenues to decrease between $40 million to $60 million in the fourth quarter of 2004 and even more significantly in the first quarter of 2005 as a result of initiatives taken by us as part of our recently announced business restructuring plan. We expect significant decreases in both domestic and international long distance voice services product sales.

Data services revenue decreased as a result of a decrease in average annual unit prices and a significant increase in data service sales to a large carrier customer during the third quarter of 2003 that has since decreased its business with us significantly, partially offset by increases in sales volume.

Revenue recognized relating to the amortization of IRUs sold in prior periods decreased in the third quarter of 2004 as compared with the third quarter of 2003 as a result of the adoption of fresh start accounting on the Effective Date. The adoption of fresh start accounting resulted in the elimination of approximately 90% of deferred revenue, to reflect its then fair value, resulting in the lower revenue recognized in the third quarter of 2004.

Operating Expenses. Components of operating expenses for the three months ended September 30, 2004 and 2003 restated were as follows:

	Successor	Predecessor
	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
		(Restated)
	(in millions)
Cost of access and maintenance	$463	$524	$(61)	(12)%
Other operating expenses	194	186	8	4%
Depreciation and amortization	45	34	11	32%

Total operating expenses	$702	$744	$(42)	(6)%

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

	Successor	Predecessor
	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
		(Restated)
	(in millions)
Cost of access	$435	$496	$(61)	(12)%
Maintenance expenses	28	28	—	—

Total COA&M	$463	$524	$(61)	(12)%

Cost of access for the three months ended September 30, 2003 includes a $13 million charge resulting from the restatement described earlier under “—Restatement of Previously Issued Financial Statements.” Our cost of access expense decreased as a result of initiatives to negotiate lower cost of access unit prices and eliminate non-revenue usage. These initiatives include: shifting suppliers, contract and tariff renegotiations, facility network access optimization including extending the access network closer to the customer as well as migrating lower trunk speeds to higher speeds, optimization through direct end office trunking and increased review of access charges, special promotions and disputes resolution. Usage based access charges decreased $43 million to $287 million in the three months ended September 30, 2004 from $330 million in the three months ended September 30, 2003. Usage based charges decreased as a result of per unit pricing reductions, partially offset by volume increases. Through our cost of access initiatives, we were able to negotiate pricing reductions to lower overall unit charges for usage-based access and almost maintain a flat margin for usage-based services even though our revenues decreased significantly. Leased line access charges decreased $18 million to $148 million in the three months ended September 30, 2004 from $166 million in the three months ended September 30, 2003. Our cost of access initiatives were successful in reducing our leased line based access charges greater than the decrease in revenues associated with these charges and modestly improve our gross margin for these services.

Third party maintenance expense was unchanged during the third quarter of 2004 compared with the third quarter of 2003.

Other operating expenses. Other operating expenses primarily consist of (i) cost of sales, relating to our managed services and conferencing services; (ii) real estate and network operations related expenses, including all administrative real estate costs; (iii) selling and marketing expenses; (iv) bad debt expense; (v) non-income taxes, including property taxes on owned real estate and trust fund related taxes such as gross receipts taxes, franchise taxes and capital taxes; and (vi) general and administrative expenses (“G&A”), including all administrative employee related expenses, regulatory costs, insurance and professional fees.

	Successor		Predecessor		$ Increase/ (Decrease)	% Increase/ (Decrease)
	Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2004	% of Revenue	2003	% of Revenue
Other operating expenses:
Cost of sales	$8	1.2%	$14	2.0%	$(6)	(43)%
Real estate and network operations	99	16.1%	96	13.8%	3	3%
Sales and marketing	33	5.4%	32	4.6%	1	3%
Bad debt expense	7	1.1%	12	1.7%	(5)	(42)%
Non-income taxes	6	1.0%	8	1.1%	(2)	(25)%
Stock-related expense	7	1.1%	—	—	7	NM
General and administrative	34	5.5%	24	3.5%	10	42%

Total other operating expenses	$194	31.4%	$186	26.7%	$8	4%

NM—not meaningful

Other Operating Expenses—

The decrease in cost of sales was, in part, a result of recognizing approximately $3 million of vendor charges in the third quarter of 2003 for service contracts that were either discontinued or expired prior to the third quarter of 2004. The decrease was partially offset by increases resulting from (a) leasing additional equipment to connect our customers to our network to deliver our managed services product as a result of increased managed services sales and (b) higher cost of sales rates upon renewal of old contracts with vendors for servicing our managed services product.

Real estate and network operations related expenses increased primarily as a result of (i) increased facility maintenance costs due to the aging of certain facilities, (ii) an increase in rental properties throughout 2003, resulting in rent increases on these properties for the full quarter of 2004 and (iii) increases in employee related costs as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 (although overall employee costs were lower as a result of lower headcount). The total 2004 annual bonus accrual for the third quarter was approximately $2 million. No annual bonus expenses were incurred in 2003 since comparable costs were recorded as reorganization items, as opposed to operating costs, during the pendency of our bankruptcy proceedings. These items were partially offset by (a) reductions in salaries and benefits expenses due to lower network operations headcount as a result of the benefit in 2004 of restructuring activities initiated during 2003, and (b) lower real estate taxes due to a real estate tax rebate for a property tax assessment in the United Kingdom received in the third quarter of 2004.

Sales and marketing expenses increased primarily due to (i) increases in salaries and benefits costs as a result of headcount increases in certain areas in 2004 and (ii) increases in marketing expenses as a result of new marketing programs to support our strategy of acquiring new customers upon emergence from bankruptcy. In addition, other employee related costs were higher in the three months ended September 30, 2004 from the same period in 2003, as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 for the marketing and salaried sales employees. As discussed above, no annual bonus expenses were incurred in 2003.

Bad debt expense decreased primarily due to improvements in the aging of our accounts receivable through focused collection efforts, enhanced evaluations of customers’ creditworthiness and credit limits and the tightening of our payment terms for our international long distance reseller customers which provided for lower levels of general reserve requirements. Our international long distance seller customers are generally higher financial risk than other customers and the tightening of payment terms with such customers has reduced this risk. In addition, we recorded approximately $1 million in bad debt expenses in the third quarter of 2003 related to a significant carrier customer defaulting on its payments.

Non-income taxes decreased as we have reduced payments for personal property, capital stock, franchise and gross receipts taxes in the three months ended September 30, 2004.

Stock-related expense for the third quarter of 2004 consists of (i) $4 million stock compensation expense related to the December 9, 2003 stock option grant and (ii) $3 million related to the March 8, 2004 restricted stock unit grant. See Note 6, “Stock-Based Compensation”, to the accompanying condensed consolidated financial statements included in this interim report on Form 10-Q. There were no stock related expenses incurred during the three months ended September 30, 2003 relating to Predecessor option grants, which were accounted for under APB No. 25.

G&A costs increased primarily as a result of (i) increases in professional fees expenses primarily related to the investigation and review of our cost of access liability and the planning, documenting and testing of our internal control systems for compliance with Sarbanes-Oxley Act requirements, (ii) recognizing a $3 million reduction in G&A expenses in the third quarter of 2003 related to our deferred gain on the disposal of our former GlobalCenter subsidiary, (iii) incurring $1 million of restructuring costs in the three months ended September 30, 2004 which are included in “other operating expenses” while restructuring costs incurred during the bankruptcy period were included as reorganization items (see “Reorganization Items, Net” below), and (iv) increases in employee related costs related to the accrual of an annual bonus expense in 2004 and salary increases effective January 1, 2004. As discussed above, no annual bonus expenses were incurred in 2003.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. The increase in depreciation and amortization in the third quarter of 2004 compared with the third quarter of 2003 is directly attributable to the revaluation of property and equipment and intangibles, as a result of the fresh start accounting adjustments, on the Effective Date, the impact of depreciating additional capital purchases since the Effective Date, and the $6 million write off of certain North American deferred customer installation costs in the third quarter of 2004.

Other income (expense) statement items. Other significant components of our condensed consolidated statements of operations for the three months ended September 30, 2004 and 2003 include the following:

	Successor	Predecessor
	Three Months Ended September 30, (unaudited)		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Interest expense, net	$(13)	$(4)	$9	225%
Other income (expense), net	2	(3)	5	NM
Reorganizations items, net	—	(30)	30	NM
Gain on preconfirmation contingencies	5	—	5	NM
Provision for income taxes	(6)	(1)	5	500%
Discontinued operations, net of tax	(4)	6	(10)	NM

Interest expense, net. Included in interest expense, net is the interest expense related to the Senior Secured Notes, the Bridge Loan Facility, capital lease obligations and certain tax liabilities, amortization of deferred finance costs related to the Senior Secured Notes and interest income.

	Successor	Predecessor
	Three Months Ended September 30, (unaudited)		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Interest expense and amortization of deferred finance costs	$(15)	$(4)	$11	275%
Interest income	2	—	(2)	NM

Interest expense, net	$(13)	$(4)	$9	225%

NM—not meaningful

The increase in interest expense and amortization of deferred finance costs is primarily a result of interest expense incurred from the Senior Secured Notes. During the third quarter of 2004, we recorded interest expense, including the amortization of deferred finance fees, related to the Senior Secured Notes and Bridge Loan Facility agreement of approximately $8 million. The increase in interest income in the third quarter of 2004 is a result of all interest income earned during the bankruptcy period (which included the entire third quarter of 2003) being reflected in reorganization items, net in accordance with the provisions of bankruptcy reporting pursuant to SOP 90–7.

Other income (expense), net. The increase in other income, net is primarily a result of changes in the amount of gains or losses resulting from foreign currency impacts on transactions partially offset by gains recorded in 2003 related to the extinguishment of obligations under long-term service agreements. Foreign currency transactions gains increased $8 million in the third quarter of 2004 to $1 million compared with a $7 million loss in the third quarter of 2003. The increase in other income was partially offset by a $3 million gain in the third quarter of 2003 related to the termination of our obligations under long-term prepaid lease agreements for services on our network through customer settlement agreements. As a result of these terminations, we no longer had any requirement to provide services to these customers and, therefore, the remaining deferred revenue was recognized in “other income.” During the third quarter of 2004 we did not recognize any gains from the extinguishment of our obligations under long-term service agreements.

Reorganization items, net. We have no reorganization items in the three months ended September 30, 2004 as a result of our emergence from bankruptcy on the Effective Date. During periods prior to the Effective Date, reorganization items represented expenses and income incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the condensed consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items comprise (i) costs related to the employee retention programs, (ii) retained professional fee costs associated with the reorganization, (iii) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy, (iv) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the Bankruptcy Court, and (v) costs incurred in connection with our continued restructuring efforts (see “Restructuring Charges” above for further discussion). The reorganization items consisted of the following:

Predecessor
Three Months Ended September 30, 2003
(unaudited)
Professional fees	$(20)
Retention plan costs	(6)
Vendor settlements	—
Restructuring costs	(7)
Interest income	3

Total reorganization items	$(30)

Gain on Preconfirmation Contingencies. During the three months ended September 30, 2004, the Company settled various third-party unasserted disputes and revised its estimated liability for other unasserted disputes related to periods prior to the commencement of chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulleting 11—Accounting for Preconfirmation Contingencies in Fresh Start Reporting and recorded a gain on the settlements and change in estimated liability of $5 million.

Provision for income taxes. The increase in the provision for income taxes is primarily attributable to the unique tax accounting that applies under fresh start accounting to deferred tax benefits realized by the Company following its emergence from bankruptcy protection. Fresh start accounting requires the realization of valuation allowances, related to net deferred tax assets that existed on or prior to the Effective Date, to be recorded as a reduction of intangibles until exhausted, and thereafter to be recorded as additional paid in capital. The $3 million tax provision for the third quarter of 2004 related to the application of these rules does not result in any cash taxes. In addition, minimum taxes were applicable beginning with the first quarter of 2004 in tax jurisdictions for which we were exempt in 2003 resulting in an increase of $1 million in the third quarter of 2004 as compared with the third quarter of 2003.

Discontinued operations, net of tax. As discussed in Note 4, “Discontinued Operations” to the accompanying condensed consolidated financial statements, on August 13, 2004 we consummated a series of transactions with Bridgehouse for the sale of Global Marine and the transfer our forty nine percent shareholding in SBSS. We have sold these assets, which were not considered core to our strategy. The results of their operations have been classified as discontinued operations for all periods presented. No gain was recorded on the sale of Global Marine. The sale of our shareholding in SBSS is subject to approval by the other joint venture holder and regulatory approval. Global Marine’s loss from operations increased $10 million to a loss of $4 million in the third quarter of 2004 compared with income of $6 million in the third quarter of 2003. The increase in the loss is primarily a result of a significant decline in installation and maintenance revenues due to the expiration of a significant maintenance contract on January 1, 2004, reduced installation activity and the early termination of two-sub charter agreements. Partially offsetting the decrease in revenues is a reduction in operating expenses as a result of Global Marine’s restructuring activities.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Revenues. Revenues for the nine months ended September 30, 2004 and 2003 reflect the following changes:

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Nine Months Ended September 30,
	2004	2003
	(in millions)
Commercial	$751	$801	$(50)	(6)%
Consumer	12	22	(10)	(45)%
Carrier:
Service revenue	1,141	1,198	(57)	(5)%
Amortization of prior period IRUs	3	63	(60)	(95)%

Total carrier	1,144	1,261	(117)	(9)%

Total revenue	$1,907	2,084	$(177)	(9)%

Commercial revenues. Commercial revenues relates to the provision of voice, data and conferencing services to our customers, other than carriers and consumers

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Nine Months Ended September 30,
	2004	2003
	(in millions)
Voice services revenue	$329	$362	$(33)	(9)%
Data services revenue	360	377	(17)	(5)%
Conferencing services revenue	62	62	—	—

Total commercial revenues	$751	$801	$(50)	(6)%

Commercial revenues decreased in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 as a result of declines in the average unit prices of voice, data, and conferencing services, as well as customer attrition due to continued intense competition in certain of our service areas. The lower unit prices were partially offset by modest increases in sales volume for voice and data services and significant sales volume increases for conferencing services. We experienced a slight change in our sales mix towards the higher margin data and conferencing products (56% of total commercial revenues in the nine months ended September 30, 2004 compared with 55% in the nine months ended September 30, 2003) from the lower margin voice services products. This sales mix change was primarily a result of growth in our IP and global managed services sales, and lower data customer attrition than voice customer attrition during the bankruptcy period.

Voice services revenue decreased as a result of a greater than 10% decrease in average annual unit prices. The decrease in average annual unit prices is a result of continued intense competition in the North American domestic market. The decrease in revenue due to voice services price declines was partially offset by an increase in voice services sales volume of approximately 5%. The increase is a result of additional purchases from existing customers as well as sales to new customers.

Data services revenue decreased as a result of average unit price reductions and attrition of certain financial market customers. We have seen significant pricing declines in data services such as IP access and private line services. The rate of price declines for these products has slowed from prior trends and pricing for premium products such as IP VPN and Managed Service applications have declined at a slower rate. The decrease in revenue from price reductions and customer attrition was partially offset from an increase in sales volume for data service products. We have had significant increases in sales volume for our IP services products, including Internet access and IP VPN services.

Conferencing services revenue was constant between periods. Revenue increases related to volume growth were offset by pricing decreases for conferencing services. The increase in sales volume is a result of greater collaboration between the conferencing and commercial sales force representatives to target new and existing customers not yet using Global Crossing’s conferencing services, the marketing of new iVideo and IP video conferencing services to these customers, and the revision of our pricing of conferencing services in the 3rd quarter of 2004 to attract customers to purchase greater conferencing services. The decrease in pricing for conferencing services is a result of continued competition and internal programs to attract additional business.

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

	Successor	Predecessor
	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
	(in millions)
Voice services revenue	$985	$1,035	$(50)	(5)%
Data services revenue	156	163	(7)	(4)%

Total carrier service revenues	$1,141	$1,198	$(57)	(5)%

Carrier service revenues decreased in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 as a result of declines in the average unit prices of voice and data services. The lower unit prices were partially offset by modest increases in sales volume of both voice and data services. Our sales mix between the higher margin data services and lower margin voice services remained constant for both periods at 14% and 86%, respectively, of carrier services revenue.

Voice services revenue decreased as a result of a greater than 15% decrease in average annual unit prices for both our US domestic and international long distance voice services products. The decrease is a result of continued competition in both the US domestic wireline services and international long distance services markets. The decrease in revenue from voice unit price declines was partially offset by increases in sales volume greater than 10% and 15%, respectively, for our US domestic wireline and international long distance services. The increase in United States domestic wireline services and international long distance markets is a result of greater penetration into Wireless, Cable, and ISP/ESP markets. We expect our carrier voice services revenues to decrease between $40 million to $60 million in the fourth quarter of 2004 and even more significantly in the first quarter of 2005 as a result of initiatives taken by us as part of our recently announced business restructuring plan. We expect significant decreases in both domestic and international long distance voice services product sales.

Data services revenue decreased as a result of a decrease in average annual unit prices and a significant increase in data service sales to a larger carrier customer during the third quarter of 2003 that has since decreased its business with us significantly, partially offset by an increase in sales volume. The decrease in average unit prices is due to continued competition in the carrier markets. The majority of the increase in sales volume relates to sales of IP services (IP access and VPN to the Cable, ISP/ESP, and University data markets).

Revenue recognized relating to the amortization of IRUs sold in prior periods decreased in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 as a result of the adoption of fresh start accounting on the Effective Date. The adoption of fresh start accounting resulted in the elimination of approximately 90% of deferred revenue, to reflect its then fair value, resulting in lower revenue recognized in the nine months ended September 30, 2004.

Operating Expenses. Components of operating expenses for the nine months ended September 30, 2004 and 2003 restated were as follows:

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Nine Months Ended September 30,
	2004	2003
		(Restated)
	(in millions)
Cost of access and maintenance	$1,450	$1,594	$(144)	(9)%
Other operating expenses	579	563	16	3%
Depreciation and amortization	127	100	27	27%

Total operating expenses	$2,156	$2,257	$(101)	(4)%

Cost of access and maintenance (“COA&M”).

	Successor	Predecessor
	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	2003
		(Restated)
	(in millions)
Cost of access	$1,364	$1,499	$(135)	(9)%
Maintenance expenses	86	95	(9)	(9)%

Total COA&M	$1,450	$1,594	$(144)	(9)%

Cost of access for the nine months ended September 30, 2003 includes a $55 million charge resulting from the restatement described earlier under “Restatement of Previously Issued Financial Statements”. Our cost of access expense decreased as a result of initiatives to negotiate lower cost of access unit prices and eliminate non-revenue usage. These initiatives include: shifting suppliers, contract and tariff renegotiations, facility network access optimization including extending the access network closer to the customer as well as migrating lower trunk speeds to higher speeds, optimization through direct end office trunking and increased review of access charges, special promotions and disputes resolution. Usage based access charges decreased $98 million to $913 million in the nine months ended September 30, 2004 from $1.011 billion in the nine months ended September 30, 2003. Usage based charges decreased as a result of per unit pricing reductions, partially offset by volume increases. Leased line access charges decreased $37 million to $451 million in the nine months ended September 30, 2004 from $488 million in the nine months ended September 30, 2003. Through our cost of access initiatives we were able to reduce our cost of access charges and modestly improve our gross margin.

Third party maintenance expenses decreased primarily as a result of optimizing vendor arrangements with certain terrestrial and equipment maintenance vendors and the transition of certain third party managed costs into employee-managed maintenance at lower rates (which is included in “other operating expenses” below).

Other operating expenses.

	Successor		Predecessor
	Nine Months Ended September 30,		Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2004	% of Revenue	2003	% of Revenue
			(in millions)
Other operating expenses:
Cost of sales	$34	1.8%	$36	1.7%	$(2)	(6)%
Real estate and network operations	294	15.4%	299	14.4%	(5)	(2)%
Sales and marketing	100	5.2%	93	4.5%	7	8%
Bad debt expense	14	0.7%	38	1.8%	(24)	(63)%
Non-income taxes	20	1.1%	25	1.2%	(5)	(20)%
Stock-related expense	20	1.1%	—	—	20	NM
General and administrative	97	5.1%	72	3.4%	25	35%

Total other operating expenses	579	30.4%	$563	27.0%	$16	3%

NM—not meaningful

Other Operating Expenses—

The decrease in cost of sales was, in part, a result of recognizing approximately $5 million of vendor charges in the third quarter of 2003 for service contracts that were either discontinued or expired prior to the third quarter of 2004. The decrease was partially offset by increases resulting from (a) leasing additional equipment to connect our customers to our network to deliver our managed services product as a result of increased managed services sales and (b) higher cost of sales rates upon renewal of old contracts with vendors for servicing our managed services product.

Real estate and network operations related expenses decreased primarily as a result of (i) reductions in salaries and benefits expenses due to lower network operations headcount as a result of the benefit in 2004 of restructuring activities initiated during 2003, and (ii) lower real estate taxes due to an approximate $11 million real estate tax rebate for a property tax assessment in the United Kingdom received in the nine months ended September 30, 2004. These items were partially offset by (a) an increase in rental properties throughout 2003, resulting in rent increases on these properties for all of 2004, (b) increased facility maintenance costs due to the aging of certain facilities, and (c) increases in employee related costs as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 (although overall employee costs were lower as a result of lower headcount). The total 2004 annual bonus accrual for the nine months ended September 30, 2004 was approximately $6 million. No annual bonus expenses were incurred in 2003 since comparable costs were recorded as reorganization items, as opposed to operating costs, during the pendency of our bankruptcy proceedings.

Sales and marketing expenses increased primarily due to (i) increases in salaries and benefits costs as a result of headcount increases in certain areas 2004, and (ii) increases in marketing expenses as a result of new marketing programs to support our strategy of acquiring new customers upon emergence from bankruptcy. In addition, other employee related costs were higher in the nine months ended September 30, 2004 from the same period in 2003, as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 for the marketing and salaried sales employees. As discussed above, no annual bonus expenses were incurred in 2003.

Bad debt expense decreased primarily due to (i) improvements in the aging of our accounts receivable through focused collection efforts, enhanced evaluations of customers’ creditworthiness and credit limits and the tightening of our payment terms for our international long distance reseller customers which provided for lower levels of general reserve requirements, (ii) an approximate $2 million recovery in the nine months ended September 30, 2004 from a significant carrier customer for previously reserved balances, and (iii) the fact that we recorded approximately $8 million in bad debt expenses during the nine months ended September 30, 2003 related to two significant carrier customer defaulting on their payments. Our international long distance reseller customers are generally higher financial risk than other customers and the tightening of payment terms with such customers has reduced this risk.

Non-income taxes decreased as we have reduced payments for personal property, capital stock, franchise and gross receipts in the nine months ended September 30, 2004.

Stock-related expense for the nine months ended September 30, 2004 consists of (i) $13 million stock compensation expense related to the December 9, 2003 stock option grant, and (ii) $7 million related to the March 8, 2004 restricted stock unit grant. See Note 7, “Stock-Based Compensation”, to the accompanying condensed consolidated financial statements included in this interim report on Form 10-Q. There were no stock related expenses incurred during the nine months ended September 30, 2003 relating to Predecessor option grants which were accounted for under APB No. 25.

G&A costs increased as a result of (i) increases in professional fees expenses primarily related to the investigation and review of our cost of access liability and the planning, documenting, and testing of our internal control systems for compliance with Sarbanes-Oxley Act requirements, (ii) recognizing a $9 million reduction in G&A expenses in the nine months ended September 30, 2003 related to our deferred gain on the disposal of our former GlobalCenter subsidiary, (iii) incurring $3 million of restructuring costs in the nine months ended September 30, 2004 which are included in “other operating expenses” while restructuring costs incurred during the bankruptcy period were included as reorganization items (see “Reorganization items, net” below), and (iv) increases in employee related costs as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004. As discussed above, no annual bonus expenses were incurred in 2003. The increase related to the items above were partially offset by decreases in communications costs as a result of programs to reduce our mobile and long distance charges by converting to VOIP technology and other cost saving initiatives.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. The increase in depreciation and amortization in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 is directly attributable to the revaluation of property and equipment and intangibles, as a result of the fresh start accounting adjustments, on the Effective Date, the impact of depreciating additional capital purchases since the Effective Date and the write off of certain deferred customer installation costs.

Other income statement items. Other significant components of our condensed consolidated statements of operations for the nine months ended September 30, 2004 and 2003 include the following:

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Nine Months Ended September 30, (unaudited)
	2004	2003
	(in millions)
Interest expense, net	$(28)	$(12)	$16	133%
Other income, net	7	21	(14)	(67)%
Reorganizations items, net	—	(36)	36	NM
Gain on preconfirmation contingencies	5	—	5	NM
Provision for income taxes	(33)	(4)	29	725%
Discontinued operation, net of tax	(26)	—	(26)	NM

Interest expense, net. Included in interest expense, net is the interest expense related to the Senior Secured Notes, the Bridge Loan Facility, capital lease obligations and certain tax liabilities, amortization of deferred finance costs related to the Senior Secured Notes and interest income.

	Successor	Predecessor	$ Increase/ (Decrease)	% Increase/ (Decrease)
	Nine Months Ended September 30, (unaudited)
	2004	2003
	(in millions)
Interest expense and amortization of deferred finance costs	$(34)	$(12)	$22	183%
Interest income	6	—	(6)	NM

Interest expense, net	$(28)	$(12)	$16	133%

NM—not meaningful

The increase in interest expense and amortization of deferred finance costs is primarily a result of interest expense incurred from the Senior Secured Notes. During the nine months ended September 30, 2004, we recorded interest expense, including the amortization of deferred finance fees, related to the Senior Secured Notes and Bridge Loan Facility of approximately $20 million. The increase in interest income for the nine months ended September 30, 2004 is a result of all interest income earned during the bankruptcy period (the entire first nine months of 2003) being reflected in reorganization items, net in accordance with the provisions of bankruptcy reporting pursuant to SOP 90-7.

Other income, net. The decrease in other income, net is primarily a result of changes in the amount of gains or losses resulting from foreign currency impacts on transactions, gains from the extinguishment of obligations under long-term service agreements during 2003 partially offset by a gain recorded in 2004 for recovery of legal fees under our Directors and Officers insurance policy. Foreign currency transaction gains decreased $8 million in the nine months ended September 30, 2004 to a $3 million transaction loss compared with a $5 million transaction gain in the nine months ended September 30, 2003. Further, during the nine months ended September 30, 2003 certain of our obligations under long-term prepaid lease agreements for services on our network were terminated either through customer settlement agreements or through bankruptcy proceedings of the customers that purchased services from us. As a result of these terminations, we no longer had any requirement to provide services to these customers and therefore, the remaining deferred revenue of approximately $12 million was recognized in “other income.” During the nine months ended September 30, 2004 we did not recognize any gains from the extinguishment of our obligations under long-term service agreements. During the nine months ended September 30, 2004 we recorded an $8 million gain from a recovery of legal fees incurred for class action lawsuits under our Directors and Officers insurance policy.

Reorganization items, net. We have no reorganization items in the nine months ended September 30, 2004 as a result of our emergence from bankruptcy on the Effective Date. During periods prior to the Effective Date, reorganization items represented expenses and incomes incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the condensed consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items comprise (i) costs related to the employee retention programs, (ii) retained professional fee costs associated with the reorganization, (iii) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy, (iv) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the Bankruptcy Court, and (v) costs incurred in connection with our continued restructuring efforts (see “Restructuring Charges” above for further discussion). The reorganization items consisted of the following:

Predecessor
Nine Months Ended September 30, 2003
(unaudited)
Professional fees	$(62)
Retention plan costs	(18)
Vendor settlements	44
Restructuring costs	(8)
Interest income	8

Total reorganization items	$(36)

Gain on Preconfirmation Contingencies. During the nine months ended September 30, 2004, the Company settled various third-party unasserted disputes and revised its estimated liability for other unasserted disputes related to periods prior to the commencement of chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulleting 11—Accounting for Preconfirmation Contingencies in Fresh Start Reporting and recorded a gain on the settlements and change in estimated liability of $5 million.

Provision for income taxes. The increase in the provision for income taxes is primarily attributable to the unique tax accounting that applies under fresh start accounting to deferred tax benefits realized by us following our emergence from bankruptcy protection. Fresh start accounting requires the realization of valuation allowances, related to net deferred tax assets that existed on or prior to the Effective Date, to be recorded as a reduction of intangibles until exhausted, and thereafter to be recorded as additional paid in capital. The $24 million tax provision for the nine months ended September 30, 2004 related to the application of these rules does not result in any cash taxes. In addition, minimum taxes were applicable beginning with the first quarter of 2004 in tax jurisdictions for which we were exempt in 2003 resulting in an increase of $3 million in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003.

Discontinued operations, net of tax. As discussed in Note 4, “Discontinued Operations”, to the accompanying condensed consolidated financial statements, on August 13, 2004 we consummated a series of transactions with Bridgehouse for the sale of Global Marine and the transfer our forty nine percent shareholding in SBSS. We have sold these assets, which were not considered core to our strategy. The results of their operations have been classified as discontinued operations for all periods presented. No gain was recorded on the sale of Global Marine. The sale of our shareholding in SBSS is subject to approval by the other joint venture holder and regulatory approval. Global Marine’s loss from operations increased $26 million to a loss of $26 million in the nine months ended September 30, 2004 compared with no loss in the nine months ended September 30, 2003. The increase in the loss is primarily a result of a significant decline in installation and maintenance revenues due to the expiration of a significant maintenance contract on January 1, 2004, reduced installation activity and the early termination of two-sub charter agreements. Partially offsetting the decrease in revenues is a reduction in operating expenses as a result of Global Marine’s restructuring activities.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At September 30, 2004, our available liquidity consisted of $88 million of unrestricted cash and cash equivalents. At September 30, 2004, we also held $17 million ($12 million of which is included in long-term other assets) in restricted cash. This restricted cash represents collateral relating to certain letters of credit, guarantees, performance bonds and deposits.

The Company expects that its available liquidity will continue to decline during the remainder of 2004 due to operating cash flow requirements and estimated payments of $28 million for deferred reorganization costs, and that the Company will require substantial additional cash to fund operating cash flow requirements in future quarters.

On May 18, 2004, the Company reached agreement with a subsidiary of ST Telemedia, to provide the Company with up to $100 million in financing under a senior secured loan facility (the “Bridge Loan Facility”). The Bridge Loan Facility was entered into by the Company’s primary operating company subsidiary in the United Kingdom, Global Crossing (UK) Telecommunications Limited (“GCUK”), and STT Communications Ltd. (“STTC”). STTC subsequently assigned its rights and obligations under the Bridge Loan Facility to STT Crossing Ltd., another subsidiary of ST Telemedia (“STT Crossing”). All $100 million of availability under the Bridge Loan Facility had been borrowed by October 1, 2004. On November 2, 2004, the Bridge Loan Facility was amended to increase the availability thereunder to $125 million, and the Company borrowed the additional $25 million on November 5, 2004. The Bridge Loan Facility was originally scheduled to mature on December 31, 2004 and initially bore interest at a rate equal to one-month LIBOR plus 9.9%. Every 90 days after the May 18, 2004 closing, the spread over LIBOR increases by 0.5%. In addition, the Company is required to pay a fee of 1.0% per annum on any undrawn portion of the Bridge Loan Facility.

On November 5, 2004, STT Crossing and STT Hungary, the subsidiary of ST Telemedia that holds the Senior Secured Notes, agreed to the deferral of certain payments on the Bridge Loan Facility and the Senior Secured Notes. Specifically, STT Crossing and STT Hungary agreed to defer approximately $15 million in aggregate interest payments otherwise due in December 2004 until the earlier of January 15, 2005 and the completion of the GCUK secured debt financing referred to below. STT Crossing also agreed to defer the final maturity date of the Bridge Loan Facility from December 31, 2004 to the earlier of January 15, 2005 or the completion of the GCUK secured debt financing (when borrowings under the Bridge Loan Facility would be refinanced, as described below). As a result of these deferrals, the Company has sufficient liquidity to meet its anticipated liquidity needs through December 2004, by which time the Company believes that it can complete the recapitalization plan described below (the “Recapitalization Plan”). If the Company is unable to complete the Recapitalization Plan this December and to improve operating results to achieve positive operating cash flows in the future, the Company will be unable to meet its anticipated liquidity requirements.

During 2004, the Company has been seeking to arrange financing to provide it with additional liquidity . Such financing has been expected to include a secured debt financing by GCUK and a working capital facility secured by certain accounts receivable. The indenture for the Senior Secured Notes permits the Company to incur the following (now subject to the terms of the restructuring agreement described below): (i) up to $150 million in additional debt under one or more working capital facilities, (ii) up to $50 million in purchase money debt or capital lease obligations, (iii) up to $10 million in debt for general corporate purposes and (iv) additional subordinated debt if the Company satisfies the leverage ratio specified in the indenture, although the Company does not expect to satisfy such ratio for the foreseeable future.

Although the indenture for the Senior Secured Notes permits the Company to borrow up to $150 million under one or more working capital facilities, discussions with potential lenders revealed that an amendment of the collateral security provisions of the Senior Secured Notes would be required in order for the Company to obtain financing under such a working capital facility. In addition, the Company’s long-term financing requirements are substantially in excess of the amounts permitted to be incurred under the Senior Secured Notes indenture. Thus, in order to permit a secured debt financing by GCUK and a working capital facility to proceed, on October 8, 2004 the Company entered into a restructuring agreement with STTC, STT Crossing and STT Hungary (the “Restructuring Agreement”).

The Restructuring Agreement contemplates the simultaneous occurrence of the following transactions: (1) the closing of a secured debt financing by GCUK, through which the Company believes it can raise gross proceeds of $300 million or more; (2) the release of the security interests securing the Senior Secured Notes and the Bridge Loan Facility; (3) the repayment of $75 million of the Senior Secured Notes; and (4) the refinancing of the Bridge Loan Facility and the remaining Senior Secured Notes by $250 million principal amount of 4.7% payable-in-kind secured debt instruments (the “GCL Convertible Notes”) that will be mandatorily convertible into common equity of GCL after four years, or converted earlier at ST Crossing’s and STT Hungary’s option, into approximately 16.2 million shares of common stock of the Company (assuming conversion after four years at the conversion price of $18.60 per share), subject to certain adjustments. The GCL Convertible Notes will be secured in a manner substantially similar to the Senior Secured Notes, except that they will not have liens on assets of GCUK. In addition, the Restructuring Agreement contemplates that STT Crossing and STT Hungary will negotiate in good faith with prospective lenders under a working capital facility to be secured by certain accounts receivable regarding the intercreditor arrangements relating to the collateral security provisions of such facility. The Restructuring Agreement contains general descriptions of these transactions and is subject to completion of definitive documentation satisfactory to the parties and a number of other material conditions described therein. The Company can provide no assurance that the Recapitalization Plan will be completed.

Based on the Company’s operating plan and commitment to adhere to that plan, ST Telemedia previously indicated, in early October 2004, to our prior independent public accountants, Grant Thornton LLP,

ST Telemedia’s non-binding intention, if the Company cannot arrange additional financing by the end of November 2004, to provide up to $155 million of financial support to the Company (which support could come, in part, in the form of a restructuring or refinancing of the $125 million Bridge Loan Facility and the interest payments due thereunder) to be used as additional working capital to fund the needs of the Company’s business as required through the first quarter of 2005, on such terms and conditions as the Company and ST Telemedia may agree. While ST Telemedia has indicated its intention to provide this financial support to the Company if necessary and management expects that ST Telemedia would make such financial support available if the Recapitalization Plan does not close on a timely basis, neither ST Telemedia nor any of its affiliates has any contractual obligation to provide financial support to the Company, and the Company can provide no assurance that ST Telemedia would provide any such financial support.

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

Cash Management Impacts and Working Capital

Condensed Consolidated Statements of Cash Flows

	Successor	Predecessor
	Nine Months Ended September 30,
	2004	2003	$ Increase (Decrease)
		(Restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(324)	$(204)	$(120)
Discontinued operations, net	26	—	26
Reorganization items, net	—	36	(36)
Deferred reorganization costs	(84)	—	(84)
Depreciation, amortization, stock compensation, bad debt expense and non-cash income tax provision	185	138	47
Amortization revenue of prior period IRUs	(3)	(63)	60
Non cash other income	—	(12)	12
Gain on preconfirmation contingencies	(5)	—	(5)
Cash used in reorganization items	—	(112)	112
Other changes in operating assets and liabilities	71	133	(62)
Net cash used in discontinued operations	(12)	(15)	3

Cash flows used in operating activities	(146)	(99)	(47)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(75)	(118)	43
Change in restricted cash and cash equivalents	—	(3)	3
Proceeds from sale of equity interest in holding companies	4	—	4
Proceeds from sale of discontinued operations	1	—	1
Proceeds from asset sales	19	3	16

Cash flows used in investing activities	(51)	(118)	67

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from short-term borrowings	80	—	80
Repayment of capital lease obligations	(10)	(9)	(1)
Other	(2)	—	(2)

Cash flows provided by (used in) financing activities	68	(9)	77

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	1	6	(5)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(128)	$(220)	$92

Our working capital decreased $322 million to a negative working capital of $470 million at September 30, 2004 compared to a negative working capital of $148 million at December 31, 2003. The decrease in working capital is primarily due to (i) over $100 million of operating cash flow losses, (ii) approximately $75 million of cash paid for capital expenditures, (iii) the elimination of approximately $57 million of working capital as at December 31, 2003 as a result of the sale of Global Marine in 2004 and (iv) the transfer of long-term restructuring and deferred reorganization liabilities to current as a result of the liabilities becoming due within one year of September 30, 2004.

Cash Flow Activity for the nine months ended September 30, 2004

Cash and cash equivalents decreased $128 million in the nine months ended September 30, 2004 to $88 million from $216 million at December 31, 2003. Our unrestricted cash decreased as a result of continued

operating cash flow losses, capital expenditures, payments made related to deferred reorganization costs, restructuring costs, and final fees and expenses paid to professionals retained in the bankruptcy proceedings. The decrease in cash is partially offset by the collection of receipts related to sales of services, prepaid service/IRU agreements, miscellaneous receipts from VAT refunds, interest on deposits, proceeds from the sale of our equity interest in two holding companies and marketable securities, property tax rebates and other receipts and financing received under the Bridge Loan Facility.

During the nine months ended September 30, 2004, we collected approximately $1.947 billion of cash receipts from sales of services. We also collected approximately $41 million under prepaid service/IRU agreements, of which $38 million related to a prepaid service/IRU from one customer, which represented the final installment due under a settlement agreement entered into during 2003. Operating expense disbursements, including $21 million related to retention plan payments, were approximately $2.065 billion in the nine months ended September 30, 2004. Cash disbursements for cost of access were approximately $1.327 billion for the nine months ended September 30, 2004. Other operating cash disbursements (including cost of sales, real estate, payroll, third party maintenance, general and administrative costs and the final retention plan payment related to 2003) for the nine months ended September 30, 2004 were approximately $737 million. Cash paid for capital expenditures and the repayment of capital lease obligations were approximately $75 million and $10 million, respectively. Payments related to deferred reorganization costs, restructuring costs and fees for professionals retained in the bankruptcy proceedings were approximately $133 million. Miscellaneous receipts collected in the nine months ended 2004 were approximately $96 million which included approximately $32 million related to VAT and directors and officers insurance policy refunds, $20 million related to property tax rebates, $19 million related to proceeds from the sale of marketable securities, $4 million related to proceeds from the sale of our equity interests in holding companies and other miscellaneous receipts. We received $80 million in financing under the Bridge Loan Facility during the nine months ended September 30, 2004.

Cash Flows from Operating Activities—

Cash flows used by operations increased $47 million for the nine months ended 2004 as compared with the same period in 2003. The increase in cash flows used by operations is primarily as a result of a decrease in cash provided by changes in operating assets and liabilities. This decrease in cash provided by changes in operating assets and liabilities is mainly due to an increase in access vendor and restructuring liability payments during 2004 and greater levels of cash collections for services and prepaid capacity/IRU agreements during 2003. Changes in operating assets and liabilities are subject to significant variability from quarter to quarter depending on the timing of operating cash receipts and payments. This increase in cash flows used by operations as a result of changes in operating assets and liabilities was partially offset by a decrease in reorganization related payments as a result of our emergence from bankruptcy protection on the Effective Date. Reorganization payments, including deferred reorganization costs, decreased $28 million for the nine months ended September 30, 2004 to $84 million as compared with $112 million for the nine months ended September 30, 2003. The decrease in reorganization related payments is due to a decrease in professional fees, retention and restructuring payments partially offset by payments related to deferred reorganization costs payable after the Effective Date to certain access providers and other claimants.

Cash Flows from Investing Activities—

Cash flows from investing activities declined $67 million during the nine months ended September 30, 2004 compared with the same period of 2003. Capital expenditures were greater in the first nine months of 2003 primarily as a result of payments made by our foreign subsidiaries that were not protected from local vendors under the bankruptcy laws of the United States, for capital projects completed prior to the bankruptcy filing in

January 2002. In addition, GCUK paid approximately $25 million in capital expenditures in the nine months ended September 30, 2003 on two significant projects that did not require additional capital expenditures in the nine months ended September 30, 2004. Capital expenditures during the nine months ended September 30, 2004 primarily related to network and information technology expenditures. The network expenditures primarily consist of capital spending to meet our anticipated network needs to acquire and/or expand existing customer service capabilities. These expenditures include significant amounts to convert several of our points of presences from time division multiplexing technology to voice over internet protocol technology. The information technology expenditures consist of development projects to enhance and automate our ‘sales order to cash’ process as well as improve and expand our suite of internet protocol products and refresh our personal computer and server inventory. Proceeds from asset sales increased primarily as a result of a sale of a two marketable securities for approximately $19 million. During the nine months ended September 30, 2004 we received $4 million in proceeds related to the sale of our equity interest in two non-operating holding companies.

Cash Flows from Financing Activities—

Cash flows from financing activities for the nine months ended September 30, 2004 increased $77 million compared with the nine months ended September 30, 2003 primarily as a result of the receipt of $80 million of short-term debt borrowings under the Bridge Loan Facility. The majority of the remaining activity is the repayment of capital lease obligations primarily related to lease payments for GCUK’s network.

Contractual Cash Commitments

During the nine months ended September 30, 2004 we entered into the following significant purchase commitments: (i) an agreement with one of our access providers to purchase at least $5 million of services in 2004 and a total of $70 million over the next five years; (ii) two agreements with our network equipment vendors to purchase equipment to support our managed services product in an amount equal to approximately $8 million in 2004 and a total of approximately $64 million over the next five years; and (iii) two agreements with our maintenance service providers to purchase approximately $6 million of services in 2004 and a total of approximately $65 million over the next five years.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our revenue in our carrier sales channel is generated from services to other carriers in the telecommunications industry. For the three and nine months ended September 30, 2004, our revenues from the carrier sales channel represented approximately 60% of our consolidated revenues.

Off-balance sheet arrangements

There have been no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2004.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s December 31, 2003 amended annual report on Form 10-K/A for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

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

Subsequent to the filing of the Original 10-K Filing, in the course of preparing our financial statements for the first quarter of 2004 in early April 2004, management became concerned about the adequacy of our accrued cost of access liabilities. Cost of access includes usage-based charges paid to other carriers to originate and terminate switched voice traffic and leased line charges for dedicated facilities. Management presented its concerns to the Audit Committee and, at the direction of the Audit Committee, continued its internal review of our accrued cost of access liabilities and cost of access expenses and the related internal control environment. On April 27, 2004, we announced management’s preliminary assessment of the under accrual of the cost of access liabilities at year-end 2003 and that we expected to restate previously reported financial statements. We also stated that our previously reported financial statements for the years ended December 31, 2003 and 2002 should be disregarded pending the outcome of our review of our cost of access liabilities. On April 29, 2004, we announced that Grant Thornton had notified us that its audit reports dated March 8, 2004, December 23, 2003 and September 10, 2003 covering calendar years 2001, 2002 and 2003 could no longer be relied upon.

On May 3, 2004, we announced that the Audit Committee had retained Deloitte & Touche to conduct an independent investigation of the facts and circumstances surrounding the understatement of the cost of access liabilities and expenses and the causes that may have given rise thereto, including, if relevant, associated internal control issues and issues of management integrity. Deloitte & Touche’s investigation included reading more than 90,000 e-mails and numerous other documents and interviewing 26 employees. On June 21, 2004, we announced that Deloitte & Touche had completed its investigation and that the investigative procedures it performed did not reveal any management integrity issues related to the cost of access liabilities and expenses, or any knowledge by management of an understatement of our accrued cost of access liabilities related to the year-end 2003 financial statements until after the date of the Original 10-K Filing. Based upon the investigative procedures it performed, Deloitte & Touche observed that the Company had in place detailed processes and procedures for its cost of access accounting, but that control issues existed with respect to the Company’s cost of access accounting in North America. The processes and procedures relating to cost of access accounting are described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Cost of Access Accruals.”

In addition to Deloitte & Touche’s investigation, the Company conducted a review to determine the principal contributing factors that caused the underestimate of cost of access expenses that is the subject of the restatement covered by our 2003 amended annual report on Form 10-K/A. The root causes identified included inaccuracies in third party, industry standard rating databases used to estimate the rates associated with minutes purchased by us from access vendors, the impact of changing traffic routing practices of emerging telecommunications industry competitors on our cost estimation models, our increased reliance on CLECs to originate and terminate traffic, and disparities between the systems used by the Company and its third party service provider to manage fixed line costs.

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

In connection with the preparation of our 2003 amended annual report on Form 10-K/A, management, with the participation of our chief executive officer and chief financial officer, reevaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Exchange Act. As part of such reevaluation, management considered the cost of access internal control issues identified in Deloitte & Touche’s independent investigation and in management’s own internal review. Based upon management’s reevaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2003.

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

Since the discovery in April 2004 of the under accrual of the cost of access liabilities, the Company has implemented the following remediation measures:

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Exchange Act. As part of such evaluation, management considered the cost of access internal control issues identified in Deloitte & Touche’s independent investigation and in management’s own internal review. Management also considered those remediation measures identified above that were implemented prior to September 30, 2004, including the monthly rebuilding of the cost of access accrual on a 90 day lag basis using aggregate vendor invoices and cash payments. Based upon management’s evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were designed to provide reasonable assurance of meeting their objectives and were effective at a reasonable assurance level as of September 30, 2004. No change in our internal control over financial reporting was made during the third quarter of 2004 that materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

The Company is continuing to perform the systems and process evaluation testing of its internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, in order to allow our management to report on, and our auditors, Ernst & Young LLP, to attest to, our internal control over financial reporting. Although the Company has made significant progress in this regard and management expects to be in a position to complete its evaluation by year-end 2004, the time remaining for our auditors to complete the steps required for their attestation is short, and no assurances can be given that their work can be completed on a timely basis.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14, “Contingencies,” to the accompanying condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

Item 6. Exhibits

Exhibits filed as part of this report are listed below.

4.5	Amendment to the Credit Agreement, dated as of May 18, 2004 (the “Bridge Loan Facility”), by and among Global Crossing Limited, Global Crossing (UK) Telecommunications Limited, the other Loan Parties party thereto, and STT Communications Ltd., dated as of October 8, 2004 (filed herewith)
4.6	Restructuring Agreement, dated as of October 8, 2004, by and among Global Crossing Limited, Global Crossing Holdings Limited, Global Crossing North American Holdings, Inc., Global Crossing (UK) Telecommunications Limited, STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (filed herewith).
10.13	Form of Restricted Stock Unit Agreement applicable to directors and executive officers of Global Crossing Limited (filed herewith).
10.14	Form of Non-Qualified Stock Option Agreement applicable to John J. Legere (filed herewith).
10.15	Form of Restricted Stock Unit Agreement applicable to John J. Legere (filed herewith).
10.16	Form of Indemnity Agreement applicable to directors and Executive Committee members of Global Crossing Limited (filed herewith).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 15, 2004 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ DANIEL O’BRIEN
Daniel O’Brien Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)