Form 10-K
period 2004-12-31
GLOBAL CROSSING LTD
filed 2005-03-16
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $.01 per share

Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.).  Yes  ☒    No  ☐

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant as of June 30, 2004 was approximately $240.2 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of March 1, 2005, was 22,155,806.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement to be issued in connection with the 2005 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

GLOBAL CROSSING LIMITED AND SUBSIDIARIE S

For The Year Ended December 31, 2004

i

PART I

IT EM 1. BUSINESS

Introduction

Global Crossing Limited, or “New GCL,” was formed as an exempt company with limited liability under the laws of Bermuda in 2003. Global Crossing Ltd., a company formed under the laws of Bermuda in 1997 (“Old GCL”), and a number of its subsidiaries (collectively, the “GC Debtors”) had commenced cases under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On December 9, 2003, the joint plan of reorganization of the GC Debtors (the “Plan of Reorganization”) became effective (the “Effective Date”) and pursuant to the Plan of Reorganization Old GCL transferred substantially all of its assets to New GCL. New GCL thereby became the parent company of the Global Crossing consolidated group of companies and succeeded to Old GCL’s reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Except as otherwise noted herein, references in this annual report on Form 10-K to “Global Crossing,” “the Company,” “we,” “our” and “us” in respect of time periods on or prior to December 9, 2003 mean Old GCL and its subsidiaries (collectively, the “Predecessor”), while such references in respect of time periods after December 9, 2003 mean New GCL and its subsidiaries (collectively, the “Successor”).

We provide telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations, providing a full range of managed data and voice products and services.

Our principal executive offices are located at Wessex House, 45 Reid Street, Hamilton, Bermuda. Our principal administrative offices are located at 200 Park Place, Suite 300, Florham Park, New Jersey 07932. Our Internet address is www.globalcrossing.com, where you can find copies of this annual report on Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act, all of which we will make available free of charge as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

As of March 1, 2005, we employed approximately 3,600 people, of whom approximately 98% are full-time employees and the balance are part-time or temporary employees. We consider our employee relations to be good. None of our employees is currently covered by a collective bargaining agreement, other than approximately 50 employees in the United Kingdom.

Although we managed our global operations on a centralized basis within only one business segment (i.e., telecommunications services) during 2004, we operated in four geographic areas: North America, Europe, Asia/Pacific and Latin America. In 2005, we expect to reorganize our operations into two separate reportable segments representing the operations of our Global Crossing (UK) Telecommunications Limited subsidiary (together with its subsidiaries, “GCUK”) and the operations of the rest of the Company. See Note 25, “Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K.

Prior to August 13, 2004, we owned a second business segment engaged in the subsea cable installation and maintenance business: Global Marine Systems Limited (together with its subsidiaries, “Global Marine”). On August 13, 2004, we entered into a series of agreements with Bridgehouse Marine Limited (“Bridgehouse”) for the sale of Global Marine and the transfer of our forty-nine percent shareholding in SB Submarine Systems Company Ltd. (“SBSS”), a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration up to $15 million, subject to certain conditions set forth in the agreements. During the third quarter of 2004, we completed the sale of Global Marine for consideration of $1 million. No gain or loss was recorded on the sale. The sale of our interest in SBSS is not yet completed and is currently subject to the approval of the other joint venture holder and regulatory approval of the Chinese government, which is expected to occur by mid-2005. Our agreement for the transfer of our interest in SBSS to Bridgehouse expires in October 2005.

Business Strategy

Global Crossing’s strategy is predicated on providing global data and Internet Protocol (“IP”)-based telecommunications solutions to enterprises, governments and telecommunications carriers. Our extensive global network and advanced IP service platform are key to achieving our mission, which is to attain market leadership in global data and IP services.

To achieve this mission, in October 2004 we announced a number of strategic initiatives to increase our focus on higher margin global data and IP services offerings to multi-national enterprises, governments and carriers. These initiatives include enhancements to our distribution capabilities intended to promote distribution through direct and indirect sales channels, including systems integrators and alliances with other carriers. At the same time, portions of our business that were underperforming relative to our financial expectations and that did not provide long-term strategic value were identified, and implementation plans were devised to achieve targeted levels of profitability or to exit those lines of business. These plans include downsizing our carrier voice business, primarily in North America, through pricing actions designed to maintain targeted gross margins for this service. These plans also include the divestiture or other exiting of our operations in consumer, small business, financial industry trader voice and calling card services. Finally, these plans called for workforce reductions, facility consolidation and other cost saving measures made possible by these strategic initiatives.

Customer segments with significant requirements for global IP services include enterprise customers in the financial services, high-tech, health care, transportation and distribution, and research and education sectors, as well as government customers, systems integrators, cable service providers and wireless service providers. We have aligned our direct sales channels around these segments and are developing alliances with major systems integrators and other carriers to reach large enterprise and government customers who seek turnkey solutions to their advanced telecommunications needs. By penetrating these markets with the advanced IP services that we offer, we intend to grow our IP services revenues and change the mix of business to expand margins.

We expect continued growth in the demand for global bandwidth and IP services due to a variety of trends. End-user traffic should continue to grow due to increased adoption of broadband access to the Internet by businesses and consumers. We expect the demand for data communications to be driven by the introduction of more powerful computers and software applications, facilitating higher download rates, and increased usage of e-mail, voice over IP (“VoIP”) services, streaming video, wireless local area networks, teleconferencing and other innovations. In addition, we expect global enterprises to continue to outsource their networking needs as companies require the use of networks to interact internally as well as with partners, customers and vendors, driving the demand for IP-based virtual private networks (“VPNs”) and managed services. We also expect mobile traffic growth to remain strong due to increased adoption of mobile communications, increased usage per mobile connection and increased usage of mobile data applications. Finally, we expect a continuation of the industry shift of business applications to IP-based platforms.

The competitive landscape in the telecommunications industry is beginning to change rapidly, and we believe we are well positioned to take advantage of these changes. The large-scale mergers taking place in the North American market and the business combinations in Europe and Latin America will cause many of our competitors to experience varying degrees of disruption, delay and inefficiency while integration issues are addressed. Moreover, as the number of viable service providers diminishes with industry consolidation, we expect to experience greater demand from customers seeking network diversity and redundancy. Our existing customer base, capabilities and extensive network of suppliers globally position us as a viable global alternative provider.

We believe that the following factors provide us with competitive advantages as we seek to increase market share in our target markets:

Technology and Innovation

•	Our network is designed for IP services

•	We can offer quality of service guarantees on a premise-to-premise basis globally

•	We were early market adopters of leading edge products and services, such as IP VPNs over a Multi-Protocol Label Switching (“MPLS”) core, VoIP and video over IP and integrated services digital network (“ISDN”) platforms

Security

•	We have held clearances to handle sensitive traffic for the UK government since 1989

•	We signed and have implemented a Network Security Agreement with the U.S. Government which imposes significant requirements on us relating to the security of the U.S. portions of our network

•	Our network includes advanced denial of service detection and prevention, including sophisticated monitoring, filtering and reporting tools

Customer Support

•	We use multiple, global network operating centers to monitor our global network 24/7 and to act as a single point of contact for all service matters

•	Our award-winning web-based customer interface, uCommand®, allows customers to monitor, manage, build and modify their networks in real-time

•	Periodic surveys of our customer base by an independent polling agent engaged by us consistently reflect customer satisfaction ratings that are among the highest in the industry in network performance, account support, service activity and billing assistance

Our strategy also calls for the continued close scrutiny of our cost structure, including our direct costs to sell and third party access costs. Our initiatives to reduce access costs include facility network access optimization, use of alternative termination providers and other traditional means such as revenue assurance and dispute resolution.

Overview of Our Business

We provide telecommunications services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. We serve many of the world’s largest corporations, providing a full range of managed data and voice products and services.

The services we provide include voice services, data services and conferencing services. These services are built around a streamlined global service delivery model intended to provide outstanding customer service, including prompt and accurate procurement and billing. Our uCommand® Web-based network management tool allows customers to securely monitor their voice and data services, create utilization reports, reroute traffic, order new services, create and track trouble tickets and perform online bill payment.

The following is a brief description of our key service offerings.

Voice Services

Our voice services include switched and dedicated outbound and inbound voice services for domestic and international long-distance traffic, toll-free enhanced routing services, calling cards and, in the United Kingdom, commercial managed voice services. During 2004, we carried more than five billion minutes per month over our global voice network. Voice services accounted for approximately 69%, 68% and 65% of our revenues in 2004, 2003 and 2002, respectively.

Our commercial voice services feature end-to-end service level agreements that apply to our dedicated commercial voice services globally and guarantee service availability along our network as well as local access circuits. The service level agreements support three key areas: end-to-end network availability, guaranteed time of installation and mean time to restore.

Data Services

We offer a broad range of telecommunications services that provide data and network interconnectivity to wholesale and enterprise customers; capacity services; and access services. In the aggregate, data services accounted for approximately 28%, 29% and 31% of our revenues in 2004, 2003 and 2002, respectively. Our data services include the following:

•	Converged IP Service: One Port any Service—Introduced in January 2005, an IP bundle delivered over a common IP service architecture and single access connection where voice, video, data and multi-media are managed and delivered as applications riding a VPN.

•	IP VPN Service: A feature-rich IP VPN solution that offers enterprises and carriers three classes of service and multiple access options using a highly secure platform and is backed by service level agreements for latency, packet delivery, jitter and availability. Remote VPN Access allows enterprises to extend the reach of their wide area networks by supporting secure connections for multiple users over any Internet service provider (“ISP”) method worldwide.

•	VoIP Services: A full range of enterprise and carrier VoIP services, including: VoIP Outbound, which receives the customer’s originating voice traffic in IP format for worldwide termination; VoIP Inbound or Toll Free, which receives originating traffic in traditional voice (time division multiplexing or “TDM”) format and converts it to IP for termination to the customer; VoIP On-Net, which enables customers to send traffic in IP format from end to end to between locations on their own network; and VoIP DID, which provides local VoIP service and dial tone. Our VoIP network is fully integrated with our TDM network, enabling a fully interoperable platform allowing customers to create their own migration path towards an all IP voice platform.

•	Ethernet IP Service: A point-to-point service introduced in February 2005 as a simple, cost-effective alternative to long haul private line service, with pricing that is not distance sensitive.

•	Internet Access Services: Includes Dedicated Internet Access for enterprises and IP Transit for carriers and ISPs. These services provide always-on, direct high-speed connectivity to the Internet at a wide range of speeds with connectivity to all worldwide domains and peering locations connected in Europe, the U.S. and Latin America.

•	Frame Relay & ATM Service: Frame Relay provides a reliable data transport network ideal for partial mesh and hub-and-spoke network applications. Asynchronous transfer mode (“ATM”) service supports multiple data applications with diverse requirements for network transport, prioritization and performance.

•	Managed Services: Support IP VPN, Internet Access, Frame Relay and ATM services. Our managed services include pre-sales engineering and customer premises equipment design, equipment procurement, provisioning and installation, and network monitoring and management backed by global service level agreements. We also provide ongoing end-to-end customer premises equipment and network management and maintenance support for corporate locations around the globe.

•	Transport Services: International Private Line Service and Wavelength Services provide secure point-to-point digital connectivity. These services are available between any two points of presence on our network, enabling customers to build private networks that carry business-critical applications at a wide range of speeds, including 2.5 gigabits per second (“Gbps”) and 10 Gbps. Our Metropolitan Access Network Service brings our worldwide network capabilities to the customer’s premises in twenty-five major metropolitan markets across North America and Europe.

•	Collocation Service: Allows for the housing of customer equipment within a Global Crossing point of presence or repeater site in order to interconnect with our fiber-optic backbone. Collocation delivers improved speed, stability and security for critical network requirements.

Conferencing Services

We offer a full range of conferencing services, including the audio, video and web collaboration services described below. Conferencing services accounted for approximately 3%, 3% and 4% of our revenues in 2004, 2003 and 2002, respectively.

•	Videoconferencing Services: Provide video over IP and integrated services digital network (“ISDN”) platforms, using multipoint bridging to connect multiple sites. Our iVideoconferencingSM offering sends ISDN calls onto our IP network, minimizing dependence on international ISDN lines for superior quality, reliability and cost savings. Enhanced options available with our videoconferencing services include scheduling, recording and hybrid meetings that combine our audio and video services.

•	Audio Conferencing: Ready-Access® is our audio on-demand/reservationless audio conferencing service with Toll Free Access in key business markets worldwide. Event Call provides highly reliable, operator assisted, full-service conference calls. Participants can access this service by dialing in on either a toll or a toll-free number, or by being dialed out to by an operator. This service is suitable for as few as three or up to thousands of participants. Enhanced service options include PostView® conference playback, taping/transcription service, translation services and on-line participant lists.

•	Web Conferencing: Ready-Access Web Meeting is fully integrated with Ready-Access audio conferencing for on-demand collaboration, allowing customers to manage their calls on-line, change account options, share presentations with participants, and record entire meetings, including visuals. eMeeting is a full-featured web conferencing application that allows customers to collaborate, share documents, presentations, applications, data and feedback with polling and instant messaging features.

Sales and Principal Customers

We focus our sales and marketing efforts on target sectors within the enterprise and carrier markets that require significant telecommunications services. These target sectors are financial services, healthcare, high tech, transportation and distribution, government, research & education, systems integrators, telecommunications carriers, cable service providers and wireless service providers.

We currently employ approximately 675 sales and sales support employees worldwide for the following direct sales channels.

•	Carrier Sales Channel: We offer telecommunications carriers access to our fiber optic network providing a robust combination of global reach and bandwidth. As an owner and operator of an international network, we can offer carriers a broad range of voice, IP, data and infrastructure services at competitive price and service levels. We focus on local, national and global cable and wireless telecommunications carriers and on facilities and non-facilities based resellers, systems integrators and application service providers. We provide services in North America, Latin America, Europe and the Asia/Pacific region.

•	Global Enterprise Sales Channel: Through the enterprise sales channel, we target mid-sized businesses, large multi-national enterprises, systems integrators, higher educational institutions and governmental entities. We target these customers in North America, Europe, Latin America and the Asia/Pacific region.

•	Conferencing Sales Channel: This channel is used to offer audio, video and web-based conferencing services to enterprises and both governmental and non-governmental organizations.

Our Network

Our network comprises a series of network assets that operate in most major business centers in the world. At the base of our network are subsea and terrestrial fiber-optic cables that connect North America, South

America, Europe and a portion of the Asia Pacific region, which we either own or hold under long-term indefeasible rights of use (“IRUs”) from other carriers. These fiber-optic assets and related equipment (the “GC Fiber Network”) were engineered to provide seamless, broadband connectivity to over 30 countries through a combination of subsea cables, national and international networks and metropolitan networks.

In addition to the GC Fiber Network, we own network switching and routing equipment that provide us with the ability to monitor and manage traffic over fiber-optic assets leased by us on a non-IRU basis. We refer to these portions of our network, together with the GC Fiber Network, as the “Core Network.”

The Core Network has approximately 800 points of presence (“POPs”) in over 200 major cities throughout the world (“Regional POPs”). As described below, approximately 500 of these Regional POPs are located on the GC Fiber Network and house transmission add/drop multiplex equipment (devices similar to routers that can add or drop signals) that we own (“GC Fiber Regional POPs”). The remaining approximately 300 Regional POPs are located on leased transmission facilities. We have over 400 additional POPs that house minor IP peering points or legacy financial markets segment-related equipment.

The North American network portion of the GC Fiber Network comprises approximately 19,000 route miles of fiber in the U.S. and Canada, most of which consists of IRUs in fibers purchased from other carriers. It has approximately 170 GC Fiber Regional POPs, 22 integrated service platform sites, three subsea cable landing stations and five primary international voice gateway sites. The North American network carries voice, data and private line services over our IP, SONET (synchronous optical network), and ATM backbones, all traversing 2.5 and 10 Gbps dense wavelength division multiplexing (“DWDM”) transmission systems. IP, SONET and ATM are methods of sending audio, video and computer data at the same time over one high-speed digital line. DWDM technology makes it possible simultaneously to transmit data at more than one wavelength, thereby allowing the transmission of multiple signals through the same fiber at different wavelengths.

The European network portion of the GC Fiber Network comprises approximately 14,000 route miles of fiber in the western region of the continent, most of which is contained in cable that we own on an IRU basis. This network has approximately 60 GC Fiber Regional POPs, six cable landing stations, and two international voice and three international data gateway sites. The European network carries voice, data and private line services over our IP, SDH (synchronous digital hierarchy, which is a transmission format similar to SONET) and ATM backbones, all traversing 2.5 and 10 Gbps DWDM transmission systems.

The Global Crossing UK network portion of the GC Fiber Network comprises approximately 5,700 route miles of fiber, approximately 80% of which is owned by us. This network has approximately 270 GC Fiber Regional POPs, 156 of which interconnect to local network providers. Approximately 80% of the fiber cable runs in troughs along the UK rail system. The Global Crossing UK network carries voice, data and private line services over IP and ATM/Frame Relay backbones, all traversing DWDM and SDH transmission systems. The network extends to 150 towns and cities, reaching within two kilometers of 64% of UK central business delivery addresses tracked by Royal Mail.

The subsea network portion of the GC Fiber Network comprises five rings of fiber optic cable owned by us: Atlantic Crossing-1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”) and Pan American Crossing (“PAC”). SAC is integrated with a 1,600 mile terrestrial route connecting Argentina and Chile, and PAC is integrated with a 2,300 mile terrestrial ring route within Mexico. In the aggregate, these systems span approximately 39,000 route miles and have 27 landing points on three continents: North America, South America and Europe. These are all two or four fiber strand pair cables equipped with 10 Gbps DWDM transmission systems. AC-2 consists of two fiber strand pairs in a cable containing four fiber strand pairs that was co-built with Level 3 Communications, Inc. These systems include 17 GC Fiber Regional POPs in the Latin America and Caribbean regions.

Our network assets in the Asia-Pacific region and those connecting the United States to this region include both IRUs and leased circuits on multiple subsea systems. We operate Regional POPs in Hong-Kong, Tokyo,

Singapore and Sydney. All of these POPs support Internet access, IP VPN, ATM and Frame Relay services, with Hong Kong also supporting VoIP services. Our Core Network includes trans-Pacific capacity that we lease on the PC-1 fiber optic cable system, which is owned by Pacific Crossing Limited (“PCL”). We have entered into an agreement with PCL under which PCL has agreed that the capacity we currently utilize will continue to be made available to us until May 31, 2005. We have also agreed in principle with PCL that, prior to expiration of this short term agreement, we will enter into a long term agreement to secure the capacity and services provided to us on PC-1.

Our IP network comprises a service layer running on the Core Network and utilizes a single Autonomous System Number (“ASN”). We have 77 distinct IP hubs, 33 of which have public or private peering interconnect circuits. The single ASN implies a greater degree of integration than that which exists in a multiple ASN system. Having a global ASN allows us to deploy certain technologies, such as MultiProtocol Label Switching (“MPLS”), more quickly and on a global basis. It also provides our international customers with a more global appearance in the global Internet routing table.

Our IP network utilizes a MPLS Cisco core with a mixture of Cisco and Juniper devices at the edge of the network. The network is considered a Tier 1 backbone and is quality-of-service enabled, which allows different types of data to be assigned different priorities, such that, for example, voice can always have priority over IP VPN and Internet traffic. The network carries approximately 98 Gbps of total IP traffic, of which 8.5 Gbps is voice traffic, representing approximately 2.2 billion minutes of VoIP per month, or over 40% of all our voice minutes. Our VoIP platform is fully interoperable with our TDM network.

We operate our Core Network from three primary network operations centers. The Global Network Operations Center in London manages our subsea cable systems and our European and Global Crossing UK networks. The North America Network Operations Center, located in Southfield, Michigan, manages the global voice network and the North American transport network. The Global Data Services Network Operating Center, located in Phoenix, Arizona, manages the global IP and Frame Relay/ATM networks. In addition, we have a small network operating center in New York City that provides redundant IP and ATM network management capability.

Together with those locations connected directly by the Core Network, through network to network interface agreements with other service providers we deliver services in total to more than 500 major cities in over 50 countries worldwide.

Network Security Agreement

On September 23, 2003, the U.S. Government granted approval under Section 721 of the Defense Production Act of the investment in New GCL by Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”) pursuant to the Plan of Reorganization. In order to obtain this approval, we entered into an agreement (the “Network Security Agreement”) with certain agencies of the U.S. Government to address the U.S. Government’s national security and law enforcement concerns. The Network Security Agreement is intended to ensure that our operations do not impair the U.S. Government’s ability (1) to carry out lawfully-authorized electronic surveillance of communications that originate and/or terminate in the United States; (2) to prevent and detect foreign-based espionage and electronic surveillance of U.S. communications; and (3) to satisfy U.S. critical infrastructure protection requirements. Failure to comply with our obligations under the Network Security Agreement could result in the revocation of our telecommunications licenses by the Federal Communications Commission (“FCC”).

While our operations were generally consistent with the requirements of the Network Security Agreement prior to its execution, we have undertaken a number of operational improvements in order to ensure full implementation of, and compliance with, the Network Security Agreement. These improvements relate to information storage and management, traffic routing and management, physical, logical, and network security arrangements, personnel screening and training, and other matters.

The Network Security Agreement affects New GCL’s corporate governance as well. The New GCL Board of Directors maintains a Security Committee comprised solely of directors who are U.S. citizens and who already possess or are eligible to possess a U.S. security clearance. These “Security Directors” must satisfy the independent director requirements of the New York Stock Exchange, regardless of whether any of New GCL’s securities are listed on such exchange. At least half of the members of the New GCL board nominated by ST Telemedia must be Security Directors. See Item 10 below. A Security Director must be present at every meeting of the board of directors of New GCL and of any of our U.S. subsidiaries unless such meeting in no way addresses or affects our obligations under the Network Security Agreement.

The Company’s compliance with the Network Security Agreement is subject to an audit by a neutral third-party auditor. In December 2004, the Company retained Telcordia Technologies Inc. to conduct such an audit, which commenced in January 2005. The audit will be conducted throughout the year and a final report is expected in December 2005. We are not aware of any areas of material non-compliance with the Network Security Agreement.

Competition

The telecommunications industry is intensely competitive and has undergone significant change in recent years. Beginning in the late 1990s, a number of new competitors entered the market and commenced network construction activities, resulting in a significant expansion of worldwide network capacity. In 2001, it became clear that, at least in the short-term, actual demand was failing to keep pace with available supply, resulting in intense price pressure and, in many cases, an unsustainably low ratio of revenues to fixed costs. Market valuations of debt and equity securities of telecommunications companies, particularly new providers, decreased precipitously as the financial condition of many carriers deteriorated. In the last four years, a number of these competitors have attempted to reorganize, or have completed reorganizations, under bankruptcy and insolvency laws. Several competitors have emerged from bankruptcy with significant improvements to their financial condition or as newly formed entities that have acquired the assets of others at substantial discounts relative to their original cost.

At the same time, the regulatory environment has changed and continues to change rapidly. Although the Telecommunications Act of 1996 and actions by the FCC and state regulatory authorities have had the general effect of promoting competition in the provision of communications services in the U.S., they also have allowed each regional Bell operating company (“RBOC”) to begin to provide long distance services in virtually every state in which it operates. These effects, together with new technologies, such as VoIP, and the importance of data services, have blurred the distinctions among traditional communications markets. As a result, a competitor in any of our business areas is potentially a competitor in our other business areas.

Many of our existing and potential competitors have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, and significantly larger installed customer bases. Many of these advantages are expected to increase with the recent trend toward consolidation by large industry participants, although it is possible that regulatory changes or conditions will be implemented in response to such consolidation in order to mitigate the impact on non-dominant carriers such as ourselves.

The following summarizes the competition we face by type of competitor.

Incumbent Carriers

In each market that we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. In the U.S., these are primarily the RBOCs, which include BellSouth, Verizon, Qwest Communications and SBC Communications. The recently announced proposed mergers between SBC Communications and AT&T and between Verizon and MCI could increase the economies of scale enjoyed by the combined entities. We face competition both outside and, in some cases, inside the United States from the foreign incumbents, including companies such as British Telecom, France Telecom, Telecom Italia, Telefónica, Telstra, TelMex and Deutsche Telekom.

We compete with the incumbent carriers on the basis of product offerings, price, quality, capacity and reliability of network facilities, technology, route diversity, ease of ordering and customer service. Because our fiber optic systems have been recently installed, compared to some of the networks of the incumbent carriers, our network’s architecture and technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks. However, the incumbent carriers have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. In their own primary markets, the incumbents have the additional advantages of network concentration, control over local exchange assets, significant existing customer bases and, in the case of many foreign incumbents, regulatory protection from competition.

Other Voice Service Competitors

In addition to the RBOCs, in the U.S., we face, and expect to continue to face, competition for local and long distance voice telecommunications services from competitors such as AT&T, MCI and Sprint Corporation, as well as hundreds of other companies that compete in the long distance marketplace. In light of the RBOCs’ receipt of FCC authorization to provide long distance voice services, we expect them to become increasingly significant competitors for those services. Outside the U.S., the local incumbents dominate the market for local and long distance voice services.

Other Data Service Competitors

In addition to the incumbents, we face, and expect to continue to face, competition for Internet access and other data services from telecommunications companies such as AT&T, MCI, Sprint Corporation, Cable and Wireless plc, Energis Communications Ltd., Colt Telecom Group plc and Equant N.V. and from online service providers, DSL service providers, ISPs and web hosting providers.

Other Conferencing Competitors

In addition to competitors that provide voice and data services generally, our conferencing business competes with companies that specialize in conference communications, such as InterCall, a division of West Corporation, Raindance, and Genesys.

Other Business Competitors

In addition to the above providers, we have other competitors, including XO Communications, Level 3, IDT Corporation and WilTel Communications, which are companies that deliver bandwidth-enabled services internationally on recently built terrestrial and subsea fiber optic networks.

Regulatory Overview

The construction and operation of our facilities and our provision of telecommunications services subjects us to regulation in many countries throughout the world.

Regulation in the United States

In the United States, our facilities and services are subject to regulation at both the federal and state level. The Communications Act of 1934, as amended, is the primary legislation governing our provision of interstate and international services. The two aspects of the federal/state regulatory scheme that most affect the Company’s operations are those provisions governing: (1) the cost that the Company must incur for access to local exchange facilities to originate and terminate traffic; and (2) to a lesser extent, the costs of and parameters governing local competition.

U.S. Federal Regulation

The FCC exercises jurisdiction over our interstate and international services and, to some extent, the construction and operation of our facilities. We have authority from the FCC for the installation, acquisition and operation of our domestic network and for the provision of international facilities-based services.

Regulation of the Cost of Access

The cost of access to local exchange facilities and services to originate and terminate our traffic constituted approximately 70% of our revenues, excluding revenue from the non-cash amortization of IRUs, in 2004. The FCC and the states regulate the rates that incumbent local exchange carriers (“ILECs”) and competitive local exchange carriers (“CLECs”; together with ILECs, “LECs”) charge us for access to local exchanges. Conversely, our access rates are subject to federal and state regulation in those states where we operate as a CLEC. Access charges that LECs impose upon us consist of both usage-sensitive switched access charges and flat-rated transport and special access charges. With respect to their access services, the FCC regulates ILECs as dominant carriers. The Company also may enter into carrier-to-carrier contracts with other, principally long-distance, carriers to transport and terminate our traffic. These latter arrangements are typically not subject to tariff regulation.

ILEC Switched Access Charges

The LECs assess usage-sensitive switched access charges for the use of their switched facilities to originate and terminate switched traffic. In 2000, the FCC established a regime to govern the provision of switched access services by the ILECs over a five-year period, the “CALLS Plan.” Under the CALLS Plan, usage-sensitive rates were decreased over time in favor of increases in end-user charges and a transitional preferred interexchange carrier charge. The LECs’ preferred interexchange carrier charges have decreased over time and most of the largest ILECs have ceased assessing this charge, although smaller ILECs and some CLECs continue to assess it. The CALLS Plan expires in 2005 and the FCC is considering proposals to govern access charges prospectively (see Intercarrier Compensation Reform, below).

ILEC Special Access Charges

The FCC currently regulates ILEC flat-rate transport and special access charges under the terms of its Special Access Pricing Flexibility Order, adopted in 1999. Under the Special Access Pricing Flexibility Order, ILECs are afforded two different levels of pricing flexibility depending upon the extent of deployment of alternative facilities within particular Metropolitan Statistical Areas (“MSAs”). The ILECs have been granted Type I (or the more limited form of pricing flexibility) in most MSAs in the country and have been granted Type II pricing flexibility in a lesser number of MSAs.

AT&T previously petitioned the United States Court of Appeals for the District of Columbia Circuit to compel the FCC to consider a proposal to tighten its regulation of ILEC special access services. Although the Court declined to grant the petition, in January 2005 the FCC released a Notice of Proposed Rulemaking to consider how it should regulate ILEC special access services prospectively and whether it should tighten its regulation of special access services. The Company cannot predict the outcome of this proceeding.

CLEC Access Charges

Unlike the ILECs, the FCC regulates the CLECs as non-dominant carriers. The FCC permits a CLEC to file tariffs for its interstate access services so long as the CLEC’s rates do not exceed the rates of the ILEC that provides service in the territory that the CLEC services. However, a CLEC may charge the full benchmark rate even where it only provides a portion of the access service involved, i.e., in the case of jointly-provided access services. The FCC also permits CLECs to aggregate the traffic of other carriers, e.g., toll-free calls originating from wireless subscribers, although, in this circumstance, the CLEC is only permitted to charge for those portions of the access service it actually provides.

Wireless Access Charges

The FCC has adopted a mandatory detariffing regime for access services that wireless carriers wish to provide. Wireless carriers may not file tariffs for their putative access services and must, instead, enter into voluntary contracts in order to assess access charges upon potential access customers.

Regulation of VoIP Traffic

The FCC has addressed the subject of the jurisdictional nature of and access charges applicable to VoIP traffic in response to a number of petitions for declaratory ruling (or comparable petitions). The FCC has also issued a Notice of Proposed Rulemaking seeking comment on how it should regulate VoIP traffic prospectively.

In November 2004, the FCC granted a petition filed by Vonage Holdings and declared that VoIP traffic that qualifies as an “enhanced” or “information” service (as specifically described in the Vonage petition) was jurisdictionally interstate and that state regulation of such traffic is preempted by federal law (the “Vonage Order”). The exact scope of the FCC’s decision is unclear, although at a minimum, it appears to cover traffic on which a net protocol conversion occurs, measured on an end-to-end basis. The FCC did not decide in the Vonage Order issues such as the intercarrier compensation regime governing VoIP traffic, emergency services obligations, universal service obligations and service quality regulation of VoIP services.

In 2003, the FCC concluded that Pulver.com’s “Free World Dialup” service, which does not make use of the public switched telephone network, is an unregulated information service.

In April 2004, the FCC concluded that AT&T’s “phone-to-phone IP” service, which makes use of the public switched telephone network and inserts an IP segment into the call path but as to which there is no net protocol conversion, is a telecommunications service, and not an information service, to which access charges are applicable, without regard to whether one or more service providers are involved (the “AT&T Order”).

Both the AT&T Order and the Vonage Order are subject to judicial review and the Company cannot predict the outcome of those judicial proceedings.

Additional petitions governing various aspects of VoIP services are currently pending before the FCC. In addition, the FCC has issued and received comment on a Notice of Proposed Rulemaking regarding how VoIP (or IP-enabled) services should be regulated.

Local Reciprocal Compensation

Local telephone companies that originate traffic that is terminated on the networks of other local carriers typically compensate the other local carriers for terminating that traffic. The FCC has established the general framework governing the level of such compensation, although the specific rates are established by the states. These rates vary from “bill-and-keep” to rates that approximate those for switched access. As is the case with access charges, the local reciprocal compensation rates are being examined in the FCC’s Intercarrier Compensation proceeding (see “Intercarrier Compensation Reform,” below).

Intrastate Access Charges

Intrastate access charges that LECs assess upon the Company (or that our CLECs are permitted to charge) are regulated by the states. Although certain LECs have elected to have intrastate access rates mirror interstate access rates, intrastate access rates are typically higher (often, significantly so) than interstate access rates. Intrastate access charges are also being examined in the FCC’s Intercarrier Compensation proceeding.

Because interstate and intrastate access rates often differ significantly, there are a number of disputes involving the Company (and others) regarding the jurisdictional nature of access traffic. For example, petitions filed by the Company and Southwestern Bell are currently pending before the FCC (on referral from the United States District Court for the Eastern District of Missouri) relating to the jurisdictional nature of traffic that originates from wireless subscribers that the Company carries.

Intercarrier Compensation Reform

As described above, the current regime governing intercarrier compensation consists of a patchwork of different and inconsistent regulation depending upon such factors as the provider, jurisdiction and nature of traffic. To address this inconsistent pattern of regulation, in 2001 the FCC issued a Notice of Proposed Rulemaking to consider how to unify the regulation of intercarrier compensation. The FCC received numerous comments on the subject. On March 3, 2005, the FCC released a Further Notice of Proposed Rulemaking requesting further comment, including both comprehensive proposals and other measures to reform the current intercarrier compensation schemes. The Company cannot predict how the FCC and/or the courts will ultimately resolve the significant issues surrounding the subject of intercarrier compensation.

Universal Service

Both the FCC and approximately 23 states administer “universal service” funds the ostensible purpose of which is to provide for affordable local telephone service in rural and high-cost areas and to fund other social programs, such as Internet access to schools and libraries. In 2004, the Company contributed approximately $22.2 million to such funds.

Local Competition

The Telecommunications Act of 1996 (the “1996 Act”) substantially revised the 1934 Communications Act, in large part to address the subject of local competition. The 1996 Act delegated to the FCC and to the states significant discretion to implement the local competition provisions of the statute and imposed interconnection obligations on LECs, including that they provide unbundled network elements. The regime governing the framework for local competition has changed since the 1996 Act was enacted. The FCC’s February 2003 Triennial Review Order, which revised the unbundling rules, was vacated and remanded in part by the United States Court of Appeals for the District of Columbia Circuit in March 2004. In response, in December 2004 the FCC adopted its Triennial Review Remand Order which significantly restricts the types of facilities that ILECs must unbundle and provide to their local competitors and the circumstances under which those facilities must be unbundled and provided. The FCC’s decision will likely result in the cost of the Company’s CLEC business rising substantially. The prices of the local facilities that the Company obtains from incumbent local exchange carriers will increase as resale or commercial arrangements are substituted for the unbundled network element—platform services that ILECs no longer need to make available to competitors and as special access is substituted for the local loop and transport elements that are no longer subject to mandatory unbundling. The Triennial Review Remand Order is subject to judicial review. The Company cannot predict the outcome of any judicial review or subsequent FCC proceedings.

RBOC Entry into the Long Distance Business

The FCC has primary jurisdiction over the implementation of Section 271 of the 1996 Act, which provides that the regional Bell operating companies (“RBOCs”) cannot offer in-region long distance services until they meet certain prerequisites. The FCC has granted each of the RBOCs the authority to provide long distance service in virtually every state in which that RBOC operates.

U.S. State Regulation

State regulatory commissions retain jurisdiction over our facilities and services to the extent they are used to provide intrastate communications. We are subject to direct state regulation in most, if not all, states in which we operate. Many states require certification before a company can provide intrastate communications services. We are certified in all states where we have operations and certification is required.

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

U.S. Local Government Regulation

In certain locations, we must obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our fiber-optic systems in the public right-of-way. In some of the areas where we provide network services, our subsidiaries pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis.

Regulation of Business Combinations

The FCC, along with the U.S. Department of Justice and state commissions, has jurisdiction over business combinations involving telecommunications companies. The FCC has reviewed a number of recent and proposed combinations to determine whether the combination would undermine the market-opening incentives of the 1996 Act by permitting the combined company to expand its operations without opening its local markets to competition or have other anti-competitive effects on the telecommunications and Internet access markets. In some cases, the FCC has set conditions for its approval of the proposed business combination. SBC and AT&T and Verizon and MCI, respectively, have announced plans to enter into business combinations. These transactions will be subject to review by the Department of Justice, the FCC and state commissions. We cannot predict whether and under what conditions the regulators will approve these transactions.

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

Europe

In connection with the construction and operation of our European network, we obtained telecommunications licenses in all countries where authorization is required for us to construct and operate facilities or provide network services, including voice telephony.

Our activities in Europe are subject to regulation by the European Union (“EU”) and national regulatory authorities. The level of regulation and the regulatory obligations and rights that attach to us as a licensee or authorised operator in each country vary. In all Member States of the EU, we, as a competitive entrant, are currently considered to lack significant market power in the provision of bandwidth and call origination services, and consequently we are generally subjected to less intrusive regulation than providers that are deemed to possess such power, who are generally incumbents in the countries concerned.

In April 2002, the then 15 EU Member States agreed to introduce a harmonized set of telecommunications regulations by July 25, 2003, in accordance with a framework as set out in Directive 2002/21/EC and a package of related Directives.

Under the Framework Directive (2002/21/EC), the EU has adopted a revised policy for dealing with the definition and regulation of significant market power. Regulatory remedies are being introduced in due course following a series of national reviews of telecommunications markets defined in accordance with EC Recommendation 2003/311/EC. At this time, since a number of jurisdictions have yet to complete their reviews, it is not possible to accurately predict what the various remedies may ultimately entail, and their potential impact on our business.

Also included in the package of Directives are measures under the Authorisation Directive (2002/20/EC) to remove the necessity for telecommunications network operators and service providers to obtain individual licenses and/or authorizations, save for use of scarce resources such as numbering addresses and radio spectrum. In those countries where the national telecommunications laws have been amended in accordance with the obligations under the Authorisation Directive, our licenses have been revoked in favor of a series of statutory rights to own, build and operate networks and to provide services, including voice.

The size of the EU increased on May 1, 2004 with the accession of a further ten countries. In principle, the Authorisation Directive and the package of related Directives apply in such countries with effect from that accession date.

At the present time, not all of the 25 EU Member States have adopted the changes to their national laws to implement the EU’s telecommunications-related Directives and the European Commission is understood to have commenced infringement proceedings against those that have not enacted appropriate implementing legislation. In addition, the various market review exercises that are required to be held in each Member State following its enactment of the new legal framework have not yet been concluded. However, once the market review procedures are concluded at the Member State level, new suites of regulatory remedies will be adopted with the aim of putting in place specific measures to rectify perceived market failures.

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

Most of the countries in the region have committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the World Trade Organization Agreement on Basic Telecommunications Services, which came into force in February 1998. Additionally, the adoption of the Free Trade Agreement between the United States and Singapore in January 2003 establishes a new standard of liberalization based on bilateral negotiations with the United States. We cannot predict what effect, if any, this agreement will have on other countries in the region or whether the United States will pursue similar agreements with those countries. We also cannot be certain whether this liberalizing trend will continue or accurately predict the pace and scope of liberalization. It is possible that one or more of the countries in which we intend to operate will slow or halt the liberalization of its telecommunications markets. The effect on us of such an action cannot be accurately predicted.

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

As in Asia, the status of liberalization of the telecommunications markets of Latin America varies. All of the countries in which we currently operate are members of the World Trade Organization and most have agreed to the Agreement on Basic Telecommunications Services, thereby committing to liberalizing their telecommunications markets and lifting foreign ownership restrictions. Some countries now permit competition for all telecommunications facilities and services, while others allow competition for some facilities and services, but restrict competition for other services. Some countries in which we operate currently impose limits on foreign ownership of telecommunications carriers.

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

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under Section 21E of the Securities Exchange Act of 1934)

Forward-Looking Statements

This annual report on Form 10-K contains certain “forward-looking statements,” as such term is defined in Section 21E of the Exchange Act. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of data products and services based on IP and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network, including with respect to the development of IP-based services;

•	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures, anticipated levels of indebtedness, and the ability to raise capital though financing activities and asset sales;

•	trends related to and management’s expectations regarding results of operations, revenues from existing and new lines of business and sales channels, and cash flows, including but not limited to those statements set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

•	sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

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

We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K. Also note that we provide the following cautionary discussion of risks and uncertainties related to our businesses. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Risk Factors

Our forward-looking statements are subject to a variety of factors that could cause actual results or events to differ significantly from current beliefs and expectations. In addition to the risk factors identified under the captions below, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this annual report on Form 10-K as well as general risks and uncertainties such as those relating to general economic conditions and demand for telecommunications services.

Risks Related to Liquidity and Financial Resources

We incurred substantial operating losses in 2004 and will not generate funds from operations sufficient to meet all of our cash requirements in the near term and may not have access to sufficient capital to meet our long term funding needs.

For each period since inception, we have incurred substantial operating losses. For 2004, we posted an operating loss of approximately $293 million and had net cash used in operating and investing activities of approximately $262 million. In the near term, our existing and projected operations are not expected to generate cash flows sufficient to pay our expected operating expenses, fund our expected capital expenditure requirements, meet our debt service obligations and meet our restructuring cost requirements. We expect our available liquidity to substantially decline in 2005 due to operating cash flow requirements and Plan of Reorganization-related payments in the year of $18 million for deferred reorganization costs. Based on our business plan, our expectation is that cash on hand together with proceeds from anticipated sales of non-core assets, marketable securities and IRUs, will provide us with the liquidity needed to fund our operations until we start to generate positive cash flow at some point in the second half of 2006. We can provide no assurance that our cash flows will improve or that we will be able to complete asset sales sufficient to meet our long-term liquidity needs.

The covenants in our debt instruments restrict our financial and operational flexibility.

The indenture governing New GCL’s $250 million aggregate original principal amount of 4.7% Senior Secured Mandatory Convertible Notes due 2008 (the “Convertible Notes”) contains covenants and events of default that are customary for high-yield senior notes. These provisions include (1) limitations on the ability of GCL and its subsidiaries (other than GCUK) to incur indebtedness or guarantee other indebtedness; (2) limitations on dividend and other payments to holders of equity and subordinated debt; (3) limitations on investments; (4) limitations on sale and leaseback transactions; (5) limitations on asset sales, consolidations, and mergers; (6) limitations on creating or assuming liens; and (7) limitations on transactions with affiliates. These provisions have limited exceptions, baskets and carve-outs. In particular, the limitation on indebtedness covenant permits the incurrence of (1) up to $150 million in additional debt under one or more working capital or receivables facilities; (2) up to $50 million in purchase money debt or capital lease obligations; (3) up to $50 million of additional indebtedness not otherwise permitted to be incurred; and (4) additional subordinated debt if we satisfy the leverage ratio specified in the indenture, although we do not expect to satisfy that ratio for the foreseeable future.

The indenture governing GCUK’s approximately $404 million original aggregate principal amount of senior secured notes due 2014 (the “GCUK Notes”) limits GCUK’s ability to, among other things: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions or repurchase or redeem its stock; (3) make investments or other restricted payments; (4) create liens; (5) enter into certain transactions with affiliates; (6) enter into agreements that restrict the ability of its material subsidiaries to pay dividends; and (7) consolidate, merge or sell all or substantially all of its assets. All of these limitations are subject to a number of important qualifications and exceptions set forth in the indenture.

The above financing arrangements are secured by liens on substantially all of our assets. A default under these financing agreements would allow the noteholders to accelerate our repayment obligations and foreclose on our assets, which would adversely affect our rights under other commercial agreements.

If we are unable to deliver common shares at the time of voluntary or mandatory conversion of the Convertible Notes as the result of any law, rule or regulation or administrative proclamation or any other reason, we must pay accrued interest on the Convertible Notes in cash at the annual rate of 11% (calculated retroactively from the issue date). If such conversion restriction were to exist on the maturity date of the Convertible Notes, we would also be required to redeem the notes for $250 million cash plus accrued interest at 11% (calculated retroactively from December 23, 2004).

Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial restructuring flexibility.

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon dividends and inter-company transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and are operating in various jurisdictions throughout the world. Some of our subsidiaries have cash on hand that exceeds their immediate requirements but that cannot be distributed or loaned to us or our other subsidiaries to fund our or their operations due to contractual restrictions or legal constraints related to the lack of retained earnings or the solvency of such entities. These restrictions could cause us or certain of our other subsidiaries to become and remain illiquid while other subsidiaries have sufficient liquidity to meet their liquidity needs.

In particular, GCUK serves as a source of funding for us and our other subsidiaries, and we expect to continue to use GCUK as a source of funding, subject to the covenants in the GCUK Notes and restrictions under English law. Because of losses that GCUK has accumulated, it will not be possible for GCUK to pay dividends to its parent company, an indirect subsidiary of ours, until such time as these losses have been eliminated and available profit exists under English law. Until that time, any funds to be made available by GCUK to us and our other subsidiaries will be made through inter-company loans. However, GCUK’s ability to make loans to us and our other subsidiaries, as well as its ability to pay dividends even after the point at which it is legally permitted to do so, is restricted by the indenture governing the GCUK Notes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

A default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under the indentures for the Convertible Notes and GCUK Notes and may trigger cross-default provisions under any working capital facility or other financing that we may arrange. This could lead the applicable debt holders to accelerate the maturity of their relevant debt instruments and foreclose on our assets, which would adversely affect our rights under other commercial agreements and could have a material adverse effect on our financial condition.

We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

Global Crossing consists of a group of legal entities incorporated and operating in jurisdictions throughout the world, thereby subjecting us to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our net loss and, accordingly, our financial condition and results of operations. Certain unsettled tax liabilities may have survived our bankruptcy proceedings. While we believe that our current provisions are reasonable and appropriate, we cannot assure you that these items will be settled for the amounts accrued or that additional exposures will not be identified in the future.

Risks Related to Our Operations

Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

The majority of our North American network and some of the other transmission facilities comprising our global network are held by us through long-term leases or IRU agreements with various companies that provide us access to fiber owned by them. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of our network and ultimately on our results of operations. Beginning in 2001, there has been increasing financial pressure on some of our fiber providers as part of the overall weakening of the telecommunications market. Several such providers have sought bankruptcy protection. To our knowledge, the rights of the holder of such rights in strands of fiber in the event of bankruptcy have not been specifically addressed by the judiciary at the state or federal level in the United States or in most of the foreign jurisdictions in which we operate and, therefore, our rights with respect to dark fiber agreements under such circumstances are unclear.

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

The lack of a long-term agreement for trans-Pacific capacity could adversely affect our operations and operating results.

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

The Network Security Agreement imposes significant requirements on us. The inadvertent violation of the agreement could have severe consequences.

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

Many of our principal competitors, the domestic and international incumbent carriers, are already established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Their physical connections from their premises to those of their customers are expensive and difficult to duplicate. To complete the new customer provisioning process, we rely on the incumbent carrier to process certain information. The incumbent carriers have a financial interest in retaining their customers, which could reduce their willingness to cooperate with our new customer provisioning requests, thereby adversely impacting our ability to compete and grow revenues. Further consolidation of incumbent carriers with other telecommunications service providers may make these problems more acute.

The operation, administration, maintenance and repair of our systems are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design life.

Each of our systems is subject to the risks inherent in large-scale, complex fiber optic telecommunications systems. The operation, administration, maintenance and repair of our systems require the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world. Our systems may not continue to function as expected in a cost-effective manner. The failure of the hardware or software to function as required could render a cable system unable to perform at design specifications.

Each of our subsea systems has a design life of generally 25 years, while each of our terrestrial systems has a design life of at least 20 years. The economic lives of these systems, however, are expected to be shorter than their design lives, and we cannot provide any assurances as to the actual useful life of any of these systems. A number of factors will ultimately affect the useful life of each of our systems, including, among other things, quality of construction, unexpected damage or deterioration and technological or economic obsolescence.

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

As part of our reorganization efforts, we entered into settlement agreements with a number of our significant suppliers. Certain of these settlement agreements have resulted in reductions of up to approximately two years in warranty coverage related to our SAC, PAC and MAC subsea systems and to telecommunications equipment we use throughout our worldwide network. As a result, repair costs related to these systems and equipment are likely to be higher than they were prior to our reorganization. These higher costs, and the adverse impact of such higher costs on operating results, could be material if the rate of failure of such systems and equipment were to increase relative to prior years.

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

While we do not believe that there exists any technology patented by others, or other intellectual property owned by others, that is necessary for us to provide our services and that is not now subject to a license allowing us to use it, there can be no assurances in this regard. If such intellectual property is owned by others and not licensed by us, we would have to negotiate a license for the use of that property. We may not be able to negotiate such a license at a price that is acceptable or at all. This could force us to cease offering products and services incorporating such property, thereby adversely affecting operating results.

We have substantial international operations and face political, legal, tax, regulatory and other risks from our operations in foreign jurisdictions.

We derive a substantial portion of our revenue from international operations and have substantial physical assets in several jurisdictions along our routes, including countries in Latin America, Asia and Europe. In addition, we lease capacity and obtain services from carriers in those and other regions. As a result our business is subject to particular risks from operating in some of these areas, including:

•	uncertain and rapidly changing political and economic conditions, including the possibility of civil unrest, vandalism affecting cable assets, terrorism, armed conflict or the seizure or nationalizing of private property;

•	unexpected changes in regulatory environments and trade barriers;

•	exposure to new or different accounting, legal, tax and regulatory standards;

•	burdensome tax, customs or regulatory assessments based on new or differing interpretations of law or regulations; and

•	difficulties in staffing and managing operations consistently through our several operating areas.

In addition, managing operations in multiple jurisdictions may place further strain on our ability to manage growth.

Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our net loss may suffer due to currency translations.

Many of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. In addition, where we invoice for our services in currencies other than U.S. dollars, our net loss may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and we do not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenues are denominated in those currencies.

Certain of our governmental commercial customers periodically review our financial condition.

The U.K. Foreign & Commonwealth Office, or the FCO, our largest direct government commercial customer, and OGCbuying.solutions, the U.K. counterparty under our largest government framework agreement, recently completed a review of GCUK’s financial condition with a view toward, among other things, evaluating the impact of the issuance of the GCUK Notes on the finances of, and stakeholders in, GCUK and reviewing GCUK’s general financial position and considering our financial position. This review was intended to provide the FCO and OGCbuying.solutions with information that they and potentially other government entities can use to assess GCUK’s ability to continue providing services under their respective customer contracts. The FCO and OGCbuying.solutions retained an internationally recognized accounting firm to assist in this review and we cooperated with these parties in order to provide them with information useful in completing their review process. We have in the past provided and intend to continue to provide to these customers financial information about GCUK and us. While we believe that this review has been completed satisfactorily, these customers have informed GCUK that they intend to continue to review the periodic financial information GCUK provides to them. We have cooperated with OGCbuying.solutions in completing similar reviews in the past, including one that they initiated after GCUK underwent a change of control as a result of New GCL’s emergence from chapter 11 proceedings when ST Telemedia obtained its majority shareholding in New GCL. We view these reviews and investigations as part of our ongoing cooperative relationship with some of our most important government commercial customers.

We believe that these and other U.K. governmental commercial customers view us and our relationship with GCUK as important factors affecting GCUK’s financial condition and therefore its on-going ability to provide services under its contracts with them. Moreover, these customers view ST Telemedia’s investment in and relationship with us as a relevant consideration when making these assessments. As we have historically done, we will continue to engage in open dialogue with these important customers about GCUK’s relationship with us and ST Telemedia’s relationship with and involvement in us. However, should the FCO or OGCbuying.solutions or other customers become concerned about GCUK’s financial stability and therefore its ability to honor its contractual commitments, there may be a material and adverse effect on our business.

While the customers may not necessarily be able to terminate GCUK’s contracts with them, they could simply choose not to use services and move to another telecommunications provider. Although we believe that there are costs associated with established long-term customers’ moving services from GCUK to another provider, OGCbuying.solutions and FCO had established contingency plans to transfer telecommunications services from GCUK to another provider or take management of the service in-house at the time that the GC Debtors were in bankruptcy. They could rely upon such contingency plans to assist them in the orderly transition of services. The reduction in, or cessation of, the use of our services by them or by any of our major customers would have a material effect on our business.

Many of our most important government customers have the right to terminate their contracts with us in certain circumstances.

Many of GCUK’s government contracts contain broad change of control provisions that permit the customer to terminate the contract in the event that GCUK undergoes a change of control. A termination in many instances gives rise to other rights of the government customer, including in some instances, the right to purchase certain of our assets used in servicing those contracts. Certain change of control provisions may be triggered when any lender (other than a bank lender in the normal course of business) would have the right to control GCUK upon any event, including upon bankruptcy. If ST Telemedia’s ownership interest in us falls below certain levels, including in connection with a sale or transfer of the Convertible Notes issued to an affiliate of ST Telemedia, it could be deemed to be a direct or indirect change of control of GCUK. If GCUK undergoes a change of control under any of these government contracts and the customer decides to exercise its termination or other rights resulting from that change of control, we could experience a material and adverse effect on our business, operations and financial condition.

In addition, GCUK conducts a “value review” with the FCO on an annual basis each February. The purpose of these reviews is to agree to an overall discount amount for the FCO, for services provided by GCUK, for the next financial year, and to agree an indicative overall discount amount for the subsequent financial year. In relation to the February 2005 review only, the FCO has a single right to terminate the contract if the review is not completed, with an agreement with respect to the discount amounts, by June 2005. In this case the FCO has the option to terminate the contract in May 2007, without payment of compensation to us, on a minimum of 12 months’ notice. There has been no disagreement to date relating to the discount amounts and tentative agreed figures are in place up to and including 2008.

Risks Related to Competition and Our Industry

The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

We expect price decreases in our industry to continue as we and our competitors increase transmission capacity on existing and new networks. Accordingly, our historical revenues are not indicative of future revenues based on comparable traffic volumes. If the prices for our services decrease for whatever reason and we are unable to increase volumes through additional services or otherwise, our operating results would be adversely affected. Similarly, future price decreases could be greater than we are anticipating.

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

We face competition in each of our markets from the incumbent carrier in that market and from more recent market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace and incumbent carriers seeking to enter into the long distance market after having been granted the regulatory authority to do so. This competition places downward pressure on prices for local and long distance telephone service and data services, which can adversely affect our operating results. In addition, we could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users. If we are not able to compete effectively with these industry participants, our operating results would be adversely affected.

Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

Many of our existing and potential competitors have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, and significantly larger installed customer bases. As a result, some of our competitors can raise capital at a lower cost than we can, and they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities (including regulatory changes) more readily, and devote greater resources to the development, marketing and sale of products and services than we can. Also, our competitors’ greater brand name recognition may require us to price our services at lower levels in order to win business. Our competitors’ financial advantages may give them the ability to reduce their prices for an extended period of time if they so choose. Many of these advantages are expected to increase with the recent trend toward consolidation by large industry participants.

Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

The telecommunications industry is subject to rapid and significant changes in technology, evolving industry standards, changing customer needs, emerging competition and frequent new product and service introductions. The future success of our business will depend, in part, on our ability to adapt to these factors in a timely and cost-effective manner. Most technologies and equipment that we use or will use, including wireline and wireless transmission technologies, circuit and packet switching technologies, multiplexing technologies, data transmission technologies, including the DSL, ATM and IP technologies, and server and storage technologies may become obsolete. If we do not replace or upgrade technology and equipment that becomes obsolete, or if the technology choices we make prove to be incorrect, ineffective or unacceptably costly, we will be unable to compete effectively because we will not be able to meet the expectations of our customers, which could cause our results to suffer.

The introduction of new technologies may reduce the cost of services similar to those that we plan to provide. As a result, our most significant competitors in the future may be new entrants to the telecommunications industry or existing providers that upgrade equipment with new technologies. These providers may not be burdened by an installed base of outdated equipment and, therefore, may be able to respond more quickly to customer demands.

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

In the United States, our intrastate, interstate, and international telecommunications systems and services are subject to regulation at the federal, state, and local levels. We also have facilities and provide services in numerous countries in Europe, Latin America, and the Asia/Pacific region. Our operations in those countries are subject to regulation at the regional level (e.g., European Union), the national level and, in some cases, at the state, provincial, and local levels. These regulatory requirements subject us to the following risks:

•	Our interstate and international operations in the United States are governed by the Communications Act of 1934, as amended by the 1996 Act. There are several ongoing proceedings at the FCC and in the federal courts regarding the implementation of various aspects of the 1996 Act. The outcomes of these proceedings may affect the manner in which we are permitted to provide our services in the United States and may have a material adverse effect on our operations.

•	The intrastate activities of our local telephone service companies are regulated by the states in which they do business. A number of states in which we operate are conducting proceedings related to the provision of services in a competitive telecommunications environment. These proceedings may affect the manner in which we are permitted to provide our services in one or more states and may have a material adverse effect on our operations.

•	Our operations outside the United States are governed by the laws of the countries in which we operate. The regulation of telecommunications networks and services outside the United States varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other fora are available to address these inadequacies or disputes. Our inability or failure to comply with the telecommunications laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries and may have a material adverse effect on our operations.

•	In the ordinary course of constructing our networks and providing our services we are required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we operate. We also must comply with a variety of regulatory obligations. Our failure to obtain or maintain necessary licenses and authorizations, or to comply with the obligations imposed upon license holders in one or more countries, may result in sanctions, including the revocation of authority to provide services in one or more countries.

•	The regulatory requirements to which we are subject could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

Attempts to limit the basic competitive framework of the 1996 Act could interfere with the successful implementation of our business plan.

Successful implementation of our business plan is predicated on the assumption that the basic framework for competition in the local exchange services market established by the 1996 Act will remain in place. We expect that there will be attempts to modify, limit or eliminate this basic framework through a combination of federal legislation, new rulemaking proceedings by the FCC and challenges to existing and proposed regulations by the RBOCs. It is not possible to predict the nature of any such action or its impact on our business and operation, though the effect of certain changes could be material.

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

We may not be able to maintain our existing franchises, permits and rights-of-way that we need for our business. We may also be unable to obtain and maintain the other franchises, permits and rights-of-way that we require. In particular, we are involved in several legal proceedings that, among other things, challenge certain of our rights-of-way (and amounts payable by us therefor), and additional such proceedings could be instituted. Such proceedings may increase our costs and adversely affect our profitability. Moreover, a sustained and material failure to obtain or maintain required rights could materially adversely affect our performance in the affected area and our operating results.

Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

The September 11, 2001 terrorist attacks had a significant impact on world financial markets. Future terrorist attacks against the United States or other countries in which we operate are possible. Since telecommunications networks and equipment may be considered critical infrastructure, it is possible that our physical facilities or network control systems could be the target of such attacks, or that such attacks could impact other telecommunications companies in a manner that disrupts our operations. These concerns also could lead to volatility or illiquidity in world financial markets and could cause consumer confidence and spending to decrease or otherwise adversely affect the economy. These events could adversely affect our business and our ability to obtain financing on favorable terms. In addition, it is becoming increasingly difficult to obtain adequate insurance for losses incurred as a result of terrorist attacks at reasonable rates; in some cases, such insurance may not be available. Uninsured losses as a result of terrorist attacks could have a material adverse effect on our business.

Risks Related to Our New Common Stock

ST Telemedia is our majority stockholder.

A subsidiary of ST Telemedia beneficially owns 61.5% of New GCL’s outstanding equity securities. As a result, ST Telemedia has the power to elect the majority of New GCL’s directors. Under applicable law and New GCL’s articles of association and bye-laws and the certificate of designations for New GCL’s preferred stock, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers, certain acquisitions and dispositions, issuances of additional equity securities (with certain enumerated exceptions), incurrences of indebtedness above specified amounts, the making of capital expenditures in excess of specified amounts, and amendments to our articles of association and bye-laws. New GCL’s bye-laws include significant additional corporate governance rights of ST Telemedia. These rights effectively dilute the rights of other shareholders. In addition, subsidiaries of ST Telemedia hold the Convertible Notes and enjoy significant rights as creditors under the indenture for the Convertible Notes. Moreover, the Convertible Notes can be converted at any time into common shares of New GCL (16.2 million shares assuming conversion after four years), thereby increasing ST Telemedia’s ownership percentage in us.

A sale by ST Telemedia of a significant portion of its shareholdings in us could trigger contractual provisions tied to a change in control of the Company. For example, a change in control could result in the termination of significant contracts with UK government customers, the requirement that we offer to purchase the Convertible Notes and the GCUK Notes at a price equal to 101% of their outstanding principal amount plus accrued and unpaid interest, and the acceleration of the vesting of stock options and other incentive compensation awards granted to our officers, directors and employees.

Future sales of New GCL’s common stock could adversely affect its price and/or our ability to raise capital.

Future sales of substantial amounts of New GCL’s common stock, or the perception that such sales could occur, could adversely affect the market price of such stock and our ability to raise capital.

There are approximately 22.2 million common shares of New GCL outstanding. 6,600,000 of these shares are restricted shares held by a subsidiary of ST Telemedia. In addition, ST Telemedia’s subsidiary holds 18,000,000 preferred shares of New GCL, which are convertible into shares of New GCL’s common stock on a one-for-one basis. These common shares will be restricted unless certain conditions are met. All such restricted shares may be sold only under a registration statement or an exemption from Securities Act registration requirements. However, ST Telemedia may cause us to register sales of such restricted stock at any time. In that regard, we and ST Telemedia recently reached an agreement in principle pursuant to which ST Telemedia intends to exercise one of its demand registration rights under the registration rights agreement entered into in connection with its original equity investment in the Company made on the Effective Date. Such agreement in principle contemplates that we will file a registration statement with the SEC no later than April 30, 2005 covering 800,000 shares of New GCL common stock issuable to employees of and other individuals affiliated with ST Telemedia upon the exercise of stock options granted to such individuals by ST Telemedia.

In addition to the shares outstanding as of the date of this annual report on Form 10-K, an additional 18,000,000 common shares have been reserved for issuance upon the conversion of the preferred shares held by ST Telemedia and its affiliates, and an additional 4,878,261 shares were initially reserved for issuance upon the exercise of stock options or other stock-based awards granted under New GCL’s stock incentive plan.

The shares of New GCL common stock available for sale on the open market could increase materially as a result of a decision by ST Telemedia to reduce or eliminate its equity stake in New GCL, or as a result of the conversion of ST Telemedia’s preferred shares or Convertible Notes into common shares or the exercise or vesting of awards under the stock incentive plan. These actions could significantly depress the market price of New GCL’s common shares.

The continued listing of New GCL’s common shares on the Nasdaq National Market is subject to the Company’s timely filing of reports with the SEC.

In connection with the restatement of our 2003 financial results as a result of the understatement of our cost of access liabilities and expenses, during 2004 we fell out of compliance with SEC periodic reporting requirements and NASDAQ listing requirements. The NASDAQ Listing Qualifications Panel conditioned the continued listing of New GCL’s common shares on the Nasdaq National Market on our timely filing of all periodic reports with the SEC due on or prior to September 30, 2005. If we were to fail to file any such reports on a timely basis during this time frame, New GCL’s common shares would be subject to immediate delisting by the Nasdaq National Market, which would adversely impact the liquidity of and the market price for such common shares.

Other Risks

We and certain of our current and former officers and directors are involved in various governmental investigations and lawsuits.

As described below in Item 3, “Legal Proceedings,” we are the subject of investigations by the SEC and certain other governmental agencies. In addition, certain of our current and former officers and directors are also the subjects of such investigations and are defendants in related class action and other pending lawsuits, including suits arising out of our April 27, 2004 announcement that we expected to restate our 2003 consolidated financial statements due to an understatement of cost of access expenses. The SEC and the other governmental agencies that are investigating us could impose non-monetary penalties on us that could affect our capital-raising or other activities. Moreover, the ongoing involvement in these governmental investigations and civil lawsuits by certain of our current officers and directors could distract such individuals and reduce their productivity on our behalf. Finally, our involvement and the involvement of our current and former officers and directors in these investigations and lawsuits could adversely affect the perception of us by investors, customers, suppliers, employees and others, which in turn could adversely affect our operating results and hamper our ability to raise capital.

We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

Included in “Legal Proceedings” in Item 3 and Note 23, “Commitments, Contingencies and Other” to our consolidated financial statements included in this annual report on Form 10-K, are descriptions of important contingent liabilities. If one or more of these contingent liabilities were to be resolved in a manner adverse to us, we could suffer losses that are material to our financial condition. We have not established reserves for many of these contingent liabilities. Moreover, as described in “Legal Proceedings” and in Note 23 to the consolidated financial statements, certain of these contingent liabilities could have a material adverse effect on our operations in addition to the effect of any potential monetary judgment or sanction against us.

We have identified material weaknesses in our internal controls, processes and procedures and may face difficulties in strengthening our internal accounting systems and controls and in our ability to satisfy our financial reporting obligations on a timely basis.

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements.

Our history of rapid initial growth, expansion through acquisition with attendant integration issues, significant reorganization and restructuring activities and associated significant staffing reductions, budgetary constraints and attendant limitations on investment in internal systems, and multiple financial statement restatements and related governmental investigations and civil litigation, have increased the risk of internal control deficiencies.

Under Section 404 of the Sarbanes-Oxley Act, management is required to assess the effectiveness of our internal control over financial reporting on a periodic basis. At the current stage of our assessment of internal control as of December 31, 2004, we have preliminarily identified the material weaknesses described in Item 9A,

“Controls and Procedures.” These weaknesses mean that there is more than a remote likelihood that we will not prevent or detect a material misstatement of financial statements. Although we are creating and have already begun implementing plans to remediate these weaknesses, there can be no assurances that we will be successful in this regard.

ITEM 2. PROPERTIES

We lease our principal executive offices in Hamilton, Bermuda. We also lease corporate office space in Basingstoke, England; Billings, Montana; Crewe, England; Dublin, Ireland; Florham Park, New Jersey; London, England; Miami, Florida; Montreal, Canada; Naarden, The Netherlands; New York, New York; Phoenix, Arizona; Rochester, New York; Southfield, Michigan; and Westminster, Colorado. We also lease sales, administrative and other support offices worldwide.

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

ITEM 3. LEGAL PROCEEDINGS

Under the Plan of Reorganization, which became effective on December 9, 2003, essentially all claims against the GC Debtors that arose prior to the commencement of the chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against the Company at that time, were included in that discharge. However, certain claims pending at that time could affect the Successor. The following is a description of those claims and of material legal proceedings in respect of claims alleged to have arisen after the commencement of the chapter 11 cases that were pending during or after the fourth quarter of 2004.

SBC Communications Inc. Claim

SBC Communications Inc. (“SBC”) has asserted that the Company is engaging in the misrouting of traffic through third-party intermediaries for the purpose of avoiding access charges payable to SBC’s LEC affiliates, allegedly in violation of the AT&T Order. SBC asserted that the Company owed it $18.65 million through July 15, 2004. The Company responded to SBC denying the claim in its entirety.

On November 17, 2004, SBC’s LEC affiliates commenced an action against the Company and other defendants in the United States District Court for the Eastern District of Missouri. The complaint alleges that the Company, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic in a manner designed to avoid the payment of interstate and intrastate access charges.

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 million for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a First Amended Complaint on February 4, 2005. The First Amended Complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the First Amended Complaint on March 4, 2005.

Restatement Class Action Litigation

Following the Company’s April 27, 2004 announcement that the Company expected to restate certain of its consolidated financial statements as of and for the year ended December 31, 2003, eight separate class action lawsuits all purporting to be brought on behalf of Company shareholders were commenced against the Company and certain of its officers and directors in the United States District Courts in New Jersey, New York and California. The cases were consolidated and transferred by the Judicial Panel on Multidistrict Litigation to Judge Gerard Lynch of the United States District Court for the Southern District of New York based on his past involvement in prior cases involving the Company. On February 18, 2005, lead plaintiffs filed an amended consolidated class action complaint against the Company and two of its past and present officers.

The consolidated amended complaint alleges that the Company defrauded the public securities markets by issuing false and misleading statements that failed to disclose or indicate (i) that the Company had materially understated its accrued cost of access liabilities by as much as $80 million, (ii) that the Company lacked sufficient internal controls to prevent material misstatements, (iii) that the Company lacked sufficient internal controls to properly record and report accrued cost of access liabilities and operating expenses, (iv) that its financial statements were not prepared in accordance with generally accepted accounting principles, (v) that the Company did not, contrary to its representations, consistently monitor the accuracy of its systems that measured cost of access, (vi) that the Company’s results were materially inflated, and (vii) that the Company did not have a “clean” balance sheet.

The consolidated amended complaint, on behalf of a class of persons who purchased or acquired the Company’s common stock between December 9, 2003 and April 26, 2004, asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs contend that the Company’s misstatement or omissions artificially inflated the price of the Company’s stock, which declined when the “true” costs were disclosed. Plaintiffs seek compensatory damages as well as other relief. If the case is not settled, defendants anticipate filing a motion to dismiss the consolidated amended complaint.

Securities and Exchange Commission Investigation

On February 5, 2002, the SEC commenced a formal investigation into the Company’s concurrent transactions for purchase and sale of telecommunications capacity and services between the Company and its carrier customers and related accounting and disclosure issues. The Company has cooperated with the SEC by providing documents and other information to the SEC staff, which has taken testimony from current and former officers and directors of Old GCL. To resolve the SEC’s investigation, the Company and certain former officials have entered into negotiations with the SEC staff with a view to settlement, although to date a final settlement has not been reached.

Department of Justice Inquiry

In early 2002, the U.S. Attorney’s Office for the Central District of California, in conjunction with the Federal Bureau of Investigation (the “FBI”), began conducting an investigation into the Company’s concurrent transactions and related accounting and disclosure issues. The Company provided documents to the U.S. Attorney’s office and the FBI, and FBI representatives interviewed a number of current and former officers and employees of the Company. The Company does not know whether the investigation is ongoing or has concluded.

Department of Labor Investigation

In 2002, the Department of Labor (“DOL”) initiated an investigation related to the Company’s administration of its benefit plans, including the acquisition and maintenance of investments in the Company’s 401(k) employee savings plans. The Company cooperated with the DOL by providing documents and other information to the DOL staff, and the DOL interviewed a number of the officers and employees of the Company. Following its investigation, the DOL and certain current and former directors, officers and employees of Old

GCL entered into settlement agreements in July 2004 resolving that investigation. Neither Old GCL nor New GCL is a party to any of those agreements. Any claims arising out of the DOL’s ability to impose a civil monetary penalty on the Company was discharged upon consummation of the Plan of Reorganization.

Claim by the United States Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the United States Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Limited (“PCL”), a former subsidiary of the Company, violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration. The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. An identical claim has also been filed in the bankruptcy proceedings of the former subsidiary in Delaware. On July 11, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the bankruptcy court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $13.5 million. Negotiations with PCL to resolve the remaining issues are ongoing but no final resolution has been reached.

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

In August 2003, the OFT extended its investigation in respect of allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine telecommunication cables on their land in the United Kingdom. The Company responded to those allegations on October 10, 2003. The Company has cooperated fully with the investigation and has supplied additional factual materials including a number of formal witness statements. By letter dated December 2, 2004, the OFT informed the Company and others that its investigation is continuing and that it will be issuing a Statement of Objections to a number of parties under investigation. The OFT has not, however, indicated which parties will be receiving such a statement and to date no findings have been made against the Company and the Company continues to deny any wrongdoing.

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

The Company’s North American network includes capacity purchased from Qwest on an IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on the Company’s ability to utilize large portions of the Company’s North American network. This litigation was stayed against the Company pending the effective date of the Plan of Reorganization, and the plaintiffs’ pre-petition claims against the Company were discharged at that time in accordance with the Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate large portions of its North American network, although it believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which the Company originally purchased this capacity. As part of a global resolution of all bankruptcy claims asserted against the Company by Qwest, Qwest agreed to reaffirm its obligations of defense and indemnity to the Company for the assertions made in this claim. In September 2002, Qwest and certain of the other telecommunication carrier defendants filed a proposed settlement agreement in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court’s injunction were opposed by a number of parties who intervened and an appeal was taken to the United States Court of Appeals for the Seventh Circuit. In a decision dated October 19, 2004, the Court of Appeals reversed the approval of the settlement and lifted the injunction. The case has been remanded to the District Court for further proceedings.

Customs Tax Audit

A tax authority in South America has concluded a preliminary audit of the Company’s books and records for the years ended December 31, 2001 and 2000 and has made certain initial findings adverse to the Company including the following: failure to disclose discounts on certain goods imported into the country, failure to include the value of software installed on certain computer equipment, and clerical errors in filed import documents. The Company has received a formal assessment in the amount of $9.3 million. The potential customs and duties exposure, including possible treble penalties to the Company, could be as high as $25 million to $35 million. The Company is continuing to work with the tax authority to resolve the audit.

Foreign Income Tax Audit

A tax authority in South America has issued a preliminary notice of findings based on an income tax audit for calendar years 2001 and 2002. The examiner’s initial findings take the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. Based on a preliminary notice of findings, the Company estimates that a future assessment could be as high as $11 million, plus potential interest and penalties. The Company is continuing to work with the tax authority to resolve the issues.

Administrative Claims from the Chapter 11 Case

Under the Plan of Reorganization, claims arising after the commencement of the GC Debtors’ chapter 11 cases (“Administrative Claims”) are to be paid in full. As is typical in chapter 11 cases, Administrative Claims were asserted against the GC Debtors that far exceed the amount owed. The Successor has assumed these obligations and is in the process of resolving such Administrative Claims. The Company does not believe that the resolution of those claims will have a material adverse effect on the Successor.

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 cable, which was constructed, owned and operated by Pacific Crossing Limited (“PCL”), our former subsidiary. PCL asserts that the Company and Asia Global Crossing, another former subsidiary of ours, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1 and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by the Company and Asia Global Crossing on behalf of PCL.

Originally PCL filed an administrative expense claim in the Bankruptcy Court for $7.5 million in post-petition services plus unliquidated amounts arising from the Company’s alleged breaches of fiduciary duty and misallocation of PCL’s revenues. The Company objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of $79 million claiming the Company failed to pay revenue for services and maintenance charges relating to PC-1 capacity, failed to pay PCL for use of the related cable stations and to recover a portion of the monies received by the Company under a settlement agreement entered into with Microsoft and an arbitration award against Softbank in favor of the Company. PCL claims that the Company acted as an agent for PCL under the original capacity commitment agreement with Microsoft and Softbank and that PCL is now entitled to a share of the proceeds of both the settlement and the arbitration award. The Company expects to file an objection to the amended claim shortly.

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

Foreign Government Highways Tax

On December 20, 2004, representatives of one of the Company’s European subsidiaries were advised at a meeting with the applicable governmental agency for highways that a tax would be levied on the Company in respect of the Company’s network in that country. In particular, the tax was to be assessed on the estimated valuation of public lands across which the Company’s network is laid and would be retrospective to the date of occupancy by the Company of the lands at issue. The Company has received assessments totaling $3.7 million. We believe that many other telecommunications operators in this country whose network crosses these public lands are receiving similar assessments. The Company and the other operators have challenged the nature and calculation of this tax and have raised a number of technical and legal points against the assessments. The Company intends to appeal the tax assessments received in an attempt to reduce the amount assessed.

I TEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual General Meeting of Shareholders of the Company was held on December 15, 2004. Each of the Proposals submitted for Shareholder approval at the Annual General Meeting was approved. The results of the voting were as follows:

Proposal Number and Description	Shares For	Shares Against	Abstentions	Broker Non-Votes
1. Proposal to approve the Global Crossing Senior Executive Short-Term Incentive Compensation Plan, a cash bonus plan applicable to certain senior executives.	30,384,448	311,077	37,223	7,188,712

2. Proposal to amend the 2003 Global Crossing Limited Stock Incentive Plan to increase the number of authorized common shares reserved for issuance under that plan from 3,478,261 to 4,878,261.	30,385,583	301,641	45,524	7,188,712

3. Proposal to appoint Ernst & Young LLP as independent auditors for the year ending December 31, 2004 and to authorize the Audit Committee to determine their remuneration.	37,878,715	21,538	21,207	N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

During 2003, Old GCL’s common shares were quoted on the over-the-counter (“OTC”) market through the Effective Date of the Plan of Reorganization on December 9, 2003. On that date, New GCL’s common shares were distributed to ST Telemedia and the GC Debtors’ pre-petition creditors. Such shares traded on the OTC market from December 10, 2003 through January 22, 2004, the date they were accepted for quotation on the Nasdaq National Market, and such shares continue to be quoted on the Nasdaq National Market on the date of this annual report.

The table below sets forth, on a per share basis for the periods indicated, the following information:

•	The closing high and low bid prices as reported on the OTC market of Old GCL’s common shares for the first three quarters of 2003 and for the period from September 30, 2003 through the Effective Date, at which time all interests in Old GCL’s common shares were canceled.

•	The closing high and low bid prices as reported on the OTC market of New GCL’s common shares for the period from December 10, 2003 through December 31, 2003.

•	The intra-day high and low sales prices for New GCL’s common shares as reported by the Nasdaq National Market for each quarter of 2004.

	Old GCL
	High	Low
First Quarter 2003	$0.02	$0.01
Second Quarter 2003	$0.03	$0.02
Third Quarter 2003	$0.03	$0.02
September 30 to December 9, 2003	$0.06	$0.00

	New GCL
	High	Low
December 10 to December 31, 2003	$35.01	$30.00
First Quarter 2004	$35.75	$12.25
Second Quarter 2004	$20.97	$6.40
Third Quarter 2004	$19.88	$11.67
Fourth Quarter 2004	$18.63	$11.62

The OTC bid prices in the above table represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions.

There were seventy-eight shareholders of record of New GCL’s common stock on March 1, 2005.

Dividends

Old GCL never declared or paid a cash dividend on its common stock. New GCL has not declared or paid dividends on its common stock, and we do not expect it to do so for the foreseeable future. The payment of future dividends, if any, will be at the discretion of New GCL’s board of directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant. In addition, covenants in our financing agreements significantly restrict New GCL’s ability to pay cash dividends on its capital stock and also restrict the ability of New GCL’s subsidiaries to transfer funds to New GCL in the form of cash dividends, loans or advances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of such restrictions.

Description of New Global Crossing Equity Securities

New GCL is authorized to issue 55,000,000 common shares and 45,000,000 preferred shares. Pursuant to our Plan of Reorganization, on the Effective Date, New GCL issued 15,400,000 common shares to our pre-petition creditors and 6,600,000 common shares and 18,000,000 preferred shares to a subsidiary of ST Telemedia. 18,000,000 common shares were reserved for the conversion of ST Telemedia’s preferred shares. An additional 4,878,261 common shares are reserved for issuance under the 2003 Global Crossing Limited Stock Incentive Plan, as amended (the “2003 Stock Incentive Plan”), which is filed as an exhibit to this annual report on Form 10-K, and an additional approximately 16.2 million common shares are reserved for issuance upon conversion of the Convertible Notes.

The following is a brief description of New GCL’s common and preferred shares.

New Global Crossing Common Stock

Each common share of New GCL (“New GCL Common Stock”) has a par value of $.01 and entitles the holder thereof to one vote on all matters to be approved by stockholders. The amended and restated bye-laws of New GCL contain certain special protections for minority shareholders, including a maximum discount applicable to rights offerings made prior to December 9, 2006, and certain obligations of ST Telemedia, or other third parties, to offer to purchase shares of New GCL Common Stock under certain circumstances. Certain other minority protections expired when the New GCL Common Stock was listed on the Nasdaq National Market, including certain pre-emptive rights and certain limitations on transactions with ST Telemedia or its affiliates. The amended and restated bye-laws of New GCL are filed as an exhibit to this annual report on Form 10-K.

New Global Crossing Preferred Stock

The 18,000,000 preferred shares issued to a subsidiary of ST Telemedia on the Effective Date of our Plan of Reorganization (the “New GCL Preferred Stock”) accumulate dividends at the rate of 2% per annum. Those dividends will be payable in cash after New GCL and its subsidiaries achieve specified financial targets. The New GCL Preferred Stock has a par value of $0.10 per share and a liquidation preference of $10 per share (for an aggregate liquidation preference of $180 million). The New GCL Preferred Stock ranks senior to all other capital stock of New GCL, provided that any distribution to shareholders following a disposition of all or any portion of the assets of New GCL will be shared pro rata by the holders of New GCL Common Stock and New GCL Preferred Stock on an as-converted basis. Each share of New GCL Preferred Stock is convertible into one share of New GCL Common Stock at the option of the holder.

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

Equity Compensation Plan Information

Table of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights[1]	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,741,662	$11.21	1,082,909
Equity compensation plans not approved by security holders	—	—	—

Total	3,741,662	$11.21	1,082,909

[1]	The weighted-average exercise price does not take into account the shares issuable upon vesting of 1,019,850 outstanding restricted stock unit awards and 203,234 performance share awards, which have no exercise price.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of the Company as of and for the five years ended December 31, 2004. The historical financial data as of December 31, 2004 and 2003 and for the year ended December 31, 2004, the period from December 10, 2003 to December 31, 2003, the period from January 1, 2003 to December 9, 2003, and the year ended December 31, 2002, have been derived from the historical consolidated financial statements presented elsewhere in this annual report on Form 10-K and should be read in conjunction with such consolidated financial statements and accompanying notes.

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

Upon emergence from bankruptcy on the Effective Date, we adopted fresh start accounting and reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities (see Note 2, “Fresh Start Accounting,” to the accompanying consolidated financial statements). As a result, the historical financial data of Predecessor may not be entirely comparable to the historical financial data of Successor and may be of limited value in evaluating our financial and operating prospects in the future.

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31,
				2002	2001	2000

	(in millions, except share and per share information)
Statements of Operations data:
Revenues	$2,487	$164	$2,599	$2,903	$3,326	$3,108
Cost of access and maintenance	1,844	125	1,982	2,262	2,356	1,848
Other operating expenses	772	49	692	967	1,995	1,752
Depreciation and amortization	164	8	138	132	1,462	1,395
Asset impairment charges	—	—	—	—	16,265	—
Operating income (loss)	(293)	(18)	(213)	(458)	(18,752)	(1,322)
Interest expense	(45)	(3)	(13)	(62)	(494)	(351)
Loss from write-down and sale of investments, net	—	—	—	—	(2,041)	—
Gain from sale of subsidiary’s common stock and related subsidiary stock sale transactions	—	—	—	—	—	303
Reorganization items, net	—	—	(124)	(92)	—	—
Gain on settlement of liabilities subject to compromise and recapitalization	—	—	23,076	—	—	—
Gain from fresh start adjustments	—	—	1,109	—	—	—
Benefit (provision) for income taxes	(56)	(1)	(5)	103	1,795	(368)
Income (loss) from continuing operations	(311)	(19)	23,887	(319)	(19,853)	(1759)
Income (loss) from discontinued operations, net	(25)	8	852	973	(2,811)	(1034)
Income (loss) applicable to common shareholders	(340)	(11)	24,739	635	(22,632)	(3,115)
Income (loss) per common share, basic:
Income (loss) from continuing operations applicable to common shareholders, basic	$(14.31)	$(0.86)	$26.26	$(0.37)	$(22.09)	$(2.46)

Income (loss) applicable to common shareholders, basic	$(15.45)	$(0.50)	$27.20	$0.70	$(25.53)	$(3.69)

Shares used in computing basic income (loss) per share	22,002,858	22,000,000	909,413,046	903,217,277	886,471,473	844,153,231

Income (loss) per common share, diluted:
Income (loss) from continuing operations applicable to common shareholders, diluted	$(14.31)	$(0.86)	$25.08	$(0.37)	$(22.09)	$(2.46)

Income (loss) applicable to common shareholders, diluted	$(15.45)	$(0.50)	$25.97	$0.70	$(25.53)	$(3.69)

Shares used in computing diluted income ((loss) per share	22,002,858	22,000,000	952,459,514	903,217,277	886,471,473	844,153,231

	Successor		Predecessor
	December 31,
	2004	2003	2002	2001	2000
Balance Sheet data:
Cash and cash equivalents	$365	$216	$367	$532	$735
Working capital not including long-term debt in default	(57)	(148)	316	(794)	(207)
Property and equipment, net	1,065	1,133	964	923	7,672
Goodwill and intangibles, net	14	110	—	—	8,606
Total assets	1,931	2,248	2,635	4,214	27,624
Short-term borrowings and long-term debt in default	—	—	—	6,589	1,000
Long-term debt	646	200	—	—	5,113
Liabilities subject to compromise	—	—	8,662	—	—
Mandatorily redeemable and cumulative convertible preferred stock[1]	—	—	1,918	3,161	3,158
Total shareholders’ equity (deficit)	51	393	(10,935)	(12,195)	9,889

	Successor		Predecessor
	Year Ended December 31,	Year Ended December 31,	January 1 to December 9,	Year Ended December 31,

Cash flow data:	2004	2003	2003	2002	2001	2000
Net cash provided by (used in) operating activities	$(198)	$(79)	$(353)	$76	$(1,343)	$(498)
Net cash provided by (used in) investing activities	(64)	(5)	(148)	(245)	984	(3,331)
Net cash provided by (used in) financing activities	411	(2)	436	4	156	2,994

[1]	The mandatorily redeemable preferred stock and long-term debt in default were reclassified into liabilities subject to compromise at December 31, 2002.

In reading the above selected historical financial data, please note the following:

•	The Company implemented “fresh start” accounting in accordance with the American Institute of Certified Public Accountants (“AICPA”) SOP 90-7, upon emergence from bankruptcy on December 9, 2003. Fresh start accounting required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of the Company’s assets and liabilities. The Company engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of its property and equipment and intangible assets. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. Adopting fresh start accounting rules resulted in the Company recording a $23.934 billion gain on settlement of liabilities subject to compromise and recapitalization ($858 million related to Global Marine is included in discontinued operations) as well as a $1.100 billion gain relating to other fresh start adjustments ($9 million loss from fresh start adjustments related to Global Marine is included in discontinued operations). See Note 2 to the accompanying consolidated financial statements for a complete description of the fresh start accounting impacts on the Company’s Effective Date balance sheet.

•	The consolidated statement of operations data for the year ended December 31, 2000 includes the results of IXnet Inc. (the Company’s subsidiary specializing in the provision of telecommunications services to the financial services community (“IXnet”)) (excluding IXnet’s Asian operations) for the period from June 14, 2000, date of acquisition, through December 31, 2000. The consolidated balance sheet as of December 31, 2000 includes amounts related to IXnet (excluding Asian operations).

•	The consolidated statement of operations data for all periods presented reflects the results of the ILEC, GlobalCenter, IPC Information Systems, Inc. (the Company’s former subsidiary engaged in the business of designing, manufacturing, installing and servicing turret systems, which provide desktop access to time-sensitive voice communications and data for the financial services community (“IPC”)), Asia Global Crossing (including PCL and the Asian operations of IXnet), Global Marine, and SBSS as discontinued operations. The ILEC business was sold on June 29, 2001 to Citizens Communications, Inc. for cash proceeds of $3.369 billion, resulting in an after-tax loss of approximately $206 million; GlobalCenter was sold to Exodus Communications, Inc. for 108.15 million shares valued at $1.918 billion on January 11, 2001, resulting in a deferred gain of $126 million amortizable over the 10 year life of a network services agreement between the Company and Exodus; IPC was sold to Goldman Sachs Capital Partners, Inc. for cash proceeds of $300.5 million on December 20, 2001, representing a loss of $120 million; Asia Global Crossing, a 58.9% owned subsidiary, was abandoned on November 17, 2003 upon its filing for bankruptcy and our effective loss of control with no corresponding proceeds or outflow, representing a gain of $1.184 billion; and Global Marine was sold for consideration of $1 million, resulting in no gain on the sale. The sale of the Company’s holdings in SBSS is currently subject to the approval of the other joint venture holder and regulatory approval of the Chinese government, which is expected to occur by mid-2005. The Company’s agreement to transfer its shareholding in SBSS expires in October 2005. The 2001 discontinued operating results of Asia Global Crossing includes impairment charges of $2.399 billion and $450 million in accordance with the provisions of SFAS No. 121 and APB No. 18, respectively.

•	Restructuring efforts from August 2001 through 2004 resulted in more than 5,700 employee terminations and the closing of 257 sites. Restructuring charges of $15 million, $41 million, $90 million and $398 million are reflected in the results from operations above in 2004, 2003, 2002 and 2001, respectively. The 2004 and 2001 charges are included in other operating expenses. The 2003 and 2002 charges are recorded as reorganization items as required under SOP 90-7. See further discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	In 2001, the results from operations include non-cash long-lived asset impairment charges of $17.181 billion ($916 million related to Global Marine are included in discontinued operations) in accordance with the provisions of SFAS No. 121. This includes a write-off of all goodwill and other identifiable intangibles of $8.573 billion ($545 million related to Global Marine are included in discontinued operations) and tangible long-lived assets of $8.608 billion ($371 million related to Global Marine are included in discontinued operations).

•	We raised significant capital (both equity and debt) during the years ending December 31, 2001 and 2000. All outstanding common and preferred stock of Old GCL were canceled upon our emergence from bankruptcy. In addition, all outstanding indebtedness of the GC Debtors, including debt under our $2.25 billion senior secured corporate credit facility was canceled. Our wholly-owned subsidiary, GCNAH, issued $200 million principal amount of Exit Notes to ST Telemedia upon emergence from bankruptcy, which notes were subsequently transferred to a subsidiary of ST Telemedia. The Exit Notes were refinanced on December 23, 2004. See further discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Executive Summary

Overview

We are a global provider of telecommunications services to carriers and commercial enterprises around the world. The principal services we offer to our customers include voice, data and conferencing services. We offer these services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. The majority of our telecommunications services revenues and cash flows are generated based on monthly recurring services. Prior to August 13, 2004, through our Global Marine subsidiary we also provided installation and maintenance services for subsea telecommunication systems as a separate reportable operating segment (see “Discontinued Operations” below for further information relating to Global Marine). In 2005, we expect to reorganize the telecommunications services segment into two separate reportable segments representing our telecommunications operations at GCUK and the rest of the Company’s telecommunications operations due to organizational and financial reporting changes being implemented as a result of the issuance of the GCUK Notes on December 23, 2004 (see below) and the planned registration with the SEC of an exchange offer in respect of such securities during 2005.

Industry

The telecommunications industry remains highly competitive. Over the last few years many of our competitors have attempted to reorganize or have completed reorganizations, which has resulted in competitors emerging from bankruptcy with significant improvements in their financial condition and competitiveness. The result to the industry has been significant price erosion for TDM voice and Frame Relay and ATM data products and services. We believe there will be significant continued pricing pressure for telecommunications services in the future that makes these services unprofitable or have very low profitability. As a result we have initiated a business restructuring plan to downsize, sell or otherwise exit several business areas and certain low margin services (see “Restructuring Activities” below for further information).

The competitive landscape in the telecommunications industry is beginning to change rapidly, and we believe we are well positioned to take advantage of these changes. The large-scale mergers taking place in the North American market and the business combinations in Europe and Latin America will cause many of our competitors to experience varying degrees of disruption, delay and inefficiency while integration issues are addressed. Moreover, as the number of viable service providers diminishes with industry consolidation, we expect to experience greater demand from customers seeking network diversity and redundancy. Our existing customer base, capabilities and extensive network of suppliers globally position us as a viable global alternative provider. However, industry consolidation is likely to lead to greater economies of scale and other competitive advantages for our competitors, although it is possible that regulatory changes or conditions will be implemented in response to such consolidation in order to mitigate the impact on non-dominant carriers such as ourselves.

Strategy

See Item 1, “Business – Business Strategy” for a discussion of our business strategy.

Key Performance Indicators

We utilize a focused group of financial and non-financial key performance indicators which are reviewed by senior management at least monthly. This reporting facilitates timely and effective communication of results and key decisions, allowing our global business to react more quickly to changing requirements and changes in our key performance indicators.

The Company’s senior management review our cash performance on a weekly basis and compare it to our operating plan to assist us in making short-term and long-term decisions.

We use a headcount management reporting process within the Company, based upon our globally structured organization. All employees have been categorized into, and are managed within, globally integrated functional groups such as sales, customer service, network operations, information technology, finance, legal and human resources. Our headcount was approximately 3,600 as of March 1, 2005. This metric is tracked monthly via a system-generated report from our human resources database maintained on our SAP software system. Actual records are tracked against budgeted headcount not only by the functions mentioned, but also by location and against expected payroll dollars.

We capture and analyze several non-financial metrics periodically, including metrics which measure our service capabilities (e.g., days required to provision a circuit between two of our points of presence), network performance (e.g., average availability), IP network traffic growth (e.g., voice minutes carried over IP platform) and headcount. In order to achieve our strategic objectives and the profitability needed to succeed as a business, the tracking and execution of these non-financial objectives is as important as our cash performance discussed above and the following financial key performance indicators.

Financial key performance indicators in our business are focused on revenue growth in our core enterprise, conferencing and carrier data sales businesses, margin improvement and on our cost structure, including our direct costs to sell and third party access costs. Our cost of access management team executes cost initiatives, which are tracked each month to measure how the initiatives are impacting needed cost reductions to offset the declining pricing currently being experienced across all our product lines. The initiatives include facility network access optimization which includes extending the access network closer to the customer as well as aggregating circuits with lower trunk speeds and migrating them to fewer high speed circuits, switched network access optimization through direct end office trunking versus tandem switching termination, use of alternative termination providers and other traditional means such as revenue assurance (access charges to billing reconciliations) and resolution of disputes with our access vendors.

Another key measure for our margin performance is average revenue per minute (“ARPM”). ARPM inherently reflects the “quality” of the minutes sold and is a key indicator of whether our customer segment mix is shifting in line with our goals. This metric is closely tracked each week to assist us in identifying targeted customers and product sets that are deteriorating in ARPM. It also serves to assist us in our volume and pricing statistics, which are closely monitored to track the performance of the sales organization throughout the year.

2004 Highlights

In October 2004 we announced a number of strategic initiatives to increase our focus on higher margin global data and IP services offerings to multi-national enterprises, governments and telecommunications carriers. These initiatives include enhancements to our distribution capabilities intended to promote distribution through direct and indirect sales channels, including systems integrators and alliances with other carriers. At the same time, portions of our business that were underperforming relative to our financial expectations and that did not provide long-term strategic value were identified, and implementation plans were devised to achieve targeted levels of profitability or to exit those lines of business. These plans include downsizing our carrier voice business, primarily in North America, through pricing actions designed to maintain targeted gross margins for this service. These plans also include the divestiture or other exiting of our operations in consumer, small business, trader voice and calling card services. Finally, these plans called for workforce reductions, facility consolidation and other cost saving measures made possible by these strategic initiatives. We believe that implementation of this restructuring plan will over time reduce our funding requirements, accelerate the date by which our operating cash flow will be sufficient to satisfy our anticipated liquidity requirements and lead to overall profitability for the Company. See “Business Restructuring” below for further information on our restructuring activities.

Our revenues decreased in 2004 compared with 2003 as a result of continued pricing reductions for telecommunications services, continual decline in non-core revenue streams such as small business and the financial industry’s trader voice products, actions taken by us in the first half of 2004 to tighten pricing and payment terms for our international long distance reseller customer base and the business restructuring initiatives taken by us in the fourth quarter discussed above. In addition, our revenue decreased due to lower non-cash amortization of prior period IRUs in 2004 compared with 2003 as a result of fresh start accounting on our emergence from bankruptcy on December 9, 2003. Since emerging from bankruptcy our focus has been on acquiring customers in key market segments including regional and multinational enterprises and federal government agencies sold directly or through indirect channels, including through systems integrators. In 2004, our sales volume for data and voice services increased as a result of increased sales to new and existing customers, although our voice services volume increased at a much lower rate than in past years as a result of our initiatives to tighten payment terms for international long distance customers and the downsizing of business with lower margin voice services customers. The increase in revenue as a result of sales volume increases was not significant enough to offset the decrease in revenue as a result of pricing reductions. Telecommunications pricing remained very competitive in 2004 for both voice and data services. Our average annual price declines were approximately 15% for voice services, over 35% for IP access services and lower rates than IP access services for broadband, IP VPN and managed data services.

Our cost of access expense is our single largest expense and was 69.7% and 73.8% of our revenues, excluding revenue from the non-cash amortization of IRUs, for the years ended December 31, 2004 and 2003, respectively. Our cost of access expense decreased in 2004 compared with 2003 as a result of initiatives to reduce access costs. These initiatives included shifting suppliers, contract renegotiations to lower access rates, tariffed discount plans, facility network access optimization, switched network access optimization through direct end office trunking and the continued review of access charges, special promotions and disputes resolution. The result of the improvement in cost of access unit charges and other initiatives was an improvement in gross margin, excluding non-cash amortization of IRU revenue, even though there were significant decreases in revenue. The improvement in cost of access unit charges also resulted in an improvement in gross margin percentage, despite the significant reductions in pricing.

Total gross margin, excluding non-cash amortization of IRU revenue, is calculated as follows:

	Year Ended December 31, 2004	% of revenues excluding IRU amortization revenue	Twelve Months Ended December 31, 2003	% of revenues excluding IRU amortization revenue
	(in millions)		(in millions)
Consolidated revenue	$2,487	NA	$2,763	NA
Revenue from the amortization of prior period IRUs (“IRU amortization revenue”)	4	NA	78	NA

Revenue excluding IRU amortization revenue	2,483	100%	2,685	100%
Cost of access	1,731	69.7%	1,982	73.8%

Gross margin excluding IRU amortization revenue	$752	30.3%	$703	26.2%

During 2004, our operations continued to generate negative cash flows and reduce our available liquidity. As a result, we determined we would need additional funds to meet our liquidity requirements for 2004 and beyond. As an interim financing arrangement during 2004, we borrowed $125 million from a subsidiary of ST Telemedia under a senior secured loan facility (the “Bridge Loan Facility”). On December 23, 2004, we completed a recapitalization plan, as described below (the “Recapitalization Plan”), to restructure existing indebtedness with ST Telemedia and its subsidiaries and to raise additional financing. Based on our business plan, our expectation is that cash on hand, together with proceeds from anticipated sales of non-core assets, marketable securities and IRU’s will provide us with the liquidity needed to fund our operations until we start to generate positive cash flow at some point in the second half of 2006.

Under the Recapitalization Plan, we repaid $75 million of principal amount of the $200 million 11% senior secured notes issued on the Effective Date (the “Exit Notes”) to a subsidiary of ST Telemedia. We also paid accrued interest of approximately $15 million on the Exit Notes and Bridge Loan Facility. The remaining $125 million of Exit Notes and the $125 million Bridge Loan Facility were exchanged for a $250 million aggregate principal amount of 4.7% payable-in-kind mandatory convertible notes (the “Convertible Notes”), which are held by subsidiaries of ST Telemedia.

As part of the Recapitalization Plan, GCUK issued $200 million in aggregate principal amount of 10.75% United States dollar denominated senior secured notes due 2014 and £105 million aggregate principal amount of 11.75% pounds sterling denominated senior secured notes due 2014 (collectively, the “GCUK Notes”). The United States dollar and sterling denominated notes were issued at a discount of approximately $3 million and £2 million, respectively, which resulted in the Company receiving gross proceeds, before underwriting fees, of approximately $398 million. (See “Liquidity and Capital Resources” below for further description of the Recapitalization Plan.)

2005 Outlook

In 2005, we expect our revenue to increase modestly for our enterprise and carrier data services businesses, including through expansion of indirect channels such as system integrators and alliances with other carriers. We expect to increase revenue in these areas through aggressive customer acquisition in specific target markets, including enterprise customers in the financial services, high-tech, health care, and transportation and distribution sectors, government customers, wireless and mobile operators, and regional LECs.

However, this increase in revenue from growth in our core business areas will not be large enough to offset significant decreases in revenue resulting from: the sale or other exiting of non-strategic parts of our business including the small business, consumer, financial industry trader voice, and calling card business lines; reductions in carrier voice services revenue due to pricing actions to maintain targeted gross margins which are expected to result in significant reductions in carrier voice sales volume; and continued pricing reductions for telecommunications services generally. We expect to see price declines for commoditized products such as long distance TDM voice services for enterprise customers and IP access and international private line data services in the range of 10% to 20% and 15% to 25%, respectively, as a result of continued intense competition throughout the industry. We expect minimal price declines for premium products such as IP VPN, video conferencing and managed services. We expect relative price stability in carrier voice services and will manage pricing to achieve targeted gross margins for these services.

We expect our access costs to decline significantly as a result of: the reduction in revenues described above; a change in revenue mix towards data and IP services, which have lower cost of access unit charges than voice services; and continuing cost of access initiatives to take further advantage of favorable contract discounts and rates, to optimize the network and to eliminate redundant circuits. We expect a modest decrease in gross margin dollars but a significant increase in our gross margin percentage as a result of increases in higher margin data and IP services revenues, improvements in margins for carrier voice services due to the pricing actions referenced above, and reductions in revenues from the non-strategic business areas discussed above. As discussed further below, as a result of the restructuring activities commenced in the fourth quarter of 2004, which include headcount reductions and facility closings, we expect significant savings in employee and related benefit expenses during 2005. This should result in significantly reduced operating expenses and a reduction in our operating loss when compared with 2004 results.

In 2005, we expect our cash flow used by operations to decrease as a result of the improvement in operating loss indicated above and lower payments related to deferred reorganization costs and restructuring costs. We expect a slight reduction in cash used for capital expenditures and repayments of capital lease obligations compared to 2004 levels. Cash used to pay interest obligations on our indebtedness will increase significantly as a result of the Recapitalization Plan discussed above. We expect to continue to sell capacity on our network in the form of IRUs and anticipate significant proceeds from non-core asset sales. Overall, we expect our cash and cash equivalents balance to decrease significantly in 2005 but at a lower rate than in 2004.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements.

Under Section 404 of the Sarbanes-Oxley Act (“SOX 404”), management is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. We expect to complete our assessment in time to file an amendment to this Form 10-K prior to the May 2, 2005 SEC reporting deadline. At the current stage of our assessment process, we have identified the material weaknesses described in Item 9A, “Controls and Procedures.” Also as described in Item 9A, we are creating and implementing remediation plans for these material weaknesses.

Discontinued Operations

On August 3, 2004, New GCL’s Board of Directors approved a plan to divest Global Marine, a non-core business, and on August 13, 2004, we entered into a series of agreements with Bridgehouse for the sale of Global Marine and the transfer of our forty-nine percent shareholding in S.B. Submarine Systems Company Ltd. (“SBSS”), a joint venture primarily engaged in the subsea cable installation and maintenance business in China, for consideration up to $15 million, subject to certain conditions as defined in the agreements. We completed the sale of Global Marine during the third quarter for consideration of $1 million. No gain or loss was recorded on the sale. The sale of our holdings of SBSS is subject to approval by the other joint venture holder and regulatory approval by the Chinese government, which we expect to occur by mid-2005. Our agreement to transfer our shareholding in SBSS expires in October 2005. As a result of these transactions, Bridgehouse has assumed all of Global Marine’s capital and operating lease commitments.

Restructuring Activities

2004 Restructuring Plans

During the first three quarters of 2004, we adopted restructuring plans to combine previously segregated customer support functions for greater efficiency and to allow our sales force to increase its focus on customer acquisition rather than retention, to consolidate staff into a single location to reduce overhead charges and improve functional efficiency, and to achieve certain other targeted reductions. The plans resulted in the elimination of approximately 100 employees and closure of one facility. As a result, we recorded $3 million of restructuring charges, of which $2 million related to severance and related benefit obligations related to the eliminated employees and $1 million related to facility closure costs, net of estimated sublease rentals. All amounts accrued under these restructuring plans were paid during 2004.

On October 8, 2004, our board of directors approved a restructuring plan designed to focus on businesses that are consistent with our overall vision—to be a premier provider of global data and IP services to enterprises and carriers by building on our extensive network and technological capabilities. The restructuring plan involves concentrating our efforts in areas that we anticipate will provide profitable growth opportunities and moving away from a number of unprofitable and non-strategic parts of the business. We commenced the restructuring plan during the fourth quarter of 2004. We developed the restructuring plan in light of ongoing adverse conditions in the telecommunications industry, in particular the continued pricing pressures for telecommunications services. We believe that the implementation of the restructuring plan will, over time, reduce our funding requirements, accelerate the date by which our operating cash flow will be sufficient to satisfy our anticipated liquidity requirements and lead to overall profitability for the Company.

The October 2004 restructuring plan includes initiatives to increase our focus on our core enterprise, conferencing and carrier data sales business, as well as to pursue several new business development initiatives in areas where we can capitalize on our IP network and capabilities. These initiatives are focused principally on global IP offerings and on expanding our distribution capabilities through indirect channels such as system integrators as well as providing enhanced services for telecommunications carriers to resell. We plan to redeploy certain personnel and reorganize our sales and marketing efforts around these initiatives. The plan also includes downsizing our carrier voice business, primarily in North America, through pricing actions designed to maintain targeted gross margins for this service. The plan also includes the divestiture or other exiting of our operations in consumer, small business, trader voice and calling card services. Finally, the plan calls for implementing workforce reductions, facilities consolidation and other cost savings initiatives associated with the parts of the business being deemphasized noted above. To date, more than 450 reductions in headcount have been completed across a range of business functions and job classes, principally in our North American operations, representing annualized cost savings of approximately $36 to $38 million. As part of the restructuring plan, we also plan to close and consolidate two real estate facilities, with associated anticipated annual cost savings of approximately $1 million.

As a result of these efforts, we estimate that we will incur cash restructuring charges of approximately $12 million to $13 million for severance and benefits in connection with the anticipated workforce reduction and approximately $2 million related to the real estate consolidation. Payments due for these restructuring activities are expected to be completed during 2005 for employee terminations and continue through 2008 for real estate consolidations. The majority of the restructuring charges related to severance and benefits occurred in the final quarter of 2004 and the restructuring charges related to real estate consolidations have occurred in 2004 and will occur in 2006. During the quarter ended December 31, 2004, we recorded $12 million of restructuring charges, of which $11 million related to severance and associated benefit obligations resulting from employee eliminations and $1 million related to facility closure costs, net of estimated sublease rentals under this restructuring plan. As of December 31, 2004, we have eliminated approximately 400 employee positions and vacated one facility under this restructuring plan. As a result of these restructuring activities and asset impairments announced by other telecommunications companies during the second half of 2004, we performed a review of our long-lived assets to determine if any impairment exists. Based on our review, we have determined that no impairment exists at December 31, 2004.

2003 and Prior Restructuring Plans

During 2001 and 2002, we announced and implemented certain restructuring activities to reduce our operating expenses and cash flow requirements. The restructuring activities were taken as a result of the slow down of the economy and telecommunications industry as well as our efforts to restructure the Company while under bankruptcy protection. The restructuring activities included the realignment of regional organizational structures into integrated global functions and the elimination of certain positions within existing functions. As a result of these activities, the Company eliminated approximately 4,900 positions and vacated approximately 245 facilities through December 31, 2002.

During the period January 1 to December 9, 2003, we adopted restructuring plans to further integrate certain global functions to more appropriately align those functional units with regional operating needs. We also integrated responsibilities within the network operations, service delivery, and other functions. We determined the integration of these responsibilities would increase efficiency and reduce operating costs. As a result of these initiatives, we recorded a restructuring charge of $9 million in the period January 1 to December 9, 2003. This charge consists of $8 million related to employee terminations related to severance-related payments and outplacement costs for employees involuntarily terminated and $1 million related to facility closures net of anticipated sub-lease payments. As a result of these activities, we eliminated approximately 300 positions and vacated approximately 10 facilities during the period January 1, 2003 to December 9, 2003. In addition, during the period January 1 to December 9, 2003, we re-assessed the adequacy of the restructuring liability and determined that an additional $32 million would be required for continuing lease obligations related to surplus facilities included in previously announced restructuring plans. In total, for the period January 1 to December 9, 2003 we recorded restructuring charges of $41 million, which was recorded as a reorganization item (see Note 18 to the consolidated financial statements included in this annual report on Form 10-K).

On December 9, 2003, we emerged from chapter 11 bankruptcy proceedings and released $105 million of subject to compromise liabilities related to restructuring liabilities, in accordance with SOP 90-7. This consisted of $21 million related to stayed post-employment benefits, $75 million related to facility lease rejection claims, and $9 million related to other restructuring items. As of December 9, 2003, we maintained $3 million of this employee-related liability as deferred reorganization costs for non-priority payments to 556 former employees terminated more than 90 days prior to our bankruptcy filing but prior to receipt of their full severance benefit payout. These payments were approved by the Bankruptcy Court in 2002 subject to meeting certain conditions and disbursed in December 2003.

During the year ended December 31, 2004, we paid ongoing severance payments and continuing lease obligations committed to in these previously announced restructuring plans. As at December 31, 2004, our restructuring liability related to these plans was $150 million. We anticipate making payments under these restructuring plans, related to continuing lease obligations, through 2025.

Accounting Impact of Reorganization

As a result of our chapter 11 filing in the Bankruptcy Court, the consolidated financial statements of Predecessor have been prepared in accordance with SOP 90-7. SOP 90-7 requires an entity to distinguish pre- petition liabilities as subject to compromise from post-petition liabilities on its consolidated balance sheet. The liabilities subject to compromise reflect our estimate of the amount of pre-petition claims that were restructured in the GC Debtors’ chapter 11 cases. In addition, our consolidated statement of operations reflects ongoing operations separately from any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization, otherwise known as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, as amended by SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On the Effective Date, we implemented the “fresh start” accounting provisions of SOP 90-7 to the financial statements of Successor. Under fresh start accounting, we allocated the reorganization value to our assets and liabilities based upon their estimated fair values. The reorganization equity value of $407 million was determined pursuant to our Plan of Reorganization and ST Telemedia’s $250 million equity investment for 61.5% ownership. The fair value of the assets and liabilities of Successor, on the Effective Date, of approximately $2.2 billion comprised $200 million in Exit Notes, $407 million in New GCL common and preferred stock and additional paid in capital and approximately $1.6 billion of other liabilities, including obligations under various capital leases, that were not eliminated or discharged under the terms of the Plan of Reorganization. The Plan of Reorganization resulted in the cancellation of all Old GCL outstanding common and preferred stock and additional paid in capital and all pre-petition indebtedness of the GC Debtors. See Note 2, “Fresh Start Accounting,” to the accompanying consolidated financial statements for a full description of the impact of fresh start accounting on Successor’s consolidated balance sheet on the Effective Date. As a result of these changes to the capital structure, Successor’s interest expense and preferred dividend obligations will be significantly less than we incurred in periods prior to our bankruptcy filing.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management continually evaluates its judgments, estimates and assumptions based on historical experience and available information. The following are the significant areas of our consolidated financial statements that involve significant judgment, assumptions, uncertainties and estimates. The estimates involved in these areas are considered critical because if actual results or events differ materially from those contemplated by management in making these estimates, the impact on our consolidated financial statements could be material. For a full description of our significant accounting policies, see Note 3, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements.

Fresh Start Accounting and Reporting

Upon emergence from bankruptcy, we adopted fresh start accounting and reporting which resulted in material adjustments to the historical carrying amount of our assets and liabilities. Fresh start accounting and reporting was applied in accordance with SOP 90-7, which required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values. The Company engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of its property and equipment and intangible assets. As provided by the accounting rules, we used a one-year period following the Effective Date to finalize the allocation of the reorganization value to our assets and liabilities, excluding changes in amounts related to pre-confirmation contingencies, which are included in the determination of net income (loss). During the one-year allocation period, we adjusted the reorganization value among assets as well as between assets and liabilities as a result of additional information during 2004. These adjustments were recorded as reclassifications during 2004. The determination of the fair values of assets and liabilities was subject to significant estimation and assumption.

Receivable Reserves

Sales Credit Reserves

During each reporting period we must make estimates for potential future sales credits to be issued in respect of current revenues, related to billing errors, service interruptions and customer disputes which are recorded as a reduction in revenue. We analyze historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating our credit reserve requirements. We reserve known billings errors and service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. We also estimate a general sales credit reserve related to unknown billing errors and disputes based on such historical credit activity. The determination of the general sales credit and customer dispute credit reserve requirements involves significant estimation and assumption.

Allowance for Doubtful Accounts

During each reporting period we must make estimates for potential losses resulting from the inability of our customers to make required payments. We analyze our reserve requirements using several factors, including the length of time the receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate, and current industry trends. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on accounts not subject to specific review utilizing the factors previously mentioned. We have historically experienced significant changes month to month in reserve level requirements, primarily due to unanticipated large customer bankruptcy filings or other insolvency proceedings. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and CLECs, the collectibility of receivables and credit worthiness of customers can become more difficult and unpredictable. Changes in the financial viability of significant customers, worsening of economic conditions and changes in our ability to meet service level requirements may require changes to our estimate of the recoverability of the receivables. In some cases receivables previously charged off are recovered through litigation and negotiations and are recognized as a reduction in bad debt expense in the period realized. Appropriate adjustments will be recorded to the period in which these changes become known. The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimation and assumption.

We have identified process deficiencies related to the establishment of our receivable reserves that we believe constitute a material weakness. See Item 9A, “Controls and Procedures” of this annual report on Form 10-K for further information.

Cost of Access Accruals

Background

Our cost of access primarily comprises usage-based voice charges paid to other carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities. Cost of access is our single largest expense, amounting to approximately 69.6% of our revenue for the year ended December 31, 2004.

As a result of a review we initiated in April 2004, we determined that there was a material weakness in our internal control over financial reporting related to cost of access accounting in our North American operations, including the failure to make use of available information to conduct an aggregate true-up of estimated cost of access expenses to actual cash payments made to access providers. This weakness resulted in an understatement of cost of access in 2003 and gave rise to the restatement of our 2003 financial statements. A description of this weakness and the remediation measures that have been and are being undertaken by us is set forth in Item 9A, “Controls and Procedures,” of our amended 2003 annual report on Form 10-K/A.

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

Policy and Use of Management Estimates

Our policy is to record access expense as services are provided by vendors. Access costs for switched voice traffic are estimated and expensed based on the volume of access services purchased, as measured by the Company’s internal cost of access expense systems, and the access rates determined by contracts between the Company and its access providers and/or tariff rates obtained from industry data sources. Access costs for leased lines are expensed based on invoice data and on estimates of the impact of circuits acquired, disconnected or re-rated during the applicable month. We make a preliminary estimate of monthly access costs incurred based on this information. We then adjust this preliminary estimate based on an analysis of historical differences between such preliminary monthly estimates and the comparable amounts determined by the validation procedures described below, including the rebuilding of the cost of access accrual on a 90 day lag basis using aggregate cash payment information. The amount of the adjustment to our preliminary estimate is referred to in this annual report on Form 10-K as the “COA Overlay.” The recognition of access costs involves the use of significant management estimates and assumptions and requires reliance on non-financial systems.

The estimation and validation of cost of access expense is extremely complex due to the following: changing regulations regarding access rules and related charges; the frequency of pricing changes in the market; constantly changing traffic patterns; the volume of information and inconsistency or deficiencies in external databases, particularly regarding line ownership information; delays in invoicing by access vendors; and the receipt of multiple invoices from the same vendor. These complicating factors are especially relevant in North America, where approximately 84% of our total access charges were incurred in 2004. Thus, our estimates of our cost of access expense are imprecise and may differ from the actual costs for the relevant periods when they are finally settled in the ordinary course of business. As a result of the improved cost of access expense estimation and accrual validation processes reflected in the below summary, we believe that we have established appropriate reserves for our accrued cost of access liabilities.

Principal Estimation Systems

For switched voice traffic, each month the minutes recorded by our switches (the “minutes of use” or “MOUs”) are multiplied by the estimated rates for those minutes for that month; the result, after adjusting for any applicable COA Overlay, is the usage expense and accrued usage cost recorded for that month for switched voice traffic. We use proprietary systems to identify, capture, and measure usage-based access costs for voice traffic in North America using multiple sources of data, including: MOU data recorded by the Company’s switches; vendor identification and rate information in widely used industry databases; rate element estimates for smaller vendors; historical data; and actual contract rates for certain usage-based charges.

For leased lines, each month the expense is initially calculated based on the number of circuits and the average circuit costs, according to our leased line inventory system, adjusted for contracted rate changes. The result, after adjusting for any applicable COA Overlay, is the leased line expense and accrued leased line cost recorded for that month. Our inventory system is based on invoices received from facilities providers, which generally bill in advance of the period in which services are provided, as adjusted to track the daily changes in our circuit inventory that are due to customer acquisitions and disconnections. An outside service provider assists us in maintaining and managing our circuit inventory data.

We monitor the accuracy of our systems to measure network volumes and track circuits, and our rate tables are updated frequently to maintain the accuracy of the rate structure we have with our access providers and in accordance with the current tariff rates.

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

Outside of North America, invoices are expensed upon receipt and the related estimates are reversed. This methodology is practicable outside of North America using existing systems because there are far fewer invoices (particularly manual invoices) and access vendors and a lower level of regulatory complexity in those regions.

Validation of the North American Cost of Access Accrual

A reconciliation of North American cost of access charges at the individual invoice level is impracticable due to current system constraints and given the magnitude of invoices received (approximately 12,000 are received each month and many are manual), the incompatibility of vendor billing information with our cost of access estimation systems, and the high frequency of charges that we dispute with our access providers. We therefore use procedures designed to validate the cost of access accrual established by our cost of access estimation systems.

The primary validation procedures now used in North America are: a monthly rebuilding of the cost of access accrual on a 90 day lag basis using aggregate cash payment information from our financial systems; a comparison, by type of expense (e.g., domestic or international MOUs), of the expense estimates produced by our cost of access estimation systems to the actual amounts billed by major vendors that are captured in our vouchering system; a corroborative review by experienced and knowledgeable employees in the operational and financial cost of access management organizations; and a statistical analysis of the timing of the receipt and vouchering of cost of access invoices and their related service periods. In the fourth quarter of 2004, we also established a predictive test that calculates a forecast of the accrual balance required in the current month based on invoices received to date and the historical timing of invoice receipt versus actual service consumption. Due to delays by access vendors in sending invoices, which can result in our receipt of invoices up to 90 days after the end of the month in which the access services were provided, it is not possible to complete a comprehensive true-up to actual cash payments at the time of the issuance of the Company’s balance sheet within the time frames required by applicable periodic reporting requirements under the Exchange Act. Thus, cost of access accrual estimates are subject to the imprecision discussed above even after giving effect to the application of the Company’s cost of access estimate validation processes. Any mis-estimates reflected in a given balance sheet that are discovered through a subsequent true-up procedure are addressed through change in estimate adjustments made in the preparation of the ensuing balance sheet. We believe that our cost of access expense estimation and accrual validation processes allow us to establish appropriate reserves for our accrued cost of access liabilities and that any such change in estimate adjustments will therefore be immaterial.

Disputes

We perform monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of bills, comparing billed rates with rates used by the cost of access expense estimation systems during the cost of access monthly close process, evaluating the trend of invoiced amounts by vendors, and reviewing the types of charges being assessed. These procedures do not include a comparison of invoiced amounts to amounts accrued in the financial statements for North American operations. If we discover a bill that appears to contain possible inaccuracies in rate or volume data, we record a charge to the cost of access expense and a corresponding increase to the access accrual for the disputed amounts, unless past experience, regulatory rulings or other corroborating evidence indicates that it is not probable that the Company will ultimately be required to pay the invoiced amount. If we ultimately reach an agreement with an access vendor to settle a disputed amount for less than the corresponding accrual, we recognize the resulting gain in the period in which the settlement is reached. Disputes for which we have decided not to accrue an expense are tracked in a log and reviewed periodically to assess whether a loss has now become probable and reasonably estimable, in which case an accrual is established. We generally withhold payments on all amounts subject to dispute until the dispute is settled.

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

As discussed in Note 2, “Fresh Start Accounting,” to the accompanying consolidated financial statements included in this annual report on Form 10-K, we adopted fresh start accounting upon our emergence from bankruptcy under SOP 90-7, which resulted in a change in the value of our long-lived assets. The change was a result of allocating the reorganization value to our assets and liabilities based upon their estimated fair values.

As a result of the 2004 restructuring activities discussed above and asset impairments announced by other telecommunications companies during the second half of 2004, we performed a review of our long-lived assets to determine if any impairment exists. Based on the results of our review no impairment exists at December 31, 2004.

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

The assessment of a valuation allowance on deferred tax assets is based on the weight of available evidence that some portion or all of the deferred tax asset will not be realized. Deferred tax liabilities were first applied to the deferred tax assets reducing the need for a valuation allowance. Future utilization of the remaining net deferred tax asset would require the ability to forecast future earnings. Based on past performance resulting in net loss positions, sufficient evidence exists to require a valuation allowance on a significant portion of the Company’s net asset balance for all operations except GCUK. Certain of the Company’s UK deferred tax assets have been recognized due to positive evidence of the future realization of those assets

As a result of our bankruptcy, estimates have been made that impact the deferred tax balances. The factors resulting in estimation include but are not limited to the fresh start valuation of assets and liabilities, implications of cancellation of indebtedness income and various other matters.

Restructuring

We have engaged in restructuring activities, which require us to make significant judgments and estimates in determining restructuring charges, including, but not limited to, future severance costs and other employee separation costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and changes in such estimates, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations.

See further discussions in this Item and Note 4, “Restructuring Costs and Related Impairments,” to the accompanying consolidated financial statements included in this annual report on Form 10-K, for information on restructuring activities.

Stock-Based Compensation

On December 9, 2003, we adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), related to stock-based awards granted or modified on December 9, 2003 and thereafter, commencing with the stock option award issued in connection with the emergence event on December 9, 2003. In addition to the December 9, 2003 grant, options covering 504,600 shares of New GCL common stock were granted on December 15, 2004. Once the fair value of a stock option is calculated, we estimate the number of options expected to actually vest (total options granted less options reduced by expected employee attrition) to determine total expected stock compensation expense. The total expected stock compensation expense is amortized on a straight-line basis over the option vesting term; provided that the amount amortized as of a given date may be no less than the portion of the options vested as of such date. We use the Black-Scholes option pricing model to determine the fair value of a stock option awarded. The Black-Scholes model requires several subjective inputs including expected volatility, expected life of the option and expected dividend yield. As we restructured our business through the bankruptcy process in 2002 and 2003, we have very limited historical experience to assist us in determining the inputs and have therefore based our inputs, excluding dividend yield which is based on our expectation, on the average of a select group of our competitors’ assumptions for 2003 and a mean-average of our Company’s stock volatility during 2004 and an average of our competitors assumptions. The assumptions used to calculate the fair value of the options granted on December 9, 2003 and December 15, 2004 are a 70% and 86%, respectively expected volatility, a 5-year expected life of the option and 0% dividend yield. The estimated 4% employee attrition rate is based on a review of historical attrition, prior to entering into bankruptcy, and current telecommunications market trends. The determination of inputs used in the Black-Scholes option pricing model and expected employee attrition involves significant estimation and assumption.

For a description of our stock-based compensation programs, see Note 20, “Stock-Based Compensation”, to the accompanying consolidated financial statements included in this annual report on Form 10-K.

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 23, “Commitments, Contingencies and Other,” to the accompanying consolidated financial statements.

Comparison of Financial Results

In light of events and circumstances that occurred during the years ended December 31, 2004, 2003 and 2002, the results between periods are not necessarily comparable due to the following factors:

•	As a result of the consummation of the Plan of Reorganization and emergence from bankruptcy on December 9, 2003, we discharged certain pre-petition liabilities subject to compromise, restructured our equity and adopted fresh start accounting in accordance with SOP 90-7. This resulted in recording a gain on settlement of pre-petition liabilities and recapitalization of $23.934 billion (including $858 million related to Global Marine which is included in discontinued operations) and a gain of $1.1 billion related to fresh start accounting adjustments (including a $9 million loss from fresh start adjustments related to Global Marine which is included in discontinued operations), including the elimination of $1.405 billion (including $7 million related to Global Marine) in deferred revenue. This adjustment of deferred revenue decreases the amortization of deferred revenue in periods after the Effective Date.

•	We filed for bankruptcy protection on January 28, 2002, which had a profound effect on our results, including the cessation of interest accruing on all of our then outstanding indebtedness and dividends on then outstanding preferred stock; significant reduction of operating expenses through lease and contract rejections resulting from the exercise of our rights under the Bankruptcy Code; improvements in working capital cash flows due to the stay orders of the court applying to our pre-petition liabilities; and erosion of revenues in 2004, 2003 and 2002 from levels experienced in 2001.

•	We have restructured our cost environment commencing August 2001, when we made our initial announcement of employee reductions, asset abandonments and real estate portfolio rationalization and have continued restructuring activities through 2004. The restructuring activities have resulted in significant reductions in other operating expenses and cash capital expenditures.

•	During those years the performance of the telecommunications industry declined as a whole. As a result of an excess of supply over demand, significant price deflation occurred throughout the period, as discussed further below.

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

As required by Item 303(a) of Regulation S-K, the below discussion and analysis of results covers all periods for which financial statements are presented, even when those periods relate to periods shorter than a full 12 month period. Such shortened periods are not directly comparable to full-year periods. Therefore, in order to provide an informative comparison of results in this Item 7, we use pro forma information below for the twelve months ended December 31, 2003 by combining the results of operations of Predecessor from January 1, 2003 through December 9, 2003 with the results of operations of Successor from December 10, 2003 through December 31, 2003.

Results of Operations for the Year Ended December 31, 2004 compared to the Pro Forma Combined Results of Operations for the Twelve Months Ended December 31, 2003

The following discussion compares the restated results of operations of Successor for the year ended December 31, 2004 and Successor and Predecessor on a combined basis for the year ended December 31, 2003. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. The pro forma combined results of operations for the year ended December 31, 2003 combines the results of operations for Predecessor for the period from January 1, 2003 to December 9, 2003 with the results of operations for Successor for the period from December 10, 2003 to December 31, 2003. Such pro forma combined financial information does not reflect the results of operations that either Predecessor or Successor would have achieved for a full 12-month operating cycle in 2003. The pro forma combined financial information for the year ended December 31, 2003 is merely additive and does not give pro forma effect to the Predecessor’s results as if the consummation of the Plan of Reorganization and the related fresh start and other adjustments had occurred at the beginning of the period presented. In addition, Successor has a significantly different capital structure than Predecessor as a result of the reorganization.

Revenues. Revenues for the year ended December 31, 2004 and twelve months ended 2003 reflect the following changes:

	Year Ended December 31, 2004	Twelve Months Ended December 31, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Commercial	$1,001	$1,048	$(47)	(4)%
Consumer	17	28	(11)	(39)%
Carrier:
Service revenue	1,465	1,609	(144)	(9)%
Amortization of prior period IRUs	4	78	(74)	(95)%

Total carrier	1,469	1,687	(218)	(13)%

Total revenues	$2,487	$2,763	$(276)	(10)%

Commercial revenues. Commercial revenue relates to the provision of voice, data and conferencing services to our business customers, other than carriers and consumers.

	Year Ended December 31, 2004	Twelve Months Ended December 31, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Voice services revenue	$434	$470	$(36)	(8)%
Data services revenue	480	497	(17)	(3)%
Conferencing services revenue	87	81	6	7%

Total commercial revenues	$1,001	$1,048	$(47)	(4)%

In 2004 our commercial revenues decreased as a result of declines in the average unit prices of voice, data, and conferencing services and decreases in non-core areas of our commercial sales channel including small business, calling card and financial industry trader voice customers. Small business and financial industry trader voice revenue decreased $72 million to $148 million during 2004 compared with $220 million for 2003. The decrease in revenue as a result of lower average unit prices and the impact of our business restructuring activities was partially offset by modest increases in sales volume for voice and data services and significant sales volume increases for conferencing services. During 2004, we experienced a slight change in our sales mix towards the higher margin data and conferencing products (57% of total commercial revenues for the year ended

December 31, 2004 compared with 55% for the same period in 2003) from the lower margin voice services products. This sales mix change was primarily a result of growth in our IP and global managed services sales, lower data customer attrition than voice customer attrition during the bankruptcy period, and decreases in non-core areas.

Voice services revenue decreased as a result of a greater than 10% decrease in average annual unit prices and as a result of reductions in calling card and small business voice services revenues. The decrease in average annual unit prices is a result of continued competition in the North American domestic wireline market. The decrease in revenue due to voice services price declines was partially offset by an increase in voice services sales volume of approximately 5%. The increase is a result of additional purchases from existing customers as well as sales to new customers.

Data services revenue decreased as a result of average unit price reductions and the attrition of certain financial market customers and, to a lesser degree, small business customers. We have seen significant pricing declines in data services such as IP access and private line services. The rate of price declines for these products has slowed from prior trends and pricing for premium products such as IP VPN and managed service applications have declined at a slower rate. The decrease in revenue was partially offset by an increase in sales volume for data service products. We have had significant increases in sales unit volume and revenues for our IP services products, including Internet access and IP VPN services.

Conferencing services revenue increased as a result of an over 25% increase in sales unit volume. The increase in sales volume is a result of greater collaboration between the conferencing and commercial sales force representatives to target new and existing customers not yet using Global Crossing’s conferencing services, the marketing of new video conferencing services to these customers, and changes in our pricing structure for conferencing services. The increase in revenue as a result of the greater sales volume was partially offset by an over 15% decrease in average annual unit prices for conferencing services. The decrease in pricing for conferencing services is a result of continued competition and pricing promotions.

Consumer revenues. We do not invest in our consumer business as we have determined this business is not core to our strategy. We have no plans to grow this business as the costs to maintain and acquire customers are expected to exceed the benefits to our future profitability. Therefore we expect consumer revenues to continue to decline as a result of customer attrition and price erosion of the existing customer base.

Carrier revenues. Service revenue in the carrier channel relates to the provision of voice and data services to our telecommunications carrier customers.

	Year Ended December 31, 2004	Twelve Months Ended December 31, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Voice services revenue	$1,255	$1,394	$(139)	(10)%
Data services revenue	210	215	(5)	(2)%

Total carrier service revenues	$1,465	$1,609	(144)	(9)%

In 2004 our carrier service revenues decreased as a result of declines in the average unit prices of voice and data services, our actions to tighten pricing and payment terms for our international long distance reseller customers and our business restructuring activities, implemented in the fourth quarter of 2004, to downsize unprofitable parts of our carrier sales services which includes certain United States domestic and international long distance customers. The lower unit prices were partially offset by modest increases in sales unit volume of both voice and data services. During 2004, we experienced a slight change in our sales mix towards the higher margin data products (14% of total carrier revenues for the year ended December 31, 2004 compared with 13%

for the twelve months ended December 31, 2003) from the lower margin voice services products. This sales mix change was primarily a result of growth in our IP services sales and a reduction of our voice services sales as a result of our business restructuring activities in the fourth quarter.

Voice services revenue decreased partially as a result of greater than 10% and 15%, respectively, decreases in average annual unit prices for our U.S. domestic and international long distance voice services products. The decreases are a result of continued competition in both the U.S. domestic wireline services and international long distance services markets. In addition, a portion of the decrease is a result of the tightening of our payment terms for long distance reseller customers, which resulted in the non-renewal of certain low margin wireless customer contracts and due to the business initiatives initiated in the fourth quarter to downsize our lower margin voice services customers. The decrease in revenue was partially offset by greater than 5% increases in sales unit volume for our U.S. domestic voice services. Our unit volume for international long distance services had a minimal increase.

Data services revenue decreased as a result of a decrease in average annual unit prices and a significant increase in data service sales to a larger carrier customer in 2003 that has since decreased its business with us significantly, partially offset by an increase in sales unit volume. The decrease in average unit prices is due to continued competition in the carrier markets. The majority of the increase in sales unit volume relates to sales of IP services (IP access to ISP/Enhanced Service Provider and research and education markets).

Revenue recognized relating to the amortization of IRUs sold in prior periods decreased in 2004 as compared with 2003 as a result of the adoption of fresh start accounting on the Effective Date. The adoption of fresh start accounting resulted in the elimination of approximately 90% of deferred revenue to reflect its then fair value.

Cost of access and maintenance. Cost of access and maintenance (“COA&M”) primarily includes the following: (i) usage based voice charges paid to local exchange carriers (“LECs”) and interexchange carriers (“IXCs”) to originate and/or terminate switched voice traffic; (ii) charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; and (iii) thirdparty maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber optic network (“wet maintenance”) and cable landing stations.

	Year Ended December 31, 2004	Twelve Months Ended December 31, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Cost of access:
Leased line access charges	$622	$643	$(21)	(3)%
Usage based charges	1,109	1,339	(230)	(17)%

Total cost of access	1,731	1,982	(251)	(13)%
Maintenance expenses	113	125	(12)	(10)%

Total COA&M	$1,844	$2,107	$(263)	(12)%

Cost of access for the twelve months ended December 31, 2003 includes a $67 million charge resulting from the restatement of our previously issued financial statements as a result in errors in the calculation of our cost of access liability. Our cost of access expense decreased as a result of initiatives to negotiate lower cost of access unit prices and eliminate non-revenue usage. These initiatives include: shifting suppliers, contract and tariff renegotiations, facility network access optimization including extending the access network closer to the customer as well as aggregating circuits with lower trunk speeds and migrating them to fewer high speed circuits, optimization through direct end office trunking and increased review of access charges, special promotions, use of alternative termination providers and disputes resolution. Usage based charges decreased as a result of per unit pricing reductions, partially offset by volume increases. Through our cost of access initiatives we were able to reduce our cost of access charges and improve our gross margin.

Third-party maintenance expenses decreased as a result of optimizing our vendor arrangements by renegotiating certain maintenance agreements. Specific renegotiations included term extensions, which resulted in lower annual charges, and amendments to change maintenance charges from a standing fixed charge to a variable charge based on actual vendor time and material charges incurred.

Other operating expenses. Other operating expenses primarily consist of (i) cost of sales relating to our managed services and conferencing services; (ii) real estate and network operations related expenses, including all administrative real estate costs; (iii) sales and marketing expenses; (iv) general and administrative expenses (“G&A”), including all administrative employee-related expenses, regulatory costs, insurance and professional fees; (v) stock-related expenses-related to employee stock options and restricted stock units; (vi) bad debt expense; (vii) non-income taxes, including property taxes on owned real estate and trust fund related taxes such as gross receipts taxes, franchise taxes and capital taxes; and (viii) restructuring costs.

(in millions)	Year Ended December 31, 2004	% of Revenue	Twelve Months Ended December 31, 2003	% of Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)
Other operating expenses:
Cost of sales	$45	1.8%	$47	1.7%	$(2)	(4)%
Real estate and network operations	391	15.7%	387	14.0%	4	1%
Sales and marketing	138	5.5%	124	4.5%	14	11%
General and administrative	128	5.1%	105	3.8%	23	22%
Stock-related expenses	28	1.1%	1	—	27	NM
Bad debt expense	10	0.4%	47	1.7%	(37)	(79)%
Non-income taxes	17	0.7%	30	1.1%	(13)	(43)%
Restructuring costs	15	0.7%	—	—	15	NM

Total other operating expenses	$772	31.0%	$741	26.8%	$31	4%

NM — not meaningful

The decrease in cost of sales was, in part, a result of recognizing approximately $6 million of vendor charges in 2003 for service contracts that were either discontinued or expired during 2004. The decrease was partially offset by increases resulting from (i) leasing additional equipment to connect our customers to our network to deliver our managed services product as a result of increased managed services and conferencing services sales and (ii) higher cost of sales rates upon renewal of contracts with vendors for servicing our managed services product.

Real estate and network operations related expenses increased primarily as a result of (i) an increase in rental properties throughout 2003, resulting in rent increases on these properties for all of 2004, (ii) increased facility maintenance and utility costs due to the aging of certain facilities, and (iii) increases in employee related costs as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 (although overall employee costs were lower as a result of lower headcount). The total annual bonus accrual for 2004 was approximately $15 million, of which approximately $7 million relates to real estate and network operations. No annual bonus expenses were incurred in 2003 since comparable costs were recorded as reorganization items, as opposed to operating costs, during the pendency of our bankruptcy proceedings. The increase related to these items was partially offset by decreases in salaries and benefits expenses due to headcount reductions in real estate and network operations resulting from our business restructuring activities implemented in the fourth quarter of 2004.

Sales and marketing expenses increased primarily due to (i) increases in salaries and benefits costs as a result of headcount increases in conferencing and enterprise sales in 2004, (ii) an increase in sales commissions for certain high performing conferencing and other sales representatives and (iii) increases in marketing expenses as a result of new advertising and marketing programs to support our strategy of acquiring new customers upon emergence from bankruptcy. In addition, other employee-related costs were higher in 2004 compared to 2003, as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 for the marketing and salaried sales employees. As discussed above, no annual bonus expenses were recorded in operating expenses in 2003. These increases were partially offset from decreases in salaries and benefits expenses due to headcount reductions in carrier sales resulting from our business restructuring activities implemented in the fourth quarter of 2004.

Bad debt expense decreased primarily due to (i) improvements in the aging of our accounts receivable through focused collection efforts, enhanced evaluations of customers’ creditworthiness and credit limits and the tightening of our payment terms for our international long distance reseller customers which provided for lower levels of general reserve requirements, (ii) a decrease in general reserve requirements as a result of lower revenues (see “Revenues” above for further discussion of the decrease in revenue), (iii) an approximately $2 million recovery in 2004 from a significant carrier customer for previously reserved balances and (iv) the fact that we recorded approximately $8 million in bad debt expenses in 2003 related to two significant carrier customers defaulting on their payments. Our international long distance reseller customers are generally higher financial risk than other customers and the tightening of payment terms with such customers has reduced this risk.

Non-income taxes decreased as a result of lower personal property, capital stock, franchise and gross receipts taxes. The decrease is primarily a result of reductions in the market value of certain assets. Asset values determine property taxes and apportionment values, which determine capital and franchise taxes.

Stock-related expenses for 2004 consist of (i) $19 million stock compensation expense related to the December 9, 2003 and December 15, 2004 stock option grants and (ii) $9 million related to the March 8, 2004 restricted stock unit grant. See Note 7, “Stock-Based Compensation”, to the accompanying consolidated financial statements included in this annual report on Form 10-K. Stock-related expenses for 2003 consist of $1 million stock compensation expense for Successor related to the December 9, 2003 stock option grant. There were no stock-related expenses incurred during the period January 1 to December 9, 2003 relating to Predecessor’s options, which were accounted for under the intrinsic value method.

G&A costs increased as a result of (i) increases in professional fee costs of approximately $7 million primarily related to the planning, documenting and testing of our internal control systems for compliance with Sarbanes-Oxley Act requirements, (ii) professional fees of approximately $5 million related to the investigation and review of our cost of access liability, (iii) recognizing a $11 million reduction in G&A expenses in 2003 related to our deferred gain on the disposal of our former GlobalCenter subsidiary, (iv) increases in employee related costs as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 and (v) professional fees of approximately $4 million related to the restructuring of indebtedness with ST Telemedia as part of the Recapitalization Plan. As discussed above, no annual bonus expenses were recorded in operating expenses in 2003. The increase related to the items above were partially offset by (a) decreases in salaries and benefits expenses due to headcount reductions resulting from our business restructuring activities implemented in the fourth quarter of 2004, (b) decreases in communications costs as a result of programs to reduce our mobile and long distance charges by converting to VOIP technology and other cost saving initiatives, and (c) a decrease in our insurance costs as our insurance policies were renegotiated in 2004.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. The increase in depreciation and amortization is attributable to the revaluation of property and equipment and intangibles, as a result of the fresh start accounting adjustments, on the Effective Date, the impact of depreciating new capital purchases since the Effective Date and the write-off of certain North American deferred customer installation costs.

Other income statement items. Other significant components of our condensed consolidated statements of operations for the year ended December 31, 2004 and twelve months ended December 31, 2003 include the following:

	Year Ended December 31, 2004	Twelve Months Ended December 31, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Interest expense	(45)	(16)	$29	181%
Other income, net	47	59	(12)	(20)%
Reorganizations items, net	—	(124)	(124)	NM
Gain on settlement of liabilities subject to compromise and recapitalization	—	23,076	(23,076)	NM
Gain from fresh start adjustments	—	1,109	(1,109)	NM
Gain on preconfirmation contingencies	29	—	29	NM
Provision for income taxes	(56)	(6)	50	833%
Discontinued operations	(25)	860	(885)	NM

NM—not meaningful

Interest expense. Interest expense includes interest related to the Exit Notes, the Bridge Loan Facility, the GCUK Notes, the Convertible Notes, capital lease obligations, certain tax liabilities and amortization of deferred finance costs related to the Exit Notes and GCUK Notes. The increase in interest expense is primarily as a result of a full year’s recognition of interest and amortization of deferred finance fees for the Exit Notes. In addition, the increase is also partially a result of interest incurred for 2004 financing activities under the Bridge Loan Facility, GCUK Notes and Convertible Notes and certain tax contingencies.

Other income, net. The decrease in other income, net is primarily a result of changes in the amount of income recorded related to the extinguishment of our obligations under certain long-term and prepaid lease agreements for services on our network through either customer settlement agreements or bankruptcy proceedings of the customers that had purchased the services from us partially offset by increases in gains resulting from foreign currency impacts on transactions and a gain recorded in 2004 for recovery of legal fees under our Directors and Officers insurance policy. In 2003, we recorded $32 million of other income due to the extinguishment of our liabilities to customers related to long term and prepaid lease agreements. During 2004, we did not recognize any gains from the extinguishment of our obligations under long term service agreements. The decrease in other income above was partially offset by an increase in the amount of gains resulting from foreign currency impacts on transactions. Foreign currency transaction gains increased $19 million in 2004 to $39 million compared with a $20 million transaction gain in 2003. During the year ended December 31, 2004 we recorded an $8 million gain from a recovery of legal fees incurred from Class action lawsuits under our Directors and Officers insurance policy.

Reorganization items, net. We had no reorganization items in 2004 as a result of our emergence from bankruptcy on the Effective Date. During periods prior to the Effective Date, reorganization items represented expenses and incomes incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the condensed consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items comprise (i) retained professional fee costs associated with the reorganization, (ii) costs incurred in connection with our continued restructuring efforts (see “Restructuring Charges” above for further discussion), (iii) costs related to the employee retention programs, (iv) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the Bankruptcy Court, and (v) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy. The reorganization items consisted of the following:

Predecessor
Twelve Months Ended December 31, 2003
Professional fees	$(115)
Restructuring costs	(41)
Retention plan costs	(22)
Vendor settlements	45
Interest income	9

Total reorganization items	$(124)

Gain on Preconfirmation Contingencies. During 2004, the Company settled various third-party disputes and revised its estimated liability for other disputes related to periods prior to the emergence from chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulletin 11—Accounting for Preconfirmation Contingencies in Fresh Start Reporting and recorded a gain on the settlements and change in estimated liability of $29 million. The most significant gain is a result of settlements with certain tax authorities and changes in the estimated liability for other income and non-income tax contingencies.

Gain on settlement of liabilities subject to compromise and recapitalization. On the Effective Date we recognized a $23.076 billion gain on settlement of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the Plan of Reorganization.

Fresh start accounting adjustments. As a result of our adoption of fresh start accounting on the Effective Date, we recorded certain adjustments to our assets and liabilities to reflect their fair values. The fresh start adjustments resulted in a gain of $1.109 billion.

Provision for income taxes. The increase in the provision for income taxes is primarily attributable to the unique tax accounting that applies under fresh start accounting to deferred tax benefits realized by us following our emergence from bankruptcy protection. Fresh start accounting requires the realization of valuation allowances, related to net deferred tax assets that existed on or prior to the Effective Date, to be recorded as a reduction of intangibles until exhausted, and thereafter to be recorded as additional paid in capital. The $56 million tax provision for the year ended December 31, 2004 related to the application of these rules and does not result in any cash taxes.

Discontinued operations, net of tax. As discussed in Note 5, “Discontinued Operations”, to the accompanying consolidated financial statements, on August 13, 2004 we entered into an agreement with Bridgehouse for the sale of Global Marine and the transfer our forty-nine percent shareholding in SBSS. We sold these assets, which were not considered core to our strategy. The results of their operations have been classified as discontinued operations for all periods presented. No gain or loss was recorded on the sale of Global Marine. The sale of our shareholding in SBSS is subject to approval by the other joint venture holder and regulatory approval. The income from discontinued operations decreased $885 million to a loss of $25 million in the year ended December 31, 2004 compared with a gain of $860 million in 2003. The loss is primarily a result of a recognizing a $849 million gain related to recapitalization and fresh start adjustments during 2003 and a significant decline in installation and maintenance revenues in 2004 due to the expiration of a significant maintenance contract on January 1, 2004, reduced installation activity and the early termination of two sub-charter agreements. Partially offsetting the decrease in revenues was a reduction in operating expenses as a result of Global Marine’s restructuring activities.

Pro Forma Combined Results of Operations for the Twelve Months Ended December 31, 2003 compared to Predecessor Results of Operations for the Year Ended December 31, 2002

Revenues. Revenues for the years ended December 31, 2003 and 2002 reflect the following changes:

	Twelve Months Ended December 31, 2003	Year Ended December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Commercial	$1,048	$1,252	$(204)	(16)%
Consumer	28	44	(16)	(36)%
Carrier:
Service revenue	1,609	1,533	76	5%
Amortization of prior period IRUs	78	74	4	5%

Total carrier	1,687	1,607	80	5%

Total revenue	$2,763	$2,903	$(140)	(5)%

Commercial revenues. Commercial revenues relates to the provision of voice, data and conferencing services to our customers, other than carriers and consumers.

	Twelve Months Ended December 31, 2003	Year Ended December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Voice services revenue	$470	$557	$(87)	(16)%
Data services revenue	497	576	(79)	(14)%
Conferencing services revenue	81	119	(38)	(32)%

Total commercial revenues	$1,048	$1,252	$(204)	(16)%

In 2003 our commercial revenues decreased as a result of pricing declines in both voice and data services and volume declines in the financial services sector customers resulting from customers’ continued uncertainty regarding our financial viability. The decline in conferencing services was more severe as we were the primary providers of conferencing services to many customers including multinational corporations. We believe the prolonged bankruptcy period and related uncertainty directly contributed to this attrition. Data revenue declined less than voice revenue despite significant pricing declines, reflecting the greater difficulty and cost required for customers to switch to alternative providers of data services than voice services due to the need for customer premises equipment in the provision of data (as compared with voice) services. Commercial data revenues held up well with our global managed service customers, particularly in the United Kingdom, although we experienced a significant decrease in commercial data revenue in the financial services sector, where we have a substantial concentration of customers, which has been hit hard by the economic climate.

Consumer revenues. We continued to minimize investment in our consumer business during 2003 as we had previously determined that this business was not core to our strategy and plans for the period. There are no plans to grow this business as the costs to maintain and acquire customers are expected to exceed the benefits to our future profitability. In addition, price levels for consumer services continued to decline as a result of new competitive entry and substantial increases in network capacity.

Carrier revenues. Service revenue in the carrier channel relates to the provision of voice and data services to our telecommunications carrier customers.

	Twelve Months Ended December 31, 2003	Year Ended December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Voice services revenue	$1,394	$1,288	$106	8%
Data services revenue	215	245	(30)	(12)%

Total carrier service revenues	$1,609	$1,533	$76	5%

While the total carrier service revenue increased over prior years, we experienced a shift in our sales mix from the higher margin data services (13% of carrier service revenue in 2003 versus 16% in 2002) to lower margin voice services (87% of carrier service revenue in 2003 versus 84% in 2002). The decrease in data services revenue was as a result of continued industry pricing declines and reductions in capacity maintenance revenues as a result of the termination of several significant IRU agreements either through customer settlement agreements or through the bankruptcy proceedings of the customers that had purchased the capacity from us. Carrier voice services revenue increased as a result of aggressive marketing of voice services to compensate for the reduction in data services revenue. The increase was a result of significant increases in volume offset by continued pricing declines. The prolonged period in bankruptcy had less of an impact on carrier voice services revenue as carriers often used several voice services providers to meet their traffic demands, thereby reducing the overall risk of relying on one carrier supplier for voice services. Further, because of short lead times to change voice services providers, there was less risk of a disruption in service if a change in providers were to become necessary, as compared with data services, which require a much longer lead time to switch providers.

The revenue recognized in 2003 relating to the amortization of IRUs sold in prior periods increased as a result of new activations of capacity related to IRUs. Upon the consummation of the Plan of Reorganization and adoption of fresh start accounting we eliminated $1.398 billion of deferred revenue related to prepaid IRUs and other long term agreements to adjust the deferred revenue to its fair value (approximately a 90% reduction).

Operating Expenses. Components of operating expenses for the years ended December 31, 2003 and 2002 were as follows:

	Twelve Months Ended December 31, 2003	Year Ended December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Cost of access and maintenance	$2,107	$2,262	$(155)	(7)%
Other operating expenses	741	967	(226)	(23)%
Depreciation and amortization	146	132	14	11%

Total operating expenses	$2,994	$3,361	$(367)	(11)%

Cost of access and maintenance. COA&M for the years ended December 31, 2003 and 2002 reflect the following changes.

	Twelve Months Ended December 31, 2003	Year Ended December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Cost of access
Leased line access charges	$643	$722	$(79)	(11)
Usage based charges	1,339	1,325	14	1%

Total cost of access	1,982	2,047	(65)	(3)%
Maintenance expenses	125	215	(90)	(42)%

Total COA&M	$2,107	$2,262	$(155)	(7)%

Cost of access decreased as a result of cost of access initiatives to eliminate non-revenue generating usage and negotiate lower cost of access unit prices. Usage based access charges increased $14 million, or 1%, to $1.339 billion in 2003 from $1.325 billion in 2002. The increase in usage based charges was a result of overall unit volume increases and increases in our sales of certain voice products requiring higher levels of usage based access charges, partially offset by pricing reductions negotiated in unit costs, the use of alternative termination providers and other actions to reduce access costs. As indicated above, the pricing levels for our voice revenues decreased 10% in 2003. However, we were able to execute similar access pricing rate decreases and thereby minimize margin erosion for usage based services. Leased line based usage charges decreased $79 million, or 11%, to $643 million in 2003 from $722 million in 2002. Revenue related to the leased line usage charges decreased at a similar level in 2003. Our leased line revenues are related to our higher margin data services and our cost of access initiatives were successful in maintaining an almost equal decrease in cost of access which helped to increase the overall margin percentage for the data services.

Third-party maintenance expenses decreased primarily as a result of our ability to eliminate certain terrestrial, cable station, and equipment maintenance contracts, the transition of certain third-party managed costs into employee managed maintenance at lower costs (which is included in “other operating expenses” below) and the renegotiation of terms and conditions, including price reductions, of existing contracts for maintenance during the bankruptcy.

Other operating expenses. Other operating expenses primarily consist of (i) cost of sales, relating to our managed services and conferencing services; (ii) real estate and network operations related expenses, including all administrative real estate costs; (iii) sales and marketing expenses; (iv) G&A, including all administrative employee related expenses, regulatory costs, insurance and professional fees; (v) bad debt expense; and (vi) non- income taxes, including property taxes on owned real estate and trust fund related taxes such as gross receipts taxes, franchise taxes and capital taxes.

(in millions)	Twelve Months Ended December 31, 2003	% of Revenue	Year Ended December 31, 2002	% of Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)
Other Operating Expenses:
Cost of sales	$47	1.7%	$49	1.7%	$(2)	(4)%
Real estate and network operations	387	14.0%	519	17.9%	(132)	(25)%
Sales and marketing	124	4.5%	156	5.4%	(32)	(21)%
General and administrative	106	3.8%	141	4.9%	(35)	(25)%
Bad debt expense	47	1.7%	75	2.6%	(28)	(37)%
Non-income taxes	30	1.1%	27	0.8%	3	11%

Total other operating expenses	$741	26.8%	$967	33.3%	$(226)	(23)%

Other Operating Expenses —

Cost of sales for managed services and conferencing services were 1.7% of revenue in both 2003 and 2002. The vast majority of these expenses are governed by long term contracts or leases, which were reduced through negotiations in 2002 following our filing for bankruptcy. These reductions were offset by higher costs resulting from increased managed services revenue in 2003 compared with 2002. The increases in revenue required us to lease additional equipment to connect our customers to our network to deliver our managed services.

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

Sales and marketing expenses decreased as a result of (i) significant sales and marketing employee termination restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003 and (ii) reductions in sales commission payments resulting from not only the employee termination activities described above, but also due to a revised sales compensation plan and a lower revenue base against which commissions were paid. In addition, employee-related costs in this category were lower in 2003 from 2002 levels as no annual bonus expenses were incurred during 2003.

G&A costs decreased as a result of (i) significant administrative employee termination restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003, (ii) additional minor administrative employee termination restructuring activities in 2003 and (iii) continued cost management of discretionary G&A spending, including, but not limited to, travel and entertainment, advertising and consulting. In addition, employee-related costs in this category were lower in 2003 from 2002 levels as no annual bonus expenses were incurred during 2003. G&A in 2003 includes $1 million in stock compensation expense relating to the December 9, 2003 Effective Date stock option grant.

Bad debt expense decreased, primarily due to (i) improvements in the aging of our account receivables, focused collection efforts, enhanced evaluations of customers’ creditworthiness and limits, and recovery of significantly aged amounts through settlements and (ii) lower incidences of significant carrier customer bankruptcy actions in 2003 as compared with 2002 due to elimination of several less financially stable customers in the latter part of 2002.

Non-income taxes increased, primarily due to property tax credits received during 2002 from certain jurisdictional taxing authorities on owned real estate and other assets, including equipment. Property tax credits received during 2002 were primarily attributable to local taxing authorities utilizing lower property values more in line with fair values than in prior periods. This result was consistent with the impairment charges recorded by the Company in December 2001.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. The increase in depreciation and amortization is directly attributable to the impact of depreciating the first post-impairment period (2002) of capital purchases for a full year, along with the depreciation of capital purchases during 2003. In addition, the increase to the carrying value of property and equipment and goodwill and intangibles created as a result of fresh start accounting on the Effective Date also increased depreciation and amortization levels during the intervening period (see Note 2, “Fresh Start Accounting,” to the accompanying consolidated financial statements for further information on the impact to property and equipment and goodwill as a result of fresh start accounting).

Other income statement items. Other significant components of our consolidated statements of operations for the twelve months ended December 31, 2003 and the year ended December 31, 2002 include the following:

	Twelve Months Ended December 31, 2003	Year Ended December 31, 2002	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Interest expense	$(16)	$(62)	$(46)	(74)%
Other income, net	59	188	(129)	(69)%
Reorganizations items, net	(124)	(92)	32	35%
Gain on settlement of liabilities subject to compromise and recapitalization	23,076	—	23,076	NM
Gain from fresh start accounting adjustments	1,109	—	1,109	NM
Benefit (provision) for income taxes	(6)	103	(109)	NM
Income from discontinued operations	860	973	(113)	(12)%

NM—not meaningful

Interest expense. The decrease in interest expense is directly attributable to our bankruptcy filing on January 28, 2002. We ceased recording interest expense on our outstanding debt upon commencement of our bankruptcy proceedings in accordance with SOP 90-7. In January 2002 we recorded $43 million of interest expense on existing indebtedness that was subsequently stayed as a result of the bankruptcy filing. The balance of the interest expense in 2002 relates to interest expense related to capital lease obligations. In 2003, the interest expense relates to capital lease obligations, except for approximately $1 million related to interest expense on the Exit Notes issued on the Effective Date.

Other income, net. The decrease in other income, net is primarily a result of changes in the amount of income recorded related to the extinguishment of our obligations under certain long-term and prepaid lease agreements for services on our network through either customer settlement agreements or bankruptcy proceedings of the customers that had purchased the services from us, gains and losses on the sale of property and equipment, and changes in gains or losses resulting from foreign currency impacts on transactions. In 2003 we recorded $32 million of other income related to the extinguishment of our liabilities to customers related to long-term and prepaid lease agreements as compared with $97 million in 2002. The decrease is a result of the majority of settlement agreements with customers being signed within the first year of filing our petition for bankruptcy protection and the level of bankruptcies of our customers decreasing in 2003 as compared with 2002. In 2003 we recorded a $2 million gain on the sale of property and equipment, net as compared with a gain of $57 million for 2002. Foreign currency transactions gains decreased in 2003 to $20 million compared to $32 million for 2002.

Reorganization items, net. Reorganization items represent expenses and income that are incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items comprise (i) retained professional fee costs associated with the reorganization, (ii) costs incurred in connection with our continued restructuring efforts (see “Restructuring Charges” above for further discussion), (iii) costs related to the employee retention programs, (iv) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the Bankruptcy Court, (v) non-cash charges relating to the write-off of deferred financing fees, and (vi) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy. The reorganization items consisted of the following:

	Twelve Months Ended December 31, 2003	Year Ended December 31, 2002	$ Increase/ (decrease)	% Increase/ (decrease)
	(in millions)
Professional fees	$(115)	$(133)	$18	14%
Restructuring costs	(41)	(90)	49	54%
Retention plan costs	(22)	(40)	18	45%
Vendor settlements	45	255	(210)	(82)%
Deferred finance costs	—	(102)	102	100%
Interest income	9	18	(9)	(50)%

Total reorganization items	$(124)	$(92)	$(32)	(35)%

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

Gain on settlement of liabilities subject to compromise and recapitalization. On the Effective Date we recognized a $23.076 billion gain on settlement of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the Plan of Reorganization. This included elimination of $16.068 billion of the Predecessor equity structure, settling $8.710 billion of liabilities subject to compromise for cash, restricted cash, and equity of New GCL on the Effective Date of approximately $535 million, including $7 million in cash paid to the liquidating trust, and deferred payment plans totaling $221 million.

Fresh start accounting adjustments. As a result of our adoption of fresh start accounting, upon consummation of the Plan of Reorganization on the Effective Date, we recorded certain adjustments to our assets and liabilities to reflect their fair values. The fresh start adjustments, which resulted in a gain of $1.109 billion, consist of the elimination of $1.398 billion of deferred revenue, elimination of $6 million of other liabilities, establishment of $110 million of intangible assets and a step-up in value of $144 million for property and equipment, net, offset by a write-down of $96 million of other assets and elimination of $415 million of accumulated other comprehensive loss. These amounts were all a result of recording required adjustments to our asset, liability and other equity accounts in order to appropriately allocate our reorganization value and eliminate all accumulated losses of Predecessor in accordance with SOP 90-7.

Benefit (provision) for income taxes. The decrease in tax benefit for income taxes was primarily attributable to recognizing United States income tax refunds during 2002 as a result of loss carrybacks from 2001 and 2002 to prior tax years. No loss carrybacks were available in 2003. The 2003 tax provision is primarily related to minimum taxes in various foreign tax jurisdictions.

Income from discontinued operations. Income from discontinued operations recognized in 2003 primarily consists of the installation and maintenance segment’s gain on settlement of liabilities subject to compromise and recapitalization, and fresh start accounting adjustments recognized on the Effective Date. During 2002, certain subsidiaries were deemed abandoned due to our loss of control through our equity interest and lack of continuing involvement. The results of such subsidiaries were therefore classified as discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For further information on our discontinued operations see Note 5, “Discontinued Operations and Disposition,” in the accompanying consolidated financial statements.

Successor Results of Operations for the 22-day period from December 10, 2003 to December 31, 2003

Revenue during the 22-day period was $164 million. This level of activity was similar to the level of performance earlier in the fourth quarter. Operating expenses totaled $182. The net loss for the period was $11 million. The results during this short 22-day period are not necessarily indicative of the future performance of the Company over longer periods. No comparable period results for the Predecessor exist. As discussed elsewhere in this Item 7, the Company is continuing and will continue to experience losses subsequent to the reorganization on December 9, 2003. See “Liquidity and Capital Resources—Cash Management Impacts and Working Capital” below for a discussion of the cash performance of the Successor during the 22 day period.

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

	Predecessor
	January 1 to December 9, 2003	Year ended December 31, 2002	$ Increase/ Decrease	% Increase/ Decrease
	(in millions)
REVENUES:
Commercial	$988	$1,252	$(264)	(21)%
Consumer	26	44	(18)	(41)%
Carrier:
Service revenue	1,507	1,533	(26)	(2)%
Amortization of prior period IRUs	78	74	4	5%

Total carrier	1,585	1,607	(22)	(1)%

Total revenue	2,599	2,903	(304)	(10)%

OPERATING EXPENSES:
Cost of access and maintenance	$1,982	$2,262	$(280)	(12)%
Other operating expenses	692	967	(275)	(28)%
Depreciation and amortization	138	132	6	5%

Total operating expenses	$2,812	$3,361	$(549)	(16)%

OTHER SIGNIFICANT COMPONENTS OF OUR CONSOLIDATED STATEMENT OF OPERATIONS:
Interest expense	$(13)	$(62)	$(49)	(79)%
Other income, net	57	188	(131)	(70)%
Reorganizations items, net	(124)	(92)	32	35%
Gain on settlement of liabilities subject to compromise and recapitalization	23,076	—	23,076	NM
Gain from fresh start accounting adjustments	1,109	—	1,109	NM
Benefit (provision) for income taxes	(5)	103	(108)	NM
Income from discontinued operations	$852	$973	$(121)	(12)%

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

Consumer revenues. Consumer revenues decreased as we continued to minimize our investment in this business as we have determined it is not core to our strategy and plans for the future. There are no plans to grow this business as the costs to acquire and maintain customers are expected to exceed the benefits to our future profitability. In addition, price levels for consumer services continued to decline, as a result of new competitive entry and substantial increases in network capacity.

Carrier revenues. While the total carrier service revenue increased over 2002, we experienced a shift in our sales mix from the higher margin data services to lower margin voice services. The decrease in data services was as a result of continued industry pricing declines and reductions in capacity maintenance revenues as a result of the termination of several significant IRU agreements either through customer settlement agreements or through the bankruptcy proceedings of the customers that had purchased the capacity from us. Carrier voice services revenue increased as a result of aggressive marketing of voice services to compensate for the reduction in data services revenue. The increase was a result of significant increases in volume offset by continued pricing declines. The prolonged period in bankruptcy had less of an impact on carrier voice services revenue as carriers often use several voice services providers to meet their traffic demands, thereby reducing the overall risk of relying on one carrier supplier for voice services. Further, because of short lead times to change voice services providers there is less risk of a disruption in service if a change in providers were to become necessary, as compared with data services, which require a much longer lead time to switch providers.

The revenue recognized relating to the amortization of IRUs signed in prior periods increased as a result of new activations of capacity related to IRUs.

Cost of access and maintenance.

Cost of access decreased as a result of cost of access initiatives.

Third-party maintenance expenses decreased primarily as a result of our ability to eliminate certain terrestrial, cable station, and equipment maintenance contracts, the transition of certain third-party managed costs into employee managed maintenance at lower costs (which is included in “other operating expenses” below) and the renegotiation of terms and conditions including price reductions, of existing contracts for maintenance during the bankruptcy.

Other operating expenses.

	Predecessor
	January 1 to December 9, 2003	% of Revenue	Year ended December 31, 2002	% of Revenue	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Other Operating Expenses:
Cost of sales	$44	1.7%	$49	1.7%	$(5)	(10)%
Real estate and network operations	368	14.2%	519	17.9%	(151)	(29)%
Selling and marketing	114	4.3%	156	5.4%	(42)	(27)%
Non-income taxes	29	1.1%	27	0.8%	2	7%
General and administrative	93	3.6%	141	4.9%	(48)	(34)%
Bad debts expense	44	1.7%	75	2.6%	(31)	(41)%

Total—other operating expenses	$692	26.6%	$967	33.3%	$(275)	(28)%

Other Operating Expenses

Cost of sales for managed services and conferencing services were 1.7% of revenue in both 2003 and 2002. The vast majority of these expenses are governed by long term contracts or leases, which were reduced through negotiations in 2002 following our filing for bankruptcy. These reductions were offset by higher costs resulting from increased managed services revenue in 2003 compared with 2002. The increases in revenue required us to lease additional equipment to connect our customers to our network to deliver our managed services product.

Real estate and network operations related expenses declined as a result of (i) significant real estate restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003, (ii) significant network operations employee termination restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003,

(iii) additional minor real estate restructuring activities along with additional minor network operations employee termination restructuring activities in 2003, and (iv) lower real estate tax charges due primarily to a one-time real estate tax rebate of $13 million for a property tax assessment in the United Kingdom. In addition, employee-related costs in this category were lower in 2003 from 2002 levels as no annual bonus expenses were incurred during 2003.

Sales and marketing expenses decreased 27% as a result of (i) significant sales and marketing employee termination restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003 and (ii) reductions in sales commission payments resulting from not only the employee termination activities described above, but also due to a revised sales compensation plan and a lower revenue base against which commissions were paid. In addition, employee-related costs in this category were lower in 2003 from 2002 levels as no annual bonus expenses were incurred during 2003.

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

G&A costs decreased 34% as a result of (i) significant administrative employee termination restructuring activities initiated during the first and second quarters of 2002, for which there was a full year impact recognized in 2003, (ii) additional minor administrative employee termination restructuring activities in 2003 and (iii) continued cost management of discretionary G&A spending, including, but not limited to, travel and entertainment, advertising and consulting. In addition, employee-related costs in this category were lower in 2003 from 2002 levels as no annual bonus expenses were incurred during 2003.

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

Other income, net. The decrease in other income, net is primarily a result of changes in the amount of income recorded related to the extinguishment of our obligations under certain long-term and prepaid lease agreements for services on our network through either customer settlement agreements or bankruptcy proceedings of the customers that had purchased the services from us, gains and losses on the sale of property and equipment, and changes in gains or losses resulting from foreign currency impacts on transactions. In 2003 we recorded $32 million of other income related to the extinguishment of our liabilities to customers related to long-term and prepaid lease agreements as compared with $97 million in 2002. The decrease is a result of the majority of settlement agreements with customers being signed within the first year of filing our petition for bankruptcy protection and the level of bankruptcies of our customers decreasing in 2003 as compared with 2002. In 2003 we recorded a $2 million gain on the sale of property and equipment, net as compared with a gain of $57 million, net for 2002. Foreign currency transactions gains decreased in 2003 to $18 million compared to $32 million for 2002.

Reorganization items, net. Reorganization items represent expenses and income that are incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items consisted of the following:

	Predecessor
	January 1 to December 9, 2003	Year Ended December 31, 2002	$ Increase/ (decrease)	% Increase/ (decrease)
		(in millions)
Professional fees	$(115)	$(133)	$18	14%
Restructuring costs	(41)	(90)	49	54%
Retention plan costs	(22)	(40)	18	45%
Vendor settlements	45	255	(210)	(82)%
Deferred finance costs	—	(102)	102	100%
Interest income	9	18	(9)	(50)%

Total reorganization items	$(124)	$(92)	$(32)	(35)%

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

Gain on settlement of liabilities subject to compromise and recapitalization. On the Effective Date, we recognized a $23.076 billion gain on settlement of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the Plan of Reorganization. This included elimination of $16.068 billion of the Predecessor equity structure, settling $8.710 billion of liabilities subject to compromise for cash, restricted cash, and equity of New GCL on the Effective Date of approximately $535 million, including $7 million in cash paid to the liquidating trust, and deferred payment plans totaling $221 million.

Fresh start accounting adjustments. As a result of our adoption of fresh start accounting, upon consummation of the Plan of Reorganization on the Effective Date, we recorded certain adjustments to our assets and liabilities to reflect their fair values. The fresh start adjustments, which resulted in a gain of $1.109 billion, consist of the elimination of $1.398 billion of deferred revenue, elimination of $6 million of other liabilities, establishment of $110 million of intangible assets and a step-up in value of $144 million for property and equipment, net, offset by a write-down of $96 million of other assets and elimination of $415 million of accumulated other comprehensive loss. These amounts were all a result of recording required adjustments to our asset, liability and other equity accounts in order to appropriately allocate our reorganization value and eliminate all accumulated losses of Predecessor in accordance with SOP 90-7.

Benefit (provision) for income taxes. The decrease in tax benefit for income taxes was primarily attributable to recognizing United States income tax refunds during 2002 as a result of loss carrybacks from 2001 and 2002 to prior tax years. No loss carrybacks were available in 2003. The 2003 tax provision is primarily related to minimum taxes in various foreign tax jurisdictions.

Income from discontinued operations. The income from discontinued operations recognized in 2003 primarily consists of the installation and maintenance segment’s gain on settlement of liabilities subject to compromise and recapitalization, and fresh start accounting adjustments recognized on the Effective Date. During 2002, certain subsidiaries were deemed abandoned due to our loss of control through our equity interest and lack of continuing involvement. The results of such subsidiaries were therefore classified as discontinued operations under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For further information on our discontinued operations see Note 5, “Discontinued Operations and Disposition,” in the accompanying consolidated financial statements.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At December 31, 2004, our available liquidity consisted of $365 million of unrestricted cash and cash equivalents. At December 31, 2004, we also held $17 million ($13 million of which is included in long-term other assets) in restricted cash. This restricted cash represents collateral relating to certain rental guarantees, performance bonds, letters of credit and deposits.

For each period since inception, we have incurred substantial operating losses. For 2004, we posted an operating loss of approximately $293 million and had net cash used in operating and investing activities of approximately $262 million, which included $114 million of cash disbursements related to deferred reorganization costs. In the near term, our existing and projected operations are not expected to generate cash flows sufficient to pay our expected operating expenses, fund our expected capital expenditure requirements, meet our debt service obligations and meet our restructuring cost requirements. We expect our available liquidity to substantially decline in 2005 due to operating cash flow requirements and cash disbursements of approximately $18 million for deferred reorganization costs.

On December 23, 2004, we completed the Recapitalization Plan to restructure existing indebtedness with ST Telemedia and its subsidiaries and to raise additional financing. Based on our business plan, our expectation is that cash on hand, together with proceeds from anticipated sales of non-core assets, marketable securities and IRUs, will provide us with the liquidity needed to fund our operations until we start to generate positive cash flow at some point in the second half of 2006. As described above, our business plan calls for significant increases in gross margin percentages due to improvements in product mix and cost of access initiatives, as well as rigorous management of operating expenses and capital expenditures.

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

In particular, GCUK serves as a source of funding for us and our other subsidiaries, and we expect to continue to use GCUK as a source of funding, subject to the covenants in the GCUK Notes and restrictions under English law. Because of losses that GCUK has accumulated, it will not be possible for GCUK to pay dividends to its parent company, an indirect subsidiary of ours, until such time as these losses have been reduced and thereafter only to the extent of any available profit. Until that time, any funds to be made available by GCUK to us and our other subsidiaries will be made through inter-company loans. However, GCUK’s ability to make loans to us and our other subsidiaries is restricted by the indenture governing the GCUK Notes. See below under “Indebtedness” for further information regarding the restrictions under the indenture for the GCUK Notes.

A default by us or any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of such entities, could trigger cross-default provisions under the indenture for the Convertible Notes or the indenture for the GCUK Notes, as applicable, and may trigger cross-default provisions under any working capital facility or other financing that we may arrange. This could lead the applicable debt holders to accelerate the maturity of their relevant debt instruments, foreclose on our assets and adversely affect our rights under other commercial agreements, which would have a material adverse effect on our financial condition. In addition, in the event of a “Conversion Restriction” (as defined below under “Indebtedness-Mandatory Convertible Notes with Controlling Shareholder”), we could be required to pay cash interest at 11% (calculated retroactively from the issue date) and to redeem the Convertible Notes on December 23, 2008 for $250 million.

Based upon business opportunities and market conditions prevailing from time to time, we may in the future enter into additional financing arrangements, which could include a working capital facility. Our ability to do so is subject to the restrictions contained in the covenants in our outstanding debt instruments (as described below under “Indebtedness”) and to the rights of ST Telemedia under our outstanding preferred shares (see “Description of New Global Crossing Equity Securities” in Item 5).

Recapitalization Plan

As previously discussed, on December 23, 2004 the Company completed a Recapitalization Plan to restructure its existing indebtedness with its controlling shareholder ST Telemedia and its subsidiaries and to raise additional funding.

Under the Recapitalization Plan, we repaid $75 million of principal amount of the Exit Notes to a subsidiary of ST Telemedia. We also paid accrued interest of approximately $15 million on the Exit Notes and the Bridge Loan Facility. The remaining $125 million of Exit Notes and the $125 million of Bridge Loan Facility were exchanged for the Convertible Notes, which are held by subsidiaries of ST Telemedia. The Exit Notes were secured by a lien on all the assets of GCUK and the assets of its subsidiaries. The Convertible Notes are secured by a lien on substantially all of the assets of the Company and its material subsidiaries except for GCUK’s assets and the assets of its subsidiaries.

As part of the Recapitalization Plan, GCUK issued $200 million in aggregate principal amount of 10.75% United States dollar denominated senior secured notes and £105 million aggregate principal amount of 11.75% pounds sterling denominated senior secured notes. The dollar and sterling denominated notes were issued at a discount of approximately $3 million and £2 million, respectively which resulted in the Company receiving gross proceeds, before underwriting fees, of approximately $398 million. The GCUK Notes are secured by certain assets of GCUK.

See below under “Indebtedness” for further information on the Exit Notes, Bridge Loan Facility, Convertible Notes, and GCUK Notes.

Indebtedness

At December 31, 2004, we had $646 million of long-term indebtedness outstanding, consisting of $396 million of GCUK Notes and $250 million of Convertible Notes.

GCUK Senior Secured Notes

On December 23, 2004, GCUK Finance issued the GCUK Notes. The GCUK Notes mature on the tenth anniversary of their issuance. Interest is due semi-annually on June 15 and December 15.

The GCUK Notes are senior obligations of GCUK Finance and rank equal in right of payment with all of its future debt. GCUK has guaranteed the GCUK Notes as a senior obligation ranking equal in right of payment with all of its existing and future senior debt. The GCUK Notes are secured by certain assets of GCUK and GCUK Finance, including the capital stock of GCUK Finance, but certain material assets of GCUK will not serve as collateral for the GCUK Notes.

GCUK Finance may redeem the GCUK Notes in whole or in part, at any time on or after December 15, 2009 at redemption prices decreasing from 105.375% (for the United States dollar denominated notes) or 105.875% (for the pounds sterling denominated notes) in 2009 to 100% of the principal amount in 2012 and thereafter. At any time before December 15, 2009, GCUK Finance may redeem either both series of notes, in whole or in part, by paying a “make-whole” premium calculated in accordance with the GCUK Notes indenture, which is filed as an exhibit to this annual report on Form 10-K. GCUK Finance may also redeem up to 35% of the principal amount of either series of notes before December 15, 2007 using the proceeds of certain equity offerings. GCUK Finance may also redeem either or both series of notes, in whole but not in part, upon certain changes in tax laws and regulations.

The GCUK Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. The indenture governing the GCUK Notes limits GCUK’s ability to, among other things: (i) incur or guarantee additional indebtedness, (ii) pay dividends or make other distributions to repurchase or redeem its stock; (iii) make investments or other restricted payments, (iv) create liens; (v) enter into certain transactions with affiliates (vi) enter into agreements that restrict the ability of its material subsidiaries to pay dividends; and (vii) consolidate, merge or sell all or substantially all of its assets.

A loan or dividend payment by GCUK to the Company and its affiliates is a restricted payment under indenture governing the GCUK Notes. Under the indenture, such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test and (ii) would be limited to, among other things, 50% of GCUK’s consolidated net income plus non-cash charges minus capital expenditures (“Designated GCUK Cash Flow”). Under the terms of the indenture governing the Convertible Notes, loans from GCUK made to us or our other subsidiaries must be subordinated to the payment of obligations under the Convertible Notes. The terms of any inter-company loan by GCUK to us or our other subsidiaries must be agreed by the board of directors of GCUK, including its independent members, who are also members of its audit committee. In addition, within 120 days after the end of the period beginning on December 23, 2004 and ending December 31, 2005 and for each twelve month period thereafter, GCUK must offer to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of Designated GCUK Cash Flow from that period. To the extent that holders of notes do not fully participate in the repurchase offer, the loan or dividend of any remaining proceeds up to this additional 50% of Designated GCUK Cash Flow to the Company and its affiliates would be permitted, subject to the limitations on restricted payments described above.

Mandatory Convertible Notes with Controlling Shareholder

On December 23, 2004, Global Crossing Limited issued Convertible Notes to subsidiaries of the Company’s controlling shareholder ST Telemedia. The Convertible Notes mandatorily convert into common equity on the fourth anniversary of their issuance. Interest accrues at 4.7% per annum and the Company will pay interest by issuing additional Convertible Notes. There are no sinking fund requirements. The holders of the Convertible Notes have the right to convert them into common shares of New GCL at any time prior to their maturity date. Any Convertible Note that is not converted into common shares of New GCL prior to the maturity date will convert automatically into common shares on the maturity date. The number of common shares of New GCL to be issued upon conversion of the Convertible Notes will be determined by dividing the principal amount converted (together with any accrued but unpaid interest) by the “Conversion Price”. The initial conversion price will be $18.60 per share. The terms of the Convertible Notes contain customary provisions for the adjustment of the Conversion Price in the event that the Company declares a stock dividend or stock split or any recapitalization, reorganization or similar transaction. In addition, if the Company issues or sells common shares or any security convertible or exchangeable into common shares within six months of December 23, 2004 at a price per share that is less than 83.3% of the Conversion Price on December 23, 2004 the number of common shares of New GCL issued upon conversion will be adjusted. In the event that the Company is unable to deliver common shares of New GCL upon receiving a notice of conversion from a holder of the Convertible Notes, as the result of any law, rule or regulation or administrative proclamation or any other reason (a “Conversion Restriction”), the Company will pay accrued interest on those Convertible Notes at a rate of 11% (calculated retroactively from the issue date), provided that upon a sale or transfer of Convertible Notes by the ST Telemedia or any of its subsidiaries to any third party, the initial interest rate of 4.7% will be reinstated upon the original terms of the Convertible Notes. If the Company is unable to deliver common shares of New GCL on the maturity date, the Company will redeem the Convertible Notes for $250 million, plus accrued interest at 11% (calculated retroactively from the issue date). The Company is also required to repay the Convertible Notes in cash if the Company were to default on the indenture governing the Convertible Notes. Due to the possibility of a Conversion Restriction, the Company accounts for interest on the Convertible Notes by accruing at the 11% rate. However, at such time, if any, as the Convertible Notes are converted into common shares of New GCL, all amounts accrued for interest and principal on the applicable Convertible Notes will be reclassified to common stock and additional paid in capital in our consolidated balance sheet.

The Convertible Notes are guaranteed by the majority of the Company’s existing subsidiaries, except for GCUK and its subsidiaries and are senior in right of payment to all other indebtedness of the Company and its material subsidiaries (other than GCUK and its subsidiaries), except they are equal in right of payment with one or more working capital facilities of the Company or its subsidiaries in aggregate principal amount of up to $150 million and a limited amount of certain other senior indebtedness of the Company and its subsidiaries. Payment of the Convertible Notes is secured by a lien on substantially all the assets of the Company and its material subsidiaries, except for GCUK’s assets and the assets of its subsidiaries, such lien to be second priority to the lien of any working capital facilities if and when such working capital facilities are provided.

The Convertible Notes will not be redeemable at the Company’s option prior to the occurrence of a Conversion Restriction. After the occurrence of a Conversion Restriction, the Company will have the right to redeem all or any part of the Convertible Notes held by ST Telemedia or any of its subsidiaries at a redemption price in cash equal to 100% of the aggregate principal amount of the Convertible Notes redeemed, plus accrued and unpaid interest.

The Convertible Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. These provisions include (i) limitations on the indebtedness of Company and its subsidiaries (other than GCUK and its subsidiaries), (ii) limitations on dividend and other payments to equity holders and subordinated debt (including ST Telemedia), (iii) limitations on investments and sale and leaseback transactions, (iv) restrictions on asset sales, consolidations, and mergers, (v) limitations on granting additional liens and (vi) limitations on transactions with affiliates. The covenants permit the Company to enter into one or more working capital facilities and have limited exceptions, baskets, and carve-outs. The limitation on indebtedness covenant, in particular, permits the incurrence of the following: (i) up to $150 million in additional debt under one or more working capital facilities, (ii) up to $50 million in purchase money debt or capital lease obligations, (iii) up to $50 million in debt for general corporate purposes and (iv) additional subordinated debt if we satisfy the leverage ratio specified in the indenture, although the Company does not expect to satisfy that ratio for the foreseeable future.

Bridge Loan Facility with Controlling Shareholder

On May 18, 2004, the Company reached an agreement with a subsidiary of ST Telemedia, the Company’s indirect controlling shareholder, to provide the Company with up to $100 million in financing under a senior secured loan facility, which was amended on November 2, 2004 to increase the availability thereunder to $125 million. The full $125 million available under the Bridge Loan Facility, as amended was borrowed as of November 5, 2004. The Bridge Loan Facility was entered into by the Company’s primary operating subsidiary in the United Kingdom, GCUK. The Bridge Loan Facility was initially scheduled to mature on December 31, 2004 and initially bore interest at a rate equal to one-month LIBOR plus 9.9%. Every 90 days after the May 18, 2004 closing, the spread over LIBOR increased by 0.5%. In addition, the Company was required to pay a fee of 1.0% per annum on any undrawn portion of the Bridge Loan Facility. On December 23, 2004, the Bridge Loan Facility was terminated as part of the debt restructuring discussed above.

Exit Notes with Controlling Shareholder

GC North American Holdings, Inc. (“GCNAH”), one of the Company’s U.S. subsidiaries, issued $200 million in aggregate principal amount of Exit Notes to ST Telemedia on the Effective Date. On March 12, 2004, ST Telemedia transferred the Exit Notes to a subsidiary. The Exit Notes matured on the third anniversary of their issuance. Interest accrued at 11% per annum and was due June 15 and December 15.

The Exit Notes were guaranteed by New GCL and all of its material subsidiaries and were senior in right of payment to all other indebtedness of New GCL and its material subsidiaries, except that they were equal in right of payment with (i) one or more working capital facilities in an aggregate principal amount of up to $150 million and (ii) a limited amount of certain other senior indebtedness. The Exit Notes were secured by a first priority lien on the stock and assets of GMS and GCUK. In addition, any sale of those subsidiaries would trigger mandatory repayment of the Exit Notes to the extent of the proceeds of any such sale. To the extent proceeds of any such sales were other than cash, such proceeds were to be substituted for the collateral. However, we received a waiver of the requirement to use proceeds from the sale of Global Marine and SBSS to repay the Exit Notes. Payment of the Exit Notes was also secured by a lien on substantially all the other assets of Successor and its material subsidiaries, such lien being second in priority to the lien of any working capital facility if and when such working capital facility was provided.

GCNAH was allowed to redeem the Exit Notes, plus accrued and unpaid interest, at any time without penalty or premium. In the event of a change of control, GCNAH was obligated to offer to redeem the notes at 101% of the outstanding principal amount plus accrued and unpaid interest.

The Exit Notes were issued under an indenture which included covenants and events of default that were customary for high-yield senior note issuances. These provisions included (i) limitations on the indebtedness of Successor, (ii) limitations on dividend and other payments to equity holders (including ST Telemedia), (iii) limitations on investments and sale and leaseback transactions, (iv) restrictions on asset sales, consolidations, and mergers, (v) limitations on granting additional liens and (vi) cross-default provisions which could result in the acceleration of our repayment obligations in the event that one or more of the Company’s subsidiaries were to default on any capital lease obligation or debt obligation totaling more than $2.5 million or the bankruptcy or insolvency of any subsidiary. The covenants permitted Successor to enter into one or more working capital facilities and had limited exceptions, baskets, and carve-outs. The limitation on indebtedness covenant, in particular, permitted the incurrence of the following: (i) up to $150 million in additional debt under one or more working capital facilities, (ii) up to $50 million in purchase money debt or capital lease obligations, (iii) up to $10 million in debt for general corporate purposes and (iv) additional subordinated debt if we satisfied the leverage ratio specified in the indenture, although we did not expect to satisfy such ratio for the foreseeable future. It was likely that amendments to the indenture would be required by lenders as a condition to their willingness to provide any financing.

On December 23, 2004, after repayment of $75 million of principal amount of the Exit Notes, the Exit Notes were terminated as part of the debt restructuring discussed above.

Cash Management Impacts and Working Capital

Condensed Consolidated Statements of Cash Flows (in millions)

		Pro forma Combined
	Year Ended December 31, 2004	Twelve Months Ended December 31, 2003	$ Increase (Decrease)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(336)	$24,728	$(25,064)
Discontinued operations	25	(860)	885
Reorganization items, net	—	(24,061)	24,061
Deferred reorganization costs	(114)	(64)	(50)
Depreciation, amortization, stock compensation, bad debt expense, loss on disposal of property and equipment and non-cash income tax provision	260	194	66
Amortization revenue of prior period IRUs	(4)	(78)	74
Cash used in reorganization items	—	(391)	391
Gain on preconfirmation contingencies	(29)	—	(29)
Write-off of deferred financing costs	4	—	4
Other changes in operating assets and liabilities	9	108	(99)
Net cash used in discontinued operations	(13)	(8)	(5)

Cash flows used in operating activities	(198)	(432)	234

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Capital expenditures	(89)	(150)	61
Proceeds from sale of discontinued operations and other assets	24	7	17
Other investing activities	1	(10)	11

Cash flows used in investing activities	(64)	(153)	89

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from long-term borrowings	398	—	398
Capital & debt infusions by controlling shareholder	125	450	(325)
Repayment of long-term debt with controlling shareholder	(75)	—	(75)
Repayment of capital leases	(17)	(12)	(5)
Other	(20)	(4)	(16)

Cash flows provided by financing activities	411	434	(23)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$149	$(151)	$300

Cash Flow Activity for the year ended December 31, 2004

Cash and cash equivalents increased $149 million during the year ended December 31, 2004 to $365 million from $216 million at December 31, 2003. Our unrestricted cash increased as a result of collection of receipts related to sales of services, prepaid service/IRU agreements, miscellaneous receipts from VAT refunds, interest on deposits, proceeds from the sale of our equity interest in two holding companies and marketable securities, property tax rebates, other receipts and financing activities described below. The increase in cash is partially offset by the continued operating cash flow losses, capital expenditures, payments made related to deferred reorganization costs, restructuring costs, and final fees and expenses paid to professionals retained in the bankruptcy proceedings.

During 2004, we collected approximately $2.545 billion of cash receipts from sales of service and approximately $47 million under prepaid service/IRU agreements, of which $38 million related to a prepaid service/IRU from one customer, which represented the final installment due under a settlement agreement entered into during 2003. Operating expense disbursements, including $21 million related to retention plan payments, were approximately $2.680 billion in 2004. Cash disbursements for cost of access were approximately $1.734 billion in 2004. Other operating cash disbursements (including cost of sales, real estate, payroll, third-party maintenance, general and administrative costs and the final retention plan payment related to 2003) during 2004 were approximately $946 million. Cash paid for capital expenditures and the repayment of capital lease obligations were approximately $89 million and $17 million, respectively. Payments related to deferred reorganization costs, restructuring costs and fees for professionals retained in the bankruptcy proceedings were approximately $114 million, $47 million, and $21 million, respectively. Miscellaneous receipts collected in 2004 were approximately $108 million which included approximately $32 million related to VAT, $ 8 million related to directors and officers insurance policy refunds, $20 million related to property tax rebates, $19 million related to proceeds from the sale of marketable securities, $4 million related to proceeds from the sale of our equity interests in holding companies and other miscellaneous receipts.

In 2004, we also received proceeds of $398 million in financing from the GCUK Notes and proceeds of $125 million in financing related to our debt restructuring with the controlling shareholder ST Telemedia. The debt restructuring also included the repayment of $75 million of principal amount of Exit Notes, the payment of approximately $15 million of accrued interest on the Exit Notes and Bridge Loan Facility and the exchange of the remaining $125 million of Exit Notes and $125 million of Bridge Loan Facility for $250 million of the Convertible Notes. See Note 13. “Long-Term Debt and Debt with Controlling Shareholder,” to the accompanying consolidated financial statements included in this annual report on Form 10-K for further discussion of GCUK Notes and our restructuring of debt with controlling shareholder ST Telemedia.

Cash Flows from Operating Activities—

Cash flows used by operations decreased $234 million in 2004 compared with 2003. The decrease in cash flows used by operations is primarily due to lower reorganization related payments during 2004 partially offset by lower cash provided by changes in operating assets and liabilities. Reorganization payments, including deferred reorganization costs decreased due to lower professional fees, retention costs, restructuring costs and payments issued to certain creditors on the Effective Date partially offset by payments related to deferred reorganization costs payable after the Effective Date to access providers and other claimants. Cash provided by changes in operating assets and liabilities decreased mainly as a result of an increase in restructuring payments during 2004 and lower levels of cash collections for services and prepaid capacity/IRU agreements during 2004, partially offset by lower access vendor payments made during 2004. Changes in operating assets and liabilities are subject to significant variability from period to period depending on the timing of operating cash receipts and payments.

Cash Flows from Investing Activities

Cash flows used in investing activities declined $89 million in 2004 compared with 2003, primarily due to capital expenditures, which declined $61 million in 2004 from 2003 levels. Capital expenditures were greater in 2003 primarily as a result of payments made by our foreign subsidiaries that were not protected from local vendors under the bankruptcy laws of the United States, for capital projects completed prior to the bankruptcy filing in January 2002. In addition, GCUK paid approximately $30 million in capital expenditures in 2003 on two significant projects that did not require additional capital expenditures in 2004. Capital expenditures during 2004 primarily related to network and information technology expenditures. The network expenditures primarily consist of capital spending to meet our anticipated network needs to acquire and/or expand existing customer service capabilities. These expenditures include investing in transmission technologies, as well as our global IP and Voice over Internet Protocol (“VoIP”) service platforms. Examples include expansion of our network footprint in Asia and ongoing migration of traffic to our VOIP network as a result of decommissioning of legacy time division multiplexing (“TDM”) switching equipment. The information technology expenditures consist of development projects to enhance and automate our “sales order to cash” process as well as improve and expand our suite of IP products and refresh our personal computer and server inventory. Proceeds from asset sales increased primarily as a result of a sale of marketable securities and our equity interest in two non-operating holding companies for approximately $19 million and $4 million, respectively.

Cash Flows from Financing Activities—

Cash flows provided by financing activities declined $23 million in 2004 compared with 2003 primarily as a result of lower net cash received from capital and debt issued during 2004. As previously indicated, we completed a Recapitalization Plan which included receiving $398 million in proceeds, before underwriting fees, from the GCUK Notes and repaying $75 million of the Exit Notes. The majority of the remaining activity is the repayment of capital lease obligations primarily related to lease payments for GCUK’s network.

Working Capital

Our working capital improved $91 million to a negative working capital of $57 million at December 31, 2004 compared to a negative working capital of $148 million at December 31, 2003. This improvement was principally due to the impact of (i) the $398 million in proceeds we received from the issuance of the GCUK Notes less deferred financing fees of approximately $21 million and (ii) the $125 million proceeds in financing related to the Bridge Loan Facility exchanged for a portion of the Convertible Notes. The improvement related to the items above was partially offset by (i) over $100 million of operating cash flow losses, (ii) approximately $89 million of cash paid for capital expenditures, (iii) the elimination of approximately $57 million of working capital as at December 31, 2003 as a result of the sale of Global Marine in 2004, (iv) the repayment of $75 million of the Exit Notes and (v) the transfer of long-term restructuring and deferred reorganization liabilities to current as a result of the liabilities becoming due within one year of December 31, 2004.

Contractual Cash Commitments

The following table summarizes our contractual cash commitments at December 31, 2004:

In millions	Total	Less than 1 year (2005)	1-3 years (2006-2007)	3-5 years (2008-2009)	More than 5 years (2010-2120)
Long-term debt obligations(1)	$863	$47	$94	$93	$629
Capital lease obligations	173	26	41	27	79
Pension funding obligations(2)	1	1	—	—	—
Operating lease obligations	1,096	107	193	171	625
Purchase obligations(3)	1,928	622	608	235	463

Total	$4,061	$803	$936	$526	$1,796

(1)	Amount does not include any principal or interest payments due for the Convertible Notes. See “Liquidity and Capital Resources” for further information related to Convertible Notes and the circumstances under which principal and cash interest could be payable thereunder. The principal repayment of the GCUK Notes of approximately $402 million is included in the “More than 5 years” section of the table. Under the indenture for the GCUK Notes, within 120 days after the end of the period beginning on December 23, 2004 and ending on December 31, 2005 and each twelve month period thereafter, GCUK must offer to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date with 50% of GCUK’S consolidated net income plus non-cash charges minus capital expenditures (“Designated GCUK Cash Flow”) from that period. As Designated GCUK Cash Flow will vary from period to period and the repurchase is at the option of the holder we cannot predict if any early purchases of the GCUK Notes and related interest will occur. The pound sterling interest and principal due for the GCUK Notes has been exchanged for all periods at the December 31, 2004 year end rate of 1.926 United States dollars to one pound sterling.

(2)	Amount relates to our current expected funding requirements in 2005 related to our defined benefit pension plans (see Note 21 to the accompanying consolidated financial statements for further information related to our defined benefit pension plans). Funding requirements will vary yearly based on actuarial assumptions, company funding policy and statutory funding requirements and therefore we have not included amounts beyond 2005.
(3)	Amounts represent contractual commitments with third parties to purchase network access services ($1.010 billion), maintenance services for portions of our network and information technology ($367 million), other purchase order commitments ($51 million), rental payments for restructured properties ($451 million), and deferred reorganization costs related to our bankruptcy proceedings ($49 million). Included in the other purchase order commitments is approximately $2 million related to our 2005 estimated incremental expenditures to implement the Network Security Agreement. We expect to incur approximately $2 million of incremental expenditures annually for years beyond 2005. The term of the Network Security Agreement is as long as ST Telemedia holds more than 10% of the equity in New GCL. As the term is indeterminable we have not included the commitment beyond 2005.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our revenue in our carrier sales channel is generated from services to other carriers in the telecommunications industry. In 2004, our revenues from the carrier sales channel represented approximately 59% of our consolidated revenues.

Off-balance sheet arrangements

We have approximately $17 million of letter of credit and performance and surety bond requirements as of December 31, 2004 relating to our workmen’s compensation and employee liability insurance policies, real estate lease obligations, customer performance obligations and license and permit obligations to governmental agencies. Approximately $16 million of these requirements are collateralized with restricted cash as reflected in the accompanying consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in interest rates and foreign currency exchange rates that could impact our cash flows and earnings. We selectively use financial instruments to manage these risks.

Interest Rate Risk

As at December 31, 2004, we were not subject to interest rate fluctuations as our indebtedness had fixed interest rates. See Item 7, “Liquidity and Capital Resources” for information on our indebtedness. During the year ended December 31, 2004 the Bridge Loan Facility was subject to interest rate risk. The interest rate for the

Bridge Loan Facility was one-month LIBOR plus 9.9%. Due to the short-term nature of the facility we did not enter into any financial instrument to mitigate the risk. As part of the Recapitalization Plan completed on December 23, 2004 the Bridge Loan Facility was converted to Convertible Notes which have a fixed interest rate. For future indebtedness, to the extent we are subject to interest rate risk, our policy will be to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps or other derivatives may be used to adjust interest rate exposures when appropriate based upon market conditions. Our objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flow associated with such changes.

Foreign Currency Risk

We did not enter into any foreign currency contracts during 2004 and 2003. The Euro and pound sterling were the principal foreign currencies held by us in 2004 and 2003 and therefore changes in these foreign exchange rates provide the greatest foreign exchange risk to us.

In order to better manage the Company’s foreign currency risk, the Company entered into a 5-year cross-currency interest rate swap transaction with an affiliate of Goldman Sachs & Co. to minimize exposure of any dollar/sterling currency fluctuations related to interest payments on the United States $200 million denominated GCUK Notes. The swap transaction converts the U.S. dollar currency rate on interest payments to a specified pound sterling amount. In addition, the hedge counterparty has been granted a security interest in the collateral securing the GCUK Notes ranking equally with the security interest holders of the GCUK Notes. The hedging arrangements are subject to early termination upon events of default under the indenture governing the GCUK Notes. The cross-currency interest rate swap is classified as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result, any unrealized gains or losses from changes in fair value are recorded in the stockholders’ equity section in the balance sheet as other comprehensive income (loss). As December 31, 2004, the Company recognized $5 million in other comprehensive loss related to the GCUK cross-currency interest rate swap.

For our subsidiaries using the U.S. dollar as their functional currency, translation adjustments are recorded in the accompanying consolidated statements of operations. Our foreign exchange transaction gains for the year ended December 31, 2004, the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003, and the year ended December 31, 2002 were $39 million, $2 million, $18 million, and $32 million, respectively.

For our subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity. For the year ended December 31, 2004, the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002, losses from foreign currency translations were $26 million, $4 million, $68 million, and $65 million, respectively.

We have not entered into, and do not intend to enter into, financial instruments for speculation or trading purposes. Additional information regarding financial instruments is contained in Note 13 “Long-Term Debt and Debt with Controlling Shareholder” and Note 22, “Financial Instruments,” to the accompanying consolidated financial statements included in this annual report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1 of this annual report on Form 10-K, “Index to Consolidated Financial Statements and Schedule.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include many aspects of internal control over financial reporting (as defined later in this Item 9A).

In connection with the preparation of this annual report on Form 10-K, management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based upon management’s evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2004 due to the deficiencies in our internal control over financial reporting described below.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) and Item 308 of the SEC’s Regulation S-K, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Since the Company qualifies for the relief granted in the exemptive order issued by the SEC on November 30, 2004, the Company has until May 2, 2005 to complete its SOX 404 assessment and file management’s report on that assessment, as well as the audit report by the Company’s independent registered public accounting firm containing their opinions on the effectiveness of the Company’s internal control over financial reporting and management’s assessment thereof. We expect to complete our assessment of internal controls and to file an amendment to this Form 10-K on or prior to the May 2, 2005 SEC reporting deadline. We intend to include in such amendment our assessment of our internal controls and our independent registered public accounting firm’s related reports.

At the current stage of our assessment process, we have identified two material weaknesses in internal control over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. The material weaknesses are summarized as follows:

•	We did not maintain appropriate control over non-routine processes, estimation processes and account reconciliations in the overall financial close process. This resulted in significant audit adjustments identified by our independent registered public accounting firm during the course of the year. The material weakness resulted from the following significant deficiencies: (1) diverse billing and general ledger systems not being properly integrated with each other and requiring significant manual intervention; (2) insufficient supervision of accounting personnel and insufficient review of account reconciliations; (3) several instances of amounts recorded not being substantiated by detailed and documented support; and (4) accounting personnel being unable to substantiate recorded amounts in certain cases. This material weakness resulted in audit adjustments impacting accrued liabilities ($17 million in absolute value), prepaid expenses ($12 million in absolute value), property and equipment ($19 million in absolute value) and income taxes ($2 million in absolute value). The net impact of such audit adjustments was a $14 million decrease in net income in 2004.

•	We did not maintain appropriate control over the estimation processes for the allowances for bad debt and sales credits. The process deficiencies related to supervision of and communications among accounting personnel responsible for the establishment of these allowances and lack of integration among the systems used in the aging of accounts receivable. Such material weakness resulted in an audit adjustment identified by our independent registered public accounting firm representing a $19 million reduction in our allowances and a corresponding increase in net income in 2004.

All of the above audit adjustments have been included in our audited financial statements for the year ended December 31, 2004. Certain of these adjustments impacted previously reported 2004 quarterly results. See Note 28 to the consolidated financial statements for restated quarterly financial information which highlights the net impact of the adjustments on the financial statements for each quarter.

Ernst & Young LLP, our independent registered public accounting firm, has not yet completed its audit of our internal control over financial reporting. Although its work is ongoing, Ernst & Young has indicated its agreement with the above assessment. Ernst & Young has also advised the Audit Committee of our Board of Directors that the internal control deficiencies do not affect Ernst & Young’s unqualified report on our consolidated financial statements as of December 31, 2004 and for the year then ended included in this annual report on Form 10-K.

We have implemented certain remediation measures and are in the process of creating and implementing additional remediation plans for the material weaknesses noted above. Such remediation activities include the following:

•	We have hired William I. Lees, Jr., an executive with accounting and financial management expertise, to serve as chief accounting officer of the Company. The principal responsibility of the position will be to oversee all accounting and financial reporting matters for the Company.

•	We have hired William Ginn, an executive with accounting and financial management expertise, to serve as vice-president of Finance for our GCUK subsidiary. This is a new position which was created to oversee all accounting and financial reporting matters for GCUK.

•	We are conducting an assessment of the worldwide accounting organization in order to develop detailed plans to improve it, including the addition of experienced accounting personnel to provide additional oversight and supervision within the Finance organization.

•	We will initiate programs providing ongoing training and professional education and development plans for the accounting organization and improve internal communications procedures throughout the Company.

•	We will establish written policies and procedures to ensure that account reconciliations and amounts recorded are substantiated by detailed and contemporaneous documentary support.

•	We will identify IT strategies to further automate and integrate and thereby improve the Company’s financial reporting processes and systems by removing unnecessary manual interfaces.

We expect to complete implementation of the measures necessary to remediate the material weaknesses by the end of the third quarter of 2005.

Since our assessment and Ernst & Young’s audit of internal controls are not yet complete, it is possible that significant deficiencies or material weaknesses in internal control over financial reporting may be identified in addition to those enumerated above.

No change in our internal control over financial reporting was made during the fourth quarter of 2004 that materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item 10 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2005. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item 11 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2005. Such information is incorporated into this annual report on Form 10-K by reference. However, such incorporation by reference shall not be deemed specifically to incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is contained in Item 5 above under the caption “Equity Compensation Plan Information.” The other information called for by this Item 12 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2005. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item 13 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2005. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this Item 14 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2005. Such information is incorporated into this annual report on Form 10-K by reference.

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1. Financial Statements-Included in Part II of this Form 10-K:

Consolidated Balance Sheets as of December 31, 2004 (Successor) and December 31, 2003 (Successor).

Consolidated Statements of Operations for the year ended December 31, 2004 (Successor), the period from December 10, 2003 to December 31, 2003 (Successor), the period from January 1, 2003 to December 9, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor).

Consolidated Statements of Shareholders’ Equity (Deficit) for the year ended December 31, 2004 (Successor), the period from December 10, 2003 to December 31, 2003 (Successor), the period from January 1, 2003 to December 9, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor).

Consolidated Statements of Cash Flows for the year ended December 31, 2004 (Successor), the period from December 10, 2003 to December 31, 2003 (Successor), the period from January 1, 2003 to December 9, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor).

Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2004 (Successor), the period from December 10, 2003 to December 31, 2003 (Successor), the period from January 1, 2003 to December 9, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor).

Notes to Consolidated Financial Statements

2. Financial Statement Schedules—Included in Part II of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts

3. Exhibit Index:

Exhibit Number	Exhibit

2.1	Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., Joint Provisional Liquidators of Global Crossing Ltd. and Global Crossing Holdings Ltd. (the “JPLs”), Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd., dated as of August 9, 2002 (incorporated by reference to Exhibit 2.12 of Global Crossing Ltd.’s 2001-2002 annual report on Form 10-K filed on December 8, 2003 (the “2002 10-K”)).

2.2	Amendment No. 1 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs, Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd. dated as of December 20, 2002 (incorporated by reference to Exhibit 2.13 of the 2002 10-K).

2.3	Amendment No. 2 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd, dated as of May 13, 2003 (incorporated by reference to Exhibit 2.14 of the 2002 10-K).

2.4	Amendment No. 3 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings, Ltd. and Singapore Technologies Telemedia Pte Ltd dated as of October 13, 2003 (incorporated by reference to Exhibit 2.15 of the 2002 10-K).

2.5	Amendment No. 4 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd dated as of November 14, 2003 (incorporated by reference to Exhibit 2.16 of the 2002 10-K).

Exhibit Number	Exhibit

2.6	Amendment No. 5 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd dated as of December 3, 2003 (incorporated by reference to Exhibit 2.17 of the 2002 10-K).

2.7	Disclosure Statement, including Proposed Plan of Reorganization of Global Crossing Ltd., dated as of October 21, 2002 (incorporated by reference to Global Crossing Ltd.’s Current Report on Form 8-K, filed on October 28, 2002).

2.8	Confirmation Order, dated as of December 26, 2002, confirming Global Crossing Ltd.’s Joint Plan of Reorganization (incorporated by reference to Exhibit 99.2 to Global Crossing Ltd.’s Current Report on Form 8-K, filed on January 10, 2003).

3.1	Amended and Restated Constitutional Documents of Global Crossing Limited (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 3.6 of the 2002 10-K).

3.2	Amended and Restated Bye-Laws of Global Crossing Limited (formerly GC Acquisition Ltd.) dated as of December 9, 2003 (incorporated by reference to Exhibit 3.2 to Global Crossing Limited’s 2003 Annual Report on Form 10-K, filed on March 26, 2004 (the “2003 10-K”)).

4.1	Form of stock certificate for common stock of Global Crossing Limited (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 4.1 of the 2002 10-K).

4.2	Certificate of Designations of 2.0% Cumulative Senior Preferred Shares of Global Crossing Limited (formerly GC Acquisition Ltd.), dated as of December 9, 2003 (incorporated by reference to Exhibit 4.2 to the 2003 10-K).

4.3	Restructuring Agreement dated as of October 8, 2004, among Global Crossing Limited, Global Crossing Holdings Limited, Global Crossing North American Holdings, Inc., Global Crossing (UK) Telecommunications Limited, STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (incorporated by reference to Exhibit 4.6 of Global Crossing Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004 (the “September 30, 2004 10-Q”)).

4.4	Amendment No. 1 to Restructuring Agreement, dated as of December 10, 2004, among Global Crossing Limited, Global Crossing Holdings Limited, Global Crossing North American Holdings, Inc., Global Crossing (UK) Telecommunications Limited, STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (incorporated by reference to Exhibit 10 of Global Crossing Limited’s current report on Form 8-K filed on December 13, 2004).

4.5	Indenture, dated as of December 23, 2004, by and among Global Crossing Limited (“GCL”), those subsidiaries of GCL parties thereto, including those subsidiaries guaranteeing the notes, and Wells Fargo Bank, National Association, as trustee and agent for the holders of the notes, relating to the $250 million aggregate original principal amount of 4.7% Senior Secured Mandatory Convertible Notes due 2008 (incorporated by reference to Exhibit 4.1 of Global Crossing Limited’s current report on Form 8-K filed on December 30, 2004 (the “December 30, 2004 8-K”)).

4.6	Indenture dated as of December 23, 2004, by and among Global Crossing (UK) Finance Plc, Global Crossing (UK) Telecommunications Ltd., the other subsidiaries of GCUK guaranteeing the notes, STT Communications Ltd., as optionholder, AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent, and The Bank of New York, as trustee, relating to the approximately $404 million aggregate original principal amount of senior secured notes due 2014 (incorporated by reference to Exhibit 4.2 of the December 30, 2004 8-K).

Exhibit Number	Exhibit

4.7	Debenture, dated as of December 23, 2004, between GCUK and GCUK Finance, as chargors, in favor of The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.3 of the December 30, 2004 8-K).

4.8	Security Arrangement Agreement, dated as of December 23, 2004, by and among STT Communications Ltd., STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, The Bank of New York, as trustee and collateral agent, GCUK, certain of its subsidiaries as obligors and the Hedging Counterparties named therein (incorporated by reference to Exhibit 4.4 of the December 30, 2004 8-K).

Except as hereinabove provided, there is no instrument with respect to long-term debt of the Registrant and its consolidated subsidiaries under which the total authorized amount exceeds 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish to the SEC upon its request a copy of any instrument relating to long-term debt.

10.1	Promissory note dated February 27, 2001 between José Antonio Ríos and Global Crossing Development Co. (incorporated by reference to Exhibit 10.4 of the 2002 10-K).*

10.2	Employment Agreement dated as of June 3, 2002 between John J. Legere and Global Crossing Ltd. (incorporated by reference to Exhibit 10.5 of the 2002 10-K).*

10.3	Employment Agreement dated as of December 9, 2003 between John J. Legere and Global Crossing Limited (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 10.3 to the 2003 10-K).*

10.4	Global Crossing Limited (formerly GC Acquisition Ltd.) Key Management Protection Plan, dated as of December 9, 2003 (incorporated by reference to Exhibit 10.4 to the 2003 10-K).*

10.5	2003 Global Crossing Limited (formerly GC Acquisition Ltd.) Stock Incentive Plan, as amended on December 15, 2004 (filed herewith).*

10.6	Form of Non-Qualified Stock Option Agreement applicable to executive officers of Global Crossing Limited (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 10.9 of the 2002 10-K).*

10.7	Form of Non-Qualified Stock Option Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.14 of the September 30, 2004 10-Q).*

10.8	Form of Restricted Stock Unit Agreement applicable to directors and executive officers of Global Crossing Limited (incorporated by reference to Exhibit 10.13 of the September 30, 2004 10-Q).*

10.9	Form of Restricted Stock Unit Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.15 of the September 30, 2004 10-Q).*

10.10	Global Crossing Limited Senior Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the 2003 10-K)*

10.11	Summary of terms of Global Crossing Senior Leadership Performance Program approved by the Board of Directors on November 19, 2004 (filed herewith).*

10.12	Form of Indemnity Agreement applicable to directors and Executive Committee members of Global Crossing Limited (incorporated by reference to Exhibit 10.16 of the September 30, 2004 10-Q).*

Exhibit Number	Exhibit

10.13	Cooperation Agreement dated as of December 9, 2003, between Global Crossing Limited (formerly GC Acquisition Ltd.) and the individuals signatory thereto in their capacities as Estate Representative under the Plan of Reorganization and as, or on the behalf of, the Liquidating Trustee under a liquidating trust agreement (incorporated by reference to Exhibit 10.8 to the 2003 10-K).

10.14	Liquidating Trust Agreement among Global Crossing Ltd. and its debtor subsidiaries signatory thereto and the individuals signatory thereto in their capacity as the liquidating trustee (incorporated by reference to Exhibit 99.2 of Global Crossing Limited’s current report on Form 8-K filed on December 23, 2003).

10.15	Registration Rights Agreement dated as of December 9, 2003 between Global Crossing Limited (formerly GC Acquisition Ltd.) and Singapore Technologies Telemedia Pte Ltd, relating to common and preferred shares (incorporated by reference to Exhibit 10.10 to the 2003 10-K).

10.16	Amendment No. 1 to Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company (incorporated by reference to Exhibit 10.1 of the December 30, 2004 8-K).

10.17	Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company, relating to Convertible Notes (incorporated by reference to Exhibit 10.2 of the December 30, 2004 8-K).

10.18	Exchange and Registration Rights Agreement, dated as of December 23, 2004, by and among Global Crossing (UK) Finance Plc, Global Crossing (UK) Telecommunications Ltd. and Goldman Sachs & Co., relating to GCUK Notes (incorporated by reference to Exhibit 10.3 of the December 30, 2004 8-K).

10.19	Network Security Agreement dated as of September 24, 2003, between Global Crossing Ltd., Global Crossing Limited (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department of Defense and the Department of Homeland Security (incorporated by reference to Exhibit 10.13 of the 2002 10-K).

10.20	Settlement Agreement dated March 5, 2003 between Global Crossing Ltd. and Asia Global Crossing Ltd. (incorporated by reference to Exhibit 10.9 of Global Crossing Limited’s annual report on Form 10-K filed on December 8, 2003).

21.1	Subsidiaries of Global Crossing Limited (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

23.2	Consent of Grant Thornton LLP (filed herewith).

31.1	Certification by John J. Legere, Chief Executive Officer of Registrant pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Jean F.H.P. Mandeville, Chief Financial Officer of Registrant pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification by John J. Legere, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit Number	Exhibit

32.2	Certification by Jean F.H.P. Mandeville, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan, contract or arrangement.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 16, 2005 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN J. LEGERE
John J. Legere Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

By:	/s/ JOHN J. LEGERE
John J. Legere Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ E.C. “PETE” ALDRIDGE, JR.
E.C. “Pete” Aldridge, Jr. Director

By:	/s/ DONALD L. CROMER
Donald L. Cromer Director

By:	/s/ ARCHIE CLEMINS
Archie Clemins Director

By:	/s/ RICHARD R. ERKENEFF
Richard R. Erkeneff Director

By:	/s/ PETER SEAH LIM HUAT
Peter Seah Lim Huat Vice Chairman and Director

S-1

By:	/s/ CHARLES MACALUSO
Charles Macaluso Director

By:	/s/ MICHAEL RESCOE Michael Rescoe Director

By:	/s/ ROBERT J. SACHS
Robert J. Sachs Director

By:	/s/ LEE THENG KIAT
Lee Theng Kiat Director

By:	/s/ LODEWIJK CHRISTIAAN VAN WACHEM
Lodewijk Christiaan van Wachem Chairman and Director

S-2

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP	F-2

Report of Independent Registered Public Accounting Firm: Grant Thornton LLP	F-3

Consolidated Balance Sheets for Successor as of December 31, 2004 and December 31, 2003	F-4

Consolidated Statements of Operations for the year ended December 31, 2004 (Successor), the period from December 10, 2003 to December 31, 2003 (Successor), the period from January 1, 2003 to December 9, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor)

F-5

Consolidated Statements of Shareholders’ Equity (Deficit) for the year ended December 31, 2004 (Successor), the period from December 10, 2003 to December 31, 2003 (Successor), the period from January 1, 2003 to December 9, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor)

F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2004 (Successor), the period from December 10, 2003 to December 31, 2003 (Successor), the period from January 1, 2003 to December 9, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor)

F-7

Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2004 (Successor), the period from December 10, 2003 to December 31, 2003 (Successor), the period from January 1, 2003 to December 9, 2003 (Predecessor) and the year ended December 31, 2002 (Predecessor)

F-8

Notes to Consolidated Financial Statements	F-9

Schedule:

Schedule II—Valuation and Qualifying Accounts	F-65

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

GLOBAL CROSSING LIMITED

We have audited the accompanying consolidated balance sheet of Global Crossing Limited and subsidiaries as of December 31, 2004, and the related consolidated statement of operations, shareholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Crossing Limited and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, represent in all material respects the information set forth therein.

ERNST & YOUNG LLP

New York, New York

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Global Crossing Limited

We have audited the accompanying consolidated balance sheet of Global Crossing Limited and subsidiaries (the “Company”) as of December 31, 2003 (Successor Company balance sheet), and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the period from December 10, 2003 to December 31, 2003 (Successor Company operations), for the period from January 1, 2003 to December 9, 2003, and the year ended December 31, 2002 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On December 26, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization, as amended, which became effective on December 9, 2003. Similarly, on January 3, 2003, the Bermuda Court sanctioned the Schemes (the Bermuda equivalent to confirmation), and the Schemes became effective on December 9, 2003. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the period from December 10, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of the Predecessor Company’s operations and its cash flows for the period from January 1, 2003 to December 9, 2003, and for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3—Operating Expenses: Cost of Access, the consolidated financial statements as of December 31, 2003 and for the periods from December 10, 2003 to December 31, 2003 and from January 1, 2003 to December 9, 2003 have been restated to reflect adjustments related to the Company’s cost of access liabilities and cost of access expenses.

We have also audited Schedule II for the period from December 10, 2003 to December 31, 2003 (Successor Company operations), for the period from January 1, 2003 to December 9, 2003 and the year ended December 31, 2002 (Predecessor Company operations). In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/    GRANT THORNTON LLP

New York, New York

March 8, 2004 (except with respect to the matters described in the fifth paragraph above, as to which the date is October 8, 2004)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	December 31,
	2004	2003
ASSETS:
Current assets:
Cash and cash equivalents	$365	$216
Restricted cash and cash equivalents	4	12
Accounts receivable, net of allowances of $88 and $115	298	402
Other current assets and prepaid costs	94	145
Current assets of discontinued operations	4	117

Total current assets	765	892

Property and equipment, net	1,065	1,133
Intangible assets, net (including goodwill of $0 and $12)	14	110
Other assets	87	44
Non current assets of discontinued operations	—	69

Total assets	$1,931	$2,248

LIABILITIES:
Current liabilities:
Accounts payable	$136	$128
Accrued cost of access	194	229
Accrued restructuring costs—current portion	44	31
Deferred revenue—current portion	81	78
Deferred reorganization costs—current portion	18	128
Other current liabilities	349	386
Current liabilities of discontinued operations	—	60

Total current liabilities	822	1,040

Debt with controlling shareholder	250	200
Long-term debt	396	—
Obligations under capital leases	90	84
Deferred revenue	135	148
Accrued restructuring costs	106	155
Deferred reorganization costs	31	42
Other deferred liabilities	50	36
Non current liabilities of discontinued operations	—	150

Total liabilities	1,880	1,855

COMMITMENTS AND CONTINGENCIES (see Note 23)
SHAREHOLDERS’ EQUITY:
Common stock, 55,000,000 shares authorized, par value $.01 per share, 22,053,690 and 22,000,000 shares issue and outstanding as of December 31, 2004 and 2003, respectively	—	—
Preferred stock with controlling shareholder, 45,000,000 shares authorized, par value $0.10 per share, 18,000,000 shares issued and outstanding as of December 31, 2004 and 2003	2	2
Additional paid-in capital	431	406
Accumulated other comprehensive loss	(35)	(4)
Accumulated deficit	(347)	(11)

	51	393

Total liabilities and shareholders’ equity	$1,931	$2,248

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
REVENUES	$2,487	$164	$2,599	$2,903
OPERATING EXPENSES:
Cost of access and maintenance	1,844	125	1,982	2,262
Other operating expenses	772	49	692	967
Depreciation and amortization	164	8	138	132

	2,780	182	2,812	3,361

OPERATING LOSS	(293)	(18)	(213)	(458)
OTHER INCOME (EXPENSE):
Interest income	7	1	—	2
Interest expense	(45)	(3)	(13)	(62)
Other income, net	47	2	57	188

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(284)	(18)	(169)	(330)
Net gain on preconfirmation contingencies	29	—	—	—
Reorganization items, net	—	—	(124)	(92)
Gain on settlement of liabilities subject to compromise and recapitalization	—	—	23,076	—
Gain from fresh start adjustments	—	—	1,109	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(255)	(18)	23,892	(422)
Benefit (provision) for income taxes	(56)	(1)	(5)	103

INCOME (LOSS) FROM CONTINUING OPERATIONS	(311)	(19)	23,887	(319)
Income (loss) from discontinued operations, (net of provision for income taxes of $0, $0, $0, and $1, respectively)	(25)	8	852	973

NET INCOME (LOSS)	(336)	(11)	24,739	654
Preferred stock dividends	(4)	—	—	(19)

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(340)	$(11)	$24,739	$635

INCOME (LOSS) PER COMMON SHARE, Basic:
Income (loss) from continuing operations applicable to common shareholders	$(14.31)	$(0.86)	$26.26	$(0.37)

Income (loss) from discontinued operations, net	$(1.14)	$0.36	$0.94	$1.07

Income (loss) applicable to common shareholders	$(15.45)	$(0.50)	$27.20	$0.70

Shares used in computing basic income (loss) per share	22,002,858	22,000,000	909,413,046	903,217,277

INCOME (LOSS) PER COMMON SHARE, Diluted:
Income (loss) from continuing operations applicable to common shareholders	$(14.31)	$(0.86)	$25.08	$(0.37)

Income (loss) from discontinued operations, net	$(1.14)	$0.36	$0.89	$1.07

Income (loss) applicable to common shareholders	$(15.45)	$(0.50)	$25.97	$0.70

Shares used in computing diluted income (loss) per share	22,002,858	22,000,000	952,459,514	903,217,277

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in millions, except share information)

	Common and Preferred Stock		Treasury Stock		Other Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Predecessor:
Balance at December 31, 2001	912,451,501	$9	22,033,758	$(209)	$13,637	$(237)	$(25,395)	$(12,195)
Issuance of common stock to convert preferred stock	18,634,948	—	—	—	797	—	—	797
Preferred stock dividends ($2.25 per share)	—	—	—	—	(19)	—	—	(19)
Write-off preferred stock cost to liquidation value	—	—	—	—	(72)	—	—	(72)
Write-off preferred stock issuance costs	—	—	—	—	(9)	—	—	(9)
Foreign currency translation adjustment	—	—	—	—	—	(65)	—	(65)
Additional minimum pension liability	—	—	—	—	—	(42)	—	(42)
Other	—	—	—	—	16	—	—	16
Net income	—	—	—	—	—	—	654	654

Balance at December 31, 2002	931,086,449	$9	22,033,758	$(209)	$14,350	$(344)	$(24,741)	$(10,935)
Issuance of common stock to convert preferred stock	543,038	—	—	—	24	—	—	24
Foreign currency translation adjustment	—	—	—	—	—	(68)	—	(68)
Additional minimum pension liability	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(293)	(293)
Impact on Fresh Start Adjustments:
Elimination of accumulated losses	—	—	—	—	—	—	25,034	25,034
Cancellation of shares in Predecessor	(931,629,487)	(9)	(22,033,758)	209	(14,374)	—	—	(14,174)
Other fresh start adjustments	—	—	—	—	—	415	—	415

Predecessor balance at December 9, 2003	—	$—	—	$—	$—	$—	$—	$—
Successor:
Equity infusion to controlling shareholder:
Issuance of preference shares	18,000,000	2	—	—	181	—	—	183
Issuance of common shares	6,600,000	—	—	—	67	—	—	67
Equity issued to creditors:
Issuance of common shares	15,400,000	—	—	—	157	—	—	157

Successor balance at December 9, 2003	40,000,000	$2	—	$—	$405	$—	$—	$407
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Amortization of stock compensation expense	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	(11)	(11)

Balance, December 31, 2003	40,000,000	$2	—	$—	$406	$(4)	$(11)	$393

Issuance of common stock from exercise of stock options	53,690	—	—	—	1	—	—	1
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	(26)	—	(26)
Amortization of stock compensation expense	—	—	—	—	28	—	—	28
Unrealized derivative loss on cash flow hedge	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—		—	(336)	(336)

Balance, December 31, 2004	40,053,690	$2	—	$—	$431	$(35)	$(347)	$51

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(336)	$(11)	$24,739	$654
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
(Income) loss from discontinued operations	25	(8)	(852)	211
Gain on abandonment of Asia Global Crossing	—	—	—	(1,184)
(Gain) loss on sale of property and equipment	2	—	(1)	(41)
Amortization of prior period IRUs	(4)	—	(78)	(74)
Non-cash fresh start adjustments	—	—	(1,109)	—
Gain on settlement of liabilities subject to compromise and recapitalization	—	—	(23,076)	—
Non cash income tax provision	56	—	—	—
Depreciation and amortization	164	8	138	132
Reorganization items, net	—	—	124	92
Stock related expenses	28	1	—	—
Provision for doubtful accounts	10	3	45	74
Deferred reorganization costs	(114)	(51)	(13)	—
Gain on preconfirmation contingencies	(29)	—	—	—
Write-off of deferred financing costs	4	—	—	—
Other	(30)	(8)	(20)	(46)
Changes in operating assets and liabilities	39	(7)	143	503

Net cash provided by (used in) continuing operations	(185)	(73)	40	321
Net cash used in discontinued operations	(13)	(6)	(2)	37
Net cash used in reorganization items	—	—	(391)	(282)

Net cash provided by (used in) operating activities	(198)	(79)	(353)	76

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(89)	(11)	(139)	(275)
Proceeds from sale of property and equipment	—	1	2	45
Proceeds from sale of discontinued operations	1	—	—	—
Proceeds from sale of marketable securities	19	—	4	4
Proceeds from sale of equity interest in holding companies	4	—	—	—
Change in restricted cash and cash equivalents	1	5	(15)	(19)

Net cash used in investing activities	(64)	(5)	(148)	(245)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from long-term debt	398	—	—	17
Proceeds from short-term borrowings with controlling shareholder	125	—	—	—
Repayment of long-term debt with controlling shareholder	(75)	—	—	—
Repayment of capital leases	(17)	(1)	(11)	(12)
Finance and organization costs incurred	(21)	(1)	(3)	—
Proceeds from exercise of stock options	1	—	—	—
Capital infusion by controlling shareholder	—	—	250	—
Other	—	—	—	(1)
Proceeds from debt issued to controlling shareholder	—	—	200	—

Net cash provided by (used in) financing activities	411	(2)	436	4

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	149	(86)	(65)	(165)
CASH AND CASH EQUIVALENTS, beginning of period	216	302	367	532

CASH AND CASH EQUIVALENTS, end of period	$365	$216	$302	$367

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
Net income (loss)	$(336)	$(11)	$24,739	$654
Foreign currency translation adjustment	(26)	(4)	(68)	(65)
Additional minimum pension liability	—	—	(3)	(42)
Unrealized derivative loss on cash flow hedges	(5)	—	—	—

Comprehensive income (loss)	$(367)	$(15)	$24,668	$547

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of sites, square footage, percentage, share and per share information)

1. BACKGROUND AND ORGANIZATION

Global Crossing Limited (formerly GC Acquisition Ltd.), a company organized under the laws of Bermuda in 2002 (“New GCL”), became the successor to Global Crossing Ltd., a company organized under the laws of Bermuda in 1997 (“Old GCL”), as a result of the consummation of the transactions contemplated by the Joint Plan of Reorganization, as amended (the “Plan of Reorganization”) of Old GCL and certain of its debtor subsidiaries (Old GCL, collectively with its debtor subsidiaries, the “GC Debtors”), pursuant to chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) on December 9, 2003 (the “Effective Date”). In these notes to the consolidated financial statements, references to the “Company” in respect of time periods preceding the Effective Date are references to Old GCL and its consolidated subsidiaries (collectively, the “Predecessor”), while such references in respect of time periods commencing with the Effective Date are references to New GCL and its consolidated subsidiaries (collectively, the “Successor”).

The Company provides telecommunication services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. The Company serves many of the world’s largest corporations, providing a full range of managed data and voice products and services. Through its former Global Marine Systems Limited (“GMS” or “Global Marine”) subsidiary, prior to August 13, 2004, the Company also provided installation and maintenance services for subsea telecommunications systems (see Note 5).

The Company’s vision is to be a premier provider of global data and Internet Protocol (“IP”) services in commercial centers worldwide by building on its extensive global network and advanced IP service platform.

Recapitalization Plan

On December 23, 2004, the Company completed a recapitalization plan, as described below (the “Recapitalization Plan”), to restructure its existing indebtedness with its controlling shareholder, Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”), and its subsidiaries, and to raise additional financing. Based on its business plan, the Company’s expectation is that cash on hand, together with proceeds from anticipated sales of non-core assets, marketable securities and Indefeasible Rights of Use, will provide the Company with the liquidity needed to fund the Company’s operations until they start to generate positive cash flow at some point in the second half of 2006.

Under the Recapitalization Plan, the Company repaid $75 of principal amount of the $200 11% senior secured notes issued on the Effective Date (the “Exit Notes”) to a subsidiary of ST Telemedia. The Company also paid accrued interest of approximately $15 on the Exit Notes and on a $125 senior secured loan facility (the “Bridge Loan Facility”) entered into on May 18, 2004 with a subsidiary of ST Telemedia. The remaining $125 of Exit Notes and the $125 of Bridge Loan Facility were exchanged for $250 aggregate principal amount of 4.7% payable in kind mandatory convertible notes (the “Convertible Notes”), which are held by subsidiaries of ST Telemedia. The Exit Notes were secured by a lien on substantially all of the assets of the Company and its material subsidiaries, including Global Crossing (UK) Telecommunications Limited (the Company’s principal operating subsidiary in the United Kingdom; together with its subsidiaries, “GCUK”). The Convertible Notes are secured by a lien on substantially all of the assets of the Company and its material subsidiaries except for GCUK’s assets and the assets of its subsidiaries. As a result of the exchange, the Company has written off the remaining unamortized deferred financing fees for the Exit Notes of $4 which are included in “other income (loss), net” in the accompanying consolidated statement of operations.

As part of the Recapitalization Plan, Global Crossing (UK) Finance PLC, a special purpose financing subsidiary of GCUK (“GCUK Finance”), issued $200 in aggregate principal amount of 10.75% United States

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

dollar denominated senior secured notes due 2014 and £105 aggregate principal amount of 11.75% pounds sterling denominated senior secured notes due 2014 (collectively, the “GCUK Notes”). The dollar and sterling denominated notes were issued at a discount of approximately $3 and £2, respectively which resulted in the Company receiving gross proceeds, before underwriting fees, of approximately $398. The GCUK Notes are secured by certain assets of GCUK, including the capital stock of GCUK Finance, but certain material assets of GCUK will not serve as collateral for the GCUK Notes.

See Note 13 for further information on the Exit Notes, Bridge Loan Facility, Convertible Notes, and GCUK Notes.

2. FRESH START ACCOUNTING

The Company implemented “fresh start” accounting and reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) upon its emergence from bankruptcy on the Effective Date. Fresh start accounting required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. The reorganization equity value of $407 was determined pursuant to the Company’s Plan of Reorganization and ST Telemedia’s $250 equity investment for 61.5% ownership. Adopting fresh start accounting resulted in material adjustments to the historical carrying amount of the Company’s assets and liabilities. The reorganization value was allocated by the Company to its assets and liabilities based upon their preliminary estimated fair values. The Company engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of its property and equipment and intangible assets. As provided by the accounting rules, the Company used a one-year period following the Effective Date to finalize the allocation of the reorganization value to the Company’s assets and liabilities, excluding changes in amounts related to pre-confirmation contingencies which are included in the determination of net income (loss) in accordance with AICPA Practice Bulletin 11, “Accounting for Preconfirmation Contingencies in Fresh Start Reporting.” During the one-year allocation period the Company adjusted the reorganization value among assets as well as between assets and liabilities categories as a result of additional information during 2004. These adjustments were recorded as reclassifications during 2004. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

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

	Predecessor							Successor
	December 9, 2003	Debt & Equity Restructuring		Reorganization Adjustments		Fresh Start Adjustments		December 9, 2003
ASSETS:
Current Assets:
Cash and cash equivalents	$131	$—		$450 (279	(a) )(b)	$—		$302
Restricted cash and cash equivalents	329	—		(322 10	)(c) (d)	— —		17
Accounts receivable, net	363	—		—		(3	)(k)	360
Other current assets and prepaid costs	161	—		—		(27	)(k)	134
Current assets of discontinued operations	110	—		—		(3)		107

Total current assets	1,094	—		(141)		(33)		920
Property and equipment, net	966	—		—		144	(l)	1,110
Intangibles, net	—	—		—		110	(l)	110
Other assets	110	—		—		(43 (23	)(l) )(l)	44
Non current assets of discontinued operations	89	—		—		(13)		76

Total assets	$2,259	$—		$(141)		$142		$2,260

LIABILITIES:
Current liabilities not subject to compromise:
Accounts payable	$82	$—		$—		$(3	)(m)	$79
Accrued cost of access	286	—		—		(2	)(m)	284
Accrued restructuring costs—current portion	30	—		—		—		30
Deferred revenue—current portion	211	—		—		(151	)(n)	60
Deferred reorganization costs—current portion	—	202	(e)	(13	)(g)	—		189
Other current liabilities	455	—		(56	)(g)	15	(m)	414
Current liabilities of discontinued operations	101	—		—		(30)		71

Total current liabilities	1,165	202		(69)		(171)		1,127

Debt with controlling shareholder	—	—		200	(h)	—		200
Obligations under capital leases	80	—		—		—		80
Deferred revenue	1,337	—		—		(1,247	)(n)	90
Deferred reorganization costs	—	32	(e)	—		—		32
Other deferred liabilities	175	—		— (522	)(f)	(1	)(m)	174
Liabilities subject to compromise	8,710	(8,031	)(f)	(157	)(f)	—		—
Non current liabilities of discontinued operations	173	—		—		(23)		150

Total liabilities	11,640	(7,797)		(548)		(1,442)		1,853

CUMULATIVE CONVERTIBLE PREFERRED STOCK	1,894	(1,894	)(l)	—		—		—

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock	—	—		2	(j)	—		2
Common stock	9	(9	)(i)	—		—		—
Treasury stock	(209)	209	(i)	—		—		—
Additional paid-in capital	14,374	(14,374	)(i)	405	(j)	—		405
Accumulated other comprehensive loss	(415)	—		—		415	(o)	—
Accumulated deficit	(25,034)	23,934	(o)	—		1,100	(o)	—

	(11,275)	9,760		407		1,515		407

Total liabilities and shareholders’ equity	$2,259	$69		$(141)		$73		$2,260

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Debt and equity restructuring, reorganization adjustments, emergence date and fresh start accounting adjustments consist primarily of the following:

(a)	To record the receipt of the $250 equity infusion from ST Telemedia and the $200 of cash proceeds for ST Telemedia’s purchase of the Exit Notes.

(b)	To record the payment of $200 of unrestricted cash to the secured and unsecured creditors and to record the payment of $56 in professional fees to the advisors to the unsecured creditors and secured creditors, JPLs, the indenture trustees and their counsels and certain of the Company’s advisors. The balance of this amount was utilized to cash collateralize certain letter of credit requirements ($10), pay post emergence professional fees to the estate ($7), fund the bankruptcy distribution ($3) and pay certain vendor settlements that were not deferred past the emergence date ($3).

(c)	To record the payment of restricted cash of $315 to the secured creditors and $7 to unsecured creditors in accordance with the Plan of Reorganization.

(d)	To record cash restricted at closing to establish collateral for certain Company letter of credit requirements.

(e)	To establish $234 of deferred reorganization costs representing subject to compromise liabilities not required to be funded at emergence as described in the related settlement agreements and/or the Plan of Reorganization. Certain settlement payments in connection with access vendors (approximately $12) and the Federal tax settlement (approximately $15) are due beyond one year of the emergence date.

(f)	To record the discharge of subject to compromise liabilities in consideration for the $522 in cash settlements at emergence referred to in (b) and (c) and 38.5% of the common stock (valued at $157 in the Plan of Reorganization) in New GCL including indebtedness of $6,641 for pre-petition debt obligations, $526 of pre-petition mandatorily redeemable preferred stock (classified as a liability in accordance with SFAS No. 150) and $1,547 of pre-petition liabilities including accrued cost of access, accrued construction costs, and other liabilities.

(g)	To record the payment of required emergence costs including professional fees and vendors settlements.

(h)	To reflect the outstanding principal amount under the Exit Notes, in accordance with the Plan of Reorganization.

(i)	To cancel all of the outstanding preferred and common stock, including the treasury stock, of Old GCL in accordance with the Plan of Reorganization.

(j)	To record the issuance of equity in New GCL consisting of 18 million shares of preferred stock and 6.6 million shares of common stock to ST Telemedia for 61.5% ownership, the issuance of 13 million shares of common stock for 32.5% ownership to the unsecured creditor classes and 2.4 million shares of common stock to the secured creditors for 6% ownership all in accordance with the Plan of Reorganization.

(k)	To adjust the carrying value of receivables, certain prepaid lease and maintenance agreements and certain value-added tax recoverable positions of foreign entities to fair value in accordance with fresh start accounting.

(l)	To adjust the carrying value of property and equipment, intangibles and investments in unconsolidated affiliates to fair value in accordance with fresh start accounting. The Company engaged an independent appraiser to assist in the allocation and valuation of these assets.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

(m)	To adjust the carrying value of certain liabilities to fair value in accordance with fresh start accounting.

(n)	To adjust the carrying value of deferred revenue to fair value in accordance with fresh start accounting.

(o)	To eliminate the remaining equity balances of Old GCL in accordance with the recapitalization provisions of fresh start accounting, including accumulated other comprehensive loss of $415, and accumulated deficit of $23,934 and $1,100.

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

As discussed in Note 1, Old GCL and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code and accordingly, the accompanying consolidated financial statements of the Predecessor have also been prepared in accordance with SOP 90-7. SOP 90-7 requires an entity to distinguish any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization and restructuring of the organization separately as reorganization items in the consolidated statement of operations, except those required to be reported as discontinued operations and extraordinary items in conformity with Accounting Principles Board Opinion No. 30 (“APB No. 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, as amended by Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” and Statement of Financial Accounting Standards No. 145, (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. Under these same rules, legal reorganization or bankruptcy represent conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than with the majority owner. As discussed in Note 5, during the year ended December 31, 2002 Asia Global Crossing Ltd. (together with its consolidated subsidiaries, “AGC”) and Pacific Crossing Limited (“PCL”) filed for voluntary petitions for relief under the Bankruptcy Code. As a result of the chapter 11 petitions, the Company’s ability to exert control and exercise influence over AGC’s and PCL’s management decisions through its equity interest was substantially eliminated. Furthermore, the nature of the reorganization plans of AGC and PCL were such that the Company no longer had access to or a continuing involvement in the businesses of AGC and PCL. As a result, AGC’s and PCL’s financial results are included as discontinued operations for all periods presented.

The Company is a subsidiary of ST Telemedia and its results of operations are consolidated into those of ST Telemedia. The Company provides ST Telemedia with the information necessary to accomplish such consolidation.

Revenue Recognition

Services

Revenue derived from telecommunication and maintenance services, including sales of capacity under operating-type leases, are recognized as services are provided. Non-refundable payments received from customers before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets.

Operating Leases

The Company offers customers flexible bandwidth products to multiple destinations for stipulated periods of time and many of the Company’s contracts for subsea circuits are entered into as part of a service offering. Consequently, the Company defers revenue related to those circuits and amortizes the revenue over the appropriate term of the contract. Accordingly, the Company treats non-refundable cash received prior to the completion of the earnings process as deferred revenue.

Telecom Installation Revenue and Costs

In accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB No. 104”), the Company generally amortizes revenue related to installation services on a straight-line basis over the average contracted customer relationship (16 to 24 months). In situations where the contracted period is significantly longer than the average, the actual contract term is used.

The Company capitalizes third-party line installation costs incurred by the Company for new facilities and connections from the Global Crossing network to networks of other carriers in order to provision customer orders. The costs are capitalized to prepaid costs (current portion—see Note 7) and other assets (long-term portion—see Note 10) and amortized using the straight-line method into depreciation and amortization over the average contracted relationship (16 months to 24 months). In situations where the contracted period is significantly longer the actual contract term is used. Internal costs, including labor, incurred in the provisioning of customer orders are expensed as incurred.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Non-Monetary Transactions

The Company may exchange capacity with other capacity or service providers. These transactions are accounted for in accordance with APB No. 29 “Accounting for Non Monetary Transactions” (“APB No. 29”), where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss. On August 2, 2002, the SEC staff communicated its position on indefeasible rights of use (“IRU”) capacity swaps to the American Institute of Certified Public Accountants (“AICPA”) SEC Regulations Committee. The SEC staff concluded that all IRU capacity swaps consisting of the exchange of leases should be evaluated within paragraph 21 of APB No. 29. That is, if a swap involves leases that transfer the right to use similar productive assets, the exchange should be treated as the exchange of similar productive assets irrespective of whether the “outbound” lease is classified as a sale-type lease, direct financing lease or operating lease and irrespective of whether the “inbound” lease is classified as a capital lease or an operating lease. The SEC staff directed that, in accounting for such transactions, the carrying value rather than the fair market value should be used. The SEC staff further directed registrants to apply this guidance historically and prospectively, and to restate prior financial statements if appropriate. All adjustments that the Company considers are necessary to comply with the SEC’s guidance have been reflected in the accompanying consolidated financial statements and the related notes. There were no material gains or losses from non-monetary transactions for the year ended December 31, 2004, the periods December 10 to December 31, 2003 and January 1 to December 9, 2003 or the year ended December 31, 2002.

Operating Expenses

Cost of Access

Background

The Company’s cost of access primarily comprises usage-based voice charges paid to other carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities. Cost of access is the Company’s single largest expense, amounting to approximately 70%, 73%, 72%, and 71%, respectively of total revenue for the year ended December 31, 2004, the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002.

As a result of a review the Company initiated in April 2004, the Company determined that there was a material weakness in its internal control over financial reporting related to cost of access accounting in its North American operations, including the failure to make use of available information to conduct an aggregate true-up of estimated cost of access expenses to actual cash payments made to access providers. This weakness resulted in an understatement of cost of access in 2003 and gave rise to the restatement of the Company’s 2003 financial statements included herein. A description of this weakness and the remediation measures that have been and are being undertaken by the Company is set forth in Item 9A, “Controls and Procedures,” of the Company’s amended 2003 annual report on Form 10-K/A.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Policy and Use of Management Estimates

The Company’s policy is to record access expense as services are provided by vendors. Access costs for switched voice traffic are estimated and expensed based on the volume of access services purchased, as measured by the Company’s internal cost of access expense systems, and the access rates determined by contracts between the Company and its access providers and/or tariff rates obtained from industry data sources. Access costs for leased lines are expensed based on invoice data and on estimates of the impact of circuits acquired, disconnected or re-rated during the applicable month. The Company makes a preliminary estimate of monthly access costs incurred based on this information. The Company then adjusts this preliminary estimate based on an analysis of historical differences between such preliminary monthly estimates and the comparable amounts determined by the validation procedures described below, including the rebuilding of the cost of access accrual on a 90 day lag basis using aggregate cash payment information. The amount of the adjustment to the Company’s preliminary estimate is referred to in this annual report on Form 10-K as the “COA Overlay.” The recognition of access costs involves the use of significant management estimates and assumptions and requires reliance on non-financial systems.

The estimation and validation of cost of access expense is extremely complex due to the following: changing regulations regarding access rules and related charges; the frequency of pricing changes in the market; constantly changing traffic patterns; the volume of information and inconsistency or deficiencies in external databases, particularly regarding line ownership information; delays in invoicing by access vendors; and the receipt of multiple invoices from the same vendor. These complicating factors are especially relevant in North America, where approximately 84% of the Company’s total access charges were incurred in 2004. Thus, the Company’s estimates of the Company’s cost of access expense are imprecise and may differ from the actual costs for the relevant periods when they are finally settled in the ordinary course of business. As a result of the improved cost of access expense estimation and accrual validation processes reflected in the below summary, the Company believes that it has now established appropriate reserves for its accrued cost of access liabilities.

Principal Estimation Systems

For switched voice traffic, each month the minutes recorded by the Company’s switches (the “minutes of use” or “MOUs”) are multiplied by the estimated rate for those minutes for that month; the result, after adjusting for any applicable COA Overlay, is the usage expense and accrued usage cost recorded for that month for switched voice traffic. The Company uses proprietary systems to identify, capture, and measure usage-based access costs for voice traffic in North America using multiple sources of data, including: MOU data recorded by the Company’s switches; vendor identification and rate information in widely used industry databases; rate element estimates for smaller vendors; historical data; and actual contract rates for certain usage-based charges.

For leased lines, each month the expense is initially calculated based on the number of circuits and the average circuit costs, according to the Company’s leased line inventory system, adjusted for contracted rate changes. The result, after adjusting for any applicable COA Overlay, is the leased line expense and accrued leased line cost recorded for that month. The Company’s inventory system is based on invoices received from facilities providers, which generally bill in advance of the period in which services are provided, as adjusted to track the daily changes in the Company’s circuit inventory that are due to customer acquisitions and disconnections. An outside service provider assists the Company in maintaining and managing the Company’s circuit inventory data.

The Company monitors the accuracy of its systems to measure network volumes and track circuits, and the Company’s rate tables are updated frequently to maintain the accuracy of the rate structure the Company has with its access providers and in accordance with the current tariff rates.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Accounting Entries for Cost of Access

The initial expenses estimated by the Company’s cost of access systems are expensed each month in the Company’s consolidated financial statements, with a corresponding increase in the cost of access accrual. As invoices for MOUs purchased or access lines leased in North America are received and approved for payment, the Company records balance sheet entries to reduce the accrual and increase accounts payable. Similarly, disbursement of cash to North American access vendors is also a balance sheet entry, reducing accounts payable and cash. Outside of North America, invoices are expensed upon receipt and the related estimates are reversed. This methodology is practicable outside of North America using existing systems because there are far fewer invoices (particularly manual invoices) and access vendors and a lower level of regulatory complexity in those regions.

Validation of the North American Cost of Access Accrual

A reconciliation of North American cost of access charges at the individual invoice level is impracticable due to system constraints and given the magnitude of invoices received (approximately 12,000 are received each month and many are manual), the incompatibility of vendor billing information with the Company’s cost of access estimation systems, and the high frequency of charges that the Company disputes with its access charges. The Company therefore use procedures designed to validate the cost of access accrual established by the Company’s cost of access estimation systems.

The primary validation procedures now used in North America are: a monthly rebuilding of the cost of access accrual on a 90 day lag basis using aggregate cash payment information from the Company’s financial systems; a comparison, by type of expense (e.g., domestic or international MOUs), of the expense estimates produced by the Company’s cost of access estimation systems to the actual amounts billed by major vendors that are captured in the Company’s vouchering system; a corroborative review by experienced and knowledgeable employees in the operational and financial cost of access management organizations; and a statistical analysis of the timing of the receipt and vouchering of cost of access invoices and their related service periods. In the fourth quarter of 2004, the Company also established a predictive test that calculates a forecast of the accrual balance required in the current month based on invoices received to date and the historical timing of invoice receipt versus actual service consumption. Due to delays by access vendors in sending invoices, which can result in our receipt of invoices up to 90 days after the end of the month in which services were provided, it is not possible to complete a comprehensive true-up to actual cash payments at the time of the issuance of the Company’s balance sheet within the time frames required by applicable periodic reporting requirements under the Securities Exchange Act of 1934. Thus, cost of access accrual estimates are subject to the imprecision discussed above even after giving effect to the application of the Company’s cost of access estimate validation processes. Any mis-estimates reflected in a given balance sheet that are discovered through a subsequent true-up procedure are addressed through change in estimate adjustments made in the preparation of the ensuing balance sheet. The Company believes that the cost of access expense estimation and accrual validation processes allow the Company to establish appropriate reserves for the Company’s accrued cost of access liabilities and that any such change in estimate adjustments will therefore be immaterial.

Disputes

The Company performs monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of bills, comparing billed rates with rates used by the cost of access expense estimation systems during the cost of access monthly close process, evaluating the trend of invoiced amounts by vendors, and reviewing the types of charges being assessed. These procedures do not include a comparison of invoiced amounts to amounts accrued in the financial statements for North American operations. If the Company discovers a bill that appears to contain possible inaccuracies in rate or volume data,

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

the Company records a charge to the cost of access expense and a corresponding increase to the access accrual for the disputed amounts, unless past experience, regulatory rulings or other corroborating evidence indicates that it is not probable that the Company will ultimately be required to pay the invoiced amount. If the Company ultimately reaches an agreement with an access vendor to settle a disputed amount for less than the corresponding accrual, the Company recognizes the resulting gain in the period in which the settlement is reached. Disputes for which the Company has decided not to accrue an expense are tracked in a log and reviewed periodically to assess whether a loss has now become probable and reasonably estimable, in which case an accrual is established. The Company generally withholds payments on all amounts subject to dispute until the dispute is settled.

Operating Leases

Costs of the network relating to capacity contracts accounted for as operating leases are amortized over the lesser of the term of the lease and the estimated useful life of the capacity.

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents (Current and Long-Term)

The Company considers cash in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents and restricted cash and cash equivalents are stated at cost, which approximates fair value. Restricted cash balances, comprised of various rental guarantees, performance bonds and deposits, were $17 and $18 at December 31, 2004 and 2003, respectively.

Allowance for Doubtful Accounts and Sales Credits

The Company provides allowances for doubtful accounts and sales credits. Allowances for doubtful accounts are charged to other operating expenses, while allowances for sales credits are charged to revenue. The adequacy of the reserves is evaluated monthly by the Company utilizing several factors including the length of time the receivables are past due, changes in the customer’s credit worthiness, the customer’s payment history, the length of the customer’s relationship with the Company, the current economic climate, and current industry trends. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on most accounts utilizing the factors previously mentioned. Service level requirements are assessed to determine sales credit requirements where necessary. The Company has experienced significant changes month-to-month in reserve level requirements, primarily due to unanticipated large customer bankruptcy filings or other insolvency proceedings. Allowances were $88 and $115 as of December 31, 2004 and 2003, respectively. Changes in the financial viability of significant customers, worsening of economic conditions and changes in the Company’s ability to meet service level requirements may require changes to its estimate of the recoverability of the receivables. Such changes in estimates will be recorded in the period in which these changes become known.

The Company identified process deficiencies related to the establishment of its receivable reserves that management of the Company believe constitutes a material weakness. See Item 9A, “Controls and Procedures” of this annual report on Form 10-K for further information.

Property and Equipment, net

Property and equipment, net, which includes amounts under capitalized leases, were stated at their preliminary estimated fair values as of the Effective Date as determined by the Company’s reorganization value.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Purchases of property and equipment, net, including amounts under capital leases, subsequent to the Effective Date are stated at cost, net of depreciation and amortization. Major enhancements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to the capital project’s completion are reflected as construction in progress, which is reclassified to property and equipment at the date the project is complete.

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements and assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows as of December 31, 2004:

Buildings	10-40 years
Leasehold improvements	Lesser of 20 years or remaining lease term
Furniture, fixtures and equipment	3-7 years
Transmission equipment	7-25 years

When property or equipment is retired or otherwise disposed of, the cost and accumulated depreciation will be relieved from the accounts, and resulting gains or losses will be reflected in net income (loss).

In accordance with SFAS No. 144, the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. The amount of any impairment then recognized would be calculated as the difference between the fair value and the carrying value of the asset. As a result of the Company’s recent restructuring plan, announced on October 8, 2004 (see Note 4) and asset impairments announced by other telecommunications companies during the second half of 2004, management of the Company performed a recoverability test of its long-lived assets as of December 31, 2004. The results of the test indicate that no impairment of the Company’s long-lived assets is required.

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

Intangibles

Intangibles consist primarily of customer relationships, trademarks, internally developed software and goodwill, primarily attributable to the assembled work force. The fair values attributable to the identified intangibles were based on a number of significant assumptions as determined by the Company and its independent appraisal expert. Identifiable intangible assets with finite lives will be amortized under the straight-line method over their applicable preliminary estimated useful lives, estimated by the Company to be between 6

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

and 7 years (see Note 9). Goodwill and intangibles with indefinite lives are not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). The Company performed no impairment review during the year ended December 31, 2004 as all goodwill and intangibles with indefinite lives were reduced to zero as a result of the reversal of valuation allowances, in accordance with SOP 90-7 (see Note 17).

Deferred Finance Costs

Costs incurred to obtain financing through the issuance of the GCUK Notes have been reflected as an asset included in “other assets” in the accompanying December 31, 2004 consolidated balance sheet (see Note 10). The financing costs relating to the debt will be amortized to interest expense over the term of the GCUK Notes or the expected payment date of the debt obligation using the effective interest rate method.

Costs incurred to restructure the debt with ST Telemedia and its subsidiaries have been expensed as incurred and are included in “other operating expenses” in the accompanying consolidated statement of operations. The unamortized deferred financing fees for the Exit Notes of $4 have been written off and are included in “other income (loss), net” in the accompanying consolidated statement of operations.

Restructuring

The Company initiated a restructuring program commencing in August 2001 which has continued through December 31, 2004. The components of the restructuring liability represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans (see Note 4 for further information on the Company’s restructuring plans.) These were recorded in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) through January 1, 2003, when the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under EITF 94-3, certain exit costs, including severance costs, were accrued upon management’s commitment to an exit plan, which is generally before the exit activity has occurred. The Company has applied the provisions of SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002. The liability as of the Effective Date represents the Company’s best estimate of the fair value of the liability at that date in accordance with SOP 90-7. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities.

Derivative Instruments

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) which requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the Company’s consolidated balance sheets. Changes in fair value of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in the Company’s consolidated statement of operations in the current period. Changes in the fair values of the derivative instruments used effectively as fair value hedges are recognized in income (losses), along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in income (losses) when the hedged item is recognized in income (losses).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The Company has entered into a cross-currency interest rate swap transaction to minimize exposure of any dollar/sterling currency fluctuations related to interest payments on the $200 United States dollar denominated GCUK Notes (see Note 13). The cross-currency interest rate swap is classified as a cash flow hedge in accordance with SFAS No. 133. The Company measures the effectiveness of this derivative instrument on a cumulative basis, comparing changes in the cross-currency interest rate swap’s cash flows since inception with changes in the hedged item’s cash flows (the interest payment on the $200 United States dollar denominated GCUK Notes. The fair value of the cash flow hedge has is recorded to “other current liabilities” and “other deferred liabilities” at December 31, 2004 (see Note 22).

Fair Value of Financial Instruments

The Company does not enter into financial instruments for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities, other than marketable securities, approximate their fair value due to their short maturities. The fair value of short-term investments, the GCUK Notes, GCUK Notes currency hedge and the Convertible Notes are based on market quotes, current interest rates, or management estimates, as appropriate. (see Note 22).

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, SFAS No. 143 requires the liability to be recognized when a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the associated fixed asset.

Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized. Certain of the Company’s United Kingdom deferred tax assets have been recognized due to positive evidence of the future realization of those assets.

The Company’s reorganization has resulted in a significantly modified capital structure as a result of applying fresh-start accounting in accordance with SOP 90-7 on the Effective Date. Fresh-start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods. Specifically, fresh start accounting requires the reversal of such allowances to be recorded as a reduction of intangible assets until exhausted and thereafter as additional paid in capital and not a benefit that culminates in the earnings process (see Note 17). This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Foreign Currency Translation and Transactions

For transactions that are in a currency other than the entity’s functional currency, translation adjustments are recorded in the accompanying consolidated statements of operations. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense transactions are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders’ equity (deficit) and are reflected in the accompanying consolidated statements of comprehensive income (loss). Translation differences resulting from the effect of exchange rate changes on cash and cash equivalents were immaterial and are not reflected separately in the Company’s consolidated statements of cash flows for each of the periods presented.

The Company’s foreign exchange transaction gains included in “other income, net” in the consolidated statements of operations for the year ended December 31, 2004, the periods December 10, 2003 to December 31, 2003 and, January 1, 2003 to December 9, 2003, and the year ended December 31, 2002, were $39, $2, $18, and $32, respectively.

Income (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed as net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Net income (loss) applicable to common stockholders includes preferred stock dividends for the years ended December 31, 2004 and December 31, 2002. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock (see Note 19).

Stock-Based Compensation

On December 9, 2003, the Company adopted the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) related to stock-based awards granted or modified on December 9, 2003 and thereafter. Under the fair value provisions of SFAS No. 123, the fair value of each stock-based compensation award is estimated at the date of grant, using the Black Scholes option-pricing model for stock option awards and the current market price for restricted stock unit awards. The Company recognizes stock compensation expense based on the number of awards expected to vest. Most stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period). The fair value of the awards is determined using a single expected life for the entire award (the average expected life for the awards that vest on different dates). The Company recognizes the related compensation cost of such awards on a straight-line basis; provided that the amount amortized at any given date may be no less than the portion of the award vested as of such date. The stock compensation expense recognized for the year ended December 31, 2004 and the period December 10 through December 31, 2003 relating to stock option and restricted stock unit awards granted under Global Crossing Limited 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) was $28 and $1, respectively, which is reported as a component of other operating expenses (see Note 20).

The following are the assumptions used to calculate the weighted average fair value of stock options granted for the year ended December 31, 2004 and the period December 10, 2003 to December 31, 2003. No stock options were granted for the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002. For the period December 10, 2003 to December 31, 2003, as New GCL did not have a historical basis for determining the volatility and expected life assumptions in the model due to New GCL’s short market trading history, the assumptions used are an average of those used by a select group of telecommunications companies. In 2004, as New GCL’s equity has a trading history of only one year, the volatility assumption used for 2004

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

represents a mean-average of the Company’s stock volatility during 2004 and an average of those used by a select group of telecommunications companies.

	Year Ended December 31, 2004	December 10 to December 31, 2003
Dividend yield	0%	0%
Expected volatility	86%	70%
Risk-free interest rate	3.49%	3.25%
Expected life (years)	5	5
Attrition rate	4%	4%
Weighted average fair value of options granted	$10.68	$28.65

For the period January 1, 2003 through December 9, 2003 and the year ended December 31, 2002, the Company accounted for employee stock options using the intrinsic method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” as amended by SFAS No. 123 and, as a result, did not recognize compensation expense. Had compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123 for stock option awards granted prior to December 9, 2003, net income and income per share would have been the following pro forma amounts:

	January 1 to December 9, 2003	Year Ended December 31, 2002
Income applicable to common shareholders, as reported	$24,739	$635
Stock-based employee compensation expense determined under fair-value-based method	(179)	(401)

Pro forma income applicable to common shareholders	$24,560	$234

Income per common share, basic:
As reported	$27.20	$0.70

Pro forma	$27.00	$0.26

Income per common share, diluted:
As reported	$25.97	$0.70

Pro forma	$25.77	$0.26

Upon consummation of the Company’s Plan of Reorganization all outstanding options with respect of Predecessor’s common stock were canceled.

Concentration of Credit Risk

The Company has some concentration of credit risk among its customer base. The Company performs ongoing credit evaluations of its larger customers’ financial condition. The Company establishes an allowance for uncollectible accounts based on the credit risk applicable to particular customers, historical trends and other relevant information. As of December 31, 2004 and 2003, no one customer accounted for more than 5% and 9% of the Company’s accounts receivable, net, respectively. For each of the year ended December 31, 2004, the periods December 10, 2003 to December 31, 2003 and January 1, 2003 to December 9, 2003, and the year ended December 31, 2002, no one customer accounted for more than 3% of the Company’s revenue.

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

During the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002, certain long-term and prepaid lease agreements for services on the Company’s network were terminated either through customer settlement agreements or through the bankruptcy proceedings of the customers that had purchased such services from the Company. In Accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” the remaining deferred revenue of $32 and $97, respectively, was realized into “other income, net” in the accompanying consolidated statements of operations as a result of the extinguishment of the liability to provide future services to the applicable customer.

Pension and Other Post-Retirement Benefits

The Company has contributory and non-contributory employee pension plans available to qualified employees. The Company follows the accounting guidance as specified in SFAS No. 87, “Employers Accounting for Pensions,” for the recognition of net periodic pension cost.

The Company provides certain health care benefits for qualified employees who meet age, participation and length of service requirements at retirement age. The Company follows the accounting guidance as specified in SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pension,” for recognition of post-retirement benefits (see Note 21).

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other non-owner related charges in equity not included in net income (loss), such as unrealized gains and losses on marketable securities classified as available for sale, foreign currency translation adjustments related to foreign subsidiaries and other adjustments.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense is included as a component of other operating expenses in the accompanying consolidated statements of operations and aggregated $1, $0, $3 and $1, for the year ended December 31, 2004, the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003, and the year ended December 31, 2002.

Recently Issued Accounting Pronouncements

In December 2004 the FASB issued revised SFAS No. 123R, “Share-Based Payment”, (“SFAS No. 123R”). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. As the Company already follows the fair value provisions of SFAS No. 123, the Company’s adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

Reclassifications

Certain amounts in prior period consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year presentation.

4. RESTRUCTURING COSTS AND RELATED IMPAIRMENTS

2004 Restructuring Plans

During the first three quarters of 2004, the Company adopted restructuring plans to combine previously segregated customer support functions for greater efficiency and to allow the Company’s sales force to increase its focus on customer acquisition rather than retention, to consolidate staff into a single location to reduce overhead charges and to improve functional efficiency and to achieve certain other targeted reductions. The plans resulted in the elimination of approximately 100 employees and closure of one facility. As a result, the Company recorded $3 of restructuring charges, of which $2 related to severance and related benefit obligations related to the eliminated employees and $1 related to facility closure costs, net of estimated sublease rentals. All amounts accrued under these restructuring plans were paid during 2004.

On October 8, 2004, the Company’s board of directors approved a restructuring plan designed to focus on businesses that are consistent with the Company’s overall vision—to be a premier provider of global data and Internet Protocol (“IP”) services to enterprises by building on its extensive global network and technological capabilities. The restructuring plan involves concentrating the Company’s efforts in areas that the Company anticipates will provide profitable growth opportunities and moving away from a number of unprofitable and non-strategic parts of the business. The Company began to implement the restructuring plan during the fourth quarter of 2004. The Company has developed the restructuring plan in light of ongoing adverse conditions in the telecommunications industry, in particular the continued pricing pressures for telecommunications services. The Company believes that the implementation of the restructuring plan will, over time, reduce the Company’s funding requirements, accelerate the date by which its operating cash flow will be sufficient to satisfy its anticipated liquidity requirements and lead to overall profitability for the Company. The October 8, 2004 restructuring plan included initiatives to increase the Company’s focus on its core enterprise, conferencing and carrier data sales business as well as to pursue several new business development initiatives in areas where the Company can capitalize on its IP network and capabilities. These initiatives are focused principally on global IP offerings and on expanding the Company’s distribution capabilities through indirect channels such as system integrators as well as providing enhanced services for telecommunications carriers to resell. The Company plans to redeploy certain personnel and reorganize its sales and marketing efforts around these initiatives. The plan also includes downsizing the Company’s carrier voice business, primarily in North America, through pricing actions designed to maintain targeted gross margins for this service. The plan also includes the divestiture or other existing of the Company’s operations in consumer, small business, trader voice, and calling card services. Finally the plan calls implementing workforce reductions, facilities consolidation and other cost savings initiatives associated with the parts of the business being deemphasized noted above. To date, more than 450 reductions in

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

headcount have been completed across a range of business functions and job classes, principally in the Company’s North American operations, representing annualized cost savings of approximately $36 to $38. As part of the restructuring plan, the Company also plans to close and consolidate two real estate facilities, with associated anticipated annual cost savings of approximately $1.

As a result of these efforts, the Company estimates that it will incur cash restructuring charges of approximately $12 to $13 for severance and benefits in connection with the anticipated workforce reduction and approximately $2 related to the real estate consolidation. Payments due for these restructuring activities are expected to be completed during 2005 for employee terminations and continue through 2008 for real estate consolidations. The majority of the expected restructuring charges related to severance and benefits occurred in the final quarter of 2004 and the restructuring charges related to real estate consolidations occurred in 2004 and are expected to occur in 2006. During the quarter ended December 31, 2004, the Company recorded $12 of restructuring charges, of which $11 related to severance and associated benefit obligations resulting from employee eliminations and $1 related to facility closure costs, net of estimated sublease rentals under this restructuring plan. As of December 31, 2004 the Company has eliminated approximately 400 employee positions and vacated 1 facility under this restructuring plan.

All restructuring charges during the year ended December 31, 2004 are included in other operating expenses in the consolidated statement of operations (see Note 16).

The table below details the activity of the restructuring reserves for the 2004 restructuring plans in the accompanying consolidated balance sheet for the year ended December 31, 2004:

	Employee Separations	Facility Closings	Total
Balance at January 1, 2004	$—	$—	$—

Additions	13	2	15
Deductions	(7)	(1)	(8)
Currency impact	—	—	—

Balance at December 31, 2004	$6	$1	$7

2003 and Prior Restructuring Plans

During 2001 and 2002, the Company announced and implemented certain restructuring activities to reduce operating expenses and cash flow requirements of the Company. The restructuring activities were taken as a result of the slow down of the economy and telecommunications industry as well as efforts to restructure the Company while under bankruptcy protection. The restructuring activities included the realignment of regional organizational structures into integrated global functions and the elimination of certain positions within existing functions. As a result of these activities, the Company eliminated approximately 4,900 positions and vacated approximately 245 facilities through December 31, 2002.

During the period January 1 to December 9, 2003, the Company adopted restructuring plans to further integrate certain global functions to more appropriately align those functional units with regional operating needs. The company also integrated responsibilities within the network operations, service delivery, and other functions. The Company determined that the integration of these responsibilities would increase efficiency and reduce operating costs. As a result of these initiatives, the Company recorded a restructuring charge of $9 in the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

period January 1 to December 9, 2003. This charge consists of $8 related to employee terminations related to severance-related payments and outplacement costs for employees involuntarily terminated and $1 related to facility closures net of anticipated sub-lease payments. As a result of these activities, the Company eliminated approximately 300 positions and vacated approximately 10 facilities during the period January 1, 2003 to December 9, 2003. In addition, during the period January 1 to December 9, 2003 the Company re-assessed the adequacy of the restructuring liability and determined that an additional $32 would be required for continuing lease obligations related to surplus facilities included in previously announced restructuring plans. In total, for the period January 1 to December 9, 2003 the Company recorded restructuring charges of $41, which has been recorded as a reorganization item (see Note 18).

On December 9, 2003, the Company emerged from chapter 11 bankruptcy proceedings and released $105 of subject to compromise liabilities, related to restructuring liabilities, in accordance with SOP 90-7. This consisted of $21 related to stayed post-employment benefits, $75 related to facility lease rejection claims, and $9 related to other restructuring items. As of December 9, 2003, the Company maintained $3 of this employee-related liability as deferred reorganization costs for non-priority payments to 556 former employees terminated more than 90 days prior to the Company’s bankruptcy filing but prior to receipt of their full severance benefit payout. These payments were approved by the Bankruptcy Court in 2002 subject to meeting certain conditions and disbursed in December 2003.

During the year ended December 31, 2004, the Company paid ongoing severance payments and continuing lease obligations committed to in these previously announced restructuring plans. The Company anticipates making payments under these restructuring plans, related to continuing lease obligations, through 2025.

The table below details the activity of the restructuring reserves for the 2003 and prior restructuring plans:

	Employee Separations	Facility Closings	Other	Total
Predecessor balance at January 1, 2003	$28	$232	$9	$269

Additions	8	33	—	41
Deductions	(8)	(29)	—	(37)
Fresh start accounting	(21)	(75)	(9)	(105)
Currency impact	—	11	—	11

Successor balance at December 9, 2003	7	172	—	179

Additions	—	—	—	—
Deductions	—	(2)	—	(2)
Currency impact	—	9	—	9

Successor balance at December 31, 2003	7	179	—	186

Additions	—	—	—	—
Deductions	(7)	(47)	—	(54)
Currency impact	—	11	—	11

Successor balance at December 31, 2004	$0	$143	$—	$143

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

5. DISCONTINUED OPERATIONS AND DISPOSITIONS

Sale of Global Marine Systems

On August 13, 2004, the Company entered into a series of agreements with Bridgehouse Marine Ltd. (“Bridgehouse”) for the sale of GMS and the transfer of the Company’s forty-nine percent shareholding in S.B. Submarine Systems Company LTD. (“SBSS”), a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration up to $15, subject to certain conditions as defined in the agreements. The Company has sold these assets, because they are not considered core to its strategy. During the third quarter of 2004, the Company completed the sale of GMS for consideration of $1. No gain or loss was recorded on the sale. The sale of the Company’s holdings in SBSS is currently subject to the approval of the other joint venture holder and regulatory approval of the Chinese government, which is expected to occur by mid-2005. The Company’s agreement to transfer its shareholding in SBSS expires in October 2005. As a result of these transactions Bridgehouse has assumed all of GMS’s capital and operating lease commitments.

Asia Global Crossing

On November 17, 2002, Asia Global Crossing Ltd., a former subsidiary of the Company, and one of AGC’s wholly owned subsidiaries, Asia Global Crossing Development Company (“AGCDC”), filed voluntary petitions for relief under the Bankruptcy Code. On the same date, AGC commenced joint provisional liquidation cases in Bermuda. Similarly, on July 19, 2002, PCL, a majority owned subsidiary of AGC and operator of the Pacific Crossing trans-Pacific fiber optic cable system (“PC-1”) and certain of its subsidiaries filed voluntary petitions for relief under the Bankruptcy Code. On the same date, PCL commenced joint provisional liquidation cases in Bermuda. AGC’s and PCL’s bankruptcy cases are being administered separately and were not consolidated with the GC Debtors’ chapter 11 cases.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The following is a summary of the net assets (liabilities) and operating results of GMS, SBSS and AGC included in discontinued operations:

	December 31,
	2004	2003
Balance Sheet Data:
Current assets	$4	$117
Property and equipment	—	53
Other assets	—	16

Total assets	4	186

Current liabilities	—	60
Obligations under capital leases	—	116
Other deferred liabilities	—	34

Total liabilities	—	210

Net assets (liabilities)	$4	$(24)

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
Income Statement Data:
Revenue	$70	$14	$168	$363
Operating expenses	(100)	(6)	(153)	(451)

Operating income (loss)	(30)	8	15	(88)
Interest expense, net	(7)	—	(11)	(106)
Other income (expenses) net	12	—	2	(13)
Reorganization items	—	—	(3)	(3)
Gain on settlement of liabilities subject to compromise and recapitalization	—	—	858	—
Loss on fresh start adjustments	—	—	(9)	—
Provision for income taxes	—	—	—	(1)

Income (loss) from discontinued operations, net of tax	(25)	8	852	(211)
Gain on disposal/abandonment of discontinued operations	—	—	—	1,184

Discontinued operations, net	$(25)	$8	$852	$973

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2004	2003
Accounts receivable
Billed	$297	$388
Unbilled	89	129

Total accounts receivable	386	517
Allowances	(88)	(115)

Accounts receivable, net of allowances	$298	$402

The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. The Company is exposed to concentrations of credit risk from other telecommunications providers (see Note 3).

7. OTHER CURRENT ASSETS AND PREPAID COSTS

Other current assets and prepaid costs consist of the following:

	December 31,
	2004	2003
Prepaid taxes, including value added taxes in foreign jurisdictions	$33	$70
Prepaid installation charges, capacity and operations, administration & maintenance costs	26	33
Prepaid rents and deposits	19	24
Other	16	18

Total current assets and prepaid costs	$94	$145

8. PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2004	2003
Land	$5	$5
Buildings	40	60
Leasehold improvements	58	39
Furniture, fixtures and equipment	51	31
Transmission equipment	1,002	969
Construction in progress	33	35

	1,189	1,139
Accumulated depreciation	(124)	(6)

Total property and equipment, net	$1,065	$1,133

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

Assets recorded under capital lease agreements included in property and equipment consisted of $29 and $44 of cost less accumulated depreciation of $5 and $0 at December 31, 2004 and 2003, respectively.

Depreciation and amortization expense related to property and equipment and third-party line installation costs (see Note 3) for the year ended December 31, 2004, the periods December 10, 2003 to December 31, 2003 and January 1, 2003 to December 9, 2003, and the year ended December 31, 2002 was approximately $154, $7, $138, and $132, respectively.

9. INTANGIBLES

Intangible assets, net consist of the following:

	Estimated Useful Life	December 31,
		2004	2003
Goodwill	—	$—	$12
Trademark and trade name	—	—	20
Customer lists	7 years	13	72
Internally developed software	6 years	1	6

Total intangibles		$14	$110

As previously disclosed in Note 2, and pursuant to SOP 90-7, the Company recorded the estimated fair value of intangible assets of $110 on the Effective Date. The Company engaged an independent appraisal expert to assist in the preliminary allocation of the Company’s reorganization value to its intangible assets. The accumulated amortization of intangibles for the years ended December 31, 2004 and 2003 were $11 and $1, respectively.

During the year ended December 31, 2004, $74 of intangible assets were eliminated as a result of the reversal of valuation allowances related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods. The reversals of such allowances are recorded as a reduction of intangible assets until exhausted and thereafter as additional paid in capital in accordance with SOP 90-7 (see Note 17).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

10. OTHER ASSETS

Other assets consist of the following:

	December 31,
	2004	2003
Deferred tax assets(1)	$15	$—
Deferred finance costs, net	20	5
Restricted cash	13	6
Prepaid installation charges—long term portion	8	14
Other	31	19

Total other assets	$87	$44

(1)	Certain of the Company’s UK deferred tax assets have been recognized in 2004 due to positive evidence of the future realization of those assets (see Note 17). The deferred tax assets are included in other current assets and prepaid costs and other assets.

11. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2004	2003
Accrued other taxes including value added taxes in foreign jurisdictions	$104	$98
Accrued professional fees (including retained professionals)	44	54
Income taxes payable	24	41
Accrued payroll, bonus, commissions and related benefits	45	52
Accrued real estate and related costs	25	20
Current portion of capital lease obligations	18	12
Accrued capital expenditures	10	21
Accrued operations, administration & maintenance costs	14	17
Other	65	71

Total other current liabilities	$349	$386

12. DEFERRED REORGANIZATION COSTS

Deferred reorganization costs consist of the following:

	December 31,
	2004	2003
Access providers	$11	$109
Income taxes and related interest	21	25
Non-income taxes	14	21
Other	3	15

Total deferred reorganization costs	49	170
Less—current portion	(18)	(128)

Long-term portion	$31	$42

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

In accordance with the Plan of Reorganization certain reorganization costs were not due and payable in full on the Effective Date. The payment terms were negotiated with the claimants during the settlement process. Many of the Company’s access providers received their settlements in twelve equal monthly installments commencing thirty days after the Effective Date. Some access providers agreed to twenty-four monthly installment terms. Most of the telecommunications equipment vendors and other reorganization costs were paid within thirty days of the Effective Date. Certain of the income tax claims in the case have payment terms of up to six years.

13. LONG-TERM DEBT AND DEBT WITH CONTROLLING SHAREHOLDER

Outstanding debt obligations consist of the following:

	December 31,
	2004	2003
GCUK senior secured notes	$402	$—
Mandatory convertible notes with controlling shareholder	250	—
Exit Notes with controlling shareholder	—	200
Less: unamortized discount on GCUK senior secured notes	(6)	—

Total debt obligations	$646	$200

GCUK Senior Secured Notes

On December 23, 2004, GCUK Finance issued $200 in aggregate principal amount of 10.75% United States dollar denominated senior secured notes and £105 aggregate principal amount of 11.75% pounds sterling denominated senior secured notes. The dollar and sterling denominated notes were issued at a discount of approximately $3 and £2, respectively. The GCUK Notes mature on the tenth anniversary of their issuance. Interest is due each June 15 and December 15.

The GCUK Notes are senior obligations of GCUK Finance and rank equal in right of payment with all of its future debt. GCUK has guaranteed the GCUK Notes as a senior obligation ranking equal in right of payment with all of its existing and future senior debt. The GCUK Notes are secured by certain assets of GCUK and GCUK Finance, including the capital stock of GCUK Finance.

GCUK Finance may redeem the GCUK Notes in whole or in part, at any time on or after December 15, 2009 at redemption prices decreasing from 105.375% (for the dollar denominated notes) or 105.875% (for the pounds sterling denominated notes) in 2009 to 100% of the principal amount in 2012 and thereafter. At any time before December 15, 2009, GCUK Finance may redeem either or both series of notes, in whole or in part, by paying a “make-whole” premium, calculated in accordance with the GCUK Notes indenture, which is filed as an exhibit to this annual report on Form 10-K. GCUK Finance may also redeem up to 35% of the principal amount of either series of notes before December 15, 2007 using the proceeds of certain equity offerings. GCUK Finance may also redeem either or both series of notes, in whole but not in part, upon certain changes in tax laws and regulations.

The GCUK Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. The indenture governing the GCUK Notes limits GCUK’s ability to, among other things: (i) incur or guarantee additional indebtedness, (ii) pay dividends or make other

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

distributions to repurchase or redeem its stock; (iii) make investments or other restricted payments, (iv) create liens; (v) enter into certain transactions with affiliates (vi) enter into agreements that restrict the ability of its material subsidiaries to pay dividends; and (vii) consolidate, merge or sell all or substantially all of its assets.

A loan or dividend payment by GCUK to the Company and its affiliates is a restricted payment under indenture governing the GCUK Notes. Under the indenture such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test and (ii) would be limited to, among other things, 50% of GCUK’s consolidated net income plus non-cash charges minus capital expenditures (“Designated GCUK Cash Flow”). Under the terms of the indenture governing the Convertible Notes, loans from GCUK made to the Company or the Company’s other subsidiaries must be subordinated to the payment of obligations under the Convertible Notes. The terms of any inter-company loan by GCUK to the Company or the Company’s other subsidiaries must be agreed by the board of directors of GCUK, including its independent members, who are also members of its audit committee. In addition, within 120 days after the end of the period beginning on December 23, 2004 and ending December 31, 2005 and for each twelve month period thereafter, GCUK must offer to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of Designated GCUK Cash Flow from that period. To the extent that holders of notes do not fully participate in the repurchase offer, the loan or dividend of any remaining proceeds up to this additional 50% of Designated GCUK Cash Flow to the Company and its affiliates would be permitted, subject to the limitations on restricted payments described above.

GCUK Notes Currency Hedge

In order to better manage the Company’s foreign currency risk, the Company entered into a 5-year cross-currency interest rate swap transaction with an affiliate of Goldman Sachs & Co. to minimize exposure of any dollar/sterling currency fluctuations related to interest payments on the $200 dollar denominated GCUK Notes. The swap transaction converts the U.S. dollar currency rate on interest payments to a specified pound sterling amount. In addition, the hedge counterparty has been granted a security interest in the collateral securing the GCUK Notes ranking equally with the security interest holders of the GCUK Notes. The hedging arrangements are subject to early termination upon events of default under the indenture governing the GCUK Notes.

For accounting purposes, the cross-currency interest rate swap is classified as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result, any unrealized gains or losses from changes in fair value are recorded in the stockholders’ equity section in the balance sheet as other comprehensive income (loss). As December 31, 2004, the Company recognized $5 in other comprehensive loss related to the GCUK cross-currency interest rate swap.

Restructuring of Debt with Controlling Shareholder

As previously discussed in Note 1, on December 23, 2004, the Company restructured its debt held by its controlling shareholder ST Telemedia and its subsidiaries by: (i) repaying $75 of principal amount of Exit Notes, (ii) payment of approximately $15 of accrued interest on the Exit Notes and Bridge Loan Facility; and (iii) the exchange of the remaining $125 of Exit Notes and $125 of Bridge Loan Facility for $250 of Convertible Notes. The principal terms of each debt instrument are disclosed below.

Mandatory Convertible Note with Controlling Shareholder

On December 23, 2004, New GCL issued the Convertible Notes to subsidiaries of the Company’s controlling shareholder, ST Telemedia. The Convertible Notes mandatorily convert into common equity on the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

fourth anniversary of their issuance. Interest accrues at 4.7% per annum and the Company will pay interest by issuing additional Convertible Notes. There are no sinking fund requirements. The holders of the Convertible Notes have the right to convert them into common shares of New GCL at any time prior to their maturity date. Any Convertible Note that is not converted into common shares of New GCL prior to the maturity date will convert automatically into common shares on the maturity date. The number of common shares of New GCL to be issued upon conversion of the Convertible Notes will be determined by dividing the principal amount converted (together with any accrued but unpaid interest) by the “Conversion Price.” The initial conversion price will be $18.60 per share. The terms of the Convertible Notes contain customary provisions for the adjustment of the Conversion Price in the event that the Company declares a stock dividend or stock split or any recapitalization, reorganization or similar transaction. In addition, if the Company issues or sells common shares or any security convertible or exchangeable into common shares within six months of December 23, 2004 at a price per share that is less than 83.3% of the Conversion Price on December 23, 2004 the number of common shares of New GCL issued upon conversion will be adjusted. In the event that the Company is unable to deliver common shares of New GCL upon receiving a notice of conversion from a holder of the Convertible Notes, as the result of any law, rule or regulation or administrative proclamation or any other reason (a “Conversion Restriction”), the Company will pay accrued interest on those Convertible Notes at a rate of 11% (calculated retroactively from the issue date), provided that upon a sale or transfer of Convertible Notes by the ST Telemedia or any of its subsidiaries to any third party, the initial interest rate of 4.7% will be reinstated upon the original terms of the Convertible Notes. If the Company is unable to deliver common shares of New GCL on the maturity date, the Company will redeem the Convertible Notes for $250, plus accrued interest at 11% (calculated retroactively from the issue date). The Company is also required to repay the Convertible Notes in cash if the Company were to default on the indenture governing the Convertible Notes. Due to the possibility of a Conversion Restriction, the Company accounts for interest on the Convertible Notes by accruing at the 11% rate. However, at such time, if any, as the Convertible Notes are converted into common shares of New GCL, all amounts accrued for interest and principal on the applicable Convertible Notes will be reclassified to common stock and additional paid in capital in the Company’s consolidated balance sheet.

The Convertible Notes are guaranteed by the majority of the Company’s existing subsidiaries, except for GCUK and its subsidiaries and are senior in right of payment to all other indebtedness of the Company and its material subsidiaries (other than GCUK and its subsidiaries), except they are equal in right of payment with one or more working capital facilities of the Company or its subsidiaries in aggregate principal amount of up to $150 and a limited amount of certain other senior indebtedness of the Company and its subsidiaries. Payment of the Convertible Notes is secured by a lien on substantially all the assets of the Company and its material subsidiaries, except for GCUK’s assets and the assets of its subsidiaries, such lien to be second priority to the lien of any working capital facilities if and when such working capital facilities are provided.

The Convertible Notes will not be redeemable at the Company’s option prior to the occurrence of a Conversion Restriction. After the occurrence of a Conversion Restriction, the Company will have the right to redeem all or any part of the Convertible Notes held by ST Telemedia or any of its subsidiaries at a redemption price in cash equal to 100% of the aggregate principal amount of the Convertible Notes redeemed, plus accrued and unpaid interest.

The Convertible Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. These provisions include (i) limitations on the indebtedness of Company and its subsidiaries (other than GCUK and its subsidiaries), (ii) limitations on dividend and other payments to equity holders and subordinated debt holders, (iii) limitations on investments and sale and leaseback transactions, (iv) restrictions on asset sales, consolidations, and mergers, (v) limitations on granting additional liens and (vi) limitations on transactions with affiliates. The covenants have limited exceptions, baskets, and

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

carve-outs. The limitation on indebtedness covenant, in particular, permits the incurrence of the following: (i) up to $150 in additional debt under one or more working capital facilities, (ii) up to $50 in purchase money debt or capital lease obligations, (iii) up to $50 in debt for general corporate purposes and (iv) additional subordinated debt if the Company satisfies the leverage ratio specified in the indenture, although the Company does not expect to satisfy that ratio for the foreseeable future.

Retired Bridge Loan Facility with Controlling Shareholder

On May 18, 2004, the Company reached an agreement with a subsidiary of ST Telemedia to provide the Company with up to $100 in financing under a senior secured loan facility, which was amended on November 2, 2004 to increase the availability thereunder to $125. The full $125 available under the Bridge Loan Facility was borrowed as of November 5, 2004. The Bridge Loan Facility was entered into by GCUK. The Bridge Loan Facility was initially scheduled to mature on December 31, 2004 and initially bore interest at a rate equal to one-month LIBOR plus 9.9%. Every 90 days after the May 18, 2004 closing, the spread over LIBOR increased by 0.5%. In addition, the Company was required to pay a fee of 1.0% per annum on any undrawn portion of the Bridge Loan Facility. On December 23, 2004, the Bridge Loan Facility was terminated as part of the debt restructuring discussed above.

Retired Exit Notes with Controlling Shareholder

GC North American Holdings, Inc. (“GCNAH”), one of the Company’s U.S. subsidiaries, issued $200 in aggregate principal amount of Exit Notes to ST Telemedia on the Effective Date. The Exit Notes were scheduled to mature on the third anniversary of their issuance. Interest accrued at 11% per annum and was due June 15 and December 15.

The Exit Notes were guaranteed by New GCL and all of its material subsidiaries and were senior in right of payment to all other indebtedness of New GCL and its material subsidiaries, except that they were equal in right of payment with (i) one or more working capital facilities in an aggregate principal amount of up to $150 and (ii) a limited amount of certain other senior indebtedness. The Exit Notes were secured by a first priority lien on the stock and assets of GMS and GCUK. In addition, any sale of those subsidiaries would have triggered mandatory repayment of the Exit Notes to the extent of the proceeds of any such sale. To the extent proceeds of any such sales were other than cash, such proceeds would have been substituted for the collateral. The Company received a waiver of this requirement to use the proceeds from the sale of Global Marine or SBSS to repay the Exit Notes. Payment of the Exit Notes was also secured by a lien on substantially all the other assets of Successor and its material subsidiaries, such lien being second in priority to the lien of any working capital facility if and when such working capital facility was provided.

GCNAH was allowed to redeem the Exit Notes, plus accrued and unpaid interest, at any time without penalty or premium. In the event of a change of control, GCNAH was obligated to offer to redeem the notes at 101% of the outstanding principal amount plus accrued and unpaid interest.

The Exit Notes were issued under an indenture which included covenants and events of default that were customary for high-yield senior note issuances. These provisions included (i) limitations on the indebtedness of Successor, (ii) limitations on dividend and other payments to equity holders, (iii) limitations on investments and sale and leaseback transactions, (iv) restrictions on asset sales, consolidations, and mergers, (v) limitations on granting additional liens and (vi) cross-default provisions which could have resulted in the acceleration of the Company’s repayment obligations in the event that one or more of the Company’s subsidiaries were to default on any capital lease obligation or debt obligation totaling more than $2.5 or the bankruptcy or insolvency of any

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

subsidiary. The covenants had limited exceptions, baskets, and carve-outs. The limitation on indebtedness covenant, in particular, permitted the incurrence of the following: (i) up to $150 in additional debt under one or more working capital facilities, (ii) up to $50 in purchase money debt or capital lease obligations, (iii) up to $10 in debt for general corporate purposes and (iv) additional subordinated debt if the Company satisfied the leverage ratio specified in the indenture, although it did not expect to satisfy such ratio for the foreseeable future. It was likely that amendments to the indenture would be required by lenders as a condition to their willingness to provide any financing.

On December 23, 2004, $75 of principal amount of the Exit Notes was repaid, and the $125 balance of the Exit Notes was terminated as part of the debt restructuring discussed above.

14. OBLIGATIONS UNDER CAPITAL LEASES

The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases.

At December 31, 2004, future minimum payments under these capital leases are as follows and are included in other current liabilities and obligations under capital lease in the accompanying consolidated balance sheet:

Year Ending December 31,
2005	$26
2006	23
2007	18
2008	15
2009	12
Thereafter	79

Total minimum lease payments	173
Less: amount representing interest	(61)
Less: amount representing maintenance	(4)

Present value of minimum lease payments	108
Less—current portion (see Note 11)	(18)

Obligations under capital leases	$90

15. SHAREHOLDERS’ EQUITY (DEFICIT)

Successor

Preferred Stock

On the Effective Date, New GCL issued 18,000,000 shares of 2% cumulative senior convertible preferred stock to a subsidiary of ST Telemedia (the “New GCL Preferred Stock”). The New GCL Preferred Stock accumulates dividends at the rate of 2% per annum. Those dividends will be payable in cash after New GCL and its subsidiaries achieve cumulative operating earnings before interest, taxes, depreciation and amortization (but excluding the contribution of (i) sales-type lease revenue (ii) revenue recognized from the amortization of indefeasible rights of use not recognized as sales-type leases and (iii) any revenue recognized from extraordinary transactions or from the disposition of assets by the Company or any subsidiary other than in the ordinary course of business) of $650 or more. The New GCL Preferred Stock has a par value of $.10 per share and a liquidation preference of $10 per share (for an aggregate liquidation preference of $180). The New GCL Preferred Stock

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

ranks senior to all other capital stock of New GCL, provided that any distribution to shareholders following a disposition of all or any portion of the assets of New GCL will be shared pro rata by the holders of Successor common stock and Successor Preferred Stock on an as-converted basis. Each share of New GCL Preferred Stock is convertible into one share of New GCL Common Stock at the option of the holder.

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

Common stock

On the Effective Date, New GCL was authorized to issue 55,000,000 shares of common stock. Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, New GCL issued 15,400,000 shares of common stock to its pre-petition creditors and issued 6,600,000 shares of common stock to a subsidiary of ST Telemedia. 18,000,000 shares of common stock were reserved for the conversion of the New GCL Preferred Stock, while an additional 3,478,261 shares of common stock were reserved for issuance under New GCL’s 2003 Stock Incentive Plan. During 2004 the shares of common stock reserved for issuance under New GCL’s 2003 Stock Incentive Plan was increased to 4,878,261.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

16. OPERATING EXPENSES

Operating expenses consist of the following:

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
OPERATING EXPENSES:
Cost of access and maintenance:
Cost of access	$1,731	$119	$1,863	$2,047
Third-party maintenance	113	6	119	215

Total cost of access and maintenance	$1,844	$125	$1,982	$2,262

Other operating expenses:
Cost of sales	$45	$3	$44	$49
Real estate, network, and operations	391	19	368	519
Sales and marketing	138	10	114	156
General and administrative	128	12	93	141
Non-income taxes	17	1	29	27
Bad debt expense	10	3	44	75
Restructuring costs	15	—	—	—
Stock-related expenses	28	1	—	—

Total other operating expenses	$772	$49	$692	$967

Depreciation and amortization	$164	$8	$138	$132

Total operating expenses	$2,780	$182	$2,812	$3,361

Restructuring charges and incentive cash compensation under employee retention programs for the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002 were included in reorganization items, net in the consolidated statement of operations (see Note 18).

17. INCOME TAX

The benefit (provision) for income taxes is comprised of the following:

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
Current	$ —	$(1)	$(5)	$103
Deferred	(56)	—	—	—

Total income tax benefit (provision)	$(56)	$(1)	$(5)	$103

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Bermuda does not impose a statutory income tax and consequently the benefit (provision) for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The current tax provision includes recurring income, asset and withholding taxes for 2002, 2003 and 2004 of $10, $6, and $0, respectively. In 2002, a tax benefit was recognized for changes in tax laws of $12 for a change in the U.S. net operating loss (“NOL”) carry-back period to 5 years. Additionally in 2002, based on the completion of an examination by the U.S. Internal Revenue Service, a tax benefit of approximately $100 was recorded for the 2002 net operating loss and capital loss that were carried back to previous years. Fresh start accounting has resulted in a net deferred tax provision of $56 in 2004, resulting from the utilization of pre-emergence net deferred tax assets that were offset by a full valuation allowance.

The deferred income tax provision reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The following is a summary of the significant items giving rise to components of the Company’s deferred tax assets and liabilities:

	December 31,
	2004		2003
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$579	$—	$1,112	$—
Net operating loss (NOL) carry forwards	1,669	—	2,936	—
Bad debt reserve	431	—	119	—
Deferred revenue	—	(22)	—	(95)
Intangibles	—	—	—	(23)
Other	—	(164)	78	—

	2,679	(186)	4,245	(118)
Valuation allowance	(2,475)	—	(4,127)	—

	$204	$(186)	$118	$(118)

The Company’s valuation allowance changed in the amount of $(1,652) and $983 for the years ended December 31, 2004 and 2003, respectively. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carry-forwards. In evaluating the amount of valuation allowance required, the Company considers the subsidiary’s prior operating results and future plans and expectations. The utilization period of the NOL carry-forwards and the turnaround period of other temporary differences are also considered. The pre-emergence valuation allowance on net deferred tax assets amounts to $2,335 at December 31, 2004 which if realized would be accounted for in accordance with SOP 90-7.

A substantial amount of the Company’s pre-emergence NOL’s and other deferred assets generated prior to the bankruptcy have been reduced as a result of the discharge and cancellation of various pre-petition liabilities. As of December 31, 2004 the Company has NOL carry forwards of $6,898, $743, and $406 in Europe, North America, and Latin America, respectively. Certain of these carry forwards expire in 2005.

Approximately $18 of the Company’s UK deferred tax assets have been recognized in 2004 due to sufficient positive evidence of the future realization of those assets. Under fresh start accounting the decline in the valuation allowance has been credited against intangible assets.

In connection with the Company’s emergence from bankruptcy, the Company realized substantial cancellation of debt income (“COD”). This income was not taxable for U.S. income tax purposes because the COD income resulted from the Company’s reorganization under the Bankruptcy Code. However, for U.S. income tax reporting purposes, the Company is required, as of the beginning of its 2004 taxable year, to reduce certain tax attributes, including (a) net operating loss carry-forwards, (b) capital losses (c) certain tax credit

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

carry-forwards, and (d) tax basis in assets, in a total amount equal to the gain on the extinguishment of debt. The reorganization of the Company on the Emergence Date constituted an ownership change under Section 382 of the Internal Revenue Code, and the use of any of the Company’s net operating loss, capital losses, and tax credit carry-forwards, that are not reduced pursuant to these provisions, and certain subsequently recognized “built-in” losses and deductions, if any, existing prior to the ownership change, will be subject to an overall annual limitation. As a result, the U.S. deferred tax attributes have been reduced $5,326 (pre-tax), offset by a corresponding reduction in the pre-emergence valuation allowance.

The Company and its subsidiaries’ income tax returns are routinely examined by various tax authorities. In connection with such examinations, tax authorities have raised issues and proposed tax adjustments. The Company is reviewing the issues raised and will contest any adjustments it deems inappropriate. In management’s opinion, adequate provision for income taxes has been made for all open years in accordance with SFAS No. 5, “Accounting for Contingencies.”

18. REORGANIZATION ITEMS

Reorganization items are expenses or income that are incurred or realized by Predecessor as a result of the reorganization and are disclosed separately in the Company’s consolidated statement of operations as required by SOP 90-7. These items include professional fees, restructuring costs and retention plan costs relating to the reorganization. These expenses and costs are offset by interest earned on cash accumulated as a result of Predecessor’s not paying its pre-petition liabilities during the pendency of the bankruptcy cases as well as vendor settlements. Reorganization items for Predecessor for the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002 are as follows:

	Predecessor
	January 1 to December 9, 2003	Year ended December 31, 2002
Professional fees	$(115)	$(133)
Restructuring costs	(41)	(90)
Retention plan costs	(22)	(40)
Vendor settlements	45	255
Deferred finance costs	—	(102)
Interest income, net	9	18

Total reorganization items, net	(124)	(92)
Gain on settlement of liabilities subject to compromise and recapitalization (see Note 2)	23,076	—
Gain from fresh start adjustments (see Note 2)	1,109	—

Gain (loss) on reorganization items	$24,061	$(92)

Preconfirmation Contingencies

During the year ended December 31, 2004, the Company settled various third-party disputes and revised its estimated liability for other disputes related to periods prior to the emergence from chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulletin 11—Accounting for Preconfirmation Contingencies in Fresh Start Reporting. The resulting net gain on the settlements and change in estimated liability of $29 is included within Reorganization Items in the consolidated statement of operations for

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

the year ended December 31, 2004. The most significant portion of the gain is a result of settlements with certain tax authorities and changes in the estimated liability for other income and non-income tax contingencies. In addition, the Company recorded a contingent gain related to a recovery of legal fees under its directors and officers insurance policy.

19. INCOME (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted income (loss) per share:

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
Income (loss) from continuing operations	$(311)	$(19)	$23,887	$(319)
Preferred stock dividends	(4)	—	—	(19)

Income (loss) from continuing operations applicable to common shareholders	$(315)	$(19)	$23,887	$(338)

Weighted average shares outstanding:
Basic	22,002,858	22,000,000	909,413,046	903,217,277

Incremental shares based on assumed conversion of cumulative convertible preferred stock	—	—	43,046,468	—

Diluted	22,002,858	22,000,000	952,459,514	903,217,277

Income (loss) from continuing operations applicable to common shareholders:
Basic earnings (loss) per share	$(14.31)	$(0.86)	$26.26	$(0.37)

Diluted earnings (loss) per share	$(14.31)	$(0.86)	$25.08	$(0.37)

The Company had a loss from continuing operations for the year ended December 31, 2004, the period from December 10 to December 31, 2003 and the year ended December 31, 2002. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share from continuing operations.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Diluted earnings (loss) per share for the year ended December 31, 2004, the period from December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002 does not include the effect of the following potential shares, as they are anti-dilutive:

	Successor		Predecessor
Potential common shares excluded from The calculation of diluted earnings (loss) per share (in millions)	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
Mandatory convertible notes with controlling shareholder	13	—	—	—
Cumulative convertible preferred stock—Predecessor	—	—	—	44
Convertible preferred stock—Successor	18	18	—	—
Stock options	1	1	—	—

Total	32	19	—	44

In addition, stock options and warrants having an exercise price greater than the average market price of the common shares of 86 million and 89 million, calculated on a weighted average basis, for the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002, respectively, were excluded from the computation of diluted loss per share.

20. STOCK-BASED COMPENSATION

Stock Options

New GCL adopted the 2003 Stock Incentive Plan on the Effective Date. Under the 2003 Stock Incentive Plan, New GCL is authorized to issue, in the aggregate, stock awards of up to 4,878,261 common shares of New GCL to any employee, director or consultant who is selected to participate in the 2003 Stock Incentive Plan.

Non-qualified options to purchase 2,199,000 shares and 504,600 shares of New GCL common stock were granted on the Effective Date and December 15, 2004, respectively. These stock options are exercisable over a ten-year period, vest over a three-year period and have an exercise price of $10.16 per share and $15.39 per share, respectively.

Information regarding options granted and outstanding for the year ended December 31, 2004 and the period December 10 to December 31, 2003 is summarized below:

	Number of Options Outstanding	Weighted- Average Exercise Price
Balance as of December 10, 2003	—	$—
Granted on December 10, 2003	2,199,000	$10.16
Successor balance as of December 31, 2003	2,199,000	$10.16
Granted	504,600	$15.39
Exercised	(53,690)	$10.16
Cancelled/forfeited	(131,332)	$10.16

Balance as of December 31, 2004	2,518,578	$11.21

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The following table summarizes information concerning outstanding and exercisable options for the year ended December 31, 2004:

	Exercise Prices
		Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$10.16	2,013,978	9.0	$10.16	671,326	$10.16
$15.39	504,600	10.0	15.39	—	—

Total	2,518,578	9.2	$11.21	671,326	$10.16

Restricted Stock Units

During the year ended December 31, 2004, the Company awarded 1,183,475 restricted stock units to employees, officers and members of the Board of Directors under the 2003 Global Crossing Stock Incentive Plan. The restricted stock units vest and convert into common shares of New GCL over a period between one and five years, with higher seniority employees having five year vesting periods. Granted but unvested units are forfeited upon termination of employment.

The following table summarizes restricted stock units granted, forfeited and canceled for the year ended December 31, 2004:

	Number of restricted stock units	Weighted- Average Issue Price
Balance as of December 31, 2003	—
Granted	1,183,475	$29.26
Cancelled/forfeited	(163,625)	—

Balance as of December 31, 2004	1,019,850	—

Performance Share Awards

On November 19, 2004, the Board of Directors adopted the Senior Leadership Performance Program (the “Program”) at the recommendation of the Compensation Committee of the Board of Directors. The Program is a long-term incentive program intended to retain key executives and to motivate them to help the Company achieve its financial goals. The participants in the Program include all executive officers of the Company and a limited group of additional key executives (collectively, the “Participants”).

The Program creates for each Participant an aggregate potential award under the Program (the “Maximum Award”), an amount equivalent to the Participant’s regular annual cash bonus target opportunity as of the date on which the Program was approved. The awards will be granted if the Company achieves specified performance goals relating to earnings (the “EBITDA” Goal”) and/or cash flow (the “Cash Flow Goal”). Specifically, each

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Participant will be entitled to receive (i) a bonus in the amount equal to 50% of such Participant’s Maximum Award if the EBITDA Goal is achieved by December 31, 2006 and/or (ii) a bonus in an amount equal to 50% of such Participant’s Maximum Award if the Cash Flow Goal is achieved by December 31, 2006.

Any such bonus is payable 50% in cash and 50% in shares of the Company’s common stock issued under the 2003 Stock Incentive Plan. The number of shares to be awarded to the Participants under the Program, assuming the EBITDA Goal and Cash Flow Goal are met, is 203,234 shares. If both the EBITDA Goal and the Cash Flow Goal are achieved, the aggregate cash bonus amount to be paid out under the Program would be approximately $3 million. Awards under the Program are in addition to any award payable under the annual cash bonus program or any other compensatory plan or arrangement. Participants must be employed by the Company at the time the EBITDA Goal and/or Cash Flow Goal are achieved to be eligible for an award.

Predecessor

As of December 9, 2003, Old GCL had 69,177,037 stock options outstanding. Pursuant to the Plan of Reorganization, all Old GCL’s outstanding stock options were cancelled. Information regarding options granted and outstanding for the period January 1 to December 9, 2003 and the years ended December 31, 2002 is summarized below:

	Number of Options Outstanding	Weighted- Average Exercise Price
Predecessor:
Balance as of December 31, 2001	115,160,473	$17.92
Cancelled/forfeited	(42,748,356)	18.96

Balance as of December 31, 2002	72,412,117	$17.31
Cancelled/forfeited	(3,235,080)	$13.50
Cancellation of stock options	(69,177,037)	$17.49

Predecessor balance as of December 9, 2003	—	—

21. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a number of defined contribution plans. The principal defined contribution plans are discussed individually below. Other defined contribution plans are not significant individually and therefore have been summarized in aggregate below.

On December 31, 2001, the net assets of various plans including the Global Crossing 401(k) Plan and Frontier Employees’ Retirement Savings Plan were merged into the Global Crossing Employees’ Retirement Savings Plan (as so combined, the “Plan”). The Plan qualifies under Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of his or her annual earnings not to exceed certain limits. The Company provided 100% matching contributions up to 6% of gross compensation through February 2002. Effective March 2002 the Company provides 50% matching contributions up to 6% of gross compensation. The Company’s contributions to the Plan vest immediately. Expenses recorded by the Company relating to the Plan were approximately $4, $0, $4 and $6 for the year ended December 31, 2004, the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The Company maintains a defined contribution plan for the employees of GCUK. Each eligible employee may contribute on a tax-deferred basis a portion of his or her annual earnings not to exceed certain limits. The Company will match 100% up to the first 8% of individual employee contributions, which vest after two years. Expenses recorded by the Company relating to the plan were approximately $2, $0, $3 and $5 for the year ended December 31, 2004, the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002, respectively.

Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans were approximately $3, $0, $3 and $3 for the year ended December 31, 2004, the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003 and the year ended December 31, 2002, respectively.

Defined Benefit Plans

The Company sponsors both contributory and non-contributory employee pension plans available to eligible employees of Global Crossing North America, Inc. (f/k/a Frontier Corporation) and GCUK (f/k/a Racal Telecom). The plans provide defined benefits based on years of service and final average salary.

Global Crossing North America, Inc.’s pension plan was frozen on December 31, 1996. As of December 31, 1996 all existing plan participants became 100% vested and all employees hired after this date are not eligible to participate in the plan.

GCUK has two separate pension plans, the Global Crossing UK Pension Plan (“GCUK Pension Plan”) and the Global Crossing Railways Pension Plan (“GCUK Railway Pension Plan”). Both pension plans were closed to new employees on December 31, 1999. The GCUK Railway Pension Plan is a pension plan that splits the initial costs 60%/40% between the Company and the employees respectively.

The Company uses a December 31 measurement date for all pension plans.

Changes in the projected benefit obligation for all pension plans sponsored by the Company are as follows:

	Pension Plans
	Successor		Predecessor
	December 31, 2004	December 31, 2003	December 9, 2003
Benefit obligation at beginning of period	$58	$58	$52
Service cost	2	—	1
Interest cost	4	—	3
Actuarial loss (gain)	7	—	3
Benefits paid	(2)	—	(3)
Foreign exchange loss	6	—	2

Benefit obligation at end of period	$75	$58	$58

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Changes in the fair value of assets for all pension plans sponsored by the Company are as follows:

	Pension Plans
	Successor		Predecessor
	December 31, 2004	December 31, 2003	December 9, 2003
Fair value of plan assets at beginning of period	$60	$59	$50
Actual return on plan assets	8	1	10
Employer contribution	1	—	1
Benefits paid	(2)	—	(4)
Foreign exchange gain	6	—	2

Fair value of plan assets at end of year	$73	$60	$59

The funded status for all pensions plans sponsored by the Company is as follows:

	Pension Plans
	Successor		Predecessor
	December 31, 2004	December 31, 2003	December 9, 2003
Funded status	$(2)	$2	$1
Unrecognized net (gain) loss	2	—	—
Adjustment required to recognize minimum liability	—	3	3

Prepaid (accrued) benefit cost, net	$—	$5	$4

Amounts recognized in the statement of financial position consist of the following:

	Pension Plans
	December 31,
	2004	2003
Prepaid benefit cost	$5	$6
Accrued benefit liability	(5)	(1)
Accumulated other comprehensive loss	—	—

Net amount recognized	$—	$5

The total accumulated benefit obligation for all pension plans sponsored by the Company is $60 and $57, at December 31, 2004 and 2003, respectively.

The GCUK Pension Plan benefit obligation exceeded the fair value of plan assets at December 31, 2004 and 2003. The benefit obligation and fair value of plan assets for this plan is $12 and $7, respectively at December 31, 2004 and $9 and $5, respectively at December 31, 2003. No other pension plans benefit obligation exceeded the fair value of plan assets.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Details on the effect on operations of principal pension plans sponsored by the Company are as follows:

	Pension Plans
	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Years Ended December 31, 2002
Service cost	$2	$—	$1	$1
Interest cost on projected benefit obligation	2	—	3	4
Expected return on plan assets	(3)	—	(4)	(5)
Recognized due to emergence	—	—	5	—
Recognized curtailment (gain) loss	—	—	—	(3)

Net periodic pension (benefit) cost	1	—	5	(3)
Recognized due to spin-off to Citizens	—	—	7	—

Net (benefit) cost	$1	$—	$12	$(3)

In June 2001, the Company sold its ILEC business to Citizens. In connection with this sale, the associated pension assets and related liability were to be transferred to Citizens. As a result of the Company’s bankruptcy filing the transfer of the pension assets and related liability was delayed pending approval of the Bankruptcy Court. While the transfer of the pension assets and related liability was delayed, the Company segregated the assets related to the ILEC employees during 2001. Although the assets remained in the Company’s control as of December 31, 2002, Citizens effectively administered benefit payments to the ILEC employees for the 2002 plan year. In December 2002, the Bankruptcy Court approved the transfer of the pension assets and related liability to Citizens, with the actual transfer of the assets occurring in February 2003.

Actuarial assumptions used to determine benefit obligations for pension plans sponsored by the Company are as follows:

	December 31,
	2004	2003
Discount rate	5.25% - 6.25%	5.5-6.25%
Compensation increases	3.75%	4.5%
Expected return on assets	6.1% - 8.5%	6.5-8.5%

Actuarial assumptions used to determine net periodic benefit costs for pension plans sponsored by the Company are as follows:

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
Discount rate	5.5%-6.25%	5.6-6.25%	5.5-6.5%	5.5-6.5%
Compensation increases	4.5%	4.5%	4.5%	3.8-4.25%

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Investment strategies for all significant pension plans is as follows:

The GCUK Railways Pension Plan, which represents approximately 68% of the Company’s total plan assets as at December 31, 2004, is invested in 76% equity securities, 10% bonds, 9% real estate and 5% other assets. The current planned asset allocation strategy was determined with regard to actuarial characteristics of the GCUK Railway Pension Plan. It is based on the assumption that equities would outperform bonds over the long term and is consistent with the overall objective of long-term capital growth. The expected long-term rate of return on plan assets was calculated by the plan actuary and is based on historic returns each asset class held by the plan at the beginning of the year.

The Global Crossing North America, Inc. pension plan, which represents approximately 23% of the Company’s total plan assets as at December 31, 2004, is invested 65% in equity securities and 35% bonds which matches the target asset allocation. The target asset allocation has been derived based on the assumption that equities would outperform bonds over the long term and is consistent with the objective of long-term capital growth. The expected long-term rate of return on plan assets was calculated by the plan actuary and is based on historic returns each asset class held by the plan at the beginning of the year.

The weighted-average asset allocations by asset category for all pension plans are as follows:

	December 31,
	2004	2003
Equity securities	71%	70%
Debt securities	19%	20%
Real Estate	6%	3%
Other	4%	7%

Total	100%	100%

The Company expects to make total contributions of $1 in 2005 in respect of all pension plans.

Information for pension plan with an accumulated benefit obligation in excess of plan assets

As at December 31, 2004 and 2003 the accumulated benefit obligation (“ABO”) of the GCUK Pension Plan exceeded the fair value of the GCUK Pension Plan’s assets by $3 and $1, respectively. As a result, the Company recognized an additional minimum pension liability of $1 for the year ended December 31, 2003. No additional minimum pension liability was recorded for the year ended December 31, 2004, as the accrued benefit liability recorded was greater than the excess of the ABO over the fair value of plan assets.

The accumulated benefit obligation and fair value of assets relating to the GCUK Pension Plan were $10 and $6, respectively, at December 31, 2004, and $7 and $5, respectively, at December 31, 2003.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Amounts relating to the GCUK Pension Plan that are recognized in the consolidated statement of financial position are as follows:

	December 31,
	2004	2003
Accrued benefit liability	$(5)	$(1)
Accumulated other comprehensive loss	—	—
Net amount recognized	$(5)	$(1)

Details on the effect on operations of GCUK Pension Plan are as follows:

	Pension Plans
	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
Service cost	$1	$—	$—	$—
Interest cost on projected benefit obligation	—	—	1	1
Expected return on plan assets	—	—	—	—
Net amortization and deferral	—	—	—	—

Net (benefit) cost	$1	$—	$1	$1

None of the Company’s other pension plans’ ABO’s exceed the fair value of their respective pension plans assets as at December 31, 2004.

Benefit Payments

The following table summarizes expected benefit payments from the Company’s various pension plans through 2014. Actual benefits payments may differ from expected benefit payments.

Pension Plans
2005	$ 2
2006	2
2007	2
2008	2
2009	2
2010-2014	12

Post Retirement Benefit Plan

The Company sponsors a post-retirement benefit plan for eligible employees of Global Crossing North America, Inc. Global Crossing North America, Inc.’s post-retirement benefit plan was frozen on December 31, 1996. As of December 31, 1996 all existing plan participants became eligible for postretirement benefits and all employees hired after this date are not eligible to participate in the plan. The benefit obligation at December 31, 2004 was $1. No additional disclosures have been provided due to this obligation being immaterial.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

22. FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued construction costs, accounts payable, accrued liabilities, accrued interest, and obligations under capital leases approximate their fair value. The fair value of the GCUK Notes and GCUK cross-currency interest rate swap transaction are based on market quotes. Management believes the carrying value of the Convertible Notes and Exit Notes approximated fair value as of December 31, 2004 and 2003, respectively. The fair values are as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
GCUK Notes	$396	$401	$—	$—
Convertible Notes with controlling shareholder	$250	$250	$—	$—
GCUK cross-currency interest rate swap transaction	$—	$5	$—	$—
Exit Notes with controlling shareholder	$—	$—	$200	$200

23. COMMITMENTS, CONTINGENCIES AND OTHER

Contingencies

Amounts accrued for contingent liabilities are included in “other current liabilities”, “deferred reorganization cost—current and long-term” and “other deferred liabilities” at December 31, 2004 and 2003.

Under the Plan of Reorganization, which became effective on December 9, 2003, essentially all claims against the GC Debtors that arose prior to the commencement of the chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against the Company at that time, were included in that discharge. However, certain claims pending at that time could affect the Successor. The following is a description of those claims and of material legal proceedings in respect of claims alleged to have arisen after the commencement of the chapter 11 cases that were pending during or after the fourth quarter of 2004.

SBC Communications Inc. Claim

SBC Communications Inc. (“SBC”) has asserted that the Company is engaging in the misrouting of traffic through third-party intermediaries for the purpose of avoiding access charges payable to SBC’s local exchange carrier affiliates, allegedly in violation of certain FCC orders. SBC asserted that the Company owed it $19 through July 15, 2004. The Company responded to SBC denying the claim in its entirety.

On November 17, 2004, SBC’s local exchange carrier affiliates commenced an action against the Company and other defendants in the United States District Court for the Eastern District of Missouri. The complaint alleges that the Company, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic in a manner designed to avoid the payment of interstate and intrastate access charges.

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of such charges. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a First Amended Complaint on February 4, 2005. The First Amended Complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the First Amended Complaint on March 4, 2005.

Restatement Class Action Litigation

Following the Company’s April 27, 2004 announcement that the Company expected to restate certain of its consolidated financial statements as of and for the year ended December 31, 2003, eight separate class action lawsuits all purporting to be brought on behalf of Company shareholders were commenced against the Company and certain of its officers and directors in the United States District Courts in New Jersey, New York and California. The cases were consolidated and transferred by the Judicial Panel on Multidistrict Litigation to Judge Gerald Lynch of the United States District Court for the Southern District of New York based on his past involvement in prior cases involving the Company. On February 18, 2005, lead plaintiffs filed an amended consolidated class action complaint against the Company and two of its past and present officers.

The consolidated amended complaint alleges that the Company defrauded the public securities markets by issuing false and misleading statements that failed to disclose or indicate (i) that the Company had materially understated its accrued cost of access liabilities by as much as $80, (ii) that the Company lacked sufficient internal controls to prevent material misstatements, (iii) that the Company lacked sufficient internal controls to properly record and report accrued cost of access liabilities and operating expenses, (iv) that its financial statements were not prepared in accordance with generally accepted accounting principles, (v) that the Company did not, contrary to its representations, consistently monitor the accuracy of its systems that measured cost of access, (vi) that the Company’s results were materially inflated, and (vii) that the Company did not have a “clean” balance sheet.

The consolidated amended complaint on behalf of a class of persons who purchased or acquired the Company’s common stock between December 9, 2003 and April 26, 2004, asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs contend that the Company’s misstatement or omissions artificially inflated the price of the Company’s stock, which declined when the “true” costs were disclosed. Plaintiffs seek compensatory damages as well as other relief. If the case is not settled, defendants anticipate filing a motion to dismiss the consolidated amended complaint.

Securities and Exchange Commission Investigation

On February 5, 2002, the SEC commenced a formal investigation into the Company’s concurrent transactions for purchase and sale of telecommunications capacity and services between the Company and its carrier customers and related accounting and disclosure issues. The Company has been cooperating with the SEC by providing documents and other information to the SEC staff, which has taken testimony from current and former officers and directors of Old GCL. To resolve the SEC’s investigation, the Company and certain former officials have entered into negotiations with the SEC staff with a view to settlement, although to date a final settlement has not been reached.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Department of Justice Inquiry

In early 2002, the U.S. Attorney’s Office for the Central District of California, in conjunction with the Federal Bureau of Investigation (the “FBI”), began conducting an investigation into the Company’s concurrent transactions and related accounting and disclosure issues. The Company provided documents to the U.S. Attorney’s office and the FBI, and FBI representatives interviewed a number of current and former officers and employees of the Company. The Company does not know whether the investigation is ongoing or has concluded.

Department of Labor Investigation

In 2002, the Department of Labor (“DOL”) initiated an investigation related to the Company’s administration of its benefit plans, including the acquisition and maintenance of investments in the Company’s 401(k) employee savings plans. The Company cooperated with the DOL by providing documents and other information to the DOL staff, and the DOL interviewed a number of the officers and employees of the Company. Following its investigation, the DOL and certain current and former directors, officers and employees of Old GCL entered into settlement agreements in July 2004 resolving that investigation. Neither Old GCL nor New GCL is a party to any of those agreements. Any claims arising out of the DOL’s ability to impose a civil monetary penalty on the Company was discharged upon consummation of the Plan of Reorganization.

Claim by the United States Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the United States Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Limited (“PCL”), a former subsidiary of the Company, violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration. The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. An identical claim has also been filed in the bankruptcy proceedings of the former subsidiary in Delaware. On July 11, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the bankruptcy court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $14. Negotiations with PCL to resolve the remaining issues are ongoing but no final resolution has been reached.

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

In August 2003, the OFT extended its investigation in respect of allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine telecommunication cables on their land in the United Kingdom. The Company responded to those allegations on October 10, 2003. The Company has cooperated fully with the investigation and has supplied additional factual materials including a number of formal witness statements. By letter dated December 2, 2004, the OFT informed the Company and others that its investigation is continuing and that it will be issuing a Statement of Objections to a number of parties under investigation. The OFT has not, however, indicated which parties will be receiving such a statement and to date no findings have been made against the Company and the Company continues to deny any wrongdoing.

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

The Company’s North American network includes capacity purchased from Qwest on an IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on the Company’s ability to utilize large portions of the Company’s North American network. This litigation was stayed against the Company pending the effective date of the Plan of Reorganization, and the plaintiffs’ pre-petition claims against the Company were discharged at that time in accordance with the Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate large portions of its North American network, although it believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which the Company originally purchased this capacity. As part of a global resolution of all bankruptcy claims asserted against the Company by Qwest, Qwest agreed to reaffirm its obligations of defense and indemnity to the Company for the assertions made in this claim. In September 2002, Qwest and certain of the other telecommunication carrier defendants filed a proposed settlement agreement in the United States District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court’s injunction were opposed by a number of parties who intervened and an appeal was taken to the United States Court of Appeals for the Seventh Circuit. In a decision dated October 19, 2004, the Court of Appeals reversed the approval of the settlement and lifted the injunction. The case has been remanded to the District Court for further proceedings.

Customs Tax Audit

A tax authority in South America has concluded a preliminary audit of the Company’s books and records for the years ended December 31, 2001 and 2000 and has made certain initial findings adverse to the Company including the following: failure to disclose discounts on certain goods imported into the country, failure to include the value of software installed on certain computer equipment, and clerical errors in filed import documents. The Company has received a formal assessment in the amount of $9. The potential customs and duties exposure, including possible treble penalties to the Company, could be as high as $25 to $35. The Company is continuing to work with the tax authority to resolve the audit.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Foreign Income Tax Audit

A tax authority in South America has issued a preliminary notice of findings based on an income tax audit for calendar years 2001 and 2002. The examiner’s initial findings take the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. Based on a preliminary notice of findings, the Company estimates that a future assessment could be as high as $11, plus potential interest and penalties. The Company is continuing to work with the tax authority to resolve the issues.

Administrative Claims from the Chapter 11 Case

Under the Plan of Reorganization, claims arising after the commencement of the GC Debtors’ chapter 11 cases (“Administrative Claims”) are to be paid in full. As is typical in chapter 11 cases, Administrative Claims were asserted against the GC Debtors that far exceed the amount owed. The Successor has assumed these obligations and is in the process of resolving such Administrative Claims. The Company does not believe that the resolution of those claims will have a material adverse effect on the Successor.

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 cable, which was constructed, owned and operated by Pacific Crossing Limited (“PCL”), the Company’s former subsidiary. PCL asserts that the Company and Asia Global Crossing, another former subsidiary of ours, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1 and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by the Company and Asia Global Crossing on behalf of PCL.

Originally PCL filed an administrative expense claim in the Bankruptcy Court for $8 in post-petition services plus unliquidated amounts arising from the Company’s alleged breaches of fiduciary duty and misallocation of PCL’s revenues. The Company objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of $79 claiming the Company failed to pay revenue for services and maintenance charges relating to PC-1 capacity, failed to pay PCL for use of the related cable stations and to recover a portion of the monies received by the Company under a settlement agreement entered into with Microsoft and an arbitration award against Softbank in favor of the Company. PCL claims that the Company acted as an agent for PCL under the original capacity commitment agreement with Microsoft and Softbank and that PCL is now entitled to a share of the proceeds of both the settlement and the arbitration award. The Company expects to file an objection to the amended claim shortly.

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

Foreign Government Highways Tax

On December 20, 2004, representatives of one of the Company’s European subsidiaries were advised at a meeting with the applicable governmental agency for highways that a tax would be levied on the Company in respect of the Company’s network in that country. In particular, the tax was to be assessed on the estimated valuation of public lands across which the Company’s network is laid and would be retrospective to the date of occupancy by the Company of the lands at issue. The Company has received assessments totaling $4. All other telecommunications operators in that country whose network crosses these public lands are receiving similar assessments. The Company believes that many other operators have challenged the nature and calculation of this tax and have raised a number of technical and legal points against the assessments. The Company intends to appeal the tax assessments received in an attempt to reduce the amount assessed.

Commitments

Access, Maintenance and Other Purchase Commitment Obligations

The Company has purchase commitments with third-party access vendors that require it to make payments to purchase network services, capacity and telecommunications equipment through 2009. Some of these access vendor commitments require the Company to maintain minimum monthly and/or annual billings, in certain cases based on usage. In addition, the Company has purchase commitments with third parties that require it to make payments for operations, administration and maintenance services for certain portions of its network through 2025. Further, the Company has other purchase commitments, including expenditures to implement a network security agreement. In order to gain regulatory approval, which was a requirement for the consummation of the Plan of Reorganization from the United States government, the Company entered into an agreement to address the United States government’s national security and law enforcement concerns. Implementation of and compliance under the agreement will require ongoing capital and operating expenditures of approximately $2 per annum.

The following table summarizes the Company’s purchase commitments at December 31, 2004:

	Total	Less than 1 year (2005)	1-3 years (2006-2007)	3-5 years (2008-2009)	More than 5 years (2010-2025)
Network access services	$1,010	$439	$449	$110	$12
Maintenance services	367	73	64	28	202
Other purchase obligations	51	50	1	—	—

Total	$1,428	$562	$514	$138	$214

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Operating leases

The Company has commitments under various non-cancelable operating leases for office and equipment space, automobiles, equipment rentals and other leases. Estimated future minimum lease payments on operating leases are approximately as follows:

Year Ending December 31,
2005	$107
2006	98
2007	95
2008	92
2009	79
Thereafter	625

Total	$1,096

The leases have various expiration dates and renewal options through 2100. Certain of the Company’s operating lease agreements include scheduled rent increases over the term of the lease. In accordance with Statement of SFAS No. 13, “Accounting for Leases” the Company recognizes the rent expense on a straight-line basis and records a liability representing the rent expensed but not invoiced in other deferred liabilities. Rental expense related to office and equipment space, automobiles, equipment rentals and other leases for the year ended December 31, 2004, the periods December 10, 2003 to December 31, 2003 and January 1, 2003 to December 9, 2003 and the year ended December 31, 2002, was $101, $9, $102, and $137, respectively

24. RELATED PARTY TRANSACTIONS

Commercial relationships between the Company and ST Telemedia

During the years ended December 31, 2004 and 2003, the Company provided approximately $1.2 and $0.3, respectively of telecommunications services to subsidiaries and affiliates of ST Telemedia. Further, during the years ended December 31, 2004 and 2003 the Company received approximately $0.9 and $0.7, respectively of co-location services from an affiliate of ST Telemedia.

On the Effective Date, the Company issued $200 Exit Notes to a subsidiary of ST Telemedia.

In May 2004, the Company reached agreement with a subsidiary of ST Telemedia to provide the Company with up to $100 in financing under the Bridge Loan Facility. Under this facility, the Company borrowed $40 on June 1, 2004, an additional $40 on August 2, 2004, and a final $20 on October 1, 2004. On November 2, 2004 the Bridge Loan Facility was amended to increase the availability thereunder to $125, and the Company borrowed the additional $25 on November 5, 2004.

On December 23, 2004, the Company and ST Telemedia completed the Restructuring Agreement whereby the Company repaid $75 principal on the Exit Notes and issued $250 Convertible Notes in exchange for termination of the remaining $125 of Exit Notes and $125 Bridge Loan Facility. See Note 13 for further information on the Exit Notes, Bridge Loan Facility, Convertible Notes and Restructuring Agreement.

During the year ended December 31, 2004, the Company paid approximately $28.5 of interest related to the Exit Notes and Bridge Loan Facility to a subsidiary of ST Telemedia.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

At December 31, 2004 and 2003 the Company had approximately $4.4 and $1.0, respectively, due to ST Telemedia and its subsidiaries and affiliates and approximately $0.1 and $0, respectively, due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates relate to interest due under debt agreements and dividends due under the GCL Preferred Stock and are included in “other current liabilities” in the accompanying consolidated balance sheets.

Commercial relationships between the Company and Carlos Slim

According to filings made with the Securities Exchange Commission, Carlos Slim Helu and members of his family (collectively, the “Slim Family”), together with entities controlled by the Slim Family, held greater than 10% of New GCL’s common stock as of December 31, 2004. The members of the Slim Family may therefore be considered related parties of the Company. During the year ended December 31, 2004, the Company engaged in various commercial transactions in the ordinary course of business with telecommunications companies controlled by or subject to significant influence from the Slim Family (“Slim-Related Entities”). Specifically, during year ended December 31, 2004, the Company provided approximately $6.0 of telecommunications services to Slim-Related Entities and purchased approximately $6.0 of access related services from Slim-Related Entities.

Loans to Executive Officers

In February 2001, one of the Company’s subsidiaries made a $3.0 interest-free loan to José Antonio Ríos, an executive officer of the Company. The loan was forgiven in three equal installments on the first, second and third anniversaries of the date of grant.

During 1999 through 2002 the Company made approximately $5.0 in loans to other employees. As of December 31, 2002, all employee loans mentioned herein have been either paid in full, forgiven or fully reserved for collectibility.

Joint Venture Between AGC and ST Telemedia

On May 20, 2000, AGC entered into a non-binding memorandum of understanding with a majority owned subsidiary of ST Telemedia (“Starhub”) to enter into joint venture agreements for the purpose of forming two joint ventures, each of which was to be 50% owned by AGC and Starhub. On January 12, 2001, AGC and Starhub executed the first joint venture agreement, forming Starhub Asia Global Crossing Pte Ltd (“SAGC”). SAGC was established to build and operate backhaul and telehouses in Singapore and to connect a terrestrial network within Singapore to connect with AGC’s Pan Asian East Asia Crossing (“EAC”) subsea system. On May 8, 2002, AGC and Starhub announced that SAGC would become a wholly-owned subsidiary of AGC. This modification occurred to more appropriately reflect the respective capacity needs of AGC and Starhub. Under the terms of the modification, AGC was to continue to utilize the Starhub network for its Singapore backhaul. Similarly, Starhub was to continue to access AGC’s network for its international capacity needs. As a result of AGC’s chapter 11 petitions and subsequent sale of substantially all of AGC’s operating subsidiaries on March 11, 2003 (see Note 5), there is no longer any continuing relationship between AGC and Starhub.

Relationship with Simpson Thacher & Bartlett LLP

Simpson Thacher was the Company’s principal corporate counsel from the Company’s inception in 1997 through its bankruptcy filing in January 2002. D. Rhett Brandon, a Simpson Thacher partner, served concurrently as the Company’s acting vice president and general counsel from mid-September 2001 through February 2002, while remaining a partner of and receiving compensation from Simpson Thacher, which billed the Company fees

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

that included Mr. Brandon’s time charges, incurred at his usual hourly rate. The Company made aggregate payments of approximately $17.1 and $3.8 to Simpson Thacher for fees and disbursements in 2001 and 2002, respectively, including significant payments made within 90 days of the date on which the Company first filed for protection under the Bankruptcy Code. It is possible that a portion of these payments may be recoverable by Predecessor in an avoidance action under the Bankruptcy Code or otherwise. Pursuant to the Plan of Reorganization, Predecessor’s rights to pursue any such action were transferred to a liquidating trust established for the benefit of Predecessor’s creditors, to whom any recovery will be distributed.

CEO Employment Agreement and Loan Forgiveness

On October 3, 2001, GCL hired Mr. Legere as its chief executive officer and entered an employment agreement with him (the “October 3, 2001 Employment Agreement”). The October 3, 2001 Employment Agreement provided for a three-year term and a base salary of $1.1, a target annual bonus of $1.4, a signing bonus in the net after-tax amount of $3.5, and 5 million options to purchase GCL common stock. The agreement also changed the terms applicable to the $10 balance then outstanding on a $15.0 loan previously made by AGC to Mr. Legere in his capacity as AGC’s chief executive officer. Specifically, Global Crossing agreed to make three payments in an after-tax amount sufficient to cover all taxes attributable to the forgiveness of Mr. Legere’s loan by AGC. The tax-related payment in respect of the forgiveness of the first $5 installment was made by the Company on or about January 1, 2002. This payment, in the amount of approximately $4.8, also included a tax gross-up in respect of interest imputed on Mr. Legere’s loan in 2001. The $10.0 loan balance was forgiven in full by AGC in connection with the termination of Mr. Legere’s employment by AGC on January 11, 2002 and no tax-related payment was ever made by the Company in respect of the forgiveness of the $10.0 loan balance.

After the GC Debtors’ January 28, 2002 bankruptcy filing, on April 8, 2002, the GC Debtors filed a motion to assume the October 31, 2001 Employment Agreement, subject to certain modifications, including a temporary voluntary 30% reduction in Mr. Legere’s base salary. Mr. Legere’s employment agreement was the subject of extensive negotiation and review by the creditors committee and the agent for the Company’s bank creditors. Numerous additional concessions were made by Mr. Legere, including the waiver of tax-related payments referenced above that would have totaled approximately $8.8. In light of these concessions, the agreement provided Mr. Legere with (i) a $3.2 retention bonus payable in four equal installments on June 4, 2002, July 31, 2002, October 31, 2002 and January 31, 2003 and (ii) the opportunity to earn a performance fee up to $4.0 based on the value to be received by the creditors of the Company in its chapter 11 reorganization (the “Contingent Performance Fee”). The Bankruptcy Court approved the assumption of the modified employment agreement on May 31, 2002. The $3.2 retention bonus payments were made by the Company to Mr. Legere on the dates specified above; however, no Contingent Performance Fee was paid to Mr. Legere as his proposed new employment agreement (described below) went into effect when the Plan of Reorganization became effective.

The Company entered into a new employment agreement with Mr. Legere (the “Emergence Employment Agreement”) on December 10, 2003, the form of which was approved by ST Telemedia. This agreement superseded the October 3, 2001 Employment Agreement, except with respect to certain rights Mr. Legere had under the latter agreement relating to indemnification, liability insurance and the resolution of disputes thereunder.

The Emergence Employment Agreement: (i) provides Mr. Legere with an annual base salary of $1.1 and a target annual bonus of $1.1; (ii) entitles Mr. Legere to attend all meetings of New GCL’s Board of Directors and to receive all materials provided to the members of the Board, subject to certain limited exceptions; (iii) provides for a four-year term ending December 9, 2007; (iv) entitled Mr. Legere to a $2.7 bonus payable on the Effective Date (which was paid in December 2003); (v) entitled Mr. Legere to an initial grant of options to purchase not less than 0.69 percent of the fully diluted shares of New GCL’s common stock), such options to vest in full upon

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

termination of Mr. Legere’s employment by the Company without “cause” or upon Mr. Legere’s death, “disability” or resignation for “good reason” (as such quoted terms are defined in the agreement; such terms being collectively referred to as “Designated Terminations”); (vi) provides for the payment of severance to Mr. Legere in the event of a Designated Termination in an amount ranging from one to three times the sum of Mr. Legere’s base salary and target annual bonus, depending on the date of such termination, plus certain other benefits and payments; and (vii) entitles Mr. Legere to reimbursement (on an after-tax basis) for certain excise taxes should they apply to payments made to Mr. Legere by the Company.

Mr. Legere’s right to an initial grant of stock options was satisfied by the issuance to him of 325,000 such options on December 9, 2003. These options are included in the 2,199,000 options issued on the Effective Date (see note 20).

On January 15, 2004, Mr. Legere received a $0.5 retention plan payment as part of the $22 in aggregate retention payments made to employees of Successor.

25. SEGMENT REPORTING

The Company is a global provider of internet and long distance telecommunications facilities and related services supplying its customers with global “point to point” connectivity. Prior to September 13, 2004, through the Company’s former Global Marine subsidiary the Company also provided installation and maintenance services for subsea telecommunications systems (see Note 5). As a result of the sale of Global Marine, the Company maintains one reportable segment: telecommunications services. Segments are determined based on products and services delivered to groups of customers. The Company’s chief operating decision maker monitors the revenue streams of the various products and geographic locations, and operations are managed and financial performance is evaluated based on the delivery of multiple, integrated services to customers over a single network.

In 2005, the Company expects to reorganize the telecommunications services segment into two separate reportable segments representing the Company’s telecommunications operations at GCUK and the rest of the Company’s telecommunications operations due to organizational and financial reporting changes being implemented as a result of the issuance of the GCUK Notes on December 23, 2004 and the planned registration with the SEC of an exchange offer in respect of such securities during 2005.

The information below summarizes the products and service revenue of the Company’s telecommunications services segment:

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
Revenues:
Commercial	$1,001	$60	$988	$1,252
Consumer	17	2	26	44
Carrier:
Service revenue	1,465	102	1,507	1,533
Amortization of prior period IRUs	4	—	78	74

Total carrier	1,469	102	1,585	1,607

Consolidated revenues	$2,487	$164	$2,599	$2,903

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Company information provided on geographic sales is based on the order location of the customer. Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
Revenue(1):
United States	$1,745	$114	$1,877	$2,239
United Kingdom	668	44	631	554
Other countries	74	6	91	110

Consolidated Worldwide	$2,487	$164	$2,599	$2,903

	Successor		Predecessor
	December 31,		December 31,
	2004	2003	2002
Long-lived assets:
United States	$333	$395	$347
United Kingdom	266	252	251
International waters	208	285	251
Other countries	258	201	115
Other(2)	14	110	—

Consolidated Worldwide	$1,079	$1,243	$964

(1)	There were no individual customers for the year ended December 31, 2004, the period December 10, 2003 to December 31, 2003 and January 1, 2003 to December 9, 2003 and the year ended 2002 that accounted for more than 10% of consolidated revenue.
(2)	Long-lived assets include customer lists, trademark and trade name, goodwill and internally developed software.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

26. SUPPLEMENTAL CASH FLOW INFORMATION

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTIVITIES:
Common stock issued to holders of preferred stock	$—	$—	$24	$797

During the year ended December 31, 2004, the Company restructured its debt held by its controlling shareholder ST Telemedia and its subsidiaries and exchanged $125 of principal amount of Exit Notes and $125 of Bridge Loan Facility for $250 of Convertible Notes. See Note 14.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Changes in operating assets and liabilities:
Accounts receivable	$(80)	$6	$(24)	$39
Other current assets	25	(12)	3	31
Other long-term assets	1	1	(32)	66
Deferred revenue	31	19	105	58
Restructuring reserve	(32)	(2)	—	—
Current liabilities other than debt	91	(22)	38	343
Deferred credits and other	3	3	53	(34)

	$39	$(7)	$143	$503

Restricted cash received (disbursed) related to sale of IPC	$—	$—	$(309)	$—

Cash paid for interest and income taxes:
Cash paid for interest	$32	$1	$7	$9

Cash paid (received) for income taxes, net	$4	$(1)	$(34)	$(94)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

27. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the unaudited quarterly results of the Successor for the year ended December 31, 2004, unaudited operating results of Predecessor for the three quarters ended September 30, 2003, and the period from October 1 through December 9, 2003, and unaudited operating results of Successor for the period December 10, through December 31, 2003.

	Successor
	March 31, 2004			June 30, 2004			September 30, 2004			December 31, 2004
	As Previously Reported	Adjustments[2]	As Restated	As Previously Reported	Adjustments[2]	As Restated	As Previously Reported	Adjustments[2]	As Restated
Revenue	$664	$2	$666	$626	$2	$628	$617	$3	$620	$573
Operating loss	(83)	3	(80)	(81)	4	(77)	(85)	5	(80)	(56)
Loss from continuing operations[1]	(99)	4	(95)	(102)	5	(97)	(97)	6	(91)	(28)
Discontinued operations	(13)	—	(13)	(9)	—	(9)	(4)	—	(4)	1
Net loss	(112)	4	(108)	(111)	5	(106)	(101)	6	(95)	(27)
Loss applicable to common shareholders	(113)	4	(109)	(112)	5	(107)	(102)	6	(96)	(28)
Income (loss) from continuing operations per common share	(4.55)	0.18	(4.37)	(4.68)	0.23	(4.45)	(4.45)	0.27	(4.18)	(1.31)
Income (loss) from discontinued operations per common share	(0.59)	—	(0.59)	(0.41)	—	(0.41)	(0.18)	—	(0.18)	0.04
Income (loss) applicable to common shareholder per common share	(5.14)	0.18	(4.96)	(5.09)	0.23	(4.86)	(4.63)	0.27	(4.36)	(1.27)
Shares used in computing basic and diluted loss per share	22,000,000	22,000,000	22,000,000	22,000,000	22,000,000	22,000,000	22,000,000	22,000,000	22,000,000	22,011,339

[1]	In August 2004 the Company sold Global Marine and the Company’s interest in SBSS (see Note 5). Global Marine and SBSS is presented as a discontinued operation for all periods presented.
[2]	Adjustments recorded during 2004, which impacted previous 2004 quarterly results. The adjustments related principally to the allowances for bad debts and sales credits.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

	Predecessor				Successor
	2003 Period Ended
	March 31	June 30	September 30	October 1 to December 9	December 10 to December 31
Revenue	$690	$698	$696	$515	$164
Operating loss	(69)	(56)	(48)	(40)	(18)
Income (loss) from continuing operations	(90)	(28)	(86)	24,091	(19)
Discontinued operations[2]	(7)	1	6	852	8
Income (loss) applicable to common shareholders	(97)	(27)	(80)	24,943[1]	(11)
Income (loss) from continuing operations per basic share	(0.10)	(0.03)	(0.09)	26.49	(0.86)
Income (loss) from continuing operations per diluted share	(0.10)	(0.03)	(0.09)	25.29	(0.86)
Income (loss) from discontinued operations per basic share	(0.01)	—	0.01	0.94	0.36
Income (loss) from discontinued operations per diluted share	(0.01)	—	0.01	0.89	0.36
Income (loss) applicable to common shareholders per basic share	(0.11)	(0.03)	(0.09)	27.42	(0.50)
Income (loss) applicable to common shareholders per diluted share	(0.11)	(0.03)	(0.09)	26.19	(0.50)
Shares used in computing basic (loss) income per share	909,232,279	909,457,012	909,463,931	909,522,997	22,000,000
Shares used in computing diluted (loss) income per share	909,232,279	909,457,012	909,463,931	952,569,465	22,000,000

[1]	Includes $23,934 and $1,100 of debt and equity restructuring adjustments of Predecessor in accordance with the recapitalization provisions of fresh start accounting (see Note 2). Approximately $858 and $(9) of these adjustments relate to Global Marine’s operations, which are included in discontinued operations.
[2]	In August 2004, the Company sold Global Marine and the Company’s interest in SBSS (see Note 5). Global Marine and SBSS is presented as a discontinued operation for all periods presented.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at Beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Successor:
2004
Reserve for uncollectible accounts and sales credits	$115	$10	$1	$(38)	$88
Restructuring reserves	$186	$15	$11	$(62)	$150
Deferred tax valuation allowance	$4,127	$(1,578)	$(74)	$—	$2,475
December 10 to December 31, 2003
Reserve for uncollectible accounts and sales credits	$115	$3	$5	$(8)	$115
Restructuring reserves	$179	$—	$9	$(2)	$186
Deferred tax valuation allowance	$3,604	$523	$—	$—	$4,127
Predecessor:
January 1, 2003 to December 9, 2003
Reserve for uncollectible accounts and sales credits	$128	$45	$43	$(101)	$115
Restructuring reserves	$269	41	$11	$(142)	$179
Deferred tax valuation allowance	$3,144	$460	$—	$—	$3,604
2002
Reserve for uncollectible accounts and sales credits	$124	$75	$103	$(174)	$128
Restructuring reserves	$275	$90	$9	$(105)	$269
Deferred tax valuation allowance	$2,650	$494	$—	$—	$3,144