Form 10-K/A
period 2004-12-31
GLOBAL CROSSING LTD
filed 2005-04-28
CIK 1061322

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of April 1, 2005, was 22,499,225.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–K/A to the Annual Report on Form 10-K of Global Crossing Limited (hereinafter referred to as “the Company,” “we,” “our” or “us”) for the year ended December 31, 2004 is to disclose, as required by Item 308 of Regulation S-K, management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 as well as the audit reports by our independent registered public accounting firm, Ernst and Young LLP, on the effectiveness of the Company’s internal control over financial reporting and management’s assessment thereof.

This Amendment No. 1 on Form 10-K/A consists of: a cover page; this Explanatory Note; Item 9A; a signature page; and exhibits, including the principal executive and principal financial officer certifications required to be filed as exhibits hereto.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include many aspects of internal control over financial reporting (as defined later in this Item 9A).

In connection with the preparation of this Amendment No. 1 to our annual report on Form 10-K, management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based upon management’s evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2004 due to the deficiencies in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

The management of Global Crossing Limited is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Global Crossing Limited’s internal control over financial reporting includes those policies and procedures that:

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

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

In performing the assessment, we identified two material weaknesses in internal control over financial reporting as of December 31, 2004. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. The material weaknesses we identified are summarized as follows:

Financial Close and Reporting Process

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

Estimation Process for Bad Debt and Sales Credits

We did not maintain appropriate control over the estimation processes for the allowances for bad debt and sales credits. The process deficiency related to supervision of and communications among accounting personnel responsible for the establishment of these allowances and lack of integration among the systems used in the aging of accounts receivable. Such material weakness resulted in an audit adjustment identified by our independent registered public accounting firm representing a $19 million reduction in our allowance for bad debts and sales credits and a corresponding increase in net income in 2004.

All of the above audit adjustments were recorded in our audited financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed on March 16, 2005.

As a result of the material weaknesses described above, management’s conclusion is that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting based upon the COSO Criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited and issued a report expressing opinions on management’s assessment of the Company’s internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears below. Ernst & Young LLP has advised the Audit Committee of our Board of Directors that the material weaknesses referenced in its report were considered in determining the nature, timing, and extent of audit tests applied in its audit of the Company’s 2004 financial statements, and that its report does not affect its prior report dated March 15, 2005 on those financial statements.

Management’s Plans for Remediation of Material Weaknesses

We have implemented certain remediation measures and are in the process of creating and implementing additional remediation plans for the material weaknesses noted above. Such remediation activities include the following:

•	We hired William I. Lees, Jr., an executive with accounting and financial management expertise, to serve as Chief Accounting Officer of the Company. The principal responsibility of the position is to oversee all accounting and financial reporting matters for the Company.

•	We hired William Ginn, an executive with accounting and financial management expertise, to serve as Vice-President of Finance for our GCUK subsidiary. This is a new position which was created to oversee all accounting and financial reporting matters for GCUK.

•	We are conducting an assessment of the worldwide accounting organization in order to develop detailed plans to improve it, including the addition of experienced accounting personnel to provide additional oversight and supervision within the Finance organization.

•	We will initiate programs providing ongoing training and professional education and development plans for the accounting organization and improve internal communications procedures throughout the Company.

•	We will establish written policies and procedures to ensure that account reconciliations and amounts recorded are substantiated by detailed and contemporaneous documentary support.

•	We will identify IT strategies to further automate and integrate and thereby improve the Company’s financial reporting processes and systems by removing unnecessary manual interfaces.

We expect to complete implementation of the measures necessary to remediate the material weaknesses by the end of the third quarter of 2005.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made during the fourth quarter of 2004 that materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Global Crossing Limited

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Global Crossing Limited did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the two material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Crossing Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

The Company did not maintain appropriate control over non-routine processes, estimation processes and account reconciliations in the overall financial close process. The material weakness resulted from the following significant deficiencies: (1) diverse billing and general ledger systems not being properly integrated with each other and requiring significant manual intervention; (2) insufficient supervision of accounting personnel and insufficient review of account reconciliations; (3) several instances of amounts recorded not being substantiated by detailed and documented support; and (4) accounting personnel being unable to substantiate recorded amounts in certain cases. This material weakness resulted in audit adjustments impacting accrued liabilities ($17 million in absolute value), prepaid expenses ($12 million in absolute value), property and equipment ($19 million in absolute value) and income taxes ($2 million in absolute value). The net impact of such audit adjustments was a $14 million decrease in net income in 2004.

The Company did not maintain appropriate control over the estimation processes for the allowances for bad debt and sales credits. The process deficiencies related to supervision of and communications among accounting personnel responsible for the establishment of these allowances and lack of integration among the systems used in the aging of accounts receivable. Such material weakness resulted in an audit adjustment which resulted in a $19 million reduction in the allowance for bad debts and sales credits and a corresponding increase in net income in 2004.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 15, 2005 on those financial statements.

In our opinion, management’s assessment that Global Crossing Limited did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Global Crossing Limited has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

ERNST & YOUNG LLP

New York, New York

April 27, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 28, 2005 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN J. LEGERE
John J. Legere Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 28, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

By:	/s/ JOHN J. LEGERE
John J. Legere Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ William I. Lees, Jr.
William I. Lees, Jr. Senior Vice President Accounting & Financial Operations (Principal Accounting Officer)

By:	/s/ E.C. “PETE” ALDRIDGE, JR.
E.C. “Pete” Aldridge, Jr. Director

By:	/s/ DONALD L. CROMER
Donald L. Cromer Director

By:	/s/ ARCHIE CLEMINS
Archie Clemins Director

By:	/s/ RICHARD R. ERKENEFF
Richard R. Erkeneff Director

By:	/s/ PETER SEAH LIM HUAT
Peter Seah Lim Huat Vice Chairman and Director

By:	/s/ CHARLES MACALUSO
Charles Macaluso Director

By:	/s/ MICHAEL RESCOE Michael Rescoe Director

By:	/s/ ROBERT J. SACHS
Robert J. Sachs Director

By:	/s/ LEE THENG KIAT
Lee Theng Kiat Director

By:	/s/ LODEWIJK CHRISTIAAN VAN WACHEM
Lodewijk Christiaan van Wachem Chairman and Director

Exhibits

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).