Form 10-Q
period 2005-03-31
GLOBAL CROSSING LTD
filed 2005-05-10
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001–16201

GLOBAL CROSSING LIMITED

(Exact name of registrant as specified in its charter)

BERMUDA	98-0407042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

WESSEX HOUSE

45 REID STREET

HAMILTON HM12, BERMUDA

(Address Of Principal Executive Offices)

(441) 296-8600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2005 was 22,530,267.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$277	$365
Restricted cash and cash equivalents	7	4
Accounts receivable, net of allowances of $78 and $88	286	298
Other current assets and prepaid costs	97	98

Total current assets	667	765

Property and equipment, net	1,032	1,065
Intangible assets, net	2	14
Other assets	94	87

Total assets	$1,795	$1,931

LIABILITIES:
Current liabilities:
Accounts payable	$115	$136
Accrued cost of access	171	194
Accrued restructuring costs - current portion	36	44
Deferred revenue - current portion	82	81
Other current liabilities	366	367

Total current liabilities	770	822

Debt with controlling shareholder	250	250
Long term debt	392	396
Obligations under capital leases	85	90
Deferred revenue	129	135
Accrued restructuring costs	119	106
Other deferred liabilities	80	81

Total liabilities	1,825	1,880

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, 55,000,000 shares authorized, $.01 par value, 22,493,593 and 22,053,690 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively.	—	—
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	443	431
Accumulated other comprehensive loss	(22)	(35)
Accumulated deficit	(453)	(347)

Total shareholders’ equity (deficit)	(30)	51

Total liabilities and shareholders’ equity (deficit)	$1,795	$1,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$526	$666
Operating expenses:
Cost of access	(320)	(479)
Third party maintenance	(26)	(31)
Operating expenses	(208)	(193)
Depreciation and amortization	(37)	(43)

Total operating expenses	(591)	(746)

Operating loss	(65)	(80)

Other income (expense):
Interest expense, net	(21)	(5)
Other income (expense), net	(13)	4

Loss from continuing operations before reorganization items	(99)	(81)
Net gain on preconfirmation contingencies	2	—

Loss from continuing operations before income taxes	(97)	(81)
Provision for income taxes	(9)	(14)

Loss from continuing operations	(106)	(95)
Loss from discontinued operations, net of income tax	—	(13)

Net loss	(106)	(108)
Preferred stock dividends	(1)	(1)

Loss applicable to common shareholders	$(107)	$(109)

Loss per common share, basic and diluted:
Loss from continuing operations applicable to common shareholders	$(4.82)	$(4.36)
Loss from discontinued operations, net	—	(0.59)

Loss applicable to common shareholders	$(4.82)	$(4.95)

Shares used in computing loss per common share	22,218,596	22,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows provided by (used in) operating activities:
Net loss	$(106)	$(108)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	13
Loss on sale of property and equipment	3	—
Non-cash income tax provision	8	11
Non-cash stock compensation expense	13	5
Depreciation and amortization	37	43
Provision for doubtful accounts	—	1
Amortization of prior period IRUs	(1)	(1)
Deferred reorganization costs	(6)	(31)
Gain on preconfirmation contingencies	(2)	—
Other	17	(1)
Changes in operating assets and liabilities	(17)	31

Net cash used in operating activities from continuing operations	(54)	(37)
Net cash used in discontinued operations	—	(2)

Net cash used in operating activities	(54)	(39)

Cash used in investing activities:
Purchases of property and equipment	(24)	(29)
Proceeds from sale of equity interest in holding companies	—	4
Change in restricted cash and cash equivalents	(5)	—

Net cash used in investing activities	(29)	(25)

Cash flows used in financing activities:
Repayment of capital leases	(3)	(3)
Proceeds from exercise of stock options	1	—
Other	(1)	—

Net cash used in financing activities	(3)	(3)

Effect of exchange rate changes on cash and cash equivalents	(2)	2

Net decrease in cash and cash equivalents	(88)	(65)
Cash and cash equivalents, beginning of period	365	216

Cash and cash equivalents, end of period	$277	$151

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of sites, square footage, employees, share and per share information)

1. BACKGROUND AND ORGANIZATION

Global Crossing Limited and its subsidiaries (collectively, the “Company”) provide telecommunication services using a global Internet Protocol (“IP”) based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. All references to the “Company” include the operating subsidiaries through which the services described herein are directly provided. The Company serves many of the world’s largest corporations, providing a full range of managed data and voice products and services, and its mission is to attain leadership in global data and IP services by building on its extensive global network and IP service platform.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report for the year ended December 31, 2004 filed with the SEC on Form 10-K, as amended by the Company’s subsequent Form 10-K/A filing. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on management’s knowledge of current events, actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of the Company’s management. The Company continually evaluates the judgments, estimates and assumptions and may employ outside experts to assist in its evaluations.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying unaudited condensed consolidated financial statements for consistent presentation to the current period.

3. RESTRUCTURING ACTIVITIES

2004 Restructuring Plans

In light of ongoing adverse conditions in the telecommunications industry, particularly the continued pricing pressures for telecommunications services, the Company’s Board of Directors approved a restructuring plan on October 8, 2004 (the “October 2004 Restructuring Plan”) designed to focus on businesses that are consistent with the Company’s overall mission. The plan involves concentrating the Company’s efforts in areas that the Company anticipates will provide profitable growth opportunities and exit strategies for moving away from a number of unprofitable and non-strategic parts of the business. The plan includes initiatives to increase the Company’s focus on its core enterprise, collaboration, and carrier data sales business as well as to pursue several new business development initiatives in areas where the Company can capitalize on its IP network and capabilities. These initiatives are focused principally on global IP offerings and on expanding the Company’s distribution capabilities through indirect channels such as system integrators as well as providing enhanced services for telecommunications carriers to resell. The Company plans to redeploy certain personnel and

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

reorganize its sales and marketing efforts around these initiatives. The plan also includes downsizing the Company’s carrier voice business, primarily in North America, through pricing actions designed to maintain targeted gross margins for this service. The plan also includes the divestiture or other exiting of the Company’s operations in consumer, small business, trader voice, and calling card services. Finally the plan calls for implementing workforce reductions, facilities consolidation and other cost savings initiatives associated with the parts of the business being deemphasized noted above.

As a result of these efforts, the Company estimates that it will incur cash restructuring charges of approximately $13 for severance and related benefits in connection with the anticipated workforce reductions and an additional $2 for real estate consolidation. Through March 31, 2005 the Company has incurred $11 and $1 of restructuring charges related to severance and related benefits and facility closings, respectively. The Company began implementation of the October 2004 Restructuring Plan during the fourth quarter of 2004 and it is anticipated that payment of the restructuring activities related to employee terminations will be completed during 2005 and real estate consolidations will continue through 2008. The Company believes that the results of the initiatives undertaken with respect to the October 2004 Restructuring Plan will, over time, reduce the Company’s funding requirements, accelerate the date by which its operating cash flow will be sufficient to satisfy its anticipated liquidity requirements, and lead to overall profitability for the Company.

Restructuring charges are included in other operating expenses in the condensed consolidated statement of operations.

The table below reflects the activity associated with the restructuring reserve relating to the October 2004 Restructuring Plan for the three months ended March 31, 2005:

	Employee Separations	Facility Closings	Total
Balance at December 31, 2004	$6	$1	$7
Deductions	(3)	—	(3)

Balance at March 31, 2005	$3	$1	$4

2003 and Prior Restructuring Plans

Prior to the Company’s emergence from bankruptcy on December 9, 2003, the Company adopted certain restructuring plans as a result of the slow down of the economy and telecommunications industry, as well as its efforts to restructure while under Chapter 11 bankruptcy protection. The restructuring activities included the integration of certain global functions to more appropriately align those functional units with regional operating needs, and the elimination of certain positions within existing functions. The Company also integrated responsibilities within network operations, service delivery, and other functions. As a result of these activities, the Company eliminated approximately 5,200 positions and vacated over 250 facilities. All amounts incurred for employee separations have been paid and it is anticipated that the remainder of the restructuring liability related to facility closings for these plans will be paid through 2025.

During the three months ended March 31, 2005, the Company increased its restructuring reserves for facility closings by $24. This reserve is composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for the restructured sites (aggregating $425 as of March 31, 2005), offset by anticipated receipts from existing and future third-party subleases. As of March 31, 2005, anticipated third-party sublease receipts were $274, representing $79 from subleases already entered into and

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

$195 from subleases projected to be entered into in the future. The Company continues to review the anticipated costs and third-party sublease payments on a quarterly basis and records adjustments for changes in these estimates in the period such changes become known. During the three months ended March 31, 2005, the Company reduced its estimated third-party sublease payments due to a decline in the sublet demand for space in the applicable locales, principally in Europe.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during 2003 and prior for the three months ended March 31, 2005:

Facility Closings
Balance at December 31, 2004	$143
Change in estimated liability	24
Deductions	(10)
Foreign currency impact	(6)

Balance at March 31, 2005	$151

4. STOCK BASED COMPENSATION

The Company recognized $13 and $5 of non-cash stock related expenses for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, the Company awarded 88,326 stock options to its employees. The stock options are exercisable over a ten-year period, vest over a three-year period and have an exercise price range of $16.26 to $20.50 per share.

The Company also maintains a Senior Leadership Performance Program (the “Program”) which is intended to retain key executives and motivate them to help the Company achieve its financial goals. The Program creates for each participant an aggregate potential award under the Program in an amount equal to the participant’s regular annual cash bonus target opportunity. The awards will be granted if the Company achieves specific performance goals related to earnings and /or cash flow by December 31, 2006. Any bonus is payable 50% in cash and 50% in shares of the Company’s common stock. During the first quarter of 2005 two additional employees joined the Program. If the performance goals are met, 16,163 shares would be awarded, in total, to these two new participants.

On March 18, 2005, the Board of Directors of the Company adopted the 2005 Annual Bonus Program (the “2005 Bonus Program”). The 2005 Bonus Program is an annual bonus applicable to substantially all employees of the Company, which is intended to retain such employees and to motivate them to help the Company achieve its financial goals. Each participant is provided a target award under the 2005 Bonus Program expressed as a percentage of base salary. Actual awards under the 2005 Bonus Program will be paid only if the Company achieves specified earnings and cash flow goals. Bonus payouts under the 2005 Bonus Program will be made half in cash and, subject to shareholder approval of a sufficient increase in the shares available under the 2003 Global Crossing Limited Stock Incentive Plan, half in fully vested shares of common stock of the Company; provided that the Compensation Committee of the Board of Directors retains discretion to use cash rather than shares as the Committee deems fit. To the extent common shares are used for payment of bonus awards, such shares shall be valued based on the closing price on the NASDAQ National Market on the date financial results are certified by the Compensation Committee.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

5. COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended March 31,
	2005	2004
Net loss	$(106)	$(108)
Foreign currency translation adjustment	12	10
Unrealized on foreign currency hedge	2	—

Comprehensive loss	$(92)	$(98)

6. LOSS PER COMMON SHARE

Basic loss per common share is computed as net loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Net loss applicable to common shareholders includes preferred stock dividends of $1 for each of the three months ended March 31, 2005 and 2004. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had a net loss for the three months ended March 31, 2005 and 2004, respectively, diluted loss per common share is the same as basic loss per common share, as any potentially dilutive securities would reduce the loss per common share applicable to common shareholders.

For the three months ended March 31, 2005, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 2,442,007 stock options, 13,839,247 shares issuable upon conversion of mandatorily convertible notes, and 829,539 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Program. For the three months ended March 31, 2004, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 2,199,000 stock options, and 1,173,375 common shares issuable upon vesting of restricted stock units.

7. INCOME TAXES

For the three months ended March 31, 2005, the Company’s provision for income taxes was $9, of which $8 was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. For the three months ended March 31, 2004, the Company’s provision for income taxes was $14, of which $11 was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The reversal of the related valuation allowance that existed at the fresh start date, which would have benefited earnings under SFAS No. 109, “Accounting for Income Taxes,” has instead been recorded as a reduction of intangibles. Once intangibles are reduced to zero, any remaining realization of pre-emergence net deferred tax assets will be recorded as an increase to additional paid in capital. This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

8. CONTINGENCIES

From time to time, the Company has been party to various legal proceedings in the ordinary course of business. In January 2002, the Company’s predecessor and a number of its subsidiaries (collectively, the “GC Debtors”) commenced cases under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On December 9, 2003, the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

joint plan of reorganization of the GC Debtors (the “Plan of Reorganization”) became effective and, pursuant to the Plan of Reorganization, Global Crossing Limited (“New GCL”) became the successor to Global Crossing Ltd., a company organized under the laws of Bermuda in 1997 (“Old GCL”). Under the Plan of Reorganization, essentially all claims against the GC Debtors that arose prior to the commencement of the chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against the GC Debtors at such time, were included in that discharge. However, certain claims pending at such time could affect the Company. The following is a description of those claims and of material legal proceedings in respect of claims alleged to have arisen after the commencement of the chapter 11 cases that were pending during or after the first quarter of 2005.

SBC Communications Inc. Claim

On November 17, 2004, certain affiliates of SBC Communications Inc. (“SBC”) commenced an action against the Company and other defendants in the United States District Court for the Eastern District of Missouri. In the complaint, SBC alleges that the Company, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic in a manner designed to avoid the payment of interstate and intrastate access charges.

Plaintiffs allege five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. The complaint requests monetary and punitive damages, restitution, costs, and attorney’s fees, preliminary and permanent injuctive relief, an accounting, indemnification and other relief. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 for the time period of February 2002 through August 2004. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a First Amended Complaint on February 4, 2005. The First Amended Complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the First Amended Complaint on March 4, 2005 and is awaiting the court’s decision.

Restatement Class Action Litigation

Following the Company’s April 27, 2004 announcement that the Company expected to restate certain of its consolidated financial statements as of and for the year ended December 31, 2003, eight separate class action lawsuits all purporting to be brought on behalf of Company shareholders were commenced against the Company and certain of its officers and directors in the United States District Courts in New Jersey, New York and California. The cases were consolidated and transferred by the Judicial Panel on Multidistrict Litigation to Judge Gerald Lynch of the United States District Court for the Southern District of New York. On February 18, 2005, lead plaintiffs filed an amended consolidated class action complaint against the Company and two of its past and present officers.

The consolidated amended complaint alleges that the Company defrauded the public securities markets by issuing false and misleading statements that failed to disclose or indicate (i) that the Company had materially understated its accrued cost of access liability by as much as $80, (ii) that the Company lacked sufficient internal controls to prevent material misstatements, (iii) that the Company lacked sufficient internal controls to properly record and report accrued cost of access liabilities and operating expenses, (iv) that its financial statements were not prepared in accordance with generally accepted accounting principles, (v) that the Company did not, contrary to its representations, consistently monitor the accuracy of its systems that measured cost of access, (vi) that the Company’s results were materially inflated, and (vii) that the Company did not have a “clean” balance sheet.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

The consolidated amended complaint, which was filed on behalf of a class of persons who purchased or acquired the Company’s common stock between December 9, 2003 and April 26, 2004, asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs contend that the Company’s misstatements or omissions artificially inflated the price of the Company’s stock, which declined when the “true” costs were disclosed. Plaintiffs seek compensatory damages as well as other relief. If the case is not settled, defendants anticipate filing a motion to dismiss the consolidated amended complaint.

Securities and Exchange Commission Investigation

On February 5, 2002, the SEC commenced a formal investigation into the Company’s concurrent transactions for purchase and sale of telecommunications capacity and services between the Company and its carrier customers and related accounting and disclosure issues. On April 11, 2005, the Company consented to the entry of an administrative cease and desist order prohibiting the commission or causing of any future violations of certain reporting requirements under the Securities Exchange Act of 1934 and the rules promulgated thereunder. The consent order resolved the SEC’s investigation and did not require the Company to pay a civil penalty or any other fine.

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

United Kingdom Anti-Trust Investigation

On August 23, 2002, an investigation was commenced by the United Kingdom Office of Fair Trading (“OFT”) regarding an allegation that various subsea cable operator entities, including the Company, had engaged in an illegal agreement to collectively boycott a location in the United Kingdom (the “UK”) as a means for the landing of subsea telecommunications cables in the UK. The Company responded to that investigation in 2002 denying the allegation.

In August 2003, the OFT extended its investigation in respect of allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

telecommunication cables on their land in the UK. The Company responded to those allegations on October 10, 2003. The Company has cooperated fully with the investigation and has supplied additional factual materials including a number of formal witness statements. By letter dated December 2, 2004, the OFT informed the Company and others that its investigation is continuing and that it will be issuing a Statement of Objections to a number of parties under investigation. The OFT has not, however, indicated which parties will be receiving such a statement and to date no findings have been made against the Company and the Company continues to deny any wrongdoing. On April 15, 2005, the Company received a request for the production of certain information to which the Company has responded. If the OFT determines that the Company engaged in anti-competitive behavior, the OFT may impose a fine up to a maximum of 10% of the Company’s revenue in this field of activity in the United Kingdom for up to three years preceding the year in which the infringement ended.

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

Administrative Claims from the Chapter 11 Case

Under the Plan of Reorganization, claims arising after the commencement of the GC Debtors’ chapter 11 cases (“Administrative Claims”) are generally to be paid in full. As is typical in chapter 11 cases, Administrative Claims were asserted against the GC Debtors that far exceed the amount owed. The Company has assumed the underlying obligations and is in the process of resolving such Administrative Claims. The Company does not believe that the resolution of those claims will have a material adverse effect on its financial position, results of operations, or cash flows.

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber optic cable, which was constructed, owned and operated by Pacific Crossing Limited (“PCL”), a former subsidiary of the Company. PCL asserts that the Company and Asia Global Crossing, another former subsidiary of the Company, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by the Company and Asia Global Crossing on behalf of PCL.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

During the pendency of the Company’s Chapter 11 proceedings, on January 14, 2003, PCL filed an administrative expense claim in the Bankruptcy Court for $8 in post-petition services plus unliquidated amounts arising from the Company’s alleged breaches of fiduciary duty and misallocation of PCL’s revenues. The Company objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of $79 claiming the Company failed to pay revenue for services and maintenance charges relating to PC-1 capacity and failed to pay PCL for use of the related cable stations and seeking to recover a portion of the monies received by the Company under a settlement agreement entered into with Microsoft and an arbitration award against Softbank. PCL claims that the Company acted as an agent for PCL under the original capacity commitment agreement with Microsoft and Softbank and that PCL is now entitled to a share of the proceeds of both the settlement and the arbitration award. The Company filed an objection to the amended claim seeking to dismiss, expunge and/or reclassify the claim and PCL responded to the objection by filing a motion for partial summary judgment claiming approximately $22 million for the capacity, operations and maintenance charges and co-location charges. It is anticipated that there will be a hearing on both the objection and the motion in May 2005.

Foreign Government Highways Tax

On December 20, 2004, representatives of one of the Company’s European subsidiaries were advised at a meeting with the applicable governmental agency for highways that a tax would be levied on the Company in respect of the Company’s network in that country. In particular, the tax was to be assessed on the estimated value of public lands across which the Company’s network is laid and would be retroactive to the date of occupancy by the Company of the lands at issue. The Company has received assessments totaling $4. The Company believes that all other telecommunications operators in that country whose networks cross these public lands are receiving similar assessments. The Company believes that many other operators have challenged the nature and calculation of this tax and have raised a number of technical and legal points against the assessments. The Company has formally appealed all tax assessments received and is engaged in ongoing discussions with the taxing authority with the intention of significantly reducing the amounts assessed.

9. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three months ended March 31, 2005 and 2004, the Company provided approximately $0.2 and $0.4, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”). Further, during the three months ended March 31, 2005 and 2004, the Company received approximately $0.1 and $0.2 of co-location services from an affiliate of ST Telemedia and accrued dividends and interest of $7.8 and $6.6, respectively, related to debt and preferred stock held by affiliates of ST Telemedia.

At March 31, 2005 and December 31, 2004, the Company had approximately $12.1 and $4.4, respectively, due to ST Telemedia and its subsidiaries and affiliates, and approximately $0.1 and $0.1, respectively, due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates relate to interest due under the $250 aggregate principal amount of 4.7% payable in kind mandatory convertible notes held by subsidiaries of ST Telemedia (the “Convertible Notes”) and dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” and “other deferred liabilities,” respectively, in the accompanying consolidated balance sheets.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

Commercial relationships between the Company and the Slim Family

According to filings made with the SEC, Carlos Slim Helu and members of his family (collectively, the “Slim Family”), together with entities controlled by the Slim Family, held greater than 10% of the Company’s common stock as of March 31, 2005. Accordingly, the members of the Slim Family may therefore be considered related parties of the Company. During the three months ended March 31, 2005 and 2004, the Company engaged in various commercial transactions in the ordinary course of business with telecommunications companies controlled by or subject to significant influence from the Slim Family (“Slim-Related Entities”). Specifically, during the three months ended March 31, 2005 and 2004, the Company provided approximately $2.4 and $0.7, respectively, of telecommunications services to Slim-Related Entities and purchased approximately $1.4 and $1.2, respectively, of access related services from Slim-Related Entities.

10. DISCONTINUED OPERATIONS

Sale of Global Marine and SB Submarine Systems Company Ltd (“SBSS”)

On August 13, 2004, the Company entered into a series of agreements with Bridgehouse Marine Limited (“Bridgehouse”) for the sale of Global Marine Systems Limited (together with its subsidiaries, “Global Marine”) and the transfer of the Company’s forty-nine percent shareholding in SBSS, a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration up to $15, subject to certain conditions set forth in the agreements. During the third quarter of 2004, the Company completed the sale of Global Marine for consideration of $1. No gain or loss was recorded on the sale. As a result of this transaction, Bridgehouse has assumed all of Global Marine’s capital and operating lease commitments.

The sale of the Company’s interest in SBSS is not yet completed and is currently subject to the approval of the other joint venture holder and regulatory approval of the Chinese government, which is expected to occur by mid-2005. The Company’s agreement for the transfer of its interest in SBSS to Bridgehouse expires in October 2005.

The operating results for Global Marine and SBSS were as follows for the three months ended:

March 31, 2004
Revenue	$30
Operating expenses	43

Operating loss	(13)
Provision for income taxes	—

Loss from discontinued operations	$(13)

11. SALE OF BUSINESSES

Trader Voice

On March 22, 2005 the Company entered into an agreement to sell its Trader Voice business to WestCom Corporation (“WestCom”). On May 3, 2005, the Company completed the sale of its Trader Voice business, after receiving all necessary regulatory approvals, and received approximately $22 of net cash proceeds from the transaction, after giving effect to the payment of certain fees and the deduction of certain retained liabilities. The

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, employees, share and per share information)

net cash proceeds included a three-year, $0.7 prepayment for bandwidth and co-location services under a wholesale services agreement executed with WestCom.

Small Business Group (“SBG”)

On March 21, 2005, the Company entered into an agreement to sell its small business group to Matrix Telecom, a Platinum Equity company. Under the agreement, the Company will receive $40.5 in gross cash proceeds for SBG, which provides voice and data products to approximately 30,000 small to medium-sized businesses in the United States. The sale is subject to regulatory approval and is expected to close during the three months ended September 30, 2005. The Company expects approximately $35 in net cash proceeds from the transaction after giving effect to estimated purchase price adjustments, the payment of certain fees and the deduction of certain retained liabilities.

In addition to the agreement, the parties have entered into a long-term carrier services agreement, under which Global Crossing will provide to Matrix wholesale voice, data and IP services. Revenues under this carrier services agreement are in addition to the cash proceeds mentioned above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

As used in this quarterly report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or similar terms include Global Crossing Limited and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of data products and services based on Internal Protocol, or IP, and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network, including with respect to the development of IP protocols;

•	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	trends related to and management’s expectations regarding results of operations, revenues and cash flows, including but not limited to those statements set forth below in this Item 2; and

•	business restructuring activities sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K. Also note that we provide the following cautionary discussion of risks and uncertainties related to our business. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Section 21E of the Securities Exchange Act of 1934. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

Risks Related to Liquidity and Financial Resources

•	We incurred substantial operating losses, which have continued in 2005. If we are unable to improve operating results to achieve positive cash flows in the future, we may be unable to meet our anticipated liquidity requirements.

•	The covenants in our debt instruments restrict our financial and operational flexibility.

•	Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial restructuring flexibility.

Risks Related to our Operations

•	We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

•	Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

•	The operation, administration, maintenance and repair of our systems are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design life.

•	We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions.

•	Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our net loss may suffer due to currency translations.

•	We have material weaknesses in our internal controls and we face possible difficulties and delays in improving such controls.

•	Our Global Crossing (UK) Telecommunications Limited subsidiary’s (together with its subsidiaries, “GCUK”) revenue is concentrated in a limited number of customers, and such customers have certain rights to terminate their contracts or to simply cease purchasing services thereunder.

•	We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

•	The calculation of our real estate restructuring reserve involves the estimation of receipts from subleases to third parties, including projections of material receipts from subleases to be entered into the future. Although we believe these estimates to be reasonable, actual sublease receipts could turn out to be materially different than we have estimated.

Risks Related to Competition and our Industry

•	The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

•	Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

•	Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

•	Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

•	Our operations are subject to regulation in the United States and abroad and require us to obtain and maintain a number of governmental licenses and permits. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

•	Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

Risks Related to Our Common Stock

•	A subsidiary of ST Telemedia is our majority stockholder and the voting rights of other stockholders are significantly limited.

•	Future sales of our common stock could adversely affect its price and/or our ability to raise capital.

•	The continued listing of our common stock on the Nasdaq National Market is subject to the Company’s timely filing of all periodic reports with the Securities and Exchange Commission (the “SEC”) due on or prior to September 30, 2005.

For a more detailed description of these risks and important additional risk factors, see Item 1, “Business—Cautionary Factors That May Affect Future Results,” in our annual report on Form 10-K for the year ended December 31, 2004.

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

Due to certain organizational and financial reporting changes relating to the issuance of the GCUK Notes and the planned registration with the SEC of an exchange offer in respect of such securities during 2005, in the first quarter of 2005 we evaluated the status of anticipated changes in management structure and the possible requirement to treat GCUK as a reportable segment in accordance with Statements of Financial Accounting Standards No. 131, “Disclosures about segments of an Enterprise and Related Information” (“SFAS 131”). Since our chief operating decision maker continues to make decisions regarding allocation of the Company’s resources based primarily on our globally integrated functional groups (e.g., sales, customer service, network operations, information technology, finance, legal and human resources), we have determined that the Company continues to operate as one reportable segment engaged in the telecommunications services business. We will continue to monitor and assess the impact of organizational and management developments on our analysis under SFAS 131.

First Quarter 2005 Highlights

As previously disclosed in October 2004, we initiated a restructuring plan to focus our operations on our core enterprise and carrier data sales business and to pursue several new business initiatives in areas where we can capitalize on our IP network and capabilities, de-emphasize lower margin services, specifically carrier voice services, and exit non-core operations lines of business. During the first quarter of 2005, we continued implementing these restructuring activities, which resulted in anticipated reductions in revenue from our carrier voice line of business, growth in revenue of our core lines of business, improvement in our total gross margin and the execution of agreements for the sale of two non-core lines of our business as described below.

Our gross margin is calculated by subtracting our cost of access expense from revenue (see table below). As a result of our business restructuring activities above and cost of access initiatives we have significantly increased our gross margin in absolute terms and as a percentage of consolidated revenue. Our consolidated gross margin increased $19 million in the first quarter of 2005 compared with the first quarter of 2004. The increase comprises a $24 million improvement in gross margins in the Company’s operations outside of the United Kingdom, partially offset by a $5 million reduction in gross margins from GCUK.

	Three Months Ended March 31, 2005	% of Revenue	Three Months Ended March 31, 2004	% of Revenue
	(in millions)		(in millions)
Consolidated revenue	$526	100%	$666	100%
Cost of access	(320)	(60.8)%	(479)	(71.9)%

Gross margin	$206	39.2%	$187	28.1%

On March 22, 2005 we entered into an agreement to sell our financial industry trader voice business (“Trader Voice”) to WestCom Corporation (“WestCom”). On May 3, 2005, we completed the sale of Trader Voice after receiving all necessary regulatory approvals, and received approximately $22 million of net cash proceeds from the transaction, after giving effect to the payment of certain fees and the deduction of certain retained liabilities. The net cash proceeds included a three-year, $0.7 million prepayment for bandwidth and co-location services under a wholesale services agreement executed with WestCom.

On March 21, 2005, we entered into a purchase agreement to sell our small business group (“SBG”) to Matrix Telecom, a Platinum Equity company. Under the agreement, the Company will receive $40.5 million in gross cash proceeds for SBG, which provides voice and data product to approximately 30,000 small to medium-sized businesses in the U.S. The sale is subject to regulatory approval and is expected to close during the three months ended September 30, 2005. We expect approximately $35 million in net cash proceeds from the transaction after giving effect to estimated purchase price adjustments, the payment of certain fees and the deduction of certain retained liabilities.

During the first quarter of 2005, our operations continued to generate negative cash flows, which reduced our available liquidity. At March 31, 2005 we had $277 million of unrestricted cash. We expect our available liquidity to continue to decline substantially during the remainder of 2005 due to operating cash flow requirements and estimated payments related to deferred reorganization costs. We expect our quarterly cash flows used by operations to improve during the remainder of 2005 as a result of further implementation of our restructuring plan discussed above. Based on our business plan, our expectation is that cash on hand, together with proceeds from anticipated sales of non-core assets (including those describe above), marketable securities and Indefeasible Rights of Use will provide us with the liquidity needed to fund our operations until we start to generate positive cash flow at some point in the second half of 2006.

During the three months ended March 31, 2005, we increased our restructuring reserves, related to 2003 and prior restructuring plans, for facility closings by $24 million. This reserve is composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for the restructured sites (aggregating $425 million as of March 31, 2005), offset by anticipated receipts from existing and future third-party subleases. As of March 31, 2005, anticipated third-party sublease receipts were $274 million, representing $79 million from subleases already entered into and $195 million from subleases projected to be entered into in the future. We continue to review our anticipated costs and third-party sublease payments on a quarterly basis and record adjustments for changes in the estimates in the period such changes become known. During the three months ended March 31, 2005, we reduced our estimated third-party sublease payments due to a decline in the sublet demand for space in the applicable locales, principally in Europe. At March 31, 2005, we maintain a restructuring reserve for facility closings of $151 million.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon the accompanying condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on our knowledge of current events, actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of our Company’s management, who continually evaluate the judgments, estimates and assumptions and may employ outside experts to assist in the evaluations.

Certain of our accounting policies are deemed “critical,” as they are both most important to the financial statement presentation, and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2004, as management believes there have been no significant changes regarding our critical accounting policies since such time.

Results of Operations

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
	(in millions)
Revenue	$526	$666	$(140)	(21)%
Cost of access	(320)	(479)	(159)	(33)%
Third party maintenance	(26)	(31)	(5)	(16)%
Other operating expenses	(208)	(193)	15	8%
Depreciation and amortization	(37)	(43)	(6)	(14)%

Operating loss	(65)	(80)
Interest expense, net	(21)	(5)	16	320%
Other income (expense), net	(13)	4	17	425%

Loss from continuing operations before reorganization items	(99)	(81)
Net gain on preconfirmation contingencies	2	—	(2)	—

Loss from continuing operations before income taxes	(97)	(81)
Provision for income taxes	(9)	(14)	(5)	(36)%

Loss from continuing operations	(106)	(95)
Loss from discontinued operations, net of income tax	—	(13)	(13)	—

Net loss	$(106)	$(108)
Preferred stock dividends	(1)	(1)	—	—

Loss applicable to common shareholders	$(107)	$(109)

Revenue. Revenues for the three months ended March 31, 2005 and 2004 reflect the following changes.

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
	(in millions)
Revenues:
Enterprise, carrier data and indirect channels	$273	$268	$5	2%
Carrier voice	219	351	(132)	(38)%
Consumer voice, small business group and trader voice	34	47	(13)	(28)%

Consolidated revenues	$526	$666	$(140)	(21)%

Enterprise, carrier data, and indirect channels. Enterprise, carrier data and indirect channels represent areas in which we are investing our resources to grow our business. Enterprise consists of the provision of voice, data and collaboration services to our customers other than carriers, consumers, and Trader Voice and SBG customers. Carrier data consists of the provision of our data products, including IP, transport and capacity services, to our telecommunications carrier customers. Indirect channels consist of the provision of voice, data and managed services through partnerships with telecommunications carriers and system integrators. Revenue in these areas increased in the first quarter of 2005 compared with the first quarter of 2004 as a result of customer acquisition and existing customer base growth in specific enterprise and carrier target markets which resulted in an increase in sales volume. There was a modest increase in revenue related to sales through indirect channels. The increase in revenue related to increases in sales volume to new and existing customers, which were partially offset by declines in prices for both voice and IP access telecommunications services as well as customer attrition. Prices for commoditized voice and IP access services declined approximately 15% and 30%, respectively, while prices for premium products such as IP VPN, video conferencing and managed services, declined minimally. Revenue from our GCUK subsidiary declined $3 million to $111 million in the first quarter of 2005 compared with $114 million in the first quarter of 2004.

Carrier voice. Carrier voice represents the provision of domestic and international voice services to our carrier customers. Carrier voice revenues decreased in the first quarter of 2005 compared with the first quarter of 2004 as a result of: our business restructuring activities announced in the fourth quarter of 2004 to downsize our carrier voice business through pricing actions designed to maintain targeted gross margins; the tightening of our payment terms for long distance reseller customers, which resulted in the non-renewal of certain low margin wireless contracts; and a slight decrease in average unit prices

Consumer voice, SBG and Trader Voice. Consumer voice, SBG and Trader Voice represent non-core lines of business that we are either divesting or exiting. Revenue for these lines of businesses declined in the first quarter of 2005 compared with the first quarter of 2004 a result of pricing reductions and the minimization of our investment in these non-core lines of businesses. As described above in this Item under “Executive Summary – First Quarter 2005 Highlights,” we have sold Trader Voice and entered into an agreement to sell SBG.

Cost of access. Cost of access primarily includes (i) usage based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and (ii) charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers. Cost of access charges decreased as a result of: our cost of access initiatives to optimize the access network and effectively lower cost of access unit prices; reductions in the amount of usage-based access services purchased due to lower carrier voice sales volume; and a more favorable mix of sales of data, IP and managed services.

Third-party maintenance. Third-party maintenance expenses decreased as a result of renegotiating certain maintenance agreements. Specific renegotiations included term extensions, which resulted in lower annual charges, and amendments to change maintenance charges from a standing fixed charge to a variable charge based on actual vendor time and material charges incurred.

Operating expenses. Operating expenses consist of (i) cost of sales relating to our managed services and collaboration services; (ii) real estate and network operations-related expenses, including all administrative real estate costs; (iii) salaries and benefits; (iv) restructuring costs; (v) stock-related expenses related to employee stock options and restricted stock units; (vi) cash incentive compensation; and (vii) non-income taxes, including property taxes on owned real estate and trust fund related taxes such as gross receipts taxes, franchise taxes and capital taxes.

The increase in operating expenses for the first quarter of 2005 compared with the first quarter of 2004 is primarily a result of (i) a $21 million increase in restructuring costs as a result of lowering our estimated sublease payments to be received for restructured facilities related to 2003 and prior restructuring plans; (ii) an $8 million increase in stock related expenses as a result of additional grants during 2004 after the first quarter and 50% of our 2005 annual bonus being payable in restricted stock units, subject to shareholder approval of a sufficient increase in the shares available (as opposed to the 2004 annual bonus, which was payable 100% in cash); and (iii)

a $4 million increase in cash incentive compensation related to accruing the 2005 annual bonus program at full plan targets (as opposed to the 2004 annual bonus program, which was accrued at a significant discount due to performance below bonus plan targets) and recording expenses related to the cash portion of the Senior Leadership Performance Program.

The increase in operating expenses is offset partially by decreases in the following: (i) a $4 million decrease in salaries and benefits as a result of a reduction in workforce related to our business restructuring activities implemented in the fourth quarter of 2004, partially offset by an increase in sales commissions; (ii) a $4 million decrease in real estate and network operations related expenses as a result of receiving approximately $2 million in property tax rebates and recording lower property tax charges during the first quarter of 2005; and (iii) a decrease of $7 million in miscellaneous expenses, including the impact of a $5 million excess medical contribution on the first quarter of 2005.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. Depreciation and amortization decreased in the first quarter of 2005 as a result of (i) a significant reduction in intangible amortization as a result of reductions in intangible assets due to fresh start accounting and tax adjustments during 2005 and 2004 and (ii) a decrease in prepaid installation amortization due to the write-off of prepaid installation charges during 2004. The decrease related to these items was partially offset by accelerated depreciation related to certain fixed assets that were decommissioned in February 2005 and depreciation expense from capital purchases made after the first quarter of 2004.

Interest expense, net. Interest expense includes interest related to the $200 million in aggregate principal amount of 10.75% United States dollar denominated senior secured notes and £105 million principal amount of 11.75% pounds sterling denominated senior secured notes (collectively, the “GCUK Notes”), the $250 million aggregate principal amount of 4.7% payable in kind mandatory convertible notes (the “Convertible Notes”), capital lease obligations, certain tax liabilities and amortization of deferred finance costs related to the GCUK Notes and interest income. Interest expense for the three months ended March 31, 2005 increased $16 million primarily due to interest incurred under the GCUK Notes and Convertible Notes, which were issued in December 2004.

Other income (loss), net. Other income (loss), net decreased in the first quarter of 2005 primarily as a result of changes in the amount of gains and losses resulting from foreign currency impacts on transactions and an $8 million gain in the first quarter of 2004 for recovery of legal fees incurred for class action lawsuits under our directors and officers liability insurance policy. Foreign currency transaction losses increased $7 million to $13 million compared with $6 million in the first quarter of 2004.

Provision for income taxes. Provision for income taxes decreased primarily as a result of a change in the mix of earnings to jurisdictions with lower tax rates and a reduction in the liability for asset taxes.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At March 31, 2005, our available liquidity consisted of $277 million of unrestricted cash and cash equivalents. In addition, we also held $22 million in restricted cash and cash equivalents of which $15 million is included in other assets in the accompanying unaudited condensed consolidated balance sheet. The restricted cash and cash equivalents represent collateral relating to certain rental guarantees, performance bonds, letters of credit and deposits.

For each period since we commenced operations, we have incurred substantial operating losses. For the three months ended March 31, 2005, we posted a net operating loss of approximately $65 million and utilized net cash for operating and investing activities aggregating approximately $83 million. In the near term, our existing and projected operations are not expected to generate cash flows sufficient to pay our expected operating expenses, fund our expected capital expenditure requirements, meet our debt service obligations and meet our restructuring cost requirements. We expect our available liquidity to substantially decline in 2005 due to operating cash flow requirements and Plan of Reorganization-related payments for deferred reorganization costs. However, during the fourth quarter of 2004, we completed a recapitalization plan pursuant to which we restructured existing indebtedness with ST Telemedia and its subsidiaries and raised additional financing. Based on our business plan, our expectation is that this financing, together with proceeds from anticipated sales of IRUs, marketable securities and non-core assets (including SBG and Trader Voice), will provide us with the liquidity needed to fund our operations until we start to generate positive cash flow at some point in the second half of 2006.

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon dividends and inter-company transfer of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world. Certain of our subsidiaries have cash on hand that exceeds their immediate requirements but that cannot be distributed or loaned to us or our other subsidiaries to fund our or their operations due to contractual restrictions or legal constraints related to the solvency of such entities. These restrictions could cause us or certain other subsidiaries to become and remain illiquid while other subsidiaries have sufficient liquidity to meet their liquidity needs.

In particular, GCUK serves as a source of funding for us and our other subsidiaries, and we expect to continue to use GCUK as a source of funding, subject to the covenants in the GCUK Notes indenture and restrictions under English law. Because of losses that GCUK has accumulated, it will not be possible for GCUK to pay dividends to its parent company, an indirect subsidiary of ours, until such time as these losses have been reduced and thereafter only to the extent of any available profit. Until that time, any funds to be made available by GCUK to us and our other subsidiaries will be made through inter-company loans. However, GCUK’s ability to make loans to us and our other subsidiaries is restricted by the indenture governing the GCUK Notes. Under that indenture, such a loan (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test and (ii) would be limited to, among other things, 50% of GCUK’s consolidated net income plus non-cash charges minus capital expenditures (“Designated GCUK Cash Flow”). Under the indenture governing the Convertible Notes, loans from GCUK made to us or our other subsidiaries must be subordinated to the payment of obligations under the Convertible Notes. The terms of any inter-company loan by GCUK to us or our other subsidiaries must be agreed to by the board of directors of GCUK, including its independent members, who are also members of its audit committee. In addition, within 120 days after the end of the period beginning on December 23, 2004 and ending December 31, 2005 and for each twelve month period thereafter, GCUK must offer to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of Designated GCUK Cash Flow from that period. To the extent that holders of GCUK Notes do not fully participate in the repurchase offer, the loan or dividend of any remaining proceeds up to this additional 50% of Designated GCUK Cash Flow to the Company and its affiliates would be permitted, subject to the limitations on restricted payments described above.

A default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under the indenture for the Convertible Notes and may trigger cross-default provisions under any working capital facility or other financing that we may arrange. This could lead the applicable debt holders to accelerate the maturity of their relevant debt instruments, foreclose on our assets and adversely affect our rights under other commercial agreements, which would have a material adverse effect on our financial condition. In addition, in the event of a “Conversion Restriction” (as defined in the indenture for the Convertible Notes), we could be required to redeem the Convertible Notes for $250 million, plus accrued interest at 11% (calculated retroactively from the issue date).

Depending upon business opportunities and market conditions arising from time to time, we may in the future enter into additional financing arrangements, which could include a working capital facility. Our ability to do so is subject to the limitations in the covenants in our outstanding debt instruments and to the rights of ST Telemedia under our outstanding preferred shares (see Item 5 “Market for the Registrant’s Common Stock and Related Stockholder Matters - Description of New Global Crossing Equity Securities”, of our 2004 annual report on Form 10-K).

Indebtedness

At March 31, 2005, we had $642 million of long-term indebtedness outstanding, consisting of $392 million GCUK Notes and $250 million of Convertible Notes. We did not incur any new indebtedness during the first quarter of 2005. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, of our 2004 10-K, for a description of the GCUK Notes and Convertible Notes. We are in compliance with all covenants under the GCUK Notes and Convertible Notes indentures.

Cash Management Impacts and Working Capital

Our working capital deficit increased $46 million to a working capital deficit of $103 million at March 31, 2005 compared to a working capital deficit of $57 million at December 31, 2004. This increase is primarily a result of operating cash flow losses and capital expenditures.

Cash Flow Activity for the three months ended March 31, 2005

Cash and cash equivalents decreased $88 million during the three months ended March 31, 2005 to $277 million from $365 million at December 31, 2004. The decrease resulted from continued operating cash flow losses and payments made for capital expenditures, restructuring costs and deferred reorganization costs.

During the first quarter of 2005, we collected approximately $557 million of cash receipts from sales of services. We also collected approximately $3 million related to prepaid service/IRU agreements. Operating expense disbursements were approximately $623 million for the first quarter of 2005. Cash paid for capital expenditures and the repayment of capital lease obligations were approximately $24 million and $3 million, respectively. Payments related to deferred reorganization costs and restructuring costs were approximately $6 million and $12 million, respectively, during the first quarter of 2005. Miscellaneous receipts collected during the first quarter of 2005 were approximately $25 million, which included approximately $13 million related to VAT refunds, $1 million related to a property tax rebate, and $3 million in other miscellaneous receipts.

The following table is a summary of our condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,		$ Increase/ (Decrease)
	2005	2004
	(in millions)
Net cash flows used in operating activities	$(54)	$(39)	$15
Net cash flows used in investing activities	(29)	(25)	4
Net cash flows used in financing activities	(3)	(3)	—
Effect of foreign exchange rates on cash and cash equivalents	(2)	2	4

Net decrease in cash and cash equivalents	$(88)	$(65)	$23

Cash Flows from Operating Activities

Cash flows used in operations increased in the first quarter of 2005 as compared with the first quarter of 2004 primarily as a result of lower cash flows provided from changes in operating assets and liabilities. Cash flows provided from changes in operating assets and liabilities decreased $48 million in the first quarter of 2005 to $(17) million from $31 million in the first quarter of 2004. The decrease was primarily due to a $35 million reduction in prepaid service/IRU receipts in the first quarter of 2005. During the first quarter of 2004 we received $38 million of receipts related to a prepaid service/IRU from one customer, which represented the final installment due under a settlement agreement entered into during 2003. Changes in operating assets and liabilities are subject to significant variability from quarter to quarter depending on the timing of operating cash receipts and payments. The increase in cash flows used in operations was partially offset by a decrease in reorganization payments. Deferred reorganization cost decreased $25 million in the first quarter of 2005 to $6 million as compared with $31 million in the first quarter of 2004. The decrease in reorganization related payments is due to the majority of payments owed to access providers and other non-tax authority claimants being due during 2004. GCUK’s cash flows provided by operations in the first quarter of 2005 was $11 million.

Cash Flows from Investing Activities

Cash flows used in investing activities increased in the first quarter of 2005 compared with the first quarter of 2004 primarily due to a $5 million increase in restricted cash and receipt of $4 million in proceeds for the sale of our equity interests in two non-operating holding companies in the first quarter of 2004. The increase in restricted cash is related to cash collateralizing a letter of credit for the resolution of a disputed property tax assessment on our capital assets in a foreign jurisdiction and a $1 million security deposit for an office building. The increase was partially offset by a decrease of $5 million in capital expenditures in the first quarter of 2005 compared with the first quarter of 2004. Capital expenditures in the first quarter of 2005 primarily related to network and information technology expenditures. The network expenditures primarily consist of capital spending to meet our anticipated network needs to acquire and/or expand existing customer service requirements. These expenditures include significant amounts to begin the process of converting several of our points of presences from time division multiplexing technology to voice over Internet protocol technology. The information technology expenditures include projects to upgrade our software to support local number portability. GCUK’s cashflows used in investing activities in the first quarter of 2005 was $6 million.

Cash Flows from Financing Activities

Cash flows from financing activities for the three months ended March 31, 2005 include the repayment of capital lease obligations, proceeds for the exercise of stock options, and financing costs related to the GCUK Notes. Cash flows from financing activities for the three months ended March 31, 2004 were limited to the repayment of capital lease obligations. The majority of the capital lease payments related to GCUK’s network along railway routes in the United Kingdom. GCUK’s cashflows used in financing activities in the first quarter of 2005 was $4 million.

Contractual Cash Commitments

There were no material changes in our contractual cash commitments during the three months ended March 31, 2005.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our revenue in our carrier sales channel is generated from services to other carriers in the telecommunications industry. For the three months ended March 31, 2005 and 2004, our revenues from the carrier voice sales channel represented approximately 42% and 53%, respectively, of our consolidated revenues.

Off-balance sheet arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the Company’s 2004 annual report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2005 due to deficiencies in our internal control over financial reporting. These deficiencies, which were previously identified as material weaknesses in internal control over financial reporting as of December 31, 2004 in our Amendment No. 1 on Form 10-K/A filed on April 28, 2005, can be summarized as follows: (i) we did not maintain appropriate control over non-routine processes, estimation processes and account reconciliations in the overall financial close process and (ii) we did not maintain appropriate control over the estimation processes for the allowances for bad debt and sales credits. Please see our Form 10-K/A for a further description of these material weaknesses and a description of our remediation plan. We expect to complete implementation of the measures necessary to remediate the material weaknesses by the end of the third quarter of 2005.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the first quarter of 2005.

During the first quarter of 2005, we began implementing remediation measures by hiring William I. Lees, Jr., an executive with accounting and financial management expertise, who commenced employment as our Chief Accounting Officer. Mr. Lees is responsible for overseeing all accounting and financial reporting matters of the Company. Additionally, on April 1, 2005, we hired William Ginn, an executive with accounting and financial management expertise, to serve as Vice-President Finance for our GCUK subsidiary.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8, “Contingencies,” to the accompanying unaudited condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Extraordinary General Meeting of Shareholders on February 28, 2005 to consider and act upon a proposal to approve the anti-dilution provisions of the Convertible Notes and to ratify the issuance of such notes and the Board of Director’s approval of the issuance of the common shares into which they are convertible. These anti-dilution provisions provide that if the Company were to engage in a new equity issuance within six months of the December 23, 2004 date on which the Convertible Notes were issued at a price per common share less than $15.49, the number of common shares into which the Convertible Notes would be convertible would be increased proportionally pursuant to a formula described in the Convertible Notes indenture. This Proposal was approved at the Extraordinary General Meeting, with the specific voting results as follows:

Proposal Number and Description	Shares For	Shares Against	Abstentions
1. Proposal to consider and act upon a proposal to approve the anti-dilution provisions of Global Crossing’s $250 million aggregate principal amount of 4.7% Senior Secured Mandatory Convertible Notes due 2008 and to ratify the issuance of such notes and the Board of Director’s approval of the issuance of the common shares into which they are convertible.	27,161,405	34,480	7,294

Item 6. Exhibits

Exhibits filed as part of this report are listed below.

2.9	Asset Purchase Agreement by and between Global Crossing Telecommunications, Inc. and Matrix Telecom, Inc. dated as of March 19, 2005 (filed herewith). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.)

2.10	Asset Purchase Agreement between Global Crossing Holdings Limited and WestCom Corporation, dated as of March 25, 2005 (filed herewith). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.) The registrant has applied for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been filed separately with the Securities and Exchange Commission.

10.21	Employment Agreement, as amended, dated as of September 4, 2000 between Phil Metcalf and Global Crossing Network Centre (UK) Ltd. (filed herewith).

10.22	Global Crossing Limited 2005 Annual Bonus Program (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 10, 2005 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville Chief Financial Officer (Principal Financial Officer)

By:	/s/ WILLIAM I. LEES, JR.
William I. Lees, Jr. Senior Vice President Accounting & Financial Operations (Principal Accounting Officer)