Form 10-Q
period 2005-06-30
GLOBAL CROSSING LTD
filed 2005-08-09
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2005 was 22,554,804.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$305	$365
Restricted cash and cash equivalents	7	4
Accounts receivable, net of allowances of $59 and $88	233	298
Prepaid assets and other current assets	109	98

Total current assets	654	765

Property and equipment, net of accumulated depreciation of $179 and $124	1,002	1,065
Intangible assets, net of accumulated amortization of $0 and $11	—	14
Other assets	91	87

Total assets	$1,747	$1,931

LIABILITIES:
Current liabilities:
Accounts payable	$136	$136
Accrued cost of access	174	194
Accrued restructuring costs—current portion	35	44
Deferred revenue—current portion	67	81
Other current liabilities	401	367

Total current liabilities	813	822

Debt with controlling shareholder	250	250
Long term debt	385	396
Obligations under capital leases	70	90
Deferred revenue	125	135
Accrued restructuring costs	101	106
Other deferred liabilities	74	81

Total liabilities	1,818	1,880

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, 55,000,000 shares authorized, $.01 par value, 22,547,136 and 22,053,690 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	—	—
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	465	431
Accumulated other comprehensive loss	(10)	(35)
Accumulated deficit	(528)	(347)

Total shareholders’ equity (deficit)	(71)	51

Total liabilities and shareholders’ equity (deficit)	$1,747	$1,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$499	$628	$1,025	$1,294

Operating expenses:
Cost of access	(311)	(450)	(631)	(929)
Third party maintenance	(24)	(27)	(50)	(58)
Other operating expenses	(191)	(189)	(399)	(382)
Depreciation and amortization	(33)	(39)	(70)	(82)

Total operating expenses	(559)	(705)	(1,150)	(1,451)

Operating loss	(60)	(77)	(125)	(157)

Other income (expense):
Interest expense, net	(23)	(8)	(44)	(13)
Other income (expense), net	12	1	(1)	5

Loss from continuing operations before reorganization items	(71)	(84)	(170)	(165)

Net gain on preconfirmation contingencies	10	—	12	—

Loss from continuing operations before income taxes	(61)	(84)	(158)	(165)

Provision for income taxes	(15)	(13)	(24)	(27)

Loss from continuing operations	(76)	(97)	(182)	(192)
Income (loss) from discontinued operations, net of income tax	1	(9)	1	(22)

Net loss	(75)	(106)	(181)	(214)

Preferred stock dividends	(1)	(1)	(2)	(2)

Loss applicable to common shareholders	$(76)	$(107)	$(183)	$(216)

Income (loss) per common share, basic and diluted:

Loss from continuing operations applicable to common shareholders	$(3.41)	$(4.45)	$(8.22)	$(8.82)

Income (loss) from discontinued operations, net	$0.04	$(0.41)	$0.04	$(1.00)

Loss applicable to common shareholders	$(3.37)	$(4.86)	$(8.18)	$(9.82)

Shares used in computing loss per common share	22,522,590	22,000,000	22,371,433	22,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2005	2004
Cash flows provided by (used in) operating activities:
Net loss	$(181)	$(214)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	(1)	22
Gain on sale of property and equipment	(2)	—
Gain on sale of marketable securities	(2)	—
Gain on sale of assets	(14)	—
Non-cash income tax provision	19	21
Non-cash stock compensation expense	25	13
Depreciation and amortization	70	82
Provision for doubtful accounts	—	4
Amortization of prior period IRUs	(2)	(2)
Deferred reorganization costs	(10)	(58)
Gain on preconfirmation contingencies	(12)	—
Other	31	1
Changes in operating assets and liabilities	26	8

Net cash used in operating activities from continuing operations	(53)	(123)
Net cash provided by discontinued operations	—	2

Net cash used in operating activities	(53)	(121)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(46)	(52)
Proceeds from sale of property and equipment	—	1
Proceeds from sale of marketable securities	1	12
Proceeds from sale of assets	55	—
Proceeds from sale of equity interest in holding companies	—	4
Change in restricted cash and cash equivalents	(6)	(10)

Net cash provided by (used in) investing activities	4	(45)

Cash flows provided by (used in) financing activities:
Proceeds from short-term borrowings with controlling shareholder	—	40
Repayment of capital lease obligations	(7)	(7)
Proceeds from exercise of stock options	2	—
Other	(2)	—

Net cash provided by (used in) financing activities	(7)	33

Effect of exchange rate changes on cash and cash equivalents	(4)	3

Net decrease in cash and cash equivalents	(60)	(130)

Cash and cash equivalents, beginning of period	365	216

Cash and cash equivalents, end of period	$305	$86

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of locations, square footage, employees, share and per share information)

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report for the year ended December 31, 2004 filed with the SEC on Form 10-K, as amended by the Company’s subsequent Form 10-K/A filing. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

3. RESTRUCTURING ACTIVITIES

2004 Restructuring Plans

In light of ongoing adverse conditions in the telecommunications industry, particularly the continued pricing pressures for telecommunications services, the Company’s Board of Directors approved a restructuring plan on October 8, 2004 (the “October 2004 Restructuring Plan”) designed to focus on businesses that are consistent with the Company’s overall mission. The plan involves concentrating the Company’s efforts in areas that the Company anticipates will provide profitable growth opportunities and exit strategies for moving away from a number of unprofitable and non-strategic parts of the business. The plan includes initiatives to increase the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

Company’s focus on its core enterprise, collaboration, and carrier data sales business as well as to pursue several new business development initiatives in areas where the Company can capitalize on its IP network and capabilities.

As a result of these efforts, the Company estimated that it will incur cash restructuring charges of approximately $13 for severance and related benefits in connection with the anticipated workforce reductions and an additional $2 for real estate consolidation. Through June 30, 2005 the Company has incurred $11 and $1 of restructuring charges related to severance and related benefits and facility closings, respectively. It is anticipated that payment of the restructuring activities related to employee terminations will be completed during 2005 and real estate consolidations will continue through 2008. Restructuring charges for all periods are included in other operating expenses in the condensed consolidated statement of operations.

The table below reflects the activity associated with the restructuring reserve relating to the October 2004 Restructuring Plan for the six months ended June 30, 2005:

	Employee Separations	Facility Closings	Total
Balance at December 31, 2004	$6	$1	$7
Deductions	(5)	—	(5)

Balance at June 30, 2005	$1	$1	$2

2003 and Prior Restructuring Plans

Prior to the Company’s emergence from bankruptcy on December 9, 2003, the Company adopted certain restructuring plans as a result of the slow down of the economy and telecommunications industry, as well as its efforts to restructure while under Chapter 11 bankruptcy protection. As a result of these activities, the Company eliminated approximately 5,200 positions and vacated over 250 facilities. All amounts incurred for employee separations have been paid and it is anticipated that the remainder of the restructuring liability, all of which relates to facility closings, will be paid through 2025.

During the six months ended June 30, 2005, the Company increased its restructuring reserve for facility closings by $24 due to a decline in the sublet demand for space in the applicable locales, principally in Europe. This reserve is composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for the restructured sites (aggregating $423 as of June 30, 2005), offset by anticipated receipts from existing and future third-party subleases. As of June 30, 2005, anticipated third-party sublease receipts were $289, representing $97 from subleases already entered into and $192 from subleases projected to be entered into in the future. The Company continues to review the anticipated costs and third-party sublease payments on a quarterly basis and records adjustments for changes in these estimates in the period such changes become known.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during 2003 and prior for the six months ended June 30, 2005:

Facility Closings
Balance at December 31, 2004	$143
Change in estimated liability	24
Deductions	(19)
Foreign currency impact	(14)

Balance at June 30, 2005	$134

4. STOCK BASED COMPENSATION

The Company recognized $12 and $25, respectively, of non-cash stock related expenses for the three and six months ended June 30, 2005 and $8 and $13, respectively, for the three and six months ended June 30, 2004. The stock-related expenses for each period reflect stock-based awards outstanding during such period, including awards granted both prior to and during such period.

During the six months ended June 30, 2005, the Company awarded 88,326 stock options which vest over a three-year period and have an exercise price range of $16.26 to $20.50 per share as well as 508,800 restricted stock units which vest on June 14, 2008. During the six months ended June 30, 2005 the Company also established the following performance share opportunities for key employees. First, the Company added two new participants to the Senior Leadership Performance Program, which was established by the Board of Directors on November 14, 2004 and previously disclosed. These two new participants were granted performance share opportunities aggregating 16,163 shares payable in unrestricted shares of common stock if the Company achieves specified goals related to earnings and/or cash flow by December 31, 2006. Second, on March 18, 2005, the Board of Directors of the Company adopted the 2005 Annual Bonus program. As previously disclosed, one-half of the value of any payouts under this program are expected to be paid in unrestricted shares of the Company’s common stock. Third, pursuant to the Company’s annual long-term incentive program, the Company granted performance share opportunities having an aggregate target payout level of 595,400 shares payable in unrestricted shares of common stock on December 31, 2007, subject to the continued employment through that date and subject to earlier pro-rata payout in the event of death or long-term disability. Under this latter program, each participant will earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved and (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved. No payout will be made for performance below threshold, and the payout for performance above maximum is capped at 150% of the target opportunity. The total performance share opportunity of each participant in this program comprises three separate award opportunities, with one based on a measure of combined 2005 and 2006 earnings, one based on cash use and one based on gross margin attributable to the Company’s “Invest and Grow” revenue category.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

5. COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(75)	$(106)	$(181)	$(214)
Foreign currency translation adjustment	7	(1)	19	9
Unrealized gain on foreign currency hedge	4	—	6	—

Comprehensive loss	$(64)	$(107)	$(156)	$(205)

6. LOSS PER COMMON SHARE

Basic loss per common share is computed as net loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Net loss applicable to common shareholders includes preferred stock dividends of $1 and $2, respectively, for each of the three and six months ended June 30, 2005 and 2004. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three and six months ended June 30, 2005 and 2004, diluted loss per common share is the same as basic loss per common share.

For the three and six months ended June 30, 2005, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 2,241,960 stock options, 14,208,856 shares issuable upon conversion of mandatory convertible notes, and 1,091,634 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Program. For the three and six months ended June 30, 2004, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 2,199,000 stock options, and 1,178,175 common shares issuable upon vesting of restricted stock units.

7. INCOME TAXES

The Company’s provision for income taxes for the three and six months ended June 30, 2005 was $15 and $24, respectively, of which $11 and $19, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. For the three and six months ended June 30, 2004, the Company’s provision for income taxes was $13 and $27, respectively, of which $10 and $21, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The reversal of the related valuation allowance that existed at the fresh start date has been recorded as a reduction of intangibles to zero and an increase in additional paid-in-capital in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganizations under the Bankruptcy Code”.

8. CONTINGENCIES

From time to time, the Company has been party to various legal proceedings in the ordinary course of business. In January 2002, the Company’s predecessor and a number of its subsidiaries (collectively, the “GC Debtors”) commenced cases under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On December 9, 2003, the joint plan of reorganization of the GC Debtors (the “Plan of Reorganization”) became effective and, pursuant to

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

the Plan of Reorganization, Global Crossing Limited became the successor to Global Crossing Ltd., a company organized under the laws of Bermuda in 1997. Under the Plan of Reorganization, essentially all claims against the GC Debtors that arose prior to the commencement of the chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against the GC Debtors at such time, were included in that discharge. However, certain claims pending at such time could affect the Company. The following is a description of those claims and of material legal proceedings in respect of claims alleged to have arisen after the commencement of the chapter 11 cases, in each case that were pending during or after the six months ended June 30, 2005.

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

Plaintiffs allege five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. The complaint requests monetary and punitive damages, restitution, costs, and attorney’s fees, preliminary and permanent injunctive relief, and accounting, indemnification and other relief. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 for the time period of February 2002 through August 2004. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a First Amended Complaint on February 4, 2005. The First Amended Complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the First Amended Complaint on March 4, 2005 and is awaiting the court’s decision.

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

The consolidated amended complaint, which was filed on behalf of a class of persons who purchased or acquired the Company’s common stock between December 9, 2003 and April 26, 2004, asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiffs contend that the Company defrauded the public securities markets by issuing false and misleading statements related to the Company’s cost of access, thereby inflating the price of the Company’s stock, which declined when the “true” costs were disclosed. Plaintiffs seek compensatory damages as well as other relief. Counsel for the Company and the lead plaintiffs have agreed in principle on behalf of their clients to settle the litigation under the terms of a proposed settlement agreement. The proposed settlement agreement contemplates the creation of a settlement fund by the company, subject to reimbursement in full (less a $0.5 deductible) by the Company’s directors and officers liability insurance carrier. The proposed settlement agreement remains subject to final negotiation and court approval.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

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

In August 2003, the OFT extended its investigation in respect of allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine telecommunication cables on their land in the UK. The Company responded to those allegations on October 10, 2003. The Company has cooperated fully with the investigation and has supplied additional factual materials including a number of formal witness statements. By letter dated December 2, 2004, the OFT informed the Company and others that its investigation is continuing and that it will be issuing a Statement of Objections to a number of parties under investigation. The OFT has not, however, indicated which parties will be receiving such a statement and to date no findings have been made against the Company and the Company continues to deny any wrongdoing. On April 15, 2005, the Company received a request for the production of certain information to which the Company has responded. If the OFT determines that the Company engaged in anti-competitive behavior, the OFT may impose a fine up to a maximum of 10% of the Company’s revenue in this field of activity in the UK for up to three years preceding the year in which the infringement ended.

Customs Tax Audit

A tax authority in South America has concluded a preliminary audit of the Company’s books and records for the years ended December 31, 2001 and 2000 and has made certain initial findings adverse to the Company including the following: failure to disclose discounts on certain goods imported into the country, failure to include the value of software installed on certain computer equipment, and clerical errors in filed import documents. The Company has received a formal assessment in the amount of $9. The potential customs and duties exposure, including possible treble penalties to the Company, could be as high as $38. The Company is now engaged in litigation with the tax authority to resolve the issues raised in the assessment.

Foreign Income Tax Audit

A tax authority in South America has issued a preliminary notice of findings based on an income tax audit for calendar years 2001 and 2002. The examiner’s initial findings take the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

gains on loan balances. Based on a preliminary notice of findings, the Company estimates that a future assessment could be as high as $26, including potential interest and penalties. The Company is continuing to work with the tax authority to resolve the issues and expects lengthy litigation if it deems any future assessment to be excessive.

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

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber optic cable, which was constructed, owned and operated by PCL. PCL asserts that the Company and Asia Global Crossing, another former subsidiary of the Company, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by the Company and Asia Global Crossing on behalf of PCL.

During the pendency of the Company’s Chapter 11 proceedings, on January 14, 2003, PCL filed an administrative expense claim in the Bankruptcy Court for $8 in post-petition services plus unliquidated amounts arising from the Company’s alleged breaches of fiduciary duty and misallocation of PCL’s revenues. The Company objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of $79 claiming the Company failed to pay revenue for services and maintenance charges relating to PC-1 capacity and failed to pay PCL for use of the related cable stations and seeking to recover a portion of the monies received by the Company under a settlement agreement entered into with Microsoft Corporation and an arbitration award against Softbank. PCL claims that the Company acted as an agent for PCL under the original capacity commitment agreement with Microsoft and Softbank Corporation and that PCL is now entitled to a share of the proceeds of both the settlement and the arbitration award. The Company filed an objection to the amended claim seeking to dismiss, expunge and/or reclassify the claim and PCL responded to the objection by filing a motion for partial summary judgment claiming approximately $22 for the capacity, operations and maintenance charges and co-location charges. The Company has agreed to admit liability for short term lease revenues and Indefeasible Rights of Use (“IRUs”) revenues (the Company does not agree with the amount claimed by PCL) in return for PCL agreeing that this case will be consolidated with the Company’s administrative expense claim against PCL, and that no monies will be paid until both cases have been resolved.

Foreign Government Highways Tax

On December 20, 2004, representatives of one of the Company’s European subsidiaries were advised at a meeting with the applicable governmental agency for highways that a tax would be levied on the Company in respect of the Company’s network in that country. In particular, the tax was to be assessed on the estimated value

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

of public lands across which the Company’s network is laid and would be retroactive to the date of occupancy by the Company of the lands at issue. The Company has received assessments totaling $4. The Company believes that all other telecommunications operators in that country whose networks cross these public lands are receiving similar assessments. The Company understands that many other operators have challenged the nature and calculation of this tax and have raised a number of technical and legal points against the assessments. The Company has formally appealed all tax assessments received and is engaged in extensive discussions with the taxing authority with the intention of significantly reducing the amounts assessed. While those discussions have not as yet concluded, the Company’s expectation is that the assessments received to date will be significantly reduced.

9. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three and six months ended June 30, 2005, the Company provided approximately $0.0 and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”). Further, during the three and six months ended June 30, 2005, the Company received approximately $0.3 and $0.5 of co-location services from an affiliate of ST Telemedia. For the three and six months ended June 30, 2004, the Company provided approximately $0.3 and $0.7, respectively, of telecommunications services to subsidiaries and affiliates of ST Telemedia and received approximately $0.2 and $0.4 of co-location services from an affiliate of ST Telemedia. Further, during the three months ended June 30, 2005 and 2004, the Company accrued dividends and interest of $7.8 and $6.4, respectively, related to debt and preferred stock held by affiliates of ST Telemedia.

At June 30, 2005 and December 31, 2004, the Company had approximately $19.9 and $4.4, respectively, due to ST Telemedia and its subsidiaries and affiliates, and approximately $0.1 and $0.1, respectively, due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates relate to interest due under the $250 aggregate principal amount of 4.7% payable in kind mandatory convertible notes held by subsidiaries of ST Telemedia (the “Convertible Notes”) and dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” and “other deferred liabilities,” respectively, in the accompanying consolidated balance sheets. At ST Telemedia’s request, for technical reasons the June 30, 2005 interest payment date on the Convertible Notes was deferred to August 15, 2005. Interest on the Convertible Notes is payable through the issuance of additional Convertible Notes.

Commercial relationships between the Company and the Slim Family

According to filings made with the SEC, Carlos Slim Helu and members of his family (collectively, the “Slim Family”), together with entities controlled by the Slim Family, held greater than 10% of the Company’s common stock as of June 30, 2005. Accordingly, the members of the Slim Family may therefore be considered related parties of the Company. During the three and six months ended June 30, 2005 and 2004, the Company engaged in various commercial transactions in the ordinary course of business with telecommunications companies controlled by or subject to significant influence from the Slim Family (“Slim-Related Entities”). Specifically, telecommunications services provided to Slim-Related Entities during the three and six months ended June 30, 2005 were approximately $1.4 and $3.8, respectively, and approximately $0.7 and $1.4, respectively, for the three and six months ended June 30, 2004. Purchases of access-related services from Slim-Related Entities were approximately $1.3 and $2.6, respectively, for the three and six months ended June 30, 2005 and approximately $1.1 and $2.3, respectively, for the three and six months ended June 30, 2004.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

10. SALE OF ASSETS

Trader Voice

On May 3, 2005, the Company sold its Trader Voice assets, which provides services primarily to the financial markets industry, to WestCom Corporation (“Westcom”), after receiving all necessary regulatory approvals. The Company received $25 of gross cash proceeds from the transaction, including $3 of restricted cash. The sale of Trader Voice resulted in a gain of $14. This gain is reported in other income (expense), net, in the condensed consolidated statements of operations for the three and six months ended June 30, 2005.

Small Business Group (“SBG”)

On March 21, 2005, the Company entered into an agreement to sell its Small Business Group assets (“SBG”) to Matrix Telecom Inc. (“Matrix”), a Platinum Equity company. Under the agreement, the Company will receive approximately $41 in gross cash proceeds for SBG, which provides voice and data products to approximately 30,000 small to medium-sized businesses in the United States. The sale is subject to regulatory approval and is expected to close during the three months ended September 30, 2005. On June 23, 2005, the Company received approximately $33 of cash proceeds from Matrix, as a prepayment of a portion of the purchase price. The prepayment is recorded in cash and cash equivalents and other current liabilities.

11. DISCONTINUED OPERATIONS

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

The sale of the Company’s interest in SBSS is not yet completed and is currently subject to the approval of the other joint venture holder and regulatory approval of the Chinese government, which is currently expected to occur during the third quarter of 2005. The Company’s agreement for the transfer of its interest in SBSS to Bridgehouse expires in October 2005, although the parties have reached an agreement in principle to provisionally extend the deadline if necessary. The Company recognized $1 of income from discontinued operations in the three and six months ended June 30, 2005, related to its equity interest in SBSS.

The operating results for Global Marine and SBSS were as follows for the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Revenue	$26	$56
Operating expenses	(37)	(80)

Operating loss	(11)	(24)
Interest expense, net	(2)	(5)
Other income, net	4	7
Provision for income taxes	—	—

Loss from discontinued operations	$(9)	$(22)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K. Also note that we provide the following cautionary discussion of risks and uncertainties related to our business. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

Risks Related to Liquidity and Financial Resources

•	We incurred substantial operating losses, which have continued in 2005. If we are unable to improve operating results to achieve positive cash flows in the future, we may be unable to meet our anticipated liquidity requirements.

•	The covenants in our debt instruments restrict our financial and operational flexibility.

•	Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial flexibility.

Risks Related to our Operations

•	We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

•	Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

•	The operation, administration, maintenance and repair of our systems are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design lives.

•	We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions.

•	Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our net loss may suffer due to currency translations.

•	We have material weaknesses in our internal controls and we face possible difficulties and delays in improving such controls.

•	Our Global Crossing (UK) Telecommunications Limited subsidiary’s (together with its subsidiaries, “GCUK”) revenue is concentrated in a limited number of customers, and such customers have certain rights to terminate their contracts or to simply cease purchasing services thereunder.

•	We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

•	The calculation of our real estate restructuring reserve involves the estimation of receipts from subleases to third parties, including projections of material receipts from subleases to be entered into the future. Although we believe these estimates to be reasonable, actual sublease receipts could turn out to be materially different than we have estimated.

Risks Related to Competition and our Industry

•	The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

•	Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

•	Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

•	Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

•	Our operations are subject to regulation in the United States and abroad and require us to obtain and maintain a number of governmental licenses and permits. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

•	Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

Risks Related to our Common Stock

•	A subsidiary of ST Telemedia is our majority stockholder and the voting rights of other stockholders are significantly limited.

•	Future sales of our common stock could adversely affect its price and/or our ability to raise capital.

•	The continued listing of our common stock on the NASDAQ National Market is subject to the Company’s timely filing of all periodic reports with the Securities and Exchange Commission (the “SEC”) for all reporting periods ending on or prior to September 30, 2005.

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

We have reviewed the possible requirement to treat GCUK as a reportable segment in accordance with Statements of Financial Accounting Standards No. 131, “Disclosures about segments of an Enterprise and Related Information” (“SFAS 131”). Since our chief operating decision makers continue to make decisions regarding allocation of the Company’s resources based primarily on our globally integrated functional groups (e.g., sales, customer service, network operations, information technology, finance, legal and human resources), we have determined that the Company continues to operate as one reportable segment engaged in the telecommunications services business. We will continue to monitor and assess the impact of organizational and management developments on our analysis under SFAS 131.

Second Quarter 2005 Highlights

As previously disclosed in October 2004, we initiated a restructuring plan to focus our operations on our core enterprise and carrier data sales through direct and indirect channels. This includes the pursuit of several new business initiatives in areas where we can capitalize on our IP network and capabilities, de-emphasize lower margin services, specifically legacy carrier voice services, and exit non-core lines of business. During the second quarter of 2005, we continued implementing these restructuring activities, which resulted in growth in revenue of our core lines of business, anticipated reductions in revenue from our carrier voice line of business and closing the sale of one non-core line of business as described below.

Our gross margin is calculated by subtracting our cost of access expense from revenue (see table below). As a result of our business restructuring activities above and cost of access initiatives we have significantly increased our gross margin in absolute terms and as a percentage of consolidated revenue.

	Three Months Ended June 30, 2005	% of Revenue	Three Months Ended June 30, 2004	% of Revenue
	(in millions)		(in millions)
Consolidated revenue	$499	100%	$628	100%
Cost of access	(311)	(62.3)%	(450)	(71.7)%

Gross margin	$188	37.7%	$178	28.3%

On March 22, 2005 we entered into an agreement to sell our trader voice assets (“Trader Voice”), which provides services primarily to the financial markets industry, to WestCom Corporation (“WestCom”). On May 3, 2005, we completed the sale of Trader Voice after receiving all necessary regulatory approvals, and received approximately $25 million of gross cash proceeds from the transaction, including $3 million of restricted cash. The sale resulted in a gain of $14 million.

On March 21, 2005, we entered into a purchase agreement to sell our Small Business Group assets (“SBG”) to Matrix Telecom Inc. (“Matrix”), a Platinum Equity company. Under the agreement, the Company will receive $41 million in gross cash proceeds for SBG, which provides voice and data products to approximately 30,000 small to medium-sized businesses in the U.S. The sale is subject to regulatory approval and is expected to close during the three months ended September 30, 2005. On June 23, 2005 we received approximately $33 million of cash proceeds from Matrix, as a prepayment of a portion of the purchase price.

During the second quarter of 2005, we generated $28 million of cash flows, including $55 million of unrestricted cash proceeds related to the sale of Trader Voice and the prepayment for SBG. At June 30, 2005 we had $305 million of unrestricted cash, as compared to $365 million at December 31, 2004. In addition, at June 30, 2005, we had $23 million in restricted cash and cash equivalents, as compared to $17 million at December 31, 2004. We expect our available liquidity to decline substantially during the remainder of 2005 due to operating cash flow requirements, including debt servicing, capital expenditures and estimated payments related to deferred reorganization costs. However, based on our business projections, our expectation is that unrestricted cash on hand, together with proceeds from sales of non-core assets (including those describe above), marketable securities and IRUs, will provide us with the liquidity needed to fund our operations until we start to generate positive cash flow at some point in the second half of 2006.

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

Certain of our accounting policies are deemed “critical,” as they are both most important to the financial statement presentation, and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2004, as amended, as management believes there have been no significant changes regarding our critical accounting policies since such time.

Results of Operations for the Three Months Ended June 30, 2005 and 2004

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)

	2005	2004
Revenue	$499	$628	$(129)	(21%)
Cost of access	(311)	(450)	(139)	(31%)
Third party maintenance	(24)	(27)	(3)	(11%)
Other operating expenses	(191)	(189)	2	1%
Depreciation and amortization	(33)	(39)	(6)	(15%)

Operating loss	(60)	(77)
Interest expense, net	(23)	(8)	15	188%
Other income, net	12	1	11	NM

Loss from continuing operations before reorganization items	(71)	(84)
Net gain on preconfirmation contingencies	10	—	10	NM

Loss from continuing operations before income taxes	(61)	(84)
Provision for income taxes	(15)	(13)	2	15%

Loss from continuing operations	(76)	(97)
Income (loss) from discontinued operations, net of income tax	1	(9)	(10)	NM

Net loss	(75)	(106)
Preferred stock dividends	(1)	(1)	—	NM

Loss applicable to common shareholders	$(76)	$(107)

NM—not meaningful

Revenue. Revenues for the three months ended June 30, 2005 and 2004 reflect the following changes.

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)

	2005	2004
Revenues:
Enterprise, carrier data and indirect channels	$274	$263	$11	4%
Carrier voice	197	323	(126)	(39%)
Consumer voice, SBG and Trader Voice	28	42	(14)	(33%)

Consolidated revenues	$499	$628	$(129)	(21%)

Enterprise, carrier data, and indirect channels. Enterprise, carrier data and indirect channels represent areas in which we are investing our resources to grow our business. Enterprise consists of the provision of voice, data and collaboration services to our customers other than carriers, consumers, and Trader Voice and SBG customers. Carrier data consists of the provision of our data products, including IP, transport and capacity services, to our telecommunications carrier customers. Indirect channels consist of the provision of voice, data and managed services through partnerships with telecommunications carriers and system integrators. Revenue in these areas increased in the second quarter of 2005 compared with the second quarter of 2004 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in an increase in sales volume. There was a modest increase in revenue related to sales through indirect channels. The increase in revenue was moderated by declines in prices for both voice and IP access telecommunications services as well as customer attrition. Prices for commoditized voice and IP access services continue to decline significantly, while prices for premium products such as IP VPN, video conferencing and managed services declined minimally.

Carrier voice. Carrier voice represents the provision of domestic and international voice services to our carrier customers. Carrier voice revenues decreased in the second quarter of 2005 compared with the second quarter of 2004 as a result of: our business restructuring activities announced in the fourth quarter of 2004 to downsize our carrier voice business through pricing actions designed to maintain targeted gross margins; the tightening of our payment terms for long distance customers, which resulted in the non-renewal of certain low margin contracts; and a slight decrease in average unit prices.

Consumer voice, SBG and Trader Voice. Consumer voice, SBG and Trader Voice represent non-core assets that we have either sold or are exiting. Revenue for these assets declined in the second quarter of 2005 compared with the second quarter of 2004 as a result of price reductions during contract renewals, the minimization of our investment in these non-core assets and the sale of Trader Voice on May 3, 2005 as described above in this Item under “Executive Summary—Second Quarter 2005 Highlights.”

Cost of access. Cost of access primarily includes (i) usage based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and (ii) charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers. Cost of access charges decreased as a result of: (i) reductions in the amount of usage-based access services purchased due to lower carrier voice sales volume; (ii) our cost of access initiatives to optimize the access network and effectively lower cost of access unit prices; and (iii) a more favorable mix of sales of data, IP and managed services.

Third-party maintenance. Third-party maintenance expenses decreased as a result of leveraging our wide array of maintenance vendors. In addition, we changed the way we procure maintenance from certain vendors which resulted in lower charges as a result of term extensions, and amendments to change maintenance charges from a standing fixed charge to a variable charge based on actual vendor time and material charges incurred.

Other operating expenses. Operating expenses consist of (i) cost of sales relating to our managed services and collaboration services; (ii) real estate and network operations-related expenses, including all administrative real estate costs; (iii) salaries and benefits; (iv) restructuring costs; (v) stock-related expenses related to awards granted under our stock incentive plan; (vi) cash incentive compensation; and (vii) non-income taxes, including property taxes on owned real estate and trust fund taxes such as gross receipts taxes, franchise taxes and capital taxes.

The increase in operating expenses for the second quarter of 2005 compared with the second quarter of 2004 is primarily a result of (i) a $4 million increase in stock related expenses as a result of additional grants after the second quarter of 2004 (and 50% of our 2005 annual bonus being anticipated to be paid in shares of common stock as opposed to the 2004 annual bonus, which was 100% payable in cash); (ii) a $2 million increase in cash incentive compensation primarily resulting from accruing the 2005 annual bonus program at target (as opposed to the 2004 annual bonus program, which was accrued at a discount to target due to performance being below target, partially offset by the fact that 50% of our 2005 annual bonus is anticipated to be paid in shares of common stock); and (iii) a $9 million increase in real estate related expenses primarily related to the receipt, in the second quarter of 2004, of an $8 million real estate tax rebate for a property tax assessment in the United Kingdom, which was recorded as a reduction in real estate expenses.

The above factors increasing operating expenses were offset partially by: (i) a $6 million decrease in salaries and benefits as a result of a reduction in workforce related to our business restructuring activities implemented in the fourth quarter of 2004, partially offset by an increase in sales commissions; (ii) a $4 million decrease in bad debt expense primarily reflecting improvements in account agings; and (iii) a decrease of $5 million in other expenses primarily as a result of vendor settlement gains during the second quarter of 2005.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. Depreciation and amortization decreased in the second quarter of 2005 compared with the second quarter of 2004 as a result of (i) a significant reduction in intangible amortization as a result of reductions in intangible assets due to fresh start accounting and tax adjustments during 2005 and 2004 and (ii) a decrease in prepaid installation amortization due to the write-off of prepaid installation charges during 2004. The decrease related to these items above was partially offset by accelerated depreciation related to certain fixed assets that were decommissioned in 2005 and depreciation expense from capital purchases after the second quarter of 2004.

Interest expense, net. Interest expense, net includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities and amortization of deferred finance costs, net of interest income. Interest expense, net increased in the second quarter of 2005 compared with the second quarter of 2004 primarily due to an increase in outstanding indebtedness for borrowed money. During the second quarter of 2005 we incurred interest on the $200 million in aggregate principal amount of 10.75% United States dollar denominated senior secured notes and £105 million principal amount of 11.75% pounds sterling denominated senior secured notes (collectively, the “GCUK Notes”) and the $250 million aggregate principal amount of 4.7% payable in kind mandatory convertible notes (the “Convertible Notes”) issued in December 2004. During the second quarter of 2004, we incurred interest on the $200 million 11% senior secured notes (the “Exit Notes”) and the $125 million senior secured loan facility (the “Bridge Loan Facility”), each of which was retired on December 23, 2004.

Other income, net. Other income, net increased in the second quarter of 2005 primarily as a result of gains recorded on the sale of our Trader Voice assets, marketable securities and other assets partially offset by an increase in losses resulting from foreign currency impacts on transactions. During the second quarter of 2005 we recorded gains of $14 million, $2 million and $5 million, respectively, for the sale of our Trader Voice assets, marketable securities and other assets. Foreign currency transaction losses increased $11 million to $9 million compared with $2 million of transactional gains in the second quarter of 2004.

Net gain on pre-confirmation contingencies. During the second quarter of 2005, we revised our estimated liability for certain contingencies related to periods prior to the emergence from chapter 11 proceedings, primarily related to non-income tax contingencies.

Provision for income taxes. Provision for income taxes increased primarily as a result of a change in the mix of earnings to jurisdictions with higher tax rates, partially offset by a reduction in the provision for asset taxes.

Loss from discontinued operations. As discussed in Note 11, “Discontinued Operations,” to the accompanying condensed consolidated financial statements, on August 13, 2004 we entered into an agreement with Bridgehouse for the sale of Global Marine and our forty-nine percent shareholding in SBSS, which were not considered core to our strategy. The results of their operations have been classified as discontinued operations. The sale of our shareholding in SBSS is subject to approval of the other joint venture holder and regulatory approval which is expected to occur during the third quarter of 2005. The decrease in the loss from discontinued operations is a result of the sale of Global Marine in August 2004.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Revenue	$1,025	$1,294	$(269)	(21%)
Cost of access	(631)	(929)	(298)	(32%)
Third party maintenance	(50)	(58)	(8)	(14%)
Other operating expenses	(399)	(382)	17	4%
Depreciation and amortization	(70)	(82)	(12)	(15%)

Operating loss	(125)	(157)
Interest expense, net	(44)	(13)	31	238%
Other income, net	(1)	5	(6)	NM

Loss from continuing operations before reorganization items	(170)	(165)
Net gain on preconfirmation contingencies	12	—	12	NM

Loss from continuing operations before income taxes	(158)	(165)
Provision for income taxes	(24)	(27)	(3)	(11%)

Loss from continuing operations	(182)	(192)
Income (loss) from discontinued operations, net of income tax	1	(22)	(23)	NM

Net loss	(181)	(214)
Preferred stock dividends	(2)	(2)	—	NM

Loss applicable to common shareholders	$(183)	$(216)

NM—not meaningful

Revenue. Revenues for the six months ended June 30, 2005 and 2004 reflect the following changes.

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Revenues:
Enterprise, carrier data and indirect channels	$547	$531	$16	3%
Carrier voice	416	674	(258)	(38%)
Consumer voice, SBG and Trader Voice	62	89	(27)	(30%)

Consolidated revenues	$1,025	$1,294	$(269)	(21%)

Enterprise, carrier data, and indirect channels. Revenue from enterprise, carrier data and indirect channels increased in the six months ended June 30, 2005 compared with the six months ended June 30, 2004 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in an increase in sales volume. There was a modest increase in revenue related to sales through indirect channels. The increase in revenue was moderated by declines in prices for both voice and IP access telecommunications services as well as customer attrition. Prices for commoditized voice and IP access services continue to decline significantly, while prices for premium products such as IP VPN, video conferencing and managed service, declined minimally.

Carrier voice. Carrier voice revenues decreased in the six months ended June 30, 2005 compared with the six months ended June 30, 2004 as a result of: our business restructuring activities announced in the fourth quarter of 2004 to downsize our carrier voice business through pricing actions designed to maintain targeted gross margins; the tightening of our payment terms for long distance customers, which resulted in the non-renewal of certain low margin contracts; and a slight decrease in average unit prices.

Consumer voice, SBG and Trader Voice. Revenue from non-core assets declined in the six months ended June 30, 20005 compared with the six months ended June 30, 2004 as a result of price reductions during contract renewals, the minimization of our investment in these non-core assets and the sale of Trader Voice on May 3, 2005 as described above in this Item under “Executive Summary—Second Quarter 2005 Highlights.”

Cost of access. Cost of access charges decreased as a result of: (i) reductions in the amount of usage-based access services purchased due to lower carrier voice sales volume; (ii) our cost of access initiatives to optimize the access network and effectively lower cost of access unit prices; and (iii) a more favorable mix of sales of data, IP and managed services.

Third-party maintenance. Third-party maintenance expenses decreased as a result of leveraging our wide array of maintenance vendors. In addition, we changed the way we procure maintenance from certain vendors which resulted in lower charges as a result of term extensions and amendments to change maintenance charges from a standing fixed charge to a variable charge based on actual vendor time and material charges incurred.

Other operating expenses. The increase in operating expenses is primarily a result of (i) a $20 million increase in restructuring costs reflecting lower estimated sublease payments to be received for restructured facilities related to the 2003 and prior restructuring plans, due to a decline in the sublet demand for facilities, principally in Europe; (ii) a $12 million increase in stock related expenses as a result of additional grants after the second quarter of 2004 (and 50% of our 2005 annual bonus being anticipated to be paid in shares of common stock as opposed to the 2004 annual bonus, which was 100% payable in cash); (iii) a $6 million increase in cash incentive compensation primarily resulting from accruing the 2005 annual bonus program at target (as opposed to the 2004 annual bonus program, which was accrued at a discount to target due to performance being below target, partially offset by the fact that 50% of our 2005 annual bonus is anticipated to be paid in shares of common stock); and (iv) a $5 million increase in real estate related expenses reflecting the receipt, in the second quarter of 2004, of an $8 million real estate tax rebate for a property tax assessment in the United Kingdom partially offset by reductions in assessed property taxes in the six months ended June 30, 2005, which were recorded as reductions in real estate expenses.

The above factors increasing operating expenses were offset partially by: (i) a $10 million decrease in salaries and benefits as a result of a reduction in workforce related to our business restructuring activities implemented in the fourth quarter of 2004, partially offset by an increase in sales commissions and additional employee benefit costs related to the 2005 bonus plan; (ii) a $3 million decrease in bad debt expense reflecting improvements in account agings; and (iii) a decrease of $12 million in other expenses primarily as a result of lower medical contributions and vendor settlement gains during the six months ended June 30, 2005.

Depreciation and amortization. Depreciation and amortization decreased as a result of (i) a significant reduction in intangible amortization as a result of reductions in intangible assets due to fresh start accounting and tax adjustments during 2005 and 2004 and (ii) a decrease in prepaid installation amortization due to the write-off of prepaid installation charges during 2004. The decrease related to these items above was partially offset by accelerated depreciation related to certain fixed assets that were decommissioned in 2005 and depreciation expense from capital purchases after the second quarter of 2004.

Interest expense, net. Interest expense, net increased primarily due to an increase in outstanding indebtedness for borrowed money. During the six months ended June 30, 2005, we incurred interest on the GCUK Notes and the Convertible Notes issued in December 2004. During the six months ended June 30, 2004, we incurred interest on the Exit Notes and the Bridge Loan Facility, each of which was retired on December 23, 2004.

Other income, net. Other income, net decreased in the six months ended June 30, 2005 compared with the six months ended June 30, 2004, primarily as a result of an increase in losses resulting from foreign currency impacts on transactions and an $8 million gain in the six months ended June 30, 2004 for the recovery of legal fees incurred for class action lawsuits under our Directors and Officers liability insurance policy partially offset by gains recorded on the sale of our Trader Voice assets, marketable securities and other assets. During the six months ended June 30, 2005 we recorded gains of $14 million, $2 million and $2 million, respectively, for the sale of our Trader Voice assets, marketable securities and other assets. During the six months ended June 30, 2005 foreign currency transaction losses increased $18 million to $22 million compared with $4 million for the six months ended June 30, 2004.

Net gain on pre-confirmation contingencies. During the six months ended June 30, 2005, we revised our estimated liability for certain contingencies related to periods prior to the emergence from chapter 11 proceedings, primarily related to non-income tax contingencies.

Provision for income taxes. Provision for income taxes decreased primarily as a result of a reduction in the provision for asset taxes.

Loss from discontinued operations. The decrease in the loss from discontinued operations is a result of the sale of Global Marine in August 2004.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At June 30, 2005, our available liquidity consisted of $305 million of unrestricted cash and cash equivalents. In addition, we also held $23 million in restricted cash and cash equivalents of which $16 million is included in other assets in the accompanying unaudited condensed consolidated balance sheet. The restricted cash and cash equivalents represent collateral relating to certain rental guarantees, performance bonds, letters of credit and deposits.

For each period since we commenced operations, we have incurred substantial operating losses. For the six months ended June 30, 2005, we posted a net operating loss of approximately $125 million and utilized net cash for operating and investing activities aggregating approximately $49 million. In the near term, our existing and projected operations are not expected to generate cash flows sufficient to meet our cash needs. We expect our available liquidity to substantially decline in 2005 due to operating cash flow requirements, including debt service, capital expenditures, and Plan of Reorganization-related payments for deferred reorganization costs. However, based on our business projections, our expectation is that unrestricted cash on hand, together with proceeds from sales of IRUs, marketable securities and non-core assets (including SBG and Trader Voice), will provide us with the liquidity needed to fund our operations until we start to generate positive cash flow at some point in the second half of 2006.

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

A default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under the indenture for the Convertible Notes. This could lead the note holders to accelerate the maturity of the Convertible Notes, foreclose on our assets and adversely affect our rights under other commercial agreements, which would have a material adverse effect on our financial condition. In addition, in the event of a

“Conversion Restriction” (as defined in the indenture for the Convertible Notes), we could be required to redeem the Convertible Notes for $250 million, plus accrued interest at 11% (calculated retroactively from the issue date).

Depending upon business opportunities and market conditions arising from time to time, we may in the future enter into additional financing arrangements, which could include a working capital facility. Our ability to do so is subject to the limitations in the covenants in our outstanding debt instruments and to the rights of ST Telemedia under our outstanding preferred shares (see Item 5 “Market for the Registrant’s Common Stock and Related Stockholder Matters—Description of New Global Crossing Equity Securities,” of our 2004 annual report on Form 10-K).

Indebtedness

At June 30, 2005, we had $635 million of long-term indebtedness outstanding, consisting of $385 million GCUK Notes and $250 million of Convertible Notes. We did not incur any new indebtedness during the six months ended June 30, 2005. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” of our 2004 annual report on Form 10-K, for a description of the GCUK Notes and Convertible Notes. We are in compliance with all covenants under the GCUK Notes and Convertible Notes indentures.

Cash Management Impacts and Working Capital

Our working capital deficit increased $102 million to a working capital deficit of $159 million at June 30, 2005 compared to a working capital deficit of $57 million at December 31, 2004. This increase is primarily the result of operating cash flow losses and capital expenditures.

Cash Flow Activity for the six months ended June 30, 2005

Cash and cash equivalents decreased $60 million during the six months ended June 30, 2005 to $305 million from $365 million at December 31, 2004. The decrease resulted from continued operating cash flow losses and payments made for capital expenditures, restructuring costs and deferred reorganization costs.

During the six months ended June 30, 2005, we collected approximately $1,086 million of cash receipts from sales of services. We also collected approximately $13 million related to prepaid service/IRU agreements. Operating expense disbursements were approximately $1,150 million for the six months ended June 30, 2005. Cash paid for capital expenditures and the repayment of capital lease obligations were approximately $46 million and $7 million, respectively. Payments related to deferred reorganization costs and restructuring costs were approximately $10 million and $22 million, respectively, during the six months ended June 30, 2005. Miscellaneous receipts collected during the six months ended June 30, 2005 were approximately $41 million, which included approximately $16 million related to VAT refunds, $5 million related to interest income on bank deposits, and $20 million in other miscellaneous receipts.

The following table is a summary of our condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,		$ Increase/ (Decrease)
	2005	2004
	(in millions)
Net cash flows used in operating activities	(53)	(121)	(68)
Net cash flows provided by (used in) investing activities	4	(45)	(49)
Net cash flows provided by (used in) financing activities	(7)	33	40
Effect of foreign exchange rates on cash and cash equivalents	(4)	3	7

Net decrease in cash and cash equivalents	(60)	(130)	(70)

Cash Flows used by Operating Activities

Cash flows used in operations decreased in the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 primarily as a result of lower deferred reorganization payments and an increase in cash provided by changes in operating assets and liabilities. Deferred reorganization payments decreased $48 million in the six months ended June 30, 2005 to $10 million as compared with $58 million in the six months ended June 30, 2004. The decrease in deferred reorganization payments is due to the majority of payments owed to access providers and other non-tax authority claimants being due during 2004. Cash flows provided by changes in operating assets and liabilities increased $18 million in the six months ended June 30, 2005 to $26 million as compared with $8 million in the six months ended June 30, 2004. The increase is primarily a result of collecting a greater proportion of our recurring services sales and lower restructuring payments in the six months ended June 30, 2005. Changes in operating assets and liabilities are subject to significant variability from quarter to quarter depending on the timing of operating cash receipts and payments.

Cash Flows provided by (used in) Investing Activities

Cash flows provided from investing activities increased in the six months ended June 30, 2005 compared with the six months ended June 30, 2004 primarily due to proceeds related to the sale of our Trader Voice assets, prepayment of a portion of the sales price of our SBG assets and lower capital expenditures, partially offset by lower proceeds from the sale of marketable securities. Capital expenditures primarily related to network and information technology expenditures. The network expenditures primarily consist of capital spending to meet our anticipated network needs to acquire and/or expand existing customer service requirements. These expenditures include amounts to begin the process of decommissioning several of our points of presences from time division multiplexing technology and relying solely on voice over Internet protocol technology which will result in reduced operating expenses in the future and more efficient network reliability, and spend to begin deploying the updated transport equipment. The information technology expenditures include projects to upgrade our software to support local number portability and new product development.

Cash Flows provided by (used in) Financing Activities

Cash flows from financing activities decreased for the six months ended June 30, 2005 compared with the six months ended June 30, 2004, reflecting the drawing of $40 million under the Bridge Loan Facility during the six months ended June 30, 2004.

Contractual Cash Commitments

During the six months ended June 30, 2005 we entered into an agreement with an access provider to purchase at least $16 million of access services during 2005 and $111 million over the next eight years.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channel is generated from sales of services to other carriers in the telecommunications industry. At June 30, 2005 and December 31, 2004 our receivables related to our carrier sales channel represented approximately 59% and 60%, respectively, of our consolidated receivables.

Off-balance sheet arrangements

There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2005.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2005 due to deficiencies in our internal control over financial reporting. These deficiencies, which were previously identified as material weaknesses in internal control over financial reporting as of December 31, 2004 in our Amendment No. 1 on Form 10-K/A filed on April 28, 2005, can be summarized as follows: (i) we did not maintain appropriate control over non-routine processes, estimation processes and account reconciliations in the overall financial close process and (ii) we did not maintain appropriate control over the estimation processes for the allowances for bad debt and sales credits. Our 2004 Form 10-K/A contains a further description of these material weaknesses and a description of our remediation plan. We expect to complete implementation of the measures necessary to remediate the material weaknesses by the end of the third quarter of 2005, although we do not expect to complete testing of the remediated controls until the fourth quarter of 2005.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the second quarter of 2005.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8, “Contingencies,” to the accompanying unaudited condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2005 Annual General Meeting of Shareholders of the Company was held on June 14, 2005. Each of the proposals submitted for Shareholder approval at the Annual General Meeting was approved. The results of the voting were as follows:

Proposal Numbers and Description	Shares For	Shares Against	Abstentions	Broker Non-Votes
1. Proposal to amend the 2003 Global Crossing Limited Stock Incentive Plan to increase the number of authorized common shares reserved for issuance under that plan from 4,878,261 to 8,378,261.	29,348,420	586,365	15,082	8,829,122

2. Proposal to appoint Ernst & Young LLP as independent auditors for the year ending December 31, 2005 and to authorize the Audit Committee to determine their remuneration.	38,552,391	212,315	14,283	N/A

Item 6.	Exhibits

Exhibits filed as part of this report are listed below.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 9, 2005 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville Chief Financial Officer (Principal Financial Officer)

By:	/s/ WILLIAM I. LEES, JR.
William I. Lees, Jr. Senior Vice President Accounting & Financial Operations (Principal Accounting Officer)