Form 10-Q
period 2005-09-30
GLOBAL CROSSING LTD
filed 2005-11-09
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16201

GLOBAL CROSSING LIMITED

(Exact name of registrant as specified in its charter)

BERMUDA	98-0407042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

WESSEX HOUSE 45 REID STREET HAMILTON HM 12, BERMUDA
(Address Of Principal Executive Offices)

(441) 296-8600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒    No ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2005 was 22,259,238.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	September 30, 2005	December 31, 2004
	(unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$260	$365
Restricted cash and cash equivalents	5	4
Accounts receivable, net of allowances of $54 and $88	254	298
Prepaid assets and other current assets	90	98

Total current assets	609	765
Property and equipment, net of accumulated depreciation of $211 and $124	978	1,065
Intangible assets, net of accumulated amortization of $11	—	14
Other assets	84	87

Total assets	$1,671	$1,931

LIABILITIES:
Current liabilities:
Accounts payable	$172	$136
Accrued cost of access	161	194
Accrued restructuring costs—current portion	32	44
Deferred revenue—current portion	76	81
Other current liabilities	362	367

Total current liabilities	803	822
Debt with controlling shareholder	256	250
Long term debt	380	396
Obligations under capital leases	66	90
Deferred revenue	130	135
Accrued restructuring costs	90	106
Other deferred liabilities	85	81

Total liabilities	1,810	1,880

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, 55,000,000 shares authorized, $.01 par value, 22,559,104 and 22,053,690 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	491	431
Accumulated other comprehensive loss	(10)	(35)
Accumulated deficit	(622)	(347)

Total shareholders’ equity (deficit)	(139)	51

Total liabilities and shareholders’ equity (deficit)	$1,671	$1,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$481	$620	$1,506	$1,914
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(306)	(435)	(937)	(1,364)
Cost of equipment sales	(13)	(8)	(40)	(34)

Total cost of revenue	(319)	(443)	(977)	(1,398)
Selling, general and administrative	(195)	(212)	(617)	(626)
Depreciation and amortization	(36)	(45)	(106)	(127)

Operating loss	(69)	(80)	(194)	(237)
Other income (expense):
Interest expense, net	(21)	(10)	(65)	(23)
Other income (expense), net	(1)	—	(2)	5

Loss from continuing operations before reorganization items	(91)	(90)	(261)	(255)
Net gain on preconfirmation contingencies	9	5	21	5

Loss from continuing operations before income taxes	(82)	(85)	(240)	(250)
Provision for income taxes	(20)	(6)	(44)	(33)

Loss from continuing operations	(102)	(91)	(284)	(283)
Income (loss) from discontinued operations, net of income tax	8	(4)	9	(26)

Net loss	(94)	(95)	(275)	(309)
Preferred stock dividends	(1)	(1)	(3)	(3)

Loss applicable to common shareholders	$(95)	$(96)	$(278)	(312)

Income (loss) per common share, basic and diluted:
Loss from continuing operations applicable to common shareholders	$(4.56)	$(4.18)	$(12.79)	$(13.00)

Income (loss) from discontinued operations, net	$0.35	$(0.18)	$0.40	$(1.18)

Loss applicable to common shareholders	$(4.21)	$(4.36)	$(12.39)	$(14.18)

Weighted average number of common shares	22,555,260	22,000,000	22,433,382	22,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2005	2004
Cash flows provided by (used in) operating activities:
Net loss	$(275)	$(309)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	(9)	26
(Gain) loss on sale of property and equipment	(2)	2
Gain on sale of marketable securities	(2)	—
Gain on sale of assets	(14)	—
Non-cash income tax provision	36	24
Non-cash stock compensation expense	39	20
Depreciation and amortization	106	127
Provision for doubtful accounts	7	9
Amortization of prior period IRUs	(3)	(3)
Deferred reorganization costs	(12)	(84)
Gain on preconfirmation contingencies	(21)	(5)
Other	32	2
Changes in operating assets and liabilities	32	57

Net cash used in operating activities from continuing operations	(86)	(134)
Net cash provided by discontinued operations	—	(12)

Net cash used in operating activities	(86)	(146)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(60)	(75)
Proceeds from sale of discontinued operations	5	1
Proceeds from sale of marketable securities	5	19
Proceeds from sale of assets	55	—
Proceeds from sale of equity interest in holding companies	—	4
Change in restricted cash and cash equivalents	(6)	—

Net cash used in investing activities	(1)	(51)

Cash flows provided by (used in) financing activities:
Proceeds from short-term borrowings with controlling shareholder	—	80
Repayment of capital lease obligations	(12)	(10)
Proceeds from exercise of stock options	2	—
Other	(2)	(2)

Net cash provided by (used in) financing activities	(12)	68

Effect of exchange rate changes on cash and cash equivalents	(6)	1

Net decrease in cash and cash equivalents	(105)	(128)
Cash and cash equivalents, beginning of period	365	216

Cash and cash equivalents, end of period	$260	$88

Non-cash financing activities:
Accrued interest paid with the issuance of Convertible Notes	$6	$—

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on management’s knowledge of current events, actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of the Company’s management. The Company continually evaluates the judgments, estimates and assumptions and may employ outside experts to assist in its evaluations.

Cost of Access

Cost of access primarily comprises usage based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities.

On August 1, 2005, the Company implemented a new cost of access invoice tracking system for its North American operations whereby all cost of access invoices are expensed upon receipt. Therefore, the Company no longer validates the cost of access accrual through a monthly rebuilding of the accrual on a 90 day lag basis using aggregate cash payment information. Cost of access accounting continues to require significant estimation, and the Company continues to follow the other cost of access accrual estimation and validation procedures highlighted in its annual report on Form 10-K for the year ended December 31, 2004.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

The Company is currently in the process of preparing a historical analysis of settlements of disputes with cost of access vendors to determine whether a revision of the Company’s accrual estimation process for such disputes is warranted. Currently, the Company reserves 100% of such disputes until the settlement process is finalized. The Company expects that the analysis will be completed in the fourth quarter of 2005 and that any adjustment of the existing accrual for such disputes will be recorded during this period.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying unaudited condensed consolidated financial statements for consistent presentation to the current period.

During the third quarter of 2005 the Company revised its presentation of the condensed consolidated statement of operations. The financial statement line item previously referred to as “other operating expenses” is now referred to as selling, general and administrative expenses (“SG&A”). Third party maintenance, which was previously included on a separate line, is now included within SG&A. Third party maintenance was $74 and $86 for the nine months ended September 30, 2005 and 2004, respectively. “Costs of equipment sales,” the components of which were previously included in “other operating expenses,” has been reclassified within a new line item referred to as “cost of revenue,” which also includes cost of access.

3.	RESTRUCTURING ACTIVITIES

2004 Restructuring Plans

In light of ongoing adverse conditions in the telecommunications industry, particularly the continued pricing pressures for telecommunications services, the Company’s Board of Directors approved a restructuring plan on October 8, 2004 (the “October 2004 Restructuring Plan”) designed to focus on businesses that are consistent with the Company’s overall mission. The plan involves concentrating the Company’s efforts in areas that the Company anticipates will provide profitable growth opportunities and exit strategies for moving away from a number of unprofitable and non-strategic parts of the business. The plan includes initiatives to increase the Company’s focus on its core enterprise, collaboration, and carrier data sales business as well as to pursue several new business development opportunities in areas where the Company can capitalize on its IP network and capabilities.

As a result of these efforts, the Company incurred cash restructuring charges of approximately $11 for severance and related benefits in 2004 in connection with the anticipated workforce reductions and an additional $1 for real estate consolidation. It is anticipated that payment in respect of these restructuring activities related to real estate consolidations will continue through 2008. Restructuring charges for all periods are included in selling, general, and administrative expenses in the condensed consolidated statement of operations.

The table below reflects the activity associated with the restructuring reserve relating to the October 2004 Restructuring Plan for the nine months ended September 30, 2005:

	Employee Separations	Facility Closings	Total
Balance at December 31, 2004	$6	$1	$7
Deductions	(6)	—	(6)

Balance at September 30, 2005	$—	$1	$1

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

During the nine months ended September 30, 2005, the Company increased its restructuring reserve for facility closings by $19 due to changes in estimated sublease income and operating expenses related to restructured facilities. The decline in sublet demand for space is principally for restructured facilities located in Europe. This reserve is composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for the restructured sites (aggregating $414 as of September 30, 2005), offset by anticipated receipts from existing and future third-party subleases. As of September 30, 2005, anticipated third-party sublease receipts were $293, representing $82 from subleases already entered into and $211 from subleases projected to be entered into in the future. The Company continues to review the anticipated costs and third-party sublease payments on a quarterly basis and records adjustments for changes in these estimates in the period such changes become known.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the nine months ended September 30, 2005:

Facility Closings
Balance at December 31, 2004	$143
Change in estimated liability	19
Deductions	(26)
Foreign currency impact	(15)

Balance at September 30, 2005	$121

4.	OTHER CURRENT LIABILITIES

	September 30, 2005	December 31, 2004
	(unaudited)

Accrued taxes, including value added taxes in foreign jurisdictions	$96	$98
Accrued payroll, bonus, commissions, and related benefits	41	45
Accrued interest	29	7
SBG closing escrow	26	—
Accrued professional fees	24	44
Current portion of capital lease obligations	19	18
Accrued real estate and related costs	15	25
Income taxes payable	12	24
Accrued capital expenditures	11	10
Accrued operations, administration & maintenance costs	9	14
Deferred reorganization costs	9	18
Other	71	64

Total other current liabilities	$362	$367

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

5.	STOCK BASED COMPENSATION

The Company recognized $14 and $39, respectively, of non-cash stock related expenses for the three and nine months ended September, 30, 2005 and $7 and $20, respectively, for the three and nine months ended September 30, 2004. The stock-related expenses for each period reflect stock-based awards outstanding during such period, including awards granted both prior to and during such period.

During the nine months ended September 30, 2005, the Company awarded 88,326 stock options which vest over a three-year period and have an exercise price range of $16.26 to $20.50 per share. During the nine months ended September 30, 2005, the Company also awarded 513,200 restricted stock units which vest on June 14, 2008 and 600,600 performance share opportunities which vest on December 31, 2007, in each case subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each performance share grantee will earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved and (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved. No payout will be made for performance below threshold, and the payout for performance above maximum is capped at 150% of the target opportunity. The total performance share opportunity of each participant in this program comprises three separate award opportunities based on measures of combined 2005 and 2006 earnings, cash use, and gross margin attributable to the Company’s “Invest and Grow” revenue category.

During the nine months ended September 30, 2005, the Company also added two new participants to the Senior Leadership Performance Program, which was established by the Board of Directors on November 14, 2004 and previously disclosed. These two new participants were granted performance share opportunities aggregating 16,163 shares payable in unrestricted shares of common stock if the Company achieves specified goals related to earnings and/or cash flow by December 31, 2006. Also, on March 18, 2005, the Board of Directors adopted the 2005 Annual Bonus program. As previously disclosed, one-half of the value of any payouts under this program are expected to be paid in unrestricted shares of the Company’s common stock.

6.	COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(94)	$(95)	$(275)	$(309)
Foreign currency translation adjustment	(1)	(1)	18	8
Unrealized gain (loss) on foreign currency hedge	1	—	7	—

Comprehensive loss	$(94)	$(96)	$(250)	$(301)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

7.	LOSS PER COMMON SHARE

Basic loss per common share is computed as net loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Net loss applicable to common shareholders includes preferred stock dividends of $1 for each of the three month periods ended September 30, 2005 and 2004 and $3 for each of the nine month periods ended September 30, 2005 and 2004. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three and nine months ended September 30, 2005 and 2004, diluted loss per common share is the same as basic loss per common share.

For the three and nine months ended September 30, 2005, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 2,212,660 stock options, 13,932,565 shares issuable upon conversion of mandatory convertible notes, and 1,061,137 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Plan. For the three and nine months ended September 30, 2004, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 2,139,000 stock options, and 1,117,375 common shares issuable upon vesting of restricted stock units under the 2003 Global Crossing Limited Stock Incentive Plan.

8.	INCOME TAXES

The Company’s provision for income taxes for the three and nine months ended September, 30, 2005 was $20 and $44, respectively, of which $15 and $36, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. For the three and nine months ended September, 30, 2004, the Company’s provision for income taxes was $6 and $33, respectively, of which $3 and $24, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The provision for income taxes which is a reversal of the related valuation allowance that existed at the fresh start date has been recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganizations under the Bankruptcy Code.”

9.	CONTINGENCIES

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

The following is a description of those claims and of material legal proceedings in respect of claims alleged to have arisen after the commencement of the chapter 11 cases, in each case that were pending during or after the nine months ended September, 30, 2005.

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

On August 23, 2005, the court referred a comparable case – Southwestern Bell Telephone, LP. v. VarTec Telecom, Inc., to the Federal Communications Commission (“FCC”). The FCC has filed a notice seeking comments on the issues referred by the court. Comments on the petitions are due on November 10, 2005. The Company intends to participate in that proceeding.

Restatement Class Action Litigation

Following the Company’s April 27, 2004 announcement that it expected to restate certain of its consolidated financial statements as of and for the year ended December 31, 2003, eight separate class action lawsuits all purporting to be brought on behalf of Company shareholders were commenced against the Company and certain of its officers and directors in the United States District Courts in New Jersey, New York and California. The cases were consolidated and transferred by the Judicial Panel on Multidistrict Litigation to Judge Gerald Lynch of the United States District Court for the Southern District of New York. On February 18, 2005, lead plaintiffs filed an amended consolidated class action complaint against the Company and two of its past and present officers.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

Counsel for the Company and the lead plaintiffs have agreed in principle on behalf of their clients to settle the litigation under the terms of a proposed settlement agreement. The proposed settlement agreement contemplates the creation of a settlement fund by the company, subject to reimbursement in full by the Company’s directors and officers liability insurance carrier. The Company may also seek reimbursement of legal costs from the insurance carrier to the extent such costs exceed a $0.5 deductible. The proposed settlement agreement remains subject to final negotiation and court approval.

Claim by the United States Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the United States Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Limited (“PCL”), a former subsidiary of the Company, violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration. The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. On November 7, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the Bankruptcy Court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $14. Negotiations with PCL to resolve the remaining issues are ongoing but no final resolution has been reached. An identical claim that had been filed in the bankruptcy proceedings of PCL was settled in principle in September 2005 and is subject to further review and court approval.

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

In August 2003, the OFT extended its investigation in respect of allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine telecommunication cables on their land in the UK. The Company responded to those allegations on October 10, 2003. The Company has cooperated fully with the investigation and has supplied additional factual materials including a number of formal witness statements. By letter dated December 2, 2004, the OFT informed the Company and others that its investigation is continuing and that it will be issuing a Statement of Objections to a number of parties under investigation. The OFT has not, however, indicated which parties will be receiving such a statement and to date no findings have been made against the Company and the Company continues to deny any wrongdoing. On April 5, 2005, the Company received a request for the production of certain information to which the Company has responded in full. If the OFT determines that the Company engaged in anti-competitive behavior, the OFT may impose a fine up to a maximum of 10% of the Company’s revenue in this field of activity in the UK for up to three years preceding the year in which the infringement ended.

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

Foreign Income Tax Audit

A tax authority in South America has issued an assessment based on an income tax audit for calendar years 2001 and 2002. The examiner’s position is that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. The assessment was $26, including potential interest and penalties. The Company filed a response to the assessment with the tax authority. The Company is waiting for a response from the tax authority and expects lengthy litigation if the assessment is not resolved.

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber optic cable, which was constructed, owned and operated by PCL, . PCL asserts that the Company and Asia Global Crossing, another former subsidiary of the Company, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by the Company and Asia Global Crossing on behalf of PCL.

During the pendency of the Company’s Chapter 11 proceedings, on January 14, 2003, PCL filed an administrative expense claim in the Bankruptcy Court for $8 in post-petition services plus unliquidated amounts arising from the Company’s alleged breaches of fiduciary duty and misallocation of PCL’s revenues. The Company objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of $79 claiming the Company failed to pay revenue for services and maintenance charges relating to PC-1 capacity and failed to pay PCL for use of the related cable stations and seeking to recover a portion of the monies received by the Company under a settlement agreement entered into with Microsoft Corporation and an arbitration award against Softbank. The Company filed an objection to the amended claim seeking to dismiss, expunge and/or reclassify the claim and PCL responded to the objection by filing a motion for partial summary judgment claiming approximately $22 for the capacity, operations and maintenance charges and co-location charges and up to approximately $78 for the Microsoft and Softbank proceeds. PCL’s claim for co-location charges (which comprised approximately $2 of the total claim) has been settled pursuant to a settlement agreement dated November 4, 2005. That settlement agreement is subject to the approval of PCL’s bankruptcy court.

In prior discussions, the Company and PCL agreed in principle that the Company would admit liability for short term lease revenues and Indefeasible Rights of Use (“IRU”) revenues (although the Company did not agree with the amount claimed by PCL) in return for PCL agreeing that both parties’ claims would be consolidated in the Company’s bankruptcy court, and that no monies would be paid until both cases had been resolved. That agreement was never finalized due to the parties’ inability to agree to the scope of the admission and currently the Company has not admitted liability. It has been agreed that the claims will be consolidated and a stipulation to that effect has been signed although it is still subject to court approval. Settlement talks are ongoing over the portions of the claim which do not relate to the Microsoft and Softbank proceeds. The parties anticipate that there will be a preliminary hearing on the validity of the various claims before trial commences.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

Foreign Government Highways Tax

On December 20, 2004, representatives of one of the Company’s European subsidiaries were advised at a meeting with the applicable governmental agency for highways that a tax would be levied on the Company in respect of the Company’s network in that country. The Company originally received assessments totaling $4. The Company has formally appealed all tax assessments received and in the third quarter of 2005 received notice that the government had accepted certain points of the Company’s appeal which is expected to reduce the Company’s liability to less than $1 million. The Company is continuing with its appeal to seek further reductions.

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

10.	RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three and nine months ended September 30, 2005, the Company provided approximately $0.0 and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”). Further, during the three and nine months ended September 30, 2005, the Company received approximately $0.4 and $0.9 of co-location services from an affiliate of ST Telemedia. For the three and nine months ended September 30, 2004, the Company provided approximately $0.2 and $0.9, respectively, of telecommunications services to subsidiaries and affiliates of ST Telemedia and received approximately $0.2 and $0.6 of co-location services from an affiliate of ST Telemedia. Further, during the three months ended September 30, 2005 and 2004, the Company accrued dividends and interest of $8.2 and $6.4, respectively, related to debt and preferred stock held by affiliates of ST Telemedia.

At September 30, 2005 and December 31, 2004, the Company had approximately $22 and $4.4, respectively, due to ST Telemedia and its subsidiaries and affiliates, and approximately $0.0 and $0.1, respectively, due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates relate to interest due under the $250 aggregate principal amount of 4.7% payable in kind mandatory convertible notes held by subsidiaries of ST Telemedia (the “Convertible Notes”) and dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” and “other deferred liabilities,” respectively, in the accompanying consolidated balance sheets. The Company accrues interest on the Convertible Notes at the annual rate of 11% due to certain provisions in the Convertible Notes indenture that could obligate the Company to pay interest retroactively at that rate if the Company were unable to deliver common shares upon receiving a notice of conversion from a holder of such notes (a “Conversion Restriction”). However, at such time, if any, as the Convertible Notes are converted into common shares of the Company, all amounts accrued for interest and principal on the applicable Convertible Notes will be reclassified to common stock and additional paid in capital. On September 30, 2005, $6.1 of accrued interest related to the Convertible Notes was converted to additional Convertible Notes. This represents interest accrued through June 30, 2005, the payment of which was deferred at ST Telemedia’s request, calculated at the 4.7% annual rate that applies in the absence of a Conversion Restriction.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

Commercial relationships between the Company and the Slim Family

According to filings made with the SEC, Carlos Slim Helu and members of his family (collectively, the “Slim Family”), together with entities controlled by the Slim Family, held greater than 10% of the Company’s common stock as of September 30, 2005. Accordingly, the members of the Slim Family may therefore be considered related parties of the Company. During the three and nine months ended September 30, 2005 and 2004, the Company engaged in various commercial transactions in the ordinary course of business with telecommunications companies controlled by or subject to significant influence from the Slim Family (“Slim-Related Entities”). Specifically, telecommunications services provided to Slim-Related Entities during the three and nine months ended September 30, 2005 were approximately $2 and $6, respectively, and approximately $3 and $4, respectively, for the three and nine months ended September 30, 2004. Purchases of access-related services from Slim-Related Entities were approximately $2 and $5, respectively, for the three and nine months ended September 30, 2005 and approximately $1 and $3, respectively, for the three and nine months ended September 30, 2004.

11.	SALE OF ASSETS

Trader Voice

On May 3, 2005, the Company sold its Trader Voice business, which provides services primarily to the financial markets industry, to WestCom Corporation, after receiving all necessary regulatory approvals. The Company received $25 of gross cash proceeds from the transaction, including $3 of restricted cash. The sale of Trader Voice resulted in a gain of $14. This gain is reported in other income (expense), net, in the condensed consolidated statements of operations for the nine months ended September 30, 2005.

Small Business Group (“SBG”)

On March 21, 2005, the Company entered into an agreement to sell its Small Business Group business (“SBG”) to Matrix Telecom (“Matrix”), a Platinum Equity company. Under the agreement, the Company will receive approximately $41 in gross cash proceeds for SBG, which provides voice and data products to approximately 30,000 small to medium-sized businesses in the United States. The sale is subject to regulatory approval and, pursuant to the agreement, will close on or prior to December 31, 2005. On June 23, 2005, the Company received approximately $33 of the cash proceeds from Matrix, as a prepayment of a portion of the purchase price. The prepayment is recorded in cash and cash equivalents and other current liabilities.

12.	DISCONTINUED OPERATIONS

Sale of Global Marine and SB Submarine Systems Company Ltd (“SBSS”)

On August 13, 2004, the Company entered into a series of agreements with Bridgehouse Marine Limited (“Bridgehouse”) for the sale of Global Marine Systems Limited (together with its subsidiaries, “Global Marine”) and the transfer of the Company’s forty-nine percent shareholding in SBSS, a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration of $15, subject to certain conditions set forth in the agreements. During the third quarter of 2004, the Company completed the sale of Global Marine for consideration of $1. No gain or loss was recorded on the sale of Global Marine. As a result of this transaction, Bridgehouse assumed all of Global Marine’s capital and operating lease commitments.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

During the third quarter of 2005, the Company completed the transfer of its interest in SBSS to Bridgehouse for consideration of $14 and recognized an $8 gain on the sale. The Company recognized $8 and $9 of income from discontinued operations in the three and nine months ended September 30, 2005, related to its equity interest in SBSS.

The operating results for Global Marine and SBSS were as follows for the three and nine months ended September 30, 2004:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenue	$14	$70
Operating expenses	(20)	(100)

Operating loss	(6)	(30)
Interest expense, net	(2)	(7)
Other income, net	4	11
Provision for income taxes	—	—

Loss from discontinued operations	$(4)	$(26)

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

Risks Related to Liquidity and Financial Resources

•	We incurred substantial operating losses, which have continued in 2005. If we are unable to improve operating results to achieve positive cash flows in the future, we may be unable to meet our anticipated liquidity requirements.

•	The covenants in our debt instruments restrict our financial and operational flexibility.

•	Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial flexibility.

Risks Related to our Operations

•	We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

•	Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

•	The operation, administration, maintenance and repair of our systems are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design lives, including as a result of natural disasters, terrorist acts, power losses, security breaches or computer viruses.

•	We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions.

•	Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our net loss may suffer due to currency translations.

•	We have material weaknesses in our internal controls and we face possible difficulties and delays in improving such controls.

•	Our Global Crossing (UK) Telecommunications Limited subsidiary’s (together with its subsidiaries, “GCUK”) revenue is concentrated in a limited number of customers, and such customers have certain rights to terminate their contracts or to simply cease purchasing services thereunder.

•	We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

•	The calculation of our real estate restructuring reserve involves the estimation of receipts from subleases to third parties, including projections of material receipts from subleases to be entered into in the future. Although we believe these estimates to be reasonable, actual sublease receipts could turn out to be materially different than we have estimated.

Risks Related to Competition and our Industry

•	The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

•	Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

•	Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

•	Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

•	Our operations are subject to extensive regulation and require us to obtain and maintain a number of governmental licenses and permits. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

•	Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

Risks Related to our Common Stock

•	A subsidiary of ST Telemedia is our majority stockholder and the voting rights of other stockholders are significantly limited.

•	Future sales of our common stock could adversely affect its price and/or our ability to raise capital.

For a more detailed description of these risks and important additional risk factors, see Item 1, “Business—Cautionary Factors That May Affect Future Results,” in our annual report on Form 10-K for the year ended December 31, 2004.

Executive Summary

Overview

We are a global provider of telecommunications services to carriers and commercial enterprises around the world. The principal services we offer to our customers include voice, data and collaboration services. We offer these services using a global IP-based network that directly connects more than 300 cities in over 30 countries and delivers services to more than 500 major cities in over 50 countries around the world. The majority of our telecommunications services revenues and cash flows are generated based on monthly recurring services.

Third Quarter 2005 Highlights

As previously disclosed in October 2004, we initiated a restructuring plan to focus our operations on our core enterprise and carrier data sales through direct and indirect channels. This includes the pursuit of several new business initiatives in areas where we can capitalize on our IP network and capabilities, de-emphasize lower margin services, specifically legacy voice services, and exit non-core lines of business. During the third quarter of 2005, we continued implementing these restructuring activities, which resulted in anticipated reductions in revenue from our carrier voice and non-core lines of business, partially offset by a modest increase in core enterprise and carrier data sales.

Our gross margin is calculated by subtracting cost of revenue from consolidated revenue (see table below). As a result of our business restructuring activities described above and our cost of access initiatives, we have significantly increased our gross margin as a percentage of consolidated revenue. Specifically regarding the third quarter of 2005, consolidated revenue declined approximately 22%, while gross margin dollars declined approximately 8% as compared with the third quarter of 2004.

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	$	% of Revenue	$	% of Revenue	% Increase/ Decrease
	(in millions)		(in millions)

Consolidated revenue	$481	100%	$620	100%	(22%)
Cost of revenue:
Cost of access	(306)	(63.6%)	(435)	(70.2%)	(30%)
Cost of equipment sales	(13)	(2.7%)	(8)	(1.3%)	63%

	(319)	(66.3%)	(443)	(71.5%)	(28%)

Gross margin	$162	33.7%	$177	28.5%	(8%)

During the third quarter of 2005, we generated a negative cash flow of $45 million, which reduced our available liquidity. At September 30, 2005 we had $260 million of unrestricted cash, as compared to $365 million at December 31, 2004. We expect our available liquidity to decline substantially during the remainder of 2005 due to operating cash flow requirements, including debt servicing, capital expenditures and estimated payments related to deferred reorganization costs. However, based on our business projections, our expectation is that unrestricted cash on hand, together with proceeds from sales of non-core assets (including the remaining proceeds from the sale of SBG as described above), marketable securities and IRUs, will provide us with the liquidity needed to fund our operations until the point in time during the second half of 2006 when we expect to start generating positive cash flow.

Reclassifications

Certain prior year amounts have been reclassified in the accompanying unaudited condensed consolidated financial statements for consistent presentation to the current period. See immediately below for a description of certain such reclassifications.

Review of Periodic Reports

The Company’s 2004 annual report on Form 10-K and its quarterly reports on Form l0-Q for the first two quarters of 2005 are under review by the Staff of the Securities and Exchange Commission (the “SEC”). In connection with such review, during the third quarter of 2005 the Company revised its presentation of the condensed consolidated statement of operations. The financial statement line item previously referred to as “other operating expenses” is now referred to as selling, general and administrative expenses (“SG&A”). Third party maintenance, which was previously included on a separate line, is now included within SG&A. Third party maintenance was $74 million and $86 million for the nine months ended September 30, 2005 and 2004, respectively. “Costs of equipment sales,” the components of which were previously included in “other operating expenses,” has been reclassified within a new line item referred to as “cost of revenue,” which also includes cost of access.

Two SEC comments that are still under discussion between the Company and the SEC Staff may require us to amend this quarterly report on Form 10-Q and prior reports filed with the SEC. First, the SEC Staff has indicated its belief that costs characterized as “real estate, network and operations expenses” and “third party maintenance expenses” should be included within “cost of revenue” in our consolidated statement of operations. Second, the SEC Staff has indicated its belief that each of our product groupings (i.e., enterprise, carrier data and indirect channels; carrier voice; and consumer voice and SBG) should be reported as a separate operating segment. We expect to work with the SEC Staff to resolve these comments prior to year-end.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the accompanying condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on our knowledge of current events, actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of our management, who continually evaluate the judgments, estimates and assumptions and may employ outside experts to assist in the evaluations.

Certain of our accounting policies are deemed “critical,” as they are both most important to the financial statement presentation, and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2004, as amended, as management believes, other than indicated below, there have been no significant changes regarding our critical accounting policies since such time.

Cost of Access

Cost of access primarily comprises usage based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities.

On August 1, 2005, we implemented a new cost of access invoice tracking system for our North American operations whereby all cost of access invoices are expensed upon receipt. Therefore, we no longer validate the cost of access accrual through a monthly rebuilding of the accrual on a 90 day lag basis using aggregate cash payment information. Cost of access accounting continues to require significant estimation, and we continue to follow the other cost of access accrual estimation and validation procedures as highlighted in our annual report on Form 10-K for the year ended December 31, 2004.

We are currently in the process of preparing a historical analysis of settlements of disputes with cost of access vendors to determine whether a revision of our accrual estimation process for such disputes is warranted. Currently, we reserve 100% of such disputes until the settlement process is finalized. We expect that the analysis will be completed in the fourth quarter of 2005 and that any adjustment of the existing accrual for such disputes will be recorded during this period.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Revenue	$481	$620	$(139)	(22%)
Cost of revenue
Cost of access	(306)	(435)	(129)	(30%)
Cost of equipment sales	(13)	(8)	5	63%

Total cost of revenue	(319)	(443)
Selling, general and administrative	(195)	(212)	(17)	(8%)
Depreciation and amortization	(36)	(45)	(9)	(20%)

Operating loss	(69)	(80)
Interest expense, net	(21)	(10)	11	110%
Other expense, net	(1)	—	1	NM

Loss from continuing operations before reorganization items	(91)	(90)
Net gain on preconfirmation contingencies	9	5	4	80%

Loss from continuing operations before income taxes	(82)	(85)
Provision for income taxes	(20)	(6)	14	233%

Loss from continuing operations	(102)	(91)
Income (loss) from discontinued operations, net of income tax	8	(4)	12	NM

Net loss	(94)	(95)
Preferred stock dividends	(1)	(1)	—	NM

Loss applicable to common shareholders	$(95)	$(96)

NM – not meaningful

Revenue. Revenues for the three months ended September 30, 2005 and 2004 reflect the following changes.

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Revenues:
Enterprise, carrier data and indirect channels	$269	$264	$5	2%
Carrier voice	189	318	(129)	(41%)
Consumer voice and SBG	23	38	(15)	(39%)

Total revenues	$481	$620	$(139)	(22%)

Enterprise, carrier data, and indirect channels. Enterprise, carrier data and indirect channels represent areas in which we are investing our resources to grow our business. Enterprise consists of the provision of voice, data and collaboration services to our customers other than carriers, consumers, and small business group (“SBG”) customers. Carrier data consists of the provision of our data products, including IP, transport and capacity services, to our telecommunications carrier customers. Indirect channels consist of the provision of voice, data and managed services to or through business relationships with other telecommunications carriers, sales agents and system integrators. Revenue in these areas, excluding enterprise voice services, increased in the third quarter of 2005 compared with the third quarter of 2004 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in an increase in sales volume. There was a modest increase in revenue related to sales through indirect channels. These increases in revenue were moderated by declines in prices for IP access telecommunications services as well as customer attrition. Prices for commoditized IP access services continue to decline while prices for premium products such as IP VPN, video conferencing and managed services declined minimally. Prices for enterprise voice services were relatively flat.

Carrier voice. Carrier voice represents the provision of domestic and international voice services to our carrier customers. Carrier voice revenues decreased in the third quarter of 2005 compared with the third quarter of 2004 as a result of our business restructuring activities announced in the fourth quarter of 2004 to increase the profitability of our carrier voice business through price increases and the tightening of our payment terms for long distance customers, which resulted in the migration of traffic off of our network and non-renewal of certain low margin contracts. The decrease in carrier voice revenue was partially offset by a slight increase in average unit prices for United States (“US”) domestic long distance voice services.

Consumer voice and SBG. Consumer voice and SBG represent non-core lines of business that we are exiting. Revenue for these lines of businesses declined in the third quarter of 2005 compared with the third quarter of 2004 as a result of the sale of our Trader Voice business (which was included in this product grouping prior to its sale) on May 3, 2005, price reductions during contract renewals and reduced investment in these non-core assets.

Cost of revenue. Cost of revenue consists of (i) cost of access, including usage based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers, and (ii) cost of equipment sales, which includes the cost of software, hardware, equipment and maintenance sold to our managed services, collaboration services, and system integrators customers.

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Cost of revenue:
Enterprise, carrier data and indirect channels	$139	$139	$—	0%
Carrier voice	170	286	(116)	(41%)
Consumer voice and SBG	10	18	(8)	(44%)

Total cost of revenue	$319	$443	$(124)	(28%)

Enterprise, carrier data, and indirect channels. Cost of revenue for these lines of business consists of cost of access charges and cost of equipment sales. Cost of revenue was unchanged in the third quarter of 2005 compared with the third quarter of 2004. Cost of access expense decreased as a result of our cost of access initiatives to optimize the access network and effectively lower cost of access unit prices and a more favorable mix of sales of data, IP and managed services. The decrease in cost of access charges was offset by an increase in cost of equipment sales as a result of additional collaboration and system integrator sales.

Carrier voice. Cost of revenue for this line of business consists of cost of access charges. Cost of revenue decreased in the third quarter of 2005 compared with the third quarter of 2004 as a result of reductions in the amount of access services purchased due to lower carrier sales volume and as a result of our cost of access initiatives to optimize network access and effectively lower cost of access unit prices.

Consumer voice and SBG. Cost of revenue for these lines of business consists of cost of access charges. Cost of revenue decreased in the third quarter of 2005 compared with the third quarter of 2004 as a result of the sale of our Trader Voice business on May 3, 2005, cost of access initiatives and reduced investment in these non-core assets.

Selling, general and administrative. Selling, general and administrative expenses consist of (i) real estate and internal maintenance-related expenses, including all administrative real estate costs; (ii) salaries and benefits; (iii) restructuring costs; (iv) stock-related expenses related to awards granted under our stock incentive plan; (v) cash incentive compensation; (vi) non-income taxes, including property taxes on owned real estate and trust fund taxes such as gross receipts taxes, franchise taxes and capital taxes; and (vii) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber optic network and cable landing stations.

The decrease in selling, general and administrative expenses for the third quarter of 2005 compared with the third quarter of 2004 is primarily a result of: (i) a $9 million decrease in salaries and benefits as a result of a reduction in workforce related to our business restructuring activities implemented in the fourth quarter of 2004, partially offset by an increase in sales commissions and additional employee benefit costs related to the 2005 bonus plan; (ii) a $3 million decrease in professional fees; (iii) a $5 million decrease in restructuring expense as a result of changes in our estimated operating expenses and sublease income related to restructured facilities; (iv) a $5 million decrease in real estate expenses as a result of reductions in property tax rates and transfer of lease properties to the purchaser on completion of the sale of Trader Voice; and (v) a $4 million decrease in third party maintenance expenses as a result of contract negotiations with certain vendors that resulted in reduced costs and extended terms and variable charges based on actual vendor time and material charges incurred rather than higher fixed rates.

The above factors decreasing selling, general and administrative expenses were partially offset by: (i) a $7 million increase in stock related expenses as a result of additional equity grants to employees after the third quarter of 2004 and 50% of our 2005 annual bonus being anticipated to be paid in shares of common stock (as opposed to the 2004 annual bonus, which was 100% payable in cash); (ii) a $2 million increase in cash incentive compensation primarily resulting from accruing the 2005 annual bonus program at target (as opposed to the 2004 annual bonus program, which was accrued at a significant discount to target due to performance being below target); and (iii) a $2 million increase in other selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. Depreciation and amortization decreased in the third quarter of 2005 compared with the third quarter of 2004 as a result of (i) a significant reduction in intangible amortization as a result of reductions in intangible assets due to fresh start accounting and tax adjustments during 2005 and 2004 and (ii) a decrease in prepaid installation amortization due to the write-off of prepaid installation charges during 2004. The decrease was partially offset by accelerated depreciation of certain fixed assets that were decommissioned in 2005 and new depreciation expense from capital purchases after the third quarter of 2004.

Interest expense, net. Interest expense, net includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities and amortization of deferred finance costs, net of interest income. Interest expense, net increased in the third quarter of 2005 compared with the third quarter of 2004 primarily due to an increase in outstanding indebtedness for borrowed money. During the third quarter of 2005 we incurred interest on the $200 million in aggregate principal amount of 10.75% United States dollar denominated senior secured notes and £105 million principal amount of 11.75% pounds sterling denominated senior secured notes (collectively, the “GCUK Notes”) and the $250 million aggregate principal amount of 4.7% payable in kind mandatory convertible notes (the “Convertible Notes”) issued in December 2004. During the third quarter of 2004, we incurred interest on the $200 million 11% senior secured notes (the “Exit Notes”) and the $125 million senior secured loan facility (the “Bridge Loan Facility”), each of which was retired on December 23, 2004.

Other income, net. Other income, net decreased in the third quarter of 2005 primarily as a result of a $1 million decrease in foreign currency transaction gains.

Net gain on pre-confirmation contingencies. During the third quarter of each of 2005 and 2004, we revised our estimated liability for certain contingencies related to periods prior to the emergence from chapter 11 proceedings, primarily related to non-income tax contingencies, which resulted in a net gain.

Provision for income taxes. Provision for income taxes increased primarily as a result of a change in the mix of earnings to jurisdictions with higher tax rates and changes in certain estimates, which were offset by a slight reduction in the provision for asset taxes.

Loss from discontinued operations. As discussed in Note 12, “Discontinued Operations,” to the accompanying condensed consolidated financial statements, on August 13, 2004 we entered into an agreement with Bridgehouse for the sale of Global Marine and our forty-nine percent shareholding in SBSS, which were not considered core to our strategy. The results of their operations have been classified as discontinued operations. During the third quarter of 2005, we completed the transfer of our interest in SBSS to Bridgehouse for consideration of $14 million and recognized an $8 million gain on the sale. During the third quarter of 2004 we recognized a loss from discontinued operations related to Global Marine’s operating results through the sale date in August 2004. No gain or loss was recorded on the sale of Global Marine in 2004.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

	September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Revenue	$1,506	$1,914	$(408)	(21%)
Cost of revenue
Cost of access	(937)	(1,364)	(427)	(31%)
Cost of equipment sales	(40)	(34)	6	18%

Total cost of revenue	(977)	(1,398)
Selling, general and administrative	(617)	(626)	(9)	(1%)
Depreciation and amortization	(106)	(127)	(21)	(17%)

Operating loss	(194)	(237)
Interest expense, net	(65)	(23)	42	183%
Other income (expense), net	(2)	5	(7)	NM

Loss from continuing operations before reorganization items	(261)	(255)
Net gain on preconfirmation contingencies	21	5	16	320%

Loss from continuing operations before income taxes	(240)	(250)
Provision for income taxes	(44)	(33)	11	33%

Loss from continuing operations	(284)	(283)
Income (loss) from discontinued operations, net of income tax	9	(26)	35	NM

Net loss	(275)	(309)
Preferred stock dividends	(3)	(3)	—	NM

Loss applicable to common shareholders	(278)	(312)

NM – not meaningful

Revenue. Revenues for the nine months ended September 30, 2005 and 2004 reflect the following changes.

	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Revenues:
Enterprise, carrier data and indirect channels	$816	$795	$21	3%
Carrier voice	605	992	(387)	(39%)
Consumer voice, SBG and Trader Voice	85	127	(42)	(33%)

Total revenues	$1,506	$1,914	$(408)	(21%)

Enterprise, carrier data, and indirect channels. Revenue in these areas, excluding enterprise voice services, increased in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in an increase in sales volume. There was also a modest increase in revenue related to sales through indirect channels. These increases in revenue were moderated by declines in prices for IP access telecommunications services as well as customer attrition. Prices for commoditized IP access services continue to decline while prices for premium products such as IP VPN, video conferencing and managed services declined minimally. Prices for enterprise voice services were relatively flat.

Carrier voice. Carrier voice revenues decreased in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 as a result of our business restructuring activities announced in the fourth quarter of 2004 to increase the profitability of our carrier voice business through price increases and the tightening of our payment terms for long distance customers, which resulted in the migration of traffic off of our network and non-renewal of certain low margin contracts. Pricing for US domestic long distance voice services were relatively flat.

Consumer voice, SBG and Trader Voice. Revenue from non-core lines of business declined in the nine months ended September 30, 20005 compared with the nine months ended September 30, 2004 as a result of the sale of Trader Voice business on May 3, 2005, price reductions during contract renewals and reduced investment in these non-core lines of businesses.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2005 and 2004 reflects the following changes.

	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Cost of revenue:
Enterprise, carrier data and indirect channels	$416	$433	$(17)	(4%)
Carrier voice	523	902	(379)	(42%)
Consumer voice, SBG and Trader Voice	38	63	(25)	(40%)

Total cost of revenue	$977	$1,398	$(421)	(30%)

Enterprise, carrier data, and indirect channels. Cost of revenue decreased during the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004 as a result of our cost of access initiatives to optimize the access network and effectively lower cost of access unit prices and a more favorable mix of sales of data, IP and managed services. The decrease in cost of access charges was partially offset by an increase in cost of equipment sales as a result of additional collaboration and system integrator sales.

Carrier voice. Cost of revenue decreased in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 as a result of reductions in the amount of access services purchased due to lower carrier sales volume and as a result of our cost of access initiatives to optimize network access and effectively lower cost of access unit prices.

Consumer voice, SBG and Trader Voice. Cost of revenue for these lines of businesses decreased in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 as a result of the sale of our Trader Voice business on May 3, 2005, cost of access initiatives and reduced investment in these non-core assets.

Selling, general and administrative. The decrease in selling, general and administrative expenses is primarily a result of (i) a $19 million decrease in salaries and benefits as a result of a reduction in workforce related to our business restructuring activities implemented in the fourth quarter of 2004, partially offset by an increase in sales commissions and additional employee benefit costs related to the 2005 bonus plan; (ii) a $12 million decrease in third party maintenance expenses as a result of contract negotiations with certain vendors that resulted in reduced costs and extended terms and variable charges based on actual vendor time and material charges incurred rather than higher fixed rates; (iii) a $7 million decrease in non-income tax expense as a result of receiving a revised assessment with lower charges and revisions to other estimated non-income tax reserves; (iv) a $2 million decrease in bad debt expense reflecting improvements in account agings; and (v) a decrease of $10 million in expenses primarily as a result of lower medical contributions and vendor settlement gains during the nine months ended September 30, 2005.

The above factors decreasing selling, general and administrative expenses were partially offset by: (i) a $15 million increase in restructuring costs predominately reflecting lower estimated sublease payments to be received for restructured facilities related to the 2003 and prior restructuring plans, due to a decline in the sublet demand for facilities, principally in Europe; (ii) a $19 million increase in stock related expenses as a result of additional equity grants to employees after the third quarter of 2004 and 50% of our 2005 annual bonus being anticipated to be paid in shares of common stock (as opposed to the 2004 annual bonus, which was 100% payable in cash); and (iii) a $8 million increase in cash incentive compensation primarily resulting from accruing the 2005 annual bonus program at target (as opposed to the 2004 annual bonus program, which was accrued at a significant discount to target due to performance being below target).

Depreciation and amortization. Depreciation and amortization decreased as a result of (i) a significant reduction in intangible amortization as a result of reductions in intangible assets due to fresh start accounting and tax adjustments during 2005 and 2004 and (ii) a decrease in prepaid installation amortization due to the write-off of prepaid installation charges during 2004. The decrease related to these items was partially offset by accelerated depreciation of certain fixed assets that were decommissioned in 2005 and new depreciation expense from capital purchases made during and after the nine months ended September 30, 2004.

Interest expense, net. Interest expense, net increased primarily due to an increase in outstanding indebtedness for borrowed money. During the nine months ended September 30, 2005, we incurred interest on the GCUK Notes and the Convertible Notes issued in December 2004. During the nine months ended September 30, 2004, we incurred interest on the Exit Notes and the Bridge Loan Facility, each of which was retired on December 23, 2004.

Other income, net. Other income, net decreased in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004, primarily as a result of an increase in losses resulting from foreign currency impacts on transactions and an $8 million gain in the nine months ended September 30, 2004 for the recovery of legal fees incurred for class action lawsuits under our directors and officers liability insurance policy, partially offset by gains recorded on the sale of our Trader Voice business, marketable securities and other assets. During the nine months ended September 30, 2005 foreign currency transaction losses increased $19 million to $22 million compared with $3 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005 we recorded gains of $14 million, $2 million and $2 million, respectively, for the sale of our Trader Voice business, marketable securities and other assets.

Net gain on pre-confirmation contingencies. During the nine months ended September 30, 2005, we revised our estimated liability for certain contingencies related to periods prior to the emergence from chapter 11 proceedings, primarily related to non-income tax contingencies which resulted in a net gain.

Provision for income taxes. Provision for income taxes increased primarily as a result of a change in the mix of earnings to jurisdictions with higher tax rates and changes in certain estimates, which were offset by a slight reduction in the provision for asset taxes.

Loss from discontinued operations. The decrease in the loss from discontinued operations is a result of recognizing an $8 million gain on the sale of SBSS during the nine months ended September 30, 2005 versus losses from Global Marine’s operating results through the sale date in August 2004.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At September 30, 2005, our available liquidity consisted of $260 million of unrestricted cash and cash equivalents. In addition, we also held $23 million in restricted cash and cash equivalents of which $18 million is included in other assets in the accompanying unaudited condensed consolidated balance sheet. The restricted cash and cash equivalents represent collateral relating to certain rental guarantees, performance bonds, letters of credit and deposits.

For each period since we commenced operations, we have incurred substantial operating losses. For the nine months ended September 30, 2005, we posted a net operating loss of approximately $194 million and utilized net cash for operating and investing activities aggregating approximately $87 million. In the near term, our existing and projected operations are not expected to generate cash flows sufficient to meet our cash needs. We expect our available liquidity to substantially decline during the remainder of 2005 due to operating cash flow requirements, including debt service, capital expenditures, and Plan of Reorganization-related payments for deferred reorganization costs. However, based on our business projections, our expectation is that unrestricted cash on hand, together with proceeds from sales of IRUs, marketable securities and non-core assets (including the remaining proceeds from the sale of SBG), will provide us with the liquidity needed to fund our operations until the point in time during the second half of 2006 when we expect to start generating positive cash flow.

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

Depending upon business opportunities and market conditions arising from time to time, we may in the future enter into additional financing arrangements. Our ability to do so is subject to the limitations in the covenants in our outstanding debt instruments and to the rights of ST Telemedia under our outstanding preferred shares (see Item 5 “Market for the Registrant’s Common Stock and Related Stockholder Matters—Description of New Global Crossing Equity Securities,” of our 2004 annual report on Form 10-K).

Indebtedness

At September 30, 2005, we had $636 million of long-term indebtedness outstanding, consisting of $380 million GCUK Notes and $256 million of Convertible Notes. On September 30, 2005, approximately $6.1 million of accrued interest related to the Convertible Notes was converted to additional Convertible Notes. This represents accrued interest through June 30, 2005, the payment of which was deferred at ST Telemedia’s request, calculated at the 4.7% annual rate that applies in the absence of a Conversion Restriction. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” of our 2004 annual report on Form 10-K, for a description of the GCUK Notes and Convertible Notes. We are in compliance with all covenants under the GCUK Notes and Convertible Notes indentures.

Cash Management Impacts and Working Capital

Our working capital deficit increased $137 million to a working capital deficit of $194 million at September 30, 2005 compared to a working capital deficit of $57 million at December 31, 2004. This increase is primarily the result of operating cash flow losses and capital expenditures.

Cash Flow Activity for the nine months ended September 30, 2005

Cash and cash equivalents decreased $105 million during the nine months ended September 30, 2005 to $260 million from $365 million at December 31, 2004. The decrease resulted from continued operating cash flow losses and payments made for capital expenditures, restructuring costs and deferred reorganization costs.

During the nine months ended September 30, 2005, we collected approximately $1,562 million of cash receipts from sales of services. We also collected approximately $15 million related to prepaid service/IRU agreements. Operating expense disbursements, excluding deferred reorganization costs and restructuring costs, were approximately $1,653 million for the nine months ended September 30, 2005. Cash paid for capital expenditures and the repayment of capital lease obligations were approximately $60 million and $12 million, respectively. Payments related to deferred reorganization costs and restructuring costs were approximately $12 million and $30 million, respectively, during the nine months ended September 30, 2005. Miscellaneous receipts collected during the nine months ended September 30, 2005 were approximately $68 million, which included approximately $17 million related to VAT refunds, $7 million related to interest income on bank deposits, and $44 million in other miscellaneous receipts.

The following table is a summary of our condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,		$ Increase/ (Decrease)
	2005	2004
Net cash flows used in operating activities	$(86)	$(146)	$(60)
Net cash flows provided by (used in) investing activities	(1)	(51)	(50)
Net cash flows provided by (used in) financing activities	(12)	68	80
Effect of foreign exchange rates on cash and cash equivalents	(6)	1	7

Net decrease in cash and cash equivalents	$(105)	$(128)	$(23)

Cash Flows used by Operating Activities

Cash flows used in operations decreased in the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004 primarily as a result of lower deferred reorganization payments. Deferred reorganization payments decreased $72 million in the nine months ended September 30, 2005 to $12 million as compared with $84 million in the nine months ended September 30, 2004. The decrease in deferred reorganization payments is due to the majority of payments owed to access providers and other non-tax authority claimants having been due during 2004. Cash flows provided by changes in operating assets and liabilities decreased $25 million in the nine months ended September 30, 2005 to $32 million as compared with $57 million in the nine months ended September 30, 2004. The decrease is primarily a result of paying a greater proportion of our access charges and collection of a lower amount of IRU receipts in the nine months ended September 30, 2005. Changes in operating assets and liabilities are subject to significant variability from quarter to quarter depending on the timing of operating cash receipts and payments.

Cash Flows used in Investing Activities

Cash flows used in investing activities decreased in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 primarily due to the receipt of $55 million of proceeds related to the sale of our Trader Voice business and prepayment of a portion of the sales price of our SBG business, and lower capital expenditures, partially offset by lower proceeds from the sale of marketable securities. Capital expenditures primarily related to network and information technology expenditures. The network expenditures primarily consist of capital spending to meet our anticipated network needs to acquire and/or expand existing customer service requirements. These expenditures include amounts to begin the process of decommissioning several of our points of presence from time division multiplexing technology and relying solely on voice over Internet protocol technology which will result in reduced selling, general and administrative expenses in the future and more efficient network reliability, and spend to begin deploying the updated transport equipment. The information technology expenditures include projects to upgrade our software to support local number portability and new product development.

Cash Flows provided by Financing Activities

Cash flows provided by financing activities decreased for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004, reflecting the drawing of $80 million under the Bridge Loan Facility during the nine months ended September 30, 2004.

Contractual Cash Commitments

During the nine months ended September 30, 2005 we entered into the following purchase commitments: (i) two agreements with our access providers to purchase at least $24 million of access services during 2005 and $135 million over the next eight years, and (ii) an agreement with a network equipment vendor to purchase $16 million of equipment over the next two years, to support our managed services product.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channel is generated from sales of services to other carriers in the telecommunications industry. At September 30, 2005 and December 31, 2004, our receivables related to our carrier sales channel represented approximately 53% and 60%, respectively, of our consolidated receivables.

Off-balance sheet arrangements

There were no material changes in our off-balance sheet arrangements during the nine months ended September 30, 2005.

Settlement with Asia Global Crossing Bankruptcy Trustee

In November 2004, the bankruptcy trustee for Asia Global Crossing Ltd., a former majority-owned subsidiary of the Company now in liquidation under chapter 7 of the U.S. Bankruptcy Code (“AGC”), filed a lawsuit against a number of former directors and officers of AGC, including the chief executive officer and certain other senior officers of the Company (collectively, the “Company Parties). The lawsuit alleged, among other things, breaches of fiduciary duty and duty of loyalty, preferential transfers, and fraudulent conveyances, in each case arising prior to the AGC bankruptcy filing in November 2002. The Company is not named as a defendant in the lawsuit. To avoid adverse consequences to the Company that might result from protracted litigation of the matter, the Company has reached an understanding with the AGC bankruptcy trustee to contribute $4 million to a settlement being negotiated among the trustee and certain defendants in the action. The Company expects a settlement agreement to be finalized in the fourth quarter of 2005; any settlement will be subject to various court approvals. After the settlement is finalized, the Company will record the liability.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2005 due to deficiencies in our internal control over financial reporting. These deficiencies, which were previously identified as material weaknesses in internal control over financial reporting as of December 31, 2004 in our Amendment No. 1 on Form 10-K/A filed on April 28, 2005, can be summarized as follows: (i) we did not maintain appropriate control over non-routine processes, estimation processes and account reconciliations in the overall financial close process and (ii) we did not maintain appropriate control over the estimation processes for the allowances for bad debt and sales credits. Our 2004 Form 10-K/A contains a further description of these material weaknesses and a description of our remediation plan. Although we have completed implementation of most of the measures necessary to remediate the material weaknesses, as summarized below, we do not expect to complete testing of the controls until the fourth quarter of 2005 and we do not believe that, as of September 30, 2005, the new measures had been in operation for a sufficient period of time to ensure the remediation of the previously identified material weaknesses.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2005, the Company implemented significant enhancements to its internal control over financial reporting. These enhancements include the following:

•	We improved internal communication procedures within the Finance organization as well as throughout the Company to ensure that significant issues are communicated to the Accounting department. We have established recurring meetings to review accounting issues internally with senior accounting personnel, including our Chief Accounting Officer.

•	We initiated programs to provide ongoing training and professional education for the Accounting department. Senior accounting personnel now receive weekly updates of new accounting standards. Professional education of senior accounting personnel is tracked to ensure adequate training is being received.

•	We implemented additional senior management review processes for routine and non-routine transactions impacting the financial statements.

•	We established additional supervisory review procedures to ensure that account reconciliations and amounts recorded are substantiated by detailed and contemporaneous documentary support.

•	We improved the controls over the North American estimation process for the allowance for bad debt and sales credits by: (i) developing a historical trend of the bad debt and sales credit write-offs which is now utilized in our estimation process; (ii) establishing additional supervisory reviews of the estimation process by senior accounting personnel; and (iii) implementing a new accounts receivable system which provides improved visibility of the aging of accounts receivables which is reviewed by accounting personnel during the estimation process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9, “Contingencies,” to the accompanying unaudited condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 8, 2005 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville Chief Financial Officer (Principal Financial Officer)

By:	/S/ WILLIAM I. LEES, JR.
William I. Lees, Jr. Senior Vice President Accounting & Financial Operations (Principal Accounting Officer)