Form 10-K
period 2005-12-31
GLOBAL CROSSING LTD
filed 2006-03-16
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.01 per share

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2005 was approximately $272 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 1, 2006, was 22,653,860.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be issued in connection with the 2006 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

For The Year Ended December 31, 2005

i

PART I

ITEM 1. BUSINESS

Introduction

Global Crossing Limited, or “GCL,” was formed as an exempt company with limited liability under the laws of Bermuda in 2003. GCL is the successor to Global Crossing Ltd., a company formed under the laws of Bermuda in 1997 (“Old GCL”) which, together with a number of its subsidiaries (collectively, the “GC Debtors”), emerged from reorganization proceedings on December 9, 2003. Except as otherwise noted herein, references in this annual report on Form 10-K to “Global Crossing,” “the Company,” “we,” “our” and “us” in respect of time periods on or prior to December 9, 2003 mean Old GCL and its subsidiaries (collectively, the “Predecessor”), while such references in respect of time periods after December 9, 2003 mean GCL and its subsidiaries (collectively, the “Successor”).

We provide telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services.

Our principal executive offices are located at Wessex House, 45 Reid Street, Hamilton, Bermuda. Our principal administrative offices are located at 200 Park Place, Suite 300, Florham Park, New Jersey 07932. Our Internet address is www.globalcrossing.com, where you can find copies of this annual report on Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as our proxy statements for our general meetings of shareholders, all of which we will make available free of charge as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

As of March 1, 2006, we employed approximately 3,400 people, of whom approximately 98% are full-time employees and the balance are part-time or temporary employees. We consider our employee relations to be good. None of our employees are currently covered by collective bargaining agreements, other than approximately 50 employees in the United Kingdom (“U.K.”).

In 2005, we increased our focus on becoming a premier provider of global data and IP services to enterprises, and our chief operating decision maker began assessing performance and allocating resources based on three separate operating segments. These operating segments are “enterprise, carrier data and indirect channels” (also referred to as “Invest and Grow” in our press releases pertaining to financial results), “carrier voice” and “consumer voice, small business group and Trader Voice.” See below in this Item 1 and Note 23, “Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K for further information regarding our operating segments and geographic areas.

Prior to August 13, 2004, we owned a business segment engaged in the subsea cable installation and maintenance business: Global Marine Systems Limited (together with its subsidiaries, “Global Marine”). On August 13, 2004, we entered into a series of agreements with Bridgehouse Marine Limited (“Bridgehouse”) for the sale of Global Marine and the transfer of our forty-nine percent shareholding in SB Submarine Systems Company Ltd. (“SBSS”), a joint venture primarily engaged in the subsea cable installation and maintenance business in China. During the third quarter of 2004, we completed the sale of Global Marine for consideration of $1 million. No gain or loss was recorded on the sale. During the third quarter of 2005 we completed the transfer of our interest in SBSS to Bridgehouse for consideration of $14 million and recognized a gain of $8 million on the sale.

On May 3, 2005, we sold our trader voice business (“Trader Voice”), which provides services primarily to the financial markets industry, to WestCom Corporation, after receiving all necessary regulatory approvals. We received $25 million of gross cash proceeds from the transaction, resulting in a pre-tax gain of $14 million.

On March 19, 2005, we entered into an agreement to sell our Small Business Group business (“SBG”) to Matrix Telecom (“Matrix”), a Platinum Equity company. SBG provides voice and data products to approximately 30,000 small to medium-sized businesses in the United States (“U.S.”). On June 23, 2005, we received approximately $33 million of the cash proceeds from Matrix, as a prepayment of a portion of the purchase price. The balance of the purchase price ($5 million after certain purchase price adjustments for working capital items) was received on December 31, 2005, when the sale closed after receiving all required regulatory approvals. The sale resulted in a pre- and post-tax gain of $14 million.

In light of the sales of our Trader Voice and SBG businesses, our “consumer voice, small business group and Trader Voice” segment now comprises only our consumer voice and calling card business. For this reason, this segment is referred to as our “consumer voice” segment for the remainder of this Item 1.

Business Strategy

Our strategy is focused on serving multinational enterprise, government and carrier customers with Internet Protocol (“IP”) and high performance networking solutions. These services are brought to market through direct and indirect distribution channels. We believe that the performance, quality, geographic reach, security and ubiquity of our services are key competitive differentiators. These services are delivered over our extensive global network and advanced IP service platforms which connect 300 of the world’s major commercial centers.

Starting in late 2004 and continuing through 2005, we executed a set of strategic initiatives intended to increase our focus on our target markets and on higher margin global IP and high performance network services. These included the divestment of two businesses (Trader Voice and SBG) that did not address our target markets. We also focused on the development of our direct and indirect distribution channels. Finally, we modified our objectives and operating parameters with respect to our wholesale legacy voice business, which is now being managed with an intense focus on margin and cash flow rather than top line revenue. The execution of these changes, which allows us to manage and report performance based on our two key operating segments, has led to improvements in our financial and operational performance and has simplified resource and investment allocation decisions.

The multinational enterprise customer sector represents a significant market for the provision of global IP services and high performance networking solutions. Target customer sectors in this market include financial services, high-tech, health care, transportation and distribution, and research and education. The government sector also represents a significant global market, as do the cable service and wireless service provider sectors. We have aligned our direct sales channels around these target sectors and are developing alliances with major systems integrators to effectively address the requirements of customers who prefer turnkey or outsourced solutions provided by these industry participants. In addition, to increase our penetration of the worldwide enterprise market, we have enabled our advanced IP solutions to inter-operate with those of incumbent and other telecommunications service providers. This interfacing allows these providers to augment their own capabilities and address a wider range of their enterprise customers’ geographic and product-related requirements, while allowing us to benefit from their considerable distribution capabilities.

Consistent with this strategy, we are investing our capital primarily on success-based, revenue-generating opportunities in IP, collaboration and managed services, such as enhancing our Voice over Internet Protocol (“VoIP”) service platform and customer support systems.

We expect continued growth in the demand for global bandwidth and IP services due to several significant trends. End-user traffic is expected to grow due to increased adoption of broadband access to the Internet by businesses and consumers. We expect the demand for high performance data communications to be driven by the introduction of more powerful computers and software applications, facilitating higher download rates, and increased usage of e-mail, VoIP services, streaming video, wireless local area networks, teleconferencing and other innovations. In addition, we expect global enterprises to continue to outsource their networking needs as companies require networks that interact internally as well as with partners, customers and vendors, driving the demand for IP-based virtual private networks (“VPNs”) and managed services. We also expect mobile traffic growth to remain strong due to increased adoption of mobile communications, increased usage per mobile connection and increased usage of mobile data applications. Finally, we expect a continuation of the industry shift of business applications to IP-based platforms.

The competitive landscape in the telecommunications industry is changing rapidly, and we believe we are well positioned to take advantage of these changes. The large-scale mergers that have taken place in the North American market and the business combinations in Europe and Latin America have caused many of our competitors to experience varying degrees of disruption while integration issues are being addressed. Moreover, as the number of available service providers diminishes with industry consolidation, we expect to experience greater demand from customers seeking network diversity and redundancy. Our existing customer base, capabilities and extensive network of suppliers globally position us as a viable global alternative provider.

We believe that the below factors provide us with competitive advantages in our “enterprise, carrier data and indirect channels” and “carrier voice” segments. In light of the sales of our Trader Voice and SBG businesses, our “consumer voice” segment is insignificant to our overall operations and we are no longer marketing these services to prospective customers.

Technology and Innovation

•	The Global Crossing network has been purpose-built to provide global IP solutions.

•	We provide quality of service guarantees for most service offerings on a premise-to-premise basis globally.

•	We have consistently introduced leading-edge service offerings, such as Internet Protocol Virtual Private Network (“IP VPNs”) over a Multi-Protocol Label Switching (“MPLS”) core, VoIP, and video over IP and integrated services digital network (“ISDN”) platforms.

•	We have enabled our enterprise product suite to inter-operate with that of incumbent carriers and other service providers, allowing them to address customer requirements outside their service territories. This innovation cost effectively increases our distribution capability and increases utilization on our network.

Security

•	We have the demonstrated ability to manage secure environments and have held clearances to handle sensitive traffic for the U.K. Government since 1989.

•	Our continued compliance with a precedent-setting Network Security Agreement with the U.S. Government ensures that the operation of the U.S. portions of our network meets stringent requirements for physical, logical and network security.

•	The Global Crossing network features advanced denial of service detection and prevention, including sophisticated monitoring, filtering and reporting tools.

Customer Support

•	The Global Crossing network is monitored from multiple, global network operating centers 24/7, providing redundancy and serving as a single point of contact for all service matters.

•	We have created an award-winning Web-based customer interface, uCommand®, which allows customers to monitor and manage their networks in real time.

•	We routinely survey our customers with an independent polling agent to help us identify opportunities to improve service. These surveys reflect customer satisfaction ratings that are among the highest in the industry in network performance, account support, service activity and billing assistance.

Our overall strategy also calls for reductions in our cost structure, including with respect to our direct operating costs and third party access costs. Our initiatives to reduce access costs include facility network access optimization, use of alternative termination providers and other traditional means such as revenue assurance and dispute resolution.

Overview of Our Business

We provide telecommunications services using a global IP-based network that directly connects more than 300 cities in more than 30 countries and delivers services to more than 600 major cities in more than 60 countries around the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services.

The services we provide include data services, voice services and collaboration services. These services are built around a streamlined global service delivery model intended to provide outstanding customer service, including prompt and accurate provisioning and billing. Our uCommand® Web-based network management tool allows customers to securely monitor their voice and data services, create utilization reports, reroute traffic, order new services, create and track trouble tickets and perform online bill payment.

Service Offerings in Enterprise, Carrier Data and Indirect Channels Segment

The following is a brief description of the key service offerings in our “enterprise, carrier data and indirect channels” operating segment, which accounted for approximately 55% and 43% of our consolidated revenues in 2005 and 2004, respectively.

Enterprise Voice Services

Our enterprise voice services include switched and dedicated outbound, local services and inbound voice services for domestic and international long-distance traffic, toll-free enhanced routing services, and commercial managed voice services, all offered via traditional (time division multiplexing or “TDM”) or VoIP interconnections. During 2005, we carried more than 5.8 billion minutes of enterprise voice traffic over our global voice network. Voice services accounted for approximately 31%, and 34% of our “enterprise, carrier data and indirect channels” segment’s revenues in 2005 and 2004, respectively.

Our dedicated enterprise voice services feature end-to-end service level agreements that apply globally and guarantee service availability along our network as well as through local access circuits. The service level agreements support three key areas: end-to-end network availability, guaranteed time of installation and mean time to restore.

Data Services

Our enterprise, carrier data and indirect channels operating segment also offers a broad range of telecommunications services that provide data and network interconnectivity to wholesale and enterprise customers; capacity services; and access services. In the aggregate, data services accounted for approximately 59% and 58% of this segment’s revenues in 2005 and 2004, respectively. Our data services feature end-to-end service level agreements that apply globally and guarantee service availability along our network as well as through local access circuits. The service level agreements support key areas such as: end-to-end network availability, guaranteed time of installation and mean time to restore.

Our data services include the following:

•	Converged IP Service: One Port Any Service—Introduced in January 2005, an IP bundle delivered over a common IP service architecture and single access connection where voice, video, data and multi-media are managed and delivered as applications over a VPN.

•	IP VPN Service: A feature-rich IP VPN solution that offers enterprises and carriers three classes of service and multiple access options using a highly secure platform and features service level agreements for latency, packet delivery, jitter and availability. Remote VPN Access allows enterprises to extend the reach of their wide area networks by supporting secure connections for multiple users over most Internet service providers (“ISP”) worldwide.

•	VoIP Services: A full range of enterprise and carrier VoIP services, including: VoIP Outbound, which receives the customer’s originating voice traffic in IP format for worldwide termination; VoIP Inbound or Toll Free, which receives originating traffic in traditional TDM format and converts it to IP for termination to the customer; VoIP On-Net, which enables customers to send traffic in IP format from end to end between locations on their own network; and VoIP DID, which provides local VoIP service and dial tone. Our VoIP network is fully integrated with our TDM network, enabling an interoperable platform allowing customers to create their own migration path to an all-IP voice platform.

•	Ethernet IP Service: A point-to-point service introduced in February 2005 as a simple, cost-effective alternative to long haul private line service, with pricing that is not distance sensitive.

•	Internet Access Services: Includes Dedicated Internet Access for enterprises and IP Transit for carriers and ISPs. These services provide always-on, direct high-speed connectivity to the Internet at a wide range of speeds with connectivity to all worldwide domains and peering locations connected in Europe, the U.S. and Latin America.

•	Frame Relay & ATM Service: Frame Relay provides a reliable data transport network ideal for partial mesh and hub-and-spoke network applications. Asynchronous transfer mode (“ATM”) service supports multiple data applications with diverse requirements for network transport, prioritization and performance.

•	Managed Solutions: These services support IP VPN, Internet Access, Frame Relay and ATM. Our managed solutions include pre-sales engineering and customer premises equipment design, equipment procurement, provisioning and installation, and network monitoring and management featuring global service level agreements. We also provide ongoing end-to-end customer premises equipment and network management and maintenance support for corporate locations in Europe, the U.S. and Latin America.

•	Transport Services: International Private Line Service and Wavelength Services provide secure point-to-point digital connectivity. These services are available between any two points of presence on our network, enabling customers to build private networks that carry business-critical applications at a wide range of speeds, including 2.5 gigabits per second (“Gbps”) and 10 Gbps. Our Metropolitan Access Network Service brings our worldwide network capabilities to the customer’s premises in twenty-five major metropolitan markets across North America and Europe.

•	Collocation Service: Allows for the housing of customer equipment within a Global Crossing point of presence in order to interconnect with our fiber-optic backbone. Collocation delivers improved provisioning speed, stability and security for critical network requirements.

Collaboration Services

Our “enterprise, carrier data and indirect channels” segment also offers a full range of collaboration services, including the audio, video and Web conferencing services described below. Collaboration services accounted for approximately 10% and 8% of this segment’s revenues in 2005 and 2004, respectively.

•	Videoconferencing Services: These services provide video over IP and ISDN platforms, using multipoint bridging to connect multiple sites. Our iVideoconferencingSM offering sends ISDN calls onto our IP network, minimizing dependence on international ISDN lines for superior quality, reliability and cost savings. Enhanced options available with our videoconferencing services include scheduling, recording and hybrid meetings that combine our audio and video services.

•	Audio Conferencing: Ready-Access® is our on-demand/reservationless audio conferencing service with toll free access in key business markets worldwide. Event Call provides highly reliable, operator assisted, full-service conference calls. Participants can access this service by dialing in on either a toll or a toll-free number, or by being dialed out to by an operator. This service is suitable for as few as three or up to thousands of participants. Enhanced service options include PostView® conference playback, taping/transcription service, translation services and on-line participant lists.

•	Web Conferencing: Ready-Access Web Meeting is fully integrated with Ready-Access audio conferencing for on-demand collaboration, allowing customers to manage their calls on-line, change account options, share presentations with participants, and record entire meetings, including visuals. eMeeting is a full-featured Web conferencing application that allows customers to collaborate and share documents, presentations, applications, data and feedback with polling and instant messaging features.

Service Offerings in Carrier Voice Segment

Our carrier voice operating segment includes switched and dedicated outbound and inbound voice services for domestic and international long-distance traffic, direct-inward-dialing (“DID”) transport and toll-free enhanced routing services all offered via traditional TDM or VoIP interconnections. This segment accounted for approximately 40% and 50% of our consolidated revenues in 2005 and 2004, respectively. During 2005, we carried more than 45.5 billion minutes of carrier voice traffic over our global network. As with our enterprise, carrier data and indirect channels segment, our carrier voice segment features end-to-end service level agreements that apply globally and guarantee service availability along our network as well as through local access circuits. The service level agreements support three key areas: end-to-end network availability, guaranteed time of installation and mean time to restore.

Service Offerings in Consumer Voice, SBG and Trader Voice Segment

Our consumer voice, SGB and Trader Voice operating segment accounted for approximately 5% and 7% of our consolidated revenues in 2005 and 2004, respectively. In light of the sales of our Trader Voice and SBG businesses, this segment now comprises only our consumer voice and calling card business. This business is insignificant to our overall operations and we are no longer marketing these services to prospective customers.

Sales and Principal Customers

We focus our sales and marketing efforts on target sectors within the enterprise and carrier markets that require significant telecommunications services. We have sales and sales support personnel in more than 18 countries. Our enterprise, carrier data and indirect channels segment targets the following sectors: global financial services, healthcare, technology, logistics, government, systems integrators, university research and education networks, and global multinational corporations. Our carrier voice segment targets resellers, fixed and mobile telecom carriers, cable service providers, and ISPs.

Our enterprise, carrier data and indirect channels operating segment currently employs approximately 715 sales and sales support employees worldwide for the following sales channels, each of which targets customers in North America, Europe, Latin America and the Asia/Pacific region.

•	Global Enterprise Direct Sales Channel: Through the enterprise sales channel, we target mid-sized businesses, large multinational enterprises, higher educational institutions and governmental entities.

•	Global Enterprise Indirect Sales Channel: Through the indirect enterprise sales channel, we target systems integrators and application service providers, using dedicated sales and support personnel in our Global Partner and System Integrator (“SI”) Programs that recruit, train and provide on-going support for these indirect partners who offer our products and services directly to their end user enterprise and government customers. At this time, we have over 35 carriers in our Global Partner Program offering our Fast Track ServicesTM and over 20 SIs that we have teamed with offering solutions to the enterprise market.

•	Carrier Data Sales Channel: Through the carrier data sales channel, we focus on local, national and global cable and wireless telecommunications carriers and on facilities and non-facilities based resellers.

•	Collaboration Sales Channel: This channel is used to offer audio, video and Web-based conferencing services to enterprises and both governmental and non-governmental organizations.

Although our enterprise, carrier data and indirect channels segment enjoys a large and globally dispersed customer base, various agencies of the U.K. Government together represented approximately 21% and 22% of this segment’s revenues in 2005 and 2004, respectively.

Our carrier voice operating segment currently employs approximately 135 sales and sales support employees worldwide. This channel targets local, national and global cable and wireless telecommunications carriers and facilities and non-facilities based resellers in North America, Latin America, Europe and the Asia/Pacific region.

Our Network

Our network comprises a series of network assets that operate service platforms which enable us to create and deliver various protocol-based data and voice services in most major business centers in the world. We monitor and provide surveillance utilizing a suite of operating support systems (“OSS”) to provision and maintain this network worldwide.

At the base of our network is subsea and terrestrial fiber-optic cables that connect North America, South America, Europe and a portion of the Asia/Pacific region, which we either own or hold under long-term indefeasible rights of use (“IRUs”) from other carriers. These fiber-optic assets and related equipment (the “GC Fiber Network”) were engineered to provide seamless, broadband connectivity to more than 30 countries through a combination of subsea cables, national and international networks and metropolitan networks.

In addition to the GC Fiber Network, we own network switching and routing equipment that provides us with the ability to monitor and manage traffic over fiber-optic assets leased by us on a non-IRU basis. We refer to these portions of our network, together with the GC Fiber Network, as the “Core Network.”

The Core Network has approximately 800 points of presence (“POPs”) in over 300 major cities throughout the world (“Regional POPs”). As described below, approximately 500 of these Regional POPs are located on the GC Fiber Network and house transmission add/drop multiplex equipment (devices similar to routers that can add or drop signals) that we own (“GC Fiber Regional POPs”). The remaining approximately 300 Regional POPs are located on leased transmission facilities. We have over 400 additional POPs that house minor IP peering points or legacy financial markets sector-related equipment.

The North American network portion of the GC Fiber Network comprises approximately 19,000 route miles of fiber in the U.S. and Canada, most of which consists of IRUs in fibers purchased from other carriers. It has approximately 170 GC Fiber Regional POPs, 22 integrated service platform sites, three subsea cable landing stations and five primary international voice gateway sites. The North American network carries voice, data and private line services over our IP, SONET (synchronous optical network), and ATM backbones, all traversing 2.5 and 10 Gbps dense wavelength division multiplexing (“DWDM”) transmission systems. IP, SONET and ATM are methods of sending audio, video and computer data at the same time over one high-speed digital line. DWDM technology makes it possible to simultaneously transmit data at more than one wavelength, thereby allowing the transmission of multiple signals through the same fiber at different wavelengths.

The European network portion of the GC Fiber Network (excluding the U.K.) comprises approximately 14,000 route miles of fiber in the western region of the continent, most of which is contained in cable that we own on an IRU basis. This network has approximately 60 GC Fiber Regional POPs, six cable landing stations, and two international voice and three international data gateway sites. The European network carries voice, data and private line services over our IP, SDH (synchronous digital hierarchy, which is a transmission format similar to SONET) and ATM backbones, all traversing 2.5 and 10 Gbps DWDM transmission systems.

The Global Crossing U.K. network portion of the GC Fiber Network comprises approximately 8,100 route miles of fiber, approximately 60% of which is owned by us. This network has approximately 270 GC Fiber Regional POPs, 158 of which interconnect to local network providers. Approximately 80% of the fiber cable runs in troughs along the U.K. rail system. The Global Crossing U.K. network carries voice, data and private line services over IP and ATM/Frame Relay backbones, all traversing DWDM and SDH transmission systems. The network extends to 150 towns and cities, reaching within two kilometers of 64% of U.K. central business delivery addresses tracked by Royal Mail.

The subsea network portion of the GC Fiber Network comprises five rings of fiber-optic cable owned by us: Atlantic Crossing-1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”) and Pan American Crossing (“PAC”). SAC is integrated with a 1,600 mile terrestrial route connecting Argentina and Chile, and PAC is integrated with a 2,300 mile terrestrial ring route within Mexico. In the aggregate, these systems span approximately 39,000 route miles and have 27 landing points on three continents: North America, South America and Europe. These are all two or four fiber strand pair cables equipped with 10 Gbps DWDM transmission systems. AC-2 consists of two fiber strand pairs in a cable containing four fiber strand pairs that was co-built with Level 3 Communications, Inc. These systems include 15 GC Fiber Regional POPs in the Latin America and Caribbean regions.

Our network assets in the Asia/Pacific region and those connecting the U.S. to this region include both IRUs and leased circuits on multiple subsea systems. We operate Regional POPs in Hong-Kong, Tokyo, Singapore and Sydney. Each of these POPs support Internet access, IP VPN, ATM and Frame Relay services, with Hong Kong also supporting VoIP services. Our Core Network includes IRUs and leases of trans-Pacific capacity on the PC-1 fiber-optic cable system, which is owned by Pacific Crossing Limited (“PCL”).

Our IP network comprises a service layer running on the Core Network and utilizes a single Autonomous System Number (“ASN”). We have 83 distinct IP hubs, 31 of which contain a VoIP presence and 39 of which have public or private peering interconnects. The single ASN implies a greater degree of integration than that which exists in a multiple ASN system. Having a global ASN allows us to deploy certain technologies, such as MultiProtocol Label Switching (“MPLS”), more quickly and on a global basis. It also provides our international customers with a more global appearance in the global Internet routing table.

Our IP network utilizes a MPLS Cisco core with a mixture of Cisco and Juniper devices at the edge of the network. We are also in the process of deploying Juniper T640 routers in the IP network core. The network is considered a Tier 1 backbone and is quality-of-service enabled, which allows different types of data to be assigned different priorities, such that, for example, voice can always have priority over IP VPN and Internet traffic. The network carries approximately 170 Gbps of total IP traffic, of which 1.7 Gbps is IP VPN and 10 Gbps is voice traffic, representing approximately 2.35 billion minutes of VoIP per month, or over 60% of all our voice minutes. Our VoIP platform is fully interoperable with our TDM network.

We operate our Core Network from three primary network operations centers. The Global Network Operations Center in London manages our subsea cable systems and our European and Global Crossing U.K. networks. The North America Network Operations Center, located in Southfield, Michigan, manages the global voice network and the North American transport network. The Global Data Services Network Operating Center, located in Phoenix, Arizona, manages the global IP and Frame Relay/ATM networks. In addition, we have a small network operating center in New York City that provides redundant IP and ATM network management capability.

Together with those locations connected directly by the Core Network, through network to network interface agreements with other service providers, we deliver services to more than 600 major cities in more than 60 countries worldwide.

Network Security Agreement

On September 23, 2003, the U.S. Government granted approval under Section 721 of the Defense Production Act of the investment in GCL by Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”) pursuant to the GC Debtors’ plan of reorganization. In order to obtain this approval, we entered into an agreement (the “Network Security Agreement”) with certain agencies of the U.S. Government to address the U.S. Government’s national security and law enforcement concerns. The Network Security Agreement is intended to ensure that our operations do not impair the U.S. Government’s ability (1) to carry out lawfully-authorized electronic surveillance of communications that originate and/or terminate in the U.S.; (2) to prevent and detect foreign-based espionage and electronic surveillance of U.S. communications; and (3) to satisfy U.S. critical infrastructure protection requirements. Failure to comply with our obligations under the Network Security Agreement could result in the revocation of our telecommunications licenses by the Federal Communications Commission (“FCC”).

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

The Network Security Agreement affects our corporate governance as well. The GCL Board of Directors maintains a Security Committee comprised solely of directors who are U.S. citizens and who already possess or are eligible to possess a U.S. security clearance. These “Security Directors” must satisfy the independent director requirements of the New York Stock Exchange, regardless of whether any of GCL’s securities are listed on such exchange. At least half of the members of the GCL board nominated by ST Telemedia must be Security Directors. See Item 10 below. A Security Director must be present at every meeting of the board of directors of GCL and of any of our U.S. subsidiaries unless such meeting in no way addresses or affects our obligations under the Network Security Agreement.

The Company’s compliance with the Network Security Agreement is subject to an audit by a neutral third-party auditor. Telcordia Technologies, Inc. was selected as auditor in December 2004. In December 2005, Telcordia completed its initial technical audit and did not report any areas of material non-compliance with the Network Security Agreement.

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

At the same time, the regulatory environment has changed and continues to change rapidly. Although the Telecommunications Act of 1996 (the “1996 Act”) and actions by the FCC and state regulatory authorities have had the general effect of promoting competition in the provision of communications services in the U.S., they also have allowed each regional Bell operating company (“RBOC”) to begin to provide long distance services in virtually every state in which it operates. These effects, together with new technologies, such as VoIP, and the importance of data services, have blurred the distinctions among traditional communications markets and have reduced barriers to entry in various lines of business.

Many of our existing and potential competitors have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, more ubiquitous network reach, and significantly larger installed customer bases. Many of these advantages are expected to increase with the recent trend toward consolidation by large industry participants, although it is possible that regulatory changes or conditions will be implemented in response to such consolidation in order to mitigate the impact on non-dominant carriers such as ourselves.

The following summarizes the competition we face by type of competitor.

Incumbent Carriers

In each market that we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. In the U.S., these are primarily the RBOCs, which include BellSouth, Verizon, Qwest Communications and AT&T. The recently completed mergers between SBC Communications and AT&T and between Verizon and MCI (and the recently announced proposed merger of BellSouth and AT&T) could increase the economies of scale enjoyed by the combined entities. We face competition both outside and, in some cases, inside the U.S. from foreign incumbents, including companies such as British Telecom, France Telecom, Telecom Italia, Telefónica, Telstra, TelMex and Deutsche Telekom.

We compete with the incumbent carriers on the basis of product offerings, price, quality, capacity and reliability of network facilities, technology, route diversity, ease of ordering and customer service. Because our fiber-optic systems have been recently installed, compared to some of the networks of the incumbent carriers, our network’s architecture and technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks. However, the incumbent carriers have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. In their own primary markets, the incumbents have the additional advantages of network concentration, control over local exchange assets, significant existing customer bases and, in the case of many foreign incumbents, regulatory protection from competition.

Other Voice Service Competitors

In addition to the RBOCs, in the U.S. we face, and expect to continue to face, competition for local and long distance voice telecommunications services from hundreds of other companies that compete in the long distance marketplace. In light of the RBOCs’ receipt of FCC authorization to provide long distance voice services, we expect them to become increasingly significant competitors for those services. Outside the U.S., the local incumbents dominate the market for local and long distance voice services.

Other Data Service Competitors

In addition to the incumbents, we face, and expect to continue to face, competition for Internet access and other data services from telecommunications companies such as Sprint Corporation, Cable and Wireless plc, Colt Telecom Group plc, Equant N.V. (now a unit of France Telecom) and Infonet (now a unit of British Telecom) and from online service providers, DSL service providers, ISPs and Web hosting providers.

Other Conferencing Competitors

In addition to competitors that provide voice and data services generally, our conferencing business competes with non-carriers that specialize in providing audio, video and Web conferencing services, such as InterCall, Inc. (a division of West Corporation), Genesys Conferencing and Premiere Conferencing.

Other Business Competitors

In addition to the above providers, we have other competitors, including XO Communications, Level 3 and IDT Corporation, which are companies that deliver bandwidth-enabled services internationally on recently built terrestrial and subsea fiber-optic networks.

Regulatory Overview

The construction and operation of our facilities and our provision of telecommunications services subjects us to regulation in many countries throughout the world.

Regulation in the U.S.

In the U.S., our facilities and services are subject to regulation at both the federal and state level. The Communications Act of 1934, as amended, is the primary legislation governing our provision of interstate and international services. The two aspects of the federal/state regulatory scheme that most affect the Company’s operations are those provisions governing: (1) the cost that the Company must incur for access to local exchange facilities to originate and terminate traffic; and (2) to a lesser extent, the costs of and parameters governing local competition.

U.S. Federal Regulation

The FCC exercises jurisdiction over our interstate and international services and, to some extent, the construction and operation of our facilities. We have authority from the FCC for the installation, acquisition and operation of our U.S. network and for the provision of international facilities-based services.

Regulation of the Cost of Access

The FCC and the states regulate the rates that incumbent local exchange carriers (“ILECs”) and competitive local exchange carriers (“CLECs”, which, together with ILECs, are referred to herein as “LECs”) charge us for access to local exchanges, which is our single largest expense. Such regulations also apply to us in those states where we operate as a CLEC. Access charges that LECs impose upon us consist of both usage-sensitive switched access charges and flat-rated transport and special access charges. With respect to their access services, the FCC regulates ILECs as dominant carriers. The Company also may enter into carrier-to-carrier contracts with other, principally long-distance, carriers to transport and terminate our traffic. These latter arrangements are typically not subject to tariff regulation.

ILEC Switched Access Charges

The LECs assess usage-sensitive switched access charges for the use of their switched facilities to originate and terminate switched traffic. In 2000, the FCC established a regime to govern the provision of switched access services by the ILECs over a five-year period, the “CALLS Plan.” Under the CALLS Plan, usage-sensitive rates were decreased over time in favor of increases in end-user charges and a transitional preferred interexchange carrier charge. The LECs’ preferred interexchange carrier charges have decreased over time and most of the largest ILECs have ceased assessing this charge, although smaller ILECs and some CLECs continue to assess it. The CALLS Plan expired in 2005 and the FCC is considering proposals to govern access charges prospectively (see Intercarrier Compensation Reform, below).

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

AT&T previously petitioned the U.S. Court of Appeals for the District of Columbia Circuit to compel the FCC to consider a proposal to tighten its regulation of ILEC special access services. Although the Court declined to grant the petition, in January 2005 the FCC released a Notice of Proposed Rulemaking to consider how it should regulate ILEC special access services prospectively and whether it should tighten its regulation of special access services. The Company cannot predict the outcome of this proceeding.

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

In February 2004, the FCC concluded that Pulver.com’s “Free World Dialup” service, which does not make use of the public switched telephone network, is an unregulated information service.

In April 2004, the FCC concluded that AT&T’s “phone-to-phone IP” service, which makes use of the public switched telephone network and inserts an IP segment into the call path but as to which there is no net protocol conversion, is a telecommunications service, and not an information service, to which access charges are applicable, without regard to whether one or more service providers are involved.

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

The Vonage Order is subject to judicial review and the Company cannot predict the outcome of this judicial proceeding.

Additional petitions governing various aspects of VoIP services are currently pending before the FCC. In addition, the FCC has issued and received comment on a Notice of Proposed Rulemaking regarding how VoIP (or IP-enabled) services should be regulated.

In June 2005, the FCC concluded that VoIP service providers must support enhanced 911 emergency dispatch services or cease marketing VoIP services in areas where they cannot be supported. The FCC also concluded that VoIP service providers must comply with the Communications Assistance for Law Enforcement Act (“CALEA”) and configure their network and services to support law enforcement activity in the area of wiretaps and call records. The FCC ruling applies to all VoIP services that can both receive calls from and terminate calls to the public switched telephone network. Both rulings are subject to judicial review and we cannot predict the outcome of those judicial proceedings. We will incur costs to be compliant with the rulings, but the exact nature and scope of the costs will remain unclear until the FCC issues further guidance regarding standards and compliance.

Local Reciprocal Compensation

Local telephone companies that originate traffic that is terminated on the networks of other local carriers typically compensate the other local carriers for terminating that traffic. The FCC has established the general framework governing the level of such compensation, although the specific rates are established by the states. These rates vary from “bill-and-keep” to rates that approximate those for switched access. As is the case with access charges, the local reciprocal compensation rates are being examined in the FCC’s Intercarrier Compensation proceeding (see “Intercarrier Compensation Reform” below).

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

Because interstate and intrastate access rates often differ significantly, there are a number of disputes involving the Company (and others) regarding the jurisdictional nature of access traffic. For example, petitions filed by the Company and Southwestern Bell are currently pending before the FCC (on referral from the U.S. District Court for the Eastern District of Missouri) relating to the jurisdictional nature of traffic that originates from wireless subscribers that the Company carries.

Intercarrier Compensation Reform

As described above, the current regime governing intercarrier compensation consists of a patchwork of different and inconsistent regulation depending upon such factors as the provider, jurisdiction and nature of traffic. To address this inconsistent pattern of regulation, in 2001 the FCC issued a Notice of Proposed Rulemaking to consider how to unify the regulation of intercarrier compensation. The FCC received numerous comments on the subject. On March 3, 2005, the FCC released a Further Notice of Proposed Rulemaking requesting further comment, including both comprehensive proposals and other measures to reform the current intercarrier compensation schemes. The Company cannot predict how the FCC and/or the courts will ultimately resolve the significant issues surrounding the subject of intercarrier compensation. Such resolution could materially adversely affect our operating results.

Universal Service

Both the FCC and approximately 23 states administer “universal service” funds the ostensible purpose of which is to provide for affordable local telephone service in rural and high-cost areas and to fund other social programs, such as Internet access to schools and libraries. In 2005, the Company expensed approximately $18 million related to such funds. There are numerous regulatory and legislative efforts to reform universal service funding requirements and the Company cannot predict the outcome of these efforts. The Universal Service Administrative Company has commenced an audit of the USF payments of Global Crossing Bandwidth, Inc., our North American wholesale services subsidiary. We cannot predict the outcome of this audit.

Local Competition

The 1996 Act substantially revised the 1934 Communications Act, in large part to address the subject of local competition. The 1996 Act delegated to the FCC and to the states significant discretion to implement the local competition provisions of the statute and imposed interconnection obligations on LECs, including that they provide unbundled network elements. The regime governing the framework for local competition has changed since the 1996 Act was enacted. The FCC’s February 2003 Triennial Review Order, which revised the unbundling rules, was vacated and remanded in part by the U.S. Court of Appeals for the District of Columbia Circuit in March 2004. In response, in December 2004 the FCC adopted its Triennial Review Remand Order which significantly restricts the types of facilities that ILECs must unbundle and provide to their local competitors and the circumstances under which those facilities must be unbundled and provided. The FCC’s decision will likely result in the cost of the Company’s CLEC business rising substantially. The prices of the local facilities that the Company obtains from ILECs will increase as resale or commercial arrangements are substituted for the unbundled network element—platform services that ILECs no longer need to make available to competitors and as special access is substituted for the local loop and transport elements that are no longer subject to mandatory unbundling. The Triennial Review Remand Order is subject to judicial review. The Company cannot predict the outcome of any judicial review or subsequent FCC proceedings.

RBOC Entry into the Long Distance Business

The FCC has primary jurisdiction over the implementation of Section 271 of the 1996 Act, which provides that the RBOCs cannot offer in-region long distance services until they meet certain prerequisites. The FCC has granted each of the RBOCs the authority to provide long distance service in virtually every state in which that RBOC operates.

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

Regulation of Business Combinations

The FCC, along with the U.S. Department of Justice and state commissions, has jurisdiction over business combinations involving telecommunications companies. The FCC has reviewed a number of recent and proposed combinations to determine whether the combination would undermine the market-opening incentives of the 1996 Act by permitting the combined company to expand its operations without opening its local markets to competition or have other anti-competitive effects on the telecommunications and Internet access markets. In some cases, the FCC has set conditions for its approval of the proposed business combination. In 2005, the FCC approved the merger of Sprint and Nextel, the acquisition of AT&T by SBC, and the acquisition of MCI by Verizon. These combinations were approved with few material conditions, including commitments (1) not to increase interstate tariff rates for certain special access services for 30 months, (2) to maintain for three years settlement-free peering arrangements with at least as many providers of Internet backbone services as had such arrangements on the respective merger closing date and (3) not to increase, for 30 months, the rates paid by existing in-region customers of AT&T in SBC’s region or of MCI in Verizon’s region for wholesale DS1 and DS3 local private line services.

International Regulation

Our construction and operation of telecommunications networks and our provision of telecommunications services in foreign countries require us to obtain a variety of permits, licenses, and authorizations in the ordinary course of business. In addition to telecommunications licenses and authorizations, we may be required to obtain environmental, construction, zoning and other permits, licenses, and authorizations, as well as rights of way (or their equivalent in foreign jurisdictions) necessary for our fiber-optic cable lines to pass through property owned by others. The construction and operation of our facilities and our provision of telecommunications services may subject us to regulation in other countries at the national, state, provincial, and local levels.

Europe

In connection with the construction and operation of our European network, we obtained telecommunications licenses in all countries where authorization was required for us to construct and operate facilities or provide network services, including voice telephony.

Our activities in Europe are subject to regulation by the European Union (“EU”) and national regulatory authorities. The level of regulation and the regulatory obligations and rights that attach to us as an authorized operator in each country vary. In all Member States of the EU, we, as a competitive entrant, are currently considered to lack significant market power in the provision of bandwidth and call origination services, and consequently we are generally subjected to less intrusive regulation than providers that are deemed to possess such power, who are generally incumbents in the countries concerned.

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

Also included in the package of Directives are measures under the Authorisation Directive (2002/20/EC) (the “Authorisation Directive”) to remove the necessity for telecommunications network operators and service providers to obtain individual licenses and/or authorizations, save for use of scarce resources such as numbering addresses and radio spectrum. In those countries where the national telecommunications laws have been amended in accordance with the obligations under the Authorisation Directive, our licenses have been revoked in favor of a series of statutory rights to own, build and operate networks and to provide services, including voice.

The size of the EU increased on May 1, 2004 with the accession of ten additional countries. In principle, the Authorisation Directive and the package of related Directives apply in such countries with effect from that accession date.

At the present time, not all of the 25 EU Member States have adopted the changes to their national laws to implement the EU’s telecommunications-related Directives and the European Commission is understood to have commenced infringement proceedings against those that have not enacted appropriate implementing legislation. On February 20, 2006, the European Commission published its findings in relation to the extent that Member States had transposed the regulatory package into national law. This report also identifies several significant developments in relation to relevant markets. As has been identified, various market review exercises that are required to be held in each Member State following its enactment of the new legal framework have not yet been concluded. However, once the market review procedures are concluded at the Member State level, new suites of regulatory remedies will be adopted with the aim of putting in place specific measures to rectify perceived market failures.

The European Commission has commenced a process of reviewing the regulatory framework for electronic communications and may consider possible changes to the recommendation on relevant markets and may also consider refining the way in which Art. 82 of the EU Treaty (dealing with the anti-trust concept of abuse of dominance) should be interpreted by regulators.

The U.K. telecommunications sector regulator, OFCOM, has indicated that its policy focus is intended to support the growth of greater competition, innovation and investment certainty. A Strategic Review of the telecoms sector was completed in September 2005 and is intended to lead to a new regulatory framework as the U.K telecommunications market undergoes a move away from the traditional switched-circuit fixed line networks towards next-generation networks and services based on IP. As a result of the Strategic Review, British Telecom has established a separate “access services division” named “Openreach,” which controls and operates the physical network assets making up British Telecom’s local access and backhaul networks. British Telecom has undertaken to supply a range of wholesale products to all communications providers (including its own downstream operations) on the same timescales, terms and conditions (including price) and by the same systems and processes.

Asia

The status of liberalization of the telecommunications regulatory regimes of the Asian countries in which we operate or intend to operate varies. Some countries allow full competition in the telecommunications sector, while others limit competition for most services. Similarly, some countries in Asia maintain foreign ownership restrictions which limit the amount of foreign direct investment and require companies to seek joint venture partners.

Most of the countries in the region have committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the World Trade Organization Agreement on Basic Telecommunications Services, which came into force in February 1998. Additionally, the adoption of the Free Trade Agreement between the U.S. and Singapore in January 2003 established a new standard of liberalization based on bilateral negotiations with the U.S.. We cannot predict what effect, if any, this agreement will have on other countries in the region or whether the U.S. will pursue similar agreements with those countries. We also cannot be certain whether this liberalizing trend will continue or accurately predict the pace and scope of liberalization. It is possible that one or more of the countries in which we operate or intend to operate will slow or halt the liberalization of its telecommunications markets. The effect on us of such an action cannot be accurately predicted.

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

Latin America

Our MAC, PAC and SAC fiber-optic cable systems connect to Latin America. In connection with the construction of these systems, we have obtained cable landing licenses and/or telecommunications licenses in

Argentina, Brazil, Chile, Mexico, Panama, Peru, Uruguay, Venezuela and the U.S.. We expect to obtain additional telecommunications authorizations in Latin America in the ordinary course of business, should they be required as a consequence of further network growth and expansion of the regional service portfolio.

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

ITEM 1A.	RISK FACTORS

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under Section 21E of the Securities Exchange Act of 1934)

Forward-Looking Statements

This annual report on Form 10-K contains certain “forward-looking statements,” as such term is defined in Section 21E of the Exchange Act. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of data products and services based on IP and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network, including with respect to the development of IP-based services;

•	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures, anticipated levels of indebtedness, and the ability to raise capital though financing activities;

•	trends related to and management’s expectations regarding results of operations, revenues from existing and new lines of business and sales channels, and cash flows, including but not limited to those statements set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

•	sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

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

Risks Related to Liquidity and Financial Resources

We incurred substantial operating losses in 2005 and will not generate funds from operations sufficient to meet all of our cash requirements in the short term.

For each period since inception, we have incurred substantial operating losses. For 2005, we posted a net operating loss of approximately $262 million and utilized net cash and cash equivalents of $141 million. In the short term, our existing and projected operations are not expected to generate cash flows sufficient to meet our cash needs. We expect our available liquidity to decline substantially during the first half of 2006 due to our cash flow requirements, including operating losses, debt service and capital expenditures. Based on our business projections, our expectation is that unrestricted cash on hand, together with proceeds from sales of IRUs and marketable securities and previously committed lease financing, will provide us with the liquidity needed to fund our operations until the point in time during the second half of 2006 when we expect to start generating positive cash flow. However, we can provide no assurances in this regard.

The covenants in our debt instruments restrict our financial and operational flexibility.

The indenture governing GCL’s $250 million aggregate original principal amount of 4.7% Senior Secured Mandatory Convertible Notes due 2008 (the “Convertible Notes”) contains covenants and events of default that are customary for high-yield senior notes. These provisions include: (1) limitations on the ability of GCL and its subsidiaries (other than GCUK) to incur indebtedness or guarantee other indebtedness; (2) limitations on dividend and other payments to holders of equity and subordinated debt; (3) limitations on investments; (4) limitations on sale and leaseback transactions; (5) limitations on asset sales, consolidations, and mergers; (6) limitations on creating or assuming liens; and (7) limitations on transactions with affiliates. These provisions have limited exceptions, baskets and carve-outs. In particular, subject to certain conditions, the limitation on indebtedness covenant permits the incurrence of (1) up to $150 million in additional debt under one or more working capital or receivables facilities (subject to, among other things, an intercreditor agreement in form and substance satisfactory to the Convertible Notes holder governing intercreditor matters such as the terms of the subordination of certain liens securing the Convertible Notes to liens securing such facility); (2) up to $50 million in purchase money debt or capital lease obligations (which exception limit is currently the subject of discussions with the note holder regarding the requested increase thereof); (3) up to $50 million of additional indebtedness not otherwise permitted to be incurred; and (4) additional subordinated debt if we satisfy the leverage ratio specified in the indenture, although we do not expect to satisfy that ratio for the foreseeable future.

If we are unable to deliver common shares at the time of voluntary or mandatory conversion of the Convertible Notes as the result of any law, rule or regulation or administrative proclamation or any other reason, we must pay accrued interest on the Convertible Notes in cash at the annual rate of 11% (calculated retroactively from the December 23, 2004 issue date). If such conversion restriction were to exist on the maturity date of the Convertible Notes, we would also be required to redeem the notes for $250 million cash plus accrued interest at 11% (calculated retroactively from December 23, 2004).

The indenture governing the approximately $404 million original aggregate principal amount of senior secured notes due 2014 (the “GCUK Notes”) issued by a subsidiary of our Global Crossing (UK) Telecommunications Limited subsidiary (together with its subsidiaries, “GCUK”) limits GCUK’s ability to, among other things: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions or repurchase or redeem its stock; (3) make investments or other restricted payments; (4) create liens; (5) enter into certain transactions with affiliates; (6) enter into agreements that restrict the ability of its material subsidiaries to pay dividends; and (7) consolidate, merge or sell all or substantially all of its assets. All of these limitations are subject to a number of important qualifications and exceptions set forth in the indenture. In addition, the GCUK Notes indenture requires GCUK annually to make an offer to purchase a portion of such notes at a purchase price equal to 100% of their principal amount using 50% of “Designated GCUK Cash Flow” from that period. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

In particular, GCUK serves as a source of funding for us and our other subsidiaries, and we expect to continue to use GCUK as a source of funding, subject to the covenants in the GCUK Notes and restrictions under English law. Because of losses that GCUK has accumulated, it will not be possible for GCUK to pay dividends to its parent company, an indirect subsidiary of ours, until such time as these losses have been reduced and thereafter only to the extent of any available profit. Until that time, any funds to be made available by GCUK to us and our other subsidiaries will be made through inter-company loans. GCUK’s ability to make loans to us and our other subsidiaries, as well as its ability to pay dividends even after the point at which it is legally permitted to do so, is restricted by the indenture governing the GCUK Notes and by English law. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Global Crossing consists of a group of legal entities incorporated and operating in jurisdictions throughout the world, thereby subjecting us to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our net loss and, accordingly, our financial condition and results of operations. Certain unsettled tax liabilities may have survived our bankruptcy proceedings. While we believe that our current provisions are reasonable and appropriate, we cannot be assured that these items will be settled for the amounts accrued or that additional exposures will not be identified in the future.

Risks Related to Our Operations

Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

The majority of our North American network and some of the other transmission facilities comprising our global network are held by us through long-term leases or IRU agreements with various companies that provide us access to fiber owned by them. A bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of our network and ultimately on our results of operations. Since 2001, there has been increasing financial pressure on some of our fiber providers as part of the overall weakening of the telecommunications market. Several such providers have sought bankruptcy protection. To our knowledge, the rights of the holder of such rights in strands of fiber in the event of bankruptcy have not been specifically addressed by the judiciary at the state or federal level in the U.S. or in most of the foreign jurisdictions in which we operate and, therefore, our rights with respect to dark fiber agreements under such circumstances are unclear.

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

The Network Security Agreement imposes significant requirements on us related to information storage and management; traffic routing and management; physical, logical, and network security arrangements; personnel screening and training; corporate governance practices; and other matters. While we expect to comply fully with our obligations under the Network Security Agreement, it is impossible to eliminate completely the risk of a violation of the agreement. The consequences of a violation of the Network Security Agreement could be severe, potentially including the revocation of our FCC licenses in the U.S., which would result in the cessation of our U.S. operations and would have a material adverse effect on our operations and financial condition.

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

Each of our systems is subject to the risks inherent in large-scale, complex fiber-optic telecommunications systems. The operation, administration, maintenance and repair of our systems require the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world. Our systems may not continue to function as expected in a cost-effective manner. The failure of the hardware or software to function as required could render a cable system unable to perform at design specifications.

Each of our subsea systems has a design life of generally 25 years, while each of our terrestrial systems has a design life of at least 20 years. The economic lives of these systems, however, may be shorter than their design lives, and we cannot provide any assurances as to the actual useful life of any of these systems. A number of factors will ultimately affect the useful life of each of our systems, including, among other things, quality of construction, unexpected damage or deterioration and technological or economic obsolescence.

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

We derive a substantial portion of our revenue from international operations and have substantial physical assets in several jurisdictions along our routes, including countries in Latin America, Asia and Europe. In addition, we lease capacity and obtain services from carriers in those and other regions. As a result our business is subject to particular risks from operating in some of these areas, including:

•	uncertain and rapidly changing political, regulatory and economic conditions, including the possibility of civil unrest, vandalism affecting cable assets, terrorism, armed conflict or the seizure or nationalizing of private property;

•	unexpected changes in regulatory environments and trade barriers;

•	exposure to new or different accounting, legal, tax and regulatory standards;

•	burdensome tax, customs or regulatory assessments based on new or differing interpretations of law or regulations; and

•	difficulties in staffing and managing operations consistently through our several operating areas.

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

Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.

Many of GCUK’s government contracts contain broad change of control provisions that permit the customer to terminate the contract if GCUK undergoes a change of control. A termination in many instances gives rise to other rights of the government customer, including, in some cases, the right to purchase some of GCUK’s assets used in servicing those contracts. Some change of control provisions may be triggered when any lender (other than a bank lender in the normal course of business) or a noteholder or group of noteholders would have the right to control GCUK or the majority of GCUK’s assets upon any event, including upon bankruptcy. If GCUK’s noteholders have the right to control GCUK or the majority of GCUK’s assets upon such event, it could be deemed to be a change of control of GCUK. In addition, if ST Telemedia’s ownership interest in Global Crossing falls below certain levels, it could be deemed to be an indirect change of control of GCUK. This could include a situation in which (assuming the sale or transfer of its equity interests or their dilution) ST Telemedia sells or transfers all or a portion of the Convertible Notes. In addition, most of GCUK’s government contracts do not include significant minimum usage guarantees. Thus, the applicable customers could simply choose not to use GCUK’s services and move to another telecommunications provider. If any of GCUK’s significant government contracts were terminated as a result of a change of control or otherwise, or if the applicable customers were to significantly reduce the services that they purchase under these contracts, we could experience a material and adverse effect on our business, operations and financial condition.

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

We face competition in each of our markets from the incumbent carrier in that market and from more recent market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace and incumbent carriers seeking to enter into the long distance market after having been granted the regulatory authority to do so. This competition places downward pressure on prices for local and long distance telephone service and data services, which can adversely affect our operating results. In addition, we could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users or municipalities. If we are not able to compete effectively with these industry participants, our operating results would be adversely affected.

Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

Many of our existing and potential competitors have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, more ubiquitous network reach, and significantly larger installed customer bases. As a result, many of our competitors can raise capital at a lower cost than we can, and they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities (including regulatory changes) more readily, and devote greater resources to the development, marketing and sale of products and services than we can. Also, our competitors’ greater brand name recognition may require us to price our services at lower levels in order to win business. Our competitors’ financial advantages may give them the ability to reduce their prices for an extended period of time if they so choose. Many of these advantages are expected to increase with the recent trend toward consolidation by large industry participants.

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

Our operations are subject to regulation in the U.S. and abroad and require us to obtain and maintain a number of governmental licenses and permits. If we fail to comply with those regulatory requirements or obtain and maintain those licenses and permits, we may not be able to conduct our business. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

In the U.S., our intrastate, interstate, and international telecommunications systems and services are subject to regulation at the federal, state, and local levels. We also have facilities and provide services in numerous countries in Europe, Latin America, and the Asia/Pacific region. Our operations in those countries are subject to regulation at the regional level (e.g., European Union), the national level and, in some cases, at the state, provincial, and local levels. These regulatory requirements subject us to the following risks:

•	Our interstate and international operations in the U.S. are governed by the Communications Act of 1934, as amended by the 1996 Act. There are several ongoing proceedings at the FCC and in the federal courts regarding the implementation of various aspects of the 1996 Act. The outcomes of these proceedings may affect the manner in which we are permitted to provide our services in the U.S. and may have a material adverse effect on our operations.

•	The intrastate activities of our local telephone service companies are regulated by the states in which they do business. A number of states in which we operate are conducting proceedings related to the provision of services in a competitive telecommunications environment. These proceedings may affect the manner in which we are permitted to provide our services in one or more states and may have a material adverse effect on our operations.

•	Our operations outside the U.S. are governed by the laws of the countries in which we operate. The regulation of telecommunications networks and services outside the U.S. varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other forum are available to address these inadequacies or disputes. Our inability or failure to comply with the telecommunications laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries and may have a material adverse effect on our operations.

•	In the ordinary course of constructing our networks and providing our services we are required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we operate. We also must comply with a variety of regulatory obligations. Our failure to obtain or maintain necessary licenses and authorizations, or to comply with the obligations imposed upon license holders in one or more countries, may result in sanctions, including the revocation of authority to provide services in one or more countries.

•	The regulatory requirements to which we are subject could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

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

The FCC has to date treated Internet service providers as providers of information services as defined in the 1996 Act. Information service providers are currently exempt from federal and state regulations governing common carriers, arguably including the obligation to pay access charges and contribute to the Federal universal service funds. The FCC is currently examining the broader issue of intercarrier compensation. If the FCC were to determine that service related to Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the Federal universal service funds, it could significantly increase our cost structure and have a material adverse effect on our business.

The requirement that we obtain and maintain permits and rights-of-way for our network increases our cost of doing business and could adversely affect our performance and results.

In order for us to acquire and develop our fiber-optic networks, we must obtain and maintain local franchises and other permits, as well as rights-of-way and fiber capacity from entities such as incumbent carriers and other utilities, railroads, long distance companies, state highway authorities, private persons and companies, local governments and transit authorities. The process of obtaining these permits and rights-of-way is time-consuming and burdensome and increases our cost of doing business.

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

Significant terrorist attacks against the U.S., the U.K. or other countries in which we operate are possible. Since telecommunications networks and equipment may be considered critical infrastructure, it is possible that our physical facilities or network control systems could be the target of such attacks, or that such attacks could impact other telecommunications companies in a manner that disrupts our operations. These concerns also could lead to volatility or illiquidity in world financial markets and could cause consumer confidence and spending to decrease or otherwise adversely affect the economy. These events could adversely affect our business and our ability to obtain financing on favorable terms. In addition, it is becoming increasingly difficult to obtain adequate insurance for losses incurred as a result of terrorist attacks at reasonable rates; in some cases, such insurance may not be available. Uninsured losses as a result of terrorist attacks could have a material adverse effect on our business.

Risks Related to Our Common Stock

ST Telemedia is our majority stockholder.

A subsidiary of ST Telemedia beneficially owns over 60% of GCL’s outstanding equity securities. As a result, ST Telemedia has the power to elect the majority of GCL’s directors. Under applicable law and GCL’s articles of association and bye-laws and the certificate of designations for GCL’s preferred stock, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers, certain acquisitions and dispositions, issuances of additional equity securities (with certain enumerated exceptions), incurrences of indebtedness above specified amounts, the making of capital expenditures in excess of specified amounts, and amendments to our articles of association and bye-laws. GCL’s bye-laws include significant additional corporate governance rights of ST Telemedia. These rights effectively dilute the rights of other shareholders. In addition, subsidiaries of ST Telemedia hold the Convertible Notes and enjoy significant rights as creditors under the indenture for the Convertible Notes. Moreover, the Convertible Notes are by their terms convertible at any time into common shares of GCL (16.2 million shares assuming conversion after four years), thereby increasing ST Telemedia’s ownership percentage in us.

A sale by ST Telemedia of a significant portion of its shareholdings in us could trigger contractual provisions tied to a change in control of the Company. For example, a change in control could result in the termination of significant contracts with U.K. government customers, the requirement that we offer to purchase the Convertible Notes and the GCUK Notes at a price equal to 101% of their outstanding principal amount plus accrued and unpaid interest, and the acceleration of the vesting of stock options and other incentive compensation awards granted to our officers, directors and employees.

Future sales of GCL’s common stock could adversely affect its price and/or our ability to raise capital.

Future sales of substantial amounts of GCL’s common stock, or the perception that such sales could occur, could adversely affect the market price of such stock and our ability to raise capital.

As of the date hereof, there are approximately 23 million common shares of GCL outstanding. 6,600,000 of these shares are restricted shares held by a subsidiary of ST Telemedia. In addition, ST Telemedia’s subsidiary holds 18,000,000 preferred shares of GCL, which are convertible into shares of GCL’s common stock on a one-for-one basis. These common shares will be restricted unless certain conditions are met. All such restricted shares may be sold only under a registration statement or an exemption from Securities Act registration requirements. However, ST Telemedia may cause us to register sales of such restricted stock at any time. In that regard, we filed a registration statement with the SEC on May 26, 2005 registering 800,000 shares of GCL common stock issuable to employees of and other individuals affiliated with ST Telemedia upon the exercise of stock options granted to such individuals by ST Telemedia.

In addition to the shares outstanding as of the date of this annual report on Form 10-K, an additional 18,000,000 common shares have been reserved for issuance upon the conversion of the preferred shares held by ST Telemedia and its affiliates, and an additional 8,378,261 shares have been reserved for issuance upon the exercise of stock options or other stock-based awards granted under GCL’s stock incentive plan. In addition, the Convertible Notes are by their terms convertible at any time into common shares of GCL (16.2 million shares assuming conversion after four years). Although we have not yet reserved out of GCL’s share capital the necessary number of shares to effectuate such conversion, we are obligated to seek and obtain the necessary shareholder approval at GCL’s annual general meeting of shareholders expected to take place in June 2006.

The shares of GCL common stock available for sale on the open market could increase materially as a result of a decision by ST Telemedia to reduce or eliminate its equity stake in GCL, or as a result of the conversion of ST Telemedia’s preferred shares or Convertible Notes into common shares or the exercise or vesting of awards under the stock incentive plan. These actions could significantly depress the market price of GCL’s common shares.

Other Risks

We and certain of our current and former officers and directors are involved in various lawsuits.

As described below in Item 3, we and certain of our officers and directors are defendants in class action and other pending lawsuits, including suits arising out of our April 27, 2004 announcement that we expected to restate our 2003 consolidated financial statements due to an understatement of cost of access expenses. Moreover, the ongoing involvement in these lawsuits by certain of our current officers and directors could distract such individuals and reduce their productivity on our behalf. Finally, our involvement and the involvement of our current and former officers and directors in these lawsuits could adversely affect the perception of us by investors, customers, suppliers, employees and others, which in turn could adversely affect our operating results and hamper our ability to raise capital.

We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

Included in “Legal Proceedings” in Item 3 and Note 21, “Commitments, Contingencies and Other” to our consolidated financial statements included in this annual report on Form 10-K, are descriptions of important contingent liabilities. If one or more of these contingent liabilities were to be resolved in a manner adverse to us, we could suffer losses that are material to our financial condition. We have not established reserves for many of these contingent liabilities. Moreover, as described in “Legal Proceedings” and in Note 21 to the consolidated financial statements, certain of these contingent liabilities could have a material adverse effect on our operations in addition to the effect of any potential monetary judgment or sanction against us.

Our real estate restructuring reserve represents a material liability the calculation of which involves significant estimation.

As of December 31, 2005, our real estate restructuring reserve aggregated $400 million of continuing building lease obligations and estimated decommissioning costs and broker commissions, offset by anticipated receipts of $80 million from existing subleases and $201 million from subleases projected to be entered into in the future. Although we believe these estimates to be reasonable, actual sublease receipts could turn out to be materially different than we have estimated.

We have significant deficiencies in our internal controls, processes and procedures and may face difficulties in strengthening our internal accounting systems and controls and in our ability to satisfy our financial reporting obligations on a timely basis.

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements.

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

Under Section 404 of the Sarbanes-Oxley Act, management is required to assess the effectiveness of our internal control over financial reporting on a periodic basis. Our assessment for the year ending December 31, 2004 revealed two material weaknesses in internal control over financial reporting. Although our most recent assessment did not reveal a material weakness as of December 31, 2005, such assessment did identify significant deficiencies in our internal controls. The existence of significant deficiencies means that there is more than a remote likelihood that we will not prevent or detect a misstatement of our financial statements that is more than inconsequential. Although we intend to improve our controls in these areas, there can be no assurances that we will be successful in that regard.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our principal executive offices in Hamilton, Bermuda. We also lease corporate office space in Basingstoke, England; Billings, Montana; Buenos Aires, Argentina; Crewe, England; Dublin, Ireland; Florham Park, New Jersey; Hong Kong, China; London, England; Mexico City, Mexico; Miami, Florida; Montreal, Canada; Naarden, The Netherlands; New York, New York; Phoenix, Arizona; Rio de Janeiro, Brazil; Rochester, New York; Southfield, Michigan; and Westminster, Colorado. Substantially all of such offices house personnel involved in the management of each of our principal operating segments. We also lease less significant sales, administrative and other support offices worldwide.

We own or lease numerous cable landing stations throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber-optic backbone and distribution network facilities, our point-to-point distribution capacity, our switching equipment and connecting lines between other carriers’ equipment and facilities and the equipment and facilities of customers in each of our principal operating segments. For additional information on our technical sites, see above in Item 1, “Business—Our Network”.

Our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

Under the GC Debtors’ plan of reorganization, which became effective on December 9, 2003, essentially all claims against the GC Debtors that arose prior to the commencement of the chapter 11 cases were discharged.

Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against the Company at that time, were included in that discharge. However, certain claims pending at that time could affect the Successor. The following is a description of those claims and other material legal proceedings in respect of claims alleged to have arisen after the commencement of the chapter 11 cases that were pending during or after the fourth quarter of 2005.

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

On November 17, 2004, SBC’s LEC affiliates commenced an action against the Company and other defendants in the U.S. District Court for the Eastern District of Missouri. The complaint alleges that the Company, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic in a manner designed to avoid the payment of interstate and intrastate access charges.

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 million for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a First Amended Complaint on February 4, 2005. The First Amended Complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the First Amended Complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the FCC and the FCC has sought comments on the issues referred by the Court. The Company filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing SBC’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the GC Debtors’ plan of reorganization; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, SBC moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. The Company filed its response to the motion on March 6, 2006, requesting that the Court deny the motion.

Restatement Class Action Litigation

Following the Company’s April 27, 2004 announcement that the Company expected to restate certain of its consolidated financial statements as of and for the year ended December 31, 2003, eight separate class action lawsuits all purporting to be brought on behalf of Company shareholders were commenced against the Company and certain of its officers and directors in the U.S. District Courts in New Jersey, New York and California. The cases were consolidated and transferred by the Judicial Panel on Multidistrict Litigation to Judge Gerard Lynch of the U.S. District Court for the Southern District of New York based on his past involvement in prior cases involving the Company. On February 18, 2005, lead plaintiffs filed an amended consolidated class action complaint against the Company and two of its past and present officers.

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

The consolidated amended complaint, on behalf of a class of persons who purchased or acquired the Company’s common stock between December 9, 2003 and April 26, 2004, asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs contend that the Company’s misstatement or omissions artificially inflated the price of the Company’s stock, which declined when the “true” costs were disclosed. Plaintiffs seek compensatory damages as well as other relief. The Company and the lead plaintiffs have agreed in principle to settle the litigation under the terms of a proposed settlement agreement that remains subject to final negotiation and court approval. The proposed settlement agreement contemplates the creation of a settlement fund by the Company, subject to reimbursement in full by the Company’s directors and officers liability insurance carrier. If the case is not settled, defendants anticipate filing a motion to dismiss the consolidated amended complaint.

Claim by the U.S. Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the U.S. Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Limited (“PCL”), a former subsidiary of the Company, violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration (“NOAA”). The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. On November 7, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the bankruptcy court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $13.5 million. Negotiations with PCL to resolve the remaining issues are ongoing but no final resolution has been reached. An identical claim that had been filed in the bankruptcy proceedings of PCL was settled in principle in September 2005 and was subsequently approved by the court as part of the PCL plan of reorganization confirmed in an order dated November 10, 2005. The Company has commenced preliminary discussions with NOAA as to the impact that settlement has on the claim against the Company.

United Kingdom Anti-Trust Investigation

In 2002, an investigation was commenced by the U.K. Office of Fair Trading (“OFT”) regarding an allegation that various subsea cable operator entities, including the Company, had engaged in an illegal agreement collectively to boycott a company located in the U.K. that was holding itself out as providing a means for the landing of subsea telecommunications cables at a location in the U.K. The Company responded to that investigation in 2002 denying the allegation.

In August 2003, the OFT extended its investigation in respect of allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine telecommunication cables on their land in the U.K. The Company responded to that investigation denying illegality on October 10, 2003. The Company cooperated fully with the investigation and has supplied additional factual materials including a number of formal witness statements. By a letter dated January 24, 2006, the OFT notified the Company that it had provisionally decided to close both investigations. The Company expects that this provisional decision will be formally ratified in the very near future.

Qwest Rights-of-Way Litigation

In May 2001, a purported class action was commenced against three of the Company’s subsidiaries in the U.S. District Court for the Southern District of Illinois. The complaint alleges that the Company had no right to install a fiber-optic cable in rights-of-way granted by the plaintiffs to certain railroads. Pursuant to an agreement with Qwest Communications Corporation, the Company has an indefeasible right to use certain fiber-optical cables in a fiber-optic communications system constructed by Qwest within the rights-of-way. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber-optic cable for use by Qwest or any other entities. The action has been brought on behalf of a national class of landowners whose property underlies or is adjacent to a railroad right-of-way within which the fiber-optic cables have been installed. The action seeks actual damages in an unstated amount and alleges that the wrongs done by the Company involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. The Company made a demand of Qwest to defend and indemnify the Company in the lawsuit. In response, Qwest has appointed defense counsel to protect the Company’s interests.

The Company’s North American network includes capacity purchased from Qwest on an IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on the Company’s ability to utilize large portions of the Company’s North American network. This litigation was stayed against the Company pending the effective date of the GC Debtors’ plan of reorganization, and the plaintiffs’ pre-petition claims against the Company were discharged at that time in accordance with the plan of reorganization. By agreement between the parties, the plan of reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate large portions of its North American network, although it believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which the Company originally purchased this capacity. As part of a global resolution of all bankruptcy claims asserted against the Company by Qwest, Qwest agreed to reaffirm its obligations of defense and indemnity to the Company for the assertions made in this claim. In September 2002, Qwest and certain of the other telecommunication carrier defendants filed a proposed settlement agreement in the U.S. District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court’s injunction were opposed by a number of parties who intervened and an appeal was taken to the U.S. Court of Appeals for the Seventh Circuit. In a decision dated October 19, 2004, the Court of Appeals reversed the approval of the settlement and lifted the injunction. The case has been remanded to the District Court for further proceedings.

Customs Tax Audit

A tax authority in South America has concluded a preliminary audit of the Company’s books and records for the years ended December 31, 2001 and 2000 and has made certain initial findings adverse to the Company including the following: failure to disclose discounts on certain goods imported into the country, failure to include the value of software installed on certain computer equipment, and clerical errors in filed import documents. The Company has received formal assessments totaling $9.3 million. The potential customs and duties exposure, including possible treble penalties to the Company, could be as high as $35 million. The Company is now engaged in litigation with the tax authority to resolve the issues raised in the assessment.

Foreign Income Tax Audit

A tax authority in South America issued a preliminary notice of findings based on an income tax audit for calendar years 2001 and 2002. The examiner’s initial findings took the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. An official assessment of $26 million, including potential interest and penalties, was issued in 2005. The Company has challenged the assessment and expects lengthy litigation if the assessment is not resolved.

Administrative Claims from the Chapter 11 Case

Under the GC Debtors’ plan of reorganization, claims arising after the commencement of the GC Debtors’ chapter 11 cases (“Administrative Claims”) are to be paid in full. As is typical in chapter 11 cases, Administrative Claims were asserted against the GC Debtors that far exceed the amount owed. The Successor assumed responsibility for resolving the Administrative Claims and does not believe that the resolution of those claims will have a material adverse effect on its financial position, results of operations, or cash flows.

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

Originally PCL filed an administrative expense claim in the GC Debtors’ bankruptcy court for $7.5 million in post-petition services plus unliquidated amounts arising from the Company’s alleged breaches of fiduciary duty and misallocation of PCL’s revenues. The Company objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of $79 million claiming the Company failed to pay revenue for services and maintenance charges relating to PC-1 capacity, failed to pay PCL for use of the related cable stations and to recover a portion of the monies received by the Company under a settlement agreement entered into with Microsoft and an arbitration award against Softbank in favor of the Company. The Company filed an objection to the amended claim seeking to dismiss, expunge and/or reclassify the claim and PCL responded to the objection by filing a motion for partial summary judgment claiming approximately $22 million for the capacity, operations and maintenance charges and co-location charges and up to approximately $78 million for the Microsoft and Softbank proceeds. PCL’s claim for co-location charges (which comprised approximately $2 million of the total claim) has been settled pursuant to a settlement agreement approved by PCL’s bankruptcy court on November 10, 2005.

PCL and the Company have also agreed that PCL’s claims will be consolidated with those which the Company has filed against PCL in its separate bankruptcy case and both parties’ claims will be litigated in the Company’s bankruptcy court. No monies will be paid by either party until both parties’ countervailing claims have been resolved. The Company and PCL are currently negotiating the terms of a new scheduling order, which may ultimately provide for the withdrawal of PCL’s pending summary judgment motion and the filing of a new summary judgement motion. At present, PCL appears to have abandoned its claims for alleged breaches of fiduciary duty; however, it has represented to the Company that it intends to continue prosecuting its claims for misallocation of revenues.

The parties anticipate that there will be a preliminary hearing on the validity of the various claims before trial commences later in 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

On December 9, 2003 (the effective date of the GC Debtors’ plan of reorganization), GCL’s common shares were distributed to ST Telemedia and the GC Debtors’ pre-petition creditors. Such shares traded on the over-the-counter market from December 10, 2003 through January 22, 2004, the date they were accepted for quotation on the Nasdaq National Market. Such shares continue to be quoted on the Nasdaq National Market on the date of this annual report.

The table below sets forth, on a per share basis for the periods indicated, the intra-day high and low sales prices for GCL’s common shares as reported by the Nasdaq National Market for each quarter of 2004 and 2005.

	High	Low
First Quarter 2004	$35.75	$12.25
Second Quarter 2004	$20.97	$6.40
Third Quarter 2004	$19.88	$11.67
Fourth Quarter 2004	$18.63	$11.62

First Quarter 2005	$25.41	$14.27
Second Quarter 2005	$17.31	$11.17
Third Quarter 2005	$21.00	$14.20
Fourth Quarter 2005	$18.00	$12.60

There were 112 shareholders of record of GCL’s common stock on March 1, 2006.

Dividends

GCL has not declared or paid dividends on its common stock, and we do not expect it to do so for the foreseeable future. The payment of future dividends, if any, will be at the discretion of GCL’s board of directors and will depend upon, among other things, our liquidity, our operations, capital requirements and surplus, general financial condition, contractual restrictions (including the preferential cumulative dividend rights of the holders of GCL’s preferred shares), restrictions under Bermuda law, and such other factors as our board of directors may deem relevant. In addition, covenants in our financing agreements significantly restrict GCL’s ability to pay cash dividends on its capital stock and also restrict the ability of GCL’s subsidiaries to transfer funds to GCL in the form of cash dividends, loans or advances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a discussion of such restrictions.

Description of Global Crossing Equity Securities

GCL is authorized to issue 55,000,000 common shares and 45,000,000 preferred shares. Pursuant to the GC Debtors’ plan of reorganization, on December 9, 2003, GCL issued 15,400,000 common shares to our pre-petition creditors and 6,600,000 common shares and 18,000,000 preferred shares to a subsidiary of ST Telemedia. 18,000,000 common shares were reserved for the conversion of ST Telemedia’s preferred shares. An additional 8,378,261 common shares are currently reserved for issuance under the 2003 Global Crossing Limited Stock Incentive Plan, as amended (the “2003 Stock Incentive Plan”), which is filed as an exhibit to this annual report on Form 10-K. In addition, the Convertible Notes are by their terms convertible at any time into common shares of GCL (16.2 million shares assuming conversion after four years). Although we have not yet reserved out of GCL’s share capital the necessary number of shares to effectuate such conversion, we are obligated to seek and obtain the necessary shareholder approval at GCL’s annual general meeting of shareholders expected to take place in June 2006.

The following is a brief description of GCL’s common and preferred shares.

Global Crossing Common Stock

Each common share of GCL (“GCL Common Stock”) has a par value of $.01 and entitles the holder thereof to one vote on all matters to be approved by stockholders. The amended and restated bye-laws of GCL contain certain special protections for minority shareholders, including a maximum discount applicable to rights offerings made prior to December 9, 2006, and certain obligations of ST Telemedia, or other third parties, to offer to purchase shares of GCL Common Stock under certain circumstances. The amended and restated bye-laws of GCL are filed as an exhibit to this annual report on Form 10-K.

Global Crossing Preferred Stock

The 18,000,000 preferred shares issued to a subsidiary of ST Telemedia on December 9, 2003 pursuant to the GC Debtors’ plan of reorganization (the “GCL Preferred Stock”) accumulate dividends at the rate of 2% per annum. Those dividends will be payable in cash after GCL and its subsidiaries achieve specified financial targets. The GCL Preferred Stock has a par value of $0.10 per share and a liquidation preference of $10 per share (for an aggregate liquidation preference of $180 million). The GCL Preferred Stock ranks senior to all other capital stock of GCL, provided that any distribution to shareholders following a disposition of all or any portion of the assets of GCL will be shared pro rata by the holders of GCL Common Stock and GCL Preferred Stock on an as-converted basis. Each share of GCL Preferred Stock is convertible into one share of GCL Common Stock at the option of the holder.

The GCL Preferred Stock votes on an as-converted basis with the GCL Common Stock, but has class voting rights with respect to any amendments to the terms of the GCL Preferred Stock. As long as ST Telemedia beneficially owns a certain minimum percentage of the outstanding GCL Common Stock (calculated after giving effect to the conversion of the GCL Preferred Stock), the certificate of designations for the GCL Preferred Stock requires its approval for certain major corporate actions of GCL and/or its subsidiaries. Those corporate actions include (i) the appointment or replacement of the chief executive officer, (ii) material acquisitions or dispositions, (iii) mergers, consolidations or reorganizations, (iv) issuance of additional equity securities (other than enumerated exceptions), (v) incurrence of indebtedness above specified amounts, (vi) capital expenditures in excess of specified amounts, (vii) the commencement of bankruptcy or other insolvency proceedings, and (viii) certain affiliate transactions. GCL’s amended and restated bye-laws and the certificate of designations for the GCL Preferred Stock are filed as exhibits to this annual report on Form 10-K.

Equity Compensation Plan Information

Table of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights[1]	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,984,024	$11.60	3,801,902
Equity compensation plans not approved by security holders	—	—	—

Total	3,984,024	$11.60	3,801,902

[1]	The weighted-average exercise price does not take into account the shares issuable upon vesting of 1,067,138 outstanding restricted stock unit awards and 770,659 performance share awards, which have no exercise price.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of the Company as of and for the five years ended December 31, 2005. The historical financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004, and the periods from December 10 to December 31, 2003 and January 1 to December 9, 2003, have been derived from the historical consolidated financial statements presented elsewhere in this annual report on Form 10-K and should be read in conjunction with such consolidated financial statements and accompanying notes.

The consolidated financial statements of Predecessor for the period from January 1 to December 9, 2003 were prepared while the Company was still involved in chapter 11 proceedings and, accordingly, were prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). As a result, the selected historical financial data for such periods does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if Predecessor were deemed not to have been continuing as a going concern.

Upon emergence from bankruptcy on December 9, 2003 (the “Effective Date”), we adopted fresh start accounting and reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities (see Note 15, “Fresh Start Accounting and Reorganization Items,” to the accompanying consolidated financial statements). As a result, the historical financial data of Predecessor may not be entirely comparable to the historical financial data of Successor and may be of limited value in evaluating our financial and operating prospects in the future.

	Successor			Predecessor
	Year Ended		December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended
	December 31, 2005	December 31, 2004			December 31, 2002	December 31, 2001
		(in millions, except share and per share information)
Statements of Operations data:
Revenues	$1,968	$2,487	$164	$2,599	$2,903	$3,326
Cost of revenue	(1,676)	(2,200)	(142)	(2,307)	(2,703)	(3,233)
Selling, general and administrative expenses	(412)	(416)	(32)	(367)	(526)	(1,118)
Depreciation and amortization	(142)	(164)	(8)	(138)	(132)	(1,462)
Asset impairment charges	—	—	—	—	—	(16,265)
Operating loss	(262)	(293)	(18)	(213)	(458)	(18,752)
Interest expense	(99)	(45)	(3)	(13)	(62)	(494)
Loss from write-down and sale of investments, net	—	—	—	—	—	(2,041)
Reorganization items, net	—	—	—	(124)	(92)	—
Gain on settlement of liabilities subject to compromise and recapitalization	—	—	—	23,076	—	—
Gain from fresh start adjustments	—	—	—	1,109	—	—
Benefit (provision) for income taxes	(63)	(56)	(1)	(5)	103	1,795
Income (loss) from continuing operations	(363)	(311)	(19)	23,887	(319)	(19,853)
Income (loss) from discontinued operations, net	9	(25)	8	852	973	(2,811)
Income (loss) applicable to common shareholders	(358)	(340)	(11)	24,739	635	(22,632)
Income (loss) per common share, basic:
Income (loss) from continuing operations applicable to common shareholders, basic	$(16.34)	$(14.31)	$(0.86)	$26.26	$(0.37)	$(22.09)

Income (loss) applicable to common shareholders, basic	$(15.94)	$(15.45)	$(0.50)	$27.20	$0.70	$(25.53)

Shares used in computing basic income (loss) per share	22,466,180	22,002,858	22,000,000	909,413,046	903,217,277	886,471,473

Income (loss) per common share, diluted:
Income (loss) from continuing operations applicable to common shareholders, diluted	$(16.34)	$(14.31)	$(0.86)	$25.08	$(0.37)	$(22.09)

Income (loss) applicable to common shareholders, diluted	$(15.94)	$(15.45)	$(0.50)	$25.97	$0.70	$(25.53)

Shares used in computing diluted income ((loss) per share	22,466,180	22,002,858	22,000,000	952,459,514	903,217,277	886,471,473

	Successor			Predecessor
	December 31,
	2005	2004	2003	2002	2001
Balance Sheet data
Cash and cash equivalents	$224	$365	$216	$367	$532
Working capital not including long-term debt in default	(259)	(57)	(148)	316	(794)
Property and equipment, net	963	1,065	1,133	964	923
Goodwill and intangibles, net	—	14	110	—	—
Total assets	1,590	1,928	2,248	2,635	4,214
Short-term debt and long-term debt in default	26	4	—	—	6,589
Long-term debt	623	648	200	—	—
Liabilities subject to compromise	—	—	—	8,662	—
Mandatorily redeemable and cumulative convertible preferred stock[1]	—	—	—	1,918	3,161
Total shareholders’ equity (deficit)	$(173)	$51	$393	$(10,935)	$(12,195)

	Successor			Predecessor
	Year Ended		December 10 to December 31,	January 1 to December 9,	Year Ended
	December 31,	December 31,			December 31,	December 31,
Cash flow data:	2005	2004	2003	2003	2002	2001
Net cash provided by (used in) operating activities	$(122)	$(185)	$(73)	$(351)	$39	$(1,017)
Net cash provided by (used in) investing activities	(4)	(64)	(5)	(148)	(245)	984
Net cash provided by (used in) financing activities	(15)	411	(2)	436	4	156

[1]	The mandatorily redeemable preferred stock and long-term debt in default were reclassified into liabilities subject to compromise at December 31, 2002.

In reading the above selected historical financial data, please note the following:

•	The Company implemented “fresh start” accounting in accordance with SOP 90-7, upon emergence from bankruptcy on December 9, 2003. Fresh start accounting required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair values. Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of the Company’s assets and liabilities. The Company engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of its property and equipment and intangible assets. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. Adopting fresh start accounting rules resulted in the Company recording a $23.934 billion gain on settlement of liabilities subject to compromise and recapitalization ($858 million related to Global Marine is included in discontinued operations) as well as a $1.100 billion gain relating to other fresh start adjustments (a $9 million loss from fresh start adjustments related to Global Marine is included in discontinued operations). See Note 15, Fresh Start Accounting and Reorganization Items, to the accompanying consolidated financial statements for a complete description of the fresh start accounting impacts on the Company’s Effective Date balance sheet.

•	The consolidated statement of operations data for all periods presented reflects the results of the ILEC, GlobalCenter, IPC Information Systems, Inc. (the Company’s former subsidiary engaged in the business of designing, manufacturing, installing and servicing turret systems, which provide desktop access to time-sensitive voice communications and data for the financial services community (“IPC”)), Asia Global Crossing (including PCL and the Asian operations of IXnet), Global Marine, and SBSS as discontinued operations. The ILEC business was sold on June 29, 2001 to Citizens Communications, Inc. for cash proceeds of $3.369 billion, resulting in an after-tax loss of approximately $206 million; GlobalCenter was sold to Exodus Communications, Inc. for 108.15 million shares valued at $1.918 billion on January 11, 2001, resulting in a deferred gain of $126 million amortizable over the 10 year life of a network services agreement between the Company and Exodus; IPC was sold to Goldman Sachs Capital Partners, Inc. for cash proceeds of $300.5 million on December 20, 2001, representing a loss of $120 million; Asia Global Crossing, a 58.9% owned subsidiary, was abandoned on November 17, 2003 upon its filing for bankruptcy and our effective loss of control with no corresponding proceeds or outflow, representing a gain of $1.184 billion. In 2004 Global Marine was sold for consideration of $1 million, resulting in no gain on the sale. In 2005 the Company completed the transfer of its interest in SBSS for consideration of $14 million, resulting in a gain of $8 million on the sale. The 2001 discontinued operating results of Asia Global Crossing includes impairment charges of $2.399 billion and $450 million in accordance with the provisions of SFAS No. 121 and APB No. 18, respectively.

•

Restructuring efforts from August 2001 through December 31, 2005 resulted in more than 5,700 employee terminations and the closing of 257 sites. Restructuring charges of $18 million, $15 million, $41 million, $90 million and $398 million are reflected in the results from operations above in 2005, 2004, 2003, 2002 and 2001, respectively. The 2005, 2004 and 2001 charges are included in selling, general and administrative expenses. The 2003 and 2002 charges are recorded as reorganization items as required under SOP 90-7. See further discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	In 2001, the results from operations include non-cash long-lived asset impairment charges of $17.181 billion ($916 million related to Global Marine are included in discontinued operations) in accordance with the provisions of SFAS No. 121. This includes a write-off of all goodwill and other identifiable intangibles of $8.573 billion ($545 million related to Global Marine are included in discontinued operations) and tangible long-lived assets of $8.608 billion ($371 million related to Global Marine are included in discontinued operations).

•	We raised significant capital (both equity and debt) during the year ended December 31, 2001. All outstanding common and preferred stock of Old GCL was canceled upon our emergence from bankruptcy. In addition, all outstanding indebtedness of the GC Debtors, including debt under our $2.25 billion senior secured corporate credit facility was canceled. Our wholly-owned subsidiary, GCNAH, issued $200 million principal amount of 11% senior secured notes (the “Exit Notes”) to ST Telemedia upon emergence from bankruptcy, which notes were subsequently transferred to a subsidiary of ST Telemedia. The Exit Notes were refinanced on December 23, 2004. See further discussion in Note 11, “Long-Term Debt and Debt with Controlling Shareholder,” to the accompanying consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and related notes appearing in this annual report on Form 10-K.

Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations and business strategies or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See Item 1A, “Risk Factors,” for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward-looking statements.

Executive Summary

Overview

We provide telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services. The principal services we offer to our customers include data, voice and conferencing services. We offer these services using a global IP-based network that directly connects more than 300 major cities in more than 30 countries and delivers services to more than 600 cities in more than 60 countries around the world. The vast majority of our revenues are generated based on recurring services. In 2005, we increased our focus on becoming a premier provider of global data and IP services to enterprises, and our chief operating decision maker began assessing performance and allocating resources based on three separate operating segments. These operating segments are “enterprise, carrier data and indirect channels” (also referred to as “Invest and Grow” in our press releases pertaining to financial results), “carrier voice” and “consumer voice, small business group and Trader Voice.” See below in this Item 7 and Note 23, “Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K for further information regarding our operating segments.

Industry

The competitive landscape in the telecommunications industry is changing rapidly, and we believe we are well positioned to take advantage of these changes. The large-scale mergers taking place in the North American market and the business combinations in Europe and Latin America have caused many of our competitors to experience varying degrees of disruption while integration issues are addressed. Moreover, as the number of available service providers diminishes with industry consolidation, we expect to experience greater demand from customers seeking network diversity and redundancy. Our existing customer base, capabilities and extensive network of suppliers globally position us as a viable global alternative provider.

Strategy

See Item 1, “Business—Business Strategy” for a discussion of our business strategy.

Key Performance Indicators

We utilize a focused group of financial and non-financial key performance indicators which are reviewed by senior management at least monthly. This reporting facilitates timely and effective communication of results and key decisions, allowing our global business to react quickly to changing requirements and changes in our key performance indicators.

We use a headcount management reporting process within the Company, based upon our globally structured organization. All employees have been categorized into, and are managed within, globally integrated functional groups such as sales, customer service, network operations, information technology, finance, legal and human resources. Our headcount was approximately 3,400 as of March 1, 2006. This metric is tracked monthly via a system-generated report from our human resources database maintained on our SAP enterprise software system. Actual records are tracked against budgeted headcount not only by the functions mentioned, but also by location and against expected payroll dollars.

We capture and analyze several non-financial metrics periodically, including metrics which measure our service capabilities (e.g., days required to provision a circuit between two of our points of presence), network performance (e.g., average availability), IP network traffic growth (e.g., voice minutes carried over IP platform) and headcount.

Financial key performance indicators in our business are focused on cash performance and on revenue growth and new sales in our core enterprise, carrier data and indirect channels segment, on margin improvement and on our cost structure, including our direct costs to sell and third party access costs. Our cost of access management team executes cost initiatives, which are tracked each month to measure how the initiatives are impacting needed cost reductions to offset the declining pricing currently being experienced across many product lines. The initiatives include facility network access optimization which includes extending the access network closer to the customer as well as aggregating circuits with lower trunk speeds and migrating them to fewer high speed circuits, switched network access optimization through direct end office trunking versus tandem switching termination, use of alternative termination providers, optimizing our cost per minute charges and other traditional means such as revenue assurance (access charges to billing reconciliations) and resolution of disputes with our access vendors.

Another key statistic for measuring the performance of our carrier voice segment is the comparisons of average revenue per minute and estimated average cost per minute based on traffic to measure and optimize profitability from the current customer base. This metric is closely tracked to assist us in identifying targeted customers and product sets that are deteriorating in profitability.

2005 Highlights

Starting in late 2004 and continuing through 2005, we executed a number of strategic initiatives intended to increase our focus on higher margin global data and IP services offerings to multinational enterprises, governments and telecommunications carriers. These initiatives included enhancements to our distribution capabilities intended to promote distribution through direct and indirect sales channels, including systems integrators and alliances with other carriers. At the same time, portions of our business that were underperforming relative to our financial expectations and that did not provide long-term strategic value were identified, and we implemented plans to achieve targeted levels of profitability or to exit these segments. These plans include optimizing our carrier voice segment, primarily in North America, through pricing actions designed to maintain targeted gross margins for this service. These plans also included the divestiture or other exiting of our operations in our consumer, small business group and Trader Voice segment. Finally, these plans called for workforce reductions, facility consolidation and other cost saving measures made possible by these strategic initiatives. Implementation of this restructuring plan over time is expected to reduce our funding requirements, accelerate the date by which our operating cash flow will be sufficient to satisfy our anticipated liquidity requirements and lead to overall profitability for the Company. See “Restructuring Activities” below for further information on our restructuring activities.

Our consolidated revenues decreased in 2005 compared with 2004 as a result of continued pricing reductions for telecommunications services, the downsizing of our carrier voice segment through targeted price increases which, in certain instances, resulted in the migration of traffic off our network, and reductions in consumer voice, small business group and Trader Voice segment revenue as a result of lower investment for this segment and the sale of our Trader Voice business on May 3, 2005. However, our revenues for our enterprise, carrier and indirect channels segment, which is the primary focus of our business strategy, increased in 2005 compared with 2004.

On May 3, 2005, we sold our Trader Voice business, which provides voice and data services primarily to the financial markets industry, to WestCom Corporation, after receiving all necessary regulatory approvals. We received $25 million of gross cash proceeds from the transaction. The sale of Trader Voice resulted in a pre-tax gain of $14 million ($13 million after tax). The pre-tax gain is reported in other income (expense), net, in the consolidated statements of operations for the year ended December 31, 2005.

On December 31, 2005, we sold our SBG business, which provides voice and data products to approximately 30,000 small to medium-sized businesses in the U.S., to Matrix Telecom, a Platinum Equity company, after receiving all necessary regulatory approvals. The Company received $38 million of gross proceeds after purchase price adjustments for working capital items from the transaction. The sale of SBG resulted in a pre- and post-tax gain of $14 million. The gain is reported in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2005.

During 2005, we posted a net operating loss of approximately $262 million and utilized net cash and cash equivalents of $141 million, which reduced our available liquidity. At December 31, 2005 we had $224 million of unrestricted cash, as compared to $365 million at December 31, 2004.

2006 Outlook

In 2006, we expect our revenue to increase for our enterprise, carrier data and indirect channels segment. We expect to increase revenue in this segment through aggressive customer acquisition in specific target markets, including enterprise customers in the financial services, high-tech, health care, and transportation and distribution sectors, government customers, wireless and mobile operators, as well as through the expansion of our indirect channels.

We expect our operating loss to decrease in 2006 primarily as a result of improvements in our sales mix and reductions in cost of access expenses and savings in certain other operating expenses. The sales mix improvements are expected to result from a shift in our consolidated revenues from lower margin carrier voice segment revenues to higher margin enterprise, carrier data and indirect channels segment revenues, as well as a shift within the latter segment away from voice services toward higher margin data, IP and managed services sales. The decrease in cost of access expense is expected to result from implementing cost of access initiatives to optimize our access network and effectively lower our cost of access unit prices.

In 2006, we expect our cash flow used by operations to decrease as a result of the improvement in operating loss indicated above and lower payments related to deferred reorganization costs and restructuring costs. We expect our cash and cash equivalents balance to decline substantially during the first half of 2006 due to our cash flow requirements, including operating losses, debt servicing, and capital expenditures. However, based on our business projections, our expectation is that unrestricted cash on hand, together with the proceeds from sales of IRUs and marketable securities and previously committed lease financing, will provide us with the liquidity needed to fund our operations until the point at which we expect to start generating positive cash flow in the second half of the year. In addition, we are in the process of arranging financing facilities to further enhance our liquidity (see below in this Item 7 under “—Liquidity and Capital Resources” for further information related to these potential financing facilities).

Discontinued Operations

On August 13, 2004, the Company entered into a series of agreements with Bridgehouse Marine Limited (“Bridgehouse”) for the sale of Global Marine Systems Limited (together with its subsidiaries, “Global Marine”) and the transfer of the Company’s forty-nine percent shareholding in SB Submarine Systems Company Ltd (“SBSS”), a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration of $15 million, subject to certain conditions set forth in the agreements.

During the third quarter of 2004, the Company completed the sale of Global Marine for consideration of $1 million. No gain or loss was recorded on the sale. Bridgehouse assumed all of Global Marine’s capital and operating lease commitments.

During the third quarter of 2005, the Company completed the transfer of its interest in SBSS to Bridgehouse for consideration of $14 million and recognized an $8 million gain on the sale. For the year ended December 31, 2005, the Company recognized $9 million of income from discontinued operations including the $8 million gain on the sale of our equity interest in SBSS.

Restructuring Activities

2004 Restructuring Plans

During the first three quarters of 2004, we adopted restructuring plans to combine previously segregated customer support functions for greater efficiency and to allow our sales force to increase its focus on customer acquisition rather than retention, to consolidate staff locations to reduce overhead charges and improve functional efficiency, and to achieve certain other targeted reductions. The plans resulted in the elimination of approximately 100 employees and closure of one facility. As a result, we recorded $3 million of restructuring charges, of which $2 million related to severance and related benefit obligations related to the eliminated employees and $1 million related to facility closure costs, net of estimated sublease rentals. All amounts accrued under these restructuring plans were paid during 2004.

In light of ongoing adverse conditions in the telecommunications industry, particularly the continued pricing pressures for telecommunications services, the Company’s Board of Directors approved a restructuring plan on October 8, 2004 designed to focus on businesses that are consistent with the Company’s overall mission. The plan concentrates the Company’s efforts in areas that the Company anticipates will provide profitable growth opportunities and defines exit strategies for a number of unprofitable and non-strategic parts of the business. The plan includes initiatives to increase the Company’s focus on its core enterprise, collaboration, and carrier data sales business and to pursue new business development opportunities in areas where the Company can capitalize on its IP network and capabilities. In addition, the plan required work force reductions and facilities consolidation. The plan resulted in approximately 400 reductions in head count across a range of business functions and job classes, principally in the Company’s North American operations, and the closure of one facility.

As a result of these efforts, during the fourth quarter of 2004 we incurred cash restructuring charges of approximately $11 million for severance and related benefits in connection with the anticipated workforce reductions and an additional $1 million for real estate consolidation. All amounts incurred for employee separations have been paid and it is anticipated that payments in respect of real estate consolidation will continue through 2008. At December 31, 2005, our restructuring liability related to these plans was approximately $1 million. Restructuring charges for all periods are included in selling, general, and administrative expenses in the consolidated statement of operations.

2003 and Prior Restructuring Plans

Prior to our emergence from bankruptcy on December 9, 2003, we announced and implemented certain restructuring activities to reduce our operating expenses and cash flow requirements. The restructuring activities were taken as a result of the slow down of the economy and telecommunications industry as well as our efforts to restructure the Company while under chapter 11 bankruptcy protection. As a result of these activities, the Company eliminated approximately 5,200 positions and vacated approximately 250 facilities. All amounts incurred for employee separations have been paid and it is anticipated that the remainder of the restructuring liability, all of which relates to facility closings, will be paid through 2025.

During the year ended December 31, 2005, the Company increased its restructuring reserve for facility closings by $18 million due to changes in estimated sublease income and operating expenses related to restructured facilities. The decline in sublet demand for space is principally for restructured facilities located in Europe. This reserve is composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for the restructured sites (aggregating $400 million as of December 31, 2005), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2005, anticipated third party sublease receipts were $281 million, representing $80 million from subleases already entered into and $201 million from subleases projected to be entered into in the future. The Company continues to review the anticipated costs and third-party sublease payments on a quarterly basis and records adjustments for changes in these estimates in the period such changes become known.

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

On the Effective Date, we implemented the “fresh start” accounting provisions of SOP 90-7 to the financial statements of Successor. Under fresh start accounting, we allocated the reorganization value to our assets and liabilities based upon their estimated fair values. The reorganization equity value of $407 million was determined pursuant to the GC Debtors’ plan of reorganization and ST Telemedia’s $250 million equity investment for 61.5% ownership. The fair value of the assets and liabilities of Successor, on the Effective Date, of approximately $2.2 billion comprised $200 million in Exit Notes, $407 million in New GCL common and preferred stock and additional paid in capital and approximately $1.6 billion of other liabilities, including obligations under various capital leases, that were not eliminated or discharged under the terms of the plan of reorganization. The plan of reorganization resulted in the cancellation of all Old GCL outstanding common and preferred stock and additional paid in capital and all pre-petition indebtedness of the GC Debtors. As a result of these changes to the capital structure, Successor’s interest expense and preferred dividend obligations will be significantly less than we incurred in periods prior to our bankruptcy filing.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of these financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Management continually evaluates its judgments, estimates and assumptions based on historical experience and available information. The following are the significant areas of our consolidated financial statements that involve significant judgment, assumptions, uncertainties and estimates. The estimates involved in these areas are considered critical because if actual results or events differ materially from those contemplated by management in making these estimates, the impact on our consolidated financial statements could be material. For a full description of our significant accounting policies, see Note 2, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements.

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

Allowance for Doubtful Accounts

During each reporting period we must make estimates for potential losses resulting from the inability of our customers to make required payments. We analyze our reserve requirements using several factors, including the length of time the receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate, and current industry trends. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on accounts not subject to specific review utilizing the factors previously mentioned. We have historically experienced significant changes month to month in reserve level requirements. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and CLECs, the collectibility of receivables and credit worthiness of customers may become more difficult and unpredictable. Changes in the financial viability of significant customers, worsening of economic conditions and changes in our ability to meet service level requirements may require changes to our estimate of the recoverability of the receivables. In some cases receivables previously charged off are recovered through litigation, negotiations, settlements and judgments and are recognized as a reduction in bad debt expense in the period realized. Appropriate adjustments will be recorded to the period in which these changes become known. The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimation and assumption.

Cost of Access Accruals

The Company’s cost of access primarily comprises usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities. The Company’s policy is to record access expense as services are provided by vendors.

The recognition of cost of access expense during any reported period involves the use of significant management estimates and assumptions and requires reliance on non-financial systems as bills from access vendors are generally received thirty to sixty days and sixty to one hundred and twenty days in arrears of service provision for leased lines and usage-based access charges, respectively. Switched voice traffic costs are accrued based on the minutes recorded by the Company’s switches, multiplied by the estimated rates for those minutes for that month. Leased line access costs are estimated based on the number of circuits and the average circuit cost, according to the Company’s leased line inventory system, adjusted for contracted rate changes. Upon final receipt of invoices, the estimated costs are adjusted to reflect actual expenses incurred. At December 31, 2005 and 2004, approximately $134 million and $194 million, respectively, were accrued related to our estimated switched voice and leased line access costs.

On August 1, 2005, the Company implemented a new cost of access invoice tracking system for its North American operation which provides enhanced ability to estimate cost of access.

Disputes

The Company performs monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of bills, comparing billed rates with rates used by the cost of access expense estimation systems during the cost of access monthly close process, evaluating the trends of invoiced amounts by vendors, and reviewing the types of charges being assessed. If the Company concludes that it has been billed inaccurately, it will dispute the charge with the vendor and begin resolution procedures. The Company records a charge to the cost of access expense and a corresponding increase to the access accrual based on the estimated loss rates for the particular type of dispute. If the Company ultimately reaches an agreement with an access vendor to settle a disputed amount which is different than the corresponding accrual, the Company recognizes the difference in the period in which the settlement is finalized as an adjustment to cost of access expense.

During the fourth quarter of 2005, the Company revised its estimate of historical loss rates for all dispute types based on past dispute resolution data with its cost of access vendors. As a result the Company recorded a change to the estimated dispute accrual and reduced the dispute accrual by $10 million, which was recorded in the fourth quarter of 2005 as a reduction in cost of access expense.

Impairment of Goodwill and Other Long-Lived Assets

We assess the possible impairment of long-lived assets composed of property and equipment, goodwill, other intangibles and other assets held for a period longer than one year whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may be impaired. Goodwill and other intangible assets are also reviewed annually for impairment whether or not events have occurred that may indicate impairment. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted net future cash flows expected to be generated by the asset. If these projected future cash flows are less than the carrying amount, impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured by the amount by which the carrying amounts of the assets exceed their fair value. Calculating the future net cash flows expected to be generated by assets to determine if impairment exists and to calculate the impairment involves significant assumptions, estimation and judgment. The estimation and judgment involves, but is not limited to, industry trends including pricing, estimating long term revenues, revenue growth, operating expenses, capital expenditures, and expected periods the assets will be utilized.

As a result of continued operating losses and negative cash flows during 2005, management performed a recoverability test of the Company’s long-lived assets as of December 31, 2005. The results of the test indicate that no impairment of the Company’s long-lived assets exists.

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

The assessment of a valuation allowance on deferred tax assets is based on the weight of available evidence that some portion or all of the deferred tax asset will not be realized. Deferred tax liabilities were first applied to the deferred tax assets reducing the need for a valuation allowance. Future utilization of the remaining net deferred tax asset would require the ability to forecast future earnings. Based on past performance resulting in net loss positions, sufficient evidence exists to require a valuation allowance on a significant portion of the Company’s net asset balance for all operations except GCUK. Certain of the Company’s U.K. deferred tax assets have been recognized due to positive evidence of the future realization of those assets.

As a result of our bankruptcy, estimates have been made that impact the deferred tax balances. The factors resulting in estimation include but are not limited to the fresh start valuation of assets and liabilities, implications of cancellation of indebtedness income and various other matters.

Restructuring

We have engaged in restructuring activities, which require us to make significant judgments and estimates in determining restructuring charges, including, but not limited to, future severance costs and other employee separation costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and changes in such estimates, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations. The “2003 and Prior Restructuring Plans” reserve is composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for the restructured sites (aggregating $400 million as of December 31, 2005), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2005, anticipated third party receipts were $281 million, representing $80 million from subleases already entered into and $201 million from subleases projected to be entered into in the future. We continue to review our anticipated costs and third party sublease payments on a quarterly basis and record adjustments for changes in these estimates in the period such changes become known. For further information related to our restructuring activities, see “Restructuring Activities” in this Item and Note 3, “Restructuring,” to the accompanying consolidated financial statements.

Stock-Based Compensation

On December 9, 2003, the Company adopted the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), related to stock-based awards granted or modified on December 9, 2003 and thereafter. Under the fair value provisions of SFAS No. 123, the fair value of each stock-based compensation award is estimated at the date of grant, using the Black Scholes option-pricing model for stock option awards and the current market price for restricted stock unit awards. The Company recognizes stock compensation expense based on the number of awards expected to vest. Most stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period). The fair value of the awards is determined using a single expected life for the entire award (the average expected life for the awards that vest on different dates). The Company recognizes the related compensation cost of such awards on a straight-line basis; provided that the amount amortized at any given date may be no less than the portion of the award vested as of such date. We use the Black-Scholes option pricing model to determine the fair value of a stock option awarded. The Black-Scholes model requires several subjective inputs including expected volatility, expected life of the option and expected dividend yield. As we restructured our business through the bankruptcy process in 2002 and 2003, we have very limited historical experience to assist us in determining the inputs and have therefore based our inputs, excluding dividend yield, which is based on our expectation, on the average of a select group of our competitors’ assumptions for 2003 and a mean-average of our Company’s stock volatility and an average of a select group of our competitors assumptions during 2005 and 2004. The assumptions used to calculate the fair value of the options granted on December 9, 2003, December 15, 2004 and February 1, 2005 are 70%, 86% and 86%, respectively, expected volatility, a five-year expected life of the option and 0% dividend yield. The estimated employee attrition rate is based on a review of historical attrition and current telecommunications market trends. The determination of inputs used in the Black-Scholes option pricing model and expected employee attrition involves significant estimation and assumption.

For a description of our stock-based compensation programs, see Note 17, “Stock-Based Compensation”, to the accompanying consolidated financial statements included in this annual report on Form 10-K.

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 21, “Commitments, Contingencies and Other,” to the accompanying consolidated financial statements.

Results of Operations for the Year Ended December 31, 2005 compared to the Results of Operations for the Year Ended December 31, 2004

During the year ended December 31, 2005, we revised our presentation of the consolidated statement of operations. The financial statement line item previously referred to as “other operating expenses” has been separated into three lines: “selling, general and administrative,” “real estate, network and operations” and “cost of equipment sales.” Real estate, network and operations and cost of equipment sales represent costs that are related to the generation of revenue and therefore are included in cost of revenue.

Consolidated Results

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
	(in millions)
Revenue	$1,968	$2,487	$(519)	(21)%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,216)	(1,731)	(515)	(30)%
Real estate, network and operations	(309)	(311)	(2)	(1)%
Third party maintenance	(96)	(113)	(17)	(15)%
Cost of equipment sales	(55)	(45)	10	22%

Total cost of revenue	(1,676)	(2,200)
Selling, general and administrative	(412)	(416)	(4)	(1)%
Depreciation and amortization	(142)	(164)	(22)	(13)%

Operating loss	(262)	(293)
Other income (expense):
Interest income	13	7	6	86%
Interest expense	(99)	(45)	54	120%
Other income, net	12	47	(35)	(74)%

Loss from continuing operations before reorganization items	(336)	(284)
Net gain on preconfirmation contingencies	36	29	7	24%

Loss from continuing operations before income taxes	(300)	(255)
Provision for income taxes	(63)	(56)	7	13%

Loss from continuing operations	(363)	(311)
Income (loss) from discontinued operations, net of income tax	9	(25)	34	NM

Net loss	(354)	(336)
Preferred stock dividends	(4)	(4)	—	NM

Loss applicable to common shareholders	$(358)	$(340)

NM—not meaningful

Revenue. Our revenue decreased in 2005 compared with 2004 as a result of continued pricing reductions for telecommunications services, the optimizing of our carrier voice segment through targeted price increases which resulted in the migration of certain traffic off our network and reductions in our consumer voice, SBG and Trader Voice segment revenue as a result of lower investment for this segment and the sale of our Trader Voice business on May 3, 2005. However, our revenues for our enterprise, carrier and indirect channels segment, which is the primary focus of our business strategy, increased in 2005 compared with 2004 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in increases in sale volume (see “Segment Results” in this Item 7 for further discussion of results by segment). Our average annual price declines were approximately 20% for international voice services and approximately 30% for IP access services, with lower rates of decline in broadband, IP VPN and managed data services and flat for U.S. domestic voice services.

Cost of revenue. Cost of revenue primarily includes the following: (i) cost of access, including usage based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (ii) real estate, network and operations charges which include (a) employee related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees directly attributable to the operation of our network, (b) real estate expenses for all technical sites, and (c) other non-employee related costs incurred to operate our network, such as license and permit fees and professional fees; (iii) cost of equipment sales, which includes the software, hardware, equipment and maintenance sold to our managed services, collaboration services and system integrator customers; and (iv) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber-optic network (“wet maintenance”) and cable landing stations.

Cost of access decreased in 2005 compared with 2004 as a result of: (i) reductions in the amount of usage-based access services purchased due to lower carrier voice sales volume; (ii) our cost of access initiatives to optimize the access network and effectively lower cost of access unit prices; and (iii) a more favorable mix of sales of data, IP and managed services. During the fourth quarter of 2005, we completed a historical analysis of dispute resolution with our cost of access vendors and revised our dispute accrual estimation process. The change in the estimation process resulted in a reduction in our dispute accrual by approximately $10 million which was recorded as a reduction in cost of access.

Real estate, network and operations expense decreased primarily as a result of (i) a $10 million decrease in salaries and benefits as a result of a reduction in workforce related to our business restructuring activities implemented in the fourth quarter of 2004; and (ii) a $9 million reduction in real estate expenses primarily related to reduced facilities maintenance and lower real estate taxes as a result of a $8 million real estate rebate from our operations in the U.K. These decreases were partially offset by (a) a $12 million increase in stock compensation expense as a result of additional equity grants during 2005, recording a full year’s charge for grants issued during 2004 and 50% of our 2005 annual bonus being anticipated to be paid in shares of common stock (as opposed to the 2004 bonus, which was 100% payable in cash) and (b) a $6 million increase in cash incentive compensation and related benefits resulting from accruing the 2005 annual bonus program above target due to exceeding performance targets (as opposed to the 2004 annual bonus program which was accrued at a significant discount to target due to performance being below target).

Third-party maintenance expenses decreased as a result of negotiations with maintenance vendors. In addition, we changed the way we procure maintenance from certain vendors, which resulted in lower charges as a result of term extensions and amendments to change maintenance charges from a standing fixed charge to a variable charge based on actual vendor time and materials incurred.

Cost of equipment sales increased as a result of additional collaboration and system integrator sales involving substantial equipment components.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses primarily consist of (i) employee related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees not directly attributable to the operation of our network; (ii) real estate expenses for all administrative sites; (iii) bad debt expense; (iv) non-income taxes, including property taxes on owned real estate and trust fund related taxes such as gross receipts taxes, franchise taxes and capital taxes; (v) restructuring costs; and (vi) regulatory costs, insurance, telecommunications costs, professional fees and license and maintenance fees for internal software and hardware.

The decrease in SG&A is primarily a result of (i) a $14 million decrease in salaries and benefits as a result of a reduction in workforce related to our business restructuring activities implemented in the fourth quarter of 2004, partially offset by an increase in sales commissions; (ii) a $8 million decrease in professional fees primarily related to fees incurred during 2004 related to the investigation, review and restatement of our cost of access liability as at December 31, 2003; (iii) a $5 million decrease in non-income tax expense as a result of receiving a revised assessment with lower charges and revisions to other estimated non-income tax reserves; (iv) a $4 million decrease in bad debt expense reflecting improvements in account agings; and (v) a $4 million decrease in other expenses primarily as a result of lower medical benefit payments and vendor settlement gains during 2005.

The above decreases in SG&A were partially offset by (i) a $16 million increase in stock compensation expense as a result of additional equity grants during 2005, recording a full year’s charge for grants issued during 2004 and 50% of our 2005 annual bonus being anticipated to be paid in shares of common stock (as opposed to the 2004 bonus, which was 100% payable in cash); (ii) an $10 million increase in cash incentive compensation and related benefits resulting from accruing the 2005 annual bonus program above target due to exceeding performance targets (as opposed to the 2004 annual bonus program which was accrued at a significant discount to target due to performance being below target); (iii) a net $2 million increase in insurance expense as a result of increased director and officers liability insurance premiums partially offset by reductions in property insurance; and (iv) a $3 million increase in restructuring charges reflecting lower estimated sublease payments to be received for restructured facilities related to 2003 and prior restructuring plans, due to a decline in sublet demand for facilities, principally in Europe.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. Depreciation and amortization decreased as a result of (i) a significant reduction in intangible amortization as a result of reductions in intangible assets due to fresh start accounting and tax adjustments during 2005 and 2004 and (ii) a decrease in deferred installation amortization due to the write-off of deferred installation charges during 2004. The decrease was partially offset by accelerated depreciation of certain fixed assets that were decommissioned in 2005 and new depreciation expense from capital purchases during 2005.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities and amortization of deferred finance costs. Interest expense increased in 2005 compared with 2004 primarily due to an increase in outstanding indebtedness for borrowed money. During 2005 we incurred interest on the GCUK Notes and the $250 million aggregate principal amount of 4.7% payable in kind mandatory convertible notes (the “Convertible Notes”) issued in December 2004. During 2004, we incurred interest on the $200 million Exit Notes and the $125 million senior secured loan facility (the “Bridge Loan Facility”), each of which was retired on December 23, 2004. We accrue interest on the Convertible Notes at the annual rate of 11% due to certain provisions in the Convertible Notes indenture that could obligate us to pay interest retroactively at that rate if we were unable to deliver common shares upon receiving a notice of conversion. At such time as any of the Convertible Notes are converted into common shares of the Company, all amounts of accrued interest will be reclassified into common stock and additional paid-in capital.

Other income, net. Other income, net decreased in 2005 compared with 2004 primarily as a result of an increase in transactional losses resulting from foreign currency impacts on transactions and recognition of an $8 million gain for the recovery of legal fees incurred during 2004 for class action lawsuits under our directors and officers liability insurance policy, partially offset by gains recorded during 2005 for the sale of our Trader Voice and SBG businesses and marketable securities. During 2005, foreign currency transactional losses increased $62 million to a loss of $23 million compared with gains of $39 million during 2004. During 2005 we recognized gains of $14 million, $14 million, and $2 million related to the sale of Trader Voice, SBG and marketable securities, respectively.

Net gain on pre-confirmation contingencies. During 2005 and 2004, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from chapter 11 proceedings. We have accounted for these in accordance with AICPA Practice Bulletin 11—Accounting for Preconfirmation Contingencies in Fresh Start Reporting and recorded a net gain on the settlements and changes in estimated liabilities. The most significant gains are related to changes in estimated liabilities for income and non-income tax contingencies and settlements with certain tax authorities.

Provision for income taxes. Provision for income taxes increased primarily as a result of a change in mix of earnings to jurisdictions with higher tax rates and changes in certain estimates. Provision for income taxes related to fresh start accounting for deferred tax benefits realized after the emergence from bankruptcy does not result in cash taxes. This non-cash tax provision was $56 million during 2005 and 2004.

Income (loss) from discontinued operations. As discussed in Note 4, “Discontinued Operations”, to the accompanying consolidated financial statements, on August 13, 2004 we entered into an agreement with Bridgehouse for the sale of Global Marine and the transfer our forty-nine percent shareholding in SBSS. We sold these assets, which were not considered core to our strategy. The results of their operations have been classified as discontinued operations for all periods presented. During 2005 we completed the transfer of our interest in SBSS to Bridgehouse for consideration of $14 million and recognized an $8 million gain on the sale. During 2004, we sold Global Marine and recognized no gain or loss on the sale. The loss from discontinued operations during 2004 related to Global Marine’s results through the sale date in August 2004.

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

As required by Item 303(a) of Regulation S-K, the below discussion and analysis of results covers all periods for which financial statements are presented, even when those periods relate to periods shorter than a full 12 month period. Such shortened periods are not directly comparable to full-year periods. Therefore, in order to provide an informative comparison of results in this Item 7, we use pro forma information below for the twelve months ended December 31, 2003 by combining the results of operations of Predecessor from January 1, 2003 through December 9, 2003 with the results of operations of Successor from December 10, 2003 through December 31, 2003. Such pro forma combined financial information does not reflect the results of operations that either Predecessor or Successor would have achieved for a full 12-month operating cycle in 2003. The pro forma combined financial information for the year ended December 31, 2003 is merely additive and does not give pro forma effect to the Predecessor’s results as if the consummation of the GC Debtor’s plan of reorganization and the related fresh start and other adjustments had occurred at the beginning of the period presented. In addition, Successor has a significantly different capital structure than Predecessor as a result of the reorganization.

	Year Ended December 31, 2004	Twelve Months Ended December 31, 2003	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(in millions)
Revenue	$2,487	$2,763	$(276)	(10)%

Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,731)	(1,982)	(251)	(13)%
Real estate, network and operations	(311)	(295)	16	5%
Third party maintenance	(113)	(125)	(12)	(10)%
Cost of equipment sales	(45)	(47)	(2)	(4)%

Total cost of revenue	(2,200)	(2,449)

Selling, general and administrative	(416)	(399)	17	4%
Depreciation and amortization	(164)	(146)	18	12%

Operating loss	(293)	(231)

Other income (expense):
Interest income	7	1	6	600%
Interest expense	(45)	(16)	29	181%
Other income, net	47	59	(12)	(20)%

Loss from continuing operations before reorganization items	(284)	(187)
Net gain on preconfirmation contingencies	29	—	29	NM
Reorganization items, net	—	(124)	(124)	NM
Gain on settlement of liabilities, subject to compromise and recapitalization	—	23,076	(23,076)	NM
Gain from fresh start adjustments	—	1,109	(1,109)	NM

Income (loss) from continuing operations before income taxes	(255)	23,874

Provision for income taxes	(56)	(6)	50	833%

Income (loss) from continuing operations	(311)	23,868

Income (loss) from discontinued operations, net of income tax	(25)	860	(885)	NM

Net income (loss)	(336)	24,728

Preferred stock dividends	(4)	—	(4)	NM

Income (loss) applicable to common shareholders	$(340)	$24,728

NM—not meaningful

Revenues. Our revenues decreased in 2004 compared with 2003 as a result of: continued pricing reductions for telecommunications services; declines in our carrier voice segment revenue as a result of actions taken by us in the first half of 2004 to tighten payment terms for our international long distance reseller customer base and the optimizing of this segment through targeted price increases which resulted in the migration of traffic off our network in the fourth quarter of 2004; and declines in our consumer, Trader Voice and SBG segment revenue as a result of lower investment for this segment. In addition, our revenue decreased due to lower non-cash amortization of prior period IRUs in 2004 compared with 2003 as a result of fresh start accounting on our emergence from bankruptcy on December 9, 2003. Since emerging from bankruptcy our focus has been on acquiring customers in key market segments, including regional and multinational enterprises and federal government agencies. Telecommunications pricing remained very competitive in 2004 for both voice and data services. Our average annual price declines were approximately 15% for voice services and over 35% for IP access services, with lower rates of decline in broadband, IP VPN and managed data services.

Cost of revenue. Cost of access for the twelve months ended December 31, 2003 includes a $67 million charge resulting from the restatement of our previously issued financial statements as a result of errors in the calculation of our cost of access liability. Our cost of access expense decreased as a result of initiatives to negotiate lower cost of access unit prices and eliminate non-revenue usage. These initiatives included: shifting suppliers, contract and tariff renegotiations, facility network access optimization including extending the access network closer to the customer as well as aggregating circuits with lower trunk speeds and migrating them to fewer high speed circuits, optimization through direct end office trunking and increased review of access charges, special promotions, use of alternative termination providers and disputes resolution. Usage based charges decreased as a result of per unit pricing reductions, partially offset by volume increases. Through our cost of access initiatives we were able to reduce our cost of access charges and improve our gross margin.

Real estate, network and operations expenses increased primarily as a result of (i) an increase in technical rental properties throughout 2003, resulting in rent increases on these properties for all of 2004, (ii) increased technical facility maintenance and utility costs due to the aging of certain facilities, (iii) a $12 million increase in stock compensation expense as a result of share-based compensation awards granted on December 9, 2003, March 8, 2004 and December 15, 2004 and (iv) increases in employee related costs as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 (although overall employee costs were lower as a result of lower headcount). The total annual bonus accrual for 2004 was approximately $15 million, of which approximately $7 million relates to real estate, network and operations personnel. No annual bonus expenses were incurred in 2003 since comparable costs were recorded as reorganization items, as opposed to operating costs, during the pendency of our bankruptcy proceedings. The increase related to these items was partially offset by decreases in salaries and benefits expenses due to headcount reductions in real estate and network operations resulting from our business restructuring activities implemented in the fourth quarter of 2004.

Third-party maintenance expenses decreased as a result of optimizing our vendor arrangements by renegotiating certain maintenance agreements. Specific renegotiations included term extensions, which resulted in lower annual charges, and amendments to change maintenance charges from a standing fixed charge to a variable charge based on actual vendor time and material charges incurred.

The decrease in cost of sales was, in part, a result of recognizing approximately $6 million of vendor charges in 2003 for service contracts that were either discontinued or expired during 2004. The decrease was partially offset by increases resulting from (i) leasing additional equipment to connect our customers to our network to deliver our managed services as a result of increased managed services and conferencing services sales and (ii) higher cost of sales rates upon renewal of contracts with vendors for assistance in provisioning our managed services.

Selling, General and Administrative Expenses. SG&A expenses increased primarily as a result of (i) an $15 million increase in stock compensation expense as a result of share-based compensation awards granted on December 9, 2003, March 8, 2004 and December 15, 2004; (ii) a $15 million increase in restructuring charges primarily as a result of our 2004 restructuring plans announced on October 8, 2004 (restructuring charges during

2003 were recorded as reorganization items); (iii) a $16 million increase in professional fees primarily related to the planning, documenting and testing of our internal control systems for compliance with Sarbanes-Oxley Act requirements, the investigation, review and restatement of our cost of access liability and the restructuring of indebtedness with ST Telemedia; (iv) recognizing a $11 million reduction in G&A expenses in 2003 related to our deferred gain on the disposal of our former Global Center subsidiary; (v) an increase in sales commissions for certain high performing collaboration and other sales representatives; (vi) increases in marketing expenses as a result of new advertising and marketing programs to support our strategy of acquiring new customers upon emergence from bankruptcy; and (vii) increases in employee related costs as a result of accruing an annual bonus in 2004 and salary increases effective January 1, 2004 (although overall employee costs were lower as a result of lower headcount). The total annual bonus accrual for 2004 was approximately $15 million, of which approximately $8 million relates to selling, general and administrative personnel. No annual bonus expenses were incurred in 2003 since comparable costs were recorded as reorganization items, as opposed to operating costs, during the pendency of our bankruptcy proceedings.

The increases in SG&A expenses were partially offset by the following: (i) a $38 million decrease in bad debts expense primarily due to (a) improvements in the aging of our accounts receivable through focused collection efforts, enhanced evaluations of customers’ creditworthiness and credit limits and the tightening of our payment terms for our international long distance reseller customers which provided for lower levels of general reserve requirements, (b) a decrease in general reserve requirements as a result of lower revenues and (c) a lower number and amount of carrier customer payment defaults; (ii) a $13 million decrease in non-income taxes as a result of lower personal property, capital stock, franchise and gross receipts taxes due primarily to reductions in the market value of certain assets; and (iii) an $8 million decrease in communications costs as a result of programs to reduce our mobile and long distance charges by converting to VOIP technology and other cost saving initiatives.

Depreciation and amortization. The increase in depreciation and amortization was attributable to the revaluation of property and equipment and intangibles, as a result of the fresh start accounting adjustments, on the Effective Date, the impact of depreciating new capital purchases since the Effective Date and the write-off of certain North American deferred customer installation costs.

Interest expense. The increase in interest expense primarily resulted from a full year’s recognition of interest and amortization of deferred finance fees for the Exit Notes. In addition, the increase was also partially a result of interest incurred for 2004 financing activities under the Bridge Loan Facility, GCUK Notes and Convertible Notes and certain tax contingencies.

Other income, net. The decrease in other income, net was primarily a result of changes in the amount of income recorded related to the extinguishment of our obligations under certain long-term and prepaid lease agreements for services on our network through either customer settlement agreements or bankruptcy proceedings of the customers that had purchased the services from us partially offset by increases in gains resulting from foreign currency impacts on transactions and a gain recorded in 2004 for recovery of legal fees under our directors and officers liability insurance policy. In 2003, we recorded $32 million of other income due to the extinguishment of our liabilities to customers related to long term and prepaid lease agreements. During 2004, we did not recognize any gains from the extinguishment of our obligations under long term service agreements. The decrease in other income above was partially offset by an increase in the amount of gains resulting from foreign currency impacts on transactions. Foreign currency transaction gains increased $19 million in 2004 to $39 million compared with a $20 million transaction gain in 2003. During the year ended December 31, 2004 we recorded an $8 million gain from a recovery of legal fees incurred from class action lawsuits under our directors and officers liability insurance policy.

Reorganization items, net. We had no reorganization items in 2004 as a result of our emergence from bankruptcy on the Effective Date. During periods prior to the Effective Date, reorganization items represented expenses and incomes incurred or realized as a direct result of the reorganization under bankruptcy that commenced on January 28, 2002. Reorganization items are reported separately in the condensed consolidated statements of operations in accordance with the provisions of SOP 90-7. The reorganization items comprised (i) retained professional fee costs associated with the reorganization, (ii) costs incurred in connection with our continued restructuring efforts (see “Restructuring Charges” above for further discussion), (iii) costs related to the employee retention programs, (iv) adjustments to liabilities subject to compromise to the settlement claim amounts allowed by the GC Debtors’ bankruptcy court, and (v) interest income attributable to increased GC Debtors’ cash balances as a result of the bankruptcy. The reorganization items consisted of the following:

Predecessor
Twelve Months Ended December 31, 2003
Professional fees	$(115)
Restructuring costs	(41)
Retention plan costs	(22)
Vendor settlements	45
Interest income	9

Total reorganization items	$(124)

Gain on Preconfirmation Contingencies. The majority of gains were a result of settlements with certain tax authorities and changes in the estimated liability for other income and non-income tax contingencies.

Gain on settlement of liabilities subject to compromise and recapitalization. On the Effective Date we recognized a $23.076 billion gain on settlement of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the GC Debtors’ plan of reorganization.

Fresh start accounting adjustments. As a result of our adoption of fresh start accounting on the Effective Date, we recorded certain adjustments to our assets and liabilities to reflect their fair values. The fresh start adjustments resulted in a gain of $1.109 billion.

Provision for income taxes. The increase in the provision for income taxes was primarily attributable to the unique tax accounting that applies under fresh start accounting to deferred tax benefits realized by us following our emergence from bankruptcy protection. Fresh start accounting requires the realization of valuation allowances, related to net deferred tax assets that existed on or prior to the Effective Date, to be recorded as a reduction of intangibles until exhausted, and thereafter to be recorded as additional paid in capital. The $56 million tax provision for the year ended December 31, 2004 related to the application of these rules and does not result in any cash taxes.

Discontinued operations, net of tax. The decrease was primarily a result of a recognizing an $846 million gain related to recapitalization and fresh start adjustments related to Global Marine’s operations during 2003 and a significant decline in Global Marine’s installation and maintenance revenues in 2004. Global Marine’s revenue declined due to the expiration of a significant maintenance contract on January 1, 2004, reduced installation activity and the early termination of two sub-charter agreements. Partially offsetting the decrease in revenues was a reduction in operating expenses as a result of Global Marine’s restructuring activities.

Segment Results

Our results are segmented according to groupings based on a combination of products, customer types and distribution channels.

We define adjusted gross margin as revenue less cost of access. This metric is a key financial measure used by the chief operating decision maker in assessing segment performance and allocating resources. Adjusted gross margin is not recognized under GAAP. See Note 23 to the financial statements for a reconciliation of segment results to consolidated results.

Our existing segments reflect certain operational changes that were implemented during 2005 to focus on being a premier provider of global data and IP services to enterprises, carriers and system integrators. Disclosures related to 2004 have been restated to be consistent with the 2005 operating segment structure. Disclosures related to 2003 have not been restated as management has determined that it would be impracticable to do so within the meaning of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

We continually review our management model and structure, which may result in additional adjustments to our operating segments in the future.

Enterprise, carrier data and indirect channels segment

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Revenue	$1,085	$1,066	$19	2%
Cost of access	(496)	(517)	(21)	(4)%

Adjusted gross margin	$589	$549	$40	7%

Enterprise, carrier data and indirect channels represent areas in which we are investing our resources to grow our business. Enterprise consists of the provision of voice, data and collaboration services to large and mid-sized multinational enterprises and governments. Carrier data consists of the provision of our data products, including IP, transport and capacity services, to our telecommunications carrier customers. Indirect channels consist of the provision of voice, data and managed services to end users through business relationships with other telecommunications carriers, sales agents and system integrators.

Revenue. Revenue in these areas in total increased during 2005 compared with 2004 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in an increase in sales volume. There was a modest increase in revenue related to sales through indirect channels as a result of entering into additional agreements with system integrators; these channels are expected to grow significantly in future years. The increase in revenue was moderated by declines in prices for IP access telecommunications services as well as customer attrition. Prices for commoditized IP access services continue to decline while prices for premium products such as IP VPN, video conferencing and managed services experienced minimal declines. Prices for enterprise voice services were relatively flat.

Adjusted Gross Margin. Adjusted gross margin in this segment increased in 2005 compared with 2004, as a result of increases in revenue as described above as well as a decrease in cost of access charges. The decrease in cost of access charges is a result of our cost of access initiatives to optimize the access network and effectively lower cost of access unit prices and a more favorable mix of sales of data, IP and managed services. During the fourth quarter of 2005, we completed a historical analysis of dispute resolution with our cost of access vendors and revised our dispute accrual estimation process. The change in the estimation process resulted in a reduction in our dispute accrual by approximately $3 million which was recorded as a reduction in cost of access in the fourth quarter of 2005.

Carrier Voice segment

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Revenue	$777	$1,256	$(479)	(38)%
Cost of access	(673)	(1,133)	(460)	(41)%

Adjusted gross margin	$104	$123	$(19)	(15)%

Revenue. Carrier voice revenue decreased during 2005 compared with 2004 as a result of our business restructuring activities announced in the fourth quarter of 2004 designed to increase the profitability of our carrier voice business through targeted price increases, decreased support of legacy products and the tightening of our payment terms for long distance customers, which, in certain instances, resulted in the migration of traffic off of our network and non-renewal of certain low margin contracts. Overall, average pricing for our U.S. domestic long distance voice services base was relatively flat after taking into account the targeted price increases.

Adjusted Gross Margin. Adjusted gross margin in this segment decreased during 2005 compared with 2004 as a result of reductions in our carrier voice revenue discussed above. The decrease was partially offset by reductions in cost of access charges as a result of reductions in the amount of access services purchased due to lower carrier sales volume and as a result of cost of access initiatives to optimize network access and effectively lower access unit prices. During the fourth quarter of 2005, we completed a historical analysis of dispute resolution with our cost of access vendors and revised our dispute accrual estimation process. The change in the estimation process resulted in a reduction in our dispute accrual by approximately $7 million which was recorded as a reduction in cost of access in the fourth quarter of 2005.

Consumer, Trader Voice and SBG segment

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2005	2004
Revenue	$106	$165	$(59)	(36)%
Cost of access	(47)	(81)	(34)	(42)%

Adjusted gross margin	$59	$84	$(25)	(30)%

Revenue. Consumer voice, Trader Voice and SBG revenues decreased during 2005 primarily as a result of pricing reductions and the minimization of our investment in these non-core lines of business in accordance with our restructuring plan announced in October 2004, which included a plan to divest or exit these operations. Further reductions during 2005 were due to the sale of our Trader Voice business on May 3, 2005. On December 31, 2005 we completed the sale of SBG.

Adjusted Gross Margin. Adjusted gross margin in this segment decreased during 2005 as a result of the reductions in revenue discussed above partially offset by reductions in cost of access charges due to cost of access initiatives and lower sales volume.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At December 31, 2005, our available liquidity consisted of $224 million of unrestricted cash and cash equivalents. At December 31, 2005, we also held $23 million ($18 million of which is included in long-term other assets) in restricted cash. This restricted cash represents deposits securing real estate lease obligations and collateral securing reimbursement obligations in respect of certain bank guarantees, performance bonds and letters of credit issued for our account and related to our operations.

For each period since we commenced operations, we have incurred substantial operating losses. For 2005, we posted a net operating loss of approximately $262 million and utilized net cash and cash equivalents of $141 million. In the short term, our existing and projected operations are not expected to generate cash flows sufficient to meet our cash needs. We expect our available liquidity to decline substantially during the first half of 2006 due to our cash flow requirements, including operating losses, debt service and capital expenditures. However, based on our business projections, our expectation is that unrestricted cash on hand, together with proceeds from sales of IRUs and marketable securities and previously committed lease financing, will provide us with the liquidity needed to fund our operations until the point in time during the second half of 2006 when we expect to start generating positive cash flow.

We are in the process of arranging financing facilities to further enhance our liquidity. Specifically, our GCUK subsidiary is in the process of finalizing business terms in respect of a bank credit facility that is expected to provide up to £15 million (approximately $26 million) of lease financing and £5 million (approximately $9 million) of letters of credit. In addition, one of our primary operating subsidiaries in the U.S. is in the process of finalizing business terms in respect of a $20 million lease facility, subject to approval by the Convertible Notes holder of an increase in the purchase money debt basket under the Convertible Notes indenture. (We are in discussions with such holder regarding such approval, as described below under “Indebtedness—Mandatory Convertible Notes with Controlling Shareholder.”) Finally, we are in advanced discussions with prospective bank lenders regarding a working capital facility to be secured by a first lien on accounts receivable and certain other assets of our North American subsidiaries. Our ability to enter into such a facility is subject to the restrictions contained in the Convertible Notes indenture and to the rights of a subsidiary of ST Telemedia under our outstanding preferred shares (see “Description of Global Crossing Equity Securities” in Item 5).

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon dividends and inter-company transfer of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and are operating in various jurisdictions throughout the world. A number of our subsidiaries have cash on hand that exceeds their immediate requirements but that cannot be distributed or loaned to us or our other subsidiaries to fund our or their operations due to contractual restrictions or legal constraints related to the lack of retained earnings or the solvency of such entities. These restrictions could cause us or certain of our subsidiaries to become and remain illiquid while other subsidiaries have sufficient liquidity to meet their liquidity needs.

In particular, GCUK serves as a source of funding for us and our other subsidiaries, and we expect to continue to use GCUK as a source of funding, subject to covenants in the GCUK Notes and restrictions under English law. Because of losses that GCUK has accumulated, it will not be possible for GCUK to pay dividends to its parent company, an indirect subsidiary of ours, until such time as these losses have been reduced and thereafter only to the extent of any available profit. Until that time, any funds to be made available by GCUK to us and our other subsidiaries will be made through inter-company loans. GCUK’s ability to make loans to us and our other subsidiaries is restricted by the indenture governing the GCUK Notes and English law. See below under “Indebtedness” for further information regarding the restrictions under the indenture for the GCUK Notes.

A default by us or any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of such entities, could trigger cross-default provisions under the indenture for the Convertible Notes and may trigger cross-default provisions under any working capital facility or other financing that we may arrange. This could lead the applicable debt holders to accelerate the maturity of their relevant debt instruments, foreclose on our assets and adversely affect our rights under other commercial agreements, which would have a material adverse effect on our financial condition. In addition, in the event of a “Conversion Restriction” (as defined below under “Indebtedness-Mandatory Convertible Notes with Controlling Shareholder”), we could be required to pay cash interest on the Convertible Notes at 11% (calculated retroactively from the issue date) and to redeem the notes on December 23, 2008 for $250 million in cash.

Indebtedness

At December 31, 2005, we had $649 million of long-term indebtedness outstanding, consisting of $376 million of GCUK Notes, $262 million of Convertible Notes and $11 million of other debt. During the year ended December 31, 2005, approximately $12.1 million of accrued interest related to the Convertible Notes was converted into additional Convertible Notes. This represents accrued interest through December 29, 2005 calculated at the 4.7% annual rate that applies in the absence of a Conversion Restriction (see below for a discussion of “Conversion Restriction”).

GCUK Senior Secured Notes

On December 23, 2004, Global Crossing (UK) Finance PLC (“GCUK Finance”), a special purpose financing subsidiary of GCUK, issued $200 million in aggregate principal amount of 10.75% U.S. dollar denominated senior secured notes due 2014 and £105 million aggregate principal amount of 11.75% pounds sterling denominated senior secured notes due 2014 (collectively, the “GCUK Notes”). The U.S. dollar and sterling denominated notes were issued at a discount of approximately $3 million and £2 million, respectively, which resulted in the Company receiving gross proceeds, before underwriting fees, of approximately $398 million. The GCUK Notes mature on the tenth anniversary of their issuance. Interest is payable in cash semi-annually on June 15 and December 15.

The GCUK Notes are senior obligations of GCUK Finance and rank equal in right of payment with all of its future debt. GCUK has guaranteed the GCUK Notes as a senior obligation ranking equal in right of payment with all of its existing and future senior debt. The GCUK Notes are secured by certain assets of GCUK and GCUK Finance, including the capital stock of GCUK Finance, but certain material assets of GCUK do not serve as collateral for the GCUK Notes.

GCUK Finance may redeem the GCUK Notes in whole or in part, at any time on or after December 15, 2009 at redemption prices decreasing from 105.375% (for the U.S. dollar denominated notes) or 105.875% (for the pounds sterling denominated notes) in 2009 to 100% of the principal amount in 2012 and thereafter. At any time before December 15, 2009, GCUK Finance may redeem either series of notes, in whole or in part, by paying a “make-whole” premium calculated in accordance with the GCUK Notes indenture, which is filed as an exhibit to this annual report on Form 10-K. GCUK Finance may also redeem up to 35% of the principal amount of either series of notes before December 15, 2007 using the proceeds of certain equity offerings. GCUK Finance may also redeem either series of notes, in whole but not in part, upon certain changes in tax laws and regulations.

The GCUK Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. The indenture governing the GCUK Notes limits GCUK’s ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or make other distributions to repurchase or redeem its stock; (iii) make investments or other restricted payments; (iv) create liens; (v) enter into certain transactions with affiliates (vi) enter into agreements that restrict the ability of its material subsidiaries to pay dividends; and (vii) consolidate, merge or sell all or substantially all of its assets.

Within 120 days after the end of the period beginning on December 23, 2004 and ending December 31, 2005 and for each twelve month period thereafter, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. In respect of the 2005 period, GCUK anticipates offering to purchase approximately $22 million of the GCUK Notes, excluding accrued interest.

A loan or dividend payment by GCUK to the Company and its affiliates is a restricted payment under the indenture governing the GCUK Notes. Under the indenture, such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test; (ii) may generally be made only within ten business days of consummation of each Annual Repurchase Offer; and (iii) would generally be limited to 50% of Designated GCUK Cash Flow plus the portion, if any, of the applicable Annual Repurchase Offer that the holders of the notes decline to accept. In addition, so long as GCUK is not then in default under the indenture, GCUK may make up to £10 million (approximately $17 million) in the aggregate in restricted payments in excess of 50% of Designated GCUK Cash Flow for a given period; provided that any such excess payments shall reduce the amount of restricted payments permitted to be paid out of future Designated GCUK Excess Cash Flow. Under the Convertible Notes indenture, loans from GCUK made to us or our other subsidiaries must be subordinated to the payment of obligations under the Convertible Notes. The terms of any inter-company loan by GCUK to us or our other subsidiaries are required by the GCUK Notes indenture to be at arm’s length and must be agreed to by the board of directors of GCUK, including its independent members. In the exercise of their fiduciary duties, GCUK’s directors will require GCUK to maintain a minimum cash balance in an amount they deem prudent.

Mandatory Convertible Notes with Controlling Shareholder

On December 23, 2004, Global Crossing Limited issued the Convertible Notes to subsidiaries of the Company’s controlling shareholder ST Telemedia. The Convertible Notes mandatorily convert into common equity on the fourth anniversary of their issuance. Interest accrues at 4.7% per annum and the Company is permitted (and intends) to pay interest by issuing additional Convertible Notes. There are no sinking fund requirements. The holders of the Convertible Notes have the right to convert them into common shares of GCL at any time prior to their maturity date. Any Convertible Note that is not converted into common shares of GCL prior to the maturity date will convert automatically into common shares on the maturity date. The number of common shares of GCL to be issued upon conversion of the Convertible Notes will be determined by dividing the principal amount converted (together with any accrued but unpaid interest) by the “Conversion Price”. The initial conversion price is $18.60 per share. The terms of the Convertible Notes contain customary provisions for the adjustment of the Conversion Price in the event that the Company declares a stock dividend or stock split or any recapitalization, reorganization or similar transaction. In the event that the Company is unable to deliver common shares of GCL at maturity of the Convertible Notes or upon receiving a notice of conversion from a holder of the Convertible Notes, as the result of any law, rule or regulation or administrative proclamation or any other reason (a “Conversion Restriction”), the Company is required to pay accrued interest on those Convertible Notes in cash at a rate of 11% (calculated retroactively from the December 23, 2004 issue date), provided that upon a sale or transfer of Convertible Notes by the ST Telemedia or any of its subsidiaries to any third party, the initial interest rate of 4.7% will be reinstated upon the original terms of the Convertible Notes. If the Company is unable to deliver common shares of GCL on the maturity date, the Company is required to redeem the Convertible Notes for $250 million cash, plus accrued cash interest at 11% (calculated retroactively from December 23, 2004). The Company is also required to repay the Convertible Notes in cash if the Company were to default on the indenture governing the Convertible Notes. Due to the possibility of a Conversion Restriction, the Company accounts for interest on the Convertible Notes by accruing at the 11% rate. However, at such time, if any, as the Convertible Notes are converted into common shares of GCL, all amounts accrued for interest and principal on the applicable Convertible Notes will be reclassified to common stock and additional paid in capital in our consolidated balance sheet.

The Convertible Notes are guaranteed by the majority of the Company’s existing subsidiaries, except for GCUK and its subsidiaries, and are senior in right of payment to all other indebtedness of the Company and its material subsidiaries (other than GCUK and its subsidiaries), except they would be equal in right of payment with one or more working capital facilities of the Company or its subsidiaries in aggregate principal amount of up to $150 million and a limited amount of certain other senior indebtedness of the Company and its subsidiaries. Payment of the Convertible Notes is secured by a lien on substantially all the assets of the Company and its material subsidiaries, except for GCUK’s assets and the assets of its subsidiaries, such lien to be second priority to the lien of any working capital facilities if and when such working capital facilities are provided.

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

The Convertible Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. These provisions include: (i) limitations on the indebtedness of Company and its subsidiaries (other than GCUK and its subsidiaries); (ii) limitations on dividends and other payments to equity holders and subordinated debt (including ST Telemedia); (iii) limitations on investments and sale and leaseback transactions; (iv) restrictions on asset sales, consolidations, and mergers; (v) limitations on granting additional liens; and (vi) limitations on transactions with affiliates. The covenants permit the Company to enter into one or more working capital facilities and have limited exceptions, baskets, and carve-outs. The limitation on indebtedness covenant, in particular, permits the incurrence of the following: (i) up to $150 million in additional debt under one or more working capital facilities (subject to, among other things, an intercreditor agreement in form and substance satisfactory to the Convertible Notes holder governing intercreditor matters such as the terms of the subordination of certain liens securing the Convertible Notes to liens securing such facility); (ii) up to $50 million in purchase money debt or capital lease obligations; (iii) up to $50 million of additional indebtedness not otherwise permitted to be incurred; and (iv) additional subordinated debt if we satisfy the leverage ratio specified in the indenture, although the Company does not expect to satisfy that ratio for the foreseeable future. We are in discussions with the Convertible Notes holder regarding an increase in the $50 million purchase money debt basket described in clause (ii) immediately above. Such an increase would accommodate, among other things, the $20 million lease facility in the U.S. referenced above under “—Financial Condition and State of Liquidity.”

Cash Management Impacts and Working Capital

Condensed Consolidated Statements of Cash Flows (in millions)

	Year Ended December 31,		$ Increase/ (Decrease)
	2005	2004
Net cash flows used in operating activities	$(122)	$(185)	$(63)
Net cash flows used in investing activities	(4)	(64)	(60)
Net cash flows (used in) provided by financing activities	(15)	411	426

Net (decrease) increase in cash and cash equivalents	$(141)	$162	$303

Cash Flows from Operating Activities

Cash flows used by operations decreased in 2005 compared with 2004 primarily due to lower reorganization related payments during 2005. Deferred reorganization payments decreased $97 million to $17 million during 2005 compared with $114 million for 2004. This decrease is due to the majority of such payments owed to access providers and other non-tax authority claimants having been made during 2004. Excluding deferred reorganization payments, cash flows used by operations would have increased by $34 million in 2005 compared with 2004 primarily due to a $22 million increase in cash paid for interest as a result of additional debt incurred in the fourth quarter of 2004.

Cash Flows from Investing Activities

Cash flows used in investing activities declined in 2005 compared with 2004, primarily due to the receipt of $63 million of gross proceeds related to the sale of our Trader Voice and SBG businesses, and slightly lower capital expenditures partially offset by lower proceeds from the sale of marketable securities. Capital expenditures primarily related to network and information technology expenditures. The network expenditures primarily consist of capital spending to meet our anticipated network needs to acquire and/or expand existing customer service requirements. These expenditures include amounts to begin the process of decommissioning several of our points of presence from time division multiplexing technology and relying solely on VoIP technology, which will result in reduced selling, general and administrative expenses in the future and more efficient network reliability, and spending to begin deploying updated transport equipment. The information technology expenditures include projects to upgrade our software to support local number portability and new product development.

Cash Flows from Financing Activities

Cash flows provided by financing activities declined in 2005 compared with 2004 primarily as a result of significant cash receipts from debt financings during 2004 compared with none during 2005. The 2004 financings include the receipt of $398 million in proceeds, before underwriting fees, from the GCUK Notes and a net $50 million increase in receipts from debt issued to our controlling shareholder, ST Telemedia. The majority of the remaining activity is the repayment of capital lease obligations primarily related to lease payments for GCUK’s network.

Working Capital

Our working capital decreased $202 million to a negative working capital of $259 million at December 31, 2005 compared to a negative working capital of $57 million at December 31, 2004. This decrease in working capital is principally due to operating cash flow losses and payments made for capital expenditures.

Contractual Cash Commitments

The following table summarizes our contractual cash commitments at December 31, 2005:

In millions	Total	Less than 1 year (2006)	1-3 years (2007-2008)	3-5 years (2009-2010)	More than 5 years (2011-2119)
Long-term debt obligations(1)	$774	$69	$91	$63	$551
Capital lease obligations	117	19	28	18	52
Pension funding obligations(2)	2	2	—	—	—
Operating lease obligations	900	100	186	150	464
Purchase obligations(3)	1,506	391	416	246	453

Total	$3,299	$581	$721	$477	$1,520

(1)	Amount does not include any principal or interest payments due for the Convertible Notes. See “—Liquidity and Capital Resources” for further information related to the Convertible Notes and the circumstances under which principal and cash interest could be payable thereunder. The principal repayment of the GCUK Notes of approximately $381 million includes $22 million and $359 million in the “Less than 1 year” and “More than 5 years” section of the table, respectively. The $22 million represents the portion of the Designated GCUK Cash Flow that we expect to offer to holders of the GCUK Notes within 120 days of December 31, 2005. As Designated GCUK Cash Flow will vary from period to period we have not predicted early purchases of the GCUK Notes beyond 2006. The pound sterling interest and principal due for the GCUK Notes has been exchanged for all periods at the December 31, 2005 year end rate of 1.7238 U.S. dollars to one pound sterling.
(2)	Amount relates to our current expected funding requirements in 2006 related to our defined benefit pension plans (see Note 18 to the accompanying consolidated financial statements for further information related to our defined benefit pension plans). Funding requirements will vary yearly based on actuarial assumptions, company funding policy and statutory funding requirements and therefore we have not included amounts beyond 2006.
(3)	Amounts represent contractual commitments with third parties to purchase network access services ($563 million), maintenance services for portions of our network and information technology ($415 million), other purchase order commitments ($190 million), rental payments for restructured properties ($312 million), and deferred reorganization costs related to our bankruptcy proceedings ($26 million).

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of December 31, 2005 and 2004, our receivables related to our carrier sales channels represented approximately 57% and 60%, respectively, of our consolidated receivables. Also as of December 31, 2005 and 2004, our receivables due from various agencies of the U.K. Government together represented approximately 18% and 12%, respectively, of our consolidated receivables.

Off-balance sheet arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we were not involved in any SPEs.

Recently Issued Accounting Pronouncements

See Note 2, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.

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

Interest Rate Risk

As at December 31, 2005, we were not subject to interest rate fluctuations as our indebtedness had fixed interest rates. See Item 7, “—Liquidity and Capital Resources,” for information on our indebtedness. During the year ended December 31, 2004 the Bridge Loan Facility was subject to interest rate risk. The interest rate for the Bridge Loan Facility was one-month LIBOR plus 9.9%. Due to the short-term nature of the facility we did not enter into any financial instrument to mitigate the risk. As part of the Recapitalization Plan completed on December 23, 2004, the Bridge Loan Facility was effectively converted to Convertible Notes which have a fixed interest rate. For future indebtedness, to the extent we are subject to interest rate risk, our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps or other derivatives may be used to adjust interest rate exposures when appropriate based upon market conditions. Our objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flow associated with such changes.

Foreign Currency Risk

We did not enter into any foreign currency contracts during 2005 and 2004. The Euro and pound sterling were the principal foreign currencies held by us in 2005 and 2004 and therefore changes in these foreign exchange rates provide the greatest foreign exchange risk to us.

In order to better manage the Company’s foreign currency risk, the Company entered into a five-year cross-currency interest rate swap transaction with an affiliate of Goldman Sachs & Co. to minimize exposure of any dollar/sterling currency fluctuations related to interest payments on the $200 million U.S. dollar-denominated GCUK Notes. The swap transaction converts the U.S. dollar currency rate on interest payments to a specified pound sterling amount. In addition, the hedge counterparty has been granted a security interest in the collateral securing the GCUK Notes ranking equally with the security interest holders of the GCUK Notes. The hedging arrangements are subject to early termination upon events of default under the indenture governing the GCUK Notes. The cross-currency interest rate swap is classified as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result, any unrealized gains or losses from changes in fair value are recorded in the stockholders’ equity section in the balance sheet as other comprehensive income (loss). As of December 31, 2005 and 2004, the Company recognized unrealized gains (losses) of $8 million and $(5) million, respectively, in other comprehensive loss related to the GCUK cross-currency interest rate swap.

Based on our foreign currency exposure related to interest payments on the cross-currency interest rate swap and the pounds sterling-denominated portion of the GCUK Notes, a hypothetical 10% adverse movement in the dollar/pound sterling currency rate would increase our net loss and decrease net cash flows by approximately $4 million and $5 million, respectively, at December 31, 2005 and 2004.

We have not entered into, and do not intend to enter into, financial instruments for speculation or trading purposes. Additional information regarding financial instruments is contained in Note 11 “Long-Term Debt and Debt with Controlling Shareholder” and Note 20, “Financial Instruments,” to the accompanying consolidated financial statements included in this annual report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1 of this annual report on Form 10-K, “Index to Consolidated Financial Statements and Schedule.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include many aspects of internal control over financial reporting (as defined later in this Item 9A).

In connection with the preparation of this annual report on Form 10-K, management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

The management of GCL is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. GCL’s internal control over financial reporting includes those policies and procedures that:

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. As part of such evaluation, management considered the potential impact of the matter discussed below under “GCUK Depreciation Controls.” Based on its evaluation, GCL’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited and issued a report expressing opinions on management’s assessment of the Company’s internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears below in this Item 9A.

Changes in Internal Control over Financial Reporting

As previously disclosed in the Company’s 2005 quarterly reports on Form 10-Q, the Company implemented various remediation measures during the first three quarters of 2005 to address the material weaknesses identified in the Company’s 2004 annual report on Form 10-K/A. During the fourth quarter of 2005, we continued to refine these control enhancements as well as gained experience operating under the improved controls.

GCUK Depreciation Controls

As a result of the issuance of the GCUK Notes and in light of U.K. statutory filing obligations, GCUK is required to issue stand-alone financial reports prepared in accordance with accounting principles generally accepted in the U.K. (“U.K. GAAP”). U.K. GAAP differs in certain material respects from U.S. GAAP, which is the basis for the Company’s consolidated financial statements included in this annual report on Form 10-K.

During 2005, the Company conducted an evaluation of the effectiveness of GCUK’s internal control over financial reporting as a subsidiary of the Company (based on U.S. GAAP) and also considered certain information regarding GCUK’s internal control over financial reporting on a stand-alone basis (based on U.K. GAAP). As a result of these activities, management determined that GCUK had a material weakness in its internal control over financial reporting under U.K. GAAP on a stand-alone basis as of December 31, 2005. This material weakness related to GCUK’s failure to maintain appropriate controls over the processes for calculating, recording and reporting depreciation entries, including in particular entries that impact GCUK’s stand-alone U.K. GAAP financial statements but do not impact the Company’s consolidated U.S. GAAP financial statements. Certain errors that resulted from this material weakness led to a £2.8 million overstatement of depreciation expense in GCUK’s U.K. GAAP financial statements for the three months ended March 31, 2005, as reported in GCUK’s quarterly report to bondholders filed with the SEC on Form 6-K on September 13, 2005. There was no related overstatement of depreciation in the Company’s consolidated U.S. GAAP financial statements, and management has determined that GCUK’s control weakness in the depreciation area is not more than remotely likely to result in a material misstatement of the Company’s consolidated U.S. GAAP financial statements. Further details regarding GCUK’s internal control over financial reporting can be found in its annual report on Form 20-F expected to be filed with the SEC later in March 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Global Crossing Limited

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Global Crossing Limited maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Crossing Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Global Crossing Limited maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Global Crossing Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Crossing Limited and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004 and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 13, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item 10 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2006. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item 11 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2006. Such information is incorporated into this annual report on Form 10-K by reference. However, such incorporation by reference shall not be deemed specifically to incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is contained in Item 5 above under the caption “Equity Compensation Plan Information.” The other information called for by this Item 12 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2006. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item 13 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2006. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2006. Such information is incorporated into this annual report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1. Financial Statements-Included in Part II of this Form 10-K:

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

Report of Independent Registered Public Accounting Firm: Grant Thornton LLP.

Consolidated Balance Sheets as of December 31, 2005 (Successor) and December 31, 2004 (Successor).

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 (Successor), the period from December 10, 2003 to December 31, 2003 (Successor) and the period from January 1, 2003 to December 9, 2003 (Predecessor).

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2005 and 2004 (Successor), the period from December 10, 2003 to December 31, 2003 (Successor) and the period from January 1, 2003 to December 9, 2003 (Predecessor).

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 (Successor), the period from December 10, 2003 to December 31, 2003 (Successor) and the period from January 1, 2003 to December 9, 2003 (Predecessor).

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005 and 2004 (Successor), the period from December 10, 2003 to December 31, 2003 (Successor) and the period from January 1, 2003 to December 9, 2003 (Predecessor).

Notes to Consolidated Financial Statements

2. Financial Statement Schedules—Included in Part II of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts

3. Exhibit Index:

Exhibit Number	Exhibit
2.1	Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., Joint Provisional Liquidators of Global Crossing Ltd. and Global Crossing Holdings Ltd. (the “JPLs”), Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd., dated as of August 9, 2002 (incorporated by reference to Exhibit 2.12 of Global Crossing Ltd.’s 2001-2002 annual report on Form 10-K filed on December 8, 2003 (the “2002 10-K”)).

2.2	Amendment No. 1 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs, Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd. dated as of December 20, 2002 (incorporated by reference to Exhibit 2.13 of the 2002 10-K).

2.3	Amendment No. 2 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd, dated as of May 13, 2003 (incorporated by reference to Exhibit 2.14 of the 2002 10-K).

2.4	Amendment No. 3 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings, Ltd. and Singapore Technologies Telemedia Pte Ltd dated as of October 13, 2003 (incorporated by reference to Exhibit 2.15 of the 2002 10-K).

2.5	Amendment No. 4 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd dated as of November 14, 2003 (incorporated by reference to Exhibit 2.16 of the 2002 10-K).

Exhibit Number	Exhibit
2.6	Amendment No. 5 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd dated as of December 3, 2003 (incorporated by reference to Exhibit 2.17 of the 2002 10-K).

2.7	Disclosure Statement, including Proposed Plan of Reorganization of Global Crossing Ltd., dated as of October 21, 2002 (incorporated by reference to Global Crossing Ltd.’s Current Report on Form 8-K, filed on October 28, 2002).

2.8	Confirmation Order, dated as of December 26, 2002, confirming Global Crossing Ltd.’s Joint Plan of Reorganization (incorporated by reference to Exhibit 99.2 to Global Crossing Ltd.’s Current Report on Form 8-K, filed on January 10, 2003).

2.9	Asset Purchase Agreement by and between Global Crossing Telecommunications, Inc. and Matrix Telecom, Inc. dated as of March 19, 2005 (incorporated by reference to Exhibit 2.9 to Global Crossing Limited’s Quarterly Report on Form 10-Q, filed on May 10, 2005). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.)

2.10	Asset Purchase Agreement between Global Crossing Holdings Limited and WestCom Corporation, dated as of March 25, 2005 (incorporated by reference to Exhibit 2.10 to Global Crossing Limited’s Quarterly Report on Form 10-Q, filed on May 10, 2005). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request. The registrant has applied for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been filed separately with the SEC.)

3.1	Amended and Restated Constitutional Documents of Global Crossing Limited (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 3.6 of the 2002 10-K).

3.2	Amended and Restated Bye-Laws of Global Crossing Limited (formerly GC Acquisition Ltd.) dated as of December 9, 2003 (incorporated by reference to Exhibit 3.2 to Global Crossing Limited’s 2003 Annual Report on Form 10-K, filed on March 26, 2004 (the “2003 10-K”)).

4.1	Form of stock certificate for common stock of Global Crossing Limited (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 4.1 of the 2002 10-K).

4.2	Certificate of Designations of 2.0% Cumulative Senior Preferred Shares of Global Crossing Limited (formerly GC Acquisition Ltd.), dated as of December 9, 2003 (incorporated by reference to Exhibit 4.2 to the 2003 10-K).

4.3	Restructuring Agreement dated as of October 8, 2004, among Global Crossing Limited, Global Crossing Holdings Limited, Global Crossing North American Holdings, Inc., Global Crossing (UK) Telecommunications Limited, STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (incorporated by reference to Exhibit 4.6 of Global Crossing Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004 (the “September 30, 2004 10-Q”)).

4.4	Amendment No. 1 to Restructuring Agreement, dated as of December 10, 2004, among Global Crossing Limited, Global Crossing Holdings Limited, Global Crossing North American Holdings, Inc., Global Crossing (UK) Telecommunications Limited, STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (incorporated by reference to Exhibit 10 of Global Crossing Limited’s current report on Form 8-K filed on December 13, 2004).

Exhibit Number	Exhibit
4.5	Indenture, dated as of December 23, 2004, by and among Global Crossing Limited (“GCL”), those subsidiaries of GCL parties thereto, including those subsidiaries guaranteeing the notes, and Wells Fargo Bank, National Association, as trustee and agent for the holders of the notes, relating to the $250 million aggregate original principal amount of 4.7% Senior Secured Mandatory Convertible Notes due 2008 (incorporated by reference to Exhibit 4.1 of Global Crossing Limited’s current report on Form 8-K filed on December 30, 2004 (the “December 30, 2004 8-K”)).

4.6	Indenture dated as of December 23, 2004, by and among Global Crossing (UK) Finance Plc, Global Crossing (UK) Telecommunications Ltd., the other subsidiaries of GCUK guaranteeing the notes, STT Communications Ltd., as optionholder, AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent, and The Bank of New York, as trustee, relating to the approximately $404 million aggregate original principal amount of senior secured notes due 2014 (incorporated by reference to Exhibit 4.2 of the December 30, 2004 8-K).

4.7	Debenture, dated as of December 23, 2004, between GCUK and GCUK Finance, as chargors, in favor of The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.3 of the December 30, 2004 8-K).

4.8	Security Arrangement Agreement, dated as of December 23, 2004, by and among STT Communications Ltd., STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, The Bank of New York, as trustee and collateral agent, GCUK, certain of its subsidiaries as obligors and the Hedging Counterparties named therein (incorporated by reference to Exhibit 4.4 of the December 30, 2004 8-K).

Except as hereinabove provided, there is no instrument with respect to long-term debt of the Registrant and its consolidated subsidiaries under which the total authorized amount exceeds 10 percent of the total consolidated assets of the Registrant. The Registrant agrees to furnish to the SEC upon its request a copy of any instrument relating to long-term debt.

10.1	Promissory note dated February 27, 2001 between José Antonio Ríos and Global Crossing Development Co. (incorporated by reference to Exhibit 10.4 of the 2002 10-K).*

10.2	Employment Agreement dated as of June 3, 2002 between John J. Legere and Global Crossing Ltd. (incorporated by reference to Exhibit 10.5 of the 2002 10-K).*

10.3	Employment Agreement dated as of December 9, 2003 between John J. Legere and Global Crossing Limited (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 10.3 to the 2003 10-K).*

10.4	Global Crossing Limited Key Management Protection Plan, as amended and restated effective as of December 10, 2005 (filed herewith).*

10.5	2003 Global Crossing Limited (formerly GC Acquisition Ltd.) Stock Incentive Plan, as amended on June 14, 2005 (filed herewith).*

10.6	Form of Non-Qualified Stock Option Agreement applicable to executive officers of Global Crossing Limited (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 10.9 of the 2002 10-K).*

10.7	Form of Non-Qualified Stock Option Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.14 of the September 30, 2004 10-Q).*

10.8	Form of Restricted Stock Unit Agreement applicable to directors and executive officers of Global Crossing Limited (filed herewith).*

Exhibit Number	Exhibit
10.9	Form of Restricted Stock Unit Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.15 of the September 30, 2004 10-Q).*

10.10	Form of Performance Based Restricted Stock Unit Agreement applicable to directors and executive officers of Global Crossing Limited (filed herewith).*

10.11	Form of Performance Based Restricted Stock Unit Agreement applicable to John J. Legere (filed herewith).*

10.12	Global Crossing Limited Senior Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the 2003 10-K).*

10.13	Summary of terms of Global Crossing Senior Leadership Performance Program approved by the Board of Directors on November 19, 2004 (incorporated by reference to Exhibit 10.11 to the 2004 10-K).*

10.14	Form of Indemnity Agreement applicable to directors and Executive Committee members of Global Crossing Limited (incorporated by reference to Exhibit 10.16 of the September 30, 2004 10-Q).*

10.15	Cooperation Agreement dated as of December 9, 2003, between Global Crossing Limited (formerly GC Acquisition Ltd.) and the individuals signatory thereto in their capacities as Estate Representative under the Plan of Reorganization and as, or on the behalf of, the Liquidating Trustee under a liquidating trust agreement (incorporated by reference to Exhibit 10.8 to the 2003 10-K).

10.16	Liquidating Trust Agreement among Global Crossing Ltd. and its debtor subsidiaries signatory thereto and the individuals signatory thereto in their capacity as the liquidating trustee (incorporated by reference to Exhibit 99.2 of Global Crossing Limited’s current report on Form 8-K filed on December 23, 2003).

10.17	Registration Rights Agreement dated as of December 9, 2003 between Global Crossing Limited (formerly GC Acquisition Ltd.) and Singapore Technologies Telemedia Pte Ltd, relating to common and preferred shares (incorporated by reference to Exhibit 10.10 to the 2003 10-K).

10.18	Amendment No. 1 to Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company (incorporated by reference to Exhibit 10.1 of the December 30, 2004 8-K).

10.19	Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company, relating to Convertible Notes (incorporated by reference to Exhibit 10.2 of the December 30, 2004 8-K).

10.20	Exchange and Registration Rights Agreement, dated as of December 23, 2004, by and among Global Crossing (UK) Finance Plc, Global Crossing (UK) Telecommunications Ltd. and Goldman Sachs & Co., relating to GCUK Notes (incorporated by reference to Exhibit 10.3 of the December 30, 2004 8-K).

10.21	Network Security Agreement dated as of September 24, 2003, between Global Crossing Ltd., Global Crossing Limited (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department of Defense and the Department of Homeland Security (incorporated by reference to Exhibit 10.13 of the 2002 10-K).

10.22	Settlement Agreement dated March 5, 2003 between Global Crossing Ltd. and Asia Global Crossing Ltd. (incorporated by reference to Exhibit 10.9 of Global Crossing Limited’s annual report on Form 10-K filed on December 8, 2003).

Exhibit Number	Exhibit
10.23	Employment Agreement, as amended, dated as of September 4, 2000 between Phil Metcalf and Global Crossing Network Centre (UK) Ltd. (incorporated by reference to Exhibit 10.21 to Global Crossing Limited’s Quarterly Report on Form 10-Q, filed on May 10, 2005).

10.24	Global Crossing Limited 2005 Annual Bonus Program (incorporated by reference to Exhibit 10.22 to Global Crossing Limited’s Quarterly Report on Form 10-Q, filed on May 10, 2005).

21.1	Subsidiaries of Global Crossing Limited (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

23.2	Consent of Grant Thornton LLP (filed herewith).

31.1	Certification by John J. Legere, Chief Executive Officer of Registrant pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Jean F.H.P. Mandeville, Chief Financial Officer of Registrant pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification by John J. Legere, Chief Executive Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by Jean F.H.P. Mandeville, Chief Financial Officer of Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan, contract or arrangement.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 16, 2006 by the undersigned, thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN J. LEGERE
John J. Legere Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2006 by the following persons on behalf of the registrant in the capacities indicated.

By:	/s/ JOHN J. LEGERE	March 16, 2006
John J. Legere Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ JEAN F.H.P. MANDEVILLE	March 16, 2006
Jean F.H.P. Mandeville Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ROBERT A. KLUG	March 16, 2006
Robert A. Klug Chief Accounting Officer (principal accounting officer)

By:	/s/ E.C. “PETE” ALDRIDGE, JR.	March 16, 2006
E.C. “Pete” Aldridge, Jr. Director

By:	/s/ ARCHIE CLEMINS	March 16, 2006
Archie Clemins Director

By:	/s/ DONALD L. CROMER	March 16, 2006
Donald L. Cromer Director

By:	/s/ RICHARD R. ERKENEFF	March 16, 2006
Richard R. Erkeneff Director

By:	/s/ LEE THENG KIAT	March 16, 2006
Lee Theng Kiat Director

S-1

By:	/s/ CHARLES MACALUSO	March 16, 2006
Charles Macaluso Director

By:	/s/ MICHAEL RESCOE	March 16, 2006
Michael Rescoe Director

By:	/s/ ROBERT J. SACHS	March 16, 2006
Robert J. Sachs Director

By:	/s/ PETER SEAH LIM HUAT	March 16, 2006
Peter Seah Lim Huat Vice Chairman and Director

By:	/s/ LODEWIJK CHRISTIAAN VAN WACHEM	March 16, 2006
Lodewijk Christiaan van Wachem Chairman and Director

S-2

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP	F-2

Report of Independent Registered Public Accounting Firm: Grant Thornton LLP	F-3

Consolidated Balance Sheets for Successor as of December 31, 2005 and December 31, 2004	F-4

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 (Successor), the period December 10 to December 31, 2003 (Successor), and the period January 1 to December 9, 2003 (Predecessor)

F-5

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2005 and 2004 (Successor), the period December 10 to December 31, 2003 (Successor), and the period January 1 to December 9, 2003 (Predecessor)

F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 (Successor), the period December 10 to December 31, 2003 (Successor), and the period January 1 to December 9, 2003 (Predecessor)

F-7

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005 and 2004 (Successor), the period December 10 to December 31, 2003 (Successor), and the period January 1 to December 9, 2003 (Predecessor)

F-8

Notes to Consolidated Financial Statements	F-9

Schedule:

Schedule II—Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

GLOBAL CROSSING LIMITED

We have audited the accompanying consolidated balance sheets of Global Crossing Limited and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Crossing Limited and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, represents in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Global Crossing Limited’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

New York, New York

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Global Crossing Limited

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows of Global Crossing Limited and subsidiaries (the “Company”) for the period from December 10, 2003 to December 31, 2003 (Successor Company operations) and for the period from January 1, 2003 to December 9, 2003 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On December 26, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization, as amended, which became effective on December 9, 2003. Similarly, on January 3, 2003, the Bermuda Court sanctioned the Schemes (the Bermuda equivalent to confirmation), and the Schemes became effective on December 9, 2003. Accordingly, as discussed in Note 15 to the consolidated financial statements, upon its emergence from bankruptcy, the Company implemented “fresh start” accounting and reporting in accordance with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code.

In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the results of the Successor Company’s operations and its cash flows for the period from December 10, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of the Predecessor Company’s operations and its cash flows for the period from January 1, 2003 to December 9, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2—Operating Expenses: Cost of Access, the consolidated financial statements for the periods from December 10, 2003 to December 31, 2003 and from January 1, 2003 to December 9, 2003 have been restated to reflect adjustments related to the Company’s cost of access liabilities and cost of access expenses.

We have also audited Schedule II for the period from December 10, 2003 to December 31, 2003 (Successor Company operations) and for the period from January 1, 2003 to December 9, 2003 (Predecessor Company operations). In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/    GRANT THORNTON LLP

New York, New York

March 8, 2004 (except with respect to the matters described in the fifth paragraph above, as to which the date is October 8, 2004)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	December 31,
	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$224	$365
Restricted cash and cash equivalents	5	4
Accounts receivable, net of allowances of $49 and $88	225	298
Prepaid costs and other current assets	94	98

Total current assets	548	765

Property and equipment, net of accumulated depreciation of $242 and $124	963	1,065
Intangible assets, net of accumulated amortization of $0 and $11	—	14
Other assets	79	84

Total assets	$1,590	$1,928

LIABILITIES:
Current liabilities:
Accounts payable	$197	$136
Accrued cost of access	134	194
Short-term debt	26	4
Accrued restructuring costs—current portion	31	44
Deferred revenue—current portion	89	81
Other current liabilities	330	363

Total current liabilities	807	822

Debt with controlling shareholder	262	250
Long term debt	361	398
Obligations under capital leases	62	88
Deferred revenue	115	135
Accrued restructuring costs	89	115
Other deferred liabilities	67	69

Total liabilities	1,763	1,877

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, 55,000,000 shares authorized, $.01 par value, 22,586,703 and 22,053,690 shares issued and outstanding as of December 31, 2005 and 2004, respectively	—	—
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding as of December 31, 2005 and 2004, respectively	2	2
Additional paid-in capital	534	431
Accumulated other comprehensive loss	(8)	(35)
Accumulated deficit	(701)	(347)

Total shareholders’ equity (deficit)	(173)	51

Total liabilities and shareholders’ equity (deficit)	$1,590	$1,928

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

	Successor			Predecessor
	Year Ended December 31,		December 10 to December 31, 2003	January 1 to December 9, 2003
	2005	2004
REVENUE	$1,968	$2,487	$164	$2,599
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,216)	(1,731)	(119)	(1,863)
Real estate, network and operations	(309)	(311)	(14)	(281)
Third party maintenance	(96)	(113)	(6)	(119)
Cost of equipment sales	(55)	(45)	(3)	(44)

Total cost of revenue	(1,676)	(2,200)	(142)	(2,307)

Selling, general and administrative	(412)	(416)	(32)	(367)
Depreciation and amortization	(142)	(164)	(8)	(138)

Total operating expenses	(2,230)	(2,780)	(182)	(2,812)

OPERATING LOSS	(262)	(293)	(18)	(213)
OTHER INCOME (EXPENSE):
Interest income	13	7	1	—
Interest expense	(99)	(45)	(3)	(13)
Other income, net	12	47	2	57

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(336)	(284)	(18)	(169)
Net gain on preconfirmation contingencies	36	29	—	—
Reorganization items, net	—	—	—	(124)
Gain on settlement of liabilities, subject to compromise and recapitalization	—	—	—	23,076
Gain from fresh start adjustments	—	—	—	1,109

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(300)	(255)	(18)	23,892
Provision for income taxes	(63)	(56)	(1)	(5)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(363)	(311)	(19)	23,887
Income (loss) from discontinued operations, net of income tax	9	(25)	8	852

NET INCOME (LOSS)	(354)	(336)	(11)	24,739
Preferred stock dividends	(4)	(4)	—	—

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(358)	$(340)	$(11)	$24,739

INCOME (LOSS) PER COMMON SHARE, Basic
Income (loss) from continuing operations applicable to common shareholders	$(16.34)	$(14.31)	$(0.86)	$26.26

Income (loss) from discontinued operations, net	$0.40	$(1.14)	$0.36	$0.94

Income (loss) applicable to common shareholders	$(15.94)	$(15.45)	$(0.50)	$27.20

Weighted average number of common shares	22,466,180	22,002,858	22,000,000	909,413,046

INCOME (LOSS) PER COMMON SHARE, Diluted
Income (loss) from continuing operations applicable to common shareholders	$(16.34)	$(14.31)	$(0.86)	$25.08

Income (loss) from discontinued operations, net	$0.40	$(1.14)	$0.36	$0.89

Income (loss) applicable to common shareholders	$(15.94)	$(15.45)	$(0.50)	$25.97

Weighted average number of common shares	22,466,180	22,002,858	22,000,000	952,459,514

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in millions, except share information)

	Common and Preferred Stock		Treasury Stock		Other Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Predecessor:
Balance at December 31, 2002	931,086,449	$9	22,033,758	$(209)	$14,350	$(344)	$(24,741)	$(10,935)
Issuance of common stock to convert preferred stock	543,038	—	—	—	24	—	—	24
Foreign currency translation adjustment	—	—	—	—	—	(68)	—	(68)
Additional minimum pension liability	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(293)	(293)
Impact on Fresh Start Adjustments:
Elimination of accumulated losses	—	—	—	—	—	—	25,034	25,034
Cancellation of shares in Predecessor	(931,629,487)	(9)	(22,033,758)	209	(14,374)	—	—	(14,174)
Other fresh start adjustments	—	—	—	—	—	415	—	415

Predecessor balance at December 9, 2003	—	$—	—	$—	$—	$—	$—	$—

Successor:
Equity infusion to controlling shareholder:
Issuance of preference shares	18,000,000	2	—	—	181	—	—	183
Issuance of common shares	6,600,000	—	—	—	67	—	—	67
Equity issued to creditors:
Issuance of common shares	15,400,000	—	—	—	157	—	—	157

Balance at December 9, 2003	40,000,000	$2	—	$—	$405	$—	$—	$407
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Amortization of stock compensation expense	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	(11)	(11)

Balance at December 31, 2003	40,000,000	$2	—	$—	$406	$(4)	$(11)	$393
Issuance of common stock from exercise of stock options	53,690	—	—	—	1	—	—	1
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	(26)	—	(26)
Amortization of stock compensation expense	—	—	—	—	28	—	—	28
Unrealized derivative loss on cash flow hedge	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(336)	(336)

Balance at December 31, 2004	40,053,690	$2	—	$—	$431	$(35)	$(347)	$51

Realization of pre-emergence valuation allowances	—	—	—	—	49	—	—	49
Issuance of common stock from exercise of stock options	194,359	—	—	—	2	—	—	2
Issuance of common stock from vested restricted stock units	338,654	—	—	—	—	—	—	—
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	19	—	19
Amortization of stock compensation expense	—	—	—	—	56	—	—	56
Unrealized derivative loss on cash flow hedge	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(354)	(354)

Balance at December 31, 2005	40,586,703	$2	—	$—	$534	$(8)	$(701)	$(173)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Successor			Predecessor
	Year Ended December 31,		December 10 to December 31, 2003	January 1 to December 9, 2003
	2005	2004
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(354)	$(336)	$(11)	$24,739
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operation:
Loss (income) from discontinued operations	(9)	25	(8)	(852)
(Gain) loss on sale of property and equipment	—	2	—	(1)
Gain on sale of marketable securities	(2)	—	—	—
Gain on sale of assets	(28)	—	—	—
Non-cash fresh start adjustments	—	—	—	(1,109)
Gain on settlement of liabilities, subject to compromise and recapitalization	—	—	—	(23,076)
Reorganization items, net	—	—	—	124
Non-cash income tax provision	56	56	—	—
Non-cash stock compensation expense	56	28	1	—
Depreciation and amortization	142	164	8	138
Provision for doubtful accounts	6	10	3	45
Amortization of prior period IRUs	(4)	(4)	—	(78)
Deferred reorganization costs	(17)	(114)	(51)	(13)
Gain on preconfirmation contingencies	(36)	(29)	—	—
Write-off of deferred financing costs	—	4	—	—
Changes in operating working capital	63	95	(56)	145
Other	5	(86)	41	(22)

Net cash (used in) provided by continuing operations	(122)	(185)	(73)	40
Net cash used in reorganization items	—	—	—	(391)

Net cash used in operating activities	(122)	(185)	(73)	(351)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(70)	(89)	(11)	(139)
Proceeds from sale of property and equipment	1	—	1	2
Proceeds from sale of discontinued operations	5	1	—	—
Proceeds from sale of marketable securities	5	19	—	4
Proceeds from sale of assets	63	—	—	—
Proceeds from sale of equity interest in holding companies	—	4	—	—
Change in restricted cash and cash equivalents	(8)	1	5	(15)

Net cash used in investing activities	(4)	(64)	(5)	(148)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from long-term debt	—	398	—	—
Proceeds from short-term borrowings with controlling shareholder	—	125	—	—
Repayment of long-term debt with controlling shareholder	—	(75)	—	—
Repayment of capital lease obligations	(13)	(17)	(1)	(11)
Repayment of short-term debt	(2)	—	—	—
Finance and organization costs incurred	(2)	(21)	(1)	(3)
Proceeds from exercise of stock options	2	1	—	—
Capital infusion by controlling shareholder	—	—	—	250
Proceeds from debt issued to controlling shareholder	—	—	—	200

Net cash (used in) provided by financing activities	(15)	411	(2)	436

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(141)	162	(80)	(63)
NET CASH USED BY DISCONTINUED OPERATIONS	—	(13)	(6)	(2)
CASH AND CASH EQUIVALENTS, beginning of period	365	216	302	367

CASH AND CASH EQUIVALENTS, end of period	$224	$365	$216	$302

Cash flows from discontinued operations (revised):

Net cash used in discontinued operating activities	$—	$(7)	$(14)	$—
Cash provided by (used in) investing activities—discontinued operations	—	(4)	8	4
Cash used in financing activities—discontinued operations	—	(2)	—	(6)

Net cash used by discontinued operations	$—	$(13)	$(6)	$(2)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Successor			Predecessor
	Year Ended December 31,		December 10 to December 31, 2003	January 1 to December 9, 2003
	2005	2004
Net income (loss)	$(354)	$(336)	$(11)	$24,739
Foreign currency translation adjustment	19	(26)	(4)	(68)
Unrealized derivative gain (loss) on cash flow hedges	8	(5)	—	—
Additional minimum pension liability	—	—	—	(3)

Comprehensive income (loss)	$(327)	$(367)	$(15)	$24,668

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of sites, square footage, percentage, share and per share information)

1. BACKGROUND AND ORGANIZATION

Global Crossing Limited or “GCL” was formed as an exempt company with limited liability under the laws of Bermuda in 2003. GCL is the successor to Global Crossing Ltd., a company organized under the laws of Bermuda in 1997 (“Old GCL”), which, together with a number of its subsidiaries (collectively, the “GC Debtors”) emerged from reorganization proceedings on December 9, 2003 (the “Effective Date”) as a result of the consummation of the transactions contemplated by the Joint Plan of Reorganization of the GC Debtors, as amended (the “Plan of Reorganization”), pursuant to chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). In these notes to the consolidated financial statements, references to the “Company” in respect of time periods preceding the Effective Date are references to Old GCL and its consolidated subsidiaries (collectively, the “Predecessor”), while such references in respect of time periods commencing with the Effective Date are references to GCL and its consolidated subsidiaries (collectively, the “Successor”).

The Company provides telecommunication services using a global IP-based network that directly connects more than 300 major cities in more than 30 countries and delivers services to more than 600 cities in more than 60 countries around the world. The Company serves many of the world’s largest corporations, providing a full range of managed data and voice products and services. In 2005, the Company increased its focus on becoming a premier provider of global data and IP services to enterprises, and the Company’s chief operating decision maker began assessing performance and allocating resources based on three separate operating segments (see Note 23).

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of GCL and its subsidiaries over which it exercises control. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results as of and for the years ended December 31, 2005 and 2004, and for the periods December 10 to December 31, 2003 and January 1 to December 9, 2003, respectively.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities in the consolidated financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the periods presented. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations.

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

Principles of Consolidation

The consolidated financial statements include the accounts of GCL or Old GCL, as applicable, and their wholly-owned subsidiaries. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is an indirect subsidiary of Singapore Technologies Telemedia Pte. Ltd. (“ST Telemedia”) and its results of operations are consolidated into those of ST Telemedia. The Company provides ST Telemedia with the information necessary to accomplish such consolidation.

Financing Plans

For each period since the Company commenced operations, the Company has incurred substantial operating losses. For 2005, the Company posted a net operating loss of approximately $262 and utilized net cash and cash equivalents of $141. In the short term, the Company’s existing and projected operations are not expected to generate cash flows sufficient to meet its cash needs. Management of the Company expects the available liquidity to decline substantially during the first half of 2006 due to cash flow requirements, including operating losses, debt service and capital expenditures. However, based on the Company’s business projections, the expectation is that unrestricted cash on hand, together with proceeds from sales of IRUs and marketable securities and previously committed lease financing, will provide the Company with the liquidity needed to fund operations until the point in time during the second half of 2006 when management of the Company expects the Company to start generating positive cash flow.

The Company is in the process of arranging financing facilities to further enhance its liquidity. Specifically, the Company’s GCUK subsidiary is in the process of finalizing business terms in respect of a bank credit facility that is expected to provide up to £15 (approximately $26) of lease financing and £5 (approximately $9) of letters of credit. In addition, one of the Company’s primary operating subsidiaries in the United States is in the process of finalizing business terms in respect of a $20 lease facility, subject to approval by the Convertible Notes holder of an increase in the purchase money debt basket under the Convertible Notes indenture. (The Company is in discussions with such holder regarding such approval, as described in Note 11). Finally, the Company is in advanced discussions with prospective bank lenders regarding a working capital facility to be secured by a first lien on accounts receivable and certain other assets of the Company’s North American subsidiaries. The

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Company’s ability to enter into such a facility is subject to the restrictions contained in the Convertible Notes indenture and to the rights of a subsidiary of ST Telemedia under the Company’s outstanding preferred shares (see Note 13).

Reclassifications

Certain amounts in prior period consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year presentation.

During the year ended December 31, 2005, the Company revised its presentation of the consolidated statement of operations. The financial statement line item previously referred to as “other operating expenses” has been separated into three lines: “selling, general and administrative,” “real estate, network and operations” and “cost of equipment sales.” Real estate, network and operations and cost of equipment sales represent costs that are related to the generation of revenue and therefore are included in cost of revenue.

In the consolidated balance sheet as of December 31, 2004, certain amounts have been reclassified for consistent presentation, including (i) rent leveling liabilities and deposits related to restructured facilities, previously included in other deferred liabilities and other assets, which have been reclassified to accrued restructuring costs, and (ii) certain current and long-term capital lease obligations which are more appropriately considered loans have been reclassified to short-term and long-term debt, respectively.

In the consolidated statements of cash flows for the year ended December 31, 2004 and the periods December 10 to December 31, 2003 and January 1 to December 9, 2003, the Company separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations for, which in prior periods were reported on a combined basis. In the consolidated statement of cash flows for the year ended December 31, 2004, certain amounts previously classified as repayment of capital lease obligations have been reclassified to repayment of short-term debt.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The Company capitalizes third-party line installation costs incurred by the Company for new facilities and connections from the Global Crossing network to networks of other carriers in order to provision customer orders. The costs are capitalized to deferred installation costs (current portion and long-term portions—see Note 6 and 9, respectively) and amortized using the straight-line method into depreciation and amortization over the average contracted relationship (16 months to 24 months). In situations where the contracted period is significantly longer, the actual contract term is used. Internal costs, including labor, incurred in the provisioning of customer orders are expensed as incurred.

Nonmonetary Transactions

The Company may exchange capacity with other capacity or service providers. In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No.153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations for the three or six months ended December 31, 2005. Prior to the Company’s adoption of SFAS No. 153, nonmonetary transactions were accounted for in accordance with APB No. 29 “Accounting for Nonmonetary Transactions” (“APB No. 29”), where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss. There were no material gains or losses from nonmonetary transactions for the years ended December 31, 2005 and 2004, and the periods December 10 to December 31, 2003 and January 1 to December 9, 2003.

Gross vs Net Revenue Recognition

The Company follows the guidance of Emerging Issues Task Force (EITF) 99-19 “Recording Revenue Gross as a Principal versus Net as an Agent,” in its presentation of revenue and costs of revenue. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations. If the Company does not act as a principal in the transaction, the transactions are recorded on a net basis in the consolidated statement of operations.

Operating Expenses

Cost of Access

The Company’s cost of access primarily comprises usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities. The Company’s policy is to record access expense as services are provided by vendors.

The recognition of cost of access expense during any reported period involves the use of significant management estimates and assumptions and requires reliance on non-financial systems as bills from access vendors are generally received thirty to sixty days and sixty to one hundred and twenty days in arrears of service provision for leased lines and usage-based access charges, respectively. Switched voice traffic costs are accrued based on the minutes recorded by the Company’s switches, multiplied by the estimated rates for those minutes for that month. Leased line access costs are estimated based on the number of circuits and the average circuit

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

cost, according to the Company’s leased line inventory system, adjusted for contracted rate changes. Upon final receipt of invoices, the estimated costs are adjusted to reflect actual expenses incurred. At December 31, 2005 and 2004, approximately $134 and $194, respectively, was accrued related to estimated switched voice and leased line access costs.

On August 1, 2005, the Company implemented a new cost of access invoice tracking system for its North American operations which provides enhanced ability to estimate cost of access.

As a result of a review the Company initiated in April 2004, the Company determined the cost of access accrual for the periods December 10, 2003 to December 31, 2003 and January 1, 2003 to December 9, 2003 was understated. This understatement gave rise to the restatement of the Company’s 2003 financial statements included herein. For more information on the restatement, see the Company’s amended 2003 annual report on Form 10-K/A.

Disputes

The Company performs monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of bills, comparing billed rates with rates used by the cost of access expense estimation systems during the cost of access monthly close process, evaluating the trend of invoiced amounts by vendors, and reviewing the types of charges being assessed. If the Company concludes that it has been billed inaccurately, it will dispute the charge with the vendor and begin resolution procedures. The Company records a charge to the cost of access expense and a corresponding increase to the access accrual based on the estimated loss rates for the particular type of dispute. If the Company ultimately reaches an agreement with an access vendor to settle a disputed amount which is different than the corresponding accrual, the Company recognizes the difference in the period in which the settlement is reached as an adjustment to cost of access expense.

During the fourth quarter of 2005, the Company revised its estimate of historical loss rates for all dispute types based on past dispute resolution data with its cost of access vendors. As a result the Company recorded a change to the estimated dispute accrual and reduced the dispute accrual by $10 which was recorded in the fourth quarter of 2005 as a reduction in cost of access.

Operating Leases

The Company maintains commitments for office and equipment space, automobiles, equipment rentals, network capacity contracts and other leases, under various non-cancelable operating leases. The lease agreements, which expire at various dates through 2119, are subject, in many cases, to renewal options and provide for the payment of taxes, utilities and maintenance. Certain lease agreements contain escalation clauses over the term of the lease related to scheduled rent increases resulting from the passthrough of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. In accordance with SFAS No. 13, “Accounting for Leases” the Company recognizes rent expense on a straight-line basis and records a liability representing the rent expensed but not invoiced in other deferred liabilities. Any leasehold improvements related to operating leases are amortized over the lesser of their economic lives or the remaining lease term. Rent-free periods and other incentives granted under certain leases are charged to rent expense on a straight-line basis over the related terms of such leases.

See Note 21 for the Company’s estimated future minimum lease payments and rental expense on operating leases.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents (Current and Long-Term)

The Company considers cash in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents and restricted cash and cash equivalents are stated at cost, which approximates fair value. Restricted cash balances, comprised of various rental guarantees, performance bonds and deposits, were $23 and $17 at December 31, 2005 and 2004, respectively, of which $18 and $13 are included in other assets.

Allowance for Doubtful Accounts and Sales Credits

The Company provides allowances for doubtful accounts and sales credits. Allowances for doubtful accounts are charged to other operating expenses, while allowances for sales credits are charged to revenue. The adequacy of the reserves is evaluated monthly by the Company utilizing several factors including the length of time the receivables are past due, changes in the customer’s credit worthiness, the customer’s payment history, the length of the customer’s relationship with the Company, the current economic climate, and current industry trends. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on accounts not already included under the specific reserve requirement utilizing past loss experience and the factors previously mentioned. Service level requirements are assessed to determine sales credit requirements where necessary. The Company has experienced significant changes month-to-month in reserve level requirements. Allowances were $49 and $88 as of December 31, 2005 and 2004, respectively. Changes in the financial viability of significant customers, worsening of economic conditions and changes in the Company’s ability to meet service level requirements may require changes to its estimate of the recoverability of the receivables. Such changes in estimates will be recorded in the period in which these changes become known.

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

Estimated useful lives of the Company’s property and equipment are as follows as of December 31, 2005:

Buildings	10-40 years
Leasehold improvements	Lesser of 20 years or remaining lease term
Furniture, fixtures and equipment	3-7 years
Transmission equipment	5-25 years

When property or equipment is retired or otherwise disposed of, the cost and accumulated depreciation is relieved from the accounts, and resulting gains or losses is reflected in net income (loss).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

In accordance with SFAS No. 144, the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. The amount of any impairment then recognized would be calculated as the difference between the fair value and the carrying value of the asset. As a result of continued operating losses and negative cash flows during 2005, management performed a recoverability test of the Company’s long-lived assets as of December 31, 2005. The results of the test indicate that no impairment of the Company’s long-lived assets exists.

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

Intangibles

Intangibles consist primarily of customer relationships, trademarks, internally developed software and goodwill primarily attributable to the assembled work force. The fair values attributable to the identified intangibles as of the Effective Date were based on a number of significant assumptions as determined by the Company and its independent appraisal expert. Identifiable intangible assets with finite lives will be amortized under the straight-line method over their applicable preliminary estimated useful lives, estimated by the Company to be between 6 and 7 years (see Note 8). Goodwill and intangibles with indefinite lives are not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). The Company performed no impairment review during the year ended December 31, 2005 as all goodwill and intangibles with indefinite lives were reduced to zero as a result of the reversal of tax valuation allowances, in accordance with SOP 90-7 (see Note 14).

Deferred Finance Costs

Costs incurred to obtain financing through the issuance of the GCUK Notes (as defined in Note 11) have been reflected as an asset included in “other assets” in the accompanying December 31, 2005 and 2004 consolidated balance sheets (see Note 9). The financing costs relating to the debt will be amortized to interest expense over the term of the GCUK Notes or the expected payment date of the debt obligation using the effective interest rate method.

Costs incurred to restructure the debt with ST Telemedia and its subsidiaries during 2004 have been expensed as incurred and are included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations. The unamortized deferred financing fees for the Exit Notes (as defined in Note 11) of $4 have been written off and are included in “other income, net” for the year ended December 31, 2004.

Restructuring

The Company initiated restructuring programs commencing in August 2001 and October 2004, respectively, which have continued through December 31, 2005. The components of the restructuring liability represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

with certain other costs associated with approved restructuring plans (see Note 3 for further information on the Company’s restructuring plans). These were recorded in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) through January 1, 2003, when the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under EITF 94-3, certain exit costs, including severance costs, were accrued upon management’s commitment to an exit plan, which is generally before the exit activity has occurred. The Company has applied the provisions of SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002. The liability as of the Effective Date represents the Company’s best estimate of the fair value of the liability at that date in accordance with SOP 90-7. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities.

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

The Company has entered into a cross-currency interest rate swap transaction to minimize exposure to any dollar/sterling currency fluctuations related to interest payments on the $200 United States (“U.S.”) dollar-denominated GCUK Notes (see Note 11). The cross-currency interest rate swap is classified as a cash flow hedge in accordance with SFAS No. 133. The Company measures the effectiveness of this derivative instrument on a cumulative basis, comparing changes in the cross-currency interest rate swap’s cash flows since inception with changes in the hedged item’s cash flows (the interest payment on the $200 U.S. dollar-denominated GCUK Notes). The fair value of the cash flow hedge is recorded to “prepaid costs and other current assets” and “other assets” at December 31, 2005 and other current liabilities and “other deferred liabilities” at December 31, 2004. For the year ended December 31, 2005 and 2004, unrealized gains (losses) from the cross-currency interest rate swap were $3 and $(5), respectively, recognized in shareholders’ equity (deficit) as accumulated other comprehensive loss (see Notes 11 and 20).

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

Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized. Certain of the Company’s United Kingdom (“U.K.”) deferred tax assets have been recognized due to positive evidence of the future realization of those assets.

The Company’s reorganization has resulted in a significantly modified capital structure as a result of applying fresh-start accounting in accordance with SOP 90-7 on the Effective Date. Fresh-start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods. Specifically, fresh start accounting requires the reversal of such allowances to be recorded as a reduction of intangible assets until exhausted and thereafter as additional paid in capital and not a benefit that culminates in the earnings process (see Note 14). This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

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

The Company’s foreign exchange transaction gains (losses) included in “other income, net” in the consolidated statements of operations for the years ended December 31, 2005 and 2004, and the periods December 10 to December 31, 2003 and, January 1 to December 9, 2003, were $(23), $39, $2 and $18, respectively.

Income (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed as income (loss) from continuing operations available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Income (loss) from continuing operations applicable to common shareholders includes preferred stock dividends for the years ended December 31, 2005 and 2004, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock (see Note 16).

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

The following are the assumptions used to calculate the weighted average fair value of stock options granted for the years ended December 31, 2005 and 2004, and the period December 10 to December 31, 2003. No stock options were granted for the period January 1 to December 9, 2003. For the period December 10, 2003 to December 31, 2003, as GCL did not have a historical basis for determining the volatility and expected life assumptions in the model due to GCL’s short market trading history, the assumptions used are an average of those used by a select group of telecommunications companies. For the years ended December 31, 2005 and 2004, the volatility assumption used represents a mean-average of the Company’s stock volatility and an average of those used by a select group of telecommunications companies.

	Year Ended December 31, 2005	Year Ended December 31, 2004	December 10 to December 31, 2003
Dividend yield	0%	0%	0%
Expected volatility	86%	86%	70%
Risk-free interest rate	3.75%	3.49%	3.25%
Expected life (years)	5	5	5
Weighted average fair value of options granted	$13.72	$10.68	$28.65

For the period January 1 through December 9, 2003, the Company accounted for employee stock options using the intrinsic method, in accordance with APB No. 25, “Accounting for Stock Issued to Employees” as amended by SFAS No. 123 and, as a result, did not recognize stock compensation expense. Had stock compensation expense been determined and recorded based upon the fair value recognition provisions of SFAS No. 123 for stock option awards granted prior to December 9, 2003, net income and income per share would have been the following pro forma amounts:

January 1 to December 9, 2003
Income applicable to common shareholders, as reported	$24,739
Stock-based employee compensation expense determined under fair-value-based method	(179)

Pro forma income applicable to common shareholders	$24,560

Income per common share, basic:
As reported	$27.20

Pro forma	$27.00

Income per common share, diluted:
As reported	$25.97

Pro forma	$25.77

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Upon consummation of the Company’s Plan of Reorganization, all outstanding options with respect of Predecessor’s common stock were canceled.

Concentration of Credit Risk

The Company has some concentration of credit risk among its customer base. The Company’s trade receivables, which are unsecured, are geographically dispersed and include customers both large and small and in numerous industries. Trade receivables from the carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. At December 31, 2005 and 2004, our trade receivables related to our carrier sales channel represented approximately 57% and 60%, respectively, of the Company’s consolidated receivables. Also as of December 31, 2005 and 2004, our receivables due from various agencies of the U.K. Government together represented approximately 18% and 12%, respectively, of our consolidated receivables. The Company performs ongoing credit evaluations of its larger customers’ financial condition. The Company maintains a reserve for potential credit losses, based on the credit risk applicable to particular customers, historical trends and other relevant information. As of December 31, 2005 and 2004, no one customer accounted for more than 7% or 5%, respectively, of consolidated accounts receivable, net.

Extinguishment of Deferred Revenue Obligations

The Company enters into agreements with its customers that may result in the receipt of non-refundable cash before the relevant criteria for revenue recognition have been satisfied and as a result a liability is recorded as deferred revenue.

During the period January 1 to December 9, 2003, certain long-term and prepaid lease agreements for services on the Company’s network were terminated either through customer settlement agreements or through the bankruptcy proceedings of the customers that had purchased such services from the Company. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” the remaining deferred revenue of $32 was realized into “other income, net” for the period January 1 to December 9, 2003 as a result of the extinguishment of the liability to provide future services to the applicable customer.

Pension and Other Post-Retirement Benefits

The Company has contributory and non-contributory employee pension plans available to qualified employees. The Company follows the accounting guidance as specified in SFAS No. 87, “Employers Accounting for Pensions,” for the recognition of net periodic pension cost.

The Company provides certain health care benefits for qualified employees who meet age, participation and length of service requirements at retirement age. The Company follows the accounting guidance as specified in SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pension,” for recognition of post-retirement benefits (see Note 18).

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other non-owner related charges in equity not included in net income (loss), such as unrealized gains and losses on marketable securities classified as available for sale, foreign currency translation adjustments related to foreign subsidiaries, changes in the unrealized gains and losses on cash flow hedges and other adjustments.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was $3, $1, $0 and $3 for the years ended December 31, 2005 and 2004, and the periods December 10 to December 31, 2003 and January 1 to December 9, 2003, respectively, and is included in selling, general and administrative expenses as reported in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In December 2004 the FASB issued revised SFAS No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”). SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123(R) is effective in interim or annual periods beginning after June 15, 2005. The Company will adopt the provisions of SFAS No. 123R effective January 1, 2006. As the Company already follows the fair value provisions of SFAS No. 123, the Company’s adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or (“SFAS No. 154”). SFAS No. 154 changes the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (I) all voluntary changes in accounting principles and (II) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

3. RESTRUCTURING

2004 Restructuring Plans

During the first three quarters of 2004, the Company adopted restructuring plans to combine previously segregated customer support functions for greater efficiency and to allow the Company’s sales force to increase its focus on customer acquisition rather than retention, to consolidate staff into a single location to reduce overhead charges and improve functional efficiency and to achieve certain other targeted reductions. The plans resulted in the elimination of approximately 100 employees and closure of one facility. As a result, the Company recorded $3 of restructuring charges, of which $2 related to severance and related benefit obligations related to eliminated employees and $1 related to facility closures, net of estimated sublease rentals. All amounts accrued under these restructuring plans were paid during 2004.

In light of ongoing adverse conditions in the telecommunications industry, particularly the continued pricing pressures for telecommunications services, the Company’s Board of Directors approved a restructuring plan on October 8, 2004 (the “October 2004 Restructuring Plan”) designed to focus on businesses that are consistent with the Company’s overall mission. The plan involved concentrating the Company’s efforts in areas that the Company anticipates will provide profitable growth opportunities and exit strategies for moving away from a number of unprofitable and non-strategic parts of the business. The plan includes initiatives to increase the Company’s focus on its core enterprise, collaboration, and carrier data sales business as well as to pursue new business development opportunities in areas where the Company can capitalize on its IP network and capabilities. In addition, the plan called for implementing work force reductions and facilities consolidation. The plan resulted in approximately 400 reductions in head count across a range of business functions and job classes, principally in the Company’s North American operations and the closure of one facility.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

As a result of these efforts, the Company incurred cash restructuring charges of approximately $11 for severance and related benefits in 2004 in connection with the anticipated workforce reductions and an additional $1 for real estate consolidation. It is anticipated that payment in respect of these restructuring activities related to real estate consolidation will continue through 2008. Restructuring charges for all periods are included in selling, general, and administrative expenses in the consolidated statements of operations.

The table below reflects the activity associated with the restructuring reserve relating to the 2004 restructuring plans for the years ended December 31, 2005 and 2004:

	Employee Separations	Facility Closings	Total
Balance at January 1, 2004	$—	$—	$—

Additions	13	2	15
Deductions	(7)	(1)	(8)

Balance at December 31, 2004	6	1	7
Deductions	(6)	—	(6)

Balance at December 31, 2005	$—	$1	$1

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

During the year ended December 31, 2005, the Company increased its restructuring reserve for facility closings by $18 due to changes in estimated sublease income and operating expenses related to restructured facilities. The decline in sublet demand for space is principally for restructured facilities located in Europe. This reserve is composed of continuing building lease obligations and estimated decommissioning costs and broker commissions for the restructured sites (aggregating $400 as of December 31, 2005), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2005, anticipated third- party sublease receipts were $281, representing $80 from subleases already entered into and $201 from subleases projected to be entered into in the future. The Company continues to review the anticipated costs and third-party sublease payments on a quarterly basis and records adjustments for changes in these estimates in the period such changes become known.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the years ended December 31, 2005 and 2004:

	Employee Separations	Facility Closings	Total
Balance at January 1, 2004	$7	$186	$193

Deductions	(7)	(46)	(53)
Foreign currency impact	—	12	12

Balance at December 31, 2004	—	152	152

Additions	—	18	18
Deductions	—	(33)	(33)
Foreign currency impact	—	(18)	(18)

Balance at December 31, 2005	$—	$119	$119

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

4. DISCONTINUED OPERATIONS AND DISPOSITIONS

Sale of Global Marine and SB Submarine Systems Company Ltd (“SBSS”)

On August 13, 2004, the Company entered into a series of agreements with Bridgehouse Marine Limited (“Bridgehouse”) for the sale of Global Marine Systems Limited (together with its subsidiaries, “Global Marine”) and the transfer of the Company’s forty-nine percent shareholding in SBSS, a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration of $15, subject to certain conditions set forth in the agreements. During the third quarter of 2004, the Company completed the sale of Global Marine for consideration of $1. No gain or loss was recorded on the sale. Bridgehouse assumed all of Global Marine’s capital and operating lease commitments.

During the third quarter of 2005, the Company completed the transfer of its interest in SBSS to Bridgehouse for consideration of $14 and recognized an $8 gain on the sale. For the year ended December 31, 2005, the Company recognized $9 of income from discontinued operations including the $8 gain on sale of its equity interest in SBSS.

The operating results for Global Marine and SBSS were as follows for the years ended December 31, 2004, and the periods December 10 to December 31, 2003 and January 1 to December 9, 2003:

	Successor		Predecessor
	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003
Revenue	$70	$14	$168
Operating expenses	(100)	(6)	(153)

Operating income (loss)	(30)	8	15
Interest expense, net	(7)	—	(11)
Other income, net	12	—	2
Reorganization items, net	—	—	846

Income (loss) from discontinued operations	$(25)	$8	$852

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2005	2004
Accounts receivable:
Billed	$202	$297
Unbilled	72	89

Total accounts receivable	274	386
Allowances	(49)	(88)

Accounts receivable, net of allowances	$225	$298

The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. The Company is exposed to concentrations of credit risk from other telecommunications providers (see Note 2).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

6. PREPAID COSTS AND OTHER CURRENT ASSETS

Prepaid costs and other current assets consist of the following:

	December 31,
	2005	2004
Prepaid capacity and operations, administration and maintenance costs and deferred installation costs	$26	$26
Prepaid taxes, including value added taxes in foreign jurisdictions	22	33
Prepaid rents and deposits	10	19
Deferred tax assets	9	3
Current assets of discontinued operations (see Note 4)	—	4
Other	27	13

Total prepaid costs and other current assets	$94	$98

7. PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2005	2004
Land	$5	$5
Buildings	37	40
Leasehold improvements	60	58
Furniture, fixtures and equipment	40	30
Transmission equipment	1,035	1,023
Construction in progress	28	33

Total property and equipment	$1,205	$1,189
Accumulated depreciation	(242)	(124)

Property and equipment, net	$963	$1,065

As disclosed in Note 15, and pursuant to SOP 90-7, the Company adjusted its carrying value of property and equipment to their estimated fair values at the Effective Date. The Company engaged an independent appraisal expert to assist in the preliminary allocation of the Company’s value to its property and equipment.

Assets recorded under capital lease agreements included in property and equipment consisted of $36 and $39 of cost less accumulated depreciation of $11 and $6 at December 31, 2005 and 2004, respectively.

Depreciation and amortization expense related to property and equipment and third-party line installation costs (see Note 2) for the years ended December 31, 2005 and 2004, and the periods December 10 to December 31, 2003 and January 1 to December 9, 2003, was approximately $142, $154, $7 and $138, respectively.

8. INTANGIBLES

Intangible assets, net consist of the following:

	Estimated Useful Life	December 31,
		2005	2004
Customer lists	7 years	$—	$13
Internally developed software	6 years	—	1

Total intangible assets		$—	$14

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Pursuant to SOP 90-7, the Company recorded the esimated fair value of intangible assets of $110 on the Effective Date. The Company engaged an independent appraisal expert to assist in the preliminary allocation of the Company’s reorganization value to its intangible assets. The accumulated amortization of intangibles for the years ended December 31, 2005 and 2004 were $0 and $11, respectively.

During the years ended December 31, 2005 and 2004, $12 and $74 of intangible assets were eliminated as a result of the reversal of valuation allowances related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods. The reversals of such allowances are recorded as a reduction of intangible assets until exhausted and thereafter as additional paid in capital in accordance with SOP 90-7 (see Note 14).

9. OTHER ASSETS

Other assets consist of the following:

	December 31,
	2005	2004
Restricted cash—long-term portion	$18	$13
Deferred tax assets	13	15
Deferred finance costs, net	17	20
Deferred installation costs—long-term portion	6	8
Other	25	28

Total other assets	$79	$84

10. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2005	2004
Accrued taxes, including value added taxes in foreign jurisdictions	$97	$98
Accrued payroll, bonus, commissions, and related benefits	57	45
Accrued professional fees	20	44
Accrued interest	20	7
Accrued real estate and related costs	17	25
Accrued capital expenditures	16	10
Current portion of capital lease obligations	14	14
Income taxes payable	10	24
Accrued operations, administration & maintenance costs	7	14
Deferred reorganization costs[1]	7	18
Other	65	64

Total other current liabilities	$330	$363

[1]	In accordance with the Plan of Reorganization certain reorganization costs were not due and payable in full on the Effective Date. The payment terms were negotiated with the claimants during the settlement process. Many of the Company’s access providers received their settlements in twelve equal monthly installments commencing thirty days after the Effective Date. Some access providers agreed to twenty-four monthly installment terms. Most of the telecommunications equipment vendors and other reorganization costs were paid within thirty days of the Effective Date. Certain of the income tax claims in the case have payment terms of up to six years. Amounts due after one year are included in other deferred liabilities.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

11. LONG-TERM DEBT AND DEBT WITH CONTROLLING SHAREHOLDER

Outstanding debt obligations consist of the following:

	December 31,
	2005	2004
GCUK senior secured notes	$381	$402
Mandatory convertible notes with controlling shareholder	262	250
Other	11	6
Less: unamortized discount on GCUK senior secured notes	(5)	(6)

Total debt obligations	649	652
Less: current portion	(26)	(4)

Non-current debt obligations	$623	$648

GCUK Senior Secured Notes

On December 23, 2004, Global Crossing (UK) Finance PLC (“GCUK Finance”), a special purpose financing subsidiary of the Company’s Global Crossing (UK) Telecommunications Limited subsidiary (together with its subsidiaries, (“GCUK”) issued $200 in aggregate principal amount of 10.75% U.S. dollar denominated senior secured notes and £105 aggregate principal amount of 11.75% pounds sterling denominated senior secured notes (collectively, the “GCUK Notes”). The dollar and sterling denominated notes were issued at a discount of approximately $3 and £2, respectively. The GCUK Notes mature on the tenth anniversary of their issuance. Interest is payable in cash semi-annually on June 15 and December 15.

The GCUK Notes are senior obligations of GCUK Finance and rank equal in right of payment with all of its future debt. GCUK has guaranteed the GCUK Notes as a senior obligation ranking equal in right of payment with all of its existing and future senior debt. The GCUK Notes are secured by certain assets of GCUK and GCUK Finance, including the capital stock of GCUK Finance.

GCUK Finance may redeem the GCUK Notes in whole or in part, at any time on or after December 15, 2009 at redemption prices decreasing from 105.375% (for the dollar denominated notes) or 105.875% (for the pounds sterling denominated notes) in 2009 to 100% of the principal amount in 2012 and thereafter. At any time before December 15, 2009, GCUK Finance may redeem either series of notes, in whole or in part, by paying a “make-whole” premium, calculated in accordance with the GCUK Notes indenture, which is filed as an exhibit to this annual report on Form 10-K. GCUK Finance may also redeem up to 35% of the principal amount of either series of notes before December 15, 2007 using the proceeds of certain equity offerings. GCUK Finance may also redeem either series of notes, in whole but not in part, upon certain changes in tax laws and regulations.

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

Within 120 days after the end of the period beginning on December 23, 2004 and ending December 31, 2005 and for each twelve month period thereafter, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

“Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. In respect of the 2005 period, GCUK anticipates offering to purchase approximately $22 of the GCUK Notes, excluding accrued interest.

A loan or dividend payment by GCUK to the Company and its affiliates is a restricted payment under the indenture governing the GCUK Notes. Under the indenture such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test; (ii) may generally be made only within ten business days of consummation of each Annual Repurchase Offer; and (iii) would generally be limited to 50% of GCUK’s Designated GCUK Cash Flow plus the portion, if any, of the applicable Annual Repurchase Offer that the holders of the notes decline to accept. In addition, so long as GCUK is not then in default under the indenture, GCUK may make up to £10 (approximately $17) in the aggregate in restricted payments in excess of 50% of Designated GCUK Cash Flow for a given period; provided that any such excess payments shall reduce the amount of restricted payments permitted to be paid out of future Designated GCUK Excess Cash Flow. Under the Convertible Notes indenture, loans from GCUK made to the Company or the Company’s other subsidiaries must be subordinated to the payment of obligations under the Convertible Notes. The terms of any inter-company loan by GCUK to the Company or the Company’s other subsidiaries are required by the GCUK Notes indenture to be at arm’s length and must be agreed to by the board of directors of GCUK, including its independent members. In the exercise of their fiduciary duties, GCUK’s directors will require GCUK to maintain a minimum cash balance in an amount they deem prudent.

GCUK Notes Currency Hedge

In order to better manage the Company’s foreign currency risk, the Company entered into a five-year cross-currency interest rate swap transaction with an affiliate of Goldman Sachs & Co. to minimize exposure of any dollar/sterling currency fluctuations related to interest payments on the $200 dollar denominated GCUK Notes. The swap transaction converts the U.S. dollar currency rate on interest payments to a specified pound sterling amount. In addition, the hedge counterparty has been granted a security interest in the collateral securing the GCUK Notes ranking equally with the security interest holders of the GCUK Notes. The hedging arrangements are subject to early termination upon events of default under the indenture governing the GCUK Notes.

For accounting purposes, the cross-currency interest rate swap is classified as a cash flow hedge in accordance with SFAS No. 133, and as a result, any unrealized gains or losses from changes in fair value are recorded in the stockholders’ equity section in the balance sheet as other comprehensive income (loss). As of December 31, 2005 and 2004, the Company recognized gains (losses) of $8 and $(5), respectively in other comprehensive loss related to the GCUK cross-currency interest rate swap.

Restructuring of Debt with Controlling Shareholder

On December 23, 2004, as part of the Company’s recapitalization plan, which also included issuance of the GCUK Notes, the Company restructured its debt held by its controlling shareholder ST Telemedia and its subsidiaries by: (i) repaying $75 of principal amount of Exit Notes, (ii) payment of approximately $15 of accrued interest on the Exit Notes and Bridge Loan Facility; and (iii) the exchange of the remaining $125 of Exit Notes and $125 of Bridge Loan Facility for $250 of Convertible Notes. The principal terms of each debt instrument are disclosed below.

Mandatory Convertible Note with Controlling Shareholder

On December 23, 2004, GCL issued $250 aggregate principal amount of 4.7% payable-in-kind mandatory convertible notes (the “Convertible Notes”) to subsidiaries of the Company’s controlling shareholder, ST Telemedia. The Convertible Notes mandatorily convert into common equity on the fourth anniversary of their

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

issuance. Interest accrues at 4.7% per annum and the Company is permitted (and intends) to pay interest by issuing additional Convertible Notes. There are no sinking fund requirements. The holders of the Convertible Notes have the right to convert them into common shares of GCL at any time prior to their maturity date. Any Convertible Note that is not converted into common shares of GCL prior to the maturity date will convert automatically into common shares on the maturity date. The number of common shares of GCL to be issued upon conversion of the Convertible Notes will be determined by dividing the principal amount converted (together with any accrued but unpaid interest) by the “Conversion Price.” The initial conversion price is $18.60 per share. The terms of the Convertible Notes contain customary provisions for the adjustment of the Conversion Price in the event that the Company declares a stock dividend or stock split or any recapitalization, reorganization or similar transaction. In the event that the Company is unable to deliver common shares of GCL at maturity of the Convertible Notes or upon receiving a notice of conversion from a holder of the Convertible Notes, as the result of any law, rule or regulation or administrative proclamation or any other reason (a “Conversion Restriction”), the Company is required to pay accrued interest in cash on those Convertible Notes at a rate of 11% (calculated retroactively from the December 23, 2004 issue date), provided that upon a sale or transfer of Convertible Notes by ST Telemedia or any of its subsidiaries to any third party, the initial interest rate of 4.7% will be reinstated upon the original terms of the Convertible Notes. If the Company is unable to deliver common shares of GCL on the maturity date, the Company is required to redeem the Convertible Notes for $250 cash, plus accrued cash interest at 11% (calculated retroactively from December 23, 2004). The Company could also be required to repay the Convertible Notes in cash if the Company were to default on the indenture governing the Convertible Notes. Due to the possibility of a Conversion Restriction, the Company accounts for interest on the Convertible Notes by accruing at the 11% rate. However, at such time, if any, as the Convertible Notes are converted into common shares of New GCL, all amounts accrued for interest and principal on the applicable Convertible Notes will be reclassified to common stock and additional paid in capital in the Company’s consolidated balance sheet. During the year ended December 31, 2005, $12.1 of accrued interest related to the Convertible Notes was converted to additional Convertible Notes. This represents interest accrued through December 29, 2005, calculated at the 4.7% annual rate that applies in the absence of a Conversion Restriction.

The Convertible Notes are guaranteed by the majority of the Company’s existing subsidiaries, except for GCUK and its subsidiaries and are senior in right of payment to all other indebtedness of the Company and its material subsidiaries (other than GCUK and its subsidiaries), except they would be equal in right of payment with one or more working capital facilities of the Company or its subsidiaries in aggregate principal amount of up to $150 and a limited amount of certain other senior indebtedness of the Company and its subsidiaries. Payment of the Convertible Notes is secured by a lien on substantially all the assets of the Company and its material subsidiaries, except for GCUK’s assets and the assets of its subsidiaries, such lien to be second priority to the lien of any working capital facilities if and when such working capital facilities are provided.

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

The Convertible Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. These provisions include (i) limitations on the indebtedness of Company and its subsidiaries (other than GCUK and its subsidiaries), (ii) limitations on dividend and other payments to equity holders and subordinated debt holders, (iii) limitations on investments and sale and leaseback transactions, (iv) restrictions on asset sales, consolidations, and mergers, (v) limitations on granting additional liens and (vi) limitations on transactions with affiliates. The covenants have limited exceptions, baskets, and carve-outs. The limitation on indebtedness covenant, in particular, permits the incurrence of the following: (i) up

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

to $150 in additional debt under one or more working capital facilities (subject to, among other things, an intercreditor agreement in form and substance satisfactory to the Convertible Notes holder governing intercreditor matters such as the terms of the subordination of certain liens securing the Convertible Notes to liens securing such facility), (ii) up to $50 in purchase money debt or capital lease obligations (which exception limit is the subject of discussions with the note holder regarding the requested increase thereof), (iii) up to $50 of additional debt not otherwise permitted to be incurred and (iv) additional subordinated debt if the Company satisfies the leverage ratio specified in the indenture, although the Company does not expect to satisfy that ratio for the foreseeable future. The Company is in discussions with the Convertible Noteholder regarding an increase in the $50 purchase money debt basket described in clause (ii) immediately above. Such an increase would accommodate, among other things, the $20 lease facility in the U.S. referenced in Note 2.

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

Retired Exit Notes with Controlling Shareholder

GC North American Holdings, Inc. (“GCNAH”), one of the Company’s U.S. subsidiaries, issued $200 in aggregate principal amount of senior secured notes (the “Exit Notes”) to ST Telemedia on the Effective Date. The Exit Notes were scheduled to mature on the third anniversary of their issuance. Interest accrued at 11% per annum and was due June 15 and December 15.

The Exit Notes were guaranteed by GCL and all of its material subsidiaries and were senior in right of payment to all other indebtedness of GCL and its material subsidiaries, except that they were equal in right of payment with (i) one or more working capital facilities in an aggregate principal amount of up to $150 and (ii) a limited amount of certain other senior indebtedness. The Exit Notes were secured by a first priority lien on the stock and assets of GMS and GCUK. In addition, any sale of those subsidiaries would have triggered mandatory repayment of the Exit Notes to the extent of the proceeds of any such sale. To the extent proceeds of any such sales were other than cash, such proceeds would have been substituted for the collateral. The Company received a waiver of this requirement to use the proceeds from the sale of Global Marine or SBSS to repay the Exit Notes. Payment of the Exit Notes was also secured by a lien on substantially all the other assets of Successor and its material subsidiaries, such lien being second in priority to the lien of any working capital facility if and when such working capital facility was provided.

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

12. OBLIGATIONS UNDER CAPITAL LEASES

The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases.

At December 31, 2005, future minimum payments under these capital leases are as follows and are included in other current liabilities and obligations under capital lease in the accompanying consolidated balance sheet:

Year Ending December 31,
2006	$19
2007	16
2008	12
2009	10
2010	8
Thereafter	52

Total minimum lease payments	117
Less: amount representing interest	(40)
Less: amount representing maintenance	(1)

Present value of minimum lease payments	76
Less: current portion (Note 10)	(14)

Obligations under capital leases	$62

13. SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On the Effective Date, GCL issued 18,000,000 shares of 2% cumulative senior convertible preferred stock to a subsidiary of ST Telemedia (the “GCL Preferred Stock”). The GCL Preferred Stock accumulates dividends at the rate of 2% per annum. Those dividends will be payable in cash after GCL and its subsidiaries achieve cumulative operating earnings before interest, taxes, depreciation and amortization (but excluding the contribution of (i) sales-type lease revenue (ii) revenue recognized from the amortization of indefeasible rights of use not recognized as sales-type leases and (iii) any revenue recognized from extraordinary transactions or from the disposition of assets by the Company or any subsidiary other than in the ordinary course of business) of $650 or more. The GCL Preferred Stock has a par value of $.10 per share and a liquidation preference of $10 per share

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

(for an aggregate liquidation preference of $180). The GCL Preferred Stock ranks senior to all other capital stock of GCL, provided that any distribution to shareholders following a disposition of all or any portion of the assets of GCL will be shared pro rata by the holders of Successor common stock and Successor Preferred Stock on an as-converted basis. Each share of GCL Preferred Stock is convertible into one share of GCL Common Stock at the option of the holder.

The preferred stock will vote on an as-converted basis with the GCL common stock, but will have class voting rights with respect to any amendments to the terms of the GCL Preferred Stock. As long as ST Telemedia beneficially owns at least 15% or more of GCL Common Stock on a non-diluted and as-converted basis, excluding up to 3,478,261 shares of GCL common stock reserved or issued under the new management stock incentive plan (“Stock Incentive Plan”) adopted by Successor on the Effective Date, its approval will be required for certain major corporate actions of Successor and/or its subsidiaries. Those corporate actions include (i) the appointment or replacement of the chief executive officer, (ii) material acquisitions or dispositions, (iii) mergers, consolidations or reorganizations, (iv) issuance of additional equity securities (other than enumerated exceptions), (v) incurrence of indebtedness above specified amounts, (vi) capital expenditures in excess of specified amounts, (vii) the commencement of bankruptcy or other insolvency proceedings, and (viii) certain affiliate transactions.

Common Stock

On the Effective Date, GCL was authorized to issue 55,000,000 shares of common stock. Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, GCL issued 15,400,000 shares of common stock to its pre-petition creditors and issued 6,600,000 shares of common stock to a subsidiary of ST Telemedia. 18,000,000 shares of common stock were reserved for the conversion of the GCL Preferred Stock, while an additional 3,478,261 shares of common stock were reserved for issuance under GCL’s 2003 Stock Incentive Plan. During 2005 the shares of common stock reserved for issuance under the Stock Incentive Plan was increased to 8,378,261.

Each share of GCL common stock has a par value of $.01 and entitles the holder thereof to one vote on all matters to be approved by stockholders. The amended and restated bye-laws of GCL contain certain special protections for minority shareholders, including a maximum discount applicable to rights offerings made prior to December 9, 2006 and certain obligations of ST Telemedia, or other third parties, to offer to purchase shares of GCL Common Stock under certain circumstances.

14. INCOME TAX

The provision for income taxes is comprised of the following:

	Successor			Predecessor
	Year Ended December 31,		December 10 to December 31, 2003	January 1 to December 9, 2003
	2005	2004
Current	$(7)	$—	$(1)	$(5)
Deferred	(56)	(56)	—	—

Total income tax provision	$(63)	$(56)	$(1)	$(5)

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The current tax provision includes recurring income, asset and withholding taxes for the years ended December 31, 2005 and 2004 and for the periods December 10, 2003 to December 31, 2003 and January 1, 2003 to December 9, 2003 of $7, $0, $1 and $5, respectively. Fresh start accounting has resulted in a net deferred tax provision of $56 and $56 in 2005 and 2004, resulting from the utilization of pre-emergence net deferred tax assets that were offset by a full valuation allowance.

The deferred income tax provision reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The following is a summary of the significant items giving rise to components of the Company’s deferred tax assets and liabilities:

	December 31,
	2005		2004
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$447	$—	$579	$—
Net operating loss (“NOL”) carryforwards	1,735	—	1,669	—
Allowance for doubtful accounts	281	—	431	—
Deferred revenue	—	(2)	—	(22)
Other	—	(71)	—	(164)

	2,463	(73)	2,679	(186)
Valuation allowance	(2,368)	—	(2,475)	—

	$95	$(73)	$204	$(186)

The Company’s valuation allowance changed in the amount of $(107) and $(1,652) for the years ended December 31, 2005 and 2004, respectively. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of valuation allowance required, the Company considers each subsidiary’s prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. The pre-emergence valuation allowance on net deferred tax assets was $2,048 and $2,335 at December 31, 2005 and 2004, which if realized would be accounted for in accordance with SOP 90-7 as a reduction of intangible assets to zero and thereafter as an increase in additional paid-in capital.

A substantial amount of the Company’s pre-emergence NOL’s and other deferred assets generated prior to the bankruptcy have been reduced as a result of the discharge and cancellation of various pre-petition liabilities. As of December 31, 2005 the Company has NOL carryforwards of $6,692, $1,117 and $524 in Europe, North America, and Latin America, respectively. Certain of these carryforwards expire in 2006.

Approximately $15 and $18 of the Company’s U.K. deferred tax assets have been recognized in 2005 and 2004 due to sufficient positive evidence of the future realization of those assets. Under fresh start accounting the decline in the valuation allowance has been recorded as a reduction of intangible assets to zero and thereafter as an increase in additional paid-in-capital.

In connection with the Company’s emergence from bankruptcy, the Company realized substantial cancellation of debt income (“CODI”). This income was not taxable for U.S. income tax purposes because the CODI income resulted from the Company’s reorganization under the Bankruptcy Code. However, for U.S. income tax reporting purposes, the Company is required, as of the beginning of its 2004 taxable year, to reduce

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

certain tax attributes, including (a) net operating loss carryforwards, (b) capital losses (c) certain tax credit carryforwards, and (d) tax basis in assets, in a total amount equal to the gain on the extinguishment of debt. The reorganization of the Company on the Emergence Date constituted an ownership change under Section 382 of the Internal Revenue Code, and the use of any of the Company’s net operating loss, capital losses, and tax credit carryforwards, that are not reduced pursuant to these provisions, and certain subsequently recognized “built-in” losses and deductions, if any, existing prior to the ownership change, will be subject to an overall annual limitation. As a result, the U.S. deferred tax attributes have been reduced $5,326 (pre-tax), offset by a corresponding reduction in the pre-emergence valuation allowance.

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

15. FRESH START ACCOUNTING AND REORGANIZATION ITEMS

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

The Company’s consolidated balance sheet as of the Effective Date is disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004. The consolidated balance sheet as of the Effective Date reflects the debt and equity restructuring, reorganization adjustments and the adoption of fresh start reporting adjustments.

Reorganization Items

Reorganization items are expenses or income that were incurred or realized by Predecessor as a result of the reorganization and are disclosed separately in the Company’s consolidated statement of operations as required by SOP 90-7. These items include professional fees, restructuring costs and retention plan costs relating to the reorganization. These expenses and costs are offset by interest earned on cash accumulated as a result of

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Predecessor’s not paying its pre-petition liabilities during the pendency of the bankruptcy cases as well as vendor settlements. Reorganization items for Predecessor for the period January 1 to December 9, 2003 are as follows:

Predecessor
January 1 to December 9, 2003
Professional fees	$(115)
Restructuring costs	(41)
Retention plan costs	(22)
Vendor settlements	45
Interest income, net	9

Total reorganization items, net	(124)
Gain on settlement of liabilities subject to compromise and recapitalization	23,076
Gain from fresh start adjustments	1,109

Reorganization items, net	$24,061

Preconfirmation Contingencies

During the years ended December 31, 2005 and 2004, the Company settled various third-party disputes and revised its estimated liability for other disputes related to periods prior to the emergence from chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulletin 11. The resulting net gain on the settlements and change in estimated liability of $36 and $29 is included within net gain on pre-confirmation contingencies in the consolidated statement of operations for the years ended December 31, 2005 and 2004. The most significant portion of the gain is a result of settlements with certain tax authorities and changes in the estimated liability for other income and non-income tax contingencies.

16. INCOME (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted income (loss) per share:

	Successor			Predecessor
	Year Ended December 31,		December 10 to December 31, 2003	January 1 to December 9, 2003
	2005	2004
Income (loss) from continuing operations	$(363)	$(311)	$(19)	$23,887
Preferred stock dividends	(4)	(4)	—	—

Income (loss) from continuing operations applicable to common shareholders	(367)	$(315)	$(19)	$23,887

Weighted average common shares outstanding:
Basic	22,466,180	22,002,858	22,000,000	909,413,046

Incremental shares based on assumed conversion of cumulative convertible preferred stock	—	—	—	43,046,468

Diluted	22,466,180	22,002,858	22,000,000	952,459,514

Income (loss) from continuing operations applicable to common shareholders:
Basic earnings (loss) per share	$(16.34)	$(14.31)	$(0.86)	$26.26

Diluted earnings (loss) per share	$(16.34)	$(14.31)	$(0.86)	$25.08

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The Company reported losses from continuing operations for the years ended December 31, 2005 and 2004 and the period December 10 to December 31, 2003. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share from continuing operations.

Diluted income (loss) per share for the years ended December 31, 2005 and 2004, and the periods from December 10, 2003 to December 31, 2003 and January 1, 2003 to December 9, 2003 does not include the effect of the following potential shares, as they are anti-dilutive:

	Successor			Predecessor
Potential common shares excluded from the calculation of diluted earnings (loss) per share (in millions)	Year Ended December 31,		December 10 to December 31, 2003	January 1 to December 9, 2003
	2005	2004
Mandatory convertible notes with controlling shareholder	14	13	—	—
Convertible preferred stock	18	18	18	—
Stock options	1	1	1	—
Restricted stock units	1	1	—	—

Total	34	33	19	—

In addition, 86 million stock options and warrants, having an exercise price greater than the average market price of the common shares, calculated on a weighted average basis, for the period January 1 to December 9, 2003, were excluded from the computation of diluted loss per share.

17. STOCK-BASED COMPENSATION

The Company recognized $56, $28, and $1, respectively, of non-cash stock related expenses for the year ended December 31, 2005 and 2004, and the period December 10 to December 31, 2003. These expenses are included in selling, general and administrative expenses and real estate, network and operations in the consolidated statements of operations. Stock-related expenses for each period relate to share-based awards granted under Global Crossing Limited 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) and reflect awards outstanding during such period, including awards granted both prior to and during such period. The Company adopted the 2003 Stock Incentive Plan on the Effective Date. Under the 2003 Stock Incentive Plan, the Company is authorized to issue, in the aggregate, share-based awards of up to 8,378,261 common shares to employees, directors and consultants who are selected to participate.

Stock Options

Non-qualified options to purchase 2,199,000 shares and 504,600 shares of GCL common stock were granted on the Effective Date and December 15, 2004, respectively. These stock options are exercisable over a ten-year period, vest over a three-year period and have an exercise price of $10.16 per share and $15.39 per share, respectively. During the year ended December 31, 2005, the Company awarded 88,326 stock options which vest over a three-year period and have an exercise price range of $16.26 to $20.50 per share.

As of December 9, 2003, Old GCL had 69,177,037 stock options outstanding. Pursuant to the Plan of Reorganization, all Old GCL’s outstanding stock options were cancelled.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Information regarding options granted and outstanding for the years ended December 31, 2005, 2004, and 2003 is summarized below:

	Number Outstanding	Weighted Average Exercise Price
Balance as of December 9, 2003	—	$—
Granted on December 9, 2003	2,199,000	$10.16
Successor balance as of December 31, 2003	2,199,000	$10.16
Granted	504,600	$15.39
Exercised	(53,690)	$10.16
Forfeited	(131,332)	$10.16

Balance as of December 31, 2004	2,518,578	$11.21
Granted	88,326	$19.78
Exercised	(194,359)	$10.21
Forfeited	(266,318)	$11.64

Balance as for December 31, 2005	2,146,227	$11.60

The following table summarizes information concerning outstanding and exercisable options for the year ended December 31, 2005:

		Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$10.16	1,628,301	8.0	$10.16	1,042,686	$10.16
$15.39	444,600	9.0	$15.39	148,170	$15.39
$20.50	73,326	9.0	$20.50	—	—

Total	2,146,227	8.24	$11.60	1,190,856	$10.81

Restricted Stock Units

During the year ended December 31, 2004, the Company awarded 1,183,475 restricted stock units to employees, officers and members of the Board of Directors under the 2003 Stock Incentive Plan. The restricted stock units vest and convert into common shares over a period between one and five years, with higher seniority employees having five year vesting periods. Granted but unvested units are forfeited upon termination of employment.

During the year ended December 31, 2005, the Company awarded 513,200 restricted stock units to officers of the Company under the 2003 Stock Incentive Plan. The restricted stock units vest and convert into common shares on June 14, 2008, and are subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The following table summarizes restricted stock units granted, forfeited and canceled for the years ended December 31, 2005 and 2004:

	Number of Restricted Stock Units	Weighted-Average Issue Price
Balance as of December 31, 2003	—
Granted	1,183,475	$29.26
Vested	—	—
Forfeited	(163,625)	—

Balance as for December 31, 2004	1,019,850	—
Granted	513,200	$16.02
Vested	(338,654)	—
Vested RSUs withheld for tax purposes	(5,632)
Forfeited	(121,626)	—

Balance as of December 31, 2005	1,067,138	—

During the year ended December 31, 2005, the Company awarded 600,600 performance share opportunities to officers of the Company under the 2003 Stock Incentive Plan. The performance share opportunities vest and convert into common shares on December 31, 2007, and are subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each performance share grantee will earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved and (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved or exceeded. No payout will be made for performance below threshold. The total performance share opportunity of each participant in this program comprises three separate award opportunities based on measures of combined 2005 and 2006 earnings, cash use, and gross margin attributable to the Company’s enterprise, carrier data, and indirect channel segment. As of December 31, 2005, there were 573,400 performance shares to be awarded, assuming the financial performance goals are met at target.

Senior Leadership Performance Program

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

The Program creates for each Participant an aggregate potential award under the Program (the “Maximum Award”), an amount equivalent to the Participant’s regular annual cash bonus target opportunity as of the date on which the Program was approved. The awards will be granted if the Company achieves specified performance goals relating to earnings (the “EBITDA Goal”) and/or cash flow (the “Cash Flow Goal”). Specifically, each Participant will be entitled to receive (i) a bonus in the amount equal to 50% of such Participant’s Maximum Award if the EBITDA Goal is achieved by September 30, 2006 and/or (ii) a bonus in an amount equal to 50% of such Participant’s Maximum Award if the Cash Flow Goal is achieved by December 31, 2006.

Any such bonus is payable 50% in cash and 50% in shares of the Company’s common stock issued under the 2003 Stock Incentive Plan. As of December 31 2005, there were 197,259 shares to be awarded to the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Participants under the Program, assuming the EBITDA Goal and Cash Flow Goal are met. If both the EBITDA Goal and the Cash Flow Goal are achieved, the aggregate cash bonus amount to be paid out under the Program would be approximately $3. Awards under the Program are in addition to any award payable under the annual cash bonus program or any other compensatory plan or arrangement. Participants must be employed by the Company at the time the EBITDA Goal and/or Cash Flow Goal are achieved to be eligible for an award.

During the year ended December 31, 2005, two new participants to the Program were granted performance share opportunities aggregating 16,163 shares payable in unrestricted shares of common stock, if the Company achieves specified goals related to the EBITDA Goal and/or the Cash Flow Goal by September 30, 2006 and December 31, 2006, respectively.

Annual Bonus Program

During the year ended December 31, 2005, the Board of Directors of the Company adopted the 2005 Annual Bonus Program (the “2005 Bonus Program”). The 2005 Bonus Program is an annual bonus applicable to substantially all employees of the Company, which is intended to retain such employees and to motivate them to help the Company achieve its financial goals. Each participant is provided a target award under the 2005 Bonus Program expressed as a percentage of base salary. Actual awards under the 2005 Bonus Program will be paid only if the Company achieves specified earnings and cash flow goals. Bonus payouts under the 2005 Bonus Program will be made half in cash and half in fully vested shares of common stock of the Company; provided that the Compensation Committee of the Board of Directors retains discretion to use cash rather than shares as the Committee deems fit. To the extent common shares are used for payment of bonus awards, such shares shall be valued based on the closing price on the NASDAQ National Market on the date financial results are certified by the Compensation Committee.

18. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a number of defined contribution plans. The principal defined contribution plans are discussed individually below. Other defined contribution plans are not individually significant and therefore have been summarized in aggregate below.

The Global Crossing Employees’ Retirement Savings Plan (the “Plan”) qualifies under Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of his or her annual earnings not to exceed certain limits. The Company provides 50% matching contributions up to 6% of gross compensation. The Company’s contributions to the Plan vest immediately. Expenses recorded by the Company relating to the Plan were approximately $4, $4, $0, and $4 for the years ended December 31, 2005 and 2004, the period December 10, 2003 to December 31, 2003 and the period January 1, 2003 to December 9, 2003, respectively.

The Company maintains a defined contribution plan for the employees of GCUK. Each eligible employee may contribute on a tax-deferred basis a portion of his or her annual earnings not to exceed certain limits. The Company will match 100% up to the first 8% of individual employee contributions, which vest after two years. Expenses recorded by the Company relating to the plan were approximately $3, $2, $0, and $3 for the years ended December 31, 2005 and 2004, the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003, respectively.

Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans were approximately $2, $3, $0 and $3 for the years ended December 31, 2005 and 2004, the period December 10, 2003 to December 31, 2003, the period January 1, 2003 to December 9, 2003, respectively.

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

GCUK has two separate pension plans, the Global Crossing U.K. Pension Plan (“GCUK Pension Plan”) and the Global Crossing Railways Pension Plan (“GCUK Railway Pension Plan”). Both pension plans were closed to new employees on December 31, 1999. The GCUK Railway Pension Plan is a pension plan that splits the costs 60%/40% between the Company and the employees respectively.

The Company uses a December 31 measurement date for all pension plans.

Changes in the projected benefit obligation for all pension plans sponsored by the Company are as follows:

	Pension Plans Successor December 31,
	2005	2004
Benefit obligation at beginning of period	$75	$58
Service cost	1	2
Interest cost	4	4
Actuarial loss	18	7
Benefits paid	(2)	(2)
Foreign exchange (gain) loss	(8)	6

Benefit obligation at end of period	$88	$75

Changes in the fair value of assets for all pension plans sponsored by the Company are as follows:

	Pension Plans Successor December 31,
	2005	2004
Fair value of plan assets at beginning of period	$73	$60
Actual return on plan assets	11	8
Employer contribution	1	1
Benefits paid	(2)	(2)
Foreign exchange (gain) loss	(6)	6

Fair value of plan assets at end of period	$77	$73

The funded status for all pension plans sponsored by the Company are as follows:

	Pension Plans Successor December 31,
	2005	2004
Funded status	$(11)	$(2)
Unrecognized net gain	10	2

Prepaid benefit cost, net	$(1)	$—

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Amounts recognized in the statement of financial position consist of the following:

	Pension Plans Successor December 31,
	2005	2004
Prepaid benefit cost	$7	$5
Accrued benefit liability	(5)	(5)
Accumulated other comprehensive loss	—	—

Net amount recognized	$2	$—

The total accumulated benefit obligation for all pension plans sponsored by the Company is $76 and $60, at December 31, 2005 and 2004, respectively.

The GCUK Railway Pension Plan benefit obligation exceeded the fair value of plan assets at December 31, 2005. The benefit obligation and fair value of plan assets for this plan was $62 and $53, respectively at December 31, 2005.

The GCUK Pension Plan benefit obligation exceeded the fair value of plan assets at December 31, 2005 and 2004. The benefit obligation and fair value of plan assets for this plan is $13 and $6, respectively at December 31, 2005 and $12 and $7, respectively at December 31, 2004. No other pension plans benefit obligation exceeded the fair value of plan assets.

Details on the effect on operations of principal pension plans sponsored by the Company are as follows:

	Pension Plans
	Successor			Predecessor
	Year End December 31, 2005	Year End December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003
Service cost	$1	$2	$—	$1
Interest cost on projected benefit obligation	3	2	—	3
Expected return on plan assets	(4)	(3)	—	(4)
Recognized due to emergence	—	—	—	5
Recognized curtailment (gain) loss	—	—	—	—

Net periodic pension (benefit) cost	—	1	—	5
Recognized due to spin-off to Citizens	—	—	—	7

Net (benefit) cost	$—	$1	$—	$12

In June 2001, the Company sold its incumbent local exchange carrier business to Citizens Communications. In December 2002, the Bankruptcy Court approved the transfer of the pension assets relating to the transferred employees and the related liability to Citizens, with the actual transfer of the assets occurring in February 2003.

Actuarial assumptions used to determine benefit obligations for pension plans sponsored by the Company are as follows:

	December 31,
	2005	2004
Discount rate	4.75% - 5.8%	5.25% - 6.25%
Compensation increases	3.75%	3.75%
Expected return on assets	6% - 8.5%	6.1% - 8.5%

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Actuarial assumptions used to determine net periodic benefit costs for pension plans sponsored by the Company are as follows:

	Successor		Predecessor
	Year Ended December 31, 2005	Year Ended December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003
Discount rate	5.25% - 5.8%	5.5% - 6.25%	5.6 - 6.25%	5.5 - 6.5%
Compensation increases	3.75%	3.75%	4.5%	4.5%

Investment strategies for all significant pension plans are as follows:

The GCUK Railways Pension Plan, which represents approximately 69% of the Company’s total plan assets as at December 31, 2005, is invested in 70% equity securities, 16% bonds, 10% real estate and 4% other assets. The current planned asset allocation strategy was determined with regard to actuarial characteristics of the GCUK Railway Pension Plan. It is based on the assumption that equities would outperform bonds over the long term and is consistent with the overall objective of long-term capital growth. The expected long-term rate of return on plan assets was calculated by the plan actuary and is based on historic returns each asset class held by the plan at the beginning of the year.

The Global Crossing North America, Inc. pension plan, which represents approximately 22% of the Company’s total plan assets as at December 31, 2005, is invested 65% in equity securities and 35% bonds which matches the target asset allocation. The target asset allocation has been derived based on the assumption that equities would outperform bonds over the long term and is consistent with the objective of long-term capital growth. The expected long-term rate of return on plan assets was calculated by the plan actuary and is based on historic returns each asset class held by the plan at the beginning of the year.

	Pension Plans Successor December 31,
	2005	2004
Equity securities	63%	71%
Debt securities	27%	19%
Real Estate	7%	6%
Other	3%	4%

Total	100%	100%

The Company expects to make total contributions of $2 in 2006 in respect of all pension plans.

Information for pension plan with an accumulated benefit obligation in excess of plan assets

As at December 31, 2005 and 2004 the accumulated benefit obligation (“ABO”) of the GCUK Pension Plan exceeded the fair value of the GCUK Pension Plan’s assets by $3 and $3, respectively. No additional minimum pension liability was recorded for the years ended December 31, 2005 and 2004, as the accrued benefit liability recorded was greater than the excess of the ABO over the fair value of plan assets.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The accumulated benefit obligation and fair value of assets relating to the GCUK Pension Plan were $9 and $6, respectively, at December 31, 2005, and $10 and $7, respectively, at December 31, 2004.

	Pension Plans Successor December 31,
	2005	2004
Accrued benefit liability	$(5)	$(5)
Accumulated other comprehensive income	—	—

Net amount recognized	$(5)	$(5)

	Pension Plans
	Successor			Predecessor
	Year End December 31, 2005	Year End December 31, 2004	December 10 to December 31, 2003	January 1 to December 9, 2003
Service cost	$1	$1	$—	$—
Interest cost on projected benefit obligation	—	—	—	1
Expected return on plan assets	—	—	—	—
Net amortization and deferral	—	—	—	—

Net (benefit) cost	$1	$1	$—	$1

None of the Company’s other pension plans’ ABO’s exceed the fair value of their respective pension plans assets as at December 31, 2005.

Benefit Payments

The following table summarizes expected benefit payments from the Company’s various pension plans through 2015. Actual benefits payments may differ from expected benefit payments.

Pension Plans
2006	$2
2007	2
2008	2
2009	2
2010-2015	14

Post Retirement Benefit Plan

The Company sponsors a post-retirement benefit plan for eligible employees of Global Crossing North America, Inc. Global Crossing North America, Inc.’s post-retirement benefit plan was frozen on December 31, 1996. As of December 31, 1996 all existing plan participants became eligible for postretirement benefits and all employees hired after this date are not eligible to participate in the plan. The benefit obligation at December 31, 2005 was $1. No additional disclosures have been provided as this obligation is not material.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

19. SALE OF ASSETS

Trader Voice

On May 3, 2005, the Company sold its Trader Voice business, which provides voice and data services primarily to the financial markets industry, to WestCom Corporation, after receiving all necessary regulatory approvals. The Company received $25 of gross cash proceeds from the transaction. The sale of Trader Voice resulted in a pre-tax gain of $14 ($13 after tax). This pre-tax gain is reported in other income (expense), net, in the consolidated statements of operations for the year ended December 31, 2005.

Small Business Group (“SBG”)

On March 19, 2005, the Company entered into an Asset Purchase Agreement (as amended, the “APA”) with Matrix Telecom, Inc. (“Matrix”) to sell its SBG business, which provides voice and data products to small and medium-sized business enterprises in the U.S., for an aggregate purchase price of $41 cash and the assumption of certain liabilities. Concurrently with the execution of the APA, the parties entered into a Management Services Agreement (the “MSA”) whereby Matrix conducted and managed the SBG business pending consummation of the sale under the APA. Certain provisions within the APA enabled Matrix to elect to pay the Company $33 (or 80% of the aggregate purchase price) in exchange for maintaining the profitability of the customers until the applicable closing date when all necessary regulatory approvals were received. Accordingly, the Company received $33 of gross proceeds in June 2005 and the sale was consummated effective December 31, 2005, at which time the Company received the remaining monies due under the agreement ($5 after certain purchase price adjustments for working capital items). The sale of SBG resulted in a pre and post-tax gain of $14, net of approximately $16 of management fees in accordance with the MSA, which is reported in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2005.

20. FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued construction costs, accounts payable, accrued liabilities, accrued interest, and obligations under capital leases approximate their fair value. The fair value of the GCUK Notes and GCUK cross-currency interest rate swap transaction are based on market quotes. Management believes the carrying value of the Convertible Notes and other debt approximated fair value as of December 31, 2005 and 2004, respectively. The fair values are as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
GCUK Notes	$376	$354	$396	$401
Convertible notes with controlling shareholder	$262	$262	$250	$250
GCUK cross-currency interest rate swap transaction	$3	$3	$(5)	$(5)
Other debt	$11	$11	$6	$6

21. COMMITMENTS, CONTINGENCIES AND OTHER

Contingencies

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at December 31, 2005 and 2004.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Under the GC Debtors’ Plan of Reorganization, which became effective on December 9, 2003, essentially all claims against the GC Debtors that arose prior to the commencement of the chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against the Company at that time, were included in that discharge. However, certain claims pending at that time could affect the Successor. The following is a description of those claims and other material legal proceedings in respect of claims alleged to have arisen after the commencement of the chapter 11 cases that were pending during or after the fourth quarter of 2005.

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

On November 17, 2004, SBC’s LEC affiliates commenced an action against the Company and other defendants in the U.S. District Court for the Eastern District of Missouri. The complaint alleges that the Company, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic in a manner designed to avoid the payment of interstate and intrastate access charges.

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a First Amended Complaint on February 4, 2005. The First Amended Complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the First Amended Complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the FCC and the FCC has sought comments on the issues referred by the Court. The Company filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing SBC’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the GC Debtors’ Plan of Reorganization; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, SBC moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. The Company filed its response to the motion on March 6, 2006, requesting that the Court deny the motion.

Restatement Class Action Litigation

Following the Company’s April 27, 2004 announcement that the Company expected to restate certain of its consolidated financial statements as of and for the year ended December 31, 2003, eight separate class action lawsuits all purporting to be brought on behalf of Company shareholders were commenced against the Company and certain of its officers and directors in the U.S. District Courts in New Jersey, New York and California. The cases were consolidated and transferred by the Judicial Panel on Multidistrict Litigation to Judge Gerard Lynch of the U.S. District Court for the Southern District of New York based on his past involvement in prior cases involving the Company. On February 18, 2005, lead plaintiffs filed an amended consolidated class action complaint against the Company and two of its past and present officers.

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

The consolidated amended complaint, on behalf of a class of persons who purchased or acquired the Company’s common stock between December 9, 2003 and April 26, 2004, asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act. Plaintiffs contend that the Company’s misstatement or omissions artificially inflated the price of the Company’s stock, which declined when the “true” costs were disclosed. Plaintiffs seek compensatory damages as well as other relief. The Company and the lead plaintiffs have agreed in principle to settle the litigation under the terms of a proposed settlement agreement that remains subject to final negotiation and court approval. The proposed settlement agreement contemplates the creation of a settlement fund by the Company, subject to reimbursement in full by the Company’s directors and officers liability insurance carrier. If the case is not settled, defendants anticipate filing a motion to dismiss the consolidated amended complaint.

Claim by the U.S. Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the U.S. Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Limited (“PCL”), a former subsidiary of the Company, violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration. The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. On November 7, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the Bankruptcy Court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $14. Negotiations with PCL to resolve the remaining issues are ongoing but no final resolution has been reached. An identical claim that had been filed in the bankruptcy proceedings of PCL was settled in principle in September 2005 and was subsequently approved by the court as part of the PCL plan of reorganization confirmed in an order dated November 10, 2005. The Company has commenced preliminary discussions with NOAA as to the impact that settlement has on the claim against the Company.

United Kingdom Anti-Trust Investigation

In 2002, an investigation was commenced by the United Kingdom Office of Fair Trading (“OFT”) regarding an allegation that various subsea cable operator entities, including the Company, had engaged in an illegal agreement collectively to boycott a company located in the U.K. that was holding itself out as providing a means for the landing of subsea telecommunications cables at a location in the U.K. The Company responded to that investigation in 2002 denying the allegation.

In August 2003, the OFT extended its investigation in respect of allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine telecommunication cables on their land in the U.K. The Company responded to that investigation denying illegality on October 10, 2003. The Company cooperated fully with the investigation and has supplied additional factual materials including a number of formal witness statements. By a letter dated January 24, 2006, the OFT notified the Company that it had provisionally decided to close both investigations. The Company expects that this provisional decision will be formally ratified in the very near future.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Qwest Rights-of-Way Litigation

In May 2001, a purported class action was commenced against three of the Company’s subsidiaries in the U.S. District Court for the Southern District of Illinois. The complaint alleges that the Company had no right to install a fiber-optic cable in rights-of-way granted by the plaintiffs to certain railroads. Pursuant to an agreement with Qwest Communications Corporation, the Company has an indefeasible right to use certain fiber-optical cables in a fiber-optic communications system constructed by Qwest within the rights-of-way. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber-optic cable for use by Qwest or any other entities. The action has been brought on behalf of a national class of landowners whose property underlies or is adjacent to a railroad right-of-way within which the fiber-optic cables have been installed. The action seeks actual damages in an unstated amount and alleges that the wrongs done by the Company involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. The Company made a demand of Qwest to defend and indemnify the Company in the lawsuit. In response, Qwest has appointed defense counsel to protect the Company’s interests.

The Company’s North American network includes capacity purchased from Qwest on an IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on the Company’s ability to utilize large portions of the Company’s North American network. This litigation was stayed against the Company pending the effective date of the GC Debtors’ Plan of Reorganization, and the plaintiffs’ pre-petition claims against the Company were discharged at that time in accordance with the Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate large portions of its North American network, although it believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which the Company originally purchased this capacity. As part of a global resolution of all bankruptcy claims asserted against the Company by Qwest, Qwest agreed to reaffirm its obligations of defense and indemnity to the Company for the assertions made in this claim. In September 2002, Qwest and certain of the other telecommunication carrier defendants filed a proposed settlement agreement in the U.S. District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court’s injunction were opposed by a number of parties who intervened and an appeal was taken to the U.S. Court of Appeals for the Seventh Circuit. In a decision dated October 19, 2004, the Court of Appeals reversed the approval of the settlement and lifted the injunction. The case has been remanded to the District Court for further proceedings.

Customs Tax Audit

A tax authority in South America has concluded a preliminary audit of the Company’s books and records for the years ended December 31, 2001 and 2000 and has made certain initial findings adverse to the Company including the following: failure to disclose discounts on certain goods imported into the country, failure to include the value of software installed on certain computer equipment, and clerical errors in filed import documents. The Company has received formal assessments totaling $9. The potential customs and duties exposure, including possible treble penalties to the Company, could be as high as $35. The Company is now engaged in litigation with the tax authority to resolve the issues raised in the assessment.

Foreign Income Tax Audit

A tax authority in South America issued a preliminary notice of findings based on an income tax audit for calendar years 2001 and 2002. The examiner’s initial findings took the position that the Company incorrectly

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. An official assessment of $26, including potential interest and penalties, was issued in 2005. The Company has challenged the assessment and expects lengthy litigation if the assessment is not resolved with the tax authority.

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber-optic cable, which was constructed, owned and operated by PCL. PCL asserts that the Company and Asia Global Crossing, another former subsidiary of the Company, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by the Company and Asia Global Crossing on behalf of PCL.

During the pendency of the company’s Chapter 11 proceedings, on January 14, 2003, PCL filed an administrative expense claim in the Bankruptcy Court for $8 in post-petition services plus unliquidated amounts arising from the Company’s alleged breaches of fiduciary duty and misallocation of PCL’s revenues. The Company objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of $79 claiming the Company failed to pay revenue for services and maintenance charges relating to PC-1 capacity and failed to pay PCL for use of the related cable stations and seeking to recover a portion of the monies received by the Company under a settlement agreement entered into with Microsoft Corporation and an arbitration award against Softbank. The Company filed an objection to the amended claim seeking to dismiss, expunge and/or reclassify the claim and PCL responded to the objection by filing a motion for partial summary judgment claiming approximately $22 for the capacity, operations and maintenance charges and co-location charges and up to approximately $78 for the Microsoft and Softbank proceeds. PCL’s claim for co-location charges (which comprised approximately $2 of the total claim) has been settled pursuant to a settlement agreement which was approved by PCL’s bankruptcy court on November 10, 2005.

PCL and the Company have also agreed that PCL’s claims will be consolidated with those which the Company has filed against PCL in its separate bankruptcy case and both parties’ claims will be litigated in the Company’s bankruptcy court. No monies will be paid by either party until both parties’ countervailing claims have been resolved. The Company and PCL are currently negotiating the terms of a new scheduling order, which may ultimately provide for the withdrawal of PCL’s pending summary judgment motion and the filing of a new summary judgment motion. At present, PCL appears to have abandoned its claims for alleged breaches of fiduciary duty, however, it has represented to the Company that it intends to continue prosecuting its claims for misallocation of revenues.

Foreign Government Highways Tax

On December 20, 2004, representatives of one of the Company’s European subsidiaries were advised at a meeting with the applicable governmental agency for highways that a tax would be levied on the Company in respect of the Company’s network in that country. The Company originally received assessments totaling $4. The Company has formally appealed all tax assessments received and in the third quarter of 2005 received notice that the government had accepted certain points of the Company’s appeal which is expected to reduce the Company’s liability to less than $1. The Company has received further assessments in early 2006 which further reduce the Company’s anticipated liability. The Company is continuing with its appeal to seek further reductions.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Administrative Claims from the Chapter 11 Case

Under the Plan of Reorganization, claims arising after the commencement of the GC Debtors’ chapter 11 cases (“Administrative Claims”) are generally to be paid in full. As is typical in chapter 11 cases, Administrative Claims were asserted against the GC Debtors that far exceed the amount owed. The Company assumed responsibility for resolving the Administrative Claims and does not believe that the resolution of those claims will have a material adverse effect on its financial position, results of operations, or cash flows.

Commitments

Cost of Access, Third Party Maintenance and Other Purchase Commitment Obligations

The Company has purchase commitments with third-party access vendors that require it to make payments to purchase network services, capacity and telecommunications equipment through 2025. Some of these access vendor commitments require the Company to maintain minimum monthly and/or annual billings, in certain cases based on usage. In addition, the Company has purchase commitments with third parties that require it to make payments for operations, administration and maintenance services for certain portions of its network through 2024. Further, the Company has purchase commitments with other vendors.

The following table summarizes the Company’s purchase commitments at December 31, 2005:

	Total	Less than 1 year (2006)	1-3 years (2007-2008)	3-5 years (2009-2010)	More than 5 years (2011-2025)
Cost of access services	$563	$188	$240	$119	$16
Third-party maintenance services	415	71	51	37	256
Other purchase obligations	190	94	58	20	18

Total	$1,168	$353	$349	$176	$290

Operating leases

The Company has commitments under various non-cancelable operating leases for office and equipment space, automobiles, equipment rentals, network capacity contracts and other leases. Estimated future minimum lease payments on operating leases are approximately as follows:

Year Ending December 31,
2006	$100
2007	96
2008	90
2009	79
2010	71
Thereafter	464

Total	$900

Rental expense related to office and equipment space, automobiles, equipment rentals and other leases for the years ended December 31, 2005 and 2004, and the periods December 10 to December 31, 2003 and January 1, to December 9, 2003, was $98, $101, $ 9 and $102, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

22. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the years ended December 31, 2005, 2004 and 2003 the Company provided approximately $0.2, $1.2 and $0.3 respectively, of telecommunications services to subsidiaries and affiliates of the Company’s indirect majority shareholder and parent company, ST Telemedia. Further, during the years ended December 31, 2005, 2004 and 2003 the Company received approximately $1.3, $0.9 and $0.7 of co-location services from an affiliate of ST Telemedia. Additionally, during the years ended December 31, 2005, 2004 and 2003, the Company accrued dividends and interest of $32.0, $31.4, and $1.6, respectively, related to debt and preferred stock held by affiliate of ST Telemedia.

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

On December 23, 2004, the Company and ST Telemedia completed the Restructuring Agreement whereby the Company repaid $75 principal of the Exit Notes and issued $250 Convertible Notes in exchange for termination of the remaining $125 of Exit Notes and $125 Bridge Loan Facility. See Note 11 for further information on the Exit Notes, Bridge Loan Facility, Convertible Notes and Restructuring Agreement.

During the year ended December 31 2004, the Company paid approximately $28.5 of interest related to the Exit Notes and Bridge Loan Facility to a subsidiary of ST Telemedia.

As of December 31, 2005 and 2004, the Company had approximately $24.1 and $4.4, respectively, due to ST Telemedia and its subsidiaries and affiliates, and approximately $0.0 and $0.1, respectively, due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates relate to interest due under the Convertible Notes and dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” and “other deferred liabilities,” respectively, in the accompanying consolidated balance sheets. The Company accrues interest on the Convertible Notes at the annual rate of 11% due to certain provisions in the Convertible Notes indenture that could obligate the Company to pay interest retroactively at that rate if the Company were unable to deliver common shares upon receiving a notice of conversion from a holder of such notes (a “Conversion Restriction”). However, at such time, if any, as the Convertible Notes are converted into common shares of the Company, all amounts accrued for interest and principal on the applicable Convertible Notes will be reclassified to common stock and additional paid in capital. During the year ended December 31, 2005, $12.1 of accrued interest related to the Convertible Notes was converted to additional Convertible Notes. This represents interest accrued through December 29, 2005, calculated at the 4.7% annual rate that applies in the absence of a Conversion Restriction.

Commercial relationships between the Company and the Slim Family

According to filings made with the SEC, Carlos Slim Helu and members of his family (collectively, the “Slim Family”), together with entities controlled by the Slim Family, held greater than 10% of the Company’s common stock as of December 31, 2005. Accordingly, the members of the Slim Family may therefore be considered related parties of the Company. During the years ended December 31, 2005 and 2004, the Company engaged in various commercial transactions in the ordinary course of business with telecommunications companies controlled by or subject to significant influence from the Slim Family (“Slim-Related Entities”). Specifically, telecommunications services provided to Slim-Related Entities during the years ended

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

December 31, 2005 and 2004 were approximately $7.4 and $6.0, respectively. Purchases of access-related services from Slim-Related Entities were approximately $6.6 and $6.0, respectively, for the years ended December 31, 2005 and 2004.

Loans to Executive Officers

In February 2001, one of the Company’s subsidiaries made a $3.0 interest-free loan to an executive officer of the Company. The loan was forgiven in three equal installments on the first, second and third anniversaries of the date of grant.

Settlement with Asia Global Crossing Bankruptcy Trustee

In November 2004, the bankruptcy trustee for Asia Global Crossing Ltd., a former majority-owned subsidiary of the Company now in liquidation under chapter 7 of the U.S. Bankruptcy Code (“AGC”), filed a lawsuit against a number of former directors and officers of AGC, including the chief executive officer and certain other senior officers of the Company (collectively, the “Company Parties”). The lawsuit alleged, among other things, breaches of fiduciary duty and duty of loyalty, preferential transfers, and fraudulent conveyances, in each case arising prior to the AGC bankruptcy filing in November 2002. The Company is not named as a defendant in the lawsuit. To avoid adverse consequences to the Company that might result from protracted litigation of the matter, the Company entered into a stipulation of settlement on November 30, 2005 with (among others) the AGC bankruptcy trustee and agreed to contribute $4 to a larger settlement fund. The stipulation of settlement is currently subject to the approval of Judge Lynch of the U.S. District Court for the Southern District of New York and to the approval of AGC’s bankruptcy court. The Company expects Judge Lynch to rule on the settlement in mid-March and a hearing is scheduled to consider the settlement before AGC’s bankruptcy court on March 23, 2005 (after which hearing there is a 10 business day period for objection to the ruling). Assuming each court approves the settlement, the Company would be required to contribute $2 to the settlement fund within 31 days after the rulings become final and the remaining $2 on January 31, 2007.

23. SEGMENT REPORTING

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker in deciding how to assess performance and allocate resources. In 2005, the Company increased its focus on becoming a premier provider of global data and IP services to enterprises, and the Company’s chief operating decision maker began assessing performance and allocating resources based on three separate operating segments. These operating segments are “enterprise, carrier data and indirect channels”, “carrier voice” and “consumer voice, small business group and Trader Voice.” Disclosures related to 2004 have been restated to be consistent with the 2005 operating segment structure. Disclosures related to 2003 have not been restated as management has determined that it would be impracticable to do so within the meaning of SFAS No. 131.

The enterprise, carrier data and indirect channels segment consists of: (i) the provision of voice, data and collaboration services to all customers other than carriers, consumers, and Trader Voice and small business group customers; (ii) the provision of data products, including IP, transport and capacity services, to telecommunications carrier customers; and (iii) the provision of voice, data and managed services to or through business relationships with other telecommunications carriers, sales agents and system integrators.

The carrier voice segment consists of the provision of U.S. domestic and international long distance voice services to carrier customers.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The consumer voice, small business group and Trader Voice segment consists of the provision of voice and data services to these customers. During 2005 the small business group and Trader Voice were sold (see Note 19).

The Company’s long-lived assets are not specifically identifiable to any particular segment as they are used to provide products and services to all customers. Therefore, the disclosure of long-lived assets by segment has not been included.

The Company defines adjusted gross margin as revenue less cost of access. This metric is a key financial measure used by the chief operating decision maker in assessing segment performance and allocating resources. Adjusted gross margin is not recognized under GAAP.

Segment information

For the year ended December 31, 2005:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$1,085	$777	$106	$1,968
Cost of access	(496)	(673)	(47)	(1,216)

Adjusted gross margin	$589	$104	$59	752

Real estate, network and operations				(309)
Third party maintenance				(96)
Cost of equipment sales				(55)

Gross margin				$292

For the year ended December 31, 2004:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$1,066	$1,256	$165	$2,487
Cost of access	(517)	(1,133)	(81)	(1,731)

Adjusted gross margin	$549	$123	$84	756

Real estate, network and operations				(311)
Third party maintenance				(113)
Cost of equipment sales				(45)

Gross margin				$287

For information related to quarterly segment information for the years ended December 31, 2005 and 2004 see Note 25.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

Geographic Information

Company information provided on geographic sales is based on the order location of the customer. Long-lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Successor			Predecessor
	Year Ended December 31,		December 10 to December 31, 2003	January 1 to December 9, 2003
	2005	2004
Revenue(1):
United States	$1,369	$1,745	$114	$1,877
United Kingdom	518	668	44	631
Other Countries	81	74	6	91

Consolidated Worldwide	$1,968	$2,487	$164	$2,599

	Successor
	December 31,
	2005	2004	2003
Long-lived assets:
United States	$337	$333	$395
United Kingdom	222	266	252
International waters	181	208	285
Other Countries	223	258	201
Other(2)	—	14	110

Consolidated Worldwide	$963	$1,079	$1,243

(1)	There were no individual customers for the years ended December 31, 2005 and 2004, and the periods December 10 to December 31, 2003 and January 1 to December 9, 2003 that accounted for more than 10% of consolidated revenue.
(2)	Long-lived assets include property and equipment and intangible assets such as customer lists, trademark and trade name, goodwill and internally developed software.

24. SUPPLEMENTAL CASH FLOW INFORMATION

	Successor			Predecessor
	Year Ended December 31,		December 10 to December 31, 2003	January 1 to December 9, 2003
	2005	2004
SUPPLEMENTAL INFORMATION ON NON-CASH
FINANCING ACTIVITIES:
Common stock issued to holders of preferred stock	$—	$—	$—	$24

Accrued interest converted to Convertible Notes	$12	$—	$—	$—

During the year ended December 31, 2004, the Company restructured its debt held by its controlling shareholder ST Telemedia and its subsidiaries and exchanged $125 of principal amount of Exit Notes and $125 of Bridge Loan Facility for $250 of Convertible Notes. See Note 11.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Changes in operating working capital:
Accounts receivable	$(10)	$(80)	$6	$(24)
Other current assets	(8)	25	(12)	10
Accounts payable	78	12	49	(13)
Accrued cost of access	(12)	60	(48)	7
Restructuring reserve—current	(9)	17	(3)	(87)
Other current liabilities	24	61	(48)	252

	$63	$95	$(56)	$145

Restricted cash disbursed related to sale of IPC	$—	$—	$—	$(309)

Cash paid for interest and income taxes:
Cash paid for interest	$54	$32	$1	$7

Cash paid (received) for income taxes, net	$2	$4	$(1)	$(34)

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the unaudited quarterly results for the years ended December 31, 2005 and 2004.

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$526	$499	$481	$462
Cost of access[4]	(320)	(311)	(306)	(279)
Real estate, network and operations[3]	(79)	(77)	(75)	(78)
Third party maintenance	(26)	(24)	(24)	(22)
Cost of equipment sales	(12)	(15)	(13)	(15)

Total cost of revenue	(437)	(427)	(418)	(394)
Selling, general and administrative[2]	(117)	(99)	(96)	(100)
Depreciation and amortization	(37)	(33)	(36)	(36)

Operating loss	(65)	(60)	(69)	(68)
Loss from continuing operations	(106)	(76)	(102)	(79)
Discontinued operations	—	1	8	—

Net loss	(106)	(75)	(94)	(79)
Loss applicable to common shareholders	(107)	(76)	(95)	(80)
Income (loss) per share:
Loss from continuing operations per common share, basic and diluted	$(4.82)	$(3.41)	$(4.56)	$(3.55)

Income from discontinued operations per common share, basic and diluted	$—	$0.04	$0.35	$—

Loss applicable to common shareholders per common share, basic and diluted	$(4.82)	$(3.37)	$(4.21)	$(3.55)

Shares used in computing basic and diluted loss per share	22,218,468	22,522,090	22,554,760	22,564,624

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$666	$628	$620	$573
Cost of access	(479)	(450)	(435)	(367)
Real estate, network and operation	(82)	(69)	(80)	(80)
Third party maintenance	(31)	(27)	(28)	(27)
Cost of equipment sales	(13)	(13)	(8)	(11)

Total cost of revenue	(605)	(559)	(551)	(485)
Selling, general and administrative	(98)	(107)	(104)	(107)
Depreciation and amortization	(43)	(39)	(45)	(37)

Operating loss	(80)	(77)	(80)	(56)
Loss from continuing operations[1]	(95)	(97)	(91)	(28)
Discontinued operations	(13)	(9)	(4)	1

Net loss	(108)	(106)	(95)	(27)
Loss applicable to common shareholders	(109)	(107)	(96)	(28)
Income (loss) per share:
Loss from continuing operations per common share, basic and diluted	$(4.37)	$(4.45)	$(4.18)	$(1.31)

Income from discontinued operations per common share, basic and diluted	$(0.59)	$(0.41)	$(0.18)	$0.04

Loss applicable to common shareholder per common share, basic and diluted	$(4.96)	$(4.86)	$(4.36)	$(1.27)

Shares used in computing basic and diluted loss per share	22,000,000	22,000,000	22,000,000	22,011,339

[1]	In August 2004 the Company sold Global Marine and the Company’s interest in SBSS (see Note 4). Global Marine and SBSS are presented as a discontinued operations for all periods presented.
[2]	During the first quarter of 2005 the Company increased its restructuring reserve for facility closings by $24 as a result of a reduction in estimated third-party sublease payments for restructured properties.
[3]	During the fourth quarter of 2005, the Company recorded an $8 real estate tax rebate as a reduction in real estate costs. The rebate was received in February 2006.
[4]	During the fourth quarter of 2005, the Company revised its estimated cost of access dispute accrual and reduced the accrual by $10 which was recorded as a reduction in cost of access expense.

The sum of the quarterly net loss per share amounts may not equal the full-year amount since the computations of the weighted average number of shares outstanding for each quarter and the full year are made independent.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

The following table’s present quarterly segment data for the years ended December 31, 2005 and 2004.

For the quarter ended December 31, 2005:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$269	$172	$21	$462
Cost of access	(120)	(150)	(9)	(279)

Adjusted gross margin	$149	$22	$12	183

Real estate, network and operations				(78)
Third party maintenance				(22)
Cost of equipment sales				(15)

Gross margin				$68

For the quarter ended September 30, 2005:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$269	$189	$23	$481
Cost of access	(126)	(170)	(10)	(306)

Adjusted gross margin	$143	$19	$13	175

Real estate, network and operations				(75)
Third party maintenance				(24)
Cost of equipment sales				(13)

Gross margin				$63

For the quarter ended June 30, 2005:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$274	$197	$28	$499
Cost of access	(126)	(172)	(13)	(311)

Adjusted gross margin	$148	$25	$15	188

Real estate, network and operations				(77)
Third party maintenance				(24)
Cost of equipment sales				(15)

Gross margin				$72

For the quarter ended March 31, 2005:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$273	$219	$34	$526
Cost of access	(124)	(181)	(15)	(320)

Adjusted gross margin	$149	$38	$19	206

Real estate, network and operations				(79)
Third party maintenance				(26)
Cost of equipment sales				(12)

Gross margin				$89

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of sites, square footage, percentage, share and per share information)

For the quarter ended December 31, 2004:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$271	$264	$38	$573
Cost of access	(118)	(231)	(18)	(367)

Adjusted gross margin	$153	$33	$20	206

Real estate, network and operations				(80)
Third party maintenance				(27)
Cost of equipment sales				(11)

Gross margin				$88

For the quarter ended September 30, 2004:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$264	$318	$38	$620
Cost of access	(131)	(286)	(18)	(435)

Adjusted gross margin	$133	$32	$20	185

Real estate, network and operations				(80)
Third party maintenance				(28)
Cost of equipment sales				(8)

Gross margin				$69

For the quarter ended June 30, 2004:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$263	$323	$42	$628
Cost of access	(133)	(296)	(21)	(450)

Adjusted gross margin	$130	$27	$21	178

Real estate, network and operations				(69)
Third party maintenance				(27)
Cost of equipment sales				(13)

Gross margin				$69

For the quarter ended March 31, 2004:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$268	$351	$47	$666
Cost of access	(135)	(320)	(24)	(479)

Adjusted gross margin	$133	$31	$23	187

Real estate, network and operations				(82)
Third party maintenance				(31)
Cost of equipment sales				(13)

Gross margin				$61

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions		Deductions	Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Successor:
2005
Reserve for uncollectible accounts and sales credits	$88	$6	$25	$(70)	$49
Restructuring reserves	$159	$18	$(18)	$(39)	$120
Deferred tax valuation allowance	$2,475	$(47)	$(60)	$—	$2,368
2004
Reserve for uncollectible accounts and sales credits	$115	$10	$1	$(38)	$88
Restructuring reserves	$193	$15	$12	$(61)	$159
Deferred tax valuation allowance	$4,127	$(1,578)	$(74)	$—	$2,475
December 10 to December 31, 2003
Reserve for uncollectible accounts and sales credits	$115	$3	$5	$(8)	$115
Restructuring reserves	$179	$—	$16	$(2)	$193
Deferred tax valuation allowance	$3,604	$523	$—	$—	$4,127
Predecessor:
January 1, 2003 to December 9, 2003
Reserve for uncollectible accounts and sales credits	$128	$45	$43	$(101)	$115
Restructuring reserves	$269	$41	$11	$(142)	$179
Deferred tax valuation allowance	$3,144	$460	$—	$—	$3,604