Form 10-Q
period 2006-03-31
GLOBAL CROSSING LTD
filed 2006-05-10
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2006 was 24,408,679.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$154	$224
Restricted cash and cash equivalents	4	5
Accounts receivable, net of allowances of $52 and $49	223	225
Prepaid costs and other current assets	83	94

Total current assets	464	548

Property and equipment, net of accumulated depreciation of $278 and $242	966	963
Other assets	82	79

Total assets	$1,512	$1,590

LIABILITIES:
Current liabilities:
Accounts payable	$164	$197
Accrued cost of access	143	134
Current portion of long term debt	31	26
Accrued restructuring costs—current portion	30	31
Deferred revenue—current portion	88	89
Other current liabilities	344	330

Total current liabilities	800	807

Debt with controlling shareholder	262	262
Long term debt	360	361
Obligations under capital leases	79	62
Deferred revenue	115	115
Accrued restructuring costs	85	89
Other deferred liabilities	67	67

Total liabilities	1,768	1,763

SHAREHOLDERS’ DEFICIT:
Common stock, 55,000,000 shares authorized, $.01 par value, 24,367,830 and 22,586,703 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	—	—
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	561	534
Accumulated other comprehensive loss	(10)	(8)
Accumulated deficit	(809)	(701)

Total shareholders’ deficit	(256)	(173)

Total liabilities and shareholders’ deficit	$1,512	$1,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$456	$526
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(285)	(320)
Real estate, network and operations	(77)	(79)
Third party maintenance	(24)	(26)
Cost of equipment sales	(15)	(12)

Total cost of revenue	(401)	(437)
Selling, general and administrative	(100)	(117)
Depreciation and amortization	(37)	(37)

Total operating expenses	(538)	(591)

Operating loss	(82)	(65)
Other income (expense):
Interest income	2	3
Interest expense	(23)	(24)
Other income (expense), net	1	(13)

Loss before reorganization items and provision for income taxes	(102)	(99)
Net gain on preconfirmation contingencies	6	2

Loss before provision for income taxes	(96)	(97)
Provision for income taxes	(12)	(9)

Net loss	(108)	(106)
Preferred stock dividends	(1)	(1)

Loss applicable to common shareholders	$(109)	$(107)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(4.75)	$(4.82)

Weighted average number of common shares	22,946,732	22,218,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2006	2005
Cash flows provided by (used in) operating activities:
Net loss	$(108)	$(106)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	—	3
Non-cash income tax provision	11	8
Non-cash stock compensation expense	12	13
Depreciation and amortization	37	37
Provision for doubtful accounts	2	—
Amortization of prior period IRUs	(1)	(1)
Deferred reorganization costs	—	(6)
Gain on preconfirmation contingencies	(6)	(2)
Changes in operating working capital	(7)	(41)
Other	4	41

Net cash used in operating activities	(56)	(54)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(14)	(24)
Change in restricted cash and cash equivalents	2	(5)

Net cash used in investing activities	(12)	(29)

Cash flows provided by (used in) financing activities:
Repayment of capital lease obligations	(3)	(3)
Repayment of long term debt	(1)	—
Proceeds from exercise of stock options	2	1
Other	(1)	(1)

Net cash used in financing activities	(3)	(3)

Effect of exchange rate changes on cash and cash equivalents	1	(2)

Net decrease in cash and cash equivalents	(70)	(88)
Cash and cash equivalents, beginning of period	224	365

Cash and cash equivalents, end of period	$154	$277

Non cash investing and financing activities:
Capital lease and debt obligations incurred	$27	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of locations, square footage, employees, share and per share information)

1.	BACKGROUND AND ORGANIZATION

Global Crossing Limited and its subsidiaries (collectively, the “Company”) provide telecommunication services using a global IP-based network that directly connects more than 300 major cities in 29 countries and delivers services to more than 600 cities in more than 60 countries around the world. The Company serves many of the world’s largest corporations, providing a full range of managed data and voice products and services. For management purposes, the Company’s operations are organized into three reportable operating segments: (i) enterprise, carrier data and indirect channels, (ii) carrier voice, and (iii) consumer voice (see Note 11).

2.	BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report for the year ended December 31, 2005 filed with the SEC on Form 10-K. These condensed consolidated financial statements include the accounts of the Company over which it exercises control. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the periods presented. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations.

Reclassifications

Certain amounts in prior period condensed consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year presentation.

3.	RESTRUCTURING ACTIVITIES

2004 Restructuring Plan

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

As a result of these efforts, the Company incurred cash restructuring charges of approximately $11 for severance and related benefits in 2004 in connection with the anticipated workforce reductions and an additional $1 for real estate consolidation. All amounts incurred for employee separations had been paid at December 31, 2005, and it is anticipated that payment in respect of these restructuring activities related to real estate consolidations will continue through 2008. At March 31, 2006 the restructuring reserve related to this plan is $1. Restructuring charges for all periods are included in selling, general, and administrative expenses in the condensed consolidated statement of operations.

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

The facilities closings reserve is composed of continuing building lease obligations, estimated decommissioning costs and broker commissions for the restructured sites (aggregating $397 as of March 31, 2006), offset by anticipated receipts from existing and future third-party subleases. As of March 31, 2006, anticipated third-party sublease receipts were $283, representing $96 from subleases already entered into and $187 from subleases projected to be entered into in the future. The Company continues to review the anticipated costs and third-party sublease payments on a quarterly basis and records adjustments for changes in these estimates in the period such changes become known.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the three months ended March 31, 2006 (unaudited):

Facility Closings
Balance at December 31, 2005	$119
Deductions	(8)
Foreign currency impact	3

Balance at March 31, 2006	$114

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

4.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2006	December 31, 2005
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$95	$97
Accrued payroll, bonus, commissions, and related benefits	52	57
Accrued interest	38	19
Current portion of capital lease obligations	22	14
Accrued professional fees	18	20
Accrued real estate and related costs	17	17
Accrued operations, administration & maintenance costs	13	7
Accrued capital expenditures	8	16
Income taxes payable	8	10
Deferred reorganization costs	7	8
Other	66	65

Total other current liabilities	$344	$330

5.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment,” (“SFAS 123R”) using the modified prospective method. SFAS 123R requires all share-based awards granted to employees to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Prior to the adoption of SFAS 123R, stock-based compensation expense was recognized using the fair value provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) which the Company adopted on December 9, 2003. The fair value method under SFAS 123R is similar to the fair value method under SFAS 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS 123R requires an estimate of future forfeitures whereas SFAS 123 permitted recognizing the impact of the forfeitures as they occur. As the Company estimated the impact of future forfeitures for the majority of its share-based payment plans upon adoption of SFAS 123, the impact on the Company’s consolidated results of operations or financial position of adopting SFAS 123R is estimated to be less than $0.2 over the remaining service period. SFAS 123R also requires the realization of tax benefits in excess of amounts recognized for financial reporting purposes to be recognized as a financing activity rather than an operating activity in the consolidated statement of cash flows. Currently only our Global Crossing (UK) Telecommunications Limited subsidiary (together with its subsidiaries, “GCUK”) has the ability to realize any tax benefits.

For the three months ended March 31, 2006 and 2005, the Company recognized $12 and $13, respectively, of non-cash stock related expenses. These expenses are included in real estate, network and operations and selling, general and administrative in the condensed consolidated statements of operations. The stock-related expenses for each period reflect share-based awards outstanding during such period, including awards granted both prior to and during such period.

During the three months ended March 31, 2006, the Company awarded 436,900 restricted stock units which vest on March 7, 2009 and 518,900 performance share opportunities which vest on December 31, 2008, in each

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

case subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each performance share grantee will earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved and (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved. No payout will be made for performance below threshold, and the payout for performance above maximum is capped at 150% of the target opportunity. The total performance share opportunity of each participant in this program comprises three separate award opportunities based on measures of combined 2006 and 2007 earnings, cash use, and adjusted gross margin attributable to the Company’s enterprise, carrier data and indirect channel segment.

Annual Bonus Program

During the three months ended March 31, 2006, the Board of Directors of the Company adopted the 2006 Annual Bonus Program (the “2006 Bonus Program”). The 2006 Bonus Program is an annual bonus applicable to substantially all employees of the Company, which is intended to retain such employees and to motivate them to help the Company achieve its financial goals. Each participant is provided a target award under the 2006 Bonus Program expressed as a percentage of base salary. Actual awards under the 2006 Bonus Program will be paid only if the Company achieves specified earnings and cash flow goals. Bonus payouts under the 2006 Bonus Program will be made half in cash and half in fully vested shares of common stock of the Company; provided that the Compensation Committee of the Board of Directors retains discretion to use cash rather than shares as the Committee deems fit. To the extent common shares are used for payment of bonus awards, such shares shall be valued based on the closing price on the NASDAQ National Market on the date financial results are certified by the Compensation Committee and the Board of Directors.

6.	COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(108)	$(106)
Foreign currency translation adjustment	(1)	12
Unrealized derivative gain (loss) on cash flow hedges	(1)	2

Comprehensive loss	$(110)	$(92)

7.	LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 for the three months ended March 31, 2006 and 2005. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three months ended March 31, 2006 and 2005, diluted loss per common share is the same as basic loss per common share.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

For the three months ended March 31, 2006, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 675,862 stock options, 14,258,161 shares issuable upon conversion of mandatory convertible notes, and 1,121,353 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Plan. For the three months ended March 31, 2005, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 820,839 stock options, 13,839,247 shares issuable upon conversion of mandatory convertible notes and 633,523 common shares issuable upon vesting of restricted stock units under the 2003 Global Crossing Limited Stock Incentive Plan.

8.	INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2006 and 2005 was $12 and $9, respectively, of which $11 and $8, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The provision for income taxes, which is a reversal of the related valuation allowance that existed at the fresh start date, has been recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganizations under the Bankruptcy Code.” This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

9.	CONTINGENCIES

From time to time, the Company is party to various legal proceedings in the ordinary course of business or otherwise. The following is a description of the material legal proceedings involving the Company commenced or pending during the three months ended March 31, 2006. In accordance with SFAS 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

AT&T Inc. (formally SBC Communications Inc.) Claim

AT&T Inc. (“AT&T”) has asserted that the Company is engaging in the misrouting of traffic through third-party intermediaries for the purpose of avoiding access charges payable to AT&T’s LEC affiliates, allegedly in violation of the AT&T Order. AT&T asserted that the Company owed it $19 through July 15, 2004. The Company responded to AT&T denying the claim in its entirety.

On November 17, 2004, AT&T’s LEC affiliates commenced an action against the Company and other defendants in the U.S. District Court for the Eastern District of Missouri. The complaint alleges that the Company, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic in a manner designed to avoid the payment of interstate and intrastate access charges.

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

approximately $20 for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a First Amended Complaint on February 4, 2005. The First Amended Complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the First Amended Complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the FCC and the FCC has sought comments on the issues referred by the Court. The Company filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization (the “Plan of Reorganization”) of the Company’s predecessor and a number of its subsidiaries (collectively, the “GC Debtors”) pursuant to chapter 11 of title 11 of the United States Code which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, AT&T moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. The Company filed its response to the motion on March 6, 2006, requesting that the Court deny the motion.

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

The Company and the lead plaintiffs have signed an agreement to settle the litigation that would obligate the Company to pay $15 into a settlement fund. The Company expects that the full $15 would be paid or reimbursed by proceeds from one of the Company’s directors and officers’ liability insurance policies. On April 17, 2006, the Court signed an order granting preliminary approval of the settlement and preliminarily certified a class for purposes of settlement. The Court also provided that notice of the settlement should be given to the class, and scheduled a hearing for final approval of the settlement on September 22, 2006.

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

United Kingdom Anti-Trust Investigation

In 2002, an investigation was commenced by the United Kingdom Office of Fair Trading (“OFT”) regarding an allegation that various subsea cable operator entities, including the Company, had engaged in an illegal agreement to collectively boycott a company located in the U.K. that was holding itself out as providing a means for the landing of subsea telecommunications cables at a location in the U.K. The Company responded to that investigation in 2002 denying the allegation.

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

Qwest Rights-of-Way Litigation

In May 2001, a purported class action was commenced against three of the Company’s subsidiaries in the U.S. District Court for the Southern District of Illinois. The complaint alleges that the Company had no right to install a fiber-optic cable in rights-of-way granted by the plaintiffs to certain railroads. Pursuant to an agreement with Qwest Communications Corporation, the Company has an indefeasible right to use certain fiber-optic cables in a fiber-optic communications system constructed by Qwest within the rights-of-way. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber-optic cable for use by Qwest or any other entities. The action has been brought on behalf of a national class of landowners whose property underlies or is adjacent to a railroad right-of-way within which the fiber-optic cables have been installed. The action seeks actual damages in an unstated amount and alleges that the wrongs done by the Company involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. The Company made a demand of Qwest to defend and indemnify the Company in the lawsuit. In response, Qwest has appointed defense counsel to protect the Company’s interests.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

During the pendency of the Company’s Chapter 11 proceedings, on January 14, 2003, PCL filed an administrative expense claim in the GC Debtors’ bankruptcy court for $8 in post-petition services plus unliquidated amounts arising from the Company’s alleged breaches of fiduciary duty and misallocation of PCL’s revenues. The Company objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of $79 claiming the Company failed to pay revenue for services and maintenance charges relating to PC-1 capacity and failed to pay PCL for use of the related cable stations and seeking to recover a portion of the monies received by the Company under a settlement agreement entered into with Microsoft Corporation and an arbitration award against Softbank. The Company filed an objection to the amended claim seeking to dismiss, expunge and/or reclassify the claim and PCL responded to the objection by filing a motion for partial summary judgment claiming approximately $22 for the capacity, operations and maintenance charges and co-location charges and up to approximately $78 for the Microsoft and Softbank proceeds. PCL’s claim for co-location charges (which comprised approximately $2 of the total claim) has been settled pursuant to a settlement agreement which was approved by PCL’s bankruptcy court on November 10, 2005.

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

Commercial and other relationships between the Company and ST Telemedia

During the three months ended March 31, 2006 and 2005, the Company provided approximately $0.0 and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”). Further, during the three months ended March 31, 2006 and 2005, the Company received approximately $0.5 and $0.1 of co-location services from an affiliate of ST Telemedia. Additionally, during the three months ended March 31, 2006 and 2005, the Company accrued dividends and interest of $8.6 and $7.8, respectively, related to debt and preferred stock held by affiliates of ST Telemedia.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

At March 31, 2006 and December 31, 2005, the Company had approximately $32.7 and $24.1, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case approximately $0.0 due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates relate to interest due under the $250 aggregate principal amount of 4.7% payable in kind mandatory convertible notes held by subsidiaries of ST Telemedia (the “Convertible Notes”) and dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” and “other deferred liabilities,” respectively, in the accompanying consolidated balance sheets. The Company accrues interest on the Convertible Notes at the annual rate of 11% due to certain provisions in the Convertible Notes indenture that could obligate the Company to pay interest retroactively at that rate if the Company were unable to deliver common shares upon receiving a notice of conversion from a holder of such notes (a “Conversion Restriction”). However, at such time, if any, as the Convertible Notes are converted into common shares of the Company, all amounts accrued for interest and principal on the applicable Convertible Notes will be reclassified to common stock and additional paid in capital.

Commercial relationships between the Company and the Slim Family

According to filings made with the SEC, Carlos Slim Helu and members of his family (collectively, the “Slim Family”), together with entities controlled by the Slim Family, held greater than 10% of the Company’s common stock as of March 31, 2006. Accordingly, the members of the Slim Family may therefore be considered to have been related parties of the Company during the first quarter of 2006. During the three months ended March 31, 2006 and 2005, the Company engaged in various commercial transactions in the ordinary course of business with telecommunications companies controlled by or subject to significant influence from the Slim Family (“Slim-Related Entities”). Specifically, telecommunications services provided to Slim-Related Entities during the three months ended March 31, 2006 and 2005, were approximately $1.4 and $2.4, respectively. Purchases of access-related services from Slim-Related Entities were approximately $1.7 and $1.4, respectively, for the three months ended March 31. 2006 and 2005.

Commercial relationships with Employees

During the first quarter of 2006, the Company purchased the shares of a company owned by an employee for $0.2.

Settlement with Asia Global Crossing Bankruptcy Trustee

In November 2004, the bankruptcy trustee for Asia Global Crossing Ltd, a former majority-owned subsidiary of the Company now in liquidation under chapter 7 of the U.S. Bankruptcy Code (“AGC”), filed a lawsuit against a number of former directors and officers of AGC, including the chief executive officer and certain other senior officers of the Company (collectively, the “Company Parties”). The lawsuit alleged, among other things, breaches of fiduciary duty and duty of loyalty, preferential transfers, and fraudulent conveyances, in each case arising prior to the AGC bankruptcy filing in November 2002. The Company was not named as a defendant in the lawsuit. To avoid adverse consequences to the Company that might result from protracted litigation of the matter, the Company entered into a stipulation of settlement on November 30, 2005 with (among others) the AGC bankruptcy trustee and agreed to contribute $4 to a larger settlement fund. The stipulation was approved by Judge Lynch of the U.S. District Court for the Southern District of New York on March 23, 2006. Under the terms of the settlement, the Company is required to contribute $2 to the settlement fund on or about May 23, 2006 and the remaining $2 on January 31, 2007.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

11.	SEGMENT REPORTING

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker in deciding how to assess performance and allocate resources. The Company’s chief operating decision maker assesses performance and allocates resources based on three separate operating segments: (i) enterprise, carrier data and indirect channels, (ii) carrier voice, and (iii) consumer voice, small business group (“SBG”) and Trader Voice.

The enterprise, carrier data and indirect channels segment consists of: (i) the provision of voice, data and collaboration services to all customers other than carriers, consumers, and Trader Voice and SBG customers; (ii) the provision of data products, including IP, transport and capacity services, to telecommunications carrier customers; and (iii) the provision of voice, data and managed services to or through business relationships with other telecommunications carriers, sales agents and system integrators. The carrier voice segment consists of the provision of United States domestic and international long distance voice services to carrier customers. The consumer voice, SBG and Trader Voice segment consists of the provision of voice and data services to these customers. During 2005 SBG and Trader Voice assets were sold.

The Company defines adjusted gross margin as revenue less cost of access. This metric is a key financial measure used by the chief operating decision maker in assessing segment performance and allocating resources. Adjusted gross margin is not recognized under U.S. GAAP.

Segment information

For the quarter ended March 31, 2006:

	Enterprise, carrier data and indirect channels	Carrier voice	Consumer voice	Consolidated Results
Revenues from external customers	$286	$168	$2	$456
Cost of access	(136)	(149)	—	(285)

Adjusted gross margin	$150	$19	$2	171

Real estate, network and operations				(77)
Third party maintenance				(24)
Cost of equipment sales				(15)

Gross margin				$55

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

For the quarter ended March 31, 2005:

	Enterprise, carrier data and indirect channels	Carrier voice	Consumer voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$273	$219	$34	$526
Cost of access	(124)	(181)	(15)	(320)

Adjusted gross margin	$149	$38	$19	206

Real estate, network and operations				(79)
Third party maintenance				(26)
Cost of equipment sales				(12)

Gross margin				$89

12.	SUBSEQUENT EVENTS

Financing Activities

Working capital facility

Effective May 9, 2006, the Company, through certain of its U.S. subsidiaries (the “Working Capital Facility Borrowers”), entered into a $55 working capital facility (the “Working Capital Facility”) with Bank of America, N.A. (the “Agent”) and other lenders participating from time to time. The Working Capital Facility, which expires on May 9, 2009, provides for a secured revolving line of credit of up to $55, including $25 available for commercial letters of credit; provided, that the availability is limited to $35 until certain financial tests are met. Initial advances under the facility are subject to certain state regulatory approvals, which are expected in the course of the next four to five months, and to customary closing conditions. The Working Capital Facility Borrowers can borrow up to (i) 85% of their eligible billed accounts receivable and (ii) 60% of their eligible unbilled accounts receivable (not to exceed $25 in unbilled accounts receivable), to the extent the aggregate of such amounts exceed to a $20 availability block and other reserve amounts that may be set aside by the Agent. Facility fees and other fees are payable for the duration of the facility. Borrowings under the Working Capital Facility will be used for commercial letters of credit up to $25 and to fund the Company’s ongoing working capital requirements including operating losses, debt service and capital expenditures. The interest rates available under the Working Capital Facility effectively allow for borrowing at rates equal to LIBOR plus 2.5% to 3.0% or lender’s prime rate plus 1.0% to 1.5%. The actual margin will depend upon the Company’s consolidated restricted cash and the availability under the facility. The Working Capital Facility Borrowers’ obligations under the Working Capital Facility are secured by (i) guarantees from substantially all of the Company’s North American subsidiaries (the “Working Capital Guarantors”), (ii) a pledge of the Working Capital Facility Borrowers’ and Working Capital Facility Guarantors’ outstanding common shares, and (iii) a first lien on accounts receivable and other assets of the Working Capital Facility Borrowers and Working Capital Facility Guarantors, subject to an intercreditor agreement with the trustee under the Convertible Notes indenture. The Working Capital Facility includes, among other things, certain financial covenants applicable to the Working Capital Facility Borrowers and Working Capital Facility Guarantors. The Working Capital Facility can be terminated by the Company at any time without penalty and can be terminated by the lenders ninety days prior to the maturity of the Convertible Notes if the lenders have not received reasonable assurance that the Convertible

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except number of locations, square footage, employees, share and per share information)

Notes will convert to equity. As required by the terms of the restructuring agreement among the Company and the subsidiaries of ST Telemedia dated October 8, 2004, the Company will pay a consent fee of $1 to an ST Telemedia subsidiary in connection with such subsidiary’s execution of the intercreditor agreement and resultant subordination of its security interest in the collateral which also secures the Working Capital Facility.

Debt and equity financing

On April 21, 2006, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”). The registration statement allows the Company to publicly offer up to $500 in common stock, debt securities or warrants for sale at various times at prices and terms to be determined at the time of the offering. The Company expects to use any funds raised for general corporate purposes, which may include the acquisition of assets or businesses that are complementary to the Company’s existing business.

GCUK Notes Tender Offer

As required by the indenture governing the GCUK Notes, within 120 days after the end of the period beginning on December 23, 2004 and ending December 31, 2005 and for each twelve month period thereafter, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of the “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. On April 18, 2006, GCUK commenced its Annual Repurchase Offer for the period from December 23, 2004 to December 31, 2005 and offered to purchase for cash up to approximately £15 (approximately $26) of GCUK Notes, including accrued interest. The Annual Repurchase Offer expires on May 17, 2006, unless extended. If the market price of the GCUK Notes remains above par through the expiration of the Annual Repurchase Offer, as is currently the case, it is not anticipated that a significant amount of GCUK Notes will be tendered in such offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

•	our services, including the development and deployment of data products and services based on Internet Protocol, or IP, and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network, including with respect to the development of IP protocols;

•	our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness;

•	trends related to and management’s expectations regarding results of operations, revenues and cash flows, including but not limited to those statements set forth below in this Item 2; and

•	business restructuring activities, sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as legal proceedings.

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

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs and expectations. In addition to the risk factors identified under the captions below, the operations and results of our business are subject to general risks and uncertainties such as those relating to general economic conditions and demand for telecommunications services.

Risks Related to Liquidity and Financial Resources

•	We have incurred substantial operating losses, which have continued in 2006. If we are unable to improve operating results to achieve positive cash flows in the future, we may be unable to meet our anticipated liquidity requirements.

•	The covenants in our debt instruments restrict our financial and operational flexibility.

•	Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial flexibility.

•	We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

Risks Related to our Operations

•	Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

•	The operation, administration, maintenance and repair of our systems are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design lives, including as a result of natural disasters, terrorist acts, power losses, security breaches or computer viruses.

•	We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions.

•	Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our results may suffer due to currency translations.

•	Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.

Risks Related to Competition and our Industry

•	The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

•	Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

•	Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

•	Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

•	Our operations are subject to extensive regulation and require us to obtain and maintain a number of governmental licenses and permits. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

•	Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

Risks Related to our Common Stock

•	A subsidiary of ST Telemedia is our majority stockholder and the voting rights of other stockholders are significantly limited.

•	Future sales of our common stock by our majority stockholder or others could adversely affect its price and/or our ability to raise capital.

Other Risks

•	We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

•	Our real estate restructuring reserve represents a material liability the calculation of which involves significant estimation.

•	We have significant deficiencies in our internal controls, processes and procedures and may face difficulties in strengthening our internal accounting systems and controls and in our ability to satisfy our financial reporting obligations on a timely basis.

For a more detailed description of these risks and important additional risk factors, see Item 1A, “Business—Cautionary Factors That May Affect Future Results,” in our annual report on Form 10-K for the year ended December 31, 2005

Executive Summary

Overview

We are a global provider of telecommunications services to carriers and commercial enterprises around the world. The principal services we offer to our customers include voice, data and collaboration services. We offer these services using a global IP-based network that directly connects more than 300 cities in 29 countries and delivers services to more than 600 major cities in over 60 countries around the world. The majority of our telecommunications services revenues and cash flows are generated based on monthly recurring services. We organize our operations into three reportable operating segments: (i) enterprise, carrier data and indirect channels, (ii) carrier voice, and (iii) consumer voice.

First Quarter 2006 Highlights

Revenues for our enterprise, carrier and indirect channels segment, which is the primary focus of our business strategy, increased $13 million to $286 million in the first quarter of 2006 from $273 million in first quarter of 2005 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets. We have also increased our revenue from our indirect sales channels through establishing additional system integrator and application service provider relationships.

During the first quarter of 2006, we posted a net operating loss of $82 million and utilized net cash and cash equivalents of $70 million, which reduced our available liquidity. At March 31, 2006 we had $154 million of unrestricted cash, as compared to $224 million at December 31, 2005. We expect our cash and cash equivalents balance to decline substantially during the second quarter of 2006 due to our cash flow requirements, including operating losses, debt servicing, and capital expenditures. However, based on our business projections, our expectation is that unrestricted cash on hand, together with the proceeds from sales of IRUs and marketable securities, will provide us with the liquidity needed to fund our operations until the point in time during the second half of the year when we expect to start generating positive cash flow.

Effective May 9, 2006 we completed a $55 million working capital facility to further enhance our liquidity (see below in this Item 2 under “Liquidity and Capital Resources” for further information related to this facility).

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

Certain of our accounting policies are deemed “critical,” as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2005, as management believes that there have been no significant changes regarding our critical accounting policies since such time.

Results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005:

Consolidated Results

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
Revenue	$456	$526	$(70)	(13%)
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(285)	(320)	(35)	(11%)
Real estate, network and operations	(77)	(79)	(2)	(3%)
Third party maintenance	(24)	(26)	(2)	(8%)
Cost of equipment sales	(15)	(12)	3	25%

Total cost of revenue	(401)	(437)
Selling, general and administrative	(100)	(117)	(17)	(15%)
Depreciation and amortization	(37)	(37)	—	0%

Operating loss	(82)	(65)
Other income (expense):
Interest income	2	3	(1)	(33%)
Interest expense	(23)	(24)	(1)	(4%)
Other income (expense), net	1	(13)	14	NM

Loss before reorganization items and provision for income taxes	(102)	(99)
Net gain on preconfirmation contingencies	6	2	4	NM

Loss before provision for income taxes	(96)	(97)
Provision for income taxes	(12)	(9)	3	33%

Net loss	(108)	(106)
Preferred stock dividends	(1)	(1)	—	NM

Loss applicable to common shareholders	$(109)	$(107)

NM—Not meaningful

Discussion of all significant variances:

Revenue. Our revenue decreased in the first quarter of 2006 compared with the first quarter of 2005 as a result of (i) the optimizing of our carrier voice segment through targeted price increases which resulted in the migration of certain traffic off our network; (ii) reductions in our consumer voice, small business group (“SBG”) and Trader Voice segment revenue as a result of the planned sales of our Trader Voice and SBG businesses on May 3, 2005 and December 31, 2005, respectively; and (iii) pricing reductions for certain telecommunication services.

Revenues for our enterprise, carrier and indirect channels segment, which is the primary focus of our business strategy, increased in the first quarter of 2006 compared with the first quarter of 2005 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in increases in sale volume. We have also increased our revenue from our indirect sales channels through establishing additional system integrator and application service provider relationships (see “Segment Results” in this Item 2 for further discussion of results by segment).

Cost of revenue. Cost of revenue primarily includes the following: (i) cost of access, including usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (ii) real estate, network and operations charges which include (a) employee-related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees directly attributable to the operation of our network, (b) real estate expenses for all technical sites, and (c) other non-employee related costs incurred to operate our network, such as license and permit fees and professional fees; (iii) cost of equipment sales, which includes the software, hardware, equipment and maintenance sold to our managed services, collaboration services and system integrator customers; and (iv) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber-optic network (“wet maintenance”) and cable landing stations.

Cost of access decreased in the first quarter of 2006 compared with the first quarter of 2005 as a result of: (i) reductions in the amount of usage-based access services purchased due to lower carrier voice sales volume and (ii) our cost of access initiatives to optimize the access network and effectively lower cost of access unit prices.

Selling, general and administrative expenses (“SG&A”). SG&A expenses primarily consist of : (i) employee-related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees not directly attributable to the operation of our network; (ii) real estate expenses for all administrative sites; (iii) bad debt expense; (iv) non-income taxes, including property taxes on owned real estate and trust fund related taxes such as gross receipts taxes, franchise taxes and capital taxes; (v) restructuring costs; and (vi) regulatory costs, insurance, telecommunications costs, professional fees and license and maintenance fees for internal software and hardware.

The decrease in SG&A in the first quarter of 2006 compared with the first quarter of 2005 is primarily a result of a $24 million decrease in restructuring expenses related to facility closures. During the first quarter of 2005 we recognized additional facility closure restructuring charges as a result of a reduction in our estimated sublease payments under 2003 and prior restructuring plans. The decrease in SG&A also reflected a $2 million reduction in non-income taxes.

The above decreases in SG&A were partially offset by (i) a $5 million increase in miscellaneous expenses primarily as a result of higher medical benefits incurred in 2006; (ii) a $2 million increase in bad debt expense; and (iii) a $2 million increase in salaries and benefits expense.

Other income (expense), net. Other income (expense), net increased during the first quarter of 2006 compared with the first quarter of 2005 primarily as a result of a reduction in losses from foreign currency impacts on transactions. Foreign currency transactional losses decreased $14 million to a gain of $1 in the first quarter of 2006 compared with losses of $13 million in the first quarter of 2005.

Net gain on pre-confirmation contingencies. During the quarters ended March 31, 2006 and 2005, we settled various third-party disputes and/or revised our estimated liability for certain contingencies related to periods prior to our emergence from chapter 11 proceedings. We have accounted for these contingencies in accordance with AICPA Practice Bulletin 11—“Accounting for Preconfirmation Contingencies in Fresh Start Reporting” and recorded a net gain on the settlements and/or changes in estimated liabilities. The most significant gains in both quarters are related to changes in estimated liabilities for income and non-income tax contingencies and settlements with certain tax authorities.

Segment Results

Our results are segmented according to groupings based on a combination of products, customer types and distribution channels.

We define adjusted gross margin as revenue less cost of access. This metric is a key financial measure used by the chief operating decision maker in assessing segment performance and allocating resources. Adjusted gross margin is not recognized under U.S. GAAP. See Note 11 to the condensed consolidated financial statements for a reconciliation of segment results to consolidated results.

Enterprise, carrier data and indirect channels segment:

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
Revenue	$286	$273	$13	5%
Cost of access	(136)	(124)	12	10%

Adjusted gross margin	$150	$149	$1	1%

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

Revenue. Revenue in these areas in total increased in the first quarter of 2006 compared with the first quarter of 2005 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in an increase in sales volume. There was a modest increase in revenue related to sales through indirect channels as a result of entering into additional agreements with system integrators and application service providers; these channels are expected to grow significantly in future years. The increase in revenue was moderated by declines in prices for IP access telecommunications services as well as customer attrition. Prices for commoditized IP access services continue to decline significantly while prices for premium products such as IP VPN, video conferencing and managed services experienced minimal declines. Prices for enterprise voice services declined approximately 5%.

Adjusted Gross Margin. Adjusted gross margin in this segment increased modestly in the first quarter of 2006 compared with the first quarter of 2005 as a result of the increases in revenue described above, partially offset by higher cost of access charges as a result of additional usage volume.

Carrier voice segment:

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
Revenue	$168	$219	$(51)	(23%)
Cost of access	(149)	(181)	(32)	(18%)

Adjusted gross margin	$19	$38	$(19)	(50%)

Revenue. Carrier voice revenue declined in the first quarter of 2006 compared with the first quarter of 2005 as a result of the optimizing of our carrier voice segment through targeted price increases which resulted in the migration of certain traffic off our network and non-renewal of certain contracts. In addition, our average pricing for our U.S. domestic long distance voice services base decreased approximately 10% and international long distance services decreased at a greater rate.

Adjusted Gross Margin. Adjusted gross margin in this segment decreased in the first quarter of 2006 compared with the first quarter of 2005 as a result of the reductions in carrier voice revenue discussed above. The decrease was partially offset by reductions in cost of access charges due to lower carrier voice sales volume and cost of access initiatives to optimize network access and effectively lower access unit prices.

Consumer, Trader Voice and SBG segment:

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
Revenue	$2	$34	$(32)	(94%)
Cost of access	—	(15)	(15)	(100%)

Adjusted gross margin	$2	$19	$(17)	(89%)

Revenue. Consumer voice, Trader Voice and SBG revenues decreased in the first quarter of 2006 compared with the first quarter of 2005 primarily as a result of the sales of our Trader Voice and SBG businesses on May 3 and December 31, 2005, respectively.

Adjusted Gross Margin. Adjusted gross margin in this segment decreased in the first quarter of 2006 compared with the first quarter of 2005 as a result of the sales of the business groups noted above.

Liquidity and Capital Resources

Financial Condition and Liquidity

At March 31, 2006, our available liquidity consisted of $154 million of unrestricted cash and cash equivalents. In addition, we also held $21 million in restricted cash and cash equivalents of which $17 million is included in other assets in the accompanying unaudited condensed consolidated balance sheet. The restricted cash and cash equivalents represent collateral relating to certain rental guarantees, performance bonds, letters of credit and deposits.

For each period since we commenced operations, we have incurred substantial operating losses. For the three months ended March 31, 2006, we posted a net operating loss of approximately $82 million and utilized net cash and cash equivalents of $70 million. In the short term, our existing and projected operations are not expected to generate cash flows sufficient to meet our cash needs. We expect our available liquidity to decline substantially during the second quarter of 2006 due to our cash flow requirements, including operating losses, debt service and capital expenditures. However, based on our business projections, our expectation is that unrestricted cash on hand, together with proceeds from sales of IRUs and marketable securities, will provide us with the liquidity needed to fund our operations until the point in time during the second half of 2006 when we expect to start generating positive cash flow.

To further enhance our liquidity, effective May 9, 2006, through certain of our U.S. subsidiaries (the “Working Capital Facility Borrowers”), we entered into a $55 working capital facility (the “Working Capital Facility”) with Bank of America, N.A. (the “Agent”) and other lenders participating from time to time. The Working Capital Facility, which expires on May 9, 2009, provides for a secured revolving line of credit of up to $55, including $25 available for commercial letters of credit; provided, that the availability is limited to $35 until certain financial tests are met. Initial advances under the facility are subject to certain state regulatory approvals, which are expected in the course of the next four to five months, and to customary closing conditions. The Working Capital Facility Borrowers can borrow up to (i) 85% of their eligible billed accounts receivable and (ii) 60% of their eligible unbilled accounts receivable (not to exceed $25 million in unbilled accounts receivable), to the extent the aggregate of such amounts exceed to a $20 availability block and other reserve amounts that may be set aside by the Agent. Facility fees and other fees are payable for the duration of the facility. Borrowings under the Working Capital Facility will be used for commercial letters of credit up to $25 and to fund our ongoing working capital requirements including operating losses, debt service and capital expenditures. The interest rates available under the Working Capital Facility effectively allow for borrowing at rates equal to LIBOR plus 2.5% to 3.0% or lender’s prime rate plus 1.0% to 1.5%. The actual margin will depend upon the Company’s consolidated restricted cash and the availability under the facility. The Working Capital Facility Borrowers’ obligations under the Working Capital Facility are secured by (i) guarantees from substantially all of the Company’s North American subsidiaries (the “Working Capital Guarantors”), (ii) a pledge of the Working Capital Facility Borrowers’ and Working Capital Facility Guarantors’ outstanding common shares, and (iii) a first lien on accounts receivable and other assets of the Working Capital Facility Borrowers and Working Capital Facility Guarantors, subject to an intercreditor agreement with the trustee under the Convertible Notes indenture. The Working Capital Facility includes, among other things, certain financial covenants applicable to the Working Capital Facility Borrowers and Working Capital Facility Guarantors. The Working Capital Facility can be terminated by the Company at any time without penalty and can be terminated by the lenders ninety days prior to the maturity of the Convertible Notes if the lenders have not received reasonable assurance that the Convertible Notes will convert to equity. As required by the terms of the restructuring agreement among the Company and the subsidiaries of ST Telemedia dated October 8, 2004, the Company will pay a consent fee of $1 to an ST Telemedia subsidiary in connection with such subsidiary’s execution of the intercreditor agreement and resultant subordination of its security interest in the collateral which also secures the Working Capital Facility.

In light of our entering into the Working Capital Facility, we have determined not to pursue the proposed $20 million U.S. capital lease facility previously disclosed. Our primary U.K. operating subsidiary, Global Crossing (U.K.) Telecommunications Ltd. (“GCUK”), has, however, entered into a master lease agreement which allows for the parties to enter into leasing arrangements from time to time on business terms to be mutually agreed at the time of such financing.

As required by the indenture governing the GCUK Notes, within 120 days after the end of the period beginning on December 23, 2004 and ending December 31, 2005 and for each twelve month period thereafter, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. On April 18, 2006, GCUK commenced its Annual Repurchase Offer for the period from December 23, 2004 to December 31, 2005 and offered to purchase for cash up to approximately £15 million (approximately $26 million) of GCUK Notes, including accrued interest. The Annual Repurchase Offer expires on May 17, 2006, unless extended. If the market price of the GCUK Notes remains above par through the expiration of the Annual Repurchase Offer, as is currently the case, it is not anticipated that a significant amount of GCUK Notes will be tendered in such offer.

On April 21, 2006, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”). The registration statement allows the Company to publicly offer up to $500 million in common stock, debt securities or warrants for sale at various times at prices and terms to be determined at the time of the offering. We expect to use any funds raised for general corporate purposes, which may include the acquisition of assets or businesses that are complementary to our existing business.

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

In particular, GCUK serves as a source of funding for us and our other subsidiaries, and we expect to continue to use GCUK as a source of funding, subject to covenants in the GCUK Notes and restrictions under English law. Because of losses that GCUK has accumulated, it will not be possible for GCUK to pay dividends to its parent company, an indirect subsidiary of ours, until such time as these losses have been reduced and thereafter only to the extent of any available profit. Until that time, any funds to be made available by GCUK to us and our other subsidiaries will be made through inter-company loans. GCUK’s ability to make loans to us and our other subsidiaries is restricted by the indenture governing the GCUK Notes and English law. On April 12 and 28, 2006, GCUK lent £9.5 million (approximately $17 million) and £7.6 million (approximately $14 million), respectively to one of our other subsidiaries. Such loan bears interest at a rate of 14% per annum payable quarterly in arrears and matures shortly before the maturity of the GCUK Notes.

A default by us or any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of such entities, could trigger cross-default provisions under the indenture for the Convertible Notes and may trigger cross-default provisions under any working capital facility or other financing that we may arrange. This could lead the applicable debt holders to accelerate the maturity of their relevant debt instruments, foreclose on our assets and adversely affect our rights under other commercial agreements, which would have a material adverse effect on our financial condition. In addition, in the event of a “Conversion Restriction” (as defined in the indenture for the Convertible Notes), we could be required to pay cash interest on the Convertible Notes at 11% (calculated retroactively from the issue date) and to redeem the Convertible Notes on December 23, 2008 for $250 million in cash.

Indebtedness

At March 31, 2006, we had $653 million of indebtedness outstanding, including $31 million classified as current portion of long term debt, consisting of $379 million GCUK Notes, $262 million of Convertible Notes and $12 million of other debt. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” of our 2005 annual report on Form 10-K, for a description of the GCUK Notes and the Convertible Notes. We are in compliance with all covenants under the indentures for the GCUK Notes and the Convertible Notes.

Cash Management Impacts and Working Capital

Our working capital deficit increased $77 million to a working capital deficit of $336 million at March 31, 2006 compared to a working capital deficit of $259 million at December 31, 2005. This increase is primarily the result of operating cash flow losses and capital expenditures.

Cash Flow Activity for the three months ended March 31, 2006

Cash and cash equivalents decreased $70 million during the three months ended March 31, 2006 to $154 million from $224 million at December 31, 2005. The decrease resulted from continued operating cash flow losses and payments made for capital expenditures and restructuring costs.

The following table is a summary of our condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,		$ Increase/ (Decrease)
	2006	2005
Net cash used in operating activities	$(56)	$(54)	$2
Net cash used in investing activities	(12)	(29)	(17)
Net cash used in financing activities	(3)	(3)	—
Effect of exchange rate changes on cash and cash equivalents	1	(2)	(3)

Net decrease in cash and cash equivalents	$(70)	$(88)	$(18)

Our net decrease in cash and cash equivalents was lower in the first quarter of 2006 compared with the first quarter of 2005 due to lower cash flows used in investing activities. Cash flows used in investing activities decreased primarily due to a reduction in cash used for capital expenditures and a decrease in the change in restricted cash and cash equivalents. Cash used for capital expenditures decreased primarily as a result of entering into $25 million of additional capital lease agreements (see Contractual Cash Commitments section below). Capital expenditures primarily relate to network and information technology expenditures. The network expenditures primarily consist of capital spending to meet our anticipated network needs to acquire and/or expand existing customer service requirements. These expenditures include amounts to overbuild our core IP backbone, expand our IP network footprint, augment VOIP, audio conferencing and transport backbone capacity. The information technology expenditures include projects to upgrade our software to support local number portability and new product development. The decrease in restricted cash and cash equivalents primarily related to reduced cash reserve requirements for foreign tax assessments and worker compensation insurance.

Contractual Cash Commitments

During the three months ended March 31, 2006 we entered into a $25 million equipment leasing agreement that requires us to make lease payments over a 48 month period. At March 31, 2006, the $25 million is included in the current portion of capital lease obligations in other current liabilities and capital lease obligations in the accompanying condensed consolidated balance sheet.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. At March 31, 2006 and December 31, 2005, our receivables related to our carrier sales channels represented approximately 57% and 57%, respectively, of our consolidated receivables. Also at March 31, 2006 and December 31, 2005, our receivables due from various agencies of the U.K. Government together represented approximately 12% and 18%, respectively, of our consolidated receivables.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the three months ended March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the Company’s 2005 annual report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2006, we significantly enhanced our internal control over financial reporting by implementing an SAP enterprise software system at our GCUK subsidiary effective January 1, 2006. SAP is the enterprise software system we use for our consolidated financial reporting. Extending the SAP system to GCUK enhances internal control by integrating GCUK’s financial reporting into our consolidated financial reporting and eliminating the need for additional systems and manual interfaces.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9, “Contingencies,” to the accompanying unaudited condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

Item 1A. Risk Factors

There have been no material changes in the most significant factors that make an investment in the Company speculative or risky from those set forth in Item 1A., “Risk Factors,” to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 10, 2006 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Senior Vice President Accounting & Financial
Operations
(Principal Accounting Officer)