Form 10-Q
period 2006-06-30
GLOBAL CROSSING LTD
filed 2006-08-09
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2006 was 36,471,689.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$456	$224
Restricted cash and cash equivalents	4	5
Accounts receivable, net of allowances of $49 and $49	221	225
Prepaid costs and other current assets	94	94

Total current assets	775	548

Property and equipment, net of accumulated depreciation of $315 and $242	995	963
Other assets	102	79

Total assets	$1,872	$1,590

LIABILITIES:
Current liabilities:
Accounts payable	$220	$197
Accrued cost of access	143	134
Current portion of long term debt	7	26
Accrued restructuring costs - current portion	30	31
Deferred revenue - current portion	94	89
Other current liabilities	323	330

Total current liabilities	817	807

Debt with controlling shareholder	268	262
Long term debt	536	361
Obligations under capital leases	79	62
Deferred revenue	117	115
Accrued restructuring costs	77	89
Other deferred liabilities	64	67

Total liabilities	1,958	1,763

SHAREHOLDERS’ DEFICIT:
Common stock, 85,000,000 and 55,000,000 shares authorized, $0.01 par value, 36,454,665 and 22,586,703 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	—	—
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $0.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	811	534
Accumulated other comprehensive loss	(14)	(8)
Accumulated deficit	(885)	(701)

Total shareholders’ deficit	(86)	(173)

Total liabilities and shareholders’ deficit	$1,872	$1,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$461	$499	$917	$1,025
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(286)	(311)	(571)	(631)
Real estate, network and operations	(73)	(77)	(150)	(156)
Third party maintenance	(21)	(24)	(45)	(50)
Cost of equipment sales	(13)	(15)	(28)	(27)

Total cost of revenue	(393)	(427)	(794)	(864)
Selling, general and administrative	(85)	(99)	(185)	(216)
Depreciation and amortization	(36)	(33)	(73)	(70)

Total operating expenses	(514)	(559)	(1,052)	(1,150)

Operating loss	(53)	(60)	(135)	(125)
Other income (expense):
Interest income	5	3	7	6
Interest expense	(26)	(26)	(49)	(50)
Other income (expense), net	(2)	12	(1)	(1)

Loss from continuing operations before reorganization items and provision for income taxes.	(76)	(71)	(178)	(170)
Net gain on preconfirmation contingencies	13	10	19	12

Loss from continuing operations before provision for income taxes	(63)	(61)	(159)	(158)
Provision for income taxes	(13)	(15)	(25)	(24)

Loss from continuing operations	(76)	(76)	(184)	(182)
Income from discontinued operations, net of income tax	—	1	—	1

Net loss	(76)	(75)	(184)	(181)
Preferred stock dividends	(1)	(1)	(2)	(2)

Loss applicable to common shareholders	$(77)	$(76)	$(186)	$(183)

Loss per common share, basic and diluted:
Loss from continuing operations applicable to common shareholders	$(2.70)	$(3.41)	$(7.23)	$(8.22)

Income from discontinued operations, net	$—	$0.04	$—	$0.04

Loss applicable to common shareholders	$(2.70)	$(3.37)	$(7.23)	$(8.18)

Weighted average number of common shares	28,502,549	22,522,590	25,739,988	22,371,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2006	2005
Cash flows provided by (used in) operating activities:
Net loss	$(184)	$(181)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	(1)
Gain on sale of property and equipment	—	(2)
Gain on sale of marketable securities	(1)	(2)
Gain on sale of assets	—	(14)
Non-cash income tax provision	23	19
Non-cash stock compensation expense	19	25
Depreciation and amortization	73	70
Provision for doubtful accounts	3	—
Amortization of prior period IRUs	(3)	(2)
Deferred reorganization costs	—	(10)
Gain on preconfirmation contingencies	(19)	(12)
Changes in operating working capital	16	11
Other	(6)	46

Net cash used in operating activities	(79)	(53)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(34)	(46)
Purchases of marketable securities	(20)	—
Proceeds from sale of marketable securities	1	1
Proceeds from sale of assets	—	55
Change in restricted cash and cash equivalents	2	(6)

Net cash provided by (used in) investing activities	(51)	4

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	240	—
Proceeds from long term debt	144	—
Repayment of capital lease obligations	(6)	(7)
Repayment of long term debt	(5)	—
Proceeds from exercise of stock options	3	2
Finance costs incurred	(17)	(2)

Cash flows provided by (used in) financing activities	359	(7)

Effect of exchange rate changes on cash and cash equivalents	3	(4)

Net increase (decrease) in cash and cash equivalents	232	(60)
Cash and cash equivalents, beginning of period	224	365

Cash and cash equivalents, end of period	$456	$305

Non cash investing and financing activities:
Capital lease and debt obligations incurred	$31	$1

Accrued interest converted to convertible notes	$6	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of locations, square footage, employees, share and per share information)

(unaudited)

1. BACKGROUND AND ORGANIZATION

Global Crossing Limited and its subsidiaries (collectively, the “Company”) provide telecommunications services using a global IP-based network that directly connects more than 300 cities in 28 countries and delivers services to more than 600 cities in more than 60 countries around the world. The Company serves many of the world’s largest corporations, providing a full range of managed data and voice products and services. For management purposes, the Company’s operations are organized into three reportable operating segments: (i) enterprise, carrier data and indirect channels, (ii) carrier voice, and (iii) consumer voice (see Note 12).

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”) in July 2006. This interpretation states that an “enterprise shall initially recognize the financial statement effects of a tax position where it is more likely than not, based on the technical merits, that the position will be sustained upon examination.” “More likely than not” is defined as a likelihood of greater than 50% based on the facts, circumstances, and information available at the reporting date. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings/accumulated deficit. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s financial statements.

3. FINANCING ACTIVITIES

Working Capital Facility

On May 10, 2006, through certain of our U.S. subsidiaries (the “W/C Facility Borrowers”), the Company entered into a $55 working capital facility (the “Working Capital Facility”) with Bank of America, N.A. (the “Agent”) and other lenders participating from time to time. The Working Capital Facility, which expires on May 9, 2009, provides for a secured revolving line of credit of up to $55; provided that the availability is limited to $35 until certain financial tests are met. Initial advances under the facility (excluding the May 10, 2006 advance of $1 representing an upfront fee “rolled” into the facility) are subject to certain state regulatory approvals, which are expected by the beginning of the fourth quarter of 2006, and to customary closing conditions. The W/C Facility Borrowers can borrow up to (i) 85% of their eligible billed accounts receivable and (ii) 60% of their eligible unbilled accounts receivable (not to exceed $25 in unbilled accounts receivable), to the extent the aggregate of such amounts exceed a $20 availability block and other reserve amounts that may be set aside by the Agent. Facility fees and other fees are payable for the duration of the facility. Borrowings under the Working Capital Facility will be used for commercial letters of credit up to $25 and to fund the Company’s ongoing working capital requirements including operating losses, debt service and capital expenditures. The Working Capital Facility effectively allows for borrowing at rates equal to LIBOR plus 2.5% to 3.0% or the lender’s prime rate plus 1.0% to 1.5%. The actual rate will depend upon the Company’s consolidated restricted cash and the availability under the facility. The facility is secured by (i) guarantees from substantially all of the Company’s North American subsidiaries (together with the W/C Facility Borrowers, the “W/C Facility Loan Parties”), (ii) a pledge of the W/C Facility Loan Parties’ outstanding common shares, and (iii) a first lien on accounts receivable and other assets of the W/C Facility Loan Parties, subject to an intercreditor agreement with the trustee under the indenture for the $250 aggregate initial principal amount of the Company’s 4.7% payable-in-kind mandatory convertible notes (the “Mandatory Convertible Notes”) . The Working Capital Facility includes, among other things, certain financial covenants applicable to the W/C Facility Loan Parties. The Working Capital Facility can be terminated by the Company at any time without penalty and can be terminated by the lenders ninety days prior to the maturity of the Mandatory Convertible Notes if the lenders have not received reasonable assurance that such notes will convert to equity. As required by the terms of the restructuring agreement among the Company and certain subsidiaries of Singapore Technologies Telemedia Pte Ltd, the Company’s indirect majority shareholder (“ST Telemedia”), dated October 8, 2004, the Company will pay a consent fee of $1 to an ST Telemedia subsidiary in connection with such subsidiary’s execution of the intercreditor agreement and resultant subordination of its security interest in the collateral which also secures the Working Capital Facility.

Debt and equity financing

On May 30, 2006, the Company completed concurrent public offerings of 12,000,000 shares of common stock and $144 aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) for total gross proceeds of $384. The net proceeds from the public offerings will be approximately $371, after deducting underwriters’ discounts and payment of other direct fees. Concurrent with the closing of the convertible senior notes offering we purchased a portfolio of U.S. treasury securities with total face value of $21 for $20, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes; these securities are included in other current assets ($7) and other assets ($13). The remaining net proceeds will be used for general corporate purposes, which may include the acquisition of assets or businesses that are complementary to our existing business.

The 5% Convertible Notes rank equal in right of payment with any other senior indebtedness of Global Crossing Limited, except to the extent of the value of any collateral securing such indebtedness. The notes were priced at par value, mature on May 15, 2011, and accrue interest at 5% per annum, payable semi-annually on May 15 and November 15 of each year. The 5% Convertible Notes may be converted at any time prior to maturity at the option of the holder into shares of the Company’s common stock at a conversion price of approximately $22.98 per share. At any time prior to maturity, the Company may unilaterally and irrevocably elect to settle the Company’s conversion obligation in cash and, if applicable, shares of the Company’s common stock, calculated as set forth in the indenture governing the 5% Convertible Notes. During the twelve months ended May 20, 2009 and May 20, 2010, the Company may redeem some or all of the 5% Convertible Notes for cash at a redemption price equal to 102% and 101%, respectively, of the principal amount being redeemed, plus accrued and unpaid interest. The Company has no right to redeem the 5% Convertible Notes prior to May 20, 2008. The Company may be required to repurchase, for cash, all or a portion of the notes upon the occurrence of a fundamental change (i.e., a change in control or a delisting of the Company’s common stock) at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of our common stock in a transaction constituting a fundamental change.

GCUK Notes Tender Offer

As required by the indenture governing the GCUK Notes, within 120 days after the end of the period beginning on December 23, 2004 and ending December 31, 2005 and for each twelve month period thereafter, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. On April 18, 2006, GCUK commenced its Annual Repurchase Offer for the period from December 23, 2004 to December 31, 2005 and offered to purchase for cash up to approximately £15 (approximately $26) of GCUK Notes, including accrued interest. The Annual Repurchase Offer expired on May 17, 2006, with no GCUK Notes tendered.

4. RESTRUCTURING ACTIVITIES

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

As a result of these efforts, the Company incurred cash restructuring charges of approximately $11 for severance and related benefits in 2004 in connection with the anticipated workforce reductions and an additional $1 for real estate consolidation. All amounts incurred for employee separations had been paid at December 31, 2005, and it is anticipated that payment in respect of these restructuring activities related to real estate consolidations will continue through 2008. At June 30, 2006 the restructuring reserve related to this plan was less than $1. Restructuring charges for all periods are included in selling, general, and administrative expenses in the condensed consolidated statement of operations.

2003 and Prior Restructuring Plans

Prior to the Company’s emergence from bankruptcy on December 9, 2003, the Company adopted certain restructuring plans as a result of the slow down of the economy and telecommunications industry, as well as its efforts to restructure while under Chapter 11 bankruptcy protection. As a result of these activities, the Company eliminated approximately 5,200 positions and vacated more than 250 facilities. All amounts incurred for employee separations have been paid, and it is anticipated that the remainder of the restructuring liability, all of which relates to facility closings, will be paid through 2025.

The undiscounted facilities closings reserve is composed of continuing building lease obligations, estimated decommissioning costs and broker commissions for the restructured sites (aggregating $388 as of

June 30, 2006), offset by anticipated receipts from existing and future third-party subleases. As of June 30, 2006, anticipated third-party sublease receipts were $281, representing $107 from subleases already entered into and $174 from subleases projected to be entered into in the future. The Company continues to review the anticipated costs and third-party sublease payments on a quarterly basis and records adjustments for changes in these estimates in the period such changes become known.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the six months ended June 30, 2006 (unaudited):

Facility Closings
Balance at December 31, 2005	$119
Accretion	1
Deductions	(20)
Foreign currency impact	7

Balance at June 30, 2006	$107

Included in the $20 of deductions are approximately $6 related to the purchase of a partially restructured technical facility and approximately $14 related to third-party sublease payments. Upon transfer of ownership of the technical facility, the Company’s building lease obligation and remaining facilities closing reserves were extinguished.

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2006	December 31, 2005
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$84	$97
Accrued payroll, bonus, commissions, and related benefits	33	57
Accrued interest	30	19
Current portion of capital lease obligations	21	14
Accrued professional fees	18	20
Accrued real estate and related costs	19	17
Accrued operations, administration and maintenance costs	11	7
Accrued capital expenditures	30	16
Income taxes payable	9	10
Deferred reorganization costs	7	8
Other	61	65

Total other current liabilities	$323	$330

6. STOCK BASED COMPENSATION

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

The Company recognized $7 and $19, respectively, of non-cash stock related expenses for the three and six months ended June 30, 2006 and $12 and $25, respectively, for the three and six months ended June 30, 2005. These expenses are included in real estate, network and operations and selling, general and administrative in the condensed consolidated statements of operations. The stock-related expenses for each period reflect share-based awards outstanding during such period, including awards granted both prior to and during such period.

During the six months ended June 30, 2006, the Company awarded 436,900 restricted stock units which vest on March 7, 2009 and 518,900 performance share opportunities which vest on December 31, 2008, in each case subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability; provided that the chief executive officer’s performance shares vest in full upon actual or constructive termination without cause (as determined in accordance with his employment agreement) or due to death or long-term disability. Each performance share grantee can earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved or (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved. No payout will be made for performance below threshold, and the payout for performance above maximum is capped at 150% of the target opportunity. Actual payouts will be calculated using interpolation between threshold and target or target and maximum, as applicable. The total performance share opportunity of each participant in this program comprises three separate award opportunities based on measures of combined 2006 and 2007 earnings, cash use, and adjusted gross margin attributable to the Company’s enterprise, carrier data and indirect channel segment. The 2007 portion of these measures will be based on the 2007 business plan when approved by the Board of Directors.

Annual Bonus Program

During the six months ended June 30, 2006, the Board of Directors of the Company adopted the 2006 Annual Bonus Program (the “2006 Bonus Program”). The 2006 Bonus Program is an annual bonus applicable to substantially all non-sales employees of the Company, which is intended to retain such employees and to motivate them to help the Company achieve its financial goals. Each participant is provided a target award under the 2006 Bonus Program expressed as a percentage of base salary. Actual awards under the 2006 Bonus Program will be paid only if the Company achieves specified earnings and cash use goals. Bonus payouts under the 2006 Bonus Program will be made half in cash and half in fully vested shares of common stock of the Company; provided that the Compensation Committee of the Board of Directors retains discretion to use cash rather than shares as the Committee deems fit. To the extent common shares are used for payment of bonus awards, such shares shall be valued based on the closing price on the NASDAQ National Market on the date financial results are certified by the Compensation Committee and the Board of Directors.

7. COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(76)	$(75)	$(184)	$(181)
Foreign currency translation adjustment	1	7	—	19
Unrealized derivative gain (loss) on cash flow hedges	(5)	4	(6)	6

Comprehensive loss	$(80)	$(64)	$(190)	$(156)

8. LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 and $2, respectively, for each of the three and six months ended June 30, 2006 and 2005. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three and six months ended June 30, 2006 and 2005, diluted loss per common share is the same as basic loss per common share.

For the three and six months ended June 30, 2006, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 20,706,122 common shares issuable upon conversion of convertible debt securities, 753,394 stock options, and 1,103,750 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Plan. For the three and six months ended June 30, 2005, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 595,376 stock options, 13,770,159 common shares issuable upon conversion of convertible debt securities and 1,091,634 common shares issuable upon vesting of restricted stock units under the 2003 Global Crossing Limited Stock Incentive Plan.

9. INCOME TAXES

The Company’s provision for income taxes for the three and six months ended June 30, 2006 was $13 and $25, respectively, of which $12 and $23, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. For the three and six months ended June 30, 2005, the Company’s provision for income taxes was $15 and $24, respectively, of which $11 and $19, respectively was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The provision for income taxes, which is a reversal of the related valuation allowance that existed at the fresh start date, has been recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganizations under the Bankruptcy Code.” This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

10. CONTINGENCIES

From time to time, the Company is party to various legal proceedings in the ordinary course of business or otherwise. The following is a description of the material legal proceedings involving the Company commenced or pending during the six months ended June 30, 2006. In accordance with SFAS 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

AT&T Inc. (formally SBC Communications Inc.) Claim

AT&T Inc. (“AT&T”) has asserted that the Company is engaging in the misrouting of traffic through third- party intermediaries for the purpose of avoiding access charges payable to AT&T’s LEC affiliates, allegedly in violation of the AT&T Order. AT&T asserted that the Company owed it $19 through July 15, 2004. The Company responded to AT&T denying the claim in its entirety.

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

In August 2003, the OFT extended its investigation to include allegations of price fixing and information sharing on the level of fees that the subsea entities would pay landowners for permission to land submarine telecommunication cables on their land in the U.K. The Company responded to that investigation denying illegality on October 10, 2003. The Company cooperated fully with the investigation and has supplied additional factual materials including a number of formal witness statements. By a letter dated January 24, 2006, the OFT notified the Company that it had provisionally decided to close both investigations. In a letter dated June 23, 2006, the OFT formally notified the Company that it was terminating its investigation with no finding of liability adverse to the Company.

Qwest Rights-of-Way Litigation

In May 2001, a purported class action was commenced against three of the Company’s subsidiaries in the U.S. District Court for the Southern District of Illinois. The complaint alleges that the Company had no right to install a fiber-optic cable in rights-of-way granted by the plaintiffs to certain railroads. Pursuant to an agreement with Qwest Communications Corporation, the Company has an indefeasible right to use certain fiber-optic cables in a fiber-optic communications system constructed by Qwest within the rights-of-way. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber- optic cable for use by Qwest or any other entities. The action has been brought on behalf of a national class of landowners whose property underlies or is adjacent to a railroad right-of-way within which the fiber-optic cables have been installed. The action seeks actual damages in an unstated amount and alleges that the wrongs done by the Company involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. The Company made a demand of Qwest to defend and indemnify the Company in the lawsuit. In response, Qwest has appointed defense counsel to protect the Company’s interests.

The Company’s North American network includes capacity purchased from Qwest on an IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on the Company’s ability to utilize large portions of the Company’s North American network. This litigation was stayed against the Company pending the effective date of the Plan of Reorganization, and the plaintiffs’ pre-petition claims against the Company were discharged at that time in accordance with the Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post- confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate large portions of its North American network, although it believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which the Company originally purchased this capacity. As part of a global resolution of all bankruptcy claims asserted against the Company by Qwest, Qwest agreed to reaffirm its obligations of defense and indemnity to the Company for the assertions made in this claim. In September 2002, Qwest and certain of the other telecommunication carrier defendants filed a proposed settlement agreement in the U.S. District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court’s injunction were opposed by a number of parties who intervened and an appeal was taken to the U.S. Court of Appeals for the Seventh Circuit. In a decision dated October 19, 2004, the Court of Appeals reversed the approval of the settlement and lifted the injunction. The case has been remanded to the District Court for further proceedings.

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

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber-optic cable, which was constructed, owned and operated by PCL. PCL asserts that the Company and Asia Global Crossing, another former subsidiary of the Company, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by the Company and Asia Global Crossing Limited on behalf of PCL.

During the pendency of the Company’s Chapter 11 proceedings, on January 14, 2003, PCL filed an administrative expense claim in the GC Debtors’ bankruptcy court for $8 in post-petition services plus unliquidated amounts arising from the Company’s alleged breaches of fiduciary duty and misallocation of PCL’s revenues. The Company objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of $79 claiming the Company failed to pay revenue for services and maintenance charges relating to PC-1 capacity and failed to pay PCL for use of the related cable stations and seeking to recover a portion of the monies received by the Company under a settlement agreement entered into with Microsoft Corporation and an arbitration award against Softbank. The Company filed an objection to the amended claim seeking to dismiss, expunge and/or reclassify the claim and PCL responded to the objection by filing a motion for partial summary judgment claiming approximately $22 for the capacity, operations and maintenance charges and co-location charges and up to approximately $78 for the Microsoft and Softbank proceeds. PCL’s claim for co-location charges (which comprised approximately $2 of the total claim) was settled pursuant to a settlement agreement which was approved by PCL’s bankruptcy court on November 4, 2005.

Subsequently on June 5, 2006 (and pursuant to a new scheduling order agreed between the parties), the parties agreed to hold the Company’s motion to dismiss in abatement and PCL agreed to withdraw its partial summary judgment motion and to file a new summary judgment motion. On June 5, 2006 PCL filed a new motion for partial summary judgment claiming not less than $2 for revenues for short term leases on PC-1, not less than $6 in respect of operation and maintenance fees paid to the Company by its customers for capacity on PC-1 and an unspecified amount to be determined at trial in respect of the Microsoft/ Softbank Claim. The Company filed a response to that motion on June 26, 2006, together with a cross motion for partial summary judgment disallowing certain of PCL’s administrative claims.

PCL and the Company have also agreed that PCL’s claims will be consolidated with those which the Company has filed against PCL in its separate bankruptcy case and both parties’ claims will be litigated in the Company’s bankruptcy court. No monies will be paid by either party until both parties’ countervailing claims have been resolved. PCL’s deadline to reply to the Company’s response to PCL’s motion for partial summary judgment and to respond to the Company’s cross motion for partial summary judgment has been extended to August 28, 2006. The Company will then have until November 20, 2006 to reply to PCL’s response to the Company’s cross motion for summary judgment. It is anticipated that a trial of this matter will not take place before February 12, 2007.

11. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three and six months ended June 30, 2006, the Company provided approximately $0.1 of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, ST Telemedia. Further, during the three and six months ended June 30, 2006, the Company received approximately $0.4 and $0.9, respectively, of telecommunication services from an affiliate of ST Telemedia. For the three and six months ended June 30, 2005, the Company provided approximately $0.0 and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of ST Telemedia and received approximately $0.3 and $0.5, respectively, of co-location services from an affiliate of ST Telemedia. Additionally, during the three and six months ended June 30, 2006, the Company accrued dividends and interest of $8.6 and $17.2, respectively, related to debt and preferred stock held by affiliates of ST Telemedia and $7.8 and $15.6 during the three and six months ended June 30, 2005, respectively.

At June 30, 2006 and December 31, 2005, the Company had approximately $36.3 and $24.1, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to interest due under the Mandatory Convertible Notes and dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” and “other deferred liabilities,” respectively, in the accompanying consolidated balance sheets. The Company accrues interest on the Mandatory Convertible Notes at the annual rate of 11% due to certain provisions in the Mandatory Convertible Notes indenture that could obligate the Company to pay interest retroactively at that rate if the Company were unable to deliver common shares upon receiving a notice of conversion from a holder of such notes (a “Conversion Restriction”). However, at such time, if any, as the Mandatory Convertible Notes are converted into common shares of the Company, all amounts accrued for interest and principal on the applicable Mandatory Convertible Notes will be reclassified to common stock and additional paid in capital.

The Company will pay a consent fee of $1 to an ST Telemedia subsidiary in connection with the subsidiary’s execution of an intercreditor agreement and resultant subordination of its security interest in the collateral which also secures the Working Capital Facility.

On May 30, 2006, STT Crossing Ltd, a wholly-owned subsidiary of ST Telemedia, purchased 6.23 million shares of the Company’s common stock as part of the Company’s public offering of common stock.

Commercial relationships between the Company and the Slim Family

According to filings made with the SEC, Carlos Slim Helu and members of his family (collectively, the “Slim Family”), together with entities controlled by the Slim Family, held greater than 10% of the Company’s common stock prior to May 2, 2006. Accordingly, the members of the Slim Family may therefore be considered to have been related parties of the Company during the first and a portion of the second quarter of 2006. During the three and six months ended June 30, 2006 and 2005, the Company engaged in various commercial transactions in the ordinary course of business with telecommunications companies controlled by or subject to significant influence from the Slim Family (“Slim-Related Entities”). Telecommunications services provided to Slim-Related Entities were approximately $0.6 and $1.9, respectively, during April 2006 and during the four months ended April 30, 2006 and approximately $1.4 and $3.8, respectively, for the three and six months ended June 30, 2005. Purchases of access-related services from Slim-Related Entities were approximately $0.8 and $2.5, respectively, during April 2006 and during the four months ended April 30, 2006 and approximately $1.3 and $2.6, respectively, for the three and six months ended June 30, 2005.

Commercial relationships with Employees

During the first quarter of 2006, the Company purchased the shares of a company owned by an employee for $0.2.

Settlement with Asia Global Crossing Bankruptcy Trustee

In November 2004, the bankruptcy trustee for Asia Global Crossing Ltd, a former majority-owned subsidiary of the Company now in liquidation under Chapter 7 of the U.S. Bankruptcy Code (“AGC”), filed a lawsuit against a number of former directors and officers of AGC, including the chief executive officer and certain other senior officers of the Company (collectively, the “Company Parties”). The lawsuit alleged, among other things, breaches of fiduciary duty and duty of loyalty, preferential transfers, and fraudulent conveyances, in each case arising prior to the AGC bankruptcy filing in November 2002. The Company was not named as a defendant in the lawsuit. To avoid adverse consequences to the Company that might result from protracted litigation of the matter, the Company entered into a stipulation of settlement on November 30, 2005 with (among others) the AGC bankruptcy trustee and agreed to contribute $4 to a larger settlement fund. The stipulation was approved by Judge Lynch of the U.S. District Court for the Southern District of New York on March 23, 2006. Under the terms of the settlement, the Company contributed $2 to the settlement fund in June 2006 and is required to contribute the remaining $2 on January 31, 2007 which is included in other current liabilities.

12. SEGMENT REPORTING

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

The enterprise, carrier data and indirect channels segment consists of: (i) the provision of voice, data and collaboration services to all customers other than carriers, consumers, and Trader Voice and Small Business Group (“SBG”) customers; (ii) the provision of data products, including IP, transport and capacity services, to telecommunications carrier customers; and (iii) the provision of voice, data and managed services to or through business relationships with other telecommunications carriers, sales agents and system integrators. The carrier voice segment consists of the provision of United States domestic and international long distance voice services to carrier customers. The consumer voice segment consists of the provision of voice services to consumers and, prior to the sales of the SBG and Trader Voice businesses in 2005, the provision of voice and data services to customers of these businesses.

The Company defines adjusted gross margin as revenue less cost of access. This metric is a key financial measure used by the chief operating decision maker in assessing segment performance and allocating resources. Adjusted gross margin is not recognized under U.S. GAAP.

Segment information

For the three months ended June 30, 2006:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice	Consolidated Results
Revenues from external customers	$299	$160	$2	$461
Cost of access	(144)	(142)	—	(286)

Adjusted gross margin	$155	$18	$2	175

Real estate, network and operations				(73)
Third party maintenance				(21)
Cost of equipment sales				(13)

Gross margin				$68

For the three months ended June 30, 2005:
	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$274	$197	$28	$499
Cost of access	(126)	(172)	(13)	(311)

Adjusted gross margin	$148	$25	$15	188

Real estate, network and operations				(77)
Third party maintenance				(24)
Cost of equipment sales				(15)

Gross margin				$72

For the six months ended June 30, 2006:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice	Consolidated Results
Revenues from external customers	$585	$328	$4	$917
Cost of access	(280)	(291)	—	(571)

Adjusted gross margin	$305	$37	$4	346

Real estate, network and operations				(150)
Third party maintenance				(45)
Cost of equipment sales				(28)

Gross margin				$123

For the six months ended June 30, 2005:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$547	$416	$62	$1,025
Cost of access	(250)	(353)	(28)	(631)

Adjusted gross margin	$297	$63	$34	394

Real estate, network and operations				(156)
Third party maintenance				(50)
Cost of equipment sales				(27)

Gross margin				$161

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

Risks Related to Liquidity and Financial Resources

•	We have incurred substantial operating losses, which have continued in 2006. We may be unable to improve operating results to achieve positive cash flows in the future, which could prevent us from meeting our long-term liquidity requirements.

•	The covenants in our debt instruments restrict our financial and operational flexibility.

•	Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial flexibility.

•	We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

Risks Related to our Operations

•	Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

•	The operation, administration, maintenance and repair of our systems are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design lives, including as a result of natural disasters, terrorist acts, power losses, security breaches or computer viruses.

•	We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions.

•	Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our results may suffer due to currency translations.

•	Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.

Risks Related to Competition and our Industry

•	The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

•	Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

•	Many of our competitors have superior resources, which could place us at a cost and price disadvantage. Ongoing industry consolidation among our competitors has the potential to enhance the competitive position of such competitors.

•	Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

•	Our operations are subject to extensive regulation and require us to obtain and maintain a number of governmental licenses and permits. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

•	Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

Risks Related to our Securities

•	A subsidiary of ST Telemedia is our majority stockholder and the voting rights of other stockholders are therefore limited in practical effect.

•	Future sales of our common stock by our majority stockholder or others could adversely affect its price and/or our ability to raise capital. Future acquisitions by our majority stockholder will decrease the stock’s liquidity.

•	We have a very substantial overhang of common stock. Future issuances of common stock (upon conversion of derivative securities or otherwise) will cause substantial dilution which may negatively affect the market price.

•	We will require a significant amount of cash to service our indebtedness. We may not be able to meet our debt obligations without significant improvements in operating cash flows.

•	Our 5% Convertible Notes are not guaranteed by our subsidiaries and are therefore structurally subordinated to all future liabilities of our subsidiaries. Furthermore, the indenture governing the 5% Convertible Notes does not limit us or our subsidiaries from incurring additional secured or unsecured indebtedness.

Other Risks

•	We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

•	Our real estate restructuring reserve represents a material liability the calculation of which involves significant estimation.

•	We have significant deficiencies in our internal controls, processes and procedures and may face difficulties in strengthening our internal accounting systems and controls and in our ability to satisfy our financial reporting obligations on a timely basis.

For a more detailed description of these risks and important additional risk factors, see Item 1A, “Business—Cautionary Factors That May Affect Future Results,” in our annual report on Form 10-K for the year ended December 31, 2005

Executive Summary

Overview

We are a global provider of telecommunications services to carriers and commercial enterprises around the world. The principal services we offer to our customers include voice, data and collaboration services. We offer these services using a global IP-based network that directly connects more than 300 cities in 28 countries and delivers services to more than 600 cities in more than 60 countries around the world. The majority of our telecommunications services revenues and cash flows are generated based on monthly recurring services. We organize our operations into three reportable operating segments: (i) enterprise, carrier data and indirect channels, (ii) carrier voice, and (iii) consumer voice.

Second Quarter 2006 Highlights

During the second quarter of 2006, we completed concurrent public offerings of common stock and convertible senior notes for total gross proceeds of $384 million. We intend to use the proceeds from these offerings for general corporate purposes, which may include the acquisition of assets or businesses that are complementary to our existing business. In addition, during the second quarter of 2006, we entered into a working capital facility providing for up to $55 million in loans and letters of credit (subject to various limits on availability) to fund the Company’s ongoing working capital requirements. Initial advances under this facility are subject to certain closing conditions. See below in this Item 2 under “Liquidity and Capital Resources” for further information related to the concurrent public offerings and working capital facility.

Revenues for our enterprise, carrier and indirect channels segment, which is the primary focus of our business strategy, increased $25 million or 9% to $299 million in the second quarter of 2006 from $274 million in the second quarter of 2005 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets. We have also modestly increased revenue from our indirect sales channels through establishing additional system integrator and application service provider relationships.

During the second quarter of 2006, we posted a net operating loss of $53 million and had net cash used by operating and investing activities of $62 million (including $20 million used to collateralize the first six annual interest payments on the convertible notes). At June 30, 2006 we had $456 million of unrestricted cash, as compared to $224 million at December 31, 2005. We expect our operations to start generating positive cash flow at some point in time during the second half of 2006.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the accompanying condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on our knowledge of current events, our actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of our management, who continually evaluate the judgments, estimates and assumptions and may employ outside experts to assist in the evaluations.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”) in July 2006. See Footnote 2 to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q.

Results of operations for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005:

Consolidated Results

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2006	2005	$	%	2006	2005	$	%
	(dollars in millions)
Revenue	$461	$499	$(38)	(8)%	$917	$1,025	$(108)	(11)%
Cost of revenue (excluding depreciation and amortization shown separately below):
Cost of access	(286)	(311)	(25)	(8)%	(571)	(631)	(60)	(10)%
Real estate, network and operations	(73)	(77)	(4)	(5)%	(150)	(156)	(6)	(4)%
Third party maintenance	(21)	(24)	(3)	(13)%	(45)	(50)	(5)	(10)%
Cost of equipment sales	(13)	(15)	(2)	(13)%	(28)	(27)	1	4%

Total cost of revenue	(393)	(427)			(794)	(864)

Selling, general and administrative	(85)	(99)	(14)	(14)%	(185)	(216)	(31)	(14)%
Depreciation and amortization	(36)	(33)	3	9%	(73)	(70)	3	4%

Total operating expenses	(514)	(559)			(1,052)	(1,150)

Operating loss	(53)	(60)			(135)	(125)

Other income (expense):
Interest income	5	3	2	67%	7	6	1	17%
Interest expense	(26)	(26)	—	NM	(49)	(50)	(1)	(2)%
Other income (expense), net	(2)	12	NM	NM	(1)	(1)	—	NM

Loss from continuing operations before reorganization items and provision for income taxes	(76)	(71)			(178)	(170)
Net gain on preconfirmation contingencies	13	10	3	30%	19	12	7	58%

Loss from continuing operations before provision for income taxes	(63)	(61)			(159)	(158)

Provision for income taxes	(13)	(15)	(2)	(13)%	(25)	(24)	1	4%

Loss from continuing operations	(76)	(76)			(184)	(182)

Income from discontinued operations, net of income tax	—	1	(1)	(100)%	—	1	(1)	(100)%

Net loss	(76)	(75)			(184)	(181)

Preferred stock dividends	(1)	(1)	—	NM	(2)	(2)	—	NM

Loss applicable to common shareholders	$(77)	$(76)			$(186)	$(183)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue. Our revenue decreased in the three and six months ended June 30, 2006 compared with the same periods in 2005 as a result of (i) the optimizing of our carrier voice segment through targeted price increases which resulted in the migration of certain traffic off our network; (ii) reductions in our consumer voice segment revenue as a result of the planned sales of our Trader Voice and SBG businesses on May 3, 2005 and December 31, 2005, respectively; and (iii) pricing reductions for certain telecommunications services.

Revenues for our enterprise, carrier and indirect channels segment, which is the primary focus of our business strategy, increased in the three and six months ended June 30, 2006 compared with the same periods in 2005 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in increases in sale volume. We have also increased our revenue from our indirect sales channels through establishing additional system integrator and application service provider relationships (see “Segment Results” in this Item 2 for further discussion of results by segment).

Cost of revenue. Cost of revenue primarily includes the following: (i) cost of access, including usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (ii) real estate, network and operations charges which include (a) employee- related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees directly attributable to the operation of our network, (b) real estate expenses for all technical sites, and (c) other non-employee related costs incurred to operate our network, such as license and permit fees and professional fees; (iii) cost of equipment sales, which includes the software, hardware, equipment and maintenance sold to our managed services, collaboration services and system integrator customers; and (iv) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber-optic network (“wet maintenance”) and cable landing stations.

Cost of access decreased in the three and six months ended June 30, 2006 compared with the same periods in 2005 as a result of: (i) reductions in the amount of usage-based access services purchased due to lower carrier voice sales volume and (ii) our cost of access initiatives to optimize the access network and effectively lower cost of access unit prices.

Real estate, network and operations decreased in the three and six months ended June 30, 2006 compared with the same periods in 2005 primarily as a result of a $5 million reduction in stock and cash compensation due to accruing the 2006 annual bonus program and other performance based compensation plans at a lower rate than 2005.

Third party maintenance expenses decreased in the three and six months ended June 30, 2006 compared with the same periods in 2005 as a result of optimizing our vendor arrangements by renegotiating certain maintenance agreements. Specific renegotiations included term extensions, which resulted in lower annual charges, and amendments to change maintenance charges from a standing fixed charge to a variable charge based on actual vendor time and material charges incurred.

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

The decrease in SG&A in the second quarter of 2006 compared with the second quarter of 2005 is primarily a result of: (i) a $7 million decrease in professional fees; (ii) a $6 million reduction in stock and cash compensation primarily due to accruing the 2006 annual bonus program and other performance based compensation plans at a lower rate than 2005; and (iii) a $3 million decrease in non-income taxes, all of which were partially offset by a $3 million increase in miscellaneous expenses primarily due to higher medical benefits expenses in 2006.

The decrease in SG&A in the six months ended June 30, 2006 compared with the six months ended June 30, 2005 is primarily a result of: (i) a $24 million decrease in restructuring expenses due to the recognition in the first quarter of 2005 of an additional $24 million in facility closure restructuring charges as a result of a reduction in our estimated sublease payments for the 2003 and prior restructuring plans; (ii) a $7 million decrease in professional fees predominantly related to legal; (iii) a $6 million reduction in non-income taxes; and (iv) a $6 million reduction in stock and cash compensation primarily due to accruing the 2006 annual bonus program and other performance based compensation plans at a lower rate than 2005.

The above decreases in SG&A were partially offset by an $8 million increase in miscellaneous expenses primarily as a result of higher medical benefits expenses in 2006 and certain non-recurring vendor settlement gains recorded during 2005.

Other income (expense), net. Other income (expense), net decreased during the second quarter of 2006 compared with the second quarter of 2005 primarily as a result of a reduction in gains recorded on the sale of assets, including our Trader Voice business, marketable securities and property and equipment, partially offset by a reduction in losses from foreign currency impacts on transactions.

Other income (expense), net showed no significant change in the six months ended June 30, 2006 compared with the same period in 2005.

Net gain on pre-confirmation contingencies. During the six months ended June 30, 2006 and 2005, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from Chapter 11 proceedings. We have accounted for these contingencies in accordance with AICPA Practice Bulletin 11—“Accounting for Preconfirmation Contingencies in Fresh Start Reporting” and recorded a net gain on the settlements and/or changes in estimated liabilities. The most significant gains in both quarters are related to changes in estimated liabilities for income and non-income tax contingencies and settlements with certain tax authorities and one of our former insurance companies.

Segment Results

Our results are segmented according to groupings based on a combination of products, customer types and distribution channels.

We define adjusted gross margin as revenue less cost of access. This metric is a key financial measure used by the chief operating decision maker in assessing segment performance and allocating resources. Adjusted gross margin is not recognized under U.S. GAAP. See Note 12 to the condensed consolidated financial statements for a reconciliation of segment results to consolidated results.

Enterprise, carrier data and indirect channels segment:

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
	(in millions)
Revenue	$299	$274	$25	9%
Cost of access	(144)	(126)	18	14%

Adjusted gross margin	$155	$148	7	5%

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
	(in millions)
Revenue	$585	$547	$38	7%
Cost of access	(280)	(250)	30	12%

Adjusted gross margin	$305	$297	8	3%

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

Revenue. Revenue in these areas in total increased in the three and six months ended June 30, 2006 compared with the same periods in 2005 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in an increase in sales volume. There was a modest increase in revenue related to sales through indirect channels as a result of entering into additional agreements with system integrators and application service providers; these channels are expected to grow significantly in future years. The increase in revenue was moderated by declines in prices for certain telecommunications services as well as customer attrition. Prices for basic data services, such as transport services (i.e., international private line and wavelength services) and internet access services, declined over 20% while prices for advanced data services such as IP VPN services and managed solutions were flat to a modest increase. Prices for enterprise voice services declined approximately 5%.

Adjusted Gross Margin. Adjusted gross margin in this segment increased modestly in the three and six months ended June 30, 2006 compared with the second quarter of 2005 as a result of the increases in revenue described above, partially offset by higher cost of access charges as a result of additional usage volume.

Carrier voice segment:

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
	(in millions)
Revenue	$160	$197	$(37)	(19)%
Cost of access	(142)	(172)	(30)	(17)%

Adjusted gross margin	$18	$25	(7)	(28)%

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
	(in millions)
Revenue	$328	$416	$(88)	(21)%
Cost of access	(291)	(353)	(62)	(18)%

Adjusted gross margin	$37	$63	(26)	(41)%

Revenue. Carrier voice revenue declined in the three and six months ended June 30, 2006 compared with the same periods in 2005 as a result of the optimizing of our carrier voice segment through targeted price increases which resulted in the migration of certain traffic off our network and non-renewal of certain contracts. Our sale volume related to U.S. domestic long distance voice services declined by more than 10%. In addition, our average pricing for our U.S. domestic long distance voice services base decreased approximately 5% and average pricing for our international long distance services decreased at a greater rate.

Adjusted Gross Margin. Adjusted gross margin in this segment decreased in the three and six months ended June 30, 2006 compared with the same periods in 2005 as a result of the reductions in carrier voice revenue due to reductions in pricing and sales volumes. The decrease as a result of lower revenues was partially offset by reductions in cost of access charges due to lower carrier voice sales volume and cost of access initiatives to optimize network access and effectively lower access unit prices.

Consumer Voice segment:

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
	(in millions)
Revenue	$2	$28	$(26)	(93)%
Cost of access	—	(13)	(13)	(100)%

Adjusted gross margin	$2	$15	(13)	(87)%

	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
	(in millions)
Revenue	$4	$62	$(58)	(94)%
Cost of access	—	(28)	(28)	(100)%

Adjusted gross margin	$4	$34	(30)	(88)%

Revenue. Consumer voice revenues decreased in the three and six months ended June 30, 2006 compared with the same periods in 2005 primarily as a result of the sales of our Trader Voice and SBG businesses on May 3, 2005 and December 31, 2005, respectively.

Adjusted Gross Margin. Adjusted gross margin in this segment decreased in the three and six months ended June 30, 2006 compared with the same periods in 2005 as a result of the sales of the business groups noted above.

Liquidity and Capital Resources

Financial Condition and Liquidity

At June 30, 2006, our available liquidity consisted of $456 million of unrestricted cash and cash equivalents. In addition, we also held $21 million in restricted cash and cash equivalents of which $17 million is included in other assets in the accompanying unaudited condensed consolidated balance sheet. The restricted cash and cash equivalents represent collateral relating to certain rental guarantees, performance bonds, letters of credit and deposits.

For each period since we commenced operations, we have incurred substantial operating losses. For the six months ended June 30, 2006, we posted a net operating loss of approximately $135 million and had net cash used by operating and investing activities of $130 million (including $20 million used to collateralize the first six annual interest payments on the convertible notes described below). We expect our operations to start generating positive cash flow at some point in time during the second half of 2006.

On May 30, 2006, we completed concurrent public offerings of 12,000,000 shares of common stock and $144 million aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) for total gross proceeds of $384 million. The net proceeds from the public offerings will be approximately $371 million, after deducting underwriters’ discounts and payment of other direct fees. Concurrent with the closing of the convertible senior notes offering we purchased a portfolio of U.S. treasury securities with total face value of $21 million for $20 million, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes; these securities are included in other current assets ($7 million) and other assets ($13 million). The remaining net proceeds will be used for general corporate purposes, which may include the acquisition of assets or businesses that are complementary to our existing business.

The 5% Convertible Notes rank equal in right of payment with any other senior indebtedness of Global Crossing Limited, except to the extent of the value of any collateral securing such indebtedness. The notes were priced at par value, mature on May 15, 2011, and accrue interest at 5% per annum, payable semi-annually on May 15 and November 15 of each year. The 5% Convertible Notes may be converted at any time prior to maturity at the option of the holder into shares of our common stock at a conversion price of approximately $22.98 per share. At any time prior to maturity, we may unilaterally and irrevocably elect to settle our conversion obligation in cash and, if applicable, shares of the Company’s common stock, calculated as set forth in the indenture governing the 5% Convertible Notes. During the twelve months ended May 20, 2009 and May 20, 2010, we may redeem some or all of the 5% Convertible Notes for cash at a redemption price equal to 102% and 101%, respectively, of the principal amount being redeemed, plus accrued and unpaid interest. We have no right to redeem the 5% Convertible Notes prior to May 20, 2008. We may be required to repurchase, for cash, all or a portion of the notes upon the occurrence of a fundamental change (i.e., a change in control or a delisting of our common stock) at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of our common stock in a transaction constituting a fundamental change.

On May 10, 2006, through certain of our U.S. subsidiaries (the “W/C Facility Borrowers”), we entered into a $55 million working capital facility (the “Working Capital Facility”) with Bank of America, N.A. (the “Agent”) and other lenders participating from time to time. The Working Capital Facility, which expires on May 9, 2009, provides for a secured revolving line of credit of up to $55 million; provided that the availability is limited to $35 million until certain financial tests are met. Initial advances under the facility (excluding the May 10, 2006 advance of $1 million representing an upfront fee “rolled” into the facility) are subject to certain state regulatory approvals, which are expected in the course of the next two months, and to customary closing conditions. The W/C Facility Borrowers can borrow up to (i) 85% of their eligible billed accounts receivable and (ii) 60% of their eligible unbilled accounts receivable (not to exceed $25 million in unbilled accounts receivable), to the extent the aggregate of such amounts exceed a $20 million availability block and other reserve amounts that may be set aside by the Agent. Facility fees and other fees are payable for the duration of the facility. Borrowings under the Working Capital Facility will be used for commercial letters of credit up to $25 million and to fund our ongoing working capital requirements including operating losses, debt service and capital expenditures. The Working Capital Facility effectively allows for borrowing at rates equal to LIBOR plus 2.5% to 3.0% or the lender’s prime rate plus 1.0% to 1.5%. The actual rate will depend upon the Company’s consolidated restricted cash and the availability under the facility. The facility is secured by (i) guarantees from substantially all of the Company’s North American subsidiaries (together with the W/C Facility Borrowers, the “W/C Facility Loan Parties”), (ii) a pledge of the W/C Facility Loan Parties’ outstanding common shares, and (iii) a first lien on accounts receivable and other assets of the W/C Facility Loan Parties, subject to an intercreditor agreement with the trustee under the Mandatory Convertible Notes indenture. The Working Capital Facility includes, among other things, certain financial covenants applicable to the W/C Facility Loan Parties. The Working Capital Facility can be terminated by the Company at any time without penalty and can be terminated by the lenders ninety days prior to the maturity of the Mandatory Convertible Notes if the lenders have not received reasonable assurance that such notes will convert to equity. As required by the terms of the restructuring agreement among the Company and the subsidiaries of ST Telemedia dated October 8, 2004, the Company will pay a consent fee of $1 million to an ST Telemedia subsidiary in connection with such subsidiary’s execution of the intercreditor agreement and resultant subordination of its security interest in the collateral which also secures the Working Capital Facility.

In addition to the above financing arrangements, depending on business opportunity and market conditions prevailing from time to time, we may elect to preserve financial flexibility by entering into additional financing arrangements, which could include, but is not limited to, equipment lease facilities. Our ability to do so is subject to the limitations in our outstanding debt instruments and to the rights of ST Telemedia under our outstanding preference shares.

As required by the indenture governing the GCUK Notes, within 120 days after the end of each year, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. On April 18, 2006, GCUK commenced its Annual Repurchase Offer for the period from December 23, 2004 to December 31, 2005 and offered to purchase for cash up to approximately £15 million (approximately $26 million) of GCUK Notes, including accrued interest. The Annual Repurchase Offer expired on May 17, 2006 without any unwithdrawn tenders.

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon dividends and inter-company transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world and may be subject to contractual restrictions or legal constraints affecting their ability to pay dividends or make inter-company funds transfers.

In particular, GCUK serves as a source of funding for us and our other subsidiaries, and we expect to continue to use GCUK as a source of funding though intercompany loans, subject to significant restrictions under the GCUK Notes indenture and English law. GCUK made loans to our Global Crossing Europe Limited subsidiary of approximately $31 million in April 2006. Further loans of approximately $50 million were made in May 2006 after the expiration of the Annual Repurchase Offer, at which time the loans from April 2006 were repaid in full. These intercompany loans are guaranteed by GCL, and accrue a market-related interest rate and are denominated in United States dollars.

A default by us or any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of such entities, could trigger cross-default provisions under the indenture for the Mandatory Convertible Notes and may trigger cross-default provisions under the 5% Convertible Notes indenture, the Working Capital Facility or any other financing that we may arrange. This could lead the applicable debt holders to accelerate the maturity of their relevant debt instruments, foreclose on our assets and adversely affect our rights under other commercial agreements, which would have a material adverse effect on our financial condition. In addition, in the event of a “Conversion Restriction” (as defined in the indenture for the Mandatory Convertible Notes), we could be required to pay cash interest on the Mandatory Convertible Notes at 11% (calculated retroactively from the issue date) and to redeem such notes on December 23, 2008 for $250 million in cash.

Indebtedness

At June 30, 2006, we had $811 million of indebtedness outstanding consisting of $387 million GCUK Notes, $268 million of Mandatory Convertible Notes with our controlling shareholder, $144 million 5% Convertible Notes, and $12 million of other debt, including $7 million classified as current portion of long term debt. On June 30, 2006, approximately $6 million of accrued interest related to the Mandatory Convertible Notes was converted to additional Mandatory Convertible Notes. This represents accrued interest through June 29, 2006 calculated at the 4.7% annual rate that applies in absence of a Conversion Restriction. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” of our 2005 annual report on Form 10-K, for a description of the GCUK Notes and the Mandatory Convertible Notes. We are in compliance with all covenants under the indentures for the GCUK Notes, the Mandatory Convertible Notes with controlling shareholder, and the 5% Convertible Notes.

Cash Management Impacts and Working Capital

Our working capital deficit decreased $217 million to a working capital deficit of $42 million at June 30, 2006 compared to a working capital deficit of $259 million at December 31, 2005. This decrease is primarily the result of the net cash proceeds from the concurrent public offerings on May 30, 2006 partially offset by operating cash flow losses and capital expenditures.

Cash Flow Activity for the six months ended June 30, 2006

Cash and cash equivalents increased by $232 million during the six months ended June 30, 2006 to $456 million from $224 million at December 31, 2005. The increase resulted from the net cash proceeds from the concurrent public offerings on May 30, 2006 partially offset by operating cash flow losses and payments made for capital expenditures and restructuring costs.

The following table is a summary of our condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,		$ Change
	2006	2005
	(in millions)
Net cash flows used in operating activities	$(79)	$(53)	$(26)
Net cash flows provided by (used in) investing activities	(51)	4	(55)
Net cash flows provided by (used in) financing activities	359	(7)	366
Effect of exchange rate changes on cash and cash equivalents	3	(4)	7

Net increase (decrease) in cash and cash equivalents	$232	$(60)	292

Our net increase in cash and cash equivalents in the six months ended June 30, 2006 compared with the six months ended June 30, 2005 is due to increases in cash provided by financing activities partially offset by an increase in cash used in operating activities and lower cash provided by investing activities.

Cash flows from financing activities increased primarily as a result of receiving the net proceeds, after underwriting fees and other direct costs, from the issuance of common stock and convertible senior notes related to our public offerings on May 30, 2006. Cash flows provided by investing activities decreased primarily due to (i) a $20 million purchase of U.S. Treasury securities to collateralize the first six interest payments due semi-annually on the 5% Convertible Notes, and (ii) $55 million proceeds received in the second quarter of 2005 related to the sale of our Trader Voice assets and the prepayment of a portion of the purchase price for our SBG assets partially offset by a reduction in cash used for capital expenditures. Cash flows used by operating activities increased primarily due to a lower ratio of cash collections to access disbursements in 2006.

Contractual Cash Commitments

During the six months ended June 30, 2006 we entered into the following material contractual cash commitments: (i) a $25 million equipment leasing agreement that requires us to make lease payments over a 48 month period; (ii) an agreement to purchase for approximately $13 million the shares of an entity whose primary asset is a technical facility for which payment was made on July 4, 2006; and (iii) additional interest payments of approximately $36 million if the $144 million 5% Convertible Notes are held to maturity (see “Indebtedness” for further information on the 5% Convertible Notes).

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. At June 30, 2006 and December 31, 2005, our receivables related to our carrier sales channels represented approximately 56% and 57%, respectively, of our consolidated receivables. Also at June 30, 2006 and December 31, 2005, our receivables due from various agencies of the U.K. Government together represented approximately 12% and 18%, respectively, of our consolidated receivables.

Off-Balance Sheet Arrangements

There were no material changes in our off-balance sheet arrangements during the six months ended June 30, 2006.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2006, there were no material changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10, “Contingencies,” to the accompanying unaudited condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the most significant factors that make an investment in the Company speculative or risky from those set forth in Item 1A., “Risk Factors,” to the Company’s annual report on Form 10-K for the year ended December 31, 2005:

After giving effect to the consummation of our concurrent public offerings on May 30, 2006:

•	We have a very substantial overhang of common stock which increased as a result of the issuance of the 5% Convertible Notes. Future issuances of common stock (upon conversion of derivative securities or otherwise) will cause substantial dilution which may negatively affect the market price.

•	We will require a significant amount of cash to service our indebtedness. We may not be able to meet our debt obligations without significant improvements in operating cash flows.

•	Our 5% Convertible Notes are not guaranteed by our subsidiaries and are therefore structurally subordinated to all future liabilities of our subsidiaries. Furthermore, the indenture governing the 5% Convertible Notes does not limit us or our subsidiaries from incurring additional secured or unsecured indebtedness.

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual General Meeting of Shareholders of the Company was held on June 13, 2006. Each of the proposals submitted for Shareholder approval at the Annual General Meeting was approved. The results of the voting were as follows:

Proposal Number and Description	Shares For	Shares Against (or Withheld)	Abstentions	Broker Non-Votes
1. Proposal to re-elect the following directors for terms expiring at the 2007 Annual General Meeting:
• Charles Macaluso	38,891,381	1,104,404	N/A	N/A
• Michael Rescoe	39,923,169	72,616	N/A	N/A

2. Proposal to increase the Company’s authorized common share capital from 55,000,000 to 85,000,000 shares.	39,676,092	301,117	18,576	N/A

3. Proposal to appoint Ernst & Young LLP as independent auditors for the year ending December 31, 2006 and to authorize the Audit Committee to determine their remuneration.	39,963,636	22,588	9,561	N/A

Item 6. Exhibits

Exhibits filed as part of this report are listed below.

4.1	Indenture dated as of May 18, 2006 between the Registrant and Wells Fargo Bank, N.A. as trustee relating to debt securities to be issued from time to time under the Registrant’s shelf registration statement filed on April 21, 2006 (filed herewith).

4.2	First Supplemental Indenture dated as of May 30, 2006 to the Indenture dated as of May 18, 2006 between the Registrant and Wells Fargo Bank, N.A. as trustee relating to the $143.75 million aggregate original principal amount of the Registrant’s 5.0% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed June 1, 2006).

4.3	Pledge Agreement dated as of May 30, 2006 between the Registrant and Wells Fargo Bank, N.A. as trustee and securities intermediary relating to the $143.75 million aggregate original principal amount of the Registrant’s 5.0% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 99.2 of the Registrant’s current report on Form 8-K filed June 1, 2006).

4.4	Amendment No. 1 to Indenture, dated as of May 30, 2006, by and among the Registrant, those subsidiaries of the Registrant parties thereto, and Wells Fargo Bank, N.A., as trustee and agent for the holders of the notes, relating to the $250 million aggregate original principal amount of 4.7% Senior Secured Mandatory Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 of the Registrant’s current report on Form 8-K filed June 1, 2006).

4.5	Loan and Security Agreement dated as of May 10, 2006 among certain North American subsidiaries of the Registrant, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 99.5 of the Registrant’s current report on Form 8-K filed June 1, 2006).

4.6	Amendment No. 2 to Restructuring Agreement, dated as of May 30, 2006, among the Registrant, Global Crossing Holdings Limited, Global Crossing North American Holdings, Inc., Global Crossing (UK) Telecommunications Limited, STT Crossing Ltd., and STT Communications Ltd. (incorporated by reference to Exhibit 99.4 of the Registrant’s current report on Form 8-K filed June 1, 2006).

10.1	Amendment No. 2 to Registration Rights Agreement, dated as of May 23, 2006, between the Registrant and STT Crossing Ltd (incorporated by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed May 30, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 9, 2006 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)