Form 10-Q
period 2006-09-30
GLOBAL CROSSING LTD
filed 2006-11-09
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2006 was 36,479,136.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$417	$224
Restricted cash and cash equivalents	2	5
Accounts receivable, net of allowances of $43 and $ 49	227	225
Prepaid costs and other current assets	89	94

Total current assets	735	548

Property and equipment, net of accumulated depreciation of $356 and $242	1,002	963
Other assets	97	79

Total assets	$1,834	$1,590

LIABILITIES:
Current liabilities:
Accounts payable	$240	$197
Accrued cost of access	124	134
Current portion of long term debt	13	26
Accrued restructuring costs - current portion	29	31
Deferred revenue - current portion	97	89
Other current liabilities	311	323

Total current liabilities	814	800

Debt with controlling shareholder	268	262
Long term debt	535	361
Obligations under capital leases	87	62
Deferred revenue	124	115
Accrued restructuring costs	68	89
Other deferred liabilities	69	74

Total liabilities	1,965	1,763

SHAREHOLDERS’ DEFICIT:
Common stock, 85,000,000 and 55,000,000 shares authorized, $.01 par value, 36,457,065 and 22,586,703 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	—	—
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	815	534
Accumulated other comprehensive loss	(13)	(8)
Accumulated deficit	(935)	(701)

Total shareholders’ deficit	(131)	(173)

Total liabilities and shareholders’ deficit	$1,834	$1,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$466	$481	$1,383	$1,506
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(275)	(306)	(846)	(937)
Real estate, network and operations	(69)	(75)	(219)	(231)
Third party maintenance	(22)	(24)	(67)	(74)
Cost of equipment sales	(15)	(13)	(43)	(40)

Total cost of revenue	(381)	(418)	(1,175)	(1,282)

Selling, general and administrative	(78)	(96)	(263)	(312)
Depreciation and amortization	(41)	(36)	(114)	(106)

Total operating expenses	(500)	(550)	(1,552)	(1,700)

Operating loss	(34)	(69)	(169)	(194)

Other income (expense):
Interest income	5	3	12	9
Interest expense	(27)	(24)	(76)	(74)
Other expense, net	(2)	(1)	(3)	(2)

Loss from continuing operations before reorganization items and provision for income taxes.	(58)	(91)	(236)	(261)

Net gain on preconfirmation contingencies	10	9	29	21

Loss from continuing operations before provision for income taxes	(48)	(82)	(207)	(240)

Provision for income taxes	(2)	(20)	(27)	(44)

Loss from continuing operations	(50)	(102)	(234)	(284)

Income from discontinued operations, net of income tax	—	8	—	9

Net loss	(50)	(94)	(234)	(275)

Preferred stock dividends	(1)	(1)	(3)	(3)

Loss applicable to common shareholders	$(51)	$(95)	$(237)	$(278)

Loss per common share, basic and diluted:
Loss from continuing operations applicable to common shareholders	$(1.40)	$(4.56)	$(8.07)	$(12.79)

Income from discontinued operations, net	$—	$0.35	$—	$0.40

Loss applicable to common shareholders	$(1.40)	$(4.21)	$(8.07)	$(12.39)

Weighted average number of common shares	36,456,178	22,555,260	29,351,305	22,433,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2006	2005
Cash flows provided by (used in) operating activities:
Net loss	$(234)	$(275)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	(9)
Gain on sale of property and equipment	—	(2)
Gain on sale of marketable securities	(1)	(2)
Gain on sale of assets	—	(14)
Non-cash income tax provision	28	36
Non-cash stock compensation expense	18	39
Depreciation and amortization	114	106
Provision for doubtful accounts	2	7
Amortization of prior period IRUs	(4)	(3)
Deferred reorganization costs	—	(12)
Gain on preconfirmation contingencies	(29)	(21)
Changes in operating working capital	15	(4)
Other	5	68

Net cash used in operating activities	(86)	(86)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(73)	(60)
Purchases of marketable securities	(20)	—
Proceeds from sale of discontinued operations	—	5
Proceeds from sale of marketable securities	1	5
Proceeds from sale of assets	—	55
Change in restricted cash and cash equivalents	16	(6)

Net cash used in investing activities	(76)	(1)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	240	—
Proceeds from long term debt	144	—
Repayment of capital lease obligations	(12)	(12)
Repayment of long term debt	(6)	—
Proceeds from exercise of stock options	3	2
Finance costs incurred	(17)	—
Other	—	(2)

Cash flows provided by (used in) financing activities	352	(12)

Effect of exchange rate changes on cash and cash equivalents	3	(6)

Net increase (decrease) in cash and cash equivalents	193	(105)
Cash and cash equivalents, beginning of period	224	365

Cash and cash equivalents, end of period	$417	$260

Non cash investing and financing activities:
Capital lease and debt obligations incurred	$46	$2

Accrued interest paid with the issuance of convertible notes	$6	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except number of locations, square footage, employees, share and per share information)

(unaudited)

1. BACKGROUND AND ORGANIZATION

Global Crossing Limited and its subsidiaries (collectively, the “Company”) provide telecommunications services using a global IP-based network that directly connects more than 300 cities in 29 countries and delivers services to more than 600 cities in more than 60 countries around the world. The Company serves many of the world’s largest corporations, providing a full range of managed data and voice products and services. For management purposes, the Company’s operations are organized into three reportable operating segments: (i) enterprise, carrier data and indirect channels, (ii) carrier voice, and (iii) consumer voice (see Note 12).

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”) in July 2006. This interpretation states that an “enterprise shall initially recognize the financial statement effects of a tax position where it is more likely than not, based on the technical merits, that the position will be sustained upon examination.” “More likely than not” is defined as a likelihood of greater than 50% based on the facts, circumstances, and information available at the reporting date. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of accumulated deficit. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s financial statements.

The FASB issued Statement of Financial Accounting Standards (“SFAS”) No.157, “Fair Value Measurements” (“FAS 157”), in September 2006. FAS 157 clarifies that the fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. This statement also requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. The provisions of FAS 157 are effective for fiscal periods beginning after November 15, 2007 and are to be applied prospectively. The Company is currently evaluating the impact of adopting FAS 157.

The FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”) in September 2006. The interpretation states that the enterprise is required to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. FAS 158 also requires an entity to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The provisions of FAS 158 are effective as of the end of the fiscal period ending after December 15, 2006. The Company is currently evaluating the impact of adopting FAS 158.

3. FINANCING ACTIVITIES

Working Capital Facility

On May 10, 2006, through certain of our U.S. subsidiaries (the “W/C Facility Borrowers”), the Company entered into a $55 working capital facility (the “Working Capital Facility”) with Bank of America, N.A. (the “Agent”) and other lenders participating from time to time. The Working Capital Facility, which expires on May 9, 2009, provides for a secured revolving line of credit of up to $55; provided that the availability is limited to $35 until certain financial tests are met. Except as set forth in the immediately succeeding paragraph, initial advances under the facility (excluding the May 10, 2006 advance of $1 representing an upfront fee “rolled” into the facility) are subject to certain state regulatory approvals, which are expected by the end of the fourth quarter of 2006, and to customary closing conditions. The W/C Facility Borrowers can borrow up to (i) 85% of their eligible billed accounts receivable and (ii) 60% of their eligible unbilled accounts receivable (not to exceed $25 in unbilled accounts receivable), to the extent the aggregate of such amounts exceed a $20 availability block and other reserve amounts that may be set aside by the Agent. Facility fees and other fees are payable for the duration of the facility. Borrowings under the Working Capital Facility will be used for commercial letters of credit up to $25 and to fund the Company’s ongoing working capital requirements including operating losses, debt service and capital expenditures. The Working Capital Facility effectively allows for borrowing at rates equal to LIBOR plus 2.5% to 3.0% or the lender’s prime rate plus 1.0% to 1.5%. The actual rate will depend upon the Company’s consolidated restricted cash and the availability under the facility. The facility is secured by (i) guarantees from substantially all of the Company’s North American subsidiaries (together with the W/C Facility Borrowers, the “W/C Facility Loan Parties”), (ii) a pledge of the W/C Facility Loan Parties’ outstanding common shares, and (iii) a first lien on accounts receivable and other assets of the W/C Facility Loan Parties, subject to an intercreditor agreement with the trustee under the indenture for the $250 aggregate initial principal amount of the Company’s 4.7% payable-in-kind mandatory convertible notes (the “Mandatory Convertible Notes”) . The Working Capital Facility includes, among other things, certain financial covenants. The Working Capital Facility can be terminated by the Company at any time without penalty and can be terminated by the lenders ninety days prior to the maturity of the Mandatory Convertible Notes if the lenders have not received reasonable assurance that such notes will convert to equity. As required by the terms of the restructuring agreement among the Company and certain subsidiaries of Singapore Technologies Telemedia Pte Ltd, the Company’s indirect majority shareholder (“ST Telemedia”), dated October 8, 2004, the Company incurred and paid a consent fee of $1 to an ST Telemedia subsidiary in connection with such subsidiary’s execution of the intercreditor agreement and resultant subordination of its security interest in the collateral which also secures the Working Capital Facility.

As originally executed, the Working Capital Facility allowed for the issuance, in the sole discretion of the lenders, of letters of credit prior to the satisfaction of all conditions precedent to borrowing under the facility (including the receipt of all required regulatory approvals), provided that any such letters of credit were required to have been cash collateralized. In the third quarter of 2006, the Working Capital Facility was amended to eliminate the cash collateralization requirement. During the three and nine months ended September 30, 2006, approximately $11 of commercial letters of credit were issued under the Working Capital Facility.

In addition, in the third quarter of 2006, the Company entered into a separate amendment to the Working Capital Facility which: (1) clarified a technical ambiguity in the definition of “Cash EBITDA” for purposes of the financial covenant contained in the Working Capital Facility and waived compliance with such covenant for the nine-month period ended September 30, 2006; (2) increased the flexibility of the Company to make immaterial sales and other dispositions of property; (3) simplified compliance by the Company with the covenants regarding compliance with agreements with other telecommunications carriers and the furnishing of related notices to the Agent; and (4) increased, to a limited extent, the Company’s flexibility to incur purchase money indebtedness and intercompany indebtedness.

Debt and equity financing

On May 30, 2006, the Company completed concurrent public offerings of 12,000,000 shares of common stock and $144 aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) for total gross proceeds of $384. The net proceeds from the public offerings were approximately $371, after deducting underwriters’ discounts and payment of other direct fees. Concurrent with the closing of the convertible senior notes offering we purchased a portfolio of U.S. treasury securities with total face value of $21 for $20, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes; these securities are included in other current assets (approximately $7) and other assets (approximately $13). The remaining net proceeds will be used for general corporate purposes, which may include the acquisition of assets or businesses that are complementary to our existing business.

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

As of September 30, 2006, the Company estimates that it will offer to purchase for cash up to approximately £3 (approximately $6) of GCUK notes as required under the Annual Repurchase offer for the twelve months ended December 31, 2006. Any such offer is required to be made within 120 days of such date.

4. RESTRUCTURING ACTIVITIES

2004 Restructuring Plan

In light of ongoing adverse conditions in the telecommunications industry, particularly the continued pricing pressures for telecommunications services, the Company’s Board of Directors approved a restructuring plan on October 8, 2004 designed to focus on businesses that are consistent with the Company’s overall mission. The plan involved concentrating the Company’s efforts in areas that the Company anticipated will provide profitable growth opportunities and exit strategies for moving away from a number of unprofitable and non-strategic parts of the business. The plan included initiatives to increase the Company’s focus on its core enterprise, collaboration, and carrier data sales business as well as to pursue several new business development opportunities in areas where the Company can capitalize on its IP network and capabilities.

As a result of these efforts, the Company incurred cash restructuring charges of approximately $11 for severance and related benefits in 2004 in connection with the anticipated workforce reductions and an additional $1 for real estate consolidation. All amounts incurred for employee separations had been paid at December 31, 2005, and it is anticipated that payment in respect of these restructuring activities related to real estate consolidations will continue through 2008. At September 30, 2006 the restructuring reserve related to this plan was less than $1. Restructuring charges for all periods are included in selling, general, and administrative expenses in the condensed consolidated statement of operations.

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

The undiscounted facilities closings reserve, which represents estimated cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $380 as of September 30, 2006), offset by anticipated receipts from existing and future third-party subleases. As of September 30, 2006, anticipated third-party sublease receipts were $287, representing $107 from subleases already entered into and $180 from subleases projected to be entered into in the future. The discounted facilities closing reserve, shown in the table below, represents the current fair value of the restructuring reserve. The Company continues to review the anticipated costs and third-party sublease payments on a quarterly basis and records adjustments for changes in these estimates in the period such changes become known.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the nine months ended September 30, 2006 (unaudited):

Facility Closings
Balance at December 31, 2005	$119
Accretion	1
Change in estimated liability	(3)
Deductions	(28)
Foreign currency impact	8

Balance at September 30, 2006	$97

Included in the $28 of deductions are approximately $6 related to the purchase by the Company of a partially restructured technical facility and approximately $22 related to third-party lease payments offset by third party sublease receipts. Upon transfer of ownership of the technical facility, the Company’s building lease obligation and remaining facilities closing reserves were extinguished.

5. OTHER CURRENT LIABILITIES

	September 30, 2006	December 31, 2005
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$88	$97
Accrued payroll, bonus, commissions, and related benefits	28	57
Accrued interest	51	19
Current portion of capital lease obligations	23	14
Accrued professional fees	22	20
Accrued real estate and related costs	14	10
Accrued operations, administration and maintenance costs	9	7
Accrued capital expenditures	12	16
Income taxes payable	4	10
Deferred reorganization costs	7	8
Other	53	65

Total other current liabilities	$311	$323

6. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” (“SFAS 123R”) using the modified prospective method. SFAS 123R requires all share-based awards granted to employees to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Prior to the adoption of SFAS 123R, stock-based compensation expense was recognized using the fair value provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) which the Company adopted on December 9, 2003. The fair value method under SFAS 123R is similar to the fair value method under SFAS 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS 123R requires an estimate of future forfeitures whereas SFAS 123 permitted recognizing the impact of the forfeitures as they occur. As the Company estimated the impact of future forfeitures for the majority of its share-based payment plans upon adoption of SFAS 123, the impact on the Company’s consolidated results of operations or financial position of adopting SFAS 123R is estimated to be less than $0.2 over the remaining service period. SFAS 123R also requires the realization of tax benefits in excess of amounts recognized for financial reporting purposes to be recognized as a financing activity rather than an operating activity in the consolidated statement of cash flows. Currently only our Global Crossing (UK) Telecommunications Limited subsidiary (together with its subsidiaries, “GCUK”) has the ability to realize any tax benefits.

The Company recognized $(1) and $18 of non-cash stock related expenses for the three and nine months ended September 30, 2006 and $14 and $39, respectively, for the three and nine months ended September 30, 2005. These expenses are included in real estate, network and operations and selling, general and administrative in the condensed consolidated statements of operations. The stock-related expenses for each period reflect share-based awards outstanding during such period, including awards granted both prior to and during such period.

During the nine months ended September 30, 2006, the Company awarded 440,200 restricted stock units to employees, 39,528 restricted stock units to members of the Company’s Board of Directors, and 522,800 performance share opportunities to employees. The 39,528 restricted stock units awarded to members of the Board of Directors vest on August 15, 2007, subject to continued service on the board through the vesting date. The 440,200 restricted stock units and 522,800 performance share opportunities awarded to employees are scheduled to vest on March 7, 2009 and December 31, 2008, respectively; however the chief executive officer’s performance shares vest in full upon actual or constructive termination without cause (as determined in accordance with his employment agreement). Each performance share grantee can earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved or (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved. No payout will be made for performance below threshold, and the payout for performance above maximum is capped at 150% of the target opportunity. Actual payouts will be calculated using interpolation between threshold and target or target and maximum, as applicable. The total performance share opportunity of each participant in this program comprises three separate award opportunities based on measures of combined 2006 and 2007 earnings, cash use, and adjusted gross margin attributable to the Company’s enterprise, carrier data and indirect channel segment. The 2007 portion of these measures will be based on the 2007 business plan when approved by the Board of Directors.

Annual Bonus Program

During the nine months ended September 30, 2006, the Board of Directors of the Company adopted the 2006 Annual Bonus Program (the “2006 Bonus Program”). The 2006 Bonus Program is an annual bonus applicable to substantially all non-sales employees of the Company, which is intended to retain such employees and to motivate them to help the Company achieve its financial goals. Each participant is provided a target award under the 2006 Bonus Program expressed as a percentage of base salary. Actual awards under the 2006 Bonus Program will be paid only if the Company achieves specified earnings and cash use goals. Bonus payouts under the 2006 Bonus Program will be made half in cash and half in fully vested shares of common stock of the Company; however the Compensation Committee of the Board of Directors retains discretion to use cash rather than shares as the Committee deems fit. To the extent common shares are used for payment of bonus awards, such shares shall be valued based on the closing price on the NASDAQ National Market on the date financial results are certified by the Compensation Committee and the Board of Directors. During the third quarter of 2006 the Company reduced its annual bonus program accrual to zero.

7. COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(50)	$(94)	$(234)	$(275)
Foreign currency translation adjustment	1	(1)	1	18
Unrealized derivative gain (loss) on cash flow hedges	—	1	(6)	7

Comprehensive loss	$(49)	$(94)	$(239)	$(250)

8. LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 and $3, respectively, for each of the three and nine months ended September 30, 2006 and 2005. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three and nine months ended September 30, 2006 and 2005, diluted loss per common share is the same as basic loss per common share.

For the three and nine months ended September 30, 2006, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 20,953,794 common shares issuable upon conversion of convertible debt securities, 681,530 stock options, and 1,130,478 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Plan. For the three and nine months ended September 30, 2005, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 636,132 stock options, 13,932,565 common shares issuable upon conversion of convertible debt securities and 1,061,137 common shares issuable upon vesting of restricted stock units under the 2003 Global Crossing Limited Stock Incentive Plan.

9. INCOME TAXES

The Company’s provision for income taxes for the three and nine months ended September 30, 2006 was $2 and $27, respectively, consisting of $5 and $28, respectively, which was attributable to tax on current earnings, for which the liability was completely offset by realizing pre-emergence net deferred tax assets. For the three and nine months ended September 30, 2005, the Company’s provision for income taxes was $20 and $44, respectively, consisting of $15 and $36, respectively which was attributable to tax on current earnings, for which the liability was completely offset by realizing pre-emergence net deferred tax assets. The reversal of the related valuation allowance that existed at the fresh start date has been recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganizations under the Bankruptcy Code.” This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

10. CONTINGENCIES

From time to time, the Company is party to various legal proceedings in the ordinary course of business or otherwise. The following is a description of the material legal proceedings involving the Company commenced or pending during the nine months ended September 30, 2006. In accordance with SFAS 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

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

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a First Amended Complaint on February 4, 2005. The First Amended Complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the First Amended Complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the FCC and the FCC has sought comments on the issues referred by the Court. The Company filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization (the “Plan of Reorganization”) of the Company’s predecessor and a number of its subsidiaries (collectively, the “GC Debtors”) pursuant to chapter 11 of title 11 of the United States Code which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, AT&T moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. The Company filed its response to the motion on March 6, 2006, requesting that the Court deny the motion. On May 31, 2006, the Court entered an order denying plaintiffs’ motion for reconsideration without prejudice.

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

In an order and judgment dated September 22, 2006, the Court approved the settlement and dismissed the litigation. The time to file an appeal expired on October 25, 2006.

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

Foreign Income Tax Audit

A tax authority in South America issued a preliminary notice of findings based on an income tax audit for calendar years 2001 and 2002. The examiner’s initial findings took the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. An official assessment of $26, including potential interest and penalties, was issued in 2005. The Company challenged the assessment and commenced litigation in September 2006 to resolve its dispute with the tax authority.

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

Subsequently on June 5, 2006 (and pursuant to a new scheduling order agreed between the parties), the parties agreed to hold the Company’s motion to dismiss in abatement and PCL agreed to withdraw its partial summary judgment motion and to file a new summary judgment motion. On June 5, 2006 PCL filed a new motion for partial summary judgment claiming not less than $2 for revenues for short term leases on PC-1, not less than $6 in respect of operation and maintenance fees paid to the Company by its customers for capacity on PC-1 and an unspecified amount to be determined at trial in respect of the Microsoft/ Softbank Claim. The Company filed a response to that motion on June 26, 2006, together with a cross motion for partial summary judgment disallowing certain of PCL’s administrative claims. On August 28, 2006, PCL replied to the Company’s response to PCL’s new motion for partial summary judgment and responded to the Company’s cross motion for partial summary judgment.

PCL and the Company have also agreed that PCL’s claims will be consolidated with those which the Company has filed against PCL in its separate bankruptcy case and both parties’ claims will be litigated in the Company’s bankruptcy court. No monies will be paid by either party until both parties’ countervailing claims have been resolved. The Company has until November 20, 2006 to reply to PCL’s response to the Company’s cross motion for summary judgment. It is anticipated that a trial of this matter will not take place before February 12, 2007.

11. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three and nine months ended September 30, 2006, the Company provided approximately $0.0 and $0.1, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, ST Telemedia. Further, during the three and nine months ended September 30, 2006, the Company received approximately $0.6 and $1.5, respectively, of telecommunication services from an affiliate of ST Telemedia. For the three and nine months ended September 30, 2005, the Company provided approximately $0.0 and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of ST Telemedia and received approximately $0.4 and $0.9, respectively, of co-location services from an affiliate of ST Telemedia. Additionally, during the three and nine months ended September 30, 2006, the Company accrued dividends and interest of $8.9 and $26.1, respectively, related to debt and preferred stock held by affiliates of ST Telemedia and $8.2 and $23.8 during the three and nine months ended September 30, 2005, respectively.

At September 30, 2006 and December 31, 2005, the Company had approximately $44.5 and $24.1, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to interest due under the Mandatory Convertible Notes and dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” and “other deferred liabilities,” respectively, in the accompanying consolidated balance sheets. The Company accrues interest on the Mandatory Convertible Notes at the annual rate of 11% due to certain provisions in the Mandatory Convertible Notes indenture that could obligate the Company to pay interest retroactively at that rate if the Company were unable to deliver common shares upon receiving a notice of conversion from a holder of such notes (a

“Conversion Restriction”). However, at such time, if any, as the Mandatory Convertible Notes are converted into common shares of the Company, all amounts accrued for interest and principal on the applicable Mandatory Convertible Notes will be reclassified to common stock and additional paid in capital.

During the nine months ended September 30, 2006, the Company incurred and paid a consent fee of $1 to an ST Telemedia subsidiary in connection with the subsidiary’s execution of an intercreditor agreement and resultant subordination of its security interest in the collateral which also secures the Working Capital Facility.

On May 30, 2006, STT Crossing Ltd, a wholly-owned subsidiary of ST Telemedia, purchased 6.23 million shares of the Company’s common stock as part of the Company’s public offering of common stock.

Commercial relationships between the Company and the Slim Family

According to filings made with the SEC, Carlos Slim Helu and members of his family (collectively, the “Slim Family”), together with entities controlled by the Slim Family, held greater than 10% of the Company’s common stock prior to May 2, 2006. Accordingly, the members of the Slim Family may therefore be considered to have been related parties of the Company during the first and a portion of the second quarter of 2006. During the three and nine months ended September 30, 2006 and 2005, the Company engaged in various commercial transactions in the ordinary course of business with telecommunications companies controlled by or subject to significant influence from the Slim Family (“Slim-Related Entities”). Telecommunications services provided to Slim-Related Entities were approximately $0.6 and $1.9, respectively, during April 2006 and during the four months ended April 30, 2006 and approximately $1.7 and $5.5, respectively, for the three and nine months ended September 30, 2005. Purchases of access-related services from Slim-Related Entities were approximately $0.8 and $2.5, respectively, during April 2006 and during the four months ended April 30, 2006 and approximately $2.0 and $4.6, respectively, for the three and nine months ended September 30, 2005.

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

Segment information

For the three months ended September 30, 2006:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice	Consolidated Results
Revenues from external customers	$313	$151	$2	$466
Cost of access	(141)	(133)	(1)	(275)

Adjusted gross margin	$172	$18	$1	191

Real estate, network and operations				(69)
Third party maintenance				(22)
Cost of equipment sales				(15)

Gross margin				$85

For the three months ended September 30, 2005:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$269	$189	$23	$481
Cost of access	(126)	(170)	(10)	(306)

Adjusted gross margin	$143	$19	$13	175

Real estate, network and operations				(75)
Third party maintenance				(24)
Cost of equipment sales				(13)

Gross margin				$63

For the nine months ended September 30, 2006:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice	Consolidated Results
Revenues from external customers	$898	$479	$6	$1,383
Cost of access	(421)	(424)	(1)	(846)

Adjusted gross margin	$477	$55	$5	537

Real estate, network and operations				(219)
Third party maintenance				(67)
Cost of equipment sales				(43)

Gross margin				$208

For the nine months ended September 30, 2005:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$816	$605	$85	$1,506
Cost of access	(376)	(523)	(38)	(937)

Adjusted gross margin	$440	$82	$47	569

Real estate, network and operations				(231)
Third party maintenance				(74)
Cost of equipment sales				(40)

Gross margin				$224

13. SUBSEQUENT EVENTS

Business Acquisitions

On October 11, 2006, the Company announced that, in response to its September 14, 2006 offer to shareholders of Fibernet Group Plc (“Fibernet”), it had received acceptances as to 91 percent of Fibernet’s issued shares and had declared the offer unconditional and thereby taken control of Fibernet. After all of the remaining shares are acquired through the UK’s compulsory share acquisition process, the aggregate consideration will total approximately £50 (approximately $95) of cash. Fibernet is a leading provider of specialist telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. As a result of the acquisition, the Company is expected to expand its presence as a leading provider of telecommunications services in those markets. The results of Fibernet’s operations will be included in the condensed consolidated financial statements as of October 11, 2006. The Company is in the process of obtaining a third-party valuation of certain assets and liabilities to assist in the allocation of the purchase price. Direct costs of the acquisition incurred as of September 30, 2006 are approximately $2 and have been capitalized and included in other assets in the condensed consolidated balance sheet. The Company has obtained a financing commitment from ABN Amro Bank N.V. for up to approximately $95 to refinance the Fibernet acquisition.

On October 26, 2006, the Company announced that it has agreed to acquire Impsat Fiber Networks Inc. (“Impsat”) for cash of $9.32 per share of Impsat common stock, representing a total equity value of approximately $95. The Company will assume, refinance and/or repay Impsat’s debt, which was approximately $241 as of June 30, 2006. Impsat’s cash balance as of June 30, 2006 was $23. The transaction is expected to close in the first quarter of 2007. The transaction is subject to the approval of Impsat’s common shareholders, certain debt holders, certain regulatory approvals and other closing conditions. Impsat is a leading Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition, the Company will be able to provide a greater breadth of services and coverage to the Company’s Latin American operations and enhance its competitive position as a global service provider. The results of Impsat’s operations will be included in the condensed consolidated financial statements as of the acquisition date. Direct costs of the acquisition incurred as of September 30, 2006 are approximately $4 and have been capitalized and included in other assets in the condensed consolidated balance sheet. At closing of the acquisition, the Company expects to use approximately $160 of its existing cash for equity payments to Impsat shareholders, transaction expenses, and repayment of a limited amount of indebtedness. In addition, the Company has obtained a financing commitment from Credit Suisse for up to $200 to refinance most of the Impsat debt that is not being repaid at closing.

Mortgage Note

On October 23, 2006, the Company executed a Swiss Franc 7 (approximately $6) mortgage note collateralized by property located in Switzerland. The mortgage note expires on October 23, 2007 and bears interest at 15.65% per annum. Interest payments on the mortgage note are due quarterly.

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

Risks Related to Liquidity and Financial Resources

•	We have incurred substantial operating losses, which have continued in 2006. We may be unable to improve operating results to achieve positive cash flows in the future, which could prevent us from meeting our long-term liquidity requirements.

•	The covenants in our debt instruments restrict our financial and operational flexibility.

•	Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial flexibility.

•	We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

Risks Related to our Operations

•	Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

•	The operation, administration, maintenance and repair of our systems are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design lives, including as a result of natural disasters, terrorist acts, power losses, security breaches or computer viruses.

•	We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions.

•	Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our results may suffer due to currency translations.

•	Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.

•	The proposed acquisition of Impsat Fiber Networks may not be completed due to the failure of a closing condition, the making of a superior offer by another bidder or the failure to obtain acquisition financing as contemplated by the existing financing commitment.

•	We may encounter difficulties in integrating acquired businesses and realizing anticipated operational and capital expense synergies.

Risks Related to Competition and our Industry

•	The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

•	Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

•	Many of our competitors have superior resources, which could place us at a cost and price disadvantage. Ongoing industry consolidation among our competitors has the potential to enhance the competitive position of such competitors.

•	Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

•	Our operations are subject to extensive regulation and require us to obtain and maintain a number of governmental licenses and permits. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

•	Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

Risks Related to our Securities

•	A subsidiary of ST Telemedia is our majority stockholder and the voting rights of other stockholders are therefore limited in practical effect.

•	Future sales of our common stock by our majority stockholder or others could adversely affect its price and/or our ability to raise capital. Future acquisitions by our majority stockholder will decrease the stock’s liquidity.

•	We have a very substantial overhang of common stock. Future issuances of common stock (upon conversion of derivative securities or otherwise) will cause substantial dilution which may negatively affect the market price.

•	We will require a significant amount of cash to service our indebtedness. We may not be able to meet our debt obligations without significant improvements in operating cash flows.

•	Our 5% Convertible Notes are not guaranteed by our subsidiaries and are therefore structurally subordinated to all future liabilities of our subsidiaries. Furthermore, the indenture governing the 5% Convertible Notes does not limit us or our subsidiaries from incurring additional secured or unsecured indebtedness.

Other Risks

•	We are exposed to contingent liabilities that could result in material losses that we have not reserved against.

•	Our real estate restructuring reserve represents a material liability the calculation of which involves significant estimation.

•	We have significant deficiencies in our internal controls, processes and procedures and may face difficulties in strengthening our internal accounting systems and controls and in our ability to satisfy our financial reporting obligations on a timely basis.

•	Acquired businesses may have weaknesses in internal controls, and we may encounter difficulties in integrating internal controls of acquired businesses with our own internal controls.

For a more detailed description of many of these risks and important additional risk factors, see Item 1A, “Business—Cautionary Factors That May Affect Future Results,” in our annual report on Form 10-K for the year ended December 31, 2005

Executive Summary

Overview

We are a global provider of telecommunications services to carriers and commercial enterprises around the world. The principal services we offer to our customers include voice, data and collaboration services. We offer these services using a global IP-based network that directly connects more than 300 cities in 29 countries and delivers services to more than 600 cities in more than 60 countries around the world. The majority of our telecommunications services revenues and cash flows are generated based on monthly recurring services. We organize our operations into three reportable operating segments: (i) enterprise, carrier data and indirect channels, (ii) carrier voice, and (iii) consumer voice.

Third Quarter 2006 Highlights

On September 14, 2006, we made an offer to the shareholders of Fibernet Group Plc (“Fibernet”) to purchase all outstanding shares. On October 11, 2006, we announced in response to our offer, we had received acceptances as to 91 percent of Fibernet’s issued shares and have declared the offer unconditional and thereby taken control of Fibernet. After all of the remaining shares are acquired through the UK’s compulsory share acquisition process, the aggregate consideration will total approximately £50 million (approximately $95 million) of cash. Fibernet is a leading provider of specialist telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. As a result of the acquisition, we expect to expand our presence as a leading provider of telecommunications services in those markets. The results of Fibernet’s operations will be included in our condensed consolidated financial statements as of October 11, 2006. We are in the process of obtaining a third-party valuation of certain assets and liabilities to assist in the allocation of the purchase price. On October 26, 2006 we announced we obtained a financing commitment from ABN Amro Bank N.V. for up to approximately $95 million to refinance the Fibernet acquisition.

During the third quarter of 2006 our revenues for our enterprise, carrier and indirect channels segment, which is the primary focus of our business strategy, increased $44 million or 16% to $313 million in the third quarter of 2006 from $269 million in the third quarter of 2005 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets. We have also modestly increased revenue from our indirect sales channels through establishing additional system integrator and application service provider relationships.

During the third quarter of 2006 our adjusted gross margin (defined as revenue less cost of access), which is considered a key financial measure by the chief operating decision maker, increased $16 million, or 9%, in the third quarter of 2006 compared with the third quarter of 2005. The increase is a result of a change in our revenue mix to higher margin services and cost of access initiatives that reduced access charges.

During the third quarter of 2006, we posted a net operating loss of $34 million and had net cash used by operating and investing activities of $32 million. At September 30, 2006 we had $417 million of unrestricted cash, as compared to $224 million at December 31, 2005. We expect our operations to generate positive cash flow for the fourth quarter of 2006.

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

New Accounting Pronouncements

During the nine months ended September 30, 2006, the Financial Accounting Standards Board (“FASB”) issued the following new significant accounting pronouncements:

•	FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”),

•	SFAS No. 157, Fair Value Measurement (“FAS 157”) and

•	SFAS No. 158, Employer’ Accounting for Defined Pension and Other Postretirement Plans.

See Footnote 2 to our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for further information on these new accounting pronouncements.

Results of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005:

Consolidated Results

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2006	2005	$	%	2006	2005	$	%
	(dollars in millions)
Revenue	$466	$481	$(15)	(3)%	$1,383	$1,506	$(123)	(8)%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(275)	(306)	(31)	(10)%	(846)	(937)	(91)	(10)%
Real estate, network and operations	(69)	(75)	(6)	(8)%	(219)	(231)	(12)	(5)%
Third party maintenance	(22)	(24)	(2)	(8)%	(67)	(74)	(7)	(9)%
Cost of equipment sales	(15)	(13)	2	15%	(43)	(40)	3	8%

Total cost of revenue	(381)	(418)			(1,175)	(1,282)

Selling, general and administrative	(78)	(96)	(18)	(19)%	(263)	(312)	(49)	(16)%
Depreciation and amortization	(41)	(36)	5	14%	(114)	(106)	8	8%

Total operating expenses	(500)	(550)			(1,552)	(1,700)

Operating loss	(34)	(69)			(169)	(194)

Other income (expense):
Interest income	5	3	2	67%	12	9	3	33%
Interest expense	(27)	(24)	3	13%	(76)	(74)	2	3%
Other expense, net	(2)	(1)	1	NM	(3)	(2)	1	NM

Loss from continuing operations before reorganization items and provision for income taxes	(58)	(91)			(236)	(261)

Net gain on preconfirmation contingencies	10	9	1	11%	29	21	8	38%

Loss from continuing operations before provision for income taxes	(48)	(82)			(207)	(240)

Provision for income taxes	(2)	(20)	(18)	(90)%	(27)	(44)	(17)	(39)%

Loss from continuing operations	(50)	(102)			(234)	(284)

Income from discontinued operations, net of income tax	—	8	(8)	(100)%	—	9	(9)	(100)%

Net loss	(50)	(94)			(234)	(275)

Preferred stock dividends	(1)	(1)	—	NM	(3)	(3)	—	NM

Loss applicable to common shareholders	$(51)	$(95)			$(237)	$(278)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue. Our revenue decreased in the three and nine months ended September 30, 2006 compared with the same periods in 2005 as a result of (i) reductions in our carrier voice segment revenue as a result of decreases in sales volume; (ii) reductions in our consumer voice segment revenue as a result of the planned sales of our Trader Voice and SBG businesses on May 3, 2005 and December 31, 2005, respectively; and (iii) pricing reductions for certain telecommunications services.

Revenues for our enterprise, carrier and indirect channels segment, which is the primary focus of our business strategy, increased in the three and nine months ended September 30, 2006 compared with the same periods in 2005 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in increases in sales volume. We have also increased our revenue from our indirect sales channels through establishing additional system integrator and application service provider relationships (see “Segment Results” in this Item 2 for further discussion of results by segment).

Cost of revenue. Cost of revenue primarily includes the following: (i) cost of access, including usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (ii) real estate, network and operations charges which include (a) employee- related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees directly attributable to the operation of our network, (b) real estate expenses for all technical sites, and (c) other non-employee related costs incurred to operate our network, such as license and permit fees and professional fees; (iii) cost of equipment sales, which includes the software, hardware, equipment and maintenance sold to our managed services, collaboration services and system integrator customers; and (iv) third party maintenance costs incurred in connection with maintaining the terrestrial network, subsea fiber-optic network and cable landing stations.

Cost of access decreased in the three and nine months ended September 30, 2006 compared with the same periods in 2005 as a result of: (i) reductions in the amount of usage-based access services purchased due to lower carrier voice sales volume and (ii) our cost of access initiatives to optimize the access network and effectively lower cost of access unit prices.

Real estate, network and operations decreased in the three and nine months ended September 30, 2006 compared with the same periods in 2005 primarily as a result of an $11 and $16 million reduction, respectively, in stock and cash compensation. Stock and cash compensation decreased as a result of the reduction of the 2006 annual bonus program accrual to zero and accruing other performance based compensation plans at a significantly lower rate than 2005.

Third party maintenance expenses decreased in the three and nine months ended September 30, 2006 compared with the same periods in 2005 as a result of optimizing our vendor arrangements by renegotiating certain maintenance agreements. Specific renegotiations included term extensions, which resulted in lower annual charges, and amendments to change maintenance charges from a standing fixed fee to a variable charge based on actual vendor time and materials incurred.

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

The decrease in SG&A in the third quarter of 2006 compared with the third quarter of 2005 is primarily a result of: (i) a $16 million reduction in stock and cash compensation. Stock and cash compensation decreased as a result of the reduction of the 2006 annual bonus program accrual to zero and accruing other performance based compensation plans at a significantly lower rate than 2005; and (ii) a $7 million decrease in bad debt expense, all of which were partially offset by a $4 million increase in restructuring expense.

The decrease in SG&A in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 is primarily a result of: (i) a $22 million reduction in stock and cash compensation. Stock and cash compensation decreased as a result of the reduction of the 2006 annual bonus program accrual to zero and accruing other performance based compensation plans at a significantly lower rate than 2005 (ii) a $20 million decrease in restructuring expenses primarily due to the recognition in the first quarter of 2005 of additional facility closure restructuring charges as a result of a reduction in our estimated sublease payments for the 2003 and prior restructuring plans; (iii) a $9 million decrease in professional fees predominantly related to legal and; (iv) a $5 million reduction in bad debt expense. The above decreases in SG&A were partially offset by an $8 million increase in miscellaneous expenses primarily as a result of higher medical benefits expenses in 2006 and certain non-recurring vendor settlement gains recorded during 2005.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including leased assets, amortization of customer installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in the third quarter of 2006 compared with the third quarter of 2005 as a result of (i) new depreciation and amortization expense from capital purchases during and after the third quarter of 2005 and (ii) additional amortization of prepaid installation charges.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities and amortization of deferred finance costs. The increase in interest expense in the three and nine months ended September 30, 2006 compared with the same periods in 2005, is primarily a result of incurring interest on $144M aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) issued in May of 2006 and the conversion of accrued interest on the $250 million aggregate principal amount of 4.7% payable in kind mandatory convertible notes (the “Convertible Notes”) to additional mandatory Convertible Notes since September 30, 2005. We accrue interest on the Convertible Notes at an annual rate of 11% due to certain provisions in the Convertible Notes indenture that could obligate us to pay interest retroactively at that rate if we are unable to deliver common shares upon receiving a notice of conversion. At such time as any of the Convertible Notes are converted into common shares of the Company all amounts of accrued interest will be reclassified into common stock and additional paid-in-capital. At September 30, 2006, there is approximately $34 million of accrued interest in our condensed consolidated balance sheet related to the Convertible Notes.

Net gain on pre-confirmation contingencies. During the three and nine months ended September 30, 2006 and 2005, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from Chapter 11 proceedings. We have accounted for these contingencies in accordance with AICPA Practice Bulletin 11—“Accounting for Preconfirmation Contingencies in Fresh Start Reporting” and recorded a net gain on the settlements and/or changes in estimated liabilities. The most significant gains in all periods are related to changes in estimated liabilities for income and non-income tax contingencies and settlements with certain tax authorities and one of our former insurance companies.

Provision for income taxes. Provisions for income taxes decreased in the three and nine months ended September 30, 2006 compared with the same periods in 2005 primarily as a result of a change in mix of earnings to jurisdictions with lower tax rates and changes in certain estimates. Provision for income taxes related to fresh start accounting for deferred tax benefits realized after emergence from bankruptcy does not result in cash taxes. This non-cash tax provision was $5 million and $28 million for the three and nine months September 30, 2006, respectively and $15 million and $36 million for the three and nine months September 30, 2005, respectively.

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

Enterprise, carrier data and indirect channels segment:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2006	2005	$	%	2006	2005	$	%
	(dollars in millions)
Revenue	$313	$269	$44	16%	$898	$816	$82	10%
Cost of access	(141)	(126)	15	12%	(421)	(376)	45	12%

Adjusted gross margin	$172	$143	29	20%	$477	$440	37	8%

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

Revenue. Revenue in these areas in total increased in the three and nine months ended September 30, 2006 compared with the same periods in 2005 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in an increase in sales volume. There was a modest increase in revenue related to sales through indirect channels as a result of entering into additional agreements with system integrators and application service providers; these channels are expected to grow significantly in future years. The increase in revenue was moderated by declines in prices for certain telecommunications services as well as customer attrition. Prices for basic data services, such as transport services (i.e. international private line and wavelength services) and internet access services, declined approximately 20% while prices for advanced data services such as IP VPN services and managed solutions were flat. Prices for enterprise voice services declined approximately 5%.

Adjusted Gross Margin. Adjusted gross margin in this segment increased in the three and nine months ended September 30, 2006 compared with the third quarter of 2005 as a result of the increases in revenue described above, partially offset by higher cost of access charges as a result of additional usage volume.

Carrier voice segment:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2006	2005	$	%	2006	2005	$	%
	(dollars in millions)
Revenue	$151	$189	$(38)	(20)%	$479	$605	$(126)	(21)%
Cost of access	(133)	(170)	(37)	(22)%	(424)	(523)	(99)	(19)%

Adjusted gross margin	$18	$19	(1)	(5)%	$55	$82	(27)	(33)%

Revenue. Carrier voice revenue declined in the three and nine months ended September 30, 2006 compared with the same periods in 2005 as a result of reductions in sales volume and prices. Our sales volume related to U.S. domestic long distance voice services declined by more than 10%. In addition, our average pricing for our U.S. domestic long distance voice services base decreased approximately 10% and average pricing for our international long distance services decreased at a greater rate.

Adjusted Gross Margin. Adjusted gross margin in this segment decreased in the nine months ended September 30, 2006 compared with the same period in 2005 as a result of the reductions in carrier voice revenue due to reductions in pricing and sales volumes. The decrease as a result of lower revenues was partially offset by reductions in cost of access charges due to lower carrier voice sales volume and cost of access initiatives to optimize network access and effectively lower access unit prices. There was a modest reduction in adjusted gross margin for the three months ended September 30, 2006 compared with the same period in 2005.

Consumer Voice segment:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2006	2005	$	%	2006	2005	$	%
	(dollars in millions)
Revenue	$2	$23	$(21)	(91)%	$6	$85	$(79)	(93)%
Cost of access	(1)	(10)	(9)	(90)%	(1)	(38)	(37)	(97)%

Adjusted gross margin	$1	$13	(12)	(92)%	$5	$47	(42)	(89)%

Revenue. Consumer voice revenues decreased in the three and nine months ended September 30, 2006 compared with the same periods in 2005 primarily as a result of the sales of our Trader Voice and SBG businesses on May 3, 2005 and December 31, 2005, respectively.

Adjusted Gross Margin. Adjusted gross margin in this segment decreased in the three and nine months ended September 30, 2006 compared with the same periods in 2005 as a result of the sales of the business groups noted above.

Liquidity and Capital Resources

Financial Condition and Liquidity

At September 30, 2006, our available liquidity consisted of $417 million of unrestricted cash and cash equivalents. In addition, we also held $7 million in restricted cash and cash equivalents of which $5 million is included in other assets in the accompanying unaudited condensed consolidated balance sheet. The restricted cash and cash equivalents represent collateral relating to certain rental guarantees, performance bonds, letters of credit and deposits.

For each period since we commenced operations, we have incurred substantial operating losses. For the nine months ended September 30, 2006, we posted a net operating loss of approximately $169 million and had net cash used by operating and investing activities of $162 million (including $73 million of purchases of property and equipment and $20 million used to collateralize the first six annual interest payments on the 5% Convertible Notes due 2011). We expect our operations to generate positive cash flow for the fourth quarter of 2006.

On May 30, 2006, we completed concurrent public offerings of 12,000,000 shares of common stock and $144 million aggregate principal amount of 5% Convertible Notes for total gross proceeds of $384 million. The net proceeds from the public offerings were approximately $371 million, after deducting underwriters’ discounts and payment of other direct fees. Concurrent with the closing of the 5% Convertible Notes offering we purchased a portfolio of U.S. treasury securities with total face value of $21 million for $20 million, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes; these securities are included in other current assets ($7 million) and other assets ($13 million). The remaining net proceeds will be used for general corporate purposes, which may include the acquisition of assets or businesses that are complementary to our existing business. See Note 13, “Subsequent Events,” to the accompanying unaudited condensed consolidated financial statements for additional information regarding business acquisitions.

On May 10, 2006, through certain of our U.S. subsidiaries (the “W/C Facility Borrowers”), we entered into a $55 million working capital facility (the “Working Capital Facility”) with Bank of America, N.A. (the “Agent”) and other lenders participating from time to time. The Working Capital Facility, which expires on May 9, 2009, provides for a secured revolving line of credit of up to $55 million; provided that the availability is limited to $35 million until certain financial tests are met. Except as set forth in the immediately succeeding paragraph, initial advances under the facility (excluding the May 10, 2006 advance of $1 million representing an upfront fee “rolled” into the facility) are subject to certain state regulatory approvals, which are expected by the end of fourth quarter of 2006, and to customary closing conditions.

As originally executed, the Working Capital Facility allowed for the issuance, in the sole discretion of the lenders, of letters of credit prior to the satisfaction of all conditions precedent to borrowing under the facility (including the receipt of all required regulatory approvals), provided that any such letters of credit were required to have been cash collateralized. In the third quarter of 2006, the Working Capital Facility was amended to eliminate the cash collateralization requirement. During the three and nine months ended September 30, 2006, approximately $11 million of commercial letters of credit were issued under the Working Capital Facility. See Note 3, “Financing Activities,” to the accompanying unaudited condensed consolidated financial statements for additional information regarding the Working Capital Facility.

In addition, in the third quarter of 2006, we entered into a separate amendment to the Working Capital Facility which: (1) clarified a technical ambiguity in the definition of “Cash EBITDA” for purposes of the financial covenant contained in the Working Capital Facility and waived compliance with such covenant for the nine-month period ended September 30, 2006; (2) increased our flexibility to make immaterial sales and other dispositions of property; (3) simplified our compliance with the covenants regarding compliance with agreements with other telecommunications carriers and the furnishing of related notices to the Agent; and (4) increased, to a limited extent, our flexibility to incur purchase money indebtedness and intercompany indebtedness.

In addition to the above financing arrangements, depending on business opportunity and market conditions prevailing from time to time, we may elect to preserve financial flexibility by entering into additional financing arrangements, which could include, but are not limited to, equipment lease facilities. Our ability to do so is subject to the limitations in our outstanding debt instruments and to the rights of ST Telemedia under our outstanding preference shares.

In connection with our recent acquisition of Fibernet, we have obtained a financing commitment for up to approximately $95 million from ABN AMRO Bank N.V. In connection with our recent announcement that we have agreed to acquire Impsat Fiber Networks (“Impsat”), we have obtained a financing commitment for up to $200 million from Credit Suisse to refinance most of Impsat debt that is not being repaid at closing. Together, the two financing arrangements, which are subject to customary closing conditions, are intended to preserve sufficient cash reserves to enable us to pursue additional growth opportunities that may arise, including those generated by industry consolidation.

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

At September 30, 2006, we estimate that we will offer to purchase for cash up to approximately £3 (approximately $6) of GCUK notes as required under the Annual Repurchase offer for the twelve months ended December 31, 2006. Any such offer is required to be made within 120 days of such date.

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

In particular, GCUK serves as a source of funding for us and our other subsidiaries, and we expect to continue to use GCUK as a source of funding though intercompany loans, subject to significant restrictions under the GCUK Notes indenture and English law. GCUK made loans to our Global Crossing Europe Limited subsidiary of approximately $31 million in April 2006. Further loans of approximately $50 million were made in May 2006 after the expiration of the Annual Repurchase Offer, at which time the loans from April 2006 were repaid in full. These intercompany loans are guaranteed by GCL, and accrue a market-related interest rate and are denominated in United States dollars. These loans mature five business days prior to the maturity of the principal outstanding of the GCUK Notes.

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

Indebtedness

At September 30, 2006, we had $816 million of indebtedness outstanding consisting of $392 million GCUK Notes, including $6 million classified as current portion of long term debt, $268 million of Mandatory Convertible Notes with our controlling shareholder, $144 million 5% Convertible Notes, and $12 million of other debt, including $7 million classified as current portion of long term debt. On June 30, 2006, approximately $6 million of accrued interest related to the Mandatory Convertible Notes was converted to additional Mandatory Convertible Notes. This represents accrued interest through June 29, 2006 calculated at the 4.7% annual rate that applies in absence of a Conversion Restriction.

See Note 3, “Financing Activities,” to the accompanying unaudited condensed consolidated financial statements for a description of the 5% Convertible Notes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” of our 2005 annual report on Form 10-K, for a description of the GCUK Notes and the Mandatory Convertible Notes. We are in compliance with all covenants under the indentures for the GCUK Notes, the Mandatory Convertible Notes with controlling shareholder, the Working Capital Facility, and the 5% Convertible Notes.

Cash Management Impacts and Working Capital

Our working capital deficit decreased $173 million to a working capital deficit of $79 million at September 30, 2006 compared to a working capital deficit of $252 million at December 31, 2005. This decrease is primarily the result of the net cash proceeds from the concurrent public offerings on May 30, 2006 partially offset by operating cash flow losses and capital expenditures.

Cash Flow Activity for the nine months ended September 30, 2006

Cash and cash equivalents increased by $193 million during the nine months ended September 30, 2006 to $417 million from $224 million at December 31, 2005. The increase resulted from the net cash proceeds from the concurrent public offerings on May 30, 2006 partially offset by operating cash flow losses and payments made for capital expenditures and restructuring costs.

The following table is a summary of our condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005	$ Change
	(in millions)
Net cash flows used in operating activities	$(86)	$(86)	$—
Net cash flows used in investing activities	(76)	(1)	(75)
Net cash flows provided by (used in) financing activities	352	(12)	364
Effect of exchange rate changes on cash and cash equivalents	3	(6)	9

Net increase (decrease) in cash and cash equivalents	$193	$(105)	$298

Our net increase in cash and cash equivalents in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 is due to an increase in cash provided by financing activities partially offset by an increase in cash used in investing activities.

Cash flows from financing activities increased primarily as a result of receiving the net proceeds, after underwriting fees and other direct costs, from the issuance of common stock and 5% Convertible Notes related to our public offerings on May 30, 2006.

Cash flows used in investing activities increased primarily due to (i) a $20 million purchase of U.S. Treasury securities to collateralize the first six interest payments due semi-annually on the 5% Convertible Notes, and (ii) $55 million proceeds received in the second quarter of 2005 related to the sale of our Trader Voice assets and the prepayment of a portion of the purchase price for our SBG assets.

Cash flows used by operating activities were consistent in each period.

Contractual Cash Commitments

During the nine months ended September 30, 2006 we entered into the following material contractual cash commitments: (i) two agreements renewing our purchase commitments with existing access providers to purchase at least $83 million of access services over the next 4 years. (ii) two equipment leasing agreements, totaling approximately $37 million, which require us to make lease payments over a base period of 48 months; (iii) an agreement to purchase, for approximately $13 million, the shares of an entity whose primary asset is a technical facility for which payment was made on July 4, 2006; and (iv) additional interest payments of approximately $36 million assuming the $144 million 5% Convertible Notes are held to maturity (see “Indebtedness” for further information on the 5% Convertible Notes).

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. At September 30, 2006 and December 31, 2005, our receivables related to our carrier sales channels represented approximately 52% and 57%, respectively, of our consolidated receivables, net. Also at September 30, 2006 and December 31, 2005, our receivables due from various agencies of the U.K. Government together represented approximately 13% and 18%, respectively, of our consolidated receivables, net.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2006, under the Working Capital Facility, Bank of America issued approximately $11 million of commercial letters of credit on our behalf to financial institutions. The financial institutions previously held cash collateral accounts (classified as restricted cash in our condensed consolidated balance sheet) primarily to secure our obligations to such financial institutions in respect of guarantees they issued on our behalf to cover rental deposits for various administrative and technical facilities. Upon issuance of the letters of credit, the amounts included in the cash collateral accounts were released to us. See Note 3, “Financing Activities,” to the accompanying unaudited condensed consolidated financial statements for further information on the Working Capital Facility.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2006, there were no material changes in our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in the most significant factors that make an investment in the Company speculative or risky from those set forth in Item 1A., “Risk Factors,” to the Company’s annual report on Form 10-K for the year ended December 31, 2005:

•	We have a substantial overhang of common stock, which increased as a result of the issuance of the 5% Convertible Notes. Future issuances of common stock (upon conversion of derivative securities or otherwise) will cause substantial dilution which may negatively affect the market price.

•	We will require a significant amount of cash to service our indebtedness, which increased as a result of the issuance of the 5% Convertible Notes. We may not be able to meet our debt obligations without significant improvements in operating cash flows.

•	Our 5% Convertible Notes are not guaranteed by our subsidiaries and are therefore structurally subordinated to all future liabilities of our subsidiaries. Furthermore, the indenture governing the 5% Convertible Notes does not limit us or our subsidiaries from incurring additional secured or unsecured indebtedness.

•	The proposed acquisition of Impsat Fiber Networks may not be completed due to the failure of a closing condition, the making of a superior offer by another bidder or the failure to obtain acquisition financing as contemplated by the existing financing commitment.

•	We may encounter difficulties in integrating acquired businesses and realizing anticipated operational and capital expense synergies.

•	Acquired businesses may have weaknesses in internal controls, and we may encounter difficulties in integrating internal controls of acquired businesses with our own internal controls.

Item 6. Exhibits

Exhibits filed as part of this report are listed below.

4.1	Amendment No. 1, dated as of June 23, 2006, to Loan and Security Agreement dated as of May 10, 2006 among certain North American subsidiaries of the Registrant, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for the lenders (filed herewith).

4.2	Amendment No. 2, dated as of September 27, 2006, to Loan and Security Agreement dated as of May 10, 2006 among certain North American subsidiaries of the Registrant, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for the lenders (filed herewith).

4.3	Amendment No. 3, dated as of October 31, 2006, to Loan and Security Agreement dated as of May 10, 2006 among certain North American subsidiaries of the Registrant, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 99.1 to the Registrant’s current report on Form 8-K filed on November 3, 2006).

10.1	Employment Agreement dated as of August 15, 2006 between John J. Legere and the Registrant (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 9, 2006 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)