Form 10-K
period 2006-12-31
GLOBAL CROSSING LTD
filed 2007-03-16
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, par value $.01 per share

Title of Class

Securities registered pursuant to Section 12(g) of the Act: None.

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2006 was approximately $420 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 1, 2007, was 36,692,804.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be issued in connection with the 2007 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

For The Year Ended December 31, 2006

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

We are a communications solutions provider, offering a suite of Internet Protocol (“IP”) and legacy telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment.

Our principal executive offices are located at Wessex House, 45 Reid Street, Hamilton, HM 12 Bermuda. Our principal administrative offices are located at 200 Park Ave., Suite 300, Florham Park, New Jersey 07932. Our Internet address is www.globalcrossing.com, where you can find copies of this annual report on Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as our proxy statements for our meetings of shareholders, all of which we will make available free of charge as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

As of March 1, 2007, we employed approximately 3,700 people, of whom approximately 98% are full-time employees and the balance are part-time or temporary employees. We consider our employee relations to be good. None of our employees are currently covered by collective bargaining agreements, other than approximately 50 employees in the United Kingdom (“U.K.”).

In 2006, we continued our focus on being a premier provider of global data and IP services to enterprises, continuing to assess performance and to allocate resources based on three separate operating segments. These operating segments are “enterprise, carrier data and indirect channels” (also referred to as “invest and grow” in our press releases pertaining to financial results), “carrier voice” and “consumer voice, small business group (“SBG”) and Trader Voice.” In light of the sales of our Trader Voice and SBG businesses, as disclosed below, our “consumer voice, small business group and Trader Voice” segment now comprises only our consumer voice and calling card businesses. For this reason, this segment is referred to as our “consumer voice” segment for the remainder of this Item 1. See below in this Item 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 24, “Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K for further information regarding our operating segments and geographic areas.

Prior to August 13, 2004, we owned a business segment engaged in the subsea cable installation and maintenance business: Global Marine Systems Limited (together with its subsidiaries, “Global Marine”). During the third quarter of 2004, we completed the sale of Global Marine to Bridgehouse Marine Limited (“Bridgehouse”) for consideration of $1 million. No gain or loss was recorded on the sale. During the third quarter of 2005, we completed the transfer of our forty-nine percent shareholding in SB Submarine Systems Company Ltd. (“SBSS”), a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration of $14 million and recognized a gain of $8 million on the sale.

On May 3, 2005, we sold our trader voice business (“Trader Voice”), which provided services primarily to the financial markets industry, to WestCom Corporation. We received $25 million of gross cash proceeds from the transaction, resulting in a pre-tax gain of $14 million.

On December 31, 2005, we completed the sale of our Small Business Group business (“SBG”) to Matrix Telecom, a Platinum Equity company, for approximately $38 million, resulting in a pre- and post-tax gain of $14 million. SBG provided voice and data products to approximately 30,000 small to medium-sized businesses in the United States (“U.S.”).

On September 14, 2006, our subsidiary, GC Acquisitions UK Limited (“GC Acquisitions”), made a cash offer to acquire the entire issued and outstanding ordinary share capital of Fibernet Group Plc (“Fibernet”), a provider of specialist telecommunications services in the U.K. founded in 1986. Historically a competitor as well as one of our larger carrier customers, Fibernet typically serves organizations in the telecommunications, retail, financial services and manufacturing sectors. On October 11, 2006 GC Acquisitions announced it had received acceptances of its offer in respect of 91% of Fibernet’s issued shares and declared the offer unconditional in all respects. On December 12, 2006, GC Acquisitions acquired all remaining outstanding Fibernet shares. Total consideration for the transaction including direct costs was approximately 52 million pounds sterling (approximately $97 million). On December 28, 2006 Global Crossing Finance (UK) Plc (“Finance”), a wholly owned finance subsidiary of Global Crossing Telecommunications (UK) Limited (“GCUK”), issued 52 million pounds sterling aggregate principal amount of notes pursuant to its indenture dated as of December 23, 2004, priced at 109.25 percent of par value for gross proceeds of 56.8 million pounds sterling (approximately $111 million). Substantially all of these proceeds were used by GCUK to purchase the shares of Fibernet from GC Acquisitions. Fibernet is now a subsidiary of GCUK and a guarantor of GCUK’s $200 million and 157 million pounds sterling aggregate principal amount (approximately $512 million combined) of senior secured notes due 2014 (the “GCUK Notes”)

On October 26, 2006, GCL and our subsidiary, GC Crystal Acquisition, Inc. (“GC Crystal”) entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), with Impsat Fiber Networks, Inc. (“Impsat”) pursuant to which (i) the common shareholders of Impsat and holders of options to purchase common stock of Impsat that are “in the money” will receive $9.32 in cash in exchange for their shares or for the cancellation of their options and (ii) GC Crystal will merge with and into Impsat, with Impsat remaining as the surviving entity and a wholly-owned indirect subsidiary of GCL. Impsat is a leading provider of private telecommunications, Internet and information technology services to corporate and government clients in Latin America. On February 14, 2007, GC Impsat Holdings I PLC (“GC Impsat”), a wholly-owned indirect subsidiary of GCL, issued $225 million of 9.875% senior notes due 2017 (the “Impsat Notes”) in connection with the acquisition of Impsat, including the refinancing of debt. The proceeds of this offering have been deposited into an escrow account for the benefit of the Impsat Notes noteholders to fund the acquisition of Impsat. We expect the Impsat purchase to be completed before May 25, 2007 after the satisfaction or waiver of the conditions precedent set forth in the Merger Agreement, including the receipt of the remaining regulatory approval in Venezuela. On February 22, 2007, the parties amended the Merger Agreement to extend (i) the date by which Impsat may terminate the Merger Agreement, subject to our right to override that notice by responding with a waiver of the condition of receipt of Venezuelan regulatory approval, from February 22, 2007 to March 15, 2007 (the “Initial Termination Date”), and (ii) if the Initial Termination Date shall pass, the date by which either party may terminate the Merger Agreement, from March 26, 2007 to April 16, 2007, to allow for more time to satisfy the conditions precedent (the “Final Termination Date”). On March 15, 2007, the parties further amended the Merger Agreement to additionally extend the Final Termination Date to May 25, 2007, coincident with the date on which GC Impsat is required to redeem the Impsat Notes at 100% of par value if the Merger Agreement has not theretofore closed. The Initial Termination Date expired on March 15, 2007. Although the Impsat acquisition has not closed, we have included certain disclosures in this Form 10-K, specifically in Item 1A, “Risk Factors”, that we deem to be relevant in light of the pending acquisition.

Business Strategy

Our strategy is focused on serving multinational enterprise, government and carrier customers with IP and high-performance networking solutions. Our core network connects more than 300 cities in 29 countries worldwide, and delivers services to more than 600 cities in 60 countries on six continents around the globe. Our global sales and support model matches our network footprint to deliver a consistent customer experience worldwide. We have differentiating factors in four distinct areas—technology, security, support and control—that we believe add value and position us to offer customized communications solutions that meet and exceed the needs of our customers.

Since late 2004, we have executed a set of strategic initiatives intended to increase our focus on our target markets and on higher margin global IP and high performance network services. These included the divestment of two businesses (Trader Voice and SBG) in 2005 that were not focused on our target customer sectors. We also accelerated the development of our direct and indirect distribution channels. Finally, we modified our objectives and operating parameters with respect to our wholesale legacy voice business, which is now being managed with an intense focus on margin and cash flow rather than top line revenue. These changes are intended to allow us to manage and report performance based on our two key operating segments, have led to improvements in our financial and operational performance and have simplified resource and investment allocation decisions.

The enterprise customer sector represents a significant market for the provision of global IP services and high performance networking solutions. Target customer sectors in this market include financial services, high-tech, healthcare / pharmaceuticals, transportation and distribution, and research and education. The government sector also represents a significant global market, as do the cable service and wireless service provider sectors. We have aligned our direct sales channels around these target sectors and continue to develop alliances with major systems integrators to effectively address the requirements of customers who prefer turnkey or outsourced solutions provided by these industry participants. In addition to increasing our penetration of the worldwide enterprise market, we have enabled our advanced IP solutions to inter-operate with incumbent and other telecommunications service providers. This interfacing allows these providers to augment their own capabilities and address a wider range of their enterprise customers’ geographic and product-related requirements, while allowing us to benefit from their considerable distribution capabilities. We expect this investment to continue and to accelerate as additional services are delivered across the network.

Consistent with this strategy, we are investing our capital primarily on revenue-generating opportunities in IP, collaboration and managed services, such as IP backbone, edge and transmission capability and customer support systems. In addition, we strategically invest in network augments or demand-driven “smart builds” in specific regions of the world where the demand for bandwidth is significant.

We expect continued growth in the demand for global bandwidth and IP services due to several significant trends. End-user traffic is expected to continue to grow due to increased adoption of broadband access to the Internet by businesses and consumers. We expect the demand for high performance data communications to continue to be driven by the introduction of more powerful computers and software applications, facilitating higher download rates, and increased usage of e-mail, voice over Internet Protocol (“VoIP”) services, streaming video, wireless local area networks, teleconferencing and other innovations. In addition, we expect global enterprises to continue to outsource their networking needs as companies require networks that interact internally, as well as with partners, customers and vendors, driving the demand for IP-based virtual private networks (“VPNs” or “IP VPNs”) and managed services. We also expect mobile traffic growth to remain strong due to increased adoption of mobile communications, increased usage per mobile connection and increased usage of mobile data applications. Finally, we expect a continuation of the industry shift of business applications to IP-based platforms.

The competitive landscape in the telecommunications industry is changing rapidly, and we believe we are well positioned to take advantage of these changes. As the number of available service providers diminishes with industry consolidation, we expect to experience greater demand from customers seeking network diversity and redundancy. Our existing customer base, capabilities and extensive network of suppliers globally position us as a viable global alternative provider. In addition, our corporate development activities have been focused on accelerating the growth of our enterprise, carrier data and indirect channels and carrier voice segments. In that regard, on December 12, 2006, we completed the acquisition of Fibernet, a provider of specialist telecommunications services in the U.K. On October 26, 2006, we entered into an agreement to acquire Impsat, a leading provider of private telecommunications, Internet and information technology services to corporate and government clients in Latin America. We expect the Impsat purchase to be completed before May 25, 2007 after the satisfaction or waiver of the conditions precedent set forth in the Merger Agreement, including the receipt of the remaining regulatory approval in Venezuela. We continue to analyze potential corporate development opportunities in the telecommunications sector that would increase our scale and efficiency and/or expand our product sets and network reach.

We believe that the factors listed below provide us with competitive advantages in our “enterprise, carrier data and indirect channels” and “carrier voice” segments. In light of the sales of our Trader Voice and SBG businesses, our former “consumer voice” segment is insignificant to our overall operations and we are no longer marketing these services to prospective customers.

Technology and Innovation

•	The GCL network has been purpose-built to provide global IP solutions.

•	We provide quality of service guarantees on a premises-to-premises basis globally, backed by demonstrated performance.

•	We have consistently introduced leading-edge service offerings, such as IP VPNs over a Multi-Protocol Label Switching (“MPLS”) core, supporting converged IP services of VoIP and video over IP.

•

We enable carriers and other service providers to leverage the strength and breadth of our service portfolio and network to help them respond to the voice, video and data needs of their customers. We have enabled our enterprise product suite to operate with that of incumbent carriers and other service providers, allowing them to address customer requirements outside their service territories. This effectively increases our distribution capability and increases utilization on our network.

Security

•

We have the demonstrated ability to manage secure environments and have held clearances to handle sensitive traffic for the U.K. Government since 1989, including receiving in 2006 U.K. pan-government accreditation from the Cabinet Office’s, Central Sponsor for Information Assurance, for its dedicated government MPLS network and the for the Customer Network Operations Center.

•

Our continued compliance with a precedent-setting Network Security Agreement with the U.S. Government ensures that the operation of the U.S. portions of our network meets stringent requirements for physical, logical and network security.

•	The GCL network features advanced denial of service detection and prevention, including sophisticated monitoring, filtering and reporting tools.

Customer Support

•	The GCL network is monitored from multiple, global network operating centers 24/7, providing redundancy and serving as a single point of contact for all service matters.

•

We routinely survey our customers with an independent polling agent to help us identify opportunities to improve service. These surveys reflect customer satisfaction ratings that are among the highest in the industry in network performance, account support, service activity and billing assistance.

Control

•	We have created an award-winning Web-based customer interface, uCommand® (“uCommand”), which allows customers to monitor and manage their networks in real time.

Our strategy also calls for reductions in our cost structure, including our direct operating costs and third party access costs. Our initiatives to reduce access costs include network optimization, infrastructure improvements, customer migrations, use of alternative termination providers and other traditional means such as revenue assurance and dispute resolution.

Overview of Our Business

We are a communications solutions provider, offering a suite of IP and legacy telecommunications services using a global IP-based network that directly connects more than 300 cities in more than 29 countries and delivers services to more than 600 major cities in more than 60 countries around the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services.

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

Service Offerings in Enterprise, Carrier Data and Indirect Channels Segment

The following is a brief description of the key service offerings in our “enterprise, carrier data and indirect channels” operating segment, which accounted for approximately 67%, 55% and 43% of our consolidated revenues in 2006, 2005 and 2004, respectively.

Data Services

Our enterprise, carrier data and indirect channels operating segment offers a broad range of telecommunications services that provide data and network interconnectivity to wholesale and enterprise customers, capacity services and access services. In the aggregate, data services accounted for approximately 62%, 59% and 58% of this segment’s revenues in 2006, 2005 and 2004, respectively. Our data services feature end-to-end service level agreements that apply globally and guarantee service availability along our network as well as through local access circuits. The service level agreements support key areas such as end-to-end network availability, guaranteed time of installation and mean time to restore.

Our data services include the following:

•

Converged IP Service: One Port Any Service: An IP bundle delivered over a common IP service architecture and single access connection where voice, video, data and multimedia are managed and delivered as applications over a VPN.

•

IP VPN Service: A feature-rich IP VPN solution that offers enterprises and carriers three classes of service and multiple access options using a highly secure platform and features service level agreements for latency, packet delivery, jitter and availability.

•	Remote VPN Access: Allows enterprises to extend the reach of their wide area networks by supporting secure connections for multiple users over Internet Service Providers (“ISP”) worldwide.

•

Mobile IP Connect: Introduced in 2006, this service provides customers with remote access through global dial, WiFi and broadband Internet access while providing end point security policy management to corporate network information from anywhere in the world at any time.

•

Global Crossing Ethernet Services: An Ethernet based suite of services including Ethernet IP, a premises-to-premises service that provides a simple, cost-effective alternative to long haul private line service, with pricing that is not distance sensitive. Ethersphere Service provides point to point, point to multi-point and multi-point to multi-point Ethernet connectivity up to 500 megabits per second (“mb”), available in more than 30 points of presence (“PoPs”) within the U.K. Etherline Service provides point to point Ethernet connectivity up to 1000mb (Gigibit) Ethernet, available in more than 70 PoPs within the U.K.

•

Internet Access Services: Includes Dedicated Internet Access for enterprises and IP Transit for carriers and ISPs. These services provide always-on, direct high-speed connectivity to the Internet at a wide range of speeds with connectivity to all worldwide domains and peering locations connected in Europe, the U.S., Latin America, and Asia.

•	Frame Relay & ATM Service: Frame Relay provides a reliable data transport network ideal for connecting customer locations requiring partial mesh and hub-and-spoke network applications.

Asynchronous Transfer Mode (“ATM”) service connects customer locations while providing multiple classes of service supporting multiple data applications with diverse requirements for network transport, prioritization and performance.

•

Managed Solutions: These services support IP VPN, Internet Access, Frame Relay and ATM. Our managed solutions include pre-sales engineering and customer premises equipment design, equipment procurement, provisioning and installation, and network monitoring and management featuring global service level agreements. We also provide ongoing end-to-end customer premises equipment and network management and maintenance support for corporate locations in Europe, the U.S., Latin America and Asia.

•

Managed Security Services: These services provide customers with the critical expertise and vigilance required to maintain the security of networks connected to the public Internet combined with the experience and ability to provision and maintain services world-wide. Global Crossing has partnered with the industry leader, VeriSign, Inc., to provide managed security services including Firewall, Intrusion Detection, Intrusion Prevention and Network Security Scanning and Analysis.

•

Managed Optical Services: Networking solutions for campus, metro, and wide-area data center interconnection. Customized for each customer, they provide the performance and flexibility necessary to extend and connect distributed data center and storage environments across metropolitan area networks and wide area networks within the U.K.

•

Transport Services: International Private Line Service and Wavelength Services provide secure point-to-point digital connectivity. These services are available between any two points of presence on our network, enabling customers to build private networks that carry business-critical applications at a wide range of speeds, including 2.5 gigabits per second (“Gbps”) and 10 Gbps. Our Metropolitan Access Network Service brings our worldwide network capabilities to the customer’s premises in 25 major metropolitan markets across North America and Europe. Our Global Crossing Carrier Rings are specific metro networks in Frankfurt and London extending to many of the most popular telehotel facilities and private operator premises providing voice interconnections on a secure private synchronous digital hierarchy (“SDH”) network. Global Crossing IP Carrier Ring is an extension of the London Carrier Ring providing a high volume gateway between time division multiplexing (“TDM”) traffic using SS7 signaling and IP traffic using session initiation protocol (“SIP”). It allows members with VoIP services to exchange traffic with TDM members, as well as allowing current members to convert their TDM traffic to VoIP.

•

Collocation Service: Allows for the housing of customer equipment within a Global Crossing PoP in order to interconnect with our fiber-optic backbone. Collocation delivers improved provisioning speed, stability and security for critical network requirements.

Collaboration Services

Our “enterprise, carrier data and indirect channels” segment offers a full range of collaboration services, including the audio, video and Web conferencing services described below. Collaboration services accounted for approximately 10%, 10% and 8% of this segment’s revenues in 2006, 2005 and 2004, respectively.

Our collaboration services include the following:

•

Videoconferencing Services: Provides video over IP and integrated services digital network (“ISDN”) platforms, using multipoint bridging to connect multiple sites. Our iVideoconferencingSM offering sends ISDN calls onto our IP network, minimizing dependence on international ISDN lines for superior quality, reliability and cost savings. Enhanced options available with our videoconferencing services include scheduling, recording and hybrid meetings that combine our audio and video services.

•

Audio Conferencing: Ready-Access®, our on-demand/reservationless audio conferencing service, provides toll free access in key business markets worldwide. Event Call provides highly reliable, operator assisted, full-service conference calls. Participants can access this service by dialing in on either a toll or a toll-free number, or by being dialed out to by an operator. This service is suitable for as few as three or up to thousands of participants. Enhanced service options include PostView® conference playback, taping/transcription service, translation services and on-line participant lists.

•

Web Conferencing: Ready-Access Web Meeting is fully integrated with Ready-Access audio conferencing for on-demand collaboration, allowing customers to manage their calls on-line, change account options, share presentations with participants and record entire meetings, including visuals. eMeeting is a full-featured Web conferencing application that allows customers to collaborate and share documents, presentations, applications, data and feedback with polling and instant messaging features.

Enterprise Voice Services

Our enterprise voice services include switched and dedicated outbound services, local services and inbound voice services for domestic and international long-distance traffic, toll-free enhanced routing services, and commercial managed voice services, all offered via traditional TDM or VoIP interconnections. During 2006, 2005 and 2004 we carried more than 6.3, 5.8 and 6.4 billion minutes of enterprise voice traffic over our global voice network. Voice services accounted for approximately 28%, 31%, and 34% of our “enterprise, carrier data and indirect channels” segment’s revenues in 2006, 2005 and 2004, respectively.

Our dedicated enterprise voice services feature end-to-end service level agreements that apply globally and guarantee service availability along our network as well as through local access circuits. The service level agreements support three key areas: end-to-end network availability, guaranteed time of installation and mean time to restore.

We offer a complete suite of enterprise VoIP services, replicating the full functionality of our traditional TDM portfolio. Our VoIP Solutions are offered in a managed or non-managed environment, to meet the calling needs of our clients.

Our enterprise voice services include the following:

•

VoIP On-Net Plus: Our award-winning voice VPN offer, provides enterprises the ability to connect all of their dedicated locations to Global Crossing and send IP or TDM on-net traffic for completion, eliminating traditional long distance charges.

•

VoIP Outbound: Receives the customer’s originating voice traffic in IP format for worldwide termination. We are licensed to provide outbound services in 28 countries and have national and international dialing capabilities.

•	VoIP Toll Free: A voice inbound service that receives originating traffic in traditional TDM format and converts it to IP for termination to the customer.

•	VoIP Local: Provides local VoIP service and dial tone in 46 U.S. markets and 10 countries.

•

VoIP Ready Access®: Adds our Ready-Access® audio conferencing service as a feature of VoIP On-Net Plus and VoIP Outbound giving users an efficient and convenient way to combine the value and ease of an on-demand audio conferencing service with the cost savings of VoIP.

•

VoIP Community Peering™: Provides VoIP Outbound and VoIP On-Net Plus customers increased communication efficiencies among particular communities of interest and usage free long distance calling to Global Crossing VoIP Local Services™ local numbers.

•	VoIP Integrity Service: Launched in 2006, it enables customers to monitor and manage their VoIP applications through uCommand.

Service Offerings in Carrier Voice Segment

Our carrier voice operating segment includes switched and dedicated outbound and inbound voice services for domestic and international long-distance traffic, direct-inward-dialing (“DID”) transport and toll-free enhanced routing services all offered via traditional TDM or VoIP interconnections. This segment accounted for approximately 33%, 40% and 50% of our consolidated revenues in 2006, 2005 and 2004, respectively. During

2006, 2005 and 2004 we carried more than 39.8, 45.5 and 59 billion minutes of carrier voice traffic over our global network. As with our enterprise, carrier data and indirect channels segment, our carrier voice segment features end-to-end service level agreements that apply globally and guarantee service availability along our network as well as through local access circuits.

Our suite of voice services serving the Carrier Voice Segment includes the following VoIP packet-based and TDM offers:

•	Outbound Service: Provides the ability to place in-country, long distance, and international calls either via traditional TDM connections or via VoIP interconnection.

•

Local Service: Provides local origination, or direct inward dial numbers (DID/DDI), which are then routed to the customer’s VoIP network either through a SIP-based IP interconnection or via traditional TDM connections.

•	Switchless 1+ Service (North America): Global Crossing Nationwide Origination Service (NOS) provides nationwide origination and termination to more than 240 international destinations.

•	Indirect Access Service (Europe): Provides competitively priced voice termination to more than 400 destinations, including U.K. and U.S. national termination.

•	Toll Free Transport Service: Supports the inbound toll free calls from the North American Dialing Plan either via traditional TDM connections or via VoIP interconnection.

•

PowerCall UK Transit (Europe): Provides customers a cost-effective U.K. presence by publishing distinctive U.K. telephone numbers with prefixes that callers immediately recognize as Freephone, local or national calling options.

•	Carrier VoIP Enterprise Connect Service: Enables carrier customers to expand their network reach in North America by having Global Crossing install services directly at end users’ locations.

•

Pre-Selection Service (Europe): Global Crossing’s Carrier Pre-Selection (CPS) service delivers a high quality, competitively priced voice termination service to more than 400 destinations. CPS combines the benefits of routing reliability with the quality of the Global Crossing global voice network.

•	One Rate Service (Europe): Global Crossing’s One Rate Service is a special pricing and billing option for high-traffic volume customers looking for high quality voice termination in the U.K.

Service Offerings in Consumer Voice Segment

Our consumer voice operating segment accounted for approximately 0.4%, 5% and 7% of our consolidated revenues in 2006, 2005 and 2004, respectively. With the sales of Trader Voice and SBG in 2005, this segment now comprises only our consumer voice and calling card business. This business is not significant to our overall operations and we are no longer marketing these services to prospective customers.

Sales and Principal Customers

We focus our sales and marketing efforts on target sectors within the enterprise and carrier markets that require significant telecommunications services. We have sales and sales support personnel in more than 21 countries. Our enterprise, carrier data and indirect channels segment targets the following sectors: financial services, high-tech, healthcare/pharmaceuticals, transportation and distribution, research and education, systems integrators and global multinational corporations. Our carrier voice segment targets resellers, fixed and mobile telecom carriers, cable service providers, and ISPs.

Our enterprise, carrier data and indirect channels operating segment currently employs approximately 679 sales and sales support employees worldwide for the following sales channels, each of which targets customers in North America, Europe, Latin America and the Asia/Pacific region.

•

Global Enterprise Direct Sales Channel: Through the enterprise sales channel, we target mid-sized businesses, large multinational enterprises, higher educational institutions and governmental entities.

•

Global Enterprise Indirect Sales Channel: Through the indirect enterprise sales channel, we target systems integrators and application service providers, using dedicated sales and support personnel in our Global Partner and System Integrator (“SI”) Programs that recruit, train and provide on-going support for these indirect partners who offer our products and services directly to their end user enterprise and government customers. At this time, we have more than 50 carriers in our Global Partner Program offering our Fast Track Services™ and more than 20 SIs with whom we are offering solutions to the enterprise market.

•

Carrier Data Sales Channel: Through the carrier data sales channel, we focus on local, national and global cable and wireless telecommunications carriers and on facilities and non-facilities based resellers.

•	Collaboration Sales Channel: This channel is used to offer audio, video and Web-based conferencing services to enterprises and both governmental and non-governmental organizations.

Although our enterprise, carrier data and indirect channels segment enjoys a large and globally dispersed customer base, various agencies of the U.K. Government together represented approximately 20%, 21% and 22% of this segment’s revenues in 2006, 2005 and 2004, respectively.

Our carrier voice operating segment currently employs approximately 155 sales and sales support employees worldwide. This channel targets local, national and global cable and wireless telecommunications carriers and facilities and non-facilities based resellers in North America, Latin America, Europe and the Asia/ Pacific region.

Our Network

Our network consists of a series of assets that operate service platforms which enable us to create and deliver various protocol-based data and voice services in major business centers throughout the world. We monitor and provide surveillance utilizing a suite of operational support systems (“OSS”) to provision and maintain this network worldwide.

At the base of our network are subsea and terrestrial fiber-optic cables that connect and cross North America, South America, Europe and a portion of the Asia/Pacific region, which we either own or hold under long-term indefeasible rights of use (“IRUs”) from other carriers. These fiber-optic assets and related equipment (the “GC Fiber Network”) provide seamless, broadband connectivity to 29 countries through a combination of subsea cables, national and international networks and metropolitan networks.

In addition to the GC Fiber Network, we own network switching and routing equipment that provides us with the ability to monitor and manage traffic over fiber-optic assets leased by us on a non-IRU basis. We refer to these portions of our network, together with the GC Fiber Network, as the “Core Network.”

The Core Network has approximately 800 PoPs in more than 300 cities throughout the world (“Regional PoPs”). As described below, more than 500 of these Regional PoPs are located on the GC Fiber Network and house transmission add/drop multiplex equipment (devices similar to routers that can add or drop signals) that we own (“GC Fiber Regional PoPs”). The remaining Regional PoPs are located on leased transmission facilities.

The North American network portion of the GC Fiber Network comprises approximately 18,000 route miles of fiber in the U.S. and Canada, most of which consists of IRUs in fibers purchased from other carriers. It has approximately 170 GC Fiber Regional PoPs, 20 integrated service platform sites, three subsea cable landing stations and five primary international voice gateway sites. The North American network carries voice, data and private line services over our IP, synchronous optical network (“SONET”), and ATM backbones, all traversing 2.5 and 10 Gbps dense wavelength division multiplexing (“DWDM”) transmission systems. IP, SONET and

ATM are methods of sending audio, video and computer data at the same time over one high-speed digital line. DWDM technology makes it possible to simultaneously transmit data at more than one wavelength, thereby allowing the transmission of multiple signals through the same fiber at different wavelengths.

The European network portion of the GC Fiber Network (excluding the U.K.) consists of more than 14,000 route miles of fiber in the western region of the continent, most of which are contained in cable that we own on an IRU basis. This network has approximately 70 GC Fiber Regional PoPs, six cable landing stations, and two international voice and three international data gateway sites. The European network carries voice, data and private line services over our IP, SDH, (which is a transmission format similar to SONET) and ATM backbones, all traversing 2.5 and 10 Gbps DWDM transmission systems. Our network assets in Germany have increased as a result of our Fibernet acquisition. Fibernet operates a metropolitan network in Frankfurt, the principal financial center in Germany. This network is being incorporated into our existing metropolitan network in Frankfurt.

Prior to the Fibernet acquisition, the GCUK portion of the GC Fiber Network comprised approximately 6,600 route miles of fiber. This network had approximately 270 GC Fiber Regional PoPs, approximately 160 of which interconnect to local network providers. The GCUK network carries voice, data and private line services over IP and ATM/Frame Relay backbones, all traversing DWDM and SDH transmission systems.

Our U.K. network assets have increased as a result of our Fibernet acquisition. Fibernet operates more than 115 PoPs in more than 50 towns and cities across the U.K. within its 3,470 route miles national fiber-optic network. Of this, approximately 2,982 route miles comprise its intercity network and 497 route miles comprise its various metropolitan networks. Fibernet’s intercity network provides additional capacity on substantially the same network footprint as GCUK’s network. We are in the process of analyzing our combined national network for opportunities to consolidate infrastructure and remove redundant facilities and reduce operating costs.

The subsea network portion of the GC Fiber Network consists of six fiber-optic cable systems owned by us: Atlantic Crossing-1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”), Pan American Crossing (“PAC”) and a 340 route mile system connecting the U.K. and Ireland. SAC is integrated with an approximately 1,500 mile terrestrial route connecting Argentina and Chile, and PAC is integrated with a 2,300 mile terrestrial ring route (including associated backhaul) within Mexico. In the aggregate, these systems span approximately 39,000 route miles and have approximately 30 landing points on three continents: North America, South America and Europe. These are all two or four fiber strand pair cables equipped with 10 Gbps DWDM transmission systems. AC-2 consists of two fiber strand pairs in a cable containing four fiber strand pairs that was co-built with Level 3 Communications, Inc. These systems include 14 GC Fiber Regional PoPs in the Latin America and Caribbean regions.

Our network assets in the Asia/Pacific region and those connecting the U.S. to this region include both IRUs and leased circuits on multiple subsea systems. We operate Regional PoPs in Hong Kong, Tokyo, Singapore and Sydney. Each of these PoPs supports Internet access, IP VPN, ATM and Frame Relay services, with Hong Kong also supporting VoIP services. Our Core Network includes IRUs and leases of trans-Pacific capacity on the PC-1 fiber-optic cable system, which is owned by Pacific Crossing Limited, a former subsidiary of the Company (“PCL”).

On May 4, 2006, we announced plans to extend our network to Costa Rica. Costa Rica will gain direct access to our global network through the extension of our Pan American Crossing (PAC) system, which runs along the west coast of Central America from Panama to Los Angeles, at the Unquí cable landing point in Esterillos, Costa Rica. The project received governmental approval on December 22, 2006, and construction is expected to be completed as early as first quarter 2008.

Our IP network consists of a service layer running on the Core Network and utilizes a single Autonomous System Number (“ASN”). We have approximately 96 distinct IP hubs, approximately 29 of which contain a VoIP presence and approximately 40 of which have public or private peering interconnects. The single ASN implies a greater degree of integration than that which exists in a multiple ASN system. Having a global ASN allows us to deploy certain technologies, such as MPLS, more quickly and on a global basis. It also provides our international customers with a more global appearance in the global Internet routing table.

Our IP network utilizes a MPLS Juniper core with a mixture of Cisco and Juniper devices at the edge of the network. The network is considered a Tier 1 backbone and is quality-of-service enabled, which allows different types of data to be assigned different priorities, such that, for example, voice can always have priority over IP VPN and Internet traffic. The network carries approximately 430 Gbps of total IP traffic, of which 3.6 Gbps is IP VPN and 10 Gbps is voice traffic, representing approximately 2.5 billion minutes of VoIP per month, or approximately half of all our voice minutes. Our VoIP platform is fully compatible with our TDM network.

We operate our Core Network from three primary network operations centers. The Global Network Operations Center in London manages our subsea cable systems and our European and U.K. networks. The North America Network Operations Center, located in Southfield, Michigan, manages the global voice network and the North American transport network. The Global Data Services Network Operating Center, located in Phoenix, Arizona, manages the global IP and Frame Relay/ATM networks. In addition, we have a small network operating center in New York City that provides redundant IP and ATM network management capability.

Together with those locations connected directly by the Core Network, through network to network interface agreements with other service providers, we deliver services to more than 600 cities in more than 60 countries worldwide. Our terrestrial network in South America will increase significantly if the expected acquisition of Impsat is consummated. The Impsat network is a fully-integrated terrestrial fiber optic network, with long-haul, high-capacity fiber optic backbones and capacity on undersea cable systems extending over 5,460 route miles, enabling connections between and among major Latin American countries including 15 data center facilities covering more than 620 route miles.

Network Security Agreement

On September 23, 2003, the U.S. Government granted approval under Section 721 of the Defense Production Act of the investment in GCL by Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”) pursuant to the GC Debtors’ plan of reorganization. In order to obtain this approval, we entered into an agreement (the “Network Security Agreement”) with certain agencies of the U.S. Government to address the U.S. Government’s national security and law enforcement concerns. The Network Security Agreement is intended to ensure that our operations do not impair the U.S. Government’s ability (1) to carry out lawfully authorized electronic surveillance of communications that originate and/or terminate in the U.S.; (2) to prevent and detect foreign-based espionage and electronic surveillance of U.S. communications; and (3) to satisfy U.S. critical infrastructure protection requirements. Failure to comply with our obligations under the Network Security Agreement could result in the revocation of our telecommunications licenses by the Federal Communications Commission (“FCC”).

While our operations were generally consistent with the requirements of the Network Security Agreement prior to its execution, we have undertaken a number of operational improvements in order to ensure full implementation of, and compliance with, the Network Security Agreement. These improvements relate to information storage and management, traffic routing and management, physical, logical and network security arrangements, personnel screening and training, and other matters.

The Network Security Agreement affects our corporate governance as well. The GCL Board of Directors maintains a Security Committee comprised solely of directors who are U.S. citizens and who already possess or are eligible to possess a U.S. security clearance. These “Security Directors” must satisfy the independent director requirements of the New York Stock Exchange, regardless of whether any of GCL’s securities are listed on such exchange. At least half of the members of the GCL board nominated by ST Telemedia must be Security Directors. See Item 10, “Directors and Executive Officers of the Registrant” below. A Security Director must be present at every meeting of the board of directors of GCL and of any of our U.S. subsidiaries unless such meeting in no way addresses or affects our obligations under the Network Security Agreement.

The Company’s compliance with the Network Security Agreement is subject to annual audits by a neutral third-party auditor. Telcordia Technologies, Inc. was selected as auditor in December 2004. Telcordia has completed two technical audits and did not report any areas of material non-compliance with the Network Security Agreement in either audit.

Competition

The telecommunications industry is intensely competitive and has undergone significant change in recent years. Beginning in the late 1990s, a number of new competitors entered the market and commenced network construction activities, resulting in a significant expansion of worldwide network capacity. In 2001, it became clear that, at least in the short-term, actual demand was failing to keep pace with available supply, resulting in intense price pressure and, in many cases, an unsustainably low ratio of revenues to fixed costs. Market valuations of debt and equity securities of telecommunications companies, particularly new providers, decreased precipitously as the financial condition of many carriers deteriorated. In the last five years, a number of these competitors have attempted to reorganize, or have completed reorganizations, under bankruptcy and insolvency laws, with significant improvements to their financial condition or as newly formed entities that have acquired the assets of others at substantial discounts relative to their original cost.

At the same time, the regulatory environment has changed and continues to change rapidly. Although the Telecommunications Act of 1996 (the “1996 Act”) and actions by the FCC and state regulatory authorities have had the general effect of promoting competition in the provision of communications services in the U.S., these effects, together with new technologies, such as VoIP, and the importance of data services, have blurred the distinctions among traditional communications markets and have reduced barriers to entry in various lines of business. Efforts to liberalize markets around the world have produced similar results. In Europe, the new regulatory framework adopted by the European Commission attempts to treat all communications markets the same regardless of the technology used to serve the market. This “technologically neutral” approach to regulation has opened the market to new, non-traditional competitors. In Asia and Latin America, national regulatory authorities are considering policies that would exempt VoIP services from many of the traditional forms of regulation.

Many of our existing and potential competitors have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, more ubiquitous network reach, and significantly larger installed customer bases. Many of these advantages are expected to increase with the recent trend toward consolidation by large industry participants, despite certain regulatory changes or conditions implemented in response to such consolidation in order to mitigate the impact on non-dominant carriers such as ourselves.

The following summarizes the competition we face by type of competitor. Those who provide voice services compete in all segments whereas those that provide data only compete in the enterprise, carrier data and indirect channels segment.

Incumbent Carriers

In each market that we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. In the U.S., these are primarily Verizon, Qwest Communications and AT&T Inc. (“AT&T”). We face competition both outside and, in some cases, inside the U.S. from foreign incumbents, including companies such as British Telecom (“BT”), France Telecom, Telecom Italia, Telefónica, Telstra, Telmex and Deutsche Telekom.

We compete with the incumbent carriers on the basis of product offerings, price, quality, capacity and reliability of network facilities, technology, route diversity, ease of ordering and customer service. Because our fiber-optic systems have been recently installed, compared with some of the networks of the incumbent carriers, our network’s architecture and technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks. However, the incumbent carriers may have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. In their own primary markets, the incumbents have the additional advantages of network concentration, control over local exchange assets, significant existing customer bases and, in the case of many foreign incumbents in their home markets, regulatory protection from competition.

Other Voice Service Competitors

In the U.S., the local incumbents dominate the market for local voice services and are among the strongest competitors in the long distance voice services market. In addition, we face, and expect to continue to face, competition for local and long distance voice telecommunications services from hundreds of other companies that compete in the long distance marketplace in the U.S. Outside the U.S., the local incumbents dominate the markets for local and long distance voice services.

Other Data Service Competitors

In addition to the incumbents, we face, and expect to continue to face, competition for Internet access and other data services from telecommunications companies such as Cable and Wireless plc, Colt Telecom Group plc, Equant N.V. (now a unit of France Telecom) and Infonet (now a unit of BT) and from online service providers, DSL service providers, ISPs and Web hosting providers.

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

ILEC Switched Access Charges

The LECs assess usage-sensitive switched access charges for the use of their switched facilities to originate and terminate switched traffic. In 2000, the FCC established a regime to govern the provision of switched access services by the ILECs over a five-year period (the “CALLS Plan”). Under the CALLS Plan, usage-sensitive rates were decreased over time in favor of increases in end-user charges and a transitional preferred interexchange carrier charge. The LECs’ preferred interexchange carrier charges have decreased over time and most of the largest ILECs have ceased assessing this charge, although smaller ILECs and some CLECs continue to assess it. The CALLS Plan expired in 2005 and the FCC is considering proposals to govern access charges prospectively (see Intercarrier Compensation Reform, below).

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

Prior to the 2006 FCC approved merger of AT&T and BellSouth, AT&T petitioned the U.S. Court of Appeals for the District of Columbia Circuit to compel the FCC to consider a proposal to tighten its regulation of ILEC special access services. Although the Court declined to grant the petition, in January 2005 the FCC released a Notice of Proposed Rulemaking to consider how it should regulate ILEC special access services prospectively and whether it should tighten its regulation of special access services. The Company cannot predict the outcome of this proceeding.

The AT&T and BellSouth combination was approved with material conditions, including commitments (1) not to increase interstate tariff rates for certain special access services for 30 months, (2) to maintain for three years settlement-free peering arrangements with at least as many providers of Internet backbone services as had such arrangements on the respective merger closing date and (3) not to increase, for 30 months, the rates paid by existing in-region customers of AT&T for wholesale DS1 and DS3 local private line services.

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

In February 2004, the FCC concluded that Pulver.com’s “Free World Dialup” service, which does not make use of the public switched telephone network (“PSTN”), is an unregulated information service.

In April 2004, the FCC concluded that AT&T’s “phone-to-phone IP” service, which makes use of the PSTN and inserts an IP segment into the call path but as to which there is no net protocol conversion, is not an information service but is rather a telecommunications service, to which access charges are applicable, without regard to whether one or more service providers are involved.

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

In June 2005, the FCC concluded that VoIP service providers must support enhanced 911 emergency dispatch services or cease marketing VoIP services in areas where they cannot be supported. In September 2005, the FCC also concluded that VoIP service providers must comply with the Communications Assistance for Law Enforcement Act (“CALEA”) and configure their network and services to support law enforcement activity in the area of wiretaps and call records. The FCC ruling applies to all VoIP services that can both receive calls from and terminate calls to the public switched telephone network. The U.S. Court of Appeals for the District of Columbia Circuit upheld the FCC’s actions in both cases. We will incur costs to be compliant with the rulings, but the exact nature and scope of the costs will remain unclear until the FCC issues further guidance regarding standards and compliance. In June 2006, the FCC issued an order holding that interconnected VoIP providers and for an interim two quarter period, their underlying carriers, must contribute to the federal universal service fund (the “FUSF”).

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

Universal Service

Both the FCC and approximately 23 states administer “universal service” funds to provide for affordable local telephone service in rural and high-cost areas and to fund other social programs, such as Internet access to schools and libraries. In 2006, the Company expensed approximately $19 million related to payments to such funds. In 2006, the FCC extended universal service funding obligations to VoIP service providers as well, as noted above. There are numerous regulatory and legislative efforts to reform universal service funding requirements and the Company cannot predict the outcome of these efforts. The Universal Service Administrative Company is in the process of conducting an audit of the FUSF payments of Global Crossing Bandwidth, Inc., our North American wholesale services subsidiary. We cannot predict the outcome of this audit.

Local Competition

The 1996 Act substantially revised the 1934 Communications Act, in large part to address the subject of local competition. The 1996 Act delegated to the FCC and to the states significant discretion to implement the local competition provisions of the statute and imposed interconnection obligations on LECs, including that they provide unbundled network elements. The regime governing the framework for local competition has changed since the 1996 Act was enacted. The FCC’s February 2003 Triennial Review Order, which revised the unbundling rules, was vacated and remanded in part by the U.S. Court of Appeals for the District of Columbia Circuit in March 2004. In response, in December 2004 the FCC adopted its Triennial Review Remand Order which significantly restricts the types of facilities that ILECs must unbundle and provide to their local competitors and the circumstances under which those facilities must be unbundled and provided. The prices of the local facilities that the Company obtains from ILECs will increase as resale or commercial arrangements are substituted for the unbundled network element—platform services that ILECs no longer need to make available to competitors and as special access is substituted for the local loop and transport elements that are no longer subject to mandatory unbundling. On June 16, 2006, the U.S. Court of Appeals for the District of Columbia Circuit upheld the Triennial Review Remand Order. The Company cannot predict the outcome of any subsequent FCC proceedings.

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

The size of the EU increased on May 1, 2004 with the accession of ten additional countries and on January 1, 2007 with the accession of a further two countries. In principle, the Authorisation Directive and the package of related Directives apply in such countries with effect from their accession date.

At the present time, not all of the 27 EU Member States have adopted all the changes to their national laws to implement the EU’s telecommunications-related Directives. On February 20, 2006, the European Commission published its findings in relation to the extent that Member States had transposed the regulatory package into national law and several infringement proceedings have been opened against various Member States throughout 2006. The February 2006 report also identifies several significant developments in relation to relevant markets. As has been identified, various market review exercises that are required to be held in each Member State following its enactment of the new legal framework have not yet been concluded. However, once the market review procedures are concluded at the Member State level, new suites of regulatory remedies will be adopted with the aim of putting in place specific measures to rectify perceived market failures.

In June 2006, the Commission published new guidelines concerning the way in which Articles 81 and 82 of the EU Treaty (dealing with the anti-trust concept of abuse of dominance) should be interpreted by regulators.

On June 29, 2006 the European Commission adopted a Staff Working Document, outlining in detail possible changes to the regulatory framework, and an associated Impact Assessment. Together with several experts’ studies, these documents launched a formal public consultation process reviewing the regulatory framework for electronic communications. Within this review, the European Commission is considering ways of dealing with perceived enduring bottlenecks in the access market and possible changes to the recommendation on relevant markets.

In the United Kingdom, The Office of Communications (“OFCOM”) has indicated that its policy focus is intended to support the growth of greater competition, innovation and investment certainty. A Strategic Review of the telecoms sector was completed in September 2005 and as a result of this initiative, the incumbent BT has established a separate “access services division” named “Openreach,” which controls and operates the physical network assets making up BT’s local access and backhaul networks. BT has undertaken to supply a range of wholesale products to all communications providers (including its own downstream operations) on the same timescales, terms and conditions (including price) and by the same systems and processes and, although this process was not completed during 2006, some significant progress was made towards this end.

OFCOM has also recognized the need to create a new regulated interconnection model as the U.K telecommunications market undergoes a move away from the traditional switched-circuit fixed line networks towards next-generation networks and services based on IP. A new forum, Next Generations Networks U.K., was established in March 2006 with a remit to develop the future commercial and charging models for IP-based interconnection in relation to both fixed and mobile networks. Work on the development of these new models is ongoing.

Asia

The status of liberalization of the telecommunications regulatory regimes of the Asian countries in which we operate or intend to operate varies. Some countries allow full competition in the telecommunications sector, while others limit competition for most services. Similarly, some countries in Asia maintain foreign ownership restrictions which limit the amount of foreign direct investment and require foreign companies to seek local joint venture partners.

Most of the countries in the region have committed to liberalizing their telecommunications regimes and opening their telecommunications markets to foreign investment as part of the World Trade Organization Agreement on Basic Telecommunications Services, which came into force in February 1998. Additionally, the adoption of the Free Trade Agreement between the U.S. and Singapore in January 2003 established a new standard of liberalization based on bilateral negotiations with the U.S. We cannot predict what effect, if any, this agreement will have on other countries in the region or whether the U.S. will pursue similar agreements with those countries. We also cannot be certain whether this liberalizing trend will continue or accurately predict the pace and scope of liberalization. It is possible that one or more of the countries in which we operate or intend to operate will slow or halt the liberalization of its telecommunications markets. The effect on us of such an action cannot be accurately predicted.

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

Latin America

Our MAC, PAC and SAC fiber-optic cable systems connect to Latin America. In connection with the construction of these systems, we have obtained cable landing licenses and/or telecommunications licenses in Argentina, Brazil, Chile, Mexico, Panama, Peru, Uruguay, Venezuela and the U.S. We expect to obtain additional telecommunications authorizations in Latin America in the ordinary course of business, should they be required as a consequence of further network growth and expansion of the regional service portfolio.

As in Asia, the status of liberalization of the telecommunications markets of Latin America varies. All of the countries in which we currently operate are members of the World Trade Organization and most have committed to liberalizing their telecommunications markets and lifting foreign ownership restrictions. Some countries now permit competition for all telecommunications facilities and services, while others allow competition for some facilities and services, but restrict competition for other services. Some countries in which we operate currently impose limits on foreign ownership of telecommunications carriers.

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

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under Section 21E of the Securities Exchange Act of 1934)

Forward-Looking Statements

This annual report on Form 10-K contains certain “forward-looking statements,” as such term is defined in Section 21E of the Exchange Act. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

•

our services, including the development and deployment of data products and services based on IP and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network, including with respect to the development of IP-based services;

•

our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures, anticipated levels of indebtedness, and the ability to raise capital through financing activities;

•

trends related to and management’s expectations regarding results of operations, required capital expenditures, integration of acquired businesses, revenues from existing and new lines of business and sales channels, and cash flows, including but not limited to those statements set forth in Item 7 below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

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

Risks Related to Liquidity and Financial Resources

We incurred substantial operating losses in 2006 and will not generate funds from operations sufficient to meet all of our cash requirements in the short term.

For each period since inception, we have incurred substantial operating losses. For 2006, we posted a net operating loss of approximately $212 million and had net cash used in operating and investing activities of $220 million of which $79 million related to the acquisition of Fibernet, net of cash acquired. Although in 2007 we expect to generate positive cash flow from operations, achieving this depends upon significant adjusted gross margin improvements and additional prepayments received for IRU sales, either of which may not be realized. We expect our cash and cash equivalents to decline in the first half of 2007 due to a significant increase in capital expenditures and debt servicing requirements (predominately interest expense) relative to recent years. We plan to partially mitigate the effect on our cash flows of this increase in capital expenditures by financing a significant amount of our equipment purchases. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties and to obtaining the consent of ST Telemedia pursuant to the terms of the indenture for the Mandatory Convertible Notes. In addition, we expect to use approximately $170 million of cash on hand in connection with the anticipated closing of the Impsat acquisition in the second quarter of 2007, which will significantly reduce our liquidity.

Based on our business plan, we expect that our unrestricted cash on hand, together with cash flow from operations and anticipated equipment financings, will provide us with the necessary liquidity to fund our debt service requirements and investing activities until we start to generate positive cash flow beginning in the third quarter of 2007 and continuing over the long term. For the full year of 2007, we expect to generate negative cash flow, although to a significantly lesser degree than in 2006. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We can provide no assurances regarding the anticipated improvements in cash flows. If our cash flows do not improve, we would need to arrange financing facilities in order to continue as a going concern. We may be unable to arrange financing facilities on acceptable terms or at all.

The covenants in our debt instruments and working capital facility restrict our financial and operational flexibility.

GCL and numerous of its subsidiaries have issued the following debt instruments (collectively, the “Note Issuances”) over the past three years:

•	GCL’s $250 million aggregate original principal amount of 4.7% senior secured mandatory convertible notes due 2008 (the “Mandatory Convertible Notes”);

•	GCL’s $144 million aggregate original principal amount of 5.0% convertible senior notes due 2011 (the “5% Convertible Notes”);

•	GCUK’s $200 million and 157 million pounds sterling aggregate principal amount (approximately $512 million combined) of senior secured notes due 2014; and

•	The $225 million aggregate original principal amount 9.875% senior notes due 2017 issued by GC Impsat Holdings I Plc in connection with the proposed acquisition of Impsat.

GCL’s North American subsidiaries have also entered into a $55 million working capital facility with Bank of America, N.A. (the “Working Capital Facility”). At December 31, 2006, we have $1 million of borrowings and $9 million remaining available (after deduction of letters of credit issued) under the Working Capital Facility.

The indentures governing these Note Issuances and the loan agreement governing the Working Capital Facility generally contain covenants and events of default that are customary for high-yield debt and senior secured credit facilities, respectively. These provisions include limitations on:

•	incurring or guaranteeing additional indebtedness;

•	dividend and other payments to holders of equity and subordinated debt;

•	investments or other restricted payments;

•	asset sales, consolidations, and mergers;

•	creating or assuming liens; and

•	transactions with affiliates.

In addition, the Working Capital Facility includes a quarterly maintenance covenant based on GCL attaining certain minimum levels of earnings before interest, taxes, depreciation and amortization. Additionally, the certificate of designations governing our 2% Cumulative Preferred Shares (the “GCL Preferred Stock”) requires the holder’s approval for certain major corporate actions of GCL and/or its subsidiaries. See Item 5, “Description of Global Crossing Equity Securities.”

Each Note Issuance indenture as well as the Working Capital Facility loan agreement has limited exceptions, baskets and carve-outs to the applicable covenants and events of default. See Item 15, “Exhibits, Financial Statement Schedules” below for the list of documents containing these debt covenants.

Substantially all of our assets have been pledged to secure the indebtedness under certain of the Note Issuances and the Working Capital Facility, as well as certain lease facilities secured by the assets being leased (the “Capital Lease Facilities”). A failure to comply with the covenants contained in any of the Note Issuance indentures or the Working Capital Facility or the Capital Lease Facilities loan agreements could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would have a material adverse effect on our business, results of operations and financial condition. If the indebtedness under any of the Note Issuances or Working Capital Facility or the Capital Lease Facilities were to be accelerated, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under our other debt instruments.

For a further discussion of these issues, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial restructuring flexibility.

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon dividends and inter-company transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world. Some of our subsidiaries have cash on hand that exceeds their immediate requirements but that cannot be distributed or loaned to us or our other subsidiaries to fund our or their operations due to contractual restrictions or legal constraints related to the lack of retained earnings, the solvency of such entities or other local law restrictions (e.g., restrictions related to foreign exchange controls or transfer approvals). These restrictions could cause us or certain of our other subsidiaries to become and remain illiquid while other subsidiaries have sufficient liquidity to meet their liquidity needs.

We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

Due to the international nature of our operations, we are subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our business, results of operations and financial condition. While we believe that our current tax provisions are reasonable and appropriate, we cannot be assured that these items will be settled for the amounts accrued or that additional exposures will not be identified in the future.

If the Impsat transaction closes, we may be subject to significant liabilities due to a tax on antennas imposed by the City of Buenos Aires, Argentina and other municipalities.

In September 2003, the City of Buenos Aires, Argentina (the “City of Buenos Aries”) notified several telecommunication companies, including Impsat, that it will start collecting a tax on all antennas within the city, as provided by the City Fiscal Code. Through December 31, 2006, Impsat received invoices totaling approximately $34.8 million, but has not accrued amounts relating to this matter. Impsat formally objected to the legality of the tax and to certain factual assumptions used in calculating the tax, and has rejected each of the notices in an administrative proceeding filed with the tax authorities of the City of Buenos Aires. If required to pay this tax at the current rate and based on invoices received from the City of Buenos Aires through December 31, 2006, Impsat estimates that it would be subject to an additional tax of approximately $8.6 million per year. In December 2006, Impsat filed an objection with respect to the tax on antennas assessed for the final quarter of 2006. In its objection, Impsat reaffirmed its position that such a tax is both illegal and based on false assumptions. Impsat’s objection is pending resolution before the City’s tax authorities. In addition, Impsat has received claims of a similar nature from the Municipality of Quilmes in Argentina in the amount of approximately $12.5 million, plus defaulted interest. There can be no assurance that Impsat will not be forced to pay the City of Buenos Aires, or the Municipality of Quilmes, an amount representing the full (or a portion of the) invoiced amount of the tax (plus interest and penalties), or that it will not receive similar invoices from other municipalities in Argentina. Additionally, we cannot assure you that any of Impsat’s assets will not be attached in connection with either of these claims or that Impsat will not be required to post a bond representing the full (or a portion of the) invoiced amount during any legal proceeding challenging these claims.

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

We must be party to interconnection agreements with incumbent carriers and certain independent carriers in order to connect our customers to the PSTN. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets. In Europe, although certain rights to interconnect with other networks are subject to legal and regulatory protection, new IP-based networking technologies are becoming more generally adopted within the industry and new commercial and charging models are being developed for interworking between these networks. The extent to which such new models may affect our business is currently uncertain.

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

The Network Security Agreement imposes significant requirements on us. A violation of the agreement could have severe consequences.

The Network Security Agreement imposes significant requirements on us related to information storage and management; traffic routing and management; physical, logical, and network security arrangements; personnel screening and training; corporate governance practices; and other matters. While we expect to comply fully with our obligations under the Network Security Agreement, it is impossible to eliminate completely the risk of a violation of the agreement. The consequences of a violation of the Network Security Agreement could be severe, potentially including the revocation of our FCC licenses in the U.S., which would result in the cessation of our U.S. operations and would have a material adverse effect on our business, results of operations and financial condition. Upon completion of the Impsat acquisition, we will need to bring their U.S. operations into compliance with the Network Security Agreement.

It is expensive and difficult to switch new customers to our network, and lack of cooperation of incumbent carriers can slow the new customer connection process.

It is expensive and difficult for us to switch a new customer to our network because:

•

we usually charge the potential customer certain one-time installation fees, and, although the fees are generally less than the cost to install a new customer, they may act as a deterrent to becoming our customer; and

•

we require cooperation from the incumbent carrier in instances where there is no direct connection between the customer and our network, which can complicate and add to the time that it takes to provision a new customer’s service.

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

The failure of our operations support systems to perform as we expect could impair our ability to retain customers and obtain new customers, or provision their services, or result in increased capital expenditures.

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

While we do not believe that there exists any technology patented by others, or other intellectual property owned by others, that is necessary for us to provide our services and that is not now subject to a license allowing us to use it, from time to time we receive claims from third parties in this regard and there can be no assurances as to our ability to defend against those claims successfully. If such intellectual property is owned by others and not licensed by us, we would have to negotiate a license for the use of that property. We may not be able to negotiate such a license at a price that is acceptable or at all. This could force us to cease offering products and services incorporating such property, thereby adversely affecting operating results.

We may not be successful in integrating the Fibernet or Impsat businesses into ours or may not be able to realize the benefits we anticipate from either the Fibernet or Impsat acquisitions, which could affect our financial results and the value of our common stock following consummation of the transactions.

We are in the early stages of the process of integrating Fibernet with our business and will begin the integration of Impsat with our business immediately after the closing of the acquisition. The process of coordinating and integrating these organizations into our business so that the consolidated business operates as efficiently as possible, has required and will require significant corporate resources, and such efficiencies will be limited to some degree by our capital structure requirements for the Note Issuances, Working Capital Facility and Capital Lease Facilities. In addition, this process could cause the interruption to, or a loss of momentum in, the activities of any of our or Fibernet’s or Impsat’s businesses, including customer service, which could have a material adverse effect on our business, results of operations and financial condition.

The management of the integration of the businesses, systems and culture of ourselves, Fibernet and Impsat will require the continued development of our financial and management controls, including the integration of information systems and structure, the integration of product offerings and customer base, the retention of current personnel and the training of new personnel, all of which could disrupt the timeliness of financial information, place a strain on our management resources and require significant expenditure. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses could have a material adverse effect on our business, results of operations and financial condition. While we have budgeted anticipated integration costs, there can be no assurance that additional costs will not be incurred.

While we have identified potential cost and capital expenditure savings which we believe to be achievable as a result of the Fibernet and Impsat acquisitions, and we believe that the underlying assumptions upon which we have based our estimates are reasonable, the timing of and degree to which we are able to realize such savings, which remain subject to numerous significant risks and uncertainties, could nonetheless vary significantly. There can be no assurance that such potential savings, or other possible benefits such as revenue synergies will be realized in the near future, if at all. Significant costs may be incurred to realize these benefits. Our failure to realize anticipated benefits could have a material adverse effect on our business, results of operations and financial condition.

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

•	unexpected changes in regulatory environments and trade barriers;

•	exposure to new or different accounting, legal, tax and regulatory standards;

•	burdensome tax, customs, duties or regulatory assessments based on new or differing interpretations of law or regulations; and

•	difficulties in staffing and managing operations consistently through our several operating areas.

In addition, managing operations in multiple jurisdictions, which will increase after the Impsat transaction closes, may place further strain on our ability to manage growth.

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), and our failure to comply with the laws and regulations thereunder could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Although we make every effort to comply with the FCPA and to ensure that our employees comply with the FCPA, we cannot assure you that such precautions will protect us against liability under the FCPA by our agents, employees and intermediaries for whom we may have exposure under the FCPA with respect to our business or any businesses we may acquire. If we are not in compliance with such laws and regulations, we may be subject to criminal and civil penalties, which may cause harm to our reputation and to our brand names and could have an adverse effect on our business, financial condition and results of operations.

Many of our customers deal predominantly in foreign currencies, so we may be exposed to exchange rate risks and our net loss may suffer due to currency translations.

Many of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our net loss may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and we do not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenues are denominated in those currencies.

Certain Latin American economies have experienced shortages in foreign currency reserves and have adopted restrictions on the ability to expatriate local earnings and convert local currencies into U.S. dollars. Any such shortages or restrictions may limit or impede our ability to transfer or to convert such currencies into U.S. dollars and to expatriate such funds for the purpose of making timely payments of interest and principal on our indebtedness. These restrictions will have a significantly greater impact on us and on our ability to service the debt under the Impsat Notes once the acquisition is completed. In addition, currency devaluations in one country may have adverse effects in another country. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to make payments abroad. While these restrictions have been substantially eased, Argentina may tighten exchange controls or transfer restrictions in the future to prevent capital flight, counter a significant depreciation of the peso or address other unforeseen circumstances. In addition, in Venezuela, the conversion of bolivares into U.S. dollars at the official exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance is generally limited to the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt or to pay dividends is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency.

Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.

Many of GCUK’s government contracts contain broad change of control provisions that permit the customer to terminate the contract if GCUK undergoes a change of control. A termination in many instances gives rise to other rights of the government customer, including, in some cases, the right to purchase some of GCUK’s assets used in servicing those contracts. Some change of control provisions may be triggered when any lender (other than a bank lender in the normal course of business) or a noteholder or group of noteholders would have the right to control GCUK or the majority of GCUK’s assets upon any event, including upon bankruptcy. If GCUK’s noteholders have the right to control GCUK or the majority of GCUK’s assets upon such event, it could be deemed to be a change of control of GCUK. In addition, if ST Telemedia’s ownership interest in Global Crossing falls below certain levels, it could be deemed to be an indirect change of control of GCUK. This could include a situation in which (assuming the sale or transfer of its equity interests or their dilution) ST Telemedia sells or transfers all or a portion of the Mandatory Convertible Notes. In addition, most of GCUK’s government contracts do not include significant minimum usage guarantees. Thus, the applicable customers could simply choose not to use GCUK’s services and move to another telecommunications provider. If any of GCUK’s significant government contracts were terminated as a result of a change of control or otherwise, or if the applicable customers were to significantly reduce the services that they purchase under these contracts, we could experience a material and adverse effect on our business, operations and financial condition.

Risks Related to Competition and Our Industry

The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

We expect overall price erosion in our industry to continue at varying rates based on our service portfolio and reflective of marketplace demand and competition relative to existing capabilities and availability. Accordingly, our historical revenues are not indicative of future revenues based on comparable traffic volumes. If the prices for our services decrease for whatever reason and we are unable to increase volumes through additional services or otherwise, our operating results would be adversely affected. Similarly, future price decreases could be greater than we are anticipating.

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

We face competition in each of our markets from the incumbent carrier in that market and from more recent market entrants. This competition places downward pressure on prices for local and long distance telephone service and data services, which can adversely affect our operating results. In addition, we could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users or municipalities. If we are not able to compete effectively with these industry participants, our operating results would be adversely affected.

In the U.K., OFCOM is encouraging new operators to build their own infrastructures to compete with BT. At the same time, BT is constructing a new, IP based network which it refers to as a “21st Century” network. At present, it is not clear how operators will connect with this network. There are currently no proposals as to how and at what level BT will charge for access to the network. Regulation has historically provided for the expansion of competition in the marketplace and the subsequent lowering of tariffs charged across the industry. However, there is no way to know what regulatory actions OFCOM and other governmental and regulatory agencies may take in the future. Individually and collectively, these matters could have negative effects on our U.K. business, which could materially and adversely affect our consolidated business, operations and financial condition.

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

In the U.S., our intrastate, interstate, and international telecommunications systems and services are subject to regulation at the federal, state, and local levels. We also have facilities and provide services in numerous countries in Europe, Latin America, and the Asia/Pacific region. Our operations in those countries are subject to regulation at the regional level (e.g., European Union), the national level and, in some cases, at the state, provincial, and local levels. These regulatory requirements subject us to the following risks:

•

Our interstate and international operations in the U.S. are governed by the Communications Act of 1934, as amended by the 1996 Act. There are several ongoing proceedings at the FCC and in the federal courts regarding the implementation of various aspects of the 1996 Act. We expect that there will be attempts to modify, limit or eliminate the basic framework for competition in the local exchange services market established by the 1996 Act through a combination of federal legislation, new rulemaking proceedings by the FCC and challenges to existing and proposed regulations by the RBOCs. The outcomes of these proceedings may affect the manner in which we are permitted to provide our services in the U.S. and may have a material adverse effect on our business, results of operations and financial condition.

•

The FCC has to date treated Internet service providers as providers of information services as defined in the 1996 Act. Information service providers are currently exempt from federal and state regulations governing common carriers, arguably including the obligation to pay access charges and contribute to the FUSF. The FCC is currently examining the broader issue of intercarrier compensation. If the FCC were to determine that service related to Internet service providers is subject to FCC regulation, it could significantly increase our cost structure and have a material adverse effect on our business, results of operations and financial condition.

•

The intrastate activities of our local telephone service companies are regulated by the states in which they do business. A number of states in which we operate are conducting proceedings related to the provision of services in a competitive telecommunications environment. These proceedings may affect the manner in which we are permitted to provide our services in one or more states and may have a material adverse effect on our business, results of operations and financial condition.

•

Our operations outside the U.S. are governed by the laws of the countries in which we operate. The regulation of telecommunications networks and services outside the U.S. varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other forums are available to address these inadequacies or disputes. Our inability or failure to comply with the telecommunications laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries and may have a material adverse effect on our business, results of operations and financial condition.

•

In the ordinary course of constructing our networks and providing our services we are required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we operate, as well as rights-of-way from utilities, railroads, incumbent carriers and other persons. We also must comply with a variety of regulatory obligations. Our failure to obtain or maintain necessary licenses, authorizations and rights-of-way, or to comply with the obligations imposed upon license holders in one or more countries, may result in sanctions or additional costs, including the revocation of authority to provide services in one or more countries.

•	The regulatory requirements to which we are subject could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

Significant terrorist attacks against the U.S., the U.K. or other countries in which we operate are possible. It is possible that our physical facilities or network control systems could be the target of such attacks, or that such attacks could impact other telecommunications companies or infrastructure or the Internet in a manner that disrupts our operations. Terrorist attacks (or threats of attack) also could lead to volatility or illiquidity in world financial markets and could cause consumer confidence and spending to decrease or otherwise adversely affect the economy. These events could adversely affect our business and our ability to obtain financing on favorable terms. In addition, it is becoming increasingly expensive to obtain adequate insurance for losses incurred as a result of terrorist attacks, in some cases, such insurance may not be available. Uninsured losses as a result of terrorist attacks could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Common Stock

Risks Related to Our Common Stock

We have a very substantial overhang of common stock and a majority shareholder that owns a substantial portion of common stock and securities convertible into our common stock. Future sales of our common stock could cause substantial dilution and future acquisitions by our majority shareholder will decrease the liquidity of our common stock, each of which may negatively affect the market price of our shares and impact our ability to raise capital.

As March 1, 2007, there were 36,692,804 shares of our common stock outstanding. There were also:

•	3,135,438 shares of common stock reserved for issuance upon the exercise of outstanding stock options and vesting of unvested restricted stock units;

•	16,200,089 shares of common stock reserved for issuance upon the conversion of the Mandatory Convertible Notes in December 2008, including accrued interest;

•	18,000,000 shares of common stock reserved for issuance upon the conversion of our outstanding convertible preferred stock; and

•	6,255,440 shares of common stock reserved for issuance upon conversion of our 5% Convertible Notes.

As of March 1, 2007, STT Crossing, a wholly-owned subsidiary of ST Telemedia, beneficially owned 57% of our common stock on a fully diluted basis (after giving effect to the conversion of the Mandatory Convertible Notes GCL Preferred Stock and 5% Convertible Notes and to the exercise and vesting of all outstanding awards under our stock incentive plan). Although the shares beneficially owned by STT Crossing are not freely transferable under the Securities Act, ST Telemedia has the contractual right to require us to register sales of such restricted stock at any time.

We cannot predict the effect, if any, that future sales of shares of our common stock into the market, the availability of shares of common stock for future sale, or any acquisition of common shares by ST Telemedia and its affiliates will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or conversion of any of the Note Issuances or the preferred stock), the purchase of a substantial amount of common shares by our affiliates, or the perception that such sales or acquisitions could occur, may materially and adversely affect prevailing market prices for our common stock and impact our ability to raise capital.

The market prices of our common stock may fluctuate.

The market prices of our common stock may fluctuate significantly for a number of reasons which include:

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	revocation of our licenses to conduct business (or unduly burdensome changes in regulatory fees) or nationalization or appropriation of our assets; and

•	sales of common stock by our controlling shareholder or directors and executive officers.

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry.

Federal law generally prohibits more than 25% of our capital stock to be owned by foreign persons.

Ownership of our common stock is governed in part by the Communications Act of 1934, as amended. Other than ownership by ST Telemedia and its affiliates, which cannot exceed 61.5% without prior FCC approval, foreign ownership of our capital stock (i.e., total equity interests held by non-U.S. persons) generally cannot exceed 25% without the prior FCC approval. Although we monitor foreign ownership in our capital stock, we cannot necessarily detect or control it and could be subject to governmental penalties if trading in our capital stock resulted in foreign ownership in excess of 25% without prior FCC approval.

ST Telemedia is our majority stockholder.

A subsidiary of ST Telemedia owns over 56% of GCL’s outstanding equity securities. As a result, ST Telemedia has the power to elect the majority of GCL’s directors. Under applicable law and GCL’s articles of association and bye-laws and the certificate of designations for GCL’s preferred stock, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers, certain acquisitions and dispositions, issuances of additional equity securities (with certain enumerated exceptions), incurrences of indebtedness above specified amounts, the making of capital expenditures in excess of specified amounts, and amendments to our articles of association and bye-laws. GCL’s bye-laws include significant additional corporate governance rights of ST Telemedia. These rights effectively dilute the rights of other shareholders. In addition, a subsidiary of ST Telemedia holds the Convertible Notes and enjoys significant rights as a creditor under the indenture for the Convertible Notes. Moreover, the Convertible Notes are by their terms convertible at any time into common shares of GCL (16.2 million shares assuming conversion after four years), thereby increasing ST Telemedia’s ownership percentage in us.

A sale by ST Telemedia of a significant portion of its shareholdings in us could trigger contractual provisions tied to a change in control of the Company. For example, a change in control could result in the termination of significant contracts with U.K. government customers, the requirement that we offer to purchase the Mandatory Convertible Notes and the GCUK Notes at a price equal to 101% of their outstanding principal amount plus accrued and unpaid interest and the 5% Convertible Notes at a price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, and the acceleration of the vesting of stock options and other incentive compensation awards granted to our officers, directors and employees.

Economic and political conditions in Latin America pose numerous risks to our operations.

Upon our completion of our acquisition of Impsat, our business operations will be significantly more dependent on the Latin American region. As events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America, including Argentina, Brazil, Colombia and Venezuela. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on local currencies are likely to have an adverse effect on our customers. Volatility in regional currencies and capital markets could also have an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing, refinancing and repatriation of earnings.

In addition, any changes to the political and economic conditions in Venezuela could materially and adversely impact our future business, operations, financial condition and results of operations. In January 2007, the Venezuelan National Assembly issued an Enabling Law allowing President Hugo Chavez to carry out the nationalization of certain businesses in the electricity and energy sectors, as well as Venezuela’s largest telecommunications company, Compañía Anónima Nacional Teléfonos de Venezuela (“CANTV”). A statement from the Venezuelan minister of telecommunications and current director of the Comisión Nacional de Telecomunicaciones, the country’s telecommunications regulatory authority, has indicated that the nationalization of CANTV does not imply the nationalization of the telecommunications sector as a whole. However, there can be no assurance that such nationalization plans will not also extend to other businesses in the telecommunications sector, including our business. The government has also announced plans to modify the nation’s constitution and telecommunications law, and we cannot predict the impact of such amendments to our business.

Other Risks

We are exposed to contingent liabilities, including those related to Fibernet and Impsat, that could result in material losses that we have not reserved against.

Included in “Legal Proceedings” in Item 3 and Note 22, “Commitments, Contingencies and Other” to our consolidated financial statements included in this annual report on Form 10-K, are descriptions of certain important contingent liabilities, including liabilities relating to tax matters. If one or more of these contingent liabilities were to be resolved in a manner adverse to us, we could suffer losses that are material to our business, results of operations and financial condition. We have not established reserves for many of these contingent liabilities. Moreover, as described in “Legal Proceedings” and in Note 22 to the consolidated financial statements, certain of these contingent liabilities could have a material adverse effect on our business, results of operations and financial condition in addition to the effect of any potential monetary judgment or sanction against us. Additionally, Financial Accounting Standards Board Interpretation Number 48 will require us to analyze tax accruals on a new basis commencing in 2007. This new basis could result in increases in such accruals. See Note 2, “Basis of Presentation and Significant Accounting Policies” to the consolidated financial statements included in this annual report on Form 10-K.

Assets and entities that we have acquired from Fibernet and will acquire upon the consummation of the Impsat transaction may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse. In general, the representations and warranties provided by Fibernet and Impsat under their respective purchase agreements do not survive the closing of the transactions. As a result, we will not be able to recover any amounts with respect to losses due to breaches by either Fibernet or Impsat of their representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with the acquisitions may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may adversely affect our revenues, expenses, operating results and financial condition.

Our real estate restructuring reserve represents a material liability the calculation of which involves significant estimation.

As of December 31, 2006, our real estate restructuring reserve aggregated $372 million of continuing building lease obligations and estimated decommissioning costs and broker commissions, offset by anticipated receipts of $122 million from existing subleases and $164 million from subleases projected to be entered into in the future. Although we believe these estimates to be reasonable, actual sublease receipts could turn out to be materially different than we have estimated.

In their 2005 audit, Impsat’s independent registered public accounting firm issued a “going concern” opinion expressing doubt as to Impsat’s continuing financial viability.

As a result of Impsat’s liquidity position, amount of debt obligations and operating results, Impsat’s independent registered public accounting firm, Deloitte & Touche LLP, issued a “going concern” opinion in connection with their audit of Impsat’s consolidated financial statements for the year ended December 31, 2005. This opinion expressed substantial doubt as to Impsat’s ability to continue as a going concern.

Based on our business plan, we believe that the restructuring of Impsat’s indebtedness (including the deferral of maturities) and infusion of funding in connection with our acquisition of Impsat will provide it with the liquidity needed to satisfy its debt service obligations, and to achieve longer term growth and operational goals. However, there can be no assurance in this regard and a failure by Impsat to realize these expectations could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease our principal executive offices in Hamilton, Bermuda. We also lease corporate office space in Basingstoke, England; Billings, Montana; Buenos Aires, Argentina; Crewe, England; Dublin, Ireland; Florham Park, New Jersey; Hong Kong, China; London, England; Mexico City, Mexico; Miami, Florida; Montreal, Canada; Naarden, The Netherlands; New York, New York; Phoenix, Arizona; Rio de Janeiro, Brazil; Rochester, New York; Southfield, Michigan; and Westminster, Colorado. Substantially all of such offices house personnel involved in the management of each of our principal operating segments. We also lease less significant sales, administrative and other support offices worldwide.

We currently own or lease numerous cable landing stations and telehouses throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber-optic backbone and distribution network facilities, our point-to-point distribution capacity, our switching equipment and connecting lines between other carriers’ equipment and facilities and the equipment and facilities of customers in each of our principal operating segments. For additional information on our technical sites, see above in Item 1, “Business—Our Network”.

Our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

Under the GC Debtors’ plan of reorganization, which became effective on December 9, 2003, essentially all claims against the GC Debtors that arose prior to the commencement of the chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against the Company at that time, were included in that discharge. However, certain claims pending at that time could affect the Successor. The following is a description of those claims and other material legal proceedings in respect of claims alleged to have arisen after the commencement of the chapter 11 cases that were pending during or after the fourth quarter of 2006.

AT&T Inc. (formally SBC Communications Inc.) Claim

AT&T has asserted that the Company is engaging in the misrouting of traffic through third-party intermediaries for the purpose of avoiding access charges payable to AT&T’s LEC affiliates. AT&T asserted that the Company owed it $19 million through July 15, 2004. The Company responded to AT&T denying the claim in its entirety.

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

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 million for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a first amended complaint on February 4, 2005. The first amended complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the first amended complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the FCC and the FCC has sought comments on the issues referred by the Court. The Company filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization (the “Plan of Reorganization”) of the GC Debtors”) which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, AT&T moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. The Company filed its response to the motion on March 6, 2006, requesting that the Court deny the motion. On May 31, 2006, the Court entered an order denying plaintiffs’ motion for reconsideration without prejudice.

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

The Company and the lead plaintiffs signed an agreement in 2005 to settle the litigation that obligated the Company to pay $15 million into a settlement fund with proceeds from one of the Company’s directors and officers’ liability insurance policies. On April 17, 2006, the Court signed an order granting preliminary approval of the settlement and preliminarily certified a class for purposes of settlement. The Court also provided that notice of the settlement should be given to the class, and scheduled a hearing for final approval of the settlement on September 22, 2006.

In an order and judgment dated September 22, 2006, the Court approved the settlement and dismissed the litigation. The time to file an appeal expired on October 25, 2006.

Claim by the U.S. Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the U.S. Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by PCL violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration (“NOAA”). The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. On November 7, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the Bankruptcy Court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $14 million. Negotiations with PCL to resolve the remaining issues are ongoing but no final resolution has been reached. An identical claim that had been filed in the bankruptcy proceedings of PCL was settled in principle in September 2005 and was subsequently approved by the court as part of the PCL plan of reorganization confirmed in an order dated November 10, 2005. The Company has commenced preliminary discussions with NOAA as to the impact that settlement has on the claim against the Company.

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

On July 20, 2006, two private companies served on the Company proceedings issued in the High Court of Justice against the Company and nine other defendants claiming violations identical to those investigated by the OFT. The same private companies subsequently initiated an appeal to the Competition Appeals Tribunal (“CAT”) in respect of the termination of the OFT investigation. The Company does not believe the private claims or the appeal to the CAT are meritorious and will be defending those claims vigorously insofar as they relate to the Company.

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

Customs Tax Audit

A tax authority in South America has concluded an audit of the Company’s books and records for the years ended December 31, 2001 and 2000 and has made certain findings adverse to the Company including the following: failure to disclose discounts on certain goods imported into the country, failure to include the value of software installed on certain computer equipment, and clerical errors in filed import documents. The Company has been assessed final claim amounts in excess of $6 million. The Company is now engaged in litigation with the tax authority to resolve the issues raised in the assessments.

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

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber-optic cable, which was constructed, owned and operated by PCL. PCL asserts that the Company and Asia Global Crossing, another former subsidiary of the Company, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by the Company and Asia Global Crossing Limited on behalf of PCL. To the extent that PCL asserted that the foregoing claims were prepetition claims, PCL has now settled and released such claims against the Company.

During the pendency of the Company’s Chapter 11 proceedings, on January 14, 2003, PCL filed an administrative expense claim in the GC Debtors’ bankruptcy court for approximately $8 million in post-petition services plus unliquidated amounts arising from the Company’s alleged breaches of fiduciary duty and misallocation of PCL’s revenues. The Company objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of approximately $79 million claiming the Company failed to pay revenue for services and maintenance charges relating to PC-1 capacity and failed to pay PCL for use of the related cable stations and seeking to recover a portion of the monies received by the Company under a settlement agreement entered into with Microsoft Corporation and an arbitration award against Softbank. The Company filed an objection to the amended claim seeking to dismiss, expunge and/or reclassify the claim and PCL responded to the objection by filing a motion for partial summary judgment claiming approximately $22 million for the capacity, operations and maintenance charges and co-location charges and up to approximately $78 million for the Microsoft and Softbank proceeds. PCL’s claim for co-location charges (which comprised approximately $2 million of the total claim) has now settled.

Subsequently on June 5, 2006, the parties agreed to hold the Company’s motion to dismiss in abatement and PCL agreed not to proceed with its partial summary judgment motion and to file a new summary judgment motion. On June 5, 2006 PCL filed a new motion for partial summary judgment claiming not less than $2 million for revenues for short term leases on PC-1, not less than $6 million in respect of operation and maintenance fees paid to the Company by its customers for capacity on PC-1 and an unspecified amount to be determined at trial in respect of the Microsoft/ Softbank Claim. The Company filed a response to that motion on June 26, 2006, together with a cross motion for partial summary judgment disallowing certain of PCL’s administrative claims. On August 28, 2006, PCL replied to the Company’s response to PCL’s new motion for partial summary judgment and responded to the Company’s cross motion for partial summary judgment. On November 20, 2006, the Company filed its reply to PCL’s response to the Company’s cross-motion for partial summary judgment.

The parties have now agreed to mediate their competing administrative claims (including the Company’s claim filed against PCL in its separate bankruptcy case). If this agreement is approved by the court, the current proceedings will be stayed until completion of the mediation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

The table below sets forth, on a per share basis for the periods indicated the intra-day high and low sales prices for GCL’s common shares as reported by the Nasdaq Global Market for each quarter of 2005 and 2006.

	High	Low
First Quarter 2005	$25.41	$14.27
Second Quarter 2005	$17.31	$11.17
Third Quarter 2005	$21.00	$14.20
Fourth Quarter 2005	$18.00	$12.60

First Quarter 2006	$28.15	$15.00
Second Quarter 2006	$28.32	$16.85
Third Quarter 2006	$22.34	$14.11
Fourth Quarter 2006	$27.22	$19.64

There were 113 shareholders of record of GCL’s common stock on March 1, 2007.

Dividends

GCL has not declared or paid dividends on its common stock, and we do not expect it to do so for the foreseeable future. The payment of future dividends, if any, will be at the discretion of GCL’s board of directors and will depend upon, among other things, our liquidity, operations, capital requirements and surplus, general financial condition, contractual restrictions (including the preferential cumulative dividend rights of the holders of GCL’s preferred shares), restrictions under Bermuda law, and such other factors as our board of directors may deem relevant. In addition, covenants in our financing agreements significantly restrict GCL’s ability to pay cash dividends on its capital stock and also restrict the ability of GCL’s subsidiaries to transfer funds to GCL in the form of cash dividends, loans or advances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” for a discussion of such restrictions.

Description of Global Crossing Equity Securities

GCL is authorized to issue 85,000,000 common shares and 45,000,000 preferred shares. Pursuant to the GC Debtors’ plan of reorganization, on December 9, 2003, GCL issued 15,400,000 common shares to our pre-petition creditors and 6,600,000 common shares and 18,000,000 preferred shares to a subsidiary of ST Telemedia. 18,000,000 common shares were reserved for the conversion of ST Telemedia’s preferred shares. In addition, the Mandatory Convertible Notes are by their terms convertible at any time into common shares of GCL (16.2 million shares assuming conversion after four years). On May 30, 2006, GCL issued an additional 12 million shares and $144 million aggregate principal amount of 5% Convertible Notes in a public offering. The 5% Convertible Notes are convertible in to 43.5161 common shares per $1,000 principal of notes (subject to adjustment) at any time at the election of the holders of such notes. Finally, through March 1, 2007, 7,584,174 common shares have been issued under the 2003 Global Crossing Limited Stock Incentive Plan (the “2003 Stock Incentive Plan”), which is filed as an exhibit to this annual report on Form 10-K. As of March 1, 2007, stock options and restricted stock units covering 3,135,438 common shares remained outstanding under the 2003 Stock Incentive Plan, and an additional 2,478,721 common shares are reserved for future awards to be granted under the plan.

The following is a brief description of GCL’s common and preferred shares.

Global Crossing Common Stock

Each common share of GCL (“GCL Common Stock”) has a par value of $.01 and entitles the holder thereof to one vote on all matters to be approved by stockholders. The amended and restated bye-laws of GCL contain certain special protections for minority shareholders, including certain obligations of ST Telemedia and other third parties to offer to purchase shares of GCL Common Stock under certain circumstances. Further, ST Telemedia has the right to designate up to eight (8) directors to our Board based upon their current percentage ownership. The amended and restated bye-laws of GCL are filed as an exhibit to this annual report on Form 10-K.

Global Crossing Preferred Stock

The 18,000,000 shares of GCL Preferred Stock issued to a subsidiary of ST Telemedia on December 9, 2003 pursuant to the GC Debtors’ plan of reorganization accumulate dividends at the rate of 2% per annum. Those dividends will be payable in cash after GCL and its subsidiaries achieve specified financial targets. The GCL Preferred Stock has a par value of $0.10 per share and a liquidation preference of $10 per share (for an aggregate liquidation preference of $180 million). The GCL Preferred Stock ranks senior to all other capital stock of GCL, provided that any distribution to shareholders following a disposition of all or any portion of the assets of GCL will be shared pro rata by the holders of GCL Common Stock and GCL Preferred Stock on an as-converted basis. Each share of GCL Preferred Stock is convertible into one share of GCL Common Stock at the option of the holder.

The GCL Preferred Stock votes on an as-converted basis with the GCL Common Stock, but has class voting rights with respect to any amendments to the terms of the GCL Preferred Stock. As long as ST Telemedia beneficially owns a certain minimum percentage of the outstanding GCL Common Stock (calculated after giving effect to the conversion of the GCL Preferred Stock), the certificate of designations for the GCL Preferred Stock requires its approval for certain major corporate actions of GCL and/or its subsidiaries. Those corporate actions include (i) the appointment or replacement of the chief executive officer, (ii) material acquisitions or dispositions, (iii) mergers, consolidations or reorganizations, (iv) issuance of additional equity securities (other than enumerated exceptions), (v) incurrence of indebtedness above specified amounts, (vi) capital expenditures in excess of specified amounts, (vii) the commencement of bankruptcy or other insolvency proceedings, and (viii) certain affiliate transactions. The certificate of designations for the GCL Preferred Stock is filed as an exhibit to this annual report on Form 10-K.

Equity Compensation Plan Information

Table of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights[1]	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,991,675	$11.88	1,697,542
Equity compensation plans not approved by security holders	—	—	—

Total	3,991,675	$11.88	1,697,542

[1]

The weighted-average exercise price does not take into account the shares issuable upon vesting of 1,126,478 outstanding restricted stock unit awards and 1,239,467 performance share awards, which have no exercise price.

ITEM 6.	SELECTED FINANCIAL DATA

The table below presents selected consolidated financial data of the Company as of and for the five years ended December 31, 2006. The historical financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 have been derived from the historical consolidated financial statements presented elsewhere in this annual report on Form 10-K and should be read in conjunction with such consolidated financial statements and accompanying notes.

The consolidated financial statements of Predecessor for the period from January 1 to December 9, 2003 and the year ended December 31, 2002 were prepared while the Company was still involved in chapter 11 proceedings and, accordingly, were prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). As a result, the selected historical financial data for such periods does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if Predecessor were deemed not to have been continuing as a going concern.

Upon emergence from bankruptcy on December 9, 2003 (the “Effective Date”), we adopted fresh start accounting and reporting, which resulted in material adjustments to the historical carrying amounts of our assets and liabilities. Our consolidated balance sheet as of the Effective Date, which reflects the debt and equity restructuring, reorganization adjustments and the adoption of fresh start reporting adjustments is disclosed in our annual report on Form 10-K for the year ended December 31, 2004. As a result, the historical financial data of Predecessor may not be entirely comparable to the historical financial data of Successor and may be of limited value in evaluating our financial and operating prospects in the future.

	Successor				Predecessor
	Year Ended			December 10 to December 31, 2003	January 1 to December 9, 2003	Year Ended December 31, 2002
	December 31, 2006	December 31, 2005	December 31, 2004
	(in millions, except share and per share information)
Statements of Operations data:
Revenue	$1,871	$1,968	$2,487	$164	$2,599	$2,903
Cost of revenue	(1,578)	(1,676)	(2,200)	(142)	(2,307)	(2,703)
Selling, general and administrative expenses	(342)	(412)	(416)	(32)	(367)	(526)
Depreciation and amortization	(163)	(142)	(164)	(8)	(138)	(132)
Operating loss	(212)	(262)	(293)	(18)	(213)	(458)
Interest expense	(106)	(99)	(45)	(3)	(13)	(62)
Reorganization items, net (including net gain on preconfirmation contingencies)	32	36	29	—	(124)	(92)
Gain on settlement of liabilities subject to compromise and recapitalization	—	—	—	—	23,076	—
Gain from fresh start adjustments	—	—	—	—	1,109	—
Benefit (provision) for income taxes	(67)	(63)	(56)	(1)	(5)	103
Income (loss) from continuing operations	(324)	(363)	(311)	(19)	23,887	(319)
Income (loss) from discontinued operations, net	—	9	(25)	8	852	973
Income (loss) applicable to common shareholders	(327)	(358)	(340)	(11)	24,739	635
Income (loss) per common share, basic:
Income (loss) from continuing operations applicable to common shareholders, basic	$(10.50)	$(16.34)	$(14.31)	$(0.86)	$26.26	$(0.37)

Income (loss) applicable to common shareholders, basic	$(10.50)	$(15.94)	$(15.45)	$(0.50)	$27.20	$0.70

Shares used in computing basic income (loss) per share	31,153,152	22,466,180	22,002,858	22,000,000	909,413,046	903,217,277

Income (loss) per common share, diluted:
Income (loss) from continuing operations applicable to common shareholders, diluted	$(10.50)	$(16.34)	$(14.31)	$(0.86)	$25.08	$(0.37)

Income (loss) applicable to common shareholders, diluted	$(10.50)	$(15.94)	$(15.45)	$(0.50)	$25.97	$0.70

Shares used in computing diluted income (loss) per share	31,153,152	22,466,180	22,002,858	22,000,000	952,459,514	903,217,277

	Successor			Predecessor
	December 31,
	2006	2005	2004	2003	2002
	(in millions)
Balance Sheet data
Cash and cash equivalents	$459	$224	$365	$216	$367
Working capital	(99)	(252)	(57)	(148)	316
Property and equipment, net	1,132	963	1,065	1,133	964
Goodwill and intangibles, net	26	—	14	110	—
Total assets	2,044	1,590	1,928	2,248	2,635
Short-term debt	6	—	—	—	—
Long-term debt (including current portion)	942	649	652	200	—
Capital leases (including current portion)	138	76	102	96	101
Liabilities subject to compromise[1]	—	—	—	—	8,662
Cumulative convertible preferred stock	—	—	—	—	1,918
Total shareholders’ equity (deficit)	(195)	(173)	51	393	(10,935)

	Successor				Predecessor
	Year Ended December 31,			December 10 to December 31,	January 1 to December 9,	Year Ended December 31,
Cash flow data:	2006	2005	2004	2003	2003	2002
	(in millions)
Net cash provided by (used in) operating activities	$(63)	$(122)	$(185)	$(73)	$(351)	$39
Net cash used in investing activities	(157)	(4)	(64)	(5)	(148)	(245)
Net cash provided by (used in) financing activities	455	(15)	411	(2)	436	4

[1]	The mandatorily redeemable preferred stock and long-term debt in default were reclassified into liabilities subject to compromise at December 31, 2002.

In reading the above selected historical financial data, please note the following:

•

On October 11, 2006, we announced we had received 91% acceptance of our offer to purchase the then issued and outstanding share capital of Fibernet Group Plc (“Fibernet”), thereby making the offer unconditional and taking control of Fibernet. The total purchase price including direct costs of the acquisition was approximately 52 million pounds sterling (approximately $97 million). Fibernet is a provider of specialist telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. Fibernet’s results of operations have been included in our results since October 11, 2006, the date we took control of their operations.

•

During 2006, we raised significant capital (both debt and equity). On May 30, 2006, we made concurrent public offerings of 12,000,000 shares of common stock and $144 million aggregate principal amount of 5% Convertible Senior Notes due 2011 (the “5% Convertible Notes”) for total gross proceeds of $384 million. On December 28, 2006, we issued an additional 52 million pounds sterling aggregate principal amount of 11.75% pound sterling Senior Secured Notes due 2014. The additional notes were issued at a premium of approximately 5 million pounds sterling which resulted in us receiving gross proceeds, before underwriting fees, of approximately $111 million. The notes are additional notes issued under the original GCUK Senior Secured Notes bond indenture dated December 23, 2004.

•

We implemented “fresh start” accounting in accordance with SOP 90-7, upon emergence from bankruptcy on December 9, 2003. Fresh start accounting required us to allocate the reorganization value to our assets and liabilities based upon their estimated fair values. Adopting fresh start accounting has resulted in material adjustments to the historical carrying amount of our assets and liabilities. We engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of our property and equipment and intangible assets. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. Adopting fresh start accounting rules resulted in recording a $23.934 billion gain on settlement of liabilities subject to compromise and recapitalization ($858 million related to Global Marine is included in discontinued operations) as well as a $1.1 billion gain relating to other fresh start adjustments (a $9 million loss from fresh start adjustments related to Global Marine is included in discontinued operations).

•

The consolidated statement of operations data for all periods presented through the date of sale/abandonment reflects the results of Asia Global Crossing (including PCL and the Asian operations of IXnet), Global Marine and SBSS as discontinued operations. Asia Global Crossing, a 58.9% owned subsidiary, was abandoned on November 17, 2003 upon its filing for bankruptcy and our effective loss of control with no corresponding proceeds or outflow, representing a gain of $1.184 billion. In 2004 Global Marine was sold for consideration of $1 million, resulting in no gain on the sale. In 2005 we completed the transfer of our interest in SBSS for consideration of $14 million, resulting in a gain of $8 million on the sale.

•	Restructuring efforts, excluding those related to acquired businesses which are included as liabilities assumed in our purchase price, from August 2001 through December 31, 2006 resulted in more than

5,700 employee terminations and the closing of 257 sites. Restructuring charges (credits) of $(4) million, $18 million, $15 million, $41 million and $90 million are reflected in the results from operations above in 2006, 2005, 2004, 2003 and 2002, respectively. The 2006, 2005 and 2004 charges are included in selling, general and administrative expenses. The 2003 and 2002 charges are recorded as reorganization items as required under SOP 90-7. See further discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•

All outstanding common and preferred stock of Old GCL was canceled upon our emergence from bankruptcy. In addition, all outstanding indebtedness of the GC Debtors, including debt under our $2.25 billion senior secured corporate credit facility was canceled. Our wholly-owned subsidiary, GCNAH, issued $200 million principal amount of 11% senior secured notes (the “Exit Notes”) to ST Telemedia upon emergence from bankruptcy, which notes were subsequently transferred to a subsidiary of ST Telemedia. The Exit Notes were refinanced on December 23, 2004. See further discussion in Note 12, “Debt,” to the accompanying consolidated financial statements.

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

Executive Summary

Overview

We provide telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services. The principal services we offer to our customers include data, voice and conferencing services. We offer these services using a global IP-based network that directly connects more than 300 major cities in 29 countries and delivers services to more than 600 cities in 60 countries around the world. The vast majority of our revenues are generated based on recurring services. We organize our operations into three reportable operating segments: enterprise, carrier data and indirect channels (also referred to as “Invest and Grow” in our press releases pertaining to financial results), carrier voice, and consumer voice, Small Business Group and Trader Voice. In light of our sales of our Trader Voice and Small Business Group businesses, our “consumer voice, Small Business Group and Trader Voice” segment now comprises only our consumer voice business. See below in this Item 7 and Note 24, “Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K for further information regarding our operating segments.

Industry

The competitive landscape in the telecommunications industry is changing rapidly, and we believe we are well positioned to take advantage of these changes. Large-scale mergers continue to take place in the North American, European and Latin American markets. As the number of available service providers diminishes with industry consolidation, we expect to experience greater demand from customers seeking network diversity and redundancy. Our existing customer base, capabilities and extensive network of suppliers globally position us as a viable global alternative provider.

Strategy

See Item 1, “Business—Business Strategy” for a discussion of our business strategy.

2006 Highlights

During 2006 our revenue for our enterprise, carrier data and indirect channel segment, which is the primary focus of our business strategy, increased $164 million or 15% to $1,249 million from $1,085 million during 2005 primarily as a result of obtaining new customers and existing customer growth in specific enterprise and carrier target markets. We also modestly increased revenue from indirect sales channels through establishing additional system integrator and application service provider relationships.

During 2006, we posted a net operating loss of $212 million and had net cash used in operating and investing activities of $220 million of which $79 million related to the acquisition of Fibernet, net of cash acquired. Cash flows used in operating activities decreased to $63 million during 2006 compared with $122 million during 2005. During the fourth quarter of 2006 we generated positive cash flow of $42 million, which includes $111 million of gross proceeds related to the issuance of senior secured notes, partially offset by $79 million of cash outflow related to the acquisition of Fibernet, net of cash acquired.

On October 11, 2006, we announced we had received 91% acceptance of our offer to purchase the then issued and outstanding share capital of Fibernet, thereby making the offer unconditional and taking control of Fibernet. The total purchase price including direct costs of the acquisition was approximately 52 million pounds sterling (approximately $97 million). Fibernet is a provider of specialized telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. As a result of the acquisition, we expect to expand our presence as a leading provider of telecommunications services in these markets.

On October 26, 2006 we announced that we have agreed to acquire the issued and to be issued share capital of Impsat Fiber Networks Inc. (“Impsat”) for approximately $95 million. We will assume, refinance and /or repay Impsat’s debt which was $241 million at September 30, 2006. Impsat’s cash balance was $19 million at September 30, 2006. We expect the transaction to close early in the second quarter of 2007. The transaction remains subject to the satisfaction or waiver of the conditions precedent set forth in the Merger Agreement, including the receipt of the remaining regulatory approval in Venezuela. Impsat is a Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition we expect to provide greater breadth of services and coverage to our Latin American operations and enhance our competitive position as a global service provider.

During 2006 we completed several financing initiatives to enhance our liquidity and facilitate the acquisition of assets or businesses that are complementary to our existing business. The financing initiatives included: (i) concurrent public offerings of common stock and 5% convertible notes for gross proceeds of $384 million; (ii) a working capital facility providing up to $55 million in loans and letters of credit (subject to various limits on availability); (iii) the issuance of 11.75% senior secured notes by GCUK for gross proceeds of approximately 57 million pounds sterling (approximately $111 million); and (iv) on February 14, 2007, the issuance of $225 million in aggregate principal amount of 9.875% senior notes due February 15, 2017 which will be used to finance a portion of the purchase price (including the repayment of debt that is not being repaid at closing). The net proceeds from the 9.875% senior notes were placed in an escrow account for the benefit of the note holders pending the consummation of the acquisition.

2007 Outlook

In 2007, we expect our consolidated revenue to increase compared with 2006. We expect our enterprise, carrier data and indirect channel segment revenue to grow significantly as a result of acquiring new customers, increased sales to our existing customer base and including in our results Fibernet’s operations for a full year. Additional revenue growth is expected if the Impsat acquisition is consummated in the second quarter of 2007. We also expect our wholesale voice segment revenue to decrease as we continue to focus our investments and resources in the enterprise, carrier data and indirect channel segment.

Adjusted gross margin dollars (defined as revenue less cost of access) are expected to increase significantly in 2007 compared with 2006. Management believes that this anticipated increase will result from the increase in enterprise, carrier data and indirect channel segment revenue discussed above and from reductions in our access charges through product mix improvements and initiatives to optimize our network.

In both the short term and the long term, we expect to generate positive cash flow from operations as a result of the significant adjusted gross margin improvements discussed above, additional prepayments received for IRU sales and lower restructuring payments. However, we expect our cash and cash equivalents to decline in the first half of 2007 due to a significant increase in capital expenditures and debt servicing requirements (primarily interest expense) relative to recent years. Our 2007 business plan has been structured to partially mitigate the effect on our cash flows of this increase in capital expenditures by financing a significant amount of our equipment purchases. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties and to obtaining the consent of ST Telemedia pursuant to the terms of the indenture for the Mandatory Convertible Notes.

Based on our business plan, we expect that our unrestricted cash on hand, together with cash flow from operations and anticipated equipment financings, will provide us with the necessary liquidity to fund our debt service requirements and investing activities until we start to generate positive cash flow beginning in the third quarter of 2007 and continuing over the long term. For the full year of 2007, we expect to generate negative cash flow, although to a significantly lesser degree than in 2006.

We expect to use approximately $170 million of cash on hand in connection with the anticipated closing of the Impsat acquisition in the second quarter of 2007. The acquisition is expected to help us realize scale in the Latin American region and to provide a modest improvement in consolidated cash flows in the short term with significant cash flow improvements over the long term. To the extent we engage in further acquisitions that require cash consideration, we will require additional financing facilities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on our knowledge of current events, our actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of our management, who continually evaluate the judgments, estimates and assumptions and may employ outside experts to assist in the evaluations.

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

Allowance for Doubtful Accounts

During each reporting period we must make estimates for potential losses resulting from the inability of our customers to make required payments. We analyze our reserve requirements using several factors, including the length of time the receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate, and current industry trends. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on accounts not subject to specific review utilizing the factors previously mentioned. We have historically experienced significant changes month to month in reserve level requirements. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and CLECs, the collectibility of receivables and creditworthiness of customers may become more difficult and unpredictable. Changes in the financial viability of significant customers, worsening of economic conditions and changes in our ability to meet service level requirements may require changes to our estimate of the recoverability of the receivables. In some cases receivables previously written off are recovered through litigation, negotiations, settlements and judgments and are recognized as a reduction in bad debt expense in the period realized. Appropriate adjustments are recorded to the period in which these changes become known. The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimation and assumption.

Cost of Access Accruals

Our cost of access primarily comprises usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities. Our policy is to record access expense as services are provided by vendors.

The recognition of cost of access expense during any reported period involves the use of significant management estimates and requires reliance on non-financial systems given that bills from access vendors are generally received significantly in arrears of service being provided. Switched voice traffic costs are accrued based on the minutes recorded by our switches, multiplied by the estimated rates for those minutes for that month. Leased line access costs are estimated based on the number of circuits and the average circuit cost, according to our leased line inventory system, adjusted for contracted rate changes. Upon final receipt of invoices, the estimated costs are adjusted to reflect actual expenses incurred. At December 31, 2006 and 2005, approximately $107 million and $134 million, respectively, were accrued related to our estimated switched voice and leased line access costs and other access related costs.

Disputes

We perform monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of bills, comparing billed rates with rates used by the cost of access expense estimation systems during the cost of access monthly close process, evaluating the trends of invoiced amounts by vendors, and reviewing the types of charges being assessed. If we conclude that we have been billed inaccurately, we will dispute the charge with the vendor and begin resolution procedures. We record a charge to the cost of access expense and a corresponding increase to the access accrual based on historical loss rates for the particular type of dispute. If we ultimately reach an agreement with an access vendor to settle a disputed amount which is different than the corresponding accrual, we recognize the difference in the period in which the settlement is finalized as an adjustment to cost of access expense.

Impairment of Goodwill and Other Long-Lived Assets

We assess the possible impairment of long-lived assets composed of property and equipment, goodwill, other intangibles and other assets held for a period longer than one year whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may be impaired. Goodwill and intangibles with indefinite lives are reviewed at least annually (beginning on the first anniversary of the acquisition date) for impairment whether or not events have occurred that may indicate impairment. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted net future cash flows expected to be generated by the asset. If these projected future cash flows are less than the carrying amount, impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured by the amount by which the carrying amounts of the assets exceed their fair value. Calculating the future net cash flows expected to be generated by assets to determine if impairment exists and to calculate the impairment involves significant assumptions, estimation and judgment. The estimation and judgment involves, but is not limited to, industry trends including pricing, estimating long term revenues, revenue growth, operating expenses, capital expenditures, and expected periods the assets will be utilized.

As a result of continued operating losses and negative cash flows during 2006, management performed a recoverability test of our long-lived assets as of December 31, 2006. The results of the test indicate that no impairment of our long-lived assets exists.

Taxes

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The impact of these revisions is recorded in income tax expense or benefit in the period in which they become known.

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

The assessment of a valuation allowance on deferred tax assets is based on the weight of available evidence that some portion or all of the deferred tax asset will not be realized. Deferred tax liabilities were first applied to the deferred tax assets reducing the need for a valuation allowance. Future utilization of the remaining net deferred tax asset would require the ability to forecast future earnings. Based on past performance resulting in net loss positions, sufficient evidence exists to require a valuation allowance on a significant portion of our net asset balance for all operations except GCUK. Certain of our U.K. deferred tax assets have been recognized due to positive evidence of the future realization of those assets.

Restructuring

We have engaged in restructuring activities, which require us to make significant judgments and estimates in determining restructuring charges, including, but not limited to, future severance costs and other employee separation costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and changes in such estimates, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations. The undiscounted “2003 and Prior Restructuring Plans” reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $372 million as of December 31, 2006), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2006, anticipated third party receipts were $286 million, representing $122 million from subleases already entered into and $164 million from subleases projected to be entered into in the future. We continue to review our anticipated costs and third party sublease payments on a quarterly basis and record adjustments for changes in these estimates in the period such changes become known. For further information related to our restructuring activities, see “Restructuring Activities” in this Item and Note 3, “Restructuring,” to the accompanying consolidated financial statements.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share Based Payment,” (“SFAS 123R”) using the modified prospective method. SFAS 123R requires all share-based awards granted to employees to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Prior to the adoption of SFAS 123R, stock-based compensation expense was recognized using the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), which we adopted on December 9, 2003. The fair value method under SFAS123R is similar to the fair value method under SFAS 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS 123R requires an estimate of future forfeitures where as SFAS 123 permitted recognizing the impact of forfeitures as they occur. As we estimated the impact of future forfeitures for our share-based plans upon the adoption of SFAS 123, there was no impact to our consolidated results of operations or financial position.

Under the fair value provisions of SFAS No. 123R, the fair value of each stock- based compensation award is estimated at the date of grant. We estimate the fair value of stock-based compensation awards using current market price for restricted stock units and using the Black-Scholes option pricing model for stock options. The Black-Scholes model requires several subjective inputs including expected volatility, expected life of the option and expected dividend yield. As we restructured our business through the bankruptcy process in 2002 and 2003, we have limited historical experience to assist us in determining the inputs and have therefore based our inputs, excluding dividend yield, which is based on our expectation, on a mean-average of our Company’s stock volatility and an average of a select group of our competitors assumptions during 2005 and 2004. The assumptions used to calculate the fair value of the options granted on December 15, 2004 and February 1, 2005 are 86% and 86%, respectively, for expected volatility, a five-year expected life of the option and 0% dividend yield. The estimated employee attrition rate is based on a review of historical attrition and current telecommunications market trends. We recognize stock compensation expense based on the number of awards expected to vest. Certain stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period). The fair value of the awards is determined using a single expected life for the entire award (the average expected life for the awards that vest on different dates). We recognize the related compensation cost of such awards on a straight-line basis; provided that the amount amortized at any given date may be no less than the portion of the award vested as of such date. The determination of inputs used in the Black-Scholes option pricing model and expected employee attrition involves significant estimation and assumption.

For a description of our stock-based compensation programs, see Note 18, “Stock-Based Compensation”, to the accompanying consolidated financial statements included in this annual report on Form 10-K.

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 22, “Commitments, Contingencies and Other,” to the accompanying consolidated financial statements.

Results of Operations for the Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Consolidated Results

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
	(in millions)
Revenue	$1,871	$1,968	$(97)	(5)%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,120)	(1,216)	(96)	(8)%
Real estate, network and operations	(303)	(309)	(6)	(2)%
Third party maintenance	(90)	(96)	(6)	(6)%
Cost of equipment sales	(65)	(55)	10	18%

Total cost of revenue	(1,578)	(1,676)
Selling, general and administrative	(342)	(412)	(70)	(17)%
Depreciation and amortization	(163)	(142)	21	15%

Operating loss	(212)	(262)
Other income (expense):
Interest income	17	13	4	31%
Interest expense	(106)	(99)	7	7%
Other income, net	12	12	—	0%

Loss from continuing operations before reorganization items	(289)	(336)
Net gain on preconfirmation contingencies	32	36	(4)	(11)%

Loss from continuing operations before income taxes	(257)	(300)
Provision for income taxes	(67)	(63)	4	6%

Loss from continuing operations	(324)	(363)
Income from discontinued operations, net of income tax	—	9	(9)	(100)%

Net loss	(324)	(354)
Preferred stock dividends	(3)	(4)	(1)	(25)%

Loss applicable to common shareholders	$(327)	$(358)

Discussion of significant variances:

Revenue. Our revenue decreased in 2006 compared with 2005 as a result of (i) reduction in our carrier voice segment revenue as a result of decreases in sales volume; (ii) reduction in our consumer voice segment revenue as a result of the sale of our Trader Voice and SBG businesses on May 3, 2005 and December 31, 2005, respectively and (iii) pricing reductions for certain telecommunications services partially offset by increased sales volume in our key target customer segment.

Revenues from our enterprise, carrier and indirect channels segment, which is the primary focus of our business strategy, increased in 2006 as compared to 2005 as a result of obtaining new customers and existing customer base volume growth in specific enterprise and carrier target markets which resulted in increases in sales volume. We also increased revenue from our indirect sales channels though establishing additional system integrator and application service relationships. Included in our 2006 revenue is $22 million related to Fibernet’s operations since October 11, 2006, the date we took control of their operations. (See “Segment Results” in this Item 7 for further discussion of results by segment).

Cost of revenue. Cost of revenue primarily includes the following: (i) cost of access, including usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (ii) real estate, network and operations charges which include (a) employee-related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees directly attributable to the operation of our network, (b) real estate expenses for all non-restructured technical sites, and (c) other non-employee related costs incurred to operate our network, such as license and permit fees and professional fees; (iii) cost of equipment sales, which includes the software, hardware, equipment and maintenance sold to our customers; and (iv) third party maintenance costs incurred in connection with maintaining the network.

Cost of access decreased in 2006 compared with 2005 as a result of: (i) reductions in the amount of usage- based access services purchased due to lower carrier voice sales volume; (ii) our cost reduction initiatives to optimize the access network and effectively lower unit prices; and (iii) a more favorable mix of sales of data, IP and managed services.

Real estate, network and operations expense decreased in 2006 compared with 2005 primarily as a result of a $26 million reduction in stock and cash compensation. Stock and cash compensation decreased as a result of recording no annual bonus for 2006 and accruing other performance based compensation at significantly lower rates than 2005 as a result of not achieving 2006 financial targets. This decrease was partially offset by (i) a $6 million increase in expenses as a result of including Fibernet in our results since October 11, 2006, the date we took control of their operations; (ii) a $11 million relative increase in real estate expenses for technical sites primarily as a result of receiving an $8 million real estate rebate in 2005 from our operations in the U.K. and (iii) a $3 million increase in salaries and benefits.

Cost of equipment sales increased as a result of additional collaboration and system integrator sales involving substantial equipment components.

Selling, General and Administrative Expenses (“SG&A”). SG&A consist of (i) employee-related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees not directly attributable to the operation of our network; (ii) real estate expenses for all administrative sites; (iii) bad debt expense; (iv) non-income taxes, including property taxes on owned real estate and trust fund related taxes such as gross receipts taxes, franchise taxes and capital taxes; (v) restructuring costs; and (vi) regulatory costs, insurance, telecommunications costs, professional fees and license and maintenance fees for internal software and hardware.

The decrease in SG&A is primarily a result of (i) a $38 million reduction in stock and cash compensation due to recording no annual bonus program accrual for 2006 and accruing other compensation expenses at a significantly lower rates than 2005 as a result of not achieving 2006 financial targets; (ii) a $23 million relative decrease in restructuring expenses primarily due to the recognition in the first quarter of 2005 of additional facility closure restructuring charges as a result of a reduction in our estimated sublease payments for the 2003 and prior restructuring plans; and (iii) an $8 million decrease in professional fees predominantly related to legal and accounting. These decreases in SG&A were partially offset by a $3 million increase in expenses as a result of including Fibernet in our results since October 11, 2006, the date we took control of their operations.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, amortization of customer installation costs and amortization of identifiable intangibles. Depreciation and amortization increased as a result of (i) new depreciation expense as a result of capital purchases during 2006 and depreciation expense related to acquired property, plant, and equipment from the Fibernet acquisition and (ii) additional amortization of prepaid installation charges.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities and amortization of deferred finance costs. Interest expense increased in 2006 compared with 2005 primarily as a result of incurring interest on the 5% Convertible Notes, additional interest expense as a result of the conversion of accrued interest on the $250 million aggregate original principal amount of 4.7% payable in kind mandatory convertible notes (the “Convertible Notes”) to additional mandatory Convertible Notes since December 2005 and additional amortization of deferred financing costs. We accrue interest on the Convertible Notes at an annual rate of 11% due to certain provisions of the Convertible Notes indenture that could obligate us to pay interest retroactively at that rate if we are unable to deliver common shares upon receiving a notice of conversion. At such time as any of the Convertible Notes are converted into common shares of the Company all amounts of accrued interest will be reclassified into common stock and additional paid-in-capital. As of December 31, 2006 there is approximately $36 million of accrued interest on our consolidated balance sheet related to the Convertible Notes.

Other income, net. Other income, net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. Other income, net for 2006 primarily consists of a $16 million non-cash, non-taxable gain from the deemed settlement of pre-existing arrangements with Fibernet on the date of acquisition. Under the pre-existing arrangements we earned revenues that, based on current market rates at the acquisition date, were favorable to us, which resulted in the recognition of a gain. The gain was partially offset by a loss on a foreign exchange forward contract of $5 million. Other income, net for 2005 primarily consists of a $14 million gain on the sale of our Trader Voice business, a $14 million gain on the sale of our SBG business, and a $2 million gain on the sale of marketable securities, partially offset by $23 million of foreign currency impacts from certain transactions.

Net gain on pre-confirmation contingencies. During 2006 and 2005, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from chapter 11 proceedings. We have accounted for these in accordance with AICPA Practice Bulletin 11—Accounting for Preconfirmation Contingencies in Fresh Start Reporting and recorded a net gain on the settlements and changes in estimated liabilities. The most significant gains are related to changes in estimated liabilities for income and non-income tax contingencies and settlements with certain tax authorities.

Provision for income taxes. Provision for income taxes increased primarily as a result of recognizing a $21 million increase in the valuation allowance recorded against our U.K. deferred tax assets as a result of reducing our estimated realization of these assets. The increase was partially offset by a change in mix of earnings to jurisdictions with lower tax rates and changes in certain estimates. Provision for income taxes related to fresh start accounting for deferred tax benefits realized after the emergence from bankruptcy does not result in cash taxes. This non-cash tax provision was $45 million and $56 million for the years ended December 31, 2006 and 2005, respectively.

Income from discontinued operations. As discussed in Note 5, “Discontinued Operations”, to the accompanying consolidated financial statements, on August 13, 2004 we sold Global Marine to Bridgehouse and entered into an agreement with Bridgehouse for the transfer of our forty-nine percent shareholding in SBSS. The results of Global Marine’s and SBSS’s operations have been classified as discontinued operations for all periods presented. During 2005 we completed the transfer of our interest in SBSS to Bridgehouse for consideration of $14 million and recognized an $8 million gain on the sale.

Results of Operations for the Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

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

NM—not meaningful

Revenue. Our revenue decreased in 2005 compared with 2004 as a result of continued pricing reductions for telecommunications services, the optimizing of our carrier voice segment through targeted price increases which resulted in the migration of certain traffic off our network and reductions in our consumer voice, SBG and Trader Voice segment revenue as a result of lower investment for this segment and the sale of our Trader Voice business on May 3, 2005. However, our revenues for our enterprise, carrier data and indirect channels segment, which is the primary focus of our business strategy, increased in 2005 compared with 2004 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in increases in sale volume (see “Segment Results” in this Item 7 for further discussion of results by segment). Our average annual price declines were approximately 20% for international voice services and approximately 30% for IP access services, with lower rates of decline in broadband, IP VPN and managed data services and flat for U.S. domestic voice services.

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

Real estate, network and operations expense decreased primarily as a result of (i) a $10 million decrease in salaries and benefits as a result of a reduction in workforce related to our business restructuring activities implemented in the fourth quarter of 2004; and (ii) a $9 million reduction in real estate expenses primarily related to reduced facilities maintenance and lower real estate taxes as a result of an $8 million real estate rebate from our operations in the U.K. These decreases were partially offset by (a) a $12 million increase in stock compensation expense as a result of additional equity grants during 2005, recording a full year’s charge for grants issued during 2004 and 50% of our 2005 annual bonus which was paid in shares of common stock (as opposed to the 2004 bonus, which was 100% payable in cash) and (b) a $6 million increase in cash incentive compensation and related benefits resulting from accruing the 2005 annual bonus program above target due to exceeding performance targets (as opposed to the 2004 annual bonus program which was accrued at a significant discount to target due to performance being below target).

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

Selling, General and Administrative Expenses. The decrease in SG&A is primarily a result of (i) a $14 million decrease in salaries and benefits as a result of a reduction in workforce related to our business restructuring activities implemented in the fourth quarter of 2004, partially offset by an increase in sales commissions; (ii) a $8 million decrease in professional fees primarily related to fees incurred during 2004 related to the investigation, review and restatement of our cost of access liability as at December 31, 2003; (iii) a $5 million decrease in non-income tax expense as a result of receiving a revised assessment with lower charges and revisions to other estimated non-income tax reserves; (iv) a $4 million decrease in bad debt expense reflecting improvements in account agings; and (v) a $4 million decrease in other expenses primarily as a result of lower medical benefit payments and vendor settlement gains during 2005.

The above decreases in SG&A were partially offset by (i) a $16 million increase in stock compensation expense as a result of additional equity grants during 2005, recording a full year’s charge for grants issued during 2004 and 50% of our 2005 annual bonus which was paid in shares of common stock (as opposed to the 2004 bonus, which was 100% payable in cash); (ii) $10 million increase in cash incentive compensation and related benefits resulting from accruing the 2005 annual bonus program above target due to exceeding performance targets (as opposed to the 2004 annual bonus program which was accrued at a significant discount to target due to performance being below target); (iii) a net $2 million increase in insurance expense as a result of increased director and officers liability insurance premiums partially offset by reductions in property insurance; and (iv) a $3 million increase in restructuring charges reflecting lower estimated sublease payments to be received for restructured facilities related to 2003 and prior restructuring plans, due to a decline in sublet demand for facilities, principally in Europe.

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

Interest expense. Interest expense increased in 2005 compared with 2004 primarily due to an increase in outstanding indebtedness for borrowed money. During 2005 we incurred interest on the GCUK Notes and the Convertible Notes issued in December 2004. During 2004, we incurred interest on the $200 million Exit Notes and the $125 million senior secured loan facility (the “Bridge Loan Facility”), each of which was retired on December 23, 2004.

Other income, net. Other income, net decreased in 2005 compared with 2004 primarily as a result of an increase in transactional losses resulting from foreign currency impacts on transactions and recognition of an $8 million gain for the recovery of legal fees incurred during 2004 for class action lawsuits under our directors and officers liability insurance policy, partially offset by gains recorded during 2005 of $14 million, $14 million, and $2 million related to the sale of Trader Voice, SBG and marketable securities, respectively. During 2005, foreign currency transactional losses increased $62 million to a loss of $23 million compared with gains of $39 million during 2004.

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

Income (loss) from discontinued operations. As discussed in Note 5, “Discontinued Operations”, to the accompanying consolidated financial statements, on August 13, 2004 we sold Global Marine to Bridgehouse, recognizing no gain or loss on the sale, and entered into an agreement with Bridgehouse for the transfer of our forty-nine percent shareholding in SBSS. The results of Global Marine’s and SBSS’s operations have been classified as discontinued operations for all periods presented through the date of their sales. During 2005 we completed the transfer of our interest in SBSS to Bridgehouse for consideration of $14 million and recognized an $8 million gain on the sale. The loss from discontinued operations during 2004 related to Global Marine’s results through the sale date in August 2004.

Segment Results

Our results are segmented according to groupings based on a combination of products, customer types and distribution channels.

We define adjusted gross margin as revenue less cost of access. This metric is a key financial measure used by the chief operating decision maker in assessing segment performance and allocating resources. Adjusted gross margin is not recognized under GAAP. See Note 24 to the consolidated financial statements for a reconciliation of segment results to consolidated results.

We continually review our management model and structure, which may result in additional adjustments to our operating segments in the future.

Enterprise, carrier data and indirect channels segment

	Year Ended December 31,			2006 vs 2005		2005 vs 2004
				$ Increase/ (Decrease)	% Increase/ (Decrease)	$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005	2004
	(in millions)
Revenue	$1,249	$1,085	$1,066	$164	15%	$19	2%
Cost of access	(576)	(496)	(517)	80	16%	(21)	(4)%

Adjusted gross margin	$673	$589	$549	$84	14%	$40	7%

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

2006 Compared to 2005

Revenue. Segment revenue increased during 2006 compared with 2005 as a result of obtaining new customers and existing customer base volume growth in specific enterprise and carrier target markets. There was a modest increase in revenue related to sales through indirect channels as a result of entering into additional agreements with system integrators and application service providers. These channels are expected to grow significantly in future years. The increase in revenue was moderated by declines in prices for certain telecommunications services as well as customer attrition. Prices for basic data services, such as transport services (i.e. international private line and wavelength services) and internet access services, declined approximately 20%, while prices for advanced data services such as IP VPN services and managed solutions were flat. Prices for enterprise voice services declined approximately 5%. Included in our 2006 segment revenue is $22 million related to Fibernet’s operations since October 11, 2006, the date we took control of their operations.

Adjusted Gross Margin. Adjusted gross margin in this segment increased during 2006 compared with 2005 as a result of the increases in revenue described above, partially offset by higher cost of access charges as a result of additional usage.

2005 Compared to 2004

Revenue. Segment revenue increased during 2005 compared with 2004 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in an increase in sales volume. There was a modest increase in revenue related to sales through indirect channels as a result of entering into additional agreements with system integrators. The increase in revenue was moderated by declines in prices for IP access telecommunications services as well as customer attrition. Prices for commoditized IP access services declined while prices for premium products such as IP VPN, video conferencing and managed services experienced minimal declines. Prices for enterprise voice services were relatively flat.

Adjusted Gross Margin. Adjusted gross margin in this segment increased in 2005 compared with 2004, as a result of increases in revenue described above as well as a decrease in cost of access charges. The decrease in cost of access charges was a result of our cost of access initiatives to optimize the access network and effectively lower cost of access unit prices and a more favorable mix of sales of data, IP and managed services. During the fourth quarter of 2005, we completed a historical analysis of dispute resolution with our cost of access vendors and revised our dispute accrual estimation process. The change in the estimation process resulted in a reduction in our dispute accrual by approximately $3 million which was recorded as a reduction in cost of access in the fourth quarter of 2005.

Carrier voice segment

	Year Ended December 31,			2006 vs 2005		2005 vs 2004
				$ Increase/ (Decrease)	% Increase/ (Decrease)	$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005	2004
	(in millions)
Revenue	$614	$777	$1,256	$(163)	(21)%	$(479)	(38)%
Cost of access	(543)	(673)	(1,133)	(130)	(19)%	(460)	(41)%

Adjusted gross margin	$71	$104	$123	$(33)	(32)%	$(19)	(15)%

2006 Compared to 2005

Revenue. Segment revenue declined in 2006 compared with 2005 as we experienced reductions in sales volume and prices. Our sales volume related to U.S. domestic long distance voice services declined by more than

10%. In addition, our average pricing for our U.S. domestic long distance voice services base decreased approximately 5% and average pricing for our international long distance services decreased at a greater rate.

Adjusted Gross Margin. Adjusted gross margin in this segment decreased in 2006 compared with 2005 as a result of the reductions in carrier voice revenue and reductions in pricing and sales volumes. The lower revenues were partially offset by reductions in cost of access charges due to lower sales volume.

2005 Compared to 2004

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

Consumer Voice, Trader Voice and SBG segment

	Year Ended December 31,			2006 vs 2005		2005 vs 2004
				$ Increase/ (Decrease)	% Increase/ (Decrease)	$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005	2004
	(in millions)
Revenue	$8	$106	$165	$(98)	(92)%	$(59)	(36)%
Cost of access	(1)	(47)	(81)	(46)	(98)%	(34)	(42)%

Adjusted gross margin	$7	$59	$84	$(52)	(88)%	$(25)	(30)%

In light of the sales of our Trader Voice and Small Business Group (“SBG”) businesses, this segment now comprises only our consumer voice business.

2006 Compared to 2005

Revenue. Segment revenue decreased in 2006 compared with 2005 primarily as a result of the sales of our Trader Voice and SBG businesses on May 3, 2005 and December 31, 2005, respectively.

Adjusted Gross Margin. Adjusted gross margin in this segment decreased in 2006 compared with 2005 as a result of the sales of the business groups noted above.

2005 Compared to 2004

Revenue. Segment revenue decreased during 2005 primarily as a result of pricing reductions and the minimization of our investment in these non-core lines of business in accordance with our restructuring plan announced in October 2004, which included a plan to divest or exit these operations. Further reductions during 2005 were due to the sale of our Trader Voice business on May 3, 2005. On December 31, 2005 we completed the sale of SBG.

Adjusted Gross Margin. Adjusted gross margin in this segment decreased during 2005 as a result of the reductions in revenue discussed above partially offset by reductions in cost of access charges due to cost of access initiatives and lower sales volume.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At December 31, 2006, our available liquidity consisted of $459 million of unrestricted cash and cash equivalents. At December 31, 2006, we also held $6 million ($3 million of which is included in long-term other assets) in restricted cash. This restricted cash represents deposits securing real estate lease obligations and collateral securing reimbursement obligations in respect of certain bank guarantees, performance bonds and letters of credit issued for our account and related to our operations.

During 2006, we posted a net operating loss of $212 million and had net cash used in operating and investing activities of $220 million of which $79 million related to the acquisition of Fibernet, net of cash acquired. Cash flows used in operating activities decreased to $63 million in 2006 compared with $122 million during 2005. During the fourth quarter of 2006 we generated positive cash flow of $42 million, which includes $111 million of gross proceeds related to the issuance of senior secured notes by GCUK, partially offset by $79 million of cash outflow related to the acquisition of Fibernet, net of cash acquired.

In both the short term and the long term, we expect to generate positive cash flow from operations as a result of the significant adjusted gross margin improvements discussed above, additional prepayments received for IRU sales and lower restructuring payments. However, we expect our cash and cash equivalents to decline in the first half of 2007 due to a significant increase in capital expenditures and debt servicing requirements (primarily interest expense) relative to recent years. Our 2007 business plan has been structured to partially mitigate the effect on our cash flows of this increase in capital expenditures by financing a significant amount of our equipment purchases. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties and to obtaining the consent of ST Telemedia pursuant to the terms of the indenture for the Mandatory Convertible Notes.

Based on our business plan, we expect that our unrestricted cash on hand, together with cash flow from operations and anticipated equipment financings, will provide us with the necessary liquidity to fund our debt service requirements and investing activities until we start to generate positive cash flow beginning in the third quarter of 2007 and continuing over the long term. For the full year of 2007, we expect to generate negative cash flow, although to a significantly lesser degree than in 2006.

We expect to use approximately $170 million of cash on hand in connection with the anticipated closing of the Impsat acquisition in the second quarter of 2007. The acquisition is expected to help us realize scale in the Latin American region and to provide a modest improvement in consolidated cash flows in the short term and significant cash flow improvements over the long term. To the extent we engage in further acquisitions that require cash consideration, we will require additional financing facilities. Our ability to do so is subject to the limitations in our outstanding debt instruments and the rights of ST Telemedia under our outstanding preference shares.

On May 30, 2006, we completed concurrent public offerings of 12,000,000 shares of common stock and $144 million aggregate principal amount of 5% Convertible Notes for total gross proceeds of $384 million. The net proceeds from the public offerings were approximately $371 million, after deducting underwriters’ discounts and payment of other direct fees (see below in this Item for further information related to the 5% Convertible Notes). The remaining net proceeds will be used for general corporate purposes, which may include the acquisition of assets or businesses that are complementary to our existing business.

On May 10, 2006, through certain of our U.S. subsidiaries (the “W/C Facility Borrowers”), we entered into a $55 million working capital facility (the “Working Capital Facility”) with Bank of America, N.A. (the “Agent”) and other lenders participating from time to time. The Working Capital Facility, which expires on May 9, 2009, provides for a secured revolving line of credit of up to $55 million; provided that the availability is limited to $35 million until certain financial tests are met. Initial advances under the facility (excluding the May 10, 2006 advance of $1 million representing an upfront fee “rolled” into the facility) are subject to certain state regulatory approvals, which were received in the first quarter of 2007, and to customary closing conditions. At December 31, 2006, we have $1 million of borrowings and $9 million remaining available (after deduction of letters of credit issued) under the Working Capital Facility.

As originally executed, the Working Capital Facility allowed for the issuance, in the sole discretion of the lenders, of letters of credit prior to the satisfaction of all conditions precedent to borrowing under the facility (including the receipt of all required regulatory approvals), provided that any such letters of credit were required to have been cash collateralized. In the third quarter of 2006, the Working Capital Facility was amended to eliminate the cash collateralization requirement. During the year ended December 31, 2006, approximately $25 million of commercial letters of credit were issued under the Working Capital Facility.

On October 26, 2006, we announced in connection with our recent acquisition of Fibernet, we had obtained a financing commitment for up to approximately $95 million from ABN AMRO Bank N.V. to refinance the Fibernet acquisition. On December 28, 2006, we cancelled the commitment and our wholly-owned subsidiary Global Crossing (UK) Finance PLC (“GCUK Finance”), a special purpose financing subsidiary of GCUK, issued 52 million pounds sterling aggregate principal amount 11.75% pound sterling senior secured notes due 2014, including a 5 million pounds sterling premium (approximately $111 million, including premium). These notes are additional notes issued under the original bond indenture dated December 23, 2004. The proceeds from these notes were used to refinance the Fibernet acquisition.

On October 26, 2006, we announced we had obtained a financing commitment from Credit Suisse for up to $200 million to refinance most of Impsat debt that is not being repaid at closing. On February 14, 2007 we cancelled the commitment with Credit Suisse and our wholly-owned subsidiary GC Impsat Holdings I Plc (“GC Impsat”) issued $225 million aggregate principal 9.875% senior notes due February 15, 2017 (the “GC Impsat Notes”). Interest is payable in cash semi annually in arrears every February 15 and August 15 commencing August 15, 2007. The proceeds of the offering will be used to finance a portion of the purchase price (including the repayment of indebtedness) of Impsat. Pursuant to an escrow agreement, the net proceeds of the sale of the GC Impsat Notes (plus an additional amount of cash necessary to fund accrued interest on the GC Impsat Notes if the consummation of the acquisition does not occur by the specified date below) were placed in an escrow account for the benefit of the note holders pending the consummation of the acquisition. If (i) the acquisition is not consummated on or prior to May 25, 2007 or (ii) the agreement and plan of merger, dated as of October 25, 2006, among GCL, GC Crystal Acquisition, Inc. (a wholly-owned indirect subsidiary of GCL) and Impsat is terminated prior to May 25, 2007, GC Impsat will be required to redeem all of the GC Impsat Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date. Pursuant to a pledge and security agreement, to be entered into on the date of the acquisition, GC Impsat will maintain a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments on the GC Impsat Notes until certain cash flow metrics have been met. The amounts included in the debt service account will be included in restricted cash.

As required by the indenture governing the GCUK Notes, within 120 days after the end of each year, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, with 50% of the “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. In respect of the 2006 Annual Repurchase Offer, GCUK does not anticipate having to purchase any of the GCUK Notes as a result of not meeting the stipulated cash flow requirements.

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

During 2006, GCUK served as a source of funding for us and our other subsidiaries. GCUK made loans to our Global Crossing Europe Limited subsidiary of approximately $31 million in April 2006. Further loans of approximately $50 million were made in May 2006 after the expiration of the Annual Repurchase Offer, at which time the loans from April 2006 were repaid in full. These intercompany loans are guaranteed by GCL, accrue a market-related interest rate and are denominated in United States dollars. These loans mature five business days prior to the maturity of the principal outstanding of the GCUK Notes.

Substantially all of our assets have been pledged to secure the indebtedness under certain of the note issuances and the Working Capital Facility. A failure to comply with the covenants contained in any of the Note Issuances indentures or the Working Capital Facility loan agreement could result in an event of default, which, if not cured or waived, could result in an acceleration of all our such debts, which would adversely affect our rights under other commercial agreements and have a material adverse effect on our business, results of operations and financial condition. If the indebtedness under any of the note issuances or Working Capital Facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under our other debt instruments. In addition, in the event of a “Conversion Restriction” (as defined below under “Indebtedness-Mandatory Convertible Notes with Controlling Shareholder”), we could be required to pay cash interest on the Convertible Notes at 11% (calculated retroactively from the issue date) and to redeem the notes on December 23, 2008 for $250 million in cash.

Indebtedness

At December 31, 2006, we had $948 million of indebtedness outstanding (including current portion of long-term debt and short term debt), consisting of $512 million of GCUK Notes, $275 million of Convertible Notes with controlling shareholders, $144 million of 5% Convertible Notes and $17 million of other debt. During the year ended December 31, 2006, approximately $13 million of accrued interest related to the Convertible Notes was converted into additional Convertible Notes. This represents accrued interest through December 29, 2006 calculated at the 4.7% annual rate that applies in the absence of a Conversion Restriction (see below for a discussion of “Conversion Restriction”).

Below are summaries of our principal debt instruments outstanding on December 31, 2006, as well as the GC Impsat Notes issued on February 14, 2007.

GCUK Senior Secured Notes

On December 23, 2004 GCUK Finance, issued $200 million in aggregate principal amount of 10.75% U.S. dollar denominated senior secured notes due 2014 and 105 million pounds sterling aggregate principal amount of 11.75% pounds sterling denominated senior secured notes due 2014 (collectively, the “GCUK Notes”). The U.S. dollar and sterling denominated notes were issued at a discount of approximately $3 million and 2 million pounds sterling, respectively, which resulted in the Company receiving gross proceeds, before underwriting fees, of approximately $398 million. The GCUK Notes mature on the tenth anniversary of their issuance. Interest is payable in cash semi-annually on June 15 and December 15.

On December 28, 2006, GCUK Finance issued an additional 52 million pounds sterling aggregate principal amount of pound sterling denominated GCUK Notes. The additional notes were issued at a premium of approximately 5 million pounds sterling, which resulted in the Company receiving gross proceeds, before underwriting fees, of approximately $111 million.

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

GCUK Finance may redeem the GCUK Notes in whole or in part, at any time on or after December 15, 2009 at redemption prices decreasing from 105.375% (for the U.S. dollar denominated notes) or 105.875% (for the pounds sterling denominated notes) in 2009 to 100% of the principal amount in 2012 and thereafter. At any time before December 15, 2009, GCUK Finance may redeem either series of notes, in whole or in part, by paying a “make-whole” premium calculated in accordance with the GCUK Notes indenture. GCUK Finance may also redeem up to 35% of the principal amount of either series of notes before December 15, 2007 using the proceeds of certain equity offerings. GCUK Finance may also redeem either series of notes, in whole but not in part, upon certain changes in tax laws and regulations.

The GCUK Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. The indenture governing the GCUK Notes limits GCUK’s ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or make other distributions to repurchase or redeem its stock; (iii) make investments or other restricted payments; (iv) create liens; (v) enter into certain transactions with affiliates; (vi) enter into agreements that restrict the ability of its material subsidiaries to pay dividends; and (vii) consolidate, merge or sell all or substantially all of its assets.

Within 120 days after the end of each year, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. In respect to the 2006 Annual Repurchase Offer, GCUK does not anticipate purchasing any of the GCUK Notes as a result of not meeting the stipulated cash flow requirement.

A loan or dividend payment by GCUK to the Company and its affiliates is a restricted payment under the indenture governing the GCUK Notes. Under the indenture, such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test; (ii) may generally be made only within ten business days of consummation of each Annual Repurchase Offer; and (iii) would generally be limited to 50% of Designated GCUK Cash Flow plus the portion, if any, of the applicable Annual Repurchase Offer that the holders of the notes decline to accept. In addition, so long as GCUK is not then in default under the indenture, GCUK may make up to 10 million pounds sterling (approximately $20 million) in the aggregate in restricted payments in excess of 50% of Designated GCUK Cash Flow for a given period; provided that any such excess payments shall reduce the amount of restricted payments permitted to be paid out of future Designated GCUK Excess Cash Flow. Under the Convertible Notes indenture, loans from GCUK made to us or our other subsidiaries must be subordinated to the payment of obligations under the Convertible Notes. The terms of any inter-company loan by GCUK to us or our other subsidiaries are required by the GCUK Notes indenture to be at arm’s length and must be agreed to by the board of directors of GCUK, including its independent members. In the exercise of their fiduciary duties, GCUK’s directors will require GCUK to maintain a minimum cash balance in an amount they deem prudent.

Mandatory Convertible Notes with Controlling Shareholder

On December 23, 2004, Global Crossing Limited issued the Convertible Notes to subsidiaries of the Company’s controlling shareholder ST Telemedia. The Convertible Notes mandatorily convert into common equity on the fourth anniversary of their issuance. Interest accrues at 4.7% per annum and we are permitted (and intend) to pay interest by issuing additional Convertible Notes. There are no sinking fund requirements. The holders of the Convertible Notes have the right to convert them into common shares of GCL at any time prior to their maturity date. Any Convertible Note that is not converted into common shares of GCL prior to the maturity date will convert automatically into common shares on the maturity date. The number of common shares of GCL to be issued upon conversion of the Convertible Notes will be determined by dividing the principal amount converted (together with any accrued but unpaid interest) by the “Conversion Price”. The initial conversion price is $18.60 per share. The terms of the Convertible Notes contain customary provisions for the adjustment of the Conversion Price in the event that we declare a stock dividend or stock split or any recapitalization, reorganization or similar transaction. In the event that we are unable to deliver common shares of GCL at maturity of the Convertible Notes or upon receiving a notice of conversion from a holder of the Convertible Notes, as the result of any law, rule or regulation or administrative proclamation or any other reason (a “Conversion Restriction”), we are required to pay accrued interest on those Convertible Notes in cash at a rate of 11% (calculated retroactively from the December 23, 2004 issue date), provided that upon a sale or transfer of Convertible Notes by the ST Telemedia or any of its subsidiaries to any third party, the initial interest rate of 4.7% will be reinstated upon the original terms of the Convertible Notes. If we are unable to deliver common shares of GCL on the maturity date, we are required to redeem the Convertible Notes for $250 million cash, plus accrued cash interest at 11% (calculated retroactively from December 23, 2004). We are also required to repay the Convertible Notes in cash if we were to default on the indenture governing the Convertible Notes. Due to the possibility of a Conversion Restriction, we account for interest on the Convertible Notes by accruing at the 11% rate. However, at such time, if any, as the Convertible Notes are converted into common shares of GCL, all amounts accrued for interest and principal on the applicable Convertible Notes will be reclassified to common stock and additional paid in capital on our consolidated balance sheet.

The Convertible Notes are guaranteed by the majority of our existing subsidiaries, except for GCUK and its subsidiaries and GC Impsat and its subsidiaries, and are equal in right of payment with all other senior indebtedness of GCL (including the 5% Convertible Notes) and of such subsidiaries (including one or more working capital facilities in aggregate principal amount of up to $150 million) and with a limited amount of certain other senior indebtedness of us and our subsidiaries. Payment of the Convertible Notes is secured by a lien on substantially all the assets of us and our material subsidiaries, except for the assets of GCUK, GC Impsat and their subsidiaries, such lien to be second priority to the lien of any working capital facilities if and when such working capital facilities are provided.

The Convertible Notes will not be redeemable at our option prior to the occurrence of a Conversion Restriction. After the occurrence of a Conversion Restriction, we will have the right to redeem all or any part of the Convertible Notes held by ST Telemedia or any of its subsidiaries at a redemption price in cash equal to 100% of the aggregate principal amount of the Convertible Notes redeemed, plus accrued and unpaid interest.

The Convertible Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. These provisions include: (i) limitations on the indebtedness of us and our subsidiaries (other than GCUK, GC Impsat and their subsidiaries); (ii) limitations on dividends and other payments to equity holders and subordinated debt (including ST Telemedia); (iii) limitations on investments and sale and leaseback transactions; (iv) restrictions on asset sales, consolidations, and mergers; (v) limitations on granting additional liens; and (vi) limitations on transactions with affiliates. The covenants permit us to enter into one or more working capital facilities and have limited exceptions, baskets, and carve-outs. The limitation on indebtedness covenant, in particular, permits the incurrence of the following: (i) up to $150 million in additional debt under one or more working capital facilities (subject to, among other things, an intercreditor agreement in form and substance satisfactory to the Convertible Notes holder governing intercreditor matters such as the terms of the subordination of certain liens securing the Convertible Notes to liens securing such facility); (ii) up to $50 million in purchase money debt or capital lease obligations; (iii) up to $50 million of additional indebtedness not otherwise permitted to be incurred; and (iv) additional subordinated debt if we satisfy the leverage ratio specified in the indenture, although we do not expect to satisfy that ratio for the foreseeable future. Waivers previously granted by ST Telemedia have allowed us to exceed the $50 million purchase money debt basket, although we require ST Telemedia’s consent to incur additional such debt.

5% Convertible Notes

On May 30, 2006, we completed a public offerings of $144 million aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) for total gross proceeds of $144 million. The 5% Convertible Notes rank equal in right of payment with any other senior indebtedness of Global Crossing Limited, except to the extent of the value of any collateral securing such indebtedness. The notes were priced at par value, mature on May 15, 2011, and accrue interest at 5% per annum, payable semi-annually on May 15 and November 15 of each year. The 5% Convertible Notes may be converted at any time prior to maturity at the option of the holder into shares of the Company’s common stock at a conversion price of approximately $22.98 per share. At any time prior to maturity, we may unilaterally and irrevocably elect to settle our conversion obligation in cash and, if applicable, shares of the Company’s common stock, calculated as set forth in the indenture governing the 5% Convertible Notes. During the twelve months ended May 20, 2009 and May 20, 2010, we may redeem some or all of the 5% Convertible Notes for cash at a redemption price equal to 102% and 101%, respectively, of the principal amount being redeemed, plus accrued and unpaid interest. We have no right to redeem the 5% Convertible Notes prior to May 20, 2008. We may be required to repurchase, for cash, all or a portion of the notes upon the occurrence of a fundamental change (i.e., a change in control or a delisting of our common stock) at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of our common stock in a transaction constituting a fundamental change.

Concurrent with the closing of the 5% Convertible Notes offering we purchased a portfolio of U.S. treasury securities with total face value of $21 million for $20 million, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes. At December 31, 2006 these securities are included in prepaid costs and other current assets (approximately $7 million) and other assets (approximately $10 million). The remaining net proceeds will be used for general corporate purposes, which may include the acquisition of assets or businesses that are complementary to our existing business.

Working Capital Facility

As described above on May 10, 2006, through certain of our U.S. subsidiaries (the “W/C Facility Borrowers”), we entered into a $55 million working capital facility with Bank of America, N.A. (the “Agent”) and other lenders participating from time to time. The Working Capital Facility, which expires on May 9, 2009, provides for a secured revolving line of credit of up to $55 million; provided that the availability is limited to $35 million under certain conditions. The W/C Facility Borrowers can borrow up to (i) 85% of their eligible billed accounts receivable and (ii) 60% of their eligible unbilled accounts receivable (not to exceed $25 million in unbilled accounts receivable), to the extent the aggregate of such amounts exceed a $20 million availability block and other reserve amounts that may be set aside by the Agent. Facility fees and other fees are payable for the duration of the facility. Borrowings under the Working Capital Facility will be used for commercial letters of credit and to fund our ongoing working capital requirements including operating losses, debt service and capital expenditures. The Working Capital Facility effectively allows for borrowing at rates equal to LIBOR plus 2.5% to 3.0% or the lender’s prime rate plus 1.0% to 1.5%. The actual rate will depend upon our consolidated restricted cash and the availability under the facility. The facility is secured by (i) guarantees from substantially all of our North American subsidiaries (together with the W/C Facility Borrowers, the “W/C Facility Loan Parties”), (ii) a pledge of the W/C Facility Loan Parties’ outstanding common shares, and (iii) a first lien on accounts receivable and other assets of the W/C Facility Loan Parties, subject to an intercreditor agreement with the trustee under the indenture for the Convertible Notes. The Working Capital Facility includes, among other things, certain financial covenants. The Working Capital Facility can be terminated by us at any time without penalty and can be terminated by the lenders ninety days prior to the maturity of the Convertible Notes if the lenders have not received reasonable assurance that such notes will convert to equity. As required by the terms of the restructuring agreement among us and certain subsidiaries of ST Telemedia dated October 8, 2004, we incurred and paid a consent fee of $1 million to an ST Telemedia subsidiary in connection with such subsidiary’s execution of the intercreditor agreement and resultant subordination of its security interest in the collateral which also secures the Working Capital Facility. At December 31, 2006, we have $1 million of borrowings and $9 million remaining available (after deduction of letters of credit issued) under the Working Capital Facility.

During the course of 2006, we entered into various amendments to the Working Capital Facility which: (1) clarified a technical ambiguity in the definition of “Cash EBITDA” for purposes of the financial maintenance covenant, waived compliance with such covenant for the nine-month period ended September 30, 2006 and reduced the minimum required “Cash EBITDA” for the twelve-month period ended December 31, 2006; (2) increased the flexibility of the W/C Facility Loan Parties to make immaterial sales and other dispositions of property; (3) simplified compliance with certain covenants regarding agreements with other telecommunications carriers; (4) increased, to a limited extent, the W/C Facility Loan Parties’ flexibility to incur purchase money indebtedness and intercompany indebtedness; and (5) increased the letter of credit subline available thereunder from $25 million to $30 million.

In addition, on March 14, 2007, the parties to the Working Capital Facility further amended the facility: (1) to ease certain restrictions on accessing the full amount of the facility to the extent that we meet certain minimum cash balance and other requirements; (2) to further increase the letter of credit subline to $40 million; (3) to reduce the minimum required “Cash EBITDA” under the financial maintenance covenant; (4) to increase the W/C Facility Borrowers’ flexibility to incur purchase money indebtedness up to $100 million at any one time outstanding; (5) to increase the amount of permitted cash capital expenditures to $150 million per year; and (6) to allow the W/C Facility Borrowers to avoid the need to enter into lock-box arrangements covering cash receipts to the extent that the Company meets certain minimum cash balance requirements.

GC Impsat Notes

On February 14, 2007, Global Crossing Impsat Holdings I Plc (“GC Impsat”), a wholly owned subsidiary of GCL issued $225 million in aggregate principal amount of GC Impsat’s 9.875% senior notes due February 15, 2017 (the “GC Impsat Notes”). Interest is payable in cash semi annually in arrears every February 15 and August 15 commencing August 15, 2007. The proceeds of the offering will be used to finance a portion of the purchase price (including the repayment of indebtedness) of our previously announced proposed acquisition of Impsat. Pursuant to an escrow agreement, the net proceeds of the sale of the GC Impsat Notes, (plus an additional amount of cash necessary to fund accrued interest on the GC Impsat Notes if the consummation of the acquisition does not occur by the specified date below) were placed in an escrow account for the benefit of the note holders pending the consummation of the acquisition. If (i) the acquisition is not consummated on or prior to May 25, 2007 or (ii) the agreement and plan of merger, dated as of October 25, 2006, among the GCL, GC Crystal Acquisition, Inc. (a wholly-owned indirect subsidiary of the GCL) and Impsat is terminated prior to May 25, 2007, GC Impsat will be required to redeem all of the GC Impsat Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date. Pursuant to a pledge and security agreement, to be entered into on the date of the Acquisition, GC Impsat will maintain a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments on the GC Impsat Notes until certain cash flow metrics have been met. The amounts included in the debt service account will be included in restricted cash.

The GC Impsat Notes are the senior unsecured (other than with respect to the debt service reserve account) obligations of GC Impsat and rank equal in right of payment with all of its other senior unsecured debt. Upon consummation of the acquisition, the restricted subsidiaries of GC Impsat (including Impsat and most of its subsidiaries) will guarantee the GC Impsat Notes on a senior unsecured basis, ranking equal in right of payment with all of their other senior unsecured debt.

The indenture for the GC Impsat Notes limits GC Impsat’s and its restricted subsidiaries’ ability to, among other things: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions; (3) make certain investments or other restricted payments; (4) enter into arrangements that restrict dividends or other payments to GC Impsat from its restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of its assets. All of these limitations are subject to a number of important qualifications and exceptions set forth in the indenture.

Cash Management Impacts and Working Capital

Condensed Consolidated Statements of Cash Flows

	Year Ended December 31,		$ Increase/ (Decrease)
	2006	2005
	(in millions)
Net cash flows used in operating activities	$(63)	$(122)	$59
Net cash flows used in investing activities	(157)	(4)	(153)
Net cash flows provided by (used in) financing activities	455	(15)	470

Net increase (decrease) in cash and cash equivalents	$235	$(141)	$376

Cash Flows from Operating Activities

Cash flows used in operating activities decreased in 2006 compared to 2005 as a result of lower reorganization payments, lower operating losses, and continuing cash management initiatives during 2006.

Cash Flows from Investing Activities

Cash flows used in investing activities increased in 2006 compared with 2005 primarily as a result of the Fibernet acquisition in the fourth quarter of 2006 for $79 million, net of cash acquired. In addition, during 2006 our purchases of capital equipment increased by $29 million compared to 2005 and we acquired $20 million of U.S Treasury securities to collateralize the first six payments due semi-annually on the 5% Convertible Notes. In 2005, we also received greater cash receipts from asset sales than in 2006. In 2005, we received $63 million related to the sale of our Trader Voice and SBG assets compared with receiving $19 million in 2006 related to the sale of entities holding tax losses we did not expect to realize. Further, in 2006 we released significant restricted cash and cash equivalents as a result of issuing letters of credit under the Working Capital Facility (see “Off-balance sheet arrangements” below).

Cash Flows from Financing Activities

Cash flows provided by financing activities increased during 2006 primarily as a result of receiving the net proceeds, after underwriting fees and other direct costs from the issuance of common stock, and 5% Convertible Notes in our public offering on May 30, 2006 and additional GCUK Notes related to the Fibernet acquisition that took place in the fourth quarter of 2006.

Working Capital

Our working capital increased $153 million to a negative working capital of $99 million at December 31, 2006 compared to a negative working capital of $252 million at December 31, 2005. This increase in working capital is principally due to the increase in cash financing activities during 2006. These financings include the issuance of new common stock, the 5% Convertible Notes and additional GCUK Notes related to the Fibernet acquisition.

Contractual Cash Commitments

The following table summarizes our contractual cash commitments at December 31, 2006:

In millions	Total	Less than 1 year (2007)	1-3 years (2008-2009)	3-5 years (2010-2011)	More than 5 years (2012-2020)
Long-term debt obligations(1)	$1,025	$80	$139	$125	$681
Capital lease obligations	189	43	67	24	55
Operating lease obligations	733	98	173	132	330
Pension obligations(2)	1	1	—	—	—
Purchase obligations(3)	1,388	409	399	184	396

Total	$3,336	$631	$778	$465	$1,462

(1)

Amount does not include any principal or interest payments due for the Convertible Notes or principal payments for the 5% Convertible Notes. See “—Liquidity and Capital Resources” for further information related to the Convertible Notes and 5% Convertible Notes and the circumstances under which principal and cash interest could be payable thereunder. The principal repayment of the GCUK Notes of approximately $508 million is included in the “More than 5 years” section of the table, as the Designated GCUK Cash Flow will vary from period to period and we have not predicted early purchases of the GCUK Notes. The pound sterling interest and principal due for the GCUK Notes has been exchanged for all periods at the December 31, 2006 year end rate of 1.9623 U.S. dollars to one pound sterling.

(2)

Amount relates to our current expected funding requirements in 2007 related to our defined benefit pension plans. Funding amounts will vary yearly based on actuarial assumptions, company funding policy and statutory funding requirements and therefore we have not included amounts beyond 2007.

(3)

Amounts represent contractual commitments with third parties to purchase network access services ($434 million), maintenance services for portions of our network and information technology ($411 million), other purchase order commitments ($220 million), rental payments for restructured properties ($304 million), and deferred reorganization costs related to our bankruptcy proceedings ($19 million).

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of December 31, 2006 and 2005, our receivables related to our carrier sales channels represented approximately 56% and 57%, respectively, of our consolidated receivables. Also as of December 31, 2006 and 2005, our receivables due from various agencies of the U.K. Government together represented approximately 15% and 18%, respectively, of our consolidated receivables.

Off-balance sheet arrangements

During 2006, under the Working Capital Facility, Bank of America issued approximately $25 million of commercial letters of credit on our behalf to certain financial institutions that had previously held cash collateral accounts (classified as restricted cash in our consolidated balance sheet) primarily to secure our obligations in respect of guarantees they issued on our behalf to cover rental deposits for various administrative and technical facilities. Upon issuance of the letters of credit, approximately $12 million that was included in the cash collateral accounts were released to us.

Recently Issued Accounting Pronouncements

See Note 2, “Basis of Presentation and Significant Accounting Policies,” to the accompanying consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition.

Discontinued Operations

Prior to August 13, 2004, we owned a business segment engaged in the subsea cable installation and maintenance business: Global Marine Systems Limited (together with its subsidiaries, “Global Marine”). During the third quarter of 2004, we completed the sale of Global Marine to Bridgehouse Marine Limited (“Bridgehouse”) for consideration of $1 million. No gain or loss was recorded on the sale. During the third quarter of 2005, we completed the transfer of our forty-nine percent shareholding in SB Submarine Systems Company Ltd. (“SBSS”), a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration of $14 million and recognized a gain of $8 million on the sale. For the year ended December 31, 2005, we recognized $9 million of income from discontinued operations including the $8 million gain on the sale of our equity interest in SBSS.

Restructuring Activities

2006 Restructuring Plan

We adopted a restructuring plan as a result of the Fibernet acquisition which terminates redundant Fibernet employees and terminates and/or restructures certain Fibernet facility lease agreements. As a result of these efforts we expect to incur cash restructuring costs of approximately $3 million for severance and related benefits in connection with the anticipated workforce reductions and an additional $1 million for real estate consolidation. At December 31, 2006, there is $2 million of restructuring liabilities remaining. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. It is anticipated that payment in respect of the restructuring activities related to workforce reductions and real estate consolidation will continue through 2007 and 2010, respectively.

2004 Restructuring Plans

In light of the adverse conditions in the telecommunications industry, particularly the continued pricing pressures for telecommunications services, our Board of Directors approved a restructuring plan on October 8, 2004 that defined exit strategies for a number of unprofitable and non-strategic parts of the business. The plan resulted in approximately 400 reductions in headcount across a range of business functions and job classes, principally our North American operations, and the closure of one facility. As a result of these efforts, we incurred cash restructuring charges of approximately $11 million for severance and related benefits in connection with the anticipated workforce reductions and an additional $1 million for real estate consolidation. All amounts incurred for employee separations have now been paid and it is anticipated that payments in respect of real estate consolidation will continue through 2008. At December 31, 2006, our restructuring liability related to these plans was less than $1 million.

2003 and Prior Restructuring Plans

Prior to our emergence from bankruptcy on December 9, 2003, we announced and implemented certain restructuring activities to reduce our operating expenses and cash flow requirements. The restructuring activities were taken as a result of the slow down of the economy and telecommunications industry as well as our efforts to restructure while under chapter 11 bankruptcy protection. As a result of these activities, we eliminated approximately 5,200 positions and vacated approximately 250 facilities. All amounts incurred for employee separations were paid as of December 31, 2004 and it is anticipated that the remainder of the restructuring liability, all of which relates to facility closings, will be paid through 2025.

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $372 million as of December 31, 2006), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2006, anticipated third party sublease receipts were $286 million, representing $122 million from subleases already entered into and $164 million from subleases projected to be entered into in the future.

During the year ended December 31, 2005, we increased our restructuring reserve for facility closings by $18 million due to changes in estimated sublease income and operating expenses related to restructured facilities. We continue to review the anticipated costs and third-party sublease payments on a quarterly basis and record adjustments for changes in these estimates in the period such changes become known.

Inflation

We do not believe that our business is impacted by inflation to a significantly different extent than the general economy.

Other Factors That May Affect Future Results—Fibernet and Pending Impsat Acquisition

On October 11, 2006, we announced we had received 91% acceptance of our offer to purchase the then issued and outstanding share capital of Fibernet, thereby making the offer unconditional and taking control of Fibernet. Fibernet is a provider of specialist telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. As a result of the acquisition, we expect to expand our presence as a leading provider of telecommunications services in these markets.

On October 26, 2006, we announced that we had agreed to acquire the issued and to be issued share capital of Impsat for approximately $95 million. We will assume, refinance and /or repay Impsat’s debt which was $241 million at September 30, 2006. Impsat’s cash balance was $19 million at September 30, 2006. We expect the transaction to close early in the second quarter of 2007. The transaction remains subject to regulatory approval in Venezuela and other customary closing conditions. Impsat is a Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition we expect to provide greater breadth of services and coverage to our Latin American operations and enhance our competitive position as a global service provider.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in foreign currency exchange rates that could impact our cash flows and earnings. We selectively use financial instruments to manage these risks.

Interest Rate Risk

As of December 31, 2006 and 2005, we were not subject to interest rate fluctuations as our indebtedness had fixed interest rates. See Item 7, “—Liquidity and Capital Resources,” for information on our indebtedness. For future indebtedness, to the extent we are subject to interest rate risk, our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps or other derivatives may be used to adjust interest rate exposures when appropriate based upon market conditions. Our objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flow associated with such changes.

On October 26, 2006, we announced that we have agreed to acquire Impsat. We expect the transaction to close early in the second quarter of 2007. The transaction remains subject to regulatory approval in Venezuela and other customary closing conditions. The results of Impsat’s operations will be included in our consolidated financial statements as of the acquisition date. From time to time, Impsat has been exposed to interest rate risk on its floating rate indebtedness, which has accrued interest at specified spreads over the London Interbank Offered Rate (“LIBOR”) or at variable rates tied to local interest rates and inflation indices, affecting its cost of financing. To the extent that all or some of this floating rate debt is not refinanced with fixed rate debt upon acquisition and consolidation of Impsat’s operations with our operations, we would be exposed to interest rate risk on any unhedged portion of such floating rate debt. This potential exposure is not quantifiable or predictable because of the variability of future interest rates and inflation indices.

Foreign Currency Risk

During 2006 we entered into a foreign exchange forward contract with ABN AMRO bank related to our Fibernet acquisition. At inception, $97 million was exchanged for approximately 52 million pounds sterling. The purpose of the contract is to mitigate the foreign exchange exposure related to the purchase price of Fibernet which was denominated in pounds sterling. In the 2006 statement of operations, we recorded an approximate $5 million loss related to the change in fair value of the contract in other income. The contract expired in January 2007 at which time we did not expect to record a material charge to the statement of operations.

The Euro and pound sterling were the principal foreign currencies held by us in 2006 and 2005 and therefore changes in these foreign exchange rates provide the greatest foreign exchange risk to us.

In order to better manage our foreign currency risk, we entered into a five-year cross- currency interest rate swap transaction with an affiliate of Goldman Sachs & Co. to minimize exposure of any dollar/sterling currency fluctuations related to interest payments on the $200 million U.S. dollar-denominated GCUK Notes. The swap transaction converts the U.S. dollar currency rate on interest payments to a specified pound sterling amount. In addition, the hedge counterparty has been granted a security interest in the collateral securing the GCUK Notes ranking equally with the security interest holders of the GCUK Notes. The hedging arrangements are subject to early termination upon events of default under the indenture governing the GCUK Notes. The cross-currency interest rate swap is classified as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result, any unrealized gains or losses from changes in fair value are recorded in the stockholders’ equity section in the balance sheet as other comprehensive income (loss). As of December 31, 2006 and 2005, the Company recognized unrealized (losses) gains of $(8) million and $8 million, respectively, in other comprehensive loss related to the GCUK cross- currency interest rate swap.

Based on our foreign currency exposure related to interest payments on the cross-currency interest rate swap and the pounds sterling-denominated portion of the GCUK Notes, a hypothetical 10% adverse movement in the dollar/pound sterling currency rate would increase our net loss and decrease net cash flows by approximately $6 million and $4 million, respectively, at December 31, 2006 and 2005.

We have not entered into, and do not intend to enter into, financial instruments for speculation or trading purposes. Additional information regarding financial instruments is contained in Note 12, “Debt” and Note 21, “Financial Instruments,” to the accompanying consolidated financial statements included in this annual report on Form 10-K.

As discussed above, we announced we have agreed to acquire Impsat, and accordingly, Impsat’s operations will be included in our consolidated financial statements as of the acquisition date. Translation adjustments related to unhedged transactions in a currency other than Impsat’s functional currencies will be recorded in our consolidated statements of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1 of this annual report on Form 10-K, “Index to Consolidated Financial Statements and Schedule.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting (as defined later in this Item 9A).

In connection with the preparation of this annual report on Form 10-K, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2006.

Management’s Report on Internal Control over Financial Reporting

Management of GCL is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on its evaluation, GCL’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

On October 11, 2006 the Company acquired control of Fibernet, and Fibernet’s results of operations have been included in the consolidated financial statements commencing on that date. At October 11, 2006, total assets acquired were valued at $178 million and net assets acquired were valued at $110 million (see Note 4, “Acquisitions,” to the accompanying consolidated financial statements). Since the acquisition was completed late in 2006, the scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 does not include Fibernet. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Since Fibernet was acquired late in 2006, we are currently in the process of migrating overlapping processes and systems to legacy Global Crossing processes and systems.

GCUK Depreciation Controls

As reported in both the Company’s 2005 annual report on Form 10-K and GCUK’s 2005 annual report on Form 20-F, during 2005 the Company conducted an evaluation of the effectiveness of GCUK’s internal control over financial reporting as a subsidiary of the Company (based on U.S. GAAP) and also considered certain information regarding GCUK’s internal control over financial reporting on a stand-alone basis (based on U.K. GAAP for each of GCUK’s quarterly reports in 2005 and on International Financial Reporting Standards (IFRS) for GCUK’s full year 2005 statements). As a result of these activities, management determined that GCUK had a material weakness in its internal control over financial reporting under U.K. GAAP on a stand-alone basis as of December 31, 2005. This material weakness related to GCUK’s failure to maintain appropriate controls over the processes for calculating, recording and reporting depreciation entries, including in particular entries that impacted GCUK’s stand-alone U.K. GAAP financial statements, but did not impact the Company’s consolidated U.S. GAAP financial statements. The Company has implemented remediation measures which management believes have remediated GCUK’s material weakness as of December 31, 2006. Further details regarding these remediation actions and GCUK’s internal control over financial reporting can be found in GCUK’s 2006 annual report on Form 20-F expected to be filed with the SEC in April 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Global Crossing Limited

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Global Crossing Limited maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Crossing Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fibernet, which is included in the 2006 consolidated financial statements of Global Crossing Limited and constituted $116 million of net assets as of December 31, 2006 and $22 million of revenues for the year then ended. Our audit of internal control over financial reporting of Global Crossing Limited also did not include an evaluation of the internal control over financial reporting of Fibernet.

In our opinion, management’s assessment that Global Crossing Limited maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Global Crossing Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Crossing Limited and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

Iselin, New Jersey

March 13, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item 10 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2007. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item 11 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2007. Such information is incorporated into this annual report on Form 10-K by reference. However, such incorporation by reference shall not be deemed specifically to incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

In addition, on March 13, 2007, the GCL Board of Directors and the Compensation Committee of the Board took action on a number of compensation-related matters which impacted the executive officers named in the Summary Compensation Table of our proxy statement for our 2006 Annual General Meeting of Shareholders (the “Named Executive Officers”). These actions are described below.

Payout Determinations Under Prior Compensation Programs

At the March 13, 2007 meeting, the Compensation Committee reviewed our financial results for 2006 in order to determine whether (and the extent to which) performance goals were achieved under the following three compensation programs:

•

Our 2006 annual bonus program available to substantially all non-sales employees of the Company, including the Named Executive Officers. This program provided participants with the opportunity to earn a bonus payable half in cash and half in fully vested shares of our common stock based on our achievement of quantitative financial performance measures for 2006 relating to earnings and/or the net change in cash and cash equivalents. For the Named Executive Officers, the total target bonus values ranged from $297,500 to $1,100,000.

•

Our 2005 long-term incentive program under which 109 key employees, including the Named Executive Officers, were provided grants of restricted stock units, approximately half of which were scheduled to vest on June 14, 2008 solely based on the continued employment through that date and approximately half of which (the “2005 Performance Shares”) were scheduled to vest on December 31, 2007 based on our achievement of quantitative financial performance measures for 2005 and 2006 relating to earnings and/or the net change in cash and cash equivalents. For the Named Executive Officers, the target 2005 Performance Share opportunity ranged from 18,000 to 100,000 restricted stock units.

•

The Senior Leadership Performance Program (the “SLPP”), which was a special one-time program established in November 2004 to help retain 22 key employees, including the Named Executive Officers, and to motivate them to achieve specified performance measures related to earnings and/or cash flow on or prior to December 31, 2006. The program provided the participants an opportunity to earn a special one time bonus payable half in cash and half in shares. For the Named Executive Officers, the target SLPP opportunity ranged from $175,000 to $550,000 in cash and from 11,480 to 50,000 restricted stock units.

After reviewing our financial performance, the Compensation Committee found that the Company made significant strides in improving profitability and cash flows over the past three years. However, the Compensation Committee determined that none of the performance measures had been met under any of the 2006 annual bonus program, the 2005 Performance Share opportunity or the SLPP and that, therefore, no payments would be made under any of these programs. The Compensation Committee noted that the portion of the 2005 long term incentive program providing for vesting of time-based restricted stock units on June 14, 2008 remains in effect for participants who remain employed with the Company on that date.

Establishment of 2007 Bonus Program

On March 13, 2007 the Board of Directors adopted the Company’s annual bonus program for 2007 (the “2007 Bonus Program”) at the recommendation of the Compensation Committee. Substantially all non-sales employees of the Company participate in the 2007 Bonus Program. The program is intended to retain such employees and to motivate them to help the Company achieve its financial and business goals. The participation of the Named Executive Officers (and certain other key executives) in the program is governed by the terms of the Global Crossing Limited Senior Executive Short Term Incentive Compensation Plan, which is filed as Exhibit 10.11 to this annual report on Form 10-K and is incorporated herein by this reference.

Each participant is provided a target award under the 2007 Bonus Program expressed as a percentage of his or her base salary. The applicable percentages for the Named Executive Officers are as follows:

Target Bonus Opportunity
John J. Legere	100%
David R. Carey	65%
Jean F.H.P Mandeville	65%
José Antonio Ríos	65%
Daniel J. Enright	65%

Actual awards under the 2007 Bonus Program will be paid only if the Company achieves specified performance goals for 2007 relating to earnings (the “EBITDA Metric”) (representing two-thirds of the overall target opportunity) and/or the net change in cash and cash equivalents (the “Cash Use Metric”) (representing one-third of the overall target opportunity). The payout for each performance opportunity is calculated independently of the other once financial results for 2007 have been determined. Specifically, each participant will earn (i) 40% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved or (iii) 140% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved or exceeded. Attainment of these objectives at threshold level is intended to require satisfactory financial performance; target payout is intended to require more than satisfactory performance; and maximum payout is intended to require performance that significantly exceeds the Company’s expectations. Straight-line interpolation will be used to determine the payout for performance between the threshold and target goals or between the target and maximum goals. No payout will be made for performance below threshold.

Bonus payouts under the 2007 Bonus Program will be made half in cash and half in fully vested common shares issued under the 2003 Global Crossing Limited Stock Incentive Plan; provided that the Compensation Committee retains discretion to change the allocation between shares and cash.

Establishment of 2007 Long-Term Incentive Program

On March 13, 2007, the Compensation Committee and the Board also approved the 2007 long-term incentive program comprising the grant of restricted stock units (“RSUs”) and performance shares to 125 key employees of the Company, including the Named Executive Officers, under the 2003 Global Crossing Limited Stock Incentive Plan.

Each RSU will vest on March 13, 2010, subject to the participant’s continued employment through that date and subject to earlier pro-rata vesting in the event of death or long-term disability; provided that the chief executive officer’s RSUs vest in full upon actual or constructive termination without cause (as determined in accordance with his employment agreement) or due to death or long-term disability. An RSU entitles the participant to receive a share of unrestricted common stock of the Company on the vesting date. The aggregate number of RSUs granted to the Named Executive Officers was 92,000.

In addition, a target performance share opportunity was established for each participant. Each performance share earned will be paid out in unrestricted shares of common stock of the Company on December 31, 2009, subject to the participant’s continued employment through that date and subject to earlier pro-rata payout in the event of death or long-term disability; provided that the chief executive officer’s performance shares vest in full upon actual or constructive termination without cause (as determined in accordance with his employment agreement) or due to death or long-term disability. The aggregate target number of performance shares granted to the Named Executive Officers was 112,000.

Each participant’s target performance share opportunity comprises three separate award opportunities: One based on a goal related to combined 2007 and 2008 EBITDA Metric performance in an amount equal to 40% of the overall target opportunity; one based on a goal related to combined 2007 and 2008 Cash Use Metric performance in an amount equal to 40% of the overall target opportunity; and one based on a goal for combined 2007 and 2008 revenue minus cost of access expense for the Company’s “Invest and Grow” operating segment (the “Invest and Grow Metric”) in an amount equal to 20% of the overall target opportunity. Performance shares with respect to each of the EBITDA Metric opportunity, the Cash Use Metric opportunity and the Invest and Grow Metric opportunity will be earned only if the Company achieves specified financial performance goals relating to that opportunity. Specifically, each Grantee will earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved or (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved or exceeded. Attainment of these objectives at threshold level is intended to require satisfactory financial performance; target payout is intended to require more than satisfactory performance; and maximum payout is intended to require performance that significantly exceeds the Company’s expectations. Straight-line interpolation will be used to determine the payout for performance between the threshold and target goals or between the target and maximum goals. No payout will be made for performance below threshold.

The target number of RSUs and performance shares granted to the Named Executive Officers under the 2007 long-term incentive program are as follows:

	Target RSUs	Target Performance Shares
John J. Legere	43,000	52,000
David R. Carey	12,000	14,000
Jean F.H.P Mandeville	14,000	17,000
José Antonio Ríos	12,000	15,000
Daniel J. Enright	11,000	14,000

Establishment of 2007 Performance Targets For 2006 Performance Shares

On March 13, 2007, the Compensation Committee and the Board of Directors established the 2007 performance targets for the performance share opportunities granted to key employees in connection with the 2006 long-term incentive compensation program. These performance shares vest on December 31, 2008 based on the following three metrics of corporate financial performance for the combined 2006 and 2007 fiscal years:

•	EBITDA Metric (40% weighting)
•	Cash Use Metric (40% weighting)
•	Invest and Grow Metric (20% weighting).

The potential range of payout for the performance shares is 0% to 150% of the targeted award amount based on the extent to which the performance goals are met or exceeded.

In establishing the 2007 targets for this program, the Compensation Committee considered Company financial performance for the 2006 portion of the two year performance period and expected Company financial performance for 2007. The Committee recommended, and the Board of Directors agreed, that the 2006 targets would be combined with 2007 targets such that attainment of the combined two year objectives at threshold level would require more than satisfactory 2007 performance; target payout would require 2007 financial performance that significantly exceeds expectations; and maximum payout would require extraordinary financial performance in 2007.

Granting of 2007 Retention and Motivation Awards

On March 13, 2007, the Compensation Committee also reviewed a number of internal and external factors relating to compensation and to the retention and motivation of key management talent. These factors included:

•

Several measures of the Company’s recovery and success during the three years preceding that date, such as: strong total shareholder return of 63%, doubling the return of the Nasdaq Telecom Index; making significant strides towards profitability and positive cash flow; and demonstrating the ability to make strategic acquisitions and to grow organically and inorganically, all of which demonstrate the importance of retaining the current management team and employee base;

•

The current critical stage of the Company’s development and the need for a significant and well executed effort to successfully integrate acquired businesses while at the same time achieving continued organic growth, identifying and executing on other potential acquisition opportunities and realizing the Company’s strategic vision; and

•	The competitive labor market in telecommunications and other technology businesses, fostering increased demand for experienced leadership.

In light of the above factors, the Committee recommended, and the Board of Directors approved, the granting of special retention and motivation awards to substantially all non-sales employees of the Company consisting principally of share grants with vesting periods of 6 to 12 months. For the Named Executive Officers, these awards consisted of the following amounts of cash and RSUs vesting one-half six months and one-half twelve months after the grant date which were issued under the 2003 Global Crossing Limited Stock Incentive Plan:

	Cash	RSUs
John J. Legere	$550,000	90,900
David R. Carey	$187,500	23,000
Jean F.H.P Mandeville	$212,500	24,500
José Antonio Ríos	$250,000	31,600
Daniel J. Enright	$175,000	22,100

Salary Increases for Certain Named Executive Officers

On March 13, 2007, the Board of Directors approved salary increases for two of the Named Executive Officers at the recommendation of the Compensation Committee. The recipients of these increases were Jean Mandeville, the Company’s Chief Financial Officer, and David Carey, the Company’s Executive Vice President for Strategy and Corporate Development. Effective March 13, 2007, Mr. Mandeville’s annual base salary was increased from $425,000 to $467,500 and Mr. Carey’s annual base salary was increased from $375,000 to $425,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is contained in Item 5 above under the caption “Equity Compensation Plan Information.” The other information called for by this Item 12 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2007. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item 13 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2007. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2007. Such information is incorporated into this annual report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1. Financial Statements-Included in Part II of this Form 10-K:

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements

2. Financial Statement Schedules—Included in Part II of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts

3. Exhibit Index:

Exhibit Number	Exhibit
2.1	Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., Joint Provisional Liquidators of Global Crossing Ltd. and Global Crossing Holdings Ltd. (the “JPLs”), Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd., dated as of August 9, 2002 (incorporated by reference to Exhibit 2.12 of Global Crossing Ltd.’s 2001-2002 annual report on Form 10-K filed on December 8, 2003 (the “2002 10-K”)).

2.2	Amendment No. 1 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs, Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd. dated as of December 20, 2002 (incorporated by reference to Exhibit 2.13 of the 2002 10-K).

2.3	Amendment No. 2 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd, dated as of May 13, 2003 (incorporated by reference to Exhibit 2.14 of the 2002 10-K).

2.4	Amendment No. 3 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings, Ltd. and Singapore Technologies Telemedia Pte Ltd dated as of October 13, 2003 (incorporated by reference to Exhibit 2.15 of the 2002 10-K).

2.5	Amendment No. 4 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd dated as of November 14, 2003 (incorporated by reference to Exhibit 2.16 of the 2002 10-K).

2.6	Amendment No. 5 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd dated as of December 3, 2003 (incorporated by reference to Exhibit 2.17 of the 2002 10-K).

2.7	Disclosure Statement, including Proposed Plan of Reorganization of Global Crossing Ltd., dated as of October 21, 2002 (incorporated by reference to Global Crossing Ltd.’s Current Report on Form 8-K, filed on October 28, 2002).

Exhibit Number	Exhibit
2.8	Confirmation Order, dated as of December 26, 2002, confirming Global Crossing Ltd.’s Joint Plan of Reorganization (incorporated by reference to Exhibit 99.2 to Global Crossing Ltd.’s Current Report on Form 8-K, filed on January 10, 2003).

2.9	Asset Purchase Agreement by and between Global Crossing Telecommunications, Inc. and Matrix Telecom, Inc. dated as of March 19, 2005 (incorporated by reference to Exhibit 2.9 to GCL’s Quarterly Report on Form 10-Q, filed on May 10, 2005). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pursuant to this regulation, Global Crossing Limited (“GCL”) hereby agrees to furnish a copy of any such instrument to the SEC upon request.)

2.10	Asset Purchase Agreement between Global Crossing Holdings Limited (“GCHL”) and WestCom Corporation, dated as of March 25, 2005 (incorporated by reference to Exhibit 2.10 to GCL’s Quarterly Report on Form 10-Q, filed on May 10, 2005). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pursuant to this regulation, GCL hereby agrees to furnish a copy of any such instrument to the SEC upon request. GCL received approval of its request for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been filed separately with the SEC.)

2.11	Agreement and Plan of Merger by and among GCL, GC Crystal Acquisition, Inc. (“GC Crystal”), and Impsat Fiber Networks, Inc. (“Impsat”), dated as of October 25, 2006 (incorporated by reference to Exhibit 2.1 to Impsat’s Current Report on Form 8-K, filed on October 30, 2006).

2.12	Amendment to Agreement and Plan of Merger by and among GCL, GC Crystal, and Impsat, dated as of February 22, 2007 (incorporated by reference to Exhibit 2.1 to GCL’s Current Report on Form 8-K, filed on February 23, 2007).

2.13	Second Amendment to Agreement and Plan of Merger by and among GCL, GC Crystal, and Impsat, dated as of March 15, 2007 (filed herewith).

3.1	Amended and Restated Constitutional Documents of GCL (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 3.6 of the 2002 10-K).

3.2	Amended and Restated Bye-Laws of GCL (formerly GC Acquisition Ltd.) dated as of December 9, 2003 (incorporated by reference to Exhibit 3.2 to GCL’s 2003 Annual Report on Form 10-K, filed on March 26, 2004 (the “2003 10-K”)).

4.1	Form of stock certificate for common stock of GCL (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 4.1 of the 2002 10-K).

4.2	Certificate of Designations of 2.0% Cumulative Senior Preferred Shares of GCL (formerly GC Acquisition Ltd.), dated as of December 9, 2003 (incorporated by reference to Exhibit 4.2 to the 2003 10-K).

4.3	Written Consent of STT Crossing Ltd., the Sole Holder of the 2.0% Cumulative Senior Convertible Preferred Shares of GCL, dated as of May 23, 2006 (incorporated by reference to Exhibit 99.3 of GCL’s current report on Form 8-K filed May 30, 2006 (the “May 30, 2006 8-K”)).

4.4	Restructuring Agreement dated as of October 8, 2004, among GCL, GCHL, Global Crossing North American Holdings, Inc., Global Crossing (UK) Telecommunications Limited (“GCUK”), STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (incorporated by reference to Exhibit 4.6 of GCL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004 (the “September 30, 2004 10-Q”)).

Exhibit Number	Exhibit

4.5	Amendment No. 2 to Restructuring Agreement, dated as of May 30, 2006, among GCL, GCHL, Global Crossing North American Holdings, Inc., GCUK, STT Crossing Ltd., and STT Communications Ltd. (incorporated by reference to Exhibit 99.4 of the of the June 1, 2006 8-K).

4.6	Amendment No. 1 to Restructuring Agreement, dated as of December 10, 2004, among GCL, GCHL, Global Crossing North American Holdings, Inc., GCUK, STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (incorporated by reference to Exhibit 10 of GCL’s current report on Form 8-K filed on December 13, 2004).

4.7	Indenture, dated as of December 23, 2004, by and among GCL, those subsidiaries of GCL parties thereto, including those subsidiaries guaranteeing the notes, and Wells Fargo Bank, National Association (“Wells Fargo”), as trustee and agent for the holders of the notes, relating to the $250 million aggregate original principal amount of 4.7% Senior Secured Mandatory Convertible Notes due 2008 (incorporated by reference to Exhibit 4.1 of GCL’s current report on Form 8-K filed on December 30, 2004 (the “December 30, 2004 8-K”)).

4.8	Amendment No. 1 to Indenture, dated as of May 30, 2006, by and among GCL, those subsidiaries of GCL parties thereto, and Wells Fargo Bank, as trustee and agent for the holders of the notes, relating to the $250 million aggregate original principal amount of 4.7% Senior Secured Mandatory Convertible Notes due 2008 (incorporated by reference to Exhibit 99.3 of the of the June 1, 2006 8-K).

4.9	Waiver, dated as of May 23, 2006, by and among GCL, GCUK and Wells Fargo (incorporated by reference to Exhibit 99.2 of the May 30, 2006 8-K).

4.10	Indenture dated as of December 23, 2004, by and among Global Crossing (UK) Finance Plc (“GCUK Finance”), GCUK, the other subsidiaries of GCUK guaranteeing the notes, STT Communications Ltd., as optionholder, AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent, and The Bank of New York, as trustee, relating to the approximately $404 million aggregate original principal amount of senior secured notes due 2014 (incorporated by reference to Exhibit 4.2 of the December 30, 2004 8-K).

4.11	Debenture, dated as of December 23, 2004, between GCUK and GCUK Finance, as chargors, in favor of The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.3 of the December 30, 2004 8-K).

4.12	Security Arrangement Agreement, dated as of December 23, 2004, by and among STT Communications Ltd., STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, The Bank of New York, as trustee and collateral agent, GCUK, certain of its subsidiaries as obligors and the Hedging Counterparties named therein (incorporated by reference to Exhibit 4.4 of the December 30, 2004 8-K).

4.13	Supplemental Indenture, dated as of December 28, 2006, among Fibernet Group Limited, Fibernet UK Limited and Fibernet Limited, GCUK Finance, GCUK and The Bank of New York, as trustee, relating to the approximately 52 million pounds sterling aggregate original principal amount of senior secured notes due 2014 (incorporated by reference to Exhibit 4.1 to GCL’s current report on Form 8-K filed on December 29, 2006 (the “December 29, 2006 8-K”)).

4.14	Indenture dated as of May 18, 2006 between GCL and Wells Fargo Bank, N.A. as trustee relating to debt securities to be issued from time to time under GCL’s shelf registration statement filed on April 21, 2006 (incorporated by reference to Exhibit 4.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 10-Q, filed on August 9, 2006).

Exhibit Number	Exhibit

4.15	First Supplemental Indenture dated as of May 30, 2006 to the Indenture dated as of May 18, 2006 between GCL and Wells Fargo as trustee relating to the $143.75 million aggregate original principal amount of GCL’s 5.0% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 99.1 of the GCL’s current report on Form 8-K filed June 1, 2006 (the “June 1, 2006 8-K”)).

4.16	Pledge Agreement dated as of May 30, 2006 between GCL and Wells Fargo as trustee and securities intermediary relating to the $143.75 million aggregate original principal amount of GCL’s 5.0% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 99.2 of the June 1, 2006 8-K).

4.17	Loan and Security Agreement dated as of May 10, 2006 among certain North American subsidiaries of GCL, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 99.5 of the of the June 1, 2006 8-K).

4.18	Amendment No. 1, dated as of June 23, 2006, to Loan and Security Agreement dated as of May 10, 2006 among certain North American subsidiaries of GCL, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 4.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 10-Q, filed on November 9, 2006 (the “September 30, 2006 10-Q”)).

4.19	Amendment No. 2, dated as of September 27, 2006, to Loan and Security Agreement dated as of May 10, 2006 among certain North American subsidiaries of GCL, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 4.2 of the September 30, 2006 10-Q).

4.20	Amendment No. 3, dated as of October 31, 2006, to Loan and Security Agreement dated as of May 10, 2006 among certain North American subsidiaries of GCL, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 99.1 to GCL’s current report on Form 8-K filed on November 3, 2006).

4.21	Amendment No. 4, dated as of December 29, 2006, to Loan and Security Agreement dated as of May 10, 2006 among certain North American subsidiaries of GCL, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 99.1 to GCL’s current report on Form 8-K filed on January 4, 2007).

4.22	Amendment No. 5, dated as of March 14, 2007, to Loan and Security Agreement dated as of May 10, 2006 among certain North American Subsidiaries of GCL, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for the lenders (filed herewith).

4.23	Indenture dated as of February 14, 2007 between GC Impsat Holdings I Plc (“GC Impsat”) and Wells Fargo Bank, N.A. as trustee and Wells Fargo Bank, National Association, as escrow agent relating to $225,000,000 in aggregate principal amount of GC Impsat’s 9.875% senior notes due 2017 (incorporated by reference to Exhibit 4.1 GCL’s current report on Form 8-K filed on February 20, 2007 (the “February 20, 2007 8-K”)).

4.24	Escrow and Security Agreement dated as of February 14, 2007 between the GC Impsat Holdings I Plc as Depositor, Wells Fargo Bank, N.A as Escrow Agent and Wells Fargo Bank, N.A. as trustee relating to debt securities to be issued from time to time under GCL’s shelf registration statement filed on April 21, 2006 (incorporated by reference to Exhibit 4.2 to the February 20, 2007 8-K).

Exhibit Number	Exhibit

Except as hereinabove provided, there is no instrument with respect to long-term debt of GCL and its consolidated subsidiaries under which the total authorized amount exceeds 10 percent of the total consolidated assets of GCL. GCL agrees to furnish to the SEC upon its request a copy of any instrument relating to long-term debt.

10.1	Employment Agreement dated as of December 9, 2003 between John J. Legere and GCL (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 10.3 to the 2003 10-K).*

10.2	Employment Agreement dated as of August 15, 2006 between John J. Legere and GCL (incorporated by reference to Exhibit 10.1 of the “September 30, 2006 10-Q).*
10.3	GCL Key Management Protection Plan, as amended and restated effective as of December 10, 2005 (incorporated by reference to Exhibit 10.4 of GCL’s annual report on Form 10-K filed on March 16, 2006 (the 2005 10-K”)).*

10.4	2003 GCL (formerly GC Acquisition Ltd.) Stock Incentive Plan, as amended on June 14, 2005 (incorporated by reference to Exhibit 10.5 of the 2005 10-K).*

10.5	Form of Non-Qualified Stock Option Agreement applicable to executive officers of GCL (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 10.9 of the 2002 10-K).*

10.6	Form of Non-Qualified Stock Option Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.14 of the September 30, 2004 10-Q).*

10.7	Form of Restricted Stock Unit Agreement applicable to directors and executive officers of GCL (incorporated by reference to Exhibit 10.8 of the 2005 10-K).*

10.8	Form of Restricted Stock Unit Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.15 of the September 30, 2004 10-Q).*

10.9	Form of Performance Based Restricted Stock Unit Agreement applicable to directors and executive officers of GCL (incorporated by reference to Exhibit 10.10 of the 2005 10-K).*

10.10	Form of Performance Based Restricted Stock Unit Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.11 of the 2005 10-K).*

10.11	Global Crossing Limited Senior Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the 2003 10-K).*

10.12	Summary of terms of Global Crossing Senior Leadership Performance Program approved by the Board of Directors on November 19, 2004 (incorporated by reference to Exhibit 10.11 to the 2004 10-K).*

10.13	Form of Indemnity Agreement applicable to directors and Executive Committee members of GCL (incorporated by reference to Exhibit 10.16 of the September 30, 2004 10-Q).*

10.14	Cooperation Agreement dated as of December 9, 2003, between GCL (formerly GC Acquisition Ltd.) and the individuals signatory thereto in their capacities as Estate Representative under the Plan of Reorganization and as, or on the behalf of, the Liquidating Trustee under a liquidating trust agreement (incorporated by reference to Exhibit 10.8 to the 2003 10-K).

10.15	Liquidating Trust Agreement among Global Crossing Ltd. and its debtor subsidiaries signatory thereto and the individuals signatory thereto in their capacity as the liquidating trustee (incorporated by reference to Exhibit 99.2 of GCL’s current report on Form 8-K filed on December 23, 2003).

10.16	Registration Rights Agreement dated as of December 9, 2003 between GCL (formerly GC Acquisition Ltd.) and Singapore Technologies Telemedia Pte Ltd, relating to common and preferred shares (incorporated by reference to Exhibit 10.10 to the 2003 10-K).

Exhibit Number	Exhibit

10.17	Amendment No. 1 to Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company (incorporated by reference to Exhibit 10.1 of the December 30, 2004 8-K).

10.18	Amendment No. 2 to Registration Rights Agreement, dated as of May 23, 2006, between GCL and STT Crossing Ltd (incorporated by reference to Exhibit 99.1 of the May 30, 2006 8-K).

10.19	Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company, relating to Convertible Notes (incorporated by reference to Exhibit 10.2 of the December 30, 2004 8-K).
10.20	Exchange and Registration Rights Agreement, dated as of December 23, 2004, by and among GCUK Finance, GCUK and Goldman Sachs & Co., relating to GCUK Notes (incorporated by reference to Exhibit 10.3 of the December 30, 2004 8-K).

10.21	Exchange and Registration Rights Agreement, dated as of December 28, 2006, among GCUK Finance, GCUK, and ABN AMRO Bank N.V., as initial purchaser trustee (incorporated by reference to Exhibit 10.1 of the December 29, 2006 8-K)

10.22	Network Security Agreement dated as of September 24, 2003, between Global Crossing Ltd., GCL (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department of Defense and the Department of Homeland Security (incorporated by reference to Exhibit 10.13 of the 2002 10-K).

10.23	Employment Agreement, as amended, dated as of September 4, 2000 between Phil Metcalf and Global Crossing Network Centre (UK) Ltd. (incorporated by reference to Exhibit 10.21 to GCL’s Quarterly Report on Form 10-Q, filed on May 10, 2005).

10.24	Global Crossing Limited 2005 Annual Bonus Program (incorporated by reference to Exhibit 10.22 to GCL’s Quarterly Report on Form 10-Q, filed on May 10, 2005).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21.1	Subsidiaries of GCL (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification by John J. Legere, Chief Executive Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Jean F.H.P. Mandeville, Chief Financial Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification by John J. Legere, Chief Executive Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by Jean F.H.P. Mandeville, Chief Financial Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan, contract or arrangement.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 16, 2007 by the undersigned, thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN J. LEGERE
John J. Legere Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2007 by the following persons on behalf of the registrant in the capacities indicated.

By:	/s/ JOHN J. LEGERE	March 16, 2007
John J. Legere Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEAN F.H.P. MANDEVILLE	March 16, 2007
Jean F.H.P. Mandeville Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ROBERT A. KLUG	March 16, 2007
Robert A. Klug Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ E.C. “PETE” ALDRIDGE, JR.	March 16, 2007
E.C. “Pete” Aldridge, Jr. Director

By:	/s/ ARCHIE CLEMINS	March 16, 2007
Archie Clemins Director

By:	/s/ DONALD L. CROMER	March 16, 2007
Donald L. Cromer Director

By:	/s/ RICHARD R. ERKENEFF	March 16, 2007
Richard R. Erkeneff Director

By:	/s/ LEE THENG KIAT	March 16, 2007
Lee Theng Kiat Director

By:	/s/ CHARLES MACALUSO	March 16, 2007
Charles Macaluso Director

S-1

By:	/s/ MICHAEL RESCOE	March 16, 2007
Michael Rescoe Director

By:	/s/ ROBERT J. SACHS	March 16, 2007
Robert J. Sachs Director

By:	/s/ PETER SEAH LIM HUAT	March 16, 2007
Peter Seah Lim Huat Vice Chairman and Director

By:	/s/ LODEWIJK CHRISTIAAN VAN WACHEM	March 16, 2007
Lodewijk Christiaan van Wachem Chairman and Director

S-2

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Global Crossing Limited

We have audited the accompanying consolidated balance sheets of Global Crossing Limited and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Crossing and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, represents in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Global Crossing Limited’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Iselin, New Jersey

March 13, 2007

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	December 31,
	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$459	$224
Restricted cash and cash equivalents	3	5
Accounts receivable, net of allowances of $43 and $49	251	225
Prepaid costs and other current assets	84	94

Total current assets	797	548

Property and equipment, net of accumulated depreciation of $407 and $242	1,132	963
Intangible assets, net (including goodwill of $2 and $0)	26	—
Other assets	89	79

Total assets	$2,044	$1,590

LIABILITIES:
Current liabilities:
Short-term debt	$6	$—
Accounts payable	283	197
Accrued cost of access	107	134
Current portion of long-term debt	6	26
Accrued restructuring costs—current portion	30	31
Deferred revenue—current portion	128	89
Other current liabilities	336	323

Total current liabilities	896	800

Debt with controlling shareholder	275	262
Long-term debt	661	361
Obligations under capital leases	106	62
Deferred revenue	163	115
Accrued restructuring costs	61	89
Other deferred liabilities	77	74

Total liabilities	2,239	1,763

SHAREHOLDERS’ DEFICIT:
Common stock, 85,000,000 shares authorized, $.01 par value, 36,609,236 and 22,586,703 shares issued and outstanding as of December 31, 2006 and 2005, respectively	—	—
Preferred stock, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued to controlling shareholder and outstanding as of December 31, 2006 and 2005	2	2
Additional paid-in capital	857	534
Accumulated other comprehensive loss	(29)	(8)
Accumulated deficit	(1,025)	(701)

Total shareholders’ deficit	(195)	(173)

Total liabilities and shareholders’ deficit	$2,044	$1,590

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

	Year Ended December 31,
	2006	2005	2004
Revenue	$1,871	$1,968	$2,487
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,120)	(1,216)	(1,731)
Real estate, network and operations	(303)	(309)	(311)
Third party maintenance	(90)	(96)	(113)
Cost of equipment sales	(65)	(55)	(45)

Total cost of revenue	(1,578)	(1,676)	(2,200)

Selling, general and administrative	(342)	(412)	(416)
Depreciation and amortization	(163)	(142)	(164)

Total operating expenses	(2,083)	(2,230)	(2,780)

Operating loss	(212)	(262)	(293)
Other income (expense):
Interest income	17	13	7
Interest expense	(106)	(99)	(45)
Other income, net	12	12	47

Loss from continuing operations before reorganization items	(289)	(336)	(284)
Net gain on preconfirmation contingencies	32	36	29

Loss from continuing operations before income taxes	(257)	(300)	(255)
Provision for income taxes	(67)	(63)	(56)

Loss from continuing operations	(324)	(363)	(311)
Income (loss) from discontinued operations, net of income tax	—	9	(25)

Net loss	(324)	(354)	(336)
Preferred stock dividends	(3)	(4)	(4)

Loss applicable to common shareholders	$(327)	$(358)	$(340)

Income (loss) per common share, basic and diluted:
Loss from continuing operations applicable to common shareholders	$(10.50)	$(16.34)	$(14.31)

Income (loss) from discontinued operations, net	$—	$0.40	$(1.14)

Loss applicable to common shareholders	$(10.50)	$(15.94)	$(15.45)

Weighted average number of common shares	31,153,152	22,466,180	22,002,858

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in millions, except share information)

	Common Stock		Preferred Stock		Other Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2003	22,000,000	$—	18,000,000	$2	$406	$(4)	$(11)	$393
Issuance of common stock from exercise of stock options	53,690	—	—	—	1	—	—	1
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	(26)	—	(26)
Amortization of stock compensation expense	—	—	—	—	28	—	—	28
Unrealized derivative loss on cash flow hedge	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(336)	(336)

Balance at December 31, 2004	22,053,690	$—	18,000,000	$2	$431	$(35)	$(347)	$51
Realization of pre-emergence valuation allowances	—	—	—	—	49	—	—	49
Issuance of common stock from exercise of stock options	194,359	—	—	—	2	—	—	2
Issuance of common stock from vested restricted stock units	338,654	—	—	—	—	—	—	—
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	19	—	19
Amortization of stock compensation expense	—	—	—	—	56	—	—	56
Unrealized derivative gain on cash flow hedge	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(354)	(354)

Balance at December 31, 2005	22,586,703	$—	18,000,000	$2	$534	$(8)	$(701)	$(173)
Realization of pre-emergence valuation allowances	—	—	—	—	66	—	—	66
Issuance of common stock shares in offering	12,000,000	—	—	—	232	—	—	232
Issuance of common stock from exercise of stock options	466,431	—	—	—	5	—	—	5
Issuance of common stock from vested restricted stock units	1,556,102	—	—	—	(1)	—	—	(1)
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(3)	—	—	(3)
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Amortization of stock compensation expense	—	—	—	—	24	—	—	24
Unrealized derivative loss on cash flow hedge	—	—	—	—	—	(8)	—	(8)
Impact of adoption of SFAS 158	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(324)	(324)

Balance at December 31, 2006	36,609,236	$—	18,000,000	$2	$857	$(29)	$(1,025)	$(195)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows provided by (used in) operating activities:
Net loss	$(324)	$(354)	$(336)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operations:
Loss (income) from discontinued operations	—	(9)	25
Loss on sale of property and equipment	2	—	2
Gain on sale of marketable securities	(1)	(2)	—
Gain on sale of assets	—	(28)	—
Non-cash income tax provision	45	56	56
Deferred income tax	21	—	—
Non-cash stock compensation expense	24	56	28
Gain on settlement of contract due to Fibernet acquisition	(16)	—	—
Depreciation and amortization	163	142	164
Provision for doubtful accounts	3	6	10
Amortization of prior period IRUs	(7)	(4)	(4)
Deferred reorganization costs	(3)	(17)	(114)
Gain on preconfirmation contingencies	(32)	(36)	(29)
Write-off of deferred financing costs	—	—	4
Changes in operating working capital	35	63	95
Other	27	5	(86)

Net cash used in operating activities	(63)	(122)	(185)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(99)	(70)	(89)
Purchases of marketable securities	(20)	—	—
Fibernet acquisition, net of cash acquired	(79)	—	—
Proceeds from sale of property and equipment	—	1	—
Proceeds from sale of discontinued operations	—	5	1
Proceeds from sale of marketable securities	4	5	19
Proceeds from sale of assets	—	63	—
Proceeds from sale of equity interest in holding companies	19	—	4
Change in restricted cash and cash equivalents	18	(8)	1

Net cash used in investing activities	(157)	(4)	(64)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	255	—	398
Proceeds from issuance of common stock	240	—	—
Proceeds from short-term borrowings with controlling shareholder	—	—	125
Repayment of long-term debt with controlling shareholder	—	—	(75)
Repayment of capital lease obligations	(19)	(13)	(17)
Proceeds from short-term debt	6	—	—
Repayment of current portion of long-term debt	(8)	(2)	—
Finance costs incurred	(24)	(2)	(21)
Proceeds from exercise of stock options	5	2	1

Net cash provided by (used in) financing activities	455	(15)	411

Net increase (decrease) in cash and cash equivalents	235	(141)	162
Net cash used by discontinued operations	—	—	(13)
Cash and cash equivalents, beginning of year	224	365	216

Cash and cash equivalents, end of year	$459	$224	$365

Cash flows from discontinued operations:
Net cash used in discontinued operating activities	$—	$—	$(7)
Cash used in investing activities—discontinued operations	—	—	(4)
Cash used in financing activities—discontinued operations	—	—	(2)

Net cash used by discontinued operations	$—	$—	$(13)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended December 31,
	2006	2005	2004
Net loss	$(324)	$(354)	$(336)
Foreign currency translation adjustment	(1)	19	(26)
Unrealized derivative gain (loss) on GCUK cash flow hedges	(8)	8	(5)
Cumulative effect of adopting SFAS 158	(12)	—	—

Comprehensive loss	$(345)	$(327)	$(367)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, number of sites, square footage,

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

The Company provides telecommunication services using a global IP-based network that directly connects more than 300 major cities in 29 countries and delivers services to more than 600 cities in 60 countries around the world. The Company serves many of the world’s largest corporations, providing a full range of managed data and voice products and services. The Company is focused on being a premier provider of global data and IP services to enterprises and carriers, and the Company’s chief operating decision maker assesses performance and allocates resources based on three separate operating segments (see Note 24).

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of GCL and its subsidiaries over which it exercises control. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results as of and for the years ended December 31, 2006, 2005 and 2004, respectively.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Reclassifications

Certain amounts in prior period consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year presentation.

In the consolidated balance sheet as of December 31, 2005, an asset retirement obligation of $7 was reclassified from “other current liabilities” to “other deferred liabilities.”

Revenue Recognition

Services

Revenue derived from telecommunication and maintenance services, including sales of capacity under operating-type leases, are recognized as services are provided. Non-refundable payments received from customers on billings made before the relevant criteria for revenue recognition are satisfied are included in deferred revenue in the accompanying consolidated balance sheets.

Operating Leases

The Company offers customers flexible bandwidth products to multiple destinations for stipulated periods of time and many of the Company’s contracts for subsea circuits are entered into as part of a service offering. Consequently, the Company defers revenue related to those circuits and amortizes the revenue over the appropriate term of the contract. Accordingly, the Company treats non-refundable cash received prior to the completion of the earnings process as deferred revenue in the accompanying consolidated balance sheets.

Telecom Installation Revenue and Costs

In accordance with SEC Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB No. 104”), the Company generally amortizes revenue related to installation services on a straight-line basis over the average contracted customer relationship (generally 24 months). In situations where the contracted period is significantly longer than the average, the actual contract term is used.

The Company capitalizes third-party line installation costs incurred by the Company for new facilities and connections from the Global Crossing network to networks of other carriers in order to provision customer orders. The costs are capitalized to deferred installation costs (current portion and long-term portions—see Note 7 and 10, respectively) and amortized using the straight-line method into depreciation and amortization over the average contracted relationship (generally 24 months). In situations where the contracted period is significantly longer, the actual contract term is used. Internal costs, including labor, incurred in the provisioning of customer orders are expensed as incurred.

Nonmonetary Transactions

The Company may exchange capacity with other capacity or service providers. In December 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No.153 on July 1, 2005 did not have a material effect on the consolidated financial position or results of operations for the three or six months ended December 31, 2005. Prior to the Company’s adoption of SFAS No. 153,

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

nonmonetary transactions were accounted for in accordance with APB No. 29 “Accounting for Nonmonetary Transactions” (“APB No. 29”), where an exchange for similar capacity is recorded at a historical carryover basis and dissimilar capacity is accounted for at fair market value with recognition of any gain or loss. There were no material gains or losses from nonmonetary transactions for the years ended December 31, 2006, 2005 and 2004.

Gross vs Net Revenue Recognition

The Company follows the guidance of Emerging Issues Task Force (“EITF”) No. 99-19 “Recording Revenue Gross as a Principal versus Net as an Agent,” in its presentation of revenue and costs of revenue. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations. If the Company does not act as a principal in the transaction, the transactions are recorded on a net basis in the consolidated statement of operations.

Operating Expenses

Cost of Access

The Company’s cost of access primarily comprises usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities. The Company’s policy is to record access expense as services are provided by vendors.

The recognition of cost of access expense during any reported period involves the use of significant management estimates and requires reliance on non-financial systems given that bills from access vendors are generally received significantly in arrears of service being provided. Switched voice traffic costs are accrued based on the minutes recorded by the Company’s switches, multiplied by the estimated rates for those minutes for that month. Leased line access costs are estimated based on the number of circuits and the average circuit cost, according to the Company’s leased line inventory system, adjusted for contracted rate changes. Upon final receipt of invoices, the estimated costs are adjusted to reflect actual expenses incurred. At December 31, 2006 and 2005, approximately $107 and $134, respectively, was accrued related to estimated switched voice and leased line access costs and other access related costs.

Disputes

The Company performs monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of bills, comparing billed rates with rates used by the cost of access expense estimation systems during the cost of access monthly close process, evaluating the trend of invoiced amounts by vendors, and reviewing the types of charges being assessed. If the Company concludes that it has been billed inaccurately, it will dispute the charge with the vendor and begin resolution procedures. The Company records a charge to the cost of access expense and a corresponding increase to the access accrual based on historical loss rates for the particular type of dispute. If the Company ultimately reaches an agreement with an access vendor to settle a disputed amount which is different than the corresponding accrual, the Company recognizes the difference in the period in which the settlement is reached as an adjustment to cost of access expense.

Operating Leases

The Company maintains commitments for office and equipment space, automobiles, equipment rentals, network capacity contracts and other leases, under various non-cancelable operating leases. The lease

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

agreements, which expire at various dates through 2119, are subject, in many cases, to renewal options and provide for the payment of taxes, utilities and maintenance. Certain lease agreements contain escalation clauses over the term of the lease related to scheduled rent increases resulting from the pass through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. In accordance with SFAS No. 13, “Accounting for Leases” the Company recognizes rent expense on a straight-line basis and records a liability representing the rent expensed but not invoiced in other deferred liabilities. Any leasehold improvements related to operating leases are amortized over the lesser of their economic lives or the remaining lease term. Rent-free periods and other incentives granted under certain leases are charged to rent expense on a straight-line basis over the related terms of such leases.

See Note 22 for the Company’s estimated future minimum lease payments and rental expense on operating leases.

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents (Current and Long-Term)

The Company considers cash in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents and restricted cash and cash equivalents are stated at cost, which approximates fair value. Restricted cash balances, comprised of various rental guarantees, performance bonds and deposits, were $6 and $23 at December 31, 2006 and 2005, respectively, of which $3 and $18 are included in other assets.

Allowance for Doubtful Accounts and Sales Credits

The Company provides allowances for doubtful accounts and sales credits. Allowances for doubtful accounts are charged to selling, general, and administrative expenses, while allowances for sales credits are charged to revenue. The adequacy of the reserves is evaluated monthly by the Company utilizing several factors including the length of time the receivables are past due, changes in the customer’s credit worthiness, the customer’s payment history, the length of the customer’s relationship with the Company, the current economic climate, and current industry trends. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on accounts not already included under the specific reserve requirement utilizing past loss experience and the factors previously mentioned. Service level requirements are assessed to determine sales credit requirements where necessary. Allowances were $43 and $49 as of December 31, 2006 and 2005, respectively. Changes in the financial viability of significant customers, worsening of economic conditions and changes in the Company’s ability to meet service level requirements may require changes to its estimate of the recoverability of the receivables. Such changes in estimates are recorded in the period in which these changes become known.

Property and Equipment, net

Property and equipment, net, which includes amounts under capitalized leases, were stated at their estimated fair values as of the Effective Date as determined by the Company’s reorganization value. Purchases of property and equipment, net, including amounts under capital leases, subsequent to the Effective Date are stated at cost, net of depreciation and amortization. Major enhancements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to the capital project’s completion are reflected as construction in progress, which is reclassified to property and equipment at the date the project is complete. Direct internal costs of constructing or installing property and equipment are capitalized.

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements and assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Estimated useful lives of the Company’s property and equipment are as follows as of December 31, 2006:

Buildings	10-40 years
Leasehold improvements	Lesser of 20 years or remaining lease term
Furniture, fixtures and equipment	3-7 years
Transmission equipment	3-25 years

When property or equipment is retired or otherwise disposed of, the cost and accumulated depreciation is relieved from the accounts, and resulting gains or losses is reflected in net loss.

In accordance with SFAS No. 144, the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. The amount of any impairment then recognized would be calculated as the difference between the fair value and the carrying value of the asset. As a result of continued operating losses and negative cash flows during 2006, management performed a recoverability test of the Company’s long-lived assets as of December 31, 2006. The results of the test indicate that no impairment of the Company’s long-lived assets exists.

Internally Developed Software

The Company capitalizes the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of between 3 to 5 years. During 2006 the Company capitalized $5 of internal labor incurred to develop internal-use software. Capitalized costs are included in property and equipment in the consolidated balance sheet.

Intangibles

Intangibles consist primarily of customer contracts, customer relationships and internally developed software and goodwill primarily attributable to the assembled work force related to the 2006 acquisition of Fibernet Group Plc (“Fibernet”). The fair values attributable to the identified intangibles as of the acquisition date were based on a number of significant assumptions as determined by the Company and its independent appraisal expert. Identifiable intangible assets with finite lives will be amortized under the straight-line method over their applicable estimated useful lives (see Note 9). Goodwill and intangibles with indefinite lives are not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). The Company did not performed this impairment review during the year ended December 31, 2006 since the acquisition of Fibernet occurred in the fourth quarter of 2006.

Deferred Financing Costs

Costs incurred to obtain financing through the issuance of the GCUK Notes, Working Capital Facility and 5% Convertible Notes (as defined in Note 12) have been reflected as an asset included in “other assets” in the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

accompanying December 31, 2006 and 2005 consolidated balance sheets (see Note 10). The financing costs relating to the debt is being amortized to interest expense over the lesser of the term or the expected payment date of the debt obligation using the effective interest rate method.

Costs incurred to restructure the debt with ST Telemedia and its subsidiaries during 2004 were expensed as incurred and are included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations. The unamortized deferred financing fees for the restructured debt of $4 have been written off and are included in “other income, net” for the year ended December 31, 2004.

Restructuring

The Company initiated restructuring programs commencing in August 2001, October 2004 and October 2006, which have continued through December 31, 2006. The components of the restructuring liability represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans (see Note 3 for further information on the Company’s restructuring plans). The restructuring programs commencing in August 2001 were recorded in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) through January 1, 2003, when the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under EITF 94-3, certain exit costs, including severance costs, were accrued upon management’s commitment to an exit plan, which is generally before the exit activity has occurred. The Company has applied the provisions of SFAS No. 146 to any exit or disposal activities initiated after December 31, 2002, except for restructuring programs related to purchase business combinations. Restructuring programs related to purchase business combinations are recorded in accordance with EITF No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” which require costs associated with exit or disposal activities of the acquired company to be recognized as an acquired liability included in the allocation of acquisition cost. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities.

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

The Company has entered into a cross-currency interest rate swap transaction to minimize exposure to any dollar/sterling currency fluctuations related to interest payments on the $200 United States (“U.S.”) dollar- denominated GCUK Notes (see Note 12). The cross-currency interest rate swap is classified as a cash flow hedge in accordance with SFAS No. 133. The Company measures the effectiveness of this derivative instrument on a cumulative basis, comparing changes in the cross-currency interest rate swap’s cash flows since inception with

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

changes in the hedged item’s cash flows (the interest payment on the $200 U.S. dollar-denominated GCUK Notes). The fair value of the cash flow hedge is recorded to “other deferred liabilities” and “other current liabilities” at December 31, 2006 and “prepaid costs and other current assets” and “other assets” at December 31, 2005. For the year ended December 31, 2006 and 2005, unrealized gains (losses) from the cross-currency interest rate swap were $(5) and $3, respectively, recognized in shareholders’ deficit as accumulated other comprehensive loss (see Notes 12 and 21).

Fair Value of Financial Instruments

The Company does not enter into financial instruments for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities, other than marketable securities, approximate their fair value due to their short maturities. The fair value of marketable securities, short-term investments, the GCUK Notes, GCUK Notes cross-currency interest rate swap, foreign exchange forward contract, Convertible Notes and the 5% Convertible Notes are based on market quotes, current interest rates, or management estimates, as appropriate. (see Note 21).

Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred when a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the associated fixed asset.

Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that a portion of the deferred tax asset balance will not be realized. Certain of the Company’s United Kingdom (“U.K.”) deferred tax assets have been recognized due to positive evidence of the future realization of those assets. During 2006 the Company increased its valuation allowance to reduce the U.K. deferred tax assets from $30 to $9 to reflect the amount considered more likely than not to be realized.

The Company’s reorganization has resulted in a significantly modified capital structure as a result of applying fresh-start accounting in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, (“SOP 90-7”) on the Effective Date. Fresh-start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods. Specifically, fresh start accounting requires the reversal of such allowances to be recorded as a reduction of intangible assets established on the Effective Date until exhausted, and thereafter as additional paid in capital (see Note 15). This treatment does not result in any change in liabilities to taxing authorities or in cash flows.

At each period end, it is necessary for the Company to make certain estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The impact of these revisions is recorded in income tax expense or benefit in the period in which they become known.

Foreign Currency Translation and Transactions

For transactions that are in a currency other than the entity’s functional currency, translation adjustments are recorded in the accompanying consolidated statements of operations. For those subsidiaries not using the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense transactions are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of shareholders’ deficit and are reflected in the accompanying consolidated statements of comprehensive loss. Translation differences resulting from the effect of exchange rate changes on cash and cash equivalents were immaterial and are not reflected separately in the Company’s consolidated statements of cash flows for each of the periods presented.

The Company’s foreign exchange transaction gains (losses) included in “other income, net” in the consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004 were $6, $(23), and $39, respectively.

Loss Per Common Share

Basic loss per common share (“EPS”) is computed as loss from continuing operations available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss from continuing operations applicable to common shareholders includes preferred stock dividends for the years ended December 31, 2006, 2005, and 2004 respectively. (see Note 17).

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” (“SFAS 123R”) using the modified prospective method. SFAS 123R requires all share-based awards granted to employees to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Prior to the adoption of SFAS 123R, stock-based compensation expense was recognized using the fair value provisions of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) which the Company adopted on December 9, 2003. The fair value method under SFAS 123R is similar to the fair value method under SFAS 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS 123R requires an estimate of future forfeitures whereas SFAS 123 permitted recognizing the impact of the forfeitures as they occur. As the Company estimated the impact of future forfeitures for its share-based payment plans upon adoption of SFAS 123, there was no impact on the Company’s consolidated results of operations or financial position. SFAS 123R also requires the realization of tax benefits in excess of amounts recognized for financial reporting purposes to be recognized as a financing activity rather than an operating activity in the consolidated statement of cash flows. Currently only the Company’s Global Crossing (UK) Telecommunications Limited subsidiary (together with its subsidiaries, “GCUK”) has the ability to realize any tax benefits.

Certain stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period). The fair value of the awards is determined using a single expected life for the entire award (the average expected life for the awards that vest on different dates). The Company recognizes the related compensation cost of such awards on a straight-line basis; provided that the amount amortized at any given date may be no less than the portion of the award vested as of such date.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The following are the assumptions used to calculate the weighted average fair value of stock options granted for the years ended December 31, 2005 and 2004. For the years ended December 31, 2005 and 2004, the volatility assumption used represents a mean-average of the Company’s stock volatility and an average of those used by a select group of telecommunications companies. There were no stock options granted in 2006.

	Year ended December 31,
	2005	2004
Dividend yield	0%	0%
Expected volatility	86%	86%
Risk-free interest rate	3.75%	3.49%
Expected life (years)	5	5
Weighted average fair value of options granted	$13.72	$10.68

Concentration of Credit Risk

The Company has some concentration of credit risk among its customer base. The Company’s trade receivables, which are unsecured, are geographically dispersed and include customers both large and small and in numerous industries. Trade receivables from the carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. At December 31, 2006 and 2005, the Company’s trade receivables related to the carrier sales channel represented approximately 56% and 57%, respectively, of the Company’s consolidated receivables. Also as of December 31, 2006 and 2005, the Company’s receivables due from various agencies of the U.K. Government together represented approximately 15% and 18%, respectively, of consolidated receivables. The Company performs ongoing credit evaluations of its larger customers’ financial condition. The Company maintains a reserve for potential credit losses, based on the credit risk applicable to particular customers, historical trends and other relevant information. As of December 31, 2006 and 2005, no one customer accounted for more than 9% or 7%, respectively, of consolidated accounts receivable, net.

Pension Benefits

The Company has contributory and non-contributory employee pension plans available to qualified employees. On December 31, 2006 the Company adopted SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). The Company is required to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. FAS 158 also requires an entity to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 19).

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other non-owner related charges in equity not included in net income (loss), such as unrealized gains and losses on marketable securities classified as available for sale, foreign currency translation adjustments related to foreign subsidiaries, changes in the unrealized gains and losses on cash flow hedges and the impact of recognizing changes of the funded status of pension plans as a result of adopting FAS 158.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was $3, $3, and $1 for the years ended December 31, 2006, 2005, and 2004, respectively, and is included in selling, general and administrative expenses as reported in the consolidated statements of operations.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”) in July 2006. This interpretation states that an “enterprise shall initially recognize the financial statement effects of a tax position where it is more likely than not, based on the technical merits, that the position will be sustained upon examination.” “More likely than not” is defined as a likelihood of greater than 50% based on the facts, circumstances, and information available at the reporting date. FIN 48 is effective January 1, 2007 for the Company. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of accumulated deficit. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s financial statements.

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

3. RESTRUCTURING

2006 Restructuring Plan

The Company adopted a restructuring plan as a result of the Fibernet acquisition (see Note 4) which terminates redundant Fibernet employees and terminates and or restructures certain Fibernet facility lease agreements. As a result of these efforts the Company expects to incur cash restructuring costs of approximately $3 for severance and related benefits in connection with anticipated workforce reductions and additional $1 for real estate consolidation. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. It is anticipated that payment in respect of the restructuring activities related to workforce reductions and real estate consolidation will continue through 2007 and 2010, respectively. The table below reflects the activity associated with the restructuring reserve from the acquisition date through December 31, 2006.

	Employee Separations	Facility Closings	Total
Balance at October 11, 2006	$3	$1	$4
Deductions	(2)	—	(2)

Balance at December 31, 2006	$1	$1	$2

2004 Restructuring Plans

During the first three quarters of 2004, the Company adopted restructuring plans to combine previously segregated customer support functions for greater efficiency and to allow the sales force to increase its focus on customer acquisition rather than retention, to consolidate staff locations to reduce overhead charges and improve functional efficiency, and to achieve certain other targeted reductions. The plans resulted in the elimination of approximately 100 employees and closure of one facility. As a result, the Company recorded $3 of restructuring charges, of which $2 related to severance and related benefit obligations related to the eliminated employees and $1 related to facility closure costs, net of estimated sublease rentals. All amounts accrued under these restructuring plans were paid during 2004.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

In light of the adverse conditions in the telecommunications industry, particularly the continued pricing pressures for telecommunications services, the Company’s Board of Directors approved a restructuring plan on October 8, 2004 that defined exit strategies for a number of unprofitable and non-strategic parts of the business. The plan resulted in approximately 400 reductions in headcount across a range of business functions and job classes, principally the North American operations, and the closure of one facility. As a result of these efforts, the Company incurred cash restructuring charges of approximately $11 for severance and related benefits in connection with the anticipated workforce reductions and an additional $1 for real estate consolidation. All amounts incurred for employee separations have now been paid and it is anticipated that payments in respect of real estate consolidation will continue through 2008. At December 31, 2006, the Company’s restructuring liability related to these plans was less than $1.

The table below reflects the activity associated with the restructuring reserve relating to the 2004 restructuring plans for the years ended December 31, 2006 and 2005:

	Employee Separations	Facility Closings	Total
Balance at January 1, 2005	$6	$1	$7
Deductions	(6)	—	(6)

Balance at December 31, 2005	—	1	1
Deductions	—	(1)	(1)

Balance at December 31, 2006	$—	$—	$—

2003 and Prior Restructuring Plans

Prior to the Company’s emergence from bankruptcy on December 9, 2003, the Company adopted certain restructuring plans as a result of the slow down of the economy and telecommunications industry, as well as its efforts to restructure while under Chapter 11 bankruptcy protection. As a result of these activities, the Company eliminated approximately 5,200 positions and vacated over 250 facilities. All amounts incurred for employee separations were paid as of December 31, 2004 and it is anticipated that the remainder of the restructuring liability, all of which relates to facility closings, will be paid through 2025.

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $372 as of December 31, 2006), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2006, anticipated third-party sublease receipts were $286, representing $122 from subleases already entered into and $164 from subleases projected to be entered into in the future.

During the year ended December 31, 2005, the Company increased its restructuring reserve for facility closings by $18 due to changes in estimated sublease income and operating expenses related to restructured facilities. The Company continues to review the anticipated costs and third-party sublease payments on a quarterly basis and records adjustment for changes in these estimates in the period such changes become known.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the years ended December 31, 2006 and 2005:

Facility Closings
Balance at January 1, 2005	$152

Change in estimated liability	18
Deductions	(33)
Foreign currency impact	(18)

Balance at December 31, 2005	119

Accretion	2
Change in estimated liability	(6)
Deductions	(37)
Foreign currency impact	11

Balance at December 31, 2006	$89

Included in the $37 of deductions in 2006 are approximately $6 related to the purchase by the Company of a partially restructured technical facility and approximately $31 related to third-party lease payments net of third party sublease receipts. Upon transfer of ownership of the technical facility, the Company’s building lease obligation and remaining facilities closing reserves were extinguished.

4. ACQUISITIONS

On October 11, 2006, the Company announced it had received 91% acceptance of its offer to purchase the then issued and outstanding share capital of Fibernet, thereby making the offer unconditional and taking control of Fibernet. The total purchase price including direct costs of the acquisition was approximately 52 pounds sterling (approximately $97). Fibernet is a provider of specialist telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. The Company purchased Fibernet to expand its presence as a provider of telecommunications services in those markets. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Fibernet’s operations have been included in the consolidated financial statements as of October 11, 2006.

In connection with the Fibernet acquisition, the Company recorded a non-cash, non-taxable gain from the deemed settlement termination of existing Indefeasible Right of Use (“IRU”) and telecom services agreements with Fibernet. Under these agreements, the Company earned revenues that, based on current market rates at the acquisition date, were favorable to the Company. In accordance with EITF 04-1, “Accounting for Pre-Existing Relationships between the Parties to a Business Combination” (“EITF 04-1”), the Company recognized a $16 gain ($13 recorded as goodwill and $3 as a reduction in pre-acquisition deferred revenue), representing the net present value of the favorable portion of the distribution fee over the remaining life of the agreements. This gain is included in other income, net in the consolidated statement of operations.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The following table summarizes the allocation of the acquisition cost, including direct costs of the acquisition, to the assets acquired and liabilities assumed at the date of acquisition, based on their estimated fair values.

At October 11, 2006
Cash and cash equivalents	$18
Accounts receivable, net	19
Other current assets	5
Property, plant, and equipment, net	108
Other assets	2
Intangible assets	24
Goodwill	2

Total assets acquired	178

Deferred revenue—current portion	19
Other current liabilities	18
Deferred revenue	27
Other liabilities	4

Total liabilities assumed	68

Net assets acquired	$110

Of the $24 of acquired intangible assets (9-year weighted-average useful life), $21, $2, and $1 were assigned to customer relationships (10-year weighted-average useful life), customer contracts (4-year weighted-average useful life) and internally developed software (2-year weighted-average useful life), respectively.

The $2 of goodwill was assigned to the enterprise, carrier data and indirect channel segment. None of the goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Fibernet had occurred at January 1, 2006 and 2005, respectively:

	Twelve months ended December 31,
	2006	2005
Revenue	$1,928	$2,040
Loss applicable to common shareholders	$329	$365
Loss applicable to common shareholders per common share—basic and diluted	$10.56	$16.25

5. DISCONTINUED OPERATIONS AND DISPOSITIONS

Sale of Global Marine and SB Submarine Systems Company Ltd (“SBSS”)

Prior to August 13, 2004, the Company owned a business segment engaged in the subsea cable installation and maintenance business: Global Marine Systems Limited (together with its subsidiaries, “Global Marine”). During the third quarter of 2004, the Company completed the sale of Global Marine to Bridgehouse Marine Limited (“Bridgehouse”) for consideration of $1. No gain or loss was recorded on the sale. During the third quarter of 2005, the Company completed the transfer of its forty-nine percent shareholding in SB Submarine Systems Company Ltd. (“SBSS”), a joint venture primarily engaged in the subsea cable installation and

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

maintenance business in China, to Bridgehouse for consideration of $14 and recognized a gain of $8 on the sale. For the year ended December 31, 2005, the Company recognized $9 of income from discontinued operations including the $8 million gain on the sale of our equity interest in SBSS.

The operating results for Global Marine and SBSS were as follows for the year ended December 31, 2004:

Year Ended December 31, 2004
Revenue	$70
Operating expenses	(100)

Operating loss	(30)
Interest expense, net	(7)
Other income, net	12

Loss from discontinued operations	$(25)

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2006	2005
Accounts receivable:
Billed	$230	$202
Unbilled	64	72

Total accounts receivable	294	274
Allowances	(43)	(49)

Accounts receivable, net of allowances	$251	$225

The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. The Company is exposed to concentrations of credit risk from other telecommunications providers (see Note 2).

7. PREPAID COSTS AND OTHER CURRENT ASSETS

Prepaid costs and other current assets consist of the following:

	December 31,
	2006	2005
Prepaid capacity and operations, administration and maintenance costs and deferred installation costs	$21	$26
Prepaid taxes, including value added taxes in foreign jurisdictions	24	22
Prepaid rents and deposits	10	10
Deferred tax assets	—	9
Marketable securities	7	—
Other	22	27

Total prepaid costs and other current assets	$84	$94

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

8. PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2006	2005
Land	$5	$5
Buildings	71	37
Leasehold improvements	47	60
Furniture, fixtures and equipment	90	40
Transmission equipment	1,295	1,035
Construction in progress	31	28

Total property and equipment	$1,539	$1,205
Accumulated depreciation	(407)	(242)

Property and equipment, net	$1,132	$963

As disclosed in Note 2, the Company adjusted its carrying value of property and equipment to their estimated fair values at the Effective Date. The Company engaged an independent appraisal expert to assist in the preliminary allocation of the Company’s value to its property and equipment.

Assets recorded under capital lease agreements included in property and equipment consisted of $109 and $36 of cost less accumulated depreciation of $27 and $11 at December 31, 2006 and 2005, respectively.

Labor related to internally developed software in the amount of $5 and $0 was capitalized at December 31, 2006 and December 31, 2005, respectively. The accumulated depreciation related to internal labor was less than $1.

Depreciation and amortization expense related to property and equipment and third-party line installation costs (see Note 2) for the years ended December 31, 2006, 2005 and 2004 was approximately $163, $142, and $154, respectively.

9. INTANGIBLES

Intangible assets, net consist of the following:

	Estimated Useful Life	December 31, 2006
Goodwill	—	$2
Customer contracts	4 yrs	2
Customer relationships	10 yrs	21
Internally developed software	1-2 yrs	1

Intangible assets, net		$26

At December 31, 2006 the accumulated amortization of intangibles was $1.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The following table projects the expected future amortization of the above intangible assets for the next five years:

Year Ending December 31,
2007	$4
2008	3
2009	3
2010	3
2011	2

$15

10. OTHER ASSETS

Other assets consist of the following:

	December 31,
	2006	2005
Restricted cash—long term portion	$3	$18
Deferred tax assets	9	13
Deferred finance costs, net	31	17
Deferred installation costs—long-term portion	6	6
Marketable securities	10	—
Other	30	25

Total other assets	$89	$79

11. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2006	2005
Accrued taxes, including value added taxes in foreign jurisdictions	$86	$97
Accrued payroll, bonus, commissions, and related benefits	30	57
Accrued professional fees	24	20
Accrued interest	40	19
Accrued real estate and related costs	16	10
Accrued capital expenditures	14	16
Current portion of capital lease obligations	32	14
Income taxes payable	5	10
Accrued operations, administration & maintenance costs	8	7
Deferred reorganization costs(1)	4	8
Customer deposits	26	9
Other	51	56

Total other current liabilities	$336	$323

(1)

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

12. DEBT

Outstanding debt obligations consist of the following:

	December 31,
	2006	2005
GCUK senior secured notes	$508	$381
Mandatory convertible notes with controlling shareholder	275	262
5% convertible notes	144	—
Other	17	11
Add: unamortized premium on GCUK senior secured notes issued December 28, 2006	9	—
Less: unamortized discount on GCUK senior secured notes issued December 23, 2004	(5)	(5)

Total debt obligations	948	649
Less: current portion of long term debt and short term debt	(12)	(26)

Non-current debt obligations	$936	$623

GCUK Senior Secured Notes

On December 23, 2004, Global Crossing (UK) Finance PLC (“GCUK Finance”), a special purpose financing subsidiary of the Company’s Global Crossing (UK) Telecommunications Limited subsidiary (together with its subsidiaries, (“GCUK”) issued $200 in aggregate principal amount of 10.75% U.S. dollar denominated senior secured notes and 105 pounds sterling aggregate principal amount of 11.75% pounds sterling denominated senior secured notes (collectively, the “GCUK Notes”)). The dollar and sterling denominated notes were issued at a discount of approximately $3 and 2 pounds sterling, respectively. The GCUK Notes mature on the tenth anniversary of their issuance. Interest is payable in cash semi-annually on June 15 and December 15.

On December 28, 2006, GCUK Finance issued an additional 52 pounds sterling aggregate principal amount of pound sterling denominated GCUK Notes. The additional notes were issued at a premium of approximately 5 pounds sterling, which resulted in the Company receiving gross proceeds, before underwriting fees, of approximately $111 million.

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

GCUK Finance may redeem the GCUK Notes in whole or in part, at any time on or after December 15, 2009 at redemption prices decreasing from 105.375% (for the dollar denominated notes) or 105.875% (for the pounds sterling denominated notes) in 2009 to 100% of the principal amount in 2012 and thereafter. At any time before December 15, 2009, GCUK Finance may redeem either series of notes, in whole or in part, by paying a “make-whole” premium, calculated in accordance with the GCUK Notes indenture. GCUK Finance may also redeem up to 35% of the principal amount of either series of notes before December 15, 2007 using the proceeds of certain equity offerings. GCUK Finance may also redeem either series of notes, in whole but not in part, upon certain changes in tax laws and regulations.

The GCUK Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. The indenture governing the GCUK Notes limits GCUK’s ability

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

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

Within 120 days after the end of the period beginning on December 23, 2004 and ending December 31, 2005 and for each twelve month period thereafter, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. On April 18, 2006, GCUK commenced its Annual Repurchase Offer for the period December 23, 2004 to December 31, 2005 and offered to purchase 15 pounds sterling (approximately $26) of GCUK Notes, including accrued interest. The Annual Repurchase Offer expired on May 17, 2006 with no GCUK Notes tendered. In respect of the 2006 Annual Repurchase Offer, GCUK does not anticipate having to purchase any of the GCUK Notes as a result of not meeting the stipulated cash flow requirement.

A loan or dividend payment by GCUK to the Company and its affiliates is a restricted payment under the indenture governing the GCUK Notes. Under the indenture such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test; (ii) may generally be made only within ten business days of consummation of each Annual Repurchase Offer; and (iii) would generally be limited to 50% of GCUK’s Designated GCUK Cash Flow plus the portion, if any, of the applicable Annual Repurchase Offer that the holders of the notes decline to accept. In addition, so long as GCUK is not then in default under the indenture, GCUK may make up to 10 pounds sterling (approximately $20) in the aggregate in restricted payments in excess of 50% of Designated GCUK Cash Flow for a given period; provided that any such excess payments shall reduce the amount of restricted payments permitted to be paid out of future Designated GCUK Excess Cash Flow. Under the Convertible Notes indenture, loans from GCUK made to the Company or the Company’s other subsidiaries must be subordinated to the payment of obligations under the Convertible Notes. The terms of any inter-company loan by GCUK to the Company or the Company’s other subsidiaries are required by the GCUK Notes indenture to be at arm’s length and must be agreed to by the board of directors of GCUK, including its independent members. In the exercise of their fiduciary duties, GCUK’s directors will require GCUK to maintain a minimum cash balance in an amount they deem prudent.

GCUK Notes Currency Hedge

In order to better manage the Company’s foreign currency risk, the Company entered into a five-year cross- currency interest rate swap transaction with an affiliate of Goldman Sachs & Co. to minimize exposure of any dollar/sterling currency fluctuations related to interest payments on the $200 dollar denominated GCUK Notes. The swap transaction converts the U.S. dollar currency rate on interest payments to a specified pound sterling amount. In addition, the hedge counterparty has been granted a security interest in the collateral securing the GCUK Notes ranking equally with the security interest holders of the GCUK Notes. The hedging arrangements are subject to early termination upon events of default under the indenture governing the GCUK Notes.

For accounting purposes, the cross-currency interest rate swap is classified as a cash flow hedge in accordance with SFAS No. 133, and as a result, any unrealized gains or losses from changes in fair value are recorded in the stockholders’ equity section in the balance sheet as other comprehensive income (loss). As of December 31, 2006 and 2005, the Company recognized gains (losses) of $(8) and $8, respectively in other comprehensive loss related to the GCUK cross-currency interest rate swap.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Mandatory Convertible Notes with Controlling Shareholder

On December 23, 2004, GCL issued $250 aggregate principal amount of 4.7% payable-in-kind mandatory convertible notes (the “Convertible Notes”) to subsidiaries of the Company’s controlling shareholder, ST Telemedia. The Convertible Notes mandatorily convert into common equity on the fourth anniversary of their issuance. Interest accrues at 4.7% per annum and the Company is permitted (and intends) to pay interest by issuing additional Convertible Notes. There are no sinking fund requirements. The holders of the Convertible Notes have the right to convert them into common shares of GCL at any time prior to their maturity date. Any Convertible Note that is not converted into common shares of GCL prior to the maturity date will convert automatically into common shares on the maturity date. The number of common shares of GCL to be issued upon conversion of the Convertible Notes will be determined by dividing the principal amount converted (together with any accrued but unpaid interest) by the “Conversion Price.” The initial conversion price is $18.60 per share. The terms of the Convertible Notes contain customary provisions for the adjustment of the Conversion Price in the event that the Company declares a stock dividend or stock split or any recapitalization, reorganization or similar transaction. In the event that the Company is unable to deliver common shares of GCL at maturity of the Convertible Notes or upon receiving a notice of conversion from a holder of the Convertible Notes, as the result of any law, rule or regulation or administrative proclamation or any other reason (a “Conversion Restriction”), the Company is required to pay accrued interest in cash on those Convertible Notes at a rate of 11% (calculated retroactively from the December 23, 2004 issue date), provided that upon a sale or transfer of Convertible Notes by ST Telemedia or any of its subsidiaries to any third party, the initial interest rate of 4.7% will be reinstated upon the original terms of the Convertible Notes. If the Company is unable to deliver common shares of GCL on the maturity date, the Company is required to redeem the Convertible Notes for $250 cash, plus accrued cash interest at 11% (calculated retroactively from December 23, 2004). The Company could also be required to repay the Convertible Notes in cash if the Company were to default on the indenture governing the Convertible Notes. Due to the possibility of a Conversion Restriction, the Company accounts for interest on the Convertible Notes by accruing at the 11% rate. However, at such time, if any, as the Convertible Notes are converted into common shares of New GCL, all amounts accrued for interest and principal on the applicable Convertible Notes will be reclassified to common stock and additional paid in capital in the Company’s consolidated balance sheet. During the year ended December 31, 2006, $13 of accrued interest related to the Convertible Notes was converted to additional Convertible Notes. This represents interest accrued through December 29, 2006, calculated at the 4.7% annual rate that applies in the absence of a Conversion Restriction.

The Convertible Notes are guaranteed by the majority of the Company’s existing subsidiaries, except for GCUK and its subsidiaries and are equal in right of payment with all other senior indebtedness of GCL (including the 5% Convertible Notes) and its subsidiaries (including one or more working capital facilities in aggregate principal amount of up to $150) and with a limited amount of certain other senior indebtedness of the Company and its subsidiaries. Payment of the Convertible Notes is secured by a lien on substantially all the assets of the Company and its material subsidiaries, except for GCUK’s assets and the assets of its subsidiaries, such lien to be second priority to the lien of any working capital facilities if and when such working capital facilities are provided.

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

The Convertible Notes were issued under an indenture which includes covenants and events of default that are customary for high-yield senior note issuances. These provisions include: (i) limitations on the indebtedness

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

of Company and its subsidiaries (other than GCUK, GC Impsat and their subsidiaries); (ii) limitations on dividends and other payments to equity holders and subordinated debt (including ST Telemedia); (iii) limitations on investments and sale and leaseback transactions; (iv) restrictions on asset sales, consolidations, and mergers; (v) limitations on granting additional liens; and (vi) limitations on transactions with affiliates. The covenants permit the Company to enter into one or more working capital facilities and have limited exceptions, baskets, and carve-outs. The limitation on indebtedness covenant, in particular, permits the incurrence of the following: (i) up to $150 in additional debt under one or more working capital facilities (subject to, among other things, an intercreditor agreement in form and substance satisfactory to the Convertible Notes holder governing intercreditor matters such as the terms of the subordination of certain liens securing the Convertible Notes to liens securing such facility); (ii) up to $50 in purchase money debt or capital lease obligations; (iii) up to $50 of additional indebtedness not otherwise permitted to be incurred; and (iv) additional subordinated debt if we satisfy the leverage ratio specified in the indenture, although the Company does not expect to satisfy that ratio for the foreseeable future. Waivers previously granted by ST Telemedia have allowed the Company to exceed the $50 purchase money debt basket, although the Company requires ST Telemedia’s consent to incur additional such debt.

5% Convertible Notes

On May 30, 2006, the Company completed a public offering of $144 aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) for total gross proceeds of $144. The 5% Convertible Notes rank equal in right of payment with any other senior indebtedness of Global Crossing Limited, except to the extent of the value of any collateral securing such indebtedness. The notes were priced at par value, mature on May 15, 2011, and accrue interest at 5% per annum, payable semi-annually on May 15 and November 15 of each year. The 5% Convertible Notes may be converted at any time prior to maturity at the option of the holder into shares of the Company’s common stock at a conversion price of approximately $22.98 per share. At any time prior to maturity, the Company may unilaterally and irrevocably elect to settle the Company’s conversion obligation in cash and, if applicable, shares of the Company’s common stock, calculated as set forth in the indenture governing the 5% Convertible Notes. During the twelve months ended May 20, 2009 and May 20, 2010, the Company may redeem some or all of the 5% Convertible Notes for cash at a redemption price equal to 102% and 101%, respectively, of the principal amount being redeemed, plus accrued and unpaid interest. The Company has no right to redeem the 5% Convertible Notes prior to May 20, 2008. The Company may be required to repurchase, for cash, all or a portion of the notes upon the occurrence of a fundamental change (i.e., a change in control or a delisting of the Company’s common stock) at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in a transaction constituting a fundamental change.

Concurrent with the closing of the 5% Convertible Notes offering the Company purchased a portfolio of U.S. treasury securities with total face value of $21 for $20, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes. At December 31, 2006, these securities are included in prepaid costs and other current assets ($7) and other assets ($10) (see Notes 7 and 10).

Working Capital Facility

On May 10, 2006, through certain of the Company’s U.S. subsidiaries (the “W/C Facility Borrowers”), the Company entered into a $55 working capital facility (the “Working Capital Facility”) with Bank of America, N.A. (the “Agent”) and other lenders participating from time to time. The Working Capital Facility, which expires on May 9, 2009, provides for a secured revolving line of credit of up to $55; provided that the availability is limited to $35 under certain conditions. The W/C Facility Borrowers can borrow up to (i) 85% of their eligible billed accounts receivable and (ii) 60% of their eligible unbilled accounts receivable (not to exceed $25 in unbilled accounts receivable), to the extent the aggregate of such amounts exceed a $20 availability block and

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

other reserve amounts that may be set aside by the Agent. Facility fees and other fees are payable for the duration of the facility. Borrowings under the Working Capital Facility will be used for commercial letters of credit and to fund the Company’s ongoing working capital requirements including operating losses, debt service and capital expenditures. The Working Capital Facility effectively allows for borrowing at rates equal to LIBOR plus 2.5% to 3.0% or the lender’s prime rate plus 1.0% to 1.5%. The actual rate will depend upon the Company’s consolidated restricted cash and the availability under the facility. The facility is secured by (i) guarantees from substantially all of the Company’s North American subsidiaries (together with the W/C Facility Borrowers, the “W/C Facility Loan Parties”), (ii) a pledge of the W/C Facility Loan Parties’ outstanding common shares, and (iii) a first lien on accounts receivable and other assets of the W/C Facility Loan Parties, subject to an intercreditor agreement with the trustee under the indenture for the Convertible Notes. The Working Capital Facility includes, among other things, certain financial covenants. The Working Capital Facility can be terminated by the Company at any time without penalty and can be terminated by the lenders ninety days prior to the maturity of the Convertible Notes if the lenders have not received reasonable assurance that such notes will convert to equity. As required by the terms of the restructuring agreement among the Company and certain subsidiaries of ST Telemedia dated October 8, 2004, the Company incurred and paid a consent fee of $1 to an ST Telemedia subsidiary in connection with such subsidiary’s execution of the intercreditor agreement and resultant subordination of its security interest in the collateral which also secures the Working Capital Facility. At December 31, 2006, the Company has $1 of borrowings and $9 remaining available (after deduction of letters of credit issued) under the Working Capital Facility.

During the course of 2006, the Company entered into various amendments to the Working Capital Facility which: (1) clarified a technical ambiguity in the definition of “Cash EBITDA” for purposes of the financial maintenance covenant, waived compliance with such covenant for the nine-month period ended September 30, 2006 and reduced the minimum required “Cash EBITDA” for the twelve-month period ended December 31, 2006; (2) increased the flexibility of the W/C Facility Loan Parties to make immaterial sales and other dispositions of property; (3) simplified compliance with certain covenants regarding agreements with other telecommunications carriers; (4) increased, to a limited extent, the W/C Facility Loan Parties’ flexibility to incur purchase money indebtedness and intercompany indebtedness; and (5) increased the letter of credit subline available thereunder from $25 to $30.

In addition, on March 14, 2007, the parties to the Working Capital Facility further amended the facility: (1) to ease certain restrictions on accessing the full amount of the facility to the extent that the Company meets certain minimum cash balance and other requirements; (2) to further increase the letter of credit subline to $40; (3) to reduce the minimum required “Cash EBITDA” under the financial maintenance covenant; (4) to increase the W/C Facility Borrowers’ flexibility to incur purchase money indebtedness up to $100 at any one time outstanding; (5) to increase the amount of permitted cash capital expenditures to $150 per year; and (6) to allow the W/C Facility Borrowers to avoid the need to enter into lock-box arrangements covering cash receipts to the extent that the Company meets certain minimum cash balance requirements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

13. OBLIGATIONS UNDER CAPITAL LEASES

The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases.

At December 31, 2006, future minimum payments under these capital leases are as follows and are included in other current liabilities and obligations under capital lease in the accompanying consolidated balance sheet:

Year Ending December 31,
2007	$43
2008	37
2009	30
2010	17
2011	7
Thereafter	55

Total minimum lease payments	189
Less: amount representing interest	(51)

Present value of minimum lease payments	138
Less: current portion (Note 11)	(32)

Long term obligations under capital leases	$106

14. SHAREHOLDERS’ DEFICIT

Preferred Stock

On the Effective Date, GCL issued 18,000,000 shares of 2% cumulative senior convertible preferred stock to a subsidiary of ST Telemedia (the “GCL Preferred Stock”). The GCL Preferred Stock accumulates dividends at the rate of 2% per annum. Those dividends will be payable in cash after GCL and its subsidiaries achieve cumulative operating earnings before interest, taxes, depreciation and amortization (but excluding the contribution of (i) sales-type lease revenue (ii) revenue recognized from the amortization of indefeasible rights of use not recognized as sales-type leases and (iii) any revenue recognized from extraordinary transactions or from the disposition of assets by the Company or any subsidiary other than in the ordinary course of business) of $650 or more. The GCL Preferred Stock has a par value of $.10 per share and a liquidation preference of $10 per share (for an aggregate liquidation preference of $180). The GCL Preferred Stock ranks senior to all other capital stock of GCL, provided that any distribution to shareholders following a disposition of all or any portion of the assets of GCL will be shared pro rata by the holders of Common Stock and Preferred Stock on an as-converted basis. Each share of GCL Preferred Stock is convertible into one share of GCL Common Stock at the option of the holder.

The preferred stock votes on an as-converted basis with the GCL common stock, but has class voting rights with respect to any amendments to the terms of the GCL Preferred Stock. As long as ST Telemedia beneficially owns at least 15% or more of GCL Common Stock on a non-diluted and as-converted basis, excluding up to 3,478,261 shares of GCL common stock reserved or issued under the new management stock incentive plan (“Stock Incentive Plan”) adopted by GCL on the Effective Date, its approval will be required for certain major corporate actions of the Company and/or its subsidiaries. Those corporate actions include (i) the appointment or replacement of the chief executive officer, (ii) material acquisitions or dispositions, (iii) mergers, consolidations or reorganizations, (iv) issuance of additional equity securities (other than enumerated exceptions), (v) incurrence of indebtedness above specified amounts, (vi) capital expenditures in excess of specified amounts, (vii) the commencement of bankruptcy or other insolvency proceedings, and (viii) certain affiliate transactions.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Common Stock

On the Effective Date, GCL was authorized to issue 55,000,000 shares of common stock. In 2006, upon approval from shareholders, the number of authorized shares was increased to 85,000,000. Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, GCL issued 15,400,000 shares of common stock to its pre-petition creditors and issued 6,600,000 shares of common stock to a subsidiary of ST Telemedia. 18,000,000 shares of common stock were reserved for the conversion of the GCL Preferred Stock, while an additional 3,478,261 shares of common stock were reserved for issuance under GCL’s 2003 Stock Incentive Plan. During 2005 the shares of common stock reserved for issuance under the Stock Incentive Plan was increased to 8,378,261.

On May 30, 2006, the Company completed a public offering of 12,000,000 shares of common stock at $20 per share for gross proceeds of $240. A subsidiary of ST Telemedia purchased 6,226,145 shares of common stock in the offering.

Each share of GCL common stock has a par value of $.01 and entitles the holder thereof to one vote on all matters to be approved by stockholders. The amended and restated bye-laws of GCL contain certain special protections for minority shareholders, including certain obligations of ST Telemedia, or other third parties, to offer to purchase shares of GCL Common Stock under certain circumstances.

15. INCOME TAX

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2006	2005	2004
Current	$(1)	$(7)	$—
Deferred	(66)	(56)	(56)

Total income tax provision	$(67)	$(63)	$(56)

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Bermuda does not impose a statutory income tax and consequently the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

The current tax provision includes recurring income, asset and withholding taxes for the years ended December 31, 2006, 2005 and 2004 of $1, $7, and $0, respectively. Fresh start accounting has resulted in a net deferred tax provision of $45, $56, and $56 in 2006, 2005 and 2004, respectively, resulting from the utilization of pre-emergence net deferred tax assets that were offset by a full valuation allowance. In accordance with SOP 90-7, the reversal of the valuation allowance that existed at the fresh start date has been first recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The deferred income tax provision reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The following is a summary of the significant items giving rise to components of the Company’s deferred tax assets and liabilities:

	December 31,
	2006		2005
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$558	$—	$447	$—
Net operating loss (“NOL”) carry forwards	1,808	—	1,735	—
Allowance for doubtful accounts	236	—	281	—
Deferred revenue	—	(42)	—	(2)
Other	—	(19)	—	(71)

	2,602	(61)	2,463	(73)
Valuation allowance	(2,532)	—	(2,368)	—

	$70	$(61)	$95	$(73)

The Company’s valuation allowance changed in the amount of $164, $(107) and $(1,652) for the years ended December 31, 2006, 2005 and 2004, respectively. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carryforwards. In evaluating the amount of valuation allowance required, the Company considers each subsidiary’s prior operating results and future plans and expectations. The utilization period of the NOL carryforwards and the turnaround period of other temporary differences are also considered. The pre-emergence valuation allowance on net deferred tax assets was $2,240 and $2,048 at December 31, 2006 and 2005, respectively, which if realized would be accounted for in accordance with SOP 90-7 as a reduction of intangible assets established on the Effective Date to zero and thereafter as an increase in additional paid-in capital.

A substantial amount of the Company’s pre-emergence NOL’s and other deferred assets generated prior to the bankruptcy have been reduced as a result of the discharge and cancellation of various pre-petition liabilities. As of December 31, 2006 the Company has NOL carryforwards of $6,789, $1,525, $207 and $0 in Europe, North America, Latin America and Asia, respectively. Certain of these carryforwards expire in 2007 and may be limited by United States Internal Revenue Code Section 382.

During the year ended December 31, 2006, the Company sold entities with NOL’s not expected to be utilized. The Company received $19 in gross cash proceeds ($17 after deduction of costs associated with the sale). In accordance with SOP 90-7, as the sale represents a utilization of net pre-emergence deferred tax assets that were offset by a valuation allowance, the $17 of net proceeds has been recorded as an increase in additional paid-in capital.

During 2006 the Company increased its valuation allowance to reduce the U.K. deferred tax assets from $30 to $9 to reflect the amount considered more likely than not to be realized.

During 2005 the Company recognized $15 of its U.K. deferred tax assets due to sufficient positive evidence of the future realization of those assets. Under fresh start accounting the decline in the valuation allowance has been recorded as a reduction of intangible assets established on the Effective Date to zero and thereafter as an increase in additional paid-in-capital.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

In connection with the Company’s emergence from bankruptcy, the Company realized substantial cancellation of debt income (“CODI”). This income was not taxable for U.S. income tax purposes because the CODI income resulted from the Company’s reorganization under the Bankruptcy Code. However, for U.S. income tax reporting purposes, the Company is required, as of the beginning of its 2004 taxable year, to reduce certain tax attributes, including (a) net operating loss carryforwards, (b) capital losses (c) certain tax credit carryforwards, and (d) tax basis in assets, in a total amount equal to the gain on the extinguishment of debt. The reorganization of the Company on the Emergence Date constituted an ownership change under Section 382 of the Internal Revenue Code, and the use of any of the Company’s net operating loss, capital losses, and tax credit carryforwards, that are not reduced pursuant to these provisions, and certain subsequently recognized “built-in” losses and deductions, if any, existing prior to the ownership change, will be subject to an overall annual limitation. As a result, the U.S. deferred tax attributes have been reduced $5,326 (pre-tax), offset by a corresponding reduction in the pre-emergence valuation allowance.

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

16. REORGANIZATION ITEMS

Preconfirmation Contingencies

During the years ended December 31, 2006, 2005 and 2004, the Company settled various third-party disputes and revised its estimated liability for other disputes related to periods prior to the emergence from chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulletin 11. The resulting net gain on the settlements and change in estimated liability of $32, $36 and $29 is included within net gain on pre-confirmation contingencies in the consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004, respectively. The most significant portion of the gain is a result of settlements with certain tax authorities and changes in the estimated liability for other income and non-income tax contingencies.

17. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

	Year Ended December 31,
	2006	2005	2004
Loss from continuing operations	$(324)	$(363)	$(311)
Preferred stock dividends	(3)	(4)	(4)

Loss from continuing operations applicable to common shareholders	$(327)	$(367)	$(315)

Weighted average common shares outstanding:
Basic and diluted	31,153,152	22,466,180	22,002,858

Loss from continuing operations applicable to common shareholders:
Basic and diluted loss per share	$(10.50)	$(16.34)	$(14.31)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The Company reported losses from continuing operations for the years ended December 31, 2006, 2005 and 2004. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share from continuing operations.

Diluted loss per share for the years ended December 31, 2006, 2005 and 2004 does not include the effect of the following potential shares, as they are anti-dilutive:

Potential common shares excluded from the calculation of diluted loss per share	Year Ended December 31,
	2006	2005	2004
Convertible Notes	15	14	13
5% Convertible Notes	6	—	—
Convertible preferred stock	18	18	18
Performance based stock options	1	1	1
Restricted stock units	1	1	1

Total	41	34	33

18. STOCK-BASED COMPENSATION

The Company recognized $24, $56, and $28, respectively, of non-cash stock related expenses for the year ended December 31, 2006, 2005 and 2004. These expenses are included in selling, general and administrative expenses and real estate, network and operations in the consolidated statements of operations. Stock-related expenses for each period relate to share-based awards granted under Global Crossing Limited 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) and reflect awards outstanding during such period, including awards granted both prior to and during such period. The Company adopted the 2003 Stock Incentive Plan on the Effective Date. Under the 2003 Stock Incentive Plan, the Company is authorized to issue, in the aggregate, share-based awards of up to 8,378,261 common shares to employees, directors and consultants who are selected to participate.

Stock Options

Non-qualified options to purchase 88,326 shares of GCL common stock were granted during the year ended December 31, 2005. These stock options are exercisable over a ten-year period, vest over a three-year period and have an exercise price range of $16.26 to $20.50 per share. No stock options were granted during 2006.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Information regarding options granted and outstanding for the years ended December 31, 2006 and 2005 is summarized below:

	Number Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2004	2,199,000	$10.16
Granted	504,600	$15.39
Exercised	(53,690)	$10.16
Forfeited	(131,332)	$10.16

Balance as of December 31, 2004	2,518,578	$11.21
Granted	88,326	$19.78
Exercised	(194,359)	$10.21
Forfeited	(266,318)	$11.64

Balance as for December 31, 2005	2,146,227	$11.60
Exercised	(466,431)	$10.60
Forfeited	(54,066)	$11.77

Balance as for December 31, 2006	1,625,730	$11.88

The following table summarizes information concerning outstanding and exercisable options for the year ended December 31, 2006:

		Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$10.16	1,164,154	6.9	$10.16	1,164,154	$10.16
$15.39	388,250	8.0	$15.39	247,690	$15.39
$20.50	73,326	8.1	$20.50	24,446	$20.50

Total	1,625,730	7.2	$11.88	1,436,290	$11.24

The weighted average remaining contractual term was 7.1 years for stock options exercisable as of December 31, 2006. The total intrinsic value was approximately $29 and $29 for options outstanding and exercisable, respectively, as of December 31, 2006. The total intrinsic value for stock options exercised was $11, $5, and $1, during 2006, 2005, and 2004, respectively.

At December 31, 2006, unrecognized compensation expense related to stock options was $2 and is expected to be recognized in the next year.

Restricted Stock Units

During the year ended December 31, 2006 the Company awarded 440,200 restricted stock units to employees, and 39,528 restricted stock units to members of the Company’s Board of Directors. The 39,528 restricted stock units awarded to members of the Board of Directors vest on August 15, 2007, subject to continued service on the board through the vesting date. The 440,200 restricted stock units awarded to employees are scheduled to vest on March 7, 2009; however, the chief executive officer’s performance shares also vest in full upon actual or constructive termination without cause (as determined in accordance with his employment agreement).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

During the year ended December 31, 2005, the Company awarded 513,200 restricted stock units to officers of the Company under the 2003 Stock Incentive Plan. The restricted stock units vest and convert into common shares on June 14, 2008, and are subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability.

The following table summarizes restricted stock units granted, forfeited and canceled for the years ended December 31, 2006 and 2005:

	Number of Restricted Stock Units	Weighted-Average Issue Price
Balance as for January 31, 2004	—
Granted	1,183,475	$29.26
Forfeited	(163,625)

Balance as for December 31, 2004	1,019,850
Granted	513,200	$16.02
Vested	(338,654)
Vested RSUs withheld for tax purposes	(5,632)
Forfeited	(121,626)

Balance as of December 31, 2005	1,067,138

Granted	479,728
Vested	(356,052)	$17.75
Vested RSUs withheld for tax purposes	(11,237)
Forfeited	(53,099)

Balance as of December 31, 2006	1,126,478

As of December 31, 2006, unrecognized compensation expense related to the unvested portion of RSUs was approximately $11 and is expected to be recognized over the next two years.

Performance Share Grants

During the year ended December 31, 2006, the Company awarded 522,800 performance share opportunities to officers of the Company under the 2003 Stock Incentive Plan. The performance share opportunities vest and convert into common shares on December 31, 2008, and are subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each performance share grantee can earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved or (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved or exceeded. No payout will be made for performance below threshold. Actual payouts will be calculated using interpolation between threshold and target or target and maximum, as applicable. The total performance share opportunity of each participant in this program comprises three separate award opportunities based on measures of combined 2006 and 2007 earnings, cash use, and gross margin attributable to the Company’s enterprise, carrier data, and indirect channel segment. As of December 31, 2006, there were 507,400 performance shares to be awarded, assuming the financial performance goals are met at target.

During the year ended December 31, 2005, the Company awarded 600,600 performance share opportunities to employees of the Company under the 2003 Stock Incentive Plan. The total performance share opportunity of

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

each participant of the program comprised three separate award opportunities based on measures of combined 2005 and 2006 earnings, cash use and gross margin attributable to the Company’s enterprise, carrier data and indirect channel segment. No shares were awarded under this program as none of the financial target thresholds were met.

Senior Leadership Performance Program

On November 19, 2004, the Board of Directors adopted the Senior Leadership Performance Program (the “SLPP”) at the recommendation of the Compensation Committee of the Board of Directors. The SLPP is a long-term incentive program intended to retain key executives and to motivate them to help the Company achieve its financial goals. The participants in the SLPP include all executive officers of the Company and a limited group of additional key executives (collectively, the “SLPP Participants”).

The SLPP creates for each SLPP Participant an aggregate potential award under the SLPP (the “Maximum Award”), an amount equivalent to the SLPP Participant’s regular annual cash bonus target opportunity as of the date on which the SLPP was approved. The awards were to be granted if the Company achieved specified performance goals relating to earnings (the “EBITDA Goal”) and/or cash flow (the “Cash Flow Goal”). Specifically, each SLPP Participant was entitled to receive (i) a bonus in the amount equal to 50% of such SLPP Participant’s Maximum Award if the EBITDA Goal was achieved by December 31, 2006 and/or (ii) a bonus in an amount equal to 50% of such SLPP Participant’s Maximum Award if the Cash Flow Goal was achieved by December 31, 2006. No shares were awarded under this program as none of the financial target thresholds were met.

Annual Bonus Program

During the year ended December 31, 2006, the Board of Directors of the Company adopted the 2006 Annual Bonus Program (the “2006 Bonus Program”). The 2006 Bonus Program was an annual bonus applicable to substantially all employees of the Company, which was intended to retain such employees and to motivate them to help the Company achieve its financial goals. Each participant was provided a target award under the 2006 Bonus Program expressed as a percentage of base salary. Actual awards under the 2006 Bonus Program were to be paid only if the Company achieved specified earnings and cash flow goals. Bonus payouts under the 2006 Bonus Program were to be made half in cash and half in fully vested shares of common stock of the Company; provided that the Compensation Committee of the Board of Directors retained discretion to use cash rather than shares as the Committee deemed fit. To the extent common shares were used for payment of bonus awards, such shares were to have been valued based on the closing price on the NASDAQ National Market on the date financial results were to have been certified by the Compensation Committee. No payouts were awarded under this program as none of the financial target thresholds were met.

Under the 2005 annual bonus program, 1,200,050 common shares were issued in March 2006 and 62,939 were withheld in connection with the payment of the related withholding taxes for executive officers and certain other employees restricted from selling their shares of Company stock due to legal restrictions applicable to corporate insiders.

19. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a number of defined contribution plans. The principal defined contribution plans are discussed individually below. Other defined contribution plans are not individually significant and therefore have been summarized in aggregate below.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The Global Crossing Employees’ Retirement Savings Plan (the “401 (k) Plan”) qualifies under Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of his or her annual earnings not to exceed certain limits. The Company provides 50% matching contributions up to 6% of gross compensation. The Company’s contributions to the 401 (k) Plan vest immediately. Expenses recorded by the Company relating to the 401 (k) Plan for the years ended December 31, 2006, 2005 and 2004 were approximately $4, $4, and $4, respectively.

The Company maintains a defined contribution plan for the employees of GCUK. Each eligible employee may contribute on a tax-deferred basis a portion of his or her annual earnings not to exceed certain limits. The Company will match individual employee contributions up to 8% of earnings, which vest after two years. Expenses recorded by the Company relating to this plan were approximately $3, $3, and $2 for the years ended December 31, 2006, 2005 and 2004, respectively.

Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans were approximately $2, $2, and $3, for the years ended December 31, 2006, 2005 and 2004, respectively.

Defined Benefit Plans

On December 31, 2006 the Company adopted FAS No.158. The Company is required to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. FAS 158 also requires an entity to recognize changes in the funded status within accumulated other comprehensive loss, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost.

For the year ended December 31, 2006 the following is a summary of the accumulated adjustments as a result of adopting FAS 158:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Asset for pension benefits	$7	$(2)	$5
Non-current pension liability	(5)	(10)	(15)
Total assets	7	(2)	5
Total liabilities	(5)	(10)	(15)
Accumulated other comprehensive loss	—	(12)	(12)
Total shareholders’ deficit	—	(12)	(12)

The Company sponsors both contributory and non-contributory employee pension plans available to eligible employees of Global Crossing North America, Inc. (f/k/a Frontier Corporation) and GCUK (f/k/a Racal Telecom). The plans provide defined benefits based on years of service and final average salary.

Global Crossing North America, Inc.’s pension plan was frozen on December 31, 1996. As of that date, all existing plan participants became 100% vested and all employees hired thereafter are not eligible to participate in the plan.

GCUK has two separate pension plans: the Global Crossing U.K. Pension Plan (“GCUK Pension Plan”) and the Global Crossing Railways Pension Plan (“GCUK Railway Pension Plan”). Both pension plans were closed to new employees on December 31, 1999. The GCUK Railway Pension Plan is a pension plan that splits the costs 60%/40% between the Company and the employees, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The Company uses a December 31 measurement date for all pension plans.

Changes in the projected benefit obligation for all pension plans sponsored by the Company are as follows:

	Pension Plans December 31,
	2006	2005
Benefit obligation at beginning of period	$88	$75
Service cost	2	1
Interest cost	5	4
Actuarial loss	6	18
Benefits paid	(3)	(2)
Foreign exchange	11	(8)

Benefit obligation at end of period	$109	$88

Changes in the fair value of assets for all pension plans sponsored by the Company are as follows:

	Pension Plans December 31,
	2006	2005
Fair value of plan assets at beginning of period	$77	$73
Actual return on plan assets	10	11
Employer contribution	2	1
Benefits paid	(3)	(2)
Foreign exchange	9	(6)

Fair value of plan assets at end of period	$95	$77

The funded status for all pension plans sponsored by the Company are as follows:

	Pension Plans December 31,
	2006	2005
Funded status	$(14)	$(11)
Funded status attributable to employees	4	$3
Unrecognized net gain	—	10

(Accrued)/prepaid benefit cost, net	$(10)	$2

The total accumulated benefit obligation for all pension plans sponsored by the Company is $92 and $76, at December 31, 2006 and 2005, respectively.

The GCUK Railway Pension Plan benefit obligation exceeded the fair value of plan assets at December 31, 2006 and 2005. The benefit obligation and fair value of plan assets for this plan was $78 and $68, respectively at December 31, 2006 and $62 and $53, respectively at December 31, 2005.

The GCUK Pension Plan benefit obligation exceeded the fair value of plan assets at December 31, 2006 and 2005. The benefit obligation and fair value of plan assets for this plan is $18 and $9, respectively at December 31, 2006 and $13 and $6, respectively at December 31, 2005. No other pension plan’s benefit obligation exceeded the fair value of plan assets.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Details on the effect on operations of principal pension plans sponsored by the Company are as follows:

	Pension Plans
	Year End December 31, 2006	Year End December 31, 2005	Year End December 31, 2004
Service cost	$2	$1	$2
Interest cost on projected benefit obligation	3	3	2
Expected return on plan assets	(4)	(4)	(3)

Net cost	$1	$—	$1

Actuarial assumptions used to determine benefit obligations for pension plans sponsored by the Company are as follows:

	December 31,
	2006	2005
Discount rate	5.0% - 6.0%	4.75% - 5.8%
Compensation increases	3.75%	3.75%
Expected return on assets	4.1% - 8.5%	6% - 8.5%

Actuarial assumptions used to determine net periodic benefit costs for pension plans sponsored by the Company are as follows:

	December 31,
	2006	2005	2004
Discount rate	4.75% - 6.0%	5.25% - 5.8%	5.5% - 6.25%
Compensation increases	3.75%	3.75%	3.75%

Investment strategies for all significant pension plans are as follows:

The GCUK Railways Pension Plan, which represents approximately 71% of the Company’s total plan assets as at December 31, 2006, is invested in 67% equity securities, 15% bonds, 10% real estate and 8% other assets. The current planned asset allocation strategy was determined with regard to actuarial characteristics of the GCUK Railway Pension Plan. It is based on the assumption that equities would outperform bonds over the long term and is consistent with the overall objective of long-term capital growth. The expected long-term rate of return on plan assets was calculated by the plan actuary and is based on historic returns each asset class held by the plan at the beginning of the year.

The Global Crossing North America, Inc. pension plan, which represents approximately 20% of the Company’s total plan assets as at December 31, 2006, is invested 65% in equity securities and 35% bonds, which matches the target asset allocation. The target asset allocation has been derived based on the assumption that equities would outperform bonds over the long term and is consistent with the objective of long-term capital growth. The expected long-term rate of return on plan assets was calculated by the plan actuary and is based on historic returns each asset class held by the plan at the beginning of the year.

	Pension Plans December 31,
	2006	2005
Equity securities	61%	63%
Debt securities	26%	27%
Real Estate	7%	7%
Other	6%	3%

Total	100%	100%

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The Company expects to make total contributions of $1 in 2007 in respect of all pension plans.

Information for pension plan with an accumulated benefit obligation in excess of plan assets

As at December 31, 2006 and 2005 the accumulated benefit obligation (“ABO”) of the GCUK Pension Plan exceeded the fair value of the GCUK Pension Plan’s assets by $4 and $3, respectively.

The accumulated benefit obligation and fair value of assets relating to the GCUK Pension Plan were $13 and $9, respectively, at December 31, 2006, and $9 and $6, respectively, at December 31, 2005.

Details on the effect on operations of the pension plan are as follows:

	Pension Plans
	Year End December 31, 2006	Year End December 31, 2005	Year End December 31, 2004
Service cost	$1	$1	$1

Net cost	$1	$1	$1

None of the Company’s other pension plans’ ABO’s exceed the fair value of their respective pension plans assets as at December 31, 2006.

Benefit Payments

The following table summarizes expected benefit payments from the Company’s various pension plans through 2016. Actual benefits payments may differ from expected benefit payments.

Pension Plans
2007	$3
2008	3
2009	3
2010	3
2011	3
2012-2016	19

20. SALE OF ASSETS

Trader Voice

On May 3, 2005, the Company sold its Trader Voice business, which provided voice and data services primarily to the financial markets industry, to WestCom Corporation, after receiving all necessary regulatory approvals. The Company received $25 of gross cash proceeds from the transaction. The sale of Trader Voice resulted in a pre-tax gain of $14 ($13 after tax). This pre-tax gain is reported in other income (expense), net, in the consolidated statements of operations for the year ended December 31, 2005.

Small Business Group (“SBG”)

On March 19, 2005, the Company entered into an Asset Purchase Agreement (as amended, the “APA”) with Matrix Telecom, Inc. (“Matrix”) to sell its SBG business, which provided voice and data products to small and medium-sized business enterprises in the U.S., for an aggregate purchase price of $41 cash and the assumption of

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

certain liabilities. Concurrently with the execution of the APA, the parties entered into a Management Services Agreement (the “MSA”) whereby Matrix conducted and managed the SBG business pending consummation of the sale under the APA. Certain provisions within the APA enabled Matrix to elect to pay the Company $33 (or 80% of the aggregate purchase price) in exchange for maintaining the profitability of the customers until the applicable closing date when all necessary regulatory approvals were received. Accordingly, the Company received $33 of gross proceeds in June 2005 and the sale was consummated effective December 31, 2005, at which time the Company received the remaining monies due under the agreement ($5 after certain purchase price adjustments for working capital items). The sale of SBG resulted in a pre and post-tax gain of $14, net of approximately $16 of management fees in accordance with the MSA, which is reported in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2005.

21. FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued construction costs, accounts payable, accrued liabilities, accrued interest, and obligations under capital leases approximate their fair value. The fair value of the GCUK Notes, GCUK cross-currency interest rate swap transaction and 5% Convertible Notes are based on market quotes. Management believes the carrying value of other debt approximated fair value as of December 31, 2006 and 2005, respectively. The fair values are as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
GCUK Notes	$512	$549	$376	$354
Convertible Notes	275	398	262	262
5% Convertible Notes	144	179	—	—
GCUK cross-currency interest rate swap transaction	(5)	(5)	3	3
Foreign exchange forward contract	(5)	(5)	—	—
Other debt	17	17	11	11

Marketable Securities

At December 31, 2006, marketable securities consist of zero coupon bonds issued by the U.S. Treasury (“Treasury Strips”) and are classified as held-to-maturity. These Treasury Strips were purchased at $20 in May 2006 as a part of the 5% Convertible Notes offering to collateralize the first six interest payments During November 2006, the Company sold $3 of the Treasury Securities to cover the first interest payment on the 5% Convertible Notes. These securities were purchased at a discount, which is amortized over the life of the securities resulting in amounts maturing of $7, $7 and $4 in 2007, 2008 and 2009, respectively. Unrealized holding gains/losses are immaterial as fair value approximates carry value.

22. COMMITMENTS, CONTINGENCIES AND OTHER

Contingencies

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at December 31, 2006 and 2005. The following is a description of the material legal proceedings involving the Company commenced or pending during 2006. In accordance with SFAS 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

AT&T Inc. (formally SBC Communications Inc.) Claim

AT&T Inc. (“AT&T”) has asserted that the Company is engaging in the misrouting of traffic through third- party intermediaries for the purpose of avoiding access charges payable to AT&T’s LEC affiliates. AT&T asserted that the Company owed it $19 through July 15, 2004. The Company responded to AT&T denying the claim in its entirety.

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

(in millions, except countries, cities, number of sites, square footage,

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

The Company and the lead plaintiffs signed an agreement in 2005 to settle the litigation that obligated the Company to pay $15 into a settlement fund with proceeds from one of the Company’s directors and officers’ liability insurance policies. On April 17, 2006, the Court signed an order granting preliminary approval of the settlement and preliminarily certified a class for purposes of settlement. The Court also provided that notice of the settlement should be given to the class, and scheduled a hearing for final approval of the settlement on September 22, 2006.

In an order and judgment dated September 22, 2006, the Court approved the settlement and dismissed the litigation. The time to file an appeal expired on October 25, 2006.

Claim by the U.S. Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the U.S. Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by PCL violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration (“NOAA”). The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. On November 7, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the Bankruptcy Court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $14. Negotiations with PCL to resolve the remaining issues are ongoing but no final resolution has been reached. An identical claim that had been filed in the bankruptcy proceedings of PCL was settled in principle in September 2005 and was subsequently approved by the court as part of the PCL plan of reorganization confirmed in an order dated November 10, 2005. The Company has commenced preliminary discussions with NOAA as to the impact that settlement has on the claim against the Company.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

notified the Company that it had provisionally decided to close both investigations. In a letter dated June 23, 2006, the OFT formally notified the Company that it was terminating its investigation with no finding of liability adverse to the Company.

On July 20, 2006, two private companies served on the Company proceedings issued in the High Court of Justice against the Company and nine other defendants claiming violations identical to those investigated by the OFT. The same private companies subsequently initiated an appeal to the Competition Appeals Tribunal (“CAT”) in respect of the termination of the OFT investigation. The Company does not believe the private claims or the appeal to the CAT are meritorious and will be defending these claims vigorously insofar as they relate to the Company.

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

Customs Tax Audit

A tax authority in South America has concluded an audit of the Company’s books and records for the years ended December 31, 2001 and 2000 and has made certain findings adverse to the Company including the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

following: failure to disclose discounts on certain goods imported into the country, failure to include the value of software installed on certain computer equipment, and clerical errors in filed import documents. The Company has been assessed final claim amounts in excess of $6. The Company is now engaged in litigation with the tax authority to resolve the issues raised in the assessment.

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

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber-optic cable, which was constructed, owned and operated by PCL. PCL asserts that the Company and Asia Global Crossing, another former subsidiary of the Company, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by the Company and Asia Global Crossing Limited on behalf of PCL. To the extent that PCL asserted the foregoing claims were prepetition claims, PCL has now settled and released such claims against the Company.

During the pendency of the Company’s Chapter 11 proceedings, on January 14, 2003, PCL filed an administrative expense claim in the GC Debtors’ bankruptcy court for $8 in post-petition services plus unliquidated amounts arising from the Company’s alleged breaches of fiduciary duty and misallocation of PCL’s revenues. The Company objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of $79 claiming the Company failed to pay revenue for services and maintenance charges relating to PC-1 capacity and failed to pay PCL for use of the related cable stations and seeking to recover a portion of the monies received by the Company under a settlement agreement entered into with Microsoft Corporation and an arbitration award against Softbank. The Company filed an objection to the amended claim seeking to dismiss, expunge and/or reclassify the claim and PCL responded to the objection by filing a motion for partial summary judgment claiming approximately $22 for the capacity, operations and maintenance charges and co-location charges and up to approximately $78 for the Microsoft and Softbank proceeds. PCL’s claim for co-location charges (which comprised approximately $2 of the total claim) has now settled.

Subsequently on June 5, 2006, the parties agreed not to proceed with its partial summary judgment motion and to file a new summary judgment motion. On June 5, 2006 PCL filed a new motion for partial summary judgment claiming not less than $2 for revenues for short term leases on PC-1, not less than $6 in respect of operation and maintenance fees paid to the Company by its customers for capacity on PC-1 and an unspecified amount to be determined at trial in respect of the Microsoft/ Softbank Claim. The Company filed a response to that motion on June 26, 2006, together with a cross motion for partial summary judgment disallowing certain of PCL’s administrative claims. On August 28, 2006, PCL replied to the Company’s response to PCL’s new motion for partial summary judgment and responded to the Company’s cross motion for partial summary judgment. On November 20, 2006, the Company filed its reply to PCL’s response to the Company’s cross motion for partial summary judgment.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The parties have now agreed to mediate their competing claims (including the Company’s claim files against PCL in its separate bankruptcy case). If this agreement is approved by the court, the current proceedings will be stayed until completion of mediation.

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

The following table summarizes the Company’s purchase commitments at December 31, 2006:

	Total	Less than 1 year (2007)	1-3 years (2008-2009)	3-5 years (2010-2011)	More than 5 years (2012-2026)
Cost of access services	$434	$163	$204	$61	$6
Third-party maintenance services	411	69	67	37	238
Other purchase obligations	220	139	55	22	4

Total	$1,065	$371	$326	$120	$248

Operating leases—The Company as Lessee

The Company has commitments under various non-cancelable operating leases for office and equipment space, automobiles, equipment rentals, network capacity contracts and other leases. Estimated future minimum lease payments on operating leases are approximately as follows:

Year Ending December 31,
2007	$98
2008	89
2009	84
2010	73
2011	59
Thereafter	330

Total	$733

The schedule of future minimum lease payments above does not include operating lease obligations related to restructured properties (see note 3).

Rental expense related to office and equipment space, automobiles, equipment rentals and other leases for the years ended December 31, 2006, 2005 and 2004 was $86, $98 and $101, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Sublease Income

The Company has various sublet arrangements with third parties. Estimated future minimum lease receipts are approximately as follows:

Year Ending December 31,
2007	$5
2008	4
2009	4
2010	3
2011	3
Thereafter	5

Total	$24

The schedule of future minimum lease receipts above does not include lease obligations related to restructured properties.

Sublease income for the year ended December 31, 2006 was $3. Prior year amounts are not material.

23. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the years ended December 31, 2006, 2005 and 2004 the Company provided approximately $0.2, $0.2, and $1.2, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s indirect majority shareholder and parent company, ST Telemedia. Further, during the years ended December 31, 2006, 2005 and 2004 the Company received approximately $2.0, $1.3, and $0.9 of co-location services from an affiliate of ST Telemedia. Additionally, during the years ended December 31, 2006, 2005 and 2004, the Company accrued dividends and interest of $35.1, $32.0, and $31.4, respectively, related to debt and preferred stock held by an affiliate of ST Telemedia.

As of December 31, 2006 and 2005, the Company had approximately $47.1 and $24.1, respectively, due to ST Telemedia and its subsidiaries and affiliates, and no amounts due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates relate to interest due under the Convertible Notes and dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” and “other deferred liabilities,” respectively, in the accompanying consolidated balance sheets. The Company accrues interest on the Convertible Notes at the annual rate of 11% due to certain provisions in the Convertible Notes indenture that could obligate the Company to pay interest retroactively at that rate if the Company were unable to deliver common shares upon receiving a notice of conversion from a holder of such notes (a “Conversion Restriction”). However, at such time, if any, as the Convertible Notes are converted into common shares of the Company, all amounts accrued for interest and principal on the applicable Convertible Notes will be reclassified to common stock and additional paid in capital. During the year ended December 31, 2006 and 2005, $12.5 and $12.1, respectively of accrued interest related to the Convertible Notes was converted to additional Convertible Notes. This represents interest accrued through December 29, 2006 and 2005, respectively calculated at the 4.7% annual rate that applies in the absence of a Conversion Restriction.

On May 30, 2006, a wholly-owned subsidiary of ST Telemedia purchased 6,226,145 shares of common stock as part of the Company’s public offering of common stock.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

During the years 2006, 2005 and 2004, the Company reimbursed ST Telemedia for an immaterial amount of out-of-pocket expenses incurred by ST Telemedia representing legal fees incurred in connection with waivers granted by ST Telemedia at the request of the Company of certain covenants in the indenture governing the Convertible Notes.

Commercial relationships between the Company and the Slim Family

According to filings made with the SEC, Carlos Slim Helu and members of his family (collectively, the “Slim Family”), together with entities controlled by the Slim Family, held greater than 10% of the Company’s common stock prior to May 2, 2006. Accordingly, the members of the Slim Family may therefore be considered related parties of the Company prior to that date. During the four months ended April 30, 2006 and year ended December 31, 2005, the Company engaged in various commercial transactions in the ordinary course of business with telecommunications companies controlled by or subject to significant influence from the Slim Family (“Slim-Related Entities”). Specifically, telecommunications services provided to Slim-Related Entities during the four months ended April 30, 2006 and years ended December 31, 2005 and 2004 were approximately $5.5, $7.4 and $6.0, respectively. Purchases of access-related services from Slim-Related Entities were approximately $2.5, $6.6 and $6.0, respectively, for the four months ended April 30, 2006 and years ended December 31, 2005 and 2004.

Loans to Executive Officers

In February 2001, one of the Company’s subsidiaries made a $3.0 interest-free loan to an executive officer of the Company. The loan was forgiven in three equal installments on the first, second and third anniversaries of the date of grant.

Commercial relationships with Employees

During 2006, the Company purchased the shares of a company owned by an employee for $0.2.

Settlement with Asia Global Crossing Bankruptcy Trustee

In November 2004, the bankruptcy trustee for Asia Global Crossing Ltd, a former majority-owned subsidiary of the Company now in liquidation under Chapter 7 of the U.S. Bankruptcy Code (“AGC”), filed a lawsuit against a number of former directors and officers of AGC, including the chief executive officer and certain other senior officers of the Company (collectively, the “Company Parties”). The lawsuit alleged, among other things, breaches of fiduciary duty and duty of loyalty, preferential transfers, and fraudulent conveyances, in each case arising prior to the AGC bankruptcy filing in November 2002. The Company was not named as a defendant in the lawsuit. To avoid adverse consequences to the Company that might result from protracted litigation of the matter, the Company entered into a stipulation of settlement on November 30, 2005 with (among others) the AGC bankruptcy trustee and agreed to contribute $4 to a larger settlement fund. The stipulation was approved by Judge Lynch of the U.S. District Court for the Southern District of New York on March 23, 2006. Under the terms of the settlement, the Company contributed $2 to the settlement fund in June 2006 and $2 in January 2007.

24. SEGMENT REPORTING

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) defines operating segments as components of an enterprise for which separate financial information is available

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

and which is evaluated regularly by the Company’s chief operating decision maker in deciding how to assess performance and allocate resources. The Company’s chief operating decision maker assesses performance and allocates resources based on three separate operating segments: (i) enterprise, carrier data and indirect channels, (ii) carrier voice and (iii) consumer voice, Small Business Group and Trader Voice.

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

The consumer voice, Small Business Group and Trader Voice segment consists of the provision of voice and data services to these customers. During 2005 the Small Business Group and Trader Voice were sold (see Note 20). In light of the sales of the Trader Voice and Small Business Group businesses, this segment now comprises only the consumer voice business.

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

Segment information

For the year ended December 31, 2006:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$1,249	$614	$8	$1,871
Cost of access	(576)	(543)	(1)	(1,120)

Adjusted gross margin	$673	$71	$7	751

Real estate and network operations				(303)
Third party maintenance				(90)
Cost of equipment sales				(65)

Gross margin				$293

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

For the year ended December 31, 2005:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$1,085	$777	$106	$1,968
Cost of access	(496)	(673)	(47)	(1,216)

Adjusted gross margin	$589	$104	$59	752

Real estate and network operations				(309)
Third party maintenance				(96)
Cost of equipment sales				(55)

Gross margin				$292

For the year ended December 31, 2004:

	Enterprise, carrier data and indirect channels	Carrier Voice	Consumer Voice SBG and Trader Voice	Consolidated Results
Revenues from external customers	$1,066	$1,256	$165	$2,487
Cost of access	(517)	(1,133)	(81)	(1,731)

Adjusted gross margin	$549	$123	$84	756

Real estate and network operations				(311)
Third party maintenance				(113)
Cost of equipment sales				(45)

Gross margin				$287

Geographic Information

Company information provided on geographic sales is based on the order location of the customer. Long- lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Year Ended December 31,
	2006	2005	2004
Revenue(1):
United States	$1,215	$1,369	$1,745
United Kingdom	550	518	668
Other countries	106	81	74

Consolidated Worldwide	$1,871	$1,968	$2,487

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

	December 31,
	2006	2005
Long-lived assets:
United States	$335	$337
United Kingdom	370	222
International waters	158	181
Other countries	269	223
Other(2)	26	—

Consolidated Worldwide	$1,158	$963

(1)	There were no individual customers for the years ended December 31, 2006, 2005 and 2004 that accounted for more than 10% of consolidated revenue.
(2)	Long-lived assets include property and equipment and intangible assets such as goodwill, customer contracts, customer relationships and internally developed software.

25. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2006	2005	2004
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
Fair value of assets acquired	$178	$—	$—
Less liabilities assumed	68	—	—

Net assets acquired	110	—	—
Less cash acquired	18	—	—
Less non-cash goodwill associated with settlement of pre-existing relationship	13	—	—

Business acquisition, net of cash acquired	$79	$—	$—

SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTIVITIES:
Capital lease and debt obligations incurred	$72	$10	$20

Accrued interest converted to Convertible Notes	$13	$12	$—

During the year ended December 31, 2004, the Company restructured its debt indirectly held by its controlling shareholder ST Telemedia and exchanged $125 of principal amount of senior secured notes and $125 of a bridge loan facility for $250 of Convertible Notes.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Changes in operating working capital:
Accounts receivable	$(60)	$(10)	$(80)
Prepaid costs and other current assets	(5)	(8)	25
Accounts payable	91	78	12
Accrued cost of access	16	(12)	60
Restructuring costs—current	(33)	(9)	17
Other current liabilities	26	24	61

	$35	$63	$95

Cash paid for interest and income taxes:
Cash paid for interest	$66	$54	$32

Cash paid for income taxes	$4	$2	$4

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

26. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the unaudited quarterly results for the years ended December 31, 2006 and 2005.

	2006 Quarter Ended
	March 31	June 30	September 30	December 31[2]
Revenue	$456	$461	$466	$488
Cost of access	(285)	(286)	(275)	(274)
Real estate, network and operation[1]	(77)	(73)	(69)	(84)
Third party maintenance	(24)	(21)	(22)	(23)
Cost of equipment sales	(15)	(13)	(15)	(22)

Total cost of revenue	(401)	(393)	(381)	(403)
Selling, general and administrative[1]	(100)	(85)	(78)	(79)
Depreciation and amortization	(37)	(36)	(41)	(49)

Operating loss	(82)	(53)	(34)	(43)
Loss from continuing operations	(108)	(76)	(50)	(90)
Loss applicable to common shareholders	(109)	(77)	(51)	(90)
Loss per share:
Loss from continuing operations per common share, basic and diluted	$(4.75)	$(2.70)	$(1.40)	$(2.46)

Loss applicable to common shareholders per common share, basic and diluted	$(4.75)	$(2.70)	$(1.40)	$(2.46)

Shares used in computing basic and diluted loss per share	22,946,732	28,502,549	36,456,178	36,516,796

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$526	$499	$481	$462
Cost of access[3]	(320)	(311)	(306)	(279)
Real estate, network and operation[4]	(79)	(77)	(75)	(78)
Third party maintenance	(26)	(24)	(24)	(22)
Cost of equipment sales	(12)	(15)	(13)	(15)

Total cost of revenue	(437)	(427)	(418)	(394)
Selling, general and administrative[5]	(117)	(99)	(96)	(100)
Depreciation and amortization	(37)	(33)	(36)	(36)

Operating loss	(65)	(60)	(69)	(68)

Loss from continuing operations	(106)	(76)	(102)	(79)

Discontinued operations	—	1	8	—

Net loss	(106)	(75)	(94)	(79)
Loss applicable to common shareholders	(107)	(76)	(95)	(80)
Income (loss) per share:
Loss from continuing operations per common share, basic and diluted	$(4.82)	$(3.41)	$(4.56)	$(3.55)

Income from discontinued operations per common share, basic and diluted	$—	$0.04	$0.35	$—

Loss applicable to common shareholders per common share, basic and diluted	$(4.82)	$(3.37)	$(4.21)	$(3.55)

Shares used in computing basic and diluted loss per share	22,218,468	22,522,090	22,554,760	22,564,624

[1]	During the fourth quarter of 2006, the Company capitalized $5 of its information technology departments salaries and benefits related to the development of internal-use software.
[2]

During the fourth quarter of 2006, the Company purchased Fibernet and consolidated its results from October 11, 2006 to December 31, 2006. As a result of the purchase, the Company recorded a $16 non-cash, non-taxable gain from the deemed settlement of pre-existing arrangements.

[3]	During the fourth quarter of 2005, the Company revised its estimated cost of access dispute accrual and reduced the accrual by $10 which was recorded as a reduction in cost of access expense.
[4]	During the fourth quarter of 2005, the Company recorded an $8 real estate tax rebate as a reduction in real estate costs. The rebate was received in February 2006.
[5]

During the first quarter of 2005 the Company increased its restructuring reserve for facility closings by $24 as a result of a reduction in estimated third-party sublease payments for restructured properties.

The sum of the quarterly net loss per share amounts may not equal the full-year amount since the computations of the weighted average number of shares outstanding for each quarter and the full year are made independently.

27. SUBSEQUENT EVENTS

Business Acquisitions

On October 26, 2006, the Company announced that it agreed to acquire Impsat Fiber Networks Inc. (“Impsat”) for cash of $9.32 per share of Impsat common stock, representing a total equity value of approximately $95. The transaction is expected to close early in the second quarter of 2007. The transaction

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

remains subject to the satisfaction or waiver of the conditions precedent set forth in the merger agreement, including the receipt of the remaining regulatory approval in Venezuela. On January 17, 2007, Impsat’s shareholders approved the transaction. Impsat is a leading Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition, the Company will be able to provide greater breadth of services and coverage to the Company’s Latin American operations and enhance its competitive position as a global service provider. The results of Impsat’s operations will be included in the consolidated financial statements as of the acquisition date. Direct costs of the acquisition incurred as of December 31, 2006 are approximately $5 and have been capitalized and included in other assets in the consolidated balance sheet.

Senior Notes Offering

On February 14, 2007, Global Crossing Impsat Holdings I Plc (“GC Impsat”), a wholly owned subsidiary of the GCL issued $225 in aggregate principal amount of GC Impsat’s 9.875% senior notes due February 15, 2017 (the “GC Impsat Notes”). Interest is payable in cash semi annually in arrears every February 15 and August 15 commencing August 15, 2007. The proceeds of the offering will be used to finance a portion of the purchase price (including the repayment of indebtedness) of the Company’s previously announced proposed acquisition of Impsat. Pursuant to an escrow agreement, the net proceeds of the sale of the GC Impsat Notes, (plus an additional amount of cash necessary to fund accrued interest on the GC Impsat Notes if the consummation of the acquisition does not occur by the specified date below) were placed in an escrow account for the benefit of the note holders pending the consummation of the acquisition. If (i) the acquisition is not consummated on or prior to May 25, 2007 or (ii) the agreement and plan of merger, dated as of October 25, 2006, among the GCL, GC Crystal Acquisition, Inc. (a wholly-owned indirect subsidiary of the GCL) and Impsat is terminated prior to May 25, 2007, GC Impsat will be required to redeem all of the GC Impsat Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date. Pursuant to a pledge and security agreement, to be entered into on the date of the Acquisition, GC Impsat will maintain a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments on the GC Impsat Notes until certain cash flow metrics have been met. The amounts included in the debt service account will be included in restricted cash.

The GC Impsat Notes are the senior unsecured (other than with respect to the debt service reserve account) obligations of GC Impsat and rank equal in right of payment with all of its other senior unsecured debt. Upon consummation of the acquisition, the restricted subsidiaries of GC Impsat (including Impsat and most of its subsidiaries) will guarantee the GC Impsat Notes on a senior unsecured basis, ranking equal in right of payment with all of their other senior unsecured debt.

The indenture for the GC Impsat Notes limits GC Impsat’s and its restricted subsidiaries’ ability to, among other things: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions; (3) make certain investments or other restricted payments; (4) enter into arrangements that restrict dividends or other payments to GC Impsat from its restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of its assets. All of these limitations are subject to a number of important qualifications and exceptions set forth in the indenture.

The Company had obtained a financing commitment from Credit Suisse for up to $200 to finance most of the Impsat debt that is not being repaid at closing. This commitment was terminated upon issuance of the senior notes on February 14, 2007. The approximately $5 of unamortized deferred financing fees related to the financing commitment will be expensed in other income, net in the consolidated statement of operations for the three months ended March 31, 2007.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Equity Grants

On March 13, 2007, the Board of Directors approved a grant of awards under a special retention program to substantially all non-sales employees of the Company. The program is intended to retain and motivate the Company’s employees. The awards granted were: (i) $3 of cash; and (ii) 1,194,120 restricted stock units that vest over a period of six or twelve months from the date of grant.

In connection with the Company’s annual long-term incentive program for 2007, on March 13, 2007, the Company also awarded 330,100 restricted stock units to employees which vest on March 13, 2010 and 393,100 performance share opportunities to employees which vest on December 31, 2009, in each case subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each performance share grantee can earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved or (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved. No payout will be made for performance below threshold, and the payout for performance above maximum is capped at 150% of the target opportunity. Actual payouts will be calculated using interpolation between threshold and target or target and maximum, as applicable. The total performance share opportunity of each participant in this program comprises three separate award opportunities based on measures of combined 2007 and 2008 earnings, cash use, and adjusted gross margin attributable to the Company’s enterprise, carrier data and indirect channel segment.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions		Deductions	Balance at end of period
		Charged to costs and expenses	Charged to other accounts
2006
Reserve for uncollectible accounts and sales credits	$49	$28	$7	$(41)	$43
Restructuring reserves	120	(4)	15	(40)	91
Deferred tax valuation allowance	2,368	(21)	185	—	2,532
2005
Reserve for uncollectible accounts and sales credits	$88	$6	$25	$(70)	$49
Restructuring reserves	159	18	(18)	(39)	120
Deferred tax valuation allowance	2,475	(47)	(60)	—	2,368
2004
Reserve for uncollectible accounts and sales credits	$115	$10	$1	$(38)	$88
Restructuring reserves	193	15	12	(61)	159
Deferred tax valuation allowance	4,127	(1,578)	(74)	—	2,475