Form 10-Q
period 2007-03-31
GLOBAL CROSSING LTD
filed 2007-05-10
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2007 was 36,918,899.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$378	$459
Restricted cash and cash equivalents	3	3
Accounts receivable, net of allowances of $46 and $43	246	251
Prepaid costs and other current assets	96	84

Total current assets	723	797

Restricted cash and cash equivalents	233	3
Property and equipment, net of accumulated depreciation of $454 and $ 407	1,142	1,132
Intangible assets, net (including goodwill of $6 and $2)	29	26
Other assets	90	86

Total assets	$2,217	$2,044

LIABILITIES:
Current liabilities:
Short term debt	$6	$6
Accounts payable	253	283
Accrued cost of access	102	107
Current portion of long term debt	30	6
Accrued restructuring costs - current portion	26	30
Deferred revenue - current portion	128	128
Other current liabilities	376	336

Total current liabilities	921	896

Debt with controlling shareholder	275	275
Long term debt	891	661
Obligations under capital leases	112	106
Deferred revenue	171	163
Accrued restructuring costs	58	61
Other deferred liabilities	79	77

Total liabilities	2,507	2,239

SHAREHOLDERS’ DEFICIT:
Common stock, 85,000,000 shares authorized, $.01 par value, 36,907,251 and 36,609,236 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	—	—
Preferred stock, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued to controlling shareholder and outstanding	2	2
Additional paid-in capital	883	857
Accumulated other comprehensive loss	(30)	(29)
Accumulated deficit	(1,145)	(1,025)

Total shareholders’ deficit	(290)	(195)

Total liabilities and shareholders’ deficit	$2,217	$2,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$504	$456
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(284)	(285)
Real estate, network and operations	(88)	(77)
Third party maintenance	(24)	(24)
Cost of equipment sales	(25)	(15)

Total cost of revenue	(421)	(401)

Selling, general and administrative	(106)	(100)
Depreciation and amortization	(50)	(37)

Total operating expenses	(577)	(538)

Operating loss	(73)	(82)
Other income (expense):
Interest income	6	2
Interest expense	(35)	(23)
Other income (expense), net	(6)	1

Loss before reorganization items and provision for income taxes	(108)	(102)
Net gain on preconfirmation contingencies	—	6

Loss before provision for income taxes	(108)	(96)
Provision for income taxes	(12)	(12)

Net loss	(120)	(108)
Preferred stock dividends	(1)	(1)

Loss applicable to common shareholders	$(121)	$(109)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(3.30)	$(4.75)

Weighted average number of common shares	36,697,343	22,946,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2007	2006
Cash flows provided by (used in) operating activities:
Net loss	$(120)	$(108)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	1	—
Non-cash income tax provision	10	11
Non-cash stock compensation expense	15	12
Depreciation and amortization	50	37
Provision for doubtful accounts	1	2
Amortization of prior period IRUs	(2)	(1)
Gain on preconfirmation contingencies	—	(6)
Changes in operating working capital	(25)	(7)
Other	20	4

Net cash used in operating activities	(50)	(56)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(33)	(14)
Change in restricted cash and cash equivalents	(230)	2

Net cash used in investing activities	(263)	(12)

Cash flows provided by (used in) financing activities:
Proceeds from long term debt	247	—
Repayment of capital lease obligations	(10)	(3)
Repayment of long term debt	(2)	(1)
Proceeds from exercise of stock options	3	2
Finance costs incurred	(6)	—
Other	—	(1)

Cash flows provided by (used in) financing activities	232	(3)

Effect of exchange rate changes on cash and cash equivalents	—	1

Net decrease in cash and cash equivalents	(81)	(70)
Cash and cash equivalents, beginning of period	459	224

Cash and cash equivalents, end of period	$378	$154

Non cash investing and financing activities:
Capital lease and debt obligations incurred	$31	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

1.	BACKGROUND AND ORGANIZATION

Global Crossing Limited and its subsidiaries (collectively, the “Company”) is a communications solutions provider, offering a suite of Internet Protocol (“IP”) and legacy telecommunications services in most major business centers in the world. The Company serves many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. The Company offers these services using a global IP-based network that directly connects more than 300 cities in 29 countries and delivers services to more than 600 cities in more than 60 countries around the world. The vast majority of the Company’s revenues are generated based on monthly recurring services. The Company’s operations are organized into two reportable operating segments: (i) enterprise, carrier data and indirect channels and (ii) carrier voice (see Note 13).

2.	BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report for the year ended December 31, 2006 filed with the SEC on Form 10-K. These condensed consolidated financial statements include the accounts of the Company over which it exercises control. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”), in September 2006. FAS 157 clarifies that the fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. This statement also requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. The provisions of FAS 157 are effective for fiscal periods beginning after November 15, 2007 and are to be applied prospectively. The Company is currently evaluating the impact of adopting FAS 157.

The FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), in February 2007. FAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-

instrument basis and is irrevocable. If the fair value option is elected for an instrument, FAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings (or another performance indicator for entities such as not-for-profit organizations that do not report earnings). The provisions of FAS 159 are effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF 06-3 are any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes. In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 was effective for our quarterly reporting period ending March 31, 2007. There was no impact on our financial position and results of operations. The Company’s policy is generally to record taxes within the scope of EITF 06-3 on a net basis.

3.	FINANCING ACTIVITIES

Working Capital Facility

On May 10, 2006, through certain of the Company’s U.S. subsidiaries (the “W/C Facility Borrowers”), the Company entered into a $55 working capital facility (as amended, the “Working Capital Facility”) with Bank of America, N.A. and other lenders participating from time to time. The Working Capital Facility, which expires on May 9, 2009, provides for a secured revolving line of credit of up to $55; provided that the availability is limited to $35 under certain circumstances. The W/C Facility Borrowers were permitted to have borrowed based on eligible billed and unbilled accounts receivable.

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

During the three months ended March 31, 2007, the Company borrowed $24 (including $4 of standby letters of credit) under the Working Capital Facility. At March 31, 2007, the Company had $50 of borrowings under the Working Capital Facility of which $21 is included in current portion of long term debt and $29 relates to standby letters of credit issued. On May 9, 2007, the Company entered into a $250, senior secured term loan agreement (the “Term Loan Agreement”) with Goldman Sachs Credit Partners L.P. (“GSCP”) and Credit Suisse Securities (USA) LLC (“CS Securities”) pursuant to which it borrowed $250 (see Note 14). The Company immediately used a portion of the proceeds to repay the Working Capital Facility in full and to permanently retire that facility; provided that $29 of letters of credit previously issued under the Working Capital Facility have been collateralized with cash proceeds from the term loan and will remain outstanding in accordance with their terms.

Debt Financing

On February 14, 2007, GC Impsat Holdings I Plc (“GC Impsat”), a wholly owned subsidiary of the Company, issued $225 in aggregate principal amount of 9.875% senior notes due February 15, 2017 (the “GC Impsat Notes”). Interest is payable in cash semi-annually in arrears every February 15 and August 15 commencing August 15, 2007. The proceeds of the offering were used to finance a portion of the purchase price (including the repayment of indebtedness) of the Company’s previously announced acquisition of Impsat Fiber Networks, Inc. (“Impsat”), which was consummated on May 9, 2007 (see Note 14). Pursuant to an escrow agreement, the net proceeds of the sale of the GC Impsat Notes, (plus an additional amount of cash necessary to fund accrued interest on the GC Impsat Notes if the consummation of the acquisition had not occurred on or before May 25, 2007) were placed in an escrow account for the benefit of the note holders pending the consummation of the acquisition. At March 31, 2007, these amounts are included in long term restricted cash and cash equivalents. Pursuant to a pledge and security agreement entered into on the date of the acquisition, GC Impsat maintains a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments ($22) on the GC Impsat Notes until certain cash flow metrics have been met. The amounts included in the debt service account will be included in long term restricted cash and cash equivalents.

The GC Impsat Notes are the senior unsecured (other than with respect to the debt service reserve account) obligations of GC Impsat and rank equal in right of payment with all of its other senior unsecured debt. Upon consummation of the acquisition, the restricted subsidiaries of GC Impsat (including Impsat and most of its subsidiaries) have guaranteed the GC Impsat Notes on a senior unsecured basis, ranking equal in right of payment with all of their other senior unsecured debt.

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

The Company had obtained a financing commitment from Credit Suisse for up to $200 to finance most of the Impsat debt that is not being repaid at closing. This commitment was terminated upon issuance of the GC Impsat Notes. The approximately $8 of unamortized deferred financing fees related to the financing commitment was expensed in other income (expense), net in the condensed consolidated statement of operations for the three months ended March 31, 2007.

During the three months ended March 31, 2007 the Company entered into debt agreements to finance various equipment and software licenses. The total debt obligation resulting from these agreements is $12. The term of these agreements range between 24 – 36 months and have annual interest rates generally ranging between 2.8%-8%, and in certain instances, are variable based on a spread over the London Inter-bank Offered Rate (“LIBOR”).

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31 Global Crossing (UK) Telecommunications Ltd (“GCUK”) must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2006 Annual Repurchase Offer, GCUK did not offer to purchase any of the GCUK Notes since the amount of “Designated GCUK Cash Flow” was less than zero.

4.	RESTRUCTURING ACTIVITIES

2006 Restructuring Plan

The Company adopted a restructuring plan as a result of the Fibernet Group Plc. (“Fibernet”) acquisition (see Note 5) under which redundant Fibernet employees will be terminated and certain Fibernet facility lease agreements will be terminated or restructured. As a result of these efforts the Company incurred cash restructuring costs of approximately $3 for severance and related benefits in connection with anticipated workforce reductions and will incur an additional $5 for real estate consolidation. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. It is anticipated that payment of the restructuring activities related to workforce reductions and real estate consolidation will continue through 2007 and 2017, respectively. During the first quarter of 2007, an adjustment to the facilities closure liability resulted in an increase of $4 to accrued restructuring costs, and a corresponding $4 increase to goodwill, relative to our preliminary allocation of the acquisition costs of the Fibernet acquisition.

The table below reflects the activity associated with the restructuring reserve for the three months ended March 31, 2007 (unaudited):

2006 Restructuring Plans:

	Employee Separations	Facility Closings	Total
	(unaudited)
Balance at December 31, 2006	$1	$1	$2
Change in estimated liability	—	4	4
Deductions	(1)	—	(1)

Balance at March 31, 2007	$—	$5	$5

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

The undiscounted facilities closings reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $356 as of March 31, 2007), offset by anticipated receipts from existing and future third-party subleases. As of March 31, 2007, anticipated third-party sublease receipts were $281, representing $119 from subleases already entered into and $162 from subleases projected to be entered into in the future. The discounted facilities closing reserve, shown in the table below, represents the current fair value of the restructuring reserve. The Company continues to review the anticipated costs and third-party sublease payments on a quarterly basis and records adjustments for changes in these estimates in the period such changes become known.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the three months ended March 31, 2007 (unaudited):

2003 and Prior Restructuring Plans:

Facility Closings
(unaudited)
Balance at December 31, 2006	$89
Change in estimated liability	(1)
Deductions	(9)

Balance at March 31, 2007	$79

5.	ACQUISITIONS

On October 11, 2006, the Company took control of Fibernet. Fibernet is a provider of specialist telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. The Company purchased Fibernet to expand its presence as a provider of telecommunications services in those markets.

In the Company’s December 31, 2006 consolidated financial statements, the cost related to the accrued restructuring liability for facility closures was based on preliminary information and was subject to adjustment as new information was obtained. During the first quarter of 2007, an adjustment to the facilities closure liability resulted in an increase of $4 to accrued restructuring costs, and a corresponding $4 increase to goodwill, relative to our preliminary allocation of the acquisition costs of the Fibernet acquisition.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Fibernet had occurred at January 1, 2006:

Three Months Ended March 31, 2006
(unaudited)
Revenue	$474
Loss applicable to common shareholders	$(109)
Loss applicable to common shareholders per common share—basic and diluted	$(4.75)

6.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$89	$86
Accrued payroll, bonus, commissions, and related benefits	33	30
Accrued interest	68	40
Current portion of capital lease obligations	38	32
Accrued professional fees	28	24
Accrued real estate and related costs	15	16
Accrued operations, administration and maintenance costs	9	8
Accrued capital expenditures	13	14
Income taxes payable	4	5
Deferred reorganization costs	4	4
Customer deposits	24	26
Other	51	51

Total other current liabilities	$376	$336

7.	STOCK BASED COMPENSATION

The Company recognized $15 and $12 of non-cash stock related expenses for the three months ended March 31, 2007 and 2006, respectively. These expenses are included in real estate, network and operations and selling, general and administrative in the condensed consolidated statements of operations. The stock-related expenses for each period reflect share-based awards outstanding during such period, including awards granted both prior to and during such period.

On January 31, 2007, the members of the Board of Directors were granted awards of 6,588 unrestricted shares of common stock, representing the first semi-annual installment of the one-half of the directors’ annual retainer fees that is payable in shares rather than cash.

On March 13, 2007, the Board of Directors approved a grant of awards under a special program to substantially all non-sales employees of the Company. The program is intended to retain and motivate the Company’s employees. The awards granted aggregated: (i) $3 of cash; and (ii) 1,194,120 restricted stock units that vest over a period of either six or twelve months from the date of grant.

In connection with the Company’s annual long-term incentive program for 2007, on March 13, 2007, the Company awarded to certain employees 330,100 restricted stock units which vest on March 13, 2010 and 393,100 performance share opportunities which vest on December 31, 2009, in each case subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each performance share grantee can earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved or (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved. No payout will be made for performance below threshold, and the payout for performance above maximum is capped at 150% of the target opportunity. Actual payouts will be calculated using interpolation between threshold and target or target and maximum, as applicable. The total performance share opportunity of each participant in this program comprises three separate award opportunities based on measures of combined 2007 and 2008 earnings, cash use, and adjusted gross margin attributable to the Company’s enterprise, carrier data and indirect channel segment.

Annual Bonus Program

During the three months ended March 31, 2007, the Board of Directors of the Company adopted the 2007 Annual Bonus Program (the “2007 Bonus Program”). The 2007 Bonus Program is an annual bonus applicable to substantially all non-sales employees of the Company, which is intended to retain such employees and to motivate them to help the Company achieve its financial goals. Each participant is provided a target award under the 2007 Bonus Program expressed as a percentage of base salary. Actual awards under the 2007 Bonus Program will be paid only if the Company achieves specified earnings and cash use goals. Bonus payouts under the 2007 Bonus Program will be made in fully vested shares of common stock of the Company; provided that the Compensation Committee of the Board of Directors retains discretion to use cash rather than shares as the Committee deems fit. To the extent common shares are used for payment of bonus awards, such shares shall be valued based on the closing price on the NASDAQ National Market on the date financial results are certified by the Compensation Committee and the Board of Directors.

8.	COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended March 31,
	2007	2006
Net loss	$(120)	$(108)
Foreign currency translation adjustment	(2)	(1)
Unrealized derivative gain (loss) on cash flow hedges	1	(1)

Comprehensive loss	$(121)	$(110)

9.	LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 and $1, respectively, for the three months ended March 31, 2007 and 2006. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three months ended March 31, 2007 and 2006, diluted loss per common share is the same as basic loss per common share.

For the three months ended March 31, 2007, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 21,453,121 common shares issuable upon conversion of convertible debt securities, 778,350 stock options, and 2,539,678 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Plan. For the three months ended March 31, 2006, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 675,862 stock options, 14,258,161 common shares issuable upon conversion of convertible debt securities and 1,121,353 common shares issuable upon vesting of restricted stock units under the 2003 Global Crossing Limited Stock Incentive Plan.

10.	INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2007 and 2006 was $12 and $12, respectively, of which $10 and $11, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The provision for income taxes will be offset by net operating losses that existed at the fresh start date, but had a full valuation allowance recorded against them. The reversal of the valuation allowance has been recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganizations under the Bankruptcy Code.” This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

The Company and its subsidiaries provide for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Bermuda does not impose a statutory income tax and consequently the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. This interpretation states that an “enterprise shall initially recognize the financial statement effects of a tax position where it is more likely than not, based on the technical merits, that the position will be sustained upon examination.” “More likely than not” is defined as a likelihood of greater than 50% based on the facts, circumstances and information available at the reporting date.

The total amount of the unrecognized tax benefits as of the date of adoption was $11. There was no impact to the January 1, 2007 balance of accumulated deficit upon adoption of FIN 48.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $4 of tax benefits that, if recognized, would affect the effective tax rate. The Company also recognizes interest accrued related to unrecognized tax benefits and income tax contingencies in interest expense and penalties in income tax expense. The Company had approximately $12 and $11 for the payment of interest and penalties accrued in other current liabilities and other deferred liabilities at March 31, 2007 and December 31, 2006, respectively. It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company is no longer subject to U.S. income tax examinations by Internal Revenue examiners for years before 2002. The Internal Revenue Service (“IRS”) performed an examination of the Company’s U.S. income tax returns for 2002 and 2003 and based on dialogue has advised that the Company can expect no audit adjustments. With respect to the United Kingdom, as of March 31, 2007, the Company is no longer subject to income tax inquiries by HM Revenue & Customs (“HMRC”) for years up to and including 2003. HRMC has advised, with few exceptions related to 2005, that they have no current plans to open inquiries to filed returns for years 2004 and 2005; although HRMC could legally open an inquiry by April 30, 2008. The Company is also subject to taxation in various states and other foreign jurisdictions.

11.	CONTINGENCIES

From time to time, the Company is party to various legal proceedings in the ordinary course of business or otherwise. The following is a description of the material legal proceedings involving the Company commenced or pending during the three months ended March 31, 2007. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

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

The Company cooperated fully with the investigation and has supplied additional factual materials including a number of formal witness statements. In June, 2006, the OFT formally notified the Company that it was terminating its investigation with no finding of liability adverse to the Company. In July, 2006, two private companies served on the Company proceedings issued in the High Court of Justice against the Company and nine other defendants claiming violations identical to those investigated by the OFT. The same private companies subsequently initiated an appeal to the Competition Appeals Tribunal (“CAT”) in respect of the termination of the OFT investigation. On April 3, 2007 the CAT rejected the appeal. The Company does not believe the private claims against it are meritorious and will be defending these claims vigorously insofar as they relate to the Company.

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

The parties have now agreed to mediate their competing claims (including the Company’s claim filed against PCL in its separate bankruptcy case). If this agreement is approved by the court, the current proceedings will be stayed until completion of mediation.

12.	RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three months ended March 31, 2007 and 2006, the Company provided approximately $0.1 and $0.0, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, Singapore Technologies Telemedia Pte. Ltd. (“ST Telemedia”). Further, during the three months ended March 31, 2007 and 2006, the Company received approximately $1.0 and $0.5, respectively, of telecommunication services from an affiliate of ST Telemedia. Additionally, during the three months ended March 31, 2007 and 2006, the Company accrued dividends and interest of $9.4 and $8.6, respectively, related to debt and preferred stock held by affiliates of ST Telemedia.

At March 31, 2007 and December 31, 2006, the Company had approximately $56.7 and $47.1, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to interest due under the of 4.7% senior secured mandatory convertible notes due 2008 (the “Convertible Notes”) and dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” and “other deferred liabilities,” respectively, in the accompanying condensed consolidated balance sheets. The Company accrues interest on the Convertible Notes at the annual rate of 11% due to certain provisions in the Convertible Notes indenture that could obligate the Company to pay interest retroactively at that rate if the Company were unable to deliver common shares upon receiving a notice of conversion from a holder of such notes (a “Conversion Restriction”). However, at such time, if any, as the Convertible Notes are converted into common shares of the Company, all amounts accrued for interest and principal on the applicable Convertible Notes will be reclassified to common stock and additional paid in capital (see Note 14).

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

13.	SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker in deciding how to assess performance and allocate resources. The Company’s chief operating decision maker assesses performance and allocates resources based on two separate operating segments: (i) enterprise, carrier data and indirect channels and (ii) carrier voice. Included in other in the Company’s segment reconciliations to consolidated results is the consumer voice business which the Company no longer reports as a separate segment since it is below the quantitative thresholds for separate disclosure. Further, as a result of the Impsat acquisition (see Note 14), the Company’s chief operating decision maker may modify the manner in which components of the Company will be evaluated for performance and resource allocation, which may in turn result in changes to the Company’s reportable operating segments.

The enterprise, carrier data and indirect channels segment consists of: (i) the provision of voice, data and collaboration services to all customers other than carriers and consumers; (ii) the provision of data products, including IP, transport and capacity services, to telecommunications carrier customers; and (iii) the provision of voice, data and managed services to or through business relationships with other telecommunications carriers, sales agents and system integrators. The carrier voice segment consists of the provision of United States domestic and international long distance voice services to carrier customers.

The Company defines adjusted gross margin as revenue less cost of access. This metric is a key financial measure used by the chief operating decision maker in assessing segment performance and allocating resources. Adjusted gross margin is not recognized under U.S. GAAP.

Segment information

For the three months ended March 31, 2007:

	Enterprise, carrier data and indirect channels	Carrier Voice	Other	Consolidated Results
Revenues from external customers	$381	$122	$1	$504
Cost of access	(174)	(110)	—	(284)

Adjusted gross margin	$207	$12	$1	220

Real estate, network and operations				(88)
Third party maintenance				(24)
Cost of equipment sales				(25)

Gross margin				$83

For the three months ended March 31, 2006:

	Enterprise, carrier data and indirect channels	Carrier Voice	Other	Consolidated Results
Revenues from external customers	$286	$168	$2	$456
Cost of access	(136)	(149)	—	(285)

Adjusted gross margin	$150	$19	$2	171

Real estate, network and operations				(77)
Third party maintenance				(24)
Cost of equipment sales				(15)

Gross margin				$55

14.	SUBSEQUENT EVENTS

Business Acquisitions

On May 9, 2007, the Company announced that it had acquired Impsat Fiber Networks Inc. (“Impsat”) for cash of $9.32 per share of Impsat common stock, representing a total equity value of approximately $95. Impsat is a leading Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition, the Company will be able to provide greater breadth of services and coverage to the Company’s Latin American operations and enhance its competitive position as a global service provider. The results of Impsat’s operations will be included in the condensed consolidated financial statements as of May 9, 2007. The Company is in the process of obtaining a third-party valuation of certain assets and liabilities to assist in the allocation of the purchase price. Direct costs of the acquisition incurred as of March 31, 2007 are approximately $8 and have been capitalized and included in other assets in the condensed consolidated balance sheet.

Senior Secured Term Loan Agreement

On May 9, 2007, the Company entered into a $250, senior secured term loan agreement with GSCP and SC Securities pursuant to which it borrowed $250 on that date. The term loan matures on May 9, 2012, bears interest at LIBOR plus 6% per annum, has repayment premiums of 103 percent in the first year, 102 percent in the second year and 101 percent in the third year, is guaranteed by substantially all of the Company’s subsidiaries other than the subsidiaries of GCUK and GC Impsat, and is secured by substantially all of the assets of the Company and the assets of such guarantors. The Term Loan

Agreement limits the Company’s and the guarantor subsidiaries’ ability, among other things, to: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions; (3) make certain investments or other restricted payments; (4) enter into arrangements that restrict dividends or other payments to the Company from its restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of its assets. All of these limitations are subject to a number of important qualifications and exceptions set forth in the loan agreement.

In connection with the Term Loan Agreement, the Company, GCSP, as agent for the lenders under the Term Loan Agreement, Wells Fargo Bank N.A. as trustee under the indenture for the Convertible Notes, and STT Crossing Ltd., a subsidiary of our majority shareholder ST Telemedia, entered into an intercreditor agreement pursuant to which the Company’s payment obligations and related security interests under the Convertible Notes indenture have been subordinated to the Company’s payment obligations and related security interests under the Term Loan Agreement. Within a period not expected to exceed 120 days after closing of the Term Loan Agreement, STT Crossing Ltd. has agreed with the Company to convert the Convertible Notes into shares (and warrants convertible into shares) of the Company’s common stock. Upon such conversion, the secured interests of STT Crossing Ltd. will terminate. As consideration for subordination of the Convertible Notes to the Term Loans and the agreement to convert them to common stock and warrants, the Company agreed to pay STT Crossing Ltd. a consent fee of $8 in cash shortly after closing and at conversion of the Convertible Notes, an additional fee in the form of common stock (or warrants to purchase common stock) valued at $10. Upon full conversion of the Convertible Notes, STT Crossing Ltd. will receive common stock and warrants totaling approximately 16.58 million shares (which includes shares issued in payment of the consent fee). At March 31, 2007, the Convertible Notes and related accrued interest were $275 and $44, respectively and are included in debt with controlling shareholder and other current liabilities in the condensed consolidated balance sheet, respectively.

The Company immediately used a portion of the proceeds to repay the Working Capital Facility in full and to permanently retire that facility; provided that $29 of letters of credit previously issued under the Working Capital Facility have been collateralized with cash proceeds from the term loan and will remain outstanding in accordance with their terms. The remaining net proceeds will be used for working capital and for general corporate purposes, which may include the acquisition of assets or businesses that are complimentary to our existing business.

Share-Based Compensation

On May 9, 2007, the Board of Directors approved a grant of awards under a special program related to the Impsat acquisition to key non-executive Impsat and Global Crossing Limited and subsidiaries employees. The program is intended to retain and motivate the Company’s employees through the integration of the Companies. The awards granted aggregated 32,700 restricted stock units that vest over a period of twelve months from the date of grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

•

our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness and the ability to raise capital through financing activities;

•

trends related to and management’s expectations regarding results of operations, required capital expenditures, integration of acquired businesses, revenues from existing and new lines of business and sales of channels, and cash flows including but not limited to those statements set forth below in this Item 2; and

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

Risks Related to Liquidity and Financial Resources

•

We have incurred substantial operating losses, which have continued in 2007. We may be unable to improve operating results to achieve positive cash flows in the future, which could prevent us from meeting our long-term liquidity requirements.

•

Cost of access represents our single largest expense and gives rise to material current liabilities. During the first and second quarters of 2007, we deemed it necessary to accelerate payments to key assess vendors to reduce days payable outstanding, which resulted in increased demands on our liquidity. If such demands were to continue to a greater degree than anticipated, our liquidity could be adversely affected.

•

The covenants in our debt instruments restrict our financial and operational flexibility. We are subject to financial maintenance and other covenants the breach of which could result in our long-term debt instruments becoming immediately due and payable.

•

If the mandatory convertible notes held by our majority shareholder could not be converted into common shares at the maturity thereof in December 2008 for any reason, all $250 million aggregate principal amount plus accrued interest at 11% per annum would become immediately due and payable.

•	We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

•

We may be subject to significant liabilities due to a tax on antennas imposed by the City of Buenos Aires, Argentina and other municipalities due to the Impsat Fiber Networks Inc. (“Impsat”) transaction.

•	Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial flexibility.

Risks Related to our Operations

•	Our rights to the use of the dark fiber that make up our network may be affected by the financial health of our fiber providers.

•	We may not be able to continue to connect our network to incumbent carriers’ networks or maintain Internet peering arrangements on favorable terms.

•	The Network Security Agreement imposes significant requirements on us. A violation of the agreement could have severe consequences.

•	It is expensive and difficult to switch new customers to our network, and lack of cooperation of incumbent carriers can slow the new customer connection process.

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

•

We may not be successful in integrating the Fibernet or Impsat businesses into ours or may not be able to realize the benefits we anticipate from either the Fibernet or Impsat acquisitions, which could affect our financial results and the future value of our common stock.

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

•	Many of our customers deal predominantly in foreign currencies, so we are exposed to exchange rate risks and our net loss may suffer due to currency translations.

•	Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.

Risks Related to Competition and our Industry

•	The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

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

•

Our operations are subject to extensive regulation in the United States (“U.S.”) and abroad and require us to obtain and maintain a number of governmental licenses and permits. If we fail to comply with those regulatory requirements or obtain and maintain those licenses and permits, we may not be able to conduct our business. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

•	Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

Risks Related to our Common Stock

•

We have a very substantial overhang of common stock and a majority shareholder that owns a substantial portion of common stock and securities convertible into our common stock. Future sales of our common stock could cause substantial dilution and future share purchases by our majority shareholder will decrease the liquidity of our common stock, each of which may negatively affect the market price of our shares and impact our ability to raise capital.

•	A subsidiary of ST Telemedia is our majority stockholder and the voting rights of other stockholders are therefore limited in practical effect.

•

Other than ownership by ST Telemedia and its affiliates, which can not exceed 61.5% without prior FCC approval, federal law generally prohibits more than 25% of our capital stock from being owned by foreign persons.

•	Economic and political conditions in Latin America pose numerous risks to our operations.

Other Risks

•	We are exposed to contingent liabilities, including those related to Fibernet and Impsat that could result in material losses that we have not reserved against.

•	Our real estate restructuring reserve represents a material liability, the calculation of which involves significant estimation.

•

In their 2006 audit, Impsat’s independent registered public accounting firm issued a “going concern” opinion expressing doubt as to Impsat’s continuing financial viability. While we believe that the refinancing of Impsat’s debt and infusion of funding in connection with the acquisition of Impsat will provide it with the liquidity it needs, there can be no assurance in that regard.

For a more detailed description of many of these risks and important additional risk factors, see Item 1A, “Business—Cautionary Factors That May Affect Future Results,” in our annual report on Form 10-K for the year ended December 31, 2006.

Executive Summary

Overview

We are a communications solutions provider, offering a suite of Internet Protocol (“IP”) and legacy telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. We offer these services using a global IP-based network that directly connects more than 300 cities in 29 countries and delivers services to more than 600 cities in more than 60 countries around the world. The vast majority of our revenues are generated based on monthly recurring services. We organize our operations into two reportable operating segments: (i) enterprise, carrier data and indirect channels and (ii) carrier voice.

First Quarter 2007 Highlights

Revenue for our enterprise, carrier and indirect channels segment, which is the primary focus of our business strategy, increased $95 million or 33% to $381 million in the first quarter of 2007 from $286 million in the first quarter of 2006. This increase was a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets and also due to the inclusion of Fibernet in our results since October 11, 2006, the date we took control of its operations.

During the first quarter of 2007, our adjusted gross margin (defined as revenue less cost of access), which is considered a key financial measure by the chief operating decision maker, increased $49 million, or 29%, in the first quarter of 2007 to $220 million compared with $171 million in the first quarter of 2006. The increase resulted from a change in our revenue mix to higher margin services, a reduction in access charges due to cost of access initiatives, and the inclusion of Fibernet in our results since October 11, 2006.

On February 14, 2007, GC Impsat Holdings I Plc (“GC Impsat”), a wholly owned subsidiary of the Company, issued $225 million in aggregate principal amount of GC Impsat’s 9.875% senior notes due February 15, 2017 (the “GC Impsat Notes”). Interest is payable in cash semi-annually in arrears every February 15 and August 15 commencing August 15, 2007. The proceeds of the offering will be used to finance a portion of the purchase price (including the repayment of indebtedness) of our previously announced proposed acquisition of Impsat, which closed on May 9, 2007.

During the first quarter of 2007, we posted a net operating loss of $73 million and had net cash used by operating and investing activities of $313 million (including $230 million of cash related to the GC Impsat Notes proceeds that were placed into a restricted escrow account). At March 31, 2007 we had $378 million of unrestricted cash, as compared to $459 million at December 31, 2006.

In light of our desire to refinance our $55 million Working Capital Facility, increased demands placed on our liquidity as a result of accelerated payments made to key access vendors during the first and second quarters of 2007 and cash used to close the Impsat acquisition and to provide additional operating liquidity, on May 9, 2007 we entered into a $250 million senior secured term loan agreement pursuant to which we borrowed $250 million on that date, before payment of fees and expenses related to the loan agreement. The improved relationships with key access vendors, as a result of the accelerated payments, has enabled and is expected to continue to enable more favorable access price negotiation. See “Liquidity and Capital Resources” for further information on the term loan facility. We expect that our unrestricted cash on hand (including proceeds from the term loan), together with cash flow from operations and anticipated equipment financings, will provide us with the necessary liquidity to fund our debt service requirements and investing activities through to the third quarter of 2007 at which time we expect to begin generating positive cash flow and to continue over the long term. For the full year of 2007, we expect to generate negative cash flow (excluding proceeds from the senior secured term loan agreement), although to a lesser degree than in 2006.

We used approximately $160 million of cash in connection with the closing of the Impsat acquisition in the second quarter of 2007. The acquisition is expected to help us realize scale in the Latin American region and to provide a modest improvement in consolidated cash flows in the short term with significant cash flow improvements over the long term. To the extent we engage in further acquisitions that require cash consideration, we will require additional financing facilities.

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

Certain of our accounting policies are deemed “critical,” as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2006, as management believes that there have been no significant changes regarding our critical accounting policies since such time.

New Accounting Pronouncements

See Footnote 2 and 10, “Basis of Presentation” and “Income Taxes” to our condensed consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on our results of operations and financial position, where applicable.

Results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

Consolidated Results

	Three Months Ended March 31,		Increase/ (Decrease)
	2007	2006	$	%
	(dollars in millions)
Revenue	$504	$456	$48	11%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(284)	(285)	(1)	NM
Real estate, network and operations	(88)	(77)	11	14%
Third party maintenance	(24)	(24)	—	NM
Cost of equipment sales	(25)	(15)	10	67%

Total cost of revenue	(421)	(401)

Selling, general and administrative	(106)	(100)	6	6%
Depreciation and amortization	(50)	(37)	13	35%

Total operating expenses	(577)	(538)

Operating loss	(73)	(82)

Other income (expense):
Interest income	6	2	4	200%
Interest expense	(35)	(23)	12	52%
Other income (expense), net	(6)	1	(7)	NM

Loss before reorganization items and provision for income taxes	(108)	(102)
Net gain on preconfirmation contingencies	—	6	(6)	(100%)

Loss before provision for income taxes	(108)	(96)
Provision for income taxes	(12)	(12)	—	NM

Net Loss	(120)	(108)
Preferred stock dividends	(1)	(1)	—	NM

Loss applicable to common shareholders	$(121)	$(109)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue. Our revenue increased in the three months ended March 31, 2007 compared with the same period in 2006 as a result of the increase in our enterprise, carrier data and indirect channels segment revenue, partially offset by the decrease in our carrier voice segment revenue.

Revenues for our enterprise, carrier and indirect channels segment increased in the three months ended March 31, 2007 compared with the same period in 2006 as a result of obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in an increase in sales volume. This growth was primarily driven by increased demand for our IP VPN and broadband lease data services/products as well as increased enterprise voice revenues. In addition, Fibernet’s results of operations, that have been included in our reporting since October 11, 2006, contributed $28 million to the increase in segment revenues (see “Segment Results” in this Item 2 for further discussion of results by segment).

Revenues for our carrier voice segment decreased in the three months ended March 31, 2007 compared with the same period of 2006 as a result of decreases in sales volume, due to our strategy to reduce emphasis on the carrier voice segment, and decreases in prices primarily for our U.S. domestic long distance voice services. Our sales volume related to U.S. domestic long distance voice services declined by approximately 25% while our average pricing for our U.S. domestic long distance voice services decreased by less than 10%.

Cost of revenue. Cost of revenue primarily includes the following: (i) cost of access, including usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (ii) real estate, network and operations charges which include (a) employee- related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees directly attributable to the operation of our network, (b) real estate expenses for all non-restructured technical sites, and (c) other non-employee related costs incurred to operate our network, such as license and permit fees and professional fees; (iii) third party maintenance costs incurred in connection with maintaining the network; and (iv) cost of equipment sales, which includes the software, hardware, equipment and maintenance sold to our customers.

Cost of access was essentially flat in the three months ended March 31, 2007 compared with the same period in 2006 due to the increases in usage-based access services in our enterprise, carrier data and indirect channels segment being offset by decreased purchases of these services due to lower carrier voice sales volume. Included in cost of access for the three months ended March 31, 2007 is $6 million related to Fibernet’s operations.

Real estate, network and operations increased in the three months ended March 31, 2007 compared with the same period in 2006 primarily due to: (i) a $6 million increase as a result of including Fibernet in our results since October 11, 2006 and (ii) a $5 million increase in salaries and benefits as a result of increased headcount.

Cost of equipment sales increased in the three months ended March 31, 2007 compared with the same period in 2006 primarily due to increased equipment and conferencing sales.

Selling, general and administrative expenses (“SG&A”). SG&A expenses primarily consist of: (i) employee-related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees not directly attributable to the operation of our network; (ii) real estate expenses for all non-restructured administrative sites; (iii) bad debt expense; (iv) non-income taxes, including property taxes on owned real estate and trust fund related taxes such as gross receipts taxes, franchise taxes and capital taxes; (v) restructuring costs; and (vi) regulatory costs, insurance, telecommunications costs, professional fees and license and maintenance fees for internal software and hardware.

The increase in SG&A in the three months ended March 31, 2007 compared with the same period in 2006 is primarily due to: (i) a $2 million increase in stock and cash compensation primarily as a result of the retention and motivation award granted to employees in the first quarter of 2007 and (ii) a $2 million increase as a result of including Fibernet’s results in our results since October 11, 2006.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including leased assets, amortization of customer installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in the three months ended March 31, 2007 compared with the same period in 2006 is primarily due to: (i) an increased asset base as a result of fixed asset acquisitions, including capital leases; (ii) amortization of acquired intangible assets related to the Fibernet acquisition and (iii) inclusion of Fibernet’s results in our results since October 11, 2006.

Interest income. Interest income increased in the three months ended March 31, 2007 as compared with the same period in 2006 primarily due to additional interest income from the proceeds received from the issuance of the GC Impsat Notes.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities and amortization of deferred finance costs. The increase in interest expense for the three months ended March 31, 2007 compared with the same period in 2006 is primarily a result of incurring additional debt and capital lease obligations, including the 5% Convertible Notes which were issued on May 30, 2006, 11.75% senior secured notes issued on December 28, 2006, and the GC Impsat Notes issued on February 14, 2007 and additional interest expense as a result of the conversion of accrued interest on the $250 million aggregate original principal amount of 4.7% payable in kind mandatory convertible notes (the “Convertible Notes”) to additional mandatory Convertible Notes and additional amortization of deferred financing costs. We accrue interest on the Convertible Notes at an annual rate of 11% due to certain provisions of the Convertible Notes indenture that could obligate us to pay interest retroactively at that rate if we are unable to deliver common shares upon receiving a notice of conversion. At such time as any of the Convertible Notes are converted into common shares of the Company, all amounts of accrued interest will be reclassified into common stock and additional paid-in-capital.

Other income (expense), net. Other income (expense), net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. In the first quarter of 2007, other expenses increased compared to the first quarter of 2006 primarily due to expensing $8 million of deferred financing fees related to the bridge loan which was terminated upon issuance of the GC Impsat Notes on February 14, 2007.

Net gain on pre-confirmation contingencies. There were no settlements or revisions to estimated liabilities in the three months ended March 31, 2007. During the three months ended March 31, 2006, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from Chapter 11 proceedings. We accounted for these contingencies in accordance with AICPA Practice Bulletin 11—“Accounting for Preconfirmation Contingencies in Fresh Start Reporting” and recorded a net gain on the settlements and/or changes in estimated liabilities.

Segment Results

Our results are segmented according to groupings based on a combination of products, customer types and distribution channels. Further, as a result of the Impsat acquisition (see Note 14) the Company’s chief operating decision maker may modify the manner in which components of the Company will be evaluated for performance and resource allocation, which may result in changes to our reportable operating segments.

We define adjusted gross margin as revenue less cost of access. This metric is a key financial measure used by the chief operating decision maker in assessing segment performance and allocating resources. Adjusted gross margin is not recognized under U.S. Generally Accepted Accounting Principles (“GAAP”). See Note 13 to the condensed consolidated financial statements for a reconciliation of segment results to consolidated results.

Enterprise, carrier data and indirect channels segment:

	Three Months Ended March 31,		Increase/ (Decrease)
	2007	2006	$	%
	(dollars in millions)
Revenue	$381	$286	$95	33%
Cost of access	(174)	(136)	38	28%

Adjusted gross margin	$207	$150	57	38%

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

Revenue. Revenue for this segment increased in the three months ended March 31, 2007 compared with the same period in 2006 as a result of obtaining new customers and existing customer base growth which resulted in an increase in sales volume. This growth was primarily driven by increased demand for our IP VPN and broadband lease data services/products as well as increased enterprise voice revenues. In addition, the inclusion of Fibernet’s results of operations contributed $28 million to the increase in segment revenues.

Adjusted Gross Margin. Adjusted gross margin in this segment increased in the three months ended March 31, 2007 compared with the same period in 2006 as a result of the increases in revenue described above, partially offset by higher cost of access charges as a result of additional usage volume. In addition, Fibernet’s results of operations contributed $22 million to the increase in segment adjusted gross margin.

Carrier voice segment:

	Three Months Ended March 31,		Increase/ (Decrease)
	2007	2006	$	%
	(dollars in millions)
Revenue	$122	$168	$(46)	(27%)
Cost of access	(110)	(149)	(39)	(26%)

Adjusted gross margin	$12	$19	(7)	(37%)

Revenue. Carrier voice revenue decreased in the three months ended March 31, 2007 compared with the same period in 2006 as a result of decreases in sales volume due to our strategy to reduce emphasis on the carrier voice segment, and decreases in prices primarily for our U.S. domestic long distance voice services. Our sales volume related to U.S. domestic long distance voice services declined by approximately 25% while our average pricing for our U.S. domestic long distance voice services decreased by less than 10%.

Adjusted Gross Margin. Adjusted gross margin in this segment decreased in the three months ended March 31, 2007 compared with the same period in 2006 as a result of the decrease in revenue described above, partially offset by lower cost of access charges as a result of reduced usage volume.

Liquidity and Capital Resources

Financial Condition and Liquidity

At March 31, 2007, our available liquidity consisted of $378 million of unrestricted cash and cash equivalents. In addition, we held $236 million in restricted cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheet. The restricted cash and cash equivalents is primarily comprised of proceeds from the GC Impsat Notes, related to interest to have been paid if the acquisition did not consummate and also deposits securing real estate lease obligations and collateral securing reimbursement obligations for certain bank guarantees, performance bonds and letters of credit issued for our account and related to our operations.

For each period since we commenced operations, we have incurred substantial operating losses. For the three months ended March 31, 2007, we posted a net operating loss of approximately $73 million and had net cash used by operating and investing activities of $313 million (including $230 million of cash related to GC Impsat Notes proceeds that were placed into a restricted escrow account).

We used approximately $160 million of cash on hand in connection with the closing of the Impsat acquisition in the second quarter of 2007. The acquisition is expected to help us realize scale in the Latin American region and to provide a modest improvement in consolidated cash flows in the short term and significant cash flow improvements over the long term. To the extent we engage in further acquisitions that require cash consideration, we will require additional financing facilities. Our ability to do so is subject to the limitations in our outstanding debt instruments and the rights of ST Telemedia under our outstanding preference shares.

On May 10, 2006, through certain of our U.S. subsidiaries (the “W/C Facility Borrowers”), we entered into a $55 million working capital facility (the “Working Capital Facility”) with Bank of America, N.A. and other lenders participating from time to time. The Working Capital Facility, which expires on May 9, 2009, provides for a secured revolving line of credit of up to $55 million; provided that the availability is limited to $35 million under certain financial conditions. The W/C Facility Borrowers were permitted to have borrowed based on eligible billed and unbilled accounts receivable.

On March 14, 2007, the parties to the Working Capital Facility further amended the facility: (1) to ease certain restrictions on accessing the full amount of the facility to the extent that we meet certain minimum cash balance and other requirements; (2) to further increase the letter of credit subline to $40 million; (3) to reduce the minimum required “Cash EBITDA” under the financial maintenance covenant; (4) to increase the W/C Facility Borrowers’ flexibility to incur purchase money indebtedness up to $100 million at any one time outstanding; (5) to increase the amount of permitted cash capital expenditures to $150 million per year; and (6) to allow the W/C Facility Borrowers to avoid the need to enter into lock-box arrangements covering cash receipts to the extent that we meet certain minimum cash balance requirements.

During the three months ended March 31, 2007, we borrowed $24 million (including $4 million in standby letters of credit issued) under the Working Capital Facility. At March 31, 2007, we have $50 million of borrowings under the Working Capital Facility of which $21 million is included in current portion of long term debt and $29 million relates to standby letters of credit issued. At March 31, 2007 we had no available borrowing capacity under the Working Capital Facility. On May 9, 2007 we repaid the Working Capital Facility in full and retired it; provided that $29 million in letters of credit previously issued under the Working Capital Facility have been collateralized with cash proceeds from the $250 million senior secured term loan and will remain outstanding in accordance with their terms.

In light of our desire to refinance our $55 million Working Capital Facility, increased demands placed on our liquidity as a result of accelerated payments made to key access vendors during the first and second quarters of 2007 and cash used to close the Impsat acquisition and to provide additional operating liquidity, on May 9, 2007 we entered into a $250 million senior secured term loan agreement (the “Term Loan Agreement”) pursuant to which we borrowed $250 million on that date, before payment of fees and expenses related to the loan agreement. The improved relationship with key access vendors, as a result of the accelerated payments made, has enabled and is expected to continue to enable more favorable access price negotiation. We expect that our unrestricted cash on hand (including proceeds from the term loan), together with cash flow from operations and anticipated equipment financings, will provide us with the necessary liquidity to fund our debt service requirements and investing activities through to the third quarter of 2007 at which time we expect to begin generating positive cash flow and to continue over the long term. For the full year of 2007 (excluding proceeds from the senior secured term loan agreement), we expect to generate negative cash flow, although to a lesser degree than in 2006.

The term loan matures on May 9, 2012, bears interest at London Inter-bank (“LIBOR”) Offered Rate plus 6% per annum, has repayment has premiums of 103 percent in the first year, 102 percent in the second year and 101 percent in the third year, is guaranteed by substantially all of our subsidiaries other than the subsidiaries of GCUK and GC Impsat, and is secured by substantially all of our assets and the assets of such guarantors. The Term Loan Agreement limits our and the guarantor subsidiaries’ ability, among other things, to: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions; (3) make certain investments or other restricted payments; (4) enter into arrangements that restrict dividends or other payments to us from our restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of our assets. All of these limitations are subject to a number of important qualifications and exceptions set forth in the loan agreement.

In connection with the Term Loan Agreement, the Company, GCSP as agent for the lenders under the term loan agreement, Wells Fargo Bank N.A. as trustee under the indenture for the Convertible Notes, and STT Crossing Ltd., a subsidiary of ST Telemedia, entered into an intercreditor agreement pursuant to which our payment obligations and related security interests under the Convertible Notes indenture have been subordinated to our payment obligations and related security interests under the Term Loan Agreement. Within a period not expected to exceed 120 days after closing of the Term Loan Agreement, STT Crossing Ltd. has agreed with the Company to convert the Convertible Notes into shares (and warrants convertible into shares) of the Company’s common stock. Upon such conversion, the security interests of STT Crossing Ltd. will terminate. As consideration for subordination of the Convertible Notes to the Term Loans and the agreement to convert them to common stock and warrants, the Company agreed to pay STT Crossing Ltd. a consent fee of $8 million in cash shortly after closing and, at conversion of the Convertible Notes, an additional fee in the form of common stock (or warrants to purchase common stock) valued at $10 million. Upon full conversion of the Convertible Notes, STT Crossing Ltd. will receive common stock and warrants totaling approximately 16.58 million shares (which includes shares issued in payment of the consent fee). At March 31, 2007, the Convertible Notes and related accrued interest were $275 million and $44 million, respectively and are included in debt with controlling shareholder and other current liabilities in the condensed consolidated balance sheet, respectively.

On February 14, 2007, our wholly-owned subsidiary GC Impsat issued the GC Impsat Notes. Interest is payable in cash semi annually in arrears every February 15 and August 15 commencing August 15, 2007. The proceeds of the offering were used to finance a portion of the purchase price (including the repayment of indebtedness) of our previously announced acquisition of Impsat, which was consummated on May 9, 2007. Pursuant to an escrow agreement, the net proceeds of the sale of the GC Impsat Notes (plus an additional amount of cash necessary to fund accrued interest on the GC Impsat Notes if the consummation of the acquisition had not occurred on or before May 27, 2007) were placed in an escrow account for the benefit of the note holders pending the consummation of the acquisition. At March 31, 2007, these amounts are included in long term restricted cash and cash equivalents. On May 9, 2007, the acquisition was consummated. Pursuant to a pledge and security agreement entered into on the date of the acquisition, GC Impsat maintains a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments ($22 million) on the GC Impsat Notes until certain cash flow metrics have been met. The amounts included in the debt service account will be included in long term restricted cash and cash equivalents.

During the three months ended March 31, 2007 we entered into debt agreements to finance various equipment and software licenses. The total debt obligation resulting from these agreements is $12 million. The term of these agreements range between 24 – 36 months and have annual interest rates generally ranging between 2.8%-8%, and in certain instances, are variable based on a spread over LIBOR.

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

In particular, GCUK has in the past served as a source of funding for us and our other subsidiaries. During 2006, GCUK made net loans to our Global Crossing Europe Limited subsidiary of approximately $50 million. These intercompany loans are guaranteed by GCL, accrue a market-related interest rate, are denominated in United States dollars and mature five business days prior to the maturity of the principal outstanding of the GCUK Notes. On April 11, 2007 the GCUK board of directors approved an additional $15 million loan to be made to Global Crossing Europe during the second quarter of 2007. The loan will be made in accordance with the GCUK Notes indenture and under the same terms and conditions as apply to existing loans provided to Global Crossing Europe.

Substantially all of our assets have been pledged to secure our indebtedness. A failure to comply with the covenants contained in any of our loan instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would adversely affect our rights under other commercial agreements and have a material adverse effect on our business, results of operations and financial condition. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under our other debt instruments. In addition, subject to the arrangements described above regarding the early conversion of the Convertible Notes in the event of a “Conversion Restriction” we could be required to pay cash interest on the Convertible Notes at 11% per annum (calculated retroactively from the issue date) and to redeem the notes on December 23, 2008 for $250 million in cash.

Indebtedness

At March 31, 2007, we had $1,202 million of indebtedness outstanding (including the current portion of long term debt and short term debt), consisting of $512 million of GCUK Notes, $275 million of Convertible Notes with our controlling shareholder, $144 million of 5% Convertible Notes, $225 million of GC Impsat Notes and $46 million of other debt.

See Note 3, “Financing Activities,” to the accompanying unaudited condensed consolidated financial statements for a description of the GC Impsat Notes and the $250 million Term Loan Agreement. See Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our 2006 annual report on Form 10-K, for a description of the GCUK Notes, Convertible Notes, 5% Convertible Notes, and GC Impsat Notes. We are in compliance with all covenants under the instruments governing the GCUK Notes, Convertible Notes, 5% Convertible Notes, GC Impsat Notes and $250 million Term Loan Agreement.

Cash Management Impacts and Working Capital

Our working capital deficit increased $99 million to a working capital deficit of $198 million at March 31, 2007 compared to a working capital deficit of $99 million at December 31, 2006. The increase in the working capital deficit is primarily the result of operating cash flow losses, capital expenditures and increase in the current portion of long term debt.

Cash Flow Activity for the three months ended March 31, 2007

Cash and cash equivalents decreased by $81 million during the three months ended March 31, 2007 to $378 million from $459 million at December 31, 2006. The decrease resulted from continuing operating cash flow losses including accelerated access vendor payments and capital expenditures.

The following table is a summary of our condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31		$ Increase (Decrease)
	2007	2006
	(in millions)
Net cash flows used in operating activities	$(50)	$(56)	$6
Net cash flows used in investing activities	(263)	(12)	(251)
Net cash flows provided by (used in) financing activities	232	(3)	235
Effect of exchange rate changes on cash and cash equivalents	—	1	(1)

Net decrease in cash and cash equivalents	$(81)	$(70)	$(11)

Cash flows used by operating activities were essentially consistent in each period. Continuing operating cash flow losses during the three months ended March 31, 2007 resulted primarily from accelerated payment terms with key access vendors. We expect the accelerated payment terms to impact our operating cash flow losses in the second quarter of 2007 and then expect to return to normal payment/credit terms with the access vendors after the first two quarters of 2007.

Cash flows used in investing activities increased primarily due to higher capital expenditures and restricted cash resulting from our February 14, 2007 issuance of the 9.875% $225 million GC Impsat senior notes in connection with our acquisition of Impsat. Upon completion of the merger on May 9, 2007, the proceeds, excluding amounts retained for the debt service reserve account of $22 million, has been released into unrestricted cash and used to finance a portion of the purchase price (including repayment of indebtedness).

Cash flows from financing activities increased primarily as a result of the issuance of GC Impsat Notes discussed above.

Contractual Cash Commitments

During the three months ended March 31, 2007 we entered into the following material contractual cash commitments: (i) additional interest on the GC Impsat Notes of approximately $222 million over the next 10 years and $225 million of principal if the notes are held to maturity (see above for further information on the GC Impsat Notes), (ii) additional draw down on our Working Capital Facility of $21 million, including interest, which will be repaid within a year, (iii) an agreement to purchase access services that will require us to make payments of $58 million over the next two years, (iv) an agreement to purchase maintenance services that requires a cash commitment of $57 million over the next 5 years and (v) agreements to construct or upgrade our network that required payments of $47 million over the next 3 years.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. At March 31, 2007 and December 31, 2006, our receivables related to our carrier sales channels represented approximately 47% and 56%, respectively, of our consolidated receivables. Also at March 31, 2007 and December 31, 2006, our receivables due from various agencies of the U.K. Government together represented approximately 21% and 15%, respectively, of our consolidated receivables.

Off-Balance Sheet Arrangements

As of March 31, 2007, under the Working Capital Facility, Bank of America has issued a total of $29 million of standby letters of credit on our behalf to certain vendors and financial institutions that had previously held cash collateral accounts (classified as restricted cash in our consolidated balance sheet). Upon issuance of the letters of credit to the financial institutions, the amounts included in the cash collateral accounts were released to us. See Note 3, “Financing Activities,” to the accompanying unaudited condensed consolidated financial statements for further information on the Working Capital Facility which was permanently retired on May 9, 2007; provided that the $29 million of letters of credit previously issued under the Working Capital Facility have been collateralized with cash proceeds from the Term Loan Agreement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7A in the Company’s 2006 annual report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2007, there were no material changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 11, “Contingencies,” to the accompanying unaudited condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in the most significant factors that make an investment in the Company speculative or risky from those set forth in Item 1A., “Risk Factors,” to the Company’s annual report on Form 10-K for the year ended December 31, 2006:

Cost of access represents our single largest expense and gives rise to material current liabilities. Certain telecommunications carriers from which we purchase access services have been demanding that we pay for access services on a timelier basis, which has resulted in increased demands on our liquidity. If such pressures continue to a greater degree than anticipated, we could be prevented from meeting our long-term liquidity requirements.

Item 6.	Exhibits

Exhibits filed as part of this report are listed below.

2.1	Amendment to Agreement and Plan of Merger by and among GCL, GC Crystal, and Impsat, dated as of February 22, 2007 (incorporated by reference to Exhibit 2.1 to GCL’s Current Report on Form 8-K, filed on February 23, 2007).

2.13	Second Amendment to Agreement and Plan of Merger by and among GCL, GC Crystal, and Impsat, dated as of March 15, 2007 (incorporated by reference to Exhibit 2.13 to GCL’s 2006 Annual Report on Form 10-K filed on March 16, 2007).

4.1	Amendment No. 4, dated as of December 29, 2006, to Loan and Security Agreement dated as of May 10, 2006 among certain North American subsidiaries of GCL, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 99.1 to GCL’s current report on Form 8-K filed on January 4, 2007).

4.2	Amendment No. 5, dated as of March 14, 2007, to Loan and Security Agreement dated as of May 10, 2006 among certain North American Subsidiaries of GCL, the financial institutions party thereto from time to time as lenders, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 4.22 to GCL’s 2006 Annual Report on Form 10-K filed on March 16, 2007).

4.3	Indenture dated as of February 14, 2007 between GC Impsat Holdings I Plc (“GC Impsat”) and Wells Fargo Bank, N.A. as trustee and Wells Fargo Bank, National Association, as escrow agent relating to $225,000,000 in aggregate principal amount of GC Impsat’s 9.875% senior notes due 2017 (incorporated by reference to Exhibit 4.1 GCL’s current report on Form 8-K filed on February 20, 2007 (the “February 20, 2007 8-K”)).

4.4	Escrow and Security Agreement dated as of February 14, 2007 between the GC Impsat Holdings I Plc as Depositor, Wells Fargo Bank, N.A as Escrow Agent and Wells Fargo Bank, N.A. as trustee relating to debt securities to be issued from time to time under GCL’s shelf registration statement filed on April 21, 2006 (incorporated by reference to Exhibit 4.2 to the February 20, 2007 8-K).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 10, 2007 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)