Form 10-Q
period 2007-06-30
GLOBAL CROSSING LTD
filed 2007-08-09
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2007 was 37,017,900.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$462	$459
Restricted cash and cash equivalents	32	3
Accounts receivable, net of allowances of $55 and $43	303	251
Prepaid costs and other current assets	122	84

Total current assets	919	797

Restricted cash and cash equivalents	27	3
Property and equipment, net of accumulated depreciation of $521 and $407	1,408	1,132
Intangible assets, net (including goodwill of $158 and $2)	192	26
Other assets	107	86

Total assets	$2,653	$2,044

LIABILITIES:
Current liabilities:
Short-term debt	$6	$6
Accounts payable	262	283
Accrued cost of access	119	107
Current portion of long term debt	14	6
Accrued restructuring costs -current portion	31	30
Deferred revenue - current portion	131	128
Other current liabilities	455	336

Total current liabilities	1,018	896

Debt with controlling shareholder	265	275
Long term debt	1,262	661
Obligations under capital leases	114	106
Deferred revenue	205	163
Accrued restructuring costs	55	61
Other deferred liabilities	97	77

Total liabilities	3,016	2,239

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 and 85,000,000 shares authorized, $.01 par value, 36,970,650 and 36,609,236 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	—	—
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	909	857
Accumulated other comprehensive loss	(29)	(29)
Accumulated deficit	(1,245)	(1,025)

Total shareholders’ deficit	(363)	(195)

Total liabilities and shareholders’ deficit	$2,653	$2,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$547	$461	$1,051	$917
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(281)	(286)	(565)	(571)
Real estate, network and operations	(101)	(73)	(189)	(150)
Third party maintenance	(25)	(21)	(49)	(45)
Cost of equipment sales	(23)	(13)	(48)	(28)

Total cost of revenue	(430)	(393)	(851)	(794)

Selling, general and administrative	(128)	(85)	(234)	(185)
Depreciation and amortization	(63)	(36)	(113)	(73)

Total operating expenses	(621)	(514)	(1,198)	(1,052)

Operating loss	(74)	(53)	(147)	(135)
Other income (expense):
Interest income	6	5	12	7
Interest expense	(47)	(26)	(82)	(49)
Other income (expense), net	24	(2)	18	(1)

Loss from continuing operations before reorganization items and provision for income taxes	(91)	(76)	(199)	(178)
Net gain on preconfirmation contingencies	—	13	—	19

Loss from continuing operations before provision for income taxes	(91)	(63)	(199)	(159)
Provision for income taxes	(9)	(13)	(21)	(25)

Net loss	(100)	(76)	(220)	(184)
Preferred stock dividends	(1)	(1)	(2)	(2)

Loss applicable to common shareholders	$(101)	$(77)	$(222)	$(186)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(2.73)	$(2.70)	$(6.03)	$(7.23)

Weighted average number of common shares	36,930,841	28,502,549	36,814,737	25,739,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2007	2006
Cash flows provided by (used in) operating activities:
Net loss	$(220)	$(184)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sale of property and equipment and marketable securities	1	(1)
Gain on settlement of contracts due to Impsat acquisition	(27)	—
Non-cash income tax provision	18	23
Non-cash stock compensation expense	34	19
Depreciation and amortization	113	73
Provision for doubtful accounts	3	3
Amortization of prior period IRUs	(5)	(3)
Gain on preconfirmation contingencies	—	(19)
Changes in assets and liabilities and other	(33)	10

Net cash used in operating activities	(116)	(79)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(77)	(34)
Purchases of marketable securities	—	(20)
Proceeds from sale of marketable securities	4	1
Payment for Impsat, net of cash acquired	(75)	—
Change in restricted cash and cash equivalents	(53)	2

Net cash used in investing activities	(201)	(51)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	—	240
Proceeds from long term debt	597	144
Repayment of capital lease obligations	(20)	(6)
Repayment of long term debt	(238)	(5)
Proceeds from exercise of stock options	3	3
Finance costs incurred	(23)	(17)

Cash flows provided by financing activities	319	359

Effect of exchange rate changes on cash and cash equivalents	1	3

Net increase in cash and cash equivalents	3	232
Cash and cash equivalents, beginning of period	459	224

Cash and cash equivalents, end of period	$462	$456

Non cash investing and financing activities:
Capital lease and debt obligations incurred	$43	$31

Accrued interest converted to convertible notes	$6	$6

Business acquisitions:

Fair value of assets acquired	$519	$—
Less: liabilities assumed	389	—

Net assets acquired	130	—
Less: cash acquired	28	—
Less: non-cash gain associated with settlement of pre-existing relationships	27	—

Purchase price for Impsat, net of cash acquired	$75	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

1.	BACKGROUND AND ORGANIZATION

Global Crossing Limited (“GCL”) and its subsidiaries (collectively, the “Company”) are communications solutions providers, offering a suite of Internet Protocol (“IP”) and legacy telecommunications services in most major business centers in the world. The Company serves many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. The Company offers these services using a global IP-based network that directly connects more than 320 cities in 31 countries and delivers services to more than 600 cities in more than 60 countries around the world. The vast majority of the Company’s revenues are generated based on monthly recurring services. As a result of the May 9, 2007 acquisition of Impsat Fiber Networks, Inc. and its subsidiaries (collectively, “Impsat”) (see Note 5) and the establishment of a business unit management structure, the Company reports financial results based on three separate operating segments: (i) Global Crossing (UK) Telecommunications Ltd and its subsidiaries (collectively, “GCUK”); (ii) GC Impsat Holdings I Plc and its subsidiaries (collectively, “GC Impsat”); and (iii) GCL and its other subsidiaries (collectively, “Rest of World” or “ROW”) (see Note 13).

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and the accompanying notes, and the reported amounts of revenue and expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company’s evaluations.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), in September 2006. SFAS 157 clarifies that the fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. This statement also requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. The provisions of SFAS 157 are effective for fiscal periods beginning after November 15, 2007 and are to be applied prospectively. The Company is currently evaluating the impact of adopting SFAS 157.

The FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), in February 2007. SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The provisions of SFAS 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF 06-3 are any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value-added and some excise taxes. In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 was effective for our quarterly reporting period ending March 31, 2007. There was no impact on our financial position and results of operations. The Company’s policy is generally to record taxes within the scope of EITF 06-3 on a net basis.

3.	FINANCING ACTIVITIES

GC Impsat Notes

On February 14, 2007, GC Impsat, a wholly owned subsidiary of the Company, issued $225 in aggregate principal amount of 9.875% senior notes due February 15, 2017 (the “GC Impsat Notes”). Interest is payable in cash semi-annually in arrears every February 15 and August 15, commencing August 15, 2007. The proceeds of the offering were used to finance a portion of the purchase price (including the repayment of indebtedness) of the Company’s acquisition of Impsat, which was consummated on May 9, 2007 (see Note 5). Pursuant to a pledge and security agreement, entered into on the date of the acquisition, GC Impsat maintains a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments ($22) on the GC Impsat Notes until certain cash flow metrics have been met. The amounts included in the debt service account are included in long-term restricted cash and cash equivalents.

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

After giving effect to the use of the proceeds from the issuance of the GC Impsat Notes and other sources of liquidity to refinance approximately $216 of debt assumed in the acquisition of Impsat, at June 30, 2007 the primary debt of Impsat that remains outstanding is approximately $23 of bonds issued by Impsat’s subsidiary in Colombia. These bonds bear interest at the Colombian consumer price index plus 8% and are repayable 50% in December 2008 and 2010, respectively.

Senior Secured Term Loan Agreement

On May 9, 2007, the Company entered into a senior secured term loan agreement (the “Term Loan Agreement”) with Goldman Sachs Credit Partners L.P. (“GSCP”) and Credit Suisse Securities (USA) LLC pursuant to which it borrowed $250 on that date. The Term Loan Agreement was amended on June 1, 2007 to, among other things, provide for the borrowing of an additional $100 on that date. The term loans mature on May 9, 2012, 0.25% of principal is repayable on a quarterly basis with remaining principal due at maturity, bear interest at LIBOR plus 6.25% per annum, have repayment premiums of 103% in the first year, 102% in the second year and 101% in the third year, are guaranteed by substantially all of the Company’s subsidiaries other than the subsidiaries of GCUK and GC Impsat, and are secured by substantially all of the assets of the Company and the assets of such guarantors. The Term Loan Agreement limits the Company’s and the guarantor subsidiaries’ ability, among other things, to: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions; (3) make certain investments or other restricted payments; (4) enter into arrangements that restrict dividends or other payments to the Company from its restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of its assets. All of these limitations are subject to a number of important qualifications and exceptions set forth in the loan agreement.

In connection with the Term Loan Agreement, the Company, GSCP as agent for the lenders under the Term Loan Agreement, Wells Fargo Bank N.A. as trustee under the indenture for the $250 original principal amount of the Company’s 4.7% senior secured mandatory convertible notes due 2008 (the “Convertible Notes”) recorded as debt with controlling shareholder on the condensed consolidated balance sheets and STT Crossing Ltd., the Company’s majority shareholder, entered into an intercreditor agreement pursuant to which the Company’s payment obligations and related security interests under the Convertible Notes indenture were subordinated to the Company’s payment obligations and related security interests under the Term Loan Agreement. The Company is required to perfect a collateral package under the Term Loan Agreement by August 30, 2007 or such later date determined by the administration agent in its reasonable discretion. A failure to do so would result in an immediate event of default under the term loans and would give the lenders the right to accelerate repayment of the debt. STT Crossing Ltd. agreed to convert the Convertible Notes into shares of the Company’s common stock no later than September 6, 2007. Upon such conversion, the debt interests of STT Crossing Ltd. will terminate. As consideration for subordination of the Convertible Notes to the term loans and the agreement to convert them to common stock and warrants, the Company agreed to pay STT Crossing Ltd. a consent fee of $8 in cash shortly after closing and, at conversion of the Convertible Notes, an additional fee payable in shares of common stock valued at $10. The Company will also pay STT Crossing Ltd. shares of common stock valued at $30 representing foregone interest through the original scheduled maturity date of the Convertible Notes. The $18 of consent fees is considered a debt modification which has been recorded as a reduction in the carrying value of the Convertible Notes. The $30 of unearned accrued interest is considered an inducement to convert which will be recorded as an other expense upon conversion of the Convertible Notes. Upon conversion, all amounts accrued for interest and principal will be reclassified to common stock and additional paid in capital which was $322 at June 30, 2007. Upon full conversion of the Convertible Notes, STT Crossing Ltd. will receive common stock totaling approximately 16.58 million shares (which includes shares issued in payment of the consent fee and unearned accrued interest through maturity).

A portion of the proceeds of the Term Loan Agreement was used to repay in full the Company’s $55 working capital facility with Bank of America, N.A. and other lenders participating from time to time and to permanently retire that facility; provided that $29 of letters of credit previously issued under the working capital facility, or replacement thereof, have been collateralized with cash proceeds from the term loans and will remain outstanding in accordance with their terms. Also, approximately $2 of unamortized deferred financing fees related to the working capital facility were expensed in other income (expense), net in the condensed consolidated statement of operations during the three months ended June 30, 2007. The remaining net proceeds of the Term Loan Agreement are being used for working capital and general corporate purposes, which may include the acquisition of assets or businesses that are complimentary to the Company’s existing business as well as to fund a portion of the Impsat acquisition.

In satisfaction of an obligation under the Term Loan Agreement, the Company entered into an agreement in July 2007 to mitigate the risk arising from the floating rate debt by hedging the term loans against interest rate risk volatility. The hedge consists of two instruments: an interest rate swap for one year and an interest rate cap for the ensuing two years.

Other Financing Activities

During the six months ended June 30, 2007, the Company entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $12. These agreements have terms that range from 24 to 36 months and annual interest rates that generally range from

2.8% to 11.9% and in certain instances, are variable based on a spread over the London Inter-bank Offered rate (“LIBOR”). In addition, the Company also entered into various capital leasing arrangements that amounted to $31. These agreements have terms that range from 24 to 48 months and implicit interest rates that range from 5.50% to 14%, and in certain instances, are variable over LIBOR.

GCUK Notes Tender Offer

As required by the indenture governing its senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31 Global Crossing (UK) Telecommunications Ltd (“GCUK”) must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2006 Annual Repurchase Offer, GCUK did not offer to purchase any of the GCUK Notes since the amount of “Designated GCUK Cash Flow” was less than zero.

As of June 30, 2007, the Company estimates that it will offer to purchase for cash up to approximately $2 of GCUK notes as required under the Annual Repurchase Offer for the twelve months ended December 31, 2007. Any such offer is required to be made within 120 days of such date.

4.	RESTRUCTURING ACTIVITIES

2007 Restructuring Plan

During the second quarter of 2007, the Company implemented initiatives to generate operational savings which included organizational realignment and functional consolidation resulting in the involuntary separation of approximately 220 employees. As a result of these initiatives, during the second quarter of 2007 the Company recorded a charge of $12 for one-time severance and related benefits which is included in selling, general and administrative expenses in the condensed consolidated statement of operations. On a segment basis, $3 and $9 is recorded to the GCUK and ROW segments, respectively. As of June 30, 2007, the remaining liability related to these initiatives was $10, of which $3 and $7 relate to the GCUK and ROW segments, respectively.

2006 Restructuring Plan

The Company adopted a restructuring plan as a result of the Fibernet Group Plc. (“Fibernet”) acquisition (see Note 5) under which redundant Fibernet employees will be terminated and certain Fibernet facility lease agreements will be terminated or restructured. As a result of these efforts the Company incurred cash restructuring costs of approximately $3 for severance and related benefits in connection with anticipated workforce reductions and will incur an additional $5 for real estate consolidation. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. It is anticipated that payments for the restructuring activities related to workforce reductions and real estate consolidation will continue through 2007 and 2017, respectively. During the first quarter of 2007, an adjustment to the facilities closure liability resulted in an increase of $4 to accrued restructuring costs, and a corresponding $4 increase to goodwill, relative to our preliminary allocation of the acquisition costs of the Fibernet acquisition.

The table below reflects the activity associated with the restructuring reserve for the six months ended June 30, 2007:

	Employee Separations	Facility Closing	Total
Balance at December 31, 2006	$1	$1	$2
Change in estimated liability	—	4	4
Deductions	(1)	—	(1)

Balance at June 30, 2007	$—	$5	$5

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

The undiscounted facilities closings reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $339 as of June 30, 2007), offset by anticipated receipts from existing and future third-party subleases. As of June 30, 2007, anticipated third-party sublease receipts were $272, representing $119 from subleases already entered into and $153 from subleases projected to be entered into in the future. The discounted facilities closing reserve, shown in the table below, represents the current fair value of the restructuring reserve. The Company continues to review the anticipated costs and third-party sublease payments on a quarterly basis and records adjustments for changes in these estimates in the period such changes become known.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the six months ended June 30, 2007:

Facility Closings
Balance at December 31, 2006	$89
Accretion	1
Change in estimated liability	1
Deductions	(22)
Foreign currency impact	2

Balance at June 30, 2007	$71

5.	ACQUISITIONS

Impsat Acquisition

On May 9, 2007, the Company acquired Impsat for cash of $9.32 per share of Impsat common stock, representing a total equity value of approximately $95. The total purchase price including direct costs of acquisition was approximately $103. Impsat is a leading Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition, the Company is able to provide greater breadth of services and coverage to the Company’s Latin American operations and enhance its competitive position as a global service provider. The results of Impsat’s operations are included in the condensed consolidated financial statements as of May 9, 2007.

In connection with the Impsat acquisition, the Company recorded a non-cash, non-taxable gain from the deemed settlement of existing telecom services agreements with Impsat. Under these agreements, the Company earned revenues or incurred expenses that, based on current market rates at the acquisition date, were favorable to the Company. In accordance with EITF 04-1, “Accounting for Pre-Existing Relationships between the Parties to a Business Combination” (“EITF 04-1”), the Company recognized a $27 gain recorded as goodwill, representing the net present value of the favorable portion of the fees over the remaining life of the agreements. This gain is included in other income (expense), net in the condensed consolidated statement of operations.

The following table summarizes the preliminary allocation of the acquisition cost, including direct costs of the acquisition, to the assets acquired and liabilities assumed at the date of acquisition, based on their preliminary estimated fair values:

At May 9, 2007
Cash and cash equivalents	$28
Accounts receivable, net	35
Prepaid costs and other current assets	18
Property, plant, and equipment, net	261
Other assets	13
Intangible assets	11
Goodwill	153

Total assets acquired	519

Accounts payable	45
Short term debt and current portion of long term debt	53
Other current liabilities	83
Long term debt	187
Other liabilities	21

Total liabilities assumed	389

Net assets acquired	$130

Of the $11 of acquired intangible assets (9-year weighted-average useful life), $7, $1, and $3 were assigned to customer relationships (12-year weighted-average useful life), customer contracts (4-year weighted-average useful life) and internally developed software (4-year weighted-average useful life), respectively.

All of the goodwill and all other amounts noted above are recorded in the GC Impsat segment. None of the goodwill is deductible for tax purposes.

Approximately, $216 of short term and long term debt was subsequently refinanced (see Note 3).

Fibernet Acquisition

On October 11, 2006, the Company took control of Fibernet. Fibernet is a provider of specialist telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. The Company purchased Fibernet to expand its presence as a provider of telecommunications services in those markets.

In the Company’s consolidated financial statements as of December 31, 2006, the cost related to the accrued restructuring liability for facility closures was based on preliminary information and was subject to adjustment as new information was obtained. During the first quarter of 2007, an adjustment to the facilities closure liability resulted in an increase of $4 to accrued restructuring costs, and a corresponding $4 increase to goodwill, relative to our preliminary allocation of the acquisition costs of the Fibernet acquisition.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Impsat and Fibernet had occurred at January 1, 2007 and 2006, respectively:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$579	$545	$1,157	$1,086
Net loss applicable to common shareholders	$(112)	$(83)	$(237)	$(194)
Net loss applicable to common shareholders per share - basic and diluted	$(3.03)	$(2.91)	$(6.44)	$(7.54)

6.	OTHER CURRENT LIABILITIES

	June 30, 2007	December 31, 2006
Accrued taxes, including value added taxes in foreign jurisdictions	$105	$86
Accrued payroll, bonus, commissions, and related benefits	52	30
Accrued professional fees	22	24
Accrued interest	71	40
Accrued real estate and related costs	16	16
Accrued capital expenditures	11	14
Current portion of capital lease obligations	41	32
Income taxes payable	19	5
Accrued operations, administration & maintenance costs	10	8
Deferred reorganization costs	5	4
Customer deposits	32	26
Other	71	51

Total other current liabilities	$455	$336

7.	STOCK BASED COMPENSATION

The Company recognized $19 and $34, respectively, of non-cash stock related expenses for the three and six months ended June 30, 2007 and $7 and $19, respectively, for the three and six months ended June 30, 2006. These expenses are included in real estate, network and operations and selling, general and administrative in the condensed consolidated statements of operations. The stock-related expenses for each period reflect share-based awards outstanding during such period, including awards granted both prior to and during such period.

On January 31, 2007, the members of the Board of Directors were granted awards totaling 6,588 unrestricted shares of common stock, representing the first semi-annual installment of the one-half of the directors’ annual retainer fees that is payable in shares rather than cash.

On March 13, 2007, the Board of Directors approved a grant of awards under a special program to substantially all non-sales employees of the Company. The program is intended to retain and motivate the Company’s employees. The awards granted aggregated: (i) $3 of cash; and (ii) 1,194,880 restricted stock units that vest over a period of either six or twelve months from the date of grant.

In connection with the Company’s annual long-term incentive program for 2007, on March 13, 2007, the Company awarded to certain employees 330,700 restricted stock units which vest on March 13, 2010 and 393,800 performance share opportunities which vest on December 31, 2009, in each case subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each performance share grantee can earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved or (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved. No payout will be made for performance below threshold, and the payout for performance above maximum is capped at 150% of the target opportunity. Actual payouts will be calculated using interpolation between threshold and target or target and maximum, as applicable. The total performance share opportunity of each participant in this program comprises three separate award opportunities based on measures of combined 2007 and 2008 earnings, cash use, and adjusted gross margin attributable to the Company’s enterprise, carrier data and indirect channels business.

On May 9, 2007, the Board of Directors approved a grant of awards under a special program related to the Impsat acquisition to key employees of GC Impsat segment and a limited group of ROW segment employees involved in the Impsat integration. The program is intended to retain and motivate the Company’s employees through the integration of Impsat. The awards granted to non-executives aggregated 32,600 restricted stock units that vest over a period of twelve months from the date of grant. The awards granted to executives aggregated 20,736 restricted stock units that vest one-third per year over a three year period.

On June 12, 2007, the members of the Board of Directors were granted awards totaling 29,040 unrestricted shares of common stock with a one year cliff vesting on June 12, 2008. These awards were made in accordance with the Company’s annual long-term incentive program for Board members.

Annual Bonus Program

During the six months ended June 30, 2007, the Board of Directors of the Company adopted the 2007 Annual Bonus Program (the “2007 Bonus Program”). The 2007 Bonus Program is an annual bonus applicable to substantially all non-sales employees of the Company, which is intended to retain such employees and to motivate them to help the Company achieve its financial goals. Each participant is provided a target award under the 2007 Bonus Program expressed as a percentage of base salary. Actual awards under the 2007 Bonus Program will be paid only if the Company achieves specified earnings and cash use goals. Bonus payouts under the 2007 Bonus Program will be made in fully vested shares of common stock of the Company; provided that the Compensation Committee of the Board of Directors retains discretion to use cash rather than shares as the Committee deems fit. To the extent common shares are used for payment of bonus awards, such shares shall be valued based on the closing price on the NASDAQ National Market on the date financial results are certified by the Compensation Committee and the Board of Directors. As of June 30, 2007, $15 has been accrued for this bonus plan.

8.	COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(100)	$(76)	$(220)	$(184)
Foreign currency translation adjustment	2	1	—	—
Unrealized derivative loss on cash flow hedges	(1)	(5)	—	(6)

Comprehensive loss	$(99)	$(80)	$(220)	$(190)

9.	LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 and $2, respectively, for each of the three and six months ended June 30, 2007 and 2006. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three and six months ended June 30, 2007 and 2006, diluted loss per common share is the same as basic loss per common share.

For the three and six months ended June 30, 2007, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 22,874,630 common shares issuable upon conversion of convertible debt securities, 703,407 stock options, and 2,407,014 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Plan. For the three and six months ended June 30, 2006, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 753,394 stock options, 20,706,122 common shares issuable upon conversion of convertible debt securities and 1,103,750 common shares issuable upon vesting of restricted stock units under the 2003 Global Crossing Limited Stock Incentive Plan.

10.	INCOME TAXES

The Company’s provision for income taxes for the three and six months ended June 30, 2007 was $9 and $21, respectively, of which $8 and $18, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. For the three and six months ended June 30, 2006, the Company’s provision for income taxes was $13 and $25, respectively, of which $12 and $23, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The provision for income taxes will be offset by net operating losses that existed at the fresh start date, but had a full valuation allowance recorded against them. The reversal of the valuation allowance has been recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganizations under the Bankruptcy Code.” This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

The Company and its subsidiaries provide for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Bermuda does not impose a statutory income tax and consequently the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. This interpretation states that an “enterprise shall initially recognize the financial statement effects of a tax position where it is more likely than not, based on the technical merits, that the position will be sustained upon examination.” “More likely than not” is defined as a likelihood of greater than 50% based on the facts, circumstances and information available at the reporting date.

The total amount of the unrecognized tax benefits as of the date of adoption was $11. There was no impact to the January 1, 2007 balance of accumulated deficit upon adoption of FIN 48.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $4 of tax benefits that, if recognized, would affect the effective tax rate. The Company also recognizes interest accrued related to unrecognized tax benefits and income tax contingencies in interest expense and penalties in income tax expense. The Company had approximately $13 and $11 for the payment of interest and penalties accrued in other current liabilities and other deferred liabilities at June 30, 2007 and December 31, 2006, respectively. It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

Subsequent to June 30, 2007, the Company received notification from the Internal Revenue Service (“IRS”) that its audit of the Company’s 2002 and 2003 tax years has resulted in the tax returns being accepted as filed, without change. Accordingly, the Company is no longer subject to U.S. federal income tax examination for periods prior to 2004. The Company is presently under examination for 2004 and, based upon discussions with the IRS, similarly expects to receive no audit adjustments for that year. With respect to the United Kingdom, as of June 30, 2007, the Company is no longer subject to income tax inquiries by HM Revenue & Customs for years up to and including 2003. The Company is also subject to taxation in various states and other foreign jurisdictions.

11.	CONTINGENCIES

From time to time, the Company is party to various legal proceedings in the ordinary course of business or otherwise. The following is a description of the material legal proceedings involving the Company commenced or pending during the six months ended June 30, 2007. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

AT&T Inc. (formally SBC Communications Inc.) Claim

AT&T Inc. (“AT&T”) has asserted that the Company is engaging in the misrouting of traffic through third-party intermediaries for the purpose of avoiding access charges payable to AT&T’s local exchange carrier (“LEC”) affiliates. AT&T asserted that the Company owed it $19 through July 15, 2004. The Company responded to AT&T denying the claim in its entirety.

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

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a first amended complaint on February 4, 2005. The first amended complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the first amended complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the Federal Communications Commission (“FCC”) and the FCC has sought comments on the issues referred by the Court. The Company filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization (the “Plan of Reorganization”) of the Company’s predecessor and a number of its subsidiaries (collectively, the “GC Debtors”) pursuant to chapter 11 of title 11 of the United States Code which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, AT&T moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. The Company filed its response to the motion on March 6, 2006, requesting that the Court deny the motion. On May 31, 2006, the Court entered an order denying plaintiffs’ motion for reconsideration without prejudice.

Claim by the U.S. Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the U.S. Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Limited, the Company’s former subsidiary (“PCL”), violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration (“NOAA”). The Company believes responsibility for the asserted claim rests entirely with PCL. On November 7, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the Bankruptcy Court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $14. Negotiations with PCL to resolve the remaining issues are ongoing but no final resolution has been reached. An identical claim that had been filed in the bankruptcy proceedings of PCL was settled in principle in September 2005 and was subsequently approved by the court as part of the PCL plan of reorganization confirmed in an order dated November 10, 2005. The Company has commenced preliminary discussions with NOAA as to the impact that settlement has on the claim against the Company.

Qwest Rights-of-Way Litigation

In May 2001, a purported class action was commenced against three of the Company’s subsidiaries in the U.S. District Court for the Southern District of Illinois. The complaint alleges that the Company had no right to install a fiber-optic cable in rights-of-way granted by the plaintiffs to certain railroads. Pursuant to an agreement with Qwest Communications Corporation, the Company has an indefeasible right to use (“IRU”) certain fiber-optic cables in a fiber-optic communications system constructed by Qwest within the rights-of-way. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber optic cable for use by Qwest or any other entities. The action has been brought on behalf of a national class of landowners whose property underlies or is adjacent to a railroad right-of-way within which the fiber-optic cables have been installed. The action seeks actual damages in an unstated amount and alleges that the wrongs done by the Company involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. The Company made a demand of Qwest to defend and indemnify the Company in the lawsuit. In response, Qwest has appointed defense counsel to protect the Company’s interests.

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

Foreign Customs Tax Audit

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

Subsequently on June 5, 2006, the parties agreed not to proceed with PCL’s partial summary judgment motion and to file a new summary judgment motion. On June 5, 2006 PCL filed a new motion for partial summary judgment claiming not less than $2 for revenues for short term leases on PC-1, not less than $6 in respect of operation and maintenance fees paid to the Company by its customers for capacity on PC-1 and an unspecified amount to be determined at trial in respect of the Microsoft/ Softbank claim. The Company filed a response to that motion on June 26, 2006, together with a cross motion for partial summary judgment disallowing certain of PCL’s administrative claims. On August 28, 2006, PCL replied to the Company’s response to PCL’s new motion for partial summary judgment and responded to the Company’s cross motion for partial summary judgment. On November 20, 2006, the Company filed its reply to PCL’s response to the Company’s cross motion for partial summary judgment.

The parties have now agreed to mediate their competing claims (including the Company’s claim filed against PCL in its separate bankruptcy case). If this agreement is approved by the court, the current proceedings will be stayed until completion of mediation.

Impsat Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts and unpaid performance bonuses as a result of their separation from Impsat shortly after the acquisition of Impsat by the Company.

The Company has been in negotiations with the claimants over the amount of their claims and other issues arising out of their departure. No litigation or other formal proceedings are pending at this time.

Buenos Aires Antenna Tax Liability

The Government of the City of Buenos Aires (“GCBA”) established a tax applicable to private companies owning antennas with supporting structures, whether in service or not, in the amount set forth in the annual tariff law for the use of the public and private air space and for the installation of such antennas (the “Antenna Fees”).

Since September 2003, the GCBA has periodically notified Impsat of the Antenna Fees and requested payment. Impsat has administratively disputed each of these notifications and in the administrative proceeding questioned the legality and constitutionality of the tax on various grounds, including that: (1) air rights belong to the owner of the underlying private property and GCBA’s charge for use of privately owned air rights is confiscatory and incompatible with the constitutional right of property; (2) Argentine telecommunications law exempts the use and occupation of public air space for the purposes of providing telecommunications service from any charge; and (3) the tax that GCBA is trying to impose is excessive and confiscatory. Impsat continues to dispute the Antenna Fees and, to date, no summary collection action has been commenced by GCBA on the unpaid Antenna Fees.

Brazilian Tax Claims

In October 2004, the Brazilian tax authorities issued two tax infraction notices against Impsat for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interests. The notice informed Impsat Brazil that the taxes were levied because a specific document (Declaração de Necessidade - “Statement of Necessity”) was not provided by Impsat Brazil at the time of importation, in breach of MERCOSUR rules. The total amount of the tax assessment was approximately $4 at December 31, 2006. Oppositions were filed on behalf of Impsat Brazil arguing that the Argentine exporter (Corning Cable Systems Argentina S.A.) complied with the MERCOSUR rules and a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to the official compulsory review by the Federal Taxpayers Council. The administrative final decision is still pending.

In addition, in December 2004, the tax authorities of the State of São Paulo, in Brazil, issued an infraction notice against Impsat for collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. The total amount of this tax assessment was approximately $5 at December 31, 2006, including interest and penalties. A defense was filed on behalf of Impsat Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the first administrative level, and an appeal to State Administrative Court was then filed, which is pending judgment. Impsat believes there are good grounds to have the tax assessment cancelled. However, if the tax assessment is not cancelled at the administrative level for any reason, judicial measures may be adopted to remove such tax assessment.

Paraguayan Government Contract Claim

The National Telecommunications Commission of Paraguay (“CONATEL”) has commenced an administrative investigation against a joint venture between Impsat and Electro Import S.A. (“JV 1”) and asserted a claim against a second joint venture between Impsat and Loma Plata S.A. (“JV 2”) for breach of contract and breach of licensee’s obligations.

In December 2000, after a public bidding process, JV 1 was awarded a contract, with funding, and a universal service license for the design, supply, installation, launch, operation and maintenance of a telecommunications system for public telephones and/or phone booths in certain specified locations in Paraguay. In 2005, CONATEL initiated an administrative investigation due to an alleged breach of contract by JV 1, as well as a criminal investigation pursuant to which two officers of Impsat’s Argentine subsidiary were preliminarily indicted. As a result of such investigation, CONATEL resolved to: (i) determine JV 1’s liability as to the breach of its contract and legal obligations as licensee of the Universal Service; (ii) revoke the license granted; (iii) terminate the contract due to JV 1’s default; (iv) impose a fine; (v) foreclose on the insurance policy; and (vi) seize the equipment already installed by JV 1.

JV 1 moved for injunctive protection and the reconsideration and annulment of the above referred resolution, based on force majeure and violation of due process defenses. CONATEL filed a motion to dismiss such action, based on the lack of standing to sue, as well as on failure to state a claim upon which relief may be granted. The motion to dismiss is pending.

In 2001, after a public bidding process, JV 2 was awarded a contract, with funding, for the installation and deployment of public telephones and/or telephone booths in certain specified locations in Paraguay. JV 2 was required to install and start operating all the required equipment within twelve months of the execution of the contract. In January 2003, JV 2 requested an extension of the twelve month term from CONATEL as a result of force majeure events that had prevented it from completing the installation of the committed number of remote terminals within the agreed time period. CONATEL denied the request and decided to terminate the contract based on JV 2’s default.

JV 2 filed a claim before the Administrative Court requesting the annulment of the termination and seeking a stay of the challenged administrative acts. After the legal term to respond to JV 2’s request had lapsed, JV 2 filed a motion to continue the proceedings in CONATEL’s absence. The Administrative Court denied the motion and accepted CONATEL’s late presentation, opening the proceeding’s evidentiary period. JV2 appealed that decision to the Paraguayan Supreme Court and is currently awaiting final resolution of such appeal.

12.	RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three and six months ended June 30, 2007, the Company provided approximately $0.1 and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, Singapore Technologies Telemedia Pte. Ltd. (“ST Telemedia”). Further, during the three and six months ended June 30, 2007, the Company received approximately $0.5 and $1.5, respectively, of telecommunication services from affiliates of ST Telemedia. During the three and six months ended June 30, 2006, the Company provided approximately $0.1 of telecommunications services to subsidiaries and affiliates of ST Telemedia and received approximately $0.4 and $0.9, respectively, of telecommunications services from an affiliate of ST Telemedia. Additionally, during the three and six months ended June 30, 2007, the Company accrued dividends and interest of $11.0 and $20.4, respectively, related to debt and preferred stock held by affiliates of ST Telemedia and $8.6 and $17.2 during the three and six months ended June 30, 2006, respectively.

At June 30, 2007 and December 31, 2006, the Company had approximately $70.1 and $47.1, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to interest due under the Convertible Notes and dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” and “other deferred liabilities,” respectively, in the accompanying condensed consolidated balance sheets. The Company accrues interest on the Convertible Notes at the annual rate of 11% due to certain provisions in the Convertible Notes indenture that could obligate the Company to pay interest retroactively at that rate if the Company were unable to deliver common shares upon receiving a notice of conversion from a holder of such notes (a “Conversion Restriction”). However, at such time, if any, as the Convertible Notes are converted into common shares of the Company, all amounts accrued for interest and principal on the applicable Convertible Notes will be reclassified to common stock and additional paid in capital which was $322 at June 30, 2007 (see Note 3).

In connection with the Term Loan Agreement, the Company has accrued certain consent fees totaling $18 and paid $8 to a subsidiary of ST Telemedia as of June 30, 2007 (see Note 3).

Settlement with Asia Global Crossing Bankruptcy Trustee

In November 2004, the bankruptcy trustee for Asia Global Crossing Ltd, a former majority-owned subsidiary of the Company now in liquidation under Chapter 7 of the U.S. Bankruptcy Code (“AGC”), filed a lawsuit against a number of former directors and officers of AGC, including the chief executive officer and certain other senior officers of the Company (collectively, the “Company Parties”). The lawsuit alleged, among other things, breaches of fiduciary duty and duty of loyalty, preferential transfers, and fraudulent conveyances, in each case arising prior to the AGC bankruptcy filing in November 2002. The Company was not named as a defendant in the lawsuit. To avoid adverse consequences to the Company that might result from protracted litigation of the matter, the Company entered into a stipulation of settlement on November 30, 2005 with (among others) the AGC bankruptcy trustee and agreed to contribute $4 to a larger settlement fund. The stipulation was approved by Judge Lynch of the U.S. District Court for the Southern District of New York on March 23, 2006. Under the terms of the settlement, the Company contributed $2 to the settlement fund in June 2006 and the remaining $2 in January 2007.

13.	SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision makers (“CODMs”) in deciding how to assess performance and allocate resources. As a result of the Impsat acquisition (see Note 5) and the establishment of a business unit management structure, the Company’s CODMs assess performance and allocate resources based on three separate operating segments which management operates and manages as strategic business units: (i) GCUK; (ii) GC Impsat; and (iii) ROW.

GCUK is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the United Kingdom (“UK”). GC Impsat is a provider of telecommunications, Internet and information technology services to corporate and government clients in Latin America. ROW represents the operations of Global Crossing Limited and its subsidiaries excluding GCUK and GC Impsat and comprises operations primarily in North America, with smaller operations in Europe and Latin America, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed data and voice products and services that support a migration path to a fully converged IP environment.

The CODMs measure and evaluate the Company’s reportable segments based on Adjusted Cash EBITDA. Adjusted Cash EBITDA, as defined by the Company, is earnings before non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense), net, net gain (loss) on pre-confirmation contingencies, provision for income taxes and preferred stock dividends.

Adjusted Cash EBITDA is not a measurement recognized under accounting principles generally accepted in the United States and may not be used by other companies. Management believes that Adjusted Cash EBITDA is an important part of the Company’s internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measure is especially important in a capital-intensive industry such as telecommunications. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from the Company’s calculations. Additionally, this financial measure does not include certain significant items such as non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense) net, net gain or (loss) on pre-confirmation contingencies, provision for income taxes and preferred stock dividends. Adjusted Cash EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

The following tables provide operating financial information for the Company’s three reportable segments and a reconciliation of segment results to consolidated results. Prior period amounts are revised to reflect the change in reportable segments as discussed above.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues from external customers
GCUK	$141	$106	$285	$205
GC Impsat	48	—	48	—
ROW	358	355	718	712

Total consolidated	$547	$461	$1,051	$917

Intersegment revenues
GCUK	$—	$—	$—	$—
GC Impsat	2	—	2	—
ROW	1	—	1	—

Total	$3	$—	$3	$—

Total segment operating revenues
GCUK	$141	$106	$285	$205
GC Impsat	50	—	50	—
ROW	359	355	719	712
Less: intersegment revenues	(3)	—	(3)	—

Total consolidated	$547	$461	$1,051	$917

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Adjusted Cash EBITDA
GCUK	$30	$22	$64	$42
GC Impsat	9	—	9	—
ROW	(31)	(32)	(73)	(85)

Total consolidated	$8	$(10)	$—	$(43)

A reconciliation of Adjusted Cash EBITDA to Income (Loss) Applicable to Common Shareholders follows:

	Three Months Ended June 30, 2007
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$30	$9	$(31)	$—	$8
Non-cash stock compensation	(2)	—	(17)	—	(19)
Depreciation and amortization	(20)	(8)	(35)	—	(63)
Interest income	3	2	3	(2)	6
Interest expense	(18)	(6)	(25)	2	(47)
Other income (expense), net	3	(5)	26	—	24
Provision for income taxes	—	(2)	(7)	—	(9)
Preferred stock dividends	—	—	(1)	—	(1)

Loss applicable to common shareholders	$(4)	$(10)	$(87)	$—	$(101)

	Three Months Ended June 30, 2006
	GCUK	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$22	$(32)	$—	$(10)
Non-cash stock compensation	—	(7)	—	(7)
Depreciation and amortization	(10)	(26)	—	(36)
Interest income	1	5	(1)	5
Interest expense	(13)	(14)	1	(26)
Other income (expense), net	9	(11)	—	(2)
Net gain on pre-confirmation contingencies	—	13	—	13
Provision for income taxes	—	(13)	—	(13)
Preferred stock dividends	—	(1)	—	(1)

Income (loss) applicable to common shareholders	$9	$(86)	$—	$(77)

	Six Months Ended June 30, 2007
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$64	$9	$(73)	$—	$—
Non-cash stock compensation	(4)	—	(30)	—	(34)
Depreciation and amortization	(38)	(8)	(67)	—	(113)
Interest income	5	3	8	(4)	12
Interest expense	(35)	(9)	(42)	4	(82)
Other income (expense), net	3	(7)	22	—	18
Provision for income taxes	(1)	(2)	(18)	—	(21)
Preferred stock dividends	—	—	(2)	—	(2)

Loss applicable to common shareholders	$(6)	$(14)	$(202)	$—	$(222)

	Six Months Ended June 30, 2006
	GCUK	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$42	$(85)	$—	$(43)
Non-cash stock compensation	(1)	(18)	—	(19)
Depreciation and amortization	(20)	(53)	—	(73)
Interest income	2	6	(1)	7
Interest expense	(25)	(25)	1	(49)
Other income (expense), net	13	(14)	—	(1)
Net gain on pre-confirmation contingencies	—	19	—	19
Provision for income taxes	—	(25)	—	(25)
Preferred stock dividends	—	(2)	—	(2)

Income (loss) applicable to common shareholders	$11	$(197)	$—	$(186)

Total assets by segment:

			June 30, 2007	December 31, 2006
Total Assets
GCUK			$864	$764
GC Impsat			586	—
ROW			1,447	1,342

Total segments			2,897	2,106
Less: Intercompany loans and receivables			(244)	(62)

Total consolidated assets			$2,653	$2,044

Unrestricted cash by segment:

			June 30, 2007	December 31, 2006
Unrestricted Cash
GCUK			$69	$79
GC Impsat			45	—
ROW			348	380

Total consolidated unrestricted cash			$462	$459

Eliminations and other reconciling items include intersegment eliminations.

The Company accounts for intersegment sales of products and services and asset transfers at current market prices.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

•

our services, including the development and deployment of data products and services based on Internet Protocol (“IP”) and other technologies and strategies to expand our targeted customer base and broaden our sales channels;

•	the operation of our network, including with respect to the development of IP-based services;

•

our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness and the ability to raise capital through financing activities;

•

trends related to and management’s expectations regarding results of operations, required capital expenditures, integration of acquired businesses, revenues from existing and new lines of business and sales channels, and cash flows including but not limited to those statements set forth below in this Item 2; and

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

•

Cost of access represents our single largest expense and gives rise to material current liabilities. During the first and second quarters of 2007, we deemed it necessary to accelerate payments to key access vendors to reduce days payable outstanding, which resulted in increased demands on our liquidity. If such demands were to continue to a greater degree than anticipated, we could be prevented from meeting our cash flow projections and our long-term liquidity requirements.

•

The covenants in our debt instruments restrict our financial and operational flexibility. These covenants include significant restrictions on the ability of entities in any one of our segments from making intercompany funds transfers to entities in any other segment. We are also subject to financial maintenance and other covenants the breach of which could result in our long term debt instruments becoming immediately due and payable.

•

If the mandatory convertible notes held by our majority shareholder are not converted into common shares by the originally scheduled maturity thereof in December 2008 for any reason, all $250 million aggregate principal amount plus accrued interest at 11% per annum would become immediately due and payable.

•

If we do not put in place the required collateral package under the $350 million senior secured term loan agreement by August 30, 2007, we could be in default under the term loans which would give the lenders the right to accelerate repayment of the debt.

•	We cannot predict our future tax liabilities. If we become subject to increased levels of taxation, our results of operations could be adversely affected.

•	As a result of the Impsat acquisition, we may be subject to significant liabilities due to taxes on antennas imposed by City of Buenos Aires and other municipalities in Argentina.

•

Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial flexibility. Legal restrictions arising out of our international corporate structure include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the expatriation of funds that are particularly prevalent in Latin America.

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

•	Intellectual property and proprietary rights of others could prevent us from using necessary technology.

•	We may not be successful in integrating the Impsat business or may not realize the benefits originally anticipated from this acquisition.

•

We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions. These risks have significantly increased as a result of our acquisition of the Latin American operations of Impsat.

•

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), and our failure to comply with FCPA and regulations hereunder could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

•	Many of our customers deal predominantly in foreign currencies, so we are exposed to exchange rate risks and our net loss may suffer due to currency translations.

•	Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.

•	Our forecasts of customer and market demand could prove to be inaccurate or we could lose one or more customers that provide us with significant revenues.

Risks Related to Competition and our Industry

•	The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

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

•

Other than ownership by ST Telemedia and its affiliates, which can not exceed 66.25% without prior Federal Communications Commission (“FCC”) approval, federal law generally prohibits more than 25% of our capital stock from being owned by foreign persons.

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

Executive Summary

Overview

We are communications solutions providers, offering a suite of IP and legacy telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. We offer these services using a global IP-based network that directly connects more than 320 cities in 31 countries and delivers services to more than 600 cities in more than 60 countries around the world. The vast majority of the our revenues are generated based on monthly recurring services. As a result of the May 9, 2007 acquisition of Impsat Fiber Networks, Inc. and its subsidiaries (collectively, “Impsat”) (see Note 5) and the establishment of a business unit management structure, we report financial results based on three separate operating segments (i) Global Crossing (UK) Telecommunications Limited and its subsidiaries (collectively “GCUK”); (ii) GC Impsat Holdings I Plc and its subsidiaries (collectively, “GC Impsat”); and (iii) GCL and its other subsidiaries (collectively, “Rest of World” or “ROW”).

Second Quarter 2007 Highlights

On May 9, 2007, we acquired Impsat for cash of $9.32 per share of Impsat common stock, representing a total equity value of approximately $95 million. Impsat is a leading Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition, we are able to provide greater breadth of services and coverage to our Latin American operations and enhance our competitive position as a global service provider. We expect to integrate Impsat within our operations during the twelve to eighteen months following the acquisition.

During the second quarter of 2007 we substantially completed the integration of our Fibernet acquisition.

On May 10, 2007, we announced a restructuring plan which includes organizational realignment and functional consolidation to re-engineer the business for improved operational efficiency and higher performance resulting in involuntary employee work force reductions. The restructuring plan includes the reduction of approximately 220 job positions throughout various locations. The total one-time severance and other post-termination benefits including employer burden related to the positions being eliminated was approximately $12 million (approximately $3 million for our GCUK segment and $9 million for our ROW segment). Going forward, we expect to achieve estimated annualized savings of approximately $25 million from this restructuring of the business and other attrition.

Revenues from our enterprise, carrier data and indirect channels business was higher by $133 million, or 44%, in the second quarter of 2007 compared to the same period in 2006. This increase was primarily the result of the inclusion of Fibernet and Impsat in our results since October 11, 2006 and May 9, 2007, respectively, and higher revenues at our GCUK and ROW segments, driven by new customers and existing customer base growth in specific enterprise and carrier target markets.

During the six months ended June 30, 2007, we posted a net operating loss of $147 million and had net cash used by operating and investing activities of $317 million (including $22 million of cash related to the GC Impsat Notes (see liquidity and capital resources section) proceeds that were placed into a restricted escrow account, $29 million used to collateralize existing letters of credit and $75 million paid for Impsat, net of cash acquired). At June 30, 2007 we had $462 million of unrestricted cash, as compared to $459 million at December 31, 2006.

To refinance our $55 million working capital facility and in light of increased demands placed on our liquidity as a result of accelerated payments made to key access vendors during the first and second quarters of 2007 to reduce days payable outstanding and cash used to close the Impsat acquisition and to provide additional operating liquidity, on May 9, 2007 we entered into a $250 million senior secured term loan agreement pursuant to which we borrowed $250 million on that date, before payment of fees and expenses related to the loan agreement. On June 1, 2007, an additional $100 million was borrowed under the senior secured term loan agreement. The improved relationships with key access vendors, as a result of the reduction in days payable outstanding, has enabled and is expected to continue to enable more favorable access price negotiation. See “Liquidity and Capital Resources” for further information on the senior secured term loan facility. We expect that our unrestricted cash on hand (including proceeds from the term loan), together with cash flow from operations and anticipated equipment financings, will provide us with the necessary liquidity to fund our debt service requirements and investing activities through the fourth quarter of 2007 at which time we expect to begin generating positive cash flow continuing over the long term. For the full year of 2007, we expect to generate negative cash flow (excluding proceeds from the senior secured term loan agreement).

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

Results of operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006:

Consolidated Results

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
Revenue	$547	$461	$86	19%	$1,051	$917	$134	15%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(281)	(286)	(5)	(2%)	(565)	(571)	(6)	(1%)
Real estate, network and operations	(101)	(73)	28	38%	(189)	(150)	39	26%
Third party maintenance	(25)	(21)	4	19%	(49)	(45)	4	9%
Cost of equipment sales	(23)	(13)	10	77%	(48)	(28)	20	71%

Total cost of revenue	(430)	(393)			(851)	(794)

Selling, general and administrative	(128)	(85)	43	51%	(234)	(185)	49	26%
Depreciation and amortization	(63)	(36)	27	75%	(113)	(73)	40	55%

Total operating expenses	(621)	(514)			(1,198)	(1,052)

Operating loss	(74)	(53)			(147)	(135)

Other income (expense):
Interest income	6	5	1	20%	12	7	5	71%
Interest expense	(47)	(26)	21	81%	(82)	(49)	33	67%
Other income (expense), net	24	(2)	(26)	NM	18	(1)	(19)	NM

Loss from continuing operations before reorganization items and provision for income taxes	(91)	(76)			(199)	(178)
Net gain on preconfirmation contingencies	—	13	(13)	(100%)	—	19	(19)	(100%)

Loss from continuing operations before provision for income taxes	(91)	(63)			(199)	(159)

Provision for income taxes	(9)	(13)	(4)	(31%)	(21)	(25)	(4)	(16%)

Net loss	(100)	(76)			(220)	(184)
Preferred stock dividends	(1)	(1)	—	NM	(2)	(2)	—	NM

Loss applicable to common shareholders	$(101)	$(77)			$(222)	$(186)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$139	$103	$36	35%	$280	$201	$79	39%
Carrier voice	2	3	(1)	(33%)	5	4	1	25%
Intersegment revenues	—	—	—	NM	—	—	—	NM

	$141	$106	$35	33%	$285	$205	$80	39%
GC Impsat
Enterprise, carrier data and indirect channels	$47	$—	$47	NM	$47	$—	$47	NM
Carrier voice	1	—	1	NM	1	—	1	NM
Intersegment revenues	2	—	2	NM	2	—	2	NM

	$50	$—	$50	NM	$50	$—	$50	NM
ROW
Enterprise, carrier data and indirect channels	$246	$196	$50	26%	$485	$384	$101	26%
Carrier voice	111	157	(46)	(29%)	230	324	(94)	(29%)
Other	1	2	(1)	(50%)	3	4	(1)	(25%)
Intersegment revenues	1	—	1	NM	1	—	1	NM

	$359	$355	$4	1%	$719	$712	$7	1%
Intersegment eliminations	(3)	—	(3)	NM	(3)	—	(3)	NM

Consolidated revenues	$547	$461	$86	19%	$1,051	$917	$134	15%

NM—Not Meaningful

Our consolidated revenues are separated into two businesses based on our target markets and sales structure: (i) enterprise, carrier data and indirect channels and (ii) carrier voice.

The enterprise, carrier data and indirect channels business consists of: (i) the provision of voice, data and collaboration services to all customers other than carriers and consumers; (ii) the provision of data products, including IP, transport and capacity services, to telecommunications carrier customers; and (iii) the provision of voice, data and managed services to or through business relationships with other telecommunications carriers, sales agents and system integrators. The carrier voice business consists of the provision of predominantly United States domestic and international long distance voice services to carrier customers.

Our consolidated revenues increased in the three and six months ended June 30, 2007 compared with the same periods in 2006 primarily as the result of higher revenues at our GCUK and ROW segments, and the inclusion of Fibernet and Impsat in our results since October 11, 2006 and May 9, 2007, respectively. Revenue growth reflected strong demand across all of our segments for broadband lease, managed services and IP VPN data products, partially offset by decreased carrier voice revenues as a result of decreases in sales volumes, due to our strategy to reduce our emphasis in this market, and decreases in prices for our U.S. domestic long distance services. We expect our carrier voice business revenue to remain relatively flat going forward.

See “Segment Results” in this Item 2 for further discussion of results by segment.

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

Cost of Access

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$40	$31	$9	29%	$80	$60	$20	33%
Carrier voice	1	3	(2)	(67%)	4	4	—	NM
Intersegment cost of access	—	—	—	NM	—	—	—	NM

	$41	$34	$7	21%	$84	$64	$20	31%
GC Impsat
Enterprise, carrier data and indirect channels	$12	$—	$12	NM	$12	$—	$12	NM
Carrier voice	1	—	1	NM	1	—	1	NM
Intersegment cost of access	1	—	1	NM	1	—	1	NM

	$14	$—	$14	NM	$14	$—	$14	NM
ROW
Enterprise, carrier data and indirect channels	$128	$113	$15	13%	$262	$220	$42	19%
Carrier voice	99	139	(40)	(29%)	206	287	(81)	(28%)
Other	—	—	—	NM	—	—	—	NM
Intersegment cost of access	1	—	1	NM	1	—	1	NM

	$228	$252	$(24)	(10%)	$469	$507	$(38)	(7%)
Intersegment eliminations	(2)	—	(2)	NM	(2)	—	(2)	NM

Consolidated cost of access	$281	$286	$(5)	(2%)	$565	$571	$(6)	(1%)

NM—Not Meaningful

Cost of access decreased in the three and six months ended June 30, 2007 compared with the same periods of 2006 primarily driven by (i) our cost reduction initiatives to optimize the access network and effectively lower unit prices; and (ii) lower carrier voice sales volume in our ROW segment. The decrease in cost of access was partially offset by increases in access charges in our GCUK, GC Impsat and ROW enterprise, carrier data and indirect channels business. Included in our results were $6 million and $12 million related to Fibernet for the three and six months ended June 30, 2007, respectively, and $14 million related to Impsat for the three and six months ended June 30, 2007, respectively.

Real estate, network and operations increased in the three and six months ended June 30, 2007 compared with the same periods in 2006 primarily due to: (i) a $6 million and $11 million increase, respectively, in salaries and benefits as a result of increased headcount and salary increases; (ii) a $9 million and $9 million increase, respectively, in stock and cash compensation primarily as a result of the retention and motivation awards granted to employees in the first quarter of 2007 and accruing the 2007 annual bonus program at a higher rate than 2006; (iii) an increase of $5 million and $10 million, respectively, resulting from including Fibernet in our results since October 11, 2006; and (iv) an increase of $6 million resulting from including Impsat in our results since May 9, 2007.

Third-party maintenance increased in the three and six months ended June 30, 2007 as compared with the same periods in 2006 primarily due to the inclusion of Fibernet and Impsat in our results since October 11, 2006 and May 9, 2007, respectively. During the three months ended June 30, 2007, we identified certain third-party maintenance costs to be eliminated.

We expect our real estate, network and operations salaries and benefits charges to decrease in our GCUK and ROW segments in the third quarter of 2007 as a result of headcount decreases from the May 10, 2007 restructuring plan and attrition.

Cost of equipment sales increased in the three and six months ended June 30, 2007 compared with the same periods in 2006 primarily due to increased equipment, conferencing and managed services sales.

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

The increase in SG&A in the three and six months ended June 30, 2007 compared with the same period in 2006 is primarily due to: (i) an increase in restructuring charges of $11 million due to the May 10, 2007 restructuring plan; (ii) a $7 million and $9 million increase, respectively, in salaries and benefits primarily as a result of increased sales commissions and salary increases; (iii) a $3 million and $4 million increase, respectively, in stock and cash compensation primarily as a result of the retention and motivation awards granted to employees in the first quarter of 2007 and accruing the 2007 annual bonus program at a higher rate than 2006; (iv) an increase of $3 million and $5 million, respectively, resulting from including Fibernet in our results since October 11, 2006 and (v) an increase of $16 million resulting from including Impsat in our results since May 9, 2007.

We expect our SG&A salaries and benefits charges to decrease in our GCUK and ROW segments in the third quarter of 2007 as a result of headcount decreases from the May 10, 2007 restructuring plan and attrition.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including leased assets, amortization of customer installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in the three and six months ended June 30, 2007 compared with the same periods in 2006 primarily due to: (i) an increased asset base as a result of fixed asset additions, including capital leases; (ii) amortization of acquired intangible assets related to the Fibernet and Impsat acquisitions; (iii) inclusion of Fibernet’s results in our results since October 11, 2006 and (iv) inclusion of Impsat’s results in our results since May 9, 2007.

Interest income. Interest income increased in the three and six months ended June 30, 2007 as compared with the same periods in 2006 primarily due to higher cash balances as a result of issuing the GC Impsat Notes and $350 million Term Loan Agreement.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities and amortization of deferred finance costs. The increase in interest expense for the three and six months ended June 30, 2007 compared with the same periods in 2006 is primarily a result of incurring additional indebtedness and capital lease obligations including the 5% Convertible Notes which were issued on May 30, 2006, 11.75% senior secured notes issued on December 28, 2006, the GC Impsat Notes issued on February 14, 2007, $350 million senior secured term loan incurred during the second quarter of 2007 and amortization of deferred financing costs related to these debt obligations.

Other income (expense), net. Other income (expense), net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. Other income increased in the three and six months ended June 30, 2007 compared to the same periods of 2006 primarily due to $27 million non-cash, non-taxable gain from deemed settlement of pre-existing arrangements with Impsat on the date of the acquisition. This income was partially offset by expensing of deferred financing fees related to both: (i) the Bank of America working capital facility, which was retired during the second quarter of 2007; and (ii) the bridge loan which was terminated upon issuance of the GC Impsat Notes.

Net gain on pre-confirmation contingencies. There were no settlements or revisions to estimated liabilities for the pre-confirmation contingencies in the three and six months ended June 30, 2007. During the three and six months ended June 30, 2006, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from Chapter 11 proceedings. We accounted for these contingencies in accordance with AICPA Practice Bulletin 11—”Accounting for Preconfirmation Contingencies in Fresh Start Reporting” and recorded a net gain on the settlements and/or changes in estimated liabilities.

Segment Results

As a result of the Impsat acquisition (see Note 5), our CODMs assess performance and allocate resources based on three separate operating segments which we operate and manage as strategic business units: (i) GCUK; (ii) GC Impsat; and (iii) ROW.

GCUK is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies the United Kingdom (“UK”). GC Impsat is a provider of telecommunications, Internet and information technology services to corporate and government clients in Latin America. ROW represents the operations of Global Crossing Limited and its subsidiaries excluding GCUK and GC Impsat and comprises operations primarily in North America, with smaller operations in Europe and Latin America, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed data and voice products and services that support a migration path to a fully converged IP environment.

The CODMs measure and evaluate our reportable segments based on Adjusted Cash EBITDA. Adjusted Cash EBITDA, as defined by us, is earnings before non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense), net, net gain (loss) on pre-confirmation contingencies, provision for income taxes, and preferred stock dividends.

Adjusted Cash EBITDA is not a measurement recognized under accounting principles generally accepted in the United States and may not be used by other companies. We believe that Adjusted Cash EBITDA is an important part of our internal reporting and is a key measure used by us to evaluate our profitability and operating performance and to make resource allocation decisions. We believe such measure is especially important in a capital-intensive industry such as telecommunications. There are limitations to using non-GAAP financial measures, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from our calculations. Additionally, this financial measure does not include certain significant items such as non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense) net, net gain or (loss) on pre-confirmation contingencies, provision for income taxes and preferred stock dividends. Adjusted Cash EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

GCUK segment:

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$139	$103	$36	35%	$280	$201	$79	39%
Carrier voice	2	3	(1)	(33%)	5	4	1	25%
Intersegment revenues	—	—	—	NM	—	—	—	NM

	$141	$106	$35	33%	$285	$205	$80	39%

Revenues for our GCUK segment increased in the three and six months ended June 30, 2007 compared with the same periods in 2006 as a result of the inclusion of Fibernet in our results since October 11, 2006, obtaining new customers and existing customer base growth in specific enterprise and carrier target markets which resulted in an increase in sales volume and positive foreign exchange fluctuations. This growth was primarily driven in the second quarter of 2007 and six months ended June 30, 2007 by increased demand for our IP VPN, managed services and broadband lease data products as well as increased enterprise voice revenues. In addition, the net effect of Fibernet on our consolidated results was $25 million and $49 million to the increase in GCUK segment revenues for the three and six months ended June 30, 2007, respectively.

Two of GCUK’s principal customer relationships are with OGC buying solutions, with which GCUK has a framework contract for the provision of a managed telecom service, and with Camelot, the current holder of the license to operate the UK National Lottery. The managed telecom service contract was for an initial term of 10 years; this term was initially extended until the end of December 2008 and in June 2007 was further extended until the end of December 2011. Camelot’s license to operate the National Lottery expires in January 2009. On August 7, 2007, Camelot was named preferred bidder in the bidding process for the award of the license to operate the National Lottery for a 10 year period from February 2009. Camelot and the National Lottery Commission are in the process of negotiating the form of the license. GCUK does not expect to retain the same level of services or revenue from its existing contract with Camelot.

Adjusted Cash EBITDA

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
GCUK
Adjusted Cash EBITDA	30	22	8	36%	64	42	22	52%

Adjusted Cash EBITDA in this segment increased in the three and six months ended June 30, 2007 compared with the same periods in 2006 primarily as a result of the increases in revenue described above,

partially offset by higher access charges resulting from additional usage volume, higher costs for our real estate, network and operations and SG&A expenses. The higher real estate, network and operations costs and SG&A expenses resulted primarily from higher employee-related costs. These employee-related costs resulted from increased headcount driven by the Fibernet acquisition, higher commissions paid to sales employees and employee severance charges related to our May 10, 2007 restructuring plan.

GC Impsat Segment:

Revenue

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(in millions)	(in millions)
GC Impsat
Enterprise, carrier data and indirect channels	$47	$47
Carrier voice	1	1
Intersegment revenues	2	2

	$50	$50

Prior to our acquisition of Impsat on May 9, 2007, our GC Impsat segment had no revenue generating activities and consisted of a holding company that issued the GC Impsat Notes in anticipation of consummating the acquisition of Impsat. Revenues for our GC Impsat segment were primarily from broadband lease, managed services and IP VPN data products and were positively affected by favorable foreign exchange fluctuations in our operations in Brazil and Colombia.

Adjusted Cash EBITDA

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(in millions)	(in millions)
GC Impsat
Adjusted Cash EBITDA	$9	$9

Adjusted Cash EBITDA for our GC Impsat segment for the three and six months ended June 30, 2007 comes from the inclusion of Impsat in our results since May 9, 2007.

ROW Segment:

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
ROW
Enterprise, carrier data and indirect channels	$246	$196	$50	26%	$485	$384	$101	26%
Carrier voice	111	157	(46)	(29%)	230	324	(94)	(29%)
Other	1	2	(1)	(50%)	3	4	(1)	(25%)
Intersegment revenues	1	—	1	NM	1	—	1	NM

	$359	$355	$4	1%	$719	$712	$7	1%

Revenues for our ROW segment increased slightly in the three and six months ended June 30, 2007 compared with the same periods in 2006 resulting from strong demand for higher margin enterprise voice and broadband lease and IP VPN data products. This increase in enterprise, carrier data, and indirect channel business revenue was partially offset by decreased lower margin carrier voice revenues as a result of decreases in sales volumes, due to our strategy to reduce our emphasis in this market, and decreases in prices for our U.S.

domestic long distance services. Our sales volume related to U.S. domestic long distance voice services declined by approximately 25% both in the three and six months ended June 30, 2007 compared with the same periods in 2006, while our average pricing for our U.S. domestic long distance voice services was steady in the three months ended June 30, 2007 and declined by less than 4% in the six months ended June 30, 2007, compared with the same periods in 2006. We expect our carrier voice business revenue to remain relatively flat going forward.

Adjusted Cash EBITDA

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
ROW
Adjusted Cash EBITDA	(31)	(32)	1	3%	(73)	(85)	12	14%

Adjusted Cash EBITDA in this segment increased in the six months ended June 30, 2007 compared with the same period in 2006 as a result of the increases in revenue described above and lower access costs driven by lower carrier voice sales volume, partially offset by higher costs for our real estate, network and operations and higher SG&A expenses. The higher real estate, network and operations costs and SG&A expenses resulted primarily from higher employee-related costs, higher commissions paid to sales employees and employee severance charges related to our May 10, 2007 restructuring plan and other non-plan severance charges. Additionally, higher relative real estate restructuring costs resulted from a reduction in our real estate restructuring reserve in the second quarter of 2006 as a result of purchasing a partially restructured technical facility.

Liquidity and Capital Resources

Financial Condition and Liquidity

At June 30, 2007, our available liquidity consisted of $462 million of unrestricted cash and cash equivalents. In addition, we held $59 million in restricted cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheet. The restricted cash and cash equivalents is primarily comprised of cash collateral for letters of credit originally issued under the Working Capital Facility and the debt service fund for the new GC Impsat Notes.

During the six months ended June 30, 2007, we posted a net operating loss of $147 million and had net cash used by operating and investing activities of $317 million (including $22 million of cash related to the GC Impsat Notes proceeds that were placed into a restricted escrow account, $29 million used to collateralize existing letter of credit and $75 million paid for Impsat, net of cash acquired). At June 30, 2007 we had $462 million of unrestricted cash, as compared to $459 million at December 31, 2006.

To refinance our $55 million working capital facility, and in light of increased demands placed on our liquidity as a result of accelerated payments made to key access vendors during the first and second quarters of 2007 to reduce days payable outstanding and cash used to close the Impsat acquisition and to provide additional operating liquidity, on May 9, 2007 we entered into a senior secured term loan agreement pursuant to which we borrowed $250 million on that date, before payment of fees and expenses related to the loan agreement. On June 1, 2007, an additional $100 million was borrowed under the senior secured term loan agreement. The improved relationships with key access vendors as a result of the reduction in days payable outstanding, has enabled and is expected to continue to enable more favorable access price negotiation. We expect that our unrestricted cash on hand (including proceeds from the term loan), together with cash flow from operations and anticipated equipment financings, will provide us with the necessary liquidity to fund our debt service requirements and investing activities through the fourth quarter of 2007 at which time we expect to begin generating positive cash flow continuing over the long term. For the full year of 2007, we expect to generate negative cash flow (excluding proceeds from the senior secured term loan agreement).

We used approximately $160 million of cash on hand in connection with the closing of the Impsat acquisition in the second quarter of 2007. The acquisition is expected to help us realize scale in the Latin American region and to provide a modest improvement in consolidated cash flows in the short term and significant cash flow improvements over the long term. To the extent we engage in further acquisitions that require significant cash consideration, we may require additional financing facilities. Our ability to do so is subject to the limitations in our outstanding debt instruments and the rights of ST Telemedia under our outstanding preference shares.

On February 14, 2007, GC Impsat, a wholly owned subsidiary of the Company, issued $225 million in aggregate principal amount of 9.875% senior notes due February 15, 2017 (the “GC Impsat Notes”). Interest is payable in cash semi-annually in arrears every February 15 and August 15 commencing August 15, 2007. The proceeds of the offering were used to finance a portion of the purchase price (including the repayment of indebtedness) of our acquisition of Impsat, which was consummated on May 9, 2007 (see Note 5). Pursuant to a pledge and security agreement, entered into on the date of the acquisition, GC Impsat maintains a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments ($22 million) on the GC Impsat Notes until certain cash flow metrics have been met. The amounts included in the debt service account are included in long term restricted cash and cash equivalents.

The GC Impsat Notes are the senior unsecured (other than with respect to the debt service reserve account) obligations of GC Impsat and rank equal in right of payment with all of its other senior unsecured debt. Upon consummation of the acquisition, the restricted subsidiaries of GC Impsat (including Impsat and most of its subsidiaries) guaranteed the GC Impsat Notes on a senior unsecured basis, ranking equal in right of payment with all of their other senior unsecured debt.

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

After giving effect to the use of the proceeds from the issuance of the GC Impsat Notes and other sources of liquidity to refinance approximately $216 million of debt assumed in the acquisition of Impsat, at June 30, 2007 the primary debt of Impsat that remains outstanding is approximately $23 million of bonds issued by Impsat’s subsidiary in Colombia. These bonds bear interest at the Colombian consumer price index plus 8%. The Colombia Bonds are repayable 50% in December 2008 and 2010, respectively.

On May 9, 2007, we entered into a senior secured term loan agreement (the “Term Loan Agreement”) with Goldman Sachs Credit Partners L.P. (“GSCP”) and Credit Suisse Securities (USA) LLC pursuant to which we borrowed $250 million on that date. The Term Loan Agreement was amended on June 1, 2007 to, among other things provide for the borrowing of an additional $100 million on that date. The term loans mature on May 9, 2012, 0.25% of principal is repayable on a quarterly basis with the remaining principal due at maturity, bear interest at LIBOR plus 6.25% per annum , have repayment premiums of 103% in the first year, 102% in the second year and 101% in the third year, are guaranteed by substantially all of our subsidiaries other than the subsidiaries of GCUK and GC Impsat, and are secured by substantially all of our assets and the assets of such guarantors. The Term Loan Agreement limits our and the guarantor subsidiaries’ ability, among other things, to: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions; (3) make certain investments or other restricted payments; (4) enter into arrangements that restrict dividends or other payments to us from our restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of our assets. All of these limitations are subject to a number of important qualifications and exceptions set forth in the loan agreement.

In connection with the Term Loan Agreement, the Company, GSCP as agent for the lenders under the Term Loan Agreement, Wells Fargo Bank N.A. as trustee under the indenture for the $250 million original principal amount of our 4.7% senior secured mandatory convertible notes due 2008 (the “Convertible Notes”) recorded as debt with controlling shareholder on the condensed consolidated balance sheets and STT Crossing Ltd., our majority shareholder, entered into an intercreditor agreement pursuant to which our payment obligations and related security interests under the Convertible Notes indenture were subordinated to our payment obligations and related security interests under the Term Loan Agreement. We are required to perfect a collateral package under the Term Loan Agreement by August 30, 2007 or such later date determined by the administrative agent in its reasonable discretion. A failure to do so would result in an immediate event of default under the term loans and would give the lenders the right to accelerate repayment of the debt. STT Crossing Ltd. agreed to convert the Convertible Notes into shares of our common stock no later than September 6, 2007. Upon such conversion, the debt interests of STT Crossing Ltd. will terminate. As consideration for subordination of the Convertible Notes to the term loans and the agreement to convert them to common stock and warrants, we agreed to pay STT Crossing Ltd. a consent fee of $8 million in cash shortly after closing and at conversion of the Convertible Notes, an additional fee payable in shares of common stock valued at $10 million. We will also pay STT Crossing Ltd. shares of common stock valued at $30 million representing foregone interest through the original scheduled maturity date of the Convertible Notes. The $18 million of consent fees is considered a debt modification which as been recorded as a reduction in the carrying value of the Convertible Notes. The $30 million of unearned accrued interest is considered inducement to convert which will be recorded as an other expense upon conversion of the Convertible Notes. Upon conversion, all amounts accrued for interest and principal will be reclassified to common stock and additional paid in capital which was $322 million at June 30, 2007. Upon full conversion of the Convertible Notes, STT Crossing Ltd. will receive common stock and warrants totaling approximately 16.58 million shares (which includes shares issued in payment of the consent fee and unearned accrued interest through maturity).

A portion of the proceeds of the Term Loan Agreement was immediately used to repay in full our $55 million working capital facility with Bank of America, N.A and other lenders participating from time to time and to permanently retire that facility; provided that $29 million of letters of credit previously issued under the working capital facility, or replacement thereof, have been collateralized with cash proceeds from the term loans and will remain outstanding in accordance with their terms. Also, approximately $2 million of unamortized deferred financing fees related to the working capital facility were expensed in other income (expense), net in the condensed consolidated statement of operations during the three months ended June 30, 2007. The remaining net proceeds of the Term Loan Agreements are being used for working capital and general corporate purposes, which may include the acquisition of assets or businesses that are complimentary to our existing business as well as to fund a portion of the Impsat acquisition.

In satisfaction of an obligation under the Term Loan Agreement, in July 2007 we entered into an agreement to mitigate the risk arising from the floating rate debt by hedging the term loans against interest risk volatility. The hedge consists of two instruments: an interest rate swap in year one and an interest rate cap for the ensuing two years.

During the six months ended June 30, 2007 we entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $12 million. These agreements have terms that range from 24 to 36 months and annual interest rates that generally range from 2.8% to 11.9% and in certain instances, are variable based on a spread over the London Inter-bank Offered rate (“LIBOR”). In addition, we also entered into various capital leasing arrangements that amounted to $31 million. These agreements have terms that range from 24 to 48 months and range generally from 5.50% to 14% and, in certain instances, are variable over LIBOR.

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2006 Annual Repurchase Offer, GCUK did not offer to purchase any of the GCUK Notes since the amount of “Designated GCUK Cash Flow” was less than zero.

As of June 30, 2007, we estimate that we will offer to purchase for cash up to approximately $2 million of GCUK Notes as required under the Annual Repurchase Offer to the twelve months ended December 31, 2007. Any such offer is required to be made within 120 days of such date.

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon inter-company transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world and are subject to legal and contractual restrictions affecting their ability to make inter-company funds transfers. Such legal restrictions include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the expatriation of funds that are particularly prevalent in Latin America. Contractual restrictions on intercompany funds transfers include limitations in our major debt instruments on the ability of our subsidiaries to make dividend and other payments on equity securities, as well as limitations on our subsidiaries’ ability to make intercompany loans. These contractual restrictions arise under our major debt instruments, each of which is generally limited in application to one of our segments (e.g., the restrictions in the $350 million Term Loan Agreement and the Convertible Notes indenture apply to the ROW segment, the restrictions in the GCUK Notes indenture apply to the GCUK segment, and the restrictions in the GC Impsat Notes indenture apply to the GC Impsat segment). Thus, these contractual restrictions generally do not restrict intercompany funds transfers within a given segment, but rather significantly restrict intercompany funds transfers from one segment to another. Each such debt instrument includes exceptions which allow a limited amount of intercompany loans to entities in other segments. At June 30, 2007, unrestricted cash and cash equivalents were $69, $45, and $348 at our GCUK, GC Impsat and ROW segments, respectively.

GCUK has in the past served as a source of funding for us and our other subsidiaries. During 2006, GCUK made net loans to our Global Crossing Europe Limited subsidiary of approximately $50 million. These intercompany loans are guaranteed by GCL, accrue a market-related interest rate, are denominated in United States dollars and mature five business days prior to the maturity of the principal outstanding of the GCUK Notes. On April 11, 2007 the GCUK board of directors approved an additional $15 million loan which could be made to Global Crossing Europe Limited (“GCEL”) during the second quarter of 2007 and $5 million was extended under this approval, which GCEL repaid prior to the end of June.

Substantially all of our assets other than the assets of our GC Impsat segment have been pledged to secure our indebtedness. A failure to comply with the covenants contained in any of our loan instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would adversely affect our rights under other commercial agreements and have a material adverse effect on our business, results of operations and financial condition. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under our other debt instruments. In addition, subject to the arrangements described above regarding the early conversion of the Convertible Notes in the event of a “Conversion Restriction,” we could be required to pay cash interest on the Convertible Notes at 11% per annum (calculated retroactively from the issue date) and to redeem the notes on December 23, 2008 for $250 million in cash.

Indebtedness

At June 30, 2007, we had $1,547 million of indebtedness outstanding (including the current portion of long term debt and short term debt), consisting of $519 million of GCUK Notes, $265 million of Convertible Notes with our controlling shareholder, $144 million of 5% Convertible Notes, $225 million of GC Impsat Notes, $349 million under the Term Loan Agreement and $45 million of other debt. As discussed above, STT Crossing Ltd. has agreed to convert the Convertible Notes into shares of our common stock no later than September 6, 2007.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our 2006 annual report on Form 10-K, for a description of the GCUK Notes, Convertible Notes, 5% Convertible Notes, and GC Impsat Notes. We are in compliance with all covenants under our debt agreements.

Cash Management Impacts and Working Capital

Our working capital deficit remained constant at a working capital deficit of $99 million at June 30, 2007 and at December 31, 2006.

Cash Flow Activity for the six months ended June 30, 2007

Cash and cash equivalents increased by $3 million during the six months ended June 30, 2007 to $462 million from $459 million at December 31, 2006. The increase resulted from net funds received from the issuance of long term debt offset by payments of Impsat’s legacy debt, normal operations, cash becoming restricted under the credit facilities and capital purchases.

The following table is a summary of our condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,		$ Increase/ (Decrease)
	2007	2006
	(in millions)
Net cash flows used in operating activities	$(116)	$(79)	$(37)
Net cash flows used in investing activities	(201)	(51)	(150)
Net cash flows provided by financing activities	319	359	(40)
Effect of exchange rate changes on cash and cash equivalents	1	3	(2)

Net increase in cash and cash equivalents	$3	$232	$(229)

Cash flows used by operating activities increased in the six months ended June 30, 2007 compared to the same period last year. Continuing operating cash flow losses during the six month ended June 30, 2006 resulted primarily from the reduction in days payable outstanding with key access vendors. We expect to further reduce days payable outstanding relating to access vendors in the third quarter, although to a lesser degree than in the first two quarters, after which we expect access days payable outstanding to remain relatively flat.

Cash flows used in investing activities increased primarily due to capital purchases, the payment for Impsat, net of cash acquired, and cash becoming restricted.

Cash flows from financing activities increased primarily as a result of the issuance of the $350 million Term Loan and $225 million GC Impsat Notes, partially offset by the repayment of $216 million of Impsat’s legacy debt and the Bank of America Working Capital Facility.

Contractual Cash Commitments

During the six months ended June 30, 2007 we entered into the following material contractual cash commitments: (i) additional interest on the GC Impsat Notes of approximately $222 million over the next 10 years and $225 million of principal if the notes are held to maturity (see above for further information on the GC Impsat Notes), (ii) interest of approximately $203 million (based on the current 3 months LIBOR rate) over the next 5 years and $349 million of principal if the senior secured term loans are held to maturity (iii) an agreement to purchase access services that will require us to make payments of $58 million over the next two years, (iv) an agreement to purchase maintenance services that requires a cash commitment of $57 million over the next 5 years, (v) agreements to construct or upgrade our network that required payments of $47 million over the next 3 years and (vi) cost of sales obligations that require payments of $22 million over the next 5 years. Additionally, as a result of the Impsat acquisition, we assumed debt and capital lease obligations that will require us to pay $25 million of principal and approximately $8 million of interest over the next 3 years.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. At June 30, 2007 and December 31, 2006, our receivables related to our carrier sales channels represented approximately 42% and 56%, respectively, of our consolidated receivables. Also at June 30, 2007 and December 31, 2006, our receivables due from various agencies of the U.K. Government together represented approximately 12% and 15%, respectively, of our consolidated receivables.

Off-Balance Sheet Arrangements

As of June 30, 2007 we did not have any off-balance sheet arrangements outstanding. The previously issued Bank of America standby letters of credit were collateralized by cash received from the issuance of the $350 million senior secured term loans at the time that the Bank of America Working Capital Facility was retired during the three months ended June 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7A in the Company’s 2006 annual report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk.

Interest Rate Risk

On May 9, 2007, we entered into a senior secured term loan agreement (the “Term Loan Agreement”) with Goldman Sachs Credit Partners L.P. and Credit Suisse Securities (USA) LLC pursuant to which we borrowed $250 million on that date. The Term Loan Agreement was amended on June 1, 2007 to, among other things provide for the borrowing of an additional $100 million on that date. The term loans matures on May 9, 2012, bear interest at LIBOR plus 6.25% per annum, have repayment premiums of 103% in the first year, 102% in the second year and 101% in the third year, are guaranteed by substantially all of our subsidiaries other than the subsidiaries of GCUK and GC Impsat, and are secured by substantially all of our assets and the assets of such guarantors. In satisfaction of an obligation under the Term Loan Agreement, we entered into an agreement in July 2007 to mitigate the risk arising from the floating rate debt by hedging the term loans against interest risk volatility. The hedge consists of two instruments: interest rate swap in year one and an interest rate cap for the ensuing two years. The salient terms of the hedges follow:

Hedging Instruments	Effective date	Termination date	Fixed Swap Rate/Cap Strike Rate	Notional Amount (in millions)
Interest Rate Swap	8/31/2007	11/9/2007	5.37875%	$100
Interest Rate Swap	8/9/2007	11/9/2007	5.375%	$248
Interest Rate Swap	11/9/2007	2/11/2008	5.375%	$347
Interest Rate Swap	2/11/2008	5/9/2008	5.375%	$347
Interest Rate Cap	5/9/2008	5/11/2009	5.75%	$344
Interest Rate Cap	5/11/2009	11/9/2009	6.25%	$342
Interest Rate Cap	11/9/2009	5/10/2010	6.75%	$340

As a result of Impsat acquisition, we assumed approximately $34 million of debt that bears a variable interest rate that is based on the Colombian consumer price index (which has increased at an annual rate of approximately 5% for the twelve months ended June 30, 2007) plus 8%. The Colombia Bonds are repayable 50% in December 2008 and 2010, respectively.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2007. In accordance with Frequently Asked Questions No. 3, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports,” of the Office of Chief Accountant of the SEC’s Division of Corporation Finance (revised Oct. 6, 2004), the scope of management’s evaluation excluded internal control over financial reporting for GC Impsat, which was acquired during the second quarter of 2007 and which represented approximately 9% of consolidated revenues for the three months ended June 30, 2007 and approximately 22% of the Company’s consolidated total assets as of June 30, 2007 and which contributed $9 million toward the Company’s $8 net consolidated Adjusted Cash EBITDA for the three months ended June 30, 2007.

Changes in Internal Control Over Financial Reporting

On May 9, 2007, the Company acquired Impsat for cash of $9.32 per share of Impsat common stock, representing a total equity value of approximately $95 million. We are currently in the process of incorporating Impsat’s internal controls into our control structure and migrating overlapping processes and systems to legacy Global Crossing processes and systems. We consider the acquisition of Impsat a material change in our internal control over financial reporting.

During the second quarter of 2007, there were no other material changes in our internal control over financial reporting.

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

Except as set forth below, there have been no material changes in the most significant factors that make an investment in the Company speculative or risky from those set forth in Item 1A., “Risk Factors,” to the Company’s annual report on Form 10-K for the year ended December 31, 2006:

•

We have substantial international operations and face political, legal and other risks from our operations in foreign jurisdictions. These risks have significantly increased as a result of our acquisition of the Latin American operations of Impsat.

•	As a result of the Impsat acquisition, we may be subject to significant liabilities due to taxes on antennas imposed by the City of Buenos Aires and other municipalities in Argentina.

•

Cost of access represents our single largest expense and gives rise to material current liabilities. During the six months ended June 30, 2007, certain telecommunications carriers from which we purchase access services demanded that we pay for access services on a timelier basis, which resulted in increased demands on our liquidity. If such demands were to continue to a greater degree than anticipated, we could be prevented from meeting our cash flow projections and long-term liquidity requirements.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual General Meeting of Shareholders of the Company was held on June 12, 2007. Each of the proposals submitted for Shareholder approval at the Annual General Meeting was approved. The results of the voting were as follows:

Proposal Number and Description	Shares For	Shares Against (or Withheld)	Abstentions	Broker Non-Votes
1. Proposal to re-elect the following directors for terms expiring at the 2008 Annual General Meeting: • Charles Macaluso • Michael Rescoe	45,693,305 45,693,653	5,541,550 5,541,202	N/A N/A	N/A N/A

2. Proposal to increase the Company’s authorized common share capital from 85,000,000 to 110,000,000 shares.	50,820,325	398,921	15,609	N/A

3. Proposal to amend the 2003 Global Crossing Limited Stock Incentive Plan to increase the number of authorized shares of the Company’s common stock reserved for issuance under the plan from 8,378,261 to 11,378,261 shares.	36,263,058	8,776,129	23,523	6,172,145

4. Proposal to amend the Company’s bye-laws.	44,984,882	53,767	24,061	6,172,145

5. Proposal to appoint Ernst & Young LLP as independent auditors for the year ending December 31, 2007 and to authorize the Audit Committee to determine their remuneration.	51,209,911	10,545	14,399	N/A

Item 6.	Exhibits

Exhibits filed as part of this report are listed below.

4.1	Credit and Guaranty Agreement between Global Crossing Limited (“GCL”), certain subsidiaries of GCL, the Lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC, as Syndication Agent, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.2 to GCL’s current report on Form 8-K filed on June 7, 2007 (the “June 7, 2007 8-K”)).

4.2	Amendment No. 1 to the Credit and Guaranty Agreement between GCL, certain subsidiaries of GCL, the Lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC, as Syndication Agent, dated as of June 1, 2007 (incorporated by reference to Exhibit 4.1 to the June 7, 2007 8-K).

4.3	Amended and Restated Subordination and Intercreditor Agreement, between GCL, Collateral Agent, STT Crossing Ltd., and Wells Fargo Bank, National Association as Trustee, dated June 1, 2007 (incorporated by reference to Exhibit 4.3 to the June 7, 2007 8-K).

4.4	Recapitalization Agreement, dated May 9, 2007, between GCL and STT Crossing Ltd. (incorporated by reference to Exhibit 4.4 to the June 7, 2007 8-K).

4.5	First Amendment to Recapitalization Agreement, dated June 1, 2007, between GCL and STT Crossing Ltd. (incorporated by reference to Exhibit 4.5 to the June 7, 2007 8-K).

10.1	Employment Agreement dated as of June 1, 2007 between Hector Alonso and GCL (filed herewith).

10.2	Employment Agreement dated as of June 1, 2007 between Hector Alonso and Impsat Argentina S.A. (filed herewith).

10.3	2003 Global Crossing Limited Stock Incentive Plan, as amended on June 12, 2007 (filed herewith).

10.4	Form of Indemnity Agreement applicable to Executive Officers of GCL from time to time (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 9, 2007 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)