Form 10-Q
period 2007-09-30
GLOBAL CROSSING LTD
filed 2007-11-07
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2007 was 54,511,023.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$369	$459
Restricted cash and cash equivalents—current portion	35	3
Accounts receivable, net of allowances of $58 and $43	334	262
Prepaid costs and other current assets	134	84

Total current assets	872	808

Restricted cash and cash equivalents—long term	27	3
Property and equipment, net of accumulated depreciation of $591 and $407	1,453	1,132
Intangible assets, net (including goodwill of $153 and $2)	190	26
Other assets	101	86

Total assets	$2,643	$2,055

LIABILITIES:
Current liabilities:
Short-term debt	$—	$6
Accounts payable	264	283
Accrued cost of access	123	107
Current portion of long term debt	12	6
Accrued restructuring costs—current portion	26	30
Deferred revenue—current portion	156	139
Other current liabilities	401	336

Total current liabilities	982	907

Debt with controlling shareholder	—	275
Long term debt	1,271	661
Obligations under capital leases	117	106
Deferred revenue	205	163
Accrued restructuring costs	45	61
Other deferred liabilities	97	77

Total liabilities	2,717	2,250

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 and 85,000,000 shares authorized, $.01 par value, 54,510,263 and 36,609,236 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	1	—
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	1,291	857
Accumulated other comprehensive loss	(35)	(29)
Accumulated deficit	(1,333)	(1,025)

Total shareholders’ deficit	(74)	(195)

Total liabilities and shareholders’ deficit	$2,643	$2,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$594	$466	$1,645	$1,383
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(288)	(275)	(853)	(846)
Real estate, network and operations	(103)	(69)	(292)	(219)
Third party maintenance	(26)	(22)	(75)	(67)
Cost of equipment sales	(18)	(15)	(66)	(43)

Total cost of revenue	(435)	(381)	(1,286)	(1,175)
Selling, general and administrative	(98)	(78)	(332)	(263)
Depreciation and amortization	(73)	(41)	(186)	(114)

Total operating expenses	(606)	(500)	(1,804)	(1,552)

Operating loss	(12)	(34)	(159)	(169)

Other income (expense):
Interest income	5	5	17	12
Interest expense	(51)	(27)	(133)	(76)
Other income (expense), net	(16)	(2)	2	(3)

Loss from continuing operations before reorganization items and provision for income taxes	(74)	(58)	(273)	(236)
Net gain on preconfirmation contingencies	2	10	2	29

Loss from continuing operations before provision for income taxes	(72)	(48)	(271)	(207)
Provision for income taxes	(16)	(2)	(37)	(27)

Net loss	(88)	(50)	(308)	(234)
Preferred stock dividends	(1)	(1)	(3)	(3)

Loss applicable to common shareholders	$(89)	$(51)	$(311)	$(237)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(2.14)	$(1.40)	$(8.10)	$(8.07)

Weighted average number of common shares	41,515,404	36,456,178	38,398,858	29,351,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2007	2006
Cash flows provided by (used in) operating activities:
Net loss	$(308)	$(234)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	—	(1)
Gain on settlement of contracts due to Impsat acquisition	(27)	—
Non-cash inducement charge for conversion of debt	30	—
Non-cash income tax provision	31	28
Non-cash stock compensation expense	47	18
Depreciation and amortization	186	114
Provision for doubtful accounts	5	2
Amortization of prior period IRUs	(8)	(4)
Gain on preconfirmation contingencies	(2)	(29)
Changes in assets and liabilities and other	(63)	20

Net cash used in operating activities	(109)	(86)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(154)	(73)
Purchases of marketable securities	—	(20)
Proceeds from sale of marketable securities	4	1
Payment for Impsat, net of cash acquired	(76)	—
Change in restricted cash and cash equivalents	(56)	16

Net cash used in investing activities	(282)	(76)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	—	240
Proceeds from long term debt	597	144
Repayment of capital lease obligations	(30)	(12)
Repayment of long term debt	(249)	(6)
Proceeds from exercise of stock options	4	3
Finance costs incurred	(24)	(17)

Cash flows provided by financing activities	298	352

Effect of exchange rate changes on cash and cash equivalents	3	3

Net increase (decrease) in cash and cash equivalents	(90)	193
Cash and cash equivalents, beginning of period	459	224

Cash and cash equivalents, end of period	$369	$417

Non cash investing and financing activities:
Capital lease and debt obligations incurred	$59	$46

Conversion of debt, accrued interest and accrued consent fees to equity	$329	$—

Accrued interest paid with the issuance of convertible notes	$6	$6

Business acquisitions:
Fair value of assets acquired	$519	$—
Less: liabilities assumed	388	—

Net assets acquired	131	—
Less: cash acquired	28	—
Less: non-cash gain associated with settlement of pre-existing relationships	27	—

Purchase price for Impsat, net of cash acquired	$76	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, employees, months, share and per share information)

(unaudited)

1.	BACKGROUND AND ORGANIZATION

Global Crossing Limited (“GCL”) and its subsidiaries (collectively, the “Company”) are communications solutions providers, offering a suite of Internet Protocol (“IP”) and legacy telecommunications services in most major business centers in the world. The Company serves many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. The Company offers these services using a global IP-based network that directly connects more than 390 cities in more than 30 countries and delivers services to more than 600 cities in more than 60 countries around the world. The vast majority of the Company’s revenues are generated based on monthly services. As a result of the May 9, 2007 acquisition of Impsat Fiber Networks, Inc. and its subsidiaries (collectively, “Impsat”) (see Note 5) and the establishment of a business unit management structure, the Company reports financial results based on three separate operating segments: (i) Global Crossing (UK) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) (see Note 13).

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and the accompanying notes, and the reported amounts of revenue and expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ third party experts to assist in the Company’s evaluations.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to current year presentation.

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

GC Impsat Notes

On February 14, 2007, GC Impsat, a wholly owned subsidiary of the Company, issued $225 in aggregate principal amount of 9.875% senior notes due February 15, 2017 (the “GC Impsat Notes”). Interest on these notes is payable in cash semi-annually in arrears every February 15 and August 15, commencing August 15, 2007. The proceeds of this offering were used to finance a portion of the purchase price (including the repayment of indebtedness and payment of fees) of the Company’s acquisition of Impsat, which was consummated on May 9, 2007 (see Note 5). Pursuant to a pledge and security agreement, entered into on the date of the acquisition, GC Impsat maintains a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments ($22) on the GC Impsat Notes until certain cash flow metrics have been met. The amounts included in the debt service reserve account are included in long-term restricted cash and cash equivalents.

The GC Impsat Notes are senior unsecured (other than with respect to the debt service reserve account) obligations of GC Impsat and rank equal in right of payment with all of its other senior unsecured debt. Upon consummation of the acquisition, the restricted subsidiaries of GC Impsat (including Impsat Fiber Networks Inc. and substantially all of its subsidiaries, other than its Colombian subsidiary) guaranteed the GC Impsat Notes on a senior unsecured basis, ranking equal in right of payment with all of their other senior unsecured debt.

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

After giving effect to the refinancing of approximately $216 of debt assumed in the acquisition of Impsat with use of the proceeds from the issuance of the GC Impsat Notes and other cash, at September 30, 2007 the primary debt of Impsat that remains outstanding in addition to the GC Impsat Notes is approximately $22 of bonds issued by Impsat’s subsidiary in Colombia. These bonds bear interest at the Colombian consumer price index plus 8% and are repayable 50% in December 2008 and 50% in December 2010.

Our results of operations for the nine months ended September 30, 2007 include expenses of approximately $8 related to the write off of deferred financing fees for a bridge loan facility which was terminated upon issuance of the GC Impsat Notes; these expenses are included in other income (expense), net in the accompanying condensed consolidated statements of operations.

Senior Secured Term Loan Agreement

On May 9, 2007, the Company entered into a senior secured term loan agreement (the “Term Loan Agreement”) with Goldman Sachs Credit Partners L.P. and Credit Suisse Securities (USA) LLC pursuant to which it borrowed $250 on that date. The Term Loan Agreement was amended on June 1, 2007 to, among other things, provide for the borrowing of an additional $100 on that date. These term loans (i) mature on May 9, 2012, with amortization of 0.25% of principal repayable on a quarterly basis and the remaining principal due at maturity, (ii) bear interest at LIBOR plus 6.25% per annum payable semi-annually, (iii) have repayment premiums of 103% in the first year, 102% in the second year and 101% in the third year, and (iv) are guaranteed by all of the Company’s subsidiaries and secured by substantially all the assets of the Company and its subsidiaries, in each case other than those subsidiaries forming part of its Latin American operations or its GCUK Segment. The Term Loan Agreement limits the Company’s and the guarantor subsidiaries’ ability, among other things, to: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions; (3) make certain investments or other restricted payments; (4) enter into arrangements that restrict dividends or other payments to the Company from its restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of its assets. All of these limitations are subject to a number of important qualifications and exceptions set forth in the Term Loan Agreement.

On September 12, 2007, the Company satisfied its initial obligations regarding the implementation of a collateral package securing its obligations under the Term Loan Agreement. In accordance with the terms of such agreement, the Company has an ongoing obligation to ensure that the facility is guaranteed by all its subsidiaries and secured by substantially all the assets of the Company and its subsidiaries, in each case other than those subsidiaries forming part of its Latin American operations or its GCUK Segment and excluding guarantees and assets as to which the Administrative Agent for the facility reasonably determines that the cost of obtaining such guarantee or security interest is excessive in relation to the benefit afforded to the facility’s lenders.

A portion of the proceeds of the Term Loan Agreement was used to repay in full the Company’s $55 working capital facility with Bank of America, N.A. (and other lenders), to cash collateralize $29 of letters of credit issued under the facility (or replacement thereof) and to fund a portion of the Impsat acquisition. The working capital facility has been terminated and no further extensions of credit will be made thereunder. Approximately $2 of unamortized deferred financing fees related to the working capital facility were expensed in other income (expense), net in the condensed consolidated statement of operations during the nine months ended September 30, 2007. The remaining net proceeds of the Term Loan Agreement are being used for working capital and general corporate purposes, which may include the acquisition of assets or businesses that are complimentary to the Company’s existing business.

In satisfaction of an obligation under the Term Loan Agreement, the Company entered into an agreement in July 2007 to mitigate the risk arising from the floating rate debt by hedging the term loans against interest rate risk volatility. The hedge consists of two types of instruments: interest rate swaps for approximately one year of floating (LIBOR + 6.25%) for fixed rate debt having a notional amount between $248 and $348, and interest rate caps for the ensuing two years having notional amounts between $340 and $344.

In conjunction with the recapitalization pursuant to which the Company entered into the Term Loan Agreement, on August 27, 2007, STT Crossing Ltd effectively converted $250 original principal amount of mandatorily convertible notes due December 2008 (the “Mandatorily Convertible Notes”) into approximately 16.58 million shares of common stock. Upon such conversion, the debt interests of STT Crossing Ltd. were terminated. As consideration for the subordination of the Mandatorily Convertible Notes to the Term Loan Agreement through the conversion date, the Company paid STT Crossing Ltd. a consent fee of $7.5 in cash shortly after closing in the second quarter 2007 and, at conversion of the Mandatorily Convertible Notes, an additional fee paid in shares of common stock valued at $10.5. The 16.58 million shares of common stock received by STT Crossing Ltd. included the shares representing the $10.5 consent fee as well as shares valued at $30 representing foregone interest through the original scheduled maturity date of the Mandatorily Convertible Notes. The $18 of consent fees was considered a debt modification and was recorded as a reduction in the carrying value of the Mandatorily Convertible Notes in the second quarter of 2007. The $30 of foregone interest is considered an inducement to convert and was recorded in other income (expense), net upon conversion of the Mandatorily Convertible Notes in the third quarter of 2007. At conversion, the carrying value of and all accrued interest on the notes, as well as the consent fee paid in common shares, all of which together totaled $329, were reclassified to common stock and additional paid in capital.

Other Financing Activities

During the nine months ended September 30, 2007, the Company entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $15. These agreements have terms that range from 24 to 36 months and annual interest rates that generally range from 2.8% to 12% and in certain instances, are variable based on a spread over the London Inter-bank Offered rate (“LIBOR”). In addition, the Company also entered into various capital leasing arrangements that amounted to $46. These agreements have terms that range from 24 to 48 months and implicit interest rates that range from 5.5% to 15.8%, and in certain instances, are variable over LIBOR.

Certain of the Company’s capital lease agreements contain non-financial covenants which require specific inventorying of leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease agreements. At September 30, 2007, these non-financial covenants have not been met for lease agreements representing $64 of indebtedness. The Company has received a waiver for such non-compliance through January 1, 2009 assuming certain milestones are achieved. The Company expects to achieve these milestones and become compliant prior to the deadline.

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

As of September 30, 2007, the Company does not anticipate meeting the stipulated cash flow requirement for the twelve months ended December 31, 2007 and therefore does not anticipate making an Annual Repurchase Offer in respect of such period.

4.	RESTRUCTURING ACTIVITIES

2007 Restructuring Plans

During the second quarter of 2007, the Company implemented initiatives to generate operational savings which included organizational realignment and functional consolidation resulting in the involuntary separation of approximately 220 employees. As a result of these initiatives, during the second quarter of 2007 the Company recorded a charge of $12 for one-time severance and related benefits which is included in selling, general and administrative expenses in the condensed consolidated statement of operations. On a segment basis, $3 and $9 was recorded to the GCUK and ROW Segments, respectively. As of September 30, 2007, the remaining liability related to these initiatives was $2, all related to the ROW Segment.

The table below reflects the activity associated with the restructuring reserve for the nine months ended September 30, 2007:

Employee Separations
Balance at December 31, 2006	$—
Additions	12
Deductions	(10)

Balance at September 30, 2007	$2

The Company adopted a restructuring plan as a result of the Impsat acquisition (see Note 5) under which redundant Impsat employees were terminated. As a result the Company incurred cash restructuring costs of approximately $5 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat.

2006 Restructuring Plan

The Company adopted a restructuring plan as a result of the Fibernet Group Plc. (“Fibernet”) acquisition (see Note 5) under which redundant Fibernet employees were terminated and certain Fibernet facility lease agreements will be terminated or restructured. As a result of these efforts the Company incurred cash restructuring costs of approximately $3 for severance and related benefits in connection with anticipated workforce reductions and will incur an additional $5 for real estate consolidation. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. It is anticipated that payments for the restructuring activities will continue through 2017 for real estate consolidation. During the first quarter of 2007, an adjustment to the facilities closure liability resulted in an increase of $4 to accrued restructuring costs, and a corresponding $4 increase to goodwill, as compared to our preliminary allocation of the acquisition costs of Fibernet.

The table below reflects the activity associated with the restructuring reserve for the nine months ended September 30, 2007:

	Employee Separations	Facility Closing	Total
Balance at December 31, 2006	$1	$1	$2
Change in estimated liability	—	4	4
Deductions	(1)	—	(1)

Balance at September 30, 2007	$—	$5	$5

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

The undiscounted facilities closings reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $254 as of September 30, 2007), offset by anticipated receipts from existing and future third-party subleases. As of September 30, 2007, anticipated third-party sublease receipts were $198, representing $69 from subleases already entered into and $129 from subleases projected to be entered into in the future. The discounted facilities closing reserve, shown in the table below, represents the current fair value of the restructuring reserve. The Company continues to review the anticipated costs and third-party sublease payments on a quarterly basis and records adjustments for changes in these estimates in the period such changes become known.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the nine months ended September 30, 2007:

Facility Closings
Balance at December 31, 2006	$89
Accretion	1
Change in estimated liability	4
Deductions	(39)
Foreign currency impact	4

Balance at September 30, 2007	$59

Included in the $39 of deductions is approximately $10 related to the settlement and termination of existing real estate lease agreements for technical facilities and $2 related to a change in the use of a restructured facility from an idle asset to a productive asset. Upon change in use the restructuring reserve for the facility has been released. If the Company changes the use of any other restructured facilities it will release the related restructuring reserve.

5.	ACQUISITIONS

Impsat Acquisition

On May 9, 2007, the Company acquired Impsat for cash of $9.32 per share of Impsat common stock, representing a total equity value of approximately $95. The total purchase price including direct costs of acquisition was approximately $104. Impsat is a leading Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition, the Company is able to provide greater breadth of services and coverage in the Latin American region and enhance its competitive position as a global service provider. The results of Impsat’s operations are included in the condensed consolidated financial statements commencing May 9, 2007.

In connection with the Impsat acquisition, the Company recorded a $27 non-cash, non-taxable gain from the deemed settlement of existing telecom services agreements with Impsat. Under these agreements, the Company earned revenues or incurred expenses that, based on current market rates at the acquisition date, were favorable to the Company. EITF 04-1, “Accounting for Pre-Existing Relationships between the Parties to a Business Combination” (“EITF 04-1”) stipulates that business relationships between an acquirer and acquiree pre-existing a business combination must be analyzed as a separate element of accounting. The gain or loss on the effective termination of these pre-existing business relationships should be recorded at the date of acquisition as an adjustment to goodwill. The gain recorded as goodwill, represents the net present value of the favorable portion of the fees over the remaining life of the agreements. This gain is included in other income (expense), net in the condensed consolidated statement of operations.

The following table summarizes the preliminary allocation of the acquisition cost, including direct costs of the acquisition, to the assets acquired and liabilities assumed at the date of acquisition, based on their preliminary estimated fair values:

At May 9, 2007
Cash and cash equivalents	$28
Accounts receivable, net	35
Prepaid costs and other current assets	18
Property, plant, and equipment, net	261
Other assets	13
Intangible assets	15
Goodwill	149

Total assets acquired	519

Accounts payable	45
Short term debt and current portion of long term debt	53
Other current liabilities	82
Long term debt	187
Other liabilities	21

Total liabilities assumed	388

Net assets acquired	$131

Of the $15 of acquired intangible assets (10-year weighted-average useful life), $10, $2, and $3 were assigned to customer relationships (12-year weighted-average useful life), customer contracts (4-year weighted-average useful life) and internally developed software (4-year weighted-average useful life), respectively.

All of the goodwill and all other amounts noted above are recorded in the GC Impsat Segment. None of the goodwill is deductible for tax purposes.

Approximately $216 of short term and long term debt was subsequently refinanced (see Note 3).

As a result of refinements to the preliminary purchase price allocation, there were additional changes to goodwill that were made during the third quarter of 2007. The primary adjustment was to reallocate $4 of goodwill to intangible assets.

Fibernet Acquisition

On October 11, 2006, the Company took control of Fibernet. Fibernet is a provider of specialist telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. The Company purchased Fibernet to expand its presence as a provider of telecommunications services in those markets.

In the Company’s consolidated financial statements as of December 31, 2006, the cost related to the accrued restructuring liability for facility closures was based on preliminary information and was subject to adjustment as new information was obtained. During the first quarter of 2007, an adjustment to the facilities closure liability resulted in an increase of $4 to accrued restructuring costs, and a corresponding $4 increase to goodwill, compared to our preliminary allocation of the acquisition costs of the Fibernet acquisition.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Impsat and Fibernet had occurred at January 1, 2006:

	Three months ended September 30,	Nine months ended September 30,
	2006	2007	2006
Revenue	$556	$1,751	$1,642
Net loss applicable to common shareholders	$(67)	$(326)	$(261)
Net loss applicable to common shareholders per share - basic and diluted	$(1.84)	$(8.49)	$(8.89)

Included in the pro forma consolidated results of operations for the nine months ended September 30, 2007 is a non-recurring charge of $30 representing the accelerated issuance of common stock to STT Crossing Ltd. on account of foregone interest through the original scheduled maturity date of the Mandatorily Convertible Notes as an inducement to convert the Mandatorily Convertible Notes, which is included in other expense, net in the accompanying condensed consolidated statements of operations (see Note 3). In addition, the pro forma consolidated results of operations for the nine months ended September 30, 2007 include non-recurring expenses of approximately $8 related to the write off of deferred financing fees for a bridge loan facility which was terminated upon issuance of the GC Impsat Notes; these expenses are included in other expense, net in the accompanying condensed consolidated statements of operations. Additionally, the pro forma consolidated results of operations for the nine months ended September 30, 2007 include a $27 gain recorded in accordance with EITF 04-1 which is included in other income (expense), net in the accompanying condensed consolidated statements of operations (see discussion above).

6.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$116	$86
Accrued payroll, bonus, commissions, and related benefits	50	30
Accrued professional fees	20	24
Accrued interest	37	40
Accrued real estate and related costs	13	16
Accrued capital expenditures	6	14
Current portion of capital lease obligations	44	32
Income taxes payable	8	5
Accrued operations, administration & maintenance costs	9	8
Deferred reorganization costs	4	4
Customer deposits	35	26
Other	59	51

Total other current liabilities	$401	$336

7.	STOCK BASED COMPENSATION

The Company recognized $13 and $47, respectively, of non-cash stock related expenses for the three and nine months ended September 30, 2007 and $(1) and $18, respectively, for the three and nine months ended September 30, 2006. These expenses are included in real estate, network and operations and selling, general and administrative in the condensed consolidated statements of operations. The stock-related expenses for each period reflect share-based awards outstanding during such period, including awards granted both prior to and during such period.

On January 31, 2007, the members of the Board of Directors were granted awards totaling 6,588 fully vested unrestricted shares of common stock, representing the first semi-annual installment of one-half of the directors’ annual retainer fees that is payable in shares rather than cash.

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

On March 13, 2007, the Board of Directors also adopted the 2007 Annual Bonus Program (the “2007 Bonus Program”). The 2007 Bonus Program is an annual bonus program for substantially all non-sales employees of the Company intended to retain such employees and to motivate them to help the Company achieve its financial goals. Each participant is provided a target award under the 2007 Bonus Program expressed as a percentage of base salary. Actual awards under the 2007 Bonus Program will be paid only if the Company achieves specified earnings and cash use goals. Bonus payouts under the 2007 Bonus Program will be made in unrestricted shares of common stock of the Company; provided that the Compensation Committee of the Board of Directors retains discretion to use cash rather than shares as the Committee deems fit. To the extent common shares are used for payment of bonus awards, such shares shall be valued based on the closing price on the NASDAQ National Market on the date financial results are certified by the Compensation Committee and the Board of Directors. As of September 30, 2007, $14 has been accrued for this bonus plan, including employer liability for payroll taxes and charges.

On May 9, 2007, the Board of Directors approved a grant of awards under a special program related to the Impsat acquisition to key employees of the GC Impsat Segment and a limited group of ROW Segment employees involved in the Impsat integration. The program is intended to retain and motivate these employees through the integration of Impsat. The awards granted to non-executives aggregated 32,600 restricted stock units that vest over a period of twelve months from the date of grant. The awards granted to executives aggregated 20,736 restricted stock units that vest one-third per year over a three year period.

On June 1, 2007, certain executives of Impsat entered into employment agreements with the Company which include a special bonus program to encourage executive continuity to maximize the benefit of GCL’s acquisition of Impsat. This bonus program consists of both time based and performance based components. The time based component will vest on the earlier of: (a) 7.5 months from the acquisition date or (b) the date in which the executive is terminated without cause. The performance based component is payable by August 31, 2008, based on the achievement of certain performance metrics for a performance period of July 1, 2007 to June 30, 2008. The performance based component will not be paid out if the executive is terminated for any reason prior to June 30, 2008. These executives are also entitled to participate in the 2007 Bonus Program, as modified such that the targets for the portion of the year prior to the acquisition of Impsat are based on Impsat’s standalone financial results, and to receive a guaranteed annual bonus to be paid out to these executives regardless of whether Company targets are met. These bonuses are expected to be paid in unrestricted shares of common stock of GCL; however GCL retains discretion to use cash rather than shares. As of September 30, 2007, $1 has been accrued for these bonus opportunities, including employer liability for payroll taxes and charges.

On June 12, 2007, the members of the Board of Directors were granted awards totaling 29,040 unrestricted shares of common stock with a one year cliff vesting on June 12, 2008. These awards were made in accordance with the Company’s annual long-term incentive program for Board members.

On July 2, 2007, the members of the Board of Directors were granted awards totaling 8,814 fully vested unrestricted shares of common stock, representing the second semi-annual installment of one-half of the directors’ annual retainer fees.

8.	COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(88)	$(50)	$(308)	$(234)
Foreign currency translation adjustment	(5)	1	(5)	1
Unrealized derivative loss on cash flow hedges	(1)	—	(1)	(6)

Comprehensive loss	$(94)	$(49)	$(314)	$(239)

9.	LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 and $3, respectively, for each of the three and nine months ended September 30, 2007 and 2006. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three and nine months ended September 30, 2007 and 2006, diluted loss per common share is the same as basic loss per common share. See the condensed consolidated statements of operations for loss per common share.

For the three and nine months ended September 30, 2007, potentially dilutive securities not included in diluted loss per common share include: 18,000,000 shares of convertible preferred stock; 6,373,598 common shares issuable upon conversion of convertible debt securities; and 617,798 stock options, and 1,394,291 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Plan. For the three and nine months ended September 30, 2006, potentially dilutive securities not included in diluted loss per common share include: 18,000,000 shares of convertible preferred stock; 20,953,794 common shares issuable upon conversion of convertible debt securities; and 681,530 stock options and 1,130,478 common shares issuable upon vesting of restricted stock units under the 2003 Global Crossing Limited Stock Incentive Plan.

10.	INCOME TAXES

The Company’s provision for income taxes for the three and nine months ended September 30, 2007 was $16 and $37, respectively, of which $11 and $29, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. For the three and nine months ended September 30, 2006, the Company’s provision for income taxes was $2 and $27, respectively, of which $5 and $28, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The provision for income taxes will be offset by net operating losses that existed at the emergence date, but had a full valuation allowance recorded against them. The reversal of the valuation allowance has been recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganizations under the Bankruptcy Code.” This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

During the three and nine months ended September 30, 2007, the Company realized $2 of tax benefits as a result of the reversal of valuation allowances for deferred tax assets acquired as part of Impsat acquisition. The recognition of the tax benefits for those items (by elimination of the valuation allowance) after the acquisition date are to first reduce to zero any goodwill related to the acquisition and then to reduce to zero other non-current intangible assets related to the acquisition, and then to reduce income tax expense. This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

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

The total amount of the unrecognized tax benefits as of the date of adoption and September 30, 2007 was $11 and $16, respectively. There was no impact to the January 1, 2007 balance of accumulated deficit upon adoption of FIN 48.

Included in the balance of unrecognized tax benefits at January 1, 2007, are $4 of tax benefits that, if recognized, would affect the effective tax rate. The Company also recognizes interest accrued related to unrecognized tax benefits and income tax contingencies in interest expense and penalties in income tax expense. The Company had approximately $16 and $11 for the payment of interest and penalties accrued in other current liabilities and other deferred liabilities at September 30, 2007 and December 31, 2006, respectively. It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

Subsequent to June 30, 2007, the Company received notification from the Internal Revenue Service that its audit of the Company’s 2002 and 2003 tax years has resulted in the tax returns being accepted as filed, without change. Subsequent to September 30, 2007, the Company received notification from the IRS that its audit of the Company’s 2004 tax year has resulted in that tax return being accepted as filed, without change. Accordingly, the Company is no longer subject to U.S. federal income tax examination for periods prior to 2005. With respect to the United Kingdom, as of September 30, 2007, the Company is no longer subject to income tax inquiries by Her Majesty’s Revenue & Customs for the years up to and including 2003. The Company is also subject to taxation in various states and other foreign jurisdictions.

11.	CONTINGENCIES

From time to time, the Company is party to various legal proceedings in the ordinary course of business or otherwise. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of these legal proceedings. The following is a description of certain material legal proceedings involving the Company that were commenced or were pending during the nine months ended September 30, 2007.

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

The parties have now agreed to mediate their competing claims (including the Company’s claim filed against PCL in its separate bankruptcy case) and the current proceedings have been stayed until completion of mediation which is due to take place on November 15, 2007.

Impsat Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts and unpaid performance bonuses as a result of their separation from Impsat shortly after the acquisition of Impsat by the Company.

The Company has been in negotiations with the claimants over the amount of their claims and other issues arising out of their departure. In October 2007, a former director and officer commenced litigation seeking to recover damages from the Company for alleged separation benefits and compensation. The Company will be defending the claims vigorously.

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

Brazilian Tax Claims

In October 2004, the Brazilian tax authorities issued two tax infraction notices against Impsat for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interests. The notice informed Impsat Brazil that the taxes were levied because a specific document (Declaração de Necessidade—“Statement of Necessity”) was not provided by Impsat Brazil at the time of importation, in breach of MERCOSUR rules. Oppositions were filed on behalf of Impsat Brazil arguing that the Argentine exporter (Corning Cable Systems Argentina S.A.) complied with the MERCOSUR rules and a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to the official compulsory review by the Federal Taxpayers Council. The administrative final decision is still pending.

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

Paraguayan Government Contract Claim

The National Telecommunications Commission of Paraguay (“CONATEL”) has commenced administrative investigations against a joint venture between GC Impsat’s Argentine subsidiary and Electro Import S.A. (“JV 1”) and another joint venture between GC Impsat’s Argentine subsidiary and Loma Plata S.A. (“JV 2”), for breach of contract and breach of licensee’s obligations by each of such joint ventures.

In December 2000, after a public bidding process, JV 1 was awarded a contract, with funding, and a universal service license for the design, supply, installation, launch, operation and maintenance of a telecommunications system for public telephones and/or phone booths in certain specified locations in Paraguay. In 2005, CONATEL initiated an administrative investigation due to an alleged breach of contract by JV 1, as well as a criminal investigation pursuant to which two officers of Impsat’s Argentine subsidiary were preliminarily indicted. As a result of such investigation, CONATEL resolved to: (i) determine JV 1’s liability as to the breach of its contract and its legal obligations as licensee of the Universal Service; (ii) revoke the license granted; (iii) terminate the contract due to JV 1’s default; (iv) impose a fine; (v) foreclose on the insurance policy; and (vi) seize the equipment already installed by JV 1.

JV 1 moved for injunctive protection and the reconsideration and annulment of the above referred resolution, based on force majeure and violation of due process defenses. CONATEL filed a motion to dismiss such action, based on the lack of standing to sue, as well as on failure to state a claim upon which relief may be granted. A final judgment regarding CONATEL’s motions must be obtained, prior to moving forward with the following stages on this administrative claim (answer to the claim, evidentiary stage, etc.).

In September 2007, an agreement was reached with the prosecution to conditionally suspend the criminal proceedings against the Company’s employees, and to have the charges ultimately dismissed. The agreement is presently pending approval by the Court.

In 2001, after a public bidding process, JV 2 was awarded a contract, with funding, for the installation and deployment of public telephones and/or telephone booths in certain specified locations in Paraguay. JV 2 was required to install and start operating all the required equipment within twelve months of the execution of the contract. In January 2003, JV 2 requested an extension of the twelve month term from CONATEL as a result of force majeure which prevented it from completing the installation of the committed number of remote terminals within the agreed time period. CONATEL denied the request and decided to terminate the contract based on JV 2’s default.

JV 2 then filed a claim before the Administrative Court requesting the annulment of the termination and seeking a stay of the challenged administrative acts. After the legal term to respond to JV 2’s request had lapsed, JV 2 filed a motion to continue the proceedings in CONATEL’s absence. The Administrative Court denied the motion and accepted CONATEL’s late presentation, opening the proceeding’s evidentiary period. In this connection, JV2 filed an appeal before the Supreme Court, which was rejected August 31, 2007. JV2 filed a reinstatement and clarification motion against the Supreme Court’s resolution on September 5, 2007 and a final judgment regarding such motion is currently pending.

12.	RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three and nine months ended September 30, 2007, the Company provided approximately $0.0 and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, Singapore Technologies Telemedia Pte. Ltd. (“ST Telemedia”). Further, during the three and nine months ended September 30, 2007, the Company received approximately $0.9 and $2.4, respectively, of telecommunication services from affiliates of ST Telemedia. During the three and nine months ended September 30, 2006, the Company provided approximately $0.0 and $0.1, respectively of telecommunications services to subsidiaries and affiliates of ST Telemedia and received approximately $0.6 and $1.5, respectively, of telecommunications services from an affiliate of ST Telemedia. Additionally, the Company accrued dividends and interest related to debt and preferred stock held by affiliates of ST Telemedia in the amounts of $8.3 and $28.7 during the three and nine months, respectively, ended September 30, 2007 and in the amounts of $8.9 and $26.1 during the three and nine months, respectively, ended September 30, 2006.

At September 30, 2007 and December 31, 2006, the Company had approximately $14.1 and $47.1, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. At September 30, 2007, the amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock and are included in “other deferred liabilities’ in the accompanying condensed consolidated balance sheet. At December 31, 2006, the amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to interest due under the Mandatorily Convertible Notes and dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” and “other deferred liabilities,” respectively, in the accompanying condensed consolidated balance sheets. Prior to the conversion of the Mandatorily Convertible Notes into equity (see below), the Company accrued interest on the Mandatorily Convertible Notes at the annual rate of 11% due to certain provisions in the Mandatorily Convertible Notes indenture that could obligate the Company to pay interest retroactively at that rate if the Company were unable to deliver common shares upon receiving a notice of conversion from a holder of such notes.

In conjunction with the recapitalization pursuant to which the Company entered into the Term Loan Agreement, on August 27, 2007, STT Crossing Ltd converted the Mandatorily Convertible Notes into approximately 16.58 million shares of common stock (see Note 3).

Settlement with Asia Global Crossing Bankruptcy Trustee

In November 2004, the bankruptcy trustee for Asia Global Crossing Ltd, a former majority-owned subsidiary of the Company now in liquidation under Chapter 7 of the U.S. Bankruptcy Code (“AGC”), filed a lawsuit against a number of former directors and officers of AGC, including the chief executive officer and certain other senior officers of the Company. The lawsuit alleged, among other things, breaches of fiduciary duty and duty of loyalty, preferential transfers, and fraudulent conveyances, in each case arising prior to the AGC bankruptcy filing in November 2002. The Company was not named as a defendant in the lawsuit. To avoid adverse consequences to the Company that might result from protracted litigation of the matter, the Company entered into a stipulation of settlement on November 30, 2005 with (among others) the AGC bankruptcy trustee and agreed to contribute $4 to a larger settlement fund. The stipulation was approved by Judge Lynch of the U.S. District Court for the Southern District of New York on March 23, 2006. Under the terms of the settlement, the Company contributed $2 to the settlement fund in June 2006 and the remaining $2 in January 2007.

13.	SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision makers (“CODMs”) in deciding how to assess performance and allocate resources. As a result of the Impsat acquisition (see Note 5) and the establishment of a business unit management structure, the Company’s CODMs assess performance and allocate resources based on three separate operating segments which management operates and manages as strategic business units: (i) the GCUK Segment; (ii) the GC Impsat Segment; and (iii) the ROW Segment.

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the United Kingdom (“UK”). GC Impsat is a provider of telecommunications, Internet and information technology services to corporate and government clients in Latin America. The ROW Segment represents the operations of Global Crossing Limited and its subsidiaries excluding the GCUK Segment and the GC Impsat Segment and comprises operations primarily in North America, with smaller operations in Europe and Latin America, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed data and voice products and services that support a migration path to a fully converged IP environment.

The CODMs measure and evaluate the Company’s reportable segments based on Adjusted Cash EBITDA. Adjusted Cash EBITDA, as defined by the Company, is earnings before non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense), net, net gain (loss) on pre-confirmation contingencies, provision for income taxes and preferred stock dividends.

Management believes that Adjusted Cash EBITDA is an important part of the Company’s internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measure is especially important in a capital-intensive industry such as telecommunications. However, there may be important differences between the Company’s Adjusted Cash EBITDA measure and similar performance measures used by other companies. Additionally, this financial measure does not include certain significant items such as non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense) net, net gain or (loss) on pre-confirmation contingencies, provision for income taxes and preferred stock dividends. Adjusted Cash EBITDA should not be considered a substitute for net income, operating income, operating cash flows or other measures of financial performance.

The following tables provide operating financial information for the Company’s three reportable segments and a reconciliation of segment results to consolidated results. Prior period amounts are revised to reflect the change in reportable segments as discussed above.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues from external customers
GCUK	$144	$110	$429	$315
GC Impsat	82	—	130	—
ROW	368	356	1,086	1,068

Total consolidated	$594	$466	$1,645	$1,383

Intersegment revenues
GCUK	$—	$—	$—	$—
GC Impsat	3	—	5	—
ROW	2	—	3	—

Total	$5	$—	$8	$—

Total segment operating revenues
GCUK	$144	$110	$429	$315
GC Impsat	85	—	135	—
ROW	370	356	1,089	1,068
Less: intersegment revenues	(5)	—	(8)	—

Total consolidated	$594	$466	$1,645	$1,383

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Adjusted Cash EBITDA
GCUK	$40	$25	$104	$67
GC Impsat	21	—	30	—
ROW	13	(19)	(60)	(104)

Total segments	74	6	74	(37)
Eliminations and reconciling items	—	—	—	—

Total consolidated	$74	$6	$74	$(37)

A reconciliation of Adjusted Cash EBITDA to Income (Loss) Applicable to Common Shareholders follows:

	Three Months Ended September 30, 2007
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$40	$21	$13	$—	$74
Non-cash stock compensation	(1)	(1)	(11)	—	(13)
Depreciation and amortization	(24)	(14)	(35)	—	(73)
Interest income	2	1	4	(2)	5
Interest expense	(17)	(8)	(28)	2	(51)
Other income (expense), net	2	6	(24)	—	(16)
Net gain on pre-confirmation contingencies	—	—	2	—	2
Provision for income taxes	(1)	(3)	(12)	—	(16)
Preferred stock dividends	—	—	(1)	—	(1)

Income (loss) applicable to common shareholders	$1	$2	$(92)	$—	$(89)

	Three Months Ended September 30, 2006
	GCUK	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$25	$(19)	$—	$6
Non-cash stock compensation	—	1	—	1
Depreciation and amortization	(12)	(29)	—	(41)
Interest income	3	4	(2)	5
Interest expense	(13)	(16)	2	(27)
Other income (expense), net	4	(6)	—	(2)
Net gain on pre-confirmation contingencies	—	10	—	10
Provision for income taxes	(1)	(1)	—	(2)
Preferred stock dividends	—	(1)	—	(1)

Income (loss) applicable to common shareholders	$6	$(57)	$—	$(51)

	Nine Months Ended September 30, 2007
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$104	$30	$(60)	$—	$74
Non-cash stock compensation	(5)	(1)	(41)	—	(47)
Depreciation and amortization	(62)	(22)	(102)	—	(186)
Interest income	7	4	12	(6)	17
Interest expense	(52)	(17)	(70)	6	(133)
Other income (expense), net	5	(1)	(2)	—	2
Net gain on pre-confirmation contingencies	—	—	2	—	2
Provision for income taxes	(2)	(5)	(30)	—	(37)
Preferred stock dividends	—	—	(3)	—	(3)

Loss applicable to common shareholders	$(5)	$(12)	$(294)	$—	$(311)

	Nine Months Ended September 30, 2006
	GCUK	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$67	$(104)	$—	$(37)
Non-cash stock compensation	(1)	(17)	—	(18)
Depreciation and amortization	(32)	(82)	—	(114)
Interest income	5	10	(3)	12
Interest expense	(38)	(41)	3	(76)
Other income (expense), net	17	(20)	—	(3)
Net gain on pre-confirmation contingencies	—	29	—	29
Provision for income taxes	(1)	(26)	—	(27)
Preferred stock dividends	—	(3)	—	(3)

Income (loss) applicable to common shareholders	$17	$(254)	$—	$(237)

Total assets by segment follow:

	September 30, 2007	December 31, 2006
Total Assets
GCUK	$879	$764
GC Impsat	627	—
ROW	1,428	1,353

Total segments	2,934	2,117
Less: Intercompany loans and receivables	(291)	(62)

Total consolidated assets	$2,643	$2,055

Unrestricted cash by segment:

	September 30, 2007	December 31, 2006
Unrestricted Cash
GCUK	$61	$79
GC Impsat	44	—
ROW	264	380

Total consolidated unrestricted cash	$369	$459

Restricted cash by segment:

	September 30, 2007	December 31, 2006
Restricted cash
GCUK	$1	$—
GC Impsat	23	—
ROW	38	6

Total consolidated restricted cash	$62	$6

Eliminations and other reconciling items include intersegment eliminations.

The Company accounts for intersegment sales of products and services and asset transfers at current market prices.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Risks Related to Liquidity and Financial Resources

•

We have incurred substantial operating losses and negative cash flows from operating and investing activities, which have continued in 2007. We may be unable to improve operating results and/or achieve positive cash flows in the future, which could prevent us from meeting our long-term liquidity requirements.

•

We believe that economies of scale will allow us to grow revenues while incurring incremental costs that are proportionately lower than those applicable to our existing business. If the increased costs required to support our revenue growth turn out to be greater than anticipated, we may be unable to improve our profitability and/or cash flows even if revenue growth goals are achieved.

•

The sale of indefeasible rights of use (“IRUs”) and similar prepayments for services are an important source of cash flows for us, representing tens of million of dollars of cash in most quarters. If customers’ buying patterns were to change such that those traditionally buying IRUs were to switch to monthly payment plans, our liquidity would be adversely affected. In addition, the large dollar amounts and long sales cycles typically associated with IRU sales increase the volatility of our quarter-to-quarter cash flow results.

•

Cost of access represents our single largest expense and gives rise to material current liabilities. During the first nine months of 2007, we deemed it necessary to accelerate payments to key access vendors to reduce days payable outstanding, which resulted in increased demands on our liquidity. If such demands were to continue to a greater degree than anticipated, we could be prevented from meeting our cash flow projections and our long-term liquidity requirements.

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

•

While capital expenditures have remained relatively stable at levels significantly below those prevailing prior to our bankruptcy reorganization, such levels may not be sustainable in the future, particularly as our business continues to grow.

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

Risks Related to our Common Stock

•

We have a very substantial overhang of common stock and a majority shareholder that owns a substantial portion of our common stock and preferred stock convertible into common stock. Future sales of our common stock could cause substantial dilution and future share purchases by our majority shareholder will decrease the liquidity of our common stock, each of which may negatively affect the market price of our shares and impact our ability to raise capital.

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

Executive Summary

Overview

We are communications solutions providers, offering a suite of IP and legacy telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. We offer these services using a global IP-based network that directly connects more than 390 cities in more than 30 countries and delivers services to more than 600 cities in more than 60 countries around the world. The vast majority of our revenues are generated based on monthly services. As a result of the May 9, 2007 acquisition of Impsat Fiber Networks, Inc. and its subsidiaries (collectively, “Impsat”) (see Note 5) and the establishment of a business unit management structure, we report financial results based on three separate operating segments (i) Global Crossing (UK) Telecommunications Limited (“GCUK”) and its subsidiaries (collectively the “GCUK Segment”); (ii) GC Impsat Holdings I Plc “GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”).

Third Quarter 2007 Highlights

Revenues from our enterprise, carrier data and indirect channels business were higher by $164 million, or 52%, in the third quarter of 2007 compared to the same period in 2006. This increase was primarily the result of the inclusion of Fibernet and Impsat in our results since October 11, 2006 and May 9, 2007, respectively, and higher revenues at our GCUK and ROW segments, driven by new customers and existing customer base growth in specific enterprise and carrier target markets.

In conjunction with the recapitalization pursuant to which we entered into a $350 million senior secured term loan agreement during the second quarter of 2007 (the “Term Loan Agreement”), on August 27, 2007, STT Crossing Ltd effectively converted $250 million original principal amount of mandatorily convertible notes due December 2008 (the “Mandatorily Convertible Notes”) into approximately 16.58 million shares of common stock. Upon such conversion, the debt interests of STT Crossing Ltd. were terminated. As consideration for the subordination of the Mandatorily Convertible Notes to the Term Loan Agreement through the conversion date, we paid STT Crossing Ltd. a consent fee of $7.5 million in cash shortly after closing in the second quarter 2007 and, at conversion of the Mandatorily Convertible Notes, an additional fee paid in shares of common stock valued at $10.5 million. The 16.58 million shares of common stock received by STT Crossing Ltd. included the shares representing the $10.5 million consent fee as well as shares valued at $30 million representing foregone interest through the original scheduled maturity date of the Mandatorily Convertible Notes. The $18 million of consent fees was considered a debt modification and was recorded as a reduction in the carrying value of the Mandatorily Convertible Notes. The $30 million of foregone interest is considered an inducement to convert and was recorded in other income (expense), net upon conversion of the Mandatorily Convertible Notes. At conversion, the carrying value of and all accrued interest on the notes, as well as the consent fee paid in common shares, all of which together totaled $329, were reclassified to common stock and additional paid in capital.

During the nine months ended September 30, 2007, we posted a net operating loss of $159 million and had net cash used by operating and investing activities of $391 million. Cash flows used by operating and investing activities included the following items not expected to impact future quarters: (i) $76 million for the purchase price of Impsat; (ii) $28 million for the cash collateralization of existing letters of credit; and (iii) $22 million due to the placement of a portion of the GC Impsat Notes proceeds into a restricted debt service reserve account. In addition, operating cash flows for the period were impacted by a significant reduction in days payable outstanding with key access vendors, as well as $10 million in severance payments primarily driven by the May 10, 2007 restructuring plan.

Going forward, we expect our operating results to improve as a result of: (i) the continued growth of our higher margin enterprise, carrier data and indirect channels business, including the economies of scale expected to result from such growth; (ii) the inclusion of Fibernet and Impsat in our results and the cost savings and other benefits anticipated to result from the successful integration of these businesses; (iii) cost savings resulting from the May 10, 2007 restructuring plan and prior restructuring activities; and (iv) our cost reduction initiatives to optimize the access network and effectively lower unit prices. Over time, we expect these improvements to more than offset the increased interest expense resulting from the significant increase in our debt balance during the nine months ended September 30, 2007. Thus, in the long-term we expect to generate positive cash flow from operating activities. However, in the short term we anticipate using capital leases and other forms of equipment financing or cash on hand to compensate for the cash used in operating and investing activities. Although operational constraints require us to maintain significant minimum cash balances in each of our segments, we believe that our unrestricted cash balances are sufficient to enable us to reach the point of generating recurring positive cash flow from operating activities.

As a result of the Impsat acquisition, we became a regional provider of collocation and managed hosting services in Latin America. We will be expanding these service offerings to our European markets. Co-location and managed hosting services provide enterprise and carrier customers technical space, power, communications access and security for their application servers. We expect the capital investment to be relatively modest and expect to convert existing idle real estate facilities currently included in our restructuring reserve to productive assets in the fourth quarter of 2007.

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

Results of operations for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006:

Consolidated Results

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2007	2006	$	%	2007	2006	$	%
	(dollars in millions)
Revenue	$594	$466	$128	27%	$1,645	$1,383	$262	19%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(288)	(275)	13	5%	(853)	(846)	7	1%
Real estate, network and operations	(103)	(69)	34	49%	(292)	(219)	73	33%
Third party maintenance	(26)	(22)	4	18%	(75)	(67)	8	12%
Cost of equipment sales	(18)	(15)	3	20%	(66)	(43)	23	53%

Total cost of revenue	(435)	(381)			(1,286)	(1,175)

Selling, general and administrative	(98)	(78)	20	26%	(332)	(263)	69	26%
Depreciation and amortization	(73)	(41)	32	78%	(186)	(114)	72	63%

Total operating expenses	(606)	(500)			(1,804)	(1,552)

Operating loss	(12)	(34)			(159)	(169)

Other income (expense):
Interest income	5	5	—	NM	17	12	5	42%
Interest expense	(51)	(27)	24	89%	(133)	(76)	57	75%
Other income (expense), net	(16)	(2)	14	NM	2	(3)	(5)	NM

Loss from continuing operations before reorganization items and provision for income taxes	(74)	(58)			(273)	(236)

Net gain on preconfirmation contingencies	2	10	(8)	(80)%	2	29	(27)	(93%)

Loss from continuing operations before provision for income taxes	(72)	(48)			(271)	(207)

Provision for income taxes	(16)	(2)	14	NM	(37)	(27)	10	37%

Net loss	(88)	(50)			(308)	(234)
Preferred stock dividends	(1)	(1)	—	NM	(3)	(3)	—	NM

Loss applicable to common shareholders	$(89)	$(51)			$(311)	$(237)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$141	$108	$33	31%	$421	$309	$112	36%
Carrier voice	3	2	1	50%	8	6	2	33%
Intersegment revenues	—	—	—	NM	—	—	—	NM

	$144	$110	$34	31%	$429	$315	$114	36%

GC Impsat
Enterprise, carrier data and indirect channels	$80	$—	$80	NM	$127	$—	$127	NM
Carrier voice	2	—	2	NM	3	—	3	NM
Intersegment revenues	3	—	3	NM	5	—	5	NM

	$85	$—	$85	NM	$135	$—	$135	NM

ROW
Enterprise, carrier data and indirect channels	$256	$205	$51	25%	$742	$589	$153	26%
Carrier voice	110	149	(39)	(26)%	340	473	(133)	(28)%
Other	2	2	—	NM	4	6	(2)	(33)%
Intersegment revenues	2	—	2	NM	3	—	3	NM

	$370	$356	$14	4%	$1,089	$1,068	$21	2%
Intersegment eliminations	(5)	—	(5)	NM	(8)	—	(8)	NM

Consolidated revenues	$594	$466	$128	27%	$1,645	$1,383	$262	19%

NM—Not Meaningful.

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

Our consolidated revenues increased in the three and nine months ended September 30, 2007 compared with the same periods in 2006 primarily as the result of higher revenues at our GCUK and ROW segments, and the inclusion of Fibernet and Impsat in our results since October 11, 2006 and May 9, 2007, respectively. Revenue growth reflected strong demand across all of our segments for broadband lease, managed services and IP VPN data products, partially offset by decreased carrier voice revenues as a result of decreases in sales volumes due to our strategy to reduce our emphasis on this market. We expect our carrier voice business revenue to remain relatively flat going forward.

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

Cost of Access

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$38	$33	$5	15%	$118	$93	$25	27%
Carrier voice	2	2	—	NM	6	6	—	NM
Intersegment cost of access	—	—	—	NM	—	—	—	NM

	$40	$35	$5	14%	$124	$99	$25	25%

GC Impsat
Enterprise, carrier data and indirect channels	$21	$—	$21	NM	$33	$—	$33	NM
Carrier voice	1	—	1	NM	2	—	2	NM
Intersegment cost of access	2	—	2	NM	3	—	3	NM

	$24	$—	$24	NM	$38	$—	$38	NM

ROW
Enterprise, carrier data and indirect channels	$129	$108	$21	19%	$391	$328	$63	19%
Carrier voice	96	131	(35)	(27)%	302	418	(116)	(28)%
Other	1	1	—	NM	1	1	—	NM
Intersegment cost of access	2	—	2	NM	3	—	3	NM

	$228	$240	$(12)	(5)%	$697	$747	$(50)	(7)%
Intersegment eliminations	(4)	—	(4)	NM	(6)	—	(6)	NM

Consolidated cost of access	$288	$275	$13	5%	$853	$846	$7	1%

NM—Not Meaningful.

Cost of access increased in the three and nine months ended September 30, 2007 compared with the same periods of 2006 primarily driven by increases in access charges in our GCUK, GC Impsat and ROW segments enterprise, carrier data and indirect channels business. The increase in cost of access was partially offset by: (i) our cost reduction initiatives to optimize the access network and effectively lower unit prices and (ii) lower carrier voice sales volume in our ROW Segment. Included in our results were $2 million and $14 million related to Fibernet for the three and nine months ended September 30, 2007, respectively, and $22 million and $35 million related to Impsat (net of intersegment cost of access) for the three and nine months ended September 30, 2007, respectively.

        Real estate, network and operations increased in the three and nine months ended September 30, 2007 compared with the same periods in 2006 primarily due to: (i) a $4 million and $15 million increase, respectively, in salaries and benefits as a result of increased headcount and salary increases; (ii) a $9 million and $18 million increase, respectively, in stock and cash compensation primarily as a result of the retention and motivation awards granted to employees in the first quarter of 2007 and accruing the 2007 annual bonus program at a higher rate than 2006; (iii) an increase of $5 million and $15 million, respectively, resulting from including Fibernet in our results since October 11, 2006; and (iv) an increase of $12 million and $18 million, respectively, resulting from including Impsat in our results since May 9, 2007.

Third-party maintenance increased in the three and nine months ended September 30, 2007 as compared with the same periods in 2006 primarily due to the inclusion of Fibernet and Impsat in our results since October 11, 2006 and May 9, 2007, respectively. During the nine months ended September 30, 2007, we identified certain third-party maintenance costs to be eliminated.

We expect our real estate, network and operations salaries and benefits charges to decrease in our GCUK and ROW Segments in the fourth quarter of 2007 as a result of headcount decreases from both the May 10, 2007 restructuring plan and attrition, together representing an estimated reduction in annualized cost of approximately $10 million.

Cost of equipment sales increased in the three and nine months ended September 30, 2007 compared with the same periods in 2006 primarily due to increased equipment, conferencing and managed services sales.

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

The increase in SG&A in the three months ended September 30, 2007 compared with the same period in 2006 is primarily due to: (i) a $10 million increase in stock and cash compensation primarily as a result of the retention and motivation awards granted to employees in the first quarter of 2007 and accruing the 2007 annual bonus program at a higher rate than 2006; (ii) an increase of $2 million resulting from including Fibernet in our results since October 11, 2006 and (iii) an increase of $24 million resulting from including Impsat in our results since May 9, 2007. This increase was partially offset by a decrease in restructuring charges of $11 million primarily due to the settlement of existing real estate lease agreements for technical facilities and a decrease of $2 million in salaries and benefits primarily as a result of our May 10, 2007 restructuring plan.

The increase in SG&A in the nine months ended September 30, 2007 compared with the same period in 2006 is primarily due to: (i) a $7 million increase in salaries and benefits primarily as a result of increased sales commissions and salary increases; (ii) a $13 million increase in stock and cash compensation primarily as a result of the retention and motivation awards granted to employees in the first quarter of 2007 and accruing the 2007 annual bonus program at a higher rate than 2006; (iii) an increase of $7 million resulting from including Fibernet in our results since October 11, 2006; (iv) an increase of $40 million resulting from including Impsat in our results since May 9, 2007; and (v) an increase in restructuring charges of $11 million due to the May 10, 2007 restructuring plan. This increase was partially offset by a decrease in restructuring charges of $11 million primarily due to the settlement and termination of existing real estate lease agreements for the technical facilities during the third quarter of 2007.

We expect our SG&A salaries and benefits charges to decrease in our GCUK and ROW Segments in the fourth quarter of 2007 as a result of headcount decreases from both the May 10, 2007 restructuring plan and attrition, together representing an estimated reduction in annualized cost of approximately $15 million.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including leased assets, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in the three and nine months ended September 30, 2007 compared with the same periods in 2006 primarily due to: (i) an increased asset base as a result of fixed asset additions, including capital leases; (ii) amortization of acquired intangible assets related to the Fibernet and Impsat acquisitions; (iii) inclusion of Fibernet’s results in our results since October 11, 2006 and (iv) inclusion of Impsat’s results in our results since May 9, 2007.

Interest income. Interest income increased in the nine months ended September 30, 2007 compared with the same period in 2006 primarily due to higher average cash balances as a result of issuing the GC Impsat Notes and $350 million Term Loan Agreement.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities and amortization of deferred finance costs. The increase in interest expense for the three and nine months ended September 30, 2007 compared with the same periods in 2006 is primarily a result of incurring additional indebtedness and capital lease obligations, including the $144 million aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) which were issued by GCL on May 30, 2006, the 11.75% senior secured notes issued by GCUK on December 28, 2006, the GC Impsat Notes issued by GC Impsat on February 14, 2007, the $350 million Term Loan Agreement incurred by GCL during the second quarter of 2007 and amortization of deferred financing costs related to these debt obligations. The increase in interest expense for the three months ended September 30, 2007 compared to the same period of the prior year was slightly offset by decreased interest related to the STT Crossing Ltd. conversion of the Mandatorily Convertible Notes into approximately 16.58 million shares of common stock on August 27, 2007.

Other income (expense), net. Other income (expense), net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items.

Other expense, net increased in the three months ended September 30, 2007 compared to the same period of 2006 primarily as a result of recording a $30 million inducement fee related to the early conversion of STT convertible debt to equity, partially offset by foreign exchange gains in the current year period compared to foreign exchange losses in the prior year period.

Other expense, net decreased in the nine months ended September 30, 2007 compared to the same period of 2006 primarily as a result of a $27 million non-cash, non-taxable gain from deemed settlement of pre-existing arrangements with Impsat on the date of its acquisition and foreign exchange gains in the current year period, mostly offset by recording a $30 million inducement fee related to the early conversion of STT debt to equity as well as expensing of $10 million deferred financing fees related to: (i) the Bank of America working capital facility, which was retired during the second quarter of 2007; and (ii) a bridge loan commitment which was terminated upon issuance of the GC Impsat Notes.

Net gain on pre-confirmation contingencies. During the three and nine months ended September 30, 2007 and 2006, respectively, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from Chapter 11 proceedings. We accounted for these contingencies in accordance with AICPA Practice Bulletin 11—”Accounting for Preconfirmation Contingencies in Fresh Start Reporting” and recorded a net gain on the settlements and/or changes in estimated liabilities.

Segment Results

As a result of the Impsat acquisition (see Note 5), our chief operating decision makers (“CODMs”) assess performance and allocate resources based on three separate operating segments which we operate and manage as strategic business units: (i) the GCUK Segment; (ii) the GC Impsat Segment; and (iii) the ROW Segment.

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the United Kingdom (“UK”). The GC Impsat Segment is a provider of telecommunications, Internet and information technology services to corporate and government clients in Latin America. The ROW Segment represents the operations of Global Crossing Limited and its subsidiaries excluding the GCUK and GC Impsat Segments and comprises operations primarily in North America, with smaller operations in Europe and Latin America, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed data and voice products and services that support a migration path to a fully converged IP environment.

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

However, there may be important differences between the Company’s Adjusted Cash EBITDA measure and similar performance measures used by other companies. Additionally, this financial measure does not include certain significant items such as non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense) net, net gain or (loss) on pre-confirmation contingencies, provision for income taxes and preferred stock dividends. Adjusted Cash EBITDA should not be considered a substitute for net income, operating income, operating cash flows or other measures of financial performance.

GCUK segment:

Revenue

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$141	$108	$33	31%	$421	$309	$112	36%
Carrier voice	3	2	1	50%	8	6	2	33%
Intersegment revenues	—	—	—	NM	—	—	—	NM

	$144	$110	$34	31%	$429	$315	$114	36%

Revenues for our GCUK segment increased in the three and nine months ended September 30, 2007 compared with the same periods in 2006 primarily as a result of the inclusion of Fibernet in our results since October 11, 2006 and positive foreign exchange fluctuations. The net effect of Fibernet on our consolidated results was $24 million and $73 million increase to GCUK segment revenues for the three and nine months ended September 30, 2007, respectively.

Two of GCUK’s principal customer relationships are with OGC buying solutions, with which GCUK has a framework contract for the provision of a managed telecom service, and with Camelot, the current holder of the license to operate the UK National Lottery. The managed telecom service contract was for an initial term of 10 years; this term was initially extended until the end of December 2008 and in June 2007 was further extended until the end of December 2011. Camelot’s current license to operate the National Lottery expires in January 2009. On August 31, 2007, Camelot entered into an enabling agreement with the National Lottery Commission which officially appoints Camelot as operator of the National Lottery for a 10 year period from February 2009. On October 9, 2007, Camelot announced its intention to replace its existing landline-based ISDN network supplied by GCUK with a broadband satellite communications network supplied by another service provider. Although we cannot determine the precise impact on GCUK until we become fully aware of Camelot’s network transition plans, we do not expect to retain the same level of services or revenue from our relationship with Camelot.

Adjusted Cash EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
			$ Increase/ (Decrease)	% Increase/ (Decrease)			$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
GCUK
Adjusted Cash EBITDA	40	25	15	60%	104	67	37	55%

Adjusted Cash EBITDA in this segment increased in the three and nine months ended September 30, 2007 compared with the same periods in 2006 primarily as a result of the increase in revenue described above, partially offset by higher access charges resulting from additional usage volume, higher costs for our real estate, network and operations and SG&A expenses. The higher real estate, network and operations costs and SG&A expenses resulted primarily from higher employee-related costs and higher facilities-based expenses. The employee-related costs resulted from increased headcount driven by the Fibernet acquisition and higher commissions paid to sales employees. In addition, included in the year-to-date comparison are higher employee severance charges related to our May 10, 2007 restructuring plan. The higher facilities based expenses were driven by higher facilities rent and real estate taxes.

GC Impsat Segment:

Revenue

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(in millions)	(in millions)
GC Impsat
Enterprise, carrier data and indirect channels	$80	$127
Carrier voice	2	3
Intersegment revenues	3	5

	$85	$135

Prior to our acquisition of Impsat on May 9, 2007, our GC Impsat segment had no revenue generating activities and consisted of a holding company that issued the GC Impsat Notes in anticipation of consummating the acquisition of Impsat.

Revenues for our GC Impsat Segment are primarily composed of data transmission services; Internet services, including backbone access and managed modem services; value added services, including hosting, security and collocation services; and telephony services, including national and international long distance. GC Impsat revenues benefited from an increased customer base and improved macroeconomic conditions throughout Latin America.

Adjusted Cash EBITDA

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(in millions)	(in millions)
GC Impsat
Adjusted Cash EBITDA	$21	$30

Adjusted Cash EBITDA for our GC Impsat segment for the three and nine months ended September 30, 2007 comes from the inclusion of Impsat in our results since May 9, 2007.

ROW Segment:

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			$ Increase/ (Decrease)	% Increase/ (Decrease)			$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
ROW
Enterprise, carrier data and indirect channels	$256	$205	$51	25%	$742	$589	$153	26%
Carrier voice	110	149	(39)	(26)%	340	473	(133)	(28)%
Other	2	2	—	NM	4	6	(2)	(33)%
Intersegment revenues	2	—	2	NM	3	—	3	NM

	$370	$356	$14	4%	$1,089	$1,068	$21	2%

Revenues for our ROW Segment increased in the three and nine months ended September 30, 2007 compared with the same periods in 2006 resulting from strong demand for higher margin enterprise voice and broadband lease and IP VPN data products. This increase in enterprise, carrier data, and indirect channel business revenue was partially offset by decreased lower margin carrier voice revenues as a result of decreases in sales volumes due to our strategy to reduce our emphasis on this market. Our sales volume related to U.S. domestic long distance voice services declined by approximately 25% both in the three and nine months ended September 30, 2007 compared with the same periods in 2006, while our average pricing for our U.S. domestic long distance voice services increased by approximately 7% in the three months ended September 30, 2007 due to select price increases and was flat in the nine months ended September 30, 2007, compared with the same periods in 2006. We expect our carrier voice business revenue to remain relatively flat going forward.

Adjusted Cash EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
			$ Increase/ (Decrease)	% Increase/ (Decrease)			$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2007	2006
	(in millions)				(in millions)
ROW
Adjusted Cash EBITDA	13	(19)	32	168%	(60)	(104)	44	42%

Adjusted Cash EBITDA in this segment increased in the three months ended September 30, 2007 compared with the same period in 2006 as a result of the increases in revenue described above, lower access costs driven by lower carrier voice sales volume and lower facilities-based expenses driven by a decrease in restructuring charges primarily due to the settlement of existing real estate lease agreements for technical facilities during the third quarter of 2007.

Adjusted Cash EBITDA in this segment increased in the nine months ended September 30, 2007 compared with the same period in 2006 as a result of the reasons described above, but was further offset by higher employee severance charges related to our May 10, 2007 restructuring plan and increased salaries driven by increased headcount and other non-restructuring severance.

Liquidity and Capital Resources

Financial Condition and Liquidity

At September 30, 2007, our available liquidity consisted of $369 million of unrestricted cash and cash equivalents. In addition, we held $62 million in restricted cash and cash equivalents on that date. The restricted cash and cash equivalents is primarily comprised of (i) cash collateral for letters of credit originally issued under our $55 million working capital facility that remain outstanding after termination of that facility in the second quarter of 2007 and (ii) the debt service reserve fund for the GC Impsat Notes. Our available liquidity includes net cash provided by financing activities of $298 million during the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, we posted a net operating loss of $159 million and had net cash used by operating and investing activities of $391 million. Cash flows used by operating and investing activities included the following items not expected to impact future quarters: (i) $76 million for the purchase price of Impsat; (ii) $28 million for the cash collateralization of existing letters of credit; and (iii) $22 million due to the placement of a portion of the GC Impsat Notes proceeds into a restricted debt service reserve account. In addition, operating cash flows for the period were impacted by a significant reduction in days payable outstanding with key access vendors, as well as $10 million in severance payments primarily driven by the May 10, 2007 restructuring plan.

Going forward, we expect our operating results to improve as a result of: (i) the continued growth of our higher margin enterprise, carrier data and indirect channels business, including the economies of scale expected to result from such growth; (ii) the inclusion of Fibernet and Impsat in our results and the cost savings and other benefits anticipated to result from the successful integration of these businesses; (iii) cost savings resulting from the May 10, 2007 restructuring plan and prior restructuring activities; and (iv) our cost reduction initiatives to optimize the access network and effectively lower unit prices. Over time, we expect these improvements to more than offset the increased interest expense resulting from the significant increase in our debt balance during the nine months ended September 30, 2007. Thus, in the long-term we expect to generate positive cash flow from operating activities. However, in the short term we anticipate using capital leases and other forms of equipment financing or cash on hand to compensate for the cash used in operating and investing activities. Although operational constraints require us to maintain significant minimum cash balances in each of our segments, we believe that our unrestricted cash balances are sufficient to enable us to reach the point of generating recurring positive cash flow from operating activities.

As a result of recent financing activities, the vast majority of our long-term debt matures after 2010. With regard to our major debt instruments, (i) the $144 million original principal amount of our 5% Convertible Notes matures in 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share); (ii) $333 million of our Term Loan Agreement is due at maturity in 2012; (iii) the $523 million original principal amount of the GCUK Notes matures in 2014; and (iv) the $225 million original principal amount of the GC Impsat Notes matures in 2017. If cash on hand at the time were insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time. The liquidity crisis that began earlier this year as a result of the collapse of the subprime mortgage market has adversely impacted global credit markets and could make it more difficult for us to obtain debt financing.

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon inter-company transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world and are subject to legal and contractual restrictions affecting their ability to make inter-company funds transfers. Such legal restrictions include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the expatriation of funds that are particularly prevalent in Latin America. Contractual restrictions on intercompany funds transfers include limitations in our major debt instruments on the ability of our subsidiaries to make dividend and other payments on equity securities, as well as limitations on our subsidiaries’ ability to make intercompany loans. These contractual restrictions arise under our major debt instruments, each of which is generally limited in application to one of our segments (e.g., the restrictions in the $350 million Term Loan Agreement apply to the ROW Segment, the restrictions in the GCUK Notes indenture apply to the GCUK Segment, and the restrictions in the GC Impsat Notes indenture apply to the GC Impsat Segment). Thus, these contractual restrictions generally do not restrict intercompany funds transfers within a given segment, but rather significantly restrict intercompany funds transfers from one segment to another. Each such debt instrument includes exceptions which allow a limited amount of intercompany loans to entities in other segments.

At September 30, 2007, unrestricted cash and cash equivalents were $61 million, $44 million, and $264 million at our GCUK, GC Impsat and ROW segments, respectively. Unlike our GCUK and GC Impsat Segments, our ROW Segment has historically generated significant negative cash flows from operations. However, this segment is experiencing strong revenue growth in the higher margin enterprise, carrier data and indirect channels business, and in the third quarter of 2007 for the first time achieved positive Adjusted Cash EBITDA, which included an $11 million reversal of restructuring reserves (see “Segment Results” above in this Item 2).

GCUK has in the past served as a source of funding for us and our other subsidiaries. During 2006, GCUK made net loans to our Global Crossing Europe Limited (“GCEL”), a ROW subsidiary, of approximately $50 million. These intercompany loans are guaranteed by GCL, accrue a market-related interest rate, and are denominated in United States dollars and mature five business days prior to the maturity of the principal outstanding of the GCUK Notes. On April 11, 2007 the GCUK board of directors approved an additional $15 million loan which could be made to GCEL during the second quarter of 2007 and $5 million was extended under this approval, which GCEL repaid prior to the end of June.

Substantially all of our assets other than the assets of our GC Impsat segment have been pledged to secure our indebtedness. A failure to comply with the covenants contained in any of our loan instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would adversely affect our rights under other commercial agreements and have a material adverse effect on our business, results of operations and financial condition. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under a capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under our other debt instruments.

Indebtedness

At September 30, 2007, we had $1,283 million of indebtedness outstanding (including the current portion of long term debt and short term debt), consisting of $523 million of GCUK Notes, $144 million of 5% Convertible Notes, $225 million of GC Impsat Notes, $348 million under the Term Loan Agreement and $43 million of other debt.

On February 14, 2007, GC Impsat, a wholly owned subsidiary of the Company, issued $225 million in aggregate principal amount of 9.875% senior notes due February 15, 2017 (the “GC Impsat Notes”). Interest on these notes is payable in cash semi-annually in arrears every February 15 and August 15 commencing August 15, 2007. The proceeds of this offering were used to finance a portion of the purchase price (including the repayment of indebtedness and payment of fees) of our acquisition of Impsat, which was consummated on May 9, 2007 (see Note 5). Pursuant to a pledge and security agreement, entered into on the date of the acquisition, GC Impsat maintains a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments ($22 million) on the GC Impsat Notes until certain cash flow metrics have been met. The amounts included in the debt service account are included in long term restricted cash and cash equivalents.

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

After giving effect to the refinancing of approximately $216 million of debt assumed in the acquisition of Impsat with the proceeds from the issuance of the GC Impsat Notes and other cash, at September 30, 2007 the primary debt of Impsat that remains outstanding is approximately $22 million of bonds issued by Impsat’s subsidiary in Colombia. These bonds bear interest at the Colombian consumer price index plus 8%. The Colombia Bonds are repayable 50% in December 2008 and 50% in December 2010.

On May 9, 2007, we entered into a senior secured term loan agreement (the “Term Loan Agreement”) with Goldman Sachs Credit Partners L.P. and Credit Suisse Securities (USA) LLC pursuant to which we borrowed $250 million on that date. The Term Loan Agreement was amended on June 1, 2007 to, among other things, provide for the borrowing of an additional $100 million on that date. These term loans (i) mature on May 9, 2012, with amortization of 0.25% of principal repayable on a quarterly basis and the remaining principal due at maturity, (ii) bear interest at LIBOR plus 6.25% per annum payable semi-annually, (iii) have repayment premiums of 103% in the first year, 102% in the second year and 101% in the third year, and (iv) are guaranteed by all of our subsidiaries and secured by substantially all the assets of us and our subsidiaries, in each case other than those subsidiaries forming part of our Latin American operations or our GCUK Segment. The Term Loan Agreement limits our and the guarantor subsidiaries’ ability, among other things, to: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions; (3) make certain investments or other restricted payments; (4) enter into arrangements that restrict dividends or other payments to us from our restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of our assets. All of these limitations are subject to a number of important qualifications and exceptions set forth in the Term Loan Agreement.

In conjunction with the recapitalization pursuant to which we entered into the Term Loan Agreement, on August 27, 2007, STT Crossing Ltd effectively converted the Mandatorily Convertible Notes into approximately 16.58 million shares of common stock. Upon such conversion, the debt interests of STT Crossing Ltd. were terminated. As consideration for the subordination of the Mandatorily Convertible Notes to the Term Loan Agreement through the conversion date, the Company paid STT Crossing Ltd. a consent fee of $7.5 million in cash shortly after closing in the second quarter 2007 and, at conversion of the Mandatorily Convertible Notes, an additional fee paid in shares of common stock valued at $10.5 million. The 16.58 million shares of common stock received by STT Crossing Ltd. included the shares representing the $10.5 million consent fee as well as shares valued at $30 million representing foregone interest through the original scheduled maturity date of the Mandatorily Convertible Notes. The $18 million of consent fees was considered a debt modification and was recorded as a reduction in the carrying value of the Mandatorily Convertible Notes during the second quarter of 2007. The $30 million of foregone interest is considered an inducement to convert and was recorded in other expense, net upon conversion of the Mandatorily Convertible Notes in the third quarter of 2007. At conversion, the carrying value of and all accrued interest on the notes, as well as the consent fee paid in common shares, all of which together totaled $329 million, were reclassified to common stock and additional paid in capital.

A portion of the proceeds of the Term Loan Agreement was immediately used to repay in full our $55 million working capital facility with Bank of America, N.A (and other lenders), to cash collateralize $29 million of letters of credit previously issued under the facility (or replacement thereof), and to fund a portion of the Impsat acquisition. The working capital facility has been terminated and no further extensions of credit will be made thereunder. Approximately $2 million of unamortized deferred financing fees related to the working capital facility were expensed in other income (expense), net in the condensed consolidated statement of operations during the nine months ended September 30, 2007. The remaining net proceeds of the Term Loan Agreements are being used for working capital and general corporate purposes, which may include the acquisition of assets or businesses that are complimentary to our existing business.

In satisfaction of an obligation under the Term Loan Agreement, in July 2007 we entered into an agreement to mitigate the risk arising from the floating rate debt by hedging the term loans against interest risk volatility. The hedge consists of two types of instruments: interest rate swaps for approximately one year of floating (LIBOR + 6.25%) for fixed rate debt having a notional amount between $248 and $348, and interest rate caps for the ensuing two years having notional amounts between $340 and $344.

During the nine months ended September 30, 2007 we entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $15 million. These agreements have terms that range from 24 to 36 months and annual interest rates that generally range from 2.8% to 12% and in certain instances, are variable based on a spread over the London Inter-bank Offered rate (“LIBOR”). In addition, we also entered into various capital leasing arrangements that amounted to $46 million. These agreements have terms that range from 24 to 48 months and range generally from 5.5% to 15.8% and, in certain instances, are variable over LIBOR.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our 2006 annual report on Form 10-K, for a description of the GCUK Notes and 5% Convertible Notes. We are in compliance with all covenants under our material debt agreements. However, certain of our capital lease agreements contain non-financial covenants which require specific inventorying of leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease agreements. At September 30, 2007, these non-financial covenants have not been met for lease agreements representing $64 million of indebtedness. We have received a waiver for such non-compliance through January 1, 2009 assuming certain milestones are achieved. We expect to achieve these milestones and become compliant prior to the deadline.

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

As of September 30, 2007, we do not anticipate meeting the stipulated cash flow requirements for the twelve months ended December 31, 2007 and therefore do not anticipate making an Annual Repurchase Offer in respect of such period.

Cash Management Impacts and Working Capital

Our working capital deficit increased $11 million to a working capital deficit of $110 million at September 30, 2007 from $99 million at December 31, 2006. The increase in working capital deficit is primarily the result of operating cash flow losses and capital expenditures offset by financing activities.

Cash Flow Activity for the nine months ended September 30, 2007

Cash and cash equivalents decreased by $90 million during the nine months ended September 30, 2007 to $369 million from $459 million at December 31, 2006. The decrease resulted from refinancing Impsat’s legacy debt, normal operations, cash becoming restricted under the credit facilities and capital purchases, offset by net funds received from the issuance of long term debt.

The following table is a summary of our condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006	$ Increase/(Decrease)
	(in millions)
Net cash flows used in operating activities	$(109)	$(86)	$(23)
Net cash flows used in investing activities	(282)	(76)	(206)
Net cash flows provided by financing activities	298	352	(54)
Effect of exchange rate changes on cash and cash equivalents	3	3	—

Net increase (decrease) in cash and cash equivalents	$(90)	$193	$(283)

Cash flows used by operating activities increased in the nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of: (i) a reduction in days payable outstanding with key access vendors; (ii) an increase in interest payments for debt incurred since September 30, 2006 including the Term Loan Agreement issued in 2007, additional GCUK Notes issued in December 2006 and additional capital leases; and (iii) increased restructuring payments primarily driven by the May 10, 2007 restructuring plan.

Cash flows used in investing activities increased in the nine months ended September 30, 2007 compared with the same period in 2006 primarily as a result of: (i) $81 million of additional capital purchases primarily due to increased network capacity purchases due to strong customer demand and including capital purchases of Impsat since May 9, 2007; (ii) a $76 million payment for the acquisition of Impsat, net of cash acquired; and (iii) a $72 million change in restricted cash and cash equivalents primarily as a result of the collateralization of letters of credit issued under the Bank of America Working Capital Facility upon retirement and the requirement under the GC Impsat Notes to maintain a debt service reserve account for benefit of the note holders equal to two interest payments.

Cash flows provided by financing activities decreased in the nine months ended September 30, 2007 compared with the same period in 2006 primarily as a result of: (i) $18 million of additional principal payments for capital lease obligations; and (ii) $37 million less net cash inflow from financings after repayment of debt obligations. We have entered into significant capital lease agreements since the third quarter of 2006 to finance property and equipment purchases and expect to continue to enter additional capital leases in the future.

Contractual Cash Commitments

During the nine months ended September 30, 2007 we entered into the following material contractual cash commitments as determined/measured from the date of the new commitments: (i) additional interest on the GC Impsat Notes of approximately $222 million over the next 10 years and $225 million of principal at maturity in 2017, (ii) interest of approximately $203 million (based on the current 3 month LIBOR rate) over the next 5 years and quarterly amortization payments of 0.25% of the original $350 million principal amount of the senior secured term loans with the remain principal due at maturity in 2012, (iii) an agreement to purchase access services that will require us to make payments of $58 million over the next two years, (iv) an agreement to purchase maintenance services that requires a cash commitment of $57 million over the next 5 years, (v) agreements to construct or upgrade our network that required payments of $72 million over the next 3 years, (vi) cost of sales obligations that require payments of $22 million over the next 5 years and (vii) agreements to lease network facilities of $210 million over the next 20 years. Additionally, as a result of the Impsat acquisition, we assumed debt and capital lease obligations that will require us to pay $25 million of principal and approximately $8 million of interest over the next 3 years.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. At September 30, 2007 and December 31, 2006, our receivables related to our carrier sales channels represented approximately 43% and 56%, respectively, of our consolidated receivables. Also at September 30, 2007 and December 31, 2006, our receivables due from various agencies of the U.K. Government together represented approximately 13% and 15%, respectively, of our consolidated receivables.

Off-Balance Sheet Arrangements

As of September 30, 2007 we did not have any off-balance sheet arrangements outstanding. The previously issued Bank of America standby letters of credit were collateralized by cash received from the issuance of the $350 million senior secured term loans at the time that the Bank of America working capital facility was retired during the second quarter of 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7A in the Company’s 2006 annual report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk.

Interest Rate Risk

In satisfaction of an obligation under the Term Loan Agreement, we entered into an agreement in July 2007 to mitigate the risk arising from the floating rate debt by hedging the term loans against interest risk volatility. The hedge consists of two types of instruments: interest rate swaps for approximately one year of floating (LIBOR + 6.25%) for fixed rate debt having a notional amount between $248 and $348 and interest rate caps for the ensuing two years having notional amounts between $340 and $344. The salient terms of the hedges follow:

Hedging Instruments	Effective date	Termination date	Fixed Swap Rate/Cap Strike Rate	Notional Amount (in millions)
Interest Rate Swap	8/9/2007	8/31/2007	5.379%	$248
Interest Rate Swap	8/31/2007	11/9/2007	5.375%	$348
Interest Rate Swap	11/9/2007	2/11/2008	5.375%	$347
Interest Rate Swap	2/11/2008	5/9/2008	5.375%	$347
Interest Rate Cap	5/9/2008	5/11/2009	5.75%	$344
Interest Rate Cap	5/11/2009	11/9/2009	6.25%	$342
Interest Rate Cap	11/9/2009	5/10/2010	6.75%	$340

As a result of the Impsat acquisition, we assumed debt that bears a variable interest rate that is based on the Colombian consumer price index (which has increased at an annual rate of approximately 5% for the twelve months ended September 30, 2007) plus 8%. The Colombia bonds are repayable 50% in December 2008 and 50% in December 2010. At September 30, 2007, the carrying value of the Colombia bonds is $22 million.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2007.

In accordance with Frequently Asked Questions No. 3, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports,” of the Office of Chief Accountant of the SEC’s Division of Corporation Finance (revised September 24, 2007), the scope of management’s evaluation excluded internal control over financial reporting for GC Impsat, which was acquired during the second quarter of 2007 and which represented approximately 14% and 8%, respectively, of consolidated revenues for the three and nine months ended September 30, 2007 and approximately 24% of the Company’s consolidated total assets as of September 30, 2007 and which contributed $21 million and $30 million, respectively, toward the Company’s $74 million and $74 million, respectively, of net consolidated Adjusted Cash EBITDA for the three and nine months ended September 30, 2007.

Changes in Internal Control Over Financial Reporting

On October 11, 2006, the Company took control of Fibernet. During the third quarter of 2007, we migrated Fibernet’s financial reporting systems to Global Crossing’s SAP financial reporting system. We consider this migration a material change in our internal control over financial reporting.

On May 9, 2007, the Company acquired Impsat. We are currently in the process of incorporating Impsat’s internal controls into our control structure and migrating overlapping processes and systems to legacy Global Crossing processes and systems. We consider the ongoing integration of Impsat a material change in our internal control over financial reporting.

Except for these items noted above, there were no other material changes in our internal control over financial reporting during the third quarter of 2007.

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

•

Cost of access represents our single largest expense and gives rise to material current liabilities. During the nine months ended September 30, 2007, we deemed it necessary to accelerate payments to key access vendors to reduce days payable outstanding, which resulted in increased demands on our liquidity. If such demands were to continue to a greater degree than anticipated, we could be prevented from meeting our cash flow projections and long-term liquidity requirements.

•

We believe that economies of scale will allow us to grow revenues while incurring incremental costs that are proportionately lower than those applicable to our existing business. If the increased costs required to support our revenue growth turn out to be greater than anticipated, we may be unable to improve our profitability and/or cash flows even if revenue growth goals are achieved.

•

The sale of indefeasible rights of use (“IRUs”) and similar prepayments for services are an important source of cash flows for us, representing tens of million of dollars of cash in most quarters. If customers’ buying patterns were to change such that those traditionally buying IRUs were to switch to monthly payment plans, our liquidity would be adversely affected. In addition, the large dollar amounts and long sales cycles typically associated with IRU sales increase the volatility of our quarter-to-quarter cash flow results.

•

While capital expenditures have remained relatively stable at levels significantly below those prevailing prior to our bankruptcy reorganization, such levels may not be sustainable in the future, particularly as our business continues to grow.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 7, 2007 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)