Form 10-K
period 2007-12-31
GLOBAL CROSSING LTD
filed 2008-03-13
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☐ Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 29, 2007 was approximately $353.5 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 1, 2008, was 54,592,878.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be issued in connection with the 2008 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

For The Year Ended December 31, 2007

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

Our principal executive offices are located at Wessex House, 45 Reid Street, Hamilton, HM 12 Bermuda. Our principal administrative offices are located at 200 Park Avenue, Suite 300, Florham Park, New Jersey 07932. Our Internet address is www.globalcrossing.com, where you can find copies of this annual report on Form 10-K and our quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as our proxy statements for our meetings of shareholders, all of which we will make available free of charge as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

As of March 1, 2008, we employed approximately 4,936 people, of whom approximately 98% are full-time employees and the balance are part-time or temporary employees. We consider our employee relations to be good. None of our employees are currently covered by collective bargaining agreements, other than approximately 38 employees in the United Kingdom (“U.K.”). In addition, Brazilian law requires us to negotiate certain labor terms and conditions, including salaries and wages, with industry-specific unions, and to obtain approval of our approximately 367 employees in that country.

As a result of the May 9, 2007 acquisition of Impsat Fiber Networks, Inc. and its subsidiaries (collectively, “Impsat”) and the establishment of a business unit management structure, we now report financial results based on the following three operating segments: (i) Global Crossing (UK) Telecommunications Limited (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”), which provide services primarily to customers in the U.K.; (ii) Impsat’s holding company, GC Impsat Holdings I Plc (“GC Impsat”), and its subsidiaries (collectively, the “GC Impsat Segment”), which provide services primarily to customers in Latin America; and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”), which represent all our operations outside of the GCUK Segment and the GC Impsat Segment and operate primarily in North America, with smaller operations in Europe, Latin America and Asia. Prior to the Impsat acquisition, our operating segments were based on product and customer groupings rather than geographic region. Specifically, our operating segments before the Impsat acquisition were “enterprise, carrier data and indirect channels” (which we sometimes refer to as “invest and grow” sales channels in our press releases pertaining to financial results), “carrier voice” and “consumer voice.” These groupings are now considered sales channels within our geographic operating segments, although we are no longer marketing voice services directly to consumers, and consumer voice revenues constituted less than 0.3% of consolidated revenues in 2007. See below in this Item 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 24,

“Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K for further information regarding our operating segments.

During 2004 and 2005, we completed the following dispositions:

•

On August 13, 2004, we sold our subsea cable installation and maintenance business, Global Marine Systems Limited (together with its subsidiaries, “Global Marine”), to Bridgehouse Marine Limited (“Bridgehouse”) for $1 million. During the third quarter of 2005, we completed the transfer of our forty-nine percent shareholding in a related joint venture primarily engaged in the subsea cable installation and maintenance business in China to Bridgehouse for $14 million.

•	On May 3, 2005, we sold our trader voice business (“Trader Voice”), which provided services primarily to the financial markets industry, to WestCom Corporation for $25 million.

•

On December 31, 2005, we completed the sale of our Small Business Group business (“SBG”) , which provided services to approximately 30,000 small to medium-sized businesses in the United States (“U.S.”), to Matrix Telecom for approximately $38 million.

On October 11, 2006, we announced the acquisition by one of our ROW Segment subsidiaries of 91% of the outstanding ordinary share capital of Fibernet Group Plc (“Fibernet”), a provider of specialist telecommunications services in the U.K. On December 12, 2006, such subsidiary acquired all remaining outstanding Fibernet shares. Total consideration for the transaction including direct costs was approximately 52 million pounds sterling (approximately $97 million). On December 28, 2006 Global Crossing Finance (UK) Plc (“Finance”), a wholly owned finance subsidiary of GCUK, issued 52 million pounds sterling aggregate principal amount of notes pursuant to its indenture dated as of December 23, 2004, priced at 109.25 percent of par value for gross proceeds of 56.8 million pounds sterling (approximately $111 million). Substantially all of these proceeds were used by GCUK to purchase the shares of Fibernet from the ROW Segment. Fibernet is now a subsidiary within the GCUK Segment and a guarantor of GCUK’s $200 million and 157 million pounds sterling aggregate principal amount (approximately $513 million combined) of senior secured notes due 2014 (the “GCUK Notes”)

On October 25, 2006, GCL and our subsidiary, GC Crystal Acquisition, Inc. (“GC Crystal”) entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), with Impsat, a leading provider of private telecommunications, Internet and information technology services to corporate and government clients in Latin America. On February 14, 2007, GC Impsat , a wholly-owned indirect subsidiary of GCL, issued $225 million of 9.875% senior notes due 2017 (the “GC Impsat Notes”) in connection with the acquisition of Impsat, including the refinancing of debt. On May 9, 2007, we announced the completion of the acquisition of Impsat for cash representing a total equity value of approximately $95 million.

Although we operate GC Impsat as a separate segment, since the acquisition we have been engaged in integration activities to realize cost savings and to take advantage of cross-selling opportunities. The cost savings initiatives are focused on: cost of access savings through the migration of current third party services to our combined network; corporate overhead savings as a result of reductions in redundant administrative personnel; and network and capital expenditure savings resulting primarily from consolidating real estate and leveraging increased purchasing power. In addition, we have begun the process of consolidating our “legacy” operating entities in the Latin American region (i.e., those that pre-dated the Impsat acquisition), which are included in our ROW Segment, with the Impsat entities comprising the GC Impsat Segment.

Business Strategy

In 2007, we substantially completed a set of strategic initiatives first announced in late 2004, including the divestment of non-core businesses, the reduction in our wholesale voice business to realize improved margins, and an increased focus on and investment in our target enterprise, carrier data and indirect sales channels. The acquisitions of Fibernet and Impsat were important steps in advancing these initiatives.

The enterprise customer sector continues to represent a significant market opportunity for us, particularly in the financial services, high-tech, healthcare, pharmaceuticals, transportation and distribution, and research and education sectors, as does the government sector. We also target the communications carrier and alternative provider sectors, which include international and domestic network service providers, cable providers, internet service providers, wireless carriers, and content distribution service companies. Our primary method of distribution is through a worldwide direct sales force. To complement direct distribution, we have developed alliances with major systems integrators to effectively address the requirements of customers who prefer turnkey or outsourced solutions provided by these industry participants. We also use incumbent and other telecommunications providers as an alternative channel of distribution. To facilitate this method of distribution, we have enabled our advanced IP solutions to inter-operate with incumbent and other telecommunications service providers. This interfacing allows these providers to augment their own capabilities and address a wider range of their enterprise customers’ geographic and product-related requirements, while allowing us to benefit from their considerable distribution capabilities. We now have over 50 incumbent and alternative carriers around the world participating in this distribution arrangement called the Global Partners Program.

We expect continued growth in the demand for global bandwidth and IP services due to several significant trends. End-user traffic is expected to continue to grow due to continued adoption of broadband access to the Internet by businesses and consumers and significant mass adoption of high bandwidth and data-intensive consumer and business applications that have large file content such as video. We expect the demand for high performance data communications to continue to be driven by the introduction of more powerful computers and software applications, facilitating higher download rates, and increased usage of e-mail, voice over Internet Protocol (“VoIP”) services, streaming video, wireless local area networks, teleconferencing and other innovations. In addition, we expect global enterprises to continue to outsource their networking needs as companies require networks that interact internally, as well as with partners, customers and vendors, driving the demand for IP-based virtual private networks (“VPNs” or “IP VPNs”) and managed services. We also expect mobile traffic growth to remain strong due to increased adoption of mobile communications, increased usage per mobile connection and increased usage of mobile data applications. Finally, we expect a continuation of the industry shift of business applications to IP-based platforms.

The competitive landscape in the telecommunications industry continues to change, and we believe we are well positioned to take advantage of these changes. As the number of available service providers diminishes with industry consolidation, we expect to experience greater demand from customers seeking network diversity, redundancy and a supplier that can meet their requirements worldwide. Our existing customer base, transport and hosting capabilities, and extensive network of suppliers globally, coupled with our systems, processes and strong customer service, position us as a viable provider of global services. In addition, our corporate development activities, including the acquisitions of Fibernet and Impsat, have accelerated the growth of our enterprise and carrier data businesses. We continue to analyze potential corporate development opportunities that would increase our scale and efficiency and/or expand our product sets and network reach.

For 2008, we have defined five operational imperatives which we believe will help enhance revenue growth and profitability. First, we are adding sales and sales support personnel in our target enterprise, carrier data and indirect sales channels. Secondly, we intend to maintain our focus on customers and further improve the customer experience. Third, we intend to invest in products and services by augmenting capacity and bringing new products to market, such as hosted IP telephony and Ethernet services, while enhancing our flagship VPN and VoIP offerings and expanding our data center capabilities. Fourth, we intend to continue to take actions to improve our cost structure, particularly in the area of cost of access. Fifth, we intend to increase our focus on our employees, since meeting the other imperatives requires an engaged and enthusiastic work force. Consistent with these operational imperatives, we believe that the factors listed below provide us with competitive advantages in our target markets and significant opportunities to enhance growth and profitability.

Customer Focus

•

We have adopted a continuous improvement management approach to enhance the customer experience and are investing in processes, systems, personnel and tools to better enable our customers to configure and manage our services.

•

We routinely survey our customers with the help of an independent research firm to identify opportunities to improve service. These surveys reflect strong customer satisfaction ratings in network performance, account support, service activity and billing assistance.

•	We have created an award-winning Web-based customer interface, uCommand®, which allows customers to monitor and manage their networks in real time.

•	Our worldwide network is monitored from multiple, global network operating centers on a 24/7 basis, providing redundancy and serving as a single point of contact for all service matters.

Investments in Products and Services

•	We provide quality of service guarantees on a premises-to-premises basis globally.

•	We have consistently introduced leading-edge service offerings, such as IP VPNs over a Multi-Protocol Label Switching (“MPLS”) core, supporting converged IP services of VoIP and video over IP.

•

We were the first, and remain the only, global communications provider with Internet Protocol version 6 (“IPv6”) natively deployed in both our private and public backbone networks; we are uniquely qualified to enable a transition to IPv6. IPv6 is a network layer for packet-switched internetworks. It is designated as the successor of Internet Protocol version 4, the current version of the IP, for general use on the Internet. The main change brought by IPv6 is a much larger address space that allows greater flexibility in assigning addresses.

•	We have the demonstrated ability to manage secure environments and have held clearances to handle sensitive traffic for the U.K. Government since 1989.

•	Our global network features advanced denial of service detection and prevention, including sophisticated monitoring, filtering and reporting tools.

Improvements in Cost Structure

•	We pursue continuous cost structure improvements, including reductions in our direct operating costs and third party access costs.

•

Our initiatives to reduce access costs include network optimization, infrastructure improvements, customer migrations, use of alternative termination providers and other traditional means such as revenue assurance and dispute resolution.

Focus on Employees

•	We formed a cross-regional and cross-functional Employee Steering Committee tasked with promoting and raising employee engagement.

•	We introduced an improved employee recognition program highlighting significant employee accomplishments.

•	Various training and development initiatives help empower our employees and prepare them for advancement.

Overview of Our Business

We are a communications solutions provider, offering a suite of IP and legacy telecommunications services using a global IP-based network that directly connects more than 390 cities in more than 30 countries and delivers services to more than 690 major cities in more than 60 countries around the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services. Our flexible service options allow customers to focus on their own high priority business initiatives, leaving all or any part of their day-to-day communications management to Global Crossing.

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

Commencing in 2007, we began grouping our services (including those obtained through the Impsat and Fibernet acquisitions) into solution sets that address key business requirements of our customers. Individual services may be associated with more than one solution set as appropriate to reflect the interconnected nature of the services we offer. There are eight such solutions sets:

•	Global Crossing IP Solutions, which combine voice, data, video and multimedia onto a single IP-based platform.

•	Global Crossing Voice Solutions, which represent traditional local and long-distance voice services with a transition path to VoIP.

•	Global Crossing Data Transport Solutions, which transport customer data using various network designs and capacities.

•	Global Crossing Collaboration Solutions, which provide audio, web, and video-based conferencing services.

•	Global Crossing On Demand Solutions, which allow customers to procure IT infrastructure and flexible voice services as they need them.

•	Global Crossing Continuity Solutions, which help identify mission-critical applications and develop backup solutions.

•	Global Crossing Security Solutions, which help assess network security vulnerabilities and implement appropriate solutions.

•	Global Crossing Consulting Solutions, which provide consulting services to support customers in the planning, implementation and operation of information and communication technology requirements.

Service Offerings

The following is a brief description of the key service offerings generally available in all of our operating segments, except as otherwise noted below.

Data Services

We offer a broad range of telecommunications services that provide data and network interconnectivity, capacity services and access services to enterprise and carrier customers. In the aggregate, data services accounted for approximately 55%, 40% and 34% of consolidated revenues in 2007, 2006 and 2005, respectively. Our global data services feature end-to-end service level agreements that guarantee service availability along our network as well as through local access circuits. The service level agreements support key areas such as end-to-end network availability, guaranteed time of installation and mean time to restore.

Our global data services include the following:

•

IP Services: We offer a full portfolio of IP Services to enterprises and carriers, including converged IP services which use a single access connection to manage and deliver voice, video, data and multimedia over a VPN. Our feature-rich IP VPN Service features multiple access options and service level agreements for latency, packet delivery, jitter and availability. IP VPN customers can also take advantage of our application performance management services, offered through a strategic relationship with Fluke Networks®, which give customers visibility into the applications running on their networks, providing a single point of contact, customer care, billing and accountability. Our GCUK Segment provides a specialized UK Government IP VPN, which combines a managed connectivity platform, equipment, circuits and services to support the interconnection among U.K. Government Ethernet Local Area Networks (“LAN”). Our remote access services allow enterprises in each of our segments to extend the reach of their wide area networks for multiple users via remote access through global dial, WiFi and broadband Internet access while providing end point security policy management. Our IP services also include dedicated Internet access, which provides always-on, direct high-speed connectivity to the Internet at a wide range of speeds with connectivity to all worldwide domains and peering locations in Europe, the U.S., Latin America, and Asia.

•

Transport Services: International Private Line Service and Wavelength Services provide secure point-to-point digital connectivity. These services are available between any two points of presence on our network, enabling customers to build private networks that carry business-critical applications at a wide range of speeds, including 2.5 gigabits per second (“Gbps”) and 10 Gbps. Ethernet IP Service is a premises-to-premises service that provides a simple, cost-effective alternative to long haul private line service, with pricing that is not distance sensitive. The GCUK Segment offers enhanced Ethernet services, including multi-point to multi-point Ethernet connectivity up to 10Gbps. Our Metropolitan Access Network Service brings our worldwide network capabilities to the customer’s premises in 55 major metropolitan markets across North America, Europe, the U.K. and South America.

•

Collocation Services: Allow for the placement of customer equipment within certain Global Crossing PoPs in order to interconnect with our IP network or fiber-optic backbone. Collocation delivers improved provisioning speed, stability and security for critical network requirements.

•

Managed Solutions: Our managed solutions include pre-sales engineering and customer premises equipment design, equipment procurement, provisioning and installation, and network monitoring and management. Managed Security Services include Firewall, Intrusion Detection, Intrusion Prevention and Network Security Scanning and Analysis providing customers with the expertise and vigilance required to maintain the security of networks connected to the public Internet.

•

Frame Relay & ATM Service: Frame Relay provides a reliable data transport network for connecting customer locations requiring partial mesh and hub-and-spoke network applications. Asynchronous Transfer Mode (“ATM”) service connects customer locations while providing multiple classes of service supporting multiple data applications with diverse requirements for network transport, prioritization and performance.

•

Global Crossing Carrier Rings (GCUK only): Specific metro networks in London and Frankfurt connecting many of the most popular telehotel facilities and private operator premises providing voice interconnections on a secure private Synchronous Digital Hierarchy (“SDH”) network. Global Crossing IP Carrier Ring is an extension of the London Carrier Ring providing a high volume gateway between TDM traffic and IP traffic.

•

Data Center Services (GC Impsat only): GC Impsat operates 15 data center facilities in Latin America that offer hosting services by integrating our broadband services with advanced value added solutions. These facilities offer a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services in order to manage mission critical applications. In 2007 we announced that we would be converting certain idle real estate facilities to expand these service offerings to our European markets (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—2007 Highlights”).

Collaboration Services

We offer a full range of collaboration services, including the audio, video and Web conferencing services described below. Collaboration services accounted for approximately 6%, 7% and 6% of consolidated revenues in 2007, 2006 and 2005, respectively.

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

•

Web Conferencing: Ready-Access Web Meeting is fully integrated with Ready-Access® audio conferencing for on-demand collaboration, allowing customers to manage their calls on-line, change account options, share presentations with participants and record entire meetings, including visuals. eMeeting is a full-featured Web conferencing application that allows customers to collaborate and share documents, presentations, applications, data and feedback with polling and instant messaging features. Global Crossing Live Meeting uses technology licensed from Microsoft® to allow multiple attendees to participate in meetings using only their computer, a phone, and an Internet connection. We have integrated Ready-Access® as an audio conferencing component into Live Meeting.

Voice Services

Our global voice services include switched and dedicated outbound services, local services and inbound voice services for domestic and international long-distance traffic, toll-free enhanced routing services, and commercial managed voice services, all offered via traditional TDM or VoIP interconnections. During 2007, 2006 and 2005 we carried more than 27, 37 and 45 billion minutes of voice traffic over our global voice network. Voice services accounted for approximately 39%, 53% and 60% of our consolidated revenues in 2007, 2006 and 2005, respectively.

Our dedicated voice services feature end-to-end service level agreements that apply globally and guarantee service availability along our network as well as through local access circuits. The service level agreements support three key areas: end-to-end network availability, guaranteed time of installation and mean time to restore.

We offer a complete suite of VoIP services, replicating the full functionality of our traditional TDM portfolio. Our VoIP solutions are offered in a managed or non-managed environment, to meet the calling needs of our customers.

Our global voice services include the following:

•

VoIP Services: We offer a complete VoIP services portfolio of inbound, outbound, and on-net calling solutions. Global Crossing is licensed to provide outbound calling services to the public switched telephone network (“PSTN”) in 29 countries, and can secure and provision direct dial inbound numbers in 20 countries. VoIP toll free service from those originating locations that adhere to the North American dialing plan is also available for call termination in the U.S. Key features include VoIP Ready Access®, which provides IP access to our reservation-less audio conferencing service, VoIP Community Peering, which provides true IP-to-IP call flows for VoIP Outbound calls terminating in Global Crossing VoIP Local Services™ local numbers, and VoIP Integrity Service which enables customers to monitor and manage their VoIP applications through our suite of Application Performance Management tools.

•

Traditional Voice Services: Our traditional voice services provide the ability to place in-country, long distance, and international calls via traditional TDM based connections. Switched access services are available in the U.S. and indirect access services are available in the U.K. We can support toll free applications in Europe and North America, and local service in 46 major metropolitan markets throughout the United States via our competitive local exchange carrier (“CLEC”) footprint.

•

Hosted IP Telephony (GCUK only): Provides customers with IP telephony services that use software-enabled switching managed from the core of Global Crossing’s network. Hosted IP Telephony is the first product under our Unified Communications suite and provides a platform on which future products will deliver integrated unified communications, presence and collaboration services.

•

Railnet (GCUK only): Railnet is a fully managed voice service provided to the U.K. Rail Industry over our core network and offers enhanced telephony, voicemail and reporting. Users are offered a range of handsets, headsets, and classes of service.

Sales and Principal Customers

We focus our sales and marketing efforts on target sectors within the enterprise and carrier markets that require significant telecommunications services. We have sales and sales support personnel in 25 countries. Our ROW, GCUK and GC Impsat segments target the following sectors: financial services, high-tech, healthcare/pharmaceuticals, transportation and distribution, research and education, systems integrators and global multinational corporations. Our ROW Segment also targets resellers, fixed and mobile telecom carriers, cable service providers, and ISPs.

Our ROW, GCUK and GC Impsat segments currently employ approximately 567, 123 and 396, respectively, sales and sales support employees worldwide for the following sales channels, each of which targets customers in North America, Europe, Latin America and the Asia/Pacific region:

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

•

Carrier Voice Sales Channel: Through the carrier voice sales channel, we target carrier customers predominantly in the United States for the provision of domestic and international long distance voice services.

•	Collaboration Sales Channel: This channel is used to offer audio, video and Web-based conferencing services to enterprises and both governmental and non-governmental organizations.

Although our ROW, GCUK and GC Impsat segments enjoy a large and globally dispersed customer base, various agencies of the U.K. Government together represented approximately 33%, 37% and 33% of the GCUK Segment’s revenues in 2007, 2006 and 2005, respectively. See Item 1A, —Risk Factors, “Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.”

Our Network

Our network consists of a series of assets and rights that allow us to operate service platforms enabling the delivery of various protocol-based data and voice services in major business centers throughout the world. We monitor and provide surveillance utilizing a suite of operational support systems to provision and maintain this network worldwide.

At the base of our network are subsea and terrestrial fiber-optic cables that connect and cross North America, South America, Europe and a portion of the Asia/Pacific region, which we either own or hold under long-term indefeasible rights of use (“IRUs”) from other carriers. These fiber-optic assets and related network transmission, switching and routing equipment (the “GC Fiber Network”) provide seamless, broadband connectivity to 30 countries through a combination of subsea cables, national and international networks and metropolitan networks.

In addition to the GC Fiber Network, we lease rights (such as wavelengths) on other carriers’ fiber-optic cables on a non-IRU basis. In certain cases, we own and operate the network transmission, switching and routing equipment that provides us with the ability to monitor and manage traffic over these leased facilities. We refer to the portions of our leased network over which we have this degree of control, together with the GC Fiber Network, as the “Core Network.”

The Core Network has approximately 800 points of presence (“PoPs”) in more than 390 cities in approximately 30 countries worldwide (“Regional PoPs”). These Regional PoPs house dense wave division multiplexing (“DWDM”) equipment that combines multiple colored wavelengths (or channels) on a single fiber and transports them as multiple signals across the network. In addition to the DWDM equipment, the Regional PoPs generally house add/drop multiplexer equipment that combines lower speed private line, data, Ethernet and voice traffic.

The North American network portion of the GC Fiber Network comprises approximately 18,000 route miles of fiber in the U.S. and Canada, most of which consists of IRUs in fibers purchased from other carriers. It has approximately 170 Regional PoPs, 20 integrated service platform sites, three subsea cable landing stations and five primary international voice gateway sites. The North American network carries voice, data and private line services over our IP, synchronous optical network (“SONET”), and ATM backbones, all traversing 2.5 and 10 Gbps DWDM systems. IP, SONET and ATM are methods of sending audio, video and computer data at the same time over one high-speed digital/optical line.

The European network portion of the GC Fiber Network (excluding the U.K.) consists of more than 14,000 route miles of fiber in the western region of the continent, most of which are contained in cable that we own. This network has approximately 70 Regional PoPs, six cable landing stations, and two international voice and three international data gateway sites. The European network carries voice, data and private line services over our IP, SDH (which is a transmission format similar to SONET) and ATM backbones, all traversing 2.5 and 10 Gbps DWDM transmission systems.

The GCUK portion of the GC Fiber Network comprises approximately 9,000 route miles of fiber. This network has approximately 350 Regional PoPs and carries voice, data and private line services over IP and ATM/Frame Relay backbones, all traversing DWDM and SDH transmission systems. The UK network also encompasses nine major metro markets and 55 smaller towns and cities providing seamless services to the rest of the Global Crossing network. Less than 25% of the GCUK portion of the GC Fiber Network is held under leases which come up for renewal prior to 2011.

The subsea network portion of the GC Fiber Network consists of six fiber-optic cable systems owned by us: Atlantic Crossing-1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”), Pan American Crossing (“PAC”) and a 340 route mile system connecting the U.K. and Ireland. SAC is integrated with an approximately 1,500 mile terrestrial route connecting Argentina and Chile, and PAC is integrated with a 2,300 mile terrestrial ring route (including associated backhaul) within Mexico. In the aggregate, these systems span approximately 39,000 route miles and have approximately 30 landing points on three continents: North America, South America and Europe. These are all two or four fiber strand pair cables equipped with 10 Gbps DWDM transmission systems. AC-2 consists of two fiber strand pairs in a cable containing four fiber strand pairs that was co-built with Level 3 Communications, Inc. These systems include 14 Regional PoPs in the Latin America and Caribbean regions. We expect to complete the extension of our PAC system to Costa Rica in 2008.

The GC Impsat Segment’s portion of the GC Fiber Network comprises a multiple strand 5,200 mile long-haul fiber network that connects more than 250 cities. The GC Impsat Segment also operates a metro network that covers more than 575 miles in 14 metro markets. Together, the GC Impsat Segment’s long-haul and metro networks connect more than 950 Regional PoPs in six countries. The GC Impsat Segment’s network carries voice, data and private line services over IP, SDH and ATM backbones, all traversing 2.5 and 10 Gbps DWDM transmission systems.

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

Our IP network consists of a service layer running on the Core Network and utilizes a single Autonomous System Number (“ASN”). We have approximately 98 distinct IP hubs, approximately 29 of which contain a VoIP presence and approximately 28 of which have public or private peering interconnects. The single ASN implies a greater degree of integration than that which exists in a multiple ASN system. Having a global ASN allows us to deploy certain technologies, such as MPLS, more quickly and on a global basis. It also provides our international customers with a more global appearance in the global Internet routing table.

Our IP network utilizes a MPLS Juniper core with a mixture of Cisco, Juniper and Foundry devices at the edge of the network. The network is considered a Tier 1 backbone and is quality-of-service enabled, which allows different types of data to be assigned different priorities, such that, for example, voice can always have priority over IP VPN and Internet traffic. The network carries approximately 813 Gbps of total IP traffic, of which approximately seven Gbps is IP VPN and 13 Gbps is voice traffic, averaging approximately two billion minutes of VoIP per month, or more than one-third of the total voice minutes. Our VoIP platform is fully compatible with our TDM network.

We operate our Core Network from four primary network operations centers. The Global Network Operations Center in London manages our subsea cable systems and our European and U.K. networks. The North America Network Operations Center, located in Southfield, Michigan, manages the global voice network and the North American transport network. The Global Data Services Network Operating Center, located in Phoenix, Arizona, manages the global IP and Frame Relay/ATM networks. The GC Impsat Segment’s network operations center located in Buenos Aires manages all of that segment’s networks. In addition, we have a small network operating center in Newark, New Jersey that provides redundant IP and ATM network management capability.

Together with those locations connected directly by the Core Network, through network to network interface agreements with other service providers, we deliver services to more than 690 cities in more than 60 countries worldwide.

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

The Network Security Agreement affects our corporate governance as well. The GCL Board of Directors maintains a Security Committee comprised solely of directors who are U.S. citizens and who already possess or are eligible to possess a U.S. security clearance. These “Security Directors” must satisfy the independent director requirements of the New York Stock Exchange, regardless of whether any of GCL’s securities are listed on such exchange. At least half of the members of the GCL board nominated by ST Telemedia must be Security Directors. See Item 10, “Directors and Executive Officers of the Registrant,” below. A Security Director must be present at every meeting of the board of directors of GCL and of any of our U.S. subsidiaries unless such meeting in no way addresses or affects our obligations under the Network Security Agreement.

In connection with the acquisition of Impsat, the Network Security Agreement was amended on February 1, 2007 to clarify that the U.S. operations of Impsat are subject to the terms of the agreement. Such amendment also expanded the scope of the Network Security Agreement to include data hosting, a service that Impsat’s U.S. operations had been engaged in to a limited extent prior to the acquisition.

The Company’s compliance with the Network Security Agreement is subject to annual audits by a neutral third-party auditor. Telcordia Technologies, Inc. was selected as auditor in December 2004. Telcordia has completed three technical audits and did not report any areas of material non-compliance with the Network Security Agreement.

Competition

The telecommunications industry is intensely competitive and has undergone significant changes in recent years. Beginning in the late 1990s, a number of new competitors entered the market and commenced network construction activities, resulting in a significant expansion of worldwide network capacity. In 2001, it became clear that, at least in the short-term, actual demand was failing to keep pace with available supply, resulting in intense price pressure and, in many cases, an unsustainably low ratio of revenues to fixed costs. Market valuations of debt and equity securities of telecommunications companies, particularly new providers, decreased precipitously as the financial condition of many carriers deteriorated. During the ensuing five years, a number of these companies, including us, completed reorganizations, under bankruptcy and insolvency laws, with significant improvements to their financial condition or as newly formed entities that have acquired the assets of others at substantial discounts relative to their original cost.

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

Many of our existing and potential competitors have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, more ubiquitous network reach, and significantly larger installed customer bases. Many of these advantages have increased through consolidations by large industry participants, despite certain regulatory changes or conditions implemented in response to such consolidation in order to mitigate the impact on non-dominant carriers such as ourselves.

On the other hand, as the number of available service providers diminishes with industry consolidation, we expect to experience greater demand from customers seeking network diversity, redundancy and a supplier that can meet their requirements worldwide. Our existing customer base, transport and hosting capabilities, and extensive network of suppliers globally, coupled with our systems, processes and strong customer service, position us as a viable provider of global services.

The following summarizes the competition we face in all of our operating segments by type of competitor.

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

We compete with the incumbent carriers on the basis of product offerings, price, quality, capacity and reliability of network facilities, technology, route diversity, ease of ordering and customer service. Because our fiber-optic systems were installed relatively recently, compared with some of the networks of the incumbent carriers, our network’s architecture and technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks. However, the incumbent carriers may have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. In their own primary markets, the incumbents have the additional advantages of network concentration, control over local exchange assets, significant existing customer bases and, in the case of many foreign incumbents in their home markets, regulatory protection from competition.

Other Voice Service Competitors

In the U.S., the local incumbents dominate the market for local voice services and are among the strongest competitors in the long distance voice services market. In addition, we face, and expect to continue to face, competition for local and long distance voice telecommunications services from dozens of other companies that compete in the long distance marketplace in the U.S. Outside the U.S., the local incumbents dominate the markets for local and long distance voice services.

Other Data Service Competitors

In addition to the incumbents, we face, and expect to continue to face, competition for Internet access and other data services from telecommunications companies such as Cable and Wireless plc, Colt Telecom Group plc, Orange Business Services (formerly Equant N.V., which is now a unit of France Telecom) and Infonet (now a unit of BT) and from online service providers, DSL service providers, ISPs and Web hosting providers.

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

Regulatory Overview

The construction and operation of our facilities and our provision of telecommunications services subject us to regulation in many countries throughout the world. Such regulation requires us to obtain a variety of permits, licenses, and authorizations in the ordinary course of business. In addition to telecommunications licenses and authorizations, we may be required to obtain environmental, construction, zoning and other permits, licenses, and authorizations, as well as rights of way (or their equivalents) necessary for our fiber-optic cable lines to pass through property owned by others. The construction and operation of our facilities and our provision of telecommunications services may subject us to regulation at the national, state, provincial, and local levels. While we believe that we have received all required authorizations to offer our services in the countries in which we operate, the conditions governing our service offerings remain subject to future legislation or regulation that could materially affect our business and operations.

Below is a summary of the regulatory environment in the principal countries in which we operate, grouped by region. Our GCUK Segment and GC Impsat Segment are subject to the regulatory regimes in the U.K. and Latin America, respectively. The ROW Segment is subject to regulation primarily in North America, mainland Europe and Asia. In addition, the ROW Segment is subject to regulation in the U.K. and Latin America to the extent of its limited operations in those jurisdictions.

North American Regulation

Regulation in the U.S.

In the U.S., our facilities and services are subject to regulation at both the federal and state level. The Communications Act of 1934, as amended, is the primary legislation governing our provision of interstate and international services. State communications and/or public utility statutes govern our intrastate operations.

U.S. Federal Regulation

The FCC exercises jurisdiction over our interstate and international services and, to some extent, the construction and operation of our facilities. We have authority from the FCC for the installation, acquisition and operation of our U.S. network and for the provision of international facilities-based services.

Regulation of the Cost of Access

The FCC and the states regulate the rates that incumbent local exchange carriers (“ILECs”) and CLECs (together with ILECs, are referred to herein as “LECs”) charge us for access to local exchanges, which is our single largest expense. Such regulations also apply to us in those states where we operate as a CLEC. Access charges that LECs impose upon us consist of both usage-sensitive switched access charges and flat-rated transport and special access charges. With respect to their access services, the FCC regulates ILECs as dominant carriers. We also may enter into carrier-to-carrier contracts with other, principally long-distance, carriers to transport and terminate our traffic. These latter arrangements are typically not subject to tariff regulation.

ILEC Switched Access Charges

The LECs assess usage-sensitive switched access charges for the use of their switched facilities to originate and terminate switched traffic. In 2000, the FCC established a regime to govern the provision of switched access services by the ILECs over a five-year period (the “CALLS Plan”). Under the CALLS Plan, usage-sensitive rates were decreased over time in favor of increases in end-user charges and a transitional preferred interexchange carrier charge. The LECs’ preferred interexchange carrier charges have decreased over time and most of the largest ILECs have ceased assessing this charge, although smaller ILECs and some CLECs continue to assess it. The CALLS Plan expired in 2005 and the FCC is considering proposals to govern access charges prospectively (see “—Intercarrier Compensation Reform”, below).

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

Prior to the 2006 FCC-approved merger of AT&T and BellSouth, AT&T petitioned the U.S. Court of Appeals for the District of Columbia Circuit to compel the FCC to consider a proposal to tighten its regulation of ILEC special access services. Although the Court declined to grant the petition, in January 2005 the FCC released a Notice of Proposed Rulemaking to consider how it should regulate ILEC special access services prospectively and whether it should tighten its regulation of special access services. This proceeding is still ongoing and we cannot predict its outcome.

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

Regulation of VoIP Traffic

The FCC has addressed the subject of the jurisdictional nature of access charges and certain duties applicable to VoIP traffic in response to a number of petitions for declaratory ruling (or comparable petitions). The FCC has also issued a Notice of Proposed Rulemaking seeking comment on how it should regulate VoIP traffic prospectively.

In February 2004, the FCC concluded that Pulver.com’s “Free World Dialup” service, which does not make use of the PSTN, is an unregulated information service.

In April 2004, the FCC concluded that AT&T’s “phone-to-phone IP” service, which makes use of the PSTN and inserts an IP segment into the call path but as to which there is no net protocol conversion, is not an information service but is rather a telecommunications service, to which access charges are applicable, without regard to whether one or more service providers are involved.

In November 2004, the FCC granted a petition filed by Vonage Holdings and declared that VoIP traffic that qualifies as an “enhanced” or “information” service (as specifically described in the Vonage petition) was jurisdictionally interstate and that state regulation of such traffic is preempted by federal law (the “Vonage Order”). The exact scope of the FCC’s decision is unclear, although at a minimum, it appears to cover traffic on which a net protocol conversion occurs, measured on an end-to-end basis. The Vonage Order was upheld on appeal.

In June 2005, the FCC concluded that VoIP service providers must support enhanced 911 emergency services or cease marketing VoIP services in areas where they cannot be supported. In September 2005, the FCC also concluded that VoIP service providers must comply with the Communications Assistance for Law Enforcement Act (“CALEA”) and configure their network and services to support law enforcement activity in the area of wiretaps and call records. The FCC ruling applies to all VoIP services that can both receive calls from and terminate calls to the public switched telephone network. The U.S. Court of Appeals for the District of Columbia Circuit upheld the FCC’s actions in both cases. We will incur costs to be compliant with the rulings, but the exact nature and scope of the costs will remain unclear until the FCC issues further guidance regarding standards and compliance. In June 2006, the FCC issued an order holding that interconnected VoIP providers and for an interim two quarter period, their underlying carriers, must contribute to the federal universal service fund (the “FUSF”). The FCC has also recently held that its customer proprietary network information (“CPNI”) rules apply to VoIP carriers.

Local Reciprocal Compensation

Local telephone companies that originate traffic that is terminated on the networks of other local carriers typically compensate the other local carriers for terminating that traffic. The FCC has established the general framework governing the level of such compensation, although the specific rates are established by the states. These rates vary from “bill-and-keep” to rates that approximate those for switched access. As is the case with access charges, the local reciprocal compensation rates are being examined in the FCC’s Intercarrier Compensation proceeding (see “—Intercarrier Compensation Reform” below).

Intrastate Access Charges

Intrastate access charges that LECs assess upon us (or that our CLECs are permitted to charge) are regulated by the states. Although certain LECs have elected to have intrastate access rates mirror interstate access rates, intrastate access rates are typically higher (often, significantly so) than interstate access rates. Intrastate access charges are also being examined in the FCC’s Intercarrier Compensation proceeding. Intrastate access charges are typically significantly higher than interstate access charges or local reciprocal charges. We have been (and are) involved in a number of disputes with LECs regarding the jurisdictional nature of access traffic.

Intercarrier Compensation Reform

As described above, the current regime governing intercarrier compensation consists of a patchwork of different and inconsistent regulation depending upon such factors as the provider, jurisdiction and nature of traffic. To address this inconsistent pattern of regulation, in 2001 the FCC issued a Notice of Proposed Rulemaking to consider how to unify the regulation of intercarrier compensation. The FCC received numerous comments on the subject. On March 3, 2005, the FCC released a Further Notice of Proposed Rulemaking requesting further comment, including both comprehensive proposals and other measures to reform the current intercarrier compensation schemes. We cannot predict how the FCC and/or the courts will ultimately resolve the significant issues surrounding the subject of intercarrier compensation. Such resolution could materially adversely affect our operating results.

Universal Service

Both the FCC and approximately 23 states administer “universal service” funds to provide for affordable local telephone service in rural and high-cost areas and to fund other social programs, such as Internet access to schools and libraries. In 2007, we expensed approximately $35 million related to payments to such funds. In 2006, the FCC extended universal service funding obligations to VoIP service providers as well, as noted above. There are numerous regulatory and legislative efforts to reform universal service funding requirements and we cannot predict the outcome of these efforts.

The Universal Service Administrative Company concluded its audit of Global Crossing Bandwidth, Inc.’s USF payment for calendar year 2004 and concluded that our subsidiary owes an additional $5.6 million. We have appealed the audit findings to the FCC and cannot predict the outcome of this appeal.

Local Competition

The 1996 Act substantially revised the 1934 Communications Act, in large part to address the subject of local competition. The 1996 Act delegated to the FCC and to the states significant discretion to implement the local competition provisions of the statute and imposed interconnection obligations on LECs, including that they provide unbundled network elements. The regime governing the framework for local competition has changed since the 1996 Act was enacted. The FCC’s February 2003 Triennial Review Order, which revised the unbundling rules, was vacated and remanded in part by the U.S. Court of Appeals for the District of Columbia Circuit in March 2004. In response, in December 2004 the FCC adopted its Triennial Review Remand Order which significantly restricts the types of facilities that ILECs must unbundle and provide to their local competitors and the circumstances under which those facilities must be unbundled and provided. The prices of the local facilities that we obtain from ILECs will increase as resale or commercial arrangements are substituted for the unbundled network element—platform services that ILECs no longer need to make available to competitors and as special access is substituted for the local loop and transport elements that are no longer subject to mandatory unbundling. On June 16, 2006, the U.S. Court of Appeals for the District of Columbia Circuit upheld the Triennial Review Remand Order. We cannot predict the outcome of any subsequent FCC proceedings.

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

Regulation in Canada

Long distance telecommunications services in Canada are regulated by the Canadian Radio-Television and Telecommunications Commission (the “CRTC”). Resellers now have interconnection rights and may provide international services to the U.S. by reselling the services provided by the regional telephone companies and by the former monopoly international carrier, Teleglobe Canada. Under current law, the provision of Canadian domestic and international transmission facilities based services remains restricted to carriers majority owned by Canadians, although non-Canadian carriers such as ourselves may own international subsea cables landing in Canada.

Competition is permitted in other segments of the Canadian telecommunications market, including the local telecommunications services market, although transmission facilities based CLECs are also subject to the above-described majority Canadian ownership requirements. CLECs may interconnect their networks with those of the ILECs and have access to certain ILEC services on an unbundled basis and, in certain cases, subject to mandatory pricing. In addition, transmission facilities based carriers (but not resellers) are entitled to collocate equipment in ILEC central offices pursuant to terms and conditions of tariffs and intercarrier agreements. The CRTC recently adopted a new policy to deregulate wholesale services over the next five years. It is unclear at this time what, if any, impact this will have on our operations.

Regulation in Mexico

The Mexican telecommunications industry is primarily regulated by the Ministry of Communications and Transportation (“SCT”) and the Federal Telecommunications Commission (“Cofetel”), an agency within the SCT. Several laws and regulations govern the provision of telecommunications services in Mexico, including the Law of General Means of Communication, the Federal Telecommunications Law (and its 2006 amendment), and the Telecommunications Regulations.

Market liberalization began in Mexico with the 1990 privatization of the incumbent telecommunications operator, now known as Teléfonos de México, SAB de CV (“Telmex”). The Mexican market for fixed line domestic and international long distance services opened to competition beginning in 1996, although Telmex remains the leading provider of fixed local and long distance telephone services in Mexico. On January 23, 2008, the Federal Competition Commission initiated an investigation to examine the existence of market power in four segments of the telecommunications market dominated by Telmex.

Under the Federal Telecommunications Law and the Telecommunications Regulations, a provider of public telecommunications services must operate under a concession granted by the SCT, and the provision of certain other services likewise requires the issuance of a permit or other approval by the SCT. Our operating entity in Mexico has obtained concessions, permits and authorizations from the Mexican authorities to support its services.

European Regulation

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

The size of the EU increased on May 1, 2004 with the accession of ten additional countries and on January 1, 2007 with the accession of a further two countries. In principle, the EU Regulatory Framework and the package of related Directives apply in such countries with effect from their accession date. Accession negotiations between the EU and several additional candidate countries are presently understood to be underway, signaling a possible further enlargement of the EU at some time in the future.

At the present time, not all of the current 27 EU Member States have adopted or correctly adopted all the changes to their national laws to implement the EU’s telecommunications-related Directives. On January 31, 2008, the European Commission published a memorandum indicating that, in total, since the EU telecoms rules entered into force, the Commission has opened proceedings under Article 226 of the EC Treaty for some 95 cases of failure to correctly implement the rules. These infringement proceedings concern all 27 Member States. Many of the proceedings opened have now been closed while 10 cases are pending before the European Court of Justice.

In June 2006, the Commission published new guidelines concerning the way in which Articles 81 and 82 of the EU Treaty (dealing with the anti-trust concept of abuse of dominance) should be interpreted by regulators.

On November 13, 2007, the European Commission published proposals for a revision to the current regulatory framework applying to the sector. The proposals consist of the following:

•	a draft directive amending the Universal Service Directive and the Directive on Privacy in the electronic communications sector (the “citizens rights” directive);

•	a draft directive amending the Framework Directive, the Access Directive, and the Authorization Directive (the “better regulation” directive); and

•	a draft regulation establishing a European Electronic Communications Market Authority.

These proposals are at an early stage, and are still to be considered by the European Parliament and Council of Ministers. The Commission’s proposals will be subject to change during the coming months and various opportunities exist for stakeholders to make representations during the process, both at the EU and national levels. These new regulatory measures will not become effective until such time as may be ultimately agreed by the EU.

In the United Kingdom, The Office of Communications (“OFCOM”) has indicated that its policy focus is intended to support the growth of greater competition, innovation and investment certainty. A Strategic Review of the telecoms sector was completed in September 2005 and as a result of this initiative, the incumbent BT has established a separate “access services division” named “Openreach,” which controls and operates the physical network assets making up BT’s local access and backhaul networks. BT has undertaken to supply a range of wholesale products to all communications providers (including its own downstream operations) on the same timescales, terms and conditions (including price) and by the same systems and processes and, although this process has not yet been fully completed, some significant progress has been made towards this end. BT’s compliance with its obligations arising from the 2005 Strategic Review are regularly measured by both OFCOM and BT’s internal Equivalence of Access Board (“EAB”).

OFCOM has also recognized the need to create a new regulated interconnection model as the U.K telecommunications market undergoes a move away from the traditional switched-circuit fixed line networks towards next-generation networks and services based on IP. A new forum, Next Generations Networks U.K., was established in March 2006 with a remit to develop the future commercial and charging models for IP-based interconnection in relation to both fixed and mobile networks. Work on the development of these new models is ongoing. The effect on us of such an action cannot be accurately predicted.

Asian Regulation

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

Latin American Regulation

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

Below is a summary of certain of the regulations currently applicable to our Latin American operations, by country. The regulations apply equally to all of Global Crossing’s operating entities within the region. We are in the process of consolidating our “legacy” operating entities in the Latin American region (i.e., those that pre-dated the Impsat acquisition), which are included in our ROW Segment, with the Impsat entities comprising the GC Impsat Segment.

Argentina

The Argentine telecommunications sector is subject to comprehensive regulation by the Comisión Nacional de Comunicaciones (“National Communications Commission”) and the Secretaría de Comunicaciones (“Secretary of Communications”). The Argentine telecommunications market was opened to competition on November 9, 2000.

Following market liberalization, the government has issued a series of regulations to effectuate the transition to competition in telecommunications, including Decree No. 764/00, which establishes rules for the granting of licenses for telecommunications services, interconnection, and the management and control of the radioelectric spectrum. The Decree also established new rules and regulations to promote access to telecommunications services for customers located in high-cost access or maintenance areas or with physical limitations or special social needs. These rules and regulations, effective January 1, 2001, establish that the provision of these services be financed by all telecommunications providers (including us) through a Universal Service Fund, backed by the payment of 1% of each provider’s total revenues for telecommunications services.

During the last 5 years, telecommunications companies in Argentina have been subject to increased taxes and fees from both provincial and municipal authorities. While we have challenged the constitutionality of some of these claims, there is no certainty that we will prevail on such challenges. Furthermore, the cost of defending against these claims could be high.

Colombia

The telecommunications industry in Colombia is subject to regulation by the Colombian Ministry of Communications. Since 1991, the Ministry of Communications has pursued a policy of liberalization and has encouraged joint ventures between public and private telecommunications companies to provide new and improved telecommunications services.

Brazil

Telecommunications services in Brazil are regulated by the Ministry of Communications, pursuant to Law No. 9,472 of July 16, 1997 (the “General Telecommunications Law”). This law authorized the creation of the Agencia Nacional de Telecomunicações (the “National Telecommunications Agency,” known as “ANATEL”), an independent agency subordinated to the Ministry of Communications that regulates and supervises all aspects of telecommunications services, including the granting of licenses under the General Telecommunications Law. ANATEL enforces the legislative determinations of the Ministry of Communications. ANATEL has generally pursued a policy of market liberalization and supported a competitive telecommunications environment.

Ecuador

The telecommunications industry in Ecuador is regulated by the Consejo Nacional de Telecomunicaciones (the “National Telecommunications Council”) and the Secretaria Nacional de Telecomunicaciones (the “National Telecommunications Secretary,” known as “SENATEL”) and is under the control and supervision of the Superintendencia de Telecomunicaciones (“Superintendant of Telecommunications”).

Peru

The telecommunications industry in Peru is regulated by the Supervisory Authority for Private Investment in Telecommunications (“OSIPTEL”) and the Ministry of Transportation and Communications (“MTC”). OSIPTEL is an independent regulatory body attached to the Office of the President of the Council of Ministers.

Under Peruvian law, the provision of public telecommunications services requires a concession. The functions related to the issuance of concessions and market access registration and the assignment of the radio spectrum for public telecommunications services are managed by the MTC’s General Directorate of Telecommunications. Since market liberalization became effective in August 1998, there has been no limitation on the issue of concessions, except for services subject to natural limitations on grounds of scarce resources, as in the case of the radio spectrum.

Venezuela

The Venezuelan telecommunications industry is regulated by the Comisión Nacional de Telecomunicaciones (“CONATEL”), which is ascribed to and under the purview of the Ministry of Infrastructure. Venezuela opened its telecommunications market to competition on November 28, 2000. In 2007, the Venezuelan government nationalized the incumbent telecommunications operator, Compañia Anónima Nacional Teléfonos de Venezuela (“CANTV”). To date, the government has not indicated its intent to expand nationalization within the telecommunications sector.

The legacy Global Crossing operating entity in Venezuela has been amalgamated with IMPSAT Venezuela, the operating entity within the GC Impsat Segment. As required by the Venezuelan Telecommunications Law of 2000, IMPSAT Venezuela has timely filed for the administrative title transformation of all of its concessions and licenses. The administrative title transformation is in process and remains pending due to delays attributable to CONATEL. Such delays affect most market operators and has thus far had no impact on IMPSAT Venezuela’s operations. Although three licenses held by IMPSAT Venezuela have expired, CONATEL has authorized it to continue operations while the licenses are transformed.

Chile

The telecommunications industry in Chile is regulated by the Undersecretariate of Telecommunications, an institution subordinated to the Ministry of Transportation and Telecommunications.

In 1978, a new National Policy on Telecommunications was issued which, in its most relevant aspects, called for the development of telecommunications services to be conducted by private institutions through concessions, authorizations, permits and licenses granted by the government. The policy, nonetheless, endorsed a series of regulations aimed at establishing increased technical control over such investments and conferring certain discretionary powers on the government. The policy was formalized through the General Law on Telecommunications approved in 1982, in which free, non-discriminatory access was granted to private firms in the development of the nation’s telecommunications services. This law established responsibilities with respect to telecommunication services, compulsory interconnection between public service licensees and tools for setting telecommunication service tariffs where existing market conditions were deemed insufficient to guarantee a free tariff system.

Chile amended its General Law on Telecommunications in 1985 to provide that concessions and permits may be granted without limit with respect to the quantity and type of service and geographic location. The law guarantees interconnections among telecommunications service concessionaires. Chile defines value added services as supplementary services. It is not necessary to have a telecommunications service license to offer supplementary services, although those who provide additional services must comply with the technical standards established by the Department of Telecommunications and obtain an authorization.

Panama

The telecommunications industry in Panama is regulated by Ente Regulador de los Servicios Públicos, an independent regulatory body. General Law 26 and General Law 31 established the regulatory framework for telecommunications regulation. Liberalization of the market has been on-going, and the incumbent’s official monopoly ended in 2004.

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

Risks Related to Liquidity and Financial Resources

We incurred substantial operating losses in 2007 and will continue to experience negative cash flows from operating and investing activities in the short term.

For each period since inception, we have incurred substantial operating losses. Although we expect our operating results to improve over time, there can be no assurances that we will realize anticipated revenue growth and cost structure improvements, or that such improvements will offset the increased debt service requirements resulting from significant increases in our consolidated debt balance. During 2008, we expect our unrestricted cash and cash equivalents to decrease between $85 million and $35 million. This expectation is based in part on raising capital leases and other forms of equipment financing in amounts greater than those arranged in 2007. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. This could prove more difficult given recent adverse changes in the credit markets generally and the reduced level of budgeted gross capital expenditures in 2008. If we are unable to arrange such financings, we may not be able to make all necessary capital and other expenditures to run and grow our business, including the expenditures that will be necessary to implement our operational imperatives. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our ability to generate positive cash flow over the long term is predicated on significant revenue growth in our target enterprise, carrier data and indirect sales channels, together with associated economies of scale. We can provide no assurances in this regard. If our cash flows do not improve, we would need to arrange financing facilities in order to continue as a going concern. We may be unable to arrange financing facilities on acceptable terms or at all. The liquidity crisis that began in 2007 as a result of the collapse of the subprime mortgage market has adversely impacted global credit markets and could make it more difficult for us to obtain debt financing.

We may not be able to achieve anticipated economies of scale.

We expect that economies of scale will allow us to grow revenues while incurring incremental costs that are proportionately lower than those applicable to our existing business. If the increased costs required to support our revenue growth turn out to be greater than anticipated, we may be unable to improve our profitability and/or cash flows even if revenue growth goals are achieved. The current slowdown in economic conditions in the U.S. and elsewhere could temper our growth, although the value we offer prospective customers could attract business in a cost-saving environment.

Improvements in our cost structure in the short term become more difficult as the amount of potential savings decreases due to the success of past savings initiatives. Cost savings initiatives put a strain on our existing employees and make it more challenging to foster an engaged and enthusiastic workforce. Customer service, which is a critical component of our value proposition, could suffer if employee engagement were to deteriorate. Moreover, any cost savings initiatives in 2008 are expected to be offset, in whole or in part, by anticipated increases in operating expenses in 2008 versus 2007 as a result of annual salary increases for most of our workforce; accruing non-cash incentive compensation at target levels instead of at the reduced levels of 2007; incurring compensation expense in respect of increased sales and sales support personnel; and the conversion of certain idle real estate facilities to expand service offerings to select markets in Europe, which results in the charge of the associated cash payments for rental and other expenses against cost of revenue.

The sale of IRUs and similar prepayments for services are an important source of cash flows for us.

The sale of IRUs and similar prepayments for services are an important source of cash flows for us, representing tens of million of dollars of cash in most quarters. If customers’ buying patterns were to change such that those traditionally buying IRUs were to switch to monthly payment plans, our liquidity would be adversely affected. In addition, the large dollar amounts and long sales cycles typically associated with IRU sales increase the volatility of our quarter-to-quarter cash flow results.

Access vendors could force us to accelerate payments to them, which would adversely impact our working capital and liquidity.

Cost of access represents our single largest expense and gives rise to material current liabilities. During 2007, certain telecommunications carriers from which we purchase access services demanded that we pay for access services on a timelier basis, which resulted in increased demands on our liquidity. If such demands were to continue to a greater degree than anticipated, we could be prevented from meeting our cash flow projections and our long-term liquidity requirements.

The covenants in our debt instruments limit our financial and operational flexibility.

GCL and numerous of its subsidiaries have material indebtedness outstanding under the following debt instruments (collectively, the “Principal Debt Instruments”):

•

GCL’s Credit and Guaranty Agreement dated as of May 9, 2007 under which Goldman Sachs Credit Partners L.P. acts as administrative and collateral agent for a group of lenders who made five-year term loans aggregating $350 million in May and June of 2007 (the “Term Loan Agreement”);

•	GCL’s $144 million aggregate original principal amount of 5.0% convertible senior notes due 2011 (the “5% Convertible Notes”);

•	GCUK’s $200 million and 157 million pounds sterling aggregate principal amount (approximately $512 million combined) of senior secured notes due 2014 (the “GCUK Notes”); and

•	The $225 million aggregate original principal amount of GC Impsat Notes due 2017.

The Principal Debt Instruments generally contain covenants and events of default that are customary for high-yield debt and senior secured credit facilities, including limitations on:

•	incurring or guaranteeing additional indebtedness;

•	dividend and other payments to holders of equity and subordinated debt;

•	investments or other restricted payments;

•	asset sales, consolidations, and mergers;

•	creating or assuming liens; and

•	transactions with affiliates.

These covenants impose significant restrictions on the ability of entities in any one of our operating segments from making intercompany funds transfers to entities in any other segment.

In addition, the Term Loan Agreement includes financial maintenance covenants requiring our ROW Segment to maintain a minimum consolidated cash balance at all times and requiring us to maintain, as of the end of each fiscal quarter starting with June 30, 2008, a maximum ratio of consolidated debt to a designated measure of consolidated earnings. Additionally, the certificate of designations governing our 2% Cumulative Preferred Shares (the “GCL Preferred Stock”) requires the holder’s approval for certain major corporate actions of GCL and/or its subsidiaries. See Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters—Description of Global Crossing Equity Securities.”

Most of our assets have been pledged to secure the indebtedness under certain of our Principal Debt Instruments , as well as certain lease facilities secured by the assets being leased (the “Capital Lease Facilities”). A failure to comply with the covenants contained in our Principal Debt Instruments or the Capital Lease Facilities could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would have a material adverse effect on our business, results of operations and financial condition. For example, certain of our capital lease agreements contain non-financial covenants which require specific tracking and reporting procedures for the physical location of the leased assets, The failure to meet these covenants allows the lessor to accelerate payments under the lease. We have in the past failed to meet these covenants. If the indebtedness under any of our Principal Debt Instruments or Capital Lease Facilities were to be accelerated, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain of our debt instruments.

In addition to the Principal Debt Instruments, we also have material obligations under capital leases. Certain of our capital lease agreements contain non-financial covenants which require specific tracking and reporting procedures for the physical location of the leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease agreements. At December 31, 2007, these non-financial covenants have not been met for lease agreements representing $85 million of indebtedness. We have received a waiver for approximately $79 million of such non-compliance through January 1, 2009 assuming certain milestones are achieved. We have achieved all milestones as of December 31, 2007, and expect to achieve the remaining milestones and become compliant prior to the deadline. The remaining balances have been classified as current liabilities at December 31, 2007.

For a further discussion of these issues and our indebtedness, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial restructuring flexibility.

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon dividends and inter-company transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world. Some of our subsidiaries have cash on hand that exceeds their immediate requirements but that cannot be distributed or loaned to us or our other subsidiaries to fund our or their operations due to contractual restrictions (such as those described in the immediately preceding risk factor) or legal constraints related to the lack of retained earnings, the solvency of such entities or other local law restrictions (e.g., restrictions related to foreign exchange controls or transfer approvals). These restrictions, which apply to most of our subsidiaries given their history of operating losses, could cause us or certain of our subsidiaries to become and remain illiquid while other subsidiaries have sufficient liquidity to meet their liquidity needs. Also see “—We are exposed to significant currency exchange rate risks and our net loss may suffer due to currency translations,” below, for a discussion of important exchange rate and expatriation risks involving our Venezuelan and other subsidiaries.

We cannot predict our future tax liabilities. If we become subject to increased levels of taxation or if tax contingencies are resolved adversely, our results of operations could be adversely affected.

Due to the international nature of our operations, we are subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our business, results of operations and financial condition. While we believe that our current tax provisions are reasonable and appropriate, we cannot be assured that these items will be settled for the amounts accrued or that additional exposures will not be identified in the future. We have material tax-related contingent liabilities that are difficult to predict or quantify. See “Legal Proceedings” in Item 3 and Note 22, “Commitments, Contingencies and Other” to our consolidated financial statements included in this annual report on Form 10-K.

Risks Related to Our Operations

Our rights to the use of the fiber that make up our network may be affected by the financial health of our fiber providers.

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

It is expensive and difficult for us to switch a new customer to our network because:

•

we usually charge the potential customer certain one-time installation fees, and, although the fees may be less than the cost to install a new customer, they may act as a deterrent to becoming our customer; and

•

we require cooperation from the incumbent carrier in instances where there is no direct connection between the customer and our network, which can complicate and add to the time that it takes to provision a new customer’s service.

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

Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In particular, a failure of our operations support systems could adversely affect our ability to process orders and provision sales, and to bill for services efficiently and accurately, all of which could cause us to suffer customer dissatisfaction, loss of business, loss of revenue or the inability to add customers on a timely basis, any of which would adversely affect our revenues. In addition, because many of our services are critical to our customers’ businesses, a significant interruption in service could result in lost profits or other loss to customers. Although we attempt to disclaim liability for these losses in our service agreements, a court might not enforce a limitation on liability under certain conditions, which could expose us to financial loss. In addition, we often provide customers with guaranteed service level commitments. If we are unable to meet these guaranteed service level commitments for whatever reason, we may be obligated to provide our customers with credits, generally in the form of free service for a short period of time, which could negatively affect our operating results.

Recent capital expenditure levels may not be sustainable.

While capital expenditures have remained relatively stable at levels significantly below those prevailing prior to our bankruptcy reorganization, such levels may not be sustainable in the future, particularly as our business continues to grow.

Intellectual property and proprietary rights of others could prevent us from using necessary technology.

While we do not believe that there exists any technology patented by others, or other intellectual property owned by others, that is necessary for us to provide our services and that is not now subject to a license allowing us to use it, from time to time we receive claims from third parties in this regard and there can be no assurances as to our ability to defend against those claims successfully. If such intellectual property is owned by others and not licensed by us, we would have to negotiate a license for the use of that intellectual property. We may not be able to negotiate such a license at a price that is acceptable or at all. This could force us to cease offering products and services incorporating such intellectual property, thereby adversely affecting operating results.

We may not be successful in integrating the Impsat businesses with ours or may not be able to realize the benefits we anticipate from the acquisition.

The process of integrating Impsat’s operations with our business, so that the consolidated business operates as efficiently as possible, has required and will require significant corporate resources, and such efficiencies will be limited to some degree by our Principal Debt Instruments and Capital Lease Facilities. In addition, this process could cause the interruption to, or a loss of momentum in, the activities of our or Impsat’s businesses, including customer service, which could have a material adverse effect on our business, results of operations and financial condition.

The management of the integration of the businesses, systems and culture of Impsat will require the continued development of our financial and management controls, including the integration of information systems and structure, the integration of product offerings and customer base, the retention of current personnel and the training of new personnel, all of which could disrupt the timeliness of financial information, place a strain on our management resources and require significant expenditure. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the business could have a material adverse effect on our business, results of operations and financial condition. While we have budgeted anticipated integration costs, there can be no assurance that additional costs will not be incurred.

While we have identified potential cost and capital expenditure savings which we believe to be achievable as a result of the Impsat acquisition, and we believe that the underlying assumptions upon which we have based our estimates are reasonable, the timing of and degree to which we are able to realize such savings, which remain subject to numerous significant risks and uncertainties, could nonetheless vary significantly. There can be no assurance that such potential savings, or other possible benefits such as revenue synergies, will be realized in the near future, if at all. Significant costs may be incurred to realize these benefits. Our failure to realize anticipated benefits could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that the Company, its employees and agents comply with the FCPA, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. In May 2007, we acquired Impsat, which was also subject to the FCPA prior to the acquisition. As described in “Additional Information Regarding Impsat” in Item 9A below, the facts developed in our review of certain payments made by Impsat employees to government officials and foreign government proceedings concerning Impsat personnel show that: first, although Impsat had policies in place prior to the May 9, 2007 acquisition relating to FCPA compliance and contracting with third-party agents, those policies were not implemented; second, Impsat’s documentation relating to third-party agents and certain government contracts was not sufficient; third, the corporate environment at Impsat did not reflect a sufficient focus by senior management on promotion of, and compliance by the Company with, these policies. We are currently conducting a review of certain agents, government contracts, and potential unauthorized payments in Latin American countries. We have brought these matters to the attention of government authorities in the U.S., which may investigate the matters, and which may result in legal action. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and results of operations.

We are exposed to significant currency exchange rate risks and our net loss may suffer due to currency translations.

Many of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our net loss may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and we cannot or do not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenues are denominated in those currencies.

Certain Latin American economies have experienced shortages in foreign currency reserves and have adopted restrictions on the ability to expatriate local earnings and convert local currencies into U.S. dollars. Any such shortages or restrictions may limit or impede our ability to transfer or to convert such currencies into U.S. dollars and to expatriate such funds for the purpose of making timely payments of interest and principal on our indebtedness. These restrictions have a significantly greater impact on us and on our ability to service our debt as a result of the Impsat acquisition. In addition, currency devaluations in one country may have adverse effects in another country. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to make payments abroad. While these restrictions have been substantially eased, Argentina may tighten exchange controls or transfer restrictions in the future to prevent capital flight, counter a significant depreciation of the peso or address other unforeseen circumstances.

In Venezuela, the official bolivares-U.S. dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiaries and a significant increase in our exchange rate and exchange control risks.

Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.

Various agencies of the U.K. Government together represented approximately 33% of the GCUK Segment’s revenues in 2007. Many of GCUK’s government contracts contain broad change of control provisions that permit the customer to terminate the contract if GCUK undergoes a change of control. A termination in many instances gives rise to other rights of the government customer, including, in some cases, the right to purchase some of GCUK’s assets used in servicing those contracts. Some change of control provisions may be triggered when any lender (other than a bank lender in the normal course of business) or a noteholder or group of noteholders would have the right to control GCUK or the majority of GCUK’s assets upon any event, including upon bankruptcy. If GCUK’s noteholders have the right to control GCUK or the majority of GCUK’s assets upon such event, it could be deemed to be a change of control of GCUK. Similarly, if ST Telemedia’s ownership interest in Global Crossing falls below certain levels, it could be deemed to be an indirect change of control of GCUK. In addition, most of GCUK’s government contracts do not include significant minimum usage guarantees. Thus, the applicable customers could simply choose not to use GCUK’s services and move to another telecommunications provider. If any of GCUK’s significant government contracts were terminated as a result of a change of control or otherwise, or if the applicable customers were to significantly reduce the services that they purchase under these contracts, we could experience a material and adverse effect on our business, operations and financial condition.

Risks Related to Competition and Our Industry

The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

We expect overall price erosion in our industry to continue at varying rates based on our service portfolio and reflective of marketplace demand and competition relative to existing capabilities and availability. Accordingly, our historical revenues are not indicative of future revenues based on comparable traffic volumes. If the prices for our services decrease for whatever reason and we are unable to increase profitable sales volumes through additional services or otherwise or correspondingly reduce operational costs, our operating results would be adversely affected. Similarly, future price decreases could be greater than we are anticipating.

Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

New technologies, such as VoIP, and regulatory changes are blurring the distinctions between traditional and emerging telecommunications markets. As a result, a competitor in any of our business areas is potentially a competitor in our other business areas.

We face competition in each of our markets from the incumbent carrier in that market and from more recent market entrants. In addition, we could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users or municipalities. The introduction of new technologies may reduce the cost of services similar to those that we plan to provide and create significant new competitors with superior cost structures. If we are not able to compete effectively with any of these industry participants, or if this competition places excessive downward pressure on prices, our operating results would be adversely affected.

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

Many of our existing and potential competitors have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, more ubiquitous network reach, and significantly larger installed customer bases. As a result, many of our competitors can raise capital at a lower cost than we can, and they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities (including regulatory changes) more readily, and devote greater resources to the development, marketing and sale of products and services than we can. Also, our competitors’ greater brand name recognition may require us to price our services at lower levels in order to win business. Our competitors’ financial advantages may give them the ability to reduce their prices for an extended period of time if they so choose. Many of these advantages are expected to increase with the trend toward consolidation by large industry participants.

Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

The telecommunications industry is subject to rapid and significant changes in technology, evolving industry standards, changing customer needs, emerging competition and frequent new product and service introductions. The future success of our business will depend, in part, on our ability to adapt to these factors in a timely and cost-effective manner. If we do not replace or upgrade technology and equipment that becomes obsolete, or if the technology choices we make prove to be incorrect, ineffective or unacceptably costly, we will be unable to compete effectively because we will not be able to meet the expectations of our customers, which would cause our results to suffer.

Our operations are subject to regulation in each of the countries in which we operate and require us to obtain and maintain a number of governmental licenses and permits. If we fail to comply with those regulatory requirements or obtain and maintain those licenses and permits, including payment of related fees, if any, we may not be able to conduct our business. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

In the ordinary course of constructing our networks and providing our services we are required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we operate, as well as rights-of-way from utilities, railroads, incumbent carriers and other persons. We also must comply with a variety of regulatory obligations. Our failure to obtain or maintain necessary licenses, authorizations and rights-of-way, or to comply with the obligations imposed upon license holders including the payment of fees, in one or more countries, may result in sanctions or additional costs, including the revocation of authority to provide services in one or more countries.

Our operations around the world are subject to regulation at the regional level (e.g., European Union), the national level and, in many cases, at the state, provincial, and local levels. The regulation of telecommunications networks and services around the world varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other forums are available to address these inadequacies or disputes. Our inability or failure to comply with the telecommunications laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries as well as the level of fees and taxes payable to the government, and may have a material adverse effect on our business, results of operations and financial condition.

Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business and operations.

Significant terrorist attacks against the U.S., the U.K. or other countries in which we operate are possible. It is possible that our physical facilities or network control systems could be the target of such attacks or that such attacks could impact other telecommunications companies or infrastructure or the Internet in a manner that disrupts our operations. Terrorist attacks (or threats of attack) also could lead to volatility or illiquidity in world financial markets and could otherwise adversely affect the economy. These events could adversely affect our business and our ability to obtain financing on favorable terms. In addition, it is becoming increasingly difficult and expensive to obtain adequate insurance for losses due to terrorist attacks. Uninsured losses as a result of such attacks could have a material adverse effect on our business, results of operations and financial condition.

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

As March 1, 2008, there were 54,592,878 shares of our common stock outstanding, 18,000,000 shares of common stock reserved for issuance upon the conversion of our outstanding convertible preferred stock and 6,255,440 shares of common stock reserved for issuance upon conversion of our 5% Convertible Notes. We also have a significant number of shares of common stock reserved for issuance upon the exercise of outstanding stock options and vesting of unvested restricted stock units (see Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters—Equity Compensation Plan Information”).

As of March 1, 2008, STT Crossing, a wholly-owned subsidiary of ST Telemedia, beneficially owned over 57% of our common stock on a fully diluted basis. Although the shares beneficially owned by STT Crossing are not freely transferable under the Securities Act, ST Telemedia has the contractual right to require us to register sales of such restricted stock at any time.

We cannot predict the effect, if any, that future sales of shares of our common stock into the market, the availability of shares of common stock for future sale, or any acquisition of common shares by ST Telemedia and its affiliates will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options or conversion of any convertible securities), the purchase of a substantial amount of common shares by our affiliates, or the perception that such sales or acquisitions could occur, may materially and adversely affect prevailing market prices for our common stock and impact our ability to raise capital.

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

Ownership of our common stock is governed in part by the Communications Act of 1934, as amended. Other than ownership by ST Telemedia and its affiliates, which cannot exceed 66.25% without prior FCC approval, foreign ownership of our capital stock (i.e., total equity interests held by non-U.S. persons) generally cannot exceed 25% without prior FCC approval. Although we monitor foreign ownership in our capital stock, we cannot necessarily detect or control it and could be subject to governmental penalties if trading in our capital stock resulted in foreign ownership in excess of 25% without prior FCC approval.

ST Telemedia is our majority stockholder.

A subsidiary of ST Telemedia owns over 65% of GCL’s outstanding equity securities. As a result, ST Telemedia has the power to elect the majority of GCL’s directors. Under applicable law, GCL’s articles of association and bye-laws and the certificate of designations for GCL’s preferred stock, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers, certain acquisitions and dispositions, issuances of additional equity securities (with certain enumerated exceptions), incurrences of indebtedness above specified amounts, the making of capital expenditures in excess of specified amounts, and amendments to our articles of association and bye-laws. GCL’s bye-laws include significant additional corporate governance rights of ST Telemedia. These rights effectively dilute the rights of other shareholders.

A sale by ST Telemedia of a significant portion of its shareholdings in us could trigger contractual provisions tied to a change in control of the Company. For example, a change in control could result in the termination of significant contracts with U.K. government customers, the requirement that we offer to purchase the GCUK Notes at a price equal to 101% of their outstanding principal amount plus accrued and unpaid interest and the 5% Convertible Notes at a price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, and the acceleration of the vesting of stock options and other incentive compensation awards granted to our officers, directors and employees.

Economic and political conditions in Latin America pose numerous risks to our operations.

As a result of the completion of our acquisition of Impsat, our business operations are significantly more dependent on the Latin American region. As events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America, including Argentina, Brazil, Colombia and Venezuela. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on local currencies are likely to have an adverse effect on our customers. Volatility in regional currencies and capital markets could also have an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing, refinancing and expatriation of earnings.

In addition, any changes to the political and economic conditions in certain Latin American countries could materially and adversely impact our future business, operations, financial condition and results of operations. For example, in January 2007, the Venezuelan National Assembly issued an Enabling Law allowing the President of

Venezuela to carry out the nationalization of certain businesses in the electricity and energy sectors, as well as Venezuela’s largest telecommunications company, Compañía Anónima Nacional Teléfonos de Venezuela (“CANTV”). CANTV was nationalized in the same year. A statement from the Venezuelan minister of telecommunications and director of the Comisión Nacional de Telecomunicaciones, the country’s telecommunications regulatory authority, has indicated that the nationalization of CANTV does not imply the nationalization of the telecommunications sector as a whole. However, there can be no assurance that such nationalization plans will not also extend to other businesses in the telecommunications sector, including our business. The government has also announced plans to modify the telecommunications law, and we cannot predict the impact of such amendments to our business. In addition, the government had announced plans to modify the nation’s constitution, although such plans were defeated by a slight majority of voters in a referendum on December 2, 2007.

Other Risks

We are exposed to contingent liabilities, including those related to Impsat, that could result in material losses that we have not reserved against.

Included in “Legal Proceedings” in Item 3 and Note 22, “Commitments, Contingencies and Other” to our consolidated financial statements included in this annual report on Form 10-K, are descriptions of certain important contingent liabilities. If one or more of these contingent liabilities were to be resolved in a manner adverse to us, we could suffer losses that are material to our business, results of operations and financial condition. We have not established reserves for many of these contingent liabilities. Moreover, as described in “Legal Proceedings” and in Note 22 to the consolidated financial statements, certain of these contingent liabilities could have a material adverse effect on our business, results of operations and financial condition in addition to the effect of any potential monetary judgment or sanction against us.

Assets and entities that we have acquired from Impsat may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse. In general, the representations and warranties provided by Impsat under its purchase agreement do not survive the closing of the transaction. As a result, we will not be able to recover any amounts with respect to losses due to breaches by Impsat of its representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with the acquisition may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may adversely affect our revenues, expenses, operating results and financial condition.

Our real estate restructuring reserve represents a material liability, the calculation of which involves significant estimation.

As of December 31, 2007, our real estate restructuring reserve aggregated $153 million of continuing building lease obligations and broker commissions, offset by anticipated receipts of $67 million from existing subleases and $63 million from subleases projected to be entered into in the future. Although we believe these estimates to be reasonable, actual sublease receipts could turn out to be materially different than we have estimated.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our principal executive offices in Hamilton, Bermuda. Our operating segments also lease significant corporate office space in the following cities and lease smaller sales, administrative, and support offices within their respective geographic regions:

•	GCUK Segment: London, Basingstoke and Crewe, England

•	GC Impsat Segment: Bogota, Colombia; Buenos Aires, Argentina; Caracas, Venezuela; Lima, Peru; Miami, Florida; Quito, Ecuador; Santiago, Chile; and Sao Paulo, Brazil

•

Rest of World Segment: Billings, Montana; ; Dublin, Ireland; Florham Park, New Jersey; Hong Kong, China; Miami, Florida; Milan, Italy; Montreal, Canada; Naarden, The Netherlands; New York, New York; Paris, France; Phoenix, Arizona; Rochester, New York; Southfield, Michigan; Tokyo, Japan; and Westminster, Colorado

We own or lease numerous cable landing stations and telehouses throughout the world related to undersea and terrestrial cable systems. Furthermore, we own or lease properties to house and operate our fiber-optic backbone and distribution network facilities, our point-to-point distribution capacity, our switching equipment and connecting lines between other carriers’ equipment and facilities and the equipment and facilities of customers in each of our principal operating segments. For additional information on our technical sites, see above in Item 1, “Business—Overview of Our Business—Our Network”.

Our existing properties are in good condition and are suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

Under the GC Debtors’ plan of reorganization, which became effective on December 9, 2003, essentially all claims against the GC Debtors that arose prior to the commencement of the chapter 11 cases were discharged. Claims for monetary damages (and equitable claims that give rise to a right to payment), including most of the legal proceedings pending against the Predecessor at that time, were included in that discharge. However, certain claims pending at that time could affect the Successor. The following is a description of those claims and other material legal proceedings in respect of claims alleged to have arisen after the commencement of the chapter 11 cases that were pending during or after the fourth quarter of 2007.

AT&T Inc. (formally SBC Communications Inc.) Claim

AT&T has asserted that we are engaging in the misrouting of traffic through third-party intermediaries for the purpose of avoiding access charges payable to AT&T’s LEC affiliates. AT&T asserted that we owed it $19 million through July 15, 2004. We responded to AT&T denying the claim in its entirety.

On November 17, 2004, AT&T’s LEC affiliates commenced an action against us and other defendants in the U.S. District Court for the Eastern District of Missouri. The complaint alleges that we, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic in a manner designed to avoid the payment of interstate and intrastate access charges.

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 million for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. We filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a first amended complaint on February 4, 2005. The first amended complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with us) and re-alleged the same five causes of action. We filed a motion to dismiss the first amended complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the FCC and the FCC has sought comments on the issues referred by the Court. We filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization of the GC Debtors which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, AT&T moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. We filed our response to the motion on March 6, 2006, requesting that the Court deny the motion. On May 31, 2006, the Court entered an order denying plaintiffs’ motion for reconsideration without prejudice. On January 31, 2008, plaintiffs filed their second status report with the Court indicating that the Federal Communications Commission had not acted on the referral, but advising the Court that it expected the FCC to act soon.

Claim by the U.S. Department of Commerce

A claim was filed in our bankruptcy proceedings by the U.S. Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by PCL violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration (“NOAA”). We believe responsibility for the asserted claim rests entirely with our former subsidiary. On November 7, 2003, we and the Global Crossing Creditors’ Committee filed an objection to this claim with the Bankruptcy Court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $14 million. Negotiations with PCL to resolve the remaining issues are ongoing but no final resolution has been reached. An identical claim that had been filed in the bankruptcy proceedings of PCL was settled in principle in September 2005 and was subsequently approved by the court as part of the PCL plan of reorganization confirmed in an order dated November 10, 2005. We have commenced preliminary discussions with NOAA as to the impact that settlement has on the claim against us.

Qwest Rights-of-Way Litigation

In May 2001, a purported class action was commenced against three of our subsidiaries in the U.S. District Court for the Southern District of Illinois. The complaint alleges that we had no right to install a fiber-optic cable in rights-of-way granted by the plaintiffs to certain railroads. Pursuant to an agreement with Qwest Communications Corporation, we have an indefeasible right to use certain fiber-optic cables in a fiber-optic communications system constructed by Qwest within the rights-of-way. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber- optic cable for use by Qwest or any other entities. The action has been brought on behalf of a national class of landowners whose property underlies or is adjacent to a railroad right-of-way within which the fiber-optic cables have been installed. The action seeks actual damages in an unstated amount and alleges that the wrongs done by us involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. We made a demand of Qwest to defend and indemnify us in the lawsuit. In response, Qwest has appointed defense counsel to protect our interests.

Our North American network includes capacity purchased from Qwest on an IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on our ability to utilize large portions of our North American network. This litigation was stayed against us pending the effective date of GC Debtors’ plan of reorganization, and the plaintiffs’ pre-petition claims against us were discharged at that time in accordance with the plan of reorganization. By agreement between the parties, the plan of reorganization preserved plaintiffs’ rights to pursue any post- confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, we could lose our ability to operate large portions of our North American network, although we believe that we would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which we originally purchased this capacity. As part of a global resolution of all bankruptcy claims asserted against us by Qwest, Qwest agreed to reaffirm its obligations of defense and indemnity to us for the assertions made in this claim. In September 2002, Qwest and certain of the other telecommunication carrier defendants filed a proposed settlement agreement in the U.S. District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court’s injunction were opposed by a number of parties who intervened and an appeal was taken to the U.S. Court of Appeals for the Seventh Circuit. In a decision dated October 19, 2004, the Court of Appeals reversed the approval of the settlement and lifted the injunction. The case has been remanded to the District Court for further proceedings.

Foreign Customs Tax Audit

A tax authority in South America has concluded an audit of our books and records for the years ended December 31, 2001 and 2000 and has made certain findings adverse to us including the following: failure to disclose discounts on certain goods imported into the country, failure to include the value of software installed on certain computer equipment, and clerical errors in filed import documents. We have been assessed final claim amounts in excess of $6 million. We are now engaged in litigation with the tax authority to resolve the issues raised in the assessment.

In February 2008, the Tax Court in this South American country ruled in our favor and dismissed the tax authority’s claim. As a result of the favorable ruling, we have released all accruals relating to this claim (amounting to $27 million in respect of “net gain on pre-confirmation contingencies” and $8 million in respect of interest expense).

Foreign Income Tax Audit

A tax authority in South America issued a preliminary notice of findings based on an income tax audit for calendar years 2001 and 2002. The examiner’s initial findings took the position that we incorrectly documented our importations and incorrectly deducted our foreign exchange losses against our foreign exchange gains on loan balances. An official assessment of $26 million, including potential interest and penalties, was issued in 2005. We challenged the assessment and commenced litigation in September 2006 to resolve our dispute with the tax authority.

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber-optic cable, which was constructed, owned and operated by Pacific Crossing Limited, a former subsidiary of ours (“PCL”). PCL asserts that we and Asia Global Crossing, another former subsidiary of ours, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by us and Asia Global Crossing Limited on behalf of PCL. To the extent that PCL asserted that the foregoing claims were prepetition claims, PCL has now settled and released such claims against us.

During the pendency of our Chapter 11 proceedings, on January 14, 2003, PCL filed an administrative expense claim in the GC Debtors’ bankruptcy court for approximately $8 million in post-petition services plus unliquidated amounts arising from our alleged breaches of fiduciary duty and misallocation of PCL’s revenues. We objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of approximately $79 million claiming we failed to pay revenue for services and maintenance charges relating to PC-1 capacity and failed to pay PCL for use of the related cable stations and seeking to recover a portion of the monies received by us under a settlement agreement entered into with Microsoft Corporation and an arbitration award against Softbank. We filed an objection to the amended claim seeking to dismiss, expunge and/or reclassify the claim and PCL responded by filing a motion for partial summary judgment claiming approximately $22 million for the capacity, operations and maintenance charges and collocation charges and up to approximately $78 million for the Microsoft and Softbank proceeds. PCL’s claim for collocation charges (which comprised approximately $2 million of the total claim) was settled.

Subsequently (and pursuant to a new scheduling order agreed to by the parties), the parties agreed to hold our motion to dismiss in abatement and PCL agreed not to proceed with its partial summary judgment motion and to file a new summary judgment motion. On June 5, 2006 PCL filed a new motion for partial summary judgment claiming not less than $2 million for revenues for short term leases on PC-1, not less than $6 million in respect of operation and maintenance fees paid to us by our customers for capacity on PC-1 and an unspecified amount to be determined at trial in respect of the Microsoft/ Softbank Claim. We filed a response to that motion on June 26, 2006, together with a cross motion for partial summary judgment on certain of PCL’s administrative claims. On August 28, 2006, PCL replied to our response to PCL’s new motion for partial summary judgment and responded to our cross motion for partial summary judgment. On November 20, 2006, we filed our reply to PCL’s response to our cross-motion for partial summary judgment.

The parties have agreed to a non-binding mediation of their competing administrative claims (including our claim filed against PCL in its separate bankruptcy case). The parties have completed one day of mediation, but have not completed the mediation. The current court proceedings have been stayed until completion of the mediation.

Impsat Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts and unpaid performance bonuses as a result of their separation from Impsat shortly after the acquisition of Impsat by us.

We have been in negotiations with the claimants over the amount of their claims and other issues arising out of their departure. In October 2007, a former director and officer commenced litigation seeking to recover damages from us for alleged separation benefits and compensation. In November 2007, a former officer serviced us with a notice claiming damages. We will be defending the claims vigorously.

Buenos Aires Antenna Tax Liability

The Government of the City of Buenos Aires (“GCBA”) established a tax applicable to private companies owning antennas with supporting structures, whether in service or not, in the amount set forth in the annual tariff law for the use of the public and private air space (the “Antenna Fees”).

Since September 2003, the GCBA has periodically notified Impsat of the Antenna Fees, which aggregate approximately $49 million, and requested payment. Impsat has administratively disputed each of these notifications and in the administrative proceeding questioned the legality and constitutionality of the tax on various grounds, including that: (1) air rights belong to the owner of the underlying private property and GCBA’s charge for use of privately owned air rights is confiscatory and incompatible with the constitutional right of property; (2) Argentine telecommunications law exempts the use and occupation of public air space for the purposes of providing public telecommunications services from any charge; (3) the tax that GCBA is trying to impose is excessive and confiscatory; and (4) the GCBA has significantly overstated the number and height of the antennas owned by Impsat that are subject to the tax. Impsat continues to dispute the Antenna Fees and, to date, no summary collection action has been commenced by GCBA on the unpaid Antenna Fees.

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

In addition, in December 2004, the tax authorities of the State of São Paulo, in Brazil, issued an infraction notice against Impsat for collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. A defense was filed on behalf of Impsat Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the first administrative level, and an appeal to State Administrative Court was then filed, which is pending judgment. Impsat believes there are good grounds to have the tax assessment cancelled. However, if the tax assessment is not cancelled at the administrative level for any reason, judicial measures may be sought to remove such tax assessment.

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

In September 2007, an agreement was reached with the prosecution to conditionally suspend the criminal proceedings against the employees of Impsat’s Argentine subsidiary, and to have the charges ultimately dismissed. The agreement was finally approved by the Court on November 28, 2007.

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

JV 2 then filed a claim before the Administrative Court requesting the annulment of the termination and seeking a stay of the challenged administrative acts. After the legal term to respond to JV 2’s request had lapsed, JV 2 filed a motion to continue the proceedings in CONATEL’s absence. The Administrative Court denied the motion and accepted CONATEL’s late presentation, opening the proceeding’s evidentiary period. In this connection, JV2 filed an appeal before the Supreme Court, which was rejected August 31, 2007. JV2 filed a reinstatement and clarification motion against the Supreme Court’s resolution on September 5, 2007. The Supreme Court dismissed the reinstatement motion and remitted the file back to the Administrative Court on February 4, 2008. The parties will now commence to file evidence in connection with deadlines set forth for the evidentiary period.

Customer Bankruptcy Claim

During 2007 we commenced default and disconnect procedures against a customer for breach of a sales contract based on the nature of the customer’s traffic, which renders the contract highly unprofitable to us. After the process was begun, the customer filed for bankruptcy protection, thereby barring us from taking further disconnection actions against the customer. We commenced an adversary proceeding in the bankruptcy court, asserting a claim for damages for the customer’s alleged breaches of the contract and for a declaration that, as a result of these breaches, the customer may not assume the contract in its reorganization proceedings.

The customer has filed several counterclaims against us alleging various breaches of contract for attempting improperly to terminate service, for improperly blocking international traffic, for violations of the Communications Act of 1934 and related tort-based claims. The customer has not specified the amount of damages that it is seeking.

During court proceedings in January 2008, the Court suggested that the parties explore settlement possibilities and report the results of those settlement discussions to the Court at a status conference held on March 5, 2008. The customer has made one settlement demand of $15 million which we have not accepted. At the status conference, the parties reported that they were still discussing settlement possibilities. The Court established a post-trial briefing schedule with respect to that portion of the case that was tried in January (the facts relating to our adequate assurance motion and the customer’s corresponding breach of contract allegations), with post-trial briefing concluding on May 9, 2008. We have not established an accrual for this matter as the amount of our loss is not reasonably estimable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

The table below sets forth, on a per share basis for the periods indicated the intra-day high and low sales prices for GCL’s common shares as reported by the Nasdaq Global Market for each quarter of 2006 and 2007.

	High	Low
First Quarter 2006	$28.15	$15.00
Second Quarter 2006	$28.32	$16.85
Third Quarter 2006	$22.34	$14.11
Fourth Quarter 2006	$27.22	$19.64

First Quarter 2007	$30.85	$22.73
Second Quarter 2007	$30.65	$18.37
Third Quarter 2007	$22.55	$16.62
Fourth Quarter 2007	$23.98	$16.94

There were 127 shareholders of record of GCL’s common stock on March 1, 2008.

Dividends

GCL has not declared or paid dividends on its common stock, and we do not expect it to do so for the foreseeable future. The payment of future dividends, if any, will be at the discretion of GCL’s board of directors and will depend upon, among other things, our liquidity, operations, capital requirements and surplus, general financial condition, contractual restrictions (including the preferential cumulative dividend rights of the holders of GCL’s preferred shares), restrictions under Bermuda law, and such other factors as our board of directors may deem relevant. In addition, covenants in our financing agreements significantly restrict GCL’s ability to pay cash dividends on its capital stock and also restrict the ability of GCL’s subsidiaries to transfer funds to GCL in the form of cash dividends, loans or advances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Indebtedness,” for a discussion of such restrictions.

Description of Global Crossing Equity Securities

GCL is authorized to issue 110,000,000 common shares and 45,000,000 preferred shares. Pursuant to the GC Debtors’ plan of reorganization, on December 9, 2003, GCL issued 15,400,000 common shares to our pre-petition creditors and 6,600,000 common shares and 18,000,000 preferred shares to a subsidiary of ST Telemedia. 18,000,000 common shares were reserved for the conversion of ST Telemedia’s preferred shares. On May 30, 2006, GCL issued an additional 12 million shares and $144 million aggregate principal amount of 5% Convertible Notes in a public offering. The 5% Convertible Notes are convertible into 43.5161 common shares per $1,000 principal of notes (subject to adjustment) at any time at the election of the holders of such notes. Through March 1, 2008, approximately four million additional common shares have been issued under the 2003 Global Crossing Limited Stock Incentive Plan (the “2003 Stock Incentive Plan”), which is filed as an exhibit to this annual report on Form 10-K. As of March 1, 2008, stock options and restricted stock units covering 3,262,598 common shares remained outstanding under the 2003 Stock Incentive Plan, and an additional 3,952,381 common shares are reserved for future awards to be granted under the plan. In addition, on August 27, 2007, STT Crossing Ltd effectively converted the $250 million of senior secured mandatory convertible notes then held by it into approximately 16.58 million shares of common stock. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness.” Such issuance of common shares to STT Crossing was effected through a private placement under Section 4(2) of the Securities Act.

The following is a brief description of GCL’s common and preferred shares.

Global Crossing Common Stock

Each common share of GCL (“GCL Common Stock”) has a par value of $.01 and entitles the holder thereof to one vote on all matters to be approved by stockholders. The amended and restated bye-laws of GCL contain certain special protections for minority shareholders, including certain obligations of ST Telemedia and other third parties to offer to purchase shares of GCL Common Stock under certain circumstances. Further, ST Telemedia has the right to designate up to eight directors to our Board based upon their current percentage ownership. The amended and restated bye-laws of GCL are filed as an exhibit to this annual report on Form 10-K.

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

Equity Compensation Plan Information

Table of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights[1]	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,404,335	$12.00	3,838,137
Equity compensation plans not approved by security holders	—	—	—

Total	3,404,335	$12.00	3,838,137

[1]

The weighted-average exercise price does not take into account the shares issuable upon vesting of 1,372,856 outstanding restricted stock unit awards and 780,000 performance share awards, which have no exercise price.

Purchases of Equity Securities

The following table sets forth the indicated information for all purchases made by or on behalf of us of our common stock during 2007. All such purchases were made to comply with tax withholding requirements related to the vesting or exercise of stock-based awards granted to participants under the 2003 Global Crossing Limited Stock Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2007	175	$25.62	0	0
February 2007	0	$0.00	0	0
March 2007	14,483	$26.95	0	0
April 2007	0	$0.00	0	0
May 2007	0	$0.00	0	0
June 2007	0	$0.00	0	0
July 2007	234	$19.15	0	0
August 2007	1,242	$17.36	0	0
September 2007	63,380	$17.55	0	0
October 2007	0	$0.00	0	0
November 2007	0	$0.00	0	0
December 2007	3,628	$23.51	0	0

Total	83,142	$21.69	0	0

ITEM 6.	SELECTED FINANCIAL DATA

The table below presents our selected consolidated financial data as of and for the five years ended December 31, 2007. The historical financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 have been derived from the historical consolidated financial statements presented elsewhere in this annual report on Form 10-K and should be read in conjunction with such consolidated financial statements and accompanying notes.

The consolidated financial statements of Predecessor for the period from January 1 to December 9, 2003 were prepared while we were still involved in chapter 11 proceedings and, accordingly, were prepared in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). As a result, the selected historical financial data for such period does not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that would have resulted if Predecessor were deemed not to have been continuing as a going concern.

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

	Successor					Predecessor
	Year Ended				December 10 to December 31, 2003	January 1 to December 9, 2003
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
	(in millions, except share and per share information)
Statements of Operations data:
Revenue	$2,261	$1,871	$1,968	$2,487	$164	$2,599
Cost of revenue	(1,722)	(1,578)	(1,676)	(2,200)	(142)	(2,307)
Selling, general and administrative expenses	(416)	(342)	(412)	(416)	(32)	(367)
Depreciation and amortization	(264)	(163)	(142)	(164)	(8)	(138)
Operating loss	(141)	(212)	(262)	(293)	(18)	(213)
Interest expense	(171)	(106)	(99)	(45)	(3)	(13)
Reorganization items, net (including net gain on preconfirmation contingencies)	33	32	36	29	—	(124)
Gain on settlement of liabilities subject to compromise and recapitalization	—	—	—	—	—	23,076
Gain from fresh start adjustments	—	—	—	—	—	1,109
Provision for income taxes	(63)	(67)	(63)	(56)	(1)	(5)
Income (loss) from continuing operations	(306)	(324)	(363)	(311)	(19)	23,887
Income (loss) from discontinued operations, net	—	—	9	(25)	8	852
Income (loss) applicable to common shareholders	(310)	(327)	(358)	(340)	(11)	24,739
Income (loss) per common share, basic:
Income (loss) from continuing operations applicable to common shareholders, basic	$(7.30)	$(10.50)	$(16.34)	$(14.31)	$(0.86)	$26.26

Income (loss) applicable to common shareholders, basic	$(7.30)	$(10.50)	$(15.94)	$(15.45)	$(0.50)	$27.20

Shares used in computing basic income (loss) per share	42,461,853	31,153,152	22,466,180	22,002,858	22,000,000	909,413,046

Income (loss) per common share, diluted:
Income (loss) from continuing operations applicable to common shareholders, diluted	$(7.30)	$(10.50)	$(16.34)	$(14.31)	$(0.86)	$25.08

Income (loss) applicable to common shareholders, diluted	$(7.30)	$(10.50)	$(15.94)	$(15.45)	$(0.50)	$25.97

Shares used in computing diluted income (loss) per share	42,461,853	31,153,152	22,466,180	22,002,858	22,000,000	952,459,514

	Successor
	December 31,
	2007	2006	2005	2004	2003
	(in millions)
Balance Sheet data
Cash and cash equivalents	$397	$459	$224	$365	$216
Working capital	(114)	(99)	(252)	(57)	(148)
Property and equipment, net	1,467	1,132	963	1,065	1,133
Goodwill and intangibles, net	193	26	—	14	110
Total assets	2,667	2,055	1,590	1,928	2,248
Short term debt	—	6	—	—	—
Long term debt (including current portion)	1,275	942	649	652	200
Capital leases (including current portion)	177	138	76	102	96
Total shareholders’ equity (deficit)	(63)	(195)	(173)	51	393

	Successor					Predecessor
	Year Ended				December 10 to December 31,	January 1 to December 9,
	December 31,
	2007	2006	2005	2004	2003	2003
	(in millions)
Cash flow data:
Net cash used in operating activities	$(15)	$(63)	$(122)	$(185)	$(73)	$(351)
Net cash used in investing activities	(330)	(157)	(4)	(64)	(5)	(148)
Net cash provided by (used in) financing activities	283	455	(15)	411	(2)	436

In reading the above selected historical financial data, please note the following:

•

On May 9, 2007, we acquired Impsat for cash of $9.32 per share of Impsat common stock, representing a total equity value of approximately $95 million. The total purchase price including direct costs of acquisition was approximately $104 million. Impsat is a leading Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition, we are able to provide greater breadth of services and coverage in the Latin American region and enhance our competitive position as a global service provider. The results of Impsat’s operations have been included in our results commencing May 9, 2007.

•

During 2007, we raised significant capital through the issuance of debt. On February 14, 2007, GC Impsat, a wholly owned subsidiary, issued $225 million in aggregate principal amount of 9.875% senior notes due February 15, 2017. On May 9, 2007, we entered into the Term Loan Agreement with Goldman Sachs Credit Partners L. P. and Credit Suisse Securities (USA) LLC pursuant to which we borrowed $250 million on that date and on June 1, 2007 amended the Term Loan Agreement to provide for the borrowing of an additional $100 million on that date. Also, in conjunction with the recapitalization pursuant to which we entered into the Term Loan Agreement, on August 27, 2007, STT Crossing Ltd. converted $250 million original principal amount of mandatorily convertible notes due December 2008 (the “Mandatorily Convertible Notes”) into approximately 16.58 million shares of common stock.

•

In October 2006, we acquired Fibernet. The total purchase price including direct costs of the acquisition was approximately 52 million pounds sterling (approximately $97 million). Fibernet is a provider of specialist telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. Fibernet’s results of operations have been included in our results since October 11, 2006, the date we took control of their operations.

•	During 2006, we raised significant capital (both debt and equity). On May 30, 2006, we made concurrent public offerings of 12,000,000 shares of common stock and $144 million aggregate principal amount of 5% Convertible Senior Notes due 2011 for total gross proceeds of $384 million. On December 28, 2006, we issued an additional 52 million pounds sterling aggregate principal amount of 11.75% pound sterling Senior Secured Notes due 2014. The additional notes were issued at a premium of approximately 5 million pounds sterling which resulted in us receiving gross proceeds, before underwriting fees, of approximately $111 million. The notes are additional notes issued under the original GCUK Senior Secured Notes bond indenture dated December 23, 2004.

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

•

The consolidated statement of operations data for all periods presented through the date of sale reflects the results of Global Marine and SB Submarine Systems Company Ltd. (“SBSS”) as discontinued operations. In 2004 Global Marine was sold for consideration of $1 million, resulting in no gain on the sale. In 2005 we completed the transfer of our interest in SBSS for consideration of $14 million, resulting in a gain of $8 million on the sale.

•

Restructuring efforts, excluding those related to acquired businesses which are included as liabilities assumed in our purchase price, from August 2001 through December 31, 2007 resulted in more than 5,900 employee terminations and the closing of 257 sites. Restructuring charges (credits) of $(30) million, $(4) million, $18 million, $15 million, and $41 million are reflected in the results from operations above in 2007, 2006, 2005, 2004 and 2003, respectively. The 2007, 2006, 2005 and 2004 charges (credits) are included in selling, general and administrative expenses. The 2003 charges are recorded as reorganization items as required under SOP 90-7. See further discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•

All outstanding common and preferred stock of Old GCL was canceled upon our emergence from bankruptcy. In addition, all outstanding indebtedness of the GC Debtors, including debt under our $2.25 billion senior secured corporate credit facility was canceled. Our wholly-owned subsidiary, Global Crossing North American Holdings, Inc. (“GCNAH”), issued $200 million principal amount of 11% senior secured notes (the “Exit Notes”) to ST Telemedia upon emergence from bankruptcy, which notes were subsequently transferred to a subsidiary of ST Telemedia. The Exit Notes were refinanced on December 23, 2004. See further discussion in Note 12, “Debt,” to the accompanying consolidated financial statements.

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

Executive Summary

Overview

We are a communications solutions provider, offering a suite of IP and legacy telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. We offer these services using a global IP-based network that directly connects more than 390 cities in more than 30 countries and delivers services to more than 690 cities in more than 60 countries around the world. The vast majority of our revenues are generated based on monthly services.

As a result of the May 9, 2007 acquisition of Impsat Impsat (see Note 4, “Acquisitions,” to the accompanying consolidated financial statements) and the establishment of a business unit management structure, we now report financial results based on three separate operating segments: (i) the GCUK Segment which provide services to customers in the U.K; (ii) the GC Impsat Segment, which provide services to customers in Latin America; and (iii) the Rest of World Segment or ROW Segment, which represents all our operations outside of the GCUK Segment and the GC Impsat Segment and operates primarily in North America, with smaller operations in Europe, Latin America and Asia. Prior to the Impsat acquisition, our operating segments were based on product and customer groupings rather than geographic region. Specifically, our operating segments before the Impsat acquisition were “enterprise, carrier data and indirect channels” (also referred to as “invest and grow” in our press releases pertaining to financial results), “carrier voice” and “consumer voice.” These groupings are now considered sales channels within our geographic operating segments. See below in this Item 7 and Note 24, “Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K for further information regarding our operating segments.

Industry, Strategy and Certain Key Risks

As described more fully in Item 1, “Business—Business Strategy,” our strategy calls for a continued focus on and investment in our target enterprise, carrier data and indirect sales channels, thereby capitalizing on anticipated continued growth in the demand for global bandwidth and IP services. We believe we are well positioned to take advantage of ongoing changes in the telecommunications industry, including globalization and industry consolidation, which we expect to result in increased demand from customers seeking network diversity and redundancy from a supplier who can meet their requirements worldwide.

For 2008, we have defined five operational imperatives which we believe will help enhance revenue growth and profitability. First, we are adding sales and sales support personnel in our target enterprise, carrier data and indirect sales channels. Second, we intend to maintain our focus on customers and further improve the customer experience. Third, we intend to invest in products and services by augmenting capacity and bringing new products to market, such as hosted IP telephony and Ethernet services, while enhancing our flagship VPN and VoIP offerings and expanding our data center capabilities. Fourth, we intend to continue to take actions to improve our cost structure, particularly in the area of cost of access. Fifth, we intend to increase our focus on our employees, since meeting the other imperatives requires an engaged and enthusiastic workforce.

Successful execution of these operational imperatives is subject to numerous risks and uncertainties, including the risks described in Item 1A, “Risk Factors,” above. In particular:

•

Adding sales and sales support personnel, investing in new and enhanced products and services and improving the customer experience require additional expenditures. While we intend to finance these costs partially through increased gross margin and available cash, our capital plan for 2008 also contemplates financing a greater amount of capital expenditures through vendor financing and equipment leasing. We may not be able to raise such financing on acceptable terms or at all.

•

It becomes more difficult to continue to improve our cost structure in the short term as the amount of potential savings decreases due to the success of past savings initiatives. Moreover, any cost savings initiatives are expected to be offset, in whole or in part, by anticipated increases in operating expenses in

2008 versus 2007 as a result of annual salary increases for most of our workforce; accruing incentive compensation at target levels instead of at the reduced levels of 2007; incurring compensation expense in respect of increased sales and sales support personnel; and the conversion of certain idle real estate facilities to expand service offerings in Europe, which results in the charge of associated cash payments for rental and other expenses against cost of revenue.

•

Cost savings initiatives put a strain on our existing employees and make it more challenging to foster an engaged and enthusiastic workforce. Customer service, which is a critical component of our value proposition, could suffer if employee engagement were to deteriorate.

•

Our ability to generate positive cash flow over the long term is predicated on significant revenue growth in our target enterprise, carrier data and indirect sales channels, together with associated economies of scale. Although we have experienced consistent growth in these sales channels since we first announced the shift in our business focus in late 2004, there can be no assurance that such growth will continue. The current slowdown in economic conditions in the US. and elsewhere could temper our growth, although the value we offer prospective customers could attract business in a cost-saving environment.

•

Although we have significant cash on hand, if the increased operating and capital expenses required to support our revenue growth turn out to be greater than anticipated or anticipated revenue growth is not achieved, we may be unable to improve our cash flows. If our cash flows do not improve, we would need to arrange additional financing facilities. See “—Liquidity and Capital Resources,” below.

2007 Highlights

During 2007 revenues from our enterprise, carrier data and indirect sales channels, which are the primary focus of our business strategy, increased $545 million or 44% to $1,794 million from $1,249 million during 2006 primarily as a result of the inclusion of Fibernet and Impsat in our results since October 11, 2006 and May 9, 2007, respectively, and higher revenues at our GCUK and ROW segments, driven by new customers and existing customer base growth in specific enterprise and carrier target markets.

During 2007, we posted a net operating loss of $141 million and had net cash used in operating and investing activities of $345 million. Our net operating loss included a $10 million charge as a result of the May 10, 2007 restructuring plan (described below) and a $31 million restructuring reserve release due to a change in use of previously idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our new European collocation business. Cash flows used by operating and investing activities included the following items not expected to impact future years: (i) $76 million for the purchase price of Impsat; (ii) $11 million for the cash collateralization of existing letters of credit; and (iii) $22 million due to the placement of a portion of the GC Impsat Notes proceeds into a restricted debt service reserve account. In addition, operating cash flows for the period were impacted by a significant reduction in days payable outstanding with key access vendors, as well as $12 million in severance payments ($9 million as a result of the May 10, 2007 restructuring plan (described below), $1 million as a result of the 2006 restructuring plan and $2 million related to other severance payments). Offsetting these factors, during 2007 we received $174 million of cash from the sale of IRUs and prepayment of services representing a $106 million improvement versus 2006.

During 2007, we completed the integration of our Fibernet acquisition. Fibernet is a provider of specialized telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. As a result of the acquisition, we have expanded our presence as a leading provider of telecommunications services in these markets.

On May 9, 2007, we acquired Impsat for cash of $9.32 per share of Impsat common stock, representing a total equity value of approximately $95 million. The total purchase price including direct costs of acquisition was approximately $104 million. Impsat is a leading Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition, we are able to provide greater breadth of services and coverage to our Latin American operations and enhance our competitive position as a global service provider. Although we operate GC Impsat as a separate segment, since the acquisition we have been engaged in integration activities to realize cost savings and to take advantage of cross-selling opportunities. The cost savings initiatives are focused on: cost of access savings through the migration of current third party services to our combined network; corporate overhead savings as a result of reductions in redundant administrative personnel; and network and capital expenditure savings resulting primarily from consolidating real estate and leveraging increased purchasing power. In addition, we have begun the process of consolidating our “legacy” operating entities in the Latin American region (i.e., those that pre-dated the Impsat acquisition), which are included in our ROW Segment, with the Impsat entities comprising the GC Impsat Segment.

On May 10, 2007, we announced a restructuring plan which included organizational realignment and functional consolidation to re-engineer the business for improved operational efficiency and higher performance resulting in involuntary employee work force reductions. The restructuring plan included the reduction of approximately 220 job positions throughout various locations. The total one-time severance and other post-termination benefits including employer burden incurred during 2007 related to the positions being eliminated was approximately $10 million (approximately $2 million for our GCUK Segment and $8 million for our ROW Segment). Going forward, we expect to achieve estimated annual savings of approximately $25 million from this restructuring of the business and other attrition.

During 2007 we completed several financing initiatives to enhance our liquidity and facilitate the acquisition of assets or businesses that are complementary to our existing business. The financing initiatives included: (i) on February 14, 2007, the issuance of $225 million in aggregate principal amount of GC Impsat Notes which were used to finance a portion of the purchase price of Impsat (including the repayment of debt not repaid at closing); (ii) on May 9, 2007, the borrowing of $250 million, and subsequently on June 1, 2007, the borrowing of an additional $100 million, under the Term Loan Agreement which was used to enhance our operating liquidity and retire our $55 million working capital facility; and (iii) on August 27, 2007, in connection with the Term Loan Agreement above, the conversion by STT Crossing Ltd. of $250 million of Mandatorily Convertible Notes into approximately 16.58 million shares of common stock.

As a result of the Impsat acquisition, we became a regional provider of collocation and managed hosting services in Latin America. We are expanding these service offerings to select European markets, which we expect to begin to provide such services in 2008. Co-location and managed hosting services provide enterprise and carrier customers technical space, power, communications access and security for their application servers. We expect the capital investment to be relatively modest. In 2007 we approved a plan to convert existing idle real estate facilities currently included in our restructuring reserve to serve as some of our European hosting centers. The change in use of idle facilities to productive assets resulted in a reduction in the restructuring reserve liability by $31 million.

2008 Outlook

We expect our consolidated revenue to grow from $2.26 billion in 2007 to between $2.57 billion and $2.675 billion in 2008. We expect this growth to come from our enterprise, carrier data and indirect sales channels revenue as a result of acquiring new customers, increased sales to our existing customer base and including in our results Impsat’s operations for a full year. The current slowdown in economic conditions in the U.S. and elsewhere could temper this growth, although the value we offer prospective customers could attract business in a cost-saving environment. We expect our carrier voice revenues to remain relatively flat going forward.

Real estate, network and operations and selling, general and administrative expenses are expected to increase during 2008 relative to 2007 as a result of the inclusion of GC Impsat for a full year; annual salary increases for most of our workforce; accruing incentive compensation at target levels instead of at the reduced levels of 2007; incurring compensation expense in respect of increased sales headcount; and the conversion of certain idle real estate facilities to expand service offerings in Europe, which results in the charge of associated cash payments for rental and other expenses against cost of revenue. These factors will be partially offset by cost savings resulting from the personnel reductions in the May 10, 2007 restructuring plan and prior restructuring activities and by cost of access initiatives. Gross capital expenditures are expected to decrease moderately in 2008 versus 2007, although increased principal payments on existing capital leases will largely offset these savings.

During 2008 we expect our unrestricted cash and cash equivalents to decrease between $85 million and $35 million. This expectation is based in part on raising capital leases and other forms of equipment financing in amounts greater than those arranged in 2007. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. This could prove more difficult given recent adverse changes in the credit markets generally and the reduced level of budgeted gross capital expenditures in 2008. We expect the decline in our cash and cash equivalents to occur in the first half of the year, with the second half generating modest cash inflows. The expected improvement in cash flows in the second half of the year as compared to the first reflects the benefits of the anticipated revenue growth discussed above, as well as a disproportionate amount of capital expenditures being planned for the first half of the year.

Intra-quarter and working capital variability significantly impact our cash flows. In addition, our cash usage during 2008 will depend on the sale of IRUs, which individually involve large dollar amounts and long sales cycles and are therefore difficult to predict. Our forecasted cash usage for 2008 contemplates significantly lower sales of IRUs and prepaid services as compared to the $174 million in 2007. This anticipated decrease is due in part to the absence of major construction projects contracted for in 2008 in which a particular customer funds the cost to build a significant network segment in exchange for capacity or dark fiber on that segment. However, IRU sales could exceed our expectations as incumbent carriers and new entrants continue to seek to deploy networks to offer triple and quad play services (i.e., retail Internet access, television, and landline and wireless telephone services) around the globe.

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

Allowance for Doubtful Accounts

During each reporting period we must make estimates for potential losses resulting from the inability of our customers to make required payments. We analyze our reserve requirements using several factors, including the length of time the receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate, and current industry trends. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on accounts not subject to specific review utilizing the factors previously mentioned. We have historically experienced significant changes month to month in reserve level requirements. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and CLECs, the collectability of receivables and creditworthiness of customers may become more difficult and unpredictable. Changes in the financial viability of significant customers, worsening of economic conditions and changes in our ability to meet service level requirements may require changes to our estimate of the recoverability of the receivables. In some cases receivables previously written off are recovered through litigation, negotiations, settlements and judgments and are recognized as a reduction in bad debt expense in the period realized. Appropriate adjustments are recorded to the period in which these changes become known. The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimation and assumption.

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

Disputes

We perform monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of bills, comparing billed rates with rates used by the cost of access expense estimation systems during the cost of access monthly close process, evaluating the trends of invoiced amounts by vendors, and reviewing the types of charges being assessed. If we believe that we have been billed inaccurately, we will dispute the charge with the vendor and begin resolution procedures. We record a charge to the cost of access expense and a corresponding increase to the access accrual based on the last eighteen months of historical loss rates for the particular type of dispute. If we ultimately reach an agreement with an access vendor to settle a disputed amount which is different than the corresponding accrual, we recognize the difference in the period in which the settlement is finalized as an adjustment to cost of access expense.

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

We performed an impairment review for the indefinite lived intangibles acquired as a result of the Fibernet acquisition and based on the review no impairment existed as of December 31, 2007.

As a result of continued operating losses and negative cash flows during 2007, management performed a recoverability test of our long-lived assets as of December 31, 2007. The results of the test indicate that no impairment of our long-lived assets existed as of December 31, 2007.

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

The assessment of a valuation allowance on deferred tax assets is based on the weight of available evidence that some portion or all of the deferred tax asset will not be realized. Deferred tax liabilities are first applied to the deferred tax assets reducing the need for a valuation allowance. Future utilization of the remaining net deferred tax asset would require the ability to forecast future earnings. Based on past performance resulting in net loss positions, sufficient evidence exists to require a valuation allowance on all of our net deferred tax assets.

Restructuring

We have engaged in restructuring activities, which require us to make significant judgments and estimates in determining restructuring charges, including, but not limited to, future severance costs and other employee separation costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and changes in such estimates, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations. The undiscounted “2003 and Prior Restructuring Plans” reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $153 million as of December 31, 2007), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2007, anticipated third party receipts were $130 million, representing $67 million from subleases already entered into and $63 million from subleases projected to be entered into in the future. A significant amount of judgment is involved in determining the amount and timing of these projected subleases. We continue to review our anticipated costs and third party sublease payments on a quarterly basis and record adjustments for changes in these estimates in the period such changes become known. For further information related to our restructuring activities, see “Restructuring Activities” in this Item and Note 3, “Restructuring,” to the accompanying consolidated financial statements.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires all share-based awards granted to employees to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Prior to the adoption of SFAS 123R, stock-based compensation expense was recognized using the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”

(“SFAS 123”), which we adopted on December 9, 2003. The fair value method under SFAS123R is similar to the fair value method under SFAS 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS 123R requires an estimate of future forfeitures where as SFAS 123 permitted recognizing the impact of forfeitures as they occur. As we estimated the impact of future forfeitures for our share-based plans upon the adoption of SFAS 123, our adoption of SFAS 123R did not impact our consolidated results of operations or financial position.

Under the fair value provisions of SFAS No. 123R, the fair value of each stock-based compensation award is estimated at the date of grant. We estimate the fair value of stock-based compensation awards using current market price for restricted stock units and using the Black-Scholes option pricing model for stock options. We recognize stock compensation expense based on the number of awards expected to vest. Certain stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period). The fair value of the awards is determined using a single expected life for the entire award (the average expected life for the awards that vest on different dates). We recognize the related compensation cost of such awards on a straight-line basis; provided that the amount amortized at any given date may be no less than the portion of the award vested as of such date.

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

Results of Operations for the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Consolidated Results

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006
	(in millions)
Revenue	$2,261	$1,871	$390	21%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,146)	(1,120)	26	2%
Real estate, network and operations	(385)	(303)	82	27%
Third party maintenance	(103)	(90)	13	14%
Cost of equipment sales	(88)	(65)	23	35%

Total cost of revenue	(1,722)	(1,578)
Selling, general and administrative	(416)	(342)	74	22%
Depreciation and amortization	(264)	(163)	101	62%

Operating loss	(141)	(212)
Other income (expense):
Interest income	21	17	4	24%
Interest expense	(171)	(106)	65	61%
Other income, net	15	12	3	25%

Loss from continuing operations before reorganization items and provision for income taxes	(276)	(289)
Net gain on preconfirmation contingencies	33	32	1	3%

Loss from continuing operations before provision for income taxes	(243)	(257)
Provision for income taxes	(63)	(67)	(4)	(6%)

Net loss	(306)	(324)
Preferred stock dividends	(4)	(3)	1	33%

Loss applicable to common shareholders	$(310)	$(327)

Discussion of significant variances:

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006
	(in millions)
GCUK
Enterprise, carrier data and indirect channels	$572	$442	$130	29%
Carrier voice	10	8	2	25%

	$582	$450	$132	29%

GC Impsat
Enterprise, carrier data and indirect channels	$215	$—	$215	NM
Carrier voice	6	—	6	NM
Intersegment revenues	8	—	8	NM

	$229	$—	$229	NM

ROW
Enterprise, carrier data and indirect channels	$1,007	$807	$200	25%
Carrier voice	446	606	(160)	(26)%
Other	5	8	(3)	(38)%
Intersegment revenues	5	—	5	NM

	$1,463	$1,421	$42	3%

Intersegment eliminations	(13)	—	(13)	NM

Consolidated revenues	$2,261	$1,871	$390	21%

NM—Not meaningful

Our consolidated revenues are separated into sales channels based on our target markets and sales structure: (i) enterprise, carrier data and indirect sales channels and (ii) carrier voice.

The enterprise, carrier data and indirect sales channels consists of: (i) the provision of voice, data and collaboration services to all customers other than carriers and consumers; (ii) the provision of data products, including IP, transport and capacity services, to telecommunications carrier customers; and (iii) the provision of voice, data and managed services to or through business relationships with other telecommunications carriers, sales agents and system integrators. The carrier voice sales channel consists of the provision of predominantly United States domestic and international long distance voice services to carrier customers.

Our consolidated revenues increased in 2007 compared with 2006 primarily as a result of the inclusion of Fibernet and Impsat in our results since October 11, 2006 and May 9, 2007, respectively; strong growth in the ROW Segment and the favorable impact on our GCUK Segment due to currency movements. Revenue growth in the ROW Segment resulted from strong demand for broadband lease, IP VPN data products, enterprise voice and managed services, partially offset by decreased carrier voice revenues as a result of decreases in sales volumes due to our strategy to reduce our emphasis on this market. We expect our carrier voice sales channel revenue to remain relatively flat going forward.

Sales order values remained strong throughout 2007 with average monthly estimated gross values increasing approximately 15% compared with 2006. This metric is used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired without taking into account effects of attrition or the replacement of existing services with new services or credits.

See “Segment Results” in this Item 7 for further discussion of results by segment.

Cost of Revenue. Cost of revenue primarily includes the following: (i) cost of access, including usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (ii) real estate, network and operations charges which include (a) employee-related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees directly attributable to the operation of our network, (b) real estate expenses for all non-restructured technical sites, and (c) other non-employee related costs incurred to operate our network, such as license and permit fees and professional fees; (iii) cost of equipment sales, which includes the software, hardware and equipment sold to our customers; and (iv) third party maintenance costs incurred in connection with maintaining the network.

Cost of Access

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006
	(in millions)
GCUK
Enterprise, carrier data and indirect channels	$161	$131	$30	23%
Carrier voice	8	8	—	NM

	$169	$139	$30	22%

GC Impsat
Enterprise, carrier data and indirect channels	$54	$—	$54	NM
Carrier voice	4	—	4	NM
Intersegment cost of access	5	—	5	NM

	$63	$—	$63	NM

ROW
Enterprise, carrier data and indirect channels	$526	$445	$81	18%
Carrier voice	392	535	(143)	(27)%
Other	1	1	—	NM
Intersegment cost of access	5	—	5	NM

	$924	$981	$(57)	(6)%

Intersegment eliminations	(10)	—	(10)	NM

Consolidated cost of access	$1,146	$1,120	$26	2%

Cost of access increased in 2007 compared with 2006 primarily driven by increases in access charges in our GCUK, GC Impsat and ROW Segments’ enterprise, carrier data and indirect sales channels. The increase in cost of access is due primarily to inclusion of Fibernet and Impsat in our results since October 11, 2006 and May 9, 2007, respectively, and the cost to support the ROW Segment enterprise, carrier data and indirect sales channel revenue growth. Included in our consolidated cost of access were $20 million and $6 million related to Fibernet for 2007 and 2006, respectively, and $58 million related to Impsat (net of intersegment cost of access) for 2007. This increase was partially offset by: (i) our cost reduction initiatives to optimize the access network and effectively lower unit prices and (ii) lower carrier voice sales volume in our ROW Segment.

Real Estate, Network and Operations. Real estate, network and operations increased in 2007 compared with 2006 primarily due to: (i) a $20 million increase in salaries and benefits as a result of increased average headcount and salary increases; (ii) a $16 million increase in stock and cash compensation primarily as a result of the retention and motivation awards granted to employees in 2007 and accruing the 2007 annual bonus program at a higher rate than 2006; (iii) an increase of $6 million resulting from including Fibernet in our results since October 11, 2006; and (iv) an increase of $33 million resulting from including Impsat in our results since May 9, 2007.

Third Party Maintenance. Third party maintenance increased in 2007 compared with 2006 primarily due to the inclusion of Fibernet and Impsat in our results since October 11, 2006 and May 9, 2007, respectively.

Cost of Equipment Sales. Cost of equipment sales increased in 2007 compared with 2006 primarily due to increased equipment, conferencing and managed services sales.

Selling, General and Administrative Expenses (“SG&A”). SG&A consist of: (i) employee-related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees not directly attributable to the operation of our network; (ii) real estate expenses for all administrative sites; (iii) bad debt expense; (iv) non-income taxes, including property taxes on owned real estate and trust fund related taxes such as gross receipts taxes, franchise taxes and capital taxes; (v) restructuring costs; and (vi) regulatory costs, insurance, telecommunications costs, professional fees and license and maintenance fees for internal software and hardware.

The increase in SG&A in 2007 compared with 2006 is primarily due to: (i) a $13 million increase in salaries and benefits primarily as a result of salary increases and increased sales commissions due to increased revenues; (ii) a $14 million increase in stock and cash compensation primarily as a result of the retention and motivation awards granted to employees in 2007 and accruing the 2007 annual bonus program at a higher rate than 2006; (iii) an increase of $5 million resulting from including Fibernet in our results since October 11, 2006; (iv) an increase of $68 million resulting from including Impsat in our results since May 9, 2007; and (v) an increase in employee related restructuring charges of $11 million primarily due to the May 10, 2007 restructuring plan. This increase was partially offset primarily by a decrease in real estate related restructuring charges of $36 million predominantly due to accrual reversals resulting from the settlement and termination of existing real estate lease agreements for technical facilities during 2007 and the decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our European collocation business (see “2007 Highlights” for further information on the European collocation business).

Depreciation and Amortization. Depreciation and amortization consists of depreciation of property and equipment, including leased assets, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in 2007 compared with 2006 primarily due to: (i) an increased asset base as a result of fixed asset additions, including capital leases; (ii) amortization of acquired intangible assets related to the Fibernet and Impsat acquisitions; (iii) inclusion of Fibernet’s results in our results since October 11, 2006 and (iv) inclusion of Impsat’s results in our results since May 9, 2007.

Interest Expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities and amortization of deferred finance costs. The increase in interest expense for 2007 compared with 2006 is primarily a result of incurring additional indebtedness and capital lease obligations, including the $144 million aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) which were issued by GCL on May 30, 2006, the 11.75% senior secured notes issued by GCUK on December 28, 2006, the GC Impsat Notes issued by GC Impsat on February 14, 2007, the $350 million Term Loan Agreement incurred by GCL during the second quarter of 2007 and amortization of deferred financing costs related to these debt obligations. The increase in interest expense for 2007 compared to the prior year was slightly offset by decreased interest on the Mandatorily Convertible Notes due to STT Crossing Ltd.’s conversion of such notes into approximately 16.58 million shares of common stock on August 27, 2007.

Other Income, Net. Other income, net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. Other income, net increased in 2007 compared to 2006 primarily as a result of recording in 2007 a $27 million non-cash, non-taxable gain from the deemed settlement of pre-existing arrangements with Impsat on the date of its acquisition as well as from recording in 2007 foreign exchange gains compared to foreign exchange losses in 2006. Higher other income, net was also driven by recording a loss in 2006 on a foreign exchange forward contract of $5 million. The year-over-year increase in other income, net was mostly offset by recording in 2007 a $30 million inducement fee related to the early conversion of STT convertible debt to equity as well as the expensing in 2007 of $10 million deferred financing fees related to: (i) the Bank of America working capital facility and (ii) a bridge loan commitment which was terminated upon issuance of the GC Impsat Notes. Other income, net in 2006 also reflected a $16 million non-cash, non-taxable gain from the deemed settlement of pre-existing arrangements with Fibernet on the date of acquisition.

Net Gain on Pre-confirmation Contingencies. During 2007 and 2006, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from chapter 11 proceedings. We have accounted for these in accordance with AICPA Practice Bulletin 11—Accounting for Preconfirmation Contingencies in Fresh Start Reporting and recorded a net gain on the settlements and changes in estimated liabilities. The most significant gains are related to changes in estimated liabilities for income and non-income tax contingencies and settlements with certain tax authorities. Included in the 2007 net gain on pre-confirmation contingencies is a gain of $27 million related to the release of a contingent liability for a claim made by a tax authority in South America. In February 2008, we received a ruling from the tax court dismissing the claim.

Provision for Income Taxes. Provision for income taxes decreased primarily as a result of recording a lower increase in the valuation allowance recorded against our U.K. deferred tax assets of $9 million in 2007 (resulting in a full valuation allowance) compared to $21 million in 2006. Each year’s decrease resulted from reducing our estimated realization of these U.K. deferred tax assets. The 2007 decrease was partially offset by including Impsat in our results in 2007. During 2007, we realized $4 million of tax benefits. The resulting reversal of valuation allowances for these deferred tax assets acquired as part of the Impsat acquisition have been recorded as a provision for income taxes and a reduction in goodwill in accordance with SFAS 109 (see Note 15, “Income Tax” to the accompanying consolidated financial statements).

Provision for income taxes related to fresh start accounting for deferred tax benefits realized after the emergence from bankruptcy does not result in cash taxes. This non-cash tax provision was $41 million and $45 million for the years ended December 31, 2007 and 2006, respectively.

Results of Operations for the Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Consolidated Results

	Year Ended December 31,		$ Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
	(in millions)
Revenue	$1,871	$1,968	$(97)	(5)%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,120)	(1,216)	(96)	(8)%
Real estate, network and operations	(303)	(309)	(6)	(2)%
Third party maintenance	(90)	(96)	(6)	(6)%
Cost of equipment sales	(65)	(55)	10	18%

Total cost of revenue	(1,578)	(1,676)
Selling, general and administrative	(342)	(412)	(70)	(17)%
Depreciation and amortization	(163)	(142)	21	15%

Operating loss	(212)	(262)
Other income (expense):
Interest income	17	13	4	31%
Interest expense	(106)	(99)	7	7%
Other income, net	12	12	—	NM

Loss from continuing operations before reorganization items and provision for income taxes	(289)	(336)
Net gain on preconfirmation contingencies	32	36	(4)	(11)%

Loss from continuing operations before provision for income taxes	(257)	(300)
Provision for income taxes	(67)	(63)	4	6%

Loss from continuing operations	(324)	(363)
Income from discontinued operations, net of income tax	—	9	(9)	(100)%

Net loss	(324)	(354)
Preferred stock dividends	(3)	(4)	(1)	(25)%

Loss applicable to common shareholders	$(327)	$(358)

Discussion of significant variances:

Revenue.

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
	(in millions)
GCUK
Enterprise, carrier data and indirect channels	$442	$423	$19	4%
Carrier voice	8	3	5	167%

	$450	$426	$24	6%

ROW
Enterprise, carrier data and indirect channels	$807	$662	$145	22%
Carrier voice	606	774	(168)	(22)%
Other	8	106	(98)	(92)%

	$1,421	$1,542	$(121)	(8)%

Consolidated revenues	$1,871	$1,968	$(97)	(5)%

Our revenue decreased in 2006 compared with 2005 as a result of lower revenues at our ROW Segment, partially offset by higher revenues at our GCUK Segment, and the inclusion of Fibernet in our operations since October 11, 2006. The lower revenues at our ROW Segment resulted from decreases in our carrier voice revenues and a decrease in other revenues resulting from the sales of our Trader Voice and Small Business Group (“SBG”) businesses. The decrease in carrier voice revenues was driven by reductions in sales volume and prices.

Revenues from our enterprise, carrier and indirect sales channels, which are the primary focus of our business strategy, increased in 2006 as compared to 2005 as a result of obtaining new customers and existing customer base volume growth in specific enterprise and carrier target markets which resulted in increases in sales volume. We also increased revenue from our indirect sales channels though establishing additional system integrator and application service relationships. Included in our 2006 revenue is $22 million related to Fibernet’s operations since October 11, 2006, the date we took control of their operations. (See “Segment Results” in this Item 7 for further discussion of results by segment).

Cost of Revenue.

Cost of access

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2006	2005
	(in millions)
GCUK
Enterprise, carrier data and indirect channels	$131	$124	$7	6%
Carrier voice	8	3	5	167%

	$139	$127	$12	9%

ROW
Enterprise, carrier data and indirect channels	$445	$372	$73	20%
Carrier voice	535	670	(135)	(20)%
Other	1	47	(46)	(98)%

	$981	$1,089	$(108)	(10)%

Consolidated cost of access	$1,120	$1,216	$(96)	(8)%

Cost of access decreased in 2006 compared with 2005 primarily as a result of decreases in access charges at our ROW Segment, partially offset by increased access charges at our GCUK Segment. The lower access charges at our ROW Segment resulted from (i) reductions in the amount of usage- based access services purchased due to lower carrier voice sales volume; (ii) our cost reduction initiatives to optimize the access network and effectively lower unit prices; (iii) a more favorable mix of sales of data, IP and managed services and (iv) sales of the business groups noted above.

Real Estate, Network and Operations. Real estate, network and operations charges decreased in 2006 compared with 2005 primarily as a result of a $26 million reduction in stock and cash compensation. Stock and cash compensation decreased as a result of recording no annual bonus for 2006 and accruing other performance based compensation at significantly lower rates than 2005 as a result of not achieving 2006 financial targets. This decrease was partially offset by (i) a $6 million increase in expenses as a result of including Fibernet in our results since October 11, 2006, the date we took control of their operations; (ii) a $11 million relative increase in real estate expenses for technical sites primarily as a result of receiving an $8 million real estate rebate in 2005 from our operations in the U.K. and (iii) a $3 million increase in salaries and benefits.

Cost of Equipment Sales. Cost of equipment sales increased as a result of additional collaboration and system integrator sales involving substantial equipment components.

Selling, General and Administrative Expenses. The decrease in SG&A is primarily a result of (i) a $38 million reduction in stock and cash compensation due to recording no annual bonus program accrual for 2006 and accruing other compensation expenses at a significantly lower rates than 2005 as a result of not achieving 2006 financial targets; (ii) a $23 million relative decrease in restructuring expenses primarily due to the recognition in the first quarter of 2005 of additional facility closure restructuring charges as a result of a reduction in our estimated sublease payments for the 2003 and prior restructuring plans; and (iii) an $8 million decrease in professional fees predominantly related to legal and accounting. These decreases in SG&A were partially offset by a $5 million increase in expenses as a result of including Fibernet in our results since October 11, 2006, the date we took control of their operations.

Depreciation and Amortization. Depreciation and amortization increased as a result of (i) new depreciation expense as a result of capital purchases during 2006 and depreciation expense related to acquired property, plant, and equipment from the Fibernet acquisition and (ii) additional amortization of prepaid installation charges.

Interest Expense. Interest expense increased in 2006 compared with 2005 primarily as a result of incurring interest on the 5% Convertible Notes, additional interest expense as a result of the conversion of accrued interest on the $250 million aggregate original principal amount of 4.7% payable in kind Mandatorily Convertible Notes to additional Mandatorily Convertible Notes since December 2005 and additional amortization of deferred financing costs. We accrued interest on the Mandatorily Convertible Notes at an annual rate of 11% due to certain provisions of the Mandatorily Convertible Notes indenture that would have obligated us to pay interest retroactively at that rate if we were unable to deliver common shares upon receiving a notice of conversion. At such time as any of the Mandatorily Convertible Notes would have been converted into common shares of the Company all amounts of accrued interest would have been reclassified into common stock and additional paid-in-capital. As of December 31, 2006 there was approximately $36 million of accrued interest on our consolidated balance sheet related to the Mandatorily Convertible Notes.

Other Income, Net. Other income, net for 2006 primarily consists of a $16 million non-cash, non-taxable gain from the deemed settlement of pre-existing arrangements with Fibernet on the date of acquisition. Under the pre-existing arrangements we earned revenues that, based on current market rates at the acquisition date, were favorable to us, which resulted in the recognition of a gain. The gain was partially offset by a loss on a foreign exchange forward contract of $5 million. Other income, net for 2005 primarily consists of a $14 million gain on the sale of our Trader Voice business, a $14 million gain on the sale of our SBG business, and a $2 million gain on the sale of marketable securities, partially offset by $23 million of foreign currency impacts from certain transactions.

Net Gain on Pre-confirmation Contingencies. During 2006 and 2005, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from chapter 11 proceedings. We have accounted for these in accordance with AICPA Practice Bulletin 11— Accounting for Preconfirmation Contingencies in Fresh Start Reporting and recorded a net gain on the settlements and changes in estimated liabilities. The most significant gains are related to changes in estimated liabilities for income and non-income tax contingencies and settlements with certain tax authorities.

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

Income from Discontinued Operations. As discussed in Note 5, “Discontinued Operations”, to the accompanying consolidated financial statements, on August 13, 2004 we sold Global Marine to Bridgehouse and entered into an agreement with Bridgehouse for the transfer of our forty-nine percent shareholding in SBSS. The results of Global Marine’s and SBSS’s operations have been classified as discontinued operations for all periods presented, through the date of their sale/transfer. During 2005 we completed the transfer of our interest in SBSS to Bridgehouse for consideration of $14 million and recognized an $8 million gain on the sale.

Segment Results

As a result of the Impsat acquisition (see Notes 4, “Acquisitions” and 24, “Segment Reporting” to our accompanying consolidated financial statements), our chief operating decision makers (“CODMs”) assess performance and allocate resources based on three separate operating segments which we operate and manage as strategic business units: (i) the GCUK Segment; (ii) the GC Impsat Segment; and (iii) the ROW Segment.

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the UK. The GC Impsat Segment is a provider of telecommunication services including IP, voice and information technology services to corporate and government clients in Latin America. The ROW Segment represents all our operations outside the GCUK and GC Impsat Segments and operates primarily in North America, with smaller operations in Europe, Latin America and Asia, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services, including data, IP and voice products. The services provided by all our segments support a migration path to a fully converged IP environment.

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

However, there may be important differences between our Adjusted Cash EBITDA measure and similar performance measures used by other companies. Additionally, this financial measure does not include certain significant items such as non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense) net, net gain or (loss) on pre-confirmation contingencies, provision for income taxes and preferred stock dividends. Adjusted Cash EBITDA should not be considered a substitute for net income, operating income, operating cash flows or other measures of financial performance.

GCUK Segment

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2006	2005
	(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$572	$442	$130	29%	$442	$423	$19	4%
Carrier voice	10	8	2	25%	8	3	5	167%

	$582	$450	$132	29%	$450	$426	$24	6%

2007 Compared to 2006

Revenues for our GCUK Segment increased in 2007 compared with 2006 primarily as a result of the inclusion of Fibernet in our results since October 11, 2006, strong demand for broadband lease, IP VPN data products and enterprise voice services and positive foreign exchange fluctuations. The net effect of Fibernet on our consolidated results was $99 million and $22 million to the GCUK Segment revenues for 2007 and 2006, respectively.

We are seeing strong interest in our IP services and as a result we continue to win new business. Many government agencies and enterprises are at or nearing the point when they will refresh their more traditional technologies and take advantage of converged IP services. However, the telecommunications market in the UK remains highly competitive and the combination of attrition by existing customers and pricing pressures both for new business and renewals of existing customers has caused revenues to increase modestly excluding the impact of the Fibernet acquisition and positive foreign exchange impacts.

Two of GCUK’s principal customer relationships are with OGC buying solutions, with which GCUK has a framework contract for the provision of a managed telecom service, and with Camelot, the current holder of the license to operate the UK National Lottery. The managed telecom service contract was for an initial term of 10 years; this term was initially extended until the end of December 2008 and, in June 2007, was further extended until the end of December 2011. Camelot’s current license to operate the National Lottery expires in January 2009. On August 31, 2007, Camelot entered into an enabling agreement with the National Lottery Commission which officially appoints Camelot as operator of the National Lottery for a 10 year period from February 2009. On October 9, 2007, Camelot announced its intention to replace its existing landline-based ISDN network supplied by GCUK with a broadband satellite communications network supplied by another service provider. Camelot’s plans are to start the migration of the network in March 2008 and complete it during 2009. Although the precise impact on GCUK will depend on the details and timing of Camelot’s actual network transition, we expect that revenue from our relationship with Camelot will decline substantially through the third and fourth quarters of 2008 and the first quarter of 2009. Our revenue from sales to Camelot was approximately $52 million during the year ended December 31, 2007.

2006 Compared to 2005

Revenues for our GCUK Segment increased in 2006 compared with 2005 primarily as a result of increases in its enterprise, carrier data and indirect sales channels as well as increases in its carrier voice sales channel. The increase in its enterprise, carrier data and indirect sales channels was primarily driven by the net effect of Fibernet on our consolidated results of $22 million in 2006. Carrier voice revenues increased primarily due to increased sales volumes from new and existing customers including contract novations from ROW Segment entities.

Adjusted Cash EBITDA

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2006	2005
	(in millions)				(in millions)
GCUK
Adjusted Cash EBITDA	$147	$93	$54	58%	$93	$113	$(20)	(18)%

2007 Compared to 2006

Adjusted Cash EBITDA in this segment increased in 2007 compared with 2006 primarily as a result of the increase in revenue mainly driven by the inclusion of Fibernet and positive foreign exchange fluctuations described above, partially offset by higher access charges resulting from additional usage volume, and higher costs for our real estate, network and operations and SG&A expenses. The higher real estate, network and operations costs and SG&A expenses resulted primarily from higher employee-related costs and higher facilities-based expenses. The increase in employee-related costs resulted from increased headcount driven by the Fibernet acquisition and higher commissions paid to sales employees. In addition, included in the comparison are higher employee severance charges of $2 million related to our May 10, 2007 restructuring plan. The higher facilities based expenses were driven by higher facilities rent and facilities maintenance.

2006 Compared to 2005

Adjusted Cash EBITDA in this segment decreased in 2006 compared with 2005 as a result of higher access charges, primarily resulting from the increase in revenue described above, and higher costs for our real estate, network and operations and SG&A expenses. The higher real estate, network and operations and SG&A expenses resulted primarily from (i) an $11 million relative increase in real estate expenses predominantly for technical sites primarily as a result of receiving an $8 million real estate rebate in 2005 and (ii) a $9 million increase in expenses as a result of including Fibernet in our results since October 11, 2006. This increase was partially offset by lower employee-related costs and a decrease in professional fees predominantly related to legal and accounting. Lower employee-related costs were driven by a decrease in cash compensation as a result of recording no annual bonus program accrual for 2006 and accruing other compensation expenses at significantly lower rates than 2005 as a result of not achieving 2006 financial targets.

GC Impsat Segment

Revenue

Year Ended December 31, 2007
(in millions)
GC Impsat
Enterprise, carrier data and indirect channels	$215
Carrier voice	6
Intersegment revenues	8

$229

Prior to our acquisition of Impsat on May 9, 2007, our GC Impsat Segment had no revenue generating activities and consisted of a holding company that issued the GC Impsat Notes in anticipation of consummating the acquisition of Impsat.

Adjusted Cash EBITDA

Year Ended December 31, 2007
(in millions)
GC Impsat
Adjusted Cash EBITDA	$52

Adjusted Cash EBITDA for our GC Impsat Segment for 2007 comes from the inclusion of Impsat in our results since May 9, 2007.

As part of our integration strategy, during 2007 we transferred a Latin American subsidiary from our ROW Segment to our GC Impsat Segment. We anticipate transferring other Latin American subsidiaries from our ROW Segment to our GC Impsat Segment during 2008 and 2009.

ROW Segment

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2006	2005
	(in millions)				(in millions)
ROW
Enterprise, carrier data and indirect channels	$1,007	$807	$200	25%	$807	$662	$145	22%
Carrier voice	446	606	(160)	(26)%	606	774	(168)	(22)%
Other	5	8	(3)	(38)%	8	106	(98)	(92)%
Intersegment revenues	5	—	5	NM	—	—	—	NM

	$1,463	$1,421	$42	3%	$1,421	$1,542	$(121)	(8)%

2007 Compared to 2006

Revenues for our ROW Segment increased in 2007 compared with 2006 resulting from strong demand for higher margin enterprise voice and broadband lease and IP VPN data products. This increase in enterprise, carrier data, and indirect sales channels revenue was partially offset by decreased lower margin carrier voice revenues as a result of decreases in sales volumes due to our strategy to reduce our emphasis on this market. Our sales volume related to U.S. domestic long distance voice services declined by approximately 27% in 2007 compared with 2006, while our average pricing for our U.S. domestic long distance voice services was flat in 2007 compared with 2006. We expect our carrier voice sales channel revenue to remain relatively flat going forward.

2006 Compared to 2005

Revenues for our ROW Segment decreased in 2006 compared with 2005 primarily as a result of decreases in carrier voice revenues and the sales of our Trade Voice and SBG businesses on May 3, 2005 and December 31, 2005, respectively. This decrease was partially offset by increases in enterprise, carrier data and indirect sales channels revenues. The decrease in carrier voice revenues was driven by reductions in sales volume and prices. Our sales volume related to U.S. domestic long distance voice services declined by more than 10%. In addition, our average pricing for our U.S. domestic long distance voice services base decreased approximately 5% and average pricing for our international long distance services decreased at a greater rate.

The increase in enterprise, carrier data and indirect sales channels revenues were the result of obtaining new customers and existing customer base volume growth in specific enterprise and carrier target markets. There was a modest increase in revenue related to sales through indirect channels as a result of entering into additional agreements with system integrators and application service providers. The increase in revenue was moderated by declines in prices for certain telecommunications services as well as customer attrition. Prices for basic data services, such as transport services (i.e. international private line and wavelength services) and internet access services declined approximately 20%, while prices for advanced data services such as IP VPN services and managed solutions were flat. Prices for enterprise voice services declined approximately 5%.

Adjusted Cash EBITDA

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006			2006	2005
	(in millions)				(in millions)
ROW
Adjusted Cash EBITDA	$(25)	$(118)	$(93)	(79)%	$(118)	$(177)	$(59)	(33)%

2007 Compared to 2006

Adjusted Cash EBITDA in this segment improved in 2007 compared with 2006 as a result of the increases in revenue from growth in our enterprise, carrier data and indirect sales channels, lower access costs driven by lower carrier voice sales volume, and lower facilities-based expenses driven by a decrease in restructuring charges, primarily due to accrual reversals of $10 million and $31 million, respectively. The accrual reversals were the result of the settlement of existing real estate lease agreements for technical facilities during 2007 and the decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our European collocation business. This increase was partially offset by higher employee severance charges of $8 million related to our May 10, 2007 restructuring plan, increased salaries driven by increased headcount and other non-restructuring severance and higher commissions paid to sales employees

2006 Compared to 2005

Adjusted Cash EBITDA in this segment improved in 2006 compared with 2005 primarily as a result of lower access charges, primarily resulting from the decrease in revenue described above, and lower costs for real estate, network and operations and SG&A expenses. The lower real estate, network and operations and SG&A expenses resulted primarily from (i) a $23 million relative decrease in restructuring expenses primarily due to the recognition in the first quarter of 2005 of additional facility closure restructuring charges as a result of a reduction in our estimated sublease payments for the 2003 and prior restructuring plans and (ii) lower employee-related costs of $55 million as well as a decrease in professional fees predominantly related to legal and accounting. The lower employee-related costs were driven by a decrease in cash compensation as a result of recording no annual bonus program accrual for 2006 and accruing other compensation expenses at significantly lower rates than 2005 as a result of not achieving 2006 financial targets.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At December 31, 2007, our available liquidity consisted of $397 million of unrestricted cash and cash equivalents. At December 31, 2007, we also held $53 million in restricted cash and cash equivalents. This restricted cash and cash equivalents is primarily comprised of (i) cash collateral for letters of credit originally issued under our $55 million working capital facility that remain outstanding after termination of that facility in the second quarter of 2007 and (ii) the debt service reserve fund for the GC Impsat Notes. Our available liquidity includes net cash provided by financing activities of $283 million during the year ended December 31, 2007.

During 2007, we posted a net operating loss of $141 million and had net cash used in operating and investing activities of $345 million. Our net operating loss included a $10 million charge as a result of the May 10, 2007 restructuring plan and a $31 million restructuring reserve release due to a change in use of previously idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our new European collocation business. Cash flows used by operating and investing activities included the following items not expected to impact future years: (i) $76 million for the purchase price of Impsat; (ii) $11 million for the cash collateralization of existing letters of credit; and (iii) $22 million due to the placement of a portion of the GC Impsat Notes proceeds into a restricted debt service reserve account. In addition, operating cash flows for the period were impacted by a significant reduction in days payable outstanding with key access vendors, as well as $12 million in severance payments ($9 million as a result of the May 10, 2007 restructuring plan; $1 million as a result of the 2006 restructuring plan and $2 million related to other severance payments). Offsetting these factors, during 2007 we received $174 million of cash from the sale of IRUs and prepayment of services representing a $106 million improvement versus 2006.

During 2008 we expect our unrestricted cash and cash equivalents to decrease between $85 million and $35 million. This expectation is based in part on raising capital leases and other forms of equipment financing in amounts greater than those arranged in 2007. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. This could prove more difficult given recent adverse changes in the credit markets generally and the reduced level of budgeted gross capital expenditures in 2008. We expect the decline in our cash and cash equivalents to occur in the first half of the year, with the second half generating modest cash inflows. The expected improvement in cash flows in the second half of the year as compared to the first reflects the benefits of the anticipated revenue growth discussed in “—2008 Outlook,” above, as well as a disproportionate amount of capital expenditures being planned for the first half of the year.

Intra-quarter and working capital variability significantly impact our cash flows. In addition, our cash usage during 2008 will depend on the sale of IRUs, which individually involve large dollar amounts and long sales cycles and are therefore difficult to predict. Our forecasted cash usage for 2008 contemplates significantly lower sales of IRUs and prepaid services as compared to the $174 million in 2007. This anticipated decrease is due in part to the absence of major construction projects contracted for in 2008 in which a particular customer funds the cost to build a significant network segment in exchange for capacity or dark fiber on that segment. However, IRU sales could exceed our expectations as incumbent carriers and new entrants continue to seek to deploy networks to offer triple and quad play services (i.e., retail Internet access, television, and landline and wireless telephone services) around the globe.

Beyond 2008, we expect our operating results to continue to improve as a result of the continued growth of our higher margin enterprise, carrier data and indirect channels business, including the economies of scale expected to result from such growth, and from ongoing cost reduction initiatives to optimize the access network and effectively lower unit prices. Over time, we expect these improvements to more than offset the increased interest expense resulting from the significant increase in our debt balance. Thus, in the long-term we expect to generate positive cash flow from operating and investing activities.

As a result of recent financing activities, the vast majority of our long-term debt matures after 2010. With regard to our major debt instruments, (i) the $144 million original principal amount of our 5% Convertible Notes matures in 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share); (ii) $332 million of our Term Loan Agreement is due at final maturity in 2012; (iii) the $513 million original principal amount of the GCUK Notes matures in 2014; and (iv) the $225 million original principal amount of the GC Impsat Notes matures in 2017. We also have approximately $22 million of bonds issued by GC Impsat’s Colombian subsidiary which mature 50% in December 2008 and 50% in December 2010, which bonds we anticipate refinancing. If cash on hand at the time any of these debt instruments mature is insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time. The liquidity crisis that began in 2007 as a result of the collapse of the subprime mortgage market has adversely impacted global credit markets and, if it continues, could make it more difficult for us to obtain debt financing.

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon intercompany transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world and are subject to legal and contractual restrictions affecting their ability to make intercompany funds transfers. Such legal restrictions include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the expatriation of funds that are particularly prevalent in Latin America. Contractual restrictions on intercompany funds transfers include limitations in our major debt instruments on the ability of our subsidiaries to make dividend and other payments on equity securities, as well as limitations on our subsidiaries’ ability to make intercompany loans. These contractual restrictions arise under our major debt instruments, each of which is generally limited in application to one of our segments (e.g., the restrictions in the Term Loan Agreement apply to the ROW Segment, the restrictions in the GCUK Notes indenture apply to the GCUK Segment, and the restrictions in the GC Impsat Notes indenture apply to the GC Impsat Segment). Thus, these contractual restrictions generally do not restrict intercompany funds transfers within a given segment, but rather significantly restrict intercompany funds transfers from one segment to another. Each such debt instrument includes exceptions which allow a limited amount of intercompany loans to entities in other segments.

At December 31, 2007, unrestricted cash and cash equivalents were $47 million, $66 million, and $284 million at our GCUK, GC Impsat and ROW Segments, respectively. Unlike our GCUK and GC Impsat Segments, our ROW Segment has historically generated significant negative cash flows from operations. However, this segment is experiencing strong revenue growth in the higher margin enterprise, carrier data and indirect sales channels. GCUK has in the past served as a source of funding for us and our other subsidiaries. During 2006, GCUK made net loans to our Global Crossing Europe Limited (“GCEL”), a ROW subsidiary, of approximately $50 million. These intercompany loans are guaranteed by GCL, accrue a market-related interest rate, and are denominated in United States dollars and mature five business days prior to the maturity of the principal outstanding of the GCUK Notes. On April 11, 2007 the GCUK board of directors approved an additional $15 million loan which could be made to GCEL during the second quarter of 2007 and $5 million was extended under this approval, which GCEL repaid prior to the end of June. This commitment has subsequently elapsed. Although operational constraints require us to maintain significant minimum cash balances in each of our segments, we believe that our segments’ unrestricted cash balances are sufficient to enable us to reach the point of generating recurring positive cash flow from operating, and investing activities.

The vast majority of our assets other than the assets of our GC Impsat Segment have been pledged to secure our indebtedness, and the GC Impsat Notes indenture contains an “equal and ratable” provision which generally requires GC Impsat to provide the holders of the GC Impsat Notes with an equal and ratable lien if GC Impsat pledges its assets to secure other indebtedness. A failure to comply with the covenants contained in any of our loan instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would adversely affect our rights under other commercial agreements and have a material adverse effect on our business, results of operations and financial condition. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under a capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain debt instruments.

Indebtedness

At December 31, 2007, we had $1,275 million of indebtedness outstanding (including the current portion of long term debt and short term debt), consisting of $517 million of GCUK Notes, $144 million of 5% Convertible Notes, $225 million of GC Impsat Notes, $348 million under the Term Loan Agreement and $41 million of other debt.

Below are summaries of our principal debt instruments outstanding at December 31, 2007. We are in compliance with all covenants under our material debt agreements and expect to continue to be in compliance. However, certain of our debt and capital lease agreements contain non-financial covenants which require specific tracking and reporting procedures for the physical location of the leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease agreements. At December 31, 2007, these non-financial covenants have not been met for debt and lease agreements representing $85 million of indebtedness. We have received a waiver for approximately $79 million of such non-compliance through January 1, 2009 assuming certain milestones are achieved. We have achieved all milestones as of December 31, 2007, and expect to achieve the remaining milestones and become compliant prior to the deadline. The remaining balances have been classified as current liabilities at December 31, 2007.

GCUK Senior Secured Notes

On December 23, 2004 GCUK Finance, issued $200 million in aggregate principal amount of 10.75% U.S. dollar denominated senior secured notes due 2014 and 105 million pounds sterling aggregate principal amount of 11.75% pounds sterling denominated senior secured notes due 2014. The U.S. dollar and sterling denominated notes were issued at a discount of approximately $3 million and 2 million pounds sterling, respectively, which resulted in our receiving gross proceeds, before underwriting fees, of approximately $398 million. The GCUK Notes mature on the tenth anniversary of their issuance. Interest is payable in cash semi-annually on June 15 and December 15.

On December 28, 2006, GCUK Finance issued an additional 52 million pounds sterling aggregate principal amount of pound sterling denominated GCUK Notes. The additional notes were issued at a premium of approximately 5 million pounds sterling, which resulted in our receiving gross proceeds, before underwriting fees, of approximately $111 million.

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

Within 120 days after the end of each year, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. In respect to the 2007 Annual Repurchase Offer, GCUK anticipates making an offer of approximately $3 million for the same period.

A loan or dividend payment by GCUK to the Company and its affiliates is a restricted payment under the indenture governing the GCUK Notes. Under the indenture, such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test; (ii) may generally be made only within ten business days of consummation of each Annual Repurchase Offer; and (iii) would generally be limited to 50% of Designated GCUK Cash Flow plus the portion, if any, of the applicable Annual Repurchase Offer that the holders of the notes decline to accept. In addition, so long as GCUK is not then in default under the indenture, GCUK may make up to 10 million pounds sterling (approximately $20 million) in the aggregate in restricted payments in excess of 50% of Designated GCUK Cash Flow for a given period; provided that any such excess payments shall reduce the amount of restricted payments permitted to be paid out of future Designated GCUK Excess Cash Flow. Prior to the conversion of the Mandatorily Convertible Notes (see Term Loan Agreement and Other Financing Activities below), loans from GCUK made to us or our other subsidiaries were subordinated to the payment of obligations under the Mandatorily Convertible Notes. Any future loans from GCUK made to us or our other subsidiaries must be subordinated to the payment of obligations under the $350 million Term Loan Agreement. The terms of any inter-company loan by GCUK to us or our other subsidiaries are required by the GCUK Notes indenture to be at arm’s length and must be agreed to by the board of directors of GCUK, including its independent members. In the exercise of their fiduciary duties, GCUK’s directors will require GCUK to maintain a minimum cash balance in an amount they deem prudent.

5% Convertible Notes

On May 30, 2006, we completed a public offerings of $144 million aggregate principal amount of 5% convertible senior notes due 2011 for total gross proceeds of $144 million. The 5% Convertible Notes rank equal in right of payment with any other senior indebtedness of Global Crossing Limited, except to the extent of the value of any collateral securing such indebtedness. The notes were priced at par value, mature on May 15, 2011, and accrue interest at 5% per annum, payable semi-annually on May 15 and November 15 of each year. The 5% Convertible Notes may be converted at any time prior to maturity at the option of the holder into shares of our common stock at a conversion price of approximately $22.98 per share. At any time prior to maturity, we may unilaterally and irrevocably elect to settle our conversion obligation in cash and, if applicable, shares of our common stock, calculated as set forth in the indenture governing the 5% Convertible Notes. During the twelve months ended May 20, 2009 and May 20, 2010, we may redeem some or all of the 5% Convertible Notes for cash at a redemption price equal to 102% and 101%, respectively, of the principal amount being redeemed, plus accrued and unpaid interest. We have no right to redeem the 5% Convertible Notes prior to May 20, 2008. We may be required to repurchase, for cash, all or a portion of the notes upon the occurrence of a fundamental change (i.e., a change in control or a delisting of our common stock) at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of our common stock in a transaction constituting a fundamental change.

Concurrent with the closing of the 5% Convertible Notes offering we purchased a portfolio of U.S. treasury securities with total face value of $21 million for $20 million, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes. At December 31, 2007 and 2006, these securities are included in prepaid costs and other current assets (approximately $7 million and $7 million, respectively) and other assets (approximately $3 million and $10 million, respectively). The remaining net proceeds will be used for general corporate purposes, which may include the acquisition of assets or businesses that are complementary to our existing business.

GC Impsat Notes

On February 14, 2007, GC Impsat, a wholly owned subsidiary of GCL, issued $225 million in aggregate principal amount of GC Impsat’s 9.875% senior notes due February 15, 2017. Interest is payable in cash semi annually in arrears every February 15 and August 15 commencing August 15, 2007. The proceeds of the offering were used to finance a portion of the purchase price (including the repayment of indebtedness) of our acquisition of Impsat, which was consummated on May, 9, 2007 (see Note 4 to our consolidated financial statements included in this annual report on Form 10-K). Pursuant to a pledge and security agreement, entered into on the date of the acquisition, GC Impsat maintains a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments ($22 million) on the GC Impsat Notes until certain cash flow metrics have been met. The amounts included in the debt service account are included in long term restricted cash and cash equivalents.

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

After giving effect to the refinancing of approximately $216 million of debt assumed in the acquisition of Impsat with the proceeds from the issuance of the GC Impsat Notes and other cash, at December 31, 2007 the primary debt of Impsat that remains outstanding is approximately $22 million of bonds issued by Impsat’s subsidiary in Colombia. These bonds bear interest at the Colombian consumer price index plus 8%. The Colombia Bonds are repayable 50% in December 2008 and 50% in December 2010. We are investigating potential options for refinancing the Colombia Bonds.

Term Loan Agreement

On May 9, 2007, we entered into a senior secured term loan agreement with Goldman Sachs Credit Partners L.P. and Credit Suisse Securities (USA) LLC pursuant to which we borrowed $250 million on that date. The Term Loan Agreement was amended on June 1, 2007 to, among other things, provide for the borrowing of an additional $100 million on that date. These term loans (i) mature on May 9, 2012, with amortization of 0.25% of principal repayable on a quarterly basis and the remaining principal due at maturity, (ii) bear interest at LIBOR plus 6.25% per annum payable quarterly, (iii) have repayment premiums of 103% in the first year, 102% in the second year and 101% in the third year, and (iv) are guaranteed by all of our subsidiaries and secured by substantially all the assets of us and our subsidiaries, in each case other than those subsidiaries forming part of our Latin American operations or our GCUK Segment. The Term Loan Agreement limits our and the guarantor subsidiaries’ ability, among other things, to: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions; (3) make certain investments or other restricted payments; (4) enter into arrangements that restrict dividends or other payments to us from our restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of our assets. All of these limitations are subject to a number of important qualifications and exceptions set forth in the Term Loan Agreement. In addition, the Term Loan Agreement includes financial maintenance covenants requiring our ROW Segment to maintain a minimum consolidated cash balance at all times and requiring us to maintain, as of the end of each fiscal quarter starting with June 30, 2008, a maximum ratio of consolidated debt to a designated measure of consolidated earnings.

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

A portion of the proceeds of the Term Loan Agreement was immediately used to repay in full our $55 million working capital facility with Bank of America, N.A (and other lenders), to cash collateralize $29 million of letters of credit previously issued under the facility (or replacement thereof), and to fund a portion of the Impsat acquisition. The working capital facility has been terminated and no further extensions of credit will be made thereunder. Approximately $2 million of unamortized deferred financing fees related to the working capital facility were expensed in other income (expense), net in the consolidated statement of operations in 2007. The remaining net proceeds of the Term Loan Agreements are being used for working capital and general corporate purposes, which may include the acquisition of assets or businesses that are complimentary to our existing business.

In satisfaction of an obligation under the Term Loan Agreement, in July 2007 we entered into an agreement to mitigate the risk arising from the floating rate debt by hedging the term loans against interest risk volatility. As of December 31, 2007, the hedge consists of two types of instruments: an interest rate swap for approximately one year of floating (LIBOR + 6.25%) for fixed rate debt having a notional amount of $347 million, and interest rate caps for the ensuing two years having notional amounts between $340 million and $344 million.

Other Financing Activities

During 2007 we entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $15 million. These agreements have terms that range from 24 to 36 months and annual interest rates that generally range from 2.8% to 12%, with a weighted average effective interest rate of 5.5%. In addition, we also entered into various capital leasing arrangements that amounted to $73 million. These agreements have terms that range from 10 to 52 months and range generally from 5.5% to 15.8% with a weighted average effective interest rate of 9.2%.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Year Ended December 31,		$ Increase/ (Decrease)
	2007	2006
	(in millions)
Net cash flows used in operating activities	$(15)	$(63)	$48
Net cash flows used in investing activities	(330)	(157)	(173)
Net cash flows provided by (used in) financing activities	283	455	(172)

Net increase (decrease) in cash and cash equivalents	$(62)	$235	$(297)

Cash Flows from Operating Activities

Cash flows used by operating activities decreased in 2007 compared with 2006 primarily as a result of additional cash receipts received from the sale of IRUs and prepayment of services. During 2007 we received $174 million of cash receipts from the sale of IRUs and prepayment of services, including $42 million related to the acceleration of maintenance payments due under previously sold IRUs, compared with $68 million during 2006. As discussed above in “- 2008 Outlook,” we expect our receipts from the sale of IRUs and prepayments of services to significantly decrease in 2008 compared with 2007. Cash used by operating activities in 2007 compared with 2006 was negatively impacted by: (i) a reduction in days payable outstanding with key access vendors; (ii) an increase in interest payments for debt incurred since September 30, 2006 including the Term Loan Agreement issued in 2007, additional GCUK Notes issued in December 2006 and additional capital leases; and (iii) increased restructuring payments primarily driven by the May 10, 2007 restructuring plan.

Cash Flows from Investing Activities

Cash flows used in investing activities increased in 2007 compared with 2006 primarily as a result of: (i) $115 million of additional capital purchases primarily due to increased network capacity purchases due to strong customer demand and capital purchases by Impsat since May 9, 2007; and (ii) a $65 million increase in the change in restricted cash and cash equivalents primarily as a result of the collateralization of letters of credit issued under the Bank of America working capital facility upon retirement of that facility and the requirement under the GC Impsat Notes indenture to maintain a debt service reserve account for benefit of the note holders equal to two interest payments.

Cash Flows from Financing Activities

Cash flows provided by financing activities decreased in 2007 compared with 2006 primarily as a result of: (i) $147 million less net cash inflow from financings after repayment of debt obligations; and (ii) $24 million of additional principal payments for capital lease obligations. We have entered into significant capital lease agreements since January 1, 2007 to finance property and equipment purchases and expect to continue to enter into significant additional capital leases in the future.

Contractual Cash Commitments

The following table summarizes our contractual cash commitments at December 31, 2007:

In millions	Total	Less than 1 year (2008)	1-3 years (2009-2010)	3-5 years (2011-2012)	More than 5 years
Long-term debt obligations(1)	$1,953	$161	$286	$556	$950
Capital lease obligations	227	62	89	20	56
Operating lease obligations	1,086	105	191	181	609
Pension obligations(2)	3	3	—	—	—
Purchase obligations(3)	1,278	531	353	129	265

Total	$4,547	$862	919	$886	$1,880

(1)

Amount does not include any principal payments for the 5% Convertible Notes. See “—Liquidity and Capital Resources” for further information related to the 5% Convertible Notes and the circumstances under which principal and cash interest could be payable thereunder. The principal repayment of the GCUK Notes of approximately $513 million includes $3 million and $510 million in the “Less than 1 year” and “More than 5 years” section of the table, respectively. The $3 million represents the portion of the Designated GCUK Cash Flow we expect to offer holders of the GCUK Notes within 120 days of December 31, 2007. As the Designated GCUK Cash Flow will vary from period to period and we have not predicted early purchases of the GCUK Notes beyond 2007. The pound sterling interest and principal due for the GCUK Notes have been exchanged for all periods at the December 31, 2007 year end rate of 1.9929 U.S. dollars to one pound sterling.

(2)

Amount relates to our current expected funding requirements in 2007 related to our defined benefit pension plans. Funding amounts will vary yearly based on actuarial assumptions, company funding policy and statutory funding requirements and therefore we have not included amounts beyond 2008.

(3)

Amounts represent contractual commitments with third parties to purchase network access services ($453 million), maintenance services for portions of our network and information technology ($366 million), other purchase order commitments ($315 million), rental payments for restructured properties ($126 million), and deferred reorganization costs related to our bankruptcy proceedings ($18 million).

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of December 31, 2007 and 2006, our receivables related to our carrier sales channels represented approximately 43% and 56%, respectively, of our consolidated receivables. Also as of December 31, 2007 and 2006, our receivables due from various agencies of the U.K. Government together represented approximately 14% and 15%, respectively, of our consolidated receivables.

Currency Risk

The Venezuelan government has fixed the bolívar’s value to the U.S. dollar at Bs. 2,150 = $1.00, which represents a value significantly greater than the bolívar’s prevailing value on the parallel market. As Venezuelan currency exchange control regulations do not permit us to exchange our cash and cash equivalents in local currency into U.S. dollars at the official rate without specific governmental authorizations, these regulations adversely affect our exchange rate risks for all dollar-denominated liabilities owed by our Venezuelan operating subsidiaries and our ability to receive dividends or other funds transfers from those subsidiaries. As of December 31, 2007, approximately $25 million of our cash and cash equivalents were held in Venezuelan bolivars.

Off-Balance Sheet Arrangements

As of December 31, 2007 we did not have any off-balance sheet arrangements outstanding. The previously issued Bank of America standby letters of credit were collateralized by cash received from the issuance of the $350 million senior secured term loans at the time that the Bank of America working capital facility was retired during the second quarter of 2007.

Recently Issued Accounting Pronouncements

See Note 2, “Basis of Presentation and Significant Accounting Policies” and Note 15, “Income Tax”, to the accompanying consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition, where applicable.

Discontinued Operations

Prior to August 13, 2004, we owned a business segment engaged in the subsea cable installation and maintenance business: Global Marine. During the third quarter of 2004, we completed the sale of Global Marine to Bridgehouse for consideration of $1 million. No gain or loss was recorded on the sale. During the third quarter of 2005, we completed the transfer of our forty-nine percent shareholding in SBSS, a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration of $14 million and recognized a gain of $8 million on the sale. For the year ended December 31, 2005, we recognized $9 million of income from discontinued operations including the $8 million gain on the sale of our equity interest in SBSS.

Restructuring Activities

2007 Restructuring Plans

During 2007, we implemented initiatives to generate operational savings which included organizational realignment and functional consolidation resulting in the involuntary separation of approximately 220 employees. As a result of these initiatives, during 2007 we incurred a charge of $10 million for one-time severance and related benefits which is included in selling, general and administrative expenses in the consolidated statement of operations. On a segment basis, $2 million and $8 million were recorded to the GCUK and ROW Segments, respectively. As of December 31, 2007, the remaining liability related to these initiatives was approximately $1 million, all related to the ROW Segment.

We adopted a restructuring plan as a result of the Impsat acquisition (see Note 4, “Acquisitions,” to the accompanying consolidated financial statements) under which redundant Impsat employees were terminated. As a result we incurred cash restructuring costs of approximately $7 million for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of December 31, 2007, the remaining liability related to these initiatives was approximately $7 million, all related to the Impsat Segment.

2006 Restructuring Plan

During 2006, we adopted a restructuring plan as a result of the Fibernet acquisition (see Note 4, “Acquisitions,” to the accompanying consolidated financial statements) under which redundant Fibernet employees were terminated and certain Fibernet facility lease agreements will be terminated or restructured. As a result of these efforts we incurred cash restructuring costs of approximately $3 million for severance and related benefits in connection with anticipated workforce reductions and $4 million for real estate consolidation. At December 31, 2007, there is approximately $3 million of restructuring liabilities remaining all for real estate consolidation. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. It is anticipated that payment in respect of the restructuring activities will continue through 2017 for real estate consolidation.

During 2007, adjustments to the facilities closure liability resulted in an increase of $3 million to accrued restructuring costs, and a corresponding $3 million increase to goodwill, as compared to our preliminary allocation of the acquisition costs of Fibernet.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $153 million as of December 31, 2007), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2007, anticipated third party sublease receipts were $130 million, representing $67 million from subleases already entered into and $63 million from subleases projected to be entered into in the future.

Included in the $76 million of deductions in 2007 is approximately $10 million related to the settlement and termination of existing real estate lease agreements for technical facilities, $33 million related to the decision to change the use of restructured facilities from idle assets to productive assets, including $31 million related to the development of our European collocation business, with the remainder related to third-party lease payments net of third-party subleases receipts. Upon the changes in use, the restructuring reserve for the facilities was released. If we change the use of any other restructured facilities, we will release the related restructuring reserve.

During the year ended December 31, 2006, we decreased our restructuring facility reserve for facility closings by $37 million. Included in the $37 million of deductions in 2006 were approximately $6 million related to the purchase of a partially restructured technical facility and approximately $31 million related to third-party lease payments net of third party sublease receipts. Upon transfer of ownership of the technical facility, our building lease obligation and remaining facilities closing reserves were extinguished.

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

Interest Rate Risk

The table below provides information about our interest rate sensitive financial instruments and constitutes a “forward looking statement.” For future indebtedness, to the extent we are subject to interest rate risk, our policy is to manage interest rates through use of a combination of fixed and floating rate debt. Interest rate swaps or other derivatives may be used to adjust interest rate exposures when appropriate based upon market conditions. Our objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flow associated with such changes.

	Principal (Notional Amount by Expected Maturity)						December 31, 2007		December 31, 2006
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value	Total	Fair Value
	(in millions)
LONG TERM DEBT (INCLUDING CURRENT PORTION)

Fixed Rate	$11	$4	$1	$150	$—	$735	$901	$921	$938	$1,137
Average interest rates	8.5%	8.6%	8.1%	9.7%	10.8%	10.8%

Variable Rate

Term Loan Agreement	$4	$4	$4	$4	$332	$—	$348	$348	—	—
Average interest rates(1)

Colombian Notes	$11	$—	$11	$—	$—	$—	$22	$22	—	—
Average interest rates(2)

(1)	The interest rate is LIBOR + 6.25% which was a total of 11.2% as of December 31, 2007.
(2)	The interest rate is the Colombian consumer price index +8% which was a total of 13.7% as of December 31, 2007.

The term loans under the Term Loan Agreement (i) mature on May 9, 2012, with amortization of 0.25% of principal repayable on a quarterly basis and the remaining principal due at maturity, and (ii) bear interest at LIBOR plus 6.25% per annum payable quarterly.

In satisfaction of the obligation under the Term Loan Agreement, we entered into an agreement in July 2007 to mitigate the risk arising from the floating rate debt by hedging the term loans against interest risk volatility. As of December 31, 2007, the hedge consists of two types of instruments: interest rate swaps and interest rate caps.

The table below discloses the key terms of the hedge:

Hedging Instruments	Effective date	Termination date	Fixed Swap Rate/ Cap Strike Rate	Notional Amount (in millions)	December 31, 2007 Fair Value Assets (liabilities)
Interest Rate Swap	11/9/2007	2/11/2008	5.375%	$347	$(1)
Interest Rate Swap	2/11/2008	5/9/2008	5.375%	$347	$—
Interest Rate Cap	5/9/2008	5/11/2009	5.75%	$344	$—
Interest Rate Cap	5/11/2009	11/9/2009	6.25%	$342	$—
Interest Rate Cap	11/9/2009	5/10/2010	6.75%	$340	$—

As a result of the Impsat acquisition, we assumed notes that bear a variable interest rate that is based on the Colombian consumer price index plus 8%. The Colombian Bonds are repayable 50% in December 2008 and 50% in December 2010. At December 31, 2007, the carrying value of the Colombian Bonds is $22 million.

Foreign Currency Risk

The table below provides information about our financial instruments subject to currency risk and constitutes a “forward looking statement.”

	Principal (Notional Amount by Expected Maturity)						December 31, 2007		December 31, 2006
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value	Total	Fair Value
	(in millions)
LONG TERM DEBT (INCLUDING CURRENT PORTION)
Swiss Francs	$—	$—	$—	$6	$—	$—	$6	$6	—	—
Average interest rates	11.5%	11.5%	11.5%	11.5%

Colombian Pesos	$11	$—	$11	$—	$—	$—	$22	$22	—	—
Average interest rates(1)

British Pounds	$2	$—	$—	$—	$—	$311	$313	$313	$308	$333
Average interest rates	11.75%	11.75%	11.75%	11.75%	11.75%	11.75%

(1)	The interest rate is the Colombian consumer price index +8% which was a total of 13.7% as of December 31, 2007.

During 2006 we entered into a foreign exchange forward contract with ABN AMRO bank related to our Fibernet acquisition. At inception, $97 million was exchanged for approximately 52 million pounds sterling. The purpose of the contract is to mitigate the foreign exchange exposure related to the purchase price of Fibernet which was denominated in pounds sterling. In the 2006 statement of operations, we recorded an approximate $5 million loss related to the change in fair value of the contract in other income, net. The contract expired in January 2007 at which time we did not record a material charge to the statement of operations.

In order to better manage our foreign currency risk, we entered into a five-year cross- currency interest rate swap transaction which expires in 2009 with an affiliate of Goldman Sachs & Co. to minimize exposure of any dollar/sterling currency fluctuations related to interest payments on the $200 million U.S. dollar-denominated GCUK Notes. The swap transaction converts the U.S. dollars to pounds sterling at a rate of GBP1 to $1.945. The notional value of the cross-currency swap is equal to the U.S. dollar denominated GCUK Notes principal. At December 31, 2007 and 2006, the fair value of the cross-currency swap was a liability of $4 million and $5 million, respectively.

See “—Liquidity and Capital Resources,” for information on our indebtedness.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a) -15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting (as defined later in this Item 9A).

In connection with the preparation of this annual report on Form 10-K, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Management of GCL is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The scope of management’s evaluation excluded Impsat, which we acquired on May 9, 2007, pursuant to Frequently Asked Question No. 3 (Oct. 6, 2004) regarding Release No. 34-47986, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” (June 5, 2003). Accordingly, management’s assessment of our internal control over financial reporting does not include internal control over financial reporting of Impsat, which represented 24% of our consolidated total assets at December 31, 2007, and 10% of our consolidated revenues and 30% of our consolidated Adjusted Cash EBITDA for the year then ended. As described below, we have identified the following issues relating to Impsat.

Additional Information Regarding Impsat

As previously disclosed, and as discussed more fully in Item 3, “Legal Proceedings,” in October 2006, two Impsat employees were indicted by the Paraguayan Prosecutor’s Office in connection with an investigation relating to the contracting and bidding process at CONATEL, a public entity in Paraguay, which contracted with joint-venture entities in 2000 and 2001 in which Impsat was a participant. In conjunction with an agreement with the Prosecutor, the indictments against the Impsat employees have been conditionally dismissed.

Since the May 9, 2007 acquisition, we have been engaged in the process of integrating the Impsat business into our consolidated operations. As part of this process, management is conducting a review of the controls and procedures intended to ensure compliance with applicable laws in the United States and certain foreign countries in which Impsat operates, including the U.S. Foreign Corrupt Practices Act (“FCPA”). As part of this effort, we became aware of certain issues with respect to Impsat’s use of third-party agents, including the existence of two other government investigations (described below) related to Impsat, that were not known to us at the time of the May 9, 2007 acquisition.

•

In February 2003, as part of an investigation into contract procurement procedures at the Argentine Border Patrol (Gendarmería Nacional), an Argentine government agency with which Impsat had a longstanding contractual relationship, the Argentine Anti-Corruption Office (Oficina Anticorrupción) filed a complaint that resulted in the criminal indictment of four Impsat employees. The charges against all defendants were dismissed for lack of sufficient evidence in August 2007, and the dismissal became final and unappealable in September 2007.

•

The Colombian National Attorney General (Procuraduría General de la Nación (“NAG”)) published a decision in November 2007 (the “NAG Decision”) finding (as part of broader allegations unrelated to Impsat) that funds originated with Impsat had been used by a contractor retained by Impsat to bribe an official within Colombia’s homeland security agency (Departamento Administrativo de Seguridad (“DAS”)). Impsat retained the contractor in question in 2003 and paid him approximately $44,000 in 2004; we have not been able to determine whether any of these funds went to DAS officials. The NAG Decision included a referral of the report and its findings to the criminal prosecutor, and the referral included specific reference to Impsat. One DAS official has been criminally convicted in connection with a related investigation, and criminal proceedings are pending against two other individuals (including a former senior official at DAS).

After learning of these investigations, we commenced an internal review of certain agent relationships and government contracts and potential unauthorized payments in Latin American countries, and have engaged outside counsel and accounting advisors to assist in the review. Additionally, in connection with a post-acquisition deployment of Global Crossing’s ethics policy that included employee certifications of compliance, we were informed by two Impsat employees that, in 2005 and 2006, Impsat made payments of approximately $19,000 to a government official to allow performance of construction work notwithstanding the fact that required permits were not obtained.

The facts developed in our review to date show that: first, although Impsat had policies in place prior to our May 9, 2007 acquisition relating to FCPA compliance and contracting with third-party agents, those policies were not implemented; second, Impsat’s documentation relating to third-party agents and certain government contracts was not sufficient; and third, the corporate environment at Impsat did not reflect a sufficient focus by senior management on the promotion of, and compliance by the Company with, these policies. As of the date hereof, our review is ongoing, and may lead to the discovery of additional facts and/or violations of law.

Since the May 9, 2007 acquisition of Impsat, to enhance Global Crossing’s internal controls relating to the FCPA and other laws applicable to our business in Latin America, management has been in the process of implementing the following changes:

•

Adopting new policies and procedures for our Latin American operations covering the retention of third-party agents in connection with government contracts, which are intended to enhance FCPA compliance substantially and to ensure that any employees involved in any of the Company’s relationships with third-party agents, as well as the agents themselves, understand and agree to abide by the Company’s commitment to FCPA compliance. These policies and procedures, which are currently being implemented, are being reviewed further to determine sufficiency in response to the discovery of the issues described above;

•	Extending the Company’s ethics policy to all former Impsat employees who are employees of the Company and providing additional training;

•	Requesting all former Impsat employees who now work for the Company to review and certify compliance with the Company’s ethics policy;

•	Hiring an experienced director of external reporting and technical accounting within Impsat; and

•	Establishing and staffing a legal department and an internal audit department within Impsat separate from its other operational support groups.

In addition, we are in the process of developing and reviewing other ways to enhance our controls over compliance with the FCPA and other laws applicable to our business and to educate our workforce further concerning the ethical business practices expected of all Global Crossing employees, and to promote a culture throughout our global operations that espouses the values embodied in our ethics policy, including compliance with law and regulation. We will develop and implement other remediation plans as appropriate in connection with the investigation (or otherwise).

Our independent registered public accounting firm, Ernst & Young LLP, has audited and issued a report expressing its opinion on the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s report appears below in this Item 9A.

Changes in Internal Control over Financial Reporting

On October 11, 2006, we took control of Fibernet. During 2007, we migrated Fibernet’s financial reporting systems to Global Crossing’s SAP financial reporting system. We consider this migration a material change in our internal control over financial reporting.

On May 9, 2007, we acquired Impsat. We are currently in the process of incorporating Impsat’s internal controls into our control structure and migrating overlapping processes and systems to legacy Global Crossing processes and systems. We consider the ongoing integration of Impsat a material change in our internal control over financial reporting.

Except for the items noted above, there were no other material changes in our internal control over financial reporting during the year ended December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Global Crossing Limited

We have audited Global Crossing Limited’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Crossing Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Impsat Fiber Networks, Inc. and subsidiaries, which is included in the December 31, 2007 consolidated financial statements of Global Crossing Limited and constituted $648 million and $30 million of total and net assets, respectively, as of December 31, 2007 and $221 million and $16 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Global Crossing Limited also did not include an evaluation of the internal control over financial reporting of Impsat Fiber Networks, Inc. and subsidiaries.

In our opinion, Global Crossing Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Crossing Limited as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 of Global Crossing Limited, and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG

Iselin, New Jersey

March 7, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item 10 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2008. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this Item 11 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2008. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is contained in Item 5 above under the caption “Equity Compensation Plan Information.” The other information called for by this Item 12 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2008. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2008. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders to be held in June 2008. Such information is incorporated into this annual report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1. Financial Statements-Included in Part II of this Form 10-K:

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006.

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements

2. Financial Statement Schedules—Included in Part II of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts

3. Exhibit Index:

Exhibit Number	Exhibit

2.1	Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., Joint Provisional Liquidators of Global Crossing Ltd. and Global Crossing Holdings Ltd. (the “JPLs”), Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd., dated as of August 9, 2002 (incorporated by reference to Exhibit 2.12 of Global Crossing Ltd.’s 2001-2002 annual report on Form 10-K filed on December 8, 2003 (the “2002 10-K”)).

2.2	Amendment No. 1 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs, Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd. dated as of December 20, 2002 (incorporated by reference to Exhibit 2.13 of the 2002 10-K).

2.3	Amendment No. 2 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd, dated as of May 13, 2003 (incorporated by reference to Exhibit 2.14 of the 2002 10-K).

2.4	Amendment No. 3 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings, Ltd. and Singapore Technologies Telemedia Pte Ltd dated as of October 13, 2003 (incorporated by reference to Exhibit 2.15 of the 2002 10-K).

2.5	Amendment No. 4 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd dated as of November 14, 2003 (incorporated by reference to Exhibit 2.16 of the 2002 10-K).

2.6	Amendment No. 5 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd dated as of December 3, 2003 (incorporated by reference to Exhibit 2.17 of the 2002 10-K).

2.7	Disclosure Statement, including Proposed Plan of Reorganization of Global Crossing Ltd., dated as of October 21, 2002 (incorporated by reference to Global Crossing Ltd.’s Current Report on Form 8-K, filed on October 28, 2002).

Exhibit Number	Exhibit

2.8	Confirmation Order, dated as of December 26, 2002, confirming Global Crossing Ltd.’s Joint Plan of Reorganization (incorporated by reference to Exhibit 99.2 to Global Crossing Ltd.’s Current Report on Form 8-K, filed on January 10, 2003).

2.9	Asset Purchase Agreement by and between Global Crossing Telecommunications, Inc. and Matrix Telecom, Inc. dated as of March 19, 2005 (incorporated by reference to Exhibit 2.9 to GCL’s Quarterly Report on Form 10-Q, filed on May 10, 2005). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pursuant to this regulation, Global Crossing Limited (“GCL”) hereby agrees to furnish a copy of any such instrument to the SEC upon request.)

2.10	Asset Purchase Agreement between Global Crossing Holdings Limited (“GCHL”) and WestCom Corporation, dated as of March 25, 2005 (incorporated by reference to Exhibit 2.10 to GCL’s Quarterly Report on Form 10-Q, filed on May 10, 2005). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pursuant to this regulation, GCL hereby agrees to furnish a copy of any such instrument to the SEC upon request. GCL received approval of its request for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been filed separately with the SEC.)

2.11	Agreement and Plan of Merger by and among GCL, GC Crystal Acquisition, Inc. (“GC Crystal”), and Impsat Fiber Networks, Inc. (“Impsat”), dated as of October 25, 2006 (incorporated by reference to Exhibit 2.1 to Impsat’s Current Report on Form 8-K, filed on October 30, 2006).

2.12	Amendment to Agreement and Plan of Merger by and among GCL, GC Crystal, and Impsat, dated as of February 22, 2007 (incorporated by reference to Exhibit 2.1 to GCL’s Current Report on Form 8-K, filed on February 23, 2007).

2.13	Second Amendment to Agreement and Plan of Merger by and among GCL, GC Crystal, and Impsat, dated as of March 15, 2007 (incorporated by reference to Exhibit 2.13 of GCL’s 2006 Annual Report on Form 10-K, filed on March 16, 2007).

3.1	Amended and Restated Constitutional Documents of GCL (filed herewith).

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital, dated June 3, 2004 (filed herewith).

3.3	Certificate of Deposit of Memorandum of Increase of Share Capital, dated July 18, 2006 (filed herewith).

3.4	Certificate of Deposit of Memorandum of Increase of Share Capital, dated June 29, 2007 (filed herewith).

3.5	Amended and Restated Bye-Laws of GCL dated as of June 12, 2007 (filed herewith).

4.1	Form of stock certificate for common stock of GCL (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 4.1 of the 2002 10-K).

4.2	Certificate of Designations of 2.0% Cumulative Senior Preferred Shares of GCL (formerly GC Acquisition Ltd.), dated as of December 9, 2003 (incorporated by reference to Exhibit 4.2 of GCL’s 2003 Annual Report on Form 10-K, filed on March 26, 2004 (the “2003 10-K”)).

4.3	Written Consent of STT Crossing Ltd., the Sole Holder of the 2.0% Cumulative Senior Convertible Preferred Shares of GCL, dated as of May 23, 2006 (incorporated by reference to Exhibit 99.3 of GCL’s current report on Form 8-K, filed May 30, 2006 (the “May 30, 2006 8-K”)).

Exhibit Number	Exhibit

4.4	Restructuring Agreement dated as of October 8, 2004, among GCL, GCHL, Global Crossing North American Holdings, Inc., Global Crossing (UK) Telecommunications Limited (“GCUK”), STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (incorporated by reference to Exhibit 4.6 of GCL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004 (the “September 30, 2004 10-Q”)).

4.5	Amendment No. 1 to Restructuring Agreement, dated as of December 10, 2004, among GCL, GCHL, Global Crossing North American Holdings, Inc., GCUK, STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (incorporated by reference to Exhibit 10 of GCL’s current report on Form 8-K filed on December 13, 2004).

4.6	Amendment No. 2 to Restructuring Agreement, dated as of May 30, 2006, among GCL, GCHL, Global Crossing North American Holdings, Inc., GCUK, STT Crossing Ltd., and STT Communications Ltd. (incorporated by reference to Exhibit 99.4 of GCL’s Current Report on Form 8-K, filed on June 1, 2006 (the “June 1, 2006 8-K”).

4.7	Indenture dated as of December 23, 2004, by and among Global Crossing (UK) Finance Plc (“GCUK Finance”), GCUK, the other subsidiaries of GCUK guaranteeing the notes, STT Communications Ltd., as optionholder, AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent, and The Bank of New York, as trustee, relating to the approximately $404 million aggregate original principal amount of senior secured notes due 2014 (incorporated by reference to Exhibit 4.2 of GCL’s current report on Form 8-K, filed on December 30, 2004 (the “December 30, 2004 8-K”)).

4.8	Debenture, dated as of December 23, 2004, between GCUK and GCUK Finance, as chargors, in favor of The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.3 of the December 30, 2004 8-K).

4.9	Security Arrangement Agreement, dated as of December 23, 2004, by and among STT Communications Ltd., STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, The Bank of New York, as trustee and collateral agent, GCUK, certain of its subsidiaries as obligors and the Hedging Counterparties named therein (incorporated by reference to Exhibit 4.4 of the December 30, 2004 8-K).

4.10	Supplemental Indenture, dated as of December 28, 2006, among Fibernet Group Limited, Fibernet UK Limited and Fibernet Limited, GCUK Finance, GCUK and The Bank of New York, as trustee, relating to the approximately 52 million pounds sterling aggregate original principal amount of senior secured notes due 2014 (incorporated by reference to Exhibit 4.1 to GCL’s current report on Form 8-K filed on December 29, 2006 (the “December 29, 2006 8-K”)).

4.11	Indenture dated as of May 18, 2006 between GCL and Wells Fargo Bank, N.A. as trustee relating to debt securities to be issued from time to time under GCL’s shelf registration statement filed on April 21, 2006 (incorporated by reference to Exhibit 4.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 10-Q, filed on August 9, 2006).

4.12	First Supplemental Indenture dated as of May 30, 2006 to the Indenture dated as of May 18, 2006 between GCL and Wells Fargo as trustee relating to the $143.75 million aggregate original principal amount of GCL’s 5.0% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 99.1 of the June 1, 2006 8-K).

4.13	Pledge Agreement dated as of May 30, 2006 between GCL and Wells Fargo as trustee and securities intermediary relating to the $143.75 million aggregate original principal amount of GCL’s 5.0% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 99.2 of the June 1, 2006 8-K).

Exhibit Number	Exhibit

4.14	Indenture dated as of February 14, 2007 between GC Impsat Holdings I Plc (“GC Impsat”) and Wells Fargo Bank, N.A. as trustee and Wells Fargo Bank, National Association, as escrow agent relating to $225,000,000 in aggregate principal amount of GC Impsat’s 9.875% senior notes due 2017 (incorporated by reference to Exhibit 4.1 GCL’s current report on Form 8-K, filed on February 20, 2007 (the “February 20, 2007 8-K”)).

4.15	Escrow and Security Agreement dated as of February 14, 2007 between the GC Impsat Holdings I Plc as Depositor, Wells Fargo Bank, N.A as Escrow Agent and Wells Fargo Bank, N.A. as trustee relating to debt securities to be issued from time to time under GCL’s shelf registration statement filed on April 21, 2006 (incorporated by reference to Exhibit 4.2 to the February 20, 2007 8-K).

4.16	Credit and Guaranty Agreement between GCL, certain subsidiaries of GCL, the Lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC, as Syndication Agent, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.2 of GCL’s current report on Form 8-K, filed on June 7, 2007 (the “June 7, 2007 8-K”)).

4.17	Amendment No. 1 to the Credit and Guaranty Agreement between GCL, certain subsidiaries of GCL, the Lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC, as Syndication Agent, dated as of June 1, 2007 (incorporated by reference to Exhibit 4.1 of the June 7, 2007 8-K).

4.18	Amendment No. 2 to the Credit and Guaranty Agreement between GCL, certain subsidiaries of GCL and Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent, dated as of September 10, 2007 (filed herewith).

4.19	Amended and Restated Subordination and Intercreditor Agreement, between GCL, Collateral Agent, STT Crossing Ltd., and Wells Fargo Bank, National Association as Trustee, dated June 1, 2007 (incorporated by reference to Exhibit 4.3 of the June 7, 2007 8-K).

4.20	Recapitalization Agreement, dated May 9, 2007, between GCL and STT Crossing Ltd. (incorporated by reference to Exhibit 4.4 of the June 7, 2007 8-K).

4.21	First Amendment to Recapitalization Agreement, dated June 1, 2007, between GCL and STT Crossing Ltd. (incorporated by reference to Exhibit 4.5 of the June 7, 2007 8-K)

4.22	Registration Rights Agreement, dated as of December 9, 2003, between GCL and Singapore Technologies Telemedia Pte Ltd, relating to common and preferred shares (incorporated by reference to Exhibit 10.10 of the 2003 10-K).

4.23	Amendment No. 1 to Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company (incorporated by reference to Exhibit 10.1 of the December 30, 2004 8-K).

4.24	Amendment No. 2 to Registration Rights Agreement, dated as of May 23, 2006, between GCL and STT Crossing Ltd (incorporated by reference to Exhibit 99.1 of the May 30, 2006 8-K).

4.25	Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company, relating to Convertible Notes (incorporated by reference to Exhibit 10.2 of the December 30, 2004 8-K).

Except as hereinabove provided, there is no instrument with respect to long-term debt of GCL and its consolidated subsidiaries under which the total authorized amount exceeds 10 percent of the total consolidated assets of GCL. GCL agrees to furnish to the SEC upon its request a copy of any instrument relating to long-term debt.

Exhibit Number	Exhibit

10.1	Employment Agreement dated as of December 9, 2003 between John J. Legere and GCL (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 10.3 to the 2003 10-K).*

10.2	Employment Agreement dated as of August 15, 2006 between John J. Legere and GCL (incorporated by reference to Exhibit 10.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006 (the “September 30, 2006 10-Q”)).*

10.3	GCL Key Management Protection Plan, as amended and restated effective as of December 10, 2005 (incorporated by reference to Exhibit 10.4 of GCL’s annual report on Form 10-K, filed on March 16, 2006 (the “2005 10-K”)).*

10.4	2003 Global Crossing Limited Stock Incentive Plan, as amended on June 12, 2007 (incorporated by reference to Exhibit 10.4 of GCL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 9, 2007 (the “June 30, 2007 10-Q”)).*

10.5	Form of Non-Qualified Stock Option Agreement applicable to executive officers of GCL (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 10.9 of the 2002 10-K).*

10.6	Form of Non-Qualified Stock Option Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.14 of the September 30, 2004 10-Q).*

10.7	Form of Restricted Stock Unit Agreement applicable to directors and executive officers of GCL (incorporated by reference to Exhibit 10.8 of the 2005 10-K).*

10.8	Form of Restricted Stock Unit Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.15 of the September 30, 2004 10-Q).*

10.9	Form of Performance Based Restricted Stock Unit Agreement applicable to directors and executive officers of GCL (incorporated by reference to Exhibit 10.10 of the 2005 10-K).*

10.10	Form of Performance Based Restricted Stock Unit Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.11 of the 2005 10-K).*

10.11	Global Crossing Limited Senior Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the 2003 10-K).*

10.12	Summary of terms of Global Crossing Senior Leadership Performance Program approved by the Board of Directors on November 19, 2004 (incorporated by reference to Exhibit 10.11 to the 2004 10-K).*

10.13	Form of Indemnity Agreement applicable to directors and Executive Committee members of GCL (incorporated by reference to Exhibit 10.16 of the September 30, 2004 10-Q).*

10.14	Form of Indemnity Agreement applicable to directors and officers of subsidiaries of GCL (incorporated by reference to Exhibit 10.4 of the June 30, 2007 10-Q).*

10.15	Cooperation Agreement dated as of December 9, 2003, between GCL (formerly GC Acquisition Ltd.) and the individuals signatory thereto in their capacities as Estate Representative under the Plan of Reorganization and as, or on the behalf of, the Liquidating Trustee under a liquidating trust agreement (incorporated by reference to Exhibit 10.8 to the 2003 10-K).

10.16	Liquidating Trust Agreement among Global Crossing Ltd. and its debtor subsidiaries signatory thereto and the individuals signatory thereto in their capacity as the liquidating trustee (incorporated by reference to Exhibit 99.2 of GCL’s current report on Form 8-K filed on December 23, 2003).

Exhibit Number	Exhibit

10.17	Network Security Agreement dated as of September 24, 2003, between Global Crossing Ltd., GCL (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department of Defense and the Department of Homeland Security (incorporated by reference to Exhibit 10.13 of the 2002 10-K) (the “Network Security Agreement”).

10.18	Amendment 1 to the Network Security Agreement dated as of February 1, 2007, between GCL (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department of Defense and the Department of Homeland Security (filed herewith).

10.19	Employment Agreement, as amended, dated as of September 4, 2000, between Phil Metcalf and Global Crossing Network Centre (UK) Ltd. (incorporated by reference to Exhibit 10.21 to GCL’s Quarterly Report on Form 10-Q, filed on May 10, 2005).*

10.20	Global Crossing Limited 2005 Annual Bonus Program (incorporated by reference to Exhibit 10.22 to GCL’s Quarterly Report on Form 10-Q, filed on May 10, 2005).*

10.21	Employment Agreement, dated as of June 1, 2007, between Héctor Alonso and GCL (incorporated by reference to Exhibit 10.1 of the June 30, 2007 10-Q). *

10.22	Employment Agreement, dated as of June 1, 2007, between Héctor Alonso and Impsat Argentina S.A. (incorporated by reference to Exhibit 10.2 of the June 30, 2007 10-Q).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21.1	Subsidiaries of GCL (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification by John J. Legere, Chief Executive Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Jean F.H.P. Mandeville, Chief Financial Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification by John J. Legere, Chief Executive Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by Jean F.H.P. Mandeville, Chief Financial Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 11, 2008 by the undersigned, thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN J. LEGERE
John J. Legere Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2008 by the following persons on behalf of the registrant in the capacities indicated.

By:	/s/ JOHN J. LEGERE	March 11, 2008
John J. Legere Chief Executive Officer (Principal Executive Officer)

By:	/s/ JEAN F.H.P. MANDEVILLE	March 11, 2008
Jean F.H.P. Mandeville Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ROBERT A. KLUG	March 11, 2008
Robert A. Klug Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ E.C. “PETE” ALDRIDGE, JR.	March 11, 2008
E.C. “Pete” Aldridge, Jr. Director

By:	/s/ ARCHIE CLEMINS	March 11, 2008
Archie Clemins Director

By:	/s/ DONALD L. CROMER	March 11, 2008
Donald L. Cromer Director

By:	/s/ RICHARD R. ERKENEFF	March 11, 2008
Richard R. Erkeneff Director

By:	/s/ LEE THENG KIAT	March 11, 2008
Lee Theng Kiat Director

By:	/s/ CHARLES MACALUSO	March 11, 2008
Charles Macaluso Director

S-1

By:	/s/ MICHAEL RESCOE	March 11, 2008
Michael Rescoe Director

By:	/s/ ROBERT J. SACHS	March 11, 2008
Robert J. Sachs Director

By:	/s/ PETER SEAH LIM HUAT	March 11, 2008
Peter Seah Lim Huat Vice Chairman and Director

By:	/s/ LODEWIJK CHRISTIAAN VAN WACHEM	March 11, 2008
Lodewijk Christiaan van Wachem Chairman and Director

S-2

G LOBAL CROSSING LIMITED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Global Crossing Limited

We have audited the accompanying consolidated balance sheets of Global Crossing Limited and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Crossing Limited and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Also, as discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Global Crossing Limited’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Iselin, New Jersey

March 7, 2008

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	December 31, 2007	December 31, 2006

ASSETS:
Current assets:
Cash and cash equivalents	$397	$459
Restricted cash and cash equivalents—current portion	18	3
Accounts receivable, net of allowances of $52 and $43	345	262
Prepaid costs and other current assets	121	84

Total current assets	881	808

Restricted cash and cash equivalents—long term	35	3
Property and equipment, net of accumulated depreciation of $664 and $407	1,467	1,132
Intangible assets, net (including goodwill of $158 and $2)	193	26
Other assets	91	86

Total assets	$2,667	$2,055

LIABILITIES:
Current liabilities:
Short term debt	$—	$6
Accounts payable	286	283
Accrued cost of access	107	107
Current portion of long term debt	26	6
Accrued restructuring costs—current portion	17	30
Deferred revenue—current portion	164	139
Other current liabilities	395	336

Total current liabilities	995	907

Debt with controlling shareholder	—	275
Long term debt	1,249	661
Obligations under capital leases	123	106
Deferred revenue	262	163
Accrued restructuring costs	20	61
Other deferred liabilities	81	77

Total liabilities	2,730	2,250

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 and 85,000,000 shares authorized, $.01 par value, 54,552,045 and 36,609,236 shares issued and outstanding as of December 31, 2007 and 2006, respectively	1	—
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding as of December 31, 2007 and 2006	2	2
Additional paid-in capital	1,307	857
Accumulated other comprehensive loss	(42)	(29)
Accumulated deficit	(1,331)	(1,025)

Total shareholders’ deficit	(63)	(195)

Total liabilities and shareholders’ deficit	$2,667	$2,055

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

	Year Ended December 31,
	2007	2006	2005
Revenue	$2,261	$1,871	$1,968
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,146)	(1,120)	(1,216)
Real estate, network and operations	(385)	(303)	(309)
Third party maintenance	(103)	(90)	(96)
Cost of equipment sales	(88)	(65)	(55)

Total cost of revenue	(1,722)	(1,578)	(1,676)

Selling, general and administrative	(416)	(342)	(412)
Depreciation and amortization	(264)	(163)	(142)

Total operating expenses	(2,402)	(2,083)	(2,230)

Operating loss	(141)	(212)	(262)
Other income (expense):
Interest income	21	17	13
Interest expense	(171)	(106)	(99)
Other income, net	15	12	12

Loss from continuing operations before reorganization items	(276)	(289)	(336)
Net gain on preconfirmation contingencies	33	32	36

Loss from continuing operations before income tax	(243)	(257)	(300)
Provision for income taxes	(63)	(67)	(63)

Loss from continuing operations	(306)	(324)	(363)
Income from discontinued operations, net of income tax	—	—	9

Net loss	(306)	(324)	(354)
Preferred stock dividends	(4)	(3)	(4)

Loss applicable to common shareholders	$(310)	$(327)	$(358)

Income per common share, basic and diluted:
Loss from continuing operations applicable to common shareholders	$(7.30)	$(10.50)	$(16.34)

Income from discontinued operations, net	$—	$—	$0.40

Loss applicable to common shareholders	$(7.30)	$(10.50)	$(15.94)

Weighted average number of common shares	42,461,853	31,153,152	22,466,180

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in millions, except share information)

	Common Stock		Preferred Stock		Other Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2004	22,053,690	$—	18,000,000	$2	$431	$(35)	$(347)	$51
Realization of pre-emergence valuation allowances	—	—	—	—	49	—	—	49
Issuance of common stock from exercise of stock options	194,359	—	—	—	2	—	—	2
Issuance of common stock from vested restricted stock units	338,654	—	—	—	—	—	—	—
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	19	—	19
Amortization of stock compensation expense	—	—	—	—	56	—	—	56
Unrealized derivative gain on cash flow hedge	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(354)	(354)

Balance at December 31, 2005	22,586,703	$—	18,000,000	$2	$534	$(8)	$(701)	$(173)
Realization of pre-emergence valuation allowances	—	—	—	—	66	—	—	66
Issuance of common stock shares in offering	12,000,000	—	—	—	232	—	—	232
Issuance of common stock from exercise of stock options	466,431	—	—	—	5	—	—	5
Issuance of common stock from vested restricted stock units	1,556,102	—	—	—	(1)	—	—	(1)
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(3)	—	—	(3)
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Amortization of stock compensation expense	—	—	—	—	24	—	—	24
Unrealized derivative loss on cash flow hedge	—	—	—	—	—	(8)	—	(8)
Impact of adoption of SFAS 158	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(324)	(324)

Balance at December 31, 2006	36,609,236	$—	18,000,000	$2	$857	$(29)	$(1,025)	$(195)
Realization of pre-emergence valuation allowances	—	—	—	—	41	—	—	41
Issuance of common stock from exercise of stock options	351,447	—	—	—	4	—	—	4
Issuance of common stock from vested restricted stock units	1,012,076	—	—	—	(1)	—	—	(1)
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	(17)	—	(17)
Amortization of stock compensation expense	—	—	—	—	51	—	—	51
Conversion of debt with controlling shareholder to equity	16,579,286	1	—	—	359	—	—	360
Impact of FAS 158	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(306)	(306)

Balance at December 31, 2007	54,552,045	1	18,000,000	2	1,307	(42)	(1,331)	(63)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net loss	$(306)	$(324)	$(354)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	—	—	(9)
Loss on sale of property and equipment	1	2	—
Gain on sale of marketable securities	—	(1)	(2)
Gain on sale of assets	—	—	(28)
Non-cash income tax provision	45	45	56
Deferred income tax	9	21	—
Non-cash stock compensation expense	51	24	56
Non-cash inducement charge for conversion of debt	30	—	—
Gain on settlement of contracts due to Fibernet acquisition	—	(16)	—
Gain on settlement of contracts due to Impsat acquisition	(27)	—	—
Depreciation and amortization	264	163	142
Provision for doubtful accounts	6	3	6
Amortization of prior period IRUs	(12)	(7)	(4)
Deferred reorganization costs	—	(3)	(17)
Gain on preconfirmation contingencies	(33)	(32)	(36)
Change in long term deferred revenue	102	24	4
Changes in operating working capital	(56)	35	63
Other	(89)	3	1

Net cash used in operating activities	(15)	(63)	(122)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(214)	(99)	(70)
Purchases of marketable securities	—	(20)	—
Fibernet acquisition, net of cash acquired	—	(79)	—
Impsat acquisition, net of cash acquired	(76)	—	—
Proceeds from sale of property and equipment	—	—	1
Proceeds from sale of discontinued operations	—	—	5
Proceeds from sale of marketable securities	7	4	5
Proceeds from sale of assets	—	—	63
Proceeds from sale of equity interest in holding companies	—	19	—
Change in restricted cash and cash equivalents	(47)	18	(8)

Net cash used in investing activities	(330)	(157)	(4)

Cash flows provided by (used in) financing activities:
Proceeds from long term debt	597	255	—
Proceeds from issuance of common stock	—	240	—
Repayment of capital lease obligations	(43)	(19)	(13)
Proceeds from short term debt	—	6	—
Repayment of long term debt (including current portion)	(251)	(8)	(2)
Finance costs incurred	(24)	(24)	(2)
Proceeds from exercise of stock options	4	5	2

Net cash provided by (used in) financing activities	283	455	(15)

Net increase (decrease) in cash and cash equivalents	(62)	235	(141)
Cash and cash equivalents, beginning of year	459	224	365

Cash and cash equivalents, end of year	$397	$459	$224

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended December 31,
	2007	2006	2005
Net loss	$(306)	$(324)	$(354)
Foreign currency translation adjustment	(17)	(1)	19
Unrealized derivative gain (loss) on cash flow hedges	—	(8)	8
Change in pension liability	4	—	—

Comprehensive loss	$(319)	$(333)	$(327)

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

Global Crossing Limited (“GCL”) and its subsidiaries (collectively, the “Company”) are a communications solutions provider, offering a suite of Internet Protocol (“IP”) and legacy telecommunications services in most major business centers in the world. The Company serves many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. The Company offers these services using a global IP-based network that directly connects more than 390 cities in more than 30 countries and delivers services to more than 690 cities in more than 60 countries around the world. The vast majority of the Company’s revenues are generated based on monthly services. As a result of the May 9, 2007 acquisition of Impsat Fiber Networks, Inc. and its subsidiaries (collectively, “Impsat”) (see Note 4) and the establishment of a business unit management structure, the Company now reports financial results based on three separate operating segments: (i) Global Crossing (UK) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) (see Note 24).

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of GCL and its subsidiaries over which it exercises control. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results as of and for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In the consolidated balance sheet as of December 31, 2006, credits were included in accounts receivable, net which were reclassified to deferred revenue—current portion.

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

The Company capitalizes installation costs incurred for new facilities and connections from the Global Crossing network to networks of other carriers in order to provision customer orders. The costs are capitalized to deferred installation costs (current portion and long-term portions—see Notes 7 and 10, respectively) and amortized using the straight-line method into depreciation and amortization over the average contracted relationship (generally 24 months). In situations where the contracted period is significantly longer, the actual contract term is used.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Gross vs. Net Revenue Recognition

The Company follows the guidance of Emerging Issues Task Force (“EITF”) No. 99-19 “Recording Revenue Gross as a Principal versus Net as an Agent” (“EITF No. 99-19”), in its presentation of revenue and costs of revenue. This guidance requires the Company to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. Where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations. If the Company does not act as a principal in the transaction, the transactions are recorded on a net basis in the consolidated statement of operations.

In June 2006, the EITF ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). EITF No. 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF No. 06-3 are any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value-added and some excise taxes. In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF No. 06-3 was effective as of the quarterly reporting period ending March 31, 2007. There was no impact on our financial position and results of operations. The Company’s policy is generally to record taxes within the scope of EITF No. 06-3 on a net basis.

Sales Incentives

For sales incentives offered to customers, the Company follows the guidance of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”) in its presentation of revenue and costs of revenue. EITF No. 01-9 applies to all vendors that derive revenue from sales of services as well as those that derive revenue from sales of products. Pursuant to EITF No. 01-9, cash consideration given by a vendor to customers is presumed to be a reduction in the selling prices of vendors’ products or services and should be characterized as a reduction of revenues when recognized unless the vendor receives, or will receive, an identifiable benefit in exchange for the cash consideration and the fair value of the benefit can be determined. If both of these criteria are met, the lesser of the amount paid to the customer and the fair value of the benefit received is classified as cost of revenue when recognized, while any amount paid in excess of the fair value of the benefit received is characterized as a reduction of revenue.

Arrangements with Multiple Elements

The Company follows the guidance of EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) in its presentation of revenue and costs of revenue. Pursuant to EITF No. 00-21, revenues from contracts with multiple-element arrangements are recognized as the revenue for each unit of accounting is earned based on the relative fair value of each unit of accounting as determined by internal or third-party analyses of market based prices. A delivered element is considered a separate unit of accounting if it has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered elements in the arrangement, and delivery or performance of undelivered elements is considered probable and substantially under our control. Revenue is generally recognized when services are performed provided that all other revenue recognition criteria are met.

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

Disputes

The Company performs monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of bills, comparing billed rates with rates used by the cost of access expense estimation systems during the cost of access monthly close process, evaluating the trend of invoiced amounts by vendors, and reviewing the types of charges being assessed. If the Company believes that it has been billed inaccurately, it will dispute the charge with the vendor and begin resolution procedures. The Company records a charge to the cost of access expense and a corresponding increase to the access accrual based on the last eighteen months of historical loss rates for the particular type of dispute. If the Company ultimately reaches an agreement with an access vendor to settle a disputed amount which is different than the corresponding accrual, the Company recognizes the difference in the period in which the settlement is reached as an adjustment to cost of access expense.

Operating Leases

The Company maintains commitments for office and equipment space, automobiles, equipment rentals, network capacity contracts and other leases, under various non-cancelable operating leases. The lease agreements, which expire at various dates into the future, are subject, in many cases, to renewal options and provide for the payment of taxes, utilities and maintenance. Certain lease agreements contain escalation clauses over the term of the lease related to scheduled rent increases resulting from the pass through of increases in operating costs, property taxes and the effect on costs from changes in consumer price indices. In accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”) the Company recognizes rent expense on a straight-line basis and records a liability representing the rent expensed but not invoiced in other deferred liabilities. Any leasehold improvements related to operating leases are amortized over the lesser of their economic lives or the remaining lease term. Rent-free periods and other incentives granted under certain leases are charged to rent expense on a straight-line basis over the related terms of such leases.

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

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents (Current and Long-Term)

The Company considers cash in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents and restricted cash and cash equivalents are stated at cost, which approximates fair value. Restricted cash balances are comprised of various rental guarantees, performance bonds, collateralized letters of credit and debt service account (see Note 12).

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

Property and Equipment, net

Property and equipment, net, which includes amounts under capitalized leases, were stated at their estimated fair values as of the Effective Date as determined by the Company’s reorganization value. The Company engaged an independent appraisal expert to assist in the preliminary allocation of the Company’s value of its property and equipment. Purchases of property and equipment, net, including amounts under capital leases, subsequent to the Effective Date are stated at cost, net of depreciation and amortization. Major enhancements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Costs incurred prior to the capital project’s completion are reflected as construction in progress, which is included in property and equipment and is depreciated starting on the date the project is complete. Direct internal costs of constructing or installing property and equipment are capitalized.

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements and assets acquired through capital leases, which are depreciated over the lesser of the estimated useful lives or the term of the lease.

Estimated useful lives of the Company’s property and equipment are as follows as of December 31, 2007:

Buildings	10-40 years
Leasehold improvements	Lesser of 20 years or remaining lease term
Furniture, fixtures and equipment	3-7 years
Transmission equipment	3-25 years

When property or equipment is retired or otherwise disposed of, the cost and accumulated depreciation is relieved from the accounts, and resulting gains or losses are reflected in other income, net.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

In accordance with SFAS No. 144, the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. The amount of any impairment then recognized would be calculated as the difference between the fair value and the carrying value of the asset. As a result of continued operating losses and negative cash flows during 2007, management performed a recoverability test of the Company’s long-lived assets as of December 31, 2007. The results of the test indicate that no impairment of the Company’s long-lived assets exists.

Internally Developed Software

The Company capitalizes the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized costs are included in property and equipment in the consolidated balance sheet. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of between 3 to 5 years (see Note 8).

Intangibles

Intangibles consist primarily of customer contracts, customer relationships and internally developed software and goodwill primarily attributable to the assembled work force related to the 2006 and 2007 acquisitions of Fibernet Group Plc (“Fibernet”) and Impsat, respectively. The fair values attributable to the identified intangibles as of the acquisition dates were based on a number of significant assumptions as determined by the Company and its independent appraisal experts. Identifiable intangible assets with finite lives will be amortized using the straight-line method over their applicable estimated useful lives (see Note 9). Goodwill and intangibles with indefinite lives are not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). The Company performed this impairment review for the Fibernet acquired intangibles during the year ended December 31, 2007. The results of the review indicate that no impairment exists. The Company will perform this impairment review for the Impsat acquired intangibles after the first anniversary of the acquisition date.

Deferred Financing Costs

Costs incurred to obtain financing through the issuance of debt and other financing agreements (see Note 12) have been reflected as an asset included in “other assets” in the accompanying December 31, 2007 and 2006 consolidated balance sheets (see Note 10). Debt financing costs are amortized to interest expense over the lesser of the term or the expected payment date of the debt obligation using the effective interest rate method.

Restructuring

The Company initiated restructuring programs commencing in August 2001, October 2004, October 2006 and May 2007, which have continued through December 31, 2007. The components of the restructuring liability represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans (see Note 3 for further information on the Company’s restructuring plans). The restructuring programs initiated commencing in August 2001 were recorded in accordance with EITF No. 94-3 “Liability Recognition for Certain Employee

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”) through January 1, 2003, when the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under EITF No. 94-3, certain exit costs, including severance costs, were accrued upon management’s commitment to an exit plan, which is generally before the exit activity has occurred. The Company has applied the provisions of SFAS No. 146 to all restructuring programs initiated after December 31, 2002, except for those programs related to business acquisitions (see Note 4). Restructuring programs related to business acquisitions are recorded in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” which requires costs associated with exit or disposal activities of the acquired company to be recognized as an acquired liability included in the allocation of acquisition cost. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities.

Derivative Instruments

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, which requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the Company’s consolidated balance sheets. Changes in fair value of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in the Company’s consolidated statement of operations in the current period. Changes in the fair values of the derivative instruments used effectively as fair value hedges are recognized in income (loss), along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in income (loss) when the hedged item is recognized in income (loss).

For the years ended December 31, 2007, 2006 and 2005, hedge ineffectiveness was not material to our results of operations.

Fair Value of Financial Instruments

The Company does not enter into financial instruments for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities, other than marketable securities, approximate their fair value due to their short maturities. The fair value of marketable securities, short-term investments, debt, including short-term and long-term portions and derivative instruments are based on market quotes, current interest rates, or management estimates, as appropriate (see Note 21).

Asset Retirement Obligations

The Company follows SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred when a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset, characterized as leasehold improvements, and depreciated over the lesser of 20 years or the remaining lease term.

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

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. This interpretation states that an “enterprise shall initially recognize the financial statement effects of a tax position where it is more likely than not, based on the technical merits, that the position will be sustained upon examination.” “More likely than not” is defined as a likelihood of greater than 50% based on the facts, circumstances and information available at the reporting date. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of accumulated deficit. There was no impact to the Company’s January 1, 2007 balance of accumulated deficit upon adoption (see Note 15).

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

The Company’s foreign exchange transaction gains (losses) included in “other income, net” in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 were $28, $(6), and $(23), respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Loss Per Common Share

Basic loss per common share (“EPS”) is computed as loss from continuing operations available to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss from continuing operations applicable to common shareholders includes preferred stock dividends for the years ended December 31, 2007, 2006 and 2005 respectively (see Note 17).

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment,” (“SFAS No. 123R”) using the modified prospective method. SFAS No. 123R requires all share-based awards granted to employees to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Prior to the adoption of SFAS No. 123R, stock-based compensation expense was recognized using the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) which the Company adopted on December 9, 2003. The fair value method under SFAS No. 123R is similar to the fair value method under SFAS No. 123 with respect to measurement and recognition of stock-based compensation expense except that SFAS No. 123R requires an estimate of future forfeitures whereas SFAS No. 123 permitted recognizing the impact of the forfeitures as they occur. As the Company estimated the impact of future forfeitures for its share-based payment plans upon adoption of SFAS No. 123, there was no impact on the Company’s consolidated results of operations or financial position. SFAS No. 123R also requires the realization of tax benefits in excess of amounts recognized for financial reporting purposes to be recognized as a financing activity rather than an operating activity in the consolidated statement of cash flows. Currently none of the Company’s subsidiaries have the ability to realize any tax benefits.

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

There were no stock options granted in 2007 and 2006.

The following are the assumptions used to calculate the weighted average fair value of stock options granted for the year ended December 31, 2005. For the year ended December 31, 2005, the volatility assumption used represents a mean-average of the Company’s stock volatility and an average of those used by a select group of telecommunications companies.

Year ended December 31, 2005

Dividend yield	0%
Expected volatility	86%
Risk-free interest rate	3.75%
Expected life (years)	5
Weighted average fair value of options granted	$13.72

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Concentration of Credit Risk

The Company has some concentration of credit risk among its customer base. The Company’s trade receivables, which are unsecured, are geographically dispersed and include customers both large and small and in numerous industries. Trade receivables from the carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. At December 31, 2007 and 2006, the Company’s trade receivables related to the carrier sales channel represented approximately 43% and 56%, respectively, of the Company’s consolidated receivables. Also as of December 31, 2007 and 2006, the Company’s receivables due from various agencies of the U.K. Government together represented approximately 14% and 15%, respectively, of consolidated receivables. The Company performs ongoing credit evaluations of its larger customers’ financial condition. The Company maintains a reserve for potential credit losses, based on the credit risk applicable to particular customers, historical trends and other relevant information. As of December 31, 2007 and 2006, no one customer accounted for more than 5% or 9%, respectively, of consolidated accounts receivable, net.

Currency Risk

The Venezuelan government has fixed the bolívar’s value to the U.S. dollar at Bs. 2,150 = $1.00, which represents a value significantly greater than the bolívar’s prevailing value on the parallel market. As Venezuelan currency exchange control regulations do not permit the Company to exchange its cash and cash equivalents in local currency into U.S. dollars at the official rate without specific governmental authorizations, these regulations adversely affect the Company’s exchange rate risks for all dollar-denominated liabilities owed by the Company’s Venezuelan operating subsidiaries and the Company’s ability to receive dividends or other funds transfers from those subsidiaries. As of December 31, 2007, approximately $25 of the Company’s cash and cash equivalents were held in Venezuelan bolivars.

Pension Benefits

The Company has contributory and non-contributory employee pension plans available to qualified employees. On December 31, 2006 the Company adopted SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The Company is required to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 19).

Comprehensive Loss

Comprehensive loss includes net loss and other non-owner related charges in equity not included in net loss, such as unrealized gains and losses on marketable securities classified as available for sale, foreign currency translation adjustments related to foreign subsidiaries, changes in the unrealized gains and losses on cash flow hedges and the impact of recognizing changes of the funded status of pension plans as a result of adopting SFAS No. 158.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was $3, $3, and $3 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in selling, general and administrative expenses as reported in the consolidated statements of operations.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants and requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. SFAS No. 157 also expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions accounted for under SFAS No. 13 from its scope however this exclusion would not apply to fair value measurements of assets and liabilities recorded as a result of lease transactions but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP No. 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those which are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. SFAS No. 157, as amended, is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. In most cases, SFAS No. 157 is to be applied prospectively. The Company will adopt the effective provisions of SFAS No. 157 as of January 1, 2008. We do not expect a material impact on our consolidated position or results of operations.

The FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), in February 2007. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt the provisions of SFAS No. 159 on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both in periods before the acquisition date and in subsequent periods. SFAS No. 141R applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

December 15, 2008. Early adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented.

3. RESTRUCTURING

2007 Restructuring Plans

During 2007, the Company implemented initiatives to generate operational savings which included organizational realignment and functional consolidation resulting in the involuntary separation of approximately 220 employees. As a result of these initiatives, during 2007 the Company recorded a charge of $12 for one-time severance and related benefits which is included in selling, general and administrative expenses in the consolidated statement of operations. On a segment basis, $3 and $9 was recorded to the GCUK and ROW Segments, respectively. As of December 31, 2007, the remaining liability related to these initiatives was $1, all related to the ROW segment.

The table below reflects the activity associated with the restructuring reserve for the year ended December 31, 2007:

Employee Separations
Balance at December 31, 2006	$—
Additions	12
Change in estimated liability	(2)
Deductions	(9)

Balance at December 31, 2007	$1

The Company adopted a restructuring plan as a result of the Impsat acquisition (see Note 4) under which redundant Impsat employees were terminated. As a result, the Company incurred cash restructuring costs of approximately $7 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of December 31, 2007, the remaining liability related to these initiatives was $7, all related to the Impsat segment.

2006 Restructuring Plan

The Company adopted a restructuring plan as a result of the Fibernet acquisition (see Note 4) under which redundant Fibernet employees were terminated and certain Fibernet facility lease agreements will be terminated or restructured. As a result of these efforts the Company incurred cash restructuring costs of approximately $3 for severance and related benefits in connection with anticipated workforce reductions and $4 for real estate consolidation. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. It is anticipated that payment in respect of the restructuring activities will continue through 2017 for real estate consolidation. As of December 31, 2007, the remaining liability related to these initiatives was $3, primarily related to the GCUK segment.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The table below reflects the activity associated with the restructuring reserve from the acquisition date through December 31, 2007.

	Employee Separations	Facility Closing	Total
Balance at October 11, 2006	$3	$1	$4
Deductions	(2)	—	(2)

Balance at December 31, 2006	1	1	2
Change in estimated liability	—	3	3
Deductions	(1)	(1)	(2)

Balance at December 31, 2007	$—	$3	$3

During 2007, an adjustment to the facilities closure liability resulted in an increase of $3 to accrued restructuring costs, and a corresponding $3 increase to goodwill, as compared to our preliminary allocation of the acquisition costs of Fibernet.

2003 and Prior Restructuring Plans

Prior to the Company’s emergence from bankruptcy on December 9, 2003, the Company adopted certain restructuring plans as a result of the slowdown of the economy and telecommunications industry, as well as its efforts to restructure while under Chapter 11 bankruptcy protection. As a result of these activities, the Company eliminated approximately 5,200 positions and vacated over 250 facilities. All amounts incurred for employee separations were paid as of December 31, 2004 and it is anticipated that the remainder of the restructuring liability, all of which relates to facility closings, will be paid through 2025.

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $153 as of December 31, 2007), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2007, anticipated third-party sublease receipts were $130, representing $67 from subleases already entered into and $63 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the years ended December 31, 2007 and 2006:

Facility Closings
Balance at January 1, 2006	$119
Accretion	2
Change in estimated liability	(6)
Deductions	(37)
Foreign currency impact	11

Balance at December 31, 2006	89
Accretion	2
Change in estimated liability	5
Deductions	(76)
Foreign currency impact	6

Balance at December 31, 2007	$26

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Included in the $76 of deductions in 2007 is approximately $10 related to the settlement and termination of existing real estate lease agreements for technical facilities, $33 related to the decision to change the use of restructured facilities from idle assets to productive assets, including $31 as a result of the development of a collocation hosting business, with the remainder primarily related to third-party lease payments net of third-party sublease receipts. Upon the change in use, the restructuring reserve for the facilities was released. If the Company changes the use of any other restructured facilities it will release the related restructuring reserve. As of December 31, 2007, the remaining liability related to these initiatives was $26, all related to the GCUK and ROW segments.

Included in the $37 of deductions in 2006 were approximately $6 related to the purchase by the Company of a partially restructured technical facility and approximately $31 related to third-party lease payments net of third-party sublease receipts. Upon transfer of ownership of the technical facility, the Company’s building lease obligation and remaining facilities closing reserves were extinguished.

4. ACQUISITIONS

Impsat Acquisition

On May 9, 2007, the Company acquired Impsat for cash of $9.32 per share of Impsat common stock, representing a total equity value of approximately $95. The total purchase price including direct costs of acquisition was approximately $104. Impsat is a leading Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition, the Company is able to provide greater breadth of services and coverage in the Latin American region and enhance its competitive position as a global service provider. The results of Impsat’s operations are included in the consolidated financial statements commencing May 9, 2007.

In connection with the Impsat acquisition, the Company recorded a $27 non-cash, non-taxable gain from the deemed settlement of existing telecom services agreements with Impsat. Under these agreements, the Company earned revenues or incurred expenses that, based on current market rates at the acquisition date, were favorable to the Company. EITF No. 04-1, “Accounting for Pre-Existing Relationships between the Parties to a Business Combination” (“EITF No. 04-1”) stipulates that business relationships between an acquirer and acquiree pre-existing a business combination must be analyzed as a separate element of accounting. The gain or loss on the effective termination of these pre-existing business relationships should be recorded at the date of acquisition as an adjustment to goodwill. The gain recorded as goodwill, represents the net present value of the favorable portion of the fees over the remaining life of the agreements. This gain is included in other income, net in the consolidated statement of operations for the year ended December 31, 2007.

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

The following table summarizes the preliminary allocation of the acquisition cost, including direct costs of the acquisition, to the assets acquired and liabilities assumed at the date of acquisition, based on their preliminary estimated fair values:

At May 9, 2007
Cash and cash equivalents	$28
Accounts receivable, net	35
Prepaid costs and other current assets	17
Property, plant, and equipment, net	261
Other assets	9
Intangible assets	15
Goodwill	156

Total assets acquired	521

Accounts payable	40
Short term debt and current portion of long term debt	53
Other current liabilities	86
Long term debt	187
Other liabilities	24

Total liabilities assumed	390

Net assets acquired	$131

Of the $15 of acquired intangible assets (10-year weighted-average useful life), $10, $2, and $3 were assigned to customer relationships (12-year weighted-average useful life), customer contracts (4-year weighted-average useful life) and software (4-year weighted-average useful life), respectively.

All of the goodwill and all other amounts noted above are recorded in the GC Impsat Segment. None of the goodwill is deductible for tax purposes.

Approximately $216 of short term and long term debt was subsequently refinanced (see Note 12).

As a result of refinements to the preliminary purchase price allocation, there were additional changes to goodwill that were made during 2007 (and included in the above table). The primary adjustments were to reallocate $4 of goodwill to intangible assets and the reduction in our estimates of acquisition liabilities.

Fibernet Acquisition

In October 2006, the Company acquired Fibernet. The total purchase price including direct costs of the acquisition was approximately 52 pounds sterling (approximately $97). Fibernet is a provider of specialist telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. The Company purchased Fibernet to expand its presence as a provider of telecommunications services in those markets. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of Fibernet’s operations have been included in the consolidated financial statements as of October 11, 2006.

In connection with the Fibernet acquisition, the Company recorded a non-cash, non-taxable gain from the deemed settlement termination of existing Indefeasible Right of Use (“IRU”) and telecom services agreements with Fibernet. Under these agreements, the Company earned revenues that, based on current market rates at the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

acquisition date, were favorable to the Company. In accordance with EITF No. 04-1, the Company recognized a $16 gain ($13 recorded as goodwill and $3 as a reduction in pre-acquisition deferred revenue), representing the net present value of the favorable portion of the fees over the remaining life of the agreements. This gain is included in other income, net in the consolidated statement of operations for the year ended December 31, 2006.

In the Company’s consolidated financial statements as of December 31, 2006, the cost related to the accrued restructuring liability for facility closures was based on preliminary information and was subject to adjustment as new information was obtained. During 2007, adjustments to the facilities closure liability resulted in an increase of $3 to accrued restructuring costs, and a corresponding $3 increase to goodwill, compared to our preliminary allocation of the acquisition costs of the Fibernet acquisition.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Impsat and Fibernet had occurred at January 1, 2006:

	Twelve months ended December 31,
	2007	2006
Revenue	$2,367	$2,202
Loss applicable to common shareholders	$(319)	$(364)
Loss applicable to common shareholders per common share—basic and diluted	$(7.51)	$(11.68)

Included in the pro forma consolidated results of operations for the year ended December 31, 2007 are the following significant non-recurring items: (i) a charge of $30 representing the accelerated issuance of common stock to STT Crossing Ltd. on account of foregone interest through the original scheduled maturity date of the Mandatorily Convertible Notes as an inducement to convert the Mandatorily Convertible Notes, which is included in other income, net in the accompanying consolidated statements of operations (see Note 12); (ii) expenses of approximately $8 related to the write off of deferred financing fees for a bridge loan facility which was terminated upon issuance of the GC Impsat Notes; these expenses are included in other income, net in the accompanying consolidated statements of operations; (iii) a $27 non-cash , non-taxable gain from the deemed settlement of pre-existing arrangements with Impsat in accordance with EITF No. 04-1 which is included in other income, net in the accompanying consolidated statements of operations (see discussion above); (iv) a $31 gain due to the decision to change the use of restructured facilities at our ROW Segment from idle to productive assets as a result of the development of a collocation hosting business, which is included in sales, general and administrative expenses in the accompanying consolidated statement of operations (see Note 3); and (v) a $35 gain due to the reversal of contingent liability accruals for a tax claim against the Company which was dismissed by the tax court, which is included $27 in net preconfirmation contingencies and $8 in interest expense in the accompanying consolidated statement of operations.

Included in the pro forma consolidated results of operations for the year ended December 31, 2006 is a non-recurring loss on a foreign exchange forward contract of $5. Also, included the pro forma consolidated results of operations for the year ended December 31, 2006 is a $16 non-cash, non-taxable gain from the deemed settlement of pre-existing arrangements with Fibernet recorded in accordance with EITF No. 04-1 which is included in other income, net in the accompanying consolidated statements of operations (see discussion above).

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated result of operations that would have been reported had the Impsat and Fibernet

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

acquisitions been completed as of the beginning of the periods presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

5. DISCONTINUED OPERATIONS AND DISPOSITIONS

Sale of SB Submarine Systems Company Ltd (“SBSS”)

During the third quarter of 2005, the Company completed the transfer of its forty-nine percent shareholding in SB Submarine Systems Company Ltd. (“SBSS”), a joint venture primarily engaged in the subsea cable installation and maintenance business in China, to Bridgehouse for consideration of $14 and recognized a gain of $8 on the sale. For the year ended December 31, 2005, the Company recognized $9 of income from discontinued operations including the $8 million gain on the sale of our equity interest in SBSS which is included in the Company’s ROW Segment.

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2007	2006
Accounts receivable:
Billed	$335	$241
Unbilled	62	64

Total accounts receivable	397	305
Allowances	(52)	(43)

Accounts receivable, net of allowances	$345	$262

The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. The Company has some concentrations of credit risk from other telecommunications providers within its carrier sales channels (see Note 2).

7. PREPAID COSTS AND OTHER CURRENT ASSETS

Prepaid assets and other current assets consist of the following:

	December 31,
	2007	2006
Prepaid capacity, third party maintenance and deferred installation costs	$36	$21
Prepaid taxes, including value added taxes in foreign jurisdictions	33	24
Prepaid rents and deposits	10	10
Marketable securities	7	7
Other	35	22

Total prepaid costs and other current assets	$121	$84

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

8. PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2007	2006
Land	$11	$5
Buildings	84	71
Leasehold improvements	50	47
Furniture, fixtures and equipment	132	90
Transmission equipment	1,759	1,295
Construction in progress	95	31

Total property and equipment	$2,131	$1,539
Accumulated depreciation	(664)	(407)

Property and equipment, net	$1,467	$1,132

Assets recorded under capital lease agreements included in property and equipment consisted of $159 and $109 of cost less accumulated depreciation of $51 and $27 at December 31, 2007 and 2006, respectively.

Labor primarily related to internally developed software in the amount of $15 and $5 was capitalized at December 31, 2007 and December 31, 2006, respectively. The accumulated depreciation related to internal labor was $2 and less than $1 at December 31, 2007 and 2006, respectively.

Depreciation and amortization expense related to property and equipment and cost of access installation costs (see Note 2) for the years ended December 31, 2007, 2006 and 2005 was approximately $259, $163, and $142, respectively.

9. INTANGIBLES

Goodwill

Changes in the carrying amount of goodwill are as follows:

	GCUK	GC Impsat	Total
Balance at December 31, 2005	$—	$—	$—
Goodwill acquired	2	—	2
Reclassifications and other	—	—	—

Balance at December 31, 2006	$2	$—	$2
Goodwill acquired	—	156	156
Reclassifications and other	4	(4)	—

Balance at December 31, 2007	$6	$152	$158

At December 31, 2006, the $2 of goodwill resulted from the Company’s acquisition of Fibernet on October 11, 2006. The increase in goodwill at December 31, 2007 compared to December 31, 2006 in the GCUK Segment resulted primarily from an adjustment to the facilities closure liability compared to our preliminary allocation of the acquisition costs of the Fibernet acquisition (See Note 4).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Goodwill acquired in the Impsat segment resulted from the Company’s acquisition of Impsat on May 9, 2007 while the reduction of goodwill for the year ended December 31, 2007 resulted from the reversal of valuation allowances for deferred tax assets acquired as part of the Impsat acquisition which has been recorded as a provision for income taxes and a reduction in goodwill (see Note 15).

Other Intangible Assets

	Estimated Useful Life	December 31, 2007		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	4 yrs	$4	$1	$2	$—
Customer relationships	10-12 yrs	33	4	22	1
Software	1-4 yrs	4	1	1	—

Total		$41	$6	$25	$1

Intangible asset amortization expense was $5 and $1 for the years ended December 31, 2007 and 2006, respectively.

The following table projects the expected future amortization of the above intangible assets for the next five years:

Year Ending December 31,
2008	$5
2009	5
2010	5
2011	3
2012	3

$21

10. OTHER ASSETS

	December 31,
	2007	2006
Deferred tax assets	$—	$9
Deferred finance costs, net	46	31
Prepaid capacity, third party maintenance and deferred installation costs	9	7
Prepaid taxes, including value added taxes in foreign jurisdictions	8	3
Prepaid pension costs	7	5
Marketable securities	3	10
Other	18	21

Total other assets	$91	$86

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

11. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2007	2006
Accrued taxes, including value added taxes in foreign jurisdictions	$78	$86
Accrued payroll, bonus, commissions, and related benefits	45	30
Accrued professional fees	14	24
Accrued interest	27	40
Accrued real estate and related costs	20	16
Accrued capital expenditures	13	14
Current portion of capital lease obligations	54	32
Income taxes payable	16	5
Accrued operations, administration & maintenance costs	8	8
Deferred reorganization costs(1)	4	4
Customer deposits	45	26
Other	71	51

Total other current liabilities	$395	$336

(1)

In accordance with the Plan of Reorganization certain reorganization costs were not due and payable in full on the Effective Date. The payment terms were negotiated with the claimants during the settlement process. Certain of the income tax claims in the case have payment terms of up to six years. Amounts due after one year are included in other deferred liabilities.

12. DEBT

Outstanding debt obligations consist of the following:

	December 31,
	2007	2006
GCUK senior secured notes	$513	$508
Mandatory convertible notes with controlling shareholder	—	275
5% convertible notes	144	144
GC Impsat Notes	225	—
Term Loan Agreement	348	—
Other	41	17
Add: unamortized premium on GCUK senior secured notes issued December 28, 2006	9	9
Less: unamortized discount on GCUK senior secured notes issued December 23, 2004	(5)	(5)

Total debt obligations	1,275	948
Less: current portion of long term debt and short term debt	(26)	(12)

Non-current debt obligations	$1,249	$936

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

GCUK Senior Secured Notes

On December 23, 2004, Global Crossing (UK) Finance PLC (“GCUK Finance”), a special purpose financing subsidiary of the Company’s Global Crossing (UK) Telecommunications Limited subsidiary (together with its subsidiaries, “GCUK”) issued $200 in aggregate principal amount of 10.75% U.S. dollar denominated senior secured notes and 105 pounds sterling aggregate principal amount of 11.75% pounds sterling denominated senior secured notes (collectively, the “GCUK Notes”). The dollar and sterling denominated notes were issued at a discount of approximately $3 and 2 pounds sterling, respectively. The GCUK Notes mature on the tenth anniversary of their issuance. Interest is payable in cash semi-annually on June 15 and December 15.

On December 28, 2006, GCUK Finance issued an additional 52 pounds sterling aggregate principal amount of pound sterling denominated GCUK Notes. The additional notes were issued at a premium of approximately 5 pounds sterling, which resulted in the Company receiving gross proceeds, before underwriting fees, of approximately $111.

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

Within 120 days after the end of the period beginning on December 23, 2004 and ending December 31, 2005 and for each twelve month period thereafter, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. On April 18, 2006, GCUK commenced its Annual Repurchase Offer for the period December 23, 2004 to December 31, 2005 and offered to purchase 15 pounds sterling (approximately $26) of GCUK Notes, including accrued interest. The Annual Repurchase Offer expired on May 17, 2006 with no GCUK Notes tendered. In respect of the 2006 Annual Repurchase Offer, GCUK did not offer to purchase any of the GCUK Notes since the amount of “Designated GCUK Cash Flow” was less than zero. In respect to the 2007 Annual Repurchase Offer, the Company anticipates making an offer of $3 for the same period.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

A loan or dividend payment by GCUK to the Company and its affiliates is a restricted payment under the indenture governing the GCUK Notes. Under the indenture such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test; (ii) may generally be made only within ten business days of consummation of each Annual Repurchase Offer; and (iii) would generally be limited to 50% of GCUK’s Designated GCUK Cash Flow plus the portion, if any, of the applicable Annual Repurchase Offer that the holders of the notes decline to accept. In addition, so long as GCUK is not then in default under the indenture, GCUK may make up to 10 pounds sterling (approximately $20) in the aggregate in restricted payments in excess of 50% of Designated GCUK Cash Flow for a given period; provided that any such excess payments shall reduce the amount of restricted payments permitted to be paid out of future Designated GCUK Excess Cash Flow. Prior to the conversion of the Mandatorily Convertible Notes (see Term Loan Agreement below), loans from GCUK made to the Company or the Company’s other subsidiaries were subordinated to the payment of obligations under the Mandatorily Convertible Notes. Any future loans from GCUK made to the GCL or other subsidiaries must be subordinated to the payment of obligations under the Term Loan Agreement. The terms of any inter-company loan by GCUK to the Company or the Company’s other subsidiaries are required by the GCUK Notes indenture to be at arm’s length and must be agreed to by the board of directors of GCUK, including its independent members. In the exercise of their fiduciary duties, GCUK’s directors will require GCUK to maintain a minimum cash balance in an amount they deem prudent.

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

For accounting purposes, the cross-currency interest rate swap is classified as a cash flow hedge in accordance with SFAS No. 133. The Company measures the effectiveness of this derivative instrument on a cumulative basis, comparing changes in the cross-currency interest rate swap’s cash flows since inception with changes in the hedged item’s cash flows (the interest payment on the $200 U.S. dollar-denominated GCUK Notes). Unrealized gains or losses resulting from changes in fair value are recorded in shareholders’ equity in the balance sheet as other comprehensive income (loss). The fair value of the cash flow hedge is recorded to “other deferred liabilities” and “other current liabilities” at December 31, 2007 and 2006. For the year ended December 31, 2007 and 2006, unrealized losses recorded in shareholders’ deficit as accumulated other comprehensive loss were $4 and $5, respectively. As of December 31, 2007 and 2006, the Company recorded unrealized gains (losses) of $1 and $(8), respectively in other comprehensive loss related to the GCUK cross-currency interest rate swap.

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

Concurrent with the closing of the 5% Convertible Notes offering the Company purchased a portfolio of U.S. treasury securities with total face value of $21 for $20, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes. At December 31, 2007 and 2006, these securities are included in prepaid costs and other current assets ($7) and ($7) and other assets ($3) and ($10), respectively (see Notes 7 and 10).

Working Capital Facility

On May 10, 2006, through certain of the Company’s U.S. subsidiaries (the “W/C Facility Borrowers”), the Company entered into a $55 working capital facility (the “Working Capital Facility”) with Bank of America, N.A. (the “Agent”) and other lenders participating from time to time. The Working Capital Facility, which prior to its repayment in full during 2007 (see Term Loan Agreement below), expired on May 9, 2009, provided for a secured revolving line of credit of up to $55; provided that the availability was limited to $35 under certain conditions. The W/C Facility Borrowers could borrow up to (i) 85% of their eligible billed accounts receivable and (ii) 60% of their eligible unbilled accounts receivable (not to exceed $25 in unbilled accounts receivable), to the extent the aggregate of such amounts exceeded a $20 availability block and other reserve amounts that could be set aside by the Agent. Facility fees and other fees were payable for the duration of the facility. Borrowings under the Working Capital Facility were to be used for commercial letters of credit and to fund the Company’s ongoing working capital requirements including operating losses, debt service and capital expenditures. The Working Capital Facility effectively allowed for borrowing at rates equal to LIBOR plus 2.5% to 3.0% or the lender’s prime rate plus 1.0% to 1.5%. The actual rate depended upon the Company’s consolidated restricted cash and the availability under the facility. The facility was secured by (i) guarantees from substantially all of the Company’s North American subsidiaries (together with the W/C Facility Borrowers, the “W/C Facility Loan Parties”), (ii) a pledge of the W/C Facility Loan Parties’ outstanding common shares, and (iii) a first lien on accounts receivable and other assets of the W/C Facility Loan Parties, subject to an intercreditor agreement with the trustee under the indenture for the Mandatorily Convertible Notes. The Working Capital Facility included, among other things, certain financial covenants. The Working Capital Facility could be terminated by the Company at any time without penalty and could be terminated by the lenders ninety days prior to the maturity of the Mandatorily Convertible Notes if the lenders had not received reasonable assurance that such notes would convert to equity. As required by the terms of the restructuring agreement among the Company and certain subsidiaries of ST Telemedia dated October 8, 2004, the Company incurred and paid a consent fee of $1 to an ST Telemedia subsidiary in connection with such subsidiary’s execution of the intercreditor agreement and resultant subordination of its security interest in the collateral which also secures the Working Capital Facility. At December 31, 2006, the Company had $1 of borrowings and $9 remaining available (after deduction of letters of credit issued) under the Working Capital Facility.

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

GC Impsat Notes

On February 14, 2007, GC Impsat, a wholly owned subsidiary of the Company, issued $225 in aggregate principal amount of 9.875% senior notes due February 15, 2017 (the “GC Impsat Notes”). Interest on these notes is payable in cash semi-annually in arrears every February 15 and August 15, commencing August 15, 2007. The proceeds of this offering were used to finance a portion of the purchase price (including the repayment of indebtedness and payment of fees) of the Company’s acquisition of Impsat, which was consummated on May 9, 2007 (see Note 4). Pursuant to a pledge and security agreement, entered into on the date of the acquisition, GC Impsat maintains a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments ($22) on the GC Impsat Notes until certain cash flow metrics have been met. The amounts included in the debt service reserve account are included in long-term restricted cash and cash equivalents.

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

After giving effect to the refinancing of approximately $216 of debt assumed in the acquisition of Impsat with use of the proceeds from the issuance of the GC Impsat Notes and other cash, at December 31, 2007 the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

primary debt of Impsat that remains outstanding in addition to the GC Impsat Notes is approximately $22 of bonds issued by Impsat’s subsidiary in Colombia. These bonds bear interest at the Colombian consumer price index plus 8% and are repayable 50% in December 2008 and 50% in December 2010.

Our results of operations for 2007 include expenses of approximately $8 related to the write off of deferred financing fees for a bridge loan facility which was terminated upon issuance of the GC Impsat Notes; these expenses are included in other income (expense), net in the accompanying consolidated statements of operations.

Term Loan Agreement

On May 9, 2007, the Company entered into a senior secured term loan agreement (the “Term Loan Agreement”) with Goldman Sachs Credit Partners L.P. and Credit Suisse Securities (USA) LLC pursuant to which it borrowed $250 on that date. The Term Loan Agreement was amended on June 1, 2007 to, among other things, provide for the borrowing of an additional $100 on that date. These term loans (i) mature on May 9, 2012, with amortization of 0.25% of principal repayable on a quarterly basis and the remaining principal due at maturity, (ii) bear interest at LIBOR plus 6.25% per annum payable quarterly, (iii) have repayment premiums of 103% in the first year, 102% in the second year and 101% in the third year, and (iv) are guaranteed by all of the Company’s subsidiaries and secured by substantially all the assets of the Company and its subsidiaries, in each case other than those subsidiaries forming part of its Latin American operations or its GCUK Segment. The Term Loan Agreement limits the Company’s and the guarantor subsidiaries’ ability, among other things, to: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions; (3) make certain investments or other restricted payments; (4) enter into arrangements that restrict dividends or other payments to the Company from its restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of its assets. In addition, the Term Loan Agreement includes financial maintenance covenants requiring our ROW Segment to maintain a minimum consolidated cash balance at all times and requiring us to maintain, as of the end of each fiscal quarter starting with June 30, 2008, a maximum ratio of consolidated debt to a designated measure of consolidated earnings. All of these limitations are subject to a number of important qualifications and exceptions set forth in the Term Loan Agreement.

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

A portion of the proceeds of the Term Loan Agreement was used to repay in full the Company’s $55 working capital facility with Bank of America, N.A. (and other lenders), to cash collateralize $29 of letters of credit issued under the facility (or replacement thereof) and to fund a portion of the Impsat acquisition. The working capital facility has been terminated and no further extensions of credit will be made thereunder. Approximately $2 of unamortized deferred financing fees related to the working capital facility were expensed in other income, net in the consolidated statement of operations during 2007. The remaining net proceeds of the Term Loan Agreement are being used for working capital and general corporate purposes, which may include the acquisition of assets or businesses that are complimentary to the Company’s existing business.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

In satisfaction of an obligation under the Term Loan Agreement, the Company entered into an agreement in July 2007 to mitigate the risk arising from the floating rate debt by hedging the term loans against interest rate risk volatility. As of December 31, 2007, the hedge consists of two types of instruments: an interest rate swap for approximately one year of floating (LIBOR + 6.25%) for fixed rate debt having a notional amount of $347, and interest rate caps for the ensuing two years having notional amounts between $340 and $344 (see Note 21).

For accounting purposes, the interest rate swaps and caps are classified as a cash flow hedges in accordance with SFAS No. 133. Unrealized gains or losses resulting from changes in fair value are recorded in the stockholders’ equity section in the balance sheet as other comprehensive income (loss). The fair value of the cash flow hedge is recorded to “other deferred liabilities” and “other current liabilities” at December 31, 2007. For the year ended December 31, 2007, the Company recorded unrealized losses in shareholders’ deficit as accumulated other comprehensive loss of $1 and during 2007 recognized loss of $1 in other comprehensive loss related to these derivative instruments.

In conjunction with the recapitalization pursuant to which the Company entered into the Term Loan Agreement, on August 27, 2007, STT Crossing Ltd converted $250 original principal amount of 4.7% payable-in-kind mandatory convertible notes (the “Mandatorily Convertible Notes”) into approximately 16.58 million shares of common stock. Upon such conversion, the debt interests of STT Crossing Ltd. were terminated. As consideration for the subordination of the Mandatorily Convertible Notes to the Term Loan Agreement through the conversion date, the Company paid STT Crossing Ltd. a consent fee of $7.5 in cash shortly after closing in the second quarter 2007 and, at conversion of the Mandatorily Convertible Notes, an additional fee paid in shares of common stock valued at $10.5. The 16.58 million shares of common stock received by STT Crossing Ltd. included the shares representing the $10.5 consent fee as well as shares valued at $30 representing foregone interest through the original scheduled maturity date of the Mandatorily Convertible Notes. The $18 of consent fees was considered a debt modification and was recorded as a reduction in the carrying value of the Mandatorily Convertible Notes in the second quarter of 2007. The $30 of foregone interest is considered an inducement to convert and was recorded in other income, net upon conversion of the Mandatorily Convertible Notes in the third quarter of 2007. At conversion, the carrying value of and all accrued interest on the notes, as well as the consent fee paid in common shares, all of which together totaled $329, were reclassified to common stock and additional paid in capital.

Mandatory Convertible Notes with Controlling Shareholder

On December 23, 2004, GCL issued Mandatorily Convertible Notes to subsidiaries of the Company’s controlling shareholder, ST Telemedia. Prior to their conversion (see Term Loan Agreement below), the Mandatorily Convertible Notes mandatorily converted into common equity on the fourth anniversary of their issuance. Interest accrued at 4.7% per annum and the Company was permitted (and intended) to pay interest by issuing additional convertible notes. There were no sinking fund requirements. The holders of the Mandatorily Convertible Notes had the right to convert them into common shares of GCL at any time prior to their maturity date. Any Mandatorily Convertible Note that was not converted into common shares of GCL prior to the maturity date would have converted automatically into common shares on the maturity date. The number of common shares of GCL to be issued upon conversion of the Mandatorily Convertible Notes was to be determined by dividing the principal amount converted (together with any accrued but unpaid interest) by the “Conversion Price.” The initial conversion price was $18.60 per share. The terms of the Mandatorily Convertible Notes contained customary provisions for the adjustment of the Conversion Price in the event that the Company declared a stock dividend or stock split or any recapitalization, reorganization or similar transaction. In the event that the Company was unable to deliver common shares of GCL at maturity of the Mandatorily Convertible Notes or upon receiving a notice of conversion from a holder of the Mandatorily Convertible Notes, as the result of any law, rule or regulation or administrative proclamation or any other reason (a “Conversion Restriction”),

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

the Company was required to pay accrued interest in cash on those Mandatorily Convertible Notes at a rate of 11% (calculated retroactively from the December 23, 2004 issue date), provided that upon a sale or transfer of Mandatorily Convertible Notes by ST Telemedia or any of its subsidiaries to any third party, the initial interest rate of 4.7% was to be reinstated upon the original terms of the Mandatorily Convertible Notes. If the Company was unable to deliver common shares of GCL on the maturity date, the Company was required to redeem the Mandatorily Convertible Notes for $250 cash, plus accrued cash interest at 11% (calculated retroactively from December 23, 2004). The Company was required to repay the Mandatorily Convertible Notes in cash if the Company were to default on the indenture governing the Mandatorily Convertible Notes. Due to the possibility of a Conversion Restriction, the Company accounted for interest on the Mandatorily Convertible Notes by accruing at the 11% rate. However, at such time, if any, as the Mandatorily Convertible Notes were converted into common shares of New GCL, all amounts accrued for interest and principal on the applicable Mandatorily Convertible Notes would be reclassified to common stock and additional paid in capital in the Company’s consolidated balance sheet. During the year ended December 31, 2006, $13 of accrued interest related to the Mandatorily Convertible Notes was converted to additional Mandatorily Convertible Notes. This represented interest accrued through December 29, 2006, calculated at the 4.7% annual rate that applies in the absence of a Conversion Restriction.

The Mandatorily Convertible Notes were guaranteed by the majority of the Company’s existing subsidiaries, except for GCUK and its subsidiaries and were equal in right of payment with all other senior indebtedness of GCL (including the 5% Convertible Notes) and its subsidiaries (including one or more working capital facilities in aggregate principal amount of up to $150) and with a limited amount of certain other senior indebtedness of the Company and its subsidiaries. Payment of the Mandatorily Convertible Notes was secured by a lien on substantially all the assets of the Company and its material subsidiaries, except for GCUK’s assets and the assets of its subsidiaries, such lien to be second priority to the lien of any working capital facilities if and when such working capital facilities was provided.

The Mandatorily Convertible Notes were not redeemable at the Company’s option prior to the occurrence of a Conversion Restriction. After the occurrence of a Conversion Restriction, the Company would have had the right to redeem all or any part of the Mandatorily Convertible Notes held by ST Telemedia or any of its subsidiaries at a redemption price in cash equal to 100% of the aggregate principal amount of the Mandatorily Convertible Notes redeemed, plus accrued and unpaid interest.

The Mandatorily Convertible Notes were issued under an indenture which included covenants and events of default that were customary for high-yield senior note issuances. These provisions included: (i) limitations on the indebtedness of Company and its subsidiaries (other than GCUK, GC Impsat and their subsidiaries); (ii) limitations on dividends and other payments to equity holders and subordinated debt (including ST Telemedia); (iii) limitations on investments and sale and leaseback transactions; (iv) restrictions on asset sales, consolidations, and mergers; (v) limitations on granting additional liens; and (vi) limitations on transactions with affiliates. The covenants permitted the Company to enter into one or more working capital facilities and have limited exceptions, baskets, and carve-outs. The limitation on indebtedness covenant, in particular, permitted the incurrence of the following: (i) up to $150 in additional debt under one or more working capital facilities (subject to, among other things, an intercreditor agreement in form and substance satisfactory to the Convertible Notes holder governing intercreditor matters such as the terms of the subordination of certain liens securing the Convertible Notes to liens securing such facility); (ii) up to $50 in purchase money debt or capital lease obligations; (iii) up to $50 of additional indebtedness not otherwise permitted to be incurred; and (iv) additional subordinated debt if we satisfied the leverage ratio specified in the indenture, although the Company did not expect to satisfy that ratio for the foreseeable future. Waivers previously granted by ST Telemedia allowed the Company to exceed the $50 purchase money debt basket, although the Company required ST Telemedia’s consent to incur additional such debt.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Other Financing Activities

During 2007, the Company entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $15. These agreements have terms that range from 24 to 36 months and annual interest rates that generally range from 2.8% to 12% with a weighted average effective interest rate of 5.5%. In addition, the Company also entered into various capital leasing arrangements that amounted to $73. These agreements have terms that range from 10 to 52 months and implicit interest rates that range from 5.5% to 15.8%, with a weighted average effective interest rate of 9.2% .

Certain of the Company’s debt and capital lease agreements contain non-financial covenants which require specific tracking and reporting procedures for the physical location of the leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease agreements. At December 31, 2007, these non-financial covenants have not been met for debt and lease agreements representing $85 of indebtedness. The Company has received a waiver for approximately $79 of such non-compliance through January 1, 2009 assuming certain milestones are achieved. The Company has achieved all milestones as of December 31, 2007, and expects to achieve the remaining milestones and become compliant prior to the deadline. The remaining balances are classified as current liabilities at December 31, 2007.

13. OBLIGATIONS UNDER CAPITAL LEASES

The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases.

At December 31, 2007, future minimum payments under these capital leases are as follows and are included in other current liabilities and obligations under capital lease in the accompanying consolidated balance sheet:

Year Ending December 31,
2008	$62
2009	57
2010	32
2011	14
2012	6
Thereafter	56

Total minimum lease payments	227
Less: amount representing interest	(50)

Present value of minimum lease payments	177
Less: current portion (Note 11)	(54)

Long term obligations under capital leases	$123

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

Common Stock

On the Effective Date, GCL was authorized to issue 55,000,000 shares of common stock. In 2006, upon approval from shareholders, the number of authorized shares was increased to 85,000,000. In 2007, upon approval from shareholders, the number of authorized shares was increased to 110,000,000. Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, GCL issued 15,400,000 shares of common stock to its pre-petition creditors and issued 6,600,000 shares of common stock to a subsidiary of ST Telemedia. 18,000,000 shares of common stock were reserved for the conversion of the GCL Preferred Stock, while an additional 3,478,261 shares of common stock were reserved for issuance under GCL’s 2003 Stock Incentive Plan. During 2005 the shares of common stock reserved for issuance under the Stock Incentive Plan was increased to 8,378,261. In 2007, upon approval from shareholders, shares of common stock reserved for issuance under the Stock Incentive Plan was increased to 11,378,261.

On May 30, 2006, the Company completed a public offering of 12,000,000 shares of common stock at $20 per share for gross proceeds of $240. A subsidiary of ST Telemedia purchased 6,226,145 shares of common stock in the offering.

In conjunction with the recapitalization pursuant to which the Company entered into the Term Loan Agreement, on August 27, 2007, STT Crossing Ltd converted $250 original principal amount of mandatorily convertible notes due December 2008 (the “Mandatorily Convertible Notes”) into approximately 16.58 million shares of common stock. Upon such conversion, the debt interests of STT Crossing Ltd. were terminated. As consideration for the subordination of the Mandatorily Convertible Notes to the Term Loan Agreement through the conversion date, the Company paid STT Crossing Ltd. a consent fee of $7.5 in cash shortly after closing in the second quarter 2007 and, at conversion of the Mandatorily Convertible Notes, an additional fee paid in shares of common stock valued at $10.5. The 16.58 million shares of common stock received by STT Crossing Ltd. included the shares representing the $10.5 consent fee as well as shares valued at $30 representing foregone interest through the original scheduled maturity date of the Mandatorily Convertible Notes. The $18 of consent fees was considered a debt modification and was recorded as a reduction in the carrying value of the Mandatorily

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Convertible Notes. The $30 of unearned accrued interest is considered an inducement to convert and was recorded in other expense, net upon conversion of the Mandatorily Convertible Notes. At conversion, the carrying value of and all accrued interest on the notes, as well as the consent fee paid in common shares, all of which together totaled $329, were reclassified to common stock and additional paid in capital.

Each share of GCL common stock has a par value of $.01 and entitles the holder thereof to one vote on all matters to be approved by stockholders. The amended and restated by-laws of GCL contain certain special protections for minority shareholders, including certain obligations of ST Telemedia, or other third parties, to offer to purchase shares of GCL Common Stock under certain circumstances.

15. INCOME TAX

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2007	2006	2005
Current	$(9)	$(1)	$(7)
Deferred	(54)	(66)	(56)

Total income tax provision	$(63)	$(67)	$(63)

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Bermuda does not impose a statutory income tax and consequently the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

The current tax provision includes recurring income, asset and withholding taxes for the years ended December 31, 2007, 2006 and 2005 of $9, $1, and $7, respectively. Fresh start accounting has resulted in a net deferred tax provision of $41, $45, and $56 in 2007, 2006 and 2005, respectively, resulting from the utilization of pre-emergence net deferred tax assets that were offset by a full valuation allowance. In accordance with SOP 90-7, the reversal of the valuation allowance that existed at the fresh start date has been first recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital.

The deferred income tax provision reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The following is a summary of the significant items giving rise to components of the Company’s deferred tax assets and liabilities:

	December 31,
	2007		2006
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$411	$—	$558	$—
Net operating loss (“NOL”) carry forwards	1,936	—	1,808	—
Allowance for doubtful accounts	258	—	236	—
Deferred revenue	—	(25)	—	(42)
Other	83	—	—	(19)

	2,688	(25)	2,602	(61)
Valuation allowance	(2,663)	—	(2,532)	—

	$25	$(25)	$70	$(61)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The Company’s valuation allowance changed in the amount of $131, $164, and $(107) for the years ended December 31, 2007, 2006 and 2005, respectively. The valuation allowance is primarily related to deferred tax assets due to the uncertainty of realizing the full benefit of the NOL carry forwards. In evaluating the amount of valuation allowance required, the Company considers each subsidiary’s prior operating results and future plans and expectations. The utilization period of the NOL carry forwards and the turnaround period of other temporary differences are also considered. The pre-emergence valuation allowance on net deferred tax assets was $2,262 and $2,240 at December 31, 2007 and 2006, respectively, which if realized would be accounted for in accordance with SOP 90-7 as a reduction of intangible assets established on the Effective Date to zero and thereafter as an increase in additional paid-in capital. The Company has reduced all intangible assets to zero. All remaining utilizations will be recorded as an increase in additional paid-in capital.

Included in the Company’s 2007 valuation allowance is Impsat. Impsat’s temporary differences, as of the date of acquisition, were fully valued. Based on managements evaluation of the Company’s operating results, a full valuation of the assets will continue primarily due to the uncertainty of realizing the full benefit of the NOL carry forwards.

A substantial amount of the Company’s pre-emergence NOL’s and other deferred assets generated prior to the bankruptcy have been reduced as a result of the discharge and cancellation of various pre-petition liabilities. As of December 31, 2007 the Company has NOL carry forwards of $7,488, $948, $573 and $2 in Europe, North America, Latin America and Asia, respectively. Certain of these carry forwards will expire in 2008 and may be limited by United States Internal Revenue Code Section 382.

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

During 2007, the Company realized $4 of tax benefits as a result of the reversal of valuation allowances for deferred tax assets acquired as part of Impsat acquisition. The recognition of the tax benefits for those items (by elimination of the valuation allowance) after the acquisition date are to first reduce to zero any goodwill related to the acquisition and then to reduce to zero other non-current intangible assets related to the acquisition, and then to reduce income tax expense. This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

During 2007 and 2006, the Company increased its valuation allowance to reduce the U.K. deferred tax assets by $9 and $21, respectively, to reflect the amount considered more likely than not to be realized. At December 31, 2007, the U.K. deferred tax assets have a full valuation allowance recorded against them.

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

The total amount of the unrecognized tax benefits as of the date of adoption and December 31, 2007 was $11 and $20, respectively. There was no impact to the January 1, 2007 balance of accumulated deficit upon adoption of FIN 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$11
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	4
Additions for positions of new acquisitions	5
Decrease for tax positions of prior years	(1)

Balance at December 31, 2007	$20

Included in the balance of unrecognized tax benefits at January 1, 2007 and December 31, 2007, are $4 and $6, respectively of tax benefits that, if recognized, would affect the effective tax rate. The Company also recognizes interest accrued related to unrecognized tax benefits and income tax contingencies in interest expense and penalties in income tax expense. The Company had approximately $15 and $11 for the payment of interest and penalties accrued in other current liabilities and other deferred liabilities at December 31, 2007 and December 31, 2006, respectively. It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

During 2007, the Company received notification from the Internal Revenue Service that its audit of the Company’s 2002 and 2003 tax years has resulted in the tax returns being accepted as filed, without change. Also during 2007, the Company received notification from the IRS that its audit of the Company’s 2004 tax year has resulted in that tax return being accepted as filed, without change. Accordingly, the Company is no longer subject to U.S. federal income tax examination for periods prior to 2005. With respect to the United Kingdom, as of December 31, 2007, the Company is no longer subject to income tax inquiries by Her Majesty’s Revenue & Customs for the years up to and including 2003. The Company is also subject to taxation in various states and other foreign jurisdictions.

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

16. REORGANIZATION ITEMS

Preconfirmation Contingencies

During the years ended December 31, 2007, 2006 and 2005, the Company settled various third-party disputes and revised its estimated liability for other disputes related to periods prior to the emergence from chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulletin 11. The resulting net gain on the settlements and change in estimated liability of $33, $32, and $36 is included within net gain on pre-confirmation contingencies in the consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005, respectively. The most significant portion of the gain is a result of settlements with certain tax authorities and changes in the estimated liability for other income and non-income tax contingencies. During 2007, the Company released a significant accrual relating to a foreign customs tax audit (see Note 22).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

17. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

	Year Ended December 31,
	2007	2006	2005
Loss from continuing operations	$(306)	$(324)	$(363)
Preferred stock dividends	(4)	(3)	(4)

Loss from continuing operations applicable to common shareholders	$(310)	$(327)	$(367)

Weighted average common shares outstanding:
Basic and diluted	42,461,853	31,153,152	22,466,180

Loss from continuing operations applicable to common shareholders:
Basic and diluted loss per share	$(7.30)	$(10.50)	$(16.34)

The Company reported losses from continuing operations for the years ended December 31, 2007, 2006 and 2005. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share from continuing operations.

Diluted loss per share for the years ended December 31, 2007, 2006 and 2005 does not include the effect of the following potential shares, as they are anti-dilutive:

Potential common shares excluded from the calculation of diluted loss per share	Year Ended December 31,
	2007	2006	2005
	(millions)
Manditorily convertible notes with controlling shareholder	—	15	14
5% Convertible Notes	6	6	—
Convertible preferred stock	18	18	18
Stock options	1	1	1
Restricted stock units	1	1	1

Total	26	41	34

18. STOCK-BASED COMPENSATION

The Company recognized $51, $24, and $56, respectively, of non-cash stock related expenses for the year ended December 31, 2007, 2006 and 2005. These expenses are included in selling, general and administrative expenses and real estate, network and operations in the consolidated statements of operations. Stock-related expenses for each period relate to share-based awards granted under Global Crossing Limited 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) and reflect awards outstanding during such period, including awards granted both prior to and during such period. The Company adopted the 2003 Stock Incentive Plan on the Effective Date. Under the 2003 Stock Incentive Plan, the Company is authorized to issue, in the aggregate, share-based awards of up to 11,378,261 common shares to employees, directors and consultants who are selected to participate.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Stock Options

Non-qualified options to purchase 88,326 shares of GCL common stock were granted during the year ended December 31, 2005. These stock options are exercisable over a ten-year period, vest over a three-year period and have an exercise price range of $16.26 to $20.50 per share. No stock options were granted during 2006 and 2007.

Information regarding options granted and outstanding for the years ended December 31, 2007, 2006 and 2005 is summarized below:

	Number Outstanding	Weighted-Average Exercise Price per Share
Balance as of January 1, 2005	2,518,578	$11.21
Granted	88,326	$19.78
Exercised	(194,359)	$10.21
Forfeited	(266,318)	$11.64

Balance as of December 31, 2005	2,146,227	$11.60
Exercised	(466,431)	$10.60
Forfeited	(54,066)	$11.77

Balance as of December 31, 2006	1,625,730	$11.88
Exercised	(351,447)	$11.22
Forfeited	(22,804)	$15.39

Balance as for December 31, 2007	1,251,479	$12.00

The following table summarizes information concerning outstanding and exercisable options for the year ended December 31, 2007:

	Number Outstanding	Options Outstanding		Options Exercisable
Exercise Prices		Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$10.16	883,937	5.9	$10.16	883,937	$10.16
$15.39	294,216	7.0	$15.39	294,216	$15.39
$20.50	73,326	7.1	$20.50	48,886	$20.50

Total	1,251,479	6.2	$12.00	1,227,039	$11.83

The weighted average remaining contractual term was 6.2 years for stock options exercisable as of December 31, 2007. The total intrinsic value was approximately $13 and $13 for options outstanding and exercisable, respectively, as of December 31, 2007. The total intrinsic value for stock options exercised was $5, $5, and $1, during 2007, 2006 and 2005, respectively.

At December 31, 2007, unrecognized compensation expense related to stock options was less than $1 and is expected to be recognized in 2008.

Restricted Stock Units

During the year ended December 31, 2007, the members of the Board of Directors were granted awards totaling 15,402 fully vested unrestricted shares of common stock, representing both installments of the directors’ annual retainer fees that is payable in shares rather than cash. Also, during the year ended December 31, 2007,

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

the members of the Board of Directors were granted awards totaling 29,040 unrestricted shares of common stock with a one year cliff vesting on June 12, 2008. These awards were made in accordance with the Company’s annual long-term incentive program for Board members.

During 2007, the Board of Directors approved a grant of awards under a special program to substantially all non-sales employees of the Company. The program is intended to retain and motivate the Company’s employees. The awards granted aggregated: (i) $3 of cash; and (ii) 1,194,880 restricted stock units that vest over a period of either six or twelve months from the date of grant. Also, during 2007, the Board of Directors approved a grant of awards under a special program related to the Impsat acquisition to key employees of the GC Impsat Segment and a limited group of ROW Segment employees involved in the Impsat integration. The program is intended to retain and motivate these employees through the integration of Impsat. The awards granted to non-executives aggregated 32,600 restricted stock units that vest over a period of twelve months from the date of grant. The awards granted to executives aggregated 20,736 restricted stock units that vest one-third per year over a three year period. In addition, in 2007 in conjunction with the Company’s annual long-term incentive program for 2007, the Company awarded to certain employees 333,400 restricted stock units which vest on March 13, 2010.

During the year ended December 31, 2007, certain executives of Impsat entered into employment agreements with the Company which include a special bonus program to encourage executive continuity to maximize the benefit of GCL’s acquisition of Impsat. This bonus program consists of both time based and performance based components. The time based component will vest on the earlier of: (a) 7.5 months from the acquisition date or (b) the date in which the executive is terminated without cause.

During the year ended December 31, 2006 the Company awarded 440,200 restricted stock units to employees and 39,528 restricted stock units to members of the Company’s Board of Directors. The 39,528 restricted stock units awarded to members of the Board of Directors vest on August 15, 2007, subject to continued service on the board through the vesting date. The 440,200 restricted stock units awarded to employees are scheduled to vest on March 7, 2009; however, the chief executive officer’s performance shares also vest in full upon actual or constructive termination without cause (as determined in accordance with his employment agreement).

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

The following table summarizes restricted stock units granted, forfeited and canceled for the years ended December 31, 2007, 2006 and 2005:

	Number of Restricted Stock Units	Weighted-Average Issue Price per Share
Balance as for January 1, 2005	1,019,850
Granted	513,200	$16.02
Vested	(338,654)
Vested RSUs withheld for tax purposes	(5,632)
Forfeited	(121,626)

Balance as of December 31, 2005	1,067,138
Granted	479,728	$17.75
Vested	(356,052)
Vested RSUs withheld for tax purposes	(11,237)
Forfeited	(53,099)

Balance as of December 31, 2006	1,126,478
Granted	1,652,375	$27.09
Vested	(1,012,076)
Vested RSUs withheld for tax purposes	(83,142)
Forfeited	(310,779)

Balance as of December 31, 2007	1,372,856

As of December 31, 2007, unrecognized compensation expense related to the unvested portion of RSUs was approximately $16 and is expected to be recognized over the next 2.4 years.

Performance Share Grants

In connection with the Company’s annual long-term incentive program for 2007, the Company awarded to certain employees 397,000 performance share opportunities which vest on December 31, 2009, in each case subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each performance share grantee can earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved or (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved. No payout will be made for performance below threshold, and the payout for performance above maximum is capped at 150% of the target opportunity. Actual payouts will be calculated using interpolation between threshold and target or target and maximum, as applicable. The total performance share opportunity of each participant in this program comprises three separate award opportunities based on measures of combined 2007 and 2008 earnings, cash use, and adjusted gross margin attributable to the Company’s enterprise, carrier data and indirect sales channels.

During the year ended December 31, 2007, certain executives of Impsat entered into employment agreements with the Company which include a special bonus program to encourage executive continuity to maximize the benefit of GCL’s acquisition of Impsat. This bonus program consists of both time based and performance based components. The performance based component is payable by August 31, 2008, based on the achievement of certain performance metrics for a performance period of July 1, 2007 to June 30, 2008. The

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

performance based component will not be paid out if the executive is terminated for any reason prior to June 30, 2008. These executives are also entitled to participate in the 2007 Bonus Program, as modified such that the targets for the portion of the year prior to the acquisition of Impsat are based on Impsat’s standalone financial results, and to receive a guaranteed annual bonus to be paid out to these executives regardless of whether Company targets are met. These bonuses are expected to be paid in unrestricted shares of common stock of GCL; however GCL retains discretion to use cash rather than shares.

During the year ended December 31, 2006, the Company awarded 522,800 performance share opportunities to officers of the Company under the 2003 Stock Incentive Plan. The performance share opportunities vest and convert into common shares on December 31, 2008, and are subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each performance share grantee can earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved or (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved or exceeded. No payout will be made for performance below threshold. Actual payouts will be calculated using interpolation between threshold and target or target and maximum, as applicable. The total performance share opportunity of each participant in this program comprises three separate award opportunities based on measures of combined 2006 and 2007 earnings, cash use, and gross margin attributable to the Company’s enterprise, carrier data, and indirect sales channels.

During the year ended December 31, 2005, the Company awarded 600,600 performance share opportunities to employees of the Company under the 2003 Stock Incentive Plan. The total performance share opportunity of each participant of the program comprised three separate award opportunities based on measures of combined 2005 and 2006 earnings, cash use and gross margin attributable to the Company’s enterprise, carrier data and indirect sales channels. No shares were awarded under this program as none of the financial target thresholds were met.

Senior Leadership Performance Program

On November 19, 2004, the Board of Directors adopted the Senior Leadership Performance Program (the “SLPP”) at the recommendation of the Compensation Committee of the Board of Directors. The SLPP was a long-term incentive program intended to retain key executives and to motivate them to help the Company achieve its financial goals. The participants in the SLPP included all executive officers of the Company and a limited group of additional key executives (collectively, the “SLPP Participants”).

The SLPP created for each SLPP Participant an aggregate potential award under the SLPP (the “Maximum Award”), an amount equivalent to the SLPP Participant’s regular annual cash bonus target opportunity as of the date on which the SLPP was approved. The awards were to be granted if the Company achieved specified performance goals relating to earnings (the “EBITDA Goal”) and/or cash flow (the “Cash Flow Goal”). Specifically, each SLPP Participant was entitled to receive (i) a bonus in the amount equal to 50% of such SLPP Participant’s Maximum Award if the EBITDA Goal was achieved by December 31, 2006 and/or (ii) a bonus in an amount equal to 50% of such SLPP Participant’s Maximum Award if the Cash Flow Goal was achieved by December 31, 2006. No shares were awarded under this program as none of the financial target thresholds were met.

Annual Bonus Program

During the year ended December 31, 2007, the Board of Directors adopted the 2007 Annual Bonus Program (the “2007 Bonus Program”). The 2007 Bonus Program is an annual bonus program for substantially all non-sales employees of the Company intended to retain such employees and to motivate them to help the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Company achieve its financial goals. Each participant is provided a target award under the 2007 Bonus Program expressed as a percentage of base salary. Actual awards under the 2007 Bonus Program will be paid only if the Company achieves specified earnings and cash use goals. Bonus payouts under the 2007 Bonus Program will be made in unrestricted shares of common stock of the Company; provided that the Compensation Committee of the Board of Directors retains discretion to use cash rather than shares as it deems fit. To the extent common shares are used for payment of bonus awards, such shares shall be valued based on the closing price on the NASDAQ National Market on the date determined by the Compensation Committee of the Board of Directors at the time the Committee certifies the financial results. As of December 31, 2007, $12 has been accrued for this bonus plan, including employer liability for payroll taxes and charges.

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

The Global Crossing Employees’ Retirement Savings Plan (the “401 (k) Plan”) qualifies under Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of his or her annual earnings not to exceed certain limits. The Company provides 50% matching contributions up to 6% of gross compensation. The Company’s contributions to the 401 (k) Plan vest immediately. Expenses recorded by the Company relating to the 401 (k) Plan for the years ended December 31, 2007, 2006 and 2005 were approximately $4, $4, and $4, respectively.

The Company maintains a defined contribution plan for the employees of GCUK. Each eligible employee contributes on a tax-deferred basis 4% of his or her annual basic salary. The Company contributes 8% of salary, which contributions vest after two years. Expenses recorded by the Company relating to this plan were approximately $2, $3, and $3 for the years ended December 31, 2007, 2006 and 2005, respectively.

Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans were approximately $2, $2, and $2, for the years ended December 31, 2007, 2006 and 2005, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Defined Benefit Plans

On December 31, 2006 the Company adopted FAS No. 158. The Company is required to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation. FAS 158 also requires an entity to recognize changes in the funded status within accumulated other comprehensive loss, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost.

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

GCUK has two separate pension plans: the Global Crossing U.K. Pension Plan (“GCUK Pension Plan”) and the Global Crossing Shared Cost Section of the Railways Pension Plan (“GCUK Railway Pension Plan”). Both pension plans were closed to new employees on December 31, 1999. The GCUK Railway Pension Plan is a pension plan that splits the costs 60%/40% between the Company and the employees, respectively.

The Company uses a December 31 measurement date for all pension plans.

Changes in the projected benefit obligation for all pension plans sponsored by the Company are as follows:

	Pension Plans December 31,
	2007	2006
Projected benefit obligation at beginning of period	$109	$88
Service cost	2	2
Interest cost	6	5
Actuarial (gain) loss	(6)	6
Benefits paid	(4)	(3)
Foreign exchange	1	11

Projected benefit obligation at end of period	$108	$109

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Change in the fair value of assets for all pension plans sponsored by the Company are as follows:

	Pension Plans December 31,
	2007	2006
Fair value of plan assets at beginning of period	$95	$77
Actual return on plan assets	8	10
Employer contribution	1	2
Benefits paid	(4)	(3)
Foreign exchange	1	9

Fair value of plan assets at end of period	$101	$95

The funded status for all pension plans sponsored by the Company is as follows:

	Pension Plans December 31,
	2007	2006
Funded status	$(7)	$(14)
Funded status attributable to employees	1	4

Accrued benefit cost, net	$(6)	$(10)

The total accumulated benefit obligation for all pension plans sponsored by the Company is $91 and $92, at December 31, 2007 and 2006, respectively.

The GCUK Railway Pension Plan projected benefit obligation exceeded the fair value of plan assets at December 31, 2007 and 2006. The projected benefit obligation and fair value of plan assets for this plan was $76 and $73, respectively at December 31, 2007 and $78 and $68, respectively at December 31, 2006.

The GCUK Pension Plan projected benefit obligation exceeded the fair value of plan assets at December 31, 2007 and 2006. The projected benefit obligation and fair value of plan assets for this plan is $20 and $10, respectively at December 31, 2007 and $18 and $9, respectively at December 31, 2006. The Global Crossing North America Inc.’s pension plan’s projected benefit obligation exceeded the fair value of plan assets.

Details on the effect on operations of principal pension plans sponsored by the Company are as follows:

	Pension Plans
	Year End December 31, 2007	Year End December 31, 2006	Year End December 31, 2005
Service cost	$2	$2	$1
Interest cost on projected benefit obligation	4	3	3
Expected return on plan assets	(5)	(4)	(4)

Net cost	$1	$1	$—

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Actuarial assumptions used to determine benefit obligations for pension plans sponsored by the Company are as follows:

	December 31,
	2007	2006
Discount rate	5.6% - 6.25%	5.0% - 6.0%
Compensation increases	4.00%	3.75%
Expected return on assets	4.2% - 8.5%	4.1% - 8.5%

Actuarial assumptions used to determine net periodic benefit costs for pension plans sponsored by the Company are as follows:

	December 31,
	2007	2006	2005
Discount rate	5.0% - 6.0%	4.75% - 6.0%	5.25% - 5.8%
Compensation increases	3.75%	3.75%	3.75%

Investment strategies for all significant pension plans are as follows:

The GCUK Railways Pension Plan, which represents approximately 71% of the Company’s total plan assets as at December 31, 2007, is invested in 58% equity securities, 15% bonds, 16% real estate and 11% other assets. The current planned asset allocation strategy was determined with regard to actuarial characteristics of the GCUK Railway Pension Plan. It is based on the assumption that equities would outperform bonds over the long term and is consistent with the overall objective of long-term capital growth. The expected long-term rate of return on plan assets was calculated by the plan actuary and is based on historic returns each asset class held by the plan at the beginning of the year.

The Global Crossing North America, Inc. pension plan, which represents approximately 19% of the Company’s total plan assets at December 31, 2007, is invested 65% in equity securities and 35% bonds, which matches the target asset allocation. The target asset allocation has been derived based on the assumption that equities would outperform bonds over the long term and is consistent with the objective of long-term capital growth. The expected long-term rate of return on plan assets was calculated by the plan actuary and is based on historic returns each asset class held by the plan at the beginning of the year.

Total plan assets are invested as follows:

	Pension Plans December 31,
	2007	2006
Equity securities	56%	61%
Debt securities	25%	26%
Real Estate	11%	7%
Other	8%	6%

Total	100%	100%

The Company expects to make total contributions of $3 in 2008 in respect of all pension plans.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Information for pension plan with an accumulated benefit obligation in excess of plan assets

As at December 31, 2007 and 2006 the accumulated benefit obligation (“ABO”) of the GCUK Pension Plan exceeded the fair value of the GCUK Pension Plan’s assets by $5 and $4, respectively.

The ABO and fair value of assets relating to the GCUK Pension Plan were $15 and $10, respectively, at December 31, 2007, and $13 and $9, respectively, at December 31, 2006.

Details of the effect on operations of the pension plan are as follows:

	Pension Plans
	Year End December 31, 2007	Year End December 31, 2006	Year End December 31, 2005
Service cost	$1	$1	$1
Interest cost on projected benefit obligation	1	—	—

Net cost	$2	$1	$1

None of the Company’s other pension plans’ ABO exceed the fair value of their respective pension plans assets as at December 31, 2007.

Benefit Payments

The following table summarizes expected benefit payments from the Company’s various pension plans through 2017. Actual benefits payments may differ from expected benefit payments.

Pension Plans
2008	$3
2009	3
2010	3
2011	3
2012	3
2013-2017	17

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

21. FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued expenses and obligations under capital leases approximate their fair value. The fair values of the Company’s debt and derivative instruments are based on market quotes and management estimates. Management believes the carrying value of other debt approximates fair value as of December 31, 2007 and 2006, respectively. The fair values of our debt, derivative instruments and marketable securities are as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
GCUK Notes	$517	$522	$512	$549
Convertible Notes	—	—	275	398
5% Convertible Notes	144	169	144	179
GC Impsat Notes	225	211	—	—
Term Loan Agreement	348	348	—	—
Interest Rate Swaps & Caps, liability	1	1	—	—
GCUK cross-currency interest rate swap, liability	4	4	5	5
Foreign exchange forward contract	—	—	5	5
Other debt	41	41	17	17

Marketable Securities

At December 31, 2007, marketable securities consist of zero coupon bonds issued by the U.S. Treasury (“Treasury Strips”) and are classified as held-to-maturity. These Treasury Strips were purchased at $20 in May 2006 as a part of the 5% Convertible Notes offering to collateralize the first six interest payments. During November 2006, the Company sold $3 of the Treasury Securities to cover the first interest payment on the 5% Convertible Notes. During 2007, the Company sold $7 of the Treasury Securities to cover interest payments due in 2007. These securities were purchased at a discount, which is amortized over the life of the securities resulting in amounts maturing of $7 and $3 in 2008 and 2009, respectively. Unrealized holding gains/losses are immaterial as fair value approximates carrying value.

22. COMMITMENTS, CONTINGENCIES AND OTHER

Contingencies

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at December 31, 2007 and 2006. The following is a description of the material legal proceedings involving the Company commenced or pending during 2007. In accordance with SFAS 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies.

AT&T Inc. (formally SBC Communications Inc.) Claim

AT&T Inc. (“AT&T”) has asserted that the Company is engaging in the misrouting of traffic through third- party intermediaries for the purpose of avoiding access charges payable to AT&T’s LEC affiliates. AT&T asserted that the Company owed it $19 through July 15, 2004. The Company responded to AT&T denying the claim in its entirety.

On November 17, 2004, AT&T’s LEC affiliates commenced an action against the Company and other defendants in the U.S. District Court for the Eastern District of Missouri. The complaint alleges that the Company, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic to avoid the payment of interstate and intrastate access charges.

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a first amended complaint on February 4, 2005. The first amended complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the first amended complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the FCC and the FCC has sought comments on the issues referred by the Court. The Company filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization (the “Plan of Reorganization”) of the Company’s predecessor and a number of its subsidiaries (collectively, the “GC Debtors”) which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, AT&T moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. The Company filed its response to the motion on March 6, 2006, requesting that the Court deny the motion. On May 31, 2006, the Court entered an order denying plaintiffs’ motion for reconsideration without prejudice. On January 31, 2008, plaintiffs filed their second status report with the Court indicating the FCC had not yet acted on the referral, but advising the Court that it expected the FCC to act soon.

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

In February 2008, the Tax Court in this South American country ruled in favor of the Company and dismissed the tax authority’s claim. As a result of the favorable ruling, the Company has released all accruals relating to this claim (amounting to $27 to “net gain on pre-confirmation contingencies” and $8 to interest expense).

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

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber-optic cable, which was constructed, owned and operated by Pacific Crossing Limited, a former subsidiary of the Company (“PCL”). PCL asserts that the Company and Asia Global Crossing, another former subsidiary of the Company, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by the Company and Asia Global Crossing Limited on behalf of PCL. To the extent that PCL asserted the foregoing claims were prepetition claims, PCL has now settled and released such claims against the Company.

During the pendency of the Company’s Chapter 11 proceedings, on January 14, 2003, PCL filed an administrative expense claim in the GC Debtors’ bankruptcy court for approximately $8 in post-petition services plus unliquidated amounts arising from the Company’s alleged breaches of fiduciary duty and misallocation of PCL’s revenues. The Company objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of approximately $79 claiming the Company failed to pay revenue for services and maintenance charges relating to PC-1 capacity and failed to pay PCL for use of the related cable stations and seeking to recover a portion of the monies received by the Company under a settlement agreement entered into with Microsoft Corporation and an arbitration award against Softbank. The Company filed an objection to the amended claim seeking to dismiss, expunge and/or reclassify the claim and PCL responded by filing a motion for partial summary judgment claiming approximately $22 for the capacity, operations and maintenance charges and co-location charges and up to approximately $78 for the Microsoft and Softbank proceeds. PCL’s claim for co-location charges (which comprised approximately $2 of the total claim) was settled.

Subsequently (and pursuant to a new scheduling order agreed to by the parties), the parties agreed to hold the Company’s motion to dismiss in abatement and PCL agreed not to proceed with its partial summary judgment motion and to file a new summary judgment motion. On June 5, 2006 PCL filed a new motion for partial summary judgment claiming not less than $2 for revenues for short term leases on PC-1, not less than $6

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

in respect of operation and maintenance fees paid to the Company by its customers for capacity on PC-1 and an unspecified amount to be determined at trial in respect of the Microsoft/ Softbank Claim. The Company filed a response to that motion on June 26, 2006, together with a cross motion for partial summary judgment on certain of PCL’s administrative claims. On August 28, 2006, PCL replied to the Company’s response to PCL’s new motion for partial summary judgment and responded to the Company’s cross motion for partial summary judgment. On November 20, 2006, the Company filed its reply to PCL’s response to the Company’s cross motion for partial summary judgment.

The parties have agreed to a non-binding mediation of their competing administrative claims (including the Company’s claim files against PCL in its separate bankruptcy case). The parties have completed one day of mediation, but have not completed the mediation. The current court proceedings have been stayed until completion of mediation.

Impsat Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts and unpaid performance bonuses as a result of their separation from Impsat shortly after the acquisition of Impsat by the Company.

The Company has been in negotiations with the claimants over the amount of their claims and other issues arising out of their departure. In October 2007, a former director and officer commenced litigation seeking to recover damages from the Company for alleged separation benefits and compensation. In November 2007, a former officer served the Company a notice claiming damages. The Company will be defending the claims vigorously.

Buenos Aires Antenna Tax Liability

The Government of the City of Buenos Aires (“GCBA”) established a tax applicable to private companies owning antennas with supporting structures, whether in service or not, in the amount set forth in the annual tariff law for the use of the public and private air space (the “Antenna Fees”).

Since September 2003, the GCBA has periodically notified Impsat of the Antenna Fees which aggregate approximately $49 and requested payment. Impsat has administratively disputed each of these notifications and in the administrative proceeding questioned the legality and constitutionality of the tax on various grounds, including that: (1) air rights belong to the owner of the underlying private property and GCBA’s charge for use of privately owned air rights is confiscatory and incompatible with the constitutional right of property; (2) Argentine telecommunications law exempts the use and occupation of public air space for the purposes of providing public telecommunications service from any charge; and (3) the tax that GCBA is trying to impose is excessive and confiscatory and (4) the GCBA has significantly overstated the number and height of the antennas owned by Impsat that are subject to the tax. Impsat continues to dispute the Antenna Fees and, to date, no summary collection action has been commenced by GCBA on the unpaid Antenna Fees.

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

In September 2007, an agreement was reached with the prosecution to conditionally suspend the criminal proceedings against the Company’s employees, and to have the charges ultimately dismissed. The agreement was finally approved by the Court on November 28, 2007.

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

JV 2 then filed a claim before the Administrative Court requesting the annulment of the termination and seeking a stay of the challenged administrative acts. After the legal term to respond to JV 2’s request had lapsed, JV 2 filed a motion to continue the proceedings in CONATEL’s absence. The Administrative Court denied the motion and accepted CONATEL’s late presentation, opening the proceeding’s evidentiary period. In this connection, JV2 filed an appeal before the Supreme Court, which was rejected August 31, 2007. JV2 filed a reinstatement and clarification motion against the Supreme Court’s resolution on September 5, 2007. The Supreme Court dismissed the reinstatement motion and remitted file back to the Administrative Court on February 4, 2008. The parties will now commence to file evidence for connection with deadlines set forth for the evidentiary period.

Customer Bankruptcy Claim

During 2007 the Company commenced default and disconnect procedures against a customer for breach of a sales contract based on the nature of the customer’s traffic, which renders the contract highly unprofitable to the Company. After the process was begun, the customer filed for bankruptcy protection, thereby barring the Company from taking further disconnection actions against the customer. The Company commenced an adversary proceeding in the bankruptcy court, asserting a claim for damages for the customer’s alleged breaches of the contract and for a declaration that, as a result of these breaches, the customer may not assume the contract in its reorganization proceedings.

The customer has filed several counterclaims against the Company alleging various breaches of contract for attempting improperly to terminate service, for improperly blocking international traffic, for violations of the Communications Act of 1934 and related tort-based claims. The customer has not specified the amount of damages that it is seeking.

During court proceedings in January 2008, the Court suggested that the parties explore settlement possibilities and report the results of those settlement discussions to the Court at a status conference scheduled for March 5, 2008. The customer has made one settlement demand of $15 which the Company has not accepted. At the status conference, the parties reported that they were still discussing settlement possibilities. The Court established a post-trial briefing schedule with respect to that portion of the case that was tried in January (the facts relating to the Company’s adequate assurance motion and the customer’s corresponding breach of contract allegations), with post-trial briefing concluding on May 9, 2008. The Company has not established an accrual for this matter as the amount of the Company’s loss is not reasonably estimable.

Commitments

Cost of Access, Third Party Maintenance and Other Purchase Commitment Obligations

The Company has purchase commitments with third-party access vendors that require it to make payments to purchase network services, capacity and telecommunications equipment through 2026. Some of these access vendor commitments require the Company to maintain minimum monthly and/or annual billings, in certain cases based on usage. In addition, the Company has purchase commitments with third parties that require it to make payments for operations, administration and maintenance services for certain portions of its network through 2026. Further, the Company has purchase commitments with other vendors.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

The following table summarizes the Company’s purchase commitments at December 31, 2007:

	Total	Less than 1 year (2008)	1-3 years (2009-2010)	3-5 years (2011-2012)	More than 5 years
Cost of access services	$453	$211	$206	$35	$1
Third-party maintenance services	366	44	73	54	195
Other purchase obligations	315	255	41	19	—

Total	$1,134	$510	$320	$108	$196

Operating leases—The Company as Lessee

The Company has commitments under various non-cancelable operating leases for office and equipment space, automobiles, equipment rentals, network capacity contracts and other leases. Estimated future minimum lease payments on operating leases are approximately as follows:

Year Ending December 31,
2008	$105
2009	98
2010	93
2011	92
2012	89
Thereafter	609

Total	$1,086

The schedule of future minimum lease payments above does not include operating lease obligations related to restructured properties (see note 3).

Rental expense related to office and equipment space, automobiles, equipment rentals and other leases for the years ended December 31, 2007, 2006 and 2005 was $99, $86, and $98, respectively.

Sublease Income

The Company has various sublet arrangements with third parties. Estimated future minimum lease receipts are approximately as follows:

Year Ending December 31,
2008	$5
2009	5
2010	3
2011	3
2012	2
Thereafter	2

Total	$20

The schedule of future minimum lease receipts above does not include lease obligations related to restructured properties.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

Sublease income for the years ended December 31, 2007, 2006 and 2005 was $7 and $5, and $4 respectively.

23. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the years ended December 31, 2007, 2006 and 2005 the Company provided approximately $0.3, $0.2, and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s indirect majority shareholder and parent company, ST Telemedia. Further, during the years ended December 31, 2007, 2006 and 2005 the Company received approximately $3.4, $2.0, and $1.3 of co-location services from an affiliate of ST Telemedia. Additionally, during the years ended December 31, 2007, 2006 and 2005, the Company accrued dividends and interest of $29.6, $35.1, and $32.0, respectively, related to debt and preferred stock held by an affiliate of ST Telemedia.

As of December 31, 2007 and 2006, the Company had approximately $15.0 and $47.1, respectively, due to ST Telemedia and its subsidiaries and affiliates, and no amounts due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates at December 31, 2007 primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other deferred liabilities,” in the accompanying consolidated balance sheets. The amounts due at December 31, 2006 primarily relate to interest due under the Mandatorily Convertible Notes and dividends accrued on the convertible preferred stock. During the year ended December 31, 2007 ST Telemedia converted the Mandatorily Convertible Notes into 16.58 million shares of common stock (see Note 12). During the years ended December 31, 2007, 2006 and 2005, $6.4, $12.5, and $12.1 of accrued interest related to the Mandatorily Convertible Notes was converted to additional Mandatorily Convertible Notes.

On May 30, 2006, a wholly-owned subsidiary of ST Telemedia purchased 6,226,145 shares of common stock as part of the Company’s public offering of common stock.

During the years 2006 and 2005, the Company reimbursed ST Telemedia for an immaterial amount of out-of-pocket expenses incurred by ST Telemedia representing legal fees incurred in connection with waivers granted by ST Telemedia at the request of the Company of certain covenants in the indenture governing the Mandatorily Convertible Notes.

Commercial relationships between the Company and the Slim Family

According to filings made with the SEC, Carlos Slim Helu and members of his family (collectively, the “Slim Family”), together with entities controlled by the Slim Family, held greater than 10% of the Company’s common stock prior to May 2, 2006. Accordingly, the members of the Slim Family may therefore be considered related parties of the Company prior to that date. During the four months ended April 30, 2006 and year ended December 31, 2005, the Company engaged in various commercial transactions in the ordinary course of business with telecommunications companies controlled by or subject to significant influence from the Slim Family (“Slim-Related Entities”). Specifically telecommunications services provided to Slim-Related Entities during the four months ended April 30, 2006 and year ended December 31, 2005 were approximately $5.5 and $7.4, respectively. Purchases of access-related services from Slim-Related Entities were approximately $2.5 and $6.6, respectively, for the four months ended April 30, 2006 and year ended December 31, 2005.

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

24. SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) defines operating segments as components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision makers (“CODMs”) in deciding how to assess performance and allocate resources. As a result of the Impsat acquisition (see Note 4) and the establishment of a business unit management structure, the Company’s CODMs assess performance and allocate resources based on three separate operating segments which management operates and manages as strategic business units: (i) the GCUK Segment; (ii) the GC Impsat Segment; and (iii) the ROW Segment.

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the United Kingdom (“UK”). GC Impsat is a provider of telecommunications, Internet and information technology services to corporate and government clients in Latin America. The ROW Segment represents the operations of Global Crossing Limited and its subsidiaries excluding the GCUK Segment and the GC Impsat Segment and comprises operations primarily in North America, with smaller operations in Europe, Asia and Latin America, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed data and voice products and services that support a migration path to a fully converged IP environment.

As part of the Company’s integration strategy, during 2007 the Company transferred a Latin American subsidiary from the ROW Segment to the GC Impsat Segment. The Company anticipates transferring other Latin American subsidiaries from the ROW Segment to the GC Impsat Segment during 2008 and 2009.

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

Segment information

The following tables provide operating financial information for the Company’s three reportable segments and a reconciliation of segment results to consolidated results. Prior period amounts are revised to reflect the change in reportable segments as discussed above.

	Year ended December 31,
	2007	2006	2005
Revenues from external customers
GCUK	$582	$450	$426
GC Impsat	221	—	—
ROW	1,458	1,421	1,542

Total consolidated	$2,261	$1,871	$1,968

Intersegment revenues
GCUK	$—	$—	$—
GC Impsat	8	—	—
ROW	5	—	—

Total	$13	$—	$—

Total segment operating revenues
GCUK	$582	$450	$426
GC Impsat	229	—	—
ROW	1,463	1,421	1,542
Less: intersegment revenues	(13)	—	—

Total consolidated	$2,261	$1,871	$1,968

	Year ended December 31,
	2007	2006	2005
Adjusted Cash EBITDA
GCUK	$147	$93	$113
GC Impsat	52	—	—
ROW	(25)	(118)	(177)

Total consolidated	$174	$(25)	$(64)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

A reconciliation of Adjusted Cash EBITDA to Income (Loss) Applicable to Common Shareholders follows:

	Year ended December 31, 2007
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$147	$52	$(25)	$—	$174
Non-cash stock compensation	(5)	(2)	(44)	—	(51)
Depreciation and amortization	(84)	(41)	(139)	—	(264)
Interest income	10	4	15	(8)	21
Interest expense	(70)	(25)	(84)	8	(171)
Other income (expense), net	2	3	10	—	15
Net gain on preconfirmation contingencies	—	—	33	—	33
Provision for income taxes	(11)	(7)	(45)	—	(63)
Preferred stock dividends	—	—	(4)	—	(4)

Loss applicable to common shareholders	$(11)	$(16)	$(283)	$—	$(310)

	Year ended December 31, 2006
	GCUK	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$93	$(118)	$—	$(25)
Non-cash stock compensation	(1)	(23)	—	(24)
Depreciation and amortization	(50)	(113)	—	(163)
Interest income	7	16	(6)	17
Interest expense	(55)	(57)	6	(106)
Other income (expense), net	41	(29)	—	12
Net gain on preconfirmation contingencies	—	32	—	32
Provision for income taxes	(23)	(44)	—	(67)
Preferred stock dividends	—	(3)	—	(3)

Income (loss) applicable to common shareholders	$12	$(339)	$—	$(327)

	Year ended December 31, 2005
	GCUK	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$113	$(177)	$—	$(64)
Non-cash stock compensation	(4)	(52)	—	(56)
Depreciation and amortization	(36)	(106)	—	(142)
Interest income	4	9	—	13
Interest expense	(54)	(45)	—	(99)
Other income (expense), net	(17)	29	—	12
Net gain on preconfirmation contingencies	—	36	—	36
Provision for income taxes	(9)	(54)	—	(63)
Discontinued operations, net of tax	—	9	—	9
Preferred stock dividends	—	(4)	—	(4)

Loss applicable to common shareholders	$(3)	$(355)	$—	$(358)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

	December 31, 2007	December 31, 2006
Total Assets
GCUK	$847	$764
GC Impsat	648	—
ROW	1,449	1,353

Total segments	2,944	2,117
Less: Intercompany loans and receivables	(277)	(62)

Total consolidated assets	$2,667	$2,055

	December 31, 2007	December 31, 2006
Capital Expenditures
GCUK	$76	$44
GC Impsat	39	—
ROW	99	55

Total consolidated capital expenditures	$214	$99

	December 31, 2007	December 31, 2006
Unrestricted Cash
GCUK	$47	$79
GC Impsat	66	—
ROW	284	380

Total consolidated unrestricted cash	$397	$459

	December 31, 2007	December 31, 2006
Restricted Cash
GCUK	$1	$1
GC Impsat	23	—
ROW	29	5

Total consolidated restricted cash	$53	$6

Eliminations include intersegment eliminations and other reconciling items.

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

Geographic Information

Company information provided on geographic sales is based on the order location of the customer. Long- lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Year Ended December 31,
	2007	2006	2005
Revenue(1):
United States	$1,205	$1,215	$1,369
United Kingdom	678	550	518
Other countries	378	106	81

Consolidated Worldwide	$2,261	$1,871	$1,968

	Year ended December 31,
	2007	2006	2005
Revenue:
Data Services	$1,234	$756	$675
Voice Services	891	985	1,186
Collaboration Services	136	130	107

Consolidated Worldwide	$2,261	$1,871	$1,968

	December 31,
	2007	2006
Long-lived assets:
United States	$385	$335
United Kingdom	385	370
International waters	150	158
Other countries	547	269
Other(2)	193	26

Consolidated Worldwide	$1,660	$1,158

(1)	There were no individual customers for the years ended December 31, 2007, 2006 and 2005 that accounted for more than 10% of consolidated revenue.
(2)	Long-lived assets include property and equipment and intangible assets.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

25. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2007	2006	2005
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
Fair value of assets acquired	$521	$178	$—
Less liabilities assumed	390	68	—

Net assets acquired	131	110	—
Less cash acquired	28	18	—
Less non-cash goodwill associated with settlement of pre-existing relationship	27	13	—

Buisness acquisition, net of cash acquired	$76	$79	$—

SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTIVITIES:
Capital lease and debt obligations incurred	$86	$72	$10

Conversion to equity of debt, accrued interest and consent fees	$329	$—	$—

Accrued interest converted to Mandatorily Convertible Notes	$6	$13	$12

During the year ended December 31, 2007, STT Crossing Ltd. converted the Mandatorily Convertible Notes into approximately 16.58 million shares of common stock (see Note 12).

	Year Ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Changes in operating working capital:
Accounts receivable	$(51)	$(71)	$(10)
Prepaid costs and other current assets	(32)	(5)	(8)
Accounts payable and accrued cost of access	(40)	107	66
Deferred revenue—current	22	30	12
Restructuring costs—current	(15)	(33)	(9)
Other current liabilities	60	7	12

	$(56)	$35	$63

Cash paid for interest and income taxes:
Cash paid for interest	$116	$66	$54

Cash paid for income taxes	$7	$4	$2

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

26. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the unaudited quarterly results for the years ended December 31, 2007 and 2006.

	2007 Quarter Ended
	March 31	June 30[1]	September 30	December 31
Revenue	$504	$547	$594	$616
Cost of access	(284)	(281)	(288)	(293)
Real estate, network and operation	(88)	(101)	(103)	(93)
Third party maintenance	(24)	(25)	(26)	(28)
Cost of equipment sales	(25)	(23)	(18)	(22)

Total cost of revenue	(421)	(430)	(435)	(436)
Selling, general and administrative[2,3]	(106)	(128)	(98)	(84)
Depreciation and amortization	(50)	(63)	(73)	(78)

Operating income (loss)	(73)	(74)	(12)	18
Net income (loss)[4]	(120)	(100)	(88)	2
Income (loss) applicable to common shareholders	(121)	(101)	(89)	1
Loss per share:
Income (loss) applicable to common shareholders per common share, basic	$(3.30)	$(2.73)	$(2.14)	$0.02

Shares used in computing basic earnings (loss) per share	36,697,343	36,930,841	41,515,404	54,518,349

Income (loss) applicable to common shareholders per common share, diluted	$(3.30)	$(2.73)	$(2.14)	$0.02

Shares used in computing diluted earnings (loss) per share	36,697,343	36,930,841	41,515,404	56,415,828

	2006 Quarter Ended
	March 31	June 30	September 30	December 31[5]
Revenue	$456	$461	$466	$488
Cost of access	(285)	(286)	(275)	(274)
Real estate, network and operation	(77)	(73)	(69)	(84)
Third party maintenance	(24)	(21)	(22)	(23)
Cost of equipment sales	(15)	(13)	(15)	(22)

Total cost of revenue	(401)	(393)	(381)	(403)
Selling, general and administrative	(100)	(85)	(78)	(79)
Depreciation and amortization	(37)	(36)	(41)	(49)

Operating loss	(82)	(53)	(34)	(43)
Net loss	(108)	(76)	(50)	(90)
Loss applicable to common shareholders	(109)	(77)	(51)	(90)
Loss per share:
Loss applicable to common shareholders per common share, basic and diluted	$(4.75)	$(2.70)	$(1.40)	$(2.46)

Shares used in computing basic and diluted loss per share	22,946,732	28,502,549	36,456,178	36,516,796

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites, square footage,

percentage, share and per share information)

[1]

During the second quarter of 2007, the Company purchased Impsat and consolidated its results from May 9, 2007 to December 31, 2007. As a result of the purchase, the Company recorded a $27 non-cash, non-taxable gain from the deemed settlement of pre-existing arrangements.

[2]

During the second quarter of 2007, the Company announced a restructuring plan resulting in involuntary work force reductions of approximately 220 positions. The total one-time severance and other post-termination benefits including employer burden related to the positions being eliminated was approximately $12.

[3]

During the second and fourth quarters of 2007, the Company decreased its restructuring facilities reserve for facility closings by $2 and $31, respectively, related to changes in the use of restructured facilities from idle assets to productive assets. During the third quarter of 2007, the Company decreased its restructuring facilities reserve for facility closings by $10 related to the settlement and termination of existing real estate lease agreements for technical facilities.

[4]

During the third quarter of 2007, STT Crossing Ltd. converted $250 of Mandatorily Convertible Notes into approximately 16.58 million shares of common stock. The Company recorded a $30 inducement fee related to the early conversion of STT debt to equity in other income (expense), net. During the fourth quarter of 2007, the Company released a contingent liability and interest accrued on that liability as a result of a tax court dismissing the claim. The Company recorded a $27 net gain on settlement of preconfirmation contingencies and $8 reduction in interest expense.

[5]

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

27. SUBSEQUENT EVENTS

Equity Grants

In connection with the Company’s annual long-term incentive program for 2008, on March 4, 2008, the Company awarded 514,000 restricted stock units to employees which vest on March 4, 2011 and 835,000 performance share opportunities to employees which vest on or before March 15, 2011, in each case subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each participant’s target performance share opportunity is based on total shareholder return over a three year period as compared to two peer groups. Depending on how the Company ranks in total shareholder return as compared to the two peer groups, each grantee may earn 0% to 200% of the target number of performance shares. No payout will be made if the average ranking of the Company’s total shareholder return relative to each of the two peer groups (weighted equally) is below the 30th percentile, and the maximum payout of 200% will be made if such average ranking is at or above the 80th percentile. In the event of a change of control (as defined in the 2003 Global Crossing Limited Stock Incentive Plan), the performance share opportunity payout shall be determined on the basis of the Company’s relative total shareholder return against such indices (as described above) calculated through the relevant termination or change of control date.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions		Deductions	Balance at end of period
		Charged to costs and expenses	Charged to other accounts
2007
Reserve for uncollectible accounts and sales credits	$43	$29	$8	$(28)	$52
Restructuring reserves	91	(30)	16	(40)	37
Deferred tax valuation allowance	2,532	9	122	—	2,663
2006
Reserve for uncollectible accounts and sales credits	$49	$28	$7	$(41)	$43
Restructuring reserves	120	(4)	15	(40)	91
Deferred tax valuation allowance	2,368	(21)	185	—	2,532
2005
Reserve for uncollectible accounts and sales credits	$88	$6	$25	$(70)	$49
Restructuring reserves	159	18	(18)	(39)	120
Deferred tax valuation allowance	2,475	(47)	(60)	—	2,368