Form 10-Q
period 2008-03-31
GLOBAL CROSSING LTD
filed 2008-05-08
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16201

GLOBAL CROSSING LIMITED

(Exact name of registrant as specified in its charter)

BERMUDA	98-0407042
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

WESSEX HOUSE

45 REID STREET

HAMILTON HM 12, BERMUDA

(Address Of Principal Executive Offices)

(441) 296-8600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2008 was 55,529,704.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$362	$397
Restricted cash and cash equivalents—current portion	23	18
Accounts receivable, net of allowances of $62 and $52	353	345
Prepaid costs and other current assets	133	121

Total current assets	871	881

Restricted cash and cash equivalents—long term	35	35
Property and equipment, net of accumulated depreciation of $722 and $664	1,471	1,467
Intangible assets, net (including goodwill of $159 and $158)	193	193
Other assets	89	91

Total assets	$2,659	$2,667

LIABILITIES:
Current liabilities:
Short term debt	$2	$—
Accounts payable	284	286
Accrued cost of access	112	107
Current portion of long term debt	26	26
Accrued restructuring costs—current portion	17	17
Deferred revenue—current portion	167	164
Other current liabilities	428	395

Total current liabilities	1,036	995

Long term debt	1,253	1,249
Obligations under capital leases	122	123
Deferred revenue	262	262
Accrued restructuring costs	20	20
Other deferred liabilities	81	81

Total liabilities	2,774	2,730

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 55,456,808 and 54,552,045 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued to controlling shareholder and outstanding	2	2
Additional paid-in capital	1,340	1,307
Accumulated other comprehensive loss	(58)	(42)
Accumulated deficit	(1,400)	(1,331)

Total shareholders’ deficit	(115)	(63)

Total liabilities and shareholders’ deficit	$2,659	$2,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$630	$504
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(299)	(284)
Real estate, network and operations	(104)	(88)
Third party maintenance	(27)	(24)
Cost of equipment sales	(23)	(25)

Total cost of revenue	(453)	(421)
Selling, general and administrative	(132)	(106)
Depreciation and amortization	(76)	(50)

Total operating expenses	(661)	(577)

Operating loss	(31)	(73)

Other income (expense):
Interest income	4	6
Interest expense	(44)	(35)
Other income (expense), net	20	(6)

Loss before provision for income taxes	(51)	(108)
Provision for income taxes	(18)	(12)

Net loss	(69)	(120)
Preferred stock dividends	(1)	(1)

Loss applicable to common shareholders	$(70)	$(121)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(1.28)	$(3.30)

Weighted average number of common shares	54,718,587	36,697,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by (used in) operating activities:
Net loss	$(69)	$(120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of property and equipment	—	1
Non-cash income tax provision	15	10
Non-cash stock compensation expense	22	15
Depreciation and amortization	76	50
Provision for doubtful accounts	3	1
Amortization of prior period IRUs	(4)	(2)
Change in long term deferred revenue	4	12
Change in operating working capital	(2)	(25)
Other	(20)	8

Net cash provided by (used in) operating activities	25	(50)

Cash flows used in investing activities:
Purchases of property and equipment	(44)	(33)
Change in restricted cash and cash equivalents	(5)	(230)

Net cash used in investing activities	(49)	(263)

Cash flows provided by (used in) financing activities:
Proceeds from short term and long term debt	4	247
Repayment of capital lease obligations	(13)	(10)
Repayment of long term debt	(4)	(2)
Other	1	(3)

Cash flows provided by (used in) financing activities	(12)	232

Effect of exchange rate changes on cash and cash equivalents	1	—

Net decrease in cash and cash equivalents	(35)	(81)
Cash and cash equivalents, beginning of period	397	459

Cash and cash equivalents, end of period	$362	$378

Non-cash investing and financing activities:
Capital lease and debt obligations incurred	$17	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

1.	BACKGROUND AND ORGANIZATION

Global Crossing Limited (“GCL”) and its subsidiaries (collectively, the “Company”) are a communications solutions provider, offering a suite of Internet Protocol (“IP”) and legacy telecommunications services in most major business centers in the world. The Company serves many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. The Company offers these services using a global IP-based network that directly connects more than 390 cities in more than 30 countries and delivers services to more than 690 cities in more than 60 countries around the world. The vast majority of the Company’s revenues are generated from monthly services. The Company reports its financial results based on three separate operating segments: (i) Global Crossing (UK) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) (see Note 13).

2.	BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report for the year ended December 31, 2007 filed with the SEC on Form 10-K. These condensed consolidated financial statements include the accounts of the Company over which it exercises control. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants and requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. SFAS No. 157 also expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”), which removed certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), from the scope of SFAS No. 157, and FASB Staff Position

No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities to January 1, 2009, amending SFAS No. 157 (“SFAS No. 157, as amended”). The Company adopted the effective provisions of SFAS No. 157, as amended, as of January 1, 2008 which did not have any impact on the Company’s consolidated position or results of operations (Note 14). The Company’s evaluation of the impact of this standard is ongoing, and we have not yet determined the impact of the deferred portion of this standard on our financial position or results of operations.

The FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), in February 2007. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. While SFAS No. 159 became effective for us as of January 1, 2008, we did not elect the fair value option for any of our financial assets or liabilities. As such, the adoption of SFAS No. 159 did not have an impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both in periods before the acquisition date and in subsequent periods. SFAS No. 141R applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141R is generally to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We do not currently own any noncontrolling interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities. Under SFAS No. 161, entities must describe: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The requirements of SFAS No. 161 are effective for both interim and annual reporting periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact that SFAS No. 161 will have on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. We are currently evaluating the impact that FSP No. 142-3 will have on our financial statements.

3.	FINANCING ACTIVITIES

Financing Activities

During the three months ended March 31, 2008, the Company entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $2. These agreements have terms that range from 24 to 36 months and annual interest rates that generally range from 3.2% to 9.2%, with a weighted average effective interest rate of 7.4%. In addition, the Company also entered into various capital leasing arrangements that amounted to $15. These agreements have terms that range from 21 to 36 months and implicit interest rates that range from 4.4% to 11.6%, with a weighted average effective interest rate of 5.0%.

During the three months ended March 31, 2008, the Company entered into debt agreements and received approximately $4 of cash proceeds. These agreements have terms that range from 12 to 24 months and annual interest rates that are variable based on a spread over the London Inter-bank Offered Rate.

Certain of the Company’s debt and capital lease agreements contain non-financial covenants which require specific tracking and reporting procedures for the physical location of the leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease agreements. At March 31, 2008, these non-financial covenants have not been met for certain debt and lease agreements representing $83 of indebtedness. The Company has received a waiver for approximately $79 of such non-compliance through January 1, 2009 assuming certain milestones are achieved. The Company has achieved all milestones, as required under the waiver, as of March 31, 2008, and expects to achieve the remaining milestones and become compliant prior to the deadline. The remaining balances of $4 are classified as current liabilities at March 31, 2008.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31 Global Crossing (UK) Telecommunications Ltd (“GCUK”) must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2007 Annual Repurchase Offer, GCUK has made an offer of approximately $2.

4.	RESTRUCTURING ACTIVITIES

2007 Restructuring Plans

During the second quarter of 2007, the Company implemented initiatives to generate operational savings which included organizational realignment and functional consolidation resulting in the involuntary separation of employees. It is anticipated that payment in respect of these liabilities will continue through 2008. As of March 31, 2008 and December 31, 2007, the remaining liability related to these initiatives was less than $1 and $1, respectively, all related to the ROW Segment.

During 2007, the Company adopted a restructuring plan as a result of the Impsat acquisition (see Note 5) under which redundant Impsat employees were terminated. As a result, the Company incurred preliminary restructuring costs of approximately $7 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of each of March 31, 2008 and December 31, 2007, the current remaining liability related to these initiatives was $7, all related to the GC Impsat Segment.

2006 Restructuring Plan

The Company adopted a restructuring plan as a result of the Fibernet Group Plc (“Fibernet”) acquisition under which redundant Fibernet employees were terminated and certain Fibernet facility lease agreements were terminated or restructured. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. All amounts incurred for employee separations have been paid and it is anticipated that payment in respect of the restructuring activities for real estate consolidation will continue through 2017. As of each of March 31, 2008 and December 31, 2007, the remaining liability related to these initiatives was $3, all related to the GCUK Segment.

2003 and Prior Restructuring Plans

Prior to the Company’s emergence from bankruptcy on December 9, 2003, the Company adopted certain restructuring plans as a result of the slowdown of the economy and telecommunications industry, as well as its efforts to restructure while under Chapter 11 bankruptcy protection. As a result of these activities, the Company eliminated employees and vacated facilities. All amounts incurred for employee separations were paid as of December 31, 2004 and it is anticipated that the remainder of the restructuring liability, all of which relates to facility closings, will be paid through 2025.

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $152 as of March 31, 2008), offset by anticipated receipts from existing and future third-party subleases. As of March 31, 2008, anticipated third-party sublease receipts were $131, representing $63 from subleases already entered into and $68 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the three months ended March 31, 2008:

Facility Closings
Balance at December 31, 2007	$26
Change in estimated liability	1
Deductions	(3)
Foreign currency impact	3

Balance at March 31, 2008	$27

5.	ACQUISITIONS

Impsat Acquisition

On May 9, 2007, the Company acquired Impsat Fiber Networks, Inc. (“Impsat”). Impsat is a leading Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition, the Company is able to provide greater breadth of services and coverage in the Latin American region and enhance its competitive position as a global service provider. The results of Impsat’s operations are included in the condensed consolidated financial statements commencing May 9, 2007.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Impsat had occurred at January 1, 2007:

Three months ended March 31, 2007
Revenue	$578
Loss applicable to common shareholders	$(121)
Loss applicable to common shareholders per common share - basic and diluted	$(3.30)

Included in the pro forma consolidated results of operations for the three months ended March 31, 2007 are expenses of approximately $8 related to the write off of deferred financing fees for a bridge loan facility which was terminated upon issuance of the $225 of 9.875% senior notes due 2017 (the “GC Impsat Notes”); these expenses are included in other income (expense), net in the accompanying condensed consolidated statements of operations.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Impsat acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

6.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$85	$71
Accrued payroll, bonus, commissions, and related benefits	47	46
Accrued professional fees	16	14
Accrued interest	28	27
Accrued real estate and related costs	17	20
Accrued capital expenditures	15	13
Current portion of capital lease obligations	57	54
Income taxes payable	16	16
Accrued third party maintenance costs	9	8
Customer deposits	53	45
Other	85	81

Total other current liabilities	$428	$395

7.	STOCK BASED COMPENSATION

The Company recognized $22 and $15 of non-cash stock based compensation expenses for the three months ended March 31, 2008 and 2007, respectively. These expenses are included in real estate, network and operations and selling, general and administrative in the condensed consolidated statements of operations. The stock based compensation expenses for each period reflect share-based awards outstanding during such period, including awards granted both prior to and during such period.

On January 2, 2008, the members of the Board of Directors were granted awards of 7,926 unrestricted shares of common stock, representing the first semi-annual installment of the one-half of the directors’ annual retainer fees that is payable in shares rather than cash.

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

Annual Bonus Program

During the three months ended March 31, 2008, the Board of Directors of the Company adopted the 2008 Annual Bonus Program (the “2008 Bonus Program”). The 2008 Bonus Program is an annual bonus applicable to substantially all non-sales employees of the Company, which is intended to retain such employees and to motivate them to achieve the Company’s financial and business goals. Each participant is provided a target award under the 2008 Bonus Program expressed as a percentage of base salary. Actual awards under the 2008 Bonus Program will be paid only if the Company achieves specified earnings, net change in unrestricted cash and cash equivalents and/or customer satisfaction goals. The payout for each performance opportunity is calculated independently. Bonus payouts under the 2008 Bonus Program will be made in fully vested shares of common stock of the

Company; provided that the Compensation Committee of the Board of Directors retains discretion to use cash rather than shares as the Committee deems fit. To the extent common shares are used for payment of bonus awards, such shares shall be valued based on the closing price on the NASDAQ National Market on the date financial results are certified by the Compensation Committee and the Board of Directors.

Sales Equity Program

During 2008, the Company adopted the Global Crossing Sales Equity Program (“Sales Equity Program”) for the Company’s sales, sales support and sales engineering employees excluding those in Latin America, Canada and Asia. This program allows management level employees to elect to receive 100% of their earned commissions in fully vested shares of common stock of GCL. Non-management employees can elect to receive 50% of their earned commissions in fully vested shares of common stock and the remaining 50% will be paid in cash. As an additional incentive for participating in the Sales Equity Program, the value of the portion to be paid in stock will be increased by 5%. During the three months ended March 31, 2008, the Company recognized $4 of stock compensation expense related to this program.

8.	COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Net loss	$(69)	$(120)
Foreign currency translation adjustment	(16)	(2)
Unrealized gain on cash flow hedges	—	1

Comprehensive loss	$(85)	$(121)

9.	LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 and $1, respectively, for the three months ended March 31, 2008 and 2007. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three months ended March 31, 2008 and 2007, diluted loss per common share is the same as basic loss per common share.

For the three months ended March 31, 2008, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 6,373,598 common shares issuable upon conversion of convertible debt securities, 480,044 stock options, and 1,622,711 common shares issuable upon vesting of restricted stock units under the 2003 Global Crossing Limited Stock Incentive Plan. For the three months ended March 31, 2007, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 21,453,121 common shares issuable upon conversion of convertible debt securities, 778,350 stock options, and 2,539,678 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Plan.

10.	INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2008 and 2007 was $18 and $12, respectively, of which $13 and $10, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The provision for income taxes will be offset by net operating losses that existed at the fresh start date, but had a full valuation allowance recorded against them. The reversal of the valuation allowance has been recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganizations under the Bankruptcy Code.” This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

During the three months ended March 31, 2008, the Company realized $2 of tax benefits as a result of the reversal of valuation allowances for deferred tax assets acquired as part of Impsat acquisition. The recognition of the tax benefits for those items (by elimination of the valuation allowance) after the acquisition date is recorded first by reducing to zero any goodwill related to the acquisition, next by reducing to zero other non-current intangible assets related to the acquisition, and finally by reducing income tax expense. This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

11.	CONTINGENCIES

From time to time, the Company is party to various legal proceedings in the ordinary course of business or otherwise. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies. The following is a description of the material legal proceedings involving the Company commenced or pending during the three months ended March 31, 2008.

AT&T Inc. (formally SBC Communications Inc.) Claim

AT&T Inc. (“AT&T”) has asserted that the Company is engaging in the misrouting of traffic through third- party intermediaries for the purpose of avoiding access charges payable to AT&T’s LEC affiliates. AT&T asserted that the Company owed it $19 through July 15, 2004. The Company responded to AT&T by denying the claim in its entirety.

On November 17, 2004, AT&T’s LEC affiliates commenced an action against the Company and other defendants in the U.S. District Court for the Eastern District of Missouri. The complaint alleges that the Company, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic to avoid the payment of interstate and intrastate access charges.

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a first amended complaint on February 4, 2005. The first amended complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the first amended complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the FCC and the FCC has sought comments on the issues referred by the Court. The Company filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization (the “Plan of Reorganization”) of the Company’s predecessor and a number of its subsidiaries (collectively, the “GC Debtors”) which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, AT&T moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. The Company filed its response to the motion on March 6, 2006, requesting that the Court deny the motion. On May 31, 2006, the Court entered an order denying plaintiffs’ motion for reconsideration without prejudice. On April 15, 2008, plaintiffs moved to vacate the stay entered by the Court on the grounds of inaction by the FCC. The Company will oppose the motion.

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

The Company’s North American network includes capacity purchased from Qwest on indefeasible rights of use (“IRU”) basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on the Company’s ability to utilize large portions of the Company’s North American network. This litigation was stayed against the Company pending the effective date of the Plan of Reorganization, and the plaintiffs’ pre-petition claims against the Company were discharged at that time in accordance with the Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post- confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate large portions of its North American network, although it believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which the Company originally purchased this capacity. As part of a global resolution of all bankruptcy claims asserted against the Company by Qwest, Qwest agreed to reaffirm its obligations of defense and indemnity to the Company for the assertions made in this claim. In September 2002, Qwest and certain of the other telecommunication carrier defendants filed a proposed settlement agreement in the U.S. District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court’s injunction were opposed by a number of parties who intervened and an appeal was taken to the U.S. Court of Appeals for the Seventh Circuit (“Court of Appeals”). In a decision dated October 19, 2004, the Court of Appeals reversed the approval of the settlement and lifted the injunction. The case has been remanded to the District Court for further proceedings.

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

The parties have agreed to a non-binding mediation of their competing administrative claims (including the Company’s claim files against PCL in its separate bankruptcy case). The parties have completed one day of mediation and have exchanged certain documents in connection with the mediation, but have not yet concluded the mediation. The current court proceedings have been stayed until completion of mediation.

Impsat Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims in excess of $15 for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts and unpaid performance bonuses as a result of their separation from Impsat shortly after the acquisition of Impsat by the Company.

The Company has been in negotiations with the claimants over the amount of their claims and other issues arising out of their departure. In October 2007, a former director and officer commenced litigation seeking to recover damages from the Company for alleged separation benefits and compensation. In November 2007, a former officer served the Company a notice claiming damages. In March 2008, a former officer asserted a claim for alleged unpaid separation benefits and compensation. The Company will be vigorously defending these claims.

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

In addition, in December 2004, the tax authorities of the State of São Paulo, in Brazil, issued an infraction notice against Impsat Brazil for collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. A defense was filed on behalf of Impsat Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the first administrative level, and an appeal to State Administrative Court was then filed, which is pending judgment. Impsat believes there are good grounds to have the tax assessment cancelled. However, if the tax assessment is not cancelled at the administrative level for any reason, judicial measures may be adopted to remove such tax assessment.

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

In September 2007, an agreement was reached with the prosecution to conditionally suspend the criminal proceedings against the Company’s employees, and to have the charges ultimately dismissed. The agreement was approved by the Court on November 28, 2007.

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

JV 2 then filed a claim before the Administrative Court requesting the annulment of the termination and seeking a stay of the challenged administrative acts. After the legal term to respond to JV 2’s request had lapsed, JV 2 filed a motion to continue the proceedings in CONATEL’s absence. The Administrative Court denied the motion and accepted CONATEL’s late presentation, opening the proceeding’s evidentiary period. JV2 filed an appeal before the Supreme Court, which was rejected on August 31, 2007. JV2 filed a reinstatement and clarification motion against the Supreme Court’s resolution on September 5, 2007. The Supreme Court dismissed the reinstatement motion and remitted the proceedings back to the Administrative Court on February 4, 2008. The parties will now commence to file evidence for connection with deadlines set forth for the evidentiary period.

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

During court proceedings in January 2008, the Court suggested that the parties explore settlement possibilities and report the results of those settlement discussions to the Court at a status conference scheduled for March 5, 2008. The customer has made one settlement demand of $15 which the Company has not accepted. The Company filed its post-trial brief, proposed findings of fact and conclusions of law on April 9, 2008. The customer’s response was due on April 30, 2008 and the Company’s response is due on May 9, 2008. In addition, the Company has amended its reply to the customer’s counterclaims and has sought leave to amend its complaint. The customer has opposed both efforts. The Company has not established an accrual for this matter as the amount of the Company’s loss is not reasonably estimable.

Universal Service Notice of Apparent Liability

On April 9, 2008, the Federal Communications Commission (“FCC”) released a Notice of Apparent Liability for Forfeiture finding that subsidiaries of Global Crossing North America, Inc. apparently violated the Communications Act of 1934, as amended, and the FCC’s rules, by willfully and repeatedly failing to contribute fully and timely to the federal Universal Service Fund and the Telecommunications Relay Service Fund. The FCC alleges that, since emergence from bankruptcy, the Company has had a history of making its contributions to the funds late or, in certain months, making only partial contributions or not making any contributions. The FCC has proposed to assess a forfeiture of approximately $11. The Company believes that it has several defenses to the proposed forfeiture. The Company’s response to the notice is due May 9, 2008. The Company is in the process of evaluating the notice to determine if it is probable that a loss will be incurred, and as such has not yet established any accrual for this matter.

12.	RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three months ended March 31, 2008 and 2007, the Company provided approximately $0.1 and $0.1, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, Singapore Technologies Telemedia Pte. Ltd. (“ST Telemedia”). Further, during the three months ended March 31, 2008 and 2007, the Company received approximately $1.4 and $1.0, respectively, of collocation services from an affiliate of ST Telemedia. Additionally, during the three months ended March 31, 2008 and 2007, the Company accrued dividends of $0.9 and $0.9, respectively, and interest of nil and $8.5, respectively, related to preferred stock and debt held by affiliates of ST Telemedia.

At March 31, 2008 and December 31, 2007, the Company had approximately $16.0 and $15.0, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other deferred liabilities” in the accompanying condensed consolidated balance sheets.

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

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the United Kingdom (“UK”). GC Impsat is a provider of IP, hosting and other value added services to corporate and government clients in Latin America. The ROW Segment represents the operations of Global Crossing Limited and its subsidiaries excluding the GCUK Segment and the GC Impsat Segment and comprises operations primarily in North America, with smaller operations in Europe, Asia and Latin America, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed data and voice products and services that support a migration path to a fully converged IP environment.

During 2007 the Company transferred a Latin American subsidiary from the ROW Segment to the GC Impsat Segment. The Company anticipates transferring its Argentine, Brazilian and Chilean subsidiaries from the ROW Segment to the GC Impsat Segment during 2008 and 2009 in a continuing effort to streamline its operations.

The CODMs measure and evaluate the Company’s reportable segments based on Adjusted Cash EBITDA. Adjusted Cash EBITDA, as defined by the Company, is earnings before non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense), net, provision for income taxes and preferred stock dividends.

Management believes that Adjusted Cash EBITDA is an important part of the Company’s internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measure is especially important in a capital-intensive industry such as telecommunications. However, there may be important differences between the Company’s Adjusted Cash EBITDA measure and similar performance measures used by other companies. Additionally, this financial measure does not include certain significant items such as non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense) net, provision for income taxes and preferred stock dividends. Adjusted Cash EBITDA should not be considered a substitute for net income, operating income, operating cash flows or other measures of financial performance.

The following tables provide operating financial information for the Company’s three reportable segments and a reconciliation of segment results to consolidated results. Prior period amounts are revised to reflect the change in reportable segments as discussed above.

	Three months ended March 31,
	2008	2007
	(unaudited)
Revenues from external customers
GCUK	$153	$144
GC Impsat	93	—
ROW	384	360

Total consolidated	$630	$504

Intersegment revenues
GCUK	$—	$—
GC Impsat	4	—
ROW	2	—

Total	$6	$—

Total segment operating revenues
GCUK	$153	$144
GC Impsat	97	—
ROW	386	360
Less: intersegment revenues	(6)	—

Total consolidated	$630	$504

	Three months ended March 31,
	2008	2007
	(unaudited)
Adjusted Cash EBITDA
GCUK	$38	$34
GC Impsat	23	—
ROW	6	(42)

Total consolidated	$67	$(8)

A reconciliation of Adjusted Cash EBITDA to Income (Loss) Applicable to Common Shareholders follows:

	Three months ended March 31, 2008
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
Adjusted Cash EBITDA	$38	$23	$6	$—	$67
Non-cash stock compensation	(3)	(3)	(16)	—	(22)
Depreciation and amortization	(22)	(17)	(37)	—	(76)
Interest income	2	1	3	(2)	4
Interest expense	(17)	(8)	(21)	2	(44)
Other income (expense), net	—	(1)	21	—	20
Provision for income taxes	—	(5)	(13)	—	(18)
Preferred stock dividends	—	—	(1)	—	(1)

Loss applicable to common shareholders	$(2)	$(10)	$(58)	$—	$(70)

	Three months ended March 31, 2007
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
Adjusted Cash EBITDA	$34	$—	$(42)	$—	$(8)
Non-cash stock compensation	(2)	—	(13)	—	(15)
Depreciation and amortization	(18)	—	(32)	—	(50)
Interest income	2	1	5	(2)	6
Interest expense	(17)	(3)	(17)	2	(35)
Other income (expense), net	—	(2)	(4)	—	(6)
Provision for income taxes	(1)	—	(11)	—	(12)
Preferred stock dividends	—	—	(1)	—	(1)

Loss applicable to common shareholders	$(2)	$(4)	$(115)	$—	$(121)

Amounts included in the GC Impsat Segment for the three months ended March 31, 2007 primarily relate to activity by an entity that issued the GC Impsat Notes on February 14, 2007 in contemplation of the Impsat acquisition on May 9, 2007.

	March 31, 2008	December 31, 2007
	(unaudited)
Total Assets
GCUK	$860	$847
GC Impsat	662	648
ROW	1,451	1,449

Total segments	2,973	2,944
Less: Intercompany loans and receivables	(314)	(277)

Total consolidated assets	$2,659	$2,667

	March 31, 2008	December 31, 2007
	(unaudited)
Unrestricted Cash
GCUK	$65	$47
GC Impsat	62	66
ROW	235	284

Total consolidated unrestricted cash	$362	$397

	March 31,	December 31,
	2008	2007
	(unaudited)
Restricted Cash
GCUK	$1	$1
GC Impsat	28	23
ROW	29	29

Total consolidated restricted cash	$58	$53

Eliminations include intersegment eliminations and other reconciling items.

The Company accounts for intersegment sales of products and services and asset transfers at current market prices.

14.	FAIR VALUE MEASUREMENTS

The Company has only adopted the effective provisions of SFAS No. 157 and has deferred adoption of SFAS No. 157, as amended, applicable to non-financial assets and liabilities in accordance with FSP No. 157-2. The Company measures its derivative instruments, which include interest rate swaps and caps classified as cash flow hedges, at fair value on a recurring basis under a Level 2 input as defined by SFAS No. 157. The Company relies on mid-market pricing valuations prepared by its brokers to record derivative instruments at fair value. There was no impact, or change in the basis for which the fair value of these items is determined as a result of the adoption of SFAS No. 157.

The following table provides a summary of the fair values of significant assets and liabilities under SFAS No. 157:

Liabilities	Total	Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash flow hedges	$5	$—	$5	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Also note that we provide the following cautionary discussion of risks and uncertainties related to our businesses. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs and expectations. In addition to the risk factors identified under the captions below, the operations and results of our business are subject to risks and uncertainties identified elsewhere in this quarterly report on Form 10-Q as well as general risks and uncertainties such as those relating to general economic conditions and demand for telecommunications services.

Risks Related to Liquidity and Financial Resources

•

We have incurred substantial operating losses since inception and will continue to generate negative cash flows from operating and investing activities in the short term. We may be unable to improve operating results and/or achieve positive cash flows in the future, which could prevent us from meeting our long-term liquidity requirements.

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

•

Our cash flow expectations for 2008 are based in part on raising capital leases and other forms of equipment financing in amounts greater than those arranged in 2007. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. This could prove more difficult given recent adverse changes in the credit markets. If we are unable to arrange such financings, we may not be able to make all necessary or desirable capital and other expenditures to run and grow our business.

•

We believe that economies of scale will allow us to grow revenues while incurring incremental costs that are proportionately lower than those applicable to our existing business. If the increased costs required to support our revenue growth turn out to be greater than anticipated, we may be unable to improve our profitability and/or cash flows even if revenue growth goals are achieved. The current slowdown in economic activity in the U.S. and elsewhere could temper our growth, although the value we offer prospective customers could attract business in a cost-saving environment. In addition, improvements in our cost structure in the short term become more difficult as the amount of potential savings decreases due to the success of past savings initiatives.

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

•

The covenants in our debt instruments and capital lease facilities restrict our financial and operational flexibility. These covenants include significant restrictions on the ability of entities in any one of our segments from making intercompany funds transfers to entities in any other segment. We are also subject to financial maintenance and other covenants, the breach of which could result in our long term debt instruments or capital lease facilities becoming immediately due and payable.

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

•	Intellectual property and proprietary rights of others could prevent us from using necessary technology.

•	We may not be successful in integrating the business of Impsat Fiber Networks, Inc. (“Impsat”) or may not realize the benefits originally anticipated from this acquisition.

•

We have substantial international operations and face political, legal, tax, regulatory and other risks from our operations in foreign jurisdictions. These risks have significantly increased as a result of our acquisition of the Latin American operations of Impsat. For example, in January 2007, the Venezuelan National Assembly issued an Enabling Law allowing the President of Venezuela to carry out the nationalization of certain businesses in the electricity and energy sectors, as well as Venezuela’s largest telecommunications company, which was nationalized in the same year. There can be no assurance that such nationalization plans will not also extend to other businesses in the telecommunications sector, including our business. The Venezuelan government has also announced plans to modify the telecommunications law, and we cannot predict the impact of such amendments to our business.

•

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that the Company, its employees and agents comply with the FCPA, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. In May 2007, we acquired Impsat, which was also subject to the FCPA prior to the acquisition. As described in “Additional Information Regarding Impsat” below, the facts developed in our review of certain payments made by Impsat employees to government officials and foreign government proceedings concerning Impsat personnel show that: first, although Impsat had policies in place prior to the May 9, 2007 acquisition relating to FCPA compliance and contracting with third-party agents, those policies were not implemented; second, Impsat’s documentation relating to third-party agents and certain government contracts was not sufficient; third, the corporate environment at Impsat did not reflect a sufficient focus by senior management on promotion of, and compliance by the Company with, these policies. We are currently conducting a review of certain agents, government contracts, and potential unauthorized payments in Latin American countries. As disclosed previously, we have brought these matters to the attention of government authorities in the U.S., including the Securities and Exchange Commission, which has commenced a preliminary inquiry into the matter. We are cooperating with that inquiry which may result in legal action. At this point we are unable to predict the duration, scope or result of that inquiry. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and results of operations.

•	We are exposed to significant currency exchange rate risks and our net loss may suffer due to currency translations. In addition, certain Latin American economies have experienced shortages in foreign currency reserves and have adopted restrictions on the ability to expatriate local earnings and convert local currencies into U.S. dollars. For example, the official bolivares-U.S. dollar exchange rate in Venezuela attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime, which has become more restrictive over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiaries and a significant increase in our exchange rate and exchange control risks.

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

•	A subsidiary of Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”) is our majority stockholder and the voting rights of other stockholders are therefore limited in practical effect.

•

Other than ownership by ST Telemedia and its affiliates, which can not exceed 66.25% without prior Federal Communications Commission (“FCC”) approval, federal law generally prohibits more than 25% of our capital stock from being owned by foreign persons.

Other Risks

•	We are exposed to significant contingent liabilities, including those related to Impsat that could result in material losses that we have not reserved against.

•	Our real estate restructuring reserve represents a material liability, the calculation of which involves significant estimation.

For a more detailed description of many of these risks and important additional risk factors, see Item 1A, “Business—Cautionary Factors That May Affect Future Results,” in our annual report on Form 10-K for the year ended December 31, 2007.

Executive Summary

Overview

We are a communications solutions provider, offering a suite of IP and legacy telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. We offer these services using a global IP-based network that directly connects more than 390 cities in more than 30 countries and delivers services to more than 690 cities in more than 60 countries around the world. The vast majority of our revenues are generated from monthly services. We report our financial results based on three separate operating segments (i) Global Crossing (UK) Telecommunications Limited (“GCUK”) and its subsidiaries (collectively the “GCUK Segment”) which provide services to customers primarily based in the U.K.; (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”) which provide services to customers in Latin America; and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) which represents all our operations outside of the GCUK Segment and GC Impsat Segment and operates primarily in North America, with smaller operations in Europe, Latin America and Asia.

First Quarter 2008 Highlights

Revenues from our enterprise, carrier data and indirect channels business were higher by $136 million, or 36%, to $517 million in the first quarter of 2008 compared to $381 million in the same period in 2007. This increase was primarily the result of the inclusion of Impsat in our results since May 9, 2007 (which contributed to $91 million of such increase) and higher revenues at our GCUK and ROW Segments (which contributed to $45 million of such increase), driven by new customers and existing customer base growth in specific enterprise and carrier target markets.

During the three months ended March 31, 2008, we posted a net operating loss of $31 million and had a net decrease in cash and cash equivalents of $35 million. During 2008 we expect our unrestricted cash and cash equivalents to decrease between $35 million and $85 million. This expectation is based in part on raising capital leases and other forms of financing in amounts greater than those arranged in 2007. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. This could prove more difficult given recent adverse changes in the credit markets. We expect the decline in our cash and cash equivalents to occur in the first half of the year, with the second half generating modest cash inflows. The expected improvement in cash flows in the second half of the year as compared to the first reflects the benefits of the anticipated revenue growth in 2008.

Intra-quarter working capital variability and the timing of interest payments significantly impact our cash flows. In addition, our cash usage during 2008 will depend on the sale of IRUs, which individually involve large dollar amounts and long sales cycles and are therefore difficult to predict. During the first quarter of 2008, we received $31 million in cash receipts from the sales of IRUs and prepaid services compared to $21 million in the same period in 2007. Nevertheless, our forecasted cash usage for the full year 2008 assumes significantly lower sales of IRUs and prepaid services as compared to the $174 million in 2007, including $42 million related to the acceleration of maintenance payments due under previously sold IRUs. This anticipated decrease is due in part to the absence of major construction projects contracted for in 2008 in which a particular customer funds the cost to build a significant network segment in exchange for capacity or dark fiber on that segment. However, IRU sales could exceed our expectations as incumbent carriers and new entrants continue to seek to deploy networks around the globe.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on our knowledge of current events, our actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of our management, who continually evaluate the judgments, estimates and assumptions and may employ outside experts to assist in the evaluations.

Certain of our accounting policies are deemed “critical,” as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2007, as management believes that there have been no significant changes regarding our critical accounting policies since such time.

New Accounting Pronouncements

See Footnote 2, “Basis of Presentation” and Footnote 14, “Fair Value Measurements” to our unaudited condensed consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on our results of operations and financial position, where applicable.

Unaudited results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

Consolidated Results

	Three Months Ended March 31,		Increase/(Decrease)
	2008	2007	$	%
		(in millions)
Revenue	$630	$504	$126	25%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(299)	(284)	15	5%
Real estate, network and operations	(104)	(88)	16	18%
Third party maintenance	(27)	(24)	3	13%
Cost of equipment sales	(23)	(25)	(2)	(8%)

Total cost of revenue	(453)	(421)

Selling, general and administrative	(132)	(106)	26	25%
Depreciation and amortization	(76)	(50)	26	52%

Total operating expenses	(661)	(577)

Operating loss	(31)	(73)

Other income (expense):
Interest income	4	6	(2)	(33%)
Interest expense	(44)	(35)	9	26%
Other income (expense), net	20	(6)	26	NM

Loss before provision for income taxes	(51)	(108)
Provision for income taxes	(18)	(12)	6	50%

Net Loss	(69)	(120)
Preferred stock dividends	(1)	(1)	—	NM

Loss applicable to common shareholders	$(70)	$(121)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue.

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007
		(in millions)
GCUK
Enterprise, carrier data and indirect channels	$150	$141	$9	6%
Carrier voice	3	3	—	NM

	$153	$144	$9	6%

GC Impsat
Enterprise, carrier data and indirect channels	$91	$—	$91	NM
Carrier voice	2	—	2	NM
Intersegment revenues	4	—	4	NM

	$97	$—	$97	NM

ROW
Enterprise, carrier data and indirect channels	$276	$240	$36	15%
Carrier voice	107	119	(12)	(10%)
Other	1	1	—	NM
Intersegment revenues	2	—	2	NM

	$386	$360	$26	7%

Intersegment eliminations	(6)	—	(6)	NM

Consolidated revenues	$630	$504	$126	25%

Our consolidated revenues are separated into two businesses based on our target markets and sales structure: (i) enterprise, carrier data and indirect channels and (ii) carrier voice.

The enterprise, carrier data and indirect channels business consists of: (i) the provision of voice, data and collaboration services to all customers other than carriers and consumers; (ii) the provision of data products, including IP, transport and capacity services, to carrier customers; and (iii) the provision of voice, data and managed services to or through business relationships with other carriers, sales agents and system integrators. The carrier voice business consists of the provision of predominantly United States domestic and international long distance voice services to carrier customers.

Our consolidated revenues increased in the three months ended March 31, 2008 compared with the same period in 2007 primarily as the result of higher revenues at our GCUK and ROW Segments, and the inclusion of Impsat in our results since May 9, 2007. Revenue growth reflected strong demand across all of our segments for broadband lease and IP VPN data products and the favorable impact on our GCUK Segment due to currency movements. This increase was partially offset by decreased carrier voice revenues as a result of decreases in sales volumes due to our strategy to reduce our emphasis on this market and a decrease in managed services at our ROW Segment primarily due to lower equipment sales. We expect our carrier voice business revenue to remain relatively flat going forward.

Sales order values remained strong in the three months ended March 31, 2008, excluding sales orders related to the GC Impsat Segment during the three months ended March 31, 2008, with average monthly estimated gross values increasing approximately 8% compared with the same period in 2007. This metric is used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired without taking into account effects of attrition or the replacement of existing services with new services or credits.

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

Cost of Access.

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007
	(in millions)
GCUK
Enterprise, carrier data and indirect channels	$44	$40	$4	10%
Carrier voice	2	3	(1)	(33%)

	$46	$43	$3	7%

GC Impsat
Enterprise, carrier data and indirect channels	$22	$—	$22	NM
Carrier voice	2	—	2	NM
Intersegment cost of access	2	—	2	NM

	$26	$—	$26	NM

ROW
Enterprise, carrier data and indirect channels	$137	$134	$3	2%
Carrier voice	92	107	(15)	(14%)
Intersegment cost of access	3	—	3	NM

	$232	$241	$(9)	(4%)

Intersegment eliminations	(5)	—	(5)	NM

Consolidated cost of access	$299	$284	$15	5%

Cost of access increased in the three months ended March 31, 2008 compared with the same period of 2007 primarily driven by increases in revenues and associated access charges in our GCUK, GC Impsat and ROW Segments enterprise, carrier data and indirect channels business. The increase in cost of access was partially offset by: (i) our cost reduction initiatives to optimize the access network and effectively lower unit prices and (ii) lower carrier voice sales volume in our ROW Segment. Included in our cost of access for the three months ended March 31, 2008 was $24 million related to Impsat (net of intersegment cost of access).

Real estate, network and operations increased in the three months ended March 31, 2008 compared with the same period in 2007 primarily due to: (i) a $13 million increase resulting from including Impsat in our results since May 9, 2007 and (ii) a $3 million increase in real estate costs primarily driven by higher facilities rent and utilities expense. The higher facilities rent resulted primarily from our decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our European collocation business. The increase in facilities costs related to the European collocation business does not result in additional cash outflows.

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

The increase in SG&A in the three months ended March 31, 2008 compared with the same period in 2007 was primarily due to an increase of $31 million resulting from including Impsat in our results since May 9, 2007. This increase was partially offset by a decrease of $4 million in other non-income taxes and other expenses driven by lower travel and insurance costs.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including leased assets, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in the three months ended March 31, 2008 compared with the same period in 2007 primarily due to: (i) inclusion of Impsat’s results in our results since May 9, 2007; (ii) amortization of acquired intangible assets related to the Impsat acquisition; and (iii) an increased asset base as a result of fixed asset additions, including capital leases.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities and amortization of deferred finance costs. The increase in interest expense for the three months ended March 31, 2008 compared with the same period in 2007 was primarily a result of incurring additional indebtedness and capital lease obligations, including the $225 million of 9.875% senior notes due 2017 (the “GC Impsat Notes”) issued by GC Impsat on February 14, 2007, other Impsat indebtedness included in the three months ended March 31, 2008, the $350 million Term Loan Agreement incurred by GCL during the second quarter of 2007 and amortization of deferred financing costs related to these debt obligations. The increase in interest expense for the three months ended March 31, 2008 compared to the same period of the prior year was partially offset by decreased interest resulting from STT Crossing Ltd.’s effective conversion of its $250 million original principal amount of Mandatorily Convertible Notes into approximately 16.58 million shares of common stock on August 27, 2007.

Other income (expense), net. Other income (expense), net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items.

Other income (expense), net increased in the three months ended March 31, 2008 compared with the same period of 2007 primarily as a result of recording higher foreign exchange gains during the three months ended March 31, 2008 compared to the same period of the prior year, as well as the expensing in the prior year period of $8 million of deferred financing fees related to the bridge loan which was terminated upon issuance of the GC Impsat Notes on February 14, 2007.

Provision for income taxes. Provision for income taxes increased primarily as a result of including Impsat in our results since May 9, 2007. Provision for income taxes related to fresh start accounting for deferred tax benefits realized after the emergence from bankruptcy does not result in cash taxes. This non-cash tax provision was $13 million and $10 million for the three months ended March 31, 2008 and 2007, respectively. During the first quarter of 2008, we realized $2 million of tax benefits resulting from the reversal of valuation allowances for certain deferred tax assets acquired as part of the Impsat acquisition which have been recorded as a provision for income taxes and a reduction in goodwill in accordance with SFAS 109 (see Note 10, “Income Taxes”) to the accompanying unaudited condensed consolidated financial statements.

Segment Results

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

The CODMs measure and evaluate our reportable segments based on Adjusted Cash EBITDA. Adjusted Cash EBITDA, as defined by us, is earnings before non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense), net, provision for income taxes, and preferred stock dividends. We believe that Adjusted Cash EBITDA is an important part of our internal reporting and is a key measure used by us to evaluate our profitability and operating performance and to make resource allocation decisions. We believe such measure is especially important in a capital-intensive industry such as telecommunications.

However, there may be important differences between our Adjusted Cash EBITDA measure and similar performance measures used by other companies. Additionally, this financial measure does not include certain significant items such as non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense) net, provision for income taxes and preferred stock dividends. Adjusted Cash EBITDA should not be considered a substitute for net income, operating income, operating cash flows or other measures of financial performance.

GCUK Segment

Revenue

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007
		(in millions)
GCUK
Enterprise, carrier data and indirect channels	$150	$141	$9	6%
Carrier voice	3	3	—	NM

	$153	$144	$9	6%

Revenues for our GCUK Segment increased in the three months ended March 31, 2008 compared with the same period of 2007 primarily as a result of strong demand for broadband lease and IP VPN data products and positive foreign exchange fluctuations.

GCUK is seeing strong interest in our IP services and as a result continues to win new business. Many government agencies and enterprises are at or nearing the point when they will refresh their more traditional technologies and take advantage of converged IP services. However, the telecommunications market in the UK remains highly competitive and the combination of attrition by existing customers and pricing pressures both for new business and renewals of existing customers has caused revenues to increase moderately excluding the impact of positive foreign exchange impacts.

Two of GCUK’s principal customer relationships are with OGC buying solutions, with which GCUK has a framework contract for the provision of a managed telecom service, and with Camelot, the current holder of the license to operate the UK National Lottery. The managed telecom service contract was for an initial term of 10 years; this term was initially extended until the end of December 2008 and, in June 2007, was further extended until December 2011. Camelot’s current license to operate the National Lottery expires in January 2009. On August 31, 2007, Camelot entered into an enabling agreement with the National Lottery Commission which officially appoints Camelot as operator of the National Lottery for a 10 year period from February 2009. On October 9, 2007, Camelot announced its intention to replace its existing landline-based ISDN network supplied by GCUK with a broadband satellite communications network supplied by another service provider. Camelot’s plans are to start the migration of the network shortly and complete it during 2009. Although the precise impact on GCUK will depend on the details and timing of Camelot’s actual network transition, we expect that revenue from our relationship with Camelot will decline substantially through the third and fourth quarters of 2008 and the first quarter of 2009. Our revenue from sales to Camelot was $13 million and $12 million for the three months ended March 31, 2008 and 2007, respectively. Our revenue from sales to Camelot was approximately $52 million during the year ended December 31, 2007.

Adjusted Cash EBITDA

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007
		(in millions)
GCUK
Adjusted Cash EBITDA	$38	$34	$4	12%

Adjusted Cash EBITDA in this segment increased in the three months ended March 31, 2008 compared with the same period in 2007 primarily as a result of the increase in revenue mainly driven by strong demand for our higher margin broadband lease and IP VPN data products in our enterprise, carrier data and indirect channels business and positive foreign exchange fluctuations described above, partially offset by higher access charges resulting from additional usage volume, and higher costs for our real estate, network and operations and SG&A expenses. The higher real estate, network and operations costs and SG&A expenses resulted primarily from higher facilities rent and utilities expense.

GC Impsat Segment

Revenue

Three Months Ended March 31, 2008
(in millions)
GC Impsat
Enterprise, carrier data and indirect channels	$91
Carrier voice	2
Intersegment revenues	4

$97

Prior to our acquisition of Impsat on May 9, 2007, our GC Impsat Segment had no revenue generating activities and consisted of a holding company that issued the GC Impsat Notes in anticipation of the acquisition of Impsat.

Adjusted Cash EBITDA

Three Months Ended March 31, 2008
(in millions)
GC Impsat
Adjusted Cash EBITDA	$23

Adjusted Cash EBITDA for our GC Impsat Segment for the three months ended March 31, 2008 comes from the inclusion of Impsat in our results since May 9, 2007.

During 2007 we transferred our Venezuelan subsidiary from our ROW Segment to our GC Impsat Segment. We anticipate transferring our Argentine, Brazilian and Chilean subsidiaries from our ROW Segment to our GC Impsat Segment during 2008 and 2009 in a continuing effort to streamline operations.

ROW Segment

Revenue

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007
	(in millions)

ROW
Enterprise, carrier data and indirect channels	$276	$240	$36	15%
Carrier voice	107	119	(12)	(10%)
Other	1	1	—	NM
Intersegment revenues	2	—	2	NM

	$386	$360	$26	7%

Revenues for our ROW Segment increased in the three months ended March 31, 2008 compared with the same period in 2007 primarily as a result of strong demand for our higher margin broadband lease and IP VPN data products in our enterprise, carrier data and indirect channels business, partially offset by a decrease in managed services primarily due to lower equipment sales. This increase in enterprise, carrier data, and indirect sales channels revenue was partially offset by decreased lower margin carrier voice revenues as a result of decreases in sales volumes due to our strategy to reduce our emphasis on this market. Our sales volume related to U.S. domestic long distance voice services declined in the three months ended March 31, 2008 compared with the same period of 2007, while our average pricing for our U.S. domestic long distance voice services was relatively flat in the three months ended March 31, 2008 compared with the same period of 2007. We expect our carrier voice sales channel revenue to remain relatively flat going forward.

Adjusted Cash EBITDA

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007
		(in millions)
ROW
Adjusted Cash EBITDA	$6	$(42)	$48	NM

Adjusted Cash EBITDA in this segment improved in the three months ended March 31, 2008 compared with the same period of 2007 as a result of the increases in revenue in our enterprise, carrier data and indirect sales channels, lower access costs driven by lower carrier voice sales volume, lower equipment costs due to lower equipment sales, lower third party maintenance driven by our cost initiatives and contract consolidations and lower other non-income taxes and other expenses driven by lower travel and insurance costs. In addition, certain employees in the sales organization elected to have a portion or all of their earned commissions paid in GCL common shares in the three months ended March 31, 2008 under a new sales program. This increase was partially offset by higher facilities-based expenses driven by higher facilities rent resulting from our decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our European collocation business.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

At March 31, 2008, our available liquidity consisted of $362 million of unrestricted cash and cash equivalents. At March 31, 2008, we also held $58 million in restricted cash and cash equivalents. This restricted cash and cash equivalents is primarily comprised of (i) cash collateral for letters of credit issued in favor of certain of our vendors; (ii) the debt service reserve fund for the GC Impsat Notes; and (iii) amounts escrowed for repayment of principal for our primary debt in Colombia due in December 2008.

During the three months ended March 31, 2008, we posted a net operating loss of $31 million and had a net decrease in cash and cash equivalents of $35 million. During 2008 we expect our unrestricted cash and cash equivalents to decrease between $35 million and $85 million. This expectation is based in part on raising capital leases and other forms of financing in amounts greater than those arranged in 2007. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. This could prove more difficult given recent adverse changes in the credit markets. We expect the decline in our cash and cash equivalents to occur in the first half of the year, with the second half generating modest cash inflows. The expected improvement in cash flows in the second half of the year as compared to the first reflects the benefits of the anticipated revenue growth in 2008.

Intra-quarter working capital and the timing of interest payments variability significantly impact our cash flows. In addition, our cash usage during 2008 will depend on the sale of IRUs, which individually involve large dollar amounts and long sales cycles and are therefore difficult to predict. During the first quarter of 2008, we received $31million in cash receipts from the sales of IRUs and prepaid services compared to $21 million in the same period of 2007. Nevertheless, our forecasted cash usage for the full year 2008 assumes significantly lower sales of IRUs and prepaid services as compared to the $174 million in 2007, including $42 million related to the acceleration of maintenance payments due under previously sold IRUs. This anticipated decrease is due in part to the absence of major construction projects contracted for in 2008 in which a particular customer funds the cost to build a significant network segment in exchange for capacity or dark fiber on that segment. However, IRU sales could exceed our expectations as incumbent carriers and new entrants continue to seek to deploy networks around the globe.

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

As a result of recent financing activities, the vast majority of our long-term debt matures after 2010. With regard to our major debt instruments, (i) the $144 million original principal amount of our 5% Convertible Notes matures in 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share); (ii) $332 million of our Term Loan Agreement is due at final maturity in 2012; (iii) the $513 million original principal amount of senior secured notes issued by Global Crossing Finance (UK) Plc (“the GCUK Notes”) matures in 2014; and (iv) the $225 million original principal amount of the GC Impsat Notes matures in 2017. We also have approximately $22 million of bonds issued by GC Impsat’s Colombian subsidiary which mature 50% in December 2008 and 50% in December 2010, which bonds we anticipate refinancing. If cash on hand at the time any of these debt instruments mature is insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time. The liquidity crisis that began in 2007 as a result of the collapse of the subprime mortgage market has adversely impacted global credit markets and, if it continues, could make it more difficult for us to obtain debt financing.

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

At March 31, 2008, unrestricted cash and cash equivalents were $65 million, $62 million, and $235 million at our GCUK, GC Impsat and ROW Segments, respectively. Although operational constraints require us to maintain significant minimum cash balances in each of our segments, we believe that our segments’ unrestricted cash balances are sufficient to enable us to reach the point of generating recurring positive cash flow from operating, and investing activities.

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

Indebtedness

At March 31, 2008, we had $1.46 billion of indebtedness outstanding (including the current portion of long term debt and capital lease obligations), consisting of $517 million of GCUK Notes, $144 million of 5% Convertible Notes, $225 million of GC Impsat Notes, $347 million under the Term Loan Agreement, $48 million of other debt and $179 million of capital lease obligations.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our 2007 annual report on Form 10-K, for a description of the GCUK Notes, 5% Convertible Notes, GC Impsat Notes and Term Loan Agreement.

Financing Activities

During the three months ended March 31, 2008, we entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $2 million. These agreements have terms that range from 24 to 36 months and annual interest rates that generally range from 3.2% to 9.2%, with a weighted average effective interest rate of 7.4%. In addition, we also entered into various capital leasing arrangements that amounted to $15 million. These agreements have terms that range from 21 to 36 months and implicit interest rates that range from 4.4% to 11.6%, with a weighted average effective interest rate of 5.0%.

During the three months ended March 31, 2008, we entered into debt agreements and received approximately $4 million of cash proceeds. These agreements have terms that range from 12 to 24 months and annual interest rates that are variable based on a spread over the London Inter-bank Offered Rate.

Certain of our debt and capital lease agreements contain non-financial covenants which require specific tracking and reporting procedures for the physical location of the leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease agreements. At March 31, 2008, these non-financial covenants have not been met for debt and lease agreements representing $83 million of indebtedness. We have received a waiver for approximately $79 million of such non-compliance through January 1, 2009 assuming certain milestones are achieved. We have achieved all milestones, as required under the waiver, as of March 31, 2008, and expect to achieve the remaining milestones and become compliant prior to the deadline. The remaining balances of $4 million are classified as current liabilities at March 31, 2008.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2007 Annual Repurchase Offer, we have made an offer to purchase approximately $2 million.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31		$ Increase/ (Decrease)
	2008	2007
	(in millions)
Net cash flows provided by (used in) operating activities	$25	$(50)	$75
Net cash flows used in investing activities	(49)	(263)	214
Net cash flows provided by (used in) financing activities	(12)	232	(244)
Effect of exchange rate changes on cash and cash equivalents	1	—	1

Net decrease in cash and cash equivalents	$(35)	$(81)	$46

Cash Flows from Operating Activities

Cash flows provided by operating activities increased in the three months ended March 31, 2008 compared with the same period in 2007 primarily due to cash collections on improved revenues in our higher margin enterprise, carrier data and indirect channels business and in part as a result of the acquisition of Impsat. In addition, during the three months ended March 31, 2008 we received $31 million of cash receipts from the sale of IRUs and prepayment of services compared with $21 million during the three months ended March 31, 2007. As discussed above, we anticipate receipts from the sale of IRUs and prepayments of services to significantly decrease in 2008 compared with 2007.

Cash Flows from Investing Activities

Cash flows used in investing activities decreased in the three months ended March 31, 2008 compared with the same period in 2007 primarily as a result of a $225 million decrease in the change in restricted cash and cash equivalents primarily as a result of releasing the cash restricted for the GC Impsat Notes in 2007. This decrease was partially offset by an $11 million increase capital purchases which is due to capital purchases by the GC Impsat Segment.

Cash Flows from Financing Activities

Cash flows provided by financing activities decreased in the three months ended March 31, 2008 compared with the same period in 2007 primarily as a result of: (i) $245 million less net cash inflow from financings after repayment of debt obligations; and (ii) $3 million of additional principal payments for capital lease obligations. We have entered into significant capital lease agreements since January 1, 2008 to finance property and equipment purchases and expect to continue to enter into significant additional capital leases in the future.

Contractual Cash Commitments

During the three months ended March 31, 2008, we entered into an agreement to construct or upgrade our network that requires payment of $14 million over the next year.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of March 31, 2008 and December 31, 2007, our receivables related to our carrier sales channels represented approximately 47% and 43%, respectively, of our consolidated receivables. Also as of March 31, 2008 and December 31, 2007, our receivables due from various agencies of the U.K. Government together represented approximately 15% and 14%, respectively, of our consolidated receivables.

Currency Risk

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

The Venezuelan government has fixed the bolívar’s value to the U.S. dollar at Bs. 2.15 = $1.00, which represents a value significantly greater than the bolívar’s prevailing value on the parallel market. As Venezuelan currency exchange control regulations do not permit us to exchange our cash and cash equivalents in local currency into U.S. dollars at the official rate without specific governmental authorizations, these regulations adversely affect our exchange rate risks for all dollar-denominated liabilities owed by our Venezuelan operating subsidiaries and our ability to receive dividends or other funds transfers from those subsidiaries. As of March 31, 2008, approximately $26 million (valued at the fixed exchange rate) of our cash and cash equivalents were held in Venezuelan bolivars.

In May 2008, we participated in a debt auction held by the Venezuelan government to purchase $10 million par value of U.S. dollar-denominated bonds in connection with our currency exchange risk mitigation efforts. The purchase price of the bonds is expected to be $11 million. If we receive approval to purchase the bonds we intend to sell these bonds immediately upon receipt and have a committed price of $8 million, which results in an approximate 27% discount. The difference will be recorded as a loss on the sale of investments and included in other income, net in our condensed consolidated statement of operations.

Off-Balance Sheet Arrangements

As of March 31, 2008 we did not have any off-balance sheet arrangements outstanding.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7A in the Company’s 2007 annual report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a) -15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting (as defined later in this Item 4).

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2008.

Additional Information Regarding Impsat

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

Changes in Internal Control over Financial Reporting

On May 9, 2007, we acquired Impsat. We are currently in the process of incorporating Impsat’s internal controls into our control structure and migrating overlapping processes and systems to legacy Global Crossing processes and systems. We consider the ongoing integration of Impsat a material change in our internal control over financial reporting.

Except for the item noted above, there were no other material changes in our internal control over financial reporting during the first quarter of 2008.

PART II. OTHER INFORMATION

Item 1.	Legal proceedings

See Note 11, “Contingencies,” to the accompanying unaudited condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in the most significant factors that make an investment in the Company speculative or risky from those set forth in Item 1A., “Risk Factors,” to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that the Company, its employees and agents comply with the FCPA, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. In May 2007, we acquired Impsat, which was also subject to the FCPA prior to the acquisition. As described in “Additional Information Regarding Impsat” above, the facts developed in our review of certain payments made by Impsat employees to government officials and foreign government proceedings concerning Impsat personnel show that: first, although Impsat had policies in place prior to the May 9, 2007 acquisition relating to FCPA compliance and contracting with third-party agents, those policies were not implemented; second, Impsat’s documentation relating to third-party agents and certain government contracts was not sufficient; third, the corporate environment at Impsat did not reflect a sufficient focus by senior management on promotion of, and compliance by the Company with, these policies. We are currently conducting a review of certain agents, government contracts, and potential unauthorized payments in Latin American countries. As disclosed previously, we have brought these matters to the attention of government authorities in the U.S., including the Securities and Exchange Commission, which has commenced a preliminary inquiry into the matter. We are cooperating with that inquiry which may result in legal action. At this point we are unable to predict the duration, scope or result of that inquiry. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and results of operations.

Item 6.	Exhibits

Exhibits filed as part of this report are listed below.

10.1	Form of Restricted Stock Unit Agreement applicable to executive officers of Global Crossing Limited for grants made in 2007 (filed herewith).

10.2	Form of Performance Based Restricted Stock Unit Agreement applicable to executive officers of Global Crossing Limited for grants made in 2007 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 8, 2008 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville Chief Financial Officer (Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug Chief Accounting Officer (Principal Accounting Officer)