Form 10-Q
period 2008-06-30
GLOBAL CROSSING LTD
filed 2008-08-06
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 1, 2008 was 56,066,046.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$318	$397
Restricted cash and cash equivalents—current portion	45	18
Accounts receivable, net of allowances of $65 and $52	363	345
Prepaid costs and other current assets	147	121

Total current assets	873	881

Restricted cash and cash equivalents—long term	14	35
Property and equipment, net of accumulated depreciation of $800 and $664	1,470	1,467
Intangible assets, net (including goodwill of $181 and $158)	214	193
Other assets	85	91

Total assets	$2,656	$2,667

LIABILITIES:
Current liabilities:
Short term debt	$2	$—
Accounts payable	293	286
Accrued cost of access	113	107
Current portion of long term debt	22	26
Accrued restructuring costs—current portion	17	17
Deferred revenue—current portion	169	164
Other current liabilities	442	395

Total current liabilities	1,058	995

Long term debt	1,253	1,249
Obligations under capital leases	115	123
Deferred revenue	287	262
Accrued restructuring costs	20	20
Other deferred liabilities	73	81

Total liabilities	2,806	2,730

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 56,049,062 and 54,552,045 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued to controlling shareholder and outstanding	2	2
Additional paid-in capital	1,369	1,307
Accumulated other comprehensive loss	(34)	(42)
Accumulated deficit	(1,488)	(1,331)

Total shareholders’ deficit	(150)	(63)

Total liabilities and shareholders’ deficit	$2,656	$2,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$653	$547	$1,283	$1,051
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(306)	(281)	(605)	(565)
Real estate, network and operations	(107)	(101)	(211)	(189)
Third party maintenance	(28)	(25)	(55)	(49)
Cost of equipment sales	(23)	(23)	(46)	(48)

Total cost of revenue	(464)	(430)	(917)	(851)
Selling, general and administrative	(133)	(128)	(265)	(234)
Depreciation and amortization	(84)	(63)	(160)	(113)

Total operating expenses	(681)	(621)	(1,342)	(1,198)

Operating loss	(28)	(74)	(59)	(147)
Other income (expense):
Interest income	2	6	6	12
Interest expense	(45)	(47)	(89)	(82)
Other income (expense), net	8	24	28	18

Loss before reorganization items and provision for income taxes	(63)	(91)	(114)	(199)
Net gain on preconfirmation contingencies	4	—	4	—

Loss before provision for income taxes	(59)	(91)	(110)	(199)
Provision for income taxes	(29)	(9)	(47)	(21)

Net loss	(88)	(100)	(157)	(220)
Preferred stock dividends	(1)	(1)	(2)	(2)

Loss applicable to common shareholders	$(89)	$(101)	$(159)	$(222)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(1.60)	$(2.73)	$(2.88)	$(6.03)

Weighted average number of common shares	55,675,011	36,930,841	55,196,799	36,814,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net loss	$(157)	$(220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of property and equipment	—	1
Loss on sale of marketable securities	3	—
Gain on settlement of contracts due to Impsat acquisition	—	(27)
Non-cash income tax provision	27	18
Non-cash stock compensation expense	43	34
Depreciation and amortization	160	113
Provision for doubtful accounts	5	3
Amortization of prior period IRUs	(7)	(5)
Gain on preconfirmation contingencies	(4)	—
Change in long term deferred revenue	32	46
Change in operating working capital	(25)	(83)
Other	(37)	4

Net cash provided by (used in) operating activities	40	(116)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(92)	(77)
Purchases of marketable securities	(11)	—
Proceeds from sale of property and equipment	4	—
Proceeds from sale of marketable securities	12	4
Payment for Impsat, net of cash acquired	—	(75)
Change in restricted cash and cash equivalents	(6)	(53)

Net cash used in investing activities	(93)	(201)

Cash flows provided by (used in) financing activities:
Proceeds from long term debt	7	597
Repayment of capital lease obligations	(29)	(20)
Repayment of long term debt	(9)	(238)
Proceeds from exercise of stock options	1	3
Finance costs incurred	—	(23)

Net cash provided by (used in) financing activities	(30)	319

Effect of exchange rate changes on cash and cash equivalents	4	1

Net increase (decrease) in cash and cash equivalents	(79)	3
Cash and cash equivalents, beginning of period	397	459

Cash and cash equivalents, end of period	$318	$462

Non cash investing and financing activities:
Capital lease and debt obligations incurred	$27	$43

Accrued interest converted to convertible notes	$—	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

1.	BACKGROUND AND ORGANIZATION

Global Crossing Limited (“GCL”) and its subsidiaries (collectively, the “Company”) are a communications solutions provider, offering a suite of Internet Protocol (“IP”) and legacy telecommunications services in most major business centers in the world. The Company serves many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. The Company offers these services using a global IP-based network that directly connects approximately 390 cities in more than 30 countries and delivers services to more than 690 cities in more than 60 countries around the world. The vast majority of the Company’s revenues are generated from monthly services. The Company reports its financial results based on three separate operating segments: (i) Global Crossing (UK) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) (see Note 13).

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants and requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. SFAS No. 157 also expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”), which removed certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), from the scope of SFAS No. 157, and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities to January 1, 2009, amending SFAS No. 157 (“SFAS No. 157, as amended”). The Company adopted the effective provisions of SFAS No. 157, as amended, as of January 1, 2008 which did not have any impact on the Company’s consolidated position or results of operations (see Note 14). The Company’s evaluation of the impact of this standard is ongoing, and the Company has not yet determined the impact of the deferred portion of this standard on our financial position or results of operations.

The FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), in February 2007. SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. While SFAS No. 159 became effective for the Company as of January 1, 2008, the Company did not elect the fair value option for any of our financial assets or liabilities. As such, the adoption of SFAS No. 159 did not have an impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company does not currently own any noncontrolling interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities. Under SFAS No. 161, entities must describe: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The requirements of SFAS No. 161 are effective for both interim and annual reporting periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS No. 161 will have on its financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). This FSP was issued to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. Except for disclosure requirements, FSP No. 142-3 can only be applied prospectively to intangible assets acquired after the effective date.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”. Additionally, FSP APB No. 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 must be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB No. 14-1 will require us to bifurcate our convertible notes as discussed above. We are currently evaluating the impact to the Company’s financial statements.

3.	FINANCING ACTIVITIES

Financing Activities

During the six months ended June 30, 2008, the Company entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $2. These agreements have terms that range from 24 to 36 months and annual interest rates that generally range from 3.2% to 9.2%, with a weighted average effective interest rate of 7.4%. In addition, the Company also entered into various capital leasing arrangements that amounted to $25. These agreements have terms that range from 21 to 37 months and implicit interest rates that range from 4.4% to 11.6%, with a weighted average effective interest rate of 5.0%.

During the six months ended June 30, 2008, the Company entered into debt agreements and received approximately $7 of cash proceeds. These agreements have terms that range from 12 to 60 months and annual interest rates that are variable based on a spread over the London Inter-bank Offered Rate.

Certain of the Company’s debt and capital lease agreements contain non-financial covenants which require specific tracking and reporting procedures for the physical location of the leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease agreements. At June 30, 2008, these non-financial covenants have not been met for certain debt and lease agreements representing $81 of indebtedness. The Company has received a waiver for approximately $78 of such non-compliance through January 1, 2009 assuming certain milestones are achieved. The Company has achieved all milestones, as required under the waiver, as of June 30, 2008, and expects to achieve the remaining milestones and become compliant prior to the deadline. The remaining balances of $3 are classified as current liabilities at June 30, 2008.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31 Global Crossing (UK) Telecommunications Ltd (“GCUK”) must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2007 Annual Repurchase Offer, GCUK made an offer for and purchased approximately $2 principal amount of the GCUK Notes.

4.	RESTRUCTURING ACTIVITIES

2007 Restructuring Plans

During the second quarter of 2007, the Company implemented initiatives to generate operational savings which included organizational realignment and functional consolidation resulting in the involuntary separation of employees. As of June 30, 2008, all severance amounts have been paid under the plan. As of June 30, 2008 and December 31, 2007, the remaining liability related to these initiatives was $0 and $1, respectively, all related to the ROW Segment.

During 2007, the Company adopted a restructuring plan as a result of the Impsat acquisition (see Note 5) under which redundant Impsat employees were terminated. As a result, the Company recorded restructuring costs of $8 for severance and related benefits. The liability associated with this restructuring plan has been accounted for as part of the purchase price of Impsat. As of June 30, 2008 and December 31, 2007, the remaining liability of the restructuring reserve was $9 and $7, including $1 and $0 of accrued interest, respectively, all related to the GC Impsat Segment.

2006 Restructuring Plan

In 2006 the Company adopted a restructuring plan as a result of the Fibernet Group Plc (“Fibernet”) acquisition under which redundant Fibernet employees were terminated and certain Fibernet facility lease agreements were terminated or restructured. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. All amounts incurred for employee separations have been paid and it is anticipated that payment in respect of the restructuring activities for real estate consolidation will continue through 2017. As of June 30, 2008 and December 31, 2007, the remaining liability related to these initiatives was $3 all related to the GCUK Segment.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $144 as of June 30, 2008), offset by anticipated receipts from existing and future third-party subleases. As of June 30, 2008, anticipated third-party sublease receipts were $124, representing $61 from subleases already entered into and $63 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the six months ended June 30, 2008:

Facility Closings
Balance at December 31, 2007	$26
Change in estimated liability	2
Deductions	(6)
Foreign currency impact	3

Balance at June 30, 2008	$25

5.	ACQUISITIONS

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

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Impsat had occurred at January 1, 2007:

	Three months ended 6/30/2007	Six months ended 6/30/2007
Revenue	$579	$1,157
Net loss applicable to common shareholders	$(110)	$(231)
Net loss applicable to common shareholders per share - basic and diluted	$(2.98)	$(6.27)

Included in the pro forma consolidated results of operations for the three months ended June 30, 2007 is a $27 non-cash, non-taxable gain from the deemed settlement of pre-existing arrangements with Impsat in accordance with EITF No. 04-1 which is included in other income (expense), net in the accompanying condensed consolidated statements of operations. Also, included in the three months ended June 30, 2007 are expenses of $2 related to the write-off of deferred financing fees in connection with the retirement of the Bank of America working capital facility. In addition, included in the six months ended June 30, 2007 are expenses of approximately $8 related to the write off of deferred financing fees for a bridge loan facility which was terminated upon issuance of the $225 of 9.875% senior notes due 2017 (the “GC Impsat Notes”); these expenses are included in other income (expense), net in the accompanying condensed consolidated statements of operations.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Impsat acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

GC Impsat Segment Goodwill Impairment Review

During the second quarter of 2008 the Company performed its annual impairment review of the goodwill acquired as part of the Impsat acquisition on May 9, 2007 in accordance with Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets.” The impairment review compared the fair value of the reporting units, using a discounted cash flow analysis, to their carrying values, including allocated goodwill. As the fair value of all reporting units exceeded the carrying values, including allocated goodwill, no impairment exists.

6.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$99	$71
Accrued payroll, bonus, commissions, and related benefits	51	46
Accrued professional fees	15	14
Accrued interest	17	27
Accrued real estate and related costs	17	20
Accrued capital expenditures	20	13
Current portion of capital lease obligations	58	54
Income taxes payable	24	16
Accrued third party maintenance costs	12	8
Customer deposits	44	45
Other	85	81

Total other current liabilities	$442	$395

7.	STOCK BASED COMPENSATION

The Company recognized $21 and $43, respectively, of non-cash stock based compensation expenses for the three and six months ended June 30, 2008 and $19 and $34, respectively for the three and six months ended June 30, 2007. These expenses are included in real estate, network and operations and selling, general and administrative in the condensed consolidated statements of operations. The stock based compensation expenses for each period reflect share-based awards outstanding during such period, including awards granted both prior to and during such period.

On January 2, 2008, the non-employee members of the Board of Directors and its Executive Committee were granted awards of 7,926 unrestricted shares of common stock, representing the first semi-annual installment of the one-half of the directors’ annual retainer fees that is payable in shares rather than cash.

In connection with the Company’s annual long term incentive program for 2008, the Company awarded 548,500 restricted stock units to employees which vest on March 4, 2011 and 896,500 performance share opportunities to employees which vest on or before March 15, 2011, in each case subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long term disability. Each participant’s target performance share opportunity is based on total shareholder return over a three year period as compared to two peer groups. Depending on how the Company ranks in total shareholder return as compared to the two peer groups, each grantee may earn 0% to 200% of the target number of performance shares. No payout will be made if the average ranking of the Company’s total shareholder return relative to each of the two peer groups (weighted equally) is below the 30th percentile, and the maximum payout of 200% will be made if such average ranking is at or above the 80th percentile. In the event of a change of control (as defined in the 2003 Global Crossing Limited Stock Incentive Plan), the performance share opportunity payout shall be determined on the basis of the Company’s relative total shareholder return against such indices (as described above) calculated through the relevant termination or change of control date.

On June 24, 2008, the non-employee members of the Board of Directors and its Executive Committee were granted awards totaling 50,112 restricted shares of common stock with a one year cliff vesting on June 24, 2009. These awards were made in accordance with the Company’s annual long term incentive program for Board and Executive Committee members.

Annual Bonus Program

During the quarter ended March 31, 2008, the Board of Directors of the Company adopted the 2008 Annual Bonus Program (the “2008 Bonus Program”). The 2008 Bonus Program is an annual bonus applicable to substantially all non-sales employees of the Company, which is intended to retain such employees and to motivate them to achieve the Company’s financial and business goals. Each participant is provided a target award under the 2008 Bonus Program expressed as a percentage of base salary. Actual awards under the 2008 Bonus Program will be paid only if the Company achieves specified earnings targets, net change in unrestricted cash and cash equivalents and/or customer satisfaction goals. The payout for each performance opportunity is calculated independently. Bonus payouts under the 2008 Bonus Program will be made in fully vested shares of common stock of the Company; provided that the

Compensation Committee of the Board of Directors retains discretion to use cash rather than shares as the Committee deems fit. To the extent common shares are used for payment of bonus awards, such shares shall be valued based on the closing price on the NASDAQ National Market on the date financial results are certified by the Compensation Committee and the Board of Directors.

Sales Equity Program

During 2008, the Company adopted the Global Crossing Sales Equity Program (“Sales Equity Program”) for the Company’s sales, sales support and sales engineering employees excluding those in Latin America, Canada and Asia. This program allows management level employees to elect to receive 100% of their earned commissions in fully vested shares of common stock of GCL. Non-management employees can elect to receive 50% of their earned commissions in fully vested shares of common stock and the remaining 50% will be paid in cash. As an additional incentive for participating in the Sales Equity Program, the value of the portion to be paid in stock will be increased by 5%, which was subsequently increased to 7.5% effective June 1, 2008. During the three and six months ended June 30, 2008, the Company recognized $2 and $6, respectively, of stock compensation expense related to this program.

8.	COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net loss	$(88)	$(100)	$(157)	$(220)
Foreign currency translation adjustment	21	2	5	—
Unrealized derivative gain (loss) on cash flow hedges	3	(1)	3	—

Comprehensive loss	$(64)	$(99)	$(149)	$(220)

9.	LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 and $2, respectively, for each of the three and six months ended June 30, 2008 and 2007. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three and six months ended June 30, 2008 and 2007, diluted loss per common share is the same as basic loss per common share.

For the three and six months ended June 30, 2008, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 6,295,405 common shares issuable upon conversion of convertible debt securities, and 407,692 stock options and 1,248,596 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Plan. For the three and six months ended June 30, 2007, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 22,874,630 common shares issuable upon conversion of convertible debt securities, and 703,407 stock options and 2,407,014 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Plan.

10.	INCOME TAXES

The Company’s provision for income taxes for the three and six months ended June 30, 2008 was $29 and $47, respectively, of which $9 and $22, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. For the three and six months ended June 30, 2007 the Company’s provision for income taxes was $9 and $21, respectively, of which $8 and $18, respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The provision for income taxes will be offset by net operating losses that existed at the fresh start date, but had a full valuation allowance recorded against them. The reversal of the valuation allowance is recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganizations under the Bankruptcy Code.” This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

During the three and six months ended June 30, 2008, the Company realized $3 and $5, respectively, of tax benefits as a result of the reversal of valuation allowances for deferred tax assets acquired as part of Impsat acquisition. The recognition of the tax benefits for those items (by elimination of the valuation allowance) after the acquisition date is recorded first by reducing to zero any goodwill related to the acquisition, next by reducing to zero other non-current intangible assets related to the acquisition, and finally by reducing income tax expense. This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

11.	CONTINGENCIES

From time to time, the Company is party to various legal proceedings in the ordinary course of business or otherwise. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies. The following is a description of the material legal proceedings involving the Company commenced or pending during the six months ended June 30, 2008.

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

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a first amended complaint on February 4, 2005. The first amended complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which are affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the first amended complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the FCC and the FCC has sought comments on the issues referred by the Court. The Company filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization (the “Plan of Reorganization”) of the Company’s predecessor and a number of its subsidiaries (collectively, the “GC Debtors”) which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, AT&T moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. The Company filed its response to the motion on March 6, 2006, requesting that the Court deny the motion. On May 31, 2006, the Court entered an order denying plaintiffs’ motion for reconsideration without prejudice. On April 15, 2008, plaintiffs moved to vacate the stay entered by the Court on the grounds of inaction by the FCC. The Company filed an opposition to the motion and plaintiffs filed a reply. The motion is presently pending before the Court.

Claim by the U.S. Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the U.S. Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Ltd., a former subsidiary of the Company (“PCL”) violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration (“NOAA”). The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. On November 7, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the Bankruptcy Court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $14. Negotiations with PCL to resolve the remaining issues are ongoing but no final resolution has been reached. An identical claim that had been filed in the bankruptcy proceedings of PCL was settled in principle in September 2005 and was subsequently approved by the court as part of the PCL plan of reorganization confirmed in an order dated November 10, 2005. The Company has commenced preliminary discussions with NOAA as to the impact that settlement has on the claim against the Company.

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

Foreign Income Tax Audit

A tax authority in South America issued a preliminary notice of findings based on an income tax audit for calendar years 2001 and 2002. The examiner’s initial findings took the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. An official assessment of $26, including potential interest and penalties, was issued in 2005. Due to accrued interest and foreign exchange effects the total exposure has increased to $50. The Company challenged the assessment and commenced litigation in September 2006 to resolve its dispute with the tax authority.

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber-optic cable, which was constructed, owned and operated by Pacific Crossing Limited, a former subsidiary of the Company (“PCL”). PCL asserts that the Company and Asia Global Crossing, another former subsidiary of the Company, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by the Company and Asia Global Crossing Limited on behalf of PCL. To the extent that PCL asserted the foregoing claims were prepetition claims, PCL has settled and released such claims against the Company.

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

The parties have agreed to a non-binding mediation of their competing administrative claims (including the Company’s claim filed against PCL in its separate bankruptcy case). The parties have completed one day of mediation and have exchanged certain documents in connection with the mediation, but have not yet concluded the mediation. The current court proceedings have been stayed until completion of mediation.

Impsat Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims in excess of $28 for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts and unpaid performance bonuses as a result of their separation from Impsat shortly after the acquisition of Impsat by the Company.

The Company has been in negotiations with the claimants over the amount of their claims and other issues arising out of their departure. In October 2007, a former director and officer commenced litigation seeking to recover damages from the Company for alleged separation benefits and compensation. In November 2007, a former officer served the Company a notice claiming damages. In March and June 2008, two additional former officers asserted claims for alleged unpaid separation benefits and compensation. The Company will be vigorously defending these claims.

Buenos Aires Antenna Tax Liability

The Government of the City of Buenos Aires (“GCBA”) established a tax applicable to private companies owning antennas with supporting structures, whether in service or not, in the amount set forth in the annual tariff law for the use of the public and private air space (the “Antenna Fees”).

Since September 2003, the GCBA has periodically notified Impsat of the Antenna Fees which aggregates approximately $57, including interest, and requested payment. Impsat has administratively disputed each of these notifications and in the administrative proceeding questioned the legality and constitutionality of the tax on various grounds, including that: (1) air rights belong to the owner of the underlying private property and GCBA’s charge for use of privately owned air rights is confiscatory and incompatible with the constitutional right of property; (2) Argentine federal telecommunications law exempts the use and occupation of public air space for the purposes of providing public telecommunications service from any charge; (3) the tax that GCBA is trying to impose is excessive and confiscatory; and (4) the GCBA has significantly overstated the number and height of the antennas owned by Impsat that are subject to the tax. Impsat continues to dispute the Antenna Fees and, to date, no summary collection action has been commenced by GCBA on the unpaid Antenna Fees.

In July 2008, Impsat filed an action in the Argentine Federal Courts in Buenos Aires seeking a declaration that the Antenna Fees are unconstitutional and illegal.

Brazilian Tax Claims

In October 2004, the Brazilian tax authorities issued two tax infraction notices against Impsat for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interests. The notice informed Impsat Brazil that the taxes were levied because a specific document (Declaração de Necessidade—”Statement of Necessity”) was not provided by Impsat Brazil at the time of importation, in breach of MERCOSUR rules. Oppositions were filed on behalf of Impsat Brazil arguing that the Argentine exporter (Corning Cable Systems Argentina S.A.) complied with the MERCOSUR rules and a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to the official compulsory review by the Federal Taxpayers Council. The administrative final decision is still pending.

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

JV 2 then filed a claim before the Administrative Court requesting the annulment of the termination and seeking a stay of the challenged administrative acts. After the legal term to respond to JV 2’s request had lapsed, JV 2 filed a motion to continue the proceedings in CONATEL’s absence. The Administrative Court denied the motion and accepted CONATEL’s late presentation, opening the proceeding’s evidentiary period. JV2 filed an appeal before the Supreme Court, which was rejected on August 31, 2007. JV2 filed a reinstatement and clarification motion against the Supreme Court’s resolution on September 5, 2007. The Supreme Court dismissed the reinstatement motion and remitted the proceedings back to the Administrative Court on February 4, 2008. The parties were instructed to file evidence in connection with deadlines set forth for the evidentiary period. On May 2, 2008, the Company timely filed its evidence before the Court.

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

The customer has filed several counterclaims against the Company alleging various breaches of contract for attempting improperly to terminate service, for improperly blocking international traffic, for violations of the Communications Act of 1934 and related tort-based claims. The Company notified the customer that the Company would be raising its rates and the Company subsequently filed a motion with the court seeking additional adequate assurance, or an order allowing the Company to terminate the customer’s service, based upon the rate change. The customer amended its counter claims to assert claims for breach of contract based upon the rate increase. The customer has not specified the amount of damages that it is seeking.

During court proceedings in January 2008, the Court suggested that the parties explore settlement possibilities. The customer has made one settlement demand of $15 which the Company did not accept. Further settlement negotiations have not achieved any success to date.

After the filing of motions and responses, the Court issued an opinion on these matters on July 3, 2008. The Court held that the agreement did not permit the Company to increase the rates in the manner it did and that the Company: (a) breached the sales contract in so doing; and (b) is therefore not entitled to additional adequate assurance. The Court did, however, permit the Company to amend its complaint to plead a rescission claim, which the Company filed on July 14, 2008. On August 12, 2008, the Court is expected to issue a schedule governing the case relating to the remaining liability issues and damages in the adversary proceeding. The Company is unable to determine the outcome of this case and the effect on our financial position or results of operations. The Company has appealed the Court order implementing that portion of the decision denying the Company’s request for additional adequate assurance.

Universal Service Notice of Apparent Liability

On April 9, 2008, the Federal Communications Commission (“FCC”) released a Notice of Apparent Liability for Forfeiture finding that subsidiaries of Global Crossing North America, Inc. apparently violated the Communications Act of 1934, as amended, and the FCC’s rules, by willfully and repeatedly failing to contribute fully and timely to the federal Universal Service Fund and the Telecommunications Relay Service Fund. The FCC alleges that, since emergence from bankruptcy, the Company has had a history of making its contributions to the funds late or, in certain months, making only partial contributions or not making any contributions. The FCC has proposed to assess a forfeiture of approximately $11. The Company believes that it has several defenses to the proposed forfeiture. The Company’s response to the notice was due May 9, 2008. The Company and the FCC are attempting to negotiate a resolution and the due date for the Company’s response has been held in abeyance.

12.	RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three and six months ended June 30, 2008, the Company provided approximately $0.0 and $0.1, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s indirect majority shareholder and parent company, Singapore Technologies Telemedia Pte. Ltd. (“ST Telemedia”). Further, during the three and six months ended June 30, 2008, the Company received approximately $1.5 and $2.9, respectively, of collocation services from an affiliate of ST Telemedia. During the three and six months ended June 30, 2007, the Company provided approximately $0.1 and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of ST Telemedia. Further, during the three and six months ended June 30, 2007, the Company received approximately $0.5 and $1.5, respectively, of collocation services from an affiliate of ST Telemedia. Additionally, during the three and six months ended June 30, 2008, the Company accrued dividends of $0.9 and $1.8, respectively, related to preferred stock held by affiliates of ST Telemedia. For the three and six months ended June 30, 2007, the Company accrued dividends of $0.9 and $1.8, respectively, related to preferred stock and interest of $10.1 and $18.6, respectively, related to debt held by affiliates of ST Telemedia.

At June 30, 2008 and December 31, 2007, the Company had approximately $16.9 and $15.0, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other deferred liabilities” in the accompanying condensed consolidated balance sheets.

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

The GCUK Segment operates primarily in the United Kingdom (“UK”) and provides managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the UK. GC Impsat operates primarily in the Latin America region and provides telecommunications services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents the operations of Global Crossing Limited and its subsidiaries excluding the GCUK Segment and the GC Impsat Segment and comprises operations primarily in North America, with smaller operations in Europe, Asia and Latin America, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunications services including data, IP and voice products. The services provided by the Company’s segments support a migration path to a fully converged IP environment.

During the second quarter of 2008, the Company transferred its legacy Brazilian subsidiary from the ROW Segment to the GC Impsat Segment. As the transfer was between entities under common control the Company has retroactively restated the GC Impsat Segment results to include the results of this Brazilian subsidiary and removed the Brazilian subsidiary’s results from the ROW Segment for all periods presented. For the three months ended March 31, 2008, the legacy Brazilian operation had revenues of $13. The Company anticipates transferring its Argentine and Chilean subsidiaries from the ROW Segment to the GC Impsat Segment during 2008 and 2009 in a continuing effort to streamline its operations.

The CODMs measure and evaluate the Company’s reportable segments based on Adjusted Cash EBITDA. Adjusted Cash EBITDA, as defined by the Company, is earnings before non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense), net, net gain on pre-confirmation contingencies, provision for income taxes and preferred stock dividends.

Management believes that Adjusted Cash EBITDA is an important part of the Company’s internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measure is especially important in a capital-intensive industry such as telecommunications. However, there may be important differences between the Company’s Adjusted Cash EBITDA measure and similar performance measures used by other companies. Additionally, this financial measure does not include certain significant items such as non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense) net, net gain on pre-confirmation contingencies, provision for income taxes and preferred stock dividends. Adjusted Cash EBITDA should not be considered a substitute for net income, operating income, operating cash flows or other measures of financial performance.

The following tables provide operating financial information for the Company’s three reportable segments and a reconciliation of segment results to consolidated results. Prior period amounts are revised to reflect the change in reportable segments as discussed above.

	Three months ended June 30,		Six months ended June 30,
	2008	2007 (as restated)	2008	2007 (as restated)
	(unaudited)		(unaudited)
Revenues from external customers
GCUK	$157	$141	$310	$285
GC Impsat	112	57	218	63
ROW	384	349	755	703

Total consolidated	$653	$547	$1,283	$1,051

Intersegment revenues
GCUK	$—	$—	$—	$—
GC Impsat	3	1	4	1
ROW	1	1	3	1

Total	$4	$2	$7	$2

Total segment operating revenues
GCUK	$157	$141	$310	$285
GC Impsat	115	58	222	64
ROW	385	350	758	704
Less: intersegment revenues	(4)	(2)	(7)	(2)

Total consolidated	$653	$547	$1,283	$1,051

	Three months ended June 30,		Six months ended June 30,
	2008	2007 (as restated)	2008	2007 (as restated)
	(unaudited)		(unaudited)
Adjusted Cash EBITDA
GCUK	$39	$30	$77	$64
GC Impsat	32	12	61	12
ROW	6	(34)	6	(76)

Total consolidated	$77	$8	$144	$—

A reconciliation of Adjusted Cash EBITDA to loss applicable to common shareholders follows:

	Three Months Ended June 30, 2008
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
Adjusted Cash EBITDA	$39	$32	$6	$—	$77
Non-cash stock compensation	(2)	(3)	(16)	—	(21)
Depreciation and amortization	(21)	(21)	(42)	—	(84)
Interest income	2	—	2	(2)	2
Interest expense	(18)	(10)	(19)	2	(45)
Other income (expense), net	1	4	3	—	8
Net gain on preconfirmation contingencies	—	—	4	—	4
Provision for income taxes	(1)	(11)	(17)	—	(29)
Preferred stock dividends	—	—	(1)	—	(1)

Loss applicable to common shareholders	$—	$(9)	$(80)	$—	$(89)

	Three Months Ended June 30, 2007 (as restated)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
Adjusted Cash EBITDA	$30	$12	$(34)	$—	$8
Non-cash stock compensation	(2)	—	(17)	—	(19)
Depreciation and amortization	(20)	(10)	(33)	—	(63)
Interest income	3	2	3	(2)	6
Interest expense	(18)	(6)	(25)	2	(47)
Other income (expense), net	3	(5)	26	—	24
Provision for income taxes	—	(2)	(7)	—	(9)
Preferred stock dividends	—	—	(1)	—	(1)

Loss applicable to common shareholders	$(4)	$(9)	$(88)	$—	$(101)

	Six Months Ended June 30, 2008
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
Adjusted Cash EBITDA	$77	$61	$6	$—	$144
Non-cash stock compensation	(5)	(6)	(32)	—	(43)
Depreciation and amortization	(43)	(39)	(78)	—	(160)
Interest income	4	1	5	(4)	6
Interest expense	(35)	(18)	(40)	4	(89)
Other income (expense), net	1	3	24	—	28
Net gain on preconfirmation contingencies	—	—	4	—	4
Provision for income taxes	(1)	(16)	(30)	—	(47)
Preferred stock dividends	—	—	(2)	—	(2)

Loss applicable to common shareholders	$(2)	$(14)	$(143)	$—	$(159)

	Six Months Ended June 30, 2007 (as restated)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
Adjusted Cash EBITDA	$64	$12	$(76)	$—	$—
Non-cash stock compensation	(4)	—	(30)	—	(34)
Depreciation and amortization	(38)	(10)	(65)	—	(113)
Interest income	5	3	8	(4)	12
Interest expense	(35)	(9)	(42)	4	(82)
Other income (expense), net	3	(7)	22	—	18
Provision for income taxes	(1)	(2)	(18)	—	(21)
Preferred stock dividends	—	—	(2)	—	(2)

Loss applicable to common shareholders	$(6)	$(13)	$(203)	$—	$(222)

	June 30, 2008	December 31, 2007 (as restated)
	(unaudited)
Total Assets
GCUK	$853	$847
GC Impsat	757	688
ROW	1,362	1,409

Total segments	2,972	2,944
Less: Intercompany loans and trade accounts	(316)	(277)

Total consolidated assets	$2,656	$2,667

	June 30, 2008	December 31, 2007
	(unaudited)
Unrestricted Cash
GCUK	$54	$47
GC Impsat	76	66
ROW	188	284

Total consolidated unrestricted cash	$318	$397

	June 30, 2008	December 31, 2007
	(unaudited)
Restricted Cash
GCUK	$—	$1
GC Impsat	30	23
ROW	29	29

Total consolidated restricted cash	$59	$53

Eliminations include intersegment eliminations and other reconciling items.

The Company accounts for intersegment sales of products and services and asset transfers at current market prices.

14.	FAIR VALUE MEASUREMENTS

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

The following table provides a summary of the fair values of significant assets and liabilities under SFAS No. 157:

		Fair Value Measurements at June 30, 2008 Using
Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash flow hedges	$2	$—	$2	$—

15.	INVESTMENTS

In May 2008, the Company participated in a debt auction held by the Venezuelan government to purchase $10 par value of U.S. dollar-denominated bonds in connection with the Company’s currency exchange risk mitigation efforts. The purchase price of the bonds was $11. The Company received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8, which resulted in an approximate 27% discount. The difference was recorded as a loss on the sale of investments and included in other income (expense), net in our condensed consolidated statement of operations.

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain certain “forward-looking statements,” as such term is defined in Section 21E of the Securities Exchange Act of 1934. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies or trends. Such forward-looking statements include, but are not limited to, statements regarding:

•

our services, including the development and deployment of data products and services based on Internet Protocol (“IP”) and other technologies strategies to expand our targeted customer base and broaden our sales channels and the opening and expansion of our data center and collocation services;

•	the operation and maintenance of our network, including with respect to the development of IP-based services and data center and collocation services;

•

our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures and anticipated levels of indebtedness and the ability to raise capital through financing activities, including capital leases and similar financings;

•

trends related to and management’s expectations regarding capital expenditures, results of operations, required capital expenditures, integration of acquired businesses, revenues from existing and new lines of business and sales channels, Adjusted Cash EBITDA, order volumes and cash flows, including but not limited to those statements set forth below in this Item 2; and

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

Risks Related to Liquidity and Financial Resources

•

We have incurred substantial operating losses since inception but expect to begin generating modest cash inflows during the second half of 2008. However, we may be unable to improve operating results and/or achieve positive cash flows in the future, which could prevent us from meeting our long term liquidity requirements.

•

If our cash flows do not improve, we would need to arrange financing facilities in order to continue as a going concern. We may be unable to arrange financing facilities on acceptable terms or at all. The liquidity crisis that began in 2007 and continues in 2008 as a result of the collapse of the subprime mortgage market has adversely impacted global credit markets and could make it more difficult for us to obtain debt financing.

•

Our cash flow expectations for the rest of 2008 are based in part on raising approximately $38 million of capital leases and other forms of equipment financing. Our ability to arrange such financings will depend on credit market conditions which have continued to tighten over the past year since the liquidity crisis that began in 2007 as a result of the collapse of the subprime mortgage market. This could prove more difficult given current adverse changes in the credit markets. If we are unable to arrange such financings, we may not be able to make all necessary or desirable capital and other expenditures to run and grow our business.

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

•

Periods of economic downturns or recessions may negatively impact us or our customers, including our customers’ ability to meet their payment obligations in a timely manner or at all and may also impact our ability to obtain future funding.

•

The sale of indefeasible rights of use (“IRUs”) and similar prepayments for services are an important source of cash flows for us, representing tens of million of dollars of cash in most quarters. If customers’ buying patterns were to change such that those traditionally buying IRUs were to switch to leasing capacity on monthly payment plans, our liquidity would be adversely affected. In addition, the large dollar amounts associated with IRU sales increase the volatility of our quarter-to-quarter cash flow results.

•

Cost of access represents our single largest expense and gives rise to material current liabilities. During 2007, certain telecommunications carriers from which we purchase access services demanded that we pay for access services on a timelier basis, which resulted in increased demands on our liquidity. If such demands were to continue to a greater degree than anticipated, we could be prevented from meeting our cash flow projections and our long term liquidity requirements.

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

Risks Related to our Operations

•

Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. It is possible that in some future quarters our results may be below analysts’ and investors’ expectations.

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

•

The operation, administration, maintenance and repair of our systems require significant expenses and are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design lives.

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

•

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that the Company, its employees and agents comply with the FCPA, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. In May 2007, we acquired Impsat, which was also subject to the FCPA prior to the acquisition. As described in “Additional Information Regarding Impsat” below, the facts developed in our review of certain payments made by Impsat employees to government officials and foreign government proceedings concerning Impsat personnel show that: first, although Impsat had policies in place prior to the May 9, 2007 acquisition relating to FCPA compliance and contracting with third-party agents, those policies were not implemented; second, Impsat’s documentation relating to third-party agents and certain government contracts was not sufficient; third, the corporate environment at Impsat did not reflect a sufficient focus by senior management on promotion of, and compliance by the Company with, these policies. As previously disclosed, we conducted a review of certain agents, government contracts, and potential unauthorized payments in Latin American countries. That review is now substantially complete. We have also brought these matters to the attention of government authorities in the U.S., including the Securities and Exchange Commission, which has commenced a preliminary inquiry into the matter. We are cooperating with that inquiry which may result in legal action. At this point we are unable to predict the duration, scope or result of that inquiry. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and results of operations. Furthermore, any remediation measures we take in response to such potential or alleged violations by Impsat or other acquired businesses of the FCPA or other anti-corruption laws, including any necessary changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, may adversely impact our business, financial condition and results of operations.

•

We are exposed to significant currency exchange rate risks and our net loss may suffer due to currency translations. In addition, certain Latin American economies have experienced shortages in foreign currency reserves and have adopted restrictions on the ability to expatriate local earnings and convert local currencies into U.S. dollars. For example, the official bolivares-U.S. dollar exchange rate in Venezuela attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is generally limited due to the current exchange control regime, which has become more restrictive over time, resulting in a buildup of excess cash in our Venezuelan subsidiaries and therefore increase our exchange rate and exchange control risks.

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

•

Our operations are subject to regulation in each of the countries in which we operate and require us to obtain and maintain a number of governmental licenses and permits. If we fail to comply with those regulatory requirements or to obtain and maintain those licenses and permits, including payment of related fees, if any, we may not be able to conduct our business. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

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

Other Risks

•	We are exposed to significant contingent liabilities, including those related to Impsat, that could result in material losses that we have not reserved against.

•	Our real estate restructuring reserve represents a material liability, the calculation of which involves significant estimation.

For a more detailed description of many of these risks and important additional risk factors, see Item 1A, “Business—Cautionary Factors That May Affect Future Results,” in our annual report on Form 10-K for the year ended December 31, 2007.

Executive Summary

Overview

We are a communications solutions provider, offering a suite of IP and legacy telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. We offer these services using a global IP-based network that directly connects approximately 390 cities in more than 30 countries and delivers services to more than 690 cities in more than 60 countries around the world. The vast majority of our revenues are generated from monthly services. We report our financial results based on three separate operating segments (i) Global Crossing (UK) Telecommunications Limited (“GCUK”) and its subsidiaries (collectively the “GCUK Segment”) which provide services to customers primarily based in the U.K.; (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”) which provide services to customers in Latin America; and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) which represents all our operations outside of the GCUK Segment and GC Impsat Segment and operates primarily in North America, with smaller operations in Europe, Latin America and Asia.

Second Quarter 2008 Highlights

Revenues from our enterprise, carrier data and indirect channels business grew by $114 million, or 26%, to $546 million in the second quarter of 2008 compared to $432 million in the same period in 2007. This increase was primarily the result of the inclusion of Impsat in our results since May 9, 2007 (which increased $54 million to $110 million from $56 million, a 96% increase from the prior year) and higher revenues at our GCUK and ROW Segments (which increased $60 million to $436 million from $376 million, a 16% increase from the prior year), driven by new customers and existing customer base growth in specific enterprise and carrier target markets.

During the three months ended June 30, 2008, we posted a net operating loss of $28 million and had a net decrease in cash and cash equivalents of $44 million. We expect to begin generating modest cash inflows during the second half of the year, reflecting the benefits of anticipated revenue growth, modest improvements in Adjusted Gross Margin percentage, and ongoing cost management efforts. This expectation is based in part on our ability to continue to finance a portion of our capital expenditure requirements and the receipt of cash from the sale of IRUs and prepaid services, as discussed below.

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

During the second quarter of 2008 we performed our annual impairment review of the goodwill acquired as part of the Impsat acquisition on May 9, 2007 in accordance with Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets.” The impairment review compared the fair value of the reporting units, using a discounted cash flow analysis, to their carrying values, including allocated goodwill. As the fair value of all reporting units exceeded the carrying values, including allocated goodwill, no impairment exists. Calculating future net cash flows expected to be generated by the reporting units involves significant assumptions, estimation and judgment. The estimation involves, but is not limited to, industry trends, including pricing, estimated long term revenue, revenue growth, operating expenses, capital expenditures, discount rates, and expected periods the assets will be utilized.

New Accounting Pronouncements

See Footnote 2, “Basis of Presentation” and Footnote 14, “Fair Value Measurements” to our unaudited condensed consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on our results of operations and financial position, where applicable.

Unaudited results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007:

Consolidated Results

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)

	2008	2007			2008	2007
		(in millions)				(in millions)
Revenue	$653	$547	$106	19%	$1,283	$1,051	$232	22%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(306)	(281)	25	9%	(605)	(565)	40	7%
Real estate, network and operations	(107)	(101)	6	6%	(211)	(189)	22	12%
Third party maintenance	(28)	(25)	3	12%	(55)	(49)	6	12%
Cost of equipment sales	(23)	(23)	—	NM	(46)	(48)	(2)	(4%)

Total cost of revenue	(464)	(430)			(917)	(851)

Selling, general and administrative	(133)	(128)	5	4%	(265)	(234)	31	13%
Depreciation and amortization	(84)	(63)	21	33%	(160)	(113)	47	42%

Total operating expenses	(681)	(621)			(1,342)	(1,198)

Operating loss	(28)	(74)			(59)	(147)

Other income (expense):
Interest income	2	6	(4)	(67%)	6	12	(6)	(50%)
Interest expense	(45)	(47)	(2)	(4%)	(89)	(82)	7	9%
Other income (expense), net	8	24	(16)	(67%)	28	18	10	56%

Loss before reorganization items and provision for income taxes	(63)	(91)			(114)	(199)
Net gain on preconfirmation contingencies	4	—	4	NM	4	—	4	NM

Loss before provision for income taxes	(59)	(91)			(110)	(199)
Provision for income taxes	(29)	(9)	20	222%	(47)	(21)	26	124%

Net loss	(88)	(100)			(157)	(220)
Preferred stock dividends	(1)	(1)	—	NM	(2)	(2)	—	NM

Loss applicable to common shareholders	$(89)	$(101)			$(159)	$(222)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue.

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)			2008	2007 (as restated)
		(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$154	$139	$15	11%	$304	$280	$24	9%
Carrier voice	3	2	1	50%	6	5	1	20%

	$157	$141	$16	11%	$310	$285	$25	9%

GC Impsat
Enterprise, carrier data and indirect channels	$110	$56	$54	96%	$214	$62	$152	245%
Carrier voice	2	1	1	100%	4	1	3	300%
Intersegment revenues	3	1	2	200%	4	1	3	300%

	$115	$58	$57	98%	$222	$64	$158	247%

ROW
Enterprise, carrier data and indirect channels	$282	$237	$45	19%	$545	$470	$75	16%
Carrier voice	101	111	(10)	(9%)	208	230	(22)	(10%)
Other	1	1	—	NM	2	3	(1)	(33%)
Intersegment revenues	1	1	—	NM	3	1	2	200%

	$385	$350	$35	10%	$758	$704	$54	8%

Intersegment eliminations	(4)	(2)	(2)	(100%)	(7)	(2)	(5)	(250%)

Consolidated revenues	$653	$547	$106	19%	$1,283	$1,051	$232	22%

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

During the second quarter of 2008, we transferred our Brazilian subsidiary from the ROW Segment to the GC Impsat Segment. As the transfer was between entities under common control we have retroactively restated the GC Impsat Segment results to include the results of the Brazilian subsidiary and removed the Brazilian subsidiary’s results from the ROW Segment for all periods presented. We anticipate transferring our Chilean and Argentine subsidiaries from the ROW Segment to the GC Impsat Segment during 2008 and 2009 in a continuing effort to streamline our operations.

Our consolidated revenues increased in the three and six months ended June 30, 2008 compared with the same periods in 2007 primarily as the result of higher revenues at our GCUK and ROW Segments, and the inclusion of Impsat in our results since May 9, 2007. Revenue growth reflected strong demand across all of our segments for broadband lease, enterprise voice services and IP VPN data products. This increase was partially offset by decreased carrier voice revenues primarily as a result of decreases in our average pricing for our U.S. domestic long distance voice services sales and a decrease in managed services at our ROW Segment primarily due to lower equipment sales. We expect our carrier voice business revenue to remain relatively flat going forward. In addition, our GCUK Segment revenues were negatively impacted by currency movements in the three months ended June 30, 2008 compared with the same period in 2007 and favorably impacted in the year-to-date comparison.

Average monthly estimated gross values for sales orders, excluding the GC Impsat Segment, were comparable in the three months ended June 30, 2008 and the three months ended June 30, 2007. This metric is used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired without taking into account effects of attrition or the replacement of existing services with new services or credits.

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

Cost of Access.

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)

	2008	2007 (as restated)			2008	2007 (as restated)
		(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$46	$40	$6	15%	$90	$80	$10	13%
Carrier voice	2	1	1	100%	4	4	—	NM

	$48	$41	$7	17%	$94	$84	$10	12%

GC Impsat
Enterprise, carrier data and indirect channels	$25	$13	$12	92%	$49	$15	$34	227%
Carrier voice	2	1	1	100%	4	1	3	300%
Intersegment cost of access	1	1	—	NM	3	1	2	200%

	$28	$15	$13	87%	$56	$17	$39	229%

ROW
Enterprise, carrier data and indirect channels	$141	$127	$14	11%	$276	$259	$17	7%
Carrier voice	90	99	(9)	(9%)	182	206	(24)	(12%)
Intersegment cost of access	2	—	2	NM	3	—	3	NM

	$233	$226	$7	3%	$461	$465	$(4)	(1%)

Intersegment eliminations	(3)	(1)	(2)	(200%)	(6)	(1)	(5)	NM

Consolidated cost of access	$306	$281	$25	9%	$605	$565	$40	7%

Cost of access increased in the three and six months ended June 30, 2008 compared with the same periods of 2007 primarily driven by increases in revenues and associated access charges in our GCUK, GC Impsat and ROW Segments enterprise, carrier data and indirect channels business. The increase in cost of access was moderated by: (i) our cost reduction initiatives to optimize the access network and effectively lower unit prices and (ii) lower carrier voice sales revenue in our ROW Segment. Included in our cost of access for the three and six months ended June 30, 2008 was $27 million and $53 million, respectively, related to Impsat (net of intersegment cost of access) while the cost of access for the three and six months ended June 30, 2007 included $14 million and $16 million, respectively, related to Impsat (net of intersegment cost of access).

Other Cost of Revenue.

The increase in real estate, network and operations in the three and six months ended June 30, 2008 compared with the same periods in 2007 were primarily due to increases of $10 million and $22 million, respectively, resulting from including Impsat in our results since May 9, 2007. In addition, real estate, network and operations in the three and six months ended June 30, 2008 compared with the same periods in 2007 was higher as a result of real estate costs of $3 million and $7 million, respectively, primarily driven by higher facilities rent and utilities expense. The higher facilities rent resulted primarily from our decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our European collocation business. The increases in real estate, network and operations in the three and six months ended June 30, 2008 compared with the same periods in 2007 were partially offset by decreases in salaries and benefits of $4 million and $5 million, respectively, primarily as a result of decreased headcount due to the May 10, 2007 restructuring plan. In addition, the increase in real estate, network and operations for the quarterly comparison period was further offset by a decrease in stock and cash compensation of $2 million primarily as a result of the retention and motivation awards granted to employees in the first quarter of 2007 which vested in part in September 2007 and in part in March 2008.

Third-party maintenance increased in the six months ended June 30, 2008 compared with the same period in 2007 primarily due to the inclusion of Impsat in our results since May 9, 2007.

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

The increase in SG&A in the three and six months ended June 30, 2008 compared with the same periods in 2007 were primarily due to increases of $16 million and $46 million, respectively, resulting from including Impsat in our results since May 9, 2007. These increases were partially offset by a decrease in restructuring charges of $9 million for both comparison periods resulting primarily from $12 million in restructuring charges due to the May 10, 2007 restructuring plan, partially offset by higher facilities restructuring expenses. In addition, the increase in SG&A for the year-to-date comparison period was further offset by a decrease in stock and cash compensation of $4 million primarily as a result of the retention and motivation awards granted to employees in the first quarter of 2007 which vested in part in September 2007 and in part in March 2008.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including leased assets, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in the three and six months ended June 30, 2008 compared with the same periods in 2007 primarily due to: (i) inclusion of Impsat’s results in our results since May 9, 2007; (ii) amortization of acquired intangible assets related to the Impsat acquisition; and (iii) an increased asset base as a result of fixed asset additions, including capital leases.

Interest Income. The decrease in interest income for the three and six months ended June 30, 2008 compared with the same periods in 2007 was the result of lower average cash balances and lower interest rates.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities, amortization of deferred finance costs and interest on late payments to vendors.

The decrease in interest expense for the three months ended June 30, 2008 compared with the same period in 2007 was primarily a result of decreased interest resulting from STT Crossing Ltd.’s conversion of our $250 million original principal amount of Mandatorily Convertible Notes into approximately 16.58 million shares of common stock on August 27, 2007. This decrease in interest expense was partially offset by increased interest expense from the $350 million Term Loan Agreement incurred by GCL during the second quarter of 2007 as well as increased interest paid on late payments to vendors.

The increase in interest expense for the six months ended June 30, 2008 compared with the same period in 2007 was primarily a result of increased interest expense from the $350 million Term Loan Agreement incurred by GCL during the second quarter of 2007 as well as increased interest related to capital leases, late payments to vendors and the amortization of deferred financing fees. This increased interest expense was partially offset by decreased interest expense resulting from STT Crossing Ltd.’s effective conversion noted above.

Other income (expense), net. Other income (expense), net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items.

Other income (expense), net decreased in the three months ended June 30, 2008 compared with the same period in 2007 primarily as a result of recording in the prior year period a $27 million non-cash, non-taxable gain from deemed settlement of pre-existing arrangements with Impsat on the date of acquisition, partially offset by expensing in the prior year period deferred financing fees of $2 million related to the Bank of America working capital facility. In addition, the decrease in other income (expense), net was further offset by recording foreign exchange gains in the current year period compared to foreign exchange losses in the same period of the prior year.

Other income (expense), net increased in the six months ended June 30, 2008 compared with the same period in 2007 primarily as a result of recording higher foreign exchange gains in the current year period as compared to the same period of the prior year as well as the expensing in the prior year period $10 million of deferred financing fees related to both: (i) the Bank of America working capital facility, which was retired during the second quarter of 2007; and (ii) the bridge loan which was terminated upon issuance of the GC Impsat Notes. This increase in other income (expense), net was partially offset by recording in the prior year period a $27 million non-cash, non-taxable gain from deemed settlement of pre-existing arrangements with Impsat on the date of acquisition.

Net gain on pre-confirmation contingencies. During the three and six months ended June 30, 2008, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from Chapter 11 proceedings. We accounted for these contingencies in accordance with AICPA Practice Bulletin 11—”Accounting for Preconfirmation Contingencies in Fresh Start Reporting” and recorded a net gain on the settlements and/or changes in estimated liabilities.

Provision for income taxes. Provision for income taxes increased primarily as a result of including Impsat in our results since May 9, 2007; increased taxable income in various jurisdictions due to growth in revenues; and foreign exchange effects in certain taxable jurisdictions. Provision for income taxes related to fresh start accounting for deferred tax benefits realized after the emergence from bankruptcy does not result in cash taxes. This non-cash tax provision was $9 million and $22 million, respectively, for the three and six months ended June 30, 2008, and $8 million and $18 million, respectively, for the three and six months ended June 30, 2007. During the three and six months ended June 30, 2008 we realized $3 million and $5 million, respectively, of tax benefits resulting from the reversal of valuation allowances for certain deferred tax assets acquired as part of the Impsat acquisition which have been recorded as a provision for income taxes and a reduction in goodwill in accordance with SFAS 109 (see Note 10, “Income Taxes”) to the accompanying unaudited condensed consolidated financial statements.

Segment Results

Our chief operating decision makers (“CODMs”) assess performance and allocate resources based on three separate operating segments which we operate and manage as strategic business units: (i) the GCUK Segment; (ii) the GC Impsat Segment; and (iii) the ROW Segment.

The GCUK Segment operates primarily in the UK and provides a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the UK. The GC Impsat Segment operates primarily in the Latin America region and provides telecommunication services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all our operations outside the GCUK and GC Impsat Segments and operates primarily in North America, with smaller operations in Europe, Latin America and Asia, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services, including data, IP and voice products. The services provided by all our segments support a migration path to a fully converged IP environment.

The CODMs measure and evaluate our reportable segments based on Adjusted Cash EBITDA. Adjusted Cash EBITDA, as defined by us, is earnings before non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense), net, net gain on pre-confirmation contingencies, provision for income taxes, and preferred stock dividends. We believe that Adjusted Cash EBITDA is an important part of our internal reporting and is a key measure used by us to evaluate our profitability and operating performance and to make resource allocation decisions. We believe such measure is especially important in a capital-intensive industry such as telecommunications.

However, there may be important differences between our Adjusted Cash EBITDA measure and similar performance measures used by other companies. Additionally, this financial measure does not include certain significant items such as non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense) net, net gain on pre-confirmation contingencies, provision for income taxes and preferred stock dividends. Adjusted Cash EBITDA should not be considered a substitute for net income, operating income, operating cash flows or other measures of financial performance.

During the second quarter of 2008, we transferred our legacy Brazilian subsidiary from the ROW Segment to the GC Impsat Segment. As the transfer was between entities under common control we have retroactively restated the GC Impsat Segment’s results to include the results of the Brazilian subsidiary and removed the Brazilian subsidiary’s results from the ROW Segment for all periods presented. For the three months ended March 31, 2008, the legacy Brazilian operation had revenues of $13 million. We anticipate transferring our Argentine and Chilean subsidiaries from the ROW Segment to the GC Impsat Segment during 2008 and 2009 in a continuing effort to streamline our operations.

GCUK Segment

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)

	2008	2007			2008	2007
		(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$154	$139	$15	11%	$304	$280	$24	9%
Carrier voice	3	2	1	50%	6	5	1	20%

	$157	$141	$16	11%	$310	$285	$25	9%

Revenues for our GCUK Segment increased in the three and six months ended June 30, 2008 compared with the same periods of 2007 primarily as a result of strong demand for broadband lease, enterprise voice services and IP VPN data products. In addition, included in the three and six months ended June 30, 2008 is approximately $3 million of revenue related to incremental billings as a result of a contract review of acquired Fibernet Group Plc customers. In addition, our GCUK Segment revenues were negatively impacted by currency movements in the three months ended June 30, 2008 compared with the same period in 2007 and favorably impacted in the year-to-date period comparison.

GCUK is seeing strong interest in our IP services and as a result continues to win new business. Many government agencies and enterprises are at or nearing the point when they will refresh their more traditional technologies and take advantage of converged IP services. However, the telecommunications market in the UK remains highly competitive and the combination of attrition by existing customers and pricing pressures both for new business and renewals of existing customers has caused revenues to increase moderately excluding the impact of foreign exchange impacts.

Two of GCUK’s principal customer relationships are with OGC buying solutions, with which GCUK has a framework contract for the provision of a managed telecom service, and with Camelot, the current holder of the license to operate the UK National Lottery. The managed telecom service contract was for an initial term of 10 years; this term was initially extended until the end of December 2008 and, in June 2007, was further extended until December 2011. Camelot’s current license to operate the National Lottery expires in January 2009. On August 31, 2007, Camelot entered into an enabling agreement with the National Lottery Commission which officially appoints Camelot as operator of the National Lottery for a 10 year period from February 2009. On October 9, 2007, Camelot announced its intention to replace its existing landline-based ISDN network supplied by GCUK with a broadband satellite communications network supplied by another service provider. Camelot has begun the migration of the network and expects to complete it by the time our contract is due to expire in January 2009. Although the precise impact on GCUK will depend on the details and timing of Camelot’s actual network transition, we expect that revenue from our relationship with Camelot will decline substantially in the fourth quarter of 2008 and the first quarter of 2009. Our revenue from sales to Camelot was $13 million and $26 million for the three and six months ended June 30, 2008, respectively, and $13 million and $25 million for the three and six months ended June 30, 2007, respectively.

Adjusted Cash EBITDA

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)

	2008	2007			2008	2007
		(in millions)				(in millions)
GCUK
Adjusted Cash EBITDA	$39	$30	$9	30%	$77	$64	$13	20%

Adjusted Cash EBITDA in this segment increased in the three months ended June 30, 2008 compared with the same period in 2007 primarily as a result of the increase in revenue driven by strong demand for our higher margin broadband lease, enterprise voice services and IP VPN data products in our enterprise, carrier data and indirect channels business, partially offset by unfavorable foreign exchange fluctuations described above. In addition, Adjusted Cash EBITDA in this segment increased due to lower employee-related expenses and by lower intercompany management fees (comprising costs charged under the corporate services and shared services agreement). The lower employee-related expenses were driven by a decrease in restructuring charges, as well as a decrease in salaries and benefits due to decreased headcount, resulting from the May 10, 2007 restructuring plan, partially offset by increased commissions paid to our sales employees resulting from revenue growth. This increase in Adjusted Cash EBITDA was partially offset by higher access charges resulting from additional usage volume, and higher costs of equipment sales. The higher cost of equipment sales was driven by increased equipment sales revenue.

Adjusted Cash EBITDA in this segment increased in the six months ended June 30, 2008 compared with the same period in 2007 primarily as a result of the same factors that impacted the quarterly comparison, except that the year-to-date improvement also benefited from positive foreign exchange fluctuations. In addition, the year-to-date improvement was offset by higher real estate costs primarily driven by higher facilities restructuring, facilities rent and utilities expense.

GC Impsat Segment

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)

	2008	2007 (as restated)			2008	2007 (as restated)
		(in millions)				(in millions)
GC Impsat
Enterprise, carrier data and indirect channels	$110	$56	$54	96%	$214	$62	$152	245%
Carrier voice	2	1	1	100%	4	1	3	300%
Intersegment revenues	3	1	2	200%	4	1	3	300%

	$115	$58	$57	98%	$222	$64	$158	247%

Prior to our acquisition of Impsat on May 9, 2007, our GC Impsat Segment had no revenue generating activities and consisted of a holding company that issued the GC Impsat Notes in anticipation of the acquisition of Impsat.

Revenues for our GC Impsat Segment increased in the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to the prior year periods including the results of the GC Impsat Segment only since May 9, 2007, the date of acquisition. GC Impsat Segment revenues reflect demand for broadband lease, managed services and IP VPN data products.

Adjusted Cash EBITDA

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)

	2008	2007 (as restated)			2008	2007 (as restated)
		(in millions)				(in millions)
GC Impsat
Adjusted Cash EBITDA	$32	$12	$20	167%	$61	$12	$49	NM

Adjusted Cash EBITDA for our GC Impsat Segment increased in the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to the prior year periods including the results of the GC Impsat Segment only since May 9, 2007, the date of acquisition.

ROW Segment

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)

	2008	2007 (as restated)			2008	2007 (as restated)
		(in millions)				(in millions)
ROW
Enterprise, carrier data and indirect channels	$282	$237	$45	19%	$545	$470	$75	16%
Carrier voice	101	111	(10)	(9%)	208	230	(22)	(10%)
Other	1	1	—	NM	2	3	(1)	(33%)
Intersegment revenues	1	1	—	NM	3	1	2	200%

	$385	$350	$35	10%	$758	$704	$54	8%

Revenues for our ROW Segment increased in the three and six months ended June 30, 2008 compared with the same periods in 2007 primarily as a result of strong demand for our higher margin broadband lease, enterprise voice services and IP VPN data products in our enterprise, carrier data and indirect channels business, partially offset by a decrease in managed services primarily due to lower equipment sales. This increase in enterprise, carrier data, and indirect sales channels revenue was partially offset by decreased lower margin carrier voice revenues as a result of decreases in our average pricing for our U.S. domestic long distance voice services. Our average pricing related to U.S. domestic long distance voice services declined in the three and six months ended June 30, 2008 compared with the same periods of 2007, while our sales volumes for our U.S. domestic long distance voice services increased in the three and six months ended June 30, 2008 compared with the same periods of 2007. We expect our carrier voice sales channel revenue to remain relatively flat going forward.

Adjusted Cash EBITDA

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)

	2008	2007 (as restated)			2008	2007 (as restated)
		(in millions)				(in millions)
ROW
Adjusted Cash EBITDA	$6	$(34)	$40	118%	$6	$(76)	$82	108%

Adjusted Cash EBITDA in this segment improved in the three months ended June 30, 2008 compared with the same period of 2007 primarily as a result of the increase in revenue in our enterprise, carrier data and indirect sales channels business, partially offset by higher access charges resulting primarily from additional usage volume related to this business and higher third-party maintenance. In addition, Adjusted Cash EBITDA in this segment increased due to lower employee-related expenses and lower cost of equipment sales. The lower employee-related expenses resulted from a decrease in cash compensation, salaries and benefits, and restructuring charges. The decrease in cash compensation was driven by the retention and motivation awards granted to employees in the first quarter of 2007 while the decrease in restructuring charges and salaries and benefits resulted from the restructuring charges and decreased headcount resulting from the May 10, 2007 restructuring plan. The lower cost of equipment sales was driven by decreased equipment sales revenue.

Adjusted Cash EBITDA in this segment improved in the six months ended June 30, 2008 compared with the same period of 2007 primarily as a result of the increase in revenue in our enterprise, carrier data and indirect sales channels business and lower access costs driven by lower carrier voice revenue and cost of access initiatives. In addition, Adjusted Cash EBITDA in this segment increased due to lower employee-related expenses and lower cost of equipment sales. The lower employee-related expenses were a result of a decrease in cash compensation, salaries and benefits, and restructuring charges. The decreased cash compensation was driven by the retention and motivation awards granted to employees in the first quarter of 2007 while the decrease in restructuring charges and salaries and benefits resulted from the restructuring charges and decreased headcount resulting from the May 10, 2007 restructuring plan. The lower cost of equipment sales was driven by decreased equipment sales revenue.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors (such as satisfactory resolution of contingent liabilities) that are beyond our control.

Based on our current level of operations and anticipated cost management and operating improvements, we believe our expected cash flow from operations, available cash and other sources of available financing, will be adequate to meet our future liquidity needs for at least the next twelve months.

There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Intra-quarter working capital variability and the timing of interest payments significantly impact our cash flows, such that our intra-quarter cash balances tend to drop to levels significantly lower than that prevailing at the end of a given quarter. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We monitor our capital structure on an ongoing basis and from time to time we consider financing and refinancing options to improve our capital structure and to enhance our financial flexibility. Our ability to enter into new financing arrangements is subject to restrictions in our outstanding debt instruments (as described below under “Indebtedness”) and to the rights of ST Telemedia under our outstanding preferred shares. At any given time we may pursue a variety of financing opportunities, and our decision to proceed with any financing will depend, among other things, on prevailing market conditions and available terms.

At June 30, 2008, our available liquidity consisted of $318 million of unrestricted cash and cash equivalents. At June 30, 2008, we also held $59 million in restricted cash and cash equivalents. This restricted cash and cash equivalents is primarily comprised of (i) cash collateral for letters of credit issued in favor of certain of our vendors; (ii) the debt service reserve fund for the GC Impsat Notes (which the Company anticipates will become unrestricted during the second half of 2008); and (iii) amounts escrowed for repayment of principal for our primary debt in Colombia due in December 2008.

During the six months ended June 30, 2008, we posted a net operating loss of $59 million and had a net decrease in cash and cash equivalents of $79 million. We expect to begin generating modest cash inflows during the second half of the year, reflecting the benefits of anticipated revenue growth, modest improvements in Adjusted Gross Margin percentage, and ongoing cost management efforts. This expectation is based in part on our ability to continue to finance a portion of our capital expenditure requirements and the receipt of cash from the sale of IRUs and prepaid services, as discussed below.

The amount of financing we expect to arrange for capital expenditures in the second half of 2008 is approximately $38 million as compared to the $27 million of financing we arranged in the first half of 2008. Our ability to arrange such financings will depend on credit market conditions which have continued to tighten over the past year since the liquidity crisis that began in 2007 as a result of the collapse of the subprime mortgage market. We may also elect to fund some or all of these amounts from cash on hand if available market terms are not satisfactory, and this would further reduce cash and cash equivalents relative to our expectations.

Our ability to generate positive cash flow during the second half of 2008 will also depend in part on the sale of IRUs and prepaid services, which individually involve large dollar amounts and are difficult to predict. During the three and six months ended June 30, 2008, we received $31 million and $62 million, respectively, in cash receipts from the sales of IRUs and prepaid services compared to $39 million and $60 million, respectively, in the same periods in 2007. We expect to realize similar levels of IRUs and prepaid services sales in the second half of the year due in part to continuing strong demand for high speed services from non-traditional carriers such as cable companies and content providers. We do not expect IRU and prepaid services sales in the second half of 2008 to reach the $114 million realized in the second half of 2007 (which included a $42 million payment from one customer related to the acceleration of maintenance services associated with previously sold IRUs). Sales of IRUs often involve large bandwidth requirements and could reduce network capacity otherwise available for other services (including higher margin services with recurring revenue streams) and may increase future capital expenditure requirements.

Beyond 2008, we expect our operating results to continue to improve as a result of the continued growth of our higher margin enterprise, carrier data and indirect channels business, including the economies of scale expected to result from such growth, and from ongoing cost reduction initiatives to optimize the access network and effectively lower unit prices. Over time, we expect these improvements to more than offset the increased interest expense resulting from the significant increase in our debt balance. Thus, in the long term we expect to generate positive cash flow from operating and investing activities.

As a result of recent financing activities, the vast majority of our long term debt matures after 2010. With regard to our major debt instruments, (i) the $144 million original principal amount of our 5% Convertible Notes matures in 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share); (ii) $332 million of our Term Loan Agreement is due at final maturity in 2012; (iii) the $513 million original principal amount of senior secured notes issued by Global Crossing Finance (UK) Plc (“the GCUK Notes”) matures in 2014; and (iv) the $225 million original principal amount of the GC Impsat Notes matures in 2017. We also have approximately $22 million of bonds issued by GC Impsat’s Colombian subsidiary which mature 50% in December 2008 and 50% in December 2010, which bonds we will consider refinancing. If cash on hand at the time any of these debt instruments mature is insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time. The liquidity crisis that began in 2007 as a result of the collapse of the subprime mortgage market has adversely impacted global credit markets and, if it continues, could make it more difficult for us to obtain debt financing.

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon intercompany transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world and are subject to legal and contractual restrictions affecting their ability to make intercompany funds transfers. Such legal restrictions include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the expatriation of funds that are particularly prevalent in Latin America. Contractual restrictions on intercompany funds transfers include limitations in our major debt instruments on the ability of our subsidiaries to make dividend and other payments on equity securities, as well as limitations on our subsidiaries’ ability to make intercompany loans or to upstream funds in any other manner. These contractual restrictions arise under our major debt instruments, each of which is generally limited in application to one of our segments (e.g., the restrictions in the Term Loan Agreement apply to the ROW Segment, the restrictions in the GCUK Notes indenture apply to the GCUK Segment, and the restrictions in the GC Impsat Notes indenture apply to the GC Impsat Segment). Thus, these contractual restrictions generally do not restrict intercompany funds transfers within a given segment, but rather significantly restrict intercompany funds transfers from one segment to another. Each such debt instrument includes exceptions which allow a limited amount of intercompany loans to entities in other segments, subject to certain restrictions.

At June 30, 2008, unrestricted cash and cash equivalents were $54 million, $76 million, and $188 million at our GCUK, GC Impsat and ROW Segments, respectively. Although operational constraints require us to maintain significant minimum cash balances in each of our segments, we believe that our segments’ unrestricted cash balances are sufficient to enable us to reach the point of generating recurring positive cash flow from operating, and investing activities.

The vast majority of our assets other than the assets of our GC Impsat Segment have been pledged to secure our indebtedness, and the GC Impsat Notes indenture contains an “equal and ratable” provision which generally requires GC Impsat to provide the holders of the GC Impsat Notes with an equal and ratable lien if GC Impsat pledges its assets to secure other indebtedness. A failure to comply with the covenants contained in any of our loan instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under a capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain debt instruments.

Indebtedness

At June 30, 2008, we had $1.45 billion of indebtedness outstanding (including short term debt, the current portion of long term debt and capital lease obligations), consisting of $515 million of GCUK Notes, $144 million of 5% Convertible Notes, $225 million of GC Impsat Notes, $346 million under the Term Loan Agreement, $47 million of other debt and $173 million of capital lease obligations.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our 2007 annual report on Form 10-K, for a description of the GCUK Notes, 5% Convertible Notes, GC Impsat Notes and Term Loan Agreement.

Financing Activities

During the six months ended June 30, 2008, we entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $2 million. These agreements have terms that range from 24 to 36 months and annual interest rates that generally range from 3.2% to 9.2%, with a weighted average effective interest rate of 7.4%. In addition, we also entered into various capital leasing arrangements that amounted to $25 million. These agreements have terms that range from 21 to 37 months and implicit interest rates that range from 4.4% to 11.6%, with a weighted average effective interest rate of 5.0%.

During the six months ended June 30, 2008, we entered into debt agreements and received approximately $7 million of cash proceeds. These agreements have terms that range from 12 to 60 months and annual interest rates that are variable based on a spread over the London Inter-bank Offered Rate.

Certain of our debt and capital lease agreements contain non-financial covenants which require specific tracking and reporting procedures for the physical location of the leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease agreements. At June 30, 2008, these non-financial covenants have not been met for debt and lease agreements representing $81 million of indebtedness. We have received a waiver for approximately $78 million of such non-compliance through January 1, 2009 assuming certain milestones are achieved. We have achieved all milestones, as required under the waiver, as of June 30, 2008, and expect to achieve the remaining milestones and become compliant prior to the deadline. The remaining balances of $3 million are classified as current liabilities at June 30, 2008.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2007 Annual Repurchase Offer, we made an offer for and purchased approximately $2 million principal amount of the GCUK Notes.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,		$ Increase/ (Decrease)
	2008	2007
		(in millions)
Net cash flows provided by (used in) operating activities	$40	$(116)	$156
Net cash flows used in investing activities	(93)	(201)	108
Net cash flows provided by (used in) financing activities	(30)	319	(349)
Effect of exchange rate changes on cash and cash equivalents	4	1	3

Net increase (decrease) in cash and cash equivalents	$(79)	$3	$(82)

Cash Flows from Operating Activities

Cash flows provided by operating activities increased in the six months ended June 30, 2008 compared with the same period in 2007 primarily due to cash collections on improved revenues in our higher margin enterprise, carrier data and indirect channels business. In addition, during the six months ended June 30, 2008 we received $62 million of cash receipts from the sale of IRUs and prepayment of services compared with $60 million during the six months ended June 30, 2007. As discussed above, we anticipate a similar level of receipts from the sale of IRUs and prepayments of services in the second half of 2008 as were generated in the first half of the year.

Cash Flows from Investing Activities

Cash flows used in investing activities decreased in the six months ended June 30, 2008 compared with the same period in 2007 primarily as a result of: (i) $47 million decrease in the change in restricted cash and cash equivalents primarily as a result of releasing the cash restricted for the GC Impsat Notes in 2007; (ii) $75 million payment for Impsat in 2007; (iii) $8 million increase in proceeds from marketable securities; and (iv) $4 million increase in proceeds from the sale of fixed assets. These factors were offset by: (i) $15 million increase in capital purchases not financed by capital leases, which is primarily due to capital purchases by the GC Impsat Segment and (ii) $11 million in purchases of marketable securities.

Cash Flows from Financing Activities

Cash flows provided by financing activities decreased in the six months ended June 30, 2008 compared with the same period in 2007 primarily as a result of: (i) $361 million less net cash inflow from financings after repayment of debt obligations (the 2007 period included $216 million of acquired Impsat debt repayment); (ii) $9 million of additional principal payments for capital lease obligations which are expected to grow over time; and (iii) $2 million less proceeds from the exercise of stock options. These factors were offset by a $23 million decrease in finance costs incurred.

Contractual Cash Commitments

During the six months ended June 30, 2008, we entered into an agreement to construct or upgrade our network that requires payment of $14 million over the next year.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of June 30, 2008 and December 31, 2007, our receivables related to our carrier sales channels represented approximately 42% and 43%, respectively, of our consolidated receivables. Also as of June 30, 2008 and December 31, 2007, our receivables due from various agencies of the U.K. Government together represented approximately 12% and 14%, respectively, of our consolidated receivables.

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

The Venezuelan government has fixed the bolívar’s value to the U.S. dollar at Bs. 2.15 = $1.00, which represents a value significantly greater than the bolívar’s prevailing value on the parallel market. As Venezuelan currency exchange control regulations do not permit us to exchange our cash and cash equivalents in local currency into U.S. dollars at the official rate without specific governmental authorizations, these regulations adversely affect our exchange rate risks for all dollar-denominated liabilities owed by our Venezuelan operating subsidiaries and our ability to receive dividends or other funds transfers from those subsidiaries. As of June 30, 2008, approximately $21 million (valued at the fixed exchange rate) of our cash and cash equivalents were held in Venezuelan bolivars.

In May 2008, we participated in a debt auction held by the Venezuelan government to purchase $10 million par value of U.S. dollar-denominated bonds in connection with our currency exchange risk mitigation efforts. The purchase price of the bonds was $11 million. We received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8 million, which resulted in an approximate 27% discount. The difference was recorded as a loss on the sale of investments and included in other income (expense), net in our condensed consolidated statement of operations.

Off-Balance Sheet Arrangements

As of June 30, 2008 we did not have any off-balance sheet arrangements outstanding.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2008.

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

After learning of these investigations, we conducted an internal review of certain agent relationships and government contracts and potential unauthorized payments in Latin American countries, and engaged outside counsel and accounting advisors to assist in the review. The review is now substantially complete. Additionally, in connection with a post-acquisition deployment of Global Crossing’s ethics policy that included employee certifications of compliance, we were informed by two Impsat employees that, in 2005 and 2006, Impsat made payments of approximately $19,000 to a government official to allow performance of construction work notwithstanding the fact that required permits were not obtained. Additional investigative work confirmed those payments and revealed certain additional, similar payments totalling $4,000, which began in 2004.

The facts developed in our review show that: first, although Impsat had policies in place prior to our May 9, 2007 acquisition relating to FCPA compliance and contracting with third-party agents, those policies were not implemented; second, Impsat’s documentation relating to third-party agents and certain government contracts was not sufficient; and third, the corporate environment at Impsat did not reflect a sufficient focus by senior management on the promotion of, and compliance by the Company with, these policies.

As previously disclosed, since the May 9, 2007 acquisition of Impsat, to enhance Global Crossing’s internal controls relating to the FCPA and other laws applicable to our business in Latin America, management has been in the process of implementing the following changes:

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

In addition, as previously disclosed, we undertook to develop and review other ways to enhance our controls over compliance with the FCPA and other laws applicable to our business and to educate our workforce further concerning the ethical business practices expected of all Global Crossing employees, and to promote a culture throughout our global operations that espouses the values embodied in our ethics policy, including compliance with law and regulation.

Changes in Internal Control over Financial Reporting

As a result of this process, we have implemented, or are in the process of implementing, a number of additional remedial measures, including, without limitation, the following:

•

We have appointed a Corporate Ethics Officer who is responsible for implementation of, and the establishment of procedures for compliance with, our Ethics Policy, our Anti-Corruption Policy and our remedial measures; the Corporate Ethics Officer is a member of senior management reporting to the CEO, and will regularly update the Audit Committee of the Board of Directors on his activities,

•	We have established an Ethics Oversight Team, comprised of members of senior management, to advise and support the Corporate Ethics Officer.

•

We are in the process of adopting a formal Anti-Corruption Policy consolidating in one place our existing policies relating to the FCPA and similar laws, and emphasizing the company’s commitment to anti-corruption compliance;

•	We are in the process of adopting a revised and enhanced corporate ethics policy; and

•	We are in the process of adopting and implementing various other new procedures, policies, and controls.

We are also reviewing the need for additional remedial measures, including any necessary changes or enhancements to our procedures, policies, and controls and/or potential disciplinary actions. Additionally, we continue to review the control environment in Latin America.

Except for the item noted above, there were no other material changes in our internal control over financial reporting during the second quarter of 2008.

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

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that the Company, its employees and agents comply with the FCPA, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. In May 2007, we acquired Impsat, which was also subject to the FCPA prior to the acquisition. As described in “Additional Information Regarding Impsat” above, the facts developed in our review of certain payments made by Impsat employees to government officials and foreign government proceedings concerning Impsat personnel show that: first, although Impsat had policies in place prior to the May 9, 2007 acquisition relating to FCPA compliance and contracting with third-party agents, those policies were not implemented; second, Impsat’s documentation relating to third-party agents and certain government contracts was not sufficient; third, the corporate environment at Impsat did not reflect a sufficient focus by senior management on promotion of, and compliance by the Company with, these policies. As previously disclosed, we conducted a review of certain agents, government contracts, and potential unauthorized payments in Latin American countries. That review is now substantially complete. As disclosed previously, we have brought these matters to the attention of government authorities in the U.S., including the Securities and Exchange Commission, which has commenced a preliminary inquiry into the matter. We are cooperating with that inquiry which may result in legal action. At this point we are unable to predict the duration, scope or result of that inquiry. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and results of operations. Furthermore, any remediation measures we take in response to such potential or alleged violations by Impsat or other acquired businesses of the FCPA or other anti-corruption laws, including any necessary changes or enhancements to our procedures, policies, and controls and potential personal changes and/or disciplinary actions, may adversely impact our business, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual General Meeting of Shareholders of the Company was held on June 24, 2008. Each of the proposals submitted for Shareholder approval at the Annual General Meeting was approved. The results of the voting were as follows:

Proposal Number and Description	Shares For	Shares Against (or Withheld)	Abstentions	Broker Non-Votes
1. Proposal to re-elect the following directors for terms expiring at the 2009 Annual General Meeting: • Charles Macaluso • Michael Rescoe	70,009,120 70,035,842	194,702 167,980	N/A N/A	N/A N/A
2. Proposal to appoint Ernst & Young LLP as independent auditors for the year ending December 31, 2008 and to authorize the Audit Committee to determine their remuneration.	70,102,022	94,251	7,549	N/A

Item 6.	Exhibits

Exhibits filed as part of this report are listed below.

10.1	Form of Restricted Stock Unit Agreement applicable to executive offers of Global Crossing Limited for grants made after January 1, 2008 (filed herewith).

10.2	Form of Performance Based Restricted Stock Unit Agreement applicable to executive officers of Global Crossing Limited for grants made after January 1, 2008 (filed herewith).

10.3	First Amendment to Employment Agreement, dated as of June 24, 2008, between John J. Legere and Global Crossing Limited (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 5, 2008 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JEAN F.H.P. MANDEVILLE
Jean F.H.P. Mandeville
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)