Form 10-Q
period 2008-09-30
GLOBAL CROSSING LTD
filed 2008-11-07
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 1, 2008 was 56,319,114.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$346	$397
Restricted cash and cash equivalents—current portion	21	18
Accounts receivable, net of allowances of $65 and $52	354	345
Prepaid costs and other current assets	134	121

Total current assets	855	881

Restricted cash and cash equivalents—long term	13	35
Property and equipment, net of accumulated depreciation of $836 and $664	1,397	1,467
Intangible assets, net (including goodwill of $169 and $158)	199	193
Other assets	78	91

Total assets	$2,542	$2,667

LIABILITIES:
Current liabilities:
Accounts payable	$309	$286
Accrued cost of access	109	107
Short term debt and current portion of long term debt	34	26
Accrued restructuring costs—current portion	16	17
Deferred revenue—current portion	157	164
Other current liabilities	418	395

Total current liabilities	1,043	995

Long term debt	1,208	1,249
Obligations under capital leases	102	123
Deferred revenue	301	262
Accrued restructuring costs	16	20
Other deferred liabilities	71	81

Total liabilities	2,741	2,730

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 56,310,390 and 54,552,045 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued to controlling shareholder and outstanding	2	2
Additional paid-in capital	1,388	1,307
Accumulated other comprehensive loss	(32)	(42)
Accumulated deficit	(1,558)	(1,331)

Total shareholders’ deficit	(199)	(63)

Total liabilities and shareholders’ deficit	$2,542	$2,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$667	$594	$1,950	$1,645
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(310)	(288)	(915)	(853)
Real estate, network and operations	(109)	(103)	(320)	(292)
Third party maintenance	(28)	(26)	(83)	(75)
Cost of equipment sales	(25)	(18)	(71)	(66)

Total cost of revenue	(472)	(435)	(1,389)	(1,286)
Selling, general and administrative	(125)	(98)	(390)	(332)
Depreciation and amortization	(84)	(73)	(244)	(186)

Total operating expenses	(681)	(606)	(2,023)	(1,804)

Operating loss	(14)	(12)	(73)	(159)
Other income (expense):
Interest income	2	5	8	17
Interest expense	(42)	(51)	(131)	(133)
Other income (expense), net	(25)	(16)	3	2

Loss before reorganization items and benefit (provision) for income taxes	(79)	(74)	(193)	(273)
Net gain on preconfirmation contingencies	5	2	9	2

Loss before benefit (provision) for income taxes	(74)	(72)	(184)	(271)
Benefit (provision) for income taxes	4	(16)	(43)	(37)

Net loss	(70)	(88)	(227)	(308)
Preferred stock dividends	(1)	(1)	(3)	(3)

Loss applicable to common shareholders	$(71)	$(89)	$(230)	$(311)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(1.26)	$(2.14)	$(4.14)	$(8.10)

Weighted average number of common shares	56,176,273	41,515,404	55,526,762	38,398,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net loss	$(227)	$(308)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of marketable securities	2	—
Gain on settlement of contracts due to Impsat acquisition	—	(27)
Non-cash inducement charge for conversion of debt	—	30
Non-cash income tax provision	24	31
Non-cash stock compensation expense	61	47
Depreciation and amortization	244	186
Provision for doubtful accounts	7	5
Amortization of prior period IRUs	(13)	(8)
Gain on preconfirmation contingencies	(9)	(2)
Change in long term deferred revenue	60	50
Change in operating working capital	(26)	(99)
Other	1	(14)

Net cash provided by (used in) operating activities	124	(109)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(143)	(154)
Purchases of marketable securities	(11)	—
Proceeds from sale of property and equipment	4	—
Proceeds from sale of marketable securities	12	4
Payment for Impsat, net of cash acquired	—	(76)
Change in restricted cash and cash equivalents	18	(56)

Net cash used in investing activities	(120)	(282)

Cash flows provided by (used in) financing activities:
Proceeds from long term debt	7	597
Repayment of capital lease obligations	(44)	(30)
Repayment of long term debt	(12)	(249)
Proceeds from exercise of stock options	1	4
Finance costs incurred	—	(24)

Net cash flows provided by (used in) financing activities	(48)	298

Effect of exchange rate changes on cash and cash equivalents	(7)	3

Net decrease in cash and cash equivalents	(51)	(90)
Cash and cash equivalents, beginning of period	397	459

Cash and cash equivalents, end of period	$346	$369

Non-cash investing and financing activities:
Capital lease and debt obligations incurred	$34	$59

Conversion of debt, accrued interest and accrued consent fees to equity	$—	$329

Accrued interest converted to convertible notes	$—	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

1.	BACKGROUND AND ORGANIZATION

Global Crossing Limited (“GCL”) and its subsidiaries (collectively, the “Company”) are a communications solutions provider, offering a suite of Internet Protocol (“IP”) and legacy telecommunications services in most major business centers in the world. The Company serves many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. The Company offers these services using a global IP-based network that directly connects approximately 400 cities in more than 45 countries and delivers services to more than 690 cities in more than 60 countries around the world. The vast majority of the Company’s revenue is generated from monthly services. The Company reports its financial results based on three separate operating segments: (i) Global Crossing (UK) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) (see Note 13).

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants and requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. SFAS No. 157 also expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”), which removed certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), from the scope of SFAS No. 157, and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities to January 1, 2009, amending SFAS No. 157 (“SFAS No. 157, as amended”). In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP No. 157-3”), which amended SFAS No. 157 to include an additional example illustrating the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted the effective provisions of SFAS No. 157, as amended, as of January 1, 2008 which did not have any impact on the Company’s consolidated position or results of operations (see Note 14). The Company’s evaluation of the impact of this standard is ongoing, and the Company has not yet determined the impact of the deferred portion of this standard on our financial position or results of operations.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”. Additionally, FSP APB No. 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 must be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB No. 14-1 will require us to bifurcate our convertible notes as discussed above. The Company is currently evaluating the impact to the Company’s financial statements.

3.	FINANCING ACTIVITIES

Financing Activities

During the nine months ended September 30, 2008, the Company entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $2. These agreements have terms that range from 24 to 49 months and annual interest rates that generally range from 3.2% to 11.0%, with a weighted average effective interest rate of 7.5%. In addition, the Company also entered into various capital leasing arrangements that amounted to $32. These agreements have terms that range from 21 to 55 months and implicit interest rates that range from 4.4% to 16.7%, with a weighted average effective interest rate of 6.8%.

During the nine months ended September 30, 2008, the Company entered into debt agreements and received approximately $7 of cash proceeds. These agreements have terms that range from 12 to 60 months and annual interest rates that are variable based on a spread over the London Inter-bank Offered Rate.

Certain of the Company’s debt and capital lease agreements contain non-financial covenants which require specific labeling, tracking and reporting procedures for the physical location of the leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease agreements. At September 30, 2008, these non-financial covenants have not been completely satisfied for certain debt and lease agreements representing $77 of indebtedness. The Company has received a waiver for approximately $75 of such non-compliance through January 1, 2009 assuming certain milestones are achieved. The Company has achieved all milestones, as required under the waiver, as of September 30, 2008, and expects to achieve the remaining milestones and become fully compliant prior to the deadline. The remaining balances of $2 are classified as current liabilities at September 30, 2008.

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

If the current year-to-date results were the results for the full year to December 31, 2008, the Company would be obligated to make an Annual Repurchase Offer of $11, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of such date, and the associated purchases are required to be completed within 150 days after year-end.

4.	RESTRUCTURING ACTIVITIES

2007 Restructuring Plans

During the second quarter of 2007, the Company implemented initiatives to generate operational savings which included organizational realignment and functional consolidation resulting in the involuntary separation of employees. As of September 30, 2008, all severance amounts have been paid under the plan. As of September 30, 2008 and December 31, 2007, the remaining liability related to these initiatives was $0 and $1, respectively, all related to the ROW Segment.

During 2007, the Company adopted a restructuring plan as a result of the Impsat acquisition (see Note 5) under which redundant Impsat employees were terminated. As a result, the Company recorded restructuring costs of $8 for severance and related benefits. The liability associated with this restructuring plan has been accounted for as part of the purchase price of Impsat. As of September 30, 2008 and December 31, 2007, the remaining liability of the restructuring reserve was $9 and $7, including $1 and $0 of accrued interest, respectively, all related to the GC Impsat Segment.

2006 Restructuring Plan

In 2006 the Company adopted a restructuring plan as a result of the Fibernet Group Plc (“Fibernet”) acquisition under which redundant Fibernet employees were terminated and certain Fibernet facility lease agreements were terminated or restructured. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. All amounts incurred for employee separations have been paid and it is anticipated that payment in respect of the restructuring activities for real estate consolidation will continue through 2017. As of September 30, 2008 and December 31, 2007, the remaining liability related to these initiatives was $1 and $3 all related to the GCUK Segment.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $126 as of September 30, 2008), offset by anticipated receipts from existing and future third-party subleases. As of September 30, 2008, anticipated third-party sublease receipts were $109, representing $53 from subleases already entered into and $56 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the nine months ended September 30, 2008:

Facility Closings
Balance at December 31, 2007	$26
Change in estimated liability	6
Deductions	(10)

Balance at September 30, 2008	$22

5.	ACQUISITIONS

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

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Impsat had occurred at January 1, 2007:

Nine months ended 9/30/2007
Revenue	$1,751
Net loss applicable to common shareholders	$(320)
Net loss applicable to common shareholders per share - basic and diluted	$(8.33)

Included in the pro forma consolidated results of operations for the three and nine months ended September 30, 2007 is a non-recurring charge of $30 representing the accelerated issuance of common stock to STT Crossing Ltd. on account of foregone interest through the original scheduled maturity date of the $250 original principal amount of mandatorily convertible notes due December 2008 (the “Mandatorily Convertible Notes”) as an inducement to convert the Mandatorily Convertible Notes, which is included in other income (expense), net in the accompanying condensed consolidated statements of operations. Also, included in the nine months ended September 30, 2007 are expenses of $2 related to the write-off of deferred financing fees in connection with the retirement of the Bank of America working capital facility. In addition, the pro forma consolidated results of operations for the nine months ended September 30, 2007 include non-recurring expenses of approximately $8 related to the write off of deferred financing fees for a bridge loan facility which was terminated upon issuance of the $225 of 9.875% senior notes due 2017 (the “GC Impsat Notes”); these expenses are included in other income (expense), net in the accompanying condensed consolidated statements of operations. Further, the pro forma consolidated results of operations for the nine months ended September 30, 2007 include a $27 gain recorded in accordance with Emerging Issues Task Force No. 04-1, “Accounting for Pre-Existing Relationships between the Parties to a Business Combination” which is included in other income (expense), net in the accompanying condensed consolidated statements of operations.

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

6.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$98	$71
Accrued payroll, bonus, commissions, and related benefits	48	46
Accrued professional fees	13	14
Accrued interest	27	27
Accrued real estate and related costs	18	20
Accrued capital expenditures	26	13
Current portion of capital lease obligations	55	54
Income taxes payable	19	16
Accrued third party maintenance costs	9	8
Customer deposits	34	45
Other	71	81

Total other current liabilities	$418	$395

7.	STOCK BASED COMPENSATION

The Company recognized $18 and $61, respectively, of non-cash stock based compensation expenses for the three and nine months ended September 30, 2008 and $13 and $47, respectively for the three and nine months ended September 30, 2007. These expenses are included in real estate, network and operations and selling, general and administrative in the condensed consolidated statements of operations. The stock based compensation expenses for each period reflect share-based awards outstanding during such period, including awards granted both prior to and during such period.

On January 2, 2008, the non-employee members of the Board of Directors and its Executive Committee were granted awards of 7,926 unrestricted shares of common stock, representing the first semi-annual installment of the one-half of the directors’ annual retainer fees that is payable in shares.

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

On July 1, 2008, the non-employee members of the Board of Directors and its Executive Committee were granted awards of 9,760 unrestricted shares of common stock, representing the second semi-annual installment of the one-half of the directors’ annual retainer fees that is payable in shares.

On July 14, 2008, an employee was granted an award totaling 2,049 unrestricted shares of common stock as part of a special quarterly bonus.

Annual Bonus Program

During the quarter ended March 31, 2008, the Board of Directors of the Company adopted the 2008 Annual Bonus Program (the “2008 Bonus Program”). The 2008 Bonus Program is an annual bonus applicable to substantially all non-sales employees of the Company, which is intended to retain such employees and to motivate them to achieve the Company’s financial and business goals. Each participant is provided a target award under the 2008 Bonus Program expressed as a percentage of base salary. Actual awards under the 2008 Bonus Program will be paid only if the Company achieves specified thresholds for earnings, net change in unrestricted cash and cash equivalents and/or customer satisfaction. The payout for each performance opportunity is calculated independently. Bonus payouts under the 2008 Bonus Program will be made in fully vested shares of common stock of the Company; provided that the Compensation Committee of the Board of Directors retains discretion to use cash rather than shares as the Committee deems fit. To the extent common shares are used for payment of bonus awards, such shares shall be valued based on the closing price on the NASDAQ National Market on the date financial results are certified by the Compensation Committee and the Board of Directors.

Sales Equity Program

During 2008, the Company adopted the Global Crossing Sales Equity Program (“Sales Equity Program”) for the Company’s sales, sales support and sales engineering employees excluding those in Latin America, Canada and Asia. This program allows management level employees to elect to receive 100% of their earned commissions in fully vested shares of common stock of GCL. Non-management employees can elect to receive 50% of their earned commissions in fully vested shares of common stock and the remaining 50% will be paid in cash. As an additional incentive for participating in the Sales Equity Program, the value of the portion to be paid in stock will be increased by 5%, which was subsequently increased to 7.5% effective June 1, 2008. During the three and nine months ended September 30, 2008, the Company recognized $5 and $11, respectively, of stock compensation expense related to this program.

8.	COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net loss	$(70)	$(88)	$(227)	$(308)
Foreign currency translation adjustment	(1)	(5)	4	(5)
Unrealized derivative gain (loss) on cash flow hedges	3	(1)	6	(1)

Comprehensive loss	$(68)	$(94)	$(217)	$(314)

9.	LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 and $3, respectively, for each of the three and nine months ended September 30, 2008 and 2007. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three and nine months ended September 30, 2008 and 2007, diluted loss per common share is the same as basic loss per common share.

For the three and nine months ended September 30, 2008, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 6,373,598 common shares issuable upon conversion of convertible debt securities, and 341,351 stock options and 1,236,183 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Plan. For the three and nine months ended September 30, 2007, potentially dilutive securities not included in diluted loss per common share include 18,000,000 shares of convertible preferred stock, 6,373,598 common shares issuable upon conversion of convertible debt securities, and 617,798 stock options and 1,394,291 common shares issuable upon vesting of restricted stock units issued under the 2003 Global Crossing Limited Stock Incentive Plan.

10.	INCOME TAXES

The Company’s benefit (provision) for income taxes for the three and nine months ended September 30, 2008 was $4 and ($43), respectively, of which $(2) and $(24), respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The tax benefit was primarily the result of foreign exchange movements which reduced income before taxes. For the three and nine months ended September 30, 2007 the Company’s provision for income taxes was $(16) and $(37), respectively, of which $(11) and $(29), respectively, was attributable to the tax on current earnings, which was offset by realized pre-emergence net deferred tax assets. The provision for income taxes may be offset by net operating losses that existed at the fresh start date, but had a full valuation allowance recorded against them. The reversal of the valuation allowance is recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital in accordance with Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganizations under the Bankruptcy Code.” This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows.

11.	CONTINGENCIES

From time to time, the Company is party to various legal proceedings in the ordinary course of business or otherwise. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies. The following is a description of the material legal proceedings involving the Company commenced or pending during the nine months ended September 30, 2008.

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

Claim by the U.S. Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the U.S. Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Ltd., a former subsidiary of the Company (“PCL”) violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration (“NOAA”). The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. On November 7, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the Bankruptcy Court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $14. An identical claim that had been filed in the bankruptcy proceedings of PCL was settled in principle in September 2005 and was subsequently approved by the court as part of the PCL plan of reorganization confirmed in an order dated November 10, 2005. The Company initiated preliminary discussions with the Commerce Department and its Justice Department attorneys as to the impact that settlement has on the claim against the Company. The Commerce Department continues to consider its position on the matter.

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

Impsat Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims in excess of $23 for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts and unpaid performance bonuses as a result of their separation from Impsat shortly after the acquisition of Impsat by the Company.

The Company has been in negotiations with the claimants over the amount of their claims and other issues arising out of their departure. In October 2007, a former director and officer commenced litigation seeking to recover damages from the Company for alleged separation benefits and compensation. In November 2007, a former officer served the Company a complaint claiming damages. In March and June 2008, two additional former officers asserted claims for alleged unpaid separation benefits and compensation. In July 2008, a former officer commenced formal judicial proceedings on his claim and the Company responded seeking dismissal of the claim based on lack of jurisdiction. Such defense was rejected by the court and the Company intends to appeal the decision. In October 2008, the Company settled one of the claims with a former officer. The Company will be vigorously defending these claims.

Buenos Aires Antenna Tax Liability

The Government of the City of Buenos Aires (“GCBA”) established a tax applicable to private companies owning antennas with supporting structures, whether in service or not, in the amount set forth in the annual tariff law for the use of the public and private air space (the “Antenna Fees”).

Since September 2003, the GCBA has periodically notified Impsat of the Antenna Fees which aggregates approximately $62, including interest, and requested payment. Impsat has administratively disputed each of these notifications and in the administrative proceeding questioned the legality and constitutionality of the tax on various grounds, including that: (1) air rights belong to the owner of the underlying private property and GCBA’s charge for use of privately owned air rights is confiscatory and incompatible with the constitutional right of property; (2) Argentine federal telecommunications law exempts the use and occupation of public air space for the purposes of providing public telecommunications service from any charge; (3) the tax that GCBA is trying to impose is excessive and confiscatory; and (4) the GCBA has significantly overstated the number and height of the antennas owned by Impsat that are subject to the tax. Impsat continues to dispute the Antenna Fees and, to date, no summary collection action has been commenced by GCBA on the unpaid Antenna Fees.

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

After the filing of motions and responses, the Court issued an opinion on these matters on July 3, 2008. The Court held that the agreement did not permit the Company to increase the rates in the manner it did and that the Company: (a) breached the sales contract in so doing; and (b) is therefore not entitled to additional adequate assurance. The Court did, however, permit the Company to amend its complaint to plead a rescission claim, which the Company filed on July 14, 2008. The Company also filed notices of appeal of these rulings with the United States District Court of the Southern District of New York, which the customer has moved to dismiss. In the meantime, the case is continuing in the bankruptcy court with respect to the remaining liability issues and damages in the adversary proceeding. The Court has scheduled a joint pre-trail order on January 22, 2009 and a final pre-trial conference on February 10, 2009. While the customer has alleged damages in amounts that would be material to the Company, we believe that we have valid defenses that limit the amount of these damages. However, we are unable to determine the outcome of this case and the effect on our financial position or results of operations. The Company has not established an accrual for this matter as the amount of the Company’s loss is not reasonably estimable.

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

Commercial and other relationships between the Company and ST Telemedia

During the three and nine months ended September 30, 2008, the Company provided approximately $0.1 and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s indirect majority shareholder and parent company, Singapore Technologies Telemedia Pte. Ltd. (“ST Telemedia”). Further, during the three and nine months ended September 30, 2008, the Company received approximately $1.4 and $4.3, respectively, of collocation services from an affiliate of ST Telemedia. During the three and nine months ended September 30, 2007, the Company provided approximately $0.0 and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of ST Telemedia. Further, during the three and nine months ended September 30, 2007, the Company received approximately $0.9 and $2.4, respectively, of collocation services from an affiliate of ST Telemedia. Additionally, during the three and nine months ended September 30, 2008, the Company accrued dividends of $0.9 and $2.7, respectively, related to preferred stock held by affiliates of ST Telemedia. For the three and nine months ended September 30, 2007, the Company accrued dividends of $0.9 and $2.7, respectively, related to preferred stock and interest of $7.4 and $26.0, respectively, related to debt held by affiliates of ST Telemedia.

At September 30, 2008 and December 31, 2007, the Company had approximately $18.0 and $15.0, respectively, due to ST Telemedia and its subsidiaries and affiliates, and no amounts due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other deferred liabilities” in the accompanying condensed consolidated balance sheets.

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

During the second quarter of 2008, the Company transferred its legacy Brazilian operations from the ROW Segment to the GC Impsat Segment. Also, during the third quarter of 2008, the Company transferred its legacy Chilean operations from the ROW Segment to the GC Impsat Segment. As these transfers were between entities under common control, the Company has retroactively restated the GC Impsat Segment results to include the results of the Brazilian and Chilean operations and removed the results of the Brazilian and Chilean operations from the ROW Segment for all applicable periods presented. The Company anticipates transferring its Argentine operations from the ROW Segment to the GC Impsat Segment during 2009 in a continuing effort to streamline its operations.

The CODMs measure and evaluate the Company’s reportable segments based on Adjusted Cash EBITDA. Adjusted Cash EBITDA, as defined by the Company, is earnings before non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense), net, net gain on pre-confirmation contingencies, benefit (provision) for income taxes and preferred stock dividends.

Management believes that Adjusted Cash EBITDA is an important part of the Company’s internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measure is especially important in a capital-intensive industry such as telecommunications. However, there may be important differences between the Company’s Adjusted Cash EBITDA measure and similar performance measures used by other companies. Additionally, this financial measure does not include certain significant items such as non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense) net, net gain on pre-confirmation contingencies, benefit (provision) for income taxes and preferred stock dividends. Adjusted Cash EBITDA should not be considered a substitute for net income, operating income, operating cash flows or other measures of financial performance. The following tables provide operating financial information for the Company’s three reportable segments and a reconciliation of segment results to consolidated results. Prior period amounts are revised to reflect the change in reportable segments as discussed above.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007 (as restated)	2008	2007 (as restated)
	(unaudited)		(unaudited)
Revenues from external customers
GCUK	$155	$144	$465	$429
GC Impsat	124	95	348	162
ROW	388	355	1,137	1,054

Total consolidated	$667	$594	$1,950	$1,645

Intersegment revenues
GCUK	$—	$—	$—	$—
GC Impsat	1	2	5	3
ROW	2	2	5	3

Total	$3	$4	$10	$6

Total segment operating revenues
GCUK	$155	$144	$465	$429
GC Impsat	125	97	353	165
ROW	390	357	1,142	1,057
Less: intersegment revenues	(3)	(4)	(10)	(6)

Total consolidated	$667	$594	$1,950	$1,645

	Three months ended September 30,		Nine months ended September 30,
	2008	2007 (as restated)	2008	2007 (as restated)
	(unaudited)		(unaudited)
Adjusted Cash EBITDA
GCUK	$39	$40	$116	$104
GC Impsat	42	26	106	40
ROW	7	8	10	(70)

Total consolidated	$88	$74	$232	$74

A reconciliation of Adjusted Cash EBITDA to loss applicable to common shareholders follows:

	Three Months Ended September 30, 2008
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
Adjusted Cash EBITDA	$39	$42	$7	$—	$88
Non-cash stock compensation	(2)	(2)	(14)	—	(18)
Depreciation and amortization	(22)	(20)	(42)	—	(84)
Interest income	2	1	—	(1)	2
Interest expense	(16)	(9)	(18)	1	(42)
Other income (expense), net	(17)	(9)	1	—	(25)
Net gain on preconfirmation contingencies	—	4	1	—	5
Benefit for income taxes	—	2	2	—	4
Preferred stock dividends	—	—	(1)	—	(1)

Income (loss) applicable to common shareholders	$(16)	$9	$(64)	$—	$(71)

	Three Months Ended September 30, 2007 (as restated)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
Adjusted Cash EBITDA	$40	$26	$8	$—	$74
Non-cash stock compensation	(1)	(1)	(11)	—	(13)
Depreciation and amortization	(24)	(14)	(35)	—	(73)
Interest income	2	1	4	(2)	5
Interest expense	(17)	(8)	(28)	2	(51)
Other income (expense), net	2	6	(24)	—	(16)
Net gain on preconfirmation contingencies	—	—	2	—	2
Provision for income taxes	(1)	(3)	(12)	—	(16)
Preferred stock dividends	—	—	(1)	—	(1)

Income (loss) applicable to common shareholders	$1	$7	$(97)	$—	$(89)

	Nine Months Ended September 30, 2008
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
Adjusted Cash EBITDA	$116	$106	$10	$—	$232
Non-cash stock compensation	(7)	(8)	(46)	—	(61)
Depreciation and amortization	(65)	(60)	(119)	—	(244)
Interest income	6	2	5	(5)	8
Interest expense	(51)	(27)	(58)	5	(131)
Other income (expense), net	(16)	(6)	25	—	3
Net gain on preconfirmation contingencies	—	4	5	—	9
Provision for income taxes	(1)	(15)	(27)	—	(43)
Preferred stock dividends	—	—	(3)	—	(3)

Loss applicable to common shareholders	$(18)	$(4)	$(208)	$—	$(230)

	Nine Months Ended September 30, 2007 (as restated)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
Adjusted Cash EBITDA	$104	$40	$(70)	$—	$74
Non-cash stock compensation	(5)	(1)	(41)	—	(47)
Depreciation and amortization	(62)	(25)	(99)	—	(186)
Interest income	7	4	12	(6)	17
Interest expense	(52)	(17)	(70)	6	(133)
Other income (expense), net	5	(1)	(2)	—	2
Net gain on preconfirmation contingencies	—	—	2	—	2
Provision for income taxes	(2)	(8)	(27)	—	(37)
Preferred stock dividends	—	—	(3)	—	(3)

Loss applicable to common shareholders	$(5)	$(8)	$(298)	$—	$(311)

	September 30, 2008	December 31, 2007 (as restated)
	(unaudited)
Total Assets
GCUK	$785	$847
GC Impsat	732	714
ROW	1,341	1,383

Total segments	2,858	2,944
Less: Intercompany loans and trade accounts	(316)	(277)

Total consolidated assets	$2,542	$2,667

	September 30, 2008	December 31, 2007 (as restated)
	(unaudited)
Unrestricted Cash
GCUK	$61	$47
GC Impsat	105	77
ROW	180	273

Total consolidated unrestricted cash	$346	$397

	September 30, 2008	December 31, 2007
	(unaudited)
Restricted Cash
GCUK	$—	$1
GC Impsat	10	23
ROW	24	29

Total consolidated restricted cash	$34	$53

Eliminations include intersegment eliminations and other reconciling items.

The Company accounts for intersegment sales of products and services and asset transfers at current market prices.

14.	FAIR VALUE MEASUREMENTS

The Company has only adopted the effective provisions of SFAS No. 157 and has deferred adoption of SFAS No. 157, as amended, applicable to non-financial assets and non-financial liabilities in accordance with FSP No. 157-2. The Company measures its derivative instruments, which include interest rate swaps and caps classified as cash flow hedges, at fair value on a recurring basis under a Level 2 input as defined by SFAS No. 157. The Company relies on mid-market pricing valuations prepared by its brokers to record derivative instruments at fair value. There was no impact, or change in the basis for which the fair value of these items is determined as a result of the adoption of SFAS No. 157.

The following table provides a summary of the fair values of significant financial assets and financial liabilities under SFAS No. 157:

		Fair Value Measurements at September 30, 2008 Using
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash flow hedges	$1	$—	$1	$—

15.	INVESTMENTS

In May 2008, the Company participated in a debt auction held by the Venezuelan government to purchase $10 par value of U.S. dollar-denominated bonds in connection with the Company’s currency exchange risk mitigation efforts. The purchase price of the bonds was $11. The Company received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8, which resulted in an approximate 27% discount. The difference was recorded as a loss on the sale of investments and included in other income (expense), net in our condensed consolidated statements of operations.

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

•

trends related to and management’s expectations regarding capital expenditures, results of operations, required capital expenditures, integration of acquired businesses, revenue from existing and new lines of business and sales channels, Adjusted Cash EBITDA, order volumes and cash flows, including but not limited to those statements set forth below in this Item 2; and

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

Risks Related to Liquidity and Financial Resources

•

We have incurred substantial operating losses since inception but generated modest cash inflows in the third quarter of 2008. However, we may be unable to improve operating results and/or achieve positive cash flows in the future, which could prevent us from meeting our long term liquidity requirements.

•

If our cash flows do not improve, we would need to arrange financing facilities in order to continue as a going concern. We may be unable to arrange financing facilities on acceptable terms or at all. The liquidity crisis that began in 2007 and continues in 2008 has adversely impacted global credit markets and our ability to obtain debt financing.

•

Our cash flow expectations are based in part on arranging significant capital leases and other forms of equipment financing. Our ability to arrange such financings will depend on credit market conditions, which have continued to tighten over the past year due to the ongoing crisis in global capital markets. If we are unable to arrange such financings, we may not be able to make all necessary or desirable capital and other expenditures to run and grow our business.

•

We believe that economies of scale will allow us to grow revenue while incurring incremental costs that are proportionately lower than those applicable to our existing business. If the increased costs required to support our revenue growth turn out to be greater than anticipated, we may be unable to improve our profitability and/or cash flows even if revenue growth goals are achieved. In addition, improvements in our cost structure in the short term may become more difficult as the amount of potential savings decreases due to the success of past savings initiatives.

•

Periods of economic downturns or recessions may negatively impact us or our customers, including our customers’ ability to meet their payment obligations in a timely manner or at all and may also impact our ability to obtain future funding.

•

The sale of indefeasible rights of use (“IRUs”) and similar prepayments for services are an important source of cash flows for us, representing tens of millions of dollars of cash in most quarters. If customers’ buying patterns were to change such that those traditionally buying IRUs were to switch to leasing capacity on monthly payment plans, our liquidity would be adversely affected. The large dollar amounts associated with IRU sales increase the volatility of our quarter-to-quarter cash flow results.

•

Cost of access represents our single largest expense and gives rise to material current liabilities. During 2007, certain telecommunications carriers from which we purchase access services demanded that we pay for access services on a more timely basis, which resulted in increased demands on our liquidity. If such demands were to continue to a greater degree than anticipated, we could be prevented from meeting our cash flow projections and our long term liquidity requirements.

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

•

We cannot predict our future tax liabilities with a great degree of certainty. If we become subject to increased levels of taxation or if tax contingencies are resolved adversely, our results of operations could be adversely affected.

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

•

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that the Company, its employees and agents comply with the FCPA, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. In May 2007, we acquired Impsat, which was also subject to the FCPA prior to the acquisition. As described in “Additional Information Regarding Impsat” below, the facts developed in our review of certain payments made by Impsat employees to government officials and foreign government proceedings concerning Impsat personnel show that: first, although Impsat had policies in place prior to the May 9, 2007 acquisition relating to FCPA compliance and contracting with third-party agents, those policies were not implemented; second, Impsat’s documentation relating to third-party agents and certain government contracts was not sufficient; third, the corporate environment at Impsat did not reflect a sufficient focus by senior management on promotion of, and compliance by the company with, these policies. As previously disclosed, we conducted a review of certain agents, government contracts, and potential unauthorized payments in Latin American countries. That review is now substantially complete. We also brought these matters to the attention of government authorities in the U.S., including the Securities and Exchange Commission, which has commenced a preliminary inquiry into the matter. We are cooperating with that inquiry which may result in legal action. At this point we are unable to predict the duration, scope or result of that inquiry. Failure to comply with the FCPA, other anti-corruption laws and other laws governing the conduct of business with government entities (including local laws) could lead to criminal and civil penalties and other remedial measures (including further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions), any of which could have an adverse impact on our business, financial condition, results of operations and liquidity. We could also be adversely affected by any investigation of any potential violations of such laws.

•

We are exposed to significant currency exchange rate risks and our net loss may suffer due to currency translations. Commencing in September 2008, the U.S. Dollar has appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. This appreciation adversely impacts consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar trades at the levels in effect at the end of the third quarter or continues to appreciate, future revenues, operating income and operating cash flows will be materially affected. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

•

Certain Latin American economies have experienced shortages in foreign currency reserves and have adopted restrictions on the ability to expatriate local earnings and convert local currencies into U.S. dollars. For example, the official bolivars-U.S. dollar exchange rate in Venezuela attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivars into foreign currencies is generally limited due to the current exchange control regime, which has become more restrictive over time, resulting in a buildup of excess cash in our Venezuelan subsidiaries and therefore increase our exchange rate and exchange control risks.

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

•

Other than ownership by ST Telemedia and its affiliates, which can-not exceed 66.25% without prior Federal Communications Commission (“FCC”) approval, federal law generally prohibits more than 25% of our capital stock from being owned by foreign persons.

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

Executive Summary

Overview

We are a communications solutions provider, offering a suite of IP and legacy telecommunications services in most major business centers in the world. We serve many of the world’s largest corporations and many other telecommunications carriers, providing a full range of managed data and voice products and services that support a migration path to a fully converged IP environment. We offer these services using a global IP-based network that directly connects approximately 400 cities in more than 45 countries and delivers services to more than 690 cities in more than 60 countries around the world. The vast majority of our revenue is generated from monthly services. We report our financial results based on three separate operating segments (i) Global Crossing (UK) Telecommunications Limited (“GCUK”) and its subsidiaries (collectively the “GCUK Segment”) which provide services to customers primarily based in the U.K.; (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”) which provide services to customers in Latin America; and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) which represents all our operations outside of the GCUK Segment and the GC Impsat Segment and operates primarily in North America, with smaller operations in Europe, Latin America and Asia.

Third Quarter 2008 Highlights

Revenues from our enterprise, carrier data and indirect channels business grew by $83 million, or 17%, to $560 million in the third quarter of 2008 compared to $477 million in the same period in 2007. This increase was the result of higher revenue in all of our segments driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets.

During the three months ended September 30, 2008, we posted a net operating loss of $14 million and had a net increase in cash and cash equivalents of $28 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on our knowledge of current events, our actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of our management, who continually evaluate the judgments, estimates and assumptions and may employ outside experts to assist in the evaluations.

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

During the second quarter of 2008 we performed our annual impairment review of the goodwill acquired as part of the Impsat acquisition on May 9, 2007 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The impairment review compared the fair value of the reporting units, using a discounted cash flow analysis, to their carrying values, including allocated goodwill. As the fair value of all reporting units exceeded the carrying values, including allocated goodwill, no impairment exists. Calculating future net cash flows expected to be generated by the reporting units involves significant assumptions, estimation and judgment. The estimation involves, but is not limited to, industry trends, including pricing, estimated long term revenue, revenue growth, operating expenses, capital expenditures, discount rates, and expected periods the assets will be utilized.

New Accounting Pronouncements

See Footnote 2, “Basis of Presentation” and Footnote 14, “Fair Value Measurements” to our unaudited condensed consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on our results of operations and financial position, where applicable.

Unaudited results of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007:

Consolidated Results

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007			2008	2007
		(in millions)				(in millions)
Revenue	$667	$594	$73	12%	$1,950	$1,645	$305	19%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(310)	(288)	22	8%	(915)	(853)	62	7%
Real estate, network and operations	(109)	(103)	6	6%	(320)	(292)	28	10%
Third party maintenance	(28)	(26)	2	8%	(83)	(75)	8	11%
Cost of equipment sales	(25)	(18)	7	39%	(71)	(66)	5	8%

Total cost of revenue	(472)	(435)			(1,389)	(1,286)
Selling, general and administrative	(125)	(98)	27	28%	(390)	(332)	58	17%
Depreciation and amortization	(84)	(73)	11	15%	(244)	(186)	58	31%

Total operating expenses	(681)	(606)			(2,023)	(1,804)

Operating loss	(14)	(12)			(73)	(159)
Other income (expense):
Interest income	2	5	(3)	(60%)	8	17	(9)	(53%)
Interest expense	(42)	(51)	(9)	(18%)	(131)	(133)	(2)	(2%)
Other income (expense), net	(25)	(16)	9	56%	3	2	1	50%

Loss before reorganization items and benefit (provision) for income taxes	(79)	(74)			(193)	(273)
Net gain on preconfirmation contingencies	5	2	3	150%	9	2	7	350%

Loss before benefit (provision) for income taxes	(74)	(72)			(184)	(271)
Benefit (provision) for income taxes	4	(16)	(20)	NM	(43)	(37)	6	16%

Net loss	(70)	(88)			(227)	(308)
Preferred stock dividends	(1)	(1)	—	NM	(3)	(3)	—	NM

Loss applicable to common shareholders	$(71)	$(89)			$(230)	$(311)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue.

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)			2008	2007 (as restated)
		(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$152	$141	$11	8%	$456	$421	$35	8%
Carrier voice	3	3	—	NM	9	8	1	13%

	$155	$144	$11	8%	$465	$429	$36	8%

GC Impsat
Enterprise, carrier data and indirect channels	$121	$93	$28	30%	$341	$159	$182	114%
Carrier voice	3	2	1	50%	7	3	4	133%
Intersegment revenues	1	2	(1)	(50%)	5	3	2	67%

	$125	$97	$28	29%	$353	$165	$188	114%

ROW
Enterprise, carrier data and indirect channels	$287	$243	$44	18%	$826	$710	$116	16%
Carrier voice	100	110	(10)	(9%)	308	340	(32)	(9%)
Other	1	2	(1)	(50%)	3	4	(1)	(25%)
Intersegment revenues	2	2	—	NM	5	3	2	67%

	$390	$357	$33	9%	$1,142	$1,057	$85	8%

Intersegment eliminations	(3)	(4)	1	25%	(10)	(6)	(4)	(67%)

Consolidated revenues	$667	$594	$73	12%	$1,950	$1,645	$305	19%

Our consolidated revenue is separated into two businesses based on our target markets and sales structure: (i) enterprise, carrier data and indirect channels and (ii) carrier voice.

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

During the second quarter of 2008, we transferred our legacy Brazilian operations from the ROW Segment to the GC Impsat Segment. Also, during the third quarter of 2008, we transferred our legacy Chilean operations from the ROW Segment to the GC Impsat Segment. As these transfers were between entities under common control, we have retroactively restated the GC Impsat Segment results to include the results of the Brazilian and Chilean operations and removed the results of the Brazilian and Chilean operations from the ROW Segment for all applicable periods presented. We anticipate transferring our Argentine operations from the ROW Segment to the GC Impsat Segment during 2009 in a continuing effort to streamline our operations.

Our consolidated revenue increased in the three months ended September 30, 2008 compared with the same period in 2007 as a result of higher revenue at all of our segments. Our consolidated revenue increased in the nine months ended September 30, 2008 compared with the same period in 2007, primarily as a result of higher revenue at our GCUK and ROW Segments, and the inclusion of Impsat in our results since May 9, 2007. Revenue growth reflected strong demand across all of our segments for broadband lease, enterprise voice services and IP VPN and other data products. In addition, ROW Segment revenue growth reflected strong demand for our conferencing services. These increases were partially offset by decreased carrier voice revenue primarily as a result of decreases in our average pricing for our U.S. domestic long distance voice services at our ROW Segment. We expect our carrier voice business revenue to remain relatively flat going forward. In addition, our GCUK Segment revenue was adversely impacted by currency movements in the three and nine months ended September 30, 2008 compared with the same periods in 2007.

The Company’s order levels, which are a key indicator of continuing strength in customer demand for our services, remained healthy during the three months ended September 30, 2008. Average monthly estimated gross values for sales orders increased 10% in the third quarter of 2008 compared to the same period of 2007. This metric is used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired, and they exclude the effects of attrition, the replacement of existing services with new services, and credits.

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

Cost of Access.

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)			2008	2007 (as restated)
		(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$45	$38	$7	18%	$135	$118	$17	14%
Carrier voice	3	2	1	50%	7	6	1	17%

	$48	$40	$8	20%	$142	$124	$18	15%

GC Impsat
Enterprise, carrier data and indirect channels	$24	$24	$—	NM	$74	$39	$35	90%
Carrier voice	2	1	1	100%	6	2	4	200%
Intersegment cost of access	2	2	—	NM	5	3	2	67%

	$28	$27	$1	4%	$85	$44	$41	93%

ROW
Enterprise, carrier data and indirect channels	$147	$126	$21	17%	$422	$385	$37	10%
Carrier voice	89	96	(7)	(7%)	271	302	(31)	(10%)
Other	—	1	(1)	(100%)	—	1	(1)	(100%)
Intersegment cost of access	1	2	(1)	(50%)	4	2	2	100%

	$237	$225	$12	5%	$697	$690	$7	1%

Intersegment eliminations	(3)	(4)	1	25%	(9)	(5)	(4)	(80%)

Consolidated cost of access	$310	$288	$22	8%	$915	$853	$62	7%

Cost of access increased in the three months ended September 30, 2008 compared with the same period of 2007, primarily driven by increases in revenue and associated access charges in the enterprise, carrier data and indirect channels business of our GCUK and ROW Segments. Cost of access increased in the nine months ended September 30, 2008 compared with the same period of 2007 primarily driven by increases in revenue and associated access charges in the enterprise, carrier data and indirect channels business of our GCUK and ROW Segments, as well as the inclusion of Impsat in our results since May 9, 2007. Included in our cost of access for the nine months ended September 30, 2008 and 2007 was $80 million and $41 million, respectively related to Impsat (net of intersegment cost of access). The increase in cost of access was moderated by: (i) our cost reduction initiatives to optimize access network costs and effectively lower unit prices and (ii) lower carrier voice sales revenue in our ROW Segment. In addition, our GCUK Segment cost of access was positively impacted by currency movements in the three and nine months ended September 30, 2008 compared with the same periods in 2007.

Other Cost of Revenue.

The increase in real estate, network and operations in the nine months ended September 30, 2008 compared with the same period in 2007 was primarily due to an increase of $24 million resulting from including Impsat in our results since May 9, 2007. In addition, real estate, network and operations in the three and nine months ended September 30, 2008, as compared with the same periods in 2007, was higher as a result of higher real estate costs of $6 million and $13 million, respectively, primarily driven by higher facilities rent and utilities expense. The higher facilities rent resulted primarily from our decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve into productive operating assets in connection with the establishment of our European collocation business. The increase in real estate, network and operations in the nine months ended September 30, 2008 compared with the same period in 2007 was partially offset by decreases in salaries and benefits of $6 million, primarily as a result of headcount reductions under the May 10, 2007 restructuring plan.

Third-party maintenance increased in the nine months ended September 30, 2008 compared with the same period in 2007, primarily due to the inclusion of Impsat in our results since May 9, 2007.

Cost of equipment sales increased in the three months ended September 30, 2008 compared with the same period in 2007, primarily due to increased sales at our GCUK and GC Impsat Segments, partially offset by decreased equipment sales at our ROW Segment.

Cost of equipment sales increased in the nine months ended September 30, 2008 compared with the same period in 2007, primarily due to including Impsat in our results since May 9, 2007. In addition, increased cost of equipment sales at our GCUK Segment were mostly offset by decreased equipment sales at our ROW Segment.

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

The increase in SG&A in the three months ended September 30, 2008 compared with the same period in 2007 was primarily due to higher restructuring expenses of $12 million and higher salaries and benefits of $10 million. The higher restructuring expenses were driven by a release of restructuring reserves during the third quarter of 2007 due to the settlement and termination of existing real estate lease agreements for technical facilities, while the higher salaries and benefits were primarily driven by increased sales force headcount and commission compensation.

The increase in SG&A in the nine months ended September 30, 2008 compared with the same period in 2007 was primarily due to an increase of $53 million resulting from including Impsat in our results since May 9, 2007. In addition, the increase in SG&A resulted from higher facilities restructuring expenses of $13 million, primarily driven by a release of restructuring reserves during the third quarter of 2007 due to the settlement and termination of existing real estate lease agreements for technical facilities. This increase in SG&A was partially offset by lower severance-related restructuring charges of $10 million, primarily driven by restructuring charges recorded in 2007 due to the May 10, 2007 restructuring plan.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including leased assets, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in the three and nine months ended September 30, 2008 compared with the same periods in 2007 primarily due to: (i) amortization of acquired intangible assets related to the Impsat acquisition; and (ii) an increased asset base as a result of fixed asset additions, including capital leases. In addition, depreciation and amortization increased in the nine months ended September 30, 2008 compared with the same period in 2007 due to the inclusion of Impsat’s results in our results since May 9, 2007.

Interest income. The decrease in interest income for the three and nine months ended September 30, 2008 compared with the same periods in 2007 was the result of lower average cash balances and lower interest rates.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities, amortization of deferred finance costs and interest on late payments to vendors.

The decrease in interest expense for the three and nine months ended September 30, 2008 compared with the same periods in 2007 was primarily a result of decreased interest resulting from STT Crossing Ltd.’s effective conversion of its $250 million original principal amount of Mandatorily Convertible Notes into approximately 16.58 million shares of common stock on August 27, 2007. The decrease in interest expense for the nine months ended September 30, 2008 compared with the same period in 2007 as described above was mostly offset by including for a full period interest on the $350 million term loan incurred by GCL during the second quarter of 2007 and the GC Impsat Notes issued by GC Impsat on February 14, 2007, as well as increased interest related to capital leases, late payment to vendors and other miscellaneous debt.

Other income (expense), net. Other income (expense), net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items.

Other expense, net, increased in the three months ended September 30, 2008, as compared with the same period of the prior year, primarily as a result of recording foreign exchange losses in the current year period compared to foreign exchange gains in the same period of the prior year. The increase in other expense, net, was partially offset by expensing in the prior year period a $30 million inducement fee related to the early conversion of STT debt to equity.

Other income, net increased in the nine months ended September 30, 2008 compared with the same period in 2007 primarily as a result of expensing in the prior year period a $30 million inducement fee related to the early conversion of STT debt to equity, as well as expensing in the prior year period $10 million of deferred financing fees related to both: (i) the Bank of America working capital facility, which was retired during the second quarter of 2007; and (ii) the bridge loan which was terminated upon issuance of the GC Impsat Notes. This increase in other income, net, was partially offset by recording in the prior year period a $27 million non-cash, non-taxable gain from deemed settlement of pre-existing arrangements with Impsat on the date of acquisition. The increase in other income, net was further offset by recording lower foreign exchange gains in the current year period compared with the same period in 2007.

Net gain on pre-confirmation contingencies. During the three and nine months ended September 30, 2008, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from Chapter 11 proceedings. We accounted for these contingencies in accordance with AICPA Practice Bulletin 11—“Accounting for Preconfirmation Contingencies in Fresh Start Reporting” and recorded a net gain on the settlements and/or changes in estimated liabilities.

Benefit (provision) for income taxes. Provision for income taxes decreased in the three months ended September 30, 2008, as compared with the same period of the prior year, primarily due to foreign exchange movements which reduced income before taxes in certain taxable jurisdictions.

The increase in the provision for income taxes for the nine months ended September 30, 2008 compared with the same period in 2007 was a result of including Impsat in our results since May 9, 2007 and increased taxable income in various jurisdictions due to growth in revenue, partially offset by foreign exchange effects in certain taxable jurisdictions. Provision for income taxes related to fresh start accounting for deferred tax benefits realized after our emergence from bankruptcy does not result in cash taxes. This non-cash tax provision was $(2) million and $(24) million, respectively, for the three and nine months ended September 30, 2008, and $(11) million and $(29) million, respectively, for the three and nine months ended September 30, 2007.

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

The CODMs measure and evaluate our reportable segments based on Adjusted Cash EBITDA. Adjusted Cash EBITDA, as defined by us, is earnings before non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense), net, net gain on pre-confirmation contingencies, benefit (provision) for income taxes, and preferred stock dividends. We believe that Adjusted Cash EBITDA is an important part of our internal reporting and is a key measure used by us to evaluate our profitability and operating performance and to make resource allocation decisions. We believe such measure is especially important in a capital-intensive industry such as telecommunications.

However, there may be important differences between our Adjusted Cash EBITDA measure and similar performance measures used by other companies. Additionally, this financial measure does not include certain significant items such as non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense) net, net gain on pre-confirmation contingencies, benefit (provision) for income taxes and preferred stock dividends. Adjusted Cash EBITDA should not be considered a substitute for net income, operating income, operating cash flows or other measures of financial performance.

During the second quarter of 2008, we transferred our legacy Brazilian operations from the ROW Segment to the GC Impsat Segment. Also, during the third quarter of 2008, we transferred our legacy Chilean operations from the ROW Segment to the GC Impsat Segment. As these transfers were between entities under common control, we have retroactively restated the GC Impsat Segment results to include the results of the Brazilian and Chilean operations and removed the results of the Brazilian and Chilean operations from the ROW Segment for all applicable periods presented. We anticipate transferring our Argentine operations from the ROW Segment to the GC Impsat Segment 2009 in a continuing effort to streamline our operations.

GCUK Segment

Revenue

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007			2008	2007
		(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect channels	$152	$141	$11	8%	$456	$421	$35	8%
Carrier voice	3	3	—	NM	9	8	1	13%

	$155	$144	$11	8%	$465	$429	$36	8%

Revenue for our GCUK Segment increased in the three and nine months ended September 30, 2008 compared with the same periods of 2007 primarily as a result of strong demand for broadband lease, enterprise voice services and IP VPN data products. In addition, included in the nine months ended September 30, 2008 is approximately $3 million of revenue related to incremental billings as a result of a contract review of acquired Fibernet Group Plc customers. Our GCUK Segment revenue was adversely impacted by currency movements in the three and nine months ended September 30, 2008 compared with the same periods in 2007. Despite current economic conditions, GCUK continues to see strong interest in our IP services and as a result continues to win new business. Many government agencies and enterprises continue to refresh their more traditional technologies and take advantage of converged IP services. However, the telecommunications market in the UK remains highly competitive. One of GCUK’s principal customer relationships is with Camelot, the current holder of the license to operate the UK National Lottery. Camelot’s current license to operate the National Lottery expires in January 2009. On August 31, 2007, Camelot entered into an enabling agreement with the National Lottery Commission which officially appoints Camelot as operator of the National Lottery for a 10 year period from February 2009. On October 9, 2007, Camelot announced its intention to replace its existing landline-based ISDN network, supplied by GCUK, with a broadband satellite communications network to be supplied by another service provider. Camelot has begun the migration of the network and expects to complete it by the time our contract is due to expire in January 2009. Although the precise impact on GCUK will depend on the details and timing of Camelot’s actual network transition, we expect that revenue from our relationship with Camelot will decline substantially in the fourth quarter of 2008 and the first quarter of 2009. Our revenue from sales to Camelot was $13 million and $39 million for each of the three and nine months ended September 30, 2008 and 2007, respectively.

Adjusted Cash EBITDA

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007			2008	2007
		(in millions)				(in millions)
GCUK
Adjusted Cash EBITDA	$39	$40	$(1)	(3%)	$116	$104	$12	12%

Adjusted Cash EBITDA in this segment increased in the nine months ended September 30, 2008 compared with the same period in 2007 primarily as a result of the increase in revenue driven by strong demand for our higher margin broadband lease, enterprise voice services and IP VPN data products in our enterprise, carrier data and indirect channels business, partially offset by adverse foreign exchange movements. This increase in Adjusted Cash EBITDA was partially offset by higher access charges resulting from additional usage volume and higher costs of equipment sales.

GC Impsat Segment

Revenue

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)			2008	2007 (as restated)
		(in millions)				(in millions)
GC Impsat
Enterprise, carrier data and indirect channels	$121	$93	$28	30%	$341	$159	$182	114%
Carrier voice	3	2	1	50%	7	3	4	133%
Intersegment revenues	1	2	(1)	(50%)	5	3	2	67%

	$125	$97	$28	29%	$353	$165	$188	114%

Prior to our acquisition of Impsat on May 9, 2007, our GC Impsat Segment had no revenue-generating activities and consisted of a holding company that issued the GC Impsat Notes in anticipation of the acquisition of Impsat.

Revenue for our GC Impsat Segment increased in the three months ended September 30, 2008 compared to the same period in 2007 primarily due to strong demand for managed services and IP VPN data products.

Revenue for our GC Impsat Segment increased in the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to the prior year period including the results of the GC Impsat Segment only since May 9, 2007, the date of acquisition. The increase in GC Impsat Segment revenue also reflected a strong demand for broadband lease, managed services and IP VPN data products.

Adjusted Cash EBITDA

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)			2008	2007 (as restated)
		(in millions)				(in millions)
GC Impsat
Adjusted Cash EBITDA	$42	$26	$16	62%	$106	$40	$66	165%

Adjusted Cash EBITDA for our GC Impsat Segment increased in the three months ended September 30, 2008 compared to the same period in 2007 as a result of the increase in revenue driven by strong demand for our higher margin managed services and IP VPN data products in our enterprise, carrier data and indirect channels business, partially offset by higher employee-related expenses. The higher employee-related expenses were driven by an increase in salaries and benefits primarily due to increased headcount and inflation-related salary adjustments.

Adjusted Cash EBITDA for our GC Impsat Segment increased in the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to the prior year period including the results of the GC Impsat Segment only since May 9, 2007, the date of acquisition.

ROW Segment

Revenue

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)			2008	2007 (as restated)
	(in millions)				(in millions)
ROW
Enterprise, carrier data and indirect channels	$287	$243	$44	18%	$826	$710	$116	16%
Carrier voice	100	110	(10)	(9%)	308	340	(32)	(9%)
Other	1	2	(1)	(50%)	3	4	(1)	(25%)
Intersegment revenues	2	2	—	NM	5	3	2	67%

	$390	$357	$33	9%	$1,142	$1,057	$85	8%

Revenue for our ROW Segment increased in the three and nine months ended September 30, 2008 compared with the same periods in 2007 primarily as a result of strong demand for our higher margin broadband lease, enterprise voice services, conferencing and IP VPN data products in our enterprise, carrier data and indirect channels business, partially offset by a decrease in managed services primarily due to lower demand for equipment sales. This increase in enterprise, carrier data, and indirect sales channels revenue was partially offset by decreased carrier voice revenue as a result of decreases in our average pricing for our U.S. domestic long distance voice services. Our average pricing related to U.S. domestic long distance voice services declined in the three and nine months ended September 30, 2008 compared with the same periods of 2007, while our sales volumes for our U.S. domestic long distance voice services increased in the three and nine months ended September 30, 2008 compared with the same periods of 2007. We expect our carrier voice sales channel revenue to remain relatively flat going forward.

Adjusted Cash EBITDA

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)			2008	2007 (as restated)
	(in millions)				(in millions)
ROW
Adjusted Cash EBITDA	$7	$8	$(1)	(13%)	$10	$(70)	$80	114%

Adjusted Cash EBITDA in this segment improved in the nine months ended September 30, 2008 compared with the same period of 2007 primarily as a result of the increase in revenue in our enterprise, carrier data and indirect sales channels business and lower employee-related expenses and lower costs associated with equipment sales. The lower employee-related expenses were a result of the 2007 severance-related restructuring charge arising from the May 10, 2007 restructuring plan, which was not repeated in 2008, and the resulting lower headcount driving reduced salaries and benefits in the comparable 2008 period. The lower cost of equipment was driven by decreased equipment sales revenue. This improvement in Adjusted Cash EBITDA was partially offset by higher access costs, higher facilities rent, higher facilities restructuring expenses and higher third party maintenance. The higher access costs were driven by higher enterprise, carrier data and indirect sales channels business revenue. The higher facilities restructuring expenses in 2008 were driven by the release of restructuring reserves during 2007 due to the settlement and termination of existing real estate lease agreements for technical facilities. The higher facilities rent resulted primarily from our decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our European collocation business. Third party maintenance increased as a result of expanded network coverage and fiber/cable relocation and repairs.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors (such as satisfactory resolution of contingent liabilities) that are beyond our control.

Based on our current level of operations and anticipated cost management and operating improvements, we believe our expected cash flow from operations, available cash and other sources of available financing, will be adequate to meet our future liquidity needs for at least the next twelve months.

There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Intra-quarter working capital variability and the timing of interest payments significantly impact our cash flows, such that our intra-quarter cash balances tend to drop to levels significantly lower than that prevailing at the end of a given quarter. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Furthermore, we cannot provide any assurances that the ongoing crisis in global capital markets will not have a material impact on our future operations and cash flows.

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

At September 30, 2008, our available liquidity consisted of $346 million of unrestricted cash and cash equivalents, including $22 million debt service reserve funds for the GC Impsat Notes which became unrestricted during the third quarter of 2008. At September 30, 2008, we also held $34 million in restricted cash and cash equivalents. This restricted cash and cash equivalents is primarily comprised of (i) cash collateral for letters of credit issued in favor of certain of our vendors; and (ii) amounts escrowed for repayment of principal for our primary debt in Colombia due in December 2008.

During the nine months ended September 30, 2008, we posted a net operating loss of $73 million and had a net decrease in cash and cash equivalents of $51 million. During the three months ended September 30, 2008 we posted a net operating loss of $14 million and generated a net increase in cash and cash equivalents of $28 million. Over time, we expect our operating results and cash flows to continue to improve as a result of the continued growth of our higher margin enterprise, carrier data and indirect channels business, including the economies of scale expected to result from such growth, and from ongoing cost reduction initiatives to optimize the access network and effectively lower unit prices. Thus, in the long term we expect to generate positive cash flow from operating and investing activities. However, our ability to improve cash flows is subject to the risks and uncertainties described above under “Cautionary Note Regarding Forward-Looking Statements.” In the short-term, our cash flows are particularly subject to the following factors:

•

Our reliance on the sale of IRUs and prepaid services, which individually involve large dollar amounts and are difficult to predict. During the nine months ended September 30, 2008, we received $105 million in cash receipts from the sale of IRUs and prepaid services compared to $83 million in the same period in 2007. The continuing adverse conditions in global credit markets could cause customer payment patterns with us to change as a result of their cash conservation efforts, which could have an adverse impact on our cash flows, although we have not yet detected evidence of such a change.

•

Our reliance on capital leases and other arrangements to finance a portion of our capital expenditure requirements. We arranged $34 million of financing for capital expenditures during the nine months ended September 30, 2008. Our ability to arrange such financings has been impacted by credit market conditions which have continued to tighten over the past year due to the ongoing crisis in global capital markets.

•

Our exposure to significant currency exchange rate risks. Commencing in September 2008, the U.S. Dollar has appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and Brazilian Real. Since we tend to incur costs in the same currency in which we earn revenue, the impact on operating cash flows was largely mitigated. However, if the U.S. Dollar remains at the trading levels in effect at the end of the third quarter or continues to appreciate, future revenues, operating income and operating cash flows will be materially affected. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies. For the nine months ended September 30, 2008, our unrestricted cash and cash equivalent balances were reduced by $7 million due to the impact of exchange rates on unrestricted cash and cash equivalents held in currencies other than the U.S. Dollar.

As a result of 2007 financing activities, the vast majority of our long term debt matures after 2010. With regard to our major debt instruments, (i) the $144 million original principal amount of our 5% Convertible Notes matures in 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share); (ii) $332 million under our Term Loan Agreement is due at final maturity in 2012; (iii) the $513 million original principal amount of senior secured notes issued by Global Crossing Finance (UK) Plc (“the GCUK Notes”) matures in 2014; and (iv) the $225 million original principal amount of the GC Impsat Notes matures in 2017. We also have approximately $22 million of bonds issued by GC Impsat’s Colombian subsidiary which mature 50% in December 2008 and 50% in December 2010. If cash on hand at the time any of these debt instruments mature is insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time. The ongoing crisis in global capital markets could make it more difficult for us to obtain debt financing.

As a holding company, all of our revenue is generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon intercompany transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world and are subject to legal and contractual restrictions affecting their ability to make intercompany funds transfers. Such legal restrictions include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the expatriation of funds that are particularly prevalent in Latin America. Contractual restrictions on intercompany funds transfers include limitations in our major debt instruments on the ability of our subsidiaries to make dividend and other payments on equity securities, as well as limitations on our subsidiaries’ ability to make intercompany loans or to upstream funds in any other manner. These contractual restrictions arise under our major debt instruments, each of which is generally limited in application to one of our segments (e.g., the restrictions in the Term Loan Agreement apply to the ROW Segment, the restrictions in the GCUK Notes indenture apply to the GCUK Segment, and the restrictions in the GC Impsat Notes indenture apply to the GC Impsat Segment). Thus, these contractual restrictions generally do not restrict intercompany funds transfers within a given segment, but rather significantly restrict intercompany funds transfers from one segment to another. Each such debt instrument includes exceptions which allow a limited amount of intercompany loans to entities in other segments, subject to certain restrictions.

At September 30, 2008, unrestricted cash and cash equivalents were $61 million, $105 million, and $180 million at our GCUK, GC Impsat and ROW Segments, respectively. Although operational constraints require us to maintain significant minimum cash balances in each of our segments, we believe that our GCUK and GC Impsat Segments’ existing unrestricted cash balances are sufficient for their operating and investing activities. We anticipate transferring cash from the GC Impsat Segment to the ROW Segment during the fourth quarter of 2008 by way of intercompany loans, repayment of existing intercompany debt and other methods. We believe that these and future inter-segment funds transfers in amounts permitted by our debt instruments will be sufficient to enable the ROW Segment to reach the point of generating recurring positive cash flow from operating and investing activities. The vast majority of our assets other than the assets of our GC Impsat Segment have been pledged to secure our indebtedness, and the GC Impsat Notes indenture contains an “equal and ratable” provision which generally requires GC Impsat to provide the holders of the GC Impsat Notes with an equal and ratable lien if GC Impsat pledges its assets to secure other indebtedness. A failure to comply with the covenants contained in any of our loan instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under a capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain debt instruments.

Indebtedness

At September 30, 2008, we had $1.399 billion of indebtedness outstanding (including short term debt, the current portion of long term debt and capital lease obligations), consisting of $485 million of GCUK Notes, $144 million of 5% Convertible Notes, $225 million of GC Impsat Notes, $345 million under the Term Loan Agreement, $43 million of other debt and $157 million of capital lease obligations.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our 2007 annual report on Form 10-K, for a description of the GCUK Notes, 5% Convertible Notes, GC Impsat Notes and Term Loan Agreement.

Financing Activities

During the nine months ended September 30, 2008, we entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $2 million. These agreements have terms that range from 24 to 49 months and annual interest rates that generally range from 3.2% to 11.0%, with a weighted average effective interest rate of 7.5%. In addition, we also entered into various capital leasing arrangements that amounted to $32 million. These agreements have terms that range from 21 to 55 months and implicit interest rates that range from 4.4% to 16.7%, with a weighted average effective interest rate of 6.8%.

During the nine months ended September 30, 2008, we entered into debt agreements and received approximately $7 million of cash proceeds. These agreements have terms that range from 12 to 60 months and annual interest rates that are variable based on a spread over the London Inter-bank Offered Rate.

Certain of our debt and capital lease agreements contain non-financial covenants which require specific labeling, tracking and reporting procedures for the physical location of the leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease agreements. At September 30, 2008, these non-financial covenants have not been completely satisfied for debt and lease agreements representing $77 million of indebtedness. We have received a waiver for approximately $75 million of such non-compliance through January 1, 2009 assuming certain milestones are achieved. We have achieved all milestones, as required under the waiver, as of September 30, 2008, and expect to achieve the remaining milestones and become fully compliant prior to the deadline. The remaining balances of $2 million are classified as current liabilities at September 30, 2008.

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

If the current year-to-date results were the results for the full year to December 31, 2008, we would be obligated to make an Annual Repurchase Offer of $11 million, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of such date, and the related purchases must be completed within 150 days after year-end.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,		$ Increase/ (Decrease)
	2008	2007
		(in millions)
Net cash flows provided by (used in) operating activities	$124	$(109)	$233
Net cash flows used in investing activities	(120)	(282)	162
Net cash flows provided by (used in) financing activities	(48)	298	(346)
Effect of exchange rate changes on cash and cash equivalents	(7)	3	(10)

Net decrease in cash and cash equivalents	$(51)	$(90)	$39

Cash Flows from Operating Activities

Cash flows provided by operating activities increased in the nine months ended September 30, 2008 compared with the same period in 2007 primarily due to cash collections on improved revenues in our higher margin enterprise, carrier data and indirect channels business. In addition, during the nine months ended September 30, 2008 we received $105 million of cash receipts from the sale of IRUs and prepayment of services compared with $84 million during the nine months ended September 30, 2007. Also, in the nine months ended September 30, 2007, we reduced our days payable outstanding with key access vendors.

Cash Flows from Investing Activities

Cash flows used in investing activities decreased in the nine months ended September 30, 2008 compared with the same period in 2007 primarily as a result of: (i) $74 million decrease in the change in restricted cash and cash equivalents primarily as a result of establishing the $22 million debt service account for the GC Impsat Notes in 2007 and releasing it in the third quarter of 2008; (ii) $76 million payment for the acquisition of Impsat in 2007; (iii) $11 million decrease in capital purchases not financed by capital leases; and (iv) $4 million increase in proceeds from the sale of fixed assets. These items were offset by a $3 million decrease in net proceeds of marketable securities.

Cash Flows from Financing Activities

Cash flows provided by financing activities decreased in the nine months ended September 30, 2008 compared with the same period in 2007 primarily as a result of: (i) $367 million less net cash inflow from financings, including capital lease obligations, after repayment of debt obligations (the 2007 period included $216 million of acquired Impsat debt repayment); and (ii) $3 million less proceeds from the exercise of stock options. These factors were offset by a $24 million decrease in finance costs incurred.

Contractual Cash Commitments

During the nine months ended September 30, 2008, we entered into an agreement to construct or upgrade our network that requires payment of $14 million and entered into an amendment to a purchase and license agreement that requires payment of $13 million, both payable over the next year.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of September 30, 2008 and December 31, 2007, our receivables related to our carrier sales channels represented approximately 43% and 43%, respectively, of our consolidated receivables. Also as of September 30, 2008 and December 31, 2007, our receivables due from various agencies of the U.K. Government together represented approximately 9% and 14%, respectively, of our consolidated receivables.

Currency Risk

Many of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our net loss may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and we cannot or do not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenue is denominated in those currencies.

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

The Venezuelan government has fixed the bolívar’s value to the U.S. dollar at Bs. 2.15 = $1.00, which represents a value significantly greater than the bolívar’s prevailing value on the parallel market. As Venezuelan currency exchange control regulations do not permit us to exchange our cash and cash equivalents in local currency into U.S. dollars at the official rate without specific governmental authorizations, these regulations adversely affect our exchange rate risks for all dollar-denominated liabilities owed by our Venezuelan operating subsidiaries and our ability to receive dividends or other funds transfers from those subsidiaries. As of September 30, 2008, approximately $27 million (valued at the fixed exchange rate) of our cash and cash equivalents were held in Venezuelan bolivars.

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

Commencing in September 2008, the U.S. Dollar has appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. This appreciation adversely impacted third quarter consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flows was largely mitigated. However, if the U.S. Dollar trades at the levels in effect at the end of the third quarter or continues to appreciate, future revenues, operating income and operating cash flows will be materially affected. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

Off-Balance Sheet Arrangements

As of September 30, 2008 we did not have any off-balance sheet arrangements outstanding.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7A in the Company’s 2007 annual report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a) -15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting (as defined later in this Item 4).

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2008.

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

After learning of these investigations, we conducted an internal review of certain agent relationships and government contracts and potential unauthorized payments in Latin American countries, and engaged outside counsel and accounting advisors to assist in the review. The review is now substantially complete. Additionally, in connection with a post-acquisition deployment of Global Crossing’s ethics policy that included employee certifications of compliance, we were informed by two Impsat employees that, in 2005 and 2006, Impsat made payments of approximately $19,000 to a government official to allow performance of construction work notwithstanding the fact that required permits were not obtained. Additional investigative work confirmed those payments and revealed certain additional, similar payments totaling $4,000, which began in 2004.

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

Since the May 9, 2007 acquisition of Impsat, to enhance Global Crossing’s internal controls relating to the FCPA and other laws applicable to our business in Latin America and as part of a remediation plan adopted in connection with our internal review described above, management has implemented the following changes:

•

We have revised the Company’s Ethics Policy and adopted a new Anti-Corruption Policy consolidating in one place our existing policies relating to the FCPA and similar laws, and emphasizing the Company’s commitment to anti-corruption compliance; and we extended both policies to all former Impsat employees who are employees of the Company and are providing additional training in respect of these policies to all Company employees;

•

We have appointed a Corporate Ethics Officer who is responsible for implementation of, and the establishment of procedures for compliance with, our Ethics Policy, our Anti-Corruption Policy and our remedial measures; the Corporate Ethics Officer is a member of senior management reporting to the CEO, and will regularly update the Audit Committee of the Board of Directors on his activities;

•	We have established an Ethics Oversight Team, comprised of members of senior management, to advise and support the Corporate Ethics Officer;

•	We are requesting all employees, including all former Impsat employees who now work for the Company to review and certify compliance with the Company’s ethics and anti-corruption policies;

•	We hired an experienced director of external reporting and technical accounting within Impsat;

•	We have established and are staffing and training a legal department and an internal audit department within Impsat separate from its other operational support groups;

•

We adopted and are in the process of implementing new policies and procedures for our Latin American operations covering the retention of third-party agents in connection with government contracts, which are intended to enhance FCPA compliance substantially and to ensure that any employees involved in any of the Company’s relationships with these third-party agents, as well as the agents themselves, understand and agree to abide by the Company’s commitment to FCPA compliance; and

•

We have taken remedial action concerning certain employees, and continue to monitor the effectiveness and implementation of our remediation plan and related policies, procedures and controls, and will take additional action in this regard as warranted.

Changes in Internal Control over Financial Reporting

Except as noted above under “Additional Information Regarding Impsat,” there were no other material changes in our internal control over financial reporting during the third quarter of 2008.

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

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that the Company, its employees and agents comply with the FCPA, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. In May 2007, we acquired Impsat, which was also subject to the FCPA prior to the acquisition. As described in “Additional Information Regarding Impsat” above, the facts developed in our review of certain payments made by Impsat employees to government officials and foreign government proceedings concerning Impsat personnel show that: first, although Impsat had policies in place prior to the May 9, 2007 acquisition relating to FCPA compliance and contracting with third-party agents, those policies were not implemented; second, Impsat’s documentation relating to third-party agents and certain government contracts was not sufficient; third, the corporate environment at Impsat did not reflect a sufficient focus by senior management on promotion of, and compliance by the company with, these policies. As previously disclosed, we conducted a review of certain agents, government contracts, and potential unauthorized payments in Latin American countries. That review is now substantially complete. We also brought these matters to the attention of government authorities in the U.S., including the Securities and Exchange Commission, which has commenced a preliminary inquiry into the matter. We are cooperating with that inquiry which may result in legal action. At this point we are unable to predict the duration, scope or result of that inquiry. Failure to comply with the FCPA, other anti-corruption laws and other laws governing the conduct of business with government entities (including local laws) could lead to criminal and civil penalties and other remedial measures (including further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions), any of which could have an adverse impact on our business, financial condition, results of operations and liquidity. We could also be adversely affected by any investigation of any potential violations of such laws.

We are exposed to significant currency exchange rate risks and our net loss may suffer due to currency translations. Commencing in September 2008, the U.S. Dollar has appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. This appreciation adversely impacts consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar trades at the levels in effect at the end of the third quarter or continues to appreciate, future revenues, operating income and operating cash flows will be materially affected. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the Dollar value of cash balances held in those currencies.

Item 6.	Exhibits

Exhibits filed as part of this report are listed below.

10.1	Letter agreement, dated August 28, 2008, between Jean F.H.P. Mandeville and Global Crossing Limited (the “Company”) (filed herewith).

10.2	Letter agreement, dated September 18, 2008, between John A. Kritzmacher and the Company (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 6, 2008 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JOHN A. KRITZMACHER
John A. Kritzmacher
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)