Form 10-K
period 2008-12-31
GLOBAL CROSSING LTD
filed 2009-03-04
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2008 was approximately $479 million.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 1, 2009, was 56,722,420.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be issued in connection with the 2009 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

For The Year Ended December 31, 2008

i

PART I

ITEM 1. BUSINESS

Introduction

Global Crossing Limited, or “GCL,” was formed as an exempt company with limited liability under the laws of Bermuda in 2003. GCL is the successor to Global Crossing Ltd., a company formed under the laws of Bermuda in 1997 which, together with a number of its subsidiaries (collectively, the “GC Debtors”), emerged from reorganization proceedings on December 9, 2003. Except as otherwise noted herein, references in this annual report on Form 10-K to “Global Crossing,” “the Company,” “we,” “our” and “us” mean GCL and its subsidiaries.

We are a global communications service provider, serving many of the world’s largest corporations and many other telecommunications carriers, providing a full range of IP and managed data and voice products and services. Our network delivers services to more than 690 cities in more than 60 countries and six continents around the world. We operate as an integrated global services provider with operations in North America, Europe, Latin America and a portion of the Asia/Pacific region, providing services that support a migration path to a fully converged Internet Protocol (“IP”) environment.

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

As of February 15, 2009, we employed approximately 5,219 people, of whom approximately 98% are full-time employees and the balance are part-time or temporary employees. We consider our employee relations to be good. None of our employees are currently covered by collective bargaining agreements, other than approximately 39 employees in the United Kingdom (“U.K.”). In addition, Brazilian law requires us to negotiate certain labor terms and conditions, including salaries and wages, with industry-specific unions, and to obtain approval of our approximately 464 employees in that country.

We report financial results based on the following three operating segments: (i) Global Crossing (UK) Telecommunications Limited (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”), which provide services primarily to customers in the U.K.; (ii) GC Impsat Holdings I Plc (“GC Impsat”), and its subsidiaries (collectively, the “GC Impsat Segment”), which provide services primarily to customers in Latin America; and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”), which represent all our operations outside of the GCUK Segment and the GC Impsat Segment and operate primarily in North America, with smaller operations in Europe, Latin America and Asia. Prior to the Impsat acquisition, our operating segments were based on product and customer groupings rather than geographic region. Specifically, our operating segments before the Impsat acquisition were “enterprise, carrier data and indirect channels” (which we sometimes refer to as “invest and grow” sales channels in our press releases pertaining to financial results), “carrier voice” and “consumer voice.” These groupings are now considered sales channels within our geographic operating segments, although we are no longer marketing voice services directly to consumers, and consumer voice revenues constituted less than 0.2% of consolidated revenues in 2008. See below in this Item 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 24, “Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K for further information regarding our operating segments.

Following our reorganization in 2003, we strategically restructured the focus of our business operations. During 2004 and 2005, we completed the following dispositions:

•

On August 13, 2004, we sold our subsea cable installation and maintenance business, Global Marine Systems Limited, to Bridgehouse Marine Limited (“Bridgehouse”) for $1 million. During the third quarter of 2005, we completed the transfer of our forty-nine percent shareholding in a related joint venture primarily engaged in the subsea cable installation and maintenance business in China to Bridgehouse for $14 million.

•	On May 3, 2005, we sold our trader voice business, which provided services primarily to the financial markets industry, to WestCom Corporation for $25 million.

•

On December 31, 2005, we completed the sale of our Small Business Group business, which provided services to approximately 30,000 small to medium-sized businesses in the United States, to Matrix Telecom for approximately $38 million.

On October 11, 2006, we announced the acquisition by one of our ROW Segment subsidiaries of 91% of the outstanding ordinary share capital of Fibernet Group Plc (“Fibernet”), a provider of specialist telecommunications services in the U.K. On December 12, 2006, such subsidiary acquired all remaining outstanding Fibernet shares. Total consideration for the transaction including direct costs was approximately 52 million pounds sterling (approximately $97 million). On December 28, 2006 Global Crossing Finance (UK) Plc (“Finance”), a wholly owned finance subsidiary of GCUK, issued 52 million pounds sterling aggregate principal amount of notes pursuant to its indenture dated as of December 23, 2004, priced at 109.25 percent of par value for gross proceeds of 56.8 million pounds sterling (approximately $111 million). Substantially all of these proceeds were used by GCUK to purchase the shares of Fibernet from the ROW Segment. Fibernet is now a subsidiary within the GCUK Segment and a guarantor of GCUK’s $200 million and 157 million pounds sterling aggregate original principal amount of senior secured notes due 2014 (the “GCUK Notes”).

On October 25, 2006, GCL and our subsidiary, GC Crystal Acquisition, Inc. (“GC Crystal”) entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), with Impsat Fiber Networks, Inc. (together with its subsidiaries, “Impsat”), a leading provider of private telecommunications, Internet and information technology services to corporate and government clients in Latin America. On February 14, 2007, GC Impsat , a wholly-owned indirect subsidiary of GCL, issued $225 million of 9.875% senior notes due 2017 (the “GC Impsat Notes”) in connection with the acquisition of Impsat, including the refinancing of debt. On May 9, 2007, we announced the completion of the acquisition of Impsat for cash representing a total equity value of approximately $95 million.

Although we operate GC Impsat as a separate segment, since the acquisition we have been engaged in integration activities to realize cost savings and to take advantage of cross-selling opportunities. We are in the process of consolidating our “legacy” operating entities in the Latin American region (i.e., those that pre-dated the Impsat acquisition), which are included in our ROW Segment, with the Impsat entities comprising the GC Impsat Segment. During 2007 and 2008, we transferred our legacy Venezuelan, Brazilian and Chilean operations from the ROW Segment to the GC Impsat Segment. We anticipate transferring our Argentine operations from the ROW Segment to the GC Impsat Segment during 2009 in a continuing effort to streamline our operations.

Business Strategy

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

We expect continued growth in the demand for global bandwidth and IP-enabled solutions due to several significant trends. End-user traffic is expected to continue to grow due to continued adoption of broadband access to the Internet by businesses and consumers and significant mass adoption of high bandwidth and data-intensive consumer and business applications that have large file content such as video. We expect the demand for high performance data communications to continue to be driven by the introduction of more powerful computers and software applications, facilitating higher download rates, and increased usage of e-mail, voice over Internet Protocol (“VoIP”) services, streaming video, wireless local area networks, videoconferencing and other innovations. In addition, we expect global enterprises to continue to outsource their networking needs as companies require networks that interact internally, as well as with partners, customers and vendors, driving the demand for IP-based virtual private networks (“VPNs” or “IP VPNs”) and managed services. We also expect mobile traffic growth to remain strong due to increased adoption of mobile communications, increased usage per mobile connection and increased usage of mobile data applications. We expect a continuation of the industry shift of business applications to IP-based platforms as well as a move towards convergence of telecom and IT in the form of business outsourcing, business continuity and hosting services.

The competitive landscape in the telecommunications industry continues to change, and we believe we are well positioned to take advantage of these changes. With industry consolidation, we expect to experience greater demand from customers seeking network diversity, redundancy and a supplier that can meet their requirements worldwide. We believe that our existing customer base, transport, IP-enabled solutions and hosting capabilities, and extensive network of suppliers globally, coupled with our systems, processes and strong customer service, position us as a viable provider of global services. In addition, our corporate development activities, including the acquisitions of Fibernet and Impsat, have accelerated the growth of our enterprise and carrier data businesses. We continue to analyze potential corporate development opportunities that would increase our scale and efficiency and/or expand our product sets and network reach.

For 2009, we have defined the following operational imperatives which we believe will help enhance revenue growth and profitability.

Continue to Aggressively Manage Costs and Improve Margins. We intend to continue our ongoing cost structure improvement initiatives, including managing our direct operating costs and third party access costs. These initiatives include network optimization, infrastructure improvements, customer migrations, use of alternative termination providers and other traditional means such as revenue assurance and dispute resolution. We also intend to leverage relationships with third party access providers for our wholesale voice services to help reduce our costs across our product offerings. Finally, in an effort to control costs in the current economic environment, we are implementing measures to reduce expenditures on discretionary items and to temporarily reduce payroll costs through salary freezes, mandatory unpaid leaves of absence, reductions in defined benefit plan matching contributions, and other means to maximize our financial flexibility.

Focus on our Employees and Customers and Selectively Augment our Sales Force. We will continue our efforts to maintain a motivated, enthusiastic and talented work force in order to achieve our strategies and support our growing customer base. We have adopted a continuous improvement management approach to enhance the customer experience and are investing in processes, systems, personnel and tools to better enable our customers to configure and manage our services, including the development of a new customer portal that provides customers with real-time visibility of our network and grant them certain self-service ability. We also intend to selectively strengthen our sales and support staff, both in our indirect and direct channels serving governments, multinational and regional enterprises and carriers.

Capitalize on Industry Trends to Capture New Demand. We believe that our growing customer base, transport and hosting capabilities, and extensive network of suppliers globally, coupled with our systems, processes and strong customer service, position us as a leading provider of global services. We believe that our comprehensive network and value-add service offerings position us well to meet the growing demand for complete solutions for outsourcing, hosting as well as for bandwidth and IP connectivity. We also intend to leverage our innovation and focus on IP services to capture the customer demand created by the convergence of legacy protocols to fixed, mobile and unified communications, which increasingly rely on IP networks such as ours.

Leverage our Global Network and Enhance our Service Offerings. We intend to continue our efforts to offer substantially all of our service offerings throughout our entire network. For example, we are introducing the hosting and Ethernet capabilities that we acquired in the Impsat and Fibernet acquisitions in new markets where we have operations but do not yet provide these services. We intend to increase our selling efforts on managed solutions and collaboration services, as we believe that the current economic environment should support these product trends. We also intend to continue to add capacity to and maintain our network, bringing new cities on-net and adding new service offerings to our product portfolio such as hosted IP telephony and hosted contact center.

Enhance our Business Through Opportunistic Expansion. We intend to continue to pursue the extension of our network in order to offer our growing suite of value-add service offerings to additional markets. The expansion of our network may occur through ongoing capital expenditures and other organic initiatives, additional service arrangements with other carriers and targeted acquisitions, which in the past have accelerated the growth of our enterprise and carrier data businesses. Given our desire to conserve cash in the current economic environment, we will demand higher returns in shorter time frames from any capital investment we make. We also intend to continue to analyze potential acquisition opportunities that would increase our scale and efficiency and/or expand our product sets and network reach.

Overview of Our Business

We are a global communications service provider, serving many of the world’s largest corporations and many other telecommunications carriers, providing a full range of IP and managed data and voice products and services. Our network delivers services to more than 690 cities in more than 60 countries and six continents around the world. Our flexible service options allow customers to focus on their own high priority business initiatives, leaving all or any part of their day-to-day communications management to Global Crossing.

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

We group our services (including those obtained through the Impsat and Fibernet acquisitions) into solution sets that address key business requirements of our customers. Individual services may be associated with more than one solution set as appropriate to reflect the interconnected nature of the services we offer. There are eight such solutions sets:

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

Data Services

We offer a broad range of telecommunications services that provide data and network interconnectivity, capacity services and access services to enterprise and carrier customers. In the aggregate, data services accounted for approximately 59%, 55% and 40% of consolidated revenues in 2008, 2007 and 2006, respectively. Our global data services feature end-to-end service level agreements that guarantee service availability along our network as well as through local access circuits. The service level agreements support key areas such as end-to-end network availability, guaranteed time of installation and mean time to restore.

Our global data services include the following:

•

IP Services: We offer a full portfolio of IP services to enterprises and carriers, including converged IP services which use a single access connection to manage and deliver voice, video, data and multimedia over a VPN. Our feature-rich IP VPN Service features multiple access options and service level agreements for latency, packet delivery, jitter and availability. IP VPN customers can also take advantage of our Application Performance Management services, offered through a strategic relationship with Fluke Networks® , which give customers visibility into the applications running on their networks, providing a single point of contact, customer care, billing and accountability. Our GCUK Segment provides a specialized UK Government IP VPN, which combines a managed connectivity platform, equipment, circuits and services to support the interconnection among U.K. Government Ethernet Local Area Networks (“LAN”). Our remote access services allow enterprises in each of our segments to extend the reach of their wide area networks for multiple users via remote access through global dial, WiFi and broadband Internet access while providing end point security policy management. Our IP services also include Dedicated Internet Access, which provides always-on, direct high-speed connectivity to the Internet at a wide range of speeds with connectivity to all worldwide domains and peering locations in Europe, the U.S., Latin America, and Asia. In addition, we recently introduced Content Delivery Network services, implementing a multi-vendor reselling approach to bring our customers a fast, efficient way to move content among their employees, customers and vendors.

•

Transport Services: International Private Line Service and Wavelength Services provide secure point-to-point digital connectivity. These services are available between any two points of presence on our network, enabling customers to build private networks that carry business-critical applications at a wide range of speeds, including 2.5 gigabits per second (“Gbps”) and 10 Gbps. Ethernet IP Service is a premises-to-premises service that provides a simple, cost-effective alternative to long haul private line service, with pricing that is not distance sensitive. The GCUK Segment offers enhanced Ethernet services, including multi-point to multi-point Ethernet connectivity up to 10Gbps. Our Metropolitan Access Network Service brings our worldwide network capabilities to the customer’s premises in 55 major metropolitan markets across North America, Europe and South America.

•

Collocation Services: Allow for the placement of customer equipment within certain Global Crossing points of presence (“PoPs”) in order to interconnect with our IP network or fiber-optic backbone. Collocation delivers improved provisioning speed, stability and security for critical network requirements.

•

Managed Solutions: Our managed solutions include pre-sales engineering and customer premises equipment design, equipment procurement, provisioning and installation, and network monitoring and management. Managed Security Services include Firewall, Intrusion Detection, Intrusion Prevention and Network Security Scanning and Analysis, providing customers with the expertise and vigilance required to maintain the security of networks connected to the public Internet.

•

Frame Relay & ATM Service: Frame Relay provides a reliable data transport network for connecting customer locations requiring partial mesh and hub-and-spoke network applications. Asynchronous Transfer Mode (“ATM”) service connects customer locations while providing multiple classes of service, supporting multiple data applications with diverse requirements for network transport, prioritization and performance.

•

Global Crossing Carrier Rings: Specific metro networks in London and Frankfurt, connecting many of the most popular telehotel facilities and private operator premises, provide voice interconnections on a secure private Synchronous Digital Hierarchy (“SDH”) network. Global Crossing IP Carrier Ring is an extension of the London Carrier Ring, providing a high volume gateway between TDM traffic and IP traffic.

•

Data Center Services: GC Impsat operates 15 data center facilities in Latin America that offer hosting services by integrating our broadband services with advanced value added solutions. These facilities offer a complete set of data center services, ranging from housing and hosting to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services in order to manage mission critical applications. In 2008, Global Crossing opened a new data center in London. Work continues on a new data center in Amsterdam which we expect to open early 2009. These new data centers are equipped to offer hosting and communications services consistent with those offered in other regions.

Collaboration Services

We offer a full range of collaboration services, including the audio, video and Web conferencing services described below. Collaboration services accounted for approximately 6%, 6% and 7% of consolidated revenues in 2008, 2007 and 2006, respectively.

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

Voice Services

Our global voice services include switched and dedicated outbound services, local services and inbound voice services for domestic and international long-distance traffic, toll-free enhanced routing services, and commercial managed voice services, all offered via traditional TDM or VoIP interconnections. During 2008, 2007 and 2006 we carried more than 27, 27 and 37 billion minutes of voice traffic over our global voice network. Voice services accounted for approximately 34%, 39% and 53% of our consolidated revenues in 2008, 2007 and 2006, respectively.

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

Our global voice services include the following:

•

VoIP Services: We offer a complete VoIP services portfolio of inbound, outbound, and on-net calling solutions. Global Crossing is licensed to provide outbound calling services to the public switched telephone network (“PSTN”) in 30 countries, and can secure and provision direct dial inbound numbers in 21 countries. VoIP toll free service from those originating locations that adhere to the North American dialing plan is also available for call termination in the U.S. Key features include VoIP Ready Access®, which provides IP access to our reservation-less audio conferencing service; VoIP Community Peering, which provides true IP-to-IP call flows for VoIP Outbound calls terminating in Global Crossing VoIP Local Services™ local numbers; and VoIP Integrity Service, which enables customers to monitor and manage their VoIP applications through our suite of Application Performance Management tools.

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

•

Hosted IP Telephony: Provides customers with IP telephony services that use software-enabled switching managed from the core of Global Crossing’s network. Hosted IP Telephony is the first product under our Unified Communications suite and provides a platform on which future products will deliver integrated unified communications, presence and collaboration services.

•

Railnet (GCUK only): Railnet is a fully managed voice service provided to the U.K. Rail Industry over our core network and offers enhanced telephony, voicemail and reporting. Users are offered a range of handsets, headsets, and classes of service.

Sales and Principal Customers

We focus our sales and marketing efforts on target sectors within the enterprise and carrier markets that require significant telecommunications services. We have sales and sales support personnel in 24 countries. Our ROW, GCUK and GC Impsat segments target the following sectors: global multinational corporations, financial services, high-tech, healthcare/pharmaceuticals, transportation and distribution, research and education and systems integrators. Our ROW Segment also targets resellers, fixed and mobile telecom carriers, cable service providers, and ISPs.

Our ROW, GCUK and GC Impsat segments currently employ approximately 528, 136 and 298, respectively, sales and sales support employees worldwide for the following sales channels, each of which targets customers in North America, Europe, Latin America and the Asia/Pacific region:

•

Global Enterprise Direct Sales Channel: Through the enterprise sales channel, we target mid-sized businesses, large multinational enterprises, higher educational institutions and governmental entities.

•

Global Enterprise Indirect Sales Channel: Through the indirect enterprise sales channel, we target systems integrators and application service providers, using dedicated sales and support personnel in our Global Partner Program that recruit, train and provide on-going support for indirect partners who offer our products and services directly to their end user enterprise and government customers. At this time, we have more than 50 carriers in our Global Partner Program offering our Fast Track Services™ with whom we are offering solutions to the enterprise market.

•

Carrier Data Sales Channel: Through the carrier data sales channel, we focus on local, national and global cable and wireless telecommunications carriers and on facilities and non-facilities based resellers.

•

Carrier Voice Sales Channel: Through the carrier voice sales channel, we target carrier customers predominantly in the United States for the provision of domestic and international long distance voice services. However, we do not intend to actively market these services.

•	Collaboration Sales Channel: This channel is used to offer audio, video and Web-based conferencing services to enterprises and both governmental and non-governmental organizations.

Although our ROW, GCUK and GC Impsat segments enjoy a large customer base, various agencies of the U.K. Government together represented approximately 47%, 47% and 53% of the GCUK Segment’s revenues in 2008, 2007 and 2006, respectively. See Item 1A, —Risk Factors, “Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.”

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

The Core Network has approximately 800 PoPs in approximately 400 cities in 45 countries worldwide (“Regional PoPs”). These Regional PoPs house dense wave division multiplexing (“DWDM”) equipment that combines multiple colored wavelengths (or channels) on a single fiber and transports them as multiple signals across the network. In addition to the DWDM equipment, the Regional PoPs generally house add/drop multiplexer equipment that combines lower speed private line, data, Ethernet and voice traffic.

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

The GCUK portion of the GC Fiber Network comprises approximately 9,750 route miles of fiber and comes within 1.5 miles of more than two-thirds of Britain’s business infrastructure. This network has approximately 390 Regional PoPs and carries voice, data and private line services over IP and ATM/Frame Relay backbones, all traversing DWDM and SDH transmission systems. The U.K. network also encompasses nine major metro markets and 55 smaller towns and cities providing seamless services to the rest of the Global Crossing network. Less than 25% of the GCUK portion of the GC Fiber Network is held under leases which come up for renewal prior to 2011.

The subsea portion of the GC Fiber Network consists of six fiber-optic cable systems owned by us: Atlantic Crossing-1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”), Pan American Crossing (“PAC”) and an approximately 340 route mile system connecting the U.K. and Ireland. SAC is a 12,000 route mile sub-sea system that includes a 1,500 mile terrestrial route connecting Argentina and Chile. SAC connects major markets throughout Latin America and is one of only two sub-sea systems currently in operation that circumnavigates the majority of South America. At approximately 4,600 route miles, MAC provides a strategic gateway between the Eastern Seaboard of the U.S. and our Latin America assets, a route that is experiencing acute demand growth and increasing capacity scarcity. PAC is integrated with a 2,300 mile terrestrial ring route (including associated backhaul) within Mexico, and we completed the extension of our PAC system to Costa Rica in 2008. In the aggregate, these systems span approximately 39,000 route miles and have approximately 30 landing points on three continents: North America, South America and Europe. These are all two or four fiber strand pair cables equipped with 10 Gbps DWDM transmission systems. AC-2 consists of two fiber strand pairs in a cable containing four fiber strand pairs that was co-built with Level 3 Communications, Inc. These systems include 14 Regional PoPs in the Latin America and Caribbean regions.

The GC Impsat Segment’s portion of the GC Fiber Network comprises a multiple strand 5,200 mile long-haul fiber network that connects more than 250 cities. The GC Impsat Segment also operates a metro network that covers more than 575 miles in 14 metro markets. The deployed facilities include 15 metropolitan area networks in the largest cities of the region, long haul networks across Argentina, Brazil, Chile and Colombia, and leased submarine capacity to link South America to the United States. Together, the GC Impsat Segment’s long-haul and metro networks connect more than 450 customer locations. The GC Impsat Segment’s network carries voice, data and private line services over IP, SDH and ATM backbones, all traversing 2.5 and 10 Gbps DWDM transmission systems.

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

Our IP network consists of a service layer running on the Core Network and utilizes a single Autonomous System Number (“ASN”). We have 98 distinct IP hubs, 29 of which contain a VoIP presence and 28 of which have public or private peering interconnects. The single ASN implies a greater degree of integration than that which exists in a multiple ASN system. Having a global ASN allows us to deploy certain technologies, such as Multi-Protocol Label Switching (“MPLS”), more quickly and on a global basis. It also provides our international customers with a more global appearance in the global Internet routing table.

Our IP network utilizes a MPLS Juniper core with a mixture of Cisco, Juniper and Foundry devices at the edge of the network. The network is considered a Tier 1 backbone and is quality-of-service enabled, which allows different types of data to be assigned different priorities, such that, for example, voice can always have priority over IP VPN and Internet traffic. The network carries approximately 1,454 Gbps of total IP traffic, of which approximately 21 Gbps is IP VPN and 34 Gbps is voice traffic, averaging approximately one billion minutes of VoIP per month, or more than one-third of the total voice minutes. Our VoIP platform is fully compatible with our TDM network.

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

Together with those locations connected directly by the Core Network, through network to network interface agreements with other service providers, we deliver services to more than 690 cities in more than 60 countries and six continents around the world.

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

While our operations were generally consistent with the requirements of the Network Security Agreement prior to its execution, we have undertaken a number of operational improvements in order to ensure full implementation of, and compliance with, the Network Security Agreement. These improvements relate to information storage and management, traffic routing and management, physical, logical and network security arrangements, and personnel screening and training.

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

Our compliance with the Network Security Agreement is subject to annual audits by a neutral third-party auditor. We have completed four technical audits and did not report any areas of material non-compliance with the Network Security Agreement.

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

On the other hand, as the competitive landscape continues to change with industry consolidation, we expect to experience greater demand from customers seeking network diversity, redundancy and a supplier that can meet their requirements worldwide. Our existing customer base, transport and hosting capabilities, and extensive network of suppliers globally, coupled with our systems, processes and strong customer service, position us as a viable provider of global services.

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

We compete with the incumbent carriers on the basis of product offerings, price, quality, customer service, capacity and reliability of network facilities, technology, route diversity and ease of ordering. Because our fiber-optic systems were installed relatively recently, compared with some of the networks of the incumbent carriers, our network’s architecture and technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks. However, the incumbent carriers may have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. In their own primary markets, the incumbents have the additional advantages of network concentration, control over local exchange assets, significant existing customer bases and, in the case of many foreign incumbents in their home markets, regulatory protection from competition.

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

Other Data Service Competitors

In addition to the incumbents, we face, and expect to continue to face, competition for Internet access and other data services from telecommunications companies such as Cable and Wireless plc, Colt Telecom Group plc, Orange Business Services (formerly Equant N.V., which is now a unit of France Telecom), Infonet (a unit of BT), XO Communications and Level 3 and from online service providers, DSL service providers, ISPs and Web hosting providers.

Other Conferencing Competitors

In addition to competitors that provide voice and data services generally, our conferencing business competes with non-carriers that specialize in providing audio, video and Web conferencing services, such as InterCall, Inc. (a division of West Corporation) and Premiere Conferencing.

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

In June 2005, the FCC concluded that VoIP service providers must support enhanced 911 emergency services or cease marketing VoIP services in areas where they cannot be supported. In September 2005, the FCC also concluded that VoIP service providers must comply with the Communications Assistance for Law Enforcement Act (“CALEA”) and configure their network and services to support law enforcement activity in the area of wiretaps and call records. The FCC ruling applies to all VoIP services that can both receive calls from and terminate calls to the public switched telephone network. The U.S. Court of Appeals for the District of Columbia Circuit upheld the FCC’s actions in both cases. We will incur costs to be compliant with the rulings, but the exact nature and scope of the costs will remain unclear until the FCC issues further guidance regarding standards and compliance. In June 2006, the FCC issued an order holding that interconnected VoIP providers and for an interim two quarter period, their underlying carriers, must contribute to the federal universal service fund (the “FUSF”). The FCC has also recently held that its customer proprietary network information (“CPNI”) rules apply to VoIP carriers. In addition, the FCC has now extended to VoIP providers obligations to provide local number portability, make their services accessible to persons with disabilities, and report certain data relating to broadband.

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

Intercarrier Compensation Reform

As described above, the current regime governing intercarrier compensation consists of a patchwork of different and inconsistent regulation depending upon such factors as the provider, jurisdiction and nature of traffic. To address this inconsistent pattern of regulation, in 2001 the FCC issued a Notice of Proposed Rulemaking to consider how to unify the regulation of intercarrier compensation. The FCC received numerous comments on the subject. On March 3, 2005 and again on July 25, 2006, the FCC requested further comment, including both comprehensive proposals and other measures to reform the current intercarrier compensation schemes. On May 5, 2008, during oral argument concerning a mandamus petition filed by Core Communications, Inc. against the FCC, the FCC advised the U.S. Court of Appeals for the D.C. Circuit of the FCC Chairman’s intent to attempt to achieve broad-based intercarrier compensation reform within the next six months. On November 5, 2008, the FCC issued a narrow decision addressing only the issue on remand concerning compensation for traffic destined for Internet service providers. FCC efforts to address the broader issues of intercarrier compensation reform, however, did not succeed and it is not clear when or if the FCC will take the broader issue up again.

Universal Service

Both the FCC and approximately 23 states administer “universal service” funds to provide for affordable local telephone service in rural and high-cost areas and to fund other social programs, such as Internet access to schools and libraries. In 2008, we expensed approximately $39 million related to payments to such funds. There are numerous regulatory and legislative efforts to reform universal service funding requirements and we cannot predict the outcome of these efforts.

The Universal Service Administrative Company concluded its audit of Global Crossing Bandwidth, Inc.’s USF payment for calendar year 2004 and concluded that our subsidiary owes an additional $5.6 million. We have appealed the audit findings to the FCC and cannot predict the outcome of this appeal.

On April 9, 2008, the FCC issued a Notice of Apparent Liability (“NAL”) proposing a forfeiture of approximately $10.5 million based on certain of our subsidiaries’ apparent failures to make timely and complete contributions to the federal Universal Service Fund and Telecommunications Relay Service Fund. Since that time, we have been engaged in discussions with FCC staff regarding a potential consent decree that would result in cancellation of the NAL, adoption of a voluntary compliance plan, and payment of a voluntary contribution to the United States Treasury. See Item 3, “Legal Proceedings—Universal Service Notice of Apparent Liability” for more information regarding this matter.

Local Competition

The 1996 Act substantially revised the Communications Act of 1934, as amended, in large part to address the subject of local competition. The 1996 Act delegated to the FCC and to the states significant discretion to implement the local competition provisions of the statute and imposed interconnection obligations on LECs, including that they provide unbundled network elements. The regime governing the framework for local competition has changed since the 1996 Act was enacted. The FCC’s February 2003 Triennial Review Order, which revised the unbundling rules, was vacated and remanded in part by the U.S. Court of Appeals for the District of Columbia Circuit in March 2004. In response, in December 2004 the FCC adopted its Triennial Review Remand Order which significantly restricts the types of facilities that ILECs must unbundle and provide to their local competitors and the circumstances under which those facilities must be unbundled and provided. The prices of the local facilities that we obtain from ILECs will increase as resale or commercial arrangements are substituted for the unbundled network element—platform services that ILECs no longer need to make available to competitors and as special access is substituted for the local loop and transport elements that are no longer subject to mandatory unbundling. On June 16, 2006, the U.S. Court of Appeals for the District of Columbia Circuit upheld the Triennial Review Remand Order. We cannot predict the outcome of any subsequent FCC proceedings.

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

Under the Framework Directive (2002/21/EC), the EU has adopted a revised policy for dealing with the definition and regulation of significant market power. Regulatory remedies are being introduced in due course following a series of national reviews of telecommunications markets defined in accordance with Article 7 of the Framework Directive and Recommendations 2007/879/EC and C(2008)5925. Where a national regulator identifies market dominance that is considered susceptible to ex ante remedies then it is required to impose conditions on the dominant party/ies in order to ensure fair competition. At this time, a number of markets have been reviewed by regulators and ex ante conditions imposed which, in general, facilitate market entry and/or reduce the cost of access to incumbents’ networks. However, a number of jurisdictions have yet to complete their reviews, hence it is not possible to accurately predict what the various remedies may ultimately entail, and their consequential impact on our business.

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

At the present time, not all of the current 27 EU Member States have adopted or correctly adopted all the changes to their national laws to implement the EU’s telecommunications-related Directives. On January 31, 2008, the European Commission published a memorandum indicating that, in total, since the EU telecoms rules entered into force, the Commission has opened proceedings under Article 226 of the EC Treaty for some 95 cases of failure to correctly implement the rules. Since that date, six further cases have been opened by the Commission. These infringement proceedings concern all 27 Member States. Many of the proceedings opened have now been closed while a number of cases are pending before the European Court of Justice.

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

These proposals are at an advanced stage, and are being considered by the European Parliament and Council of Ministers. The Commission’s proposals have been subject to change since their publication and various stakeholders, including us, have made representations during the process, both at the EU and national levels. These new regulatory measures will not become effective until such time as may be ultimately agreed by the EU.

In the United Kingdom, The Office of Communications (“OFCOM”) has indicated that its policy focus is intended to support the growth of greater competition, innovation and investment certainty. A Strategic Review of the telecoms sector was completed in September 2005 and as a result of this initiative, the incumbent BT has established a separate “access services division” named “Openreach,” which controls and operates the physical network assets making up BT’s local access and backhaul networks. BT has undertaken to supply a range of wholesale products to all communications providers (including its own downstream operations) on the same timescales, terms and conditions (including price) and by the same systems and processes and, although this process has not yet been fully completed, some significant progress has been made towards this end. BT’s compliance with its obligations arising from the 2005 Strategic Review are regularly measured by both OFCOM and BT’s internal Equivalence of Access Board (“EAB”). On December 19 2008, OFCOM published the most recent in a series of 18 detailed revisions to the specific undertakings that were entered into by BT in 2005 to give effect to BT’s functional separation and we have engaged with OFCOM throughout this process

OFCOM has also recognized the need to create a new regulated interconnection model as the U.K telecommunications market undergoes a move away from the traditional switched-circuit fixed line networks towards next-generation networks and services based on IP. Work on the development of these new models is ongoing and OFCOM has indicated in its draft Annual Plan for 2009/10 that it intends to develop its policy in this area during the coming year. The effect on us of such an action cannot be accurately predicted.

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

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under Section 21E of the Securities Exchange Act of 1934)

Forward-Looking Statements

This annual report on Form 10-K contains certain “forward-looking statements,” as such term is defined in Section 21E of the Exchange Act. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

•

our services, including the development and deployment of data products and services based on IP and other technologies and strategies to expand our targeted customer base and broaden our sales channels and the opening and expansion of our data center and collocation services;

•	the operation of our network, including with respect to the development of IP-based services and data center and collocation services;

•

our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures, anticipated levels of indebtedness, and the ability to raise capital through financing activities, including capital leases and similar financings;

•

trends related to and management’s expectations regarding results of operations, required capital expenditures, integration of acquired businesses, revenues from existing and new lines of business and sales channels, Adjusted Cash EBITDA (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), order volumes and cash flows, including but not limited to those statements set forth in Item 7; and

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

Risks Related to Liquidity and Financial Resources

We face a number of risks related to current global economic conditions and the severe tightening in the global credit markets.

Recently, the global economy and capital and credit markets have been experiencing exceptional turmoil and upheaval. Many major economies entered significant recessions in 2008 which continue into 2009. Ongoing concerns about the systemic impact of potential long-term and wide-spread recession, volatile energy costs, geopolitical issues, the availability, cost and terms credit, consumer and business confidence, substantially increased unemployment and the crisis in the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for both established and emerging economies, including those in which we operate. In the second half of 2008, added concerns fueled by government interventions in financial systems led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions have contributed to economic uncertainty of unprecedented levels. The availability, cost and terms of credit have also been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in many cases cease to provide, credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing debt instruments and to access the capital markets and obtain capital lease financing to meet liquidity needs. This financial crisis may have an impact on our business and financial condition in the following ways as well as others that we currently cannot predict.

•

Potential risk in refinancing outstanding debts: Although none of our major debt instruments matures until 2011, if the current lack of credit in the global capital markets were to continue, our ability to refinance our existing indebtedness when due could be severely constrained. Any such refinancing could require significantly more expensive interest rates and covenants that restrict our operations to a significantly greater extent.

•

Negative impacts from increased financial pressures on customers and resellers: Uncertainty about current and future global economic conditions and credit markets may cause consumers, business and governments to defer purchases in response to tighter credit, decreased availability of cash and credit and declining business and consumer confidence, and may affect the solvency of our customers and resellers. Accordingly, future demand for our products and services could differ from our current expectations. Similarly, our customers may experience liquidity issues of their own that adversely affect our ability to collect amounts due from them in a timely fashion, or at all. In addition, if the global economy and credit markets continue to deteriorate and our future sales decline, our financial condition and results of operations would be adversely impacted.

•

Negative impacts from increased financial pressures on our ability to maintain and further enhance our network: We plan to arrange financing with vendors and third parties for a significant portion of the capital expenditures that we plan for 2009 for the maintenance and upgrade of capacity and services our telecommunication systems. The lack of credit in the global capital markets may constrain our ability to obtain such financing on commercially reasonable terms or at all. To the extent we are not able to obtain appropriate financing, we may not be able to implement certain of our growth investments budgeted for 2009 and thereby not realize additional higher-margin revenues to support our business.

We incurred substantial operating losses in 2008 and will continue to experience negative cash flows in the short term.

For each period since inception, we have incurred substantial operating losses. Although we expect our operating results to improve over time, there is no assurance that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In the short term we expect cash provided by operating activities to exceed purchases of property and equipment. This expectation is based in part on arranging financing for such property and equipment from vendors and others in amounts comparable to those arranged in 2008. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. This could prove more difficult given current adverse conditions in the credit markets. If we are unable to arrange such financings, we may not be able to make all necessary capital and other expenditures to run and grow our business, including the expenditures that will be necessary to implement our operational imperatives. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our ability to generate positive cash flow over the long term is predicated on significant revenue growth in our target enterprise, carrier data and indirect sales channel, including economies of scale expected from such growth, and the success of ongoing cost reduction initiatives. We can provide no assurances that we will be successful in these regards. If our cash flows do not improve, we would need to arrange financing facilities in order to continue as a going concern. We may be unable to arrange financing facilities on acceptable terms or at all. Current adverse conditions in global capital and credit markets could make it more difficult for us to obtain financing on commercially acceptable terms or at all.

We may not be able to achieve anticipated economies of scale.

We expect that economies of scale will allow us to grow revenues while incurring incremental costs that are proportionately lower than those applicable to our existing business. If the increased costs required to support our revenue growth turn out to be greater than anticipated, we may be unable to improve our profitability and/or cash flows even if revenue growth goals are achieved. The current downturn in the world economy could temper our growth, although the value we offer prospective customers could attract business in a cost-saving environment.

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

The sale of IRUs and similar prepayments for services are an important source of cash flows for us, representing tens of million of dollars of cash in most quarters. If customers’ buying patterns were to change such that those traditionally buying IRUs were to switch to monthly payment plans, our liquidity would be adversely affected. The current downturn in the world economy and tightening of global credit markets could cause customers to change their buying patterns away from prepaid services and IRUs in order to conserve cash. In addition, the large dollar amounts and long sales cycles typically associated with IRU sales increase the volatility of our quarter-to-quarter cash flow results.

Access vendors could force us to accelerate payments to them, which would adversely impact our working capital and liquidity.

Cost of access represents our single largest expense and gives rise to material current liabilities. In the past, certain telecommunications carriers from which we purchase access services demanded that we pay for access services on a timelier basis, which resulted in increased demands on our liquidity. If such demands were to continue to a greater degree than anticipated, or if access vendors were to insist on significant deposits to secure our access payment obligations, we could be prevented from meeting our cash flow projections and our long-term liquidity requirements. The current downturn in the world economy and tightening of global credit markets could cause access vendors to insist upon timelier payment or the provision of security deposits.

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

In addition, the Term Loan Agreement includes financial maintenance covenants requiring our ROW Segment to maintain a minimum combined cash balance at all times and requiring us to maintain a maximum ratio of consolidated debt to a designated measure of consolidated earnings. The Term Loan Agreement also includes a covenant requiring us to prepay the term loan in full at 102% of the principal amount (101% if after June 1, 2009) in the event of a “Change of Control” (as defined in the Term Loan Agreement). Additionally, the certificate of designations governing our 2% Cumulative Preferred Shares (the “GCL Preferred Stock”) requires the holder’s approval for certain major corporate actions of GCL and/or its subsidiaries. See Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters—Description of Global Crossing Equity Securities.”

Most of our assets have been pledged to secure the indebtedness under certain of our Principal Debt Instruments, as well as certain lease facilities secured by the assets being leased (the “Capital Lease Facilities”). A failure to comply with the covenants contained in our Principal Debt Instruments or the Capital Lease Facilities could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would have a material adverse effect on our business, results of operations and financial condition. For example, certain of our capital lease agreements contain non-financial covenants which require specific tracking and reporting procedures for the physical location of the leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease. We have in the past failed to meet these covenants. At December 31, 2008, these non-financial covenants have not been completely satisfied for certain debt and lease agreements representing $2 million of indebtedness. Such indebtedness was classified as current liabilities at December 31, 2008.

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

Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. The primary factors, among other things, that may affect our results of operations include the following:

•	changes in pricing policies or the pricing policies of our competitors;

•	general economic conditions as well as those specific to our industry;

•	demand for our higher margin services;

•	costs of acquisitions, including the integration of such acquisitions; and

•	changes in regulations and regulatory rulings.

A delay in generating revenue or the timing of recognizing revenue and expenses could cause significant variations in our operating results from quarter to quarter. It is possible that in some future quarters our results may be below analysts and investors expectations.

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

Each of our systems is subject to the risks inherent in large-scale, complex fiber-optic telecommunications systems. The operation, administration, maintenance and repair of our systems require the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world and require significant operating and capital expenses. Our systems may not continue to function as expected in a cost-effective manner. For example, as our network elements become obsolete or reach their design life capacity, our operating expenses could significantly increase depending on the nature and extent of repairs or replacements. The failure of the hardware or software to function as required could render a cable system unable to perform at design specifications.

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

While capital expenditures have remained relatively stable at levels significantly below those prevailing prior to our bankruptcy reorganization, such levels may not be sustainable in the future, particularly as our business continues to grow. Our ability to fund future capital expenditures may be limited by our ability to generate sufficient cash flow, including raising any necessary financings, which could prove to be difficult if the adverse conditions in the credit markets continue.

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

•	unexpected changes in regulatory environments and trade barriers;

•	interruptions to essential energy inputs;

•	exchange and/or transfer restrictions;

•	direct and indirect price controls;

•	cancellation of contract rights;

•	delays or denial of governmental approvals;

•	exposure to new or different accounting, legal, tax and regulatory standards;

•	burdensome tax, customs, duties or regulatory assessments based on new or differing interpretations of law or regulations; and

•	difficulties in staffing and managing operations consistently through our several operating areas.

These risks have increased significantly as a result of our acquisition of the Latin American operations of Impsat. In addition, managing operations in multiple jurisdictions may place further strain on our ability to manage growth.

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), and our failure to comply with the laws and regulations thereunder could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that the Company, its employees and agents comply with the FCPA, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. In May 2007, we acquired Impsat, which was also subject to the FCPA prior to the acquisition. As described in “Additional Information Regarding Impsat” in Item 9A, the facts developed in our review of certain payments made by Impsat employees to government officials and foreign government proceedings concerning Impsat personnel show that: first, although Impsat had policies in place prior to the May 9, 2007 acquisition relating to FCPA compliance and contracting with third-party agents, those policies were not implemented; second, Impsat’s documentation relating to third-party agents and certain government contracts was not sufficient; third, the corporate environment at Impsat did not reflect a sufficient focus by senior management on promotion of, and compliance by the company with, these policies. As previously disclosed, we conducted a review of certain agents, government contracts, and potential unauthorized payments in Latin American countries. That review is now substantially complete. We also brought these matters to the attention of government authorities in the U.S., including the Securities and Exchange Commission, which has commenced a preliminary inquiry into the matter. We are cooperating with that inquiry which may result in legal action. At this point we are unable to predict the duration, scope or result of that inquiry. Failure to comply with the FCPA, other anti-corruption laws and other laws governing the conduct of business with government entities (including local laws) could lead to criminal and civil penalties and other remedial measures (including further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions), any of which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities also could have an adverse impact on our business, financial condition and results of operations.

We are exposed to significant currency exchange rate risks and our net loss may suffer due to currency translations.

Certain of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our operating results may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and we cannot or do not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenues are denominated in those currencies.

Commencing in September 2008, the U.S. Dollar has appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. This appreciation adversely impacts consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar trades at the levels in effect at the end of the fiscal year or continues to appreciate, future revenues, operating income and operating cash flows will be materially affected. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

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

Various agencies of the U.K. Government together represented approximately 47% of the GCUK Segment’s revenues in 2008. Many of GCUK’s government contracts contain broad change of control provisions that permit the customer to terminate the contract if GCUK undergoes a change of control. A termination in many instances gives rise to other rights of the government customer, including, in some cases, the right to purchase some of GCUK’s assets used in servicing those contracts. Some change of control provisions may be triggered when any lender (other than a bank lender in the normal course of business) or a noteholder or group of noteholders would have the right to control GCUK or the majority of GCUK’s assets upon any event, including upon bankruptcy. If GCUK’s noteholders have the right to control GCUK or the majority of GCUK’s assets upon such event, it could be deemed to be a change of control of GCUK. Similarly, if ST Telemedia’s ownership interest in Global Crossing falls below certain levels, it could be deemed to be an indirect change of control of GCUK. In addition, most of GCUK’s government contracts do not include significant minimum usage guarantees. Thus, the applicable customers could simply choose not to use GCUK’s services and move to another telecommunications provider. If any of GCUK’s significant government contracts were terminated as a result of a change of control or otherwise, or if the applicable customers were to significantly reduce the services that they purchase under these contracts, we could experience a material and adverse effect on our business, operations and financial condition.

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

New technologies, such as VoIP, and regulatory changes are blurring the distinctions between traditional and emerging telecommunications markets. As a result, a competitor in any of our business areas could potentially compete in our other business areas.

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

In the U.K., OFCOM is encouraging new operators to build their own infrastructures to compete with BT. At the same time, BT is constructing a new, IP based network which it refers to as a “21st Century” network. At present, it is not clear how operators will connect with this network. There are currently no proposals as to how and at what level BT will charge for access to the network. Regulation has historically provided for the expansion of competition in the marketplace and the subsequent lowering of tariffs charged across the industry. However, there is no way to know with certainty what regulatory actions OFCOM and other governmental and regulatory agencies may take in the future. Individually and collectively, these matters could have negative effects on our U.K. business, which could materially and adversely affect our consolidated business, operations and financial condition.

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

Our operations around the world are subject to regulation at the regional level (e.g., European Union), the national level (e.g., the FCC) and, in many cases, at the state, provincial, and local levels. The regulation of telecommunications networks and services around the world varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other forums are available to address these inadequacies or disputes. Our inability or failure to comply with the telecommunications laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries as well as the level of fees and taxes payable to the government, and may have a material adverse effect on our business, results of operations and financial condition.

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

As of February 17, 2009, there were 56,722,420 shares of our common stock outstanding, 18,000,000 shares of common stock reserved for issuance upon the conversion of our outstanding convertible preferred stock and 6,255,440 shares of common stock reserved for issuance upon conversion of our 5% Convertible Notes. We also have a significant number of shares of common stock reserved for issuance upon the exercise of outstanding stock options and vesting of unvested restricted stock units (see Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters—Equity Compensation Plan Information”).

As of February 17, 2009, STT Crossing, a wholly-owned subsidiary of ST Telemedia, beneficially owned over 63% of our capital stock. Although the shares beneficially owned by STT Crossing are not freely transferable under the Securities Act, ST Telemedia has the contractual right to require us to register sales of such restricted stock at any time.

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

A large number of freely tradable shares of our common stock will be paid to employees in 2009 in connection with incentive compensation arrangements, and sales of such shares could significantly affect the market value of our common stock, particularly in the short term.

We expect to pay an aggregate of approximately 5.16 million freely tradable shares of our common stock to our employees in 2009 in connection with incentive compensation arrangements, a portion of which will be withheld to cover tax withholding obligations. Of these shares, 4.73 million shares are being paid in connection with our 2008 bonus program, of which 1.38 million shares are expected to be paid on March 18, 2009, 161,000 shares are expected to be paid on March 30, 2009, and 3.19 million shares are expected to be paid on April 8, 2009, in each case a portion of which will be withheld to cover tax withholding obligations (approximately 3.1 million shares will be paid after tax withholding obligations). The remainder of the shares are being paid to employees as restricted stock units previously granted to them vest in 2009. The average daily trading volume of our shares from January 2, 2009 to February 17, 2009 was approximately 158,000 shares. Sales of a significant portion of the incentive compensation shares would be difficult for the market to absorb and could significantly depress our stock price, especially in the short term. Although we have elected to fund the tax withholding for payments relating to our 2008 bonus program by withholding shares and paying the tax with Company cash, we may not do so for share payments relating to the vesting of remaining restricted stock units in 2009. As a result, approximately one-third of the shares being paid in connection with such vesting events may be sold in the open market promptly upon payout in order to satisfy tax withholding obligations. This could create downward pressure on our stock price in the short term at the time of such sales.

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

A subsidiary of ST Telemedia owns over 63% of GCL’s outstanding capital stock. As a result, ST Telemedia has the power to elect the majority of GCL’s directors. Under applicable law, GCL’s articles of association and bye-laws and the certificate of designations for GCL’s preferred stock, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers, certain acquisitions and dispositions, issuances of additional equity securities (with certain enumerated exceptions), incurrences of indebtedness above specified amounts, the making of capital expenditures in excess of specified amounts, and amendments to our articles of association and bye-laws. GCL’s bye-laws include significant additional corporate governance rights of ST Telemedia. These rights effectively dilute the rights of other shareholders.

A sale by ST Telemedia of a significant portion of its shareholdings in us could trigger contractual provisions tied to a change in control of our company. For example, a change in control could result in the termination of significant contracts with U.K. government customers, the requirement that we offer to purchase the GCUK Notes at a price equal to 101% of their outstanding principal amount plus accrued and unpaid interest and the 5% Convertible Notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, and the acceleration of the vesting of stock options and other incentive compensation awards granted to our directors and employees.

Economic and political conditions in Latin America pose numerous risks to our operations.

As a result of the completion of our acquisition of Impsat, our business operations are significantly more dependent on the Latin American region. As events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America, including Argentina, Brazil, Colombia and Venezuela. Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Certain countries have experienced severe economic crises, which may still have future effects. As a result, governments may not have the financial resources necessary to implement reforms and foster growth. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on local currencies are likely to have an adverse effect on our customers. Volatility in regional currencies and capital markets could also have an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing, refinancing and expatriation of earnings.

In addition, any changes to the political and economic conditions in certain Latin American countries could materially and adversely impact our future business, operations, financial condition and results of operations. For example, in January 2007, the Venezuelan National Assembly issued an Enabling Law allowing the President of Venezuela to carry out the nationalization of certain businesses in the electricity and energy sectors, as well as Venezuela’s largest telecommunications company, Compañía Anónima Nacional Teléfonos de Venezuela (“CANTV”). CANTV was nationalized in the same year. A statement from the Venezuelan minister of telecommunications and director of the Comisión Nacional de Telecomunicaciones, the country’s telecommunications regulatory authority, has indicated that the nationalization of CANTV does not imply the nationalization of the telecommunications sector as a whole. However, there can be no assurance that such nationalization plans will not also extend to other businesses in the telecommunications sector, including our business. The government has also announced plans to modify the telecommunications law, and we cannot predict the impact of such amendments to our business. In addition, a referendum held on February 15, 2009 approved an amendment to the nation’s constitution, removing presidential term limits.

Inflation and certain government measures to curb inflation in some Latin American countries may have adverse effects on their economies, our business and our operations.

Some Latin American countries have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of these countries. Governmental actions taken in an effort to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty at times in most Latin American countries. These countries may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. In addition, if any of these countries experience high rates of inflation, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures. A high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business and results of operations.

Other Risks

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

As of December 31, 2008, our real estate restructuring reserve aggregated $107 million of continuing building lease obligations and broker commissions, offset by anticipated receipts of $43 million from existing subleases and $50 million from subleases projected to be entered into in the future. Although we believe these estimates to be reasonable, actual sublease receipts could turn out to be materially different than we have estimated.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings in the ordinary course of business or otherwise. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In accordance with FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss (an interpretation of FASB Statement No. 5),” where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, we accrue the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we believe we have adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies. The following is a description of our current material legal proceedings.

AT&T Corp. (SBC Communications) Claim

On November 17, 2004, AT&T’s LEC affiliates commenced an action against us and other defendants in the U.S. District Court for the Eastern District of Missouri. The complaint alleges that we, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic to avoid the payment of interstate and intrastate access charges.

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 million for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. We filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a first amended complaint on February 4, 2005. The first amended complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which is affiliated with us) and re-alleged the same five causes of action. We filed a motion to dismiss the first amended complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the FCC and the FCC has sought comments on the issues referred by the Court. We filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization of the GC Debtors which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, AT&T moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. We filed our response to the motion on March 6, 2006, requesting that the Court deny the motion. On May 31, 2006, the Court entered an order denying plaintiffs’ motion for reconsideration without prejudice. On April 15, 2008, plaintiffs moved to vacate the stay entered by the Court on the grounds of inaction by the FCC. The Court denied the motion to vacate and plaintiffs have requested reconsideration. That request is presently pending before the Court.

Claim by the U.S. Department of Commerce

A claim was filed in our bankruptcy proceedings by the U.S. Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by PCL, our former subsidiary, violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration (“NOAA”). We believe responsibility for the asserted claim rests entirely with our former subsidiary. On November 7, 2003, we and the Global Crossing Creditors’ Committee filed an objection to this claim with the Bankruptcy Court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $14 million. An identical claim that had been filed in the bankruptcy proceedings of PCL was settled in principle in September 2005 and was subsequently approved by the court as part of the PCL plan of reorganization confirmed in an order dated November 10, 2005. We initiated preliminary discussions with the Commerce Department and its Justice Department attorneys as to the impact that settlement has on the claim against us. The Commerce Department continues to consider its position on the matter.

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

Our North American network includes capacity purchased from Qwest on IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on our ability to utilize large portions of our North American network. This litigation was stayed against us pending the effective date of the GC Debtors’ plan of reorganization, and the plaintiffs’ pre-petition claims against us were discharged at that time in accordance with the plan of reorganization. By agreement between the parties, the plan of reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, we could lose our ability to operate large portions of our North American network, although we believe that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which we originally purchased this capacity. As part of a global resolution of all bankruptcy claims asserted against us by Qwest, Qwest agreed to reaffirm its obligations of defense and indemnity to us for the assertions made in this claim. In September 2002, Qwest and certain of the other telecommunication carrier defendants filed a proposed settlement agreement in the U.S. District Court for the Northern District of Illinois. On July 25, 2003, the court granted preliminary approval of the settlement and entered an order enjoining competing class action claims, except those in Louisiana. The settlement and the court’s injunction were opposed by a number of parties who intervened and an appeal was taken to the U.S. Court of Appeals for the Seventh Circuit (“Court of Appeals”). In a decision dated October 19, 2004, the Court of Appeals reversed the approval of the settlement and lifted the injunction. The case has been remanded to the District Court for further proceedings.

Foreign Income Tax Audit

A tax authority in South America issued a preliminary notice of findings based on an income tax audit for calendar years 2001 and 2002. The examiner’s initial findings took the position that we incorrectly documented our importations and incorrectly deducted our foreign exchange losses against our foreign exchange gains on loan balances. An official assessment of $26 million, including potential interest and penalties, was issued in 2005. Due to accrued interest and foreign exchange effects the total exposure has increased to $50 million. We challenged the assessment and commenced litigation in September 2006 to resolve our dispute with the tax authority.

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber-optic cable, which was constructed, owned and operated by PCL. PCL asserts that we and Asia Global Crossing, another former subsidiary of ours, breached our fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by us and Asia Global Crossing Limited on behalf of PCL. To the extent that PCL asserted the foregoing claims were prepetition claims, PCL has settled and released such claims against us.

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

Subsequently (and pursuant to a new scheduling order agreed to by the parties), the parties agreed to hold our motion to dismiss in abatement and PCL agreed not to proceed with its partial summary judgment motion and to file a new summary judgment motion. On June 5, 2006 PCL filed a new motion for partial summary judgment claiming not less than $2 million for revenues for short term leases on PC-1, not less than $6 million in respect of operation and maintenance fees paid to us by our customers for capacity on PC-1 and an unspecified amount to be determined at trial in respect of the Microsoft/ Softbank Claim. We filed a response to that motion on June 26, 2006, together with a cross motion for partial summary judgment on certain of PCL’s administrative claims. On August 28, 2006, PCL replied to our response to PCL’s new motion for partial summary judgment and responded to our cross motion for partial summary judgment. On November 20, 2006, we filed our reply to PCL’s response to our cross motion for partial summary judgment.

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

Impsat Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims (including accrued interest and attorney fees) in excess of $30 million for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts and unpaid performance bonuses as a result of their separation from Impsat shortly after the acquisition of Impsat by us.

We have been in negotiations with the claimants over the amount of their claims and other issues arising out of their departure. In October 2007, a former director and officer commenced litigation seeking to recover damages from us for alleged separation benefits and compensation. We responded seeking dismissal of the claim based on lack of jurisdiction but such defense was rejected by the court and the case has moved to the evidentiary stage. In November 2007, a former officer served us a complaint claiming damages. This case is now in the evidentiary stage. In July 2008, a former officer commenced formal judicial proceedings on his claim and we responded seeking dismissal of the claim based on lack of jurisdiction. Such defense was rejected by the court and the case will now continue. We have timely replied in each case and will be vigorously defending against these claims.

Buenos Aires Antenna Tax Liability

The Government of the City of Buenos Aires (“GCBA”) established a tax applicable to private companies owning antennas with supporting structures, whether in service or not, in the amount set forth in the annual tariff law for the use of the public and private air space (the “Antenna Fees”).

Since September 2003, the GCBA has periodically notified Impsat of the Antenna Fees which aggregates approximately $62 million, including interest, and requested payment. Impsat has administratively disputed each of these notifications and in the administrative proceeding questioned the legality and constitutionality of the tax on various grounds, including that: (1) air rights belong to the owner of the underlying private property and GCBA’s charge for use of privately owned air rights is confiscatory and incompatible with the constitutional right of property; (2) Argentine federal telecommunications law exempts the use and occupation of public air space for the purposes of providing public telecommunications service from any charge; (3) the tax that GCBA is trying to impose is excessive and confiscatory; and (4) the GCBA has significantly overstated the number and height of the antennas owned by Impsat that are subject to the tax. Impsat continues to dispute the Antenna Fees and, to date, no summary collection action has been commenced by GCBA on the unpaid Antenna Fees.

In July 2008, Impsat filed an action in the Argentine Federal Courts in Buenos Aires seeking a declaration that the Antenna Fees are unconstitutional and illegal. The request is still pending. In December 2008, the GCBA amended its regulations and those amendments resulted in a significant reduction in the Antenna Fees. We are working to determine the impact those changes will have on our exposure.

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

In September 2007, an agreement was reached with the prosecution to conditionally suspend the criminal proceedings against our employees, and to have the charges ultimately dismissed. The agreement was approved by the Court on November 28, 2007. In a decision dated February 3, 2009, the conditional suspension of criminal charges was finalized by the Court and all criminal charges against our individual employees have now been dismissed.

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

JV 2 then filed a claim before the Administrative Court requesting the annulment of the termination and seeking a stay of the challenged administrative acts. After the legal term to respond to JV 2’s request had lapsed, JV 2 filed a motion to continue the proceedings in CONATEL’s absence. The Administrative Court denied the motion and accepted CONATEL’s late presentation, opening the proceeding’s evidentiary period. JV2 filed an appeal before the Supreme Court, which was rejected on August 31, 2007. JV2 filed a reinstatement and clarification motion against the Supreme Court’s resolution on September 5, 2007. The Supreme Court dismissed the reinstatement motion and remitted the proceedings back to the Administrative Court on February 4, 2008. The parties were instructed to file evidence in connection with deadlines set forth for the evidentiary period. On May 2, 2008, we timely filed our evidence before the Court.

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

The customer has filed several counterclaims against us alleging various breaches of contract for attempting improperly to terminate service, for improperly blocking international traffic, for violations of the Communications Act of 1934, as amended, and related tort-based claims. We notified the customer that we would be raising our rates and we subsequently filed a motion with the court seeking additional adequate assurance, or an order allowing us to terminate the customer’s service, based upon the rate change. The customer amended its counter claims to assert claims for breach of contract based upon the rate increase.

After the filing of motions and responses, the Court issued an opinion on these matters on July 3, 2008. The Court held that the agreement did not permit us to increase the rates in the manner we did and that we: (a) breached the sales contract in so doing; and (b) are therefore not entitled to additional adequate assurance. The Court did, however, permit us to amend our complaint to plead a rescission claim, which we filed on July 14, 2008. We also filed notices of appeal of these rulings with the United States District Court of the Southern District of New York, but those appeals were ultimately dismissed for untimeliness, without prejudice to later appeals on the merits. In the meantime, the case is continuing in the bankruptcy court with respect to the remaining liability issues and damages in the adversary proceeding. While the customer has alleged damages in amounts that would be very material to us, we believe that we have valid defenses to limit the amount of these damages. The parties exchanged expert reports in 2008 and the matter is presently scheduled for trial in 2009. We have also moved to dismiss the customer’s bankruptcy case for failure to comply with the “small business” provisions of the Bankruptcy Code. That motion is scheduled to be heard by the bankruptcy court on March 5, 2009. Customer has filed an opposition to the motion.

Universal Service Notice of Apparent Liability

On April 9, 2008, the FCC released a Notice of Apparent Liability for Forfeiture finding that subsidiaries of Global Crossing North America, Inc. apparently violated the Communications Act of 1934, as amended, and the FCC’s rules, by willfully and repeatedly failing to contribute fully and timely to the federal Universal Service Fund and the Telecommunications Relay Service Fund. The FCC alleges that, since emergence from bankruptcy, we have had a history of making our contributions to the funds late or, in certain months, making only partial contributions or not making any contributions. The FCC has proposed to assess a forfeiture of approximately $11 million. We believe that it has several defenses to the proposed forfeiture. We and the FCC are attempting to negotiate a resolution and the due date for our response has been held in abeyance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special General Meeting of Shareholders of our company was held on December 10, 2008. The proposal submitted for shareholder approval at the Special General Meeting was approved. The results of the voting were as follows:

Proposal Number and Description	Shares For	Shares Against (or Withheld)	Abstentions	Broker Non-Votes
1. Proposal to approve the 2003 Global Crossing Limited Stock Incentive Plan, as amended, to increase by 8 million shares the number of authorized shares of Global Crossing common stock reserved for issuance under the plan.	51,341,870	15,598,655	26,142		N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

The table below sets forth, on a per share basis for the periods indicated the intra-day high and low sales prices for GCL’s common shares as reported by the Nasdaq Global Market for each quarter of 2007 and 2008.

	High	Low
First Quarter 2007	$30.85	$22.73
Second Quarter 2007	$30.65	$18.37
Third Quarter 2007	$22.55	$16.62
Fourth Quarter 2007	$23.98	$16.94

First Quarter 2008	$24.75	$15.04
Second Quarter 2008	$20.20	$14.85
Third Quarter 2008	$19.49	$14.37
Fourth Quarter 2008	$15.45	$4.59

There were 119 shareholders of record of GCL’s common stock on February 17, 2009.

Dividends

GCL has not declared or paid dividends on its common stock, and we do not expect it to do so for the foreseeable future. The payment of future dividends, if any, will be at the discretion of GCL’s board of directors and will depend upon, among other things, our liquidity, operations, capital requirements and surplus, general financial condition, contractual restrictions (including the preferential cumulative dividend rights of the holders of GCL’s preferred shares), restrictions under Bermuda law, and such other factors as our board of directors may deem relevant. In addition, covenants in our financing agreements significantly restrict GCL’s ability to pay cash dividends on its capital stock and also restrict the ability of GCL’s subsidiaries to transfer funds to GCL in the form of cash dividends, loans or advances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness,” for a discussion of such restrictions.

Description of Global Crossing Equity Securities

GCL is authorized to issue 110,000,000 common shares and 45,000,000 preferred shares. Pursuant to the GC Debtors’ plan of reorganization, on December 9, 2003, GCL issued 15,400,000 common shares to our pre-petition creditors and 6,600,000 common shares and 18,000,000 preferred shares to a subsidiary of ST Telemedia. 18,000,000 common shares were reserved for the conversion of ST Telemedia’s preferred shares. On May 30, 2006, GCL issued an additional 12 million shares and $144 million aggregate principal amount of 5% Convertible Notes in a public offering. The 5% Convertible Notes are convertible into 43.5161 common shares per $1,000 principal of notes (subject to adjustment) at any time at the election of the holders of such notes. Through February 17, 2009, approximately 6.1 million additional common shares have been issued under the 2003 Global Crossing Limited Stock Incentive Plan (the “2003 Stock Incentive Plan”), which is filed as an exhibit to this annual report on Form 10-K. As of February 17, 2009, stock options and restricted stock units covering approximately 8.6 million common shares remained outstanding under the 2003 Stock Incentive Plan (including restricted stock units covering the 4.7 million shares being paid in connection with our 2008 bonus program), and approximately an additional 4.3 million common shares are reserved for future awards to be granted under the plan. In addition, on August 27, 2007, STT Crossing Ltd effectively converted the $250 million of senior secured mandatory convertible notes then held by it into approximately 16.58 million shares of common stock. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” Such issuance of common shares to STT Crossing was effected through a private placement under Section 4(2) of the Securities Act.

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

Equity Compensation Plan Information

Table of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights[1]	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,351,655	$11.55	9,556,886
Equity compensation plans not approved by security holders	—	—	—

Total	3,351,655	$11.55	9,556,886

[1]

The weighted-average exercise price does not take into account the shares issuable upon vesting of 1,219,141 outstanding restricted stock unit awards and 1,170,100 performance share awards, which have no exercise price.

Purchases of Equity Securities

The following table sets forth the indicated information for all purchases made by or on behalf of us of our common stock during 2008. All such purchases were made to comply with tax withholding requirements related to the vesting or exercise of stock-based awards granted to participants under the 2003 Global Crossing Limited Stock Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2008	210	$21.28	0	0
February 2008	0	$0.00	0	0
March 2008	83,650	$17.47	0	0
April 2008	0	$0.00	0	0
May 2008	1,963	$17.57	0	0
June 2008	93,200	$19.94	0	0
July 2008	258	$17.30	0	0
August 2008	0	$0.00	0	0
September 2008	0	$0.00	0	0
October 2008	0	$0.00	0	0
November 2008	0	$0.00	0	0
December 2008	10,031	$7.94	0	0

Total	189,312	$16.92	0	0

ITEM 6. SELECTED FINANCIAL DATA

The table below presents our selected consolidated financial data as of and for the five years ended December 31, 2008. The historical financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 have been derived from the historical consolidated financial statements presented elsewhere in this annual report on Form 10-K and should be read in conjunction with such consolidated financial statements and accompanying notes.

Upon emergence from bankruptcy on December 9, 2003, we adopted fresh start accounting. As a result, the historical financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 reflect settlements of various third-party disputes and revised estimated liabilities for certain contingencies related to periods prior to our emergence from Chapter 11 proceedings. We accounted for these contingencies in accordance with AICPA Practice Bulletin 11-”Accounting for Pre-confirmation Contingencies in Fresh Start Reporting” and recorded net gains on the settlements and/or changes in estimated liabilities.

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
	(in millions, except share and per share information)
Statements of Operations data:
Revenue	$2,592	$2,261	$1,871	$1,968	$2,487
Cost of revenue	(1,818)	(1,722)	(1,578)	(1,676)	(2,200)
Selling, general and administrative expenses	(501)	(416)	(342)	(412)	(416)
Depreciation and amortization	(326)	(264)	(163)	(142)	(164)
Operating loss	(53)	(141)	(212)	(262)	(293)
Interest expense	(169)	(171)	(106)	(99)	(45)
Net gain on pre-confirmation contingencies	10	33	32	36	29
Provision for income taxes	(49)	(63)	(67)	(63)	(56)
Loss from continuing operations	(277)	(306)	(324)	(363)	(311)
Income (loss) from discontinued operations, net	—	—	—	9	(25)
Loss applicable to common shareholders	(281)	(310)	(327)	(358)	(340)
Loss per common share, basic:
Loss from continuing operations applicable to common shareholders, basic	$(5.04)	$(7.30)	$(10.50)	$(16.34)	$(14.31)

Loss applicable to common shareholders, basic	$(5.04)	$(7.30)	$(10.50)	$(15.94)	$(15.45)

Shares used in computing basic loss per share	55,771,867	42,461,853	31,153,152	22,466,180	22,002,858

Loss per common share, diluted:
Loss from continuing operations applicable to common shareholders, diluted	$(5.04)	$(7.30)	$(10.50)	$(16.34)	$(14.31)

Loss applicable to common shareholders, diluted	$(5.04)	$(7.30)	$(10.50)	$(15.94)	$(15.45)

Shares used in computing diluted loss per share	55,771,867	42,461,853	31,153,152	22,466,180	22,002,858

	December 31,
	2008	2007	2006	2005	2004
	(in millions)
Balance Sheet data:
Cash and cash equivalents	$360	$397	$459	$224	$365
Working capital	(153)	(114)	(99)	(252)	(57)
Property and equipment, net	1,300	1,467	1,132	963	1,065
Goodwill and intangibles, net	172	193	26	—	14
Total assets	2,350	2,667	2,055	1,590	1,928
Short Term and Long term debt (including current portion)	1,175	1,275	948	649	652
Capital leases (including current portion)	145	177	138	76	102
Total shareholders’ equity (deficit)	(267)	(63)	(195)	(173)	51

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Cash flow data:
Net cash provided by (used in) operating activities	$203	$(16)	$(70)	$(114)	$(191)
Net cash used in investing activities	(146)	(330)	(157)	(4)	(64)
Net cash provided by (used in) financing activities	(75)	283	455	(15)	411
Effect of exchange rate changes on cash and cash equivalents	(19)	1	7	(8)	6

In reading the above selected historical financial data, please note the following:

•

On May 9, 2007, we acquired Impsat for cash of $9.32 per share of Impsat common stock, representing a total equity value of approximately $95 million. The total purchase price including direct costs of acquisition was approximately $104 million. Impsat is a leading Latin American provider of IP, hosting and value-added data solutions. As a result of the acquisition, we are able to provide greater breadth of services and coverage in the Latin American region and enhance our competitive position as a global service provider. The results of Impsat’s operations have been included in our results commencing May 9, 2007. Due to the purchase, we recorded a $27 million non-cash, non-taxable gain from the deemed settlement of pre-existing arrangements.

•

During 2007, we raised significant capital through the issuance of debt. On February 14, 2007, GC Impsat, a wholly owned subsidiary, issued $225 million in aggregate principal amount of 9.875% senior notes due February 15, 2017. On May 9, 2007, we entered into the Term Loan Agreement with Goldman Sachs Credit Partners L. P. and Credit Suisse Securities (USA) LLC pursuant to which we borrowed $250 million on that date and on June 1, 2007 amended the Term Loan Agreement to provide for the borrowing of an additional $100 million on that date. Also, in conjunction with the recapitalization pursuant to which we entered into the Term Loan Agreement, on August 27, 2007, STT Crossing Ltd. converted $250 million original principal amount of mandatorily convertible notes due December 2008 (the “Mandatorily Convertible Notes”) into approximately 16.58 million shares of common stock. We recorded a $30 million inducement fee related to the early conversion of STT Crossing Ltd. debt to equity in other income (expense), net.

•

During 2007, we released a contingent liability and interest accrued on that liability as a result of a tax court dismissing the claim and recorded a $27 million net gain on settlement of pre-conformation contingencies and an $8 million reduction in interest expense.

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

•	The consolidated statement of operations data for 2004 and 2005 reflect the results of Global Marine and SB Submarine Systems Company Ltd. (“SBSS”) as discontinued operations. In 2004 Global Marine was sold for consideration of $1 million, resulting in no gain on the sale. In 2005 we completed the transfer of our interest in SBSS for consideration of $14 million, resulting in a gain of $8 million on the sale.

•

Restructuring plans resulting in employee terminations, closing of real estate facilities, and cancellation of contracts have resulted in significant restructuring charges (credits). Excluding those related to acquired businesses which are included as liabilities assumed in our purchase price, we have recorded restructuring charges (credits) of $3 million, $(30) million, $(4) million, $18 million and $15 million in the results from operations above in 2008, 2007, 2006, 2005 and 2004, respectively. These charges (credits) are included in selling, general and administrative expenses. See further discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Executive Summary

Overview

We are a global communications service provider, serving many of the world’s largest corporations and many other telecommunications carriers, providing a full range of IP and managed data and voice products and services. Our network delivers services to more than 690 cities in more than 60 countries and six continents around the world. We operate as an integrated global services provider with operations in North America, Europe, Latin America and a portion of the Asia/Pacific region, providing services that support a migration path to a fully converged IP environment. The vast majority of our revenue is generated from monthly services.

As a result of the May 9, 2007 acquisition of Impsat (see Note 4, “Acquisitions,” to the accompanying consolidated financial statements) and the establishment of a business unit management structure, we now report our financial results based on three separate operating segments: (i) the GCUK Segment which provide services to customers primarily based in the U.K.; (ii) the GC Impsat Segment which provide services to customers in Latin America; and (iii) the Rest of World Segment or ROW Segment which represents all our operations outside of the GCUK Segment and the GC Impsat Segment and operates primarily in North America, with smaller operations in Europe, Latin America, and Asia and includes our subsea fiber network. Prior to the Impsat acquisition, our operating segments were based on product and customer groupings rather than geographic region. Specifically, our operating segments before the Impsat acquisition were “enterprise, carrier data and indirect channels” (also referred to as “invest and grow” in our press releases pertaining to financial results), “carrier voice” and “consumer voice.” These groupings are now considered sales channels within our geographic operating segments. See below in this Item 7 and Note 23, “Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K for further information regarding our operating segments.

Industry, Strategy and Certain Key Risks

As described more fully in Item 1, “Business—Business Strategy,” our strategy calls for a continued focus on and investment in our target enterprise, carrier data and indirect sales channel, thereby capitalizing on anticipated continued growth in the demand for global bandwidth and IP services. We believe we are well positioned to take advantage of ongoing changes in the telecommunications industry, including globalization and industry consolidation, which we expect to result in increased demand from customers seeking network diversity and redundancy from a supplier who can meet their requirements worldwide.

For 2009, we have set a number of operational objectives which we believe will help enhance revenue growth (on a constant currency basis) and/or profitability. We are implementing actions to improve our cost structure including unpaid leave where permitted by local regulations and suspension of matching contributions under our defined contribution retirement savings plan in the United States. We will continue to focus strongly on customer loyalty, by driving enhancements to ensure superior customer service. We also will continue to focus on motivating our employees, since they are critical to our differentiation and ability to meet our other objectives. In addition, we intend to invest in products and services by augmenting capacity and selectively bringing new products to market, such as hosted IP telephony and Ethernet services, while enhancing our flagship VPN and VoIP offerings.

Successful execution of these objectives is subject to numerous risks and uncertainties, including the risks described in Item 1A, “Risk Factors,” above. In particular:

•	It becomes more difficult to continue to improve our cost structure in the short term as the opportunities for further savings decreases due to the success of past savings initiatives.

•

Cost savings initiatives put a strain on our existing employees and make it more challenging to foster an engaged and enthusiastic workforce. Customer service, which is a critical component of our value proposition, could suffer if employee engagement were to deteriorate.

•

Our ability to generate positive cash flow over the long term is predicated on significant revenue growth in our target enterprise, carrier data and indirect sales channel, together with associated economies of scale. Although we have experienced consistent growth in this sales channel since we first announced the shift in our business focus in late 2004, there can be no assurance that such growth will continue. The current slowdown in economic conditions in the US. and elsewhere could temper our growth, although the value we offer prospective customers could attract business in a cost-saving environment.

•

Although we have significant cash on hand, if the operating and capital expenses required to support our growth turn out to be greater than anticipated or if anticipated growth is not achieved, we may be unable to improve our cash flows. If our cash flows do not improve, we would need to arrange additional financing which may not be available on acceptable terms or at all, particularly given current conditions in the credit markets. See “—Liquidity and Capital Resources,” below.

2008 Highlights

During 2008, revenues from our enterprise, carrier data and indirect sales channel, which is the primary focus of our business strategy, increased $370 million or 21% to $2,164 million from $1,794 million in 2007. This increase was primarily the result of the inclusion of Impsat in our results since May 9, 2007 (which increased $199 million to $459 million from $260 million, a 77% increase from the prior year) and higher revenues at our ROW and GCUK Segments (which together increased $171 million to $1,705 million from $1,534 million, a 11% increase from the prior year), driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets. In addition, currency movements in 2008 compared with 2007 adversely impacted consolidated revenue by $15 million, with an adverse currency impact on our GCUK Segment being partially offset by positive currency impacts on our GC Impsat and ROW Segments.

During 2008, we posted a net operating loss of $53 million, generated $203 million of cash provided by operating activities and had a net decrease in cash and cash equivalents of $37 million. Our cash flows included the following significant items: (i) a decrease in restricted cash and cash equivalents of $31 million primarily resulting from releasing the $22 million debt service reserve account for the GC Impsat Notes, which decrease benefited unrestricted cash balances; (ii) a decrease of $19 million resulting from the effect of exchange rate changes on our cash and cash equivalents due to the appreciation of the U.S. Dollar against certain foreign currencies in which we held significant cash balances; and (iii) the receipt of $146 million of cash from the sale of IRUs and prepayment of services, which significantly exceeded our expectations.

2009 Outlook

On a constant currency basis, we expect revenue to grow in the mid-to-high single digit percentage range in 2009. We expect this growth to come from our enterprise, carrier data and indirect sales channel as a result of acquiring new customers and increased sales to existing customers. We expect our carrier voice sales channel revenue to decline in the mid-to-high single digit percentage range. The resulting shift in revenues from our low margin carrier voice sales channel to our much higher margin enterprise, carrier data and indirect sales channel, as well as the impact of ongoing access costs savings initiatives, are expected to result in an improved overall gross margin percentage.

Real estate, network and operations and selling, general and administrative expenses are expected to decrease during 2009 relative to 2008 as the U.S. Dollar value of expenditures in foreign currencies decreases as a result of the depreciation in the values of those currencies relative to the U.S. Dollar that occurred in the later part of 2008 and early 2009. On a constant currency basis, we expect these expenses to remain relatively flat or to decrease modestly in 2009 as a result of the actions noted above to improve our cost structure.

In the short-term, we expect cash provided by operating activities to exceed purchases of property and equipment. This expectation is based in part on raising financing for such property and equipment from vendors and others comparable to those arranged in 2008. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. This could prove more difficult given current adverse conditions in the credit markets.

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

Allowance for Doubtful Accounts

During each reporting period we must make estimates for potential losses resulting from the inability of our customers to make required payments. We analyze our reserve requirements using several factors, including the length of time the receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate, and current industry trends. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on accounts not subject to specific review utilizing the factors previously mentioned. We have historically experienced significant changes month to month in reserve level requirements. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and CLECs, the collectability of receivables and creditworthiness of customers may become more difficult and unpredictable. Changes in the financial viability of significant customers and worsening of economic conditions may require changes to our estimate of the recoverability of the receivables. In some cases receivables previously written off are recovered through litigation, negotiations, settlements and judgments and are recognized as a reduction in bad debt expense in the period realized. Appropriate adjustments are recorded to the period in which these changes become known. The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimation and assumption.

Cost of Access Expense and Accruals

Our cost of access primarily comprises charges for leased lines for dedicated facilities and usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic. Our policy is to record access expense as services are provided by vendors.

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

We performed annual impairment reviews of the goodwill acquired as part of the Fibernet and Impsat acquisitions in accordance with Statement of Financial Accounting Standards (“SFAS”) No 142, “Goodwill and Other Intangible Assets.” The impairment reviews compared the fair value of the reporting units, using a discounted cash flow analysis, to their carrying values, including allocated goodwill. The results of the reviews indicate that no impairment exists as the fair value of all reporting units exceeded their carrying values, including allocated goodwill.

As a result of continued operating losses and negative cash flows during 2008, management performed a recoverability test of our long-lived assets as of December 31, 2008. The results of the test indicate that no impairment of our long-lived assets existed as of December 31, 2008.

Taxes

At each period end, we must make certain estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The impact of these revisions is recorded in income tax expense or benefit in the period in which they become known.

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

See “Recently Issued Accounting Pronouncements” in this item for the impact to accounting for income taxes as a result of the adoption of new accounting pronouncements.

Restructuring

We have engaged in restructuring activities, which require us to make significant judgments and estimates in determining restructuring charges, including, but not limited to, future severance costs and other employee separation costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and changes in such estimates, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations. The undiscounted “2003 and Prior Restructuring Plans” reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $107 million as of December 31, 2008), offset by anticipated receipts from existing and future third-party subleases. As of

December 31, 2008, anticipated third party receipts were $93 million, representing $43 million from subleases already entered into and $50 million from subleases projected to be entered into in the future. A significant amount of judgment is involved in determining the amount and timing of these projected subleases. We continue to review our anticipated costs and third party sublease payments on a quarterly basis and record adjustments for changes in these estimates in the period such changes become known. For further information related to our restructuring activities, see “Restructuring Activities” in this Item and Note 3, “Restructuring,” to the accompanying consolidated financial statements.

Stock-Based Compensation

We follow SFAS No. 123R, “Share Based Payment” (“SFAS 123R”) to account for stock-based compensation. SFAS 123R requires all share-based awards granted to employees to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the fair value provisions of SFAS No. 123R, the fair value of each stock-based compensation award is estimated at the date of grant. We estimate the fair value of stock-based compensation awards using current market price for restricted stock units and using the Black-Scholes option pricing model for stock options. We recognize stock compensation expense based on the number of awards expected to vest. Certain stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period). The fair value of the awards is determined using a single expected life for the entire award (the average expected life for the awards that vest on different dates). We recognize the related compensation cost of such awards on a straight-line basis; provided that the amount amortized at any given date may be no less than the portion of the award vested as of such date.

For a description of our stock-based compensation programs, see Note 18, “Stock-Based Compensation”, to the accompanying consolidated financial statements included in this annual report on Form 10-K.

Assessment of Loss Contingencies

We have legal, tax and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 21, “Commitments, Contingencies and Other,” to the accompanying consolidated financial statements.

Results of Operations for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Consolidated Results

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007
	(in millions)
Revenue	$2,592	$2,261	$331	15%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,211)	(1,146)	65	6%
Real estate, network and operations	(406)	(385)	21	5%
Third party maintenance	(107)	(103)	4	4%
Cost of equipment sales	(94)	(88)	6	7%

Total cost of revenue	(1,818)	(1,722)
Selling, general and administrative	(501)	(416)	85	20%
Depreciation and amortization	(326)	(264)	62	23%

Operating loss	(53)	(141)
Other income (expense):
Interest income	10	21	(11)	(52)%
Interest expense	(169)	(171)	(2)	(1)%
Other income (expense), net	(26)	15	(41)	NM

Loss before preconfirmation contingencies and provision for income taxes	(238)	(276)
Net gain on preconfirmation contingencies	10	33	(23)	(70)%

Loss before provision for income taxes	(228)	(243)
Provision for income taxes	(49)	(63)	(14)	(22)%

Net loss	(277)	(306)
Preferred stock dividends	(4)	(4)	—	NM

Loss applicable to common shareholders	$(281)	$(310)

NM—Zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of significant variances:

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)
	(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$588	$572	$16	3%
Carrier voice	11	10	1	10%

	$599	$582	$17	3%

GC Impsat
Enterprise, carrier data and indirect sales channel	$459	$260	$199	77%
Carrier voice	9	6	3	50%
Intersegment revenues	7	3	4	133%

	$475	$269	$206	77%

ROW
Enterprise, carrier data and indirect sales channel	$1,117	$962	$155	16%
Carrier voice	404	446	(42)	(9)%
Other	4	5	(1)	(20)%
Intersegment revenues	11	9	2	22%

	$1,536	$1,422	$114	8%

Intersegment eliminations	(18)	(12)	(6)	(50)%

Consolidated revenues	$2,592	$2,261	$331	15%

Our consolidated revenues are separated into sales channels based on our target markets and sales structure: (i) enterprise, carrier data and indirect sales channel and (ii) carrier voice.

The enterprise, carrier data and indirect sales channel consists of: (i) the provision of voice, data and collaboration services to all customers other than carriers and consumers; (ii) the provision of data products, including IP, transport and capacity services, to carrier customers; and (iii) the provision of voice, data and managed services to or through business relationships with other carriers, sales agents and system integrators. The carrier voice sales channel consists of the provision of predominantly United States domestic and international long distance voice services to carrier customers.

During 2008, we transferred our legacy Brazilian and Chilean operations from the ROW Segment to the GC Impsat Segment. As these transfers were between entities under common control, we have retroactively restated the GC Impsat Segment results to include the results of the Brazilian and Chilean operations and removed the results of the Brazilian and Chilean operations from the ROW Segment for all applicable periods presented. We anticipate transferring our Argentine operations from the ROW Segment to the GC Impsat Segment during 2009 in a continuing effort to streamline our operations.

Our consolidated revenue increased in 2008 compared with 2007 as a result of higher revenue at all of our segments. Our consolidated revenue increased in 2008 compared with 2007 primarily as a result of higher revenue at our GCUK and ROW Segments, and the inclusion of Impsat in our results since May 9, 2007. Revenue growth reflected strong demand across all of our segments for broadband lease, enterprise voice services and IP VPN and other data products. In addition, ROW Segment revenue growth reflected strong demand for our collaboration services. These increases were partially offset by decreased carrier voice revenue primarily as a result of decreases in our average pricing for our U.S. domestic long distance voice services at our ROW Segment. Our average pricing related to U.S. domestic long distance voice services declined in 2008 compared with 2007, while our sales volumes for these services increased. We expect our carrier voice sales channel revenue to decline in the mid-to-high single digit percentage range in 2009 as we continue to manage the business for margin. In addition, currency movements in 2008 compared with 2007 adversely impacted consolidated revenue by $15 million, with an adverse currency impact on our GCUK Segment being partially offset by positive currency impacts on our GC Impsat and ROW Segments.

Our sales order levels, which are a key indicator of continuing strength in customer demand for our services, remained at healthy levels during 2008. Average monthly estimated gross values for sales orders were similar in 2008 compared to 2007. Average monthly estimated gross values, on a constant currency basis, for the fourth quarter of 2008 decreased approximately 10% from the average value for the entire year with most of the decrease attributable to North American enterprise sales. This metric is used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired, and they exclude the effects of attrition, the replacement of existing services with new services, and credits.

See “Segment Results” in this Item 7 for further discussion of results by segment.

Cost of Revenue. Cost of revenue primarily includes the following: (i) cost of access, including usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (ii) real estate, network and operations charges which include (a) employee-related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees directly attributable to the operation of our network, (b) real estate expenses for all non-restructured technical sites, and (c) other non-employee related costs incurred to operate our network, such as license and permit fees and professional fees; (iii) third party maintenance costs incurred in connection with maintaining the network; and (iv) cost of equipment sales, which includes the software, hardware and equipment sold to our customers.

Cost of Access

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)
	(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$175	$161	$14	9%
Carrier voice	8	8	—	NM
Intersegment cost of access	1	—	1	NM

	$184	$169	$15	9%

GC Impsat
Enterprise, carrier data and indirect sales channel	$98	$62	$36	58%
Carrier voice	7	4	3	75%
Intersegment cost of access	10	9	1	11%

	$115	$75	$40	53%

ROW
Enterprise, carrier data and indirect sales channel	$564	$518	$46	9%
Carrier voice	358	392	(34)	(9)%
Other	1	1	—	NM
Intersegment cost of access	6	2	4	200%

	$929	$913	$16	2%

Intersegment eliminations	(17)	(11)	(6)	(55)%

Consolidated cost of access	$1,211	$1,146	$65	6%

Cost of access increased in 2008 compared with 2007 primarily driven by increases in revenue in the enterprise, carrier data and indirect sales channel business of our GCUK and ROW Segments, as well as the inclusion of Impsat in our results since May 9, 2007. Included in our cost of access for 2008 and 2007 was $105 million and $66 million, respectively related to Impsat (net of intersegment cost of access). The increase in cost of access was moderated by: (i) our cost reduction initiatives to optimize access network costs and effectively lower unit prices and (ii) lower carrier voice sales revenue in our ROW Segment. In addition, currency movements in 2008 compared with 2007 favorably impacted our consolidated cost of access expense by $2 million in 2008 compared with 2007, with a favorable impact on our GCUK Segment being partially offset by unfavorable impacts on our GC Impsat and ROW Segments.

Real Estate, Network and Operations. Real estate, network and operations increased in 2008 compared with 2007 primarily due to an increase of $18 million resulting from including Impsat in our results since May 9, 2007 and a $17 million increase in real estate costs primarily driven by higher facilities rent, facilities maintenance and utilities expense. The higher facilities rent resulted primarily from our decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve into productive operating assets in connection with the establishment of our European collocation business. The increase in real estate, network and operations in 2008 compared with 2007 was partially offset by decreases in salaries and benefits of $9 million, primarily as a result of headcount reductions at our GCUK and ROW Segments under the May 10, 2007 restructuring plan.

Third Party Maintenance. Third party maintenance increased in 2008 compared with 2007 primarily due to the inclusion of Impsat in our results since May 9, 2007, partially offset by lower GCUK Segment third party maintenance resulting from renegotiation of certain contracts.

Cost of Equipment Sales. Cost of equipment sales increased in 2008 compared with 2007 primarily due to including Impsat in our results since May 9, 2007 and higher managed services sales at our GCUK Segment. This increase was partially offset by decreased equipment sales volume at our ROW Segment and a $5 million beneficial effect of foreign currency movements at our GCUK Segment.

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

The increase in SG&A in 2008 compared with 2007 was primarily due to an increase of $57 million resulting from including Impsat in our results since May 9, 2007, and higher facilities restructuring expenses of $43 million, primarily driven by a release of restructuring reserves during 2007 due to the settlement and termination of existing real estate lease agreements for technical facilities and the decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our European collocation business. This increase in SG&A was partially offset by lower severance-related restructuring charges of $10 million, primarily driven by restructuring charges recorded in 2007 due to the May 10, 2007 restructuring plan.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of property and equipment, including leased assets, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in 2008 compared with 2007 primarily due to: (i) amortization of acquired intangible assets related to the Impsat acquisition; (ii) an increased asset base as a result of fixed asset additions, including assets recorded under capital leases; and (iii) the inclusion of Impsat’s results in our results since May 9, 2007.

Interest income. The decrease in interest income in 2008 compared with 2007 was the result of lower average cash balances and lower interest rates.

Interest Expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities, amortization of deferred finance costs and interest on late payments to vendors. The decrease in interest expense in 2008 compared with 2007 was primarily a result of: (i) decreased interest resulting from STT Crossing Ltd.’s effective conversion of its $250 million original principal amount of Mandatorily Convertible Notes into approximately 16.58 million shares of common stock on August 27, 2007 and (ii) lower interest related to our pound sterling denominated GCUK Notes due to beneficial foreign currency movements. The decrease in interest expense for 2008 compared with 2007 as described above was mostly offset by including for a full period interest on the $350 million term loan incurred by us during the second quarter of 2007 and the GC Impsat Notes issued by GC Impsat on February 14, 2007, as well as increased interest related to capital leases and other miscellaneous debt.

Other Expense, Net. Other expense, net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. Other expense, net increased in 2008 compared with 2007 primarily as a result of: (i) recording net foreign exchange losses in 2008 compared with net foreign exchange gains in 2007 and (ii) recording in the prior year period a $27 million non-cash, non-taxable gain from deemed settlement of pre-existing arrangements with Impsat on the date of acquisition. This increase in other expense, net was partially offset by: (i) expensing in the prior year period a $30 million inducement fee related to the early conversion of STT debt to equity; (ii) expensing in the prior year period $10 million of deferred financing fees related to both: (a) a Bank of America working capital facility, which was retired during the second quarter of 2007 and (b) a bridge loan commitment which was terminated upon issuance of the GC Impsat Notes; and (iii) recording in 2008 a $4 million gain on the sale of land.

Net Gain on Pre-confirmation Contingencies. During 2008 and 2007, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from chapter 11 proceedings. We have accounted for these in accordance with AICPA Practice Bulletin 11—Accounting for Pre-confirmation Contingencies in Fresh Start Reporting and recorded a net gain on the settlements and changes in estimated liabilities. The most significant gains are related to changes in estimated liabilities for income and non-income tax contingencies and settlements with certain tax authorities. Included in the 2008 net gain on pre-confirmation contingencies is a gain of $4 million related to the release of an accrual for a contingent liability to a government authority in South America. Included in the 2007 net gain on pre-confirmation contingencies was a gain of $27 million related to the release of a contingent liability for a claim made by a tax authority in South America.

Provision for Income Taxes. The decrease in the provision for income taxes in 2008 compared with 2007 was a result of beneficial foreign exchange effects in certain jurisdictions during 2008, and a $9 million valuation allowance recorded against our U.K. deferred tax assets during 2007. This decrease was partially offset by including Impsat in our results for the full year in 2008, and increased taxable income in various jurisdictions due to growth in revenue. During 2008 and 2007, we realized $5 million and $4 million, respectively, of tax benefits resulting from the use of deferred tax assets acquired as part of the Impsat acquisition. These deferred tax assets had been subject to a full valuation allowance. As such, the reversal of the valuation allowance has been recorded as a reduction of goodwill, in accordance with SFAS 109 (see Note 15, “Income Tax” to the accompanying consolidated financial statements).

Provision for income taxes related to fresh start accounting for deferred tax benefits realized after our emergence from bankruptcy does not result in cash taxes. This non-cash tax provision was $30 million and $41 million for the years ended December 31, 2008 and 2007, respectively.

See “Recently Issued Accounting Pronouncements” in this item for the impact to accounting for income taxes as a result of the adoption of new accounting pronouncements.

Results of Operations for the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Consolidated Results

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007	2006
	(in millions)
Revenue	$2,261	$1,871	$390	21%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,146)	(1,120)	26	2%
Real estate, network and operations	(385)	(303)	82	27%
Third party maintenance	(103)	(90)	13	14%
Cost of equipment sales	(88)	(65)	23	35%

Total cost of revenue	(1,722)	(1,578)
Selling, general and administrative	(416)	(342)	74	22%
Depreciation and amortization	(264)	(163)	101	62%

Operating loss	(141)	(212)
Other income (expense):
Interest income	21	17	4	24%
Interest expense	(171)	(106)	65	61%
Other income, net	15	12	3	25%

Loss before preconfirmation contingencies and provision for income taxes	(276)	(289)
Net gain on preconfirmation contingencies	33	32	1	3%

Loss before provision for income taxes	(243)	(257)
Provision for income taxes	(63)	(67)	(4)	(6)%

Net loss	(306)	(324)
Preferred stock dividends	(4)	(3)	1	33%

Loss applicable to common shareholders	$(310)	$(327)

Discussion of significant variances:

Revenue.

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007 (as restated)	2006 (as restated)
	(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$572	$442	$130	29%
Carrier voice	10	8	2	25%

	$582	$450	$132	29%

GC Impsat
Enterprise, carrier data and indirect sales channel	$260	$22	$238	NM
Carrier voice	6	—	6	NM
Intersegment revenues	3	—	3	NM

	$269	$22	$247	NM

ROW
Enterprise, carrier data and indirect sales channel	$962	$785	$177	23%
Carrier voice	446	606	(160)	(26)%
Other	5	8	(3)	(38)%
Intersegment revenues	9	1	8	NM

	$1,422	$1,400	$22	2%

Intersegment eliminations	$(12)	$(1)	(11)	NM

Consolidated revenues	$2,261	$1,871	$390	21%

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

See “Segment Results” in this Item 7 for further discussion of results by segment.

Cost of Revenue.

Cost of access

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2007 (as restated)	2006 (as restated)
	(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$161	$131	$30	23%
Carrier voice	8	8	—	NM

	$169	$139	$30	22%

GC Impsat
Enterprise, carrier data and indirect sales channel	$62	$5	$57	NM
Carrier voice	4	—	4	NM
Intersegment cost of access	9	1	8	NM

	$75	$6	$69	NM

ROW
Enterprise, carrier data and indirect sales channel	$518	$440	$78	18%
Carrier voice	392	535	(143)	(27)%
Other	1	1	—	NM
Intersegment cost of access	2	—	2	NM

	$913	$976	$(63)	(6)%

Intersegment eliminations	(11)	(1)	(10)	NM

Consolidated cost of access	$1,146	$1,120	$26	2%

Cost of access increased in 2007 compared with 2006 primarily driven by increases in access charges in our GCUK, GC Impsat and ROW Segments’ enterprise, carrier data and indirect sales channel. The increase in cost of access is due primarily to inclusion of Fibernet and Impsat in our results since October 11, 2006 and May 9, 2007, respectively, and the cost to support the ROW Segment enterprise, carrier data and indirect sales channel revenue growth. Included in our consolidated cost of access were $20 million and $6 million related to Fibernet for 2007 and 2006, respectively, and $66 million and $5 million related to Impsat (net of intersegment cost of access) for 2007 and 2006, respectively. This increase was partially offset by: (i) our cost reduction initiatives to optimize the access network and effectively lower unit prices and (ii) lower carrier voice sales volume in our ROW Segment.

Real Estate, Network and Operations. Real estate, network and operations increased in 2007 compared with 2006 primarily due to: (i) a $20 million increase in salaries and benefits as a result of increased average headcount and salary increases; (ii) a $16 million increase in stock and cash compensation primarily as a result of the retention and motivation awards granted to employees in 2007 and accruing the 2007 annual bonus program at a higher rate than 2006; (iii) an increase of $6 million resulting from including Fibernet in our results since October 11, 2006; and (iv) an increase of $31 million resulting from including Impsat in our results since May 9, 2007.

Third Party Maintenance. Third party maintenance increased in 2007 compared with 2006 primarily due to the inclusion of Fibernet and Impsat in our results since October 11, 2006 and May 9, 2007, respectively.

Cost of Equipment Sales. Cost of equipment sales increased in 2007 compared with 2006 primarily due to increased equipment, conferencing and managed services sales.

Selling, General and Administrative Expenses. The increase in SG&A in 2007 compared with 2006 was primarily due to: (i) a $13 million increase in salaries and benefits primarily as a result of salary increases and increased sales commissions due to increased revenues; (ii) a $14 million increase in stock and cash compensation primarily as a result of the retention and motivation awards granted to employees in 2007 and accruing the 2007 annual bonus program at a higher rate than 2006; (iii) an increase of $5 million resulting from including Fibernet in our results since October 11, 2006; (iv) an increase of $69 million resulting from including Impsat in our results since May 9, 2007; and (v) an increase in employee related restructuring charges of $11 million primarily due to the May 10, 2007 restructuring plan. This increase was partially offset primarily by a decrease in real estate related restructuring charges of $36 million predominantly due to accrual reversals resulting from the settlement and termination of existing real estate lease agreements for technical facilities during 2007 and the decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our European collocation business.

Depreciation and Amortization. Depreciation and amortization increased in 2007 compared with 2006 primarily due to: (i) an increased asset base as a result of fixed asset additions, including assets recorded under capital leases; (ii) amortization of acquired intangible assets related to the Fibernet and Impsat acquisitions; (iii) inclusion of Fibernet’s results in our results since October 11, 2006 and (iv) inclusion of Impsat’s results in our results since May 9, 2007.

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

Other Income, Net. Other income, net increased in 2007 compared to 2006 primarily as a result of recording in 2007 a $27 million non-cash, non-taxable gain from the deemed settlement of pre-existing arrangements with Impsat on the date of its acquisition as well as from recording in 2007 foreign exchange gains compared to foreign exchange losses in 2006. Higher other income, net was also driven by recording a loss in 2006 on a foreign exchange forward contract of $5 million. The year-over-year increase in other income, net was mostly offset by recording in 2007 a $30 million inducement fee related to the early conversion of STT convertible debt to equity as well as the expensing in 2007 of $10 million deferred financing fees related to: (i) a Bank of America working capital facility and (ii) a bridge loan commitment which was terminated upon issuance of the GC Impsat Notes. Other income, net in 2006 also reflected a $16 million non-cash, non-taxable gain from the deemed settlement of pre-existing arrangements with Fibernet on the date of acquisition.

Net Gain on Pre-confirmation Contingencies. During 2007 and 2006, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from chapter 11 proceedings. We have accounted for these in accordance with AICPA Practice Bulletin 11—Accounting for Pre-confirmation Contingencies in Fresh Start Reporting and recorded a net gain on the settlements and changes in estimated liabilities. The most significant gains are related to changes in estimated liabilities for income and non-income tax contingencies and settlements with certain tax authorities. Included in the 2007 net gain on pre-confirmation contingencies is a gain of $27 million related to the release of a contingent liability for a claim made by a tax authority in South America. In February 2008, we received a ruling from the tax court dismissing the claim.

Provision for Income Taxes. Provision for income taxes decreased primarily as a result of recording a lower increase in the valuation allowance recorded against our U.K. deferred tax assets of $9 million in 2007 (resulting in a full valuation allowance) compared to $21 million in 2006. Each year’s decrease resulted from reducing our estimated realization of these U.K. deferred tax assets. The 2007 decrease was partially offset by including Impsat in our results in 2007. During 2007, we realized $4 million of tax benefits resulting from the use of deferred tax assets acquired as part of the Impsat acquisition. These deferred tax assets had been subject to a full valuation allowance. As such, the reversal of the valuation allowance has been recorded as a reduction of goodwill, in accordance with SFAS 109 (see Note 15, “Income Tax” to the accompanying consolidated financial statements).

Provision for income taxes related to fresh start accounting for deferred tax benefits realized after the emergence from bankruptcy does not result in cash taxes. This non-cash tax provision was $41 million and $45 million for the years ended December 31, 2007 and 2006, respectively.

Segment Results

As a result of the Impsat acquisition (see Notes 4, “Acquisitions” and 23, “Segment Reporting” to our accompanying consolidated financial statements), our chief operating decision makers (“CODMs”) assess performance and allocate resources based on three separate operating segments which we operate and manage as strategic business units: (i) the GCUK Segment; (ii) the GC Impsat Segment; and (iii) the ROW Segment.

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the UK. The GC Impsat Segment is a provider of telecommunication services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all our operations outside the GCUK and GC Impsat Segments and operates primarily in North America, with smaller operations in Europe, Latin America and Asia, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services, including data, IP and voice products. The services provided by all our segments support a migration path to a fully converged IP environment.

The CODMs have measured and evaluated our reportable segments based on Adjusted Cash EBITDA. Adjusted Cash EBITDA, as defined by us, is earnings before non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense), net, net gain on pre-confirmation contingencies, provision for income taxes and preferred stock dividends. We believe that Adjusted Cash EBITDA has been an important part of our internal reporting and a key measure used by us to evaluate our profitability and operating performance and to make resource allocation decisions. We believe such measure is especially important in a capital-intensive industry such as telecommunications.

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

In 2009, our CODMs will begin to assess performance and allocate resources based on operating income before depreciation and amortization (“OIBDA”). OIBDA differs from Adjusted Cash EBITDA in that OIBDA includes non-cash stock compensation. As we expect to reduce our reliance on non-cash stock compensation over time, in particular for the annual incentive plan, we believe this change is appropriate and allows cash or stock to be used to fund our bonus programs without impacting the measure.

During 2008, we transferred our legacy Brazilian and Chilean operations from the ROW Segment to the GC Impsat Segment. As these transfers were between entities under common control, we have retroactively restated the GC Impsat Segment results to include the results of the Brazilian and Chilean operations and removed the results of the Brazilian and Chilean operations from the ROW Segment for all applicable periods presented. We anticipate transferring our Argentine operations from the ROW Segment to the GC Impsat Segment during 2009 in a continuing effort to streamline our operations.

GCUK Segment

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007			2007	2006
	(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$588	$572	$16	3%	$572	$442	$130	29%
Carrier voice	11	10	1	10%	10	8	2	25%

	$599	$582	$17	3%	$582	$450	$132	29%

2008 Compared to 2007

Revenue for our GCUK Segment increased in 2008 compared with 2007 primarily as a result of strong demand for broadband lease, enterprise voice services and IP VPN data products. In addition, included in 2008 was approximately $3 million of revenue related to incremental billings as a result of a contract review of acquired Fibernet Group Plc customers. These increases were partially offset by currency movements in 2008 compared with 2007 which adversely affected GCUK Segment revenue by $36 million.

Despite current economic conditions, GCUK continues to see strong demand in its IP services and as a result continues to win new business. Many government agencies and enterprises continue to refresh their more traditional technologies and take advantage of converged IP services. However, the telecommunications market in the UK remains highly competitive. One of GCUK’s principal customer relationships in the period to December 31, 2008 was with Camelot, the current holder of the license to operate the UK National Lottery. Camelot had deployed a landline-based ISDN network in relation to the operation of the UK National Lottery. This network was provided by us. On August 31, 2007, Camelot entered into an enabling agreement with the National Lottery Commission which officially appointed Camelot as operator of the National Lottery for a 10 year period from February 2009. On October 9, 2007, Camelot announced its intention to replace its existing landline-based ISDN network with a broadband satellite communications network to be supplied by another service provider. Camelot has substantially completed the migration of the network. In the fourth quarter of 2008 revenue from our relationship with Camelot decreased $4 million to $9 million compared with $13 million in the third quarter of 2008, including $2 million of unfavorable foreign exchange movements. We expect revenues to decline in the first quarter of 2009 by substantially all of the $9 million recorded in the fourth quarter of 2008. Further although our relationship with Camelot continues we do not expect to earn significant revenue from this relationship in the future. Our revenue from sales to Camelot was approximately $48 million and $52 million for 2008 and 2007, respectively.

In the short term, we expect a marginal decline in our GCUK Segment revenues as a result of the Camelot network migration. We anticipate that new orders already sold during 2008, and the strong demand that we continue to see, will offset that impact in the second half of 2009 and start to deliver medium term growth in GCUK Segment revenues, operating results and cash flows.

2007 Compared to 2006

Revenues for our GCUK Segment increased in 2007 compared with 2006 primarily as a result of the inclusion of Fibernet in our results since October 11, 2006, strong demand for broadband lease, IP VPN data products and enterprise voice services and positive foreign exchange fluctuations. The net effect of Fibernet on our consolidated results was $99 million and $22 million to the GCUK Segment revenue for 2007 and 2006, respectively.

Adjusted Cash EBITDA

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007			2007	2006
	(in millions)				(in millions)
GCUK
Adjusted Cash EBITDA	$140	$147	$(7)	(5)%	$147	$93	$54	58%

2008 Compared to 2007

Adjusted Cash EBITDA in the GCUK Segment decreased in 2008 compared with 2007 primarily as a result of: (i) higher access charges resulting from additional usage volume; (ii) higher cost of equipment sales driven by higher managed services sales; and (iii) higher costs from our real estate, network and operations and SG&A expenses. In addition, adverse foreign currency movements decreased Adjusted Cash EBITDA by $10 million in 2008 compared with 2007. The higher real estate, network and operations costs and SG&A expenses resulted primarily from higher facilities-based expenses and real estate restructuring charges, respectively. The higher facilities-based expenses were driven by increases in facilities rent and facilities maintenance. This decrease in Adjusted Cash EBITDA was moderated by strong demand for our higher margin broadband lease, enterprise voice services and IP VPN data products in our enterprise, carrier data and indirect channels business and by lower third party maintenance resulting from the renegotiation of certain contracts.

2007 Compared to 2006

Adjusted Cash EBITDA in the GCUK Segment increased in 2007 compared with 2006 primarily as a result of the increase in revenue mainly driven by the inclusion of Fibernet and positive foreign exchange fluctuations described above, partially offset by higher access charges resulting from additional usage volume, and higher costs for our real estate, network and operations and SG&A expenses. The higher real estate, network and operations costs and SG&A expenses resulted primarily from higher employee-related costs and higher facilities-based expenses. The increase in employee-related costs resulted from increased headcount driven by the Fibernet acquisition and higher commissions paid to sales employees. In addition, included in the comparison are higher employee severance charges of $2 million related to our May 10, 2007 restructuring plan. The higher facilities based expenses were driven by higher facilities rent and facilities maintenance.

GC Impsat Segment

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)			2007 (as restated)	2006 (as restated)
	(in millions)				(in millions)
GC Impsat
Enterprise, carrier data and indirect sales channel	$459	$260	$199	77%	$260	$22	$238	NM
Carrier voice	9	6	3	50%	6	—	6	NM
Intersegment revenues	7	3	4	133%	3	—	3	NM

	$475	$269	$206	77%	$269	$22	$247	NM

2008 Compared to 2007

Revenue for our GC Impsat Segment increased in 2008 compared to 2007 primarily due to the prior year including the results of Impsat only since May 9, 2007, the date of acquisition. The increase in GC Impsat Segment revenue also reflected strong demand for broadband lease, managed services and IP VPN data products. In addition, GC Impsat Segment revenue increased by $10 million due to beneficial currency movements in 2008 compared with 2007.

2007 Compared to 2006

Reported results for our GC Impsat Segment for periods prior to our acquisition of Impsat on May 9, 2007 consist of: (i) the results of a holding company which had no revenue-generating activities that issued the GC Impsat Notes in anticipation of the acquisition of Impsat; and (ii) the results of our legacy Brazilian and Chilean operations which were transferred from the ROW Segment to the GC Impsat Segment during 2008. As these transfers were between entities under common control, we have retroactively restated the GC Impsat Segment results to include the results of the Brazilian and Chilean operations for all applicable periods presented.

Adjusted Cash EBITDA

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)			2007 (as restated)	2006 (as restated)
	(in millions)				(in millions)
GC Impsat
Adjusted Cash EBITDA	$143	$63	$80	127%	$63	$(1)	$64		NM

2008 Compared to 2007

Adjusted Cash EBITDA for our GC Impsat Segment increased in 2008 compared to 2007 primarily due to the prior year including the results of the GC Impsat Segment only since May 9, 2007, the date of acquisition. In addition, beneficial foreign currency movements increased Adjusted Cash EBITDA by $3 million in 2008 compared with 2007.

2007 Compared to 2006

Adjusted Cash EBITDA for our GC Impsat Segment increased in 2007 compared to 2006 due to the inclusion of Impsat in this segment’s results only since May 9, 2007. Adjusted Cash EBITDA for 2006 consists of the results of our legacy Brazilian and Chilean operations which were transferred from our ROW Segment to our GC Impsat Segment.

ROW Segment

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)			2007 (as restated)	2006 (as restated)
	(in millions)				(in millions)
ROW
Enterprise, carrier data and indirect sales channel	$1,117	$962	$155	16%	$962	$785	$177	23%
Carrier voice	404	446	(42)	(9)%	446	606	(160)	(26)%
Other	4	5	(1)	(20)%	5	8	(3)	(38)%
Intersegment revenues	11	9	2	22%	9	1	8	NM

	$1,536	$1,422	$114	8%	$1,422	$1,400	$22	2%

2008 Compared to 2007

Revenue for our ROW Segment increased in 2008 compared with 2007 primarily as a result of strong demand for our higher margin broadband lease, enterprise voice services, conferencing and IP VPN data products in our enterprise, carrier data and indirect sales channel. In addition, ROW Segment revenue was positively impacted by $11 million due to beneficial currency movements in 2008 compared with 2007. These increases were partially offset by a decrease in managed services primarily due to lower equipment sales, and by decreased carrier voice revenue as a result of decreases in our average pricing for our U.S. domestic long distance voice services. Our average pricing related to U.S. domestic long distance voice services declined in 2008 compared with 2007, while our sales volumes for our U.S. domestic long distance voice services increased in 2008 compared with 2007. We expect our carrier voice sales channel revenue to decline in the mid-to-high single digit percentage range in 2009 as we continue to manage the business for margin.

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

Adjusted Cash EBITDA

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)		Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007 (as restated)				2007 (as restated)	2006 (as restated)
	(in millions)					(in millions)
ROW
Adjusted Cash EBITDA	$45	$(36)	$81		NM	$(36)	$(117)	$81	69%

2008 Compared to 2007

Adjusted Cash EBITDA in our ROW Segment improved in 2008 compared with 2007 primarily as a result of the increase in revenue in our enterprise, carrier data and indirect sales channel business and the gross margin percentage improvement resulting from the associated shift in revenues from our low margin carrier voice sales channel to our much higher margin enterprise, carrier data and indirect sales channel. Adjusted Cash EBITDA improvement in 2008 also reflected lower employee-related expenses and lower cost of equipment sales. The lower employee-related expenses were a result of the 2007 severance-related restructuring charge arising from the May 10, 2007 restructuring plan, which was not repeated in 2008, and the resulting lower headcount driving reduced salaries and benefits in the comparable 2008 period. The lower cost of equipment was driven by decreased equipment sales volumes. These improvements in Adjusted Cash EBITDA were partially offset by higher access costs, higher facilities rent, facilities maintenance, utilities expense and higher facilities restructuring expenses. In addition, adverse foreign currency movements decreased Adjusted Cash EBITDA by $1 million in 2008 compared with 2007. The higher access costs were driven by higher enterprise, carrier data and indirect sales channel business revenue. The higher facilities restructuring expenses in 2008 were driven by the release of restructuring reserves during 2007 due to the settlement and termination of existing real estate lease agreements for technical facilities. The higher facilities rent resulted primarily from our decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our European collocation business.

2007 Compared to 2006

Adjusted Cash EBITDA in this segment improved in 2007 compared with 2006 as a result of the increases in revenue from growth in our enterprise, carrier data and indirect sales channel, lower access costs driven by lower carrier voice sales volume, and lower facilities-based expenses driven by a decrease in restructuring charges, primarily due to accrual reversals of $10 million and $31 million, respectively. The accrual reversals were the result of the settlement of existing real estate lease agreements for technical facilities during 2007 and the decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our European collocation business. This increase was partially offset by higher employee severance charges of $8 million related to our May 10, 2007 restructuring plan, increased salaries driven by increased headcount and other non-restructuring severance and higher commissions paid to sales employees.

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

Based on our current level of operations and anticipated cost management and operating improvements, we believe our expected cash flow from operations, available cash and other sources of available financing will be adequate to meet our future liquidity needs for at least the next twelve months.

There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Furthermore, we cannot provide any assurances that the ongoing crisis in global capital markets and adverse general economic conditions will not have a material impact on our future operations and cash flows.

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

At December 31, 2008, our available liquidity consisted of $360 million of unrestricted cash and cash equivalents. In addition, at December 31, 2008, we also held $18 million in restricted cash and cash equivalents. Our restricted cash and cash equivalents comprise cash collateral for letters of credit issued in favor of certain of our vendors and deposits securing real estate obligations.

During 2008, we posted a net operating loss of $53 million, generated $203 million of cash provided by operating activities and had a net decrease in cash and cash equivalents of $37 million. Our 2008 cash flows included the following significant items: (i) a decrease in restricted cash and cash equivalents of $31 million primarily due to the release of the $22 million debt service account for the GC Impsat Notes in 2008, which decrease benefited unrestricted cash balances; (ii) a decrease of $19 million resulting from the effect of exchange rate changes on our cash and cash equivalents due to the appreciation of the U.S. Dollar against certain foreign currencies in which we held significant cash balances; and (iii) the receipt of $146 million of cash from the sale of IRUs and prepayment of services, which significantly exceeded our expectations.

In the long term, we expect our operating results and cash flows to continue to improve as a result of the continued growth of our higher margin enterprise, carrier data and indirect sales channel business, including the economies of scale expected to result from such growth, and from ongoing cost reduction initiatives to optimize the access network and effectively lower unit prices. Thus, in the long term we expect to generate positive cash flow from operating activities in an amount sufficient to fund all investing and financing requirements, subject to the possible need to refinance our existing major debt instruments as described below. However, our ability to improve cash flows is subject to the risks and uncertainties described above under Item 1A, “Risk Factors—Cautionary Factors That May Affect Future Results.”

In the short-term, we expect cash provided by operating activities to exceed purchases of property and equipment. This expectation is based in part on raising financing for such property and equipment from vendors and others comparable to those arranged in 2008. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. This could prove more difficult given current adverse conditions in the credit markets.

Our short-term liquidity and more specifically our quarterly liquidity expectations are subject to considerable variability as a result of the timing of interest payments as well as the factors noted below. Therefore, even though certain of our interim periods may have negative cash flows we expect cash provided by operating activities to exceed purchases of property and equipment for the full year 2009. In 2008, our cash provided by operating activities exceeded purchases of property and equipment in the second half of the year, but did not do so in the first half of the year.

•

Intra-quarter and working capital variability significantly impacts our cash flows such that our intra-quarter cash balances tend to drop to levels significantly lower than that prevailing at the end of a given quarter.

•

We rely on the sale of IRUs and prepaid services, which often involve large dollar amounts and are difficult to predict, although our forecasted cash flows for 2009 contemplate significantly lower sales of IRUs and prepaid services as compared to the $146 million in 2008.

•

The continuing adverse conditions in global credit markets and general economic conditions could cause customer buying patterns with us to change as a result of their cash conservation efforts, which could have an adverse impact on our cash flows. These adverse conditions could also adversely impact our working capital to the extent suppliers seek more timely payment from us or customers pay us on a less timely basis.

•

We have exposure to significant currency exchange rate risks. Commencing in 2008, the U.S. Dollar has appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and Brazilian Real. Since we tend to incur costs in the same currency in which we earn revenue, the impact on operating cash flows was largely mitigated. However, if the U.S. Dollar continues to appreciate, future revenues, operating income and operating cash flows will be materially affected to an extent we have not contemplated. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies. For 2008, our unrestricted cash and cash equivalent balances were reduced by $19 million due to the impact of exchange rates on unrestricted cash and cash equivalents held in currencies other than the U.S. Dollar.

•

Our liquidity may also be adversely affected if we are found liable in respect of contingent legal, tax and other liabilities, and the amount and timing of the resolution of these contingencies remain uncertain.

The vast majority of our long-term debt matures after 2010. However, we do have approximately $78 million related to various other debt agreements that are due and payable in 2009. With regard to our major debt instruments, (i) the $144 million original principal amount of our 5% Convertible Notes matures in 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share); (ii) $332 million of our Term Loan Agreement is due at final maturity in 2012; (iii) the $414 million original principal amount of the GCUK Notes matures in 2014; and (iv) the $225 million original principal amount of the GC Impsat Notes matures in 2017. We also have approximately $10 million of bonds issued by GC Impsat’s Colombian subsidiary which mature in December 2010. If cash on hand at the time any of these debt instruments mature is insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time. The ongoing crisis in global capital markets could make it more difficult for us to obtain debt financing.

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

At December 31, 2008, unrestricted cash and cash equivalents were $52 million, $92 million, and $216 million at our GCUK, GC Impsat and ROW Segments, respectively. Although operational constraints require us to maintain significant minimum cash balances in each of our segments, we believe that our GCUK and GC Impsat Segments’ existing unrestricted cash balances are sufficient for their operating and investing activities for the foreseeable future. During the fourth quarter of 2008, the GC Impsat Segment made net loans to Global Crossing Holdings Limited, a wholly owned subsidiary in the ROW Segment, of approximately $40 million. These intercompany loans are guaranteed by GCL, accrue a market-related interest rate, and are denominated in United States dollars and mature on December 15, 2012. We believe that these and possible future inter-segment funds transfers in amounts permitted by our debt instruments will be sufficient to enable each segment to reach the point of sustained recurring positive cash flow from operating and investing activities. Most of our assets other than the assets of our GC Impsat Segment have been pledged to secure our indebtedness, and the GC Impsat Notes indenture contains an “equal and ratable” provision which generally requires GC Impsat to provide the holders of the GC Impsat Notes with an equal and ratable lien if GC Impsat pledges its assets to secure other indebtedness. A failure to comply with the covenants contained in any of our loan instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under a capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain debt instruments.

Indebtedness

At December 31, 2008, we had $1.32 billion of indebtedness outstanding (including short term debt, the current portion of long term debt and capital lease obligations), consisting of $427 million of GCUK Notes, $144 million of 5% Convertible Notes, $225 million of GC Impsat Notes, $344 million under the Term Loan Agreement, $145 million of capital lease obligations and $35 million of other debt.

Below are summaries of our principal debt instruments outstanding at December 31, 2008. We are in compliance with all covenants under our material debt agreements and expect to continue to be in compliance. At December 31, 2008, we were not in compliance with certain non-financial covenants for debt and capital lease agreements representing $2 million of indebtedness which is classified in current liabilities in the accompanying consolidated balance sheet. The failure to meet these covenants allows the counterparty to accelerate payments under these agreements but does not trigger any cross defaults in other debt agreements.

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

As required by the indenture governing the GCUK Notes, within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2007 Annual Repurchase Offer, we made an offer for and purchased approximately $2 million principal amount of the GCUK Notes.

In respect to the 2008 Annual Repurchase Offer, we anticipate making an offer of approximately $11 million, including accrued but unpaid interest. Any such offer is required to be made within 120 days of such date, and the related purchases must be completed within 150 days after year-end.

A loan or dividend payment by GCUK to the Company and its affiliates is a restricted payment under the indenture governing the GCUK Notes. Under the indenture, such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test; (ii) may generally be made only within ten business days of consummation of each Annual Repurchase Offer; and (iii) would generally be limited to 50% of Designated GCUK Cash Flow plus the portion, if any, of the applicable Annual Repurchase Offer that the holders of the notes decline to accept. In addition, so long as GCUK is not then in default under the indenture, GCUK may make up to 10 million pounds sterling (approximately $14 million) in the aggregate in restricted payments in excess of 50% of Designated GCUK Cash Flow for a given period; provided that any such excess payments shall reduce the amount of restricted payments permitted to be paid out of future Designated GCUK Excess Cash Flow. Prior to the conversion of the Mandatorily Convertible Notes (see Term Loan Agreement and Other Financing Activities below), loans from GCUK made to us or our other subsidiaries were subordinated to the payment of obligations under the Mandatorily Convertible Notes. Any future loans from GCUK made to us or our other subsidiaries must be subordinated to the payment of obligations under the $350 million Term Loan Agreement. The terms of any inter-company loan by GCUK to us or our other subsidiaries are required by the GCUK Notes indenture to be at arm’s length and must be agreed to by the board of directors of GCUK, including its independent members. In the exercise of their fiduciary duties, GCUK’s directors will require GCUK to maintain a minimum cash balance in an amount they deem prudent.

5% Convertible Notes

On May 30, 2006, we completed a public offering of $144 million aggregate principal amount of 5% convertible senior notes due 2011 for total gross proceeds of $144 million. The 5% Convertible Notes rank equal in right of payment with any other senior indebtedness of Global Crossing Limited, except to the extent of the value of any collateral securing such indebtedness. The notes were priced at par value, mature on May 15, 2011, and accrue interest at 5% per annum, payable semi-annually on May 15 and November 15 of each year. The 5% Convertible Notes may be converted at any time prior to maturity at the option of the holder into shares of our common stock at a conversion price of approximately $22.98 per share. At any time prior to maturity, we may unilaterally and irrevocably elect to settle our conversion obligation in cash and, if applicable, shares of our common stock, calculated as set forth in the indenture governing the 5% Convertible Notes. During the twelve months ended May 20, 2009 and May 20, 2010, we may redeem some or all of the 5% Convertible Notes for cash at a redemption price equal to 102% and 101%, respectively, of the principal amount being redeemed, plus accrued and unpaid interest. We may be required to repurchase, for cash, all or a portion of the notes upon the occurrence of a fundamental change (i.e., a change in control or a delisting of our common stock) at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of our common stock in a transaction constituting a fundamental change.

Concurrent with the closing of the 5% Convertible Notes offering the Company purchased a portfolio of U.S. treasury securities with total face value of $21 million for $20 million, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes. At December 31, 2008, $4 million of these securities are included in prepaid costs and other current assets.

GC Impsat Notes

On February 14, 2007, GC Impsat, a wholly owned subsidiary of GCL, issued $225 million in aggregate principal amount of GC Impsat’s 9.875% senior notes due February 15, 2017. Interest is payable in cash semi-annually in arrears every February 15 and August 15 commencing August 15, 2007. The proceeds of the offering were used to finance a portion of the purchase price (including the repayment of indebtedness) of our acquisition of Impsat, which was consummated on May, 9, 2007 (see Note 4 to our consolidated financial statements included in this annual report on Form 10-K). Pursuant to a pledge and security agreement, entered into on the date of the acquisition, GC Impsat maintained a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments ($22 million) on the GC Impsat Notes until certain cash flow metrics were met. During 2008, those cash flow metrics have been met and the $22 million debt service reserve funds for the GC Impsat Notes were released to unrestricted cash and cash equivalents.

The GC Impsat Notes are the senior unsecured obligations of GC Impsat and rank equal in right of payment with all of its other senior unsecured debt. Upon consummation of the acquisition, the restricted subsidiaries of GC Impsat (including Impsat and most of its subsidiaries) guaranteed the GC Impsat Notes on a senior unsecured basis, ranking equal in right of payment with all of their other senior unsecured debt.

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

In addition to refinancing approximately $216 million of debt assumed in the acquisition of Impsat with the proceeds from the issuance of the GC Impsat Notes and other cash, at December 31, 2008 the primary debt of the GC Impsat Segment that remains outstanding is approximately $10 million of bonds issued by Impsat’s subsidiary in Colombia. These bonds bear interest at the Colombian consumer price index plus 8%. The Colombia Bonds are repayable in December 2010. During the year ended December 31, 2008, approximately $10 million of the original principal was repaid.

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

In satisfaction of an obligation under the Term Loan Agreement, in July 2007 we entered into an agreement to mitigate the risk arising from the floating rate debt by hedging the term loans against interest risk volatility. As of December 31, 2008, the hedge consists of interest rate caps for the ensuing two years having notional amounts between $340 million and $344 million.

Other Financing Activities

During 2008 we entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $5 million. These agreements have terms that range from 23 to 49 months and annual interest rates that generally range from 3.2% to 11%, with a weighted average effective interest rate of 8.1%. In addition, we also entered into various capital leasing arrangements that amounted to $43 million. These agreements have terms that range from 18 to 55 months and implicit interest rates that range generally from 3.4% to 16.7% with a weighted average effective interest rate of 6.9%.

During 2008, the Company entered into debt agreements and received approximately $10 million of cash proceeds. These agreements have terms that range from 12 to 60 months, $7 million of which have variable interest rates based on a spread over LIBOR and $3 million of which have variable interest rates based on a spread over the Brazilian Inter-bank Lending Rate.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Year Ended December 31,		$ Increase/ (Decrease)
	2008	2007
	(in millions)
Net cash flows provided by (used in) operating activities	$203	$(16)	$219
Net cash flows used in investing activities	(146)	(330)	184
Net cash flows provided by (used in) financing activities	(75)	283	(358)
Effect of exchange rate changes on cash and cash equivalents	(19)	1	(20)

Net increase (decrease) in cash and cash equivalents	$(37)	$(62)	$25

Cash Flows from Operating Activities

Cash flows provided by operating activities increased in 2008 compared with 2007 primarily due to cash collections on increased revenues in our higher margin enterprise, carrier data and indirect channels business and continued management efforts regarding working capital. This was offset by a $28 million decrease in cash receipts from the sale of IRUs of $146 million in 2008 compared with $174 million during 2007 and higher interest payments in 2008.

Cash Flows from Investing Activities

Cash flows used in investing activities decreased in 2008 compared with 2007 primarily as a result of: (i) $78 million decrease in the change in restricted cash and cash equivalents primarily as a result of establishing the $22 million debt service account for the GC Impsat Notes in 2007 and releasing it in 2008 and the release of cash restricted under various credit agreements; (ii) $76 million payment for the acquisition of Impsat in 2007; and (iii) $22 million decrease in capital purchases.

Cash Flows from Financing Activities

Cash flows provided by financing activities decreased in 2008 compared with 2007 primarily as a result of $376 million less net cash inflow from financings, including capital lease obligations, after repayment of debt obligations (the 2007 period included $216 million of acquired Impsat debt repayment). This was offset by a $24 million decrease in finance costs incurred.

Contractual Cash Commitments

The following table summarizes our contractual cash commitments at December 31, 2008:

In millions	Total	Less than 1 year (2009)	1-3 years (2010-2011)	3-5 years (2012-2013)	More than 5 years
Long-term debt obligations(1)(2)	$1,755	$134	$378	$483	$760
Capital lease obligations	183	59	69	12	43
Operating lease obligations	880	105	179	156	440
Pension obligations(3)	2	2	—	—	—
Purchase obligations(4)	1,012	445	272	79	216

Total	$3,832	$745	$898	$730	$1,459

(1)	Includes both principal and interest on debt obligations.
(2)

The principal repayment of the GCUK Notes of approximately $425 million includes $11 million and $414 million in the “Less than 1 year” and “More than 5 years” section of the table, respectively. The $11 million represents the portion of the Designated GCUK Cash Flow we expect to offer holders of the GCUK Notes within 120 days of December 31, 2008. As the Designated GCUK Cash Flow will vary from period to period and we have not predicted early purchases of the GCUK Notes beyond 2008. The pound sterling interest and principal due for the GCUK Notes have been exchanged for all periods at the December 31, 2008 year end rate of 1.4435 U.S. dollars to one pound sterling.

(3)

Amount relates to our current expected funding requirements in 2008 related to our defined benefit pension plans. Funding amounts will vary yearly based on actuarial assumptions, company funding policy and statutory funding requirements and therefore we have not included amounts beyond 2009.

(4)

Amounts represent contractual commitments with third parties to purchase network access services ($353 million), maintenance services for portions of our network and information technology ($339 million), other purchase order commitments ($221 million), rental payments for restructured properties ($86 million), and deferred reorganization costs related to our bankruptcy proceedings ($13 million).

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of December 31, 2008 and 2007, our receivables related to our carrier sales channels represented approximately 46% and 43%, respectively, of our consolidated receivables. Also as of December 31, 2008 and 2007, our receivables due from various agencies of the U.K. Government together represented approximately 6% and 14%, respectively, of our consolidated receivables.

Currency Risk

Certain of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our operating results may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and we cannot or do not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenue is denominated in those currencies.

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

In Venezuela, the official bolivares-U.S. dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiaries and a significant increase in our exchange rate and exchange control risks. As of December 31, 2008 and 2007, approximately $33 million and $25 million, respectively (valued at the fixed exchange rate) of our cash and cash equivalents were held in Venezuelan bolivars.

In 2008, we participated in a debt auction held by the Venezuelan government to purchase $10 million par value of U.S. dollar-denominated bonds in connection with our currency exchange risk mitigation efforts. The purchase price of the bonds was $11 million. We received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8 million, which resulted in an approximate 27% discount. The difference was recorded as a loss on the sale of investments and included in other income (expense), net in our consolidated statement of operations.

Commencing in September 2008, the U.S. Dollar has appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. This appreciation adversely impacted 2008 consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flows was largely mitigated. However, if the U.S. Dollar trades at the levels in effect at the end of 2008 or continues to appreciate, future revenues, operating income and operating cash flows will be materially affected to an extent we have not contemplated. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

Off-Balance Sheet Arrangements

As of December 31, 2008 we did not have any off-balance sheet arrangements outstanding.

Recently Issued Accounting Pronouncements

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

SFAS No. 141R amends AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP No. 90-7”). Prior to adoption, reversal of pre-emergence valuation allowances are recorded as a reduction of intangibles to zero and thereafter as additional paid-in-capital. Upon adoption, the reversal of pre-emergence valuation allowances will be recorded as a reduction of tax expense. During the years ended December 31, 2008, 2007 and 2006 we recorded a provision for income taxes and additional paid-in-capital of $30 million, $41 million and $45 million as a result of accounting in accordance with SOP No. 90-7. SFAS No, 141R also amends SFAS 109, “Accounting for Income Taxes”. Prior to adoption, the reversal of valuation allowances recorded in purchase accounting would first reduce goodwill to zero, and then reduce the other acquired non-current intangible assets to zero, and then be reflected in income tax expense. Upon adoption, the reversals of pre-acquisition valuation allowances that do not qualify as a measurement period adjustment are reflected in income tax expense. During the years ended December 31, 2008 and 2007, we recorded $5 million and $4 million, respectively, of valuation allowance reversals for deferred tax assets acquired as part of the Impsat acquisition as a reduction in goodwill.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”. Additionally, FSP APB No. 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 must be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Based on our preliminary analysis, upon adoption of FSP APB No. 14-1, we expect to reclassify between $35 million and $40 million of our convertible debt to equity and the amortization of the debt discount will increase annual non-cash interest expense between $7 million and $8 million.

For additional information on recently issued accounting pronouncements, see Note 2, “Basis of Presentation and Significant Accounting Policies” and Note 15, “Income Tax”, to the accompanying consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on results of operations and financial condition, where applicable.

Restructuring Activities

2007 Restructuring Plans

During 2007, we implemented initiatives to generate operational savings which included organizational realignment and functional consolidation resulting in the involuntary separation of employees. As a result of these initiatives, during 2007 we incurred a net charge of $10 million for one-time severance and related benefits which was included in selling, general and administrative expenses in the consolidated statement of operations. On a segment basis, $2 million and $8 million were recorded to the GCUK and ROW Segments, respectively. As of December 31, 2008, all severance amounts have been paid under the plan. As of December 31, 2008 and December 31, 2007, the remaining liability related to these initiatives was $0 million and $1 million, respectively, all related to the ROW Segment.

We adopted a restructuring plan as a result of the Impsat acquisition (see Note 4, “Acquisitions,” to the accompanying consolidated financial statements) under which redundant Impsat employees were terminated. As a result, we incurred cash restructuring costs of approximately $8 million for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of December 31, 2008 and December 31, 2007, the remaining liability of the restructuring reserve was $8 million and $7 million, respectively, all related to the GC Impsat Segment.

2006 Restructuring Plan

During 2006, we adopted a restructuring plan as a result of the Fibernet acquisition (see Note 4, “Acquisitions,” to the accompanying consolidated financial statements) under which redundant Fibernet employees were terminated and certain Fibernet facility lease agreements will be terminated or restructured. As a result of these efforts we incurred cash restructuring costs of approximately $3 million for severance and related benefits in connection with anticipated workforce reductions and $4 million for real estate consolidation. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. All amounts incurred for employee separations have been paid and it is anticipated that payment in respect of the restructuring activities for real estate consolidation will continue through 2017. As of December 31, 2008 and December 31, 2007, the remaining liability related to these initiatives was $1 million and $3 million all related to the GCUK Segment.

During 2007, adjustments to the facilities closure liability resulted in an increase of $3 million to accrued restructuring costs, and a corresponding $3 million increase to goodwill, as compared to our preliminary allocation of the acquisition costs of Fibernet.

2003 and Prior Restructuring Plans

Prior to our emergence from bankruptcy on December 9, 2003, we announced and implemented certain restructuring activities to reduce our operating expenses and cash flow requirements. The restructuring activities were taken as a result of the slowdown of the economy and telecommunications industry as well as our efforts to restructure while under Chapter 11 bankruptcy protection. As a result of these activities, we eliminated approximately 5,200 positions and vacated approximately 250 facilities. All amounts incurred for employee separations were paid as of December 31, 2004 and it is anticipated that the remainder of the restructuring liability, all of which relates to facility closings, will be paid through 2025.

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $107 million as of December 31, 2008), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2008, anticipated third party sublease receipts were $93 million, representing $43 million from subleases already entered into and $50 million from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the years ended December 31, 2008 and 2007:

Facility Closings
(in millions)
Balance at January 1, 2007	$89
Accretion	2
Change in estimated liability	5
Deductions	(76)
Foreign currency impact	6

Balance at December 31, 2007	26
Accretion	—
Change in estimated liability	6
Deductions	(12)
Foreign currency impact	(2)

Balance at December 31, 2008	$18

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

	Principal (Notional Amount by Expected Maturity)					Thereafter	December 31, 2008		December 31, 2007
	2009	2010	2011	2012	2013		Total	Fair Value	Total	Fair Value
	(in millions U.S. Dollars)
LONG-TERM DEBT (INCLUDING CURRENT PORTION)
Fixed Rate	$18	$2	$148	$1	$—	$640	$809	$475	$901	$921
Average interest rates	8.82%	8.89%	8.27%	8.72%	$—	10.79%
Variable Rate
Senior Secured Term Loan(1)	$4	$4	$4	$332	$—	$—	$344	$189	$348	$348
Colombian Notes (2)	$—	$10	$—	$—	$—	$—	$10	$10	$22	$22
Brazil HSBC(3)	$3	$—	$—	$—	—	$—	$3	$3	—	—
Colombia working capital Notes(4)	$1	$3	$1	$1	$1	$—	$7	$7	—	—

(1)	The interest rate is LIBOR +6.25% which was 8.08% as of December 31, 2008.
(2)	The interest rate is the Colombian consumer price index +8% which was 15.43% as of December 31, 2008.
(3)	The interest rate is the Brazilian interbank lending rate +8.73% which was 23.29% as of December 31, 2008.
(4)	The interest rate is LIBOR +1.5% to 3.2% which was 4.6% to 7% as of December 31, 2008.

The term loans under the Term Loan Agreement (i) mature on May 9, 2012, with amortization of 0.25% of principal repayable on a quarterly basis and the remaining principal due at maturity, and (ii) bear interest at LIBOR plus 6.25% per annum payable quarterly.

In satisfaction of the obligation under the Term Loan Agreement, we entered into an agreement in July 2007 to mitigate the risk arising from the floating rate debt by hedging the term loans against interest risk volatility. As of December 31, 2008, the hedge consists of interest rate caps.

The table below discloses the key terms of the hedge:

Hedging Instruments	Effective date	Termination date	Cap Strike Rate	Notional Amount (in millions)	December 31, 2008 Fair Value Assets (liabilities)
Interest Rate Cap	5/9/2008	5/11/2009	5.75%	$344	$—
Interest Rate Cap	5/11/2009	11/9/2009	6.25%	$342	$—
Interest Rate Cap	11/9/2009	5/10/2010	6.75%	$340	$—

Foreign Currency Risk

The table below provides information about our financial instruments subject to currency risk and constitutes a “forward looking statement.”

	Principal (Notional Amount by Expected Maturity)					Thereafter	December 31, 2008		December 31, 2007
	2009	2010	2011	2012	2013		Total	Fair Value	Total	Fair Value
	(in millions U.S. Dollars)
LONG-TERM DEBT (INCLUDING CURRENT PORTION)
Swiss Francs	$—	$—	$6	$—	$—	$—	$6	$6	$6	$6
Average interest rates	11.50%	11.50%	11.50%

Colombian Pesos	$—	$10	$—	$—	$—	$—	$10	$10	$22	$22
Average interest rates(1)

British Pounds	$6	$—	$—	$—	$—	$220	$226	$111	$313	$313
Average interest rates	11.75%	11.75%	11.75%	11.75%	11.75%	11.75%

Brazilian Reals	$3	$—	$—	$—	$—	$—	$3	$3	—	—
Average interest rates(2)

(1)	The interest rate is the Colombian consumer price index +8% which was 15.43% as of December 31, 2008.
(2)	The interest rate is the Brazilian interbank lending rate +8.73% which was 23.29% as of December 31, 2008.

In order to better manage our foreign currency risk, we entered into a five-year cross- currency interest rate swap transaction which expires in 2009 with an affiliate of Goldman Sachs & Co. to minimize exposure of any dollar/sterling currency fluctuations related to interest payments on the $200 million U.S. dollar-denominated GCUK Notes. The swap transaction converts the U.S. dollars to pounds sterling at a rate of GBP1 to $1.945. The notional value of the cross-currency swap is equal to the U.S. dollar denominated GCUK Notes principal. At December 31, 2008 and 2007, the fair value of the cross-currency swap was an asset of ($4) million and a liability $4 million, respectively.

See “—Liquidity and Capital Resources,” for information on our indebtedness.

We have not entered into, and do not intend to enter into, financial instruments for speculation or trading purposes. Additional information regarding financial instruments is contained in Note 12, “Debt” and Note 20, “Financial Instruments,” to the accompanying consolidated financial statements included in this annual report on Form 10-K.

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

In connection with the preparation of this annual report on Form 10-K, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2008.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Additional Information Regarding Impsat

As previously disclosed, and as discussed more fully in Item 3, “Legal Proceedings,” in October 2006, two Impsat employees were indicted by the Paraguayan Prosecutor’s Office in connection with an investigation relating to the contracting and bidding process at CONATEL, a public entity in Paraguay, which contracted with joint-venture entities in 2000 and 2001 in which Impsat was a participant. In conjunction with an agreement with the Prosecutor, the indictments against the Impsat employees have been conditionally dismissed in November 2007 for a one year term. The conditional suspension period has now lapsed and the final dismissal of the charges is expected soon.

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

Since the May 9, 2007 acquisition of Impsat, to enhance Global Crossing’s internal controls relating to the FCPA and other laws applicable to our business in Latin America and as part of a remediation plan adopted in connection with our internal review described above, management has implemented the following changes:

•

We have revised the Company’s Ethics Policy and adopted a new Anti-Corruption Policy consolidating in one place our existing policies relating to the FCPA and similar laws, and emphasizing the Company’s commitment to anti-corruption compliance; and we extended both policies to all former Impsat employees who are employees of the Company and have provided additional training in respect of these policies to all Company employees;

•

We have appointed a Corporate Ethics Officer who is responsible for implementation of, and the establishment of procedures for compliance with, our Ethics Policy, our Anti-Corruption Policy and our remedial measures; the Corporate Ethics Officer is a member of senior management reporting to the CEO, and will regularly update the Audit Committee of the Board of Directors on his activities;

•	We have established an Ethics Oversight Team, comprised of members of senior management, to advise and support the Corporate Ethics Officer;

•	We have requested all employees, including all former Impsat employees who now work for the Company to review and certify compliance with the Company’s ethics and anti-corruption policies;

•	We hired an experienced director of external reporting and technical accounting within Impsat;

•	We have established and staffed and are training a legal department and an internal audit department within Impsat separate from its other operational support groups;

•

We have adopted and are implementing new policies and procedures for our Latin American operations covering the retention of third-party agents in connection with government contracts, which are intended to enhance FCPA compliance substantially and to ensure that any employees involved in any of the Company’s relationships with these third-party agents, as well as the agents themselves, understand and agree to abide by the Company’s commitment to FCPA compliance; and

•

We have taken remedial action concerning certain employees, and continue to monitor the effectiveness and implementation of our remediation plan and related policies, procedures and controls, and will take additional action in this regard as warranted.

Changes in Internal Control over Financial Reporting

On May 9, 2007, we acquired Impsat. During 2008, we incorporated Impsat’s internal controls into our control structure and migrated overlapping processes and systems to legacy Global Crossing processes and systems. We consider this integration of Impsat a material change in our internal control over financial reporting.

Except as noted above and under “Additional Information Regarding Impsat,” there were no other material changes in our internal control over financial reporting during the fourth quarter of 2008 and year ended December 31, 2008.

Our independent registered public accounting firm, Ernst & Young LLP, has audited and issued a report expressing its opinion on the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s report appears below in this Item 9A.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Global Crossing Limited

We have audited Global Crossing Limited’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Crossing Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Global Crossing Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Crossing Limited and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2008 of Global Crossing Limited, and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG

Iselin, New Jersey

March 2, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item 10 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders expected to be held in June 2009. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item 11 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders expected to be held in June 2009. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is contained in Item 5 above under the caption “Equity Compensation Plan Information.” The other information called for by this Item 12 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders expected to be held in June 2009. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders expected to be held in June 2009. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 will be contained in our definitive proxy statement for use in connection with our annual general meeting of shareholders expected to be held in June 2009. Such information is incorporated into this annual report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1. Financial Statements-Included in Part II of this Form 10-K:

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007.

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements

2. Financial Statement Schedules—Included in Part II of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts

3. Exhibit Index:

Exhibit Number	Exhibit
2.1	Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., Joint Provisional Liquidators of Global Crossing Ltd. and Global Crossing Holdings Ltd. (the “JPLs”), Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd., dated as of August 9, 2002 (incorporated by reference to Exhibit 2.12 of Global Crossing Ltd.’s 2001-2002 Annual Report on Form 10-K filed on December 8, 2003 (the “2002 10-K”)).

2.2	Amendment No. 1 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs, Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd., dated as of December 20, 2002 (incorporated by reference to Exhibit 2.13 of the 2002 10-K).

2.3	Amendment No. 2 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd, dated as of May 13, 2003 (incorporated by reference to Exhibit 2.14 of the 2002 10-K).

2.4	Amendment No. 3 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings, Ltd. and Singapore Technologies Telemedia Pte Ltd, dated as of October 13, 2003 (incorporated by reference to Exhibit 2.15 of the 2002 10-K).

2.5	Amendment No. 4 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd, dated as of November 14, 2003 (incorporated by reference to Exhibit 2.16 of the 2002 10-K).

2.6	Amendment No. 5 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd, dated as of December 3, 2003 (incorporated by reference to Exhibit 2.17 of the 2002 10-K).

Exhibit Number	Exhibit
2.7	Disclosure Statement, including Proposed Plan of Reorganization of Global Crossing Ltd., dated as of October 21, 2002 (incorporated by reference to Global Crossing Ltd.’s Current Report on Form 8-K, filed on October 28, 2002).

2.8	Confirmation Order, dated as of December 26, 2002, confirming Global Crossing Ltd.’s Joint Plan of Reorganization (incorporated by reference to Exhibit 99.2 to Global Crossing Ltd.’s Current Report on Form 8-K, filed on January 10, 2003).

2.9	Asset Purchase Agreement by and between Global Crossing Telecommunications, Inc. and Matrix Telecom, Inc. dated as of March 19, 2005 (incorporated by reference to Exhibit 2.9 to GCL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005 (the “March 31, 2005 10-Q”)). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pursuant to this regulation, Global Crossing Limited (“GCL”) hereby agrees to furnish a copy of any such instrument to the SEC upon request.)

2.10	Asset Purchase Agreement between Global Crossing Holdings Limited (“GCHL”) and WestCom Corporation, dated as of March 25, 2005 (incorporated by reference to Exhibit 2.10 to the March 31, 2005 10-Q). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pursuant to this regulation, GCL hereby agrees to furnish a copy of any such instrument to the SEC upon request. GCL received approval of its request for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been filed separately with the SEC.)

2.11	Agreement and Plan of Merger by and among GCL, GC Crystal Acquisition, Inc. (“GC Crystal”), and Impsat Fiber Networks, Inc. (“Impsat”), dated as of October 25, 2006 (incorporated by reference to Exhibit 2.1 to Impsat’s Current Report on Form 8-K, filed on October 30, 2006).

2.12	Amendment to Agreement and Plan of Merger by and among GCL, GC Crystal, and Impsat, dated as of February 22, 2007 (incorporated by reference to Exhibit 2.1 to GCL’s Current Report on Form 8-K, filed on February 23, 2007).

2.13	Second Amendment to Agreement and Plan of Merger by and among GCL, GC Crystal, and Impsat, dated as of March 15, 2007 (incorporated by reference to Exhibit 2.13 of GCL’s 2006 Annual Report on Form 10-K, filed on March 16, 2007).

3.1	Amended and Restated Constitutional Documents of GCL (incorporated by reference to Exhibit 3.1 of GCL’s 2007 Annual Report on Form 10-K, filed on March 13, 2008 (the “2007 10-K”)).

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital, dated June 3, 2004 (incorporated by reference to Exhibit 3.2 of the 2007 10-K).

3.3	Certificate of Deposit of Memorandum of Increase of Share Capital, dated July 18, 2006 (incorporated by reference to Exhibit 3.3 of the 2007 10-K).

3.4	Certificate of Deposit of Memorandum of Increase of Share Capital, dated June 29, 2007 (incorporated by reference to Exhibit 3.4 of the 2007 10-K).

3.5	Amended and Restated Bye-Laws of GCL dated as of June 12, 2007 (incorporated by reference to Exhibit 3.5 of the 2007 10-K).

4.1	Form of stock certificate for common stock of GCL (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 4.1 of the 2002 10-K).

Exhibit Number	Exhibit
4.2	Certificate of Designations of 2.0% Cumulative Senior Preferred Shares of GCL (formerly GC Acquisition Ltd.), dated as of December 9, 2003 (incorporated by reference to Exhibit 4.2 of GCL’s 2003 Annual Report on Form 10-K, filed on March 26, 2004 (the “2003 10-K”)).

4.3	Written Consent of STT Crossing Ltd., the Sole Holder of the 2.0% Cumulative Senior Convertible Preferred Shares of GCL, dated as of May 23, 2006 (incorporated by reference to Exhibit 99.3 of GCL’s current report on Form 8-K, filed May 30, 2006 (the “May 30, 2006 8-K”)).

4.4	Restructuring Agreement dated as of October 8, 2004, among GCL, GCHL, Global Crossing North American Holdings, Inc., Global Crossing (UK) Telecommunications Limited (“GCUK”), STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (incorporated by reference to Exhibit 4.6 of GCL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004 (the “September 30, 2004 10-Q”)).

4.5	Amendment No. 1 to Restructuring Agreement, dated as of December 10, 2004, among GCL, GCHL, Global Crossing North American Holdings, Inc., GCUK, STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (incorporated by reference to Exhibit 10 of GCL’s current report on Form 8-K filed on December 13, 2004).

4.6	Amendment No. 2 to Restructuring Agreement, dated as of May 30, 2006, among GCL, GCHL, Global Crossing North American Holdings, Inc., GCUK, STT Crossing Ltd., and STT Communications Ltd. (incorporated by reference to Exhibit 99.4 of GCL’s Current Report on Form 8-K, filed on June 1, 2006 (the “June 1, 2006 8-K”).

4.7	Indenture, dated as of December 23, 2004, by and among Global Crossing (UK) Finance Plc (“GCUK Finance”), GCUK, the other subsidiaries of GCUK guaranteeing the notes, STT Communications Ltd., as optionholder, AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent, and The Bank of New York, as trustee, relating to the approximately $404 million aggregate original principal amount of senior secured notes due 2014 (incorporated by reference to Exhibit 4.2 of GCL’s current report on Form 8-K, filed on December 30, 2004 (the “December 30, 2004 8-K”)).

4.8	Debenture, dated as of December 23, 2004, between GCUK and GCUK Finance, as chargors, in favor of The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.3 of the December 30, 2004 8-K).

4.9	Security Arrangement Agreement, dated as of December 23, 2004, by and among STT Communications Ltd., STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, The Bank of New York, as trustee and collateral agent, GCUK, certain of its subsidiaries as obligors and the Hedging Counterparties named therein (incorporated by reference to Exhibit 4.4 of the December 30, 2004 8-K).

4.10	Supplemental Indenture, dated as of December 28, 2006, among Fibernet Group Limited, Fibernet UK Limited and Fibernet Limited, GCUK Finance, GCUK and The Bank of New York, as trustee, relating to the approximately 52 million pounds sterling aggregate original principal amount of senior secured notes due 2014 (incorporated by reference to Exhibit 4.1 to GCL’s current report on Form 8-K filed on December 29, 2006 (the “December 29, 2006 8-K”)).

4.11	Indenture, dated as of May 18, 2006 between GCL and Wells Fargo Bank, N.A. as trustee relating to debt securities to be issued from time to time under GCL’s shelf registration statement filed on April 21, 2006 (incorporated by reference to Exhibit 4.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 10-Q, filed on August 9, 2006).

Exhibit Number	Exhibit
4.12	First Supplemental Indenture, dated as of May 30, 2006, to the Indenture dated as of May 18, 2006 between GCL and Wells Fargo as trustee relating to the $143.75 million aggregate original principal amount of GCL’s 5.0% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 99.1 of the June 1, 2006 8-K).

4.13	Pledge Agreement, dated as of May 30, 2006, between GCL and Wells Fargo as trustee and securities intermediary relating to the $143.75 million aggregate original principal amount of GCL’s 5.0% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 99.2 of the June 1, 2006 8-K).

4.14	Indenture, dated as of February 14, 2007 between GC Impsat Holdings I Plc (“GC Impsat”) and Wells Fargo Bank, N.A. as trustee and Wells Fargo Bank, National Association, as escrow agent relating to $225,000,000 in aggregate principal amount of GC Impsat’s 9.875% senior notes due 2017 (incorporated by reference to Exhibit 4.1 GCL’s current report on Form 8-K, filed on February 20, 2007 (the “February 20, 2007 8-K”)).

4.15	Escrow and Security Agreement dated as of February 14, 2007 between the GC Impsat Holdings I Plc as Depositor, Wells Fargo Bank, N.A as Escrow Agent and Wells Fargo Bank, N.A. as trustee relating to debt securities to be issued from time to time under GCL’s shelf registration statement filed on April 21, 2006 (incorporated by reference to Exhibit 4.2 to the February 20, 2007 8-K).

4.16	Credit and Guaranty Agreement between GCL, certain subsidiaries of GCL, the Lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC, as Syndication Agent, dated as of May 9, 2007 (incorporated by reference to Exhibit 4.2 of GCL’s current report on Form 8-K, filed on June 7, 2007 (the “June 7, 2007 8-K”)).

4.17	Amendment No. 1 to the Credit and Guaranty Agreement between GCL, certain subsidiaries of GCL, the Lenders party thereto, Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent and Credit Suisse Securities (USA) LLC, as Syndication Agent, dated as of June 1, 2007 (incorporated by reference to Exhibit 4.1 of the June 7, 2007 8-K).

4.18	Amendment No. 2 to the Credit and Guaranty Agreement between GCL, certain subsidiaries of GCL and Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent, dated as of September 10, 2007 (incorporated by reference to Exhibit 4.18 of the 2007 10-K).

4.19	Amended and Restated Subordination and Intercreditor Agreement, between GCL, Collateral Agent, STT Crossing Ltd., and Wells Fargo Bank, National Association as Trustee, dated June 1, 2007 (incorporated by reference to Exhibit 4.3 of the June 7, 2007 8-K).

4.20	Recapitalization Agreement, dated May 9, 2007, between GCL and STT Crossing Ltd. (incorporated by reference to Exhibit 4.4 of the June 7, 2007 8-K).

4.21	First Amendment to Recapitalization Agreement, dated June 1, 2007, between GCL and STT Crossing Ltd. (incorporated by reference to Exhibit 4.5 of the June 7, 2007 8-K).

4.22	Registration Rights Agreement, dated as of December 9, 2003, between GCL and Singapore Technologies Telemedia Pte Ltd, relating to common and preferred shares (incorporated by reference to Exhibit 10.10 of the 2003 10-K).

4.23	Amendment No. 1 to Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company (incorporated by reference to Exhibit 10.1 of the December 30, 2004 8-K).

Exhibit Number	Exhibit
4.24	Amendment No. 2 to Registration Rights Agreement, dated as of May 23, 2006, between GCL and STT Crossing Ltd (incorporated by reference to Exhibit 99.1 of the May 30, 2006 8-K).

4.25	Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company, relating to Convertible Notes (incorporated by reference to Exhibit 10.2 of the December 30, 2004 8-K).

Except as hereinabove provided, there is no instrument with respect to long-term debt of GCL and its consolidated subsidiaries under which the total authorized amount exceeds 10 percent of the total consolidated assets of GCL. GCL agrees to furnish to the SEC upon its request a copy of any instrument relating to long-term debt.

10.1	Employment Agreement, dated as of December 9, 2003, between John J. Legere and GCL (incorporated by reference to Exhibit 10.3 of the 2003 10-K).*

10.2	Employment Agreement, dated as of August 15, 2006, between John J. Legere and GCL (incorporated by reference to Exhibit 10.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006 (the “September 30, 2006 10-Q”)).*

10.3	First Amendment to Employment Agreement, dated as of June 24, 2008, between John J. Legere and GCL (incorporated by reference to Exhibit 10.3 of GCL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008 (the “June 30, 2008 10-Q”)).*

10.4	Second Amendment to Employment Agreement, dated as of December 31, 2008, between John J. Legere and GCL (filed herewith).*

10.5	GCL Key Management Protection Plan, as amended and restated effective as of December 10, 2005 (incorporated by reference to Exhibit 10.4 of GCL’s 2005 Annual Report on Form 10-K, filed on March 16, 2006 (the “2005 10-K”)).*

10.6	2003 Global Crossing Limited Stock Incentive Plan, as amended on December 10, 2008 (filed herewith).*

10.7	Form of Non-Qualified Stock Option Agreement applicable to executive officers of GCL (incorporated by reference to Exhibit 10.9 of the 2002 10-K).*

10.8	Form of Non-Qualified Stock Option Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.14 of the September 30, 2004 10-Q).*

10.9	Form of Restricted Stock Unit Agreement applicable to directors of GCL, and to executive officers of GCL for grants made prior to 2007 (incorporated by reference to Exhibit 10.8 of the 2005 10-K).*

10.10	Form of Restricted Stock Unit Agreement applicable to executive officers of GCL for grants made in 2007 (incorporated by reference to Exhibit 10.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended March, 31, 2008, filed on May 8, 2008 (the “March 31, 2008 10-Q”)).*

10.11	Form of Restricted Stock Unit Agreement applicable to executive offers of GCL for grants made after January 1, 2008 (incorporated by reference to Exhibit 10.1 of the June 30, 2008 10-Q).*

10.12	Form of Restricted Stock Unit Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.15 of the September 30, 2004 10-Q).*

Exhibit Number	Exhibit
10.13	Form of Performance Based Restricted Stock Unit Agreement applicable to directors of GCL, and to executive officers of GCL for grants made prior to 2007 (incorporated by reference to Exhibit 10.10 of the 2005 10-K).*

10.14	Form of Performance Based Restricted Stock Unit Agreement applicable to executive officers of GCL for grants made in 2007 (incorporated by reference to Exhibit 10.2 of the March 31, 2008 10-Q).*

10.15	Form of Performance Based Restricted Stock Unit Agreement applicable to executive officers of GCL for grants made after January 1, 2008 (incorporated by reference to Exhibit 10.2 of the June 30, 2008 10-Q).*

10.16	Form of Performance Based Restricted Stock Unit Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.11 of the 2005 10-K).*

10.17	Global Crossing Limited Senior Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the 2003 10-K).*

10.18	Summary of terms of Global Crossing Senior Leadership Performance Program approved by the Board of Directors on November 19, 2004 (incorporated by reference to Exhibit 10.11 to the 2004 10-K).*

10.19	Form of Indemnity Agreement applicable to directors and Executive Committee members of GCL (incorporated by reference to Exhibit 10.16 of the September 30, 2004 10-Q).*

10.20	Form of Indemnity Agreement applicable to directors and officers of subsidiaries of GCL (incorporated by reference to Exhibit 10.4 of the June 30, 2007 10-Q).*

10.21	Cooperation Agreement dated as of December 9, 2003, between GCL (formerly GC Acquisition Ltd.) and the individuals signatory thereto in their capacities as Estate Representative under the Plan of Reorganization and as, or on the behalf of, the Liquidating Trustee under a liquidating trust agreement (incorporated by reference to Exhibit 10.8 of the 2003 10-K).

10.22	Liquidating Trust Agreement among Global Crossing Ltd. and its debtor subsidiaries signatory thereto and the individuals signatory thereto in their capacity as the liquidating trustee (incorporated by reference to Exhibit 99.2 of GCL’s current report on Form 8-K filed on December 23, 2003).

10.23	Network Security Agreement dated as of September 24, 2003, between Global Crossing Ltd., GCL (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department of Defense and the Department of Homeland Security (incorporated by reference to Exhibit 10.13 of the 2002 10-K) (the “Network Security Agreement”).

10.24	Amendment 1 to the Network Security Agreement dated as of February 1, 2007, between GCL (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department of Defense and the Department of Homeland Security (incorporated by reference to Exhibit 10.18 of the 2007 10-K).

10.25	Employment Agreement, as amended, dated as of September 4, 2000, between Phil Metcalf and Global Crossing Network Centre (UK) Ltd. (incorporated by reference to Exhibit 10.21 of the March 31, 2005 10-Q).*

10.26	Global Crossing Limited 2005 Annual Bonus Program (incorporated by reference to Exhibit 10.22 of the March 31, 2005 10-Q).*

Exhibit Number	Exhibit
10.27	Employment Agreement, dated as of June 1, 2007, between Héctor Alonso and GCL (incorporated by reference to Exhibit 10.1 of the June 30, 2007 10-Q). *

10.28	Employment Agreement, dated as of June 1, 2007, between Héctor Alonso and Impsat Argentina S.A. (incorporated by reference to Exhibit 10.2 of the June 30, 2007 10-Q).*

10.29	Letter agreement, dated August 28, 2008, between Jean F.H.P. Mandeville and GCL (incorporated by reference to Exhibit 10.1 to GCL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 7, 2008 (the (“September 30, 2008 10-Q”)).*

10.30	Letter agreement, dated September 18, 2008, between John A. Kritzmacher and GCL (incorporated by reference to Exhibit 10.2 of the September 30, 2008 10-Q).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of GCL (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification by John J. Legere, Chief Executive Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification by John J. Legere, Chief Executive Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 3, 2009 by the undersigned, thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN J. LEGERE
John J. Legere Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2009 by the following persons on behalf of the registrant in the capacities indicated.

By:	/s/ JOHN J. LEGERE	March 3, 2009
John J. Legere Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN A. KRITZMACHER	March 3, 2009
John A. Kritzmacher Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ROBERT A. KLUG	March 3, 2009
Robert A. Klug Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ E.C. “PETE” ALDRIDGE, JR.	March 3, 2009
E.C. “Pete” Aldridge, Jr. Director

By:	/s/ ARCHIE CLEMINS	March 3, 2009
Archie Clemins Director

By:	/s/ DONALD L. CROMER	March 3, 2009
Donald L. Cromer Director

By:	/s/ RICHARD R. ERKENEFF	March 3, 2009
Richard R. Erkeneff Director

By:	/s/ LEE THENG KIAT	March 3, 2009
Lee Theng Kiat Director

S-1

By:	/s/ CHARLES MACALUSO	March 3, 2009
Charles Macaluso Director

By:	/s/ MICHAEL RESCOE	March 3, 2009
Michael Rescoe Director

By:	/s/ ROBERT J. SACHS	March 3, 2009
Robert J. Sachs Director

By:	/s/ PETER SEAH LIM HUAT	March 3, 2009
Peter Seah Lim Huat Vice Chairman and Director

By:	/s/ LODEWIJK CHRISTIAAN VAN WACHEM	March 3, 2009
Lodewijk Christiaan van Wachem Chairman and Director

S-2

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Global Crossing Limited

We have audited the accompanying consolidated balance sheets of Global Crossing Limited and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Crossing Limited and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, represents in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Global Crossing Limited’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Iselin, New Jersey

March 2, 2009

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	December 31, 2008	December 31, 2007

ASSETS:
Current assets:
Cash and cash equivalents	$360	$397
Restricted cash and cash equivalents—current portion	7	18
Accounts receivable, net of allowances of $58 and $52	336	345
Prepaid costs and other current assets	103	121

Total current assets	806	881

Restricted cash and cash equivalents—long term	11	35
Property and equipment, net of accumulated depreciation of $851 and $664	1,300	1,467
Intangible assets, net (including goodwill of $147 and $158)	172	193
Other assets	61	91

Total assets	$2,350	$2,667

LIABILITIES:
Current liabilities:
Accounts payable	$329	$286
Accrued cost of access	92	107
Short term debt and current portion of long term debt	26	26
Accrued restructuring costs—current portion	13	17
Deferred revenue—current portion	138	164
Other current liabilities	361	395

Total current liabilities	959	995

Long term debt	1,149	1,249
Obligations under capital leases	93	123
Deferred revenue	308	262
Accrued restructuring costs	14	20
Other deferred liabilities	94	81

Total liabilities	2,617	2,730

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 56,696,312 and 54,552,045 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively	2	2
Additional paid-in capital	1,361	1,307
Accumulated other comprehensive loss	(23)	(42)
Accumulated deficit	(1,608)	(1,331)

Total shareholders’ deficit	(267)	(63)

Total liabilities and shareholders’ deficit	$2,350	$2,667

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

	Year Ended December 31,
	2008	2007	2006
Revenue	$2,592	$2,261	$1,871
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,211)	(1,146)	(1,120)
Real estate, network and operations	(406)	(385)	(303)
Third party maintenance	(107)	(103)	(90)
Cost of equipment sales	(94)	(88)	(65)

Total cost of revenue	(1,818)	(1,722)	(1,578)
Selling, general and administrative	(501)	(416)	(342)
Depreciation and amortization	(326)	(264)	(163)

Total operating expenses	(2,645)	(2,402)	(2,083)

Operating loss	(53)	(141)	(212)
Other income (expense):
Interest income	10	21	17
Interest expense	(169)	(171)	(106)
Other income (expense), net	(26)	15	12

Loss before pre-confirmation contingencies and provision for income taxes	(238)	(276)	(289)
Net gain on pre-confirmation contingencies	10	33	32

Loss before provision for income taxes	(228)	(243)	(257)
Provision for income taxes	(49)	(63)	(67)

Net loss	(277)	(306)	(324)
Preferred stock dividends	(4)	(4)	(3)

Loss applicable to common shareholders	$(281)	$(310)	$(327)

Income per common share, basic and diluted:
Loss applicable to common shareholders	$(5.04)	$(7.30)	$(10.50)

Weighted average number of common shares	55,771,867	42,461,853	31,153,152

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in millions, except share information)

	Common Stock		Preferred Stock		Other Shareholders’ Equity (Deficit)		Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005	22,586,703	$—	18,000,000	$2	$534	$(8)	$(701)	$(173)
Realization of pre-emergence valuation allowances	—	—	—	—	66	—	—	66
Issuance of common stock shares in offering	12,000,000	—	—	—	232	—	—	232
Issuance of common stock from exercise of stock options	466,431	—	—	—	5	—	—	5
Issuance of common stock from vested stock units	1,556,102	—	—	—	(1)	—	—	(1)
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(3)	—	—	(3)
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	(1)
Stock compensation expense of awards classified as equity	—	—	—	—	24	—	—	24
Unrealized derivative loss on cash flow hedge	—	—	—	—	—	(8)	—	(8)
Change in pension liability	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(324)	(324)

Balance at December 31, 2006	36,609,236	$—	18,000,000	$2	$857	$(29)	$(1,025)	$(195)
Realization of pre-emergence valuation allowances	—	—	—	—	41	—	—	41
Issuance of common stock from exercise of stock options	351,447	—	—	—	4	—	—	4
Issuance of common stock from vested stock units	1,012,076	—	—	—	(1)	—	—	(1)
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	(17)	—	(17)
Stock compensation expense of awards classified as equity	—	—	—	—	51	—	—	51
Conversion of debt with controlling shareholder to equity	16,579,286	1	—	—	359	—	—	360
Change in pension liability	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(306)	(306)

Balance at December 31, 2007	54,552,045	$1	18,000,000	$2	$1,307	$(42)	$(1,331)	$(63)
Realization of pre-emergence valuation allowances	—	—	—	—	30	—	—	30
Issuance of common stock from exercise of stock options	123,071	—	—	—	1	—	—	1
Issuance of common stock from vested stock units	2,210,508	—	—	—	1	—	—	1
Common stock withheld for employee taxes from vested stock units	(189,312)	—	—	—	(3)	—	—	(3)
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	21	—	21
Stock compensation expense of awards classified as equity	—	—	—	—	29	—	—	29
Unrealized derivative gain on cash flow hedge	—	—	—	—	—	9	—	9
Change in pension liability	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(277)	(277)

Balance at December 31, 2008	56,696,312	$1	18,000,000	$2	$1,361	$(23)	$(1,608)	$(267)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows provided by (used in) operating activities:
Net loss	$(277)	$(306)	$(324)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(gain) on sale of property and equipment	(4)	1	2
Loss/(gain) on sale of marketable securities	2	—	(1)
Non-cash income tax provision	35	45	45
Deferred income tax	(1)	9	21
Non-cash stock compensation expense	55	51	24
Non-cash inducement charge for conversion of debt	—	30	—
Gain on settlement of contracts due to Fibernet acquisition	—	—	(16)
Gain on settlement of contracts due to Impsat acquisition	—	(27)	—
Depreciation and amortization	326	264	163
Provision for doubtful accounts	6	6	3
Amortization of prior period IRUs	(15)	(12)	(7)
Deferred reorganization costs	(3)	(3)	(3)
Gain on pre-confirmation contingencies	(10)	(33)	(32)
Change in long term deferred revenue	83	102	24
Change in operating working capital	(32)	(53)	35
Other	38	(90)	(4)

Net cash provided by (used in) operating activities	203	(16)	(70)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(192)	(214)	(99)
Purchases of marketable securities	(11)	—	(20)
Fibernet acquisition, net of cash acquired	—	—	(79)
Impsat acquisition, net of cash acquired	—	(76)	—
Proceeds from sale of property and equipment	10	—	—
Proceeds from sale of marketable securities	16	7	4
Proceeds from sale of equity interest in holding companies	—	—	19
Change in restricted cash and cash equivalents	31	(47)	18

Net cash used in investing activities	(146)	(330)	(157)

Cash flows provided by (used in) financing activities:
Proceeds from long term debt	5	597	255
Proceeds from issuance of common stock	—	—	240
Repayment of capital lease obligations	(59)	(43)	(19)
Proceeds from short term debt	5	—	6
Repayment of long term debt (including current portion)	(24)	(251)	(8)
Finance costs incurred	—	(24)	(24)
Proceeds from exercise of stock options	1	4	5
Payment of employee taxes on share-based compensation	(3)	—	—

Net cash provided by (used in) financing activities	(75)	283	455

Effect of exchange rate changes on cash and cash equivalents	(19)	1	7

Net increase (decrease) in cash and cash equivalents	(37)	(62)	235
Cash and cash equivalents, beginning of year	397	459	224

Cash and cash equivalents, end of year	$360	$397	$459

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended December 31,
	2008	2007	2006
Net loss	$(277)	$(306)	$(324)
Foreign currency translation adjustment	21	(17)	(1)
Unrealized derivative gain (loss) on cash flow hedges	9	—	(8)
Change in pension liability	(11)	4	—

Comprehensive loss	$(258)	$(319)	$(333)

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

Global Crossing Limited (“GCL”) and its subsidiaries (collectively, the “Company”) are a global communications service provider, serving many of the world’s largest corporations and many other telecommunications carriers, providing a full range of Internet Protocol (“IP”) and managed data and voice products and services. The Company’s network delivers services to more than 690 cities in more than 60 countries and six continents around the world. The Company operates as an integrated global services provider with operations in North America, Europe, Latin America and a portion of Asia/Pacific region, providing services that support a migration path to a fully converged IP environment. The vast majority of the Company’s revenue is generated from monthly services. As a result of the May 9, 2007 acquisition of Impsat Fiber Networks, Inc. and its subsidiaries (collectively, “Impsat”) (see Note 4) and the establishment of a business unit management structure, the Company now reports financial results based on three separate operating segments: (i) Global Crossing (UK) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) (see Note 23).

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of GCL and its subsidiaries over which it exercises control. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results as of and for the years ended December 31, 2008, 2007 and 2006.

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

Reclassifications

Certain amounts in prior period consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year presentation, such as the movement of certain subsidiaries from the ROW Segment to the GC Impsat Segment.

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

The Company capitalizes installation costs incurred for new facilities and connections from the Global Crossing network to networks of other carriers in order to provision customer orders. The costs are capitalized to deferred installation costs (current portion and long-term portions—see Note 7) and amortized using the straight-line method into depreciation and amortization over the average contracted relationship (generally 24 months). In situations where the contracted period is significantly longer, the actual contract term is used.

Gross vs. Net Revenue Recognition

The Company follows the guidance of Emerging Issues Task Force (“EITF”) No. 99-19 “Recording Revenue Gross as a Principal versus Net as an Agent” (“EITF No. 99-19”), in its presentation of revenue and

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

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

Operating Expenses

Cost of Access

The Company’s cost of access primarily comprises charges for leased lines for dedicated facilities and usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic. The Company’s policy is to record access expense as services are provided by vendors.

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

Allowance for Doubtful Accounts and Sales Credits

The Company provides allowances for doubtful accounts and sales credits. Allowances for doubtful accounts are charged to selling, general, and administrative expenses, while allowances for sales credits are charged to revenue. The adequacy of the reserves is evaluated monthly by the Company utilizing several factors including the length of time the receivables are past due, changes in the customer’s credit worthiness, the customer’s payment history, the length of the customer’s relationship with the Company, the current economic climate, and current industry trends. A specific reserve requirement review is performed on customer accounts with larger aged balances. A general reserve requirement is performed on accounts not already included under the specific reserve requirement utilizing past loss experience and the factors previously mentioned. Service level

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

requirements are assessed to determine sales credit requirements where necessary. Changes in the financial viability of significant customers and worsening of economic conditions may require changes to its estimate of the recoverability of the receivables. Such changes in estimates are recorded in the period in which these changes become known.

Property and Equipment, net

Property and equipment, net, which includes amounts under capitalized leases, were stated at their estimated fair values as of the Effective Date as determined by the Company’s reorganization value. The Company determined the fair value of its property and equipment as of the Effective Date by using a replacement cost approach and, in the limited circumstances described below, a market approach. Under the replacement cost approach, fair value was determined by examining an asset’s replacement cost and adjusting for loss in value due to physical depreciation and economic and functional obsolescence. The replacement cost estimates were based on vendor pricing, inclusive of discounts, available to the Company at the Effective Date for technology available at the time, and were not based on prices that may have been available through equipment purchases from financially distressed communications companies. For assets where actual vendor pricing information as of the Effective Date was not available to the Company, the market approach was used. Under the market approach, fair value was determined by comparing recent sales of similar assets and adjusting for factors such as physical differences, age, and economic and functional obsolescence. The estimates were based on market comparables obtained from various sources, including discussions with equipment brokers and dealers.

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

Estimated useful lives of the Company’s property and equipment are as follows as of December 31, 2008:

Buildings	10-40 years
Leasehold improvements	Lesser of 20 years or remaining lease term
Furniture, fixtures and equipment	3-7 years
Transmission equipment	3-25 years

When property or equipment is retired or otherwise disposed of, the cost and accumulated depreciation is relieved from the accounts, and resulting gains or losses are reflected in other income (expense), net.

In accordance with SFAS No. 144, the Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

estimated future undiscounted cash flows are less than the carrying value of such asset. The amount of any impairment then recognized would be calculated as the difference between the fair value and the carrying value of the asset. As a result of continued operating losses and negative cash flows during 2008, management performed a recoverability test of the Company’s long-lived assets as of December 31, 2008. The results of the test indicate that no impairment of the Company’s long-lived assets exists.

Internally Developed Software

The Company capitalizes the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized costs are included in property and equipment in the consolidated balance sheet. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a 3 year period (see Note 8).

Intangibles

Intangibles consist primarily of customer contracts, customer relationships and internally developed software and goodwill primarily attributable to the assembled work force related to the 2006 and 2007 acquisitions of Fibernet Group Plc (“Fibernet”) and Impsat, respectively. The fair values attributable to the identified intangibles as of the acquisition dates were based on a number of significant assumptions as determined by the Company. Identifiable intangible assets with finite lives will be amortized using the straight-line method over their applicable estimated useful lives (see Note 9). Goodwill and intangibles with indefinite lives are not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). The Company performed annual impairment reviews for the Fibernet and Impsat acquisitions during the year ended December 31, 2008. The results of the reviews indicate that no impairment exists.

Deferred Financing Costs

Costs incurred to obtain financing through the issuance of debt and other financing agreements (see Note 12) have been reflected as an asset included in “other assets” in the accompanying December 31, 2008 and 2007 consolidated balance sheets. Debt financing costs are amortized to interest expense over the lesser of the term or the expected payment date of the debt obligation using the effective interest rate method.

Restructuring

The Company initiated restructuring programs commencing in August 2001, October 2004, October 2006 and May 2007, which have continued through December 31, 2008. The components of the restructuring liability represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans (see Note 3 for further information on the Company’s restructuring plans). The restructuring programs initiated commencing in August 2001 were recorded in accordance with EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”) through January 1, 2003, when the Company adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires that costs,

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. Under EITF No. 94-3, certain exit costs, including severance costs, were accrued upon management’s commitment to an exit plan, which is generally before the exit activity has occurred. The Company has applied the provisions of SFAS No. 146 to all restructuring programs initiated after December 31, 2002, except for those programs related to business acquisitions (see Note 4). Restructuring programs related to business acquisitions are recorded in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” which requires costs associated with exit or disposal activities of the acquired company to be recognized as an acquired liability included in the allocation of acquisition cost. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities.

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

For the years ended December 31, 2008, 2007 and 2006, hedge ineffectiveness was not material to our results of operations.

Fair Value of Financial Instruments

The Company does not enter into financial instruments for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities, other than marketable securities, approximate their fair value due to their short maturities. The fair value of marketable securities, short-term investments, debt, including short-term and long-term portions and derivative instruments are based on market quotes, current interest rates, or management estimates, as appropriate (see Notes 5 and 20).

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

percentage, share and per share information)

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

The Company’s foreign exchange transaction gains (losses) included in “other income (expense), net” in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 were $(30), $28, and $(6), respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Loss Per Common Share

Basic loss per common share (“EPS”) is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends for the years ended December 31, 2008, 2007 and 2006 respectively (see Note 17).

Stock-Based Compensation

The Company follows SFAS No. 123R, “Share Based Payment,” (“SFAS No. 123R”) to account for stock-based compensation. SFAS No. 123R requires all share-based awards granted to employees to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values.

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

See Note 18 for a description of stock-based compensation plans.

Concentration of Credit Risk

The Company has some concentration of credit risk among its customer base. The Company’s trade receivables, which are unsecured, are geographically dispersed and include customers both large and small and in numerous industries. Trade receivables from the carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. At December 31, 2008 and 2007, the Company’s trade receivables related to the carrier sales channel represented approximately 46% and 43%, respectively, of the Company’s consolidated receivables. Also as of December 31, 2008 and 2007, the Company’s receivables due from various agencies of the U.K. Government together represented approximately 6% and 14%, respectively, of consolidated receivables. The Company performs ongoing credit evaluations of its larger customers’ financial condition. The Company maintains a reserve for potential credit losses, based on the credit risk applicable to particular customers, historical trends and other relevant information. As of December 31, 2008 and 2007, no one customer accounted for more than 3% or 5%, respectively, of consolidated accounts receivable, net.

Currency Risk

Certain of the Company’s current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by the Company in U.S. dollars. The obligations of customers with revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay the Company in U.S. dollars. In addition, where the Company issues invoices for its services in currencies other than U.S. dollars, the Company’s operating results may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and the Company

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

cannot or does not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies relative to the U.S. dollar could adversely affect the Company’s ability to market its services to customers whose revenue is denominated in those currencies.

Certain Latin American economies have experienced shortages in foreign currency reserves and have adopted restrictions on the ability to expatriate local earnings and convert local currencies into U.S. dollars. Any such shortages or restrictions may limit or impede the Company’s ability to transfer or to convert such currencies into U.S. dollars and to expatriate such funds for the purpose of making timely payments of interest and principal on the Company’s indebtedness. These restrictions have a significantly greater impact on the Company and the Company’s ability to service its debt as a result of the Impsat acquisition. In addition, currency devaluations in one country may have adverse effects in another country. For example, in 2001 and 2002, Argentina imposed exchange controls and transfer restrictions substantially limiting the ability of companies to make payments abroad. While these restrictions have been substantially eased, Argentina may tighten exchange controls or transfer restrictions in the future to prevent capital flight, counter a significant depreciation of the peso or address other unforeseen circumstances.

In Venezuela, the official bolivares-U.S. dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in the Company’s Venezuelan subsidiaries and a significant increase in the Company’s exchange rate and exchange control risks. As of December 31, 2008 and 2007, approximately $33 and $25, respectively of the Company’s cash and cash equivalents were held in Venezuelan bolivars.

Pension Benefits

The Company follows SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”) to account for its defined benefit pension plans. The Company is required to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 19).

Comprehensive Loss

Comprehensive loss includes net loss and other non-owner related income (charges) in equity not included in net loss, such as unrealized gains and losses on marketable securities classified as available for sale, foreign currency translation adjustments related to foreign subsidiaries, changes in the unrealized gains and losses on cash flow hedges and the impact of recognizing changes of the funded status of pension plans as a result of adopting SFAS No. 158.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was $5, $3, and $3 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in selling, general and administrative expenses as reported in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants and requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. SFAS No. 157 also expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”), which removed certain leasing transactions accounted for under SFAS No. 13 from the scope of SFAS No. 157, and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities to January 1, 2009, amending SFAS No. 157 (“SFAS No. 157, as amended”). In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP No. 157-3”), which amended SFAS No. 157 to include an additional example illustrating the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted the effective provisions of SFAS No. 157, as amended, as of January 1, 2008 which did not have any impact on the Company’s consolidated position or results of operations (see Note 5). The Company’s evaluation of the impact of this standard is ongoing, and the Company has not yet determined the impact of the deferred portion of this standard on our financial position or results of operations.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

SFAS No. 141R amends AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP No. 90-7”). Prior to adoption, reversal of pre-emergence valuation allowances are recorded as a reduction of intangibles to zero and thereafter as additional paid-in-capital. Upon adoption, the reversal of pre-emergence valuation allowances will be recorded as a reduction of tax expense. During the years ended December 31, 2008, 2007 and 2006 the Company recorded a provision for income taxes and additional paid-in-capital of $30, $41 and $45 as a result of accounting in accordance with SOP No. 90-7. SFAS No. 141R also amends SFAS 109, “Accounting for Income Taxes”. Prior to adoption, the reversal of valuation allowances recorded in purchase accounting would first reduce goodwill to zero, and then reduce the other acquired non-current intangible assets to zero, and then be reflected in income tax expense. Upon adoption, the reversals of pre-acquisition valuation allowances that do not qualify as a measurement period adjustment are reflected in income tax expense. During the years ended December 31, 2008 and 2007, the Company recorded $5 and $4, respectively, of valuation allowance reversals for deferred tax assets acquired as part of the Impsat acquisition as a reduction in goodwill.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants”. Additionally, FSP APB No. 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 must be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Based on preliminary analysis, upon adoption of FSP APB No. 14-1, the Company expects to reclassify between $35 and $40 of its convertible debt to equity and that amortization of the debt discount will increase annual non-cash interest expense between $7 and $8.

3. RESTRUCTURING

2007 Restructuring Plans

During 2007, the Company implemented initiatives to generate operational savings which included organizational realignment and functional consolidation resulting in the involuntary separation of employees. As a result of these initiatives, during 2007 the Company incurred a net charge of $10 for one-time severance and related benefits which was included in selling, general and administrative expenses in the consolidated statement of operations. On a segment basis, $2 and $8 were recorded to the GCUK and ROW Segments, respectively. As of December 31, 2008, all severance amounts have been paid under the plan. As of December 31, 2008 and December 31, 2007, the remaining liability related to these initiatives was $0 and $1, respectively, all related to the ROW Segment.

During 2007, the Company adopted a restructuring plan as a result of the Impsat acquisition (see Note 4) under which redundant Impsat employees were terminated. As a result, the Company incurred cash restructuring costs of approximately $8 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of December 31, 2008 and December 31, 2007, the remaining liability of the restructuring reserve was $8 and $7, respectively, all related to the GC Impsat Segment.

2006 Restructuring Plan

The Company adopted a restructuring plan as a result of the Fibernet acquisition (see Note 4) under which redundant Fibernet employees were terminated and certain Fibernet facility lease agreements will be terminated or restructured. As a result of these efforts the Company incurred cash restructuring costs of approximately $3 for severance and related benefits in connection with anticipated workforce reductions and $4 for real estate consolidation. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. All amounts incurred for employee separations have been paid and it is anticipated that payment in respect of the restructuring activities for real estate consolidation will continue through 2017. As of December 31, 2008 and December 31, 2007, the remaining liability related to these initiatives was $1 and $3 all related to the GCUK Segment.

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

percentage, share and per share information)

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $107 as of December 31, 2008), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2008, anticipated third party sublease receipts were $93, representing $43 from subleases already entered into and $50 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the years ended December 31, 2008 and 2007:

Facility Closings
Balance at January 1, 2007	$89
Accretion	2
Change in estimated liability	5
Deductions	(76)
Foreign currency impact	6

Balance at December 31, 2007	26
Accretion	—
Change in estimated liability	6
Deductions	(12)
Foreign currency impact	(2)

Balance at December 31, 2008	$18

Included in the $76 of deductions in 2007 is approximately $10 related to the settlement and termination of existing real estate lease agreements for technical facilities, $33 related to the decision to change the use of restructured facilities from idle assets to productive assets, including $31 as a result of the development of a collocation hosting business, with the remainder primarily related to third-party lease payments net of third-party sublease receipts. Upon the change in use, the restructuring reserve for the facilities was released. As of December 31, 2008 and 2007, the remaining restructuring liability was $18 and $26, respectively, all related to the GCUK and ROW segments.

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

percentage, share and per share information)

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

As a result of refinements to the preliminary purchase price allocation, there were additional changes to goodwill that were made during 2007. The primary adjustments were to reallocate $4 of goodwill to intangible assets and the reduction in our estimates of acquisition liabilities.

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

percentage, share and per share information)

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

Included in the pro forma consolidated results of operations for the year ended December 31, 2007 are the following significant non-recurring items: (i) a charge of $30 representing the accelerated issuance of common stock to STT Crossing Ltd. on account of foregone interest through the original scheduled maturity date of the Mandatorily Convertible Notes as an inducement to convert the Mandatorily Convertible Notes, which is included in other income, net in the accompanying consolidated statements of operations (see Note 12); (ii) expenses of approximately $8 related to the write off of deferred financing fees for a bridge loan facility which was terminated upon issuance of the GC Impsat Notes; these expenses are included in other income, net in the accompanying consolidated statements of operations; (iii) a $27 non-cash , non-taxable gain from the deemed settlement of pre-existing arrangements with Impsat in accordance with EITF No. 04-1 which is included in other income, net in the accompanying consolidated statements of operations (see discussion above); (iv) a $31 gain due to the decision to change the use of restructured facilities at our ROW Segment from idle to productive assets as a result of the development of a collocation hosting business, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations (see Note 3); and (v) a $35 gain due to the reversal of contingent liability accruals for a tax claim against the Company which was dismissed by the tax court, which is recorded as $27 in net pre-confirmation contingencies and $8 in interest expense in the accompanying consolidated statement of operations.

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

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated result of operations that would have been reported had the Impsat and Fibernet acquisitions been completed as of the beginning of the periods presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

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

percentage, share and per share information)

No. 157. The Company relies on mid-market pricing valuations prepared by its brokers to record derivative instruments at fair value. There was no impact, or change in the basis for which the fair value of these items is determined as a result of the adoption of SFAS No. 157.

The following table provides a summary of the fair values of significant financial assets and financial liabilities under SFAS No. 157:

Assets	Total	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash flow hedges	$4	$—	$4	$—

6. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2008	2007
Accounts receivable:
Billed	$337	$335
Unbilled	57	62

Total accounts receivable	394	397
Allowances	(58)	(52)

Accounts receivable, net of allowances	$336	$345

The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. The Company has some concentrations of credit risk from other telecommunications providers within its carrier sales channels (see Note 2).

7. PREPAID COSTS AND OTHER CURRENT ASSETS

Prepaid assets and other current assets consist of the following:

	December 31,
	2008	2007
Prepaid capacity, third party maintenance and deferred installation costs	$28	$36
Prepaid taxes, including value added taxes in foreign jurisdictions	24	33
Prepaid rent and insurance	8	9
Income Tax Receivable	11	5
Other	32	38

Total prepaid costs and other current assets	$103	$121

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

8. PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2008	2007
Land	$24	$11
Buildings	97	84
Leasehold improvements	69	50
Furniture, fixtures and equipment	140	132
Transmission equipment	1,750	1,759
Construction in progress	71	95

Total property and equipment	$2,151	$2,131
Accumulated depreciation	(851)	(664)

Property and equipment, net	$1,300	$1,467

Assets recorded under capital lease agreements included in property and equipment consisted of $203 and $159 of cost less accumulated depreciation of $80 and $51 at December 31, 2008 and 2007, respectively.

Labor related to internally developed software in the amount of $23 and $15 was capitalized at December 31, 2008 and December 31, 2007, respectively. The accumulated depreciation related to this internal labor was $5 and $2 at December 31, 2008 and 2007, respectively.

Depreciation and amortization expense related to property and equipment including cost of access installation costs (see Note 2) for the years ended December 31, 2008, 2007 and 2006 was approximately $321, $259 and $163, respectively.

9. INTANGIBLES

Goodwill

Changes in the carrying amount of goodwill are as follows:

	GCUK	GC Impsat	Total
Balance at December 31, 2006	$2	$—	$2
Goodwill acquired	—	156	156
Foreign currency impact and other adjustments	4	(4)	—

Balance at December 31, 2007	$6	$152	$158
Foreign currency impact and other adjustments	(2)	(9)	(11)

Balance at December 31, 2008	$4	$143	$147

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Goodwill acquired in the GC Impsat Segment resulted from the Company’s acquisition of Impsat on May 9, 2007 while the reduction of goodwill for the year ended December 31, 2007 resulted from the reversal of valuation allowances for deferred tax assets acquired as part of the Impsat acquisition which has been recorded as a provision for income taxes and a reduction in goodwill (see Note 15).

The reduction of goodwill for the year ended December 31, 2008 resulted from foreign exchange translation adjustments and the reversal of valuation allowances for deferred tax assets acquired as part of the Impsat acquisition which has been recorded as a provision for income taxes and a reduction in goodwill (see Note 15). This reduction was partially offset by purchase price adjustments to our preliminary allocation of the acquisition costs of the Impsat acquisition (see Note 4).

Other Intangible Assets

	Estimated Useful Life	December 31, 2008		December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	4 yrs	$3	$1	$4	$1
Customer relationships	10-12 yrs	26	5	33	4
Software	1-4 yrs	4	2	4	1

Total		$33	$8	$41	$6

Intangible asset amortization expense was $5, $5 and $1 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table projects the expected future amortization of the above intangible assets for the next five years:

Year Ending December 31,
2009	$4
2010	4
2011	3
2012	3
2013	2

$16

10. INVESTMENTS

In 2008, the Company participated in a debt auction held by the Venezuelan government to purchase $10 par value of U.S. dollar-denominated bonds in connection with the Company’s currency exchange risk mitigation efforts. The purchase price of the bonds was $11. The Company received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8, which resulted in an approximate 27% discount. The difference was recorded as a loss on the sale of investments and included in other income (expense), net in our consolidated statements of operations.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

11. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2008	2007
Accrued taxes, including value added taxes in foreign jurisdictions	$94	$71
Accrued payroll, bonus, commissions, and related benefits	45	46
Accrued professional fees	12	14
Accrued interest	16	27
Accrued real estate and related costs	15	20
Accrued capital expenditures	10	13
Current portion of capital lease obligations	52	54
Income taxes payable	8	16
Accrued third party maintenance costs	7	8
Customer deposits	33	45
Other	69	81

Total other current liabilities	$361	$395

12. DEBT

Outstanding debt obligations consist of the following:

	December 31,
	2008	2007
GCUK Senior Secured Notes	$425	$513
5% Convertible Notes	144	144
GC Impsat Notes	225	225
Term Loan Agreement	344	348
Other	35	41
Add: unamortized premium on GCUK senior secured notes issued December 28, 2006	5	9
Less: unamortized discount on GCUK senior secured notes issued December 23, 2004	(3)	(5)

Total debt obligations	1,175	1,275
Less: current portion of long term debt and short term debt	(26)	(26)

Non-current debt obligations	$1,149	$1,249

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Future maturities of debt are as follows as of December 31, 2008:

2009	$26
2010	19
2011	153
2012	334
2013	1
Thereafter	640

Total future maturities	$1,173
Net unamortized premium	2

Total debt obligations	$1,175

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Within 120 days after the end of the period beginning on December 23, 2004 and ending December 31, 2005 and for each twelve month period thereafter ending December 31, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2007 Annual Repurchase Offer, the Company made an offer for and purchased approximately $2 principal amount of the GCUK Notes. In respect to the 2008 Annual Repurchase Offer, GCUK anticipates making an offer of approximately $11, including accrued but unpaid interest. Any such offer is required to be made within 120 days of such date, and the related purchases must be completed within 150 days after year-end.

A loan or dividend payment by GCUK to the Company and its affiliates is a restricted payment under the indenture governing the GCUK Notes. Under the indenture such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test; (ii) may generally be made only within ten business days of consummation of each Annual Repurchase Offer; and (iii) would generally be limited to 50% of GCUK’s Designated GCUK Cash Flow plus the portion, if any, of the applicable Annual Repurchase Offer that the holders of the notes decline to accept. In addition, so long as GCUK is not then in default under the indenture, GCUK may make up to 10 pounds sterling (approximately $14) in the aggregate in restricted payments in excess of 50% of Designated GCUK Cash Flow for a given period; provided that any such excess payments shall reduce the amount of restricted payments permitted to be paid out of future Designated GCUK Excess Cash Flow. Prior to the conversion of the Mandatorily Convertible Notes (see Term Loan Agreement below), loans from GCUK made to the Company or the Company’s other subsidiaries were subordinated to the payment of obligations under the Mandatorily Convertible Notes. Any future loans from GCUK made to the GCL or other subsidiaries must be subordinated to the payment of obligations under the Term Loan Agreement. The terms of any inter-company loan by GCUK to the Company or the Company’s other subsidiaries are required by the GCUK Notes indenture to be at arm’s length and must be agreed to by the board of directors of GCUK, including its independent members. In the exercise of their fiduciary duties, GCUK’s directors will require GCUK to maintain a minimum cash balance in an amount they deem prudent.

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

For accounting purposes, the cross-currency interest rate swap is classified as a cash flow hedge in accordance with SFAS No. 133. The Company measures the effectiveness of this derivative instrument on a cumulative basis, comparing changes in the cross-currency interest rate swaps cash flows since inception with changes in the hedged item’s cash flows (the interest payment on the $200 U.S. dollar-denominated GCUK Notes) (see Note 20).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

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

Concurrent with the closing of the 5% Convertible Notes offering the Company purchased a portfolio of U.S. treasury securities with total face value of $21 for $20, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes. At December 31, 2008, $4 of these securities are included in prepaid costs and other current assets. At December 31, 2007, $7 and $3 of these securities were included in the prepaid costs and other current assets and other assets, respectively. (See Note 7).

GC Impsat Notes

On February 14, 2007, GC Impsat, a wholly owned subsidiary of the Company, issued $225 in aggregate principal amount of 9.875% senior notes due February 15, 2017 (the “GC Impsat Notes”). Interest on these notes is payable in cash semi-annually in arrears every February 15 and August 15, commencing August 15, 2007. The proceeds of this offering were used to finance a portion of the purchase price (including the repayment of indebtedness and payment of fees) of the Company’s acquisition of Impsat, which was consummated on May 9, 2007 (see Note 4). Pursuant to a pledge and security agreement, entered into on the date of the acquisition, GC Impsat maintained a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments ($22) on the GC Impsat Notes until certain cash flow metrics were met. At December 31, 2007, the amounts included in the debt service reserve account were included in long-term restricted cash and cash equivalents. During 2008, those cash flow metrics have been met and the $22 debt service reserve funds for the GC Impsat Notes were released to unrestricted cash and cash equivalents.

The GC Impsat Notes are senior unsecured obligations of GC Impsat and rank equal in right of payment with all of its other senior unsecured debt. Upon consummation of the acquisition, the restricted subsidiaries of GC Impsat (including Impsat Fiber Networks Inc. and substantially all of its subsidiaries, other than its Colombian subsidiary) guaranteed the GC Impsat Notes on a senior unsecured basis, ranking equal in right of payment with all of their other senior unsecured debt.

The indenture for the GC Impsat Notes limits GC Impsat’s and its restricted subsidiaries’ ability to, among other things: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions;

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

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

In addition to refinancing approximately $216 of debt assumed in the acquisition of Impsat with use of the proceeds from the issuance of the GC Impsat Notes and other cash, at December 31, 2008 the primary debt of the Impsat segment that remains outstanding in addition to the GC Impsat Notes is approximately $10 of bonds issued by Impsat’s subsidiary in Colombia. These bonds bear interest at the Colombian consumer price index plus 8% and are repayable on December 2010. During the year ended December 31, 2008, approximately $10 of the original principal was repaid.

Term Loan Agreement and Conversion of the Mandatorily Convertible Notes

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

percentage, share and per share information)

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

In satisfaction of an obligation under the Term Loan Agreement, the Company entered into an agreement in July 2007 to mitigate the risk arising from the floating rate debt by hedging the term loans against interest rate risk volatility. As of December 31, 2008, the hedge consists of interest rate caps for the ensuing two years having notional amounts between $340 and $344. For accounting purposes, the interest rate caps are classified as cash flow hedges in accordance with SFAS No. 133 (see Note 20).

In conjunction with the recapitalization pursuant to which the Company entered into the Term Loan Agreement, on August 27, 2007, STT Crossing Ltd converted $250 original principal amount of 4.7% payable-in-kind mandatory convertible notes (the “Mandatorily Convertible Notes”) into approximately 16.58 million shares of common stock. Upon such conversion, the debt interests of STT Crossing Ltd. were terminated. As consideration for the subordination of the Mandatorily Convertible Notes to the Term Loan Agreement through the conversion date, the Company paid STT Crossing Ltd. a consent fee of $7.5 in cash shortly after closing in the second quarter 2007 and, at conversion of the Mandatorily Convertible Notes, an additional fee paid in shares of common stock valued at $10.5. The 16.58 million shares of common stock received by STT Crossing Ltd. included the shares representing the $10.5 consent fee as well as shares valued at $30 representing foregone interest through the original scheduled maturity date of the Mandatorily Convertible Notes. The $18 of consent fees was considered a debt modification and was recorded as a reduction in the carrying value of the Mandatorily Convertible Notes in the second quarter of 2007. The $30 of foregone interest was considered an inducement to convert and was recorded in other income, net upon conversion of the Mandatorily Convertible Notes in the third quarter of 2007. At conversion, the carrying value of and all accrued interest on the notes, as well as the consent fee paid in common shares, all of which together totaled $329, were reclassified to common stock and additional paid in capital.

Other Financing Activities

During 2008, the Company entered into debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements is $5. These agreements have terms that range from 23 to 49 months and annual interest rates that generally range from 3.2% to 11%, with a weighted average effective interest rate of 8.1%. In addition, the Company also entered into various capital leasing arrangements that amounted to $43. These agreements have terms that range from 18 to 55 months and implicit interest rates that range generally from 3.4% to 16.7% with a weighted average effective interest rate of 6.9%.

During 2008, the Company entered into debt agreements and received approximately $10 of cash proceeds. These agreements have terms that range from 12 to 60 months, $7 of which have variable interest rates based on a spread over LIBOR and $3 of which have variable interest rates based on a spread over the Brazilian Inter-bank Lending Rate.

At December 31, 2008, the company was not in compliance with certain non-financial covenants for debt and capital lease agreements representing $2 of indebtedness which is classified in current liabilities in the accompanying consolidated balance sheet. The failure to meet these covenants allows the counterparty to accelerate payments under these agreements, but does not trigger any cross defaults in other debt agreements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

13. OBLIGATIONS UNDER CAPITAL LEASES

The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases.

At December 31, 2008, future minimum payments under these capital leases are as follows and are included in other current liabilities and obligations under capital lease in the accompanying consolidated balance sheet:

Year Ending December 31,
2009	$59
2010	49
2011	20
2012	7
2013	5
Thereafter	43

Total minimum lease payments	183
Less: amount representing interest	(38)

Present value of minimum lease payments	145
Less: current portion (Note 11)	(52)

Long term obligations under capital leases	$93

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

percentage, share and per share information)

or reorganizations, (iv) issuance of additional equity securities (other than enumerated exceptions), (v) incurrence of indebtedness above specified amounts, (vi) capital expenditures in excess of specified amounts, (vii) the commencement of bankruptcy or other insolvency proceedings, and (viii) certain affiliate transactions.

At December 31, 2008 and 2007, accrued dividends were $18 and $14, respectively, and are included in other deferred liabilities in the accompanying consolidated balance sheets.

Common Stock

On the Effective Date, GCL was authorized to issue 55,000,000 shares of common stock. In 2006, upon approval from shareholders, the number of authorized shares was increased to 85,000,000. In 2007, upon approval from shareholders, the number of authorized shares was increased to 110,000,000. Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, GCL issued 15,400,000 shares of common stock to its pre-petition creditors and issued 6,600,000 shares of common stock to a subsidiary of ST Telemedia. 18,000,000 shares of common stock were reserved for the conversion of the GCL Preferred Stock, while an additional 3,478,261 shares of common stock were reserved for issuance under GCL’s 2003 Stock Incentive Plan. During 2005 the shares of common stock reserved for issuance under the Stock Incentive Plan was increased to 8,378,261. In 2007, upon approval from shareholders, shares of common stock reserved for issuance under the Stock Incentive Plan was increased to 11,378,261. In 2008, upon approval from shareholders, shares of common stock reserved for issuance under the Stock Incentive Plan was increased to 19,378,261.

On May 30, 2006, the Company completed a public offering of 12,000,000 shares of common stock at $20 per share for gross proceeds of $240. A subsidiary of ST Telemedia purchased 6,226,145 shares of common stock in the offering.

In conjunction with the recapitalization pursuant to which the Company entered into the Term Loan Agreement, on August 27, 2007, STT Crossing Ltd converted $250 original principal amount of mandatorily convertible notes due December 2008 (the “Mandatorily Convertible Notes”) into approximately 16.58 million shares of common stock. Upon such conversion, the debt interests of STT Crossing Ltd. were terminated. As consideration for the subordination of the Mandatorily Convertible Notes to the Term Loan Agreement through the conversion date, the Company paid STT Crossing Ltd. a consent fee of $7.5 in cash shortly after closing in the second quarter 2007 and, at conversion of the Mandatorily Convertible Notes, an additional fee paid in shares of common stock valued at $10.5. The 16.58 million shares of common stock received by STT Crossing Ltd. included the shares representing the $10.5 consent fee as well as shares valued at $30 representing foregone interest through the original scheduled maturity date of the Mandatorily Convertible Notes. The $18 of consent fees was considered a debt modification and was recorded as a reduction in the carrying value of the Mandatorily Convertible Notes. The $30 of unearned accrued interest was considered an inducement to convert and was recorded in other expense, net upon conversion of the Mandatorily Convertible Notes. At conversion, the carrying value of and all accrued interest on the notes, as well as the consent fee paid in common shares, all of which together totaled $329, were reclassified to common stock and additional paid in capital.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

15. INCOME TAX

The provision for income taxes is comprised of the following:

	Year Ended December 31,
	2008	2007	2006
Current	$(14)	$(9)	$(1)
Deferred	(35)	(54)	(66)

Total income tax provision	$(49)	$(63)	$(67)

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Bermuda does not impose a statutory income tax and consequently the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

The current tax provision includes income, asset and withholding taxes for the years ended December 31, 2008, 2007 and 2006 of $14, $9, and $1, respectively. Fresh start accounting has resulted in a net deferred tax provision of $30, $41, and $45 in 2008, 2007 and 2006, respectively, resulting from the utilization of pre-emergence net deferred tax assets that were offset by a full valuation allowance. In accordance with SOP 90-7, the reversal of the valuation allowance that existed at the fresh start date has been first recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital.

The deferred income tax provision reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The following is a summary of the significant items giving rise to components of the Company’s deferred tax assets and liabilities:

	December 31,
	2008		2007
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$381	$—	$411	$—
Net operating loss (“NOL”) carry forwards	1,545	—	1,936	—
Allowance for doubtful accounts	194	—	258	—
Deferred revenue	—	(30)	—	(25)
Other	204	—	83	—

	2,324	(30)	2,688	(25)
Valuation allowance	(2,294)	—	(2,663)	—

	$30	$(30)	$25	$(25)

The Company’s valuation allowance changed in the amount of $(369), $131 and $164 for the years ended December 31, 2008, 2007 and 2006, respectively. In evaluating the amount of valuation allowance required, the Company considers each subsidiary’s prior operating results and future plans and expectations. The utilization period of the NOL carry forwards and the turnaround period of other temporary differences are also considered. The pre-emergence valuation allowance on net deferred tax assets was $1,900 and $2,262 at December 31, 2008

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

and 2007, respectively, which if realized would have been accounted for in accordance with SOP 90-7 as a reduction of intangible assets established on the Effective Date to zero and thereafter as an increase in additional paid-in capital. The Company has reduced all intangible assets to zero. Therefore, as of December 31, 2008 all remaining utilizations have been recorded as an increase in additional paid-in capital. SFAS No. 141R amends SOP 90-7 such that, upon adoption of SFAS No. 141R on January 1, 2009, the reversal of pre-emergence valuation allowances will be recorded as a reduction of income tax expense.

A substantial amount of the Company’s pre-emergence NOL’s and other deferred assets generated prior to the bankruptcy have been reduced as a result of the discharge and cancellation of various pre-petition liabilities. As of December 31, 2008 the Company has NOL carry forwards of $4,170, $1,014, $285 and $1 in Europe, North America, Latin America and Asia, respectively.

During the year ended December 31, 2006, the Company sold entities with NOL’s that were not expected to be utilized. The Company received $19 in gross cash proceeds ($17 after deduction of costs associated with the sale). In accordance with SOP 90-7, as the sale represented a utilization of net pre-emergence deferred tax assets that were offset by a valuation allowance, the $17 of net proceeds was recorded as an increase in additional paid-in capital.

During 2008 and 2007, the Company realized $5 and $4, respectively of tax benefits as a result of the reversal of valuation allowances for deferred tax assets acquired as part of the Impsat acquisition. The recognition of the tax benefits for those items (by elimination of the valuation allowance) after the acquisition date resulted in a reduction of goodwill. This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows. SFAS No. 141R amends SFAS 109, “Accounting for Income Taxes” (“SFAS No. 109”), such that, upon adoption of SFAS No. 141R on January 1, 2009, the reversal of pre-acquisition valuation allowances will be recorded as a reduction of tax expense.

During 2007 and 2006, the Company increased its valuation allowance to reduce the U.K. deferred tax assets by $9 and $21, respectively, to reflect the amount considered more likely than not to be realized. At December 31, 2008 and 2007, the U.K. deferred tax assets have a full valuation allowance recorded against them.

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

The total amount of the unrecognized tax benefits as of the date of adoption and December 31, 2007 and 2008 was $11, $20 and $32, respectively. There was no impact to the January 1, 2007 balance of accumulated deficit upon adoption of FIN 48.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$11
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	4
Additions for positions of new acquisitions	5
Decrease for tax positions of prior years	(1)

Balance at December 31, 2007	20
Additions for tax positions of prior years	15
Decrease for tax positions of prior years	(3)

Balance at December 31, 2008	$32

Included in the balance of unrecognized tax benefits at January 1, 2007, December 31, 2007 and 2008, are $4, $6 and $22, respectively of tax benefits that, if recognized, would affect the effective tax rate. The increase in the amount affecting the effective tax rate at December 31, 2008 is due to the adoption of SFAS No. 141R on January 1, 2009. The Company also recognizes interest accrued related to unrecognized tax benefits in interest expense, and penalties in income tax expense. The Company had approximately $18, $15 and $11 for the payment of interest and penalties accrued in other current liabilities and other deferred liabilities at December 31, 2008, 2007 and 2006, respectively. It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

During 2007, the Company received notification from the Internal Revenue Service that its audit of the Company’s 2002, 2003 and 2004 tax years had resulted in the tax returns being accepted as filed, without change. Accordingly, the Company is no longer subject to U.S. federal income tax examination for periods prior to 2005. With respect to the United Kingdom, as of December 31, 2008, the Company is no longer subject to income tax inquiries by Her Majesty’s Revenue & Customs for the years up to and including 2004. The Company is also subject to taxation in various states and other foreign jurisdictions.

The Company and its subsidiaries’ income tax returns are routinely examined by various tax authorities. In connection with such examinations, tax authorities have raised issues and proposed tax adjustments. The Company is reviewing the issues raised and will contest any adjustments it deems inappropriate. In management’s opinion, adequate provision for income taxes has been made for all years that are open to audit.

16. REORGANIZATION ITEMS

Pre-confirmation Contingencies

During the years ended December 31, 2008, 2007 and 2006, the Company settled various third-party disputes and revised its estimated liability for other disputes related to periods prior to the emergence from chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulletin 11. The resulting net gain on the settlements and change in estimated liability of $10, $33, and $32 is included within net gain on pre-confirmation contingencies in the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006, respectively. The most significant portion of the gain is a result of settlements with certain tax authorities and changes in the estimated liability for other income and non-income tax contingencies. During 2007, the Company released a significant accrual relating to a foreign customs tax audit (see Note 21).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

17. LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted loss per share:

	Year Ended December 31,
	2008	2007	2006
Net loss	$(277)	$(306)	$(324)
Preferred stock dividends	(4)	(4)	(3)

Loss applicable to common shareholders	$(281)	$(310)	$(327)

Weighted average common shares outstanding:
Basic and diluted	55,771,867	42,461,853	31,153,152

Loss applicable to common shareholders:
Basic and diluted loss per share	$(5.04)	$(7.30)	$(10.50)

The Company reported losses for the years ended December 31, 2008, 2007 and 2006. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share from continuing operations.

Diluted loss per share for the years ended December 31, 2008, 2007 and 2006 does not include the effect of the following potential shares, as they are anti-dilutive:

Potential common shares excluded from the calculation of diluted loss per share	Year Ended December 31,
	2008	2007	2006
		(millions)
Mandatorily convertible notes with controlling shareholder	—	—	15
5% Convertible Notes	6	6	6
Convertible preferred stock	18	18	18
Stock options	1	1	1
Restricted stock units	1	1	1
Performance restricted stock units	1	—	—

Total	27	26	41

18. STOCK-BASED COMPENSATION

The Company recognized $55, $51, and $24, respectively, of non-cash stock related expenses for the year ended December 31, 2008, 2007 and 2006. These expenses are included in selling, general and administrative expenses and real estate, network and operations in the consolidated statements of operations. Stock-related expenses for each period relate to share-based awards granted under Global Crossing Limited 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) and reflect awards outstanding during such period, including awards granted both prior to and during such period. Under the 2003 Stock Incentive Plan, the Company is authorized to issue, in the aggregate, share-based awards of up to 19,378,261 common shares to employees, directors and consultants who are selected to participate. As of December 31, 2008, unrecognized compensation expense related to the unvested portion of all restricted stock units was approximately $33 and is expected to be recognized over the next 2.2 years.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Sales Equity Program

During 2008, the Company adopted the Global Crossing Sales Equity Program (“Sales Equity Program”) for the Company’s sales, sales support and sales engineering employees excluding those in Latin America, Canada and Asia. This program allows management level employees to elect to receive 100% of their earned commissions in fully vested shares of common stock of GCL. Non-management employees can elect to receive 50% of their earned commissions in fully vested shares of common stock and the remaining 50% will be paid in cash. As an additional incentive for participating in the Sales Equity Program, the value of the portion to be paid in stock was increased by 5%, which was subsequently increased to 7.5% effective June 1, 2008. Included in the total 2008 non-cash stock related expenses was $10 related to this program. This program was cancelled in the fourth quarter of 2008.

Stock Options

Stock options are exercisable over a ten-year period, vest over a three-year period and have an exercise price range of $10.16 to $15.39 per share. No stock options were granted during 2006, 2007 and 2008.

Information regarding options outstanding for the years ended December 31, 2008, 2007 and 2006 is summarized below:

	Number Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2006	2,146,227	$11.60
Exercised	(466,431)	$10.60
Forfeited	(54,066)	$11.77

Balance as of December 31, 2006	1,625,730	$11.88
Exercised	(351,447)	$11.22
Forfeited	(22,804)	$15.39

Balance as of December 31, 2007	1,251,479	$12.00
Exercised	(123,071)	$10.96
Forfeited	(165,994)	$15.34

Balance as for December 31, 2008	962,414	$11.55

The following table summarizes information concerning outstanding and exercisable options for the year ended December 31, 2008:

Exercise Prices	Number Outstanding	Options Outstanding		Options Exercisable
		Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$10.16	706,270	4.9	$10.16	706,270	$10.16
$15.39	256,144	6.0	$15.39	256,144	$15.39

Total	962,414	5.2	$11.55	962,414	$11.55

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

The weighted average remaining contractual term was 5.2 years for stock options exercisable as of December 31, 2008. Options outstanding and exercisable had no intrinsic value as of December 31, 2008 as all options have an exercise price exceeding the market price of a common share. The total intrinsic value for stock options exercised was $1, $5 and $5, during 2008, 2007 and 2006, respectively.

At December 31, 2008, there was no unrecognized compensation expense for stock options.

Restricted Stock Units

During the year ended December 31, 2008, the members of the Board of Directors and its Executive Committee were granted awards totaling 17,686 fully vested shares of common stock, representing both installments of the directors’ annual retainer fees that is payable in shares rather than cash. Also, during the year ended December 31, 2008, the members of the Board of Directors and its Executive Committee were granted awards totaling 50,112 restricted shares of common stock with a one year cliff vesting on June 24, 2009. These awards were made in accordance with the Company’s annual long-term incentive program for Board of Directors and Executive Committee members.

During the year ended 2008, in conjunction with the Company’s annual long-term incentive program for 2008, the Company awarded to certain employees 568,500 restricted stock units which vest on March 4, 2011. In addition, during 2008 several employees were granted small awards of unrestricted shares of common stock and restricted stock units which will vest in 2009.

During the year ended December 31, 2007, the members of the Board of Directors were granted awards totaling 15,402 fully vested unrestricted shares of common stock, representing both installments of the directors’ annual retainer fees that is payable in shares rather than cash. Also, during the year ended December 31, 2007, the members of the Board of Directors were granted awards totaling 29,040 unrestricted shares of common stock with a one year cliff vesting on June 12, 2008. These awards were made in accordance with the Company’s annual long-term incentive program for Board members.

During the year ended 2007, the Board of Directors approved a grant of awards under a special program to substantially all non-sales employees of the Company. The program was intended to retain and motivate the Company’s employees. The awards granted aggregated: (i) $3 of cash; and (ii) 1,194,880 restricted stock units that vest over a period of either six or twelve months from the date of grant. Also, during 2007, the Board of Directors approved a grant of awards under a special program related to the Impsat acquisition to key employees of the GC Impsat Segment and a limited group of ROW Segment employees involved in the Impsat integration. The program was intended to retain and motivate these employees through the integration of Impsat. The awards granted to non-executives aggregated 32,600 restricted stock units that vest over a period of twelve months from the date of grant. The awards granted to executives aggregated 20,736 restricted stock units that vest one-third per year over a three year period. In addition, in 2007 in conjunction with the Company’s annual long-term incentive program for 2007, the Company awarded to certain employees 333,400 restricted stock units which vest on March 13, 2010.

During the year ended December 31, 2007, certain executives of Impsat entered into employment agreements with the Company which included a special bonus program to encourage executive continuity to maximize the benefit of GCL’s acquisition of Impsat. This bonus program consisted of both time based and performance based components. The time based component vested on the earlier of: (a) 7.5 months from the acquisition date or (b) the date in which the executive is terminated without cause.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

During the year ended December 31, 2006 the Company awarded 440,200 restricted stock units to employees and 39,528 restricted stock units to members of the Company’s Board of Directors. The 39,528 restricted stock units awarded to members of the Board of Directors vested on August 15, 2007, subject to continued service on the board through the vesting date. The 440,200 restricted stock units awarded to employees are scheduled to vest on March 7, 2009; however, the chief executive officer’s performance shares also vest in full upon actual or constructive termination without cause (as determined in accordance with his employment agreement).

The following table summarizes restricted stock units granted, forfeited and canceled for the years ended December 31, 2008, 2007 and 2006:

	Number of Restricted Stock Units	Weighted- Average Issue Price
Balance as for January 1, 2006	1,067,138
Granted	479,728	$17.75
Vested	(356,052)
Vested RSUs withheld for tax purposes	(11,237)
Forfeited	(53,099)

Balance as of December 31, 2006	1,126,478
Granted	1,652,375	$27.09
Vested	(1,012,076)
Vested RSUs withheld for tax purposes	(83,142)
Forfeited	(310,779)

Balance as of December 31, 2007	1,372,856
Granted	674,566	$20.00
Vested	(485,709)
Vested RSUs withheld for tax purposes	(148,976)
Forfeited	(193,596)

Balance as of December 31, 2008	1,219,141

Performance Share Grants

In connection with the Company’s annual long-term incentive program for 2008, the Company awarded to certain employees 936,500 performance share opportunities which vest on December 31, 2010 and must be paid out by March 15, 2011, subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each participant’s target performance share opportunity is based on total shareholder return over a three year period as compared to two peer groups. Depending on how the Company ranks in total shareholder return as compared to the two peer groups, each performance share grantee may earn 0% to 200% of the target number of performance shares. No payout will be made if the average ranking of the Company’s total shareholder return relative to each of the two peer groups (weighted equally) is below the 30th percentile, and the maximum payout of 200% will be made if such average ranking is at or above the 80th percentile.

In connection with the Company’s annual long-term incentive program for 2007, the Company awarded to certain employees 397,000 performance share opportunities which vest on December 31, 2009, in each case

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

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

During the year ended December 31, 2007, certain executives of Impsat entered into employment agreements with the Company which include a special bonus program to encourage executive continuity to maximize the benefit of GCL’s acquisition of Impsat. This bonus program consists of both time based and performance based components. The performance based component was paid on August 31, 2008, based on the achievement of certain performance metrics for a performance period of July 1, 2007 to June 30, 2008. These executives are also entitled to participate in the 2007 Bonus Program, as modified such that the targets for the portion of the year prior to the acquisition of Impsat are based on Impsat’s standalone financial results, and to receive a guaranteed annual bonus to be paid out to these executives regardless of whether Company targets are met. These bonuses were paid in unrestricted shares of common stock of GCL; however GCL retains discretion to use cash rather than shares.

During the year ended December 31, 2006, the Company awarded 522,800 performance share opportunities to officers of the Company under the 2003 Stock Incentive Plan. The performance share opportunities vest and convert into common shares on December 31, 2008, and are subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each performance share grantee can earn (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity is achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity is achieved or (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity is achieved or exceeded. No payout will be made for performance below threshold. Actual payouts will be calculated using interpolation between threshold and target or target and maximum, as applicable. The total performance share opportunity of each participant in this program comprises three separate award opportunities based on measures of combined 2006 and 2007 earnings, cash use, and gross margin attributable to the Company’s enterprise, carrier data, and indirect sales channels. Under the 2006 long term incentive program, 43,216 common shares vested of which 10,031 were withheld in connection with the payment of related withholding taxes for executive officers and certain other employees restricted from selling their shares of Company stock due to legal restrictions applicable to corporate insiders.

Annual Bonus Program

During 2008, the Board of Directors of the Company adopted the 2008 Annual Bonus Program (the “2008 Bonus Program”). The 2008 Bonus Program is an annual bonus applicable to substantially all non-sales employees of the Company, which is intended to retain such employees and to motivate them to achieve the Company’s financial and business goals. Each participant is provided a target award under the 2008 Bonus Program expressed

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

as a percentage of base salary. Actual awards under the 2008 Bonus Program are paid only if the Company achieves specified thresholds for earnings, net change in unrestricted cash and cash equivalents and/or customer satisfaction. The payout for each performance opportunity is calculated independently. Effective February 12, 2009, the Compensation Committee and Board of Directors certified the financial results and approved the payout which will be made primarily in restricted stock units vesting no later than April 8, 2009 (see Note 26). The amount of the shares to be paid was set using a 30-day average of the Company’s Common Stock. As of December 31, 2008, $31 has been accrued for this bonus plan, including employer liability for payroll taxes and charges which is included in other current liabilities and other deferred liabilities.

During the year ended December 31, 2007, the Board of Directors adopted the 2007 Annual Bonus Program (the “2007 Bonus Program”). The 2007 Bonus Program was an annual bonus program for substantially all non-sales employees of the Company intended to retain such employees and to motivate them to help the Company achieve its financial goals. Each participant was provided a target award under the 2007 Bonus Program expressed as a percentage of base salary. Actual awards under the 2007 Bonus Program were paid only if the Company achieved specified earnings and cash use goals. Bonus payouts under the 2007 Bonus Program were made in unrestricted shares of common stock of the Company; provided that the Compensation Committee of the Board of Directors retained discretion to use cash rather than shares as it deemed fit. To the extent common shares were used for payment of bonus awards, such shares were valued based on the closing price on the NASDAQ National Market on the date determined by the Compensation Committee of the Board of Directors at the time the Committee certified the financial results. Under the 2007 annual bonus program, 690,159 common shares vested in March 2008 of which 28,877 were withheld in connection with the payment of related withholding taxes for executive officers and certain other employees restricted from selling their shares of Company stock due to legal restrictions applicable to corporate insiders.

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

The Global Crossing Employees’ Retirement Savings Plan (the “401(k) Plan”) qualifies under Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of his or her annual earnings not to exceed certain limits. The Company provides 100% matching contributions up to the first 1% of eligible compensation and 50% matching contributions up to the next 5% of eligible compensation. The Company’s contributions to the 401(k) Plan vest immediately. Expenses recorded by the Company relating to the 401(k) Plan for the years ended December 31, 2008, 2007 and 2006 were approximately $5, $4, and $4, respectively. Effective March 2009 the Company will suspend matching employee contributions to this plan.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

The Company maintains a defined contribution plan, the Global Crossing Pension Scheme, for the employees of GCUK. Each eligible employee contributes on a tax-deferred basis 4% of his or her annual basic salary. The Company contributes 8% of salary. Expenses recorded by the Company relating to this plan were approximately $3, $2, and $3 for the years ended December 31, 2008, 2007 and 2006, respectively.

Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans were approximately $3, $2, and $2, for the years ended December 31, 2008, 2007 and 2006, respectively.

Defined Benefit Plans

The Company sponsors both contributory and non-contributory employee pension plans available to eligible employees of Global Crossing North America, Inc. and GCUK. The plans provide defined benefits based on years of service and final average salary.

Global Crossing North America, Inc.’s pension plan was frozen on December 31, 1996. As of that date, all existing plan participants became 100% vested and all employees hired thereafter are not eligible to participate in the plan.

GCUK has two separate pension plans: the Global Crossing Pension Scheme (“GCUK Pension Plan”) and the Global Crossing Shared Cost Section of the Railways Pension Scheme (“GCUK Railway Pension Plan”). Both pension plans were closed to new employees on December 31, 1999. The GCUK Railway Pension Plan is a pension plan that splits the costs 60%/40% between the Company and the employees, respectively.

The Company uses a December 31 measurement date for all pension plans.

Changes in the projected benefit obligation for all pension plans sponsored by the Company are as follows:

	Pension Plans
	December 31,
	2008	2007
Projected benefit obligation at beginning of period	$108	$109
Service cost	2	2
Interest cost	6	6
Actuarial gain	(10)	(6)
Benefits paid	(2)	(4)
Foreign exchange	(25)	1

Projected benefit obligation at end of period	$79	$108

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Change in the fair value of assets for all pension plans sponsored by the Company are as follows:

	Pension Plans
	December 31,
	2008	2007
Fair value of plan assets at beginning of period	$101	$95
Actual return on plan assets	(20)	8
Employer contribution	2	1
Benefits paid	(2)	(4)
Foreign exchange	(19)	1

Fair value of plan assets at end of period	$62	$101

The funded status for all pension plans sponsored by the Company is as follows:

	Pension Plans
	December 31,
	2008	2007
Funded status	$(17)	$(7)
Funded status attributable to employees	4	1

Accrued benefit cost, net	$(13)	$(6)

The total accumulated benefit obligation for all pension plans sponsored by the Company is $70 and $91, at December 31, 2008 and 2007, respectively.

The GCUK Railway Pension Plan projected benefit obligation exceeded the fair value of plan assets at December 31, 2008 and 2007. The projected benefit obligation and fair value of plan assets for this plan was $51 and $40, respectively at December 31, 2008 and $76 and $73, respectively at December 31, 2007.

The GCUK Pension Plan projected benefit obligation exceeded the fair value of plan assets at December 31, 2008 and 2007. The projected benefit obligation and fair value of plan assets for this plan is $13 and $8, respectively at December 31, 2008 and $20 and $10, respectively at December 31, 2007.

Details on the effect on operations of the Company’s pension plans are as follows:

	Pension Plans
	Year End December 31, 2008	Year End December 31, 2007	Year End December 31, 2006

Service cost	$2	$2	$2
Interest cost on projected benefit obligation	4	4	3
Expected return on plan assets	(5)	(5)	(4)

Net cost	$1	$1	$1

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Actuarial assumptions used to determine benefit obligations for the Company’s pension plans are as follows:

	December 31,
	2008	2007
Discount rate	5.6%-5.90%	5.6%-6.25%
Compensation increases	4.00%	4.00%
Expected return on assets	4.5%-8.5%	4.2%-8.5%

Actuarial assumptions used to determine net periodic benefit costs for the Company’s pension plans are as follows:

	December 31,
	2008	2007	2006
Discount rate	5.60%-6.25%	5.0%-6.0%	4.75%-6.0%
Compensation increases	4.00%	3.75%	3.75%

Investment strategies for the two significant pension plans are as follows:

The GCUK Railway Pension Plan, which represents approximately 64% of the Company’s total plan assets as at December 31, 2008, is invested in 56% equity securities, 14% bonds, 20% real estate and 10% other assets. The current planned asset allocation strategy was determined with regard to actuarial characteristics of the GCUK Railway Pension Plan. It is based on the assumption that equities would outperform bonds over the long term and is consistent with the overall objective of long-term capital growth. The expected long-term rate of return on plan assets was calculated by the plan actuary and is based on historic returns each asset class held by the plan at the beginning of the year.

The Global Crossing North America, Inc. pension plan, which represents approximately 23% of the Company’s total plan assets at December 31, 2008, is invested 67% in equity securities and 33% bonds, which matches the target asset allocation. The target asset allocation has been derived based on the assumption that equities would outperform bonds over the long term and is consistent with the objective of long-term capital growth. The expected long-term rate of return on plan assets was calculated by the plan actuary and is based on historic returns each asset class held by the plan at the beginning of the year.

Total plan assets are invested as follows:

	Pension Plans
	December 31,
	2008	2007
Equity securities	53%	56%
Debt securities	28%	25%
Real estate	13%	11%
Other	6%	8%

Total	100%	100%

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

The Company expects to make total contributions of approximately $2 in 2009 in respect of all pension plans.

Information for pension plan with an accumulated benefit obligation in excess of plan assets

As at December 31, 2008 and 2007 the accumulated benefit obligation (“ABO”) of the GCUK Pension Plan exceeded the fair value of the GCUK Pension Plan’s assets by $1 and $5, respectively. The ABO and fair value of assets relating to the GCUK Pension Plan were $9 and $8, respectively, at December 31, 2008, and $15 and $10, respectively, at December 31, 2007.

As at December 31, 2008 the ABO of the GCUK Railway Pension Plan exceeded the fair value of the GCUK Railway Plan’s assets by $7. The ABO and fair value of assets relating these plans were $47 and $40, respectively.

Details of the effect on operations of the GCUK Pension Plan and GCUK Railway Pension Plan are as follows:

	Pension Plans
	Year End December 31, 2008	Year End December 31, 2007	Year End December 31, 2006
Service cost	$1	$1	$1
Interest cost on projected benefit obligation	4	1	—
Expected return on plan assets	(3)	—	—

Net cost	$2	$2	$1

None of the Company’s other pension plans’ ABO exceeded the fair value of their respective pension plans assets at December 31, 2008.

Benefit Payments

The following table summarizes expected benefit payments from the Company’s various pension plans through 2018. Actual benefits payments may differ from expected benefit payments.

Pension Plans
2009	$2
2010	2
2011	2
2012	3
2013	3
2014-2018	14

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Management believes the carrying value of other debt approximates fair value as of December 31, 2008 and 2007, respectively. The fair values of our debt, derivative instruments and marketable securities are as follows:

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
GCUK Notes	$427	$250	$517	$522
5% Convertible Notes	144	75	144	169
GC Impsat Notes	225	135	225	211
Term Loan Agreement	344	189	348	348
Term Loan Interest Rate Swaps & Caps, liability	—	—	1	1
GCUK cross-currency interest rate swap, liability/(asset)	(4)	(4)	4	4
Other debt	35	35	41	41
Marketable securities	4	4	10	10

21. COMMITMENTS, CONTINGENCIES AND OTHER

Contingencies

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at December 31, 2008 and 2007. In accordance with SFAS 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In accordance with FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss (an interpretation of FASB Statement No. 5)”, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies. The following is a description of the material legal proceedings involving the Company commenced or pending during 2008.

AT&T Corp. (SBC Communications) Claim

On November 17, 2004, AT&T’s LEC affiliates commenced an action against the Company and other defendants in the U.S. District Court for the Eastern District of Missouri. The complaint alleges that the Company, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic to avoid the payment of interstate and intrastate access charges.

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. The Company filed a

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a first amended complaint on February 4, 2005. The first amended complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which is affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the first amended complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the Federal Communications Commission (“FCC”) and the FCC has sought comments on the issues referred by the Court. The Company filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization (the “Plan of Reorganization”) of the Company’s predecessor and a number of its subsidiaries (collectively, the “GC Debtors”) which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, AT&T moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. The Company filed its response to the motion on March 6, 2006, requesting that the Court deny the motion. On May 31, 2006, the Court entered an order denying plaintiffs’ motion for reconsideration without prejudice. On April 15, 2008, plaintiffs moved to vacate the stay entered by the Court on the grounds of inaction by the FCC. The Court denied the motion to vacate and the plaintiffs have requested reconsideration. That request is presently pending before the Court.

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

percentage, share and per share information)

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

percentage, share and per share information)

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

Impsat Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims (including accrued interest and attorney fees) in excess of $30 for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts and unpaid performance bonuses as a result of their separation from Impsat shortly after the acquisition of Impsat by the Company.

The Company has been in negotiations with the claimants over the amount of their claims and other issues arising out of their departure. In October 2007, a former director and officer commenced litigation seeking to recover damages from the Company for alleged separation benefits and compensation. The Company has responded seeking dismissal of the claim based on lack of jurisdiction but such defense was rejected by the court and the case has moved to the evidentiary stage. In November 2007, a former officer served the Company a complaint claiming damages. The case is now in the evidentiary stage. In July 2008, a former officer commenced formal judicial proceedings on his claim and the Company responded seeking dismissal of the claim based on lack of jurisdiction. Such defense was rejected by the court and the case will now continue. The Company has replied timely in each case and will be vigorously defending against these claims.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

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

In July 2008, Impsat filed an action in the Argentine Federal Courts in Buenos Aires seeking a declaration that the Antenna Fees are unconstitutional and illegal. The request is still pending. In December 2008, the GCBA amended its regulations and those amendments resulted in a significant reduction in the Antenna Fees. The Company is working to determine the final impact those changes will have on its exposure.

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

percentage, share and per share information)

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

In September 2007, an agreement was reached with the prosecution to conditionally suspend the criminal proceedings against the Company’s employees, and to have the charges ultimately dismissed. The agreement was approved by the Court on November 28, 2007. In a decision dated February 3, 2009, the conditional suspension of criminal charges was finalized by the Court and all criminal charges against the individual employees of the Company have now been dismissed.

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

percentage, share and per share information)

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

After the filing of motions and responses, the Court issued an opinion on these matters on July 3, 2008. The Court held that the agreement did not permit the Company to increase the rates in the manner it did and that the Company: (a) breached the sales contract in so doing; and (b) is therefore not entitled to additional adequate assurance. The Court did, however, permit the Company to amend its complaint to plead a rescission claim, which the Company filed on July 14, 2008. The Company also filed notices of appeal of these rulings with the United States District Court of the Southern District of New York, but those appeals were ultimately dismissed for untimeliness, without prejudice to later appeals on the merits. In the meantime, the case is continuing in the bankruptcy court with respect to the remaining liability issues and damages in the adversary proceeding. While the customer has alleged damages in amounts that would be very material to the Company, we believe that we have valid defenses to limit the amount of these damages. The parties exchanged expert reports in 2008 and the matter is presently scheduled for trial in 2009. The Company has also moved to dismiss the customer’s bankruptcy case for failure to comply with the “small business” provisions of the Bankruptcy Code. That motion is scheduled to be heard by the Bankruptcy Court on March 5, 2009. The Company anticipates that the customer will oppose the motion.

Universal Service Notice of Apparent Liability

On April 9, 2008, the FCC released a Notice of Apparent Liability for Forfeiture finding that subsidiaries of Global Crossing North America, Inc. apparently violated the Communications Act of 1934, as amended, and the FCC’s rules, by willfully and repeatedly failing to contribute fully and timely to the federal Universal Service Fund and the Telecommunications Relay Service Fund. The FCC alleges that, since emergence from bankruptcy, the Company has had a history of making its contributions to the funds late or, in certain months, making only partial contributions or not making any contributions. The FCC has proposed to assess a forfeiture of approximately $11. The Company believes that it has several defenses to the proposed forfeiture. The Company and the FCC are attempting to negotiate a resolution and the due date for the Company’s response has been held in abeyance.

Commitments

Cost of Access, Third Party Maintenance and Other Purchase Commitment Obligations

The Company has purchase commitments with third-party access vendors that require it to make payments to purchase network services, capacity and telecommunications equipment through 2013. Some of these access vendor commitments require the Company to maintain minimum monthly and/or annual billings, in certain cases

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

based on usage. In addition, the Company has purchase commitments with third parties that require it to make payments for maintenance services for certain portions of its network through 2026. Further, the Company has purchase commitments with other vendors.

The following table summarizes the Company’s purchase commitments at December 31, 2008:

	Total	Less than 1 year (2009)	1-3 years (2010-2011)	3-5 years (2012-2013)	More than 5 years
Cost of access services	$353	$206	$134	$13	$—
Third-party maintenance services	339	63	74	36	166
Other purchase obligations	221	161	43	6	11

Total	$913	$430	$251	$55	$177

Operating leases—The Company as Lessee

The Company has commitments under various non-cancelable operating leases for office and equipment space, automobiles, equipment rentals, network capacity contracts and other leases. Estimated future minimum lease payments on operating leases are approximately as follows:

Year Ending December 31,
2009	$105
2010	95
2011	84
2012	81
2013	75
Thereafter	440

Total	$880

The schedule of future minimum lease payments above does not include operating lease obligations related to restructured properties (see note 3).

Rental expense related to office and equipment space, automobiles, equipment rentals and other leases for the years ended December 31, 2008, 2007 and 2006 was $121, $99 and $86, respectively.

Sublease Income

The Company has various sublet arrangements with third parties. Estimated future minimum lease receipts are approximately as follows:

Year Ending December 31,
2009	$5
2010	4
2011	4
2012	5
2013	2
Thereafter	4

Total	$24

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

The schedule of future minimum lease receipts above does not include lease obligations related to restructured properties.

Sublease income for the years ended December 31, 2008, 2007 and 2006 was $7, $7 and $5 respectively.

22. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the years ended December 31, 2008, 2007 and 2006 the Company provided approximately $0.3, $0.3, and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s indirect majority shareholder and parent company, ST Telemedia. Also, during the years ended December 31, 2008, 2007 and 2006 the Company received approximately $6.0, $3.4, and $2.0 of co-location services from an affiliate of ST Telemedia. Additionally, during the years ended December 31, 2008, 2007 and 2006, the Company accrued dividends of $3.6, $3.6 and $3.6, respectively, related to preferred stock held by affiliates of ST Telemedia. Further, for the years ended December 31, 2008, 2007 and 2006, the Company accrued interest of nil, $26.0 and $31.5, respectively, related to the Mandatorily Convertible Notes held by affiliates of ST Telemedia.

As of December 31, 2008 and 2007, the Company had approximately $19.1 and $15.0, respectively, due to ST Telemedia and its subsidiaries and affiliates, and no amounts due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates at December 31, 2008 and 2007 primarily relate to dividends accrued on the GCL Preferred Stock, and are included in “other deferred liabilities” in the accompanying condensed consolidated balance sheets. During the year ended December 31, 2007 ST Telemedia converted the Mandatorily Convertible Notes into 16.58 million shares of common stock (see Note 12). During the years ended December 31, 2008, 2007 and 2006, nil, $6.4, and $12.5 of accrued interest related to the Mandatorily Convertible Notes was converted to additional Mandatorily Convertible Notes.

On May 30, 2006, a wholly-owned subsidiary of ST Telemedia purchased 6,226,145 shares of common stock as part of the Company’s public offering of common stock.

During 2006, the Company reimbursed ST Telemedia for an immaterial amount of out-of-pocket expenses incurred by ST Telemedia representing legal fees incurred in connection with waivers granted by ST Telemedia at the request of the Company of certain covenants in the indenture governing the Mandatorily Convertible Notes.

Commercial relationships between the Company and the Slim Family

According to filings made with the SEC, Carlos Slim Helu and members of his family (collectively, the “Slim Family”), together with entities controlled by the Slim Family, held greater than 10% of the Company’s common stock prior to May 2, 2006. Accordingly, the members of the Slim Family may therefore be considered related parties of the Company prior to that date. During the four months ended April 30, 2006, the Company engaged in various commercial transactions in the ordinary course of business with telecommunications companies controlled by or subject to significant influence from the Slim Family (“Slim-Related Entities”). Specifically telecommunications services provided to Slim-Related Entities during the four months ended April 30, 2006 was approximately $5.5. Purchases of access-related services from Slim-Related Entities was approximately $2.5 for the four months ended April 30, 2006.

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

23. SEGMENT REPORTING

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

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the United Kingdom (“UK”). GC Impsat is a provider of telecommunications services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all the operations of Global Crossing Limited and its subsidiaries excluding the GCUK and GC Impsat segments and comprises operations primarily in North America, with smaller operations in Europe, Asia and Latin America, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunications services including data, IP and voice products. The services provided by the Company’s segments support a migration path to a fully converged IP environment.

During 2008, the Company transferred its legacy Brazilian and Chilean operations from the ROW Segment to the GC Impsat Segment. As these transfers were between entities under common control, the Company has retroactively restated the GC Impsat Segment results to include the results of the Brazilian and Chilean operations and removed the results of the Brazilian and Chilean operations from the ROW Segment for all applicable periods presented. The Company anticipates transferring its Argentine operations from the ROW Segment to the GC Impsat Segment during 2009 in a continuing effort to streamline its operations.

The CODMs have measured and evaluated the Company’s reportable segments based on Adjusted Cash EBITDA. Adjusted Cash EBITDA, as defined by the Company, is earnings before non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense), net, net gain on pre-confirmation contingencies, provision for income taxes and preferred stock dividends.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Management believes that Adjusted Cash EBITDA has been an important part of the Company’s internal reporting and is a key measure used by management to evaluate profitability and operating performance of the Company and to make resource allocation decisions. Management believes such measure is especially important in a capital-intensive industry such as telecommunications. However, there may be important differences between the Company’s Adjusted Cash EBITDA measure and similar performance measures used by other companies. Additionally, this financial measure does not include certain significant items such as non-cash stock compensation, depreciation and amortization, interest income, interest expense, other income (expense) net, net gain on pre-confirmation contingencies, provision for income taxes and preferred stock dividends. Adjusted Cash EBITDA should not be considered a substitute for net income, operating income, operating cash flows or other measures of financial performance.

In 2009, the Company’s CODMs will begin to assess performance and allocate resources based on operating income before depreciation and amortization (“OIBDA”). OIBDA differs from Adjusted Cash EBITDA in that OIBDA includes non-cash stock compensation. As the Company expects to reduce its reliance on non-cash stock compensation over time, in particular for the annual incentive plan, the Company believes this change is appropriate and allows cash or stock to be used to fund the bonus program without impacting the measure.

Segment information

The following tables provide operating financial information for the Company’s three reportable segments and a reconciliation of segment results to consolidated results. Prior period amounts are revised to reflect the change in reportable segments as discussed above.

	Year ended December 31,
	2008	2007 (as restated)	2006 (as restated)
Revenues from external customers
GCUK	$599	$582	$450
GC Impsat	468	266	22
ROW	1,525	1,413	1,399

Total consolidated	$2,592	$2,261	$1,871

Intersegment revenues
GCUK	$—	$—	$—
GC Impsat	7	3	—
ROW	11	9	1

Total	$18	$12	$1

Total segment operating revenues
GCUK	$599	$582	$450
GC Impsat	475	269	22
ROW	1,536	1,422	1,400
Less: intersegment revenues	(18)	(12)	(1)

Total consolidated	$2,592	$2,261	$1,871

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

	Year ended December 31,
	2008	2007 (as restated)	2006 (as restated)
Adjusted Cash EBITDA
GCUK	$140	$147	$93
GC Impsat	143	63	(1)
ROW	45	(36)	(117)

Total consolidated	$328	$174	$(25)

A reconciliation of Adjusted Cash EBITDA to Income (Loss) Applicable to Common Shareholders follows:

	Year ended December 31, 2008
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$140	$143	$45	$—	$328
Non-cash stock compensation	(6)	(5)	(44)	—	(55)
Depreciation and amortization	(84)	(81)	(161)	—	(326)
Interest income	8	3	6	(7)	10
Interest expense	(65)	(35)	(76)	7	(169)
Other income (expense), net	(57)	(20)	51	—	(26)
Net gain on pre-confirmation contingencies	—	4	6	—	10
Provision for income taxes	(1)	(17)	(31)	—	(49)
Preferred stock dividends	—	—	(4)	—	(4)

Loss applicable to common shareholders	$(65)	$(8)	$(208)	$—	$(281)

	Year ended December 31, 2007 (as restated)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$147	$63	$(36)	$—	$174
Non-cash stock compensation	(5)	(2)	(44)	—	(51)
Depreciation and amortization	(84)	(44)	(136)	—	(264)
Interest income	10	4	15	(8)	21
Interest expense	(70)	(26)	(83)	8	(171)
Other income (expense), net	2	—	13	—	15
Net gain on pre-confirmation contingencies	—	—	33	—	33
Provision for income taxes	(11)	(10)	(42)	—	(63)
Preferred stock dividends	—	—	(4)	—	(4)

Loss applicable to common shareholders	$(11)	$(15)	$(284)	$—	$(310)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

	Year ended December 31, 2006 (as restated)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
Adjusted Cash EBITDA	$93	$(1)	$(117)	$—	$(25)
Non-cash stock compensation	(1)	—	(23)	—	(24)
Depreciation and amortization	(50)	(3)	(110)	—	(163)
Interest income	7	—	16	(6)	17
Interest expense	(55)	—	(57)	6	(106)
Other income (expense), net	41	(1)	(28)	—	12
Net gain on pre-confirmation contingencies	—	—	32	—	32
Provision for income taxes	(23)	(1)	(43)	—	(67)
Preferred stock dividends	—	—	(3)	—	(3)

Income (loss) applicable to common shareholders	$12	$(6)	$(333)	$—	$(327)

	December 31, 2008	December 31, 2007 (as restated)
Total Assets
GCUK	$656	$847
GC Impsat	693	711
ROW	1,370	1,386

Total segments	2,719	2,944
Less: Intercompany loans and receivables	(369)	(277)

Total consolidated assets	$2,350	$2,667

	December 31, 2008	December 31, 2007 (as restated)
Purchases of Property and Equipment
GCUK	$42	$76
GC Impsat	56	39
ROW	94	99

Total consolidated capital expenditures	$192	$214

	December 31, 2008	December 31, 2007 (as restated)
Unrestricted Cash
GCUK	$52	$47
GC Impsat	92	77
ROW	216	273

Total consolidated unrestricted cash	$360	$397

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

	December 31, 2008	December 31, 2007
Restricted Cash
GCUK	$—	$1
GC Impsat	—	23
ROW	18	29

Total consolidated restricted cash	$18	$53

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

Geographic Information

Company information provided on geographic sales is based on the order location of the customer. Long- lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Year Ended December 31,
	2008	2007	2006
Revenue(1):
United States	$1,305	$1,205	$1,215
United Kingdom	714	678	550
Other countries	573	378	106

Consolidated Worldwide	$2,592	$2,261	$1,871

	Year ended December 31,
	2008	2007	2006
Revenue:
Data Services	$1,542	$1,234	$756
Voice Services	892	891	985
Collaboration Services	158	136	130

Consolidated Worldwide	$2,592	$2,261	$1,871

	December 31,
	2008	2007
Long-lived assets:
United States	$394	$385
United Kingdom	280	385
International waters	131	150
Other countries	495	547
Other(2)	172	193

Consolidated Worldwide	$1,472	$1,660

(1)	There were no individual customers for the years ended December 31, 2008, 2007 and 2006 that accounted for more than 10% of consolidated revenue.
(2)	Long-lived assets include property and equipment and intangible assets.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

24. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2008	2007	2006
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
Fair value of assets acquired	$—	$521	$178
Less liabilities assumed	—	390	68
Net assets acquired	—	131	110
Less cash acquired	—	28	18
Less non-cash goodwill associated with settlement of pre-existing relationship	—	27	13

Buisness acquisition, net of cash acquired	$—	$76	$79

SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTIVITIES:
Capital lease and debt obligations incurred	$48	$86	$72

Conversion to equity of debt, accrued interest and consent fees	$—	$329	$—

Accrued interest converted to Mandatorily Convertible Notes	$—	$6	$13

During the year ended December 31, 2007, STT Crossing Ltd. converted the Mandatorily Convertible Notes into approximately 16.58 million shares of common stock (see Note 12).

	Year Ended December 31,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Changes in operating working capital:
Accounts receivable	$(25)	$(51)	$(71)
Prepaid costs and other current assets	(52)	(32)	(5)
Accounts payable and accrued cost of access	49	(40)	107
Deferred revenue—current	(5)	22	30
Restructuring costs—current	(5)	(15)	(33)
Other current liabilities	6	63	7

	$(32)	$(53)	$35

Cash paid for interest and income taxes:
Cash paid for interest	$138	$116	$66

Cash paid for income taxes	$13	$7	$4

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the unaudited quarterly results for the years ended December 31, 2008 and 2007.

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$630	$653	$667	$642
Cost of access	(299)	(306)	(310)	(296)
Real estate, network and operation	(104)	(107)	(109)	(86)
Third party maintenance	(27)	(28)	(28)	(24)
Cost of equipment sales	(23)	(23)	(25)	(23)

Total cost of revenue	(453)	(464)	(472)	(429)
Selling, general and administrative	(132)	(133)	(125)	(111)
Depreciation and amortization	(76)	(84)	(84)	(82)

Operating income (loss)	(31)	(28)	(14)	20
Net loss	(69)	(88)	(70)	(50)
Loss applicable to common shareholders	(70)	(89)	(71)	(51)
Loss per share:
Loss applicable to common shareholders per common share, basic and diluted	$(1.28)	$(1.60)	$(1.26)	$(0.90)

Shares used in computing basic and diluted loss per share	54,718,587	55,675,011	56,176,273	56,488,594

	2007 Quarter Ended
	March 31	June 30[1]	September 30	December 31
Revenue	$504	$547	$594	$616
Cost of access	(284)	(281)	(288)	(293)
Real estate, network and operation	(88)	(101)	(103)	(93)
Third party maintenance	(24)	(25)	(26)	(28)
Cost of equipment sales	(25)	(23)	(18)	(22)

Total cost of revenue	(421)	(430)	(435)	(436)
Selling, general and administrative[2,3]	(106)	(128)	(98)	(84)
Depreciation and amortization	(50)	(63)	(73)	(78)

Operating income (loss)	(73)	(74)	(12)	18
Net income (loss)[4]	(120)	(100)	(88)	2
Income (loss) applicable to common shareholders	(121)	(101)	(89)	1
Loss per share:
Income (loss) applicable to common shareholders per common share, basic	$(3.30)	$(2.73)	$(2.14)	$0.02

Shares used in computing basic earnings (loss) per share	36,697,343	36,930,841	41,515,404	54,518,349

Income (loss) applicable to common shareholders per common share, diluted	$(3.30)	$(2.73)	$(2.14)	$0.02

Shares used in computing diluted earnings (loss) per share	36,697,343	36,930,841	41,515,404	56,415,828

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

[4]

During the third quarter of 2007, STT Crossing Ltd. converted $250 of Mandatorily Convertible Notes into approximately 16.58 million shares of common stock. The Company recorded a $30 inducement fee related to the early conversion of STT debt to equity in other income (expense), net. During the fourth quarter of 2007, the Company released a contingent liability and interest accrued on that liability as a result of a tax court dismissing the claim and recorded a $27 net gain on settlement of pre-confirmation contingencies and $8 reduction in interest expense.

The sum of the quarterly net loss per share amounts may not equal the full-year amount since the computations of the weighted average number of shares outstanding for each quarter and the full year are made independently.

26. SUBSEQUENT EVENT

2008 Annual Bonus Share Grant

Effective February 12, 2009, the Company granted approximately, 4.7 million shares of restricted stock units to its employees in connection with the 2008 Annual Bonus Program (see Note 18). The restricted stock units vest no later than April 9, 2009 and upon vesting approximately 1.6 million shares will be withheld to cover tax withholding obligations resulting in 3.1 million shares being distributed.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions		Deductions	Balance at end of period
		Charged to costs and expenses	Charged to other accounts
2008
Reserve for uncollectible accounts and sales credits	$52	$27	$3	$(24)	$58
Restructuring reserves	37	3	4	(17)	27
Deferred tax valuation allowance	2,663	—	—	(369)	2,294
2007
Reserve for uncollectible accounts and sales credits	$43	$29	$8	$(28)	$52
Restructuring reserves	91	(30)	16	(40)	37
Deferred tax valuation allowance	2,532	9	122	—	2,663
2006
Reserve for uncollectible accounts and sales credits	$49	$28	$7	$(41)	$43
Restructuring reserves	120	(4)	15	(40)	91
Deferred tax valuation allowance	2,368	(21)	185	—	2,532