Form 10-Q
period 2009-03-31
GLOBAL CROSSING LTD
filed 2009-05-05
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of May 1, 2009 was 60,079,454.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	March 31, 2009	December 31, 2008
	(unaudited)	(as adjusted)
ASSETS:
Current assets:
Cash and cash equivalents	$306	$360
Restricted cash and cash equivalents—current portion	4	7
Accounts receivable, net of allowances of $58 and $58	332	336
Prepaid costs and other current assets	114	103

Total current assets	756	806

Restricted cash and cash equivalents—long term	12	11
Property and equipment, net of accumulated depreciation of $917 and $851	1,260	1,300
Intangible assets, net (including goodwill of $148 and $147)	172	172
Other assets	58	60

Total assets	$2,258	$2,349

LIABILITIES:
Current liabilities:
Accounts payable	$277	$329
Accrued cost of access	86	92
Short term debt and current portion of long term debt	28	26
Accrued restructuring costs—current portion	13	13
Deferred revenue—current portion	133	138
Other current liabilities	371	361

Total current liabilities	908	959

Long term debt	1,120	1,127
Obligations under capital leases	83	93
Deferred revenue	329	308
Accrued restructuring costs	12	14
Other deferred liabilities	66	94

Total liabilities	2,518	2,595

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 58,015,406 and 56,696,312 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	1,426	1,399
Accumulated other comprehensive loss	(6)	(23)
Accumulated deficit	(1,683)	(1,625)

Total shareholders’ deficit	(260)	(246)

Total liabilities and shareholders’ deficit	$2,258	$2,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended March 31,
	2009	2008
		(as adjusted)

Revenue	$609	$632
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(286)	(299)
Real estate, network and operations	(97)	(108)
Third party maintenance	(24)	(27)
Cost of equipment and other sales	(23)	(23)

Total cost of revenue	(430)	(457)

Gross margin	179	175
Selling, general and administrative	(104)	(130)
Depreciation and amortization	(79)	(76)

Total operating expenses	(613)	(663)

Operating loss	(4)	(31)
Other income (expense):
Interest income	1	4
Interest expense	(36)	(46)
Other income (expense), net	(15)	20

Loss before provision for income taxes	(54)	(53)
Provision for income taxes	(4)	(18)

Net loss	(58)	(71)
Preferred stock dividends	(1)	(1)

Loss applicable to common shareholders	$(59)	$(72)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(1.04)	$(1.32)

Weighted average number of common shares	56,923,415	54,718,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2009	2008
		(as adjusted)
Cash flows provided by (used in) operating activities:
Net loss	$(58)	$(71)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash income tax provision	—	15
Non-cash stock compensation expense	5	22
Depreciation and amortization	79	76
Provision for doubtful accounts	2	3
Amortization of prior period IRUs	(5)	(4)
Change in long term deferred revenue	27	4
Other	20	(18)
Change in operating working capital:
- Changes in accounts receivable	—	(9)
- Changes in accounts payable	(50)	(3)
- Changes in other current assets	(19)	(16)
- Changes in other current liabilities	5	26

Net cash provided by operating activities	6	25

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(38)	(44)
Change in restricted cash and cash equivalents	2	(5)

Net cash used in investing activities	(36)	(49)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	3	4
Repayment of capital lease obligations	(15)	(13)
Repayment of long term debt (including current portion)	(6)	(4)
Payment of employee taxes on share-based compensation	(4)	—
Other	—	1

Net cash used in financing activities	(22)	(12)

Effect of exchange rate changes on cash and cash equivalents	(2)	1

Net decrease in cash and cash equivalents	(54)	(35)
Cash and cash equivalents, beginning of period	360	397

Cash and cash equivalents, end of period	$306	$362

Non-cash investing and financing activities:
Capital lease and debt obligations incurred	$5	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

1.	BACKGROUND AND ORGANIZATION

Global Crossing Limited (“GCL”) and its subsidiaries (collectively, the “Company”) are a global communications service provider, serving many of the world’s largest corporations, government entities and many other telecommunications carriers, providing a full range of Internet Protocol (“IP”) and managed data and voice products and services. The Company’s network delivers services to more than 690 cities in more than 60 countries and six continents around the world. The Company operates as an integrated global services provider with operations in North America, Europe, Latin America and a portion of Asia/Pacific region, providing services that support a migration path to a fully converged IP environment. The vast majority of the Company’s revenue is generated from monthly services. The Company reports its financial results based on three separate operating segments: (i) Global Crossing (UK) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) (see Note 10).

2.	BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report for the year ended December 31, 2008 filed with the SEC on Form 10-K. These condensed consolidated financial statements include the accounts of the Company over which it exercises control. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year presentation.

In the condensed consolidated statement of operations for the three months ended March 31, 2008, $2 of sales taxes previously netted against “revenue” were reclassified to “selling, general and administrative” expenses to be consistent with the presentation of other similar taxes. Additionally, $4 of costs associated with operating the GC Impsat Segment data center and voice business, principally employee related expenses, were reclassified from “selling, general and administrative” to “real estate, network and operations” as they represent service delivery costs and therefore are more appropriately reported as cost of revenue.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 107-1 and APB 28-1 to have a material effect on its financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement). FSP APB No. 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 must be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On May 30, 2006, the Company completed a public offering of $144 aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) which are within the scope of FSP APB No. 14-1. Accordingly, the Company’s condensed consolidated financial statements as of December 31, 2008 and for three months ended March 31, 2008 have been adjusted to reflect the retrospective application of FSP APB No. 14-1.

Upon adoption of FSP APB No. 14-1 on January 1, 2009, the Company reclassified $38 of the carrying value of the 5% Convertible Notes to additional paid-in capital. In addition, upon adoption the cumulative effect of the retrospective application of FSP APB No. 14-1 on the Company’s accumulated deficit was an increase of $17 related to prior period amortization of the debt discount and associated deferred financing fees.

As of March 31, 2009 the principal amount of the liability component, its unamortized discount and its net carrying value were $144, $20 and $124, respectively, while as of December 31, 2008 the principal amount of the liability component, its unamortized discount and its net carrying value was $144, $22 and $122, respectively. As of March 31, 2009, the remaining unamortized discount of $20 will be amortized, using the effective interest rate method, through the maturity of the 5% Convertible Notes on May 15, 2011. As of both March 31, 2009 and December 31, 2008, the carrying amount of the equity component was $38. At March 31, 2009 and December 31, 2008, if the 5% Convertible Notes were converted into shares of the Company’s common stock at a conversion price of $22.98 per share, approximately 6.3 million shares of the Company’s common stock would be issued.

For the three months ended March 31, 2009 and 2008, the effective interest rate for the 5% Convertible Notes was 12.75%. For the three months ended March 31, 2009 and 2008, interest expense for the 5% Convertible Notes related to the coupon and the amortization of the debt discount was $4 ($4 after-tax) in both periods.

For the three months ended March 31, 2009 and 2008, the effect of the application of FSP APB No. 14-1 was an increase in the Company’s net loss applicable to common shareholders of $2 (or $.04 per share).

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants and requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. SFAS No. 157 also expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. 157-1”), which removed certain leasing transactions accounted for under SFAS No. 13 from the scope of SFAS No. 157, and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities to January 1, 2009, amending SFAS No. 157 (“SFAS No. 157, as amended”). In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP No. 157-3”), which amended SFAS No. 157 to include an additional example illustrating the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value

When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). FSP No. 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the effective provisions of SFAS No. 157, as amended, as of January 1, 2008 and the deferred provisions as of January 1, 2009 which did not have a material impact on the Company’s consolidated position or results of operations.

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

SFAS No. 141R amends AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP No. 90-7”). Prior to adoption, reversal of pre-emergence valuation allowances are recorded as a reduction of intangibles to zero and thereafter as additional paid-in-capital. Upon adoption, the reversal of pre-emergence valuation allowances will be recorded as a reduction of tax expense. During the three months ended March 31, 2008 the Company recorded a provision for income taxes and additional paid-in-capital of $13 as a result of accounting in accordance with SOP No. 90-7. SFAS No. 141R also amends SFAS 109, “Accounting for Income Taxes”. Prior to adoption, the reversal of valuation allowances recorded in purchase accounting would first reduce goodwill to zero, and then reduce the other acquired non-current intangible assets to zero, and then be reflected in income tax expense. Upon adoption, the reversals of pre-acquisition valuation allowances that do not qualify as a measurement period adjustment are reflected in income tax expense. During the three months ended March 31, 2008, the Company recorded $2 of valuation allowance reversals for deferred tax assets acquired as part of the Impsat acquisition as a reduction in goodwill. SFAS No. 141R also nullifies AICPA Practice Bulletin No. 11, “Accounting for Preconfirmation Contingencies in Fresh Start Reporting.” AICPA No. 11 required adjustments of pre-confirmation contingencies to be separately disclosed in income or loss from continuing operations. Subsequent to adoption, adjustments in income tax contingencies will be recognized in provision for income taxes and non-income tax contingencies in operating income or loss.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities. Under SFAS No. 161, entities must describe: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The requirements of SFAS No. 161 are effective for both interim and annual reporting periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.

3.	FINANCING ACTIVITIES

Financing Activities

During the three months ended March 31, 2009, the Company entered into various capital leasing arrangements that amounted to $5. These agreements have terms that range from 36 to 48 months and implicit interest rates that range from 3.4% to 20.2%, with a weighted average effective interest rate of 13.4%.

During the three months ended March 31, 2009, the Company also entered into debt agreements and received approximately $3 of cash proceeds. These agreements have terms that range from 6 to 12 months, $2 of which have variable interest rate based on spread over Colombian Fixed Term Deposit Rate and $1 based on spread over the Brazilian Inter-bank Lending Rate.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31 GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, using 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2008 Annual Repurchase Offer, GCUK has made an offer in April 2009 of approximately $11.

4.	RESTRUCTURING ACTIVITIES

2007 Restructuring Plans

During 2007, the Company adopted a restructuring plan as a result of the Impsat Fiber Networks, Inc. (“Impsat”) acquisition under which redundant Impsat employees were terminated. As a result, the Company incurred cash restructuring costs of approximately $8 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of March 31, 2009 and December 31, 2008, the remaining liability of the restructuring reserve was $8 and $8, respectively, all related to the GC Impsat Segment.

2006 Restructuring Plan

The Company adopted a restructuring plan as a result of the Fibernet Group Plc (“Fibernet”) acquisition under which redundant Fibernet employees were terminated and certain Fibernet facility lease agreements will be terminated or restructured. As a result of these efforts the Company incurred cash restructuring costs of approximately $3 for severance and related benefits in connection with anticipated workforce reductions and $4 for real estate consolidation. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. All amounts incurred for employee separations have been paid and it is anticipated that payment in respect of the restructuring activities for real estate consolidation will continue through 2017. As of March 31, 2009 and December 31, 2008, the remaining liability related to these initiatives was $1 and $1, respectively all related to the GCUK Segment.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $99 as of March 31, 2009), offset by anticipated receipts from existing and future third-party subleases. As of March 31, 2009, anticipated third-party sublease receipts were $86, representing $39 from subleases already entered into and $47 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the three months ended March 31, 2009:

Facility Closings
Balance at December 31, 2008	$18
Change in estimated liability	1
Deductions	(2)
Foreign currency impact	(1)

Balance at March 31, 2009	$16

5.	OTHER CURRENT LIABILITIES

	March 31, 2009	December 31, 2008
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$97	$94
Accrued payroll, bonus, commissions, and related benefits	52	45
Accrued professional fees	12	12
Accrued interest	24	16
Accrued real estate and related costs	12	15
Accrued capital expenditures	7	10
Current portion of capital lease obligations	51	52
Income taxes payable	6	8
Accrued third party maintenance costs	9	7
Customer deposits	31	33
Other	70	69

Total other current liabilities	$371	$361

6.	COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended March 31,
	2009	2008 (as adjusted)
	(unaudited)
Net loss	$(58)	$(71)
Foreign currency translation adjustment	18	(16)
Unrealized derivative loss on cash flow hedges	(1)	—

Comprehensive loss	$(41)	$(87)

7.	LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 and $1, respectively, for the three months ended March 31, 2009 and 2008. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three months ended March 31, 2009 and 2008, diluted loss per common share is the same as basic loss per common share.

Diluted loss per share for the three months ended March 31, 2009 and 2008 does not include the effect of the following potential shares, as they are anti-dilutive:

Potential common shares excluded from the calculation of diluted loss per share	March 31, 2009	March 31, 2008
	(millions)	(millions)
5% Convertible Notes	6	6
Convertible preferred stock	18	18
Restricted stock units	4	2

Total	28	26

8.	CONTINGENCIES

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at March 31, 2009 and December 31, 2008. In accordance with SFAS 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In accordance with FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss (an interpretation of FASB Statement No. 5)”, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies. The following is a description of the material legal proceedings involving the Company commenced or pending during the three months ended March 31, 2009.

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

The parties have agreed to non-binding mediation of their competing administrative claims (including the Company’s claim filed against PCL in its separate bankruptcy case). The parties have completed one day of mediation and have exchanged certain documents in connection with the mediation, but have not yet concluded the mediation. The current court proceedings have been stayed until completion of mediation.

Impsat Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims (including accrued interest and attorney fees) in excess of $35 for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts and unpaid performance bonuses as a result of their separation from Impsat shortly after the acquisition of Impsat by the Company.

The Company has been in negotiations with the claimants over the amount of their claims and other issues arising out of their departure. In October 2007, a former director and officer commenced litigation seeking to recover damages from the Company for alleged separation benefits and compensation. The Company has responded seeking dismissal of the claim based on lack of jurisdiction but such defense was rejected by the court and the case has moved to the evidentiary stage. In November 2007, a former officer served the Company a complaint claiming damages. The case is now in the evidentiary stage. In July 2008, a former officer commenced formal judicial proceedings on his claim and the Company responded seeking dismissal of the claim based on lack of jurisdiction. Such defense was rejected by the court and the case will now continue. In March 2009, this same former officer served the Company with an additional complaint for damages in another jurisdiction. The Company has replied in each case and will continue to defend against these claims.

Buenos Aires Antenna Tax Liability

The Government of the City of Buenos Aires (“GCBA”) established a tax applicable to private companies owning antennas with supporting structures, whether in service or not, in the amount set forth in the annual tariff law for the use of the public and private air space (the “Antenna Fees”).

Since September 2003, the GCBA has periodically notified Impsat of the Antenna Fees which aggregates approximately $58, including interest, and requested payment. Impsat has administratively disputed each of these notifications and in the administrative proceeding questioned the legality and constitutionality of the tax on various grounds, including that: (1) air rights belong to the owner of the underlying private property and GCBA’s charge for use of privately owned air rights is confiscatory and incompatible with the constitutional right of property; (2) Argentine federal telecommunications law exempts the use and occupation of public air space for the purposes of providing public telecommunications service from any charge; (3) the tax that GCBA is trying to impose is excessive and confiscatory; and (4) the GCBA has significantly overstated the number and height of the antennas owned by Impsat that are subject to the tax. Impsat continues to dispute the Antenna Fees and, to date, no summary collection action has been commenced by GCBA on the unpaid Antenna Fees.

In July 2008, Impsat filed an action in the Argentine Federal Courts in Buenos Aires seeking a declaration that the Antenna Fees are unconstitutional and illegal. In December 2008, before the court could rule on those contentions, the GCBA amended its regulations and significantly reduced the Antenna Fees. Under the new municipal legislation, which took effect January 2009, the amounts charged for each of the antennas have been significantly reduced with respect to the amounts that the GCBA sought to charge in accordance with the GCBA Fiscal Code and Tariff Law that were previously in effect. In addition, the new Tariff Law sets forth a temporary provision which states that, for a limited period of time, the reduced charges may be applied retroactively to settle any existing debts for Antennas Fees that may be currently under dispute, as long as the taxpayer waives or desists from any administrative action or judicial claim that it may be currently pursuing. A municipal regulation clarifying certain aspects related to the application of such temporary provision is still pending and to be issued. The Company made the payment under the new regulations for the first quarter of 2009. The Company is working to determine the final impact the new law will have on its exposure for prior periods. In the upcoming negotiations with the GCBA, the Company anticipates a final cost that is significantly lower than the original $58 assessment.

Brazilian Tax Claims

In November 2002 and in October 2004, the Brazilian tax authorities of Parana and Sao Paulo respectively, issued two tax infraction notices against Impsat for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interest that amount approximately to $7. The notices informed Impsat Brazil that the taxes were levied because a specific document (Declaração de Necessidade—”Statement of Necessity”) was not provided by Impsat Brazil at the time of importation, in breach of MERCOSUR rules. Oppositions were filed on behalf of Impsat Brazil arguing that the Argentine exporter (Corning Cable Systems Argentina S.A.) complied with the MERCOSUR rules. In the case of the Sao Paulo infraction notice, a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to the official compulsory review by the Federal Taxpayers Council. In both cases the administrative final decision is still pending.

In December 2004 and in March 2009, respectively, the tax authorities of the State of São Paulo, in Brazil, issued two infraction notices against Impsat Brazil for the collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. Both assessments amount approximately to $14. A defense against the December 2004 assessment was filed on behalf of Impsat Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the State Administrative Court; however, the Company will adopt judicial measures to remove the tax assessment. A defense against the March 2009 assessment will be filed on behalf of Impsat Brazil based upon the same arguments.

In addition, in April 2009, the tax authorities of the State of São Paulo issued an infraction notice against Impsat Brazil for the collection of ICMS supposedly due on the sale of internet access services by comparing such activity to communications services, on which the ICMS state tax is actually levied. This assessment amounts approximately to $5. A defense will be filed on behalf of Impsat Brazil, arguing that the provision of internet access services could not be treated as a communication service subject to ICMS.

The Company believes that there are compelling grounds to have all of the Brazilian tax assessments cancelled.

Paraguayan Government Contract Claim

The National Telecommunications Commission of Paraguay (“CONATEL”) has commenced separate administrative investigations against a joint venture between GC Impsat’s Argentine subsidiary and Electro Import S.A. (“JV 1”) and another joint venture between GC Impsat’s Argentine subsidiary and Loma Plata S.A. (“JV 2”), for breach of contract and breach of licensee’s obligations by each of such joint ventures.

The first investigation involves a contract awarded to JV 1 in December 2000 for the design, supply, installation, launch, operation and maintenance of a telecommunications system for public telephones and/or phone booths in certain specified locations in Paraguay. In 2005, CONATEL initiated an administrative investigation due to an alleged breach of contract by JV 1.

The second investigation involves a contract awarded to JV 2 in 2001, after a public bidding process, for the installation and deployment of public telephones and/or telephone booths in certain specified locations in Paraguay. JV 2 was required to install and start operating all the required equipment within twelve months of the execution of the contract. In January 2003, JV 2 requested an extension of the twelve month term from CONATEL as a result of force majeure which prevented it from completing the installation of the committed number of remote terminals within the agreed time period. CONATEL denied the request and decided to terminate the contract based on JV 2’s default.

JV 2 then filed a claim before the Administrative Court requesting the annulment of the termination and seeking a stay of the challenged administrative acts. The matter is still pending before the Administrative Court.

Customer Bankruptcy Claim

During 2007 the Company commenced default and disconnect procedures against a customer for breach of a sales contract based on the nature of the customer’s traffic, which renders the contract highly unprofitable to the Company. After the process was begun, the customer filed for bankruptcy protection, thereby barring the Company from taking further disconnection actions against the customer. The Company commenced an adversary proceeding in the bankruptcy court, asserting a claim for damages for the customer’s alleged breaches of the contract and for a declaration that, as a result of these breaches, the customer may not assume the contract in its reorganization proceedings. The Company has been incurring significant legal expenses in connection with this matter.

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

In the meantime, the case is continuing in the bankruptcy court with respect to the remaining liability issues and damages in the adversary proceeding. While the customer has alleged damages in amounts that would be very material to the Company, the Company believes that it has valid defenses to limit the amount of these damages. The parties exchanged expert reports in 2008 and the matter is presently scheduled for trial in 2009. The Company has also moved to dismiss the customer’s bankruptcy case for failure to comply with the “small business” provisions of the Bankruptcy Code. The parties have agreed to submit the case to non-binding mediation at a date in the near future to be determined. The Court has decided to hold the case in abeyance pending the outcome of the mediation. The Company cannot predict the outcome of these proceedings.

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

Commercial and other relationships between the Company and ST Telemedia

During the three months ended March 31, 2009 and 2008, the Company provided approximately $0.1 and $0.1, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, Singapore Technologies Telemedia Pte. Ltd. (“ST Telemedia”). Further, during the three months ended March 31, 2009 and 2008, the Company received approximately $0.5 and $1.4, respectively, of collocation services from an affiliate of ST Telemedia. Additionally, during the three months ended March 31, 2009 and 2008, the Company accrued dividends of $0.9 and $0.9, respectively, related to preferred stock held by affiliates of ST Telemedia.

At March 31, 2009 and December 31, 2008, the Company had approximately $20.3 and $19.1, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other deferred liabilities” in the accompanying condensed consolidated balance sheets.

10.	SEGMENT REPORTING

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

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the United Kingdom (“UK”). The GC Impsat Segment is a provider of telecommunication services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all the operations of Global Crossing Limited and its subsidiaries excluding the GCUK and GC Impsat segments and comprises operations primarily in North America, with smaller operations in Europe, Asia and Latin America, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services including data, IP and voice products. The services provided by all the Company’s segments support a migration path to a fully converged IP environment.

The CODMs measure and evaluate the Company’s reportable segments based on operating income (loss) before depreciation and amortization (“OIBDA”). OIBDA, as defined by the Company, is operating income (loss) before depreciation and amortization. OIBDA differs from operating income (loss), as calculated in accordance with GAAP and reflected on the Company’s condensed consolidated financial statements, in that it excludes depreciation and amortization. Such excluded expenses primarily reflect the non-cash impacts of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods. In addition, OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for reinvestment, distributions or other discretionary uses.

OIBDA is an important part of the Company’s internal reporting and planning processes and a key measure to evaluate profitability and operating performance, make comparisons between periods, and to make resource allocation decisions.

There are material limitations to using non-GAAP financial measures. The Company’s calculation of OIBDA may differ from similarly titled measures used by other companies, and may not be comparable to those other measures. Additionally, OIBDA does not include certain significant items such as depreciation and amortization, interest income, interest expense, income taxes, other non-operating income or expense items, preferred stock dividends, and gains and losses on pre-confirmation contingencies. OIBDA should be considered in addition to, and not as a substitute for, other measures of financial performance reported in accordance with GAAP.

The Company believes that OIBDA is a relevant indicator of operating performance, especially in a capital-intensive industry such as telecommunications. OIBDA provides the Company with an indication of the underlying performance of its everyday business operations. It excludes the effect of items associated with the Company’s capitalization and tax structures, such as interest income, interest expense and income taxes, and of other items not associated with the Company’s everyday operations.

During 2008, the Company transferred its legacy Brazilian and Chilean operations from the ROW Segment to the GC Impsat Segment. As these transfers were between entities under common control, the Company has retroactively restated the GC Impsat Segment results to include the results of the Brazilian and Chilean operations and removed the results of the Brazilian and Chilean operations from the ROW Segment for all applicable periods presented. The Company anticipates transferring its legacy Argentine operations from the ROW Segment to the GC Impsat Segment during 2009 in a continuing effort to streamline its operations.

The following tables provide operating financial information for the Company’s three reportable segments and a reconciliation of segment results to consolidated results. Prior period amounts are revised to reflect the change in reportable segments as discussed above.

	Three months ended March 31,
	2009	2008 (as adjusted)
	(unaudited)
Revenues from external customers
GCUK	$110	$153
GC Impsat	114	111
ROW	385	368

Total consolidated	$609	$632

Intersegment revenues
GCUK	$—	$—
GC Impsat	2	1
ROW	2	2

Total	$4	$3

Total segment operating revenues
GCUK	$110	$153
GC Impsat	116	112
ROW	387	370
Less: intersegment revenues	(4)	(3)

Total consolidated	$609	$632

	Three months ended March 31,
	2009	2008 (as adjusted)
	(unaudited)
OIBDA
GCUK	$23	$35
GC Impsat	39	27
ROW	13	(17)

Total segments	$75	$45

A reconciliation of OIBDA to income (loss) applicable to common shareholders follows:

	Three Months Ended March 31, 2009
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
	(unaudited)
OIBDA	$23	$39	$13	$—	$75
Depreciation and amortization	(15)	(20)	(44)	—	(79)

Operating income (loss)	8	19	(31)	—	(4)
Interest income	2	1	1	(3)	1
Interest expense	(12)	(8)	(19)	3	(36)
Other income (expense), net	(3)	5	(17)	—	(15)
Provision for income taxes	—	(4)	—	—	(4)
Preferred stock dividends	—	—	(1)	—	(1)

Income (loss) applicable to common shareholders	$(5)	$13	$(67)	$—	$(59)

	Three Months Ended March 31, 2008 (as adjusted)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
	(unaudited)
OIBDA	$35	$27	$(17)	$—	$45
Depreciation and amortization	(22)	(18)	(36)	—	(76)

Operating income (loss)	13	9	(53)	—	(31)
Interest income	2	1	3	(2)	4
Interest expense	(17)	(8)	(23)	2	(46)
Other income (expense), net	—	(1)	21	—	20
Provision for income taxes	—	(5)	(13)	—	(18)
Preferred stock dividends	—	—	(1)	—	(1)

Loss applicable to common shareholders	$(2)	$(4)	$(66)	$—	$(72)

				March 31, 2009	December 31, 2008
				(unaudited)	(as adjusted)
Total Assets
GCUK				$658	$656
GC Impsat				692	693
ROW				1,302	1,369

Total segments				2,652	2,718
Less: Intercompany loans and trade accounts				(394)	(369)

Total consolidated assets				$2,258	$2,349

				March 31, 2009	December 31, 2008
				(unaudited)
Unrestricted Cash
GCUK				$47	$52
GC Impsat				91	92
ROW				168	216

Total consolidated unrestricted cash				$306	$360

				March 31, 2009	December 31, 2008
				(unaudited)
Restricted Cash
GCUK				$—	$—
GC Impsat				—	—
ROW				16	18

Total consolidated restricted cash				$16	$18

Eliminations include intersegment eliminations and other reconciling items.

The Company accounts for intersegment sales of products and services and asset transfers at current market prices.

11.	SUBSEQUENT EVENTS

Equity Grants

In connection with the Company’s annual long-term incentive program for 2009, on April 15, 2009, the Company awarded 1,093,285 restricted stock units to employees which vest on March 12, 2012 and 1,093,285 performance share opportunities to employees which vest on or before December 31, 2011, in each case subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability; provided that all of the chief executive officer’s awards vest upon actual or constructive termination without cause (as determined in accordance with his employment agreement) or due to death or long-term disability. Each participant’s target performance share opportunity is based on total shareholder return over a three year period as compared to two peer groups. Depending on how the Company ranks in total shareholder return as compared to the two peer groups, each grantee may earn 0% to 200% of the target number of performance shares. No payout will be made if the average ranking of the Company’s total shareholder return relative to each of the two peer groups (weighted equally) is below the 30th percentile, and the maximum payout of 200% will be made if such average ranking is at or above the 80th percentile; provided that the portion of any payout exceeding 100% of the target award will be paid in the sole discretion of the Compensation Committee and will be paid, if at all, in cash rather than shares. In the event of a change of control (as defined in the 2003 Global Crossing Limited Stock Incentive Plan), the performance share opportunity payout shall be determined on the basis of the Company’s relative total shareholder return against such indices (as described above) calculated through the relevant change of control date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

As used in this quarterly report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or similar terms include Global Crossing Limited and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contains certain “forward-looking statements,” as such term is defined in Section 21E of the Exchange Act of 1934. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

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

•

trends related to and management’s expectations regarding results of operations, required capital expenditures, integration of acquired businesses, revenues from existing and new lines of business and sales channels, OIBDA, order volumes and cash flows, including but not limited to those statements set forth in this Item 2; and

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

We undertake no obligation to update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Also note that we provide the following cautionary discussion of risks and uncertainties related to our businesses. These are factors that we believe, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 21E of the Exchange Act of 1934. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

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

Risks Related to Liquidity and Financial Resources

•

We face a number of risks related to current global economic conditions and the severe tightening in the global credit markets. Ongoing concerns about the systemic impact of potential long-term and wide-spread recession, volatile energy costs, geopolitical issues, the availability, cost and terms of credit, consumer and business confidence, substantially increased unemployment and the crisis in the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for both established and emerging economies, including those in which we operate. In addition, continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing debt instruments, access capital markets or obtain capital lease financing to meet liquidity needs.

•

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

•

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

•

The sale of IRUs and similar prepayments for services are an important source of cash flows for us, representing tens of millions of dollars of cash in most quarters. If customers buying patterns were to change such that those traditionally buying IRUs were to switch to monthly payment plans, our liquidity would be adversely affected. The current downturn in the world economy and tightening of global credit markets could cause customers to change their buying patterns away from prepaid services and IRUs in order to conserve cash. In addition, the large dollar amounts and long sales cycles typically associated with IRU sales increase the volatility of our quarter-to-quarter cash flow results.

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

•

The covenants in our debt instruments limit our financial and operational flexibility. These covenants impose significant restrictions on the ability of entities in any one of our operating segments from making intercompany funds transfers to entities in any other segment. We are also subject to financial maintenance covenants (including a minimum cash balance requirement that applies to our ROW Segment) and to other covenants, the breach of which could result in our long term debt instruments or capital lease facilities becoming immediately due and payable. The restrictions on intercompany funds transfers adversely affect our ability to ensure that each of our segments will be able to maintain sufficient liquidity to meet its operating requirements and its debt instrument covenants.

•

Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial restructuring flexibility. Legal restrictions arising out of international corporate structure include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the expatriation of funds that are particularly prevalent in Latin America.

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

•	Our rights to the use of the fiber that make up our network may be affected by the financial health of our fiber providers.

•	We may not be able to continue to connect our network to incumbent carriers’ networks or maintain Internet peering arrangements on favorable terms.

•	The Network Security Agreement imposes significant requirements on us. A violation of the agreement could have severe consequences.

•	It is expensive and difficult to switch new customers to our network, and lack of cooperation of incumbent carriers can slow the new customer connection process.

•

The operation, administration, maintenance and repair of our systems require significant expenses and are subject to risks that could lead to disruptions in our services and the failure of our systems to operate as intended for their full design life.

•

The failure of our operations support systems could adversely affect our ability to process orders and provision sales, and to bill for services efficiently and accurately, all of which could cause us to suffer customer dissatisfaction, loss of business, loss of revenue or the inability to add customers on a timely basis, any of which would adversely affect our revenues.

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

•

We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that the Company, its employees and agents comply with the FCPA, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. In May 2007, we acquired Impsat, which was also subject to the FCPA prior to the acquisition. As described in “Additional Information Regarding Impsat” in Item 4 below, the facts developed in our review of certain payments made by Impsat employees to government officials and foreign government proceedings concerning Impsat personnel show that: first, although Impsat had policies in place prior to the May 9, 2007 acquisition relating to FCPA compliance and contracting with third-party agents, those policies were not implemented; second, Impsat’s documentation relating to third-party agents and certain government contracts was not sufficient; third, the corporate environment at Impsat did not reflect a sufficient focus by senior management on promotion of, and compliance by the Company with, these policies. We conducted a review of certain agents, government contracts, and potential unauthorized payments in Latin American countries. That review is now substantially complete. We have also brought these matters to the attention of government authorities in the U.S, including the Securities and Exchange Commission, which has commenced a preliminary inquiry into the matter. We are cooperating with that inquiry which may result in legal action. At this point we are unable to predict the duration, scope or result of that inquiry. Failure to comply with the FCPA, other anticorruption laws and other laws governing the conduct of business with government entities (including local laws) could lead to criminal and civil penalties and other remedial measures (including further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions), any of which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and results of operations.

•

We are exposed to significant currency exchange rate risks and our net loss may suffer due to currency translations. Commencing in September 2008, the U.S. Dollar has appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. This appreciation adversely impacts consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. However, if the U.S. Dollar trades at the levels in effect at the end of the prior fiscal year or continues to appreciate, future revenues, operating income and operating cash flows will be materially affected. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

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

•

In Venezuela, the official bolivares -U.S. dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks. We cannot predict if we will obtain approval of the Comisión de Administración de Divisas to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate, and therefore, we may have to recognize losses in the future.

•	Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us for any reason.

Risks Related to Competition and our Industry

•	The prices that we charge for our services have been decreasing, and we expect that such decreases will continue over time.

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

•	A subsidiary of Singapore Technologies Telemedia Pte. Ltd (“ST Telemedia”) is our majority stockholder and the voting rights of other stockholders are therefore limited in practical effect.

•

Other than ownership by ST Telemedia and its affiliates, which cannot exceed 66.25% without prior Federal Communications Commission (“FCC”) approval, federal law generally prohibits more than 25% of our capital stock from being owned by foreign persons.

•

A large number of freely tradable shares of our common stock have been paid to employees in 2009 in connection with incentive compensation arrangements, and sales of such shares could significantly affect the market value of our common stock, particularly in the short term.

Other Risks

•

We are exposed to significant contingent liabilities, including those related to Impsat and the unprofitable sales contract discussed above under the heading “Customer Bankruptcy Claim” in Footnote 8 to our unaudited condensed consolidated financial statements, that could result in material losses that we have not reserved against and entail significant expense to defend.

•	Our real estate restructuring reserve represents a material liability, the calculation of which involves significant estimation.

•	Economic and political conditions in Latin America pose numerous risks to our operations.

•	Inflation and certain government measures to curb inflation in some Latin American countries may have adverse effects on their economies, our business and our operations.

For a more detailed description of many of these risks and important additional risk factors, see Item 1A, “Business—Cautionary Factors That May Affect Future Results,” in our annual report on Form 10-K for the year ended December 31, 2008.

Executive Summary

Overview

We are a global communications service provider, serving many of the world’s largest corporations, government entities and many other telecommunications carriers, providing a full range of Internet Protocol (“IP”) and managed data and voice products and services. Our network delivers services to more than 690 cities in more than 60 countries and six continents around the world. We operate as an integrated global services provider with operations in North America, Europe, Latin America and a portion of Asia/Pacific region, providing services that support a migration path to a fully converged IP environment. The vast majority of our revenue is generated from monthly services. We report our financial results based on three separate operating segments: (i) Global Crossing (UK) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”) which provide services to customers primarily based in the UK; (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”) which provide services to customers in Latin America; and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) which represents all our operations outside of the GCUK Segment and the GC Impsat Segment and operates primarily in North America, with smaller operations in Europe, Latin America, and Asia and includes our subsea fiber network.

First Quarter 2009 Highlights

Revenue from our enterprise, carrier data and indirect sales channel, which is the primary focus of our business strategy, decreased $9 million, or 2%, to $510 million in the first quarter of 2009 compared to $519 million in the same period in 2008. This decrease was primarily due to $62 million of adverse currency movements in the three months ended March 31, 2009 compared with the same period of 2008.

During the three months ended March 31, 2009, we posted a net operating loss of $4 million and had a net decrease in cash and cash equivalents of $54 million. Our cash flows included the following significant items: (i) capital purchases of $38 million; (ii) net payments on capital lease and debt obligations of $18 million; (iii) $50 million cash use due to the change in accounts payable primarily due to a reduction in amounts outstanding with key access vendors and (iv) the receipt of $32 million of cash from the sale of IRUs and prepaid services.

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

Certain of our accounting policies are deemed “critical,” as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2008, as management believes that there have been no significant changes regarding our critical accounting policies since such time.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement). FSP APB No. 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 must be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On May 30, 2006, we completed a public offering of $144 million aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) which are within the scope of FSP APB No. 14-1. Accordingly, our condensed consolidated financial statements as of December 31, 2008 and for the three months ended March 31, 2008 have been adjusted to reflect the retrospective application of FSP APB No. 14-1.

Upon adoption of FSP APB No. 14-1 on January 1, 2009, we reclassified $38 million of the carrying value of the 5% Convertible Notes to additional paid-in capital. In addition, upon adoption the cumulative effect of the retrospective application of FSP APB No. 14-1 on our accumulated deficit was an increase of $17 million related to prior period amortization of the debt discount and associated deferred financing fees.

As of March 31, 2009 the principal amount of the liability component, its unamortized discount and its net carrying value were $144 million, $20 million and $124 million, respectively, while as of December 31, 2008 the principal amount of the liability component, its unamortized discount and its net carrying value was $144 million, $22 million and $122 million, respectively. As of March 31, 2009, the remaining unamortized discount of $20 million will be amortized, using the effective interest rate method, through the maturity of the 5% Convertible Notes on May 15, 2011. As of both March 31, 2009 and December 31, 2008, the carrying amount of the equity component was $38 million. At March 31, 2009 and December 31, 2008, if the 5% Convertible Notes were converted into shares of our common stock at a conversion price of $22.98 per share, approximately 6.3 million shares of our common stock would be issued.

For the three months ended March 31, 2009 and 2008, the effective interest rate for the 5% Convertible Notes was 12.75%. For the three months ended March 31, 2009 and 2008, interest expense for the 5% Convertible Notes related to the coupon and the amortization of the debt discount was $4 million ($4 million after-tax) in both periods.

For the three months ended March 31, 2009 and 2008, the effect of the application of FSP APB No. 14-1 was an increase in our net loss applicable to common shareholders of $2 million (or $.04 per share).

See Footnote 2, “Basis of Presentation” to our unaudited condensed consolidated financial statements for a full description of recently issued accounting pronouncements including the date of adoption and effects on our results of operations and financial position, where applicable.

Unaudited results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

Consolidated Results

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008 (as adjusted)
	(in millions)
Revenue	$609	$632	(23)	(4%)
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(286)	(299)	(13)	(4%)
Real estate, network and operations	(97)	(108)	(11)	(10%)
Third party maintenance	(24)	(27)	(3)	(11%)
Cost of equipment and other sales	(23)	(23)	—	NM

Total cost of revenue	(430)	(457)

Gross margin	179	175
Selling, general and administrative	(104)	(130)	(26)	(20%)
Depreciation and amortization	(79)	(76)	3	4%

Total operating expenses	(613)	(663)

Operating loss	(4)	(31)
Other income (expense):
Interest income	1	4	(3)	(75%)
Interest expense	(36)	(46)	(10)	(22%)
Other income (expense), net	(15)	20	35	NM

Loss before provision for income taxes	(54)	(53)
Provision for income taxes	(4)	(18)	(14)	(78%)

Net loss	(58)	(71)
Preferred stock dividends	(1)	(1)	—	NM

Loss applicable to common shareholders	$(59)	$(72)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue.

	Three Months Ended
	March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008 (as adjusted)
	(in millions)
Enterprise, carrier data and indirect sales channel	$510	$519	$(9)	(2%)
Carrier voice	98	112	(14)	(13%)
Other	1	1	—	NM

Consolidated revenues	$609	$632	$(23)	(4%)

Our consolidated revenues are separated into two businesses based on our target markets and sales structure: (i) enterprise, carrier data and indirect sales channel and (ii) carrier voice.

The enterprise, carrier data and indirect sales channel business consists of: (i) the provision of voice, data and collaboration services to all customers other than carriers and consumers; (ii) the provision of data products, including IP, transport and capacity services, to carrier customers; and (iii) the provision of voice, data and managed services to or through business relationships with other carriers, sales agents and system integrators. The carrier voice business consists of the provision of predominantly United States domestic and international long distance voice services to carrier customers.

Our consolidated revenue decreased in the three months ended March 31, 2009 compared with the same period in 2008 primarily due to: (i) adverse foreign currency movements; (ii) attrition of our carrier voice business; and (iii) the winding down of the Camelot network contract in the United Kingdom.

The appreciation of the U.S. dollar against foreign currencies, primarily British Pound Sterling, the Euro and the Brazilian Real, adversely impacted revenue by approximately $63 million. Carrier voice revenue decreased $14 million as we continue to manage the business to achieve specific margin targets. We are in the process of implementing specific carrier voice pricing actions which we expect to lead to higher margins but will likely result in further attrition over time. As a result, we expect carrier voice revenue to decline between 10% and 15% for the rest of 2009. The Camelot network attrition negatively impacted revenue by approximately $12 million for the three months ended March 31, 2009 compared with the same period in 2008.

Despite the reductions noted above, our revenue reflected strong demand for our IP VPN, enterprise voice and collaboration services. Our sales order levels, which are a key indicator of continuing strength in customer demand for our services, remained at healthy levels in the three months ended March 31, 2009. Average monthly estimated gross values for sales orders increased by almost 10% in the three months ended March 31, 2009 compared with the fourth quarter of 2008. This metric is used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired, and they exclude the effects of attrition, the replacement of existing services with new services, and credits.

See “Segment Results” in this Item 2 for further discussion of results by segment.

Cost of Revenue.

Cost of revenue primarily includes the following: (i) cost of access, including usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (ii) real estate, network and operations charges which include (a) employee-related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees directly attributable to the operation of our network, (b) real estate expenses for all non-restructured technical sites, and (c) other non-employee related costs incurred to operate our network, such as license and permit fees and professional fees; (iii) third party maintenance costs incurred in connection with maintaining the network; and (iv) cost of equipment sales and other, which includes the software, hardware and equipment sold to our customers.

Cost of Access.

	Three Months Ended
	March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008 (as adjusted)
	(in millions)
Enterprise, carrier data and indirect sales channel	$196	$203	$(7)	(3%)
Carrier voice	90	96	(6)	(6%)

Consolidated cost of access	$286	$299	$(13)	(4%)

Cost of access decreased in the three months ended March 31, 2009 compared with the same period in 2008. The decrease in our consolidated cost of access was primarily driven by currency movements in the three months ended March 31, 2009 compared with the same period in 2008 which favorably impacted our consolidated cost of access expense by $18 million with favorable currency impacts across all of our segments. In addition, we experienced a marginal decline in our cost of access as a result of the Camelot network attrition and lower carrier voice sales. Apart from the favorable currency impacts and the Camelot network attrition, our cost of access was also reduced by our cost reduction initiatives to optimize access network costs and effectively lower unit prices and due to lower carrier voice sales revenue.

Real Estate, Network and Operations. Real estate, network and operations decreased in the three months ended March 31, 2009 compared with the same period in 2008 primarily due to: (i) $12 million of beneficial foreign currency movements and (ii) $6 million lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2009. These decreases were partially offset by $3 million of higher employee-related costs due to higher average headcount in 2009, salary increases effective July 1, 2008 and severance charges related to workforce management actions in the three months ended March 31, 2009.

Third Party Maintenance. Third party maintenance decreased in the three months ended March 31, 2009 compared with the same period in 2008 primarily due to beneficial foreign currency movements and the renegotiation of certain contracts.

Cost of Equipment Sales. Cost of equipment sales and other was flat in the three months ended March 31, 2009 compared with the same period in 2008 primarily due to higher equipment sales at our GCUK and ROW Segments being offset by a $6 million beneficial effect of foreign currency movements at our GCUK Segment.

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

The decrease in SG&A in three months ended March 31, 2009 compared with the same period in 2008 was primarily due to: (i) $13 million of beneficial foreign currency movements; (ii) $4 million lower professional fees; (iii) $4 million lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2009 and (iv) a $3 million decrease in other expenses primarily due to lower travel, advertising and insurance.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including assets recorded under capital leases, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in the three months ended March 31, 2009 compared with the same period in 2008 primarily due to an increased asset base as a result of fixed asset additions, including assets recorded under capital leases, partially offset by beneficial foreign exchange movements.

Interest income. The decrease in interest income in the three months ended March 31, 2009 compared with the same period in 2008 was the result of lower average cash balances and lower interest rates.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities, amortization of deferred finance costs and interest on late payments to vendors. The decrease in interest expense in the three months ended March 31, 2009 compared with the same period in 2008 was primarily a result of: (i) lower interest related to our pound sterling denominated GCUK Notes due to beneficial foreign currency movements; (ii) lower interest on our Senior Secured Term Loans due to lower LIBOR rates and (iii) lower interest related to capital leases and other miscellaneous debt.

Other income (expense), net. Other expense, net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. Other expense, net increased in the three months ended March 31, 2009 compared with the same period in 2008 primarily as a result of recording foreign exchange losses in the three months ended March 31, 2009 compared with foreign exchange gains in the same period of the prior year.

Provision for income taxes. The decrease in the provision for income taxes in the three months ended March 31, 2009 compared with the same period in 2008 is primarily due to the adoption of FAS 141R on January 1, 2009 which changes the accounting for the reversal of valuation allowances associated with pre-emergence and pre-acquisition deferred tax assets. Prior to the adoption, the benefit for the reversal of valuation allowances on pre-emergence and pre-acquisition deferred tax assets were recorded as additional paid in capital and a reduction of goodwill, respectively. Subsequent to adoption these benefits are now recorded as a reduction in the tax provision. During the three months ended March 31, 2008, we recorded $15 million of non-cash taxes related to these benefits.

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

The CODMs measure and evaluate our reportable segments based on operating income (loss) before depreciation and amortization (“OIBDA”). OIBDA, as defined by us, is operating income (loss) before depreciation and amortization. OIBDA differs from operating income (loss), as calculated in accordance with GAAP and reflected on our condensed consolidated financial statements, in that it excludes depreciation and amortization. Such excluded expenses primarily reflect the non-cash impacts of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods. In addition, OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for reinvestment, distributions or other discretionary uses.

OIBDA is an important part of our internal reporting and planning processes and a key measure to evaluate profitability and operating performance, make comparisons between periods, and to make resource allocation decisions.

There are material limitations to using non-GAAP financial measures. Our calculation of OIBDA may differ from similarly titled measures used by other companies, and may not be comparable to those other measures. Additionally, OIBDA does not include certain significant items such as depreciation and amortization, interest income, interest expense, income taxes, other non-operating income or expense items, preferred stock dividends, and gains and losses on pre-confirmation contingencies. OIBDA should be considered in addition to, and not as a substitute for, other measures of financial performance reported in accordance with GAAP.

We believe that OIBDA is a relevant indicator of operating performance, especially in a capital-intensive industry such as telecommunications. OIBDA provides us with an indication of the underlying performance of our everyday business operations. It excludes the effect of items associated with our capitalization and tax structures, such as interest income, interest expense and income taxes, and of other items not associated with our everyday operations.

During 2008, we transferred our legacy Brazilian and Chilean operations from the ROW Segment to the GC Impsat Segment. As these transfers were between entities under common control, we have retroactively restated the GC Impsat Segment results to include the results of the Brazilian and Chilean operations and removed the results of the Brazilian and Chilean operations from the ROW Segment for all applicable periods presented. We anticipate transferring our legacy Argentine operations from the ROW Segment to the GC Impsat Segment during 2009 in a continuing effort to streamline our operations.

GCUK Segment

Revenue

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
	(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$107	$150	$(43)	(29%)
Carrier voice	3	3	—	NM

	$110	$153	$(43)	(28%)

Revenue for our GCUK Segment decreased in the three months ended March 31, 2009 compared with the same period of 2008 primarily as a result of currency movements in the three months ended March 31, 2009 compared with the same period of 2008 which adversely affected GCUK Segment revenue by $41 million. In addition, we experienced a $12 million decline in our GCUK Segment revenue as a result of winding down the Camelot network contract. The decrease in our GCUK Segment revenue was moderated by strong demand for IP VPN data products.

Despite current economic conditions, GCUK continues to see strong demand in its IP services and as a result continues to win new business. Many government agencies and enterprises continue to refresh their more traditional technologies and take advantage of converged IP services. However, the telecommunications market in the UK remains highly competitive. One of GCUK’s principal customer relationships in the period to December 31, 2008 was with Camelot, the current holder of the license to operate the UK National Lottery. Camelot had deployed a landline-based ISDN network provided by us in relation to the operation of the UK National Lottery. On October 9, 2007, Camelot announced its intention to replace its existing landline-based ISDN network with a broadband satellite communications network to be supplied by another service provider. Camelot has substantially completed the migration of the network. In the first quarter of 2009 revenue from our relationship with Camelot decreased to $1 million compared with $9 million in the fourth quarter of 2008 and $13 million in the first quarter of 2008. Although our relationship with Camelot continues, we do not expect to earn significant revenue from this relationship in the future.

We anticipate that new orders already sold during 2008 and the three months ended March 31, 2009, along with continued strength in customer demand, will offset the impact of the loss of the Camelot network contract in the second half of 2009 and enable growth in GCUK Segment revenues, operating results and cash flows.

OIBDA

	Three Months Ended
	March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
	(in millions)
GCUK
OIBDA	$23	$35	$(12)	(34%)

OIBDA in the GCUK Segment decreased in the three months ended March 31, 2009 compared with the same period of 2008 primarily as a result of $12 million of adverse foreign currency movements.

GC Impsat Segment

Revenue

	Three Months Ended
	March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008 (as adjusted)
	(in millions)
GC Impsat
Enterprise, carrier data and indirect sales channel	$111	$109	$2	2%
Carrier voice	3	2	1	50%
Intersegment revenues	2	1	1	100%

	$116	$112	$4	4%

Revenue for our GC Impsat Segment increased in the three months ended in March 31, 2009 compared to the same period of 2008 primarily due to strong demand for IP VPN data products. The increase in GC Impsat Segment revenue was largely offset by adverse currency movements which reduced GC Impsat Segment revenue by $16 million.

OIBDA

	Three Months Ended
	March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008 (as adjusted)
	(in millions)
GC Impsat
OIBDA	$39	$27	$12	44%

OIBDA in the GC Impsat Segment increased in the three months ended March 31, 2009 compared with the same period of 2008 primarily as a result of: (i) strong demand for IP VPN data products; (ii) lower access charges resulting from beneficial foreign currency movements, partially offset by increased volume and (iii) lower costs for our real estate, network and operations and SG&A expenses. The lower real estate, network and operations costs and SG&A expenses resulted primarily from lower annual employee incentive compensation and professional fees. Adverse foreign currency movements decreased OIBDA by $5 million in the three months ended March 31, 2009 compared with the same period of 2008.

ROW Segment

Revenue

	March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008 (as adjusted)
	(in millions)
ROW
Enterprise, carrier data and indirect sales channel	$292	$260	$32	12%
Carrier voice	92	107	(15)	(14%)
Other	1	1	—	NM
Intersegment revenues	2	2	—	NM

	$387	$370	$17	5%

Revenue for our ROW Segment increased in the three months ended March 31, 2009 compared with the same period of 2008 primarily as a result of strong demand for our higher margin enterprise voice services, collaboration services and IP VPN data products in our enterprise, carrier data and indirect sales channel. The increase in this ROW Segment revenue was partially offset by adverse currency movements which reduced ROW Segment revenue by $6 million and a decline in carrier voice revenue arising from price declines for our U.S. domestic long distance voice services. Our average pricing related to U.S. domestic long distance voice services declined in the three months ended March 31, 2009 compared with the same period of 2008, while our sales volumes for our U.S. domestic long distance voice services increased in the three months ended March 31, 2009 compared with the same period of 2008. We are in the process of implementing specific carrier voice pricing actions which we expect to lead to higher margins but will likely result in further attrition over time. As a result, we expect carrier voice revenue to decline between 10% and 15% for the rest of 2009.

OIBDA

	Three Months Ended
	March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008 (as adjusted)
	(in millions)
ROW
OIBDA	$13	$(17)	$30	176%

OIBDA in our ROW Segment improved in the three months ended March 31, 2009 compared with the same period of 2008 primarily as a result of: (i) $5 million of beneficial foreign currency movements; (ii) increased revenue due to strong demand for our higher margin enterprise voice services, collaboration services and IP VPN data products in our enterprise, carrier data and indirect sales channel and (iii) lower costs for our real estate, network and operations and SG&A expenses. The lower real estate, network and operations costs and SG&A expenses resulted primarily from lower employee-related expenses, professional fees and other costs, including advertising, travel and insurance. The lower employee-related expenses were driven by: (a) lower sales commissions and (b) lower annual employee incentive compensation.

The improvement in ROW Segment OIBDA was partially offset by: (i) higher access charges resulting from increased sales volume and (ii) higher cost of equipment and other sales.

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

At March 31, 2009, our available liquidity consisted of $306 million of unrestricted cash and cash equivalents. In addition, at March 31, 2009, we also held $16 million in restricted cash and cash equivalents. Our restricted cash and cash equivalents comprise cash collateral for letters of credit issued in favor of certain of our vendors and deposits securing real estate obligations.

During the three months ended March 31, 2009, we posted a net operating loss of $4 million and had a net decrease in cash and cash equivalents of $54 million. Our cash flows included the following significant items: (i) capital purchases of $38 million; (ii) net payments on capital lease and debt obligations of $18 million; (iii) $50 million cash use due to the change in accounts payable primarily due to a reduction in amounts outstanding with key access vendors and (iv) the receipt of $32 million of cash from the sale of IRUs and prepaid services.

In the long term, we expect our operating results and cash flows to continue to improve as a result of the continued growth of our higher margin enterprise, carrier data and indirect sales channel business, including the economies of scale expected to result from such growth, and from ongoing cost reduction initiatives, including initiatives to optimize the access network and effectively lower unit prices. Thus, in the long term we expect to generate positive cash flow from operating activities in an amount sufficient to fund all investing and financing requirements, subject to the possible need to refinance our existing major debt instruments as described below. However, our ability to improve cash flows is subject to the risks and uncertainties described above under “Cautionary Note Regarding Forward-Looking Statements”.

In the short-term, we expect cash provided by operating activities to exceed purchases of property and equipment. This expectation is based in part on raising financing for such property and equipment from vendors and others in amounts comparable to those arranged in 2008. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. This could prove more difficult given current adverse conditions in the credit markets.

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

•

We rely on the sale of IRUs and prepaid services, which often involve large dollar amounts and are difficult to predict. During the three months ended March 31, 2009, we received $32 cash receipts from the sale of IRUs and prepaid services compared to $31 million in the same period in 2008.

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

•

We have exposure to significant currency exchange rate risks. Commencing in 2008, the U.S. Dollar has appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and Brazilian Real. Since we tend to incur costs in the same currency in which we earn revenue, the impact on operating cash flows was largely mitigated. However, if the U.S. Dollar continues to appreciate, future revenues, operating income and operating cash flows will be materially affected to an extent we have not contemplated. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies. For the three months ended March 31, 2009, our unrestricted cash and cash equivalent balances were reduced by $2 million due to the impact of exchange rates on unrestricted cash and cash equivalents held in currencies other than the U.S. Dollar.

•

Our liquidity may also be adversely affected if we settle or are found liable in respect of contingent legal, tax and other liabilities, and the amount and timing of the resolution of these contingencies remain uncertain.

The vast majority of our long-term debt matures after 2010. However, we have approximately $79 million related to various debt agreements that is due and payable in the next twelve months. With regard to our major debt instruments, (i) the $144 million original principal amount of our 5% Convertible Notes matures in 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share); (ii) $332 million of our Term Loan Agreement is due at final maturity in 2012; (iii) the $411 million original principal amount of the GCUK Notes matures in 2014; and (iv) the $225 million original principal amount of the GC Impsat Notes matures in 2017. We also have approximately $9 million of bonds issued by GC Impsat’s Colombian subsidiary which mature in December 2010. If cash on hand at the time any of these debt instruments mature is insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time. The ongoing crisis in global capital markets could make it more difficult for us to obtain debt financing.

As a holding company, all of our revenue is generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon intercompany transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world and are subject to legal and contractual restrictions affecting their ability to make intercompany funds transfers. Such legal restrictions include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the conversion and expatriation of funds that are particularly prevalent in Latin America. Contractual restrictions on intercompany funds transfers include limitations in our major debt instruments on the ability of our subsidiaries to make dividend and other payments on equity securities, as well as limitations on our subsidiaries’ ability to make intercompany loans or to upstream funds in any other manner. These contractual restrictions arise under our major debt instruments, each of which is generally limited in application to one of our segments (e.g., the restrictions in the Term Loan Agreement apply to the ROW Segment, the restrictions in the GCUK Notes indenture apply to the GCUK Segment, and the restrictions in the GC Impsat Notes indenture apply to the GC Impsat Segment). Thus, these contractual restrictions generally do not restrict intercompany funds transfers within a given segment, but rather significantly restrict intercompany funds transfers from one segment to another. Each such debt instrument includes exceptions which allow a limited amount of intercompany loans to entities in other segments, subject to certain restrictions.

At March 31, 2009, unrestricted cash and cash equivalents were $47 million, $91 million, and $168 million at our GCUK, GC Impsat and ROW Segments, respectively. Although operational constraints require us to maintain significant minimum cash balances in each of our segments, we believe that our GCUK and GC Impsat Segments’ existing unrestricted cash balances are sufficient for their operating and investing activities for the foreseeable future, except that our GCUK Segment expects to borrow up to $15 million from the GC Impsat Segment during the second quarter of 2009 to ensure cash balances remain at prudent levels upon completion of the annual Excess Cash tender offer for the GCUK Notes. We believe that this and likely future inter-segment funds transfers to the ROW Segment in amounts permitted by our debt instruments will be sufficient to enable each segment to comply with its debt covenants and to reach the point of sustained recurring positive cash flow from operating and investing activities. Most of our assets other than the assets of our GC Impsat Segment have been pledged to secure our indebtedness, and the GC Impsat Notes indenture contains an “equal and ratable” provision which generally requires GC Impsat to provide the holders of the GC Impsat Notes with an equal and ratable lien if GC Impsat pledges its assets to secure other indebtedness. A failure to comply with the covenants contained in any of our loan instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under a capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain debt instruments.

Indebtedness

At March 31, 2009, we had $1.282 billion of indebtedness outstanding (including short term debt, the current portion of long term debt and capital lease obligations), consisting of $424 million of GCUK Notes, $124 million of 5% Convertible Notes, $225 million of GC Impsat Notes, $343 million under the Term Loan Agreement, $134 million of capital lease obligations and $32 million of other debt.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our 2008 annual report on Form 10-K, for a description of the GCUK Notes, 5% Convertible Notes, GC Impsat Notes and Term Loan Agreement.

Financing Activities

During the three months ended March 31, 2009, the Company entered into various capital leasing arrangements that amounted to $5 million. These agreements have terms that range from 36 to 48 months and implicit interest rates that range from 3.4% to 20.2%, with a weighted average effective interest rate of 13.4%.

During the three months ended March 31, 2009, the Company also entered into debt agreements and received approximately $3 million of cash proceeds. These agreements have terms that range from 6 to 12 months, $2 million of which have variable interest rate based on spread over Colombian Fixed Term Deposit Rate and $1 million based on spread over the Brazilian Inter-bank Lending Rate.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Annual Repurchase Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2008 Annual Repurchase Offer, we have made an offer in April 2009 to purchase approximately $11 million.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,		$ Increase/ (Decrease)
	2009	2008 (as adjusted)
	(in millions)
Net cash flows provided by operating activities	$6	$25	$(19)
Net cash flows used in investing activities	(36)	(49)	13
Net cash flows used in financing activities	(22)	(12)	(10)
Effect of exchange rate changes on cash and cash equivalents	(2)	1	(3)

Net decrease in cash and cash equivalents	$(54)	$(35)	$(19)

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased in the three months ended March 31, 2009 compared with the same period in 2008 primarily due to a reduction in accounts payable due to an increase in payments to key access vendors, partially offset by improved collection on accounts receivable. During the three months ended March 31, 2009 we received $32 million of cash receipts from the sale of IRUs and prepaid services compared with $31 million in the same period of 2008.

Cash Flows from Investing Activities

Cash flows used in investing activities decreased in the three months ended March 31, 2009 compared with 2008 primarily as a result of: (i) $7 million change in restricted cash and cash equivalents primarily as a result of establishing $3 of the debt service account for the Colombia Bonds and releasing it in 2008 and the net release of $2 million cash restricted under various credit agreements in 2009; and (ii) $6 million decrease in capital purchases.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased in the three months ended March 31, 2009 compared with 2008 primarily as a result of: (i) $5 million less net cash inflow from financings, including capital lease obligations, after repayment of debt obligations; and (ii) $4 million paid for employee taxes on certain share-based compensation in 2009.

Contractual Cash Commitments

During the three months ended March 31, 2009, we entered into an amendment to extend our lease for office space increasing our net obligation by $11 million over the next 11 years and entered into a maintenance and service agreement that requires payment of $19 million over the next five years.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of March 31, 2009 and December 31, 2008, our receivables related to our carrier sales channels represented approximately 43% and 46%, respectively, of our consolidated receivables. Also as of March 31, 2009 and December 31, 2008, our receivables due from various agencies of the U.K. Government together represented approximately 7% and 6%, respectively, of our consolidated receivables.

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

In Venezuela, the official bolivares -U.S. dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks. As of March 31, 2009, approximately $39 million (valued at the fixed exchange rate) of our cash and cash equivalents were held in Venezuelan bolivars.

Commencing in September 2008, the U.S. Dollar has appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. This appreciation adversely impacted our first quarter of 2009 consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flows was largely mitigated. However, if the U.S. Dollar trades at the levels in effect at the end of first quarter of 2009 or continues to appreciate, future revenues, operating income and operating cash flows will be materially affected to an extent we have not contemplated. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

Off-Balance Sheet Arrangements

As of March 31, 2009 we did not have any off-balance sheet arrangements outstanding.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7A in the Company’s 2008 annual report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2009.

Additional Information Regarding Impsat

In October 2006, two Impsat employees were indicted by the Paraguayan Prosecutor’s Office in connection with an investigation relating to the contracting and bidding process at CONATEL, a public entity in Paraguay, which contracted with joint-venture entities in 2000 and 2001 in which Impsat was a participant. In conjunction with an agreement with the Prosecutor, the indictments against the Impsat employees were conditionally dismissed in November 2007 for a one year term. In a decision dated February 3, 2009, the conditional suspension of criminal charges was finalized and all criminal charges against the individual employees have now been dismissed.

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

Except for the item noted above, there were no other material changes in our internal control over financial reporting during the first quarter of 2009.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8, “Contingencies”, to the accompanying unaudited condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

Item 1A.	Risk Factors

There have been no material changes in the most significant factors that make an investment in the Company speculative or risky from those set forth in Item 1A., “Risk Factors”, to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 5, 2009 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN A. KRITZMACHER
John A. Kritzmacher
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)