Form 10-Q
period 2009-06-30
GLOBAL CROSSING LTD
filed 2009-08-04
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of August 3, 2009 was 60,134,317.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	June 30, 2009	December 31, 2008
	(unaudited)	(as adjusted)

ASSETS:
Current assets:
Cash and cash equivalents	$268	$360
Restricted cash and cash equivalents - current portion	9	7
Accounts receivable, net of allowances of $53 and $58	365	336
Prepaid costs and other current assets	107	103

Total current assets	749	806

Restricted cash and cash equivalents - long term	12	11
Property and equipment, net of accumulated depreciation of $1,043 and $851	1,319	1,300
Intangible assets, net (including goodwill of $164 and $147)	189	172
Other assets	59	60

Total assets	$2,328	$2,349

LIABILITIES:
Current liabilities:
Accounts payable	$282	$329
Accrued cost of access	86	92
Short term debt and current portion of long term debt	19	26
Accrued restructuring costs - current portion	13	13
Deferred revenue - current portion	146	138
Other current liabilities	399	361

Total current liabilities	945	959

Long term debt	1,157	1,127
Obligations under capital leases	88	93
Deferred revenue	337	308
Accrued restructuring costs	13	14
Other deferred liabilities	73	94

Total liabilities	2,613	2,595

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 60,134,317 and 56,696,312 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	1,422	1,399
Accumulated other comprehensive loss	(54)	(23)
Accumulated deficit	(1,656)	(1,625)

Total shareholders’ deficit	(285)	(246)

Total liabilities and shareholders’ deficit	$2,328	$2,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)

Revenue	$633	$654	$1,242	$1,286
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(285)	(306)	(571)	(605)
Real estate, network and operations	(98)	(112)	(195)	(220)
Third party maintenance	(27)	(28)	(51)	(55)
Cost of equipment and other sales	(22)	(23)	(45)	(46)

Total cost of revenue	(432)	(469)	(862)	(926)

Gross margin	201	185	380	360
Selling, general and administrative	(108)	(129)	(212)	(259)
Depreciation and amortization	(82)	(84)	(161)	(160)

Total operating expenses	(622)	(682)	(1,235)	(1,345)

Operating income (loss)	11	(28)	7	(59)
Other income (expense):
Interest income	4	2	5	6
Interest expense	(38)	(46)	(74)	(92)
Other income, net	58	8	43	28

Income (loss) before preconfirmation contingencies and provision for income taxes	35	(64)	(19)	(117)
Net gain on preconfirmation contingencies	—	4	—	4

Income (loss) before provision for income taxes	35	(60)	(19)	(113)
Provision for income taxes	(8)	(29)	(12)	(47)

Net income (loss)	27	(89)	(31)	(160)
Preferred stock dividends	(1)	(1)	(2)	(2)

Income (loss) applicable to common shareholders	$26	$(90)	$(33)	$(162)

Income (loss) per common share, basic:
Income (loss) applicable to common shareholders	$0.43	$(1.62)	$(0.56)	$(2.93)

Weighted average number of common shares	59,904,503	55,675,011	58,422,070	55,196,799

Income (loss) per common share, diluted:
Income (loss) applicable to common shareholders	$0.34	$(1.62)	$(0.56)	$(2.93)

Weighted average number of common shares	78,540,571	55,675,011	58,422,070	55,196,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2009	2008
		(as adjusted)
Cash flows provided by (used in) operating activities:
Net loss	$(31)	$(160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of marketable securities	—	3
Non-cash income tax provision	—	27
Non-cash stock compensation expense	10	43
Depreciation and amortization	161	160
Provision for doubtful accounts	4	5
Amortization of prior period IRUs	(11)	(7)
Gain on preconfirmation contingencies	—	(4)
Change in long term deferred revenue	32	32
Other	(46)	(34)
Change in operating working capital:
- Changes in accounts receivable	(17)	(21)
- Changes in accounts payable	(59)	5
- Changes in other current assets	(12)	(41)
- Changes in other current liabilities	19	32

Net cash provided by operating activities	50	40

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(92)	(92)
Purchases of marketable securities	—	(11)
Proceeds from sale of property and equipment	—	4
Proceeds from sale of marketable securities	4	12
Change in restricted cash and cash equivalents	(2)	(6)

Net cash used in investing activities	(90)	(93)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	6	7
Repayment of capital lease obligations	(30)	(29)
Repayment of long term debt (including current portion)	(20)	(9)
Proceeds from exercise of stock options	—	1
Payment of employee taxes on share-based compensation	(12)	—

Net cash used in financing activities	(56)	(30)

Effect of exchange rate changes on cash and cash equivalents	4	4

Net decrease in cash and cash equivalents	(92)	(79)
Cash and cash equivalents, beginning of period	360	397

Cash and cash equivalents, end of period	$268	$318

Non-cash investing and financing activities:
Capital lease and debt obligations incurred	$25	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

1.	BACKGROUND AND ORGANIZATION

Global Crossing Limited (“GCL”) and its subsidiaries (collectively, the “Company”) are a global communications service provider, serving many of the world’s largest corporations, government entities and many other telecommunications carriers, providing a full range of Internet Protocol (“IP”) and managed data and voice products and services. The Company’s network delivers services to nearly 700 cities in more than 60 countries and six continents around the world. The Company operates as an integrated global services provider with operations in North America, Europe, Latin America and a portion of the Asia/Pacific region, providing services that support a migration path to a fully converged IP environment. The vast majority of the Company’s revenue is generated from monthly services. The Company reports its financial results based on three separate operating segments: (i) Global Crossing (UK) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) (see Note 10).

2.	BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report for the year ended December 31, 2008 filed with the SEC on Form 10-K as amended by the Company’s Form 8-K filed on May 7, 2009 which adjusted the historical financial statements to reflect the retrospective adoption of the Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” These condensed consolidated financial statements include the accounts of the Company over which it exercises control. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

In the condensed consolidated statements of operations for the three and six months ended June 30, 2008, $1 and $3, respectively, of sales taxes previously netted against “revenue” were reclassified to “selling, general and administrative” expenses to be consistent with the presentation of other similar taxes. Additionally for the three and six months ended June 30, 2008, $5 and $9, respectively, of costs incurred to operate the GC Impsat Segment data center business, primarily employee-related expenses, were reclassified from “selling, general and administrative” to “real estate, network and operations” as they represent service delivery costs and therefore are more appropriately reported as cost of revenue.

Recently Issued and Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 essentially reduces the U.S. GAAP Hierarchy to two levels (one that is authoritative and one that is not) and introduces the FASB Accounting Standards Codification (the “FASB ASC”) as the single source of accounting and reporting standards for nongovernmental entities. Without changing the application of U.S. GAAP, the FASB ASC is a topical reorganization of authoritative U.S. GAAP, which includes accounting guidance previously categorized in Levels A – D pursuant to SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and certain guidance issued by the SEC. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS No. 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through August 4, 2009, the issuance date of these condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). This FSP clarifies the accounting for convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 must be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On May 30, 2006, the Company completed a public offering of $144 aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) which are within the scope of FSP APB No. 14-1. Accordingly, the Company’s consolidated financial statements as of December 31, 2008 and condensed consolidated financial statements for the three and six months ended June 30, 2008 have been adjusted to reflect the retrospective application of FSP APB No. 14-1.

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

As of June 30, 2009 the principal amount of the liability component, its unamortized discount and its net carrying value were $144, $18 and $126, respectively, while as of December 31, 2008 the principal amount of the liability component, its unamortized discount and its net carrying value were $144, $22 and $122, respectively. The remaining unamortized discount of $18 as of June 30, 2009 will be amortized, using the effective interest rate method, through the maturity of the 5% Convertible Notes on May 15, 2011. As of both June 30, 2009 and December 31, 2008, the carrying amount of the equity component was $38. At June 30, 2009 and December 31, 2008, if the 5% Convertible Notes were converted into shares of the Company’s common stock at a conversion price of $22.98 per share, approximately 6.3 million shares of the Company’s common stock would be issued.

For each of the three and six months ended June 30, 2009 and 2008, the effective interest rate for the 5% Convertible Notes was 12.75%. For the three months ended June 30, 2009 and 2008, interest expense for the 5% Convertible Notes related to the coupon and the amortization of the debt discount was $4 ($4 after-tax) and $3 ($3 after-tax), respectively, while for the six months ended June 30, 2009 and 2008, interest expense for the 5% Convertible Notes related to the coupon and the amortization of the debt discount was $8 ($8 after-tax) and $7 ($7 after-tax), respectively.

        For the three months ended June 30, 2009, the effect of applying FSP APB No. 14-1 was a decrease in the Company’s income applicable to common shareholders of $2 (or $.03 per basic and diluted share) while for the six months ended June 30, 2009, the effect of applying FSP APB No. 14-1 was an increase in the Company’s loss applicable to common shareholders of $4 (or $.07 per basic share). For the three and six months ended June 30, 2008, the effect of the application of FSP APB No. 14-1 was an increase in the Company’s loss applicable to common shareholders of $1 (or $.02 per basic share) and $3 (or $.05 per basic share), respectively.

On January 1, 2009, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), related to nonfinancial assets and nonfinancial liabilities on a prospective basis which did not have a material impact on the Company’s consolidated position or results of operations. SFAS No. 157, as amended establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the effective provisions of SFAS No. 157 as related to financial assets and financial liabilities as well as other assets and liabilities carried at fair value on a recurring basis which did not have a material impact on the Company’s consolidated position or results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). This FSP amends SFAS No. 157 to provide additional guidance for (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and (ii) identifying circumstances that may indicate that a transaction is not orderly. FSP No. 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R changes how business acquisitions are accounted for and impacts financial statements both in periods before the acquisition date and in subsequent periods. SFAS No. 141R applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS No. 141R became effective for the Company on January 1, 2009 and its provisions will be applied prospectively to any potential future transactions.

SFAS No. 141R amends AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP No. 90-7”). Prior to adoption, reversal of pre-emergence tax valuation allowances are recorded as a reduction of intangibles to zero and thereafter as additional paid-in-capital. Upon adoption, the reversal of pre-emergence valuation allowances will be recorded as a reduction of tax expense. During the three and six months ended June 30, 2008 the Company recorded a provision for income taxes and additional paid-in-capital of $9 and $22, respectively, as a result of accounting in accordance with SOP No. 90-7. SFAS No. 141R also amends SFAS No. 109, “Accounting for Income Taxes.” Prior to adoption, the reversal of valuation allowances recorded in purchase accounting would first reduce goodwill to zero, and then reduce the other acquired non-current intangible assets to zero, and then be reflected in income tax expense. Upon adoption, the reversals of pre-acquisition valuation allowances that do not qualify as a measurement period adjustment are reflected in income tax expense. During the three and six months ended June 30, 2008, the Company recorded $3 and $5, respectively, of valuation allowance reversals for deferred tax assets acquired as part of the Impsat acquisition as a reduction in goodwill. SFAS No. 141R also nullifies AICPA Practice Bulletin No. 11, “Accounting for Preconfirmation Contingencies in Fresh Start Reporting,” which required adjustments of preconfirmation contingencies to be separately disclosed in income or loss from continuing operations. Subsequent to adoption, adjustments in income tax contingencies will be recognized in provision for income taxes and non-income tax contingencies in operating income or loss.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures related to derivatives and hedging activities. Under SFAS No. 161, entities must describe: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The requirements of SFAS No. 161 are effective for both interim and annual reporting periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.

3.	FINANCING ACTIVITIES

Financing Activities

During the six months ended June 30, 2009, the Company entered into various capital leasing arrangements that aggregated $25 in total leased amount. These agreements have terms that range from 36 to 48 months and implicit interest rates that range from 3.4% to 20.2%, with a weighted average effective interest rate of 10.4%.

During the six months ended June 30, 2009, the Company also entered into debt agreements having aggregate principal amount of $6. These agreements have terms that range from 6 to 12 months, $4 of which have variable interest rate based on a spread over the Colombian Fixed Term Deposit Rate and $2 based on a spread over the Brazilian Inter-bank Lending Rate.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, using 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2008 Excess Cash Offer, GCUK has made an offer for and purchased approximately $11 in principal amount of the GCUK Notes, plus accrued interest through the purchase date.

4.	RESTRUCTURING ACTIVITIES

2007 Restructuring Plans

During 2007, the Company adopted a restructuring plan as a result of the Impsat Fiber Networks, Inc. (“Impsat”) acquisition under which redundant Impsat employees were terminated. As a result, the Company incurred cash restructuring costs of approximately $8 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of June 30, 2009 and December 31, 2008, the remaining liability of the restructuring reserve was $8 as of each date, all related to the GC Impsat Segment.

2006 Restructuring Plan

The Company adopted a restructuring plan as a result of the Fibernet Group Plc (“Fibernet”) acquisition under which redundant Fibernet employees were terminated and certain Fibernet facility lease agreements were terminated or restructured. As a result of these efforts the Company incurred cash restructuring costs of approximately $3 for severance and related benefits in connection with workforce reductions and $4 for real estate consolidation. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. All amounts incurred for employee separations have been paid and it is anticipated that payment in respect of the restructuring activities for real estate consolidation will continue through 2017. As of June 30, 2009 and December 31, 2008, the remaining liability related to these initiatives was $1 as of each date, all related to the GCUK Segment.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $104 as of June 30, 2009), offset by anticipated receipts from existing and future third-party subleases. As of June 30, 2009, anticipated third-party sublease receipts were $91, representing $42 from subleases already entered into and $49 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the six months ended June 30, 2009:

Facility Closings
Balance at December 31, 2008	$18
Change in estimated liability	2
Deductions	(4)
Foreign currency impact	1

Balance at June 30, 2009	$17

5.	OTHER CURRENT LIABILITIES

	June 30, 2009	December 31, 2008
	(unaudited)

Accrued taxes, including value added taxes in foreign jurisdictions	$104	$94
Accrued payroll, bonus, commissions, and related benefits	58	45
Accrued professional fees	12	12
Accrued interest	16	16
Accrued real estate and related costs	15	15
Accrued capital expenditures	7	10
Current portion of capital lease obligations	59	52
Income taxes payable	12	8
Accrued third party maintenance costs	10	7
Customer deposits	34	33
Other	72	69

Total other current liabilities	$399	$361

6.	COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (as adjusted)	2009	2008 (as adjusted)
	(unaudited)		(unaudited)

Net income (loss)	$27	$(89)	$(31)	$(160)
Foreign currency translation adjustment	(46)	21	(28)	5
Unrealized derivative gain (loss) on cash flow hedges	(2)	3	(3)	3

Comprehensive loss	$(21)	$(65)	$(62)	$(152)

7.	INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed as income (loss) applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Income (loss) applicable to common shareholders includes preferred stock dividends of $1 and $2, respectively, for the three months ended June 30, 2009 and 2008, and each of the six months ended June 30, 2009 and 2008.

Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three months ended June 30, 2008 and each of the six months ended June 30, 2009 and 2008, diluted loss per common share is the same as basic loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2009	2008	2009	2008

Basic income (loss) per share calculation

Numerator:
Income (loss) applicable to common shareholders	$26	$(90)	$(33)	$(162)

Denominator:
Weighted average number of common shares	59,904,503	55,675,011	58,422,070	55,196,799

Basic income (loss) per share	$0.43	$(1.62)	$(0.56)	$(2.93)

Diluted income (loss) per share calculation

Numerator:
Income (loss) applicable to common shareholders	$26	$(90)	$(33)	$(162)
Preferred stock dividends [1]	1	—	—	—

Income (loss) applicable to common shareholders	$27	$(90)	$(33)	$(162)

Denominator:
Weighted average number of common shares	59,904,503	55,675,011	58,422,070	55,196,799
Preferred stock	18,000,000	—	—	—
Share based awards	636,068	—	—	—

Diluted weighted average number of common shares	78,540,571	55,675,011	58,422,070	55,196,799

Diluted income (loss) per share	$0.34	$(1.62)	$(0.56)	$(2.93)

[1]	Preferred stock dividends not included in the dilutive calculation were $1, $2, and $2 for the three months ended June 30, 2008, and the six months ended June 30, 2009 and 2008, respectively.

Potential common shares excluded from the calculation of diluted loss per share	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Preferred stock	—	18,000,000	18,000,000	18,000,000
Share based awards	—	792,798	226,558	810,672

Diluted weighted average number of common shares	—	18,792,798	18,226,558	18,810,672

Employee stock awards to purchase approximately 1 million shares for $10.16 or $15.39 per share were not included in the dilutive income per share calculation for the three and six months ended June 30, 2008 as the exercise price is greater than the average market price per share.

The 5% Convertible Notes which are convertible into approximately 6.3 million shares at a conversion price of $22.98 per share were not included in the dilutive income per share calculation as the conversion price is greater than the average market price per share.

8.	CONTINGENCIES

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at June 30, 2009 and December 31, 2008. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In accordance with FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss (an interpretation of FASB Statement No. 5),” where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies. The following is a description of the material legal proceedings involving the Company commenced or pending during the six months ended June 30, 2009.

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

The complaint alleges five causes of action: (1) breach of federal tariffs; (2) breach of state tariffs; (3) unjust enrichment (in the alternative to the tariff claims); (4) fraud; and (5) civil conspiracy. Although the complaint does not contain a specific claim for damages, plaintiffs allege that they have been damaged in the amount of approximately $20 for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. The Company filed a motion to dismiss the complaint on January 18, 2005, which motion was mooted by the filing of a first amended complaint on February 4, 2005. The first amended complaint added as defendants five competitive local exchange carriers and certain of their affiliates (none of which is affiliated with the Company) and re-alleged the same five causes of action. The Company filed a motion to dismiss the first amended complaint on March 4, 2005. On August 23, 2005, the Court referred a comparable case to the Federal Communications Commission (“FCC”) and the FCC has sought comments on the issues referred by the Court. The Company filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization (the “Plan of Reorganization”) of the Company’s predecessor and a number of its subsidiaries (collectively, the “GC Debtors”) which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, AT&T moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. The Company filed its response to the motion on March 6, 2006, requesting that the Court deny the motion. On May 31, 2006, the Court entered an order denying plaintiffs’ motion for reconsideration without prejudice. On April 15, 2008, plaintiffs moved to vacate the stay entered by the Court on the grounds of inaction by the FCC. The Court denied the motion to vacate and the plaintiffs have requested reconsideration. That request is presently pending before the Court. The plaintiffs have also filed a motion for oral argument, but the Court has not yet acted on that request.

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

Foreign Tax Audit

A tax authority in South America issued a preliminary notice of findings based on certain tax audits for calendar years 2001 and 2002. The examiner’s initial findings took the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. An official assessment of $26, including potential interest and penalties, was issued in 2005. Due to accrued interest and foreign exchange effects the total exposure has increased to $53. The Company challenged the assessment and commenced litigation in September 2006 to resolve its dispute with the tax authority.

Claim by Pacific Crossing Limited (“PCL”)

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

The parties have agreed to non-binding mediation of their competing administrative claims (including the Company’s claim filed against PCL in its separate bankruptcy case). The parties have completed one day of mediation in early 2008 and have exchanged certain documents in connection with the mediation. There are no further mediation sessions currently scheduled and the litigation may again become active.

Impsat Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts and unpaid performance bonuses as a result of their separation from Impsat shortly after the acquisition of Impsat by the Company. One such case, initiated by a former director and officer of Impsat in October 2007, was settled in July 2009. The asserted claims of the remaining claimants (including accrued interest and attorneys fees) aggregate approximately $16.

The Company has been in negotiations with the remaining claimants over the amount of their claims and other issues arising out of their departure. The status of the legal proceedings brought by these remaining claimants is as follows. In November 2007, a former officer served the Company a complaint claiming damages. The case is now in the evidentiary stage. In July 2008, a former officer commenced formal judicial proceedings on his claim and the Company responded seeking dismissal of the claim based on lack of jurisdiction. Such defense was rejected by the court and the case will now continue. In March 2009, this same former officer served the Company with an additional complaint for damages in another jurisdiction. The Company has replied in each case and will continue to defend against these claims.

Buenos Aires Antenna Tax Liability

The Government of the City of Buenos Aires (“GCBA”) established a tax applicable to private companies owning antennas with supporting structures, whether in service or not, in the amount set forth in the annual tariff law for the use of the public and private air space (the “Antenna Fees”).

Since September 2003, the GCBA has periodically notified Impsat of the Antenna Fees which aggregates approximately $56, including interest, and requested payment. Impsat has administratively disputed each of these notifications and in the administrative proceeding questioned the legality and constitutionality of the tax on various grounds, including that: (1) air rights belong to the owner of the underlying private property and GCBA’s charge for use of privately owned air rights is confiscatory and incompatible with the constitutional right of property; (2) Argentine federal telecommunications law exempts the use and occupation of public air space for the purposes of providing public telecommunications service from any charge; (3) the tax that GCBA is trying to impose is excessive and confiscatory; and (4) the GCBA has significantly overstated the number and height of the antennas owned by Impsat that are subject to the tax. Impsat continues to dispute the Antenna Fees and, to date, no summary collection action has been commenced by GCBA on the unpaid Antenna Fees.

In July 2008, Impsat filed an action in the Argentine Federal Courts in Buenos Aires seeking a declaration that the Antenna Fees are unconstitutional and illegal. In December 2008, the GCBA amended its Fiscal Code and passed a new Tariff Law for 2009 modifying, among other things, the criteria to determine the charges applicable to the antennas structures. Under the new municipal legislation, which took effect January 2009, the amounts charged for each of the antennas have been significantly reduced with respect to the amounts that the GCBA sought to charge in accordance with the laws that were previously in effect. In addition, the new Tariff Law sets forth a temporary provision which states that, for a limited period of time, the reduced charges may be applied retroactively to settle any existing debts for Antennas Fees that may be currently under dispute, as long as the taxpayer waives or desists from any administrative action or judicial claim that it may be currently pursuing. The Company has made the payments under the new regulations for 2009. In June 2009, the Company contributed less than $1 to a settlement for the claim for the periods (2003 to 2008) as set forth under Tariff law 2009. A final release certificate covering that time period is expected to be issued by the GCBA.

Brazilian Tax Claims

In November 2002 and in October 2004, the Brazilian tax authorities of Parana and Sao Paulo, respectively, issued two tax infraction notices against Impsat for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interest that amount to approximately $8. The notices informed Impsat Brazil that the taxes were levied because a specific document (Declaração de Necessidade—“Statement of Necessity”) was not provided by Impsat Brazil at the time of importation, in breach of MERCOSUR rules. Oppositions were filed on behalf of Impsat Brazil arguing that the Argentine exporter (Corning Cable Systems

Argentina S.A.) complied with the MERCOSUR rules. In the case of the Sao Paulo infraction notice, a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to the official compulsory review by the Federal Taxpayers Council. In the case of the Parana infraction notice, an unfavorable administrative decision was granted, and the Company will take available judicial measures to appeal such decision.

In December 2004 and in March 2009, the tax authorities of the State of São Paulo, in Brazil, issued two infraction notices against Impsat Brazil for the collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. Both assessments amount to approximately $16. A defense against the December 2004 assessment was filed on behalf of Impsat Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the State Administrative Court; however, the Company will seek judicial action to remove the tax assessment. A defense against the March 2009 assessment was also filed on behalf of Impsat Brazil, and the final administrative decision is still pending.

In addition, in April 2009, the tax authorities of the State of São Paulo issued an infraction notice against Impsat Brazil for the collection of ICMS supposedly due on the sale of internet access services by comparing such activity to communications services, on which the ICMS state tax is actually levied. This assessment amounts approximately to $6. Defenses were filed on behalf of Impsat Brazil, arguing that the provision of internet access services could not be treated as a communication service subject to ICMS. Final administrative decision is still pending.

The Company believes that there are reasonable grounds to have all of the Brazilian tax assessments cancelled.

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

The first investigation involves a contract awarded to JV 1 in December 2000 for the design, supply, installation, launch, operation and maintenance of a telecommunications system for public telephones and/or phone booths in certain specified locations in Paraguay. In 2005, CONATEL initiated an administrative investigation due to an alleged breach of contract by JV 1. As a result of such investigation, CONATEL is seeking to terminate the contract, revoke JV 1’s license, impose a fine and take additional actions against JV 1. The case is currently pending in the Administrative Court.

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

JV 2 then filed a claim before the Administrative Court requesting the annulment of the termination and seeking a stay of the challenged administrative acts. The matter is in the evidentiary stage in the Administrative Court.

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

In the meantime, the case is continuing in the bankruptcy court with respect to the remaining liability issues and damages in the adversary proceeding. While the customer has alleged damages in amounts that would be very material to the Company, the Company believes that it has valid defenses to limit the amount of these damages. The Company has also moved to dismiss the customer’s bankruptcy case for failure to comply with the “small business” provisions of the Bankruptcy Code. The parties have agreed to submit the case to non-binding mediation. The Court has decided to hold the case in abeyance pending the outcome of the mediation. Mediation was held in June 2009 and is ongoing. The Company cannot predict the outcome of these proceedings.

Universal Service Notice of Apparent Liability

On April 9, 2008, the FCC released a Notice of Apparent Liability for Forfeiture finding that subsidiaries of Global Crossing North America, Inc. apparently violated the Communications Act of 1934, as amended, and the FCC’s rules, by willfully and repeatedly failing to contribute fully and timely to the federal Universal Service Fund and the Telecommunications Relay Service Fund. The FCC alleges that, since emergence from bankruptcy, the Company has had a history of making its contributions to the funds late or, in certain months, making only partial contributions or not making any contributions. In June 2009, the Company agreed to a settlement of both this and another matter in a consent decree with the FCC that requires total payments of approximately $3 (in two equal installments, one of which was paid in July 2009 and the other of which is payable in January 2010) and adherence to a compliance plan for a period of three years.

9.	RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three and six months ended June 30, 2009, the Company provided approximately nil and $0.1, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, Singapore Technologies Telemedia Pte. Ltd. (“ST Telemedia”). Further, during the three and six months ended June 30, 2009, the Company received approximately $1.1 and $2.4, respectively, of collocation services from an affiliate of ST Telemedia. During the three and six months ended June 30, 2008, the Company provided approximately nil and $0.1, respectively, of telecommunications services to subsidiaries and affiliates of ST Telemedia. Further, during the three and six months ended June 30, 2008, the Company received approximately $1.5 and $2.9, respectively, of collocation services from an affiliate of ST Telemedia. Additionally, during the three and six months ended June 30, 2009, the Company accrued dividends of $0.9 and $1.8, respectively, related to preferred stock held by affiliates of ST Telemedia. For the three and six months ended June 30, 2008, the Company accrued dividends of $0.9 and $1.8, respectively, related to preferred stock held by affiliates of ST Telemedia.

At June 30, 2009 and December 31, 2008, the Company had approximately $20.9 and $19.1, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other deferred liabilities” in the accompanying condensed consolidated balance sheets.

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

OIBDA differs from operating income (loss), as calculated in accordance with U.S. GAAP and reflected in the Company’s condensed consolidated financial statements, in that it excludes depreciation and amortization. Such excluded expenses primarily reflect the non-cash impacts of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods. In addition, OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for reinvestment, distributions or other discretionary uses.

OIBDA is an important part of the Company’s internal reporting and planning processes and a key measure to evaluate profitability and operating performance, make comparisons between periods, and to make resource allocation decisions.

There are material limitations to using non-U.S. GAAP financial measures. The Company’s calculation of OIBDA may differ from similarly titled measures used by other companies, and may not be comparable to those other measures. Additionally, OIBDA does not include certain significant items such as depreciation and amortization, interest income, interest expense, income taxes, other non-operating income or expense items, preferred stock dividends, and gains and losses on preconfirmation contingencies. OIBDA should be considered in addition to, and not as a substitute for, other measures of financial performance reported in accordance with U.S. GAAP.

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

During 2008, the Company transferred its legacy Chilean operation from the ROW Segment to the GC Impsat Segment. As this transfer was between entities under common control, the Company has retroactively restated the GC Impsat Segment results to include the results of the Chilean operation and removed the results of the Chilean operation from the ROW Segment for all applicable periods presented. The Company anticipates transferring its legacy Argentine operations from the ROW Segment to the GC Impsat Segment during 2009 in a continuing effort to streamline its operations.

The following tables provide operating financial information for the Company’s three reportable segments and a reconciliation of segment results to consolidated results. Prior period amounts are revised to reflect the change in reportable segments as discussed above.

	Three months ended June 30,		Six months ended June 30,
	2009	2008 (as adjusted)	2009	2008 (as adjusted)
	(unaudited)		(unaudited)
Revenues from external customers
GCUK	$115	$157	$225	$310
GC Impsat	123	116	237	227
ROW	395	381	780	749

Total consolidated	$633	$654	$1,242	$1,286

Intersegment revenues
GCUK	$—	$—	$—	$—
GC Impsat	2	3	4	4
ROW	2	1	4	3

Total	$4	$4	$8	$7

Total segment operating revenues
GCUK	$115	$157	$225	$310
GC Impsat	125	119	241	231
ROW	397	382	784	752
Less: intersegment revenues	(4)	(4)	(8)	(7)

Total consolidated	$633	$654	$1,242	$1,286

	Three months ended June 30,		Six months ended June 30,
	2009	2008 (as adjusted)	2009	2008 (as adjusted)
	(unaudited)		(unaudited)
OIBDA
GCUK	$21	$37	$44	$72
GC Impsat	44	31	83	58
ROW	28	(12)	41	(29)

Total segments	$93	$56	$168	$101

A reconciliation of OIBDA to income (loss) applicable to common shareholders follows:

	Three Months Ended June 30, 2009
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$21	$44	$28	$—	$93
Depreciation and amortization	(16)	(21)	(45)	—	(82)

Operating income (loss)	5	23	(17)	—	11
Interest income	1	2	4	(3)	4
Interest expense	(13)	(9)	(19)	3	(38)
Other income, net	28	7	23	—	58
Provision for income taxes	(1)	(5)	(2)	—	(8)
Preferred stock dividends	—	—	(1)	—	(1)

Income (loss) applicable to common shareholders	$20	$18	$(12)	$—	$26

	Three Months Ended June 30, 2008 (as adjusted)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$37	$31	$(12)	$—	$56
Depreciation and amortization	(21)	(22)	(41)	—	(84)

Operating income (loss)	16	9	(53)	—	(28)
Interest income	2	—	2	(2)	2
Interest expense	(18)	(10)	(20)	2	(46)
Other income, net	1	4	3	—	8
Gain on preconfirmation contingencies	—	—	4	—	4
Provision for income taxes	(1)	(12)	(16)	—	(29)
Preferred stock dividends	—	—	(1)	—	(1)

Loss applicable to common shareholders	$—	$(9)	$(81)	$—	$(90)

	Six Months Ended June 30, 2009
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$44	$83	$41	$—	$168
Depreciation and amortization	(31)	(41)	(89)	—	(161)

Operating income (loss)	13	42	(48)	—	7
Interest income	3	3	5	(6)	5
Interest expense	(25)	(17)	(38)	6	(74)
Other income, net	25	12	6	—	43
Provision for income taxes	(1)	(9)	(2)	—	(12)
Preferred stock dividends	—	—	(2)	—	(2)

Income (loss) applicable to common shareholders	$15	$31	$(79)	$—	$(33)

	Six Months Ended June 30, 2008 (as adjusted)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$72	$58	$(29)	$—	$101
Depreciation and amortization	(43)	(40)	(77)	—	(160)

Operating income (loss)	29	18	(106)	—	(59)
Interest income	4	1	5	(4)	6
Interest expense	(35)	(18)	(43)	4	(92)
Other income, net	1	3	24	—	28
Gain on preconfirmation contingencies	—	—	4	—	4
Provision for income taxes	(1)	(17)	(29)	—	(47)
Preferred stock dividends	—	—	(2)	—	(2)

Loss applicable to common shareholders	$(2)	$(13)	$(147)	$—	$(162)

	June 30, 2009	December 31, 2008
	(unaudited)	(as adjusted)
Total Assets
GCUK	$713	$656
GC Impsat	759	693
ROW	1,284	1,369

Total segments	2,756	2,718
Less: Intercompany loans and trade accounts	(428)	(369)

Total consolidated assets	$2,328	$2,349

	June 30, 2009	December 31, 2008
	(unaudited)
Unrestricted Cash
GCUK	$28	$52
GC Impsat	101	92
ROW	139	216

Total consolidated unrestricted cash	$268	$360

	June 30, 2009	December 31, 2008
	(unaudited)
Restricted Cash
GCUK	$—	$—
GC Impsat	—	—
ROW	21	18

Total consolidated restricted cash	$21	$18

11.	FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued expenses and obligations under capital leases approximate their fair value. The fair values of the Company’s debt and derivative instruments are based on market quotes and management estimates except for other debt in which case management believes the carrying value approximates fair value.

	June 30, 2009
	Carrying Amount	Fair Value
	(unaudited)
GCUK Notes	$449	$359
5% Convertible Notes[1]	126	127
GC Impsat Notes	225	191
Term Loan Agreement	342	289
GCUK cross-currency interest rate swap, asset	(1)	(1)
Other debt	34	34

[1]	Carrying amount of 5% Convertible Notes consists of $144 aggregate principal less $18 of unamortized discount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 as amended by our Form 8-K filed on May 7, 2009 which adjusted the historical financial statements to reflect the retrospective adoption of the Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

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

•

For most periods since inception, we have incurred substantial operating losses. Although we expect our operating results to improve over time, there is no assurance that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

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

•

We are exposed to significant currency exchange rate risks and our net loss may suffer due to currency translations. Commencing in September 2008, the U.S. Dollar appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. This appreciation has adversely impacted consolidated revenue. Since we tend to incur costs in the same currencies in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. The impact has also been mitigated by the depreciation of the U.S. Dollar against most major currencies during the six months ended June 30, 2009. However, the U.S. Dollar remains at appreciated levels relative to September 2008, and future appreciation of the U.S. Dollar could materially adversely affect future revenues, operating income and operating cash flows. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

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

Other Risks

•

We are exposed to significant contingent liabilities, including those related to Impsat and the unprofitable sales contract discussed above under the heading “Customer Bankruptcy Claim” in Note 8 to our accompanying unaudited condensed consolidated financial statements, that could result in material losses above what we have reserved for and could entail significant expense to defend.

•	Our real estate restructuring reserve represents a material liability, the calculation of which involves significant estimation.

•	Economic and political conditions in Latin America pose numerous risks to our operations.

•	Inflation and certain government measures to curb inflation in some Latin American countries may have adverse effects on their economies, our business and our operations.

•

The Ministry of Finance in Bermuda has granted tax assurance to GCL and its Bermuda incorporated subsidiaries exempting them from the imposition of tax under any applicable Bermuda law. To date the Ministry of Finance has given no indication that the Ministry would extend the term of assurance beyond 2016 or would not change the tax treatment afforded to exempt companies either before or after 2016.

•	Current market conditions have had a negative impact on the return on plan assets for our pension plans, which may require additional funding and negatively impact our cash flows.

For a more detailed description of many of these risks and important additional risk factors, see Item 1A, “Business—Cautionary Factors That May Affect Future Results,” in our annual report on Form 10-K for the year ended December 31, 2008 as amended by our Form 8-K filed on May 7, 2009 which adjusted the historical financial statements to reflect the retrospective adoption of the Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Executive Summary

Overview

        We are a global communications service provider, serving many of the world’s largest corporations, government entities and many other telecommunications carriers, providing a full range of IP and managed data and voice products and services. Our network delivers services to nearly 700 cities in more than 60 countries and six continents around the world. We operate as an integrated global services provider with operations in North America, Europe, Latin America and a portion of the Asia/Pacific region, providing services that support a migration path to a fully converged IP environment. The vast majority of our revenue is generated from monthly services. We report our financial results based on three separate operating segments: (i) Global Crossing (UK)

Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”) which provide services to customers primarily based in the United Kingdom (“UK”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”) which provide services to customers in Latin America; and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) which represents all our operations outside of the GCUK Segment and the GC Impsat Segment and operates primarily in North America, with smaller operations in Europe, Latin America, and a portion of the Asia/Pacific region and includes our subsea fiber network.

Second Quarter 2009 Highlights

Revenue from our enterprise, carrier data and indirect sales channel, which is the primary focus of our business strategy, decreased $8 million, or 1%, to $539 million in the second quarter of 2009 compared to $547 million in the same period in 2008. This decrease was primarily due to $57 million of adverse foreign currency movements in the three months ended June 30, 2009 compared with the same period of 2008. This decrease was partially offset by additional enterprise, carrier data and indirect channel sales.

During the three months ended June 30, 2009, we posted net operating income of $11 million and had a net decrease in cash and cash equivalents of $38 million. Our cash flows included the following significant items: (i) capital purchases of $54 million; (ii) net payments on capital lease and debt obligations of $26 million; and (iii) the receipt of $27 million of cash from the sale of IRUs and prepaid services.

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

Certain of our accounting policies are deemed “critical,” as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2008, as amended by our Form 8-K filed on May 7, 2009 which adjusted the historical financial statements to reflect the retrospective adoption of the Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Management believes that there have been no significant changes regarding our critical accounting policies since such time.

During the second quarter of 2009 we performed our annual impairment review of the goodwill acquired as part of the Impsat acquisition on May 9, 2007 in accordance with Statement of Financial Accounting Standards No 142, “Goodwill and Other Intangible Assets.” The impairment review compared the fair value of the reporting units, using a discounted cash flow analysis, to their carrying values, including allocated goodwill. As the fair value of all reporting units exceeded the carrying values, including allocated goodwill, no impairment exists. Calculating future net cash flows expected to be generated by the reporting units involves significant assumptions, estimation and judgment. The estimation involves, but is not limited to, industry trends, including pricing, estimated long term revenue, revenue growth, operating expenses, capital expenditures, discount rates, and expected periods the assets will be utilized.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”). FSP APB No. 14-1 clarifies the accounting for convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement). FSP APB No. 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 must be applied on a retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On May 30, 2006, we completed a public offering of $144 million aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) which are within the scope of FSP APB No. 14-1. Accordingly, our condensed consolidated financial statements as of December 31, 2008 and for the three and six months ended June 30, 2008 have been adjusted to reflect the retrospective application of FSP APB No. 14-1.

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

As of June 30, 2009 the principal amount of the liability component, its unamortized discount and its net carrying value were $144 million, $18 million and $126 million, respectively, while as of December 31, 2008 the principal amount of the liability component, its unamortized discount and its net carrying value were $144 million, $22 million and $122 million, respectively. The remaining unamortized discount of $18 million as of June 30, 2009 will be amortized, using the effective interest rate method, through the maturity of the 5% Convertible Notes on May 15, 2011. As of both June 30, 2009 and December 31, 2008, the carrying amount of the equity component was $38 million. At June 30, 2009 and December 31, 2008, if the 5% Convertible Notes were converted into shares of our common stock at a conversion price of $22.98 per share, approximately 6.3 million shares of our common stock would be issued.

For each of the three and six months ended June 30, 2009 and 2008, the effective interest rate for the 5% Convertible Notes was 12.75%. For the three months ended June 30, 2009 and 2008, interest expense for the 5% Convertible Notes related to the coupon and the amortization of the debt discount was $4 million ($4 million after-tax) and $3 million ($3 million after-tax), respectively, while for the six months ended June 30, 2009 and 2008, interest expense for the 5% Convertible Notes related to the coupon and the amortization of the debt discount was $8 million ($8 million after-tax) and $7 million ($7 million after-tax), respectively.

For the three months ended June 30, 2009, the effect of the application of FSP APB No. 14-1 was a decrease in the Company’s income applicable to common shareholders of $2 million (or $.03 per basic and diluted share) while for the six months ended June 30, 2009, the effect of the application of FSP APB No. 14-1 was an increase in the Company’s loss applicable to common shareholders of $4 million (or $.07 per basic share). For the three and six months ended June 30, 2008, the effect of the application of FSP APB No. 14-1 was an increase in the Company’s loss applicable to common shareholders of $1 million (or $.02 per basic share) and $3 million (or $.05 per basic share), respectively.

See Note 2, “Basis of Presentation” to our unaudited condensed consolidated financial statements for a full description of recently issued and recently adopted accounting pronouncements including the date of adoption and effects on our results of operations and financial position, where applicable.

Unaudited results of operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008:

Consolidated Results

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008 (as adjusted)			2009	2008 (as adjusted)
		(in millions)				(in millions)
Revenue	$633	$654	$(21)	(3)%	$1,242	$1,286	$(44)	(3)%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(285)	(306)	(21)	(7)%	(571)	(605)	(34)	(6)%
Real estate, network and operations	(98)	(112)	(14)	(13)%	(195)	(220)	(25)	(11)%
Third party maintenance	(27)	(28)	(1)	(4)%	(51)	(55)	(4)	(7)%
Cost of equipment and other sales	(22)	(23)	(1)	(4)%	(45)	(46)	(1)	(2)%

Total cost of revenue	(432)	(469)			(862)	(926)

Gross margin	201	185			380	360
Selling, general and administrative	(108)	(129)	(21)	(16)%	(212)	(259)	(47)	(18)%
Depreciation and amortization	(82)	(84)	(2)	(2)%	(161)	(160)	1	1%

Total operating expenses	(622)	(682)			(1,235)	(1,345)

Operating income (loss)	11	(28)			7	(59)
Other income (expense):
Interest income	4	2	2	100%	5	6	(1)	(17)%
Interest expense	(38)	(46)	(8)	(17)%	(74)	(92)	(18)	(20)%
Other income, net	58	8	50	NM	43	28	15	54%

Income (loss) before preconfirmation contingencies and provision for income taxes	35	(64)			(19)	(117)
Net gain on preconfirmation contingencies	—	4	(4)	(100)%	—	4	(4)	(100)%

Income (loss) before provision for income taxes	35	(60)			(19)	(113)
Provision for income taxes	(8)	(29)	(21)	(72)%	(12)	(47)	(35)	(74)%

Net income (loss)	27	(89)			(31)	(160)
Preferred stock dividends	(1)	(1)	0	NM	(2)	(2)	0	NM

Income (loss) applicable to common shareholders	$26	$(90)			$(33)	$(162)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue.

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008 (as adjusted)			2009	2008 (as adjusted)
		(in millions)				(in millions)
Enterprise, carrier data and indirect sales channel	$539	$547	$(8)	(1)%	$1,049	$1,066	$(17)	(2)%
Carrier voice	94	106	(12)	(11)%	192	218	(26)	(12)%
Other	—	1	(1)	(100)%	1	2	(1)	(50)%

Consolidated revenues	$633	$654	$(21)	(3)%	$1,242	$1,286	$(44)	(3)%

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

Our consolidated revenue decreased in the three and six months ended June 30, 2009 compared with the same periods in 2008 primarily due to: (i) adverse foreign currency movements; (ii) a decline in our carrier voice business; and (iii) the loss of the Camelot network contract in the United Kingdom. Revenue in the three and six months ended June 30, 2009 compared with the same periods in 2008 included $8 million for a customer buyout of certain long term obligations under an existing contract.

The appreciation of the U.S. Dollar against foreign currencies, primarily British Pound Sterling, the Euro and the Brazilian Real, adversely impacted revenue in the three and six months ended June 30, 2009 compared with the same periods in 2008 by approximately $58 million and $121 million, respectively. Carrier voice revenue decreased in the three and six months ended June 30, 2009 compared with the same periods in 2008, as we continue to manage the business to achieve specific margin targets. We expect carrier voice revenue to decline by 10% or more as compared to the prior year. The Camelot network contract attrition negatively impacted revenue by approximately $13 million and $25 million, respectively, for the three and six months ended June 30, 2009 compared with the same periods in 2008.

Despite the reductions noted above, our revenue reflected strong demand for our IP Virtual Private Network (“VPN”), enterprise voice and data center services. Our sales order levels are a key indicator of continuing strength in customer demand for our services. Average monthly estimated gross values for sales orders was $3.6 million in the three months ended June 30, 2009 compared with $3.8 million in the three months ended March 31, 2009. This metric is used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired, and they exclude the effects of attrition, the replacement of existing services with new services, and credits.

See “Segment Results” in this Item 2 for further discussion of results by segment.

Cost of Revenue.

Cost of revenue primarily includes the following: (i) cost of access, including usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (ii) real estate, network and operations charges which include (a) employee-related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees directly attributable to the operation of our network, (b) real estate expenses for all non-restructured technical sites, and (c) other non-employee related costs incurred to operate our network, such as license and permit fees and professional fees; (iii) third party maintenance costs incurred in connection with maintaining the network; and (iv) cost of equipment sales and other, which includes the software, hardware and equipment and professional services sold to our customers.

Cost of Access.

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008 (as adjusted)			2009	2008 (as adjusted)
		(in millions)				(in millions)
Enterprise, carrier data and indirect sales channel	$199	$212	$(13)	(6)%	$395	$415	$(20)	(5)%
Carrier voice	86	94	(8)	(9)%	176	190	(14)	(7)%

Consolidated cost of access	$285	$306	$(21)	(7)%	$571	$605	$(34)	(6)%

Cost of access decreased in the three and six months ended June 30, 2009 compared with the same periods in 2008. The decreases in our consolidated cost of access were primarily driven by beneficial foreign currency movements in the three and six months ended June 30, 2009 compared with the same periods in 2008 which favorably impacted our consolidated cost of access expense by $19 million and $38 million, respectively, with favorable currency impacts across all of our segments. In addition, our cost of access decreased due to lower carrier voice sales volumes and our cost reduction initiatives to optimize access network costs and effectively lower unit prices. Lastly, we experienced declines in our cost of access as a result of the Camelot network attrition.

Real Estate, Network and Operations. Real estate, network and operations decreased in the three and six months ended June 30, 2009 compared with the same periods in 2008 primarily due to: (i) $12 million and $25 million, respectively, of beneficial foreign currency movements and (ii) $6 million and $12 million, respectively, of lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2009. These decreases were partially offset by: (i) higher employee-related costs due to higher average headcount in 2009 (although current headcount levels are lower than headcount levels at the end of 2008), salary increases effective July 1, 2008 and severance charges related to workforce management actions in the three and six months ended June 30, 2009 and (ii) an increase in real estate costs driven by higher rent and utilities.

Third Party Maintenance. Third party maintenance decreased in the three and six months ended June 30, 2009 compared with the same periods in 2008 primarily due to beneficial foreign currency movements and the renegotiation of certain contracts, partially offset by an increase in non-recurring maintenance.

Cost of Equipment and Other Sales. Cost of equipment and other sales decreased in the three and six months ended June 30, 2009 compared with the same periods in 2008 primarily due to $5 million and $12 million, respectively, of beneficial foreign currency movements, partially offset by higher equipment sales and professional services costs.

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

The decreases in SG&A in the three and six months ended June 30, 2009 compared with the same periods in 2008 were primarily due to: (i) $12 million and $25 million, respectively, of beneficial foreign currency movements; (ii) $4 million and $8 million, respectively, of lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2009; and (iii) decreases in other expenses of $4 million and $7 million, respectively, primarily due to lower travel, advertising and other costs.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including assets recorded under capital leases, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization decreased in the three months ended June 30, 2009 compared with the same period in 2008 primarily due to beneficial foreign currency movements, partially offset by an increased asset base as a result of fixed asset additions, including assets recorded under capital leases. Depreciation and amortization increased in the six months ended June 30, 2009 primarily due to an increased asset base as a result of fixed asset additions, including assets recorded under capital leases, partially offset by beneficial foreign exchange movements.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities, amortization of deferred finance costs and interest on late payments to vendors. The decreases in interest expense in the three and six months ended June 30, 2009 compared with the same periods in 2008 were primarily results of: (i) lower interest related to our pound sterling denominated GCUK Notes due to beneficial foreign currency movements; (ii) lower interest on our Senior Secured Term Loans due to lower LIBOR rates; and (iii) lower interest related to other miscellaneous debt and late payments to vendors.

Other income, net. Other income, net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. Other income, net increased in the three and six months ended June 30, 2009 compared with the same periods in 2008 primarily as a result of recording higher foreign exchange gains in the three and six months ended June 30, 2009 compared with the same periods of the prior year.

Provision for income taxes. The decreases in the provision for income taxes in the three and six months ended June 30, 2009 compared with the same periods in 2008 were primarily due to the adoption of SFAS No. 141R on January 1, 2009 which changes the accounting for the reversal of valuation allowances associated with pre-emergence and pre-acquisition deferred tax assets. Prior to the adoption, the benefit for the reversal of valuation allowances on pre-emergence and pre-acquisition deferred tax assets were recorded as additional paid in capital and a reduction of goodwill, respectively. Subsequent to the adoption, these benefits are now recorded as a reduction in the tax provision. During the three and six months ended June 30, 2008, we recorded $12 million and $27 million, respectively, of non-cash taxes related to these benefits. In addition, in the three and six months ended June 30, 2008 there were unfavorable return to provision adjustments.

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

The CODMs measure and evaluate our reportable segments based on operating income (loss) before depreciation and amortization (“OIBDA”). OIBDA, as defined by us, is operating income (loss) before depreciation and amortization. OIBDA differs from operating income (loss), as calculated in accordance with U.S. GAAP and reflected on our condensed consolidated financial statements, in that it excludes depreciation and amortization. Such excluded expenses primarily reflect the non-cash impacts of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods. In addition, OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for reinvestment, distributions or other discretionary uses.

OIBDA is an important part of our internal reporting and planning processes and a key measure to evaluate profitability and operating performance, make comparisons between periods, and to make resource allocation decisions.

There are material limitations to using non-U.S. GAAP financial measures. Our calculation of OIBDA may differ from similarly titled measures used by other companies, and may not be comparable to those other measures. Additionally, OIBDA does not include certain significant items such as depreciation and amortization, interest income, interest expense, income taxes, other non-operating income or expense items, preferred stock dividends, and gains and losses on preconfirmation contingencies. OIBDA should be considered in addition to, and not as a substitute for, other measures of financial performance reported in accordance with U.S. GAAP.

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

During 2008, we transferred our legacy Chilean operation from the ROW Segment to the GC Impsat Segment. As this transfer was between entities under common control, we have retroactively restated the GC Impsat Segment results to include the results of the Chilean operation and removed the results of the Chilean operation from the ROW Segment for all applicable periods presented. We anticipate transferring our legacy Argentine operations from the ROW Segment to the GC Impsat Segment during 2009 in a continuing effort to streamline our operations.

GCUK Segment

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
		(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$113	$154	$(41)	(27)%	$220	$304	$(84)	(28)%
Carrier voice	2	3	(1)	(33)%	5	6	(1)	(17)%

	$115	$157	$(42)	(27)%	$225	$310	$(85)	(27)%

Revenue for our GCUK Segment decreased in the three and six months ended June 30, 2009 compared with the same periods of 2008 primarily as a result of currency movements which adversely affected GCUK Segment revenue by $35 million and $77 million, respectively. In addition, we experienced declines in the three and six months ended June 30, 2009 compared with the same periods of 2008 of $13 million and $25 million, respectively, in our GCUK Segment revenue as a result of the loss of the Camelot network contract. The decreases in our GCUK Segment revenue were moderated by strong demand for IP VPN data products.

Despite current economic conditions, GCUK continues to see strong demand for its IP services and as a result continues to win new business. Many government agencies and enterprises continue to refresh their more traditional technologies and take advantage of converged IP services. However, the telecommunications market in the UK remains highly competitive. One of GCUK’s principal customer relationships in the period to December 31, 2008 was with Camelot, the current holder of the license to operate the UK National Lottery. Camelot had deployed a landline-based ISDN network provided by us in relation to the operation of the UK National Lottery. On October 9, 2007, Camelot announced its intention to replace its existing landline-based ISDN network with a broadband satellite communications network to be supplied by another service provider. Camelot has completed the migration of the network. Revenue from our relationship with Camelot was nil million and $1 million for the three and six months ended June 30, 2009, respectively, and $13 million and $26 million for the three and six months ended June 30, 2008, respectively.

OIBDA

	Three Months Ended				Six Months Ended
	June 30,		$ Increase/	% Increase/	June 30,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
		(in millions)				(in millions)
GCUK
OIBDA	$21	$37	$(16)	(43)%	$44	$72	$(28)	(39)%

OIBDA in the GCUK Segment decreased in the three and six months ended June 30, 2009 compared with the same periods of 2008 primarily as a result of: (i) $7 million and $16 million, respectively, of adverse foreign currency movements; (ii) the revenue declines in the three and six months ended June 30, 2009 compared with the same periods of 2008 of $13 million and $25 million, respectively, as a result of the loss of the Camelot network contract; and (iii) higher cost of equipment and other sales. These decreases in GCUK Segment OIBDA were moderated by increased demand for IP VPN data products and lower third party maintenance resulting from the re-negotiation of certain contracts.

GC Impsat Segment

Revenue

	Three Months Ended				Six Months Ended
	June 30,		$ Increase/	% Increase/	June 30,		$ Increase/	% Increase/
	2009	2008 (as adjusted)	(Decrease)	(Decrease)	2009	2008 (as adjusted)	(Decrease)	(Decrease)
	(in millions)				(in millions)
GC Impsat
Enterprise, carrier data and indirect sales channel	$119	$114	$5	4%	$230	$223	$7	3%
Carrier voice	4	2	2	100%	7	4	3	75%
Intersegment revenues	2	3	(1)	(33)%	4	4	—	NM

	$125	$119	$6	5%	$241	$231	$10	4%

Revenue for our GC Impsat Segment increased in the three and six months ended in June 30, 2009 compared to the same periods of 2008 primarily due to strong demand for broadband lease, data center and IP VPN data products. These increases in our GC Impsat Segment revenue were partially offset by adverse foreign currency movements which reduced GC Impsat Segment revenue in the three and six months ended in June 30, 2009 compared to the same periods of 2008 by $15 million and $31 million, respectively.

OIBDA

	Three Months Ended				Six Months Ended
	June 30,		$ Increase/	% Increase/	June 30,		$ Increase/	% Increase/
	2009	2008 (as adjusted)	(Decrease)	(Decrease)	2009	2008 (as adjusted)	(Decrease)	(Decrease)
	(in millions)				(in millions)
GC Impsat
OIBDA	$44	$31	$13	42%	$83	$58	$25	43%

OIBDA in the GC Impsat Segment increased in the three and six months ended June 30, 2009 compared with the same periods of 2008 primarily as a result of strong demand for broadband lease, data center and IP VPN data products. This increase was partially offset by: (i) higher access charges resulting from increased sales and (ii) higher third party maintenance. Real estate, network and operations costs and SG&A expenses were comparable between periods but employee related costs were greater due to higher average headcount while professional fees and non-income taxes were lower. In addition, adverse foreign currency movements decreased OIBDA by $4 million and $9 million, respectively, in the three and six months ended June 30, 2009 compared with the same periods of 2008.

ROW Segment

Revenue

	Three Months Ended				Six Months Ended
	June 30,		$ Increase/	% Increase/	June 30,		$ Increase/	% Increase/
	2009	2008 (as adjusted)	(Decrease)	(Decrease)	2009	2008 (as adjusted)	(Decrease)	(Decrease)
	(in millions)				(in millions)
ROW
Enterprise, carrier data and indirect sales channel	$307	$279	$28	10%	$599	$539	$60	11%
Carrier voice	88	101	(13)	(13)%	180	208	(28)	(13)%
Other	—	1	(1)	(100)%	1	2	(1)	(50)%
Intersegment revenues	2	1	1	100%	4	3	1	33%

	$397	$382	$15	4%	$784	$752	$32	4%

Revenue for our ROW Segment increased in the three and six months ended June 30, 2009 compared with the same periods of 2008 primarily as a result of strong demand for our higher margin enterprise voice services, collaboration services and IP VPN data products in our enterprise, carrier data and indirect sales channel. The increases in ROW Segment revenue were partially offset by: (i) adverse currency movements in the three and six months ended June 30, 2009 compared with the same periods of 2008 which reduced ROW Segment revenue by $8 million and $13 million, respectively; and (ii) a decline in carrier voice revenue. Carrier voice revenue decreased in the three and six months ended June 30, 2009 compared with the same periods in 2008, as we continue to manage the business to achieve specific margin targets. We expect carrier voice revenue to decline by 10% or more as compared to the prior year. Revenue in the three and six months ended June 30, 2009 compared with the same periods in 2008 included $8 million for a customer buyout of certain long term obligations under an existing contract.

OIBDA

	Three Months Ended				Six Months Ended
	June 30,		$ Increase/	% Increase/	June 30,		$ Increase/	% Increase/
	2009	2008 (as adjusted)	(Decrease)	(Decrease)	2009	2008 (as adjusted)	(Decrease)	(Decrease)
	(in millions)				(in millions)
ROW
OIBDA	$28	$(12)	$40	333%	$41	$(29)	$70	241%

OIBDA in our ROW Segment improved in the three and six months ended June 30, 2009 compared with the same periods of 2008 primarily as a result of: (i) $4 million and $10 million, respectively, of beneficial foreign currency movements; (ii) increased revenue due to strong demand for our higher margin enterprise voice services, collaboration services and IP VPN data products in our enterprise, carrier data and indirect sales channel; and (iii) lower costs for our real estate, network and operations and SG&A expenses. The lower real estate, network and operations costs and SG&A expenses resulted primarily from lower employee-related expenses and other costs, including advertising and travel. The lower employee-related expenses were driven by: (a) lower sales commissions and (b) lower annual employee incentive compensation. The improvements in ROW Segment OIBDA in the three and six months ended June 30, 2009 compared with the same periods of 2008 were partially offset by higher third party maintenance resulting from an increase in non-recurring maintenance.

Liquidity and Capital Resources

Financial Condition and State of Liquidity

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This depends to a degree on general economic, financial, competitive, legislative, regulatory and other factors (such as satisfactory resolution of contingent liabilities) that are beyond our control.

Based on our current level of operations, expected revenue growth trends and anticipated cost management and operating improvements, we believe our future cash flow from operations, available cash and cash available from financing activities will be adequate to meet our future liquidity needs for at least the next twelve months.

There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Furthermore, we cannot provide any assurances that ongoing adverse conditions in global capital markets and adverse general economic conditions will not have a material adverse impact on our future operations and cash flows.

We monitor our capital structure on an ongoing basis and from time to time we consider financing and refinancing options to improve our capital structure and to enhance our financial flexibility. Our ability to enter into new financing arrangements is subject to restrictions in our outstanding debt instruments (as described below under “Indebtedness”) and to the rights of ST Telemedia under our outstanding preferred shares. At any given time we may pursue a variety of financing opportunities, and our decision to proceed with any financing will depend, among other things, on prevailing market conditions, near term maturities and available terms.

At June 30, 2009, our available liquidity consisted of $268 million of unrestricted cash and cash equivalents. In addition, at June 30, 2009, we also held $21 million in restricted cash and cash equivalents. Our restricted cash and cash equivalents comprise cash collateral for letters of credit or performance bonds issued in favor of certain of our vendors and deposits securing real estate obligations.

During the six months ended June 30, 2009, we posted net operating income of $7 million and had a net decrease in cash and cash equivalents of $92 million. Our cash flows included the following significant items: (i) capital purchases of $92 million; (ii) net payments on capital lease and debt obligations of $44 million; (iii) $59 million cash use due to the change in accounts payable primarily due to a reduction in amounts outstanding with key access vendors; and (iv) the receipt of $59 million of cash from the sale of IRUs and prepaid services.

In the long term, we expect our operating results and cash flows to continue to improve as a result of the continued growth of our higher margin enterprise, carrier data and indirect sales channel business, including the economies of scale expected to result from such growth, and from ongoing cost reduction initiatives, including initiatives to optimize the access network and effectively lower unit prices. Thus, in the long term, we expect to generate positive cash flow from operating activities in an amount sufficient to fund all investing and financing requirements, subject to the possible need to refinance our existing major debt instruments as described below. However, our ability to improve cash flows is subject to the risks and uncertainties described above under “Cautionary Note Regarding Forward-Looking Statements” as well as the variability of quarterly liquidity discussed below.

In the short-term, we expect cash provided by operating activities (including IRUs and other prepaid sales) to exceed purchases of property and equipment. In particular, even though the first half of 2009 incurred negative cash flows, we expect cash provided by operating activities to exceed purchases of property and equipment for the full year 2009. This expectation is based in part on raising financing for such property and equipment from vendors and others in amounts comparable to those arranged in 2008. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. This could prove difficult given current adverse conditions in the credit markets. In addition, our short-term liquidity and more specifically our quarterly liquidity expectations are subject to considerable variability as a result of the timing of interest payments as well as the following factors:

•	Working capital variability significantly impacts our cash flows and causes our intra-quarter cash balances to drop to levels significantly lower than those prevailing at the end of a quarter.

•

We rely on the sale of IRUs and prepaid services, which often involve large dollar amounts and are difficult to predict. During the three and six months ended June 30, 2009, we received $27 and $59 million, respectively, of cash receipts from the sale of IRUs and prepaid services compared to $31 million and $62 million, respectively, in the same periods in 2008.

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

•

We have exposure to significant currency exchange rate risks. Commencing in September 2008, the U.S. Dollar appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. This appreciation has adversely impacted consolidated revenue. Since we tend to incur costs in the same currencies in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. The impact has also been mitigated by the depreciation of the U.S. Dollar against most major currencies during the six months ended June 30, 2009. However, the U.S. Dollar remains at appreciated levels relative to September 2008, and future appreciation of the U.S. Dollar could materially adversely affect future revenues, operating income and operating cash flows. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

•

Our liquidity may also be adversely affected if we settle or are found liable in respect of contingent legal, tax and other liabilities, and the amount and timing of the resolution of these contingencies remain uncertain.

•

Cash outlays for purchases of property and equipment vary significantly from quarter to quarter. Such outlays in the first half of 2009 significantly exceeded expected outlays in the second half of the year due primarily to the timing of major network upgrades. Although we have the flexibility to reduce expected capital expenditures in future periods to conserve cash, the majority of our capital expenditures are directly related to customer requirements and therefore ultimately generate long-term cash flows.

The vast majority of our long-term debt matures after 2010. However, we have approximately $78 million related to various debt agreements that is due and payable in the next twelve months. With regard to our major debt instruments, (i) the $144 million original principal amount of our 5% Convertible Notes matures in 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share); (ii) $332 million of our Term Loan Agreement is due at final maturity in 2012; (iii) the $446 million original principal amount of the GCUK Notes matures in 2014; and (iv) the $225 million original principal amount of the GC Impsat Notes matures in 2017. We also have approximately $10 million of bonds issued by GC Impsat’s Colombian subsidiary which mature in December 2010. If cash on hand at the time any of these debt instruments mature is insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time. The ongoing adverse conditions in global capital markets could make it more difficult for us to obtain debt financing.

As a holding company, all of our revenue is generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon intercompany transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world and are subject to legal and contractual restrictions affecting their ability to make intercompany funds transfers. Such legal restrictions include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the conversion and expatriation of funds that are particularly prevalent in Latin America. Contractual restrictions on intercompany funds transfers include limitations in our major debt instruments on the ability of our subsidiaries to make dividend and other payments on equity securities, as well as limitations on our subsidiaries’ ability to make intercompany loans or to upstream funds in any other manner. These contractual restrictions arise under our major debt instruments, each of which is generally limited in application to one of our segments (e.g., the restrictions in the Term Loan Agreement apply to the ROW Segment, the restrictions in the GCUK Notes indenture apply to the GCUK Segment, and the restrictions in the GC Impsat Notes indenture apply to the GC Impsat Segment). These contractual restrictions generally do not restrict intercompany funds transfers within a given segment, but rather significantly restrict intercompany funds transfers from subsidiaries in one segment to those in another. Each such debt instrument includes exceptions which allow a limited amount of intercompany loans to subsidiaries in other segments, subject to certain restrictions.

At June 30, 2009, unrestricted cash and cash equivalents were $28 million, $101 million, and $139 million at our GCUK, GC Impsat and ROW Segments, respectively. Although operational constraints require us to maintain significant minimum cash balances in each of our segments, we believe that our GCUK and GC Impsat Segments’ existing unrestricted cash balances are sufficient for their operating and investing activities for the foreseeable future. Our GCUK Segment borrowed $15 million during the second quarter of 2009 payable September 2010 from the GC Impsat Segment to ensure cash balances were at prudent levels upon completion of the annual Excess Cash Offer for the GCUK Notes. We believe that this loan during the second quarter of 2009 and likely future inter-segment funds transfers to the ROW Segment in amounts permitted by our debt instruments will be sufficient to enable each segment to comply with its debt covenants and to reach the point of sustained recurring positive cash flow from operating and investing activities. Most of our assets other than the assets of our GC Impsat Segment have been pledged to secure our indebtedness, and the GC Impsat Notes indenture contains an “equal and ratable” provision which generally requires GC Impsat to provide the holders of the GC Impsat Notes with an equal and ratable lien if GC Impsat pledges its assets to secure other indebtedness. Failure to comply with the covenants in any of our loan instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts. Such acceleration would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under a capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain debt instruments.

Indebtedness

At June 30, 2009, we had $1.323 billion of indebtedness outstanding (including long and short term debt and capital lease obligations), consisting of $449 million of GCUK Notes, $126 million of 5% Convertible Notes ($144 million aggregate principal less $18 million of unamortized discount), $225 million of GC Impsat Notes, $342 million under the Term Loan Agreement, $147 million of capital lease obligations and $34 million of other debt.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our 2008 annual report on Form 10-K as amended by our Form 8-K filed on May 7, 2009 which adjusted the historical financial statements to reflect the retrospective adoption of the Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” for a description of the GCUK Notes, 5% Convertible Notes, GC Impsat Notes and Term Loan Agreement.

Financing Activities

During the six months ended June 30, 2009, the Company entered into various capital leasing arrangements that aggregated $25 million in total leased amount. These agreements have terms that range from 36 to 48 months and implicit interest rates that range from 3.4% to 20.2%, with a weighted average effective interest rate of 10.4%.

During the six months ended June 30, 2009, the Company also entered into debt agreements having aggregate principal amount of $6 million. These agreements have terms that range from 6 to 12 months, $4 million of which have variable interest rate based on a spread over the Colombian Fixed Term Deposit Rate and $2 million based on a spread over the Brazilian Inter-bank Lending Rate.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2008 Excess Cash Offer, we have made an offer for and purchased approximately $11 million in principal amount of the GCUK Notes, plus accrued interest through the purchase date.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,		$ Increase/
	2009	2008 (as adjusted)	(Decrease)
		(in millions)
Net cash flows provided by operating activities	$50	$40	$10
Net cash flows used in investing activities	(90)	(93)	3
Net cash flows used in financing activities	(56)	(30)	(26)
Effect of exchange rate changes on cash and cash equivalents	4	4	—

Net decrease in cash and cash equivalents	$(92)	$(79)	$(13)

Cash Flows from Operating Activities

Cash flows provided by operating activities increased in the six months ended June 30, 2009 compared with the same period in 2008 primarily as a result of improved operating results, partially offset by greater cash use for working capital. In the six months ended June 30, 2009, there was a $59 million cash use due to the change in accounts payable primarily due to a reduction in amounts outstanding with key access vendors. During the six months ended June 30, 2009 we received $59 million of cash receipts from the sale of IRUs and prepaid services, including $10 million related to termination of a previously sold IRU agreement, compared with $62 million in the same period of 2008.

Cash Flows from Investing Activities

Cash flows used in investing activities decreased in the six months ended June 30, 2009 compared with the same period in 2008 primarily as a result of lower use of cash and cash equivalents to fund restricted cash accounts. In 2008, the primary funding of restricted cash accounts was related to the debt service account for the Colombia Bonds principal repayment in the fourth quarter of 2008.

Cash Flows from Financing Activities

Cash flows used in financing activities increased in the six months ended June 30, 2009 compared with 2008 primarily as a result of: (i) $13 million higher net repayment of debt and capital lease obligations principally due to the $11 million Excess Cash Offer; and (ii) $12 million paid for employee taxes on certain share-based compensation in 2009.

Contractual Cash Commitments

During the six months ended June 30, 2009, we entered into the following significant contractual cash commitments: (i) amendments to extend our leases for office and technical space increasing our net obligation by $28 million over the next 11 years; (ii) a maintenance and service agreement that requires payment of $19 million over the next five years; (iii) an amendment to a contract for access services that requires payment of $60 million over the next two years; and (iv) an amendment to an equipment and service agreement that requires payment of $16 million through 2010.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed, and include customers both large and small in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of June 30, 2009 and December 31, 2008, our receivables related to our carrier sales channels represented approximately 42% and 46%, respectively, of our consolidated receivables. Also as of June 30, 2009 and December 31, 2008, our receivables due from various agencies of the U.K. Government together represented approximately 6% and 6%, respectively, of our consolidated receivables.

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

In Venezuela, the official bolivares -U.S. Dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks. As of June 30, 2009, approximately $47 million (valued at the fixed exchange rate) of our cash and cash equivalents were held in Venezuelan bolivars.

Commencing in September 2008, the U.S. Dollar appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. This appreciation has adversely impacted consolidated revenue. Since we tend to incur costs in the same currencies in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. The impact has also been mitigated by the depreciation of the U.S. Dollar against most major currencies during the six months ended June 30, 2009. However, the U.S. Dollar remains at appreciated levels relative to September 2008, and future appreciation of the U.S. Dollar could materially adversely affect future revenues, operating income and operating cash flows. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

Off-Balance Sheet Arrangements

As of June 30, 2009 we did not have any off-balance sheet arrangements outstanding.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7A in the Company’s 2008 annual report on Form 10-K as amended by our Form 8-K filed on May 7, 2009 which adjusted the historical financial statements to reflect the retrospective adoption of the Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2009.

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

Except for the item noted above, there were no other material changes in our internal control over financial reporting during the second quarter of 2009.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8, “Contingencies”, to the accompanying unaudited condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

Item 1A.	Risk Factors

There have been no material changes in the most significant factors that make an investment in the Company speculative or risky from those set forth in Item 1A., “Risk Factors”, to the Company’s annual report on Form 10-K)” for the year ended December 31, 2008 as amended by our Form 8-K filed on May 7, 2009 which adjusted the historical financial statements to reflect the retrospective adoption of the Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Item 4.	Submission of Matters to a Vote of Security Holders

The 2009 Annual General Meeting of Shareholders of the Company was held on June 4, 2009. Each of the proposals submitted for Shareholder approval at the Annual General Meeting was approved. The results of the voting were as follows:

Proposal Number and Description	Shares For	Shares Against (or Withheld)	Abstentions	Broker Non-Votes
1. Proposal to re-elect the following directors for terms expiring at the 2010 Annual General Meeting:
• Charles Macaluso	72,630,779	158,343	N/A	N/A
• Michael Rescoe	72,635,488	153,634	N/A	N/A

2. Proposal to appoint Ernst & Young LLP as the independent registered public accounting firm for the year ending December 31, 2009 and to authorize the Audit Committee to determine their remuneration.	72,692,518	85,256	11,348	N/A

Item 5.	Other Information

On July 30, 2009, the Board of Directors (the “Board”) and the Compensation Committee of the Board (the “Compensation Committee”) of the Company approved the Amended and Restated Global Crossing Limited Key Management Protection Plan (the “Amended and Restated KMPP”). The Amended and Restated KMPP is an enhanced severance plan offered by the Company to help attract key talent and retain leaders by mitigating their concerns about financial hardship in the event of termination. The Amended and Restated KMPP contains terms and conditions substantially the same as those of the previous Key Management Protection Plan, except that the plan was effectively extended from December 31, 2009 to December 31, 2011. All executive officers for whom disclosure was required in the Company’s proxy statement for its 2009 Annual General Meeting of Shareholders pursuant to Item

402(c) of Regulation S-K are participants in the Amended and Restated KMPP.

Item 6.	Exhibits

Exhibits filed as part of this report are listed below.

10.1	Global Crossing 2009 Discretionary Incentive Bonus Program (filed herewith).

10.2	Amended and Restated Global Crossing Limited Key Management Protection Plan (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 4, 2009 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JOHN A. KRITZMACHER
John A. Kritzmacher
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)