Form 10-Q
period 2009-09-30
GLOBAL CROSSING LTD
filed 2009-11-04
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of November 2, 2009 was 60,153,907.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	September 30, 2009	December 31, 2008
	(unaudited)	(as adjusted)

ASSETS:
Current assets:
Cash and cash equivalents	$429	$360
Restricted cash and cash equivalents - current portion	9	7
Accounts receivable, net of allowances of $53 and $58	339	336
Prepaid costs and other current assets	108	103

Total current assets	885	806

Restricted cash and cash equivalents - long term	11	11
Property and equipment, net of accumulated depreciation of $1,117 and $851	1,302	1,300
Intangible assets, net (including goodwill of $173 and $147)	196	172
Other assets	69	60

Total assets	$2,463	$2,349

LIABILITIES:
Current liabilities:
Accounts payable	$260	$329
Accrued cost of access	98	92
Short term debt and current portion of long term debt	27	26
Accrued restructuring costs - current portion	11	13
Deferred revenue - current portion	148	138
Other current liabilities	412	361

Total current liabilities	956	959

Long term debt	1,308	1,127
Obligations under capital leases	94	93
Deferred revenue	347	308
Accrued restructuring costs	14	14
Other deferred liabilities	77	94

Total liabilities	2,796	2,595

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 60,148,983 and 56,696,312 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	1,425	1,399
Accumulated other comprehensive loss	(32)	(23)
Accumulated deficit	(1,729)	(1,625)

Total shareholders’ deficit	(333)	(246)

Total liabilities and shareholders’ deficit	$2,463	$2,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)

Revenue	$643	$669	$1,885	$1,955
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(288)	(310)	(859)	(915)
Real estate, network and operations	(106)	(114)	(301)	(334)
Third party maintenance	(26)	(28)	(77)	(83)
Cost of equipment and other sales	(23)	(25)	(68)	(71)

Total cost of revenue	(443)	(477)	(1,305)	(1,403)

Gross margin	200	192	580	552
Selling, general and administrative	(109)	(122)	(321)	(381)
Depreciation and amortization	(89)	(84)	(250)	(244)

Operating income (loss)	2	(14)	9	(73)
Other income (expense):
Interest income	2	2	7	8
Interest expense	(39)	(44)	(113)	(136)
Other income (expense), net	(32)	(25)	11	3

Loss before preconfirmation contingencies and benefit (provision) for income taxes	(67)	(81)	(86)	(198)
Net gain on preconfirmation contingencies	—	5	—	9

Loss before benefit (provision) for income taxes	(67)	(76)	(86)	(189)
Benefit (provision) for income taxes	(6)	4	(18)	(43)

Net loss	(73)	(72)	(104)	(232)
Preferred stock dividends	(1)	(1)	(3)	(3)

Loss applicable to common shareholders	$(74)	$(73)	$(107)	$(235)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(1.23)	$(1.30)	$(1.81)	$(4.23)

Weighted average number of common shares	60,135,114	56,176,273	58,999,359	55,526,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
		(as adjusted)
Cash flows provided by (used in) operating activities:
Net loss	$(104)	$(232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of marketable securities	—	2
Non-cash loss on extinguishment of debt	15	—
Non-cash income tax provision	—	24
Non-cash stock compensation expense	15	61
Depreciation and amortization	250	244
Provision for doubtful accounts	5	7
Amortization of prior period IRUs	(18)	(13)
Gain on preconfirmation contingencies	—	(9)
Change in long term deferred revenue	51	60
Other	(27)	6
Change in operating working capital:
- Changes in accounts receivable	8	(25)
- Changes in accounts payable	(82)	28
- Changes in other current assets	(20)	(50)
- Changes in other current liabilities	42	21

Net cash provided by operating activities	135	124

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(125)	(143)
Purchases of marketable securities	—	(11)
Proceeds from sale of property and equipment	—	4
Proceeds from sale of marketable securities	4	12
Change in restricted cash and cash equivalents	(2)	18

Net cash used in investing activities	(123)	(120)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	741	7
Repayment of capital lease obligations	(47)	(44)
Repayment of long term debt (including current portion)	(592)	(12)
Premium paid on extinguishment of debt	(14)	—
Proceeds from exercise of stock options	—	1
Finance costs incurred	(24)	—
Payment of employee taxes on share-based compensation	(12)	—

Net cash provided by (used in) financing activities	52	(48)

Effect of exchange rate changes on cash and cash equivalents	5	(7)

Net increase (decrease) in cash and cash equivalents	69	(51)
Cash and cash equivalents, beginning of period	360	397

Cash and cash equivalents, end of period	$429	$346

Non-cash investing and financing activities:
Capital lease and debt obligations incurred	$49	$34

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

2. BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report for the year ended December 31, 2008 filed with the SEC on Form 10-K as amended by the Company’s Form 8-K filed on May 7, 2009 which adjusted the historical financial statements to reflect the retrospective adoption of the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20, “Debt with Conversion and Other Options” (“ASC Subtopic 470-20”) (the “Company’s amended Annual Report for the year ended December 31, 2008”). These unaudited condensed consolidated financial statements include the accounts of the Company over which it exercises control. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

Venezuelan Currency Risk

In Venezuela, the official bolivares -U.S. Dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for the Company’s Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas (“CADIVI”) and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in the Company’s Venezuelan subsidiary and a significant increase in the Company’s exchange rate and exchange control risks. The Company cannot predict if and when it will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of receipt of such approval. If the Company elected, or were required, to convert the Company’s Venezuelan subsidiary’s cash balances into U.S. Dollars using unofficial, parallel currency-exchange mechanisms that may be available from time to time, material currency exchange losses would likely be incurred in the period of conversion. Additionally, if the Company further determined that the unofficial parallel rate should be used in

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

the future to measure assets, liabilities and transactions, reported results could be further adversely affected. As of September 30, 2009, approximately $51 (valued at the fixed official rate) of the Company’s cash and cash equivalents were held in Venezuelan bolivars. For the three and nine months ended September 30, 2009, the Company’s Venezuelan subsidiary generated approximately $14 and $42, respectively, of the Company’s consolidated revenue and $6 and $20, respectively, of the Company’s consolidated OIBDA (as defined in Note 10) at the fixed official rate. The official exchange rate is 2.145 bolivars to the U.S. Dollar at September 30, 2009. The estimated exchange rate on the parallel market is between 5.35 and 5.55 bolivars to the U.S. Dollar at September 30, 2009.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year presentation.

In the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008, $2 and $5, respectively, of sales taxes previously netted against “revenue” were reclassified to “selling, general and administrative” expenses to be consistent with the presentation of other similar taxes. Additionally for the three and nine months ended September 30, 2008, $5 and $14, respectively, of costs incurred to operate the GC Impsat Segment data center business, primarily employee-related expenses, were reclassified from “selling, general and administrative” to “real estate, network and operations” as they represent service delivery costs and therefore are more appropriately reported as cost of revenue.

Recently Issued and Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, which created ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) and introduced the ASC as the single source of accounting and reporting standards for nongovernmental entities. Without changing the application of U.S. GAAP at the time of its release, the ASC is a topical reorganization of authoritative U.S. GAAP, which codifies accounting guidance previously categorized in Levels A – D pursuant to guidance formerly prescribed by SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and includes certain guidance issued by the SEC. The provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and require a revision to previously used references to U.S. GAAP but did not otherwise have a material effect on the Company’s unaudited condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 which amends accounting and reporting guidance in ASC Topic 605, “Revenue Recognition” (“ASC Topic 605”), with respect to revenue-generating arrangements with multiple-deliverables. Specifically, the amendments to ASC Topic 605 address how to separate deliverables and how to measure and allocate arrangement consideration to more than one unit of accounting. Currently, revenues from multiple-deliverable arrangements are deferred until all items are delivered unless vendors are able to establish vendor-specific objective evidence or third-party evidence of selling price of undelivered items in such arrangements. In contrast, the amended guidance will require the allocation of overall consideration to separate deliverables using an estimated selling price in the absence of vendor-specific objective evidence or third-party evidence of selling price for separate deliverables. The amendments to ASC Topic 605 are effective prospectively for revenue arrangements entered into or significantly modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the timing and impact of the pending adoption of the amendments to ASC Topic 605 on our consolidated financial statements.

In May 2009, the FASB amended ASC Topic 855, “Subsequent Events” (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The amendments to ASC Topic 855 set forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these amendments to ASC Topic 855, which were effective prospectively for interim and annual periods ending after June 15, 2009, did not have a material effect on the Company’s unaudited condensed consolidated financial statements. In accordance with ASC Topic 855, the Company has evaluated subsequent events through November 4, 2009, the issuance date of these unaudited condensed consolidated financial statements.

In April 2009, the FASB amended ASC Topic 825, “Financial Instruments” (“ASC Topic 825”) to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and to require those disclosures in all interim financial statements. The implementation of these amendments to ASC Topic 825, which were effective for interim reporting periods ending after June 15, 2009, did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In May 2008, the FASB amended ASC Topic 470, “Debt” (“ASC Topic 470”), with respect to debt with conversion and other options to clarify the accounting for convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) and specify that issuers of convertible instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These amendments to ASC Topic 470 were required to be applied on a retrospective basis for financial statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On May 30, 2006, the Company completed a public offering of $144 aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) which are within the scope of these amendments to ASC Topic 470. Accordingly, the Company’s consolidated financial statements as of December 31, 2008 and condensed consolidated financial statements for the three and nine months ended September 30, 2008 have been adjusted to reflect the retrospective application of these amendments.

Upon adoption of these amendments to ASC Topic 470 on January 1, 2009, the Company reclassified $38 of the carrying value of the 5% Convertible Notes to additional paid-in capital. In addition, the cumulative effect of which resulted in an increase to the Company’s accumulated deficit of $17 related to prior period amortization of the debt discount and associated deferred financing fees.

As of September 30, 2009 the principal amount of the liability component, its unamortized discount and its net carrying value were $144, $16 and $128, respectively, while as of December 31, 2008 the principal amount of the liability component, its unamortized discount and its net carrying value were $144, $22 and $122, respectively. The remaining unamortized discount of $16 as of September 30, 2009 will be amortized, using the effective interest rate method, through the maturity of the 5% Convertible Notes on May 15, 2011. As of both September 30, 2009 and December 31, 2008, the carrying amount of the equity component was $38. At September 30, 2009 and December 31, 2008, if the 5% Convertible Notes were converted into shares of the Company’s common stock at a conversion price of $22.98 per share, approximately 6.3 million shares of the Company’s common stock would be issued.

For each of the three and nine months ended September 30, 2009 and 2008, the effective interest rate for the 5% Convertible Notes was 12.75%. For the three months ended September 30, 2009 and 2008, interest expense for the 5% Convertible Notes related to the coupon and the amortization of the debt discount was $4 ($4 after-tax) and $4 ($4 after-tax), respectively, while for the nine months ended September 30, 2009 and 2008, interest expense for the 5% Convertible Notes related to the coupon and the amortization of the debt discount was $12 ($12 after-tax) and $11 ($11 after-tax), respectively.

For the three and nine months ended September 30, 2009, the effect of applying the amendments to ASC Topic 470 with respect to debt with conversion and other options was an increase in the Company’s loss applicable to common shareholders of $2 (or $.03 per basic share) and $6 (or $.10 per basic share), respectively. For the three and nine months ended September 30, 2008, the effect of applying these amendments to ASC Topic 470 was an increase in the Company’s loss applicable to common shareholders of $2 (or $.04 per basic share) and $5 (or $.09 per basic share), respectively.

On January 1, 2009, the Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), related to nonfinancial assets and nonfinancial liabilities on a prospective basis which did not have a material impact on the Company’s consolidated position or results of operations. ASC Topic 820 establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the effective provisions of ASC Topic 820 as related to financial assets and financial liabilities as well as other assets and liabilities carried at fair value on a recurring basis which did not have a material impact on the Company’s consolidated position or results of operations.

In April 2009, the FASB issued amendments to ASC Topic 820 to provide additional guidance for (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and (ii) identifying circumstances that may indicate that a transaction is not orderly. These amendments, which also required additional disclosures regarding fair value measurements in interim and annual reporting periods, were effective for interim and annual periods ending after June 15, 2009. The adoption of these amendments did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In December 2007, the FASB issued new accounting and reporting standards for business combinations, codified in ASC Topic 805, “Business Combinations” (“ASC Topic 805”). The new accounting principles in ASC Topic 805 govern how business acquisitions are accounted for and impact the financial statements of periods prior to and subsequent to the acquisition date. The new guidance in ASC Topic 805 also established new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new accounting principles and reporting requirements for business combinations in ASC Topic 805 became effective for the Company on January 1, 2009 and will be applied prospectively to any potential future transactions.

The new accounting principles and reporting requirements for business combinations also amended ASC Topic 852, “Reorganizations” (“ASC Topic 852”), with respect to financial reporting by entities in reorganization under the bankruptcy code. Prior to adoption, reversal of pre-emergence tax valuation allowances are recorded as a reduction of intangibles to zero and thereafter as additional paid-in-capital. Upon adoption, the reversal of pre-emergence valuation allowances will be recorded as a reduction of tax expense. During the three and nine months ended September 30, 2008 the Company recorded a provision for income taxes and additional paid-in-capital of $2 and $24, respectively, as a result of accounting in accordance ASC Topic 852. The new accounting principles and reporting requirements for business combinations amended ASC Topic 740, “Income Taxes” (“ASC Topic 740”) as well. Prior to adoption, the reversal of valuation allowances recorded in purchase accounting would first reduce goodwill to zero, and then reduce the other acquired non-current intangible assets to zero, and then be reflected in income tax expense. Upon adoption, the reversals of pre-acquisition valuation allowances that do not qualify as a measurement period adjustment are reflected in income tax expense. Lastly, the new guidance nullified the guidance previously found in AICPA Practice Bulletin No. 11, “Accounting for

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

Preconfirmation Contingencies in Fresh Start Reporting,” which required adjustments of preconfirmation contingencies to be separately disclosed in income or loss from continuing operations. Subsequent to adoption, adjustments in income tax contingencies will be recognized in provision for income taxes and non-income tax contingencies in operating income or loss.

In March 2008, the FASB issued enhanced disclosure guidance related to derivatives and hedging activities codified in ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), under which entities must describe: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under ASC Topic 815; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these disclosure requirements, which were effective for both interim and annual reporting periods beginning after November 15, 2008, did not have a material impact on the Company’s condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

3. FINANCING ACTIVITIES

12% Senior Secured Notes

On September 22, 2009, GCL issued $750 in aggregate principal amount of 12% senior secured notes due 2015 (the “12% Senior Secured Notes”) at an issue price of 97.944% of their par value. Interest on the notes accrues at the rate of 12% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year through maturity, commencing on March 15, 2010.

The 12% Senior Secured Notes are guaranteed by all of our direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment and certain other subsidiaries. The obligations of GCL and the guarantors in respect of the notes are senior obligations which rank equal in right of payment with all of their existing and future senior indebtedness. In addition, the 12% Senior Secured Notes are secured by first-priority liens, subject to certain exceptions, on GCL’s and certain of the guarantor’s existing and future assets. These assets generally include the “Specified Tangible Assets” (defined in the notes indenture as cash and cash equivalents, accounts receivable from third parties and property, plant and equipment (other than property, plant and equipment under capital leases and leasehold improvements)) of GCL and the “Grantor Guarantors” organized in “Approved Jurisdictions” (as such terms are defined in the notes indenture). The book value of such “Specified Tangible Assets,” which is relevant for certain calculations under the indenture relating to the incurrence of indebtedness and the making of restricted payments, was $1,230 as of September 30, 2009.

The indenture governing the notes contains covenants that, among other things, limit the Company’s ability and the ability of our subsidiaries (other than those comprising the GCUK Segment) to: (1) incur or guarantee additional indebtedness or issue preferred stock; (2) pay dividends or make other distributions; (3) make certain investments (including investments in the GCUK Segment); (4) enter into arrangements that restrict dividends or other payments to us from our restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of our assets.

The Company used the proceeds from the issuance of the 12% Senior Secured Notes to: (i) repay the Term Loan Agreement in full, together with a 1% prepayment penalty and unpaid interest to but not including the date of repayment (total cost of $348), (ii) purchase all of the GC Impsat Notes validly tendered in a tender offer for such notes, including a consent fee of 5% of the principal amount of those notes tendered by the early withdrawal date (total cost of $237) and (iii) pay the estimated initial purchaser discounts, professional fees and other transactions fees and expenses in connection with the offering. After these costs, the remaining $125 is to be used for general corporate purposes.

Included in other income (expense), net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009 is a charge of approximately $29 recorded in connection with the early extinguishment of the GC Impsat Notes and Term Loan Agreement.

At any time prior to September 15, 2012, the Company may on any one or more occasions redeem up to 35% of the aggregate original principal amount of the 12% Senior Secured Notes at a redemption price of 112% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings by GCL. In addition, on or after September 15, 2012, the Company may redeem all or a part of the 12% Senior Secured Notes at the redemption prices of 106%, 103% or 100% of par during 2012, 2013, and 2014 and thereafter, respectively.

The 12% Senior Secured Notes are not registered under the Securities Act and the initial purchasers agreed to sell the notes only (i) in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and (ii) outside the United States to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. However, we are required to register an identical series of notes with the Securities and Exchange Commission and offer to exchange those registered notes for the notes issued in connection with the initial offering by September 22, 2010, subject to possible extensions under certain circumstances. GCL expects to complete the registration and exchange offer on or before the date specified above. However, in the event of registration default, the Company would be required to pay incremental interest in a maximum possible amount for the period from September 22, 2010 to September 15, 2015 (the maturity date) of $35.

Other Financing Activities

During the nine months ended September 30, 2009, the Company entered into various capital leasing arrangements that aggregated $49 in total leased amount. These agreements have terms that range from 18 to 48 months and implicit interest rates that range from 3.4% to 20.7%, with a weighted average effective interest rate of 9.3%.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

During the nine months ended September 30, 2009, the Company also entered into debt agreements having aggregate principal amount of $6. These agreements have terms that range from 6 to 12 months, $4 of which have variable interest rate based on a spread over the Colombian Fixed Term Deposit Rate and $2 based on a spread over the Brazilian Inter-bank Lending Rate.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, using 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2008 Excess Cash Offer, GCUK made an offer for and purchased approximately $11 in principal amount of the GCUK Notes, plus accrued interest through the purchase date.

If the current year-to-date results were the results for the full year to December 31, 2009, the Company would be obligated to make an Annual Repurchase Offer of $14, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of year-end, and the associated purchases are required to be completed within 150 days after year-end.

4. RESTRUCTURING ACTIVITIES

2007 Restructuring Plans

During 2007, the Company adopted a restructuring plan as a result of the Impsat Fiber Networks, Inc. (“Impsat”) acquisition under which redundant Impsat employees were terminated. As a result, the Company incurred cash restructuring costs of approximately $8 for severance and related benefits, without considering interest. The liabilities associated with this restructuring plan has been accounted for as part of the purchase price of Impsat. As of September 30, 2009 and December 31, 2008, the remaining liability of the restructuring reserve including accrued interest was $6 and $8 respectively, all related to the GC Impsat Segment. In July 2009, the Company settled one claim initiated in October 2007 by a former director and officer of Impsat to be paid out in installments through February 2011.

2006 Restructuring Plan

The Company adopted a restructuring plan as a result of the Fibernet Group Plc (“Fibernet”) acquisition under which redundant Fibernet employees were terminated and certain Fibernet facility lease agreements were terminated or restructured. As a result of these efforts the Company incurred cash restructuring costs of approximately $3 for severance and related benefits in connection with workforce reductions and $4 for real estate consolidation. The liabilities associated with the restructuring plan have been accounted for as part of the purchase price of Fibernet. All amounts incurred for employee separations have been paid and it is anticipated that payment in respect of the restructuring activities for real estate consolidation will continue through 2017. As of September 30, 2009 and December 31, 2008, the remaining liability related to these initiatives was $1 as of each date, all related to the GCUK Segment.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $100 as of September 30, 2009), offset by anticipated receipts from existing and future third-party subleases. As of September 30, 2009, anticipated third-party sublease receipts were $87, representing $39 from subleases already entered into and $48 from subleases projected to be entered into in the future.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the nine months ended September 30, 2009:

Facility Closings

Balance at December 31, 2008	$18
Change in estimated liability	4
Deductions	(6)
Foreign currency impact	2

Balance at September 30, 2009	$18

5. OTHER CURRENT LIABILITIES

	September 30, 2009	December 31, 2008
	(unaudited)

Accrued taxes, including value added taxes in foreign jurisdictions	$101	$94
Accrued payroll, bonus, commissions, and related benefits	58	45
Accrued professional fees	12	12
Accrued interest	21	16
Accrued real estate and related costs	20	15
Accrued capital expenditures	12	10
Current portion of capital lease obligations	57	52
Income taxes payable	13	8
Accrued third party maintenance costs	9	7
Customer deposits	29	33
Other	80	69

Total other current liabilities	$412	$361

6. COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (as adjusted)	2009	2008 (as adjusted)
	(unaudited)		(unaudited)

Net loss	$(73)	$(72)	$(104)	$(232)
Foreign currency translation adjustment	22	(1)	(6)	4
Unrealized derivative gain (loss) on cash flow hedges	—	3	(3)	6

Comprehensive loss	$(51)	$(70)	$(113)	$(222)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

7. LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 and $3, respectively, for each of the three and nine months ended September 30, 2009 and 2008.

Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for each of the three and nine months ended September 30, 2009 and 2008, diluted loss per common share is the same as basic loss per common share.

Diluted loss per share for the three and nine months ended September 30, 2009 and 2008 does not include the effect of the following potential shares, as they are anti-dilutive:

Potential common shares excluded from the calculation of diluted loss per share	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Preferred stock	18,000,000	18,000,000	18,000,000	18,000,000
Employee stock awards	2,010,653	756,129	955,018	730,691

Diluted weighted average number of common shares	20,010,653	18,756,129	18,955,018	18,730,691

Employee stock awards to purchase approximately 1 million shares for $10.16 or $15.39 per share were not included in the dilutive income per share calculation for the nine months ended September 30, 2009 as the exercise price is greater than the average market price per share.

The 5% Convertible Notes which are convertible into approximately 6.3 million shares at a conversion price of $22.98 per share were not included in the dilutive income per share calculation as the conversion price is greater than the average market price per share.

8. CONTINGENCIES

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at September 30, 2009 and December 31, 2008. In accordance with the accounting for contingencies as governed by ASC Topic 450, “Contingencies” (“ASC Topic 450”), the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Further, in accordance with ASC Topic 450 with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has adequate provisions for the following matters, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution or disposition of one or more of these contingencies. The following is a description of the material legal proceedings involving the Company commenced or pending during the nine months ended September 30, 2009.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. On February 22, 2006, AT&T moved the Court to reconsider its decision of February 7, 2006 to the extent that it dismissed claims that arose prior to December 9, 2003. The Company filed its response to the motion on March 6, 2006, requesting that the Court deny the motion. On May 31, 2006, the Court entered an order denying plaintiffs’ motion for reconsideration without prejudice. On April 15, 2008, plaintiffs moved to vacate the stay entered by the Court on the grounds of inaction by the FCC. The Court denied the motion to vacate and the plaintiffs have requested reconsideration. That request is presently pending before the Court. The plaintiffs have also filed a motion for oral argument. Plaintiffs have also filed a motion for oral argument. In an order dated September 25, 2009, the Court ordered the plaintiffs to provide the Court with a status report on all FCC proceedings that relate to the litigation or address the question of the applicability of access charges on VOIP traffic by December 30, 2009 and ordered the parties to submit a case management order by January 8, 2010 in the event that the Court lifts the stay currently governing this proceeding.

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

The Company’s North American network includes capacity purchased from Qwest on an IRU basis. Although the amount of the claim is unstated, an adverse outcome could have an adverse impact on the Company’s ability to utilize large portions of the Company’s North American network. This litigation was stayed against the Company pending the effective date of the Plan of Reorganization, and the plaintiffs’ pre-petition claims against the Company were discharged at that time in accordance with the Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate large portions of its North American network, although it believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which the Company originally purchased this capacity. As part of a global resolution of all bankruptcy claims asserted against the Company by Qwest, Qwest agreed to reaffirm its obligations of defense and indemnity to the Company for the assertions made in this claim. Since then, attempts have been made to settle many of the class action lawsuits that have been pending against Qwest regarding the rights of way issue. In 2002, a proposed settlement was submitted to the U.S. District Court for the Northern District of Illinois and was preliminarily approved by the District Court, but rejected by the Court of Appeals for the Seventh Circuit in 2004. During 2008, the parties to the various class actions reached preliminary agreement to settle all of the pending cases and the parties submitted to the U.S. District Court for Massachusetts a motion for class certification and for approval of the proposed settlement. The District Court granted preliminary approval of the settlement and a number of objections to the settlement have been filed. In a memorandum and order dated September 10, 2009, the District Court concluded that it did not have subject matter jurisdiction over the claims, denied final approval of the settlement and dismissed the case in its entirety. A number of the plaintiff groups have requested the Court to modify its decision.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

Foreign Tax Audit

A tax authority in South America issued a preliminary notice of findings based on certain tax audits for calendar years 2001 and 2002. The examiner’s initial findings took the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. An official assessment of $26, including potential interest and penalties, was issued in 2005. Due to accrued interest and foreign exchange effects the total exposure has increased to $57. The Company challenged the assessment and commenced litigation in September 2006 to resolve its dispute with the tax authority.

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

The parties have agreed to non-binding mediation of their competing administrative claims (including the Company’s claim filed against PCL in its separate bankruptcy case). The parties have completed one day of mediation in early 2008 and have exchanged certain documents in connection with the mediation. In a letter to the Court dated September 4, 2009, PCL’s counsel indicated that the mediation attempts were unsuccessful and requested that the Court place the motions for summary judgment back on the calendar and lift the stay of discovery. In October 2009, the parties agreed to settle this matter, subject to Bankruptcy Court approval. The Company has agreed to pay $6.5 in two equal installments of $3.25. If the Bankruptcy Court approves, the first payment will be made shortly after approval is obtained (anticipated before the end of 2009) and the second is to be made in early 2010. The Company has fully accrued the amount due under the settlement in the condensed consolidated balance sheet at September 30, 2009.

Impsat Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts and unpaid performance bonuses as a result of their separation from Impsat shortly after the acquisition of Impsat by the Company. One such case, initiated by a former director and officer of Impsat in October 2007, was settled in July 2009 (see Note 4 for further information). The asserted claims of the remaining claimants (including accrued interest and attorneys fees) aggregate approximately $24.

The Company has been in negotiations with the remaining claimants over the amount of their claims and other issues arising out of their departure. The status of the legal proceedings brought by these remaining claimants is as follows. In November 2007, a former officer served the Company a complaint claiming damages. The case is now in the evidentiary stage. In July 2008, a former officer commenced formal judicial proceedings on his claim and the Company responded seeking dismissal of the claim based on lack of jurisdiction. Such defense was rejected by the court and the case will now continue. In March 2009, this same former officer served the Company with an additional complaint for damages in another jurisdiction. In July 2009, two additional executives notified us

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

regarding claims for salary differences that they allegedly are entitled to receive and other labor-related claims that they intend to pursue. On September 14, 2009 those two executives notified the Company that, effective as of such date, they considered themselves constructively dismissed due to the Company’s failure to address their claims. Mandatory mediation hearings on each of the claims were held during October and the former employees are now permitted to file a judicial claim. The Company has replied in each case and will continue to defend against these claims.

Buenos Aires Antenna Tax Liability

The Government of the City of Buenos Aires (“GCBA”) established a tax applicable to private companies owning antennas with supporting structures, whether in service or not, in the amount set forth in the annual tariff law for the use of the public and private air space (the “Antenna Fees”).

Since September 2003, the GCBA has periodically notified Impsat of the Antenna Fees which aggregated approximately $56, including interest, and requested payment. Impsat has administratively disputed each of these notifications and in the administrative proceeding questioned the legality and constitutionality of the tax on various grounds, including that: (1) air rights belong to the owner of the underlying private property and GCBA’s charge for use of privately owned air rights is confiscatory and incompatible with the constitutional right of property; (2) Argentine federal telecommunications law exempts the use and occupation of public air space for the purposes of providing public telecommunications service from any charge; (3) the tax that GCBA is trying to impose is excessive and confiscatory; and (4) the GCBA has significantly overstated the number and height of the antennas owned by Impsat that are subject to the tax. No summary collection action has been commenced by GCBA on the unpaid Antenna Fees.

In July 2008, Impsat filed an action in the Argentine Federal Courts in Buenos Aires seeking a declaration that the Antenna Fees are unconstitutional and illegal. In December 2008, the GCBA amended its Fiscal Code and passed a new Tariff Law for 2009 modifying, among other things, the criteria to determine the charges applicable to the antennas structures. Under the new municipal legislation, which took effect in January 2009, the amounts charged for each of the antennas have been significantly reduced with respect to the amounts that the GCBA sought to charge in accordance with the laws that were previously in effect. In addition, the new Tariff Law sets forth a temporary provision which states that, for a limited period of time, the reduced charges may be applied retroactively to settle any existing debts for Antennas Fees that may be currently under dispute, as long as the taxpayer waives or desists from any administrative action or judicial claim that it may be currently pursuing. The Company has made the payments under the new regulations for 2009. In June 2009, the Company contributed less than $1 to a settlement for the claim for the periods (2003 to 2008) as set forth under Tariff law 2009. Pursuant to a municipal resolution, the GCBA confirmed that the receipt that was issued upon the settlement payment operates as a final release certificate covering that time period.

Brazilian Tax Claims

In November 2002 and in October 2004, the Brazilian tax authorities of Parana and Sao Paulo, respectively, issued two tax infraction notices against Impsat for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interest that amount to approximately $9. The notices informed Impsat Brazil that the taxes were levied because a specific document (Declaração de Necessidade—“Statement of Necessity”) was not provided by Impsat Brazil at the time of importation, in breach of MERCOSUR rules. Oppositions were filed on behalf of Impsat Brazil arguing that the Argentine exporter (Corning Cable Systems Argentina S.A.) complied with the MERCOSUR rules. In the case of the Sao Paulo infraction notice, a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to the official compulsory review by the Federal Taxpayers Council. In the case of the Parana infraction notice, an unfavorable administrative decision was granted, and the Company will take available judicial measures to appeal such decision.

In December 2004 and in March 2009, the tax authorities of the State of São Paulo, in Brazil, issued two infraction notices against Impsat Brazil for the collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. Both assessments amount to approximately $20. A defense against the December 2004 assessment was filed on behalf of Impsat Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the State Administrative Court; however, the Company will seek judicial action to remove the tax assessment. A defense against the March 2009 assessment was also filed on behalf of Impsat Brazil, and the final administrative decision is still pending.

In addition, in April 2009, the tax authorities of the State of São Paulo issued an infraction notice against Impsat Brazil for the collection of ICMS supposedly due on the sale of internet access services by comparing such activity to communications services, on which the ICMS state tax is actually levied. This assessment amounts approximately to $7. Defenses were filed on behalf of Impsat Brazil, arguing that the provision of internet access services could not be treated as a communication service subject to ICMS. Final administrative decision is still pending.

The Company believes that there are reasonable grounds to have all of the Brazilian tax assessments cancelled.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

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

On May 18, 2009, the Company moved to appoint a Chapter 11 Trustee. The mediation is ongoing but has thus far been unsuccessful. The customer has claimed that the Company’s representatives at the mediation did not have requisite authority to settle the matter and has moved to have sanctions imposed on the Company. The customer has also asserted that the debts of a possible affiliate should be consolidated with their debts for purposes of determining whether the customer is a small business debtor under the Bankruptcy Code. The Company is opposing both the request for sanctions and the request for consolidation. An evidentiary hearing on the Company’s motion to dismiss the bankruptcy commenced on September 16, 2009 and concluded on September 21, 2009, with post-trial briefs having been filed. The Company cannot predict the outcome of these proceedings.

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

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

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

9. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three and nine months ended September 30, 2009, the Company provided approximately $0.1 and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s majority shareholder and parent company, Singapore Technologies Telemedia Pte. Ltd. (“ST Telemedia”). Further, during the three and nine months ended September 30, 2009, the Company received approximately $1.3 and $3.7, respectively, of collocation services from an affiliate of ST Telemedia. During the three and nine months ended September 30, 2008, the Company provided approximately $0.1 and $0.2, respectively, of telecommunications services to subsidiaries and affiliates of ST Telemedia. Further, during the three and nine months ended September 30, 2008, the Company received approximately $1.4 and $4.3, respectively, of collocation services from an affiliate of ST Telemedia. Additionally, during the three and nine months ended September 30, 2009 and 2008, the Company accrued dividends of $0.9 and $2.7, respectively, related to preferred stock held by affiliates of ST Telemedia.

At September 30, 2009 and December 31, 2008, the Company had approximately $21.9 and $19.1, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other deferred liabilities” in the accompanying condensed consolidated balance sheets.

10. SEGMENT REPORTING

ASC Topic 280, “Segment Reporting” (“ASC Topic 280”), defines operating segments as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision makers (“CODMs”) in deciding how to assess performance and allocate resources. The Company’s CODMs assess performance and allocate resources based on three separate operating segments which management operates and manages as strategic business units: (i) the GCUK Segment; (ii) the GC Impsat Segment; and (iii) the ROW Segment.

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

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Revenues from external customers
GCUK	$120	$155	$345	$465
GC Impsat	127	126	364	353
ROW	396	388	1,176	1,137

Total consolidated	$643	$669	$1,885	$1,955

Intersegment revenues
GCUK	$—	$—	$—	$—
GC Impsat	2	1	6	5
ROW	1	2	5	5

Total	$3	$3	$11	$10

Total segment operating revenues
GCUK	$120	$155	$345	$465
GC Impsat	129	127	370	358
ROW	397	390	1,181	1,142
Less: intersegment revenues	(3)	(3)	(11)	(10)

Total consolidated	$643	$669	$1,885	$1,955

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
OIBDA
GCUK	$25	$37	$69	$109
GC Impsat	44	40	127	98
ROW	22	(7)	63	(36)

Total segments	$91	$70	$259	$171

A reconciliation of OIBDA to income (loss) applicable to common shareholders follows:

	Three Months Ended September 30, 2009 (unaudited)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated

OIBDA	$25	$44	$22	$—	$91
Depreciation and amortization	(18)	(22)	(49)	—	(89)

Operating income (loss)	7	22	(27)	—	2
Interest income	3	2	—	(3)	2
Interest expense	(14)	(8)	(20)	3	(39)
Other expense, net	(8)	(13)	(11)	—	(32)
Provision for income taxes	—	(6)	—	—	(6)
Preferred stock dividends	—	—	(1)	—	(1)

Loss applicable to common shareholders	$(12)	$(3)	$(59)	$—	$(74)

	Three Months Ended September 30, 2008 (as adjusted) (unaudited)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated

OIBDA	$37	$40	$(7)	$—	$70
Depreciation and amortization	(22)	(20)	(42)	—	(84)

Operating income (loss)	15	20	(49)	—	(14)
Interest income	2	1	—	(1)	2
Interest expense	(16)	(9)	(20)	1	(44)
Other income (expense), net	(17)	(9)	1	—	(25)
Gain on preconfirmation contingencies	—	4	1		5
Benefit for income taxes	—	2	2	—	4
Preferred stock dividends	—	—	(1)	—	(1)

Income (loss) applicable to common shareholders	$(16)	$9	$(66)	$—	$(73)

	Nine Months Ended September 30, 2009 (unaudited)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated

OIBDA	$69	$127	$63	$—	$259
Depreciation and amortization	(49)	(63)	(138)	—	(250)

Operating income (loss)	20	64	(75)	—	9
Interest income	6	5	5	(9)	7
Interest expense	(39)	(25)	(58)	9	(113)
Other income (expense), net	17	(1)	(5)	—	11
Provision for income taxes	(1)	(15)	(2)	—	(18)
Preferred stock dividends	—	—	(3)	—	(3)

Income (loss) applicable to common shareholders	$3	$28	$(138)	$—	$(107)

	Nine Months Ended September 30, 2008 (as adjusted) (unaudited)
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated

OIBDA	$109	$98	$(36)	$—	$171
Depreciation and amortization	(65)	(60)	(119)	—	(244)

Operating income (loss)	44	38	(155)	—	(73)
Interest income	6	2	5	(5)	8
Interest expense	(51)	(27)	(63)	5	(136)
Other income (expense), net	(16)	(6)	25	—	3
Gain on preconfirmation contingencies	—	4	5		9
Provision for income taxes	(1)	(15)	(27)	—	(43)
Preferred stock dividends	—	—	(3)	—	(3)

Loss applicable to common shareholders	$(18)	$(4)	$(213)	$—	$(235)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, employees, share and per share information)

(unaudited)

	September 30, 2009	December 31, 2008
	(unaudited)	(as adjusted)
Total Assets
GCUK	$685	$656
GC Impsat	751	693
ROW	1,599	1,369

Total segments	3,035	2,718
Less: Intercompany loans and accounts receivable	(572)	(369)

Total consolidated assets	$2,463	$2,349

	September 30, 2009	December 31, 2008
	(unaudited)
Unrestricted Cash
GCUK	$42	$52
GC Impsat	124	92
ROW	263	216

Total consolidated unrestricted cash	$429	$360

	September 30, 2009	December 31, 2008
	(unaudited)
Restricted Cash
GCUK	$—	$—
GC Impsat	—	—
ROW	20	18

Total consolidated restricted cash	$20	$18

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

	September 30, 2009
	Carrying Amount	Fair Value
	(unaudited)
12% Senior Secured Notes	$735	$788
GCUK Notes	440	423
5% Convertible Notes[1]	128	143
Other debt	32	32
GCUK cross-currency interest rate swap, asset	(1)	(1)

[1]	Carrying amount of 5% Convertible Notes consists of $144 aggregate principal less $16 of unamortized discount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 as amended by our Form 8-K filed on May 7, 2009 which adjusted the historical financial statements to reflect the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20, “Debt with Conversion and Other Options” (“our amended Annual Report for the year ended December 31, 2008”).

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

Risks Related to Liquidity and Financial Resources

•

We face a number of risks related to current global economic conditions and the severe tightening in the global credit markets. Recently, the global economy and capital and credit markets have been experiencing exceptional turmoil and upheaval. Many major economies entered significant recessions in 2008 which continue into 2009. Ongoing concerns about the systemic impact of potential long-term and wide-spread recession, volatile energy costs, geopolitical issues, the availability, cost and terms of credit, consumer and business confidence, substantially increased unemployment and the crisis in the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for both established and emerging economies, including those in which we operate. In the second half of 2008, added concerns fueled by government interventions in financial systems led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions have contributed to economic uncertainty of unprecedented levels. The availability, cost and terms of credit have also been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in many cases cease to provide, credit to businesses and consumers. These factors have led to a substantial and continuing decrease in spending by businesses and consumers, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing debt instruments and to access capital markets and obtain capital lease financing to meet liquidity needs.

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

•

Cost of access represents our single largest expense and gives rise to material current liabilities. We actively manage our working capital through careful attention to our receivables and payables. In the past, certain telecommunications carriers from which we purchase access services demanded that we pay for access services on a more timely basis, which resulted in increased demands on our liquidity. If such demands were to continue to a greater degree than anticipated, or if access vendors were to insist on significant deposits to secure our access payment obligations, we could be prevented from meeting our cash flow projections and our long-term liquidity requirements. The current downturn in the world economy and tightening of global credit markets could cause access vendors to insist upon more timely payment or the provision of security deposits.

•

The covenants in our major debt instruments limit our financial and operational flexibility. Such debt instruments generally contain covenants and events of default that are customary for high-yield debt facilities, including limitations on additional indebtedness and preferred stock; dividend and other payments to holders of equity and subordinated debt; investments or other restricted payments; asset sales, consolidations, and mergers; liens; and transactions with affiliates. These covenants impose significant restrictions on the ability of entities in our ROW and GC Impsat Segments from making intercompany funds transfers to entities in our GCUK Segment and vice versa. Additionally, the certificate of designations governing our 2% cumulative preferred shares require the holder’s approval for certain major corporate actions of us and/or our subsidiaries.

•

Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial flexibility. Legal restrictions arising out of our international corporate structure include foreign exchange controls on the expatriation of funds that are particularly prevalent in Latin America. These restrictions limit the availability of our consolidated cash resources for intercompany funding purposes and reduce our financial flexibility.

•

We cannot predict our future tax liabilities. If we become subject to increased levels of taxation or if tax contingencies are resolved adversely, our results of operations could be adversely affected.

•

GCL and its Bermuda incorporated subsidiaries have received an exemption, until March 2016, from the imposition of income and similar taxes under Bermuda law, although such exemption does not apply to Bermuda residents or to taxes payable in relation to land leased in Bermuda. There can be no assurance that such exemption will extend beyond 2016.

•

We and certain of our subsidiaries are Bermuda-based companies, and we believe that a significant portion of our income will not be subject to tax in Bermuda, which currently has no corporate income tax, or in other countries in which we conduct activities or in which our customers are located, including the United States and the United Kingdom. This belief is based on our current tax position in the countries in which we have assets or conduct activities. This position is subject to review and possible challenge by taxing authorities and to possible changes in law that may have a retroactive effect. In addition, tax legislation and regulations are proposed from time to time in various jurisdictions, which, if adopted, could have a material adverse effect on our results of operations. For example, in December 2006, the U.S. Department of the Treasury finalized regulations with respect to the source of international and other types of communications income. The regulations as adopted could, under certain circumstances, subject us to U.S. withholding tax on a significant portion of our income, possibly even if we are not found to have engaged in a trade or business within the United States or to have had an office or other fixed place of business in the United States.

•

Certain North American and European hourly and salaried employees are covered by our defined benefit pension plans, which have been frozen to new employees. Due to the significant market downturn during 2008, the funded status of our pension plans has declined and actual asset returns were below the assumed rate of return used to determine pension expense. As of December 31, 2008, our pension plans were underfunded by approximately $17 million, of which $4 million is attributable to participants of the plans and is therefore not a liability of GCL. If plan assets continue to perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows from operations, decrease borrowing capacity and increase interest expense.

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

•	We may not be able to retain our key management personnel or attract additional skilled management personnel.

•

While capital expenditures have remained relatively stable at levels significantly below those prevailing prior to our bankruptcy reorganization, such levels may not be sustainable in the future, particularly as our business continues to grow. Our ability to fund future capital expenditures may be limited by our ability to generate sufficient cash flow, including raising any necessary financings.

•	Intellectual property and proprietary rights of others could prevent us from using necessary technology.

•	We may not be successful in making or integrating acquisitions with our business or may not be able to realize the benefits we anticipate from such acquisitions.

•

We have substantial international operations and face political, legal, tax, regulatory and other risks from our operations in foreign jurisdictions. In addition, we lease capacity and obtain services from carriers in those and other regions. These risks have increased significantly as a result of our acquisition of the Latin American operations of Impsat.

•

We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that the Company, its employees and agents comply with the FCPA, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. In May 2007, we acquired Impsat, which was also subject to the FCPA prior to the acquisition. As described in “Additional Information Regarding Impsat” in Item 4 below, the facts developed in our review of certain payments made by Impsat employees to government officials and foreign government proceedings concerning Impsat personnel show that: first, although Impsat had policies in place prior to the May 9, 2007 acquisition relating to FCPA compliance and contracting with third-party agents, those policies were not implemented; second, Impsat’s documentation relating to third-party agents and certain government contracts was not sufficient; and third, the corporate environment at Impsat did not reflect a sufficient focus by senior management on promotion of, and compliance by the Company with, these policies. We conducted a review of certain agents, government contracts, and potential unauthorized payments in Latin American countries. That review is now substantially complete. We have also brought these matters to the attention of government authorities in the U.S, including the Securities and Exchange Commission, which has commenced a preliminary inquiry into the matter. We are cooperating with that inquiry which may result in legal action. At this point we are unable to predict the duration, scope or result of that inquiry. Failure to comply with the FCPA and other laws governing the conduct of business with government entities (including local laws) could lead to criminal and civil penalties and other remedial measures (including further changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions), any of which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and results of operations. Furthermore, any remediation measures we take in response to such potential or alleged violations by Impsat or other acquired businesses of the FCPA or other anti-corruption laws, including any necessary changes or enhancements to our procedures, policies, and controls and potential personnel changes and/or disciplinary actions, may adversely impact our business, financial condition and results of operations.

•

We are exposed to significant currency transfer restrictions and currency exchange rate risks and our net loss may suffer due to currency translations. Many of our current and prospective customers derive their revenues in currencies other than U.S. Dollars but are invoiced by us in U.S. Dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. Dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. Dollars. In either event, the affected customers may not be able to pay us in U.S. Dollars. In addition, where we issue invoices for our services in currencies other than U.S. Dollars, our net loss may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. Dollar and we cannot or do not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies relative to the U.S. Dollar could adversely affect our ability to market our services to customers whose revenues are denominated in those currencies. From September 2008 until February 2009, the U.S. Dollar appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. Although exchange rates have since moderated, significant appreciation of the U.S. Dollar adversely impacts our consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

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

•

In Venezuela, the official bolivares -U.S. Dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited due to the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas (“CADIVI”) and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks. We cannot predict if and when we will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of such approval. If we elected, or were required, or elected, to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars using unofficial, parallel currency-exchange mechanisms that may be available from time to time, material currency exchange losses would likely be incurred in the period of conversion. Additionally, if we further determined that the unofficial parallel rate should be used in the future to measure assets, liabilities and transactions, reported results could be further adversely affected. As of September 30, 2009, approximately $51 million (valued at the fixed official rate) of our cash and cash equivalents were held in Venezuelan bolivars. For the three and nine months ended September 30, 2009, our Venezuelan subsidiary generated approximately $14 million and $42 million, respectively, of our consolidated revenue and $6 million and $20 million, respectively, of our consolidated OIBDA at the fixed official rate. The official exchange rate is 2.145 bolivars to the U.S. Dollar at September 30, 2009. The estimated exchange rate on the parallel market is between 5.35 and 5.55 bolivars to the U.S. Dollar at September 30, 2009.

•

Economic and political conditions in Latin America pose numerous risks to our operations. As a result of the completion of our acquisition of Impsat, our business operations in the Latin American region increased significantly and currently constitute a material portion of our business. Any changes to the political and economic conditions in certain Latin American countries could materially and adversely impact our future business, operations, financial condition and results of operations. For example, in January 2007, the Venezuelan National Assembly issued an Enabling Law allowing the President of Venezuela to carry out the nationalization of certain businesses in the electricity and energy sectors, as well as Venezuela’s largest telecommunications company, Compañía Anónima Nacional Teléfonos de Venezuela (“CANTV”). CANTV was nationalized in the same year. A statement from the Venezuelan minister of telecommunications and director of the Comisión Nacional de Telecomunicaciones, the country’s telecommunications regulatory authority, has indicated that the nationalization of CANTV does not imply the nationalization of the telecommunications sector as a whole. However, there can be no assurance that such nationalization plans will not also extend to other businesses in the telecommunications sector, including our business.

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

•	Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

•	Failure to develop and introduce new services could affect our ability to compete in the industry.

•	Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

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

•

A large number of freely tradable shares of our common stock were paid to employees in 2009 in connection with incentive compensation arrangements, and sales of such shares could significantly affect the market value of our common stock, particularly in the short term.

Other Risks

•

We are exposed to significant legal proceedings and contingent liabilities, including those related to Impsat and the unprofitable sales contract discussed above under the heading “Customer Bankruptcy Claim” in Note 8 to our accompanying unaudited condensed consolidated financial statements, that could result in material losses above what we have reserved for and could entail significant expense to defend.

•	Our real estate restructuring reserve represents a material liability, the calculation of which involves significant estimation.

For a more detailed description of many of these risks and important additional risk factors, see Item 1A, “Business—Cautionary Factors That May Affect Future Results,” in our amended annual report for the year ended December 31, 2008.

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

Third Quarter 2009 Highlights

During the third quarter of 2009, we issued $750 million in aggregate principal amount of 12% Senior Secured Notes due 2015 (the “12% Senior Secured Notes”). We used the proceeds from this issuance: (i) to repay the Term Loan Agreement in full, together with a prepayment penalty and unpaid interest (total cost of $348 million); (ii) to purchase all of the GC Impsat Notes validly tendered in a tender offer for such notes, including a consent fee (total cost of $237 million); and (iii) to pay the estimated initial purchaser discounts, professional fees and other transaction fees and expenses in connection with the offering. After these costs, the remaining $125 million is to be used for general corporate purposes. See below in this Item 2 under “Liquidity and Capital Resources” for further information related to the notes offering and associated use of proceeds.

Revenue from our enterprise, carrier data and indirect sales channel, which is the primary focus of our business strategy, decreased $9 million, or 2%, to $553 million in the third quarter of 2009 compared to $562 million in the same period in 2008. This decrease was primarily due to $32 million of adverse foreign currency movements in the three months ended September 30, 2009 compared with the same period of 2008. This decrease was partially offset by additional enterprise, carrier data and indirect channel sales.

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

Certain of our accounting policies are deemed “critical,” as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our amended annual report for the year ended December 31, 2008. Management believes that there have been no significant changes regarding our critical accounting policies since such time.

During the second quarter of 2009 we performed our annual impairment review of the goodwill acquired as part of the Impsat acquisition on May 9, 2007 in accordance with ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC Topic 350”). The impairment review compared the fair value of the reporting units, using a discounted cash flow analysis, to their carrying values, including allocated goodwill. As the fair value of all reporting units exceeded the carrying values, including allocated goodwill, no impairment exists. Calculating future net cash flows expected to be generated by the reporting units involves significant assumptions, estimation and judgment. The estimation involves, but is not limited to, industry trends, including pricing, estimated long term revenue, revenue growth, operating expenses, capital expenditures, discount rates, and expected periods the assets will be utilized.

New Accounting Pronouncements

In May 2008, the FASB amended ASC Topic 470, “Debt” (ASC Topic 470) with respect to debt with conversion and other options to clarify the accounting for convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) and specify that issuers of convertible instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These amendments to ASC Topic 470 were required to be applied on a retrospective basis for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On May 30, 2006, we completed a public offering of $144 million aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) which are within the scope of these amendments to ASC Topic 470. Accordingly, our condensed consolidated financial statements for the three and nine months ended September 30, 2008 have been adjusted to reflect the retrospective application of these amendments.

Upon adoption of these amendments to ASC Topic 470 on January 1, 2009, we reclassified $38 million of the carrying value of the 5% Convertible Notes to additional paid-in capital. In addition, the cumulative effect of this adoption resulted in an increase to our accumulated deficit of $17 million related to prior period amortization of the debt discount and associated deferred financing fees.

As of September 30, 2009 the principal amount of the liability component, its unamortized discount and its net carrying value were $144 million, $16 million and $128 million, respectively, while as of December 31, 2008 the principal amount of the liability component, its unamortized discount and its net carrying value were $144 million, $22 million and $122 million, respectively. The remaining unamortized discount of $16 million as of September 30, 2009 will be amortized, using the effective interest rate method, through the maturity of the 5% Convertible Notes on May 15, 2011. As of both September 30, 2009 and December 31, 2008, the carrying amount of the equity component was $38 million. At September 30, 2009 and December 31, 2008, if the 5% Convertible Notes were converted into shares of our common stock at a conversion price of $22.98 per share, approximately 6.3 million shares of our common stock would be issued.

For each of the three and nine months ended September 30, 2009 and 2008, the effective interest rate for the 5% Convertible Notes was 12.75%. For the three months ended September 30, 2009 and 2008, interest expense for the 5% Convertible Notes related to the coupon and the amortization of the debt discount was $4 million ($4 million after-tax) and $4 million ($4 million after-tax), respectively, while for the nine months ended September 30, 2009 and 2008, interest expense for the 5% Convertible Notes related to the coupon and the amortization of the debt discount was $12 million ($12 million after-tax) and $11 million ($11 million after-tax), respectively.

For the three and nine months ended September 30, 2009, the effect of applying the amendments to ASC Topic 470 with respect to debt with conversion and other options was an increase in our loss applicable to common shareholders of $2 million (or $.03 per basic share) and $6 million (or $.10 per basic share), respectively. For the three and nine months ended September 30, 2008, the effect of applying the amendments to ASC Topic 470 with respect to debt with conversion and other options was an increase in our loss applicable to common shareholders of $2 million (or $.04 per basic share) and $5 million (or $.09 per basic share), respectively.

See Note 2, “Basis of Presentation” to our unaudited condensed consolidated financial statements for a full description of other recently issued and recently adopted accounting pronouncements including the date of adoption and effects on our results of operations and financial position, where applicable.

Unaudited results of operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008:

Consolidated Results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008 (as adjusted)	$ Increase/ (Decrease)	% Increase/ (Decrease)	2009	2008 (as adjusted)	$ Increase/ (Decrease)	% Increase/ (Decrease)
		(in millions)				(in millions)
Revenue	$643	$669	$(26)	(4)%	$1,885	$1,955	$(70)	(4)%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(288)	(310)	(22)	(7)%	(859)	(915)	(56)	(6)%
Real estate, network and operations	(106)	(114)	(8)	(7)%	(301)	(334)	(33)	(10)%
Third party maintenance	(26)	(28)	(2)	(7)%	(77)	(83)	(6)	(7)%
Cost of equipment and other sales	(23)	(25)	(2)	(8)%	(68)	(71)	(3)	(4)%

Total cost of revenue	(443)	(477)			(1,305)	(1,403)

Gross margin	200	192			580	552
Selling, general and administrative	(109)	(122)	(13)	(11)%	(321)	(381)	(60)	(16)%
Depreciation and amortization	(89)	(84)	5	6%	(250)	(244)	6	2%

Operating income (loss)	2	(14)			9	(73)
Other income (expense):
Interest income	2	2	—	NM	7	8	(1)	(13)%
Interest expense	(39)	(44)	(5)	(11)%	(113)	(136)	(23)	(17)%
Other income (expense), net	(32)	(25)	7	28%	11	3	8	267%

Loss before preconfirmation contingencies and benefit (provision) for income taxes	(67)	(81)			(86)	(198)
Net gain on preconfirmation contingencies	—	5	(5)	(100)%	—	9	(9)	(100)%

Loss before benefit (provision) for income taxes	(67)	(76)			(86)	(189)
Benefit (provision) for income taxes	(6)	4	10	250%	(18)	(43)	(25)	(58)%

Net loss	(73)	(72)			(104)	(232)
Preferred stock dividends	(1)	(1)	—	NM	(3)	(3)	—	NM

Loss applicable to common shareholders	$(74)	$(73)			$(107)	$(235)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue.

	Three Months Ended September 30,		$ Increase/	% Increase/	Nine Months Ended September 30,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
		(in millions)				(in millions)
Enterprise, carrier data and indirect sales channel	$553	$562	$(9)	(2)%	$1,602	$1,628	$(26)	(2)%
Carrier voice	89	106	(17)	(16)%	281	324	(43)	(13)%
Other	1	1	—	NM	2	3	(1)	(33)%

Consolidated revenues	$643	$669	$(26)	(4)%	$1,885	$1,955	$(70)	(4)%

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

Our consolidated revenue decreased in the three and nine months ended September 30, 2009 compared with the same periods in 2008 primarily due to: (i) adverse foreign currency movements; (ii) a decline in our carrier voice business; and (iii) the conclusion of the Camelot network contract in the United Kingdom. Revenue in the three and nine months ended September 30, 2009 compared with the same periods in 2008 included $4 million and $12 million, respectively, for a customer buyout of certain long term obligations under an existing contract.

The appreciation of the U.S. Dollar against foreign currencies, primarily British Pound Sterling, the Euro and the Brazilian Real, adversely impacted revenue during the three and nine months ended September 30, 2009 compared with the same periods in 2008 by approximately $33 million and $154 million, respectively. Carrier voice revenue decreased in the three and nine months ended September 30, 2009 compared with the same periods in 2008, as we continue to manage the business to achieve specific margin targets. We expect carrier voice revenue to decline by more than 10% as compared to the prior year. The Camelot network contract attrition negatively impacted revenue by approximately $13 million and $38 million, respectively, for the three and nine months ended September 30, 2009 compared with the same periods in 2008.

Despite the reductions noted above, our revenue reflected strong demand for our IP Virtual Private Network (“VPN”), enterprise voice and data center services. Our sales order levels are a key indicator of continuing strength in customer demand for our services. The average monthly estimated gross value for sales orders was $3.4 million in the three months ended September 30, 2009, compared with $3.6 million in the three months ended June 30, 2009. This metric is used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired, and they exclude the effects of the replacement of existing services with new services, credits and attrition (defined as customer disconnects, price reductions on contract renegotiations and customer usage declines). Other key metrics used by management are revenue attrition and pricing trends for products in our enterprise, carrier data and indirect sales channel. Revenue attrition in the third quarter of 2009 was slightly higher than our recent historical average (excluding the impact of the Camelot network contract attrition) and we do not believe this represents a material change. Revenue attrition generally results from market dynamics and not customer dissatisfaction. Pricing for our VPN and managed services products has continued to decline at a relatively modest rate over the last few quarters, while pricing for specific data products such as high-speed transit and capacity services (specifically internet access arrangements used by content delivery and broadband service providers) has continued to decline at a greater rate.

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

Cost of Access.

	Three Months Ended September 30,		$ Increase/	% Increase/	Nine Months Ended September 30,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
		(in millions)				(in millions)
Enterprise, carrier data and indirect sales channel	$214	$216	$(2)	(1)%	$609	$631	$(22)	(3)%
Carrier voice	74	94	(20)	(21)%	250	284	(34)	(12)%

Consolidated cost of access	$288	$310	$(22)	(7)%	$859	$915	$(56)	(6)%

Cost of access decreased in the three and nine months ended September 30, 2009 compared with the same periods in 2008. The decreases in our consolidated cost of access were primarily driven by beneficial foreign currency movements in the three and nine months ended September 30, 2009 compared with the same periods in 2008 which favorably impacted our consolidated cost of access expense by $10 million and $46 million, respectively, with favorable currency impacts across all of our segments. Also, our cost of access decreased due to lower carrier voice sales revenue and our cost reduction initiatives to optimize access network costs and effectively lower unit prices. Lastly, we experienced declines in our cost of access as a result of the Camelot network attrition. Cost of access in the three and nine months ended September 30, 2009 included a $6 million reduction due to a favorable regulatory ruling related to access charges in the UK. While the favorable regulatory ruling is subject to a 60 day appeal period, we have received a credit note from the vendor and do not expect any significant adjustments.

Real Estate, Network and Operations. Real estate, network and operations decreased in the three and nine months ended September 30, 2009 compared with the same periods in 2008 primarily due to: (i) $8 million and $33 million, respectively, of beneficial foreign currency movements and (ii) $5 million and $16 million, respectively, of lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2009. These decreases were partially offset in the three and nine months ended September 30, 2009 compared to the same periods in 2008 by: (i) a $6 million and $13 million, respectively, increase in real estate costs driven by a $5 million retroactive property tax assessment ($3 million and $2 million, respectively, included in our GCUK and ROW Segments) for the cumulative period of December 2006 to June 2009 in the UK as well as higher rent and utilities; and (ii) $3 million and $8 million, respectively, of higher employee-related costs due to higher average headcount in 2009 (although current headcount levels are lower than headcount levels at the end of 2008) and severance charges related to workforce management actions in the three and nine months ended September 30, 2009. We are contesting the retroactive property tax assessment.

Third Party Maintenance. Third party maintenance decreased in the three and nine months ended September 30, 2009 compared with the same periods in 2008 primarily due to beneficial foreign currency movements of $2 million and $7 million, respectively.

Cost of Equipment and Other Sales. Cost of equipment and other sales decreased in the three months ended September 30, 2009 compared with the same period in 2008 primarily due to $3 million of beneficial foreign currency movements. Cost of equipment and other sales decreased in the nine months ended September 30, 2009 compared with the same period in 2008 primarily due to $15 million beneficial foreign currency movements, partially offset by higher equipment sales and professional services costs.

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

The decreases in SG&A in the three and nine months ended September 30, 2009 compared with the same periods in 2008 were primarily due to: (i) $8 million and $33 million, respectively, of beneficial foreign currency movements; (ii) $3 million and $9 million, respectively, of lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2009; and (iii) decreases in other expenses of $5 million and $13 million, respectively, primarily due to lower travel, advertising and other costs as a result of cost savings initiatives.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of property and equipment, including assets recorded under capital leases, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in the three and nine months ended September 30, 2009 compared with the same periods in 2008 primarily due to an increased asset base as a result of fixed asset additions, including assets recorded under capital leases, partially offset by beneficial foreign exchange movements.

Interest Expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities, amortization of deferred finance costs and interest on late payments to vendors. The decreases in interest expense in the three and nine months ended September 30, 2009 compared with the same periods in 2008 were primarily results of: (i) lower interest related to our pound sterling denominated GCUK Notes due to beneficial foreign currency movements; (ii) lower interest on our repurchased Senior Secured Term Loans due to lower LIBOR rates and their early retirement in the third quarter of 2009; and (iii) lower interest related to other miscellaneous debt and late payments to vendors.

Other Income (Expense), net. Other income (expense), net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. Other expense, net increased in the three months ended September 30, 2009 compared with the same period in 2008 primarily as a result of recording a $29 million loss in the third quarter of 2009 on the early extinguishment of the GC Impsat Notes and the Senior Secured Term Loans. The increase in other expense, net in the three months ended September 30, 2009 compared with the same period in 2008 was partially offset by lower foreign exchange losses recorded in the three months ended September 30, 2009 as compared to the same period in 2008.

Other income, net increased in the nine months ended September 30, 2009 compared with the same period in 2008 primarily as a result of recording higher foreign exchange gains in the nine months ended September 30, 2009 compared with the same period of the prior year. The increase in other income, net in the nine months ended September 30, 2009 compared with the same period in 2008 was partially offset by recording a $29 million loss on the early extinguishment of debt discussed above.

Provision for Income Taxes. The increase in the provision for income taxes in the three months ended September 30, 2009 compared with the same period in 2008 was primarily due to foreign exchange movements which reduced income before income taxes in certain jurisdictions during the three months ended September 30, 2008.

The decrease in the provision for income taxes in the nine months ended September 30, 2009 compared with the same period in 2008 was primarily due to the adoption on January 1, 2009 of new accounting and reporting standards for business combinations, codified as ASC Topic 805, which amended the accounting for the reversal of valuation allowances associated with pre-emergence and pre-acquisition deferred tax assets. Prior to the adoption, the benefit for the reversal of valuation allowances on pre-emergence and pre-acquisition deferred tax assets were recorded as additional paid in capital and a reduction of goodwill, respectively. Subsequent to the adoption, these benefits are now recorded as a reduction in the tax provision. During the three and nine months ended September 30, 2008, we recorded $2 million and $24 million non-cash tax provision related to these benefits.

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

GCUK Segment

Revenue

	Three Months Ended September 30,		$ Increase/	% Increase/	Nine Months Ended September 30,		$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)	2009	2008	(Decrease)	(Decrease)
		(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$117	$152	$(35)	(23)%	$337	$456	$(119)	(26)%
Carrier voice	3	3	—	NM	8	9	(1)	(11)%

	$120	$155	$(35)	(23)%	$345	$465	$(120)	(26)%

Revenue for our GCUK Segment decreased in the three and nine months ended September 30, 2009 compared with the same periods of 2008 primarily as a result of currency movements which adversely affected GCUK Segment revenue by $21 million and $98 million, respectively. In addition, we experienced declines in the three and nine months ended September 30, 2009 compared with the same periods of 2008 of $13 million and $38 million, respectively, in our GCUK Segment revenue as a result of the conclusion of the Camelot network contract. The decreases in our GCUK Segment revenue were moderated by strong demand for broadband lease and IP services.

Despite current economic conditions, GCUK continues to see strong demand for its broadband lease and IP services and as a result continues to win new business. Many government agencies and enterprises continue to refresh their more traditional technologies and take advantage of converged IP services. However, the telecommunications market in the UK remains highly competitive. One of GCUK’s principal customer relationships in the period to December 31, 2008 was with Camelot, the current holder of the license to operate the UK National Lottery. Camelot had deployed a landline-based ISDN network provided by us in relation to the operation of the UK National Lottery. On October 9, 2007, Camelot announced its intention to replace its existing landline-based ISDN network with a broadband satellite communications network to be supplied by another service provider. Camelot has completed the migration of the network. Revenue from our relationship with Camelot was nil million and $1 million for the three and nine months ended September 30, 2009, respectively, and $13 million and $39 million for the three and nine months ended September 30, 2008, respectively.

OIBDA

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
		(in millions)				(in millions)

GCUK
OIBDA	$25	$37	$(12)	(32)%	$69	$109	$(40)	(37)%

OIBDA in the GCUK Segment decreased in the three and nine months ended September 30, 2009 compared with the same periods of 2008 primarily as a result of: (i) $4 million and $24 million, respectively, of adverse foreign currency movements; (ii) the revenue declines in the three and nine months ended September 30, 2009 compared with the same periods of 2008 of $13 million and $38 million, respectively, as a result of the conclusion of the Camelot network contract; (iii) a $3 million retroactive property tax assessment as discussed above and (iv) higher cost of equipment and other professional services costs. These decreases in GCUK Segment OIBDA were moderated by: (i) increased demand for IP services; (ii) lower cost of access driven by a $6 million favorable regulatory ruling, and the conclusion of the Camelot network contract; and (iii) lower third party maintenance resulting from the re-negotiation of certain contracts.

GC Impsat Segment

Revenue

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
		(in millions)				(in millions)

GC Impsat
Enterprise, carrier data and indirect sales channel	$125	$123	$2	2%	$355	$346	$9	3%
Carrier voice	2	3	(1)	(33)%	9	7	2	29%
Intersegment revenues	2	1	1	100%	6	5	1	20%

	$129	$127	$2	2%	$370	$358	$12	3%

Revenue for our GC Impsat Segment increased in the three and nine months ended in September 30, 2009 compared to the same periods of 2008 primarily due to strong demand for broadband lease and data center products. These increases in our GC Impsat Segment revenue were partially offset by adverse foreign currency movements which reduced GC Impsat Segment revenue in the three and nine months ended in September 30, 2009 compared to the same periods of 2008 by $8 million and $39 million, respectively.

OIBDA

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
		(in millions)				(in millions)

GC Impsat
OIBDA	$44	$40	$4	10%	$127	$98	$29	30%

OIBDA in the GC Impsat Segment increased in the three and nine months ended September 30, 2009 compared with the same periods of 2008 primarily as a result of strong demand for broadband lease, data center and IP VPN data products. This increase was partially offset by: (i) higher third party maintenance; and (ii) higher access charges in the year-to-date comparison periods resulting from increased sales. In addition, real estate, network and operations costs and SG&A expenses were higher between all periods primarily due to higher employee related costs, driven by higher average headcount, partially offset by lower professional fees and annual employee incentive compensation. In addition, adverse foreign currency movements decreased OIBDA by $2 million and $10 million, respectively, in the three and nine months ended September 30, 2009 compared with the same periods of 2008.

ROW Segment

Revenue

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
		(in millions)				(in millions)

ROW
Enterprise, carrier data and indirect sales channel	$311	$287	$24	8%	$910	$826	$84	10%
Carrier voice	84	100	(16)	(16)%	264	308	(44)	(14)%
Other	1	1	—	NM	2	3	(1)	(33)%
Intersegment revenues	1	2	(1)	(50)%	5	5	—	NM

	$397	$390	$7	2%	$1,181	$1,142	$39	3%

Revenue for our ROW Segment increased in the three and nine months ended September 30, 2009 compared with the same periods of 2008 primarily as a result of strong demand for our higher margin enterprise voice services, collaboration services and IP VPN data products in our enterprise, carrier data and indirect sales channel. The increases in ROW Segment revenue were partially offset by: (i) adverse currency movements in the three and nine months ended September 30, 2009 compared with the same periods of 2008, which reduced ROW Segment revenue by $4 million and $17 million, respectively; and (ii) a decline in carrier voice revenue. Carrier voice revenue decreased in the three and nine months ended September 30, 2009 compared with the same periods in 2008, as we continue to manage the business to optimize margin performance. We expect carrier voice revenue to decline by more than 10% as compared to the prior year. Revenue in the three and nine months ended September 30, 2009 compared with the same periods in 2008 included $4 million and $12 million, respectively, for a customer buyout of certain long term obligations under an existing contract.

OIBDA

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2009	2008
		(in millions)				(in millions)

ROW
OIBDA	$22	$(7)	$29	NM	$63	$(36)	$99	275%

OIBDA in our ROW Segment improved in the three and nine months ended September 30, 2009 compared with the same periods of 2008 primarily as a result of: (i) $4 million and $14 million, respectively, of beneficial foreign currency movements; (ii) increased revenue due to: (a) strong demand for our higher margin enterprise voice services, collaboration services and IP VPN data products in our enterprise, carrier data and indirect sales channel; and (b) a customer buyout of certain long term obligations under an existing contract in the three and nine months ended September 30, 2009 of $4 million and $12 million, respectively; and (iii) lower costs for our real estate, network and operations and SG&A expenses. The lower real estate, network and operations costs and SG&A expenses resulted primarily from lower employee-related expenses and other costs, including advertising and travel. The lower employee-related expenses were driven by: (a) lower average headcount and (b) lower annual employee incentive compensation. The improvements in ROW Segment OIBDA in the three and nine months ended September 30, 2009 compared with the same periods of 2008 were partially offset by a $2 million retroactive property tax assessment described above. In addition, the improvements in ROW Segment OIBDA in the nine months ended September 2009 as compared to the same period of the prior year was partially offset by higher third party maintenance resulting from an increase in non-recurring maintenance.

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

There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Furthermore, we cannot provide any assurances that ongoing adverse general economic conditions will not have a material adverse impact on our future operations and cash flows.

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

On September 22, 2009, we issued $750 million in aggregate principal amount of 12% senior secured notes due 2015 (the “12% Senior Secured Notes”) at an issue price of 97.944% of their par value. Interest on the notes accrues at the rate of 12% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year through maturity, commencing on March 15, 2010.

The 12% Senior Secured Notes are guaranteed by all of our direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment and certain other subsidiaries. The obligations of GCL and the guarantors in respect of the notes are senior obligations which rank equal in right of payment with all of their existing and future senior indebtedness. In addition, the 12% Senior Secured Notes are secured by first-priority liens, subject to certain exceptions, on GCL’s and certain of the guarantor’s existing and future assets. These assets generally include the “Specified Tangible Assets” (defined in the notes indenture as cash and cash equivalents, accounts receivable from third parties and property, plant and equipment (other than property, plant and equipment under capital leases and leasehold improvements)), of GCL and the “Grantor Guarantors” organized in “Approved Jurisdictions” (as such terms are defined in the notes indenture). The book value of such “Specified Tangible Assets,” which is relevant for certain calculations under the indenture relating to the incurrence of indebtedness and the making of restricted payments, was $1.230 billion as of September 30, 2009.

The indenture governing the notes contains covenants that, among other things, limit the Company’s ability and the ability of our subsidiaries (other than those comprising the GCUK Segment) to: (1) incur or guarantee additional indebtedness or issue preferred stock; (2) pay dividends or make other distributions; (3) make certain investments (including investments in the GCUK Segment); (4) enter into arrangements that restrict dividends or other payments to us from our restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of our assets.

We used the proceeds from the issuance of the 12% Senior Secured Notes to: (i) repay the Term Loan Agreement in full, together with a 1% prepayment penalty and unpaid interest to but not including the date of repayment (total cost of $348 million), (ii) purchase all of the GC Impsat Notes validly tendered in a tender offer for such notes, including a consent fee of 5% of the principal amount of those notes tendered by the early withdrawal date (total cost of $237 million) and (iii) pay the estimated initial purchaser discounts, professional fees and other transactions fees and expenses in connection with the offering. After these costs, the remaining $125 million is to be used for general corporate purposes.

Included in other income (expense), net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009 is a charge of approximately $29 million recorded in connection with the early extinguishment of the GC Impsat Notes and Term Loan Agreement.

At any time prior to September 15, 2012, we may on any one or more occasions redeem up to 35% of the aggregate original principal amount of the 12% Senior Secured Notes at a redemption price of 112% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings by GCL. In addition, on or after September 15, 2012, the Company may redeem all or a part of the 12% Senior Secured Notes at the redemption prices of 106%, 103% or 100% of par during 2012, 2013, and 2014 and thereafter, respectively.

The 12% Senior Secured Notes are not registered under the Securities Act and the initial purchasers agreed to sell the notes only (i) in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and (ii) outside the United States to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. However, we are required to register an identical series of notes with the Securities and Exchange Commission and to offer to exchange those registered notes for the notes issued in connection with the initial offering by September 22, 2010, subject to possible extensions under certain circumstances. GCL expects to complete the registration and exchange offer on or before the date specified above. However, in the event of registration default, the maximum possible interest payable in the period from September 22, 2010 to September 15, 2015 (the maturity date), would be $35 million.

At September 30, 2009, our available liquidity consisted of $429 million of unrestricted cash and cash equivalents. In addition, at September 30, 2009, we also held $20 million in restricted cash and cash equivalents. Our restricted cash and cash equivalents comprise cash collateral for letters of credit or performance bonds issued in favor of certain of our vendors and deposits securing real estate obligations.

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

•

We rely on the sale of IRUs and prepaid services, which often involve large dollar amounts and are difficult to predict. During the three and nine months ended September 30, 2009, we received $33 million and $92 million, respectively, of cash receipts from the sale of IRUs and prepaid services compared to $43 million and $105 million, respectively, in the same periods in 2008.

•

The continuing adverse general economic conditions could cause customer buying patterns with us to change as a result of their cash conservation efforts, which could have an adverse impact on our cash flows. These adverse conditions could also adversely impact our working capital to the extent suppliers seek more timely payment from us or customers pay us on a less timely basis.

•

We have exposure to significant currency exchange rate risks. From September 2008 until February 2009, the U.S. Dollar appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. Although exchange rates have since moderated, significant appreciation of the U.S. Dollar adversely impacts our consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

•

Restrictions on the conversion of the Venezuelan bolivar into U.S. Dollars have resulted in the buildup of a material excess bolivar cash balance, which is carried on our books at the official exchange rate, attributing to the bolivar a value that is significantly greater than the value prevailing on the parallel market. If we elected, or were required, to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars using unofficial, parallel currency-exchange mechanisms that may be available from time to time, material currency exchange losses would likely be incurred in the period of conversion. Additionally, if we further determined that the unofficial parallel rate should be used in the future to measure assets, liabilities and transactions, reported results could be further adversely affected. As of September 30, 2009, approximately $51 million (valued at the fixed official rate) of our cash and cash equivalents were held in Venezuelan bolivars. For the three and nine months ended September 30, 2009, our Venezuelan subsidiary generated approximately $14 million and $42 million, respectively, of our consolidated revenue and $6 million and $20 million, respectively, of our consolidated OIBDA at the fixed official rate. The official exchange rate is 2.145 bolivars to the U.S. Dollar at September 30, 2009. The estimated exchange rate on the parallel market is between 5.35 and 5.55 bolivars to the U.S. Dollar at September 30, 2009.

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

The vast majority of our long-term debt and capital lease obligations matures after 2010. However, we have approximately $84 million related to various debt agreements that is due and payable in the next twelve months. With regard to our major debt instruments, (i) the $144 million original principal amount of our 5% Convertible Notes matures in 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share); (ii) the $437 million original principal amount of the GCUK Notes matures in 2014; and (iii) the $750 million original principal amount of the 12% Senior Secured Notes matures in 2015. We also have approximately $12 million of bonds issued by GC Impsat’s Colombian subsidiary which mature in December 2010. If cash on hand at the time any of these debt instruments mature is insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time.

As a holding company, all of our revenue is generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon intercompany transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world and are subject to legal and contractual restrictions affecting their ability to make intercompany funds transfers. Such legal restrictions include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the conversion and expatriation of funds that are particularly prevalent in Latin America. Contractual restrictions on intercompany funds transfers include limitations in our major debt instruments on the ability of our subsidiaries to make dividend and other payments on equity securities, as well as limitations on our subsidiaries’ ability to make intercompany loans or to upstream funds in any other manner. These contractual restrictions arise under our major debt instruments.

At September 30, 2009, unrestricted cash and cash equivalents were $42 million, $124 million, and $263 million at our GCUK, GC Impsat and ROW Segments, respectively. Although operational constraints require us to maintain significant minimum cash balances in each of our segments, we believe that our GCUK and GC Impsat Segments’ existing unrestricted cash balances are sufficient for their operating and investing activities for the foreseeable future. Our GCUK Segment borrowed $15 million during the second quarter of 2009 from the GC Impsat Segment to ensure cash balances were at prudent levels upon completion of the annual Excess Cash Offer for the GCUK Notes. We believe that this loan, which is payable September 2012, and likely future inter-segment funds transfers in amounts permitted by our debt instruments will be sufficient to enable each segment to reach the point of sustained recurring positive cash flow from operating and investing activities. Most of our assets have been pledged to secure our indebtedness. Failure to comply with the covenants in any of our debt instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts. Such acceleration would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under a capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain debt instruments.

Indebtedness

At September 30, 2009, we had $1.486 billion of indebtedness outstanding (including long and short term debt and capital lease obligations), consisting of $440 million of GCUK Notes, $128 million of 5% Convertible Notes ($144 million aggregate principal less $16 million of unamortized discount), $735 million of 12% Senior Secured Notes, $151 million of capital lease obligations and $32 million of other debt.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our amended annual report for the year ended December 31, 2008 for a description of the GCUK Notes and 5% Convertible Notes.

See Note 3, “Financing Activities,” to the accompanying unaudited condensed consolidated financial statements for a description of the 12% Senior Secured Notes.

Other Financing Activities

During the nine months ended September 30, 2009, the Company entered into various capital leasing arrangements that aggregated $49 million in total leased amount. These agreements have terms that range from 18 to 48 months and implicit interest rates that range from 3.4% to 20.7%, with a weighted average effective interest rate of 9.3%.

During the nine months ended September 30, 2009, the Company also entered into debt agreements having aggregate principal amount of $6 million. These agreements have terms that range from 6 to 12 months, $4 million of which have variable interest rate based on a spread over the Colombian Fixed Term Deposit Rate and $2 million based on a spread over the Brazilian Inter-bank Lending Rate.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2008 Excess Cash Offer, we made an offer for and purchased approximately $11 million in principal amount of the GCUK Notes, plus accrued interest through the purchase date.

If the current year-to-date results were the results for the full year to December 31, 2009, we would be obligated to make an Annual Repurchase Offer of $14 million, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of year-end, and the associated purchases are required to be completed within 150 days after year-end.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,		$ Increase/ (Decrease)
	2009	2008 (as adjusted)
		(in millions)

Net cash flows provided by operating activities	$135	$124	$11
Net cash flows used in investing activities	(123)	(120)	(3)
Net cash flows provided by (used in) financing activities	52	(48)	100
Effect of exchange rate changes on cash and cash equivalents	5	(7)	12

Net decrease in cash and cash equivalents	$69	$(51)	$120

Cash Flows from Operating Activities

Cash flows provided by operating activities increased in the nine months ended September 30, 2009 compared with the same period in 2008 primarily as a result of improved operating results, partially offset by greater cash use for working capital. In the nine months ended September 30, 2009, there was a $82 million cash use due to the change in accounts payable, primarily due to a reduction in amounts outstanding with key access vendors. During the nine months ended September 30, 2009 we received $92 million of cash receipts from the sale of IRUs and prepaid services compared with $105 million in the same period of 2008.

Cash Flows from Investing Activities

Cash flows used in investing activities increased in the nine months ended September 30, 2009 compared with the same period in 2008 primarily as a result of a $22 million release of restricted cash in 2008 related to the debt service reserve fund for the GC Impsat Notes, partially offset by $18 million of lower purchases of property and equipment in 2009.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased in the nine months ended September 30, 2009 compared with 2008 primarily as a result of receipt of the net proceeds after debt refinancing and payment of transaction costs for the 12% Senior Secured Notes, partially offset by $12 million paid for employee taxes on certain share-based compensation in 2009.

Contractual Cash Commitments

During the nine months ended September 30, 2009, we entered into the following significant contractual cash commitments: (i) amendments to extend our leases for office and technical space increasing our net obligation by $40 million over the next 11 years; (ii) a maintenance and service agreement that requires payment of $19 million over the next five years; (iii) an amendment to a contract for access services that requires payment of $60 million over the next two years; and (iv) an amendment to an equipment and service agreement that requires payment of $16 million through 2010.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed, and include customers both large and small in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of September 30, 2009 and December 31, 2008, our receivables related to our carrier sales channels represented approximately 45% and 46%, respectively, of our consolidated receivables. Also as of September 30, 2009 and December 31, 2008, our receivables due from various agencies of the U.K. Government together represented approximately 3% and 6%, respectively, of our consolidated receivables.

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

In Venezuela, the official bolivares -U.S. Dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas (“CADIVI”) and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks. We cannot predict if and when we will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of receipt of such approval. If we elected, or were required, to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars using unofficial, parallel currency-exchange mechanisms that may be available from time to time, material currency exchange losses would likely be incurred in the period of conversion. Additionally, if we further determined that the unofficial parallel rate should be used in the future to measure assets, liabilities and transactions, reported results could be further adversely affected. As of September 30, 2009, approximately $51 million (valued at the fixed official rate) of our cash and cash equivalents were held in Venezuelan bolivars. For the three and nine months ended September 30, 2009, our Venezuelan subsidiary generated approximately $14 million and $42 million, respectively, of our consolidated revenue and $6 million and $20 million, respectively, of our consolidated OIBDA at the fixed official rate. The official exchange rate is 2.145 bolivars to the U.S. Dollar at September 30, 2009. The estimated exchange rate on the parallel market is between 5.35 and 5.55 bolivars to the U.S. Dollar at September 30, 2009.

From September 2008 until February 2009, the U.S. Dollar appreciated considerably against certain foreign currencies in which we conduct a significant portion of our business, including the British Pound Sterling, the Euro and the Brazilian Real. Although exchange rates have since moderated, significant appreciation of the U.S. Dollar adversely impacts our consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

Off-Balance Sheet Arrangements

As of September 30, 2009 we did not have any off-balance sheet arrangements outstanding.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7A in the Company’s 2008 annual report on Form 10-K as amended by our Form 8-K filed on May 7, 2009 which adjusted the historical financial statements to reflect the retrospective adoption of the guidance in Financial Accounting Standards Board Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options” for information regarding quantitative and qualitative disclosures about market risk.

During the third quarter of 2009, we issued $750 million aggregate principal amount of 12% Senior Secured Notes due 2015. The fair value of this debt as of September 30, 2009 was $788 million. We used a portion of the proceeds from the issuance of the 12% Senior Secured Notes to repay the Term Loan Agreement in full and to purchase all of the GC Impsat Notes validly tendered in a tender offer for such notes.

Prior to the repurchase of the Term Loan Agreement, the aggregate principal was $342 million and bore interest of Libor plus 6.25% (estimated 6.43%). The Term Loan Agreement matured May 2012 with amortization of 0.25% of principal repayable quarterly with the remaining principal due at maturity. Also, we repurchased $224 million of GC Impsat Notes which bore interest of 9.875% per annum and was due February 2017.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2009.

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

Except for the item noted above, there were no other material changes in our internal control over financial reporting during the third quarter of 2009.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8, “Contingencies,” to the accompanying unaudited condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

Item 1A.	Risk Factors

There have been no material changes in the most significant factors that make an investment in the Company speculative or risky from those set forth in Item 1A., “Risk Factors”, to the Company’s annual report on Form 10-K)” for the year ended December 31, 2008 as amended by our Form 8-K filed on May 7, 2009 which adjusted the historical financial statements to reflect the retrospective adoption of the guidance in Financial Accounting Standards Board Accounting Standards Codification Subtopic 470-20, “Debt with Conversion and Other Options.”

Item 6.	Exhibits

Exhibits filed as part of this report are listed below.

4.1	Supplemental Indenture, dated as of September 10, 2009, among GC Impsat Holdings I Plc, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 11, 2009).

4.2	Indenture, dated as of September 22, 2009, by and among the registrant, each of the guarantors identified therein, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated September 25, 2009).

4.3	Collateral Agency Agreement, dated as of September 22, 2009, by and among the registrant and Wilmington Trust FSB, both as collateral agent and indenture trustee (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated September 25, 2009).

4.4	Exchange and Registration Rights Agreement, dated September 22, 2009, by and among the registrant, the guarantors identified therein and the initial purchasers (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated September 25, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 4, 2009 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JOHN A. KRITZMACHER
John A. Kritzmacher
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)