Form 10-K
period 2009-12-31
GLOBAL CROSSING LTD
filed 2010-02-23
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2009 was approximately $282 million.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 15, 2010, was 60,236,981.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be issued in connection with the 2010 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

For The Year Ended December 31, 2009

i

PART I

ITEM 1. BUSINESS

Introduction

Global Crossing Limited, or “GCL,” was formed as an exempt company with limited liability under the laws of Bermuda in 2003. GCL is the successor to Global Crossing Ltd., a company formed under the laws of Bermuda in 1997. Except as otherwise noted herein, references in this annual report on Form 10-K to “Global Crossing,” “the Company,” “we,” “our” and “us” mean GCL and its subsidiaries.

We are a global communications service provider. We offer a full range of data, voice and collaboration services and deliver services to approximately 40 percent of the companies in the Fortune 500, as well as 700 carriers, mobile operators and Internet service providers around the world. Our operations are based principally in North America, Europe, Latin America and a portion of the Asia/Pacific region.

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

As of February 1, 2010, we employed approximately 5,235 people, of whom approximately 98% are full-time employees and the balance are part-time or temporary employees. We consider our employee relations to be good. None of our employees are currently covered by collective bargaining agreements, other than approximately 50 employees in the United Kingdom (“U.K.”). In addition, Brazilian law requires us to negotiate certain labor terms and conditions, including salaries and wages, with industry-specific unions, and to obtain approval of those terms from our approximately 475 employees in Brazil.

We report financial results based on the following three operating segments: (i) Global Crossing (UK) Telecommunications Limited (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”), which provide services primarily to customers in the U.K.; (ii) GC Impsat Holdings I Plc (“GC Impsat”), and its subsidiaries (collectively, the “GC Impsat Segment”), which provide services primarily to customers in Latin America; and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”), which represent all our operations outside of the GCUK Segment and the GC Impsat Segment and operate primarily in North America, with smaller operations in Europe, Latin America and a portion of the Asia/Pacific region and includes our subsea fiber network. Prior to our acquisition of Impsat in May 2007, our operating segments were based on product and customer groupings rather than geographic regions. Specifically, our operating segments before the Impsat acquisition were “enterprise, carrier data and indirect channels” (which we sometimes refer to as “invest and grow” sales channels in our press releases pertaining to financial results), “carrier voice” and “consumer voice.” These groupings are now considered sales channels within our geographic operating segments, although we are no longer marketing voice services directly to consumers, and consumer voice revenues constituted less than 1% of consolidated revenues in 2009. See below in this Item 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 22, “Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K for further information regarding our operating segments.

During the past five years, we completed the following acquisitions and dispositions:

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

•

On December 12, 2006, we completed the acquisition of Fibernet Group Plc (“Fibernet”), a provider of specialist telecommunications services in the U.K. Total consideration for the transaction including direct costs was approximately 52 million pounds sterling (approximately $97 million at the exchange rate at the closing date). Fibernet is now integrated into the GCUK Segment.

•

On May 9, 2007, we completed of the acquisition of Impsat Fiber Networks, Inc. (together with its subsidiaries, “Impsat”), a leading provider of private telecommunications, Internet and information technology services to corporate and government clients in Latin America, for cash representing a total equity value of approximately $95 million.

Although we operate GC Impsat as a separate segment, since the acquisition we have been engaged in integration activities to realize cost savings and to take advantage of cross-selling opportunities. We are in the process of consolidating our “legacy” operating entities in the Latin American region (i.e., those that pre-dated the Impsat acquisition), which are included in our ROW Segment, with the Impsat entities comprising the GC Impsat Segment. During 2007 and 2008, we transferred our legacy Venezuelan, Brazilian and Chilean operations from the ROW Segment to the GC Impsat Segment. We anticipate transferring our Argentine operations from the ROW Segment to the GC Impsat Segment during 2010 in a continuing effort to streamline our operations.

Business Strategy

Our strategy is based on four key elements. First, we are focused on the following target markets: multinational enterprises, governments, Web2.0 companies and telecommunications carriers. Second, our solutions are based on Internet Protocol (“IP”) and Ethernet technologies that cover the full range of service offerings typically utilized by our target markets. Third, we focus on those communication requirements that are pan-regional in scope. Fourth, we strive to provide unsurpassed customer service.

The government and enterprise customer sectors represent significant market opportunities for us. In the enterprise sector, we focus on companies in the financial services, high-tech, healthcare, pharmaceuticals, transportation and distribution, and research and education industries. We also target Web2.0 companies and telecommunication carriers, which include international and domestic network service providers, cable providers, internet service providers, wireless carriers, and content distribution service companies. Our primary method of distribution is a worldwide direct sales force. To complement direct distribution, we have developed alliances with major systems integrators to effectively address the requirements of customers who prefer turnkey or outsourced solutions provided by these industry participants. We also use incumbent and other telecommunications providers as an alternative channel of distribution, which we call the Global Partners Program. Under this program, our advanced IP and Ethernet solutions are connected with these providers, allowing them to address a wider range of their enterprise customers’ geographic and product-related requirements and allowing us to benefit from their considerable distribution capabilities. We now have approximately 60 incumbent and alternative carriers around the world participating in this program.

We expect continued growth in the demand for global bandwidth and IP-enabled solutions due to several significant trends. End-user traffic is expected to grow due to the adoption by businesses and consumers of broadband access to the Internet and high bandwidth and data-intensive content applications such as video. We expect the demand for high performance data communications to be driven by the introduction of more powerful computers and software applications, facilitating higher download rates, and increased usage of e-mail, voice over Internet Protocol (“VoIP”) services, streaming video, wireless local area networks, videoconferencing and other innovations. In addition, we expect global enterprises to outsource their networking needs as companies require networks that interact internally, as well as with partners, customers and vendors, driving the demand for virtual private networks (“VPNs”) and managed services. We also expect mobile traffic growth to remain strong due to increased adoption of mobile communications, increased usage per mobile connection and increased usage of mobile data applications, including such increases resulting from the accelerating pace of the replacement of traditional cellular phones with bandwidth-intensive “smartphones”. We expect a continuation of the industry shift of business applications to IP and Ethernet-based platforms as well as a move towards convergence of telecom and IT in the form of business outsourcing, business continuity and hosting services.

The competitive landscape in the telecommunications industry continues to change, and we believe we are well positioned to take advantage of these changes. With industry consolidation, we expect to experience greater demand from customers seeking network diversity, redundancy and a supplier that can meet their global requirements. We believe that our existing customer base, transport, IP-enabled solutions and hosting capabilities, and extensive network of global suppliers, coupled with our systems, processes and strong customer service, position us well as a provider of global communications services. In addition, our corporate development activities, including the acquisitions of Fibernet and Impsat, have accelerated the growth of our enterprise and carrier data businesses.

For 2010, we have defined the following operational imperatives which we believe will accelerate revenue growth and profitability.

Continue to Aggressively Manage Costs and Improve Margins. We will continue to improve our cost structure by aggressively managing operating and third party access costs. This will be done by network optimization, infrastructure improvements, customer migrations, use of alternative termination providers and other traditional means such as revenue assurance and dispute resolution. We intend to leverage relationships with third party access providers for our wholesale voice services to help reduce our costs across our product offerings. Finally, we continue to manage expenditures on discretionary items and control payroll costs by limiting salary increases and defined benefit plan matching contributions, and reducing other discretionary sales, general and administrative expenses.

Focus on our Employees and Customers and Selectively Augment our Sales Force. We will continue our efforts to maintain a motivated, enthusiastic and talented work force in order to achieve our strategies and support our growing customer base. We have adopted a continuous improvement management approach to enhance the customer experience and are investing in processes, systems and tools to better enable our customers to configure and manage our services, including the development of a new customer portal that will provide customers with real-time visibility of their network. We also have selectively strengthened our sales and support staff, both in our indirect and direct channels serving governments, multinational and regional enterprises and carriers.

Capitalize on Industry Trends to Capture New Demand. We believe that our growing customer base, transport and hosting capabilities, and extensive network of suppliers globally, coupled with our systems, processes and strong customer service, position us as a leading provider of global services. We believe that our comprehensive network and value-add service offerings position us well to meet the growing demand for complete solutions for outsourcing, hosting as well as for bandwidth and IP connectivity. We also intend to leverage our innovation and focus on IP and Ethernet services to capture the customer demand created by the convergence of legacy protocols to fixed, mobile and unified communications, which increasingly rely on packet-based networks such as ours.

Leverage our Global Network and Enhance our Service Offerings. We intend to offer substantially all of our service offerings throughout our entire network. For example, we introduced hosting and Ethernet capabilities that we acquired in the Impsat and Fibernet acquisitions in new markets where we have operations.

We intend to increase our selling efforts on managed solutions and collaboration services, as we believe that the current economic environment supports these products. We also intend to continue to add capacity to and maintain our network, bringing new cities on-net and adding new service offerings to our product portfolio such as telepresence, managed security and wide area network optimization services.

Enhance our Business Through Opportunistic Expansion. We intend to pursue the extension of our network in order to offer our growing suite of value-add service offerings to additional markets. The expansion of our network may occur through ongoing capital expenditures and other organic initiatives, additional service arrangements with other carriers and targeted acquisitions, which in the past have accelerated the growth of our enterprise and carrier data businesses. We also intend to continue to analyze potential acquisition opportunities that would increase our scale and efficiency and/or expand our product sets and network reach.

Overview of Our Business

We are a global communications service provider. We offer a full range of data, voice and collaboration services and deliver services to approximately 40 percent of the companies in the Fortune 500, as well as 700 carriers, mobile operators and Internet service providers around the world. Our operations are based principally in North America, Europe, Latin America and a portion of the Asia/Pacific region. Our flexible service options allow customers to focus on their own high priority business initiatives, leaving all or any part of their day-to-day communications management to Global Crossing.

Our services include data transport services, data center services, voice services and collaboration services. These services are built around a streamlined global service delivery model intended to provide outstanding customer service, including prompt and accurate provisioning and billing. Our uCommand® Web-based network management tool allows customers to securely monitor their voice and data services, create utilization reports, reroute traffic, order new services, create and track trouble tickets and perform online bill payment.

Solution Sets and Service Offerings

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

The following is a brief description of our key services, broken down into product categories of Infrastructure Services, Collaboration and Voice Services and Data Center Services. These categories reflect the different levels of value-added services we provide to our customers.

Infrastructure and Switched Data Services

We offer a broad range of infrastructure services that provide IP and transport services and managed solutions to enterprise and carrier customers. These services accounted for approximately 56%, 56% and 52% of consolidated revenues in 2009, 2008 and 2007, respectively. Our global data services feature end-to-end service level agreements that guarantee service availability along our network as well as through local access circuits. The service level agreements support key areas such as end-to-end network availability, guaranteed time of installation and mean time to restore.

Our global data services include the following:

•

IP Services: We offer a full portfolio of IP services to enterprises and carriers, including converged IP services which use a single access connection to manage and deliver voice, video, data and multimedia over a VPN. Our feature-rich IP VPN Service features multiple access options and service level agreements for latency, packet delivery, jitter and availability. IP VPN customers can also take advantage of our application performance management services, offered through a strategic relationship with Fluke Networks®, which give customers visibility into the applications running on their networks, providing a single point of contact, customer care, billing and accountability. Our GCUK Segment provides a specialized UK Government IP VPN, which combines a managed connectivity platform, equipment, circuits and services to support the interconnection among U.K. Government Ethernet local area networks. Our remote access services allow enterprises in each of our segments to extend the reach of their wide area networks for multiple users via remote access through global dial, WiFi and broadband Internet access while providing end point security policy management. Our IP services also include dedicated Internet access, which provides always-on, direct high-speed connectivity to the Internet at a wide range of speeds with connectivity to worldwide domains and peering locations in Europe, the U.S., Latin America, and Asia.

•

IP Transport Services: EtherSphere™ (Ethernet WAN IP) Service is a multipoint to multipoint, point to point, and point to multipoint service of up to 10 gigabits per second (“Gbps”) with six classes of service. The EtherSphere Service provides Virtual Connections using Ethernet over our global Multi Prototype Label Switching (“MPLS”) network at designated speeds, enabling the transport of voice, data, multimedia and collaboration applications between two or more locations. International Private Line Service and Wavelength Services provide secure point-to-point digital connectivity. These services are available between any two points of presence (“PoPs”) on our network, enabling customers to build private networks that carry business-critical applications at a wide range of speeds, including 2.5 Gbps and 10 Gbps. Our Metropolitan Access Network Service brings our worldwide network capabilities to the customer’s premises in more than 50 major metropolitan markets across North America, Europe, the U.K. and South America.

•

Managed Services: Our managed services include pre-sales engineering and customer premises equipment design, equipment procurement, provisioning and installation, and network monitoring and management. Managed Security Services include Firewall, Intrusion Detection, Intrusion Prevention and Network Security Scanning and Analysis providing customers with the expertise and vigilance required to maintain the security of networks connected to the public Internet.

•

Frame Relay & ATM Service: Frame Relay provides a reliable data transport network for connecting customer locations requiring partial mesh and hub-and-spoke network applications. Asynchronous Transfer Mode service connects customer locations while providing multiple classes of service supporting multiple data applications with diverse requirements for network transport, prioritization and performance.

Collaboration and Voice Services

We also offer a suite of collaboration and voice services to our enterprise and carrier customer base, as described below. These services accounted for approximately 39%, 40% and 46% of the consolidated revenues in 2009, 2008 and 2007, respectively. This includes more than 43 billion, 43 billion and 38 billion minutes of voice traffic carried over our global voice network during 2009, 2008 and 2007, respectively.

Collaboration Services

•

Videoconferencing Services: Provides video over IP and integrated services digital network (“ISDN”) platforms, using multi-point bridging to connect multiple sites. Our iVideoconferencingSM offering sends ISDN calls onto our IP network, minimizing dependence on international ISDN lines for superior quality, reliability and cost savings. Enhanced options available with our videoconferencing services include scheduling, recording and hybrid meetings that combine our audio and video services.

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

•

Web Conferencing: Ready-Access Web Meeting is fully integrated with Ready-Access® audio conferencing for on-demand collaboration, allowing customers to manage their calls on-line, change account options, share presentations with participants and record entire meetings, including visuals. eMeeting is a full-featured Web conferencing application that allows customers to collaborate and share documents, presentations, applications, data and feedback with polling and instant messaging features. Global Crossing Live Meeting uses technology licensed from Microsoft® to allow multiple attendees to participate in meetings using only their computer, a phone, and an Internet connection. We have integrated Ready-Access as an audio conferencing component into Live Meeting.

Voice Services

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

Our global voice services include the following:

•

VoIP Services: We offer a complete VoIP services portfolio of inbound, outbound, and on-net calling solutions. We are licensed to provide outbound calling services to the public switched telephone network (“PSTN”) in 29 countries, and can secure and provision direct dial inbound numbers in 25 countries. VoIP toll free service from those originating locations that adhere to the North American dialing plan is also available for call termination in the U.S. Key features include VoIP Ready Access®, which provides IP access to our reservation-less audio conferencing service, VoIP Community Peering, which provides true IP-to-IP call flows for VoIP Outbound calls terminating in Global Crossing VoIP Local Services™ local numbers, and VoIP Integrity Service which enables customers to monitor and manage their VoIP applications through our suite of Application Performance Management tools.

•

Traditional Voice Services: Our traditional voice services provide the ability to place in-country, long distance, and international calls via traditional TDM based connections. Switched access services are available in the U.S. and indirect access services are available in the U.K. We can support toll free applications in Europe and North America, and local service in 48 major metropolitan markets throughout the United States via our competitive local exchange carrier (“CLEC”) footprint.

•

Hosted IP Telephony (GCUK only): Provides customers with IP telephony services that use software-enabled switching managed from the core of our network. Hosted IP Telephony is the first product under our Unified Communications suite and provides a platform on which future products will deliver integrated unified communications, presence and collaboration services.

•

Railnet (GCUK only): Railnet is a fully managed voice service provided to the U.K. Rail Industry over our core network and offers enhanced telephony, voicemail and reporting. Users are offered a range of handsets, headsets, and classes of service.

Data Center Services

We also offer enterprise and carrier customers a set of data center and collocation services. These services accounted for approximately 5%, 4% and 2% of the consolidated revenues in 2009, 2008 and 2007, respectively.

•

Data Center Services: We operate 17 data center facilities in Latin America, Europe and the U.S. that offer hosting services together with our broadband services and advanced value added solutions. These facilities offer a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services in order to manage mission critical applications.

•

Collocation Services: Allow for the placement of customer equipment within certain Global Crossing PoPs in order to interconnect with our IP network or fiber-optic backbone. Collocation delivers improved provisioning speed, stability and security for critical network requirements.

Sales and Principal Customers

We are focused on the following target markets: multinational enterprises, governments, Web2.0 companies and telecommunications carriers. We have sales and sales support personnel in 24 countries. Our ROW Segment, GCUK Segment and GC Impsat Segment target the following sectors: global multinational corporations, governments, financial services, high-tech, healthcare/pharmaceuticals, transportation and distribution, research and education and systems integrators. Our ROW Segment also targets resellers, fixed and mobile telecom carriers, cable service providers, content distributors and ISPs.

Our ROW Segment, GCUK Segment and GC Impsat Segment currently employ approximately 2,483, 975 and 1,777, respectively, sales and sales support employees worldwide for the following sales channels, each of which targets customers in North America, Europe, Latin America and a portion of the Asia/Pacific region:

•

Global Enterprise Direct Sales Channel: Through the enterprise sales channel, we target multinational and national businesses, in the mid to large size segments, higher educational institutions and governmental entities.

•

Global Enterprise Indirect Sales Channel: Through the indirect enterprise sales channel, we target master agents, systems integrators and application service providers, using dedicated sales and support personnel. In addition, we operate a Global Partner Program that targets incumbent carriers and alternate service providers around the world as an indirect distribution channel. At this time, we have approximately 60 carriers and alternate service providers in our Global Partner Program offering our Fast Track Services™ with whom we are offering our solutions to the enterprise market.

•

Carrier Data Sales Channel: Through the direct carrier data sales channel, we focus on local, national and global cable, wireline, wireless, and content distribution, service providers, resellers and carriers.

•

Carrier Voice Sales Channel: Through the carrier voice sales channel, we target carrier and reseller customers predominantly in the United States for the provision of domestic and international long distance voice services.

•	Collaboration Sales Channel: This channel is used to offer audio, video and Web-based conferencing services to enterprises and both governmental and non-governmental organizations.

Although our ROW Segment, GCUK Segment and GC Impsat Segment enjoy a large customer base, various agencies of the U.K. Government together represented approximately 49%, 47% and 47% of the GCUK Segment’s revenues in 2009, 2008 and 2007, respectively. See Item 1A, “Risk Factors—Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.”

Our Network

Our network consists of a series of assets and rights that allow us to operate service platforms enabling the delivery of various protocol-based data and voice services in major business centers throughout the world. We monitor and provide surveillance utilizing a suite of operational support systems to provision and maintain this network worldwide.

At the base of our network are subsea and terrestrial fiber-optic cables that connect and cross North America, South America, Europe and a portion of the Asia/Pacific region, which we either own or hold under long-term indefeasible rights of use (“IRUs”) from other carriers. These fiber optic assets and related transmission, switching and routing equipment (the “GC Fiber Network”) provides seamless, broadband connectivity to 32 countries through a combination of subsea cables, national and international networks and metropolitan networks.

In addition to the GC Fiber Network, we lease rights (such as wavelengths) on other carriers’ fiber-optic cables on a non-IRU basis. In certain cases, we operate (and generally own) the network transmission, switching and routing equipment that provides us with the ability to monitor and manage traffic over these leased facilities. We refer to the portions of our leased network over which we have this degree of control, together with the GC Fiber Network, as the “Core Network.”

The Core Network has approximately 800 PoPs in approximately 400 cities in approximately 45 countries worldwide (“Regional PoPs”). These Regional PoPs house dense wave division multiplexing (“DWDM”) equipment that combines multiple colored wavelengths (or channels) on a single fiber and transports them as multiple signals across the network. In addition to the DWDM equipment, the Regional PoPs generally house add/drop multiplexer equipment that combines lower speed private line, data, Ethernet and voice traffic.

The North American network portion of the GC Fiber Network comprises approximately 18,000 route miles of fiber in the U.S. and Canada, most of which consists of IRUs in fibers purchased from other carriers. It has approximately 175 Regional PoPs, 20 integrated service platform sites, four subsea cable landing stations and five primary international voice gateway sites. The North American network carries voice, data and private line services over our IP, synchronous optical network (“SONET”), and ATM backbones, all traversing 2.5 and 10 Gbps DWDM systems. IP, Ethernet, SONET and ATM are methods of sending audio, video and computer data at the same time over one high-speed digital/optical line.

The European network portion of the GC Fiber Network (excluding the GCUK portion) consists of more than 14,000 route miles of fiber in the western region of the continent, most of which are contained in cable that we own. This network has approximately 70 Regional PoPs, six cable landing stations, and two international voice and three international data gateway sites. The European network carries voice, data and private line services over our IP, Ethernet, SDH (which is a transmission format similar to SONET) and ATM backbones, all traversing 2.5 and 10 Gbps DWDM transmission systems.

The GCUK portion of the GC Fiber Network comprises approximately 9,800 route miles of fiber and comes within 1.5 miles of approximately two-thirds of Britain’s business infrastructure. This network has approximately 390 Regional PoPs and carries voice, data and private line services over IP, Ethernet and ATM/Frame Relay backbones, all traversing DWDM and SDH transmission systems. The U.K. network also encompasses nine major metro markets and reaches 55 smaller towns and cities providing seamless services to the rest of the Global Crossing network. Less than 25% of the GCUK portion of the GC Fiber Network is held under leases which come up for renewal prior to 2011.

The subsea portion of the GC Fiber Network consists of six fiber-optic cable systems owned by us: Atlantic Crossing-1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”), Pan American Crossing (“PAC”) and an approximately 314 route mile system connecting the U.K. and Ireland. SAC is a 12,400 route mile sub-sea system, including an approximately 2,500 mile terrestrial route connecting Argentina and Chile. SAC connects major markets throughout Latin America and is one of only two sub-sea systems currently in operation that circumnavigates the majority of South America. At approximately 4,600 route miles, MAC provides a strategic gateway between the Eastern Seaboard of the U.S. and our Latin America assets, a route that is experiencing acute demand growth and increasing capacity scarcity. PAC is integrated with a 2,300 mile terrestrial ring route (including associated backhaul) within Mexico, and we completed the extension of our PAC system to Costa Rica in 2008. In the aggregate, these subsea cable systems span approximately 39,000 route miles and have approximately 30 landing points on three continents: North America, South America and Europe. These are all two or four fiber strand pair cables equipped with 10 Gbps DWDM transmission systems. AC-2 consists of two fiber strand pairs in a cable containing four fiber strand pairs that was co-built with Level 3 Communications, Inc. These systems include 14 Regional PoPs in the Latin America and Caribbean regions.

The GC Impsat Segment’s portion of the GC Fiber Network comprises a multiple strand long-haul fiber network of approximately 8,000 route miles that connects more than 250 cities. The GC Impsat Segment also operates a set of metro networks that covers more than 1,400 route miles in 15 markets. The deployed facilities include 15 metropolitan area networks in the largest cities of the region, long haul networks across Argentina, Brazil, Chile and Colombia, and leased submarine capacity to link South America to the United States. Together, the GC Impsat Segment’s long-haul and metro networks connect more than 700 customer locations. The GC Impsat Segment’s network carries voice, data and private line services over IP, Ethernet, SDH and ATM backbones, all traversing 2.5 and 10 Gbps DWDM transmission systems.

Our network assets in the Asia/Pacific region and those connecting the U.S. to this region include both IRUs and leased circuits on multiple subsea systems. We operate Regional PoPs in Hong Kong, Tokyo, Singapore and Sydney. Each of these PoPs supports Internet access, IP VPN, ATM and Frame Relay services, with Hong Kong also supporting VoIP services. In addition, we operate virtual PoPs, which are leased network and router infrastructure built to our specifications and under our direct operational control, in the following locations: Seoul, Korea; Hanoi, Vietnam; Kuala Lumpur, Malaysia; Jakarta, Indonesia; Manila, the Philippines; Taipei, Taiwan; and Bangkok, Thailand. Our Core Network includes IRUs and leases of trans-Pacific capacity on the PC-1 fiber-optic cable system, which is owned by Pacific Crossing Limited, a former subsidiary of the Company (“PCL”).

Our IP network consists of a service layer running on the Core Network and utilizes a single Autonomous System Number (“ASN”). We have approximately 179 distinct IP hubs, approximately 36 of which contain a VoIP presence and approximately 86 of which have public or private peering interconnects. The single ASN implies a greater degree of integration than that which exists in a multiple ASN system. Having a global ASN allows us to deploy certain technologies, such as MPLS, more quickly and on a global basis. It also provides our international customers with a more global appearance in the global Internet routing table.

Our IP network utilizes a MPLS Juniper core with a mixture of Cisco, Juniper and Foundry devices at the edge of the network. The network is considered a Tier 1 backbone and is quality-of-service enabled, which allows different types of data to be assigned different priorities, such that, for example, voice can always have priority over IP VPN and Internet traffic. The network transmits approximately 1,600 Gbps weekly of total IP traffic, of which approximately 15 Gbps is IP VPN and 23 Gbps is voice traffic, averaging approximately 1.17 billion minutes of VoIP per month, or approximately one-third of the total voice minutes. Our VoIP platform is fully compatible with our TDM network.

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

Together with those locations connected directly by the Core Network, we deliver services to hundreds of additional cities worldwide through arrangements with other carriers.

Network Security Agreement

On September 23, 2003, the U.S. Government granted approval under Section 721 of the Defense Production Act of the investment in GCL by Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”) pursuant to the plan of reorganization of our predecessor and a number of its subsidiaries (the “GC Debtors”), which emerged from reorganization on December 9, 2003. In order to obtain this approval, we entered into an agreement (the “Network Security Agreement”) with certain agencies of the U.S. Government to address the U.S. Government’s national security and law enforcement concerns. The Network Security Agreement is intended to ensure that our operations do not impair the U.S. Government’s ability (i) to carry out lawfully authorized electronic surveillance of communications that originate and/or terminate in the U.S.; (ii) to prevent and detect foreign-based espionage and electronic surveillance of U.S. communications; and (iii) to satisfy U.S. critical infrastructure protection requirements. Failure to comply with our obligations under the Network Security Agreement could result in the revocation of our telecommunications licenses by the Federal Communications Commission (“FCC”).

In order to comply with the Network Security Agreement, we have undertaken a number of operational improvements related to information storage and management, traffic routing and management, physical, logical and network security and personnel screening and training.

The Network Security Agreement also includes corporate governance obligations. To satisfy these, the GCL Board of Directors maintains a Security Committee comprised solely of directors who are U.S. citizens and who already possess or are eligible to possess a U.S. security clearance. These “Security Directors” must satisfy the independent director requirements of the New York Stock Exchange, regardless of whether any of GCL’s securities are listed on such exchange. At least half of the members of our board nominated by ST Telemedia must be Security Directors. A Security Director must be present at every meeting of the board of directors of GCL and of any of our U.S. subsidiaries unless such meeting in no way addresses or affects our obligations under the Network Security Agreement.

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

Our compliance with the Network Security Agreement is subject to annual audits by a neutral third-party auditor. These audits have not reported any areas of material non-compliance with the Network Security Agreement.

Competition

The telecommunications industry is intensely competitive and has undergone significant changes in recent years. Beginning in the late 1990s, a number of new competitors entered the market and commenced network construction activities, resulting in a significant expansion of worldwide network capacity. In 2001, it became clear that, at least in the short-term, actual demand was failing to keep pace with available supply, resulting in intense price pressure and, in many cases, an unsustainably low ratio of revenues to fixed costs. Market valuations of debt and equity securities of telecommunications companies, particularly new providers, decreased precipitously as the financial condition of many carriers deteriorated. During the ensuing five years, a number of these companies, including us, completed reorganizations, under bankruptcy and insolvency laws, with significant improvements to their financial condition or as newly formed entities that have acquired the assets of others at substantial discounts relative to their original cost. Since then, competition has remained intense and pressure on price and margin has continued.

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

Incumbent Carriers

In each market that we serve, we face, and expect to continue to face, significant competition from the incumbent carriers, which currently dominate the local telecommunications markets. In the U.S., these are primarily Verizon, Qwest Communications and AT&T. We face competition both outside and, in some cases, inside the U.S. from foreign incumbents, including companies such as British Telecom (“BT”), France Telecom, Telecom Italia, Telefónica, Telstra, Teléfonos de México, SAB de CV (“Telmex”) and Deutsche Telekom.

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

Other Voice Service Competitors

In the U.S., the local incumbents dominate the market for local voice services and are among the strongest competitors in the long distance voice services market. In addition, we face, and expect to continue to face, competition for local and long distance voice telecommunications services from Level 3 and XO Communications and a few other companies that compete in the long distance marketplace in the U.S. Outside of the U.S., the local incumbents dominate the markets for local and long distance voice services.

Other Data Service Competitors

In addition to the incumbents, we face, and expect to continue to face, competition for Internet access and other data services from telecommunications companies such as Cable and Wireless plc, Colt Telecom Group plc, Orange Business Services (a unit of France Telecom), Infonet (a unit of BT), XO Communications and Level 3 and from online service providers, DSL service providers, ISPs and Web hosting providers.

Other Conferencing Competitors

In addition to competitors that provide voice and data services generally, our conferencing business competes with companies that specialize in providing audio, video and Web conferencing services, such as InterCall, Inc. (a division of West Corporation) and Premiere Conferencing.

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

If we fail to conform our operations to applicable regulations, the relevant regulators have the authority to impose a range of penalties on us. Regulators can impose monetary fines that can range from nominal to material depending on the nature of the violation. Regulators also can require us to make changes to our operational processes to come into compliance with relevant requirements. Regulators can impose additional reporting requirements on us and otherwise subject us to auditing and oversight measures. Ultimately, regulators have the authority to revoke our operating license, forcing us to cease operations in the relevant jurisdictions.

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

Regulation of the Cost of Access

The FCC and the states regulate the rates that incumbent local exchange carriers (“ILECs”) and CLECs (together with ILECs, are referred to herein as “LECs”) charge us for access to local exchanges. The cost to access local exchanges is our single largest expense and can have a significant impact on our operations, margins and profitability. Regulation of the cost of access also applies to us in those states where we operate as a CLEC. Access charges that LECs impose upon us consist of both usage-sensitive switched access charges and flat-rated transport and special access charges. With respect to their access services, the FCC regulates ILECs as dominant carriers. We also may enter into carrier-to-carrier contracts with other, principally long-distance, carriers to transport and terminate our traffic. These latter arrangements are typically not subject to tariff regulation. There is a significant amount of litigation related to the cost of access across the industry. The complex regulatory structure governing the cost of access in place at both the federal and state levels and the difficulty of having such regulations keep pace with technological and service advancements create a high level of uncertainty and a fertile ground for rate arbitrage. This results in a high rate of billing disputes involving large sums of money between carriers that often times only get resolved through litigation. The cost of bill reconciliation, dispute resolution, and litigation is increasing for the industry as a whole (including us).

ILEC Switched Access Charges

The LECs assess usage-sensitive switched access charges for the use of their switched facilities to originate and terminate switched traffic. In 2000, the FCC established a regime to govern the provision of switched access services by the ILECs over a five-year period (the “CALLS Plan”). Under the CALLS Plan, usage-sensitive rates were decreased over time in favor of increases in end-user charges and a transitional preferred interexchange carrier charge. The LECs’ preferred interexchange carrier charges have decreased over time and most of the largest ILECs have ceased assessing this charge, although smaller ILECs and some CLECs continue to assess it. The CALLS Plan expired in 2005 and the FCC is considering proposals to govern access charges prospectively (see “—Intercarrier Compensation Reform,” below).

ILEC Special Access Charges

Special access services refer to dedicated transport circuits that telecommunications carriers use to connect two points. We utilize special access services to connect our PoPs to customer locations, enabling the delivery of services. The price of special access impacts our operations and cost of service. The FCC currently regulates ILEC flat-rate transport and special access charges under the terms of its Special Access Pricing Flexibility Order, adopted in 1999. Under the Special Access Pricing Flexibility Order, ILECs are afforded two different levels of pricing flexibility depending upon the extent of deployment of alternative facilities within particular Metropolitan Statistical Areas (“MSAs”). The ILECs have been granted Type I (or the more limited form of pricing flexibility) in most MSAs in the country and have been granted Type II pricing flexibility in a lesser number of MSAs.

Prior to the 2006 FCC-approved merger of AT&T and BellSouth, AT&T petitioned the U.S. Court of Appeals for the District of Columbia Circuit to compel the FCC to consider a proposal to tighten its regulation of ILEC special access services. Although the Court declined to grant the petition, in January 2005 the FCC released a Notice of Proposed Rulemaking to consider how it should regulate ILEC special access services prospectively and whether it should tighten its regulation of special access services. The FCC could elect to take no action and leave the status quo intact or the FCC could elect to modify regulations governing special access. Should the FCC modify regulations governing special access, it could materially impact our operations and cost of service. This proceeding is still ongoing and we cannot predict its outcome.

CLEC Access Charges

CLECs currently serve between ten to twenty percent of access lines nationwide and generally have a larger presence in the enterprise market than the consumer market. Unlike the ILECs, the FCC regulates the CLECs as non-dominant carriers. The FCC permits a CLEC to file tariffs for its interstate access services so long as the CLEC’s rates do not exceed the rates of the ILEC that provides service in the territory that the CLEC services. However, a CLEC may charge the full benchmark rate even where it only provides a portion of the access service involved, i.e., in the case of jointly-provided access services. The FCC also permits CLECs to aggregate the traffic of other carriers, e.g., toll-free calls originating from wireless subscribers, although, in this circumstance, the CLEC is only permitted to charge for those portions of the access service it actually provides. See also “—Intercarrier Compensation Reform” below.

Wireless Access Charges

The FCC has adopted a mandatory detariffing regime for access services that wireless carriers wish to provide. Wireless carriers may not file tariffs for their putative access services and must, instead, enter into voluntary contracts in order to assess access charges upon potential access customers. As the volume of wireless traffic increases, the potential for wireless access charges poses a risk to our cost structure. See also “—Intercarrier Compensation Reform” below.

Regulation of VoIP Traffic

VoIP services are a form of communications services that utilize the IP standard instead of the legacy TDM technology. We provide VoIP services on both a wholesale and retail basis while also maintaining legacy TDM services. The FCC has addressed the subject of the jurisdictional nature of access charges and certain duties applicable to VoIP traffic in response to a number of petitions for declaratory ruling (or comparable petitions). The FCC has also issued a Notice of Proposed Rulemaking seeking comment on how it should regulate VoIP traffic prospectively.

In June 2005, the FCC concluded that VoIP service providers must support enhanced 911 emergency services or cease marketing VoIP services in areas where they cannot be supported. In September 2005, the FCC also concluded that VoIP service providers must comply with the Communications Assistance for Law Enforcement Act and configure their network and services to support law enforcement activity in the area of wiretaps and call records. The FCC ruling applies to all VoIP services that can both receive calls from and terminate calls to the PSTN. The U.S. Court of Appeals for the District of Columbia Circuit upheld the FCC’s actions in both cases. In June 2006, the FCC issued an order holding that interconnected VoIP providers must contribute to the federal universal service fund. The FCC has also recently held that its customer proprietary network information rules apply to VoIP carriers. In addition, the FCC has now extended to VoIP providers obligations to provide local number portability, make their services accessible to persons with disabilities, and report certain data relating to broadband. All of these actions have increased the cost to provide VoIP services and subjected VoIP providers (including us) to additional regulations and reporting requirements.

Local Reciprocal Compensation

Local telephone companies that originate traffic that is terminated on the networks of other local carriers typically compensate the other local carriers for terminating that traffic. The FCC has established the general framework governing the level of such compensation, although the specific rates are established by the states. These rates vary from “bill-and-keep” to rates that approximate those for switched access. Because the rates for local reciprocal compensation can be significantly lower than rates for switched access, there is a high volume of billing disputes and litigation throughout the industry. We have been (and continue to be) involved in a number of disputes with LECs regarding the jurisdictional nature of access traffic. As is the case with access charges, the local reciprocal compensation rates are being examined in the FCC’s Intercarrier Compensation proceeding (see “—Intercarrier Compensation Reform” below).

Intrastate Access Charges

Intrastate access charges that LECs assess upon us (or that our CLECs are permitted to charge) are regulated by the states. Although certain LECs have elected to have intrastate access rates mirror interstate access rates, intrastate access rates are typically higher (often, significantly so) than interstate access rates. Intrastate access charges are also being examined in the FCC’s Intercarrier Compensation proceeding. Because the rates for intrastate access charges can be significantly higher than rates for interstate switched access, there is a high volume of billing disputes and litigation throughout the industry. We have been (and continue to be) involved in a number of disputes with LECs regarding the jurisdictional nature of access traffic.

Intercarrier Compensation Reform

As described above, the current regime governing intercarrier compensation consists of a patchwork of different and inconsistent regulation depending upon such factors as the provider, jurisdiction and nature of traffic. This has led to a significant amount of disputes and litigation throughout the industry. To address this inconsistent pattern of regulation, in 2001 the FCC issued a Notice of Proposed Rulemaking to consider how to unify the regulation of intercarrier compensation. The FCC received numerous comments on the subject. Since then, the FCC has solicited additional comments from the industry on at least three occasions and is now considering the issue in the broader context of a “broadband plan.” It is not clear when the FCC will take final action on this issue. Should the FCC make changes to the status quo that result in a unification of intercarrier compensation rates, it could reduce bill reconciliation, dispute and litigation costs for the industry, including us. Should the FCC alter the rates associated with the various forms of intercarrier compensation, it could materially impact our cost of providing service.

Universal Service

Both the FCC and approximately 23 states administer “universal service” funds to provide for affordable local telephone service in rural and high-cost areas and to fund other social programs, such as Internet access to schools and libraries. In 2009, we expensed approximately $49 million related to payments to such funds. There are numerous regulatory and legislative efforts to reform universal service funding requirements and we cannot predict the outcome of these efforts.

On April 9, 2008, the FCC released a Notice of Apparent Liability for Forfeiture finding that subsidiaries of Global Crossing North America, Inc. apparently violated the Communications Act of 1934, as amended, and the FCC’s rules, by willfully and repeatedly failing to contribute fully and timely to the federal Universal Service Fund and the Telecommunications Relay Service Fund. The FCC alleged that, since emergence from bankruptcy, we have had a history of making our contributions to the funds late or, in certain months, making only partial contributions or not making any contributions. In June 2009, we agreed to a settlement of both this and another matter in a consent decree with the FCC that requires a total payment of approximately $3 million (in two equal installments, one of which was paid in July 2009 and the other of which was paid in January 2010) and adherence to a compliance plan for a period of three years.

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

Regulation in Mexico

Mexico maintains foreign ownership restrictions and, as a result, we operate in Mexico pursuant to a joint venture arrangement. Any changes to the foreign ownership rules may impact our joint venture arrangement and potentially the manner in which we operate in Mexico. The Mexican telecommunications industry is primarily regulated by the Ministry of Communications and Transportation (“SCT”) and the Federal Telecommunications Commission, an agency within the SCT. Several laws and regulations govern the provision of telecommunications services in Mexico, including the Law of General Means of Communication, the Federal Telecommunications Law (and its 2006 amendment), and the Telecommunications Regulations.

Market liberalization began in Mexico with the 1990 privatization of the incumbent telecommunications operator, now known as Telmex. The Mexican market for fixed line domestic and international long distance services opened to competition beginning in 1996, although Telmex remains the leading provider of fixed local and long distance telephone services in Mexico. On January 23, 2008, the Federal Competition Commission initiated an investigation to examine the existence of market power in four segments of the telecommunications market dominated by Telmex.

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

Under the Framework Directive (2002/21/EC), the EU has adopted a revised policy for dealing with the definition and regulation of significant market power. Regulatory remedies are being introduced in due course following a series of national reviews of telecommunications markets defined in accordance with Article 7 of the Framework Directive and Recommendations 2007/879/EC and C(2008)5925. Where a national regulator identifies market dominance that is considered susceptible to ex ante remedies then it is required to impose conditions on the dominant party/ies in order to ensure fair competition. At this time, a number of markets have been reviewed by regulators and ex ante conditions imposed which, in general, facilitate market entry and/or reduce the cost of access to incumbents’ networks. We anticipate that this process will continue during 2010.

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

At the present time, not all of the current 27 EU Member States have adopted or correctly adopted all the changes to their national laws to implement the EU’s telecommunications-related Directives. Since the EU telecoms rules entered into force, the Commission has opened a number of proceedings under Article 226 of the EC Treaty for some 95 cases of failure to correctly implement the rules. Many of the proceedings opened have now been closed while a number of cases are pending before the European Court of Justice. At the present time, some 20 cases remain open.

In June 2006, the Commission published new guidelines concerning the way in which Articles 81 and 82 of the EU Treaty (dealing with the anti-trust concept of abuse of dominance) should be interpreted by regulators.

On November 4, 2009, following two years of consideration from initial publication by the European Commission of a set of proposed reforms, the European Parliament and Council of Ministers agreed to implement a number of changes to the existing regime, comprising the “Better Regulation” Directive (Directive 2009/140/EC) and the “Citizens’ Rights” Directive (Directive 2009/136/EC), which are intended to improve the existing regulatory framework and ensure that the needs of users are more clearly defined, and one regulation establishing the Body of European Regulators for Electronic Communications (Regulation (EC) No 1211/2009). The legislation which transposes the two Directives above into national law must be passed by May 26, 2011.

In the U.K., the Office of Communications (“OFCOM”) has indicated that its policy focus is intended to support the growth of greater competition, innovation and investment certainty. A Strategic Review of the telecoms sector was completed in September 2005 and as a result of this initiative, the incumbent BT has established a separate “access services division” named “Openreach,” which controls and operates the physical network assets making up BT’s local access and backhaul networks. BT has undertaken to supply a range of wholesale products to all communications providers (including its own downstream operations) on the same timescales, terms and conditions (including price) and by the same systems and processes and, although this process has not yet been fully completed, some significant progress has been made towards this end. BT’s compliance with its obligations arising from the 2005 Strategic Review are regularly measured by both OFCOM and BT’s internal Equivalence of Access Board. From time to time, OFCOM proposes amendments to these undertakings and, following a process of open consultation, implements changes, the majority of which have historically been relatively minor in nature.

OFCOM has also recognized the need to create a new regulated interconnection model as the U.K. telecommunications market undergoes a move away from the traditional switched-circuit fixed line networks towards next-generation networks and services based on IP. Work on the development of these new models is ongoing and OFCOM has indicated in its draft Annual Plan for 2010/2011 that it intends to develop its policy in this area during the coming year. Additionally, OFCOM has signaled that it intends to implement new regulations with the objective of supporting effective competition and ensuring efficient investment in super fast broadband services. The effect on us of such action cannot be accurately predicted.

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

Below is a summary of certain of the regulations currently applicable to our Latin American operations, by country. The regulations apply equally to all of our operating entities within the region. We are in the process of consolidating our “legacy” operating entities in the Latin American region (i.e., those that pre-dated the Impsat acquisition), which are included in our ROW Segment, with the Impsat entities comprising the GC Impsat Segment.

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

Ecuador

The telecommunications industry in Ecuador is regulated by the Consejo Nacional de Telecomunicaciones (the “National Telecommunications Council”) and the Secretaria Nacional de Telecomunicaciones (the “National Telecommunications Secretary,” known as “SENATEL”) and is under the control and supervision of the Superintendencia de Telecomunicaciones (“Superintendent of Telecommunications”).

Peru

The telecommunications industry in Peru is regulated by the Supervisory Authority for Private Investment in Telecommunications (“OSIPTEL”) and the Ministry of Transportation and Communications (“MTC”). OSIPTEL is an independent regulatory body attached to the Office of the President of the Council of Ministers.

Under Peruvian law, the provision of public telecommunications services requires a concession. The functions related to the issuance of concessions and market access registration and the assignment of the radio spectrum for public telecommunications services are managed by the MTC’s General Directorate of Telecommunications. Since market liberalization became effective in August 1998, there has been no limitation on the issuance of concessions, except for services subject to natural limitations on grounds of scarce resources, as in the case of the radio spectrum.

Venezuela

The Venezuelan telecommunications industry is regulated by the Comisión Nacional de Telecomunicaciones (CONATEL), which is ascribed to and under the purview of the Ministry of Infrastructure. Venezuela opened its telecommunications market to competition on November 28, 2000. In 2007, the Venezuelan government nationalized the incumbent telecommunications operator, Compañia Anónima Nacional Teléfonos de Venezuela (“CANTV”). To date, the government has not indicated its intent to expand nationalization within the telecommunications sector.

Our legacy operating entity in Venezuela has been amalgamated with IMPSAT Venezuela, the operating entity within the GC Impsat Segment. As required by the Venezuelan Telecommunications Law of 2000, IMPSAT Venezuela has timely filed for the administrative title transformation of all of its concessions and licenses. The administrative title transformation is in process and remains pending due to delays attributable to CONATEL. Such delays affect most market operators and has thus far had no impact on IMPSAT Venezuela’s operations. Although three licenses held by IMPSAT Venezuela have expired, CONATEL has authorized it to continue operations while the licenses are transformed.

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

•

trends related to and management’s expectations regarding results of operations, required capital expenditures, integration of acquired businesses, revenues from existing and new lines of business and sales channels, OIBDA (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), gross margin, order volumes, expenses and cash flows, including but not limited to those statements set forth in Item 7; and

•	sales efforts, expenses, interest rates, foreign exchange rates, and the outcome of contingencies, such as regulatory, legal and tax proceedings and audits.

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

The global economy and capital and credit markets have been experiencing exceptional turmoil and upheaval. Many major economies entered significant recessions in 2008 which continued throughout much of 2009. Ongoing concerns about the systemic impact of potential long-term and wide-spread recession, volatile energy costs, volatile foreign currency markets, sovereign debt levels and associated default risk, geopolitical issues, the availability, cost and terms of credit, consumer and business confidence, substantially increased unemployment and the crisis in the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for both established and emerging economies, including those in which we operate. In the second half of 2008, added concerns fueled by government interventions in financial systems led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions contributed to economic uncertainty of levels not seen in over seventy years. The availability, cost and terms of credit have also been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in many cases cease to provide, credit to businesses and consumers. These factors have led to a substantial decrease in spending by businesses and consumers, and a corresponding decrease in or deferral of global infrastructure spending, which could impact future demand for our services. Turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing debt instruments and to access the capital markets and obtain capital lease and similar financing to meet liquidity needs.

We have incurred substantial operating losses since inception and will continue to experience negative cash flows.

For most periods since inception, we have incurred substantial operating losses. Although we expect our operating results to improve over time, there is no assurance that our business will generate sufficient cash flow from operations, that currently anticipated operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In 2010, operating cash flows will be adversely impacted by approximately $55 million of annual interest expense resulting primarily from the issuance of the 12% Senior Secured Notes and the associated refinancing in September 2009. We also anticipate lower IRUs and prepaid services than those realized in 2009. Despite these factors, in the short-term, we expect cash provided by operating activities (including IRUs and prepaid sales) to exceed purchases of property and equipment. This expectation is based in part on raising financing for such property and equipment from vendors and others in amounts somewhat lower than those arranged in 2009. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. This could prove more difficult given current conditions in the credit markets. If we are unable to arrange such financings, we may not be able to make all necessary capital and other expenditures to run and grow our business, including the expenditures that will be necessary to implement our operational imperatives. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our ability to generate positive cash flow over the long term is predicated on significant revenue growth in our target enterprise, carrier data and indirect sales channel, together with economies of scale expected from such growth. We can provide no assurances that we will be successful in these regards. If our cash flows do not improve, we would need to arrange financing facilities in order to continue as a going concern. We may be unable to arrange financing facilities on acceptable terms or at all. Adverse conditions in global capital and credit markets could make it more difficult for us to obtain financing on commercially acceptable terms or at all.

We may not be able to achieve anticipated economies of scale.

We expect that economies of scale will allow us to increase revenues while incurring incremental costs that are proportionately lower than those applicable to our existing business. If the increased costs required to support our revenue growth turn out to be greater than anticipated, we may be unable to improve our profitability and/or cash flows even if revenue growth goals are achieved. Adverse conditions in the world economy could temper our growth, although the value we offer prospective customers could attract business in a cost-saving environment. In addition, improvements in our cost structure in the short term become more difficult as the amount of potential savings decreases due to the success of past savings initiatives.

The sale of IRUs and similar prepayments for services continue to be an important source of cash flows for us, representing tens of millions of dollars of cash in most quarters.

If customers’ buying patterns were to change such that those traditionally buying IRUs were to switch to monthly payment plans, our liquidity would be adversely affected. Adverse conditions in the world economy and tightening of global credit markets could cause customers to change their buying patterns away from prepaid services and IRUs in order to conserve cash. In addition, the large dollar amounts and long sales cycles typically associated with IRU sales increase the volatility of our quarter-to-quarter cash flow results.

Access vendors could force us to accelerate payments to them, which would adversely impact our working capital and liquidity.

Cost of access represents our single largest expense and gives rise to material current liabilities. We actively manage our working capital through careful attention to our receivables and payables. In the past, certain telecommunications carriers from which we purchase access services demanded that we pay for access services on a more timely basis, which resulted in increased demands on our liquidity. If such demands were to continue to a greater degree than anticipated, or if access vendors were to insist on significant deposits to secure our access payment obligations, we could be prevented from meeting our cash flow projections and our long-term liquidity requirements. Current global economic and credit market conditions could cause access vendors to insist upon more timely payment or the provision of security deposits.

The covenants in our major debt instruments limit our financial and operational flexibility.

We and numerous of our subsidiaries have material indebtedness outstanding under the following debt instruments (collectively, the “Principal Debt Instruments”):

•	GCL’s $750 million aggregate original principal amount of 12% senior secured notes due 2015 (the “12% Senior Secured Notes”);

•	GCL’s $144 million aggregate original principal amount of 5.0% convertible senior notes due 2011 (the “5% Convertible Notes”); and

•

GCUK’s $200 million and 157 million pounds sterling aggregate principal amount (approximately $439 million combined at the exchange rate at December 31, 2009) of senior secured notes due 2014 (the “GCUK Notes” or “GCUK Senior Secured Notes”).

The Principal Debt Instruments generally contain covenants and events of default that are customary for high-yield debt facilities, including limitations, on:

•	incurring or guaranteeing additional indebtedness and issuing preferred stock;

•	dividend and other payments to holders of equity and subordinated debt;

•	investments or other restricted payments;

•	asset sales, consolidations, and mergers;

•	creating or assuming liens; and

•	transactions with affiliates.

These covenants impose significant restrictions on the ability of entities in our ROW and GC Impsat segments to make intercompany funds transfers to entities in our GCUK segment and vice versa. In addition, the covenants in the 12% Senior Secured Notes indenture impose certain limitations on the ability of entities in our ROW and GC Impsat segments to make intercompany funds transfers to other entities in those segments that have not granted liens on their assets to secure the 12% Senior Secured Notes.

Additionally, the certificate of designations governing our 2% Cumulative Preferred Shares (the “GCL Preferred Stock”) requires the holder’s approval for certain major corporate actions of us and/or our subsidiaries. See Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters—Description of Global Crossing Equity Securities.”

Finally, many of our assets are leased by us under capital lease facilities (the “Capital Lease Facilities”) that contain non-financial covenants which require specific tracking and reporting procedures for the physical location of the leased assets. The failure to meet these covenants allows the lessor to accelerate payments under the lease. We have in the past failed to meet such non-financial covenants in certain Capital Lease Facilities.

A failure to comply with the restrictions or covenants contained in our Principal Debt Instruments or certain Capital Lease Facilities could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would have a material adverse effect on our business, results of operations and financial condition. If the indebtedness under any of our Principal Debt Instruments or material Capital Lease Facilities were to be accelerated, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under any capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain of our debt instruments.

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

If we become subject to increased levels of taxation or if tax contingencies are resolved adversely, our results of operations could be adversely affected. Due to the international nature of our operations, we are subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our business, results of operations and financial condition. While we believe that our current tax provisions are reasonable and appropriate, we cannot be assured that these items will be settled for the amounts accrued or that additional exposures will not be identified in the future. We have material tax-related contingent liabilities that are difficult to predict or quantify. See “Legal Proceedings” in Item 3 and Note 20, “Commitments, Contingencies and Other” to our consolidated financial statements included in this annual report on Form 10-K.

The Ministry of Finance in Bermuda has granted a tax assurance to GCL and its Bermuda incorporated subsidiaries under the Exempted Undertakings Tax Protection Act, 1966, which expires in 2016.

GCL and its Bermuda incorporated subsidiaries have received an assurance from the Ministry of Finance granting an exemption, until March 28, 2016, from the imposition of tax under any applicable Bermuda law computed on profits or income or computed on any capital asset, gain or appreciation, or on any tax in the nature of estate, duty or inheritance tax, provided that such an exemption shall not prevent the application of any such tax or duty to such persons as are ordinarily resident in Bermuda and shall not prevent the application of any tax payable in accordance with the provisions of the Land Tax Act, 1967 or otherwise payable in relation to land in Bermuda leased to GCL or its Bermuda incorporated subsidiaries. To date, the Ministry of Finance has given no indication that the Ministry would extend the term of the assurance beyond 2016 or would not change the tax treatment afforded to exempted companies either before or after 2016.

We may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.

We and certain of our subsidiaries are Bermuda-based companies, and we believe that a significant portion of our income will not be subject to tax in Bermuda, which currently has no corporate income tax, or in other countries in which we conduct activities or in which our customers are located, including the United States and the United Kingdom. This belief is based on our current position under the tax laws of the countries in which we have assets or conduct activities. This position is subject to review and possible challenge by taxing authorities and to possible changes in law that may have a retroactive effect. In addition, tax legislation and regulations are proposed from time to time in various jurisdictions, which, if adopted, could have a material adverse effect on our results of operations. For example, in December 2006, the U.S. Department of the Treasury finalized regulations with respect to the source of international and other types of communications income. The regulations as adopted could, under certain circumstances, subject us to U.S. withholding tax on a significant portion of our income, possibly even if we are not found to have engaged in a trade or business within the United States or to have had an office or other fixed place of business in the United States.

Our pension plans may require additional funding and negatively impact our cash flows.

Certain North American and European hourly and salaried employees are covered by our defined benefit pension plans. On December 31, 1996, our North American plan was frozen and all employees hired thereafter are not eligible to participate in the plan. Our U.K. plans were closed to new employees on December 31, 1999. Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. As of December 31, 2009, the projected benefit obligation under our pension plans was approximately $89 million ($14 million for U.S. plans and $75 million for U.K. plans) and the value of plan assets was approximately $77 million ($17 million for

US plans and $60 million for U.K. plans), resulting in our pension plans being underfunded by approximately $12 million, of which $4 million is attributable to participants of the plans and is therefore not a liability of GCL. If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows from operations, decrease borrowing capacity and increase interest expense.

Risks Related to Our Business Operations

We are subject to several unpredictable factors that may adversely impact our results of operations.

Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Some of the primary factors that may affect our results of operations include the following:

•	changes in pricing policies or the pricing policies of our competitors;

•	general economic conditions as well as those specific to our industry;

•	demand for our higher margin services;

•	costs of acquisitions, including the integration of such acquisitions;

•	changes in regulations and regulatory rulings or interpretations; and

•	changes in tax law or policy.

A delay in generating revenue or the timing of recognizing revenue and expenses could cause significant variations in our operating results from quarter to quarter. Results in future quarters may be below analysts’ and investors’ expectations, as well as our own forecasts.

Our rights to the use of the fiber that make up our network may be affected by the financial stability of our fiber providers.

The majority of our North American network and some of the other transmission facilities comprising our global network are held by us through long-term leases or IRU agreements with various companies that provide us access to fiber owned by them. The bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of our network and ultimately on our results of operations. To our knowledge, the rights of the holder of such rights in strands of fiber in the event of bankruptcy have not been specifically addressed by the judiciary at the state or federal level in the U.S. or in most of the foreign jurisdictions in which we operate and, therefore, our rights with respect to fiber agreements under such circumstances are unclear. In addition, the laws governing the ability of fiber providers to provide us access to their fibers pursuant to long-term leases and IRU agreements vary by jurisdiction and, in some cases, the term of such leases and agreements may be limited by law. Our providers, along with certain of our subsidiaries, also are parties to legal proceedings the outcome of which may affect our rights to use certain portions of our network. See Item 3, “Legal Proceedings—Qwest Rights of-Way Litigation.”

We may not be able to continue to connect our network to incumbent carriers’ networks or maintain Internet peering arrangements on favorable terms.

We must be party to interconnection agreements with incumbent carriers and certain independent carriers in order to connect our customers to the PSTN. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets. In Europe, although certain rights to interconnect with other networks are subject to legal and regulatory protection, new IP-based networking technologies are becoming more generally adopted within the industry and new commercial and charging models are being developed for interworking between these networks. The extent to which such new models may affect our business is still uncertain. Peering agreements with Internet service providers allow us to access the Internet and exchange transit for free with these providers. Depending on the relative size of the carriers involved, these exchanges may be made without settlement charge. Recently, many Internet service providers that previously offered peering have reduced or eliminated peering relationships or are establishing new, more restrictive criteria for peering and an increasing number of these service providers are seeking to impose charges for transit. Increases in costs associated with Internet and exchange transit could have a material adverse effect on our margins for our products that require Internet access. We may not be able to renegotiate or maintain peering arrangements on favorable terms, which would impair our growth and performance.

The Network Security Agreement imposes significant requirements on us. A violation of the agreement could have severe consequences.

The Network Security Agreement imposes significant requirements on us related to information storage and management; traffic routing and management; physical, logical, and network security arrangements; personnel screening and training; corporate governance practices; and other matters. While we expect to continue to comply fully with our obligations under the Network Security Agreement, it is impossible to eliminate completely the risk of a violation of the agreement. The consequences of a violation of the Network Security Agreement could be severe, potentially including the revocation of our FCC licenses in the U.S., which would result in the cessation of our U.S. operations and would have a material adverse effect on our business, results of operations and financial condition.

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

Each of our systems is subject to the risks inherent in large-scale, complex fiber-optic telecommunications systems including (i) equipment breakdowns; (ii) service interruptions; (iii) power outages; (iv) software defects; (v) security breaches; (vi) physical damage to access lines and equipment and (vii) natural disasters. The operation, administration, maintenance and repair of our systems require the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world and require significant operating and capital expenses. Our systems may not continue to function as expected in a cost-effective manner. For example, as our network elements become obsolete or reach their design life capacity, our operating and capital expenses could significantly increase depending on the nature and extent of repairs or replacements. The failure of the hardware or software to function as required could render a cable system unable to perform at design specifications or at all, which could have a material adverse impact on our business, results of operations and financial condition.

Furthermore, interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In particular, a failure of our operations support systems could adversely affect our ability to process orders and provision sales, and to bill for services efficiently and accurately, all of which could cause us to suffer customer dissatisfaction, loss of business, loss of revenue or the inability to add customers on a timely basis, any of which would adversely affect our revenues. In addition, because many of our services are critical to our customers’ businesses, a significant interruption in service could result in lost profits or other loss to customers. Although we attempt to disclaim liability for these losses in our service agreements, a court might not enforce a limitation on liability under certain conditions, which could expose us to financial loss. In addition, we often provide customers with guaranteed service level commitments. If we are unable to meet these guaranteed service level commitments for whatever reason, we may be obligated to provide our customers with credits, generally in the form of free service for a short period of time, which could negatively affect our operating results and we may be exposed to other liabilities.

We may not be able to retain our key management personnel or attract additional skilled management personnel.

We depend on key members of our senior management team to remain competitive and achieve our strategic goals. Our inability to retain our key management personnel or to continue to attract skilled management personnel could have a material adverse effect on our business, results of operations and financial condition.

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

While we do not believe that there exists any technology patented by others, or other intellectual property owned by others, that is necessary for us to provide our services and that is not now subject to a license allowing us to use it, from time to time we receive claims from third parties in this regard and there can be no assurances as to our ability to defend against those claims successfully. If such intellectual property is owned by others and not licensed by us, we would have to negotiate a license for the use of that intellectual property. We may not be able to negotiate such a license at a price that is acceptable or at all. This could force us to cease offering products and services incorporating such intellectual property, and adversely affecting our business, results of operations and financial condition.

We may not be successful in making or integrating acquisitions with our business or may not be able to realize the benefits we anticipate from such acquisitions.

We have in the past, and may in the future, pursue acquisitions to grow our business. The process of integrating acquisitions with our business so that the consolidated business operates as efficiently as possible requires significant corporate resources, and such efficiencies will be limited to some degree by our Principal Debt Instruments and Capital Lease Facilities. In addition, this process could cause the interruption to, or a loss of momentum in, the activities of our or our acquisitions’ businesses, including customer service, which could have a material adverse effect on our business, results of operations and financial condition. The management of the integration of the businesses, systems and culture of our acquisitions requires the continued development of our financial and management controls, including the integration of information systems and structure, the integration of product offerings and customer base, the integration of networks, the retention of current personnel and the training of new personnel, all of which could disrupt the timeliness of financial information, place a strain on our management resources and require significant expenditure. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the business could have a material adverse effect on our business, results of operations and financial condition.

We have substantial international operations and face political, legal, tax, regulatory and other risks from our operations in foreign jurisdictions.

We derive a substantial portion of our revenue from international operations and have substantial physical assets in several jurisdictions along our routes, including Venezuela, Ecuador, Argentina and other countries in Latin America, Asia and Europe. In addition, we lease capacity and obtain services from carriers in those and other regions. As a result, our business is subject to particular risks from operating in some of these areas, including: uncertain and rapidly changing political, regulatory and economic conditions, including the possibility of civil unrest, vandalism affecting cable assets, terrorism, armed conflict or the seizure or nationalizing of private property; unexpected changes in regulatory environments and trade barriers; interruptions to essential energy inputs; exchange and/or transfer restrictions related to foreign currency; direct and indirect price controls; cancellation of contract rights; delays or denial of government approval; exposure to new or different accounting, legal, tax and regulatory standards; burdensome tax, customs, duties or regulatory assessments based on new or differing interpretations of law or regulations; and difficulties in staffing and managing operations consistently through our several operating areas. These risks significantly increased as a result of our acquisition of the operations of Impsat in Latin America. In addition, managing operations in multiple jurisdictions may place further strain on our ability to manage growth.

We are subject to the Foreign Corrupt Practices Act (the “FCPA”) and other anticorruption laws, and our failure to comply therewith could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that we, our employees and agents comply with the FCPA, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. As previously disclosed, between 2004 and 2006 (prior to our acquisition of Impsat in May 2007), Impsat paid approximately $23,000 (based on the exchange rate at the time of payment) to government officials to allow performance of construction work notwithstanding the fact that required permits were not obtained. Also as previously disclosed, the Colombian National Attorney General (Procuraduría General de la Nación (“NAG”)) published a decision in November 2007 finding (as part of broader allegations unrelated to Impsat) that funds originated with Impsat had been used by a contractor retained by Impsat to bribe an official within Colombia’s homeland security agency (Departamento Administrativo de Seguridad (“DAS”)).

Impsat retained the contractor in question in 2003 and paid him approximately $44,000 (based on the exchange rate at the time of payment) in 2004; we have not been able to determine whether any of these funds went to DAS officials. The NAG’s decision included a referral of the report and its findings to the criminal prosecutor, and the referral included specific reference to Impsat. One DAS official has been criminally convicted in connection with a related investigation, and criminal proceedings are pending against two other individuals (including a former senior official at DAS). We have brought these matters to the attention of the U.S. Securities and Exchange Commission, which has commenced a preliminary inquiry into the matter. We are cooperating with that inquiry, which may result in legal action. At this point we are unable to predict the duration, scope or result of that inquiry. We also notified the U. S. Department of Justice. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and results of operations.

We are exposed to significant currency transfer restrictions and currency exchange rate risks and our net loss may suffer due to currency translations.

Certain of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our net loss may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and we cannot or do not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies (such as the devaluation of the Venezuelan bolivar discussed below) relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenues are denominated in those currencies.

We conduct a significant portion of our business using the British Pound Sterling, the Euro and the Brazilian Real. Appreciation of the U.S. dollar adversely impacts our consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. However, if the U.S. dollar appreciates significantly, future revenues, operating income and operating cash flows could be materially affected. In addition, the appreciation of the U.S. dollar relative to foreign currencies reduces the U.S. dollar value of cash balances held in those currencies.

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

We are subject to some limitations on the ability of our Venezuelan operations to expatriate cash and may be subject to similar restrictions elsewhere in the future. In Venezuela, the official bolivares—U.S. dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas (“CADIVI”) and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks. We cannot predict if and when we will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of receipt of such approval. As of December 31, 2009, approximately $53 million (valued at the fixed official rate) of our cash and cash equivalents were held in Venezuelan bolivars. For 2009, our Venezuelan subsidiary generated approximately $57 million of our consolidated revenue and $26 million of our consolidated OIBDA at the fixed official rate. As of December 31, 2009, our Venezuelan subsidiary had $47 million of net monetary assets of which $5 million and $42 million were denominated in U.S. dollars and Venezuelan bolivars, respectively. The official exchange rate is 2.15 bolivars to the U.S. dollar at December 31, 2009. The estimated exchange rate on the parallel market is between 5.82 and 5.97 bolivars to the U.S. dollar at December 31, 2009. On January 8, 2010, the Venezuelan government announced the devaluation of the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivars to the U.S. dollar to 4.30 for non-essential goods (which is deemed to include telecommunications services). If enacted prior to December 31, 2009, this devaluation would have reduced our unrestricted cash and cash equivalents and net monetary assets by approximately $27 million and $21 million, respectively, based on the bolivars balances as of December 31, 2009. The devaluation of our net monetary assets will result in a foreign exchange loss recognized in our consolidated statement of operations in the first quarter of 2010. If we elected, or were required, to convert our Venezuelan subsidiary’s cash balances into U.S. dollars using unofficial, parallel currency-exchange mechanisms that may be available from time to time, material currency exchange losses would likely be incurred in the period of conversion. Additionally, if we further determined that the unofficial parallel rate should be used in the future to measure bolivar-based assets, liabilities and transactions, reported results could be further adversely affected.

Economic and political conditions in Latin America pose numerous risks to our operations.

Our business operations in the Latin American region constitute a material portion of our business. As events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Furthermore, events in recent years in other developing markets have placed pressures on the stability of the currencies of a number of countries in Latin America in which we operate, including Argentina, Brazil, Colombia and Venezuela. While certain areas in the Latin American region have experienced economic growth, this recovery remains fragile. Pressures on local currencies are likely to have an adverse effect on our customers. Volatility in regional currencies and capital markets could also have an adverse effect on our ability and that of our customers to gain access to international capital markets for necessary financing, refinancing and repatriation of earnings.

In addition, any changes to the political and economic conditions in certain Latin American countries could materially and adversely impact our future business, operations, financial condition and results of operations. For example, in January 2007, the Venezuelan National Assembly issued an Enabling Law allowing the President of Venezuela to carry out the nationalization of certain businesses in the electricity and energy sectors, as well as Venezuela’s largest telecommunications company, Compañía Anónima Nacional Teléfonos de Venezuela (“CANTV”). CANTV was nationalized in the same year. A statement from the Venezuelan minister of telecommunications and director of the Comisión Nacional de Telecomunicaciones, the country’s telecommunications regulatory authority, has indicated that the nationalization of CANTV does not imply the nationalization of the telecommunications sector as a whole. However, there can be no assurance that such nationalization plans will not also extend to other businesses in the telecommunications sector, including our business. The government has also announced plans to modify the telecommunications law, and we cannot predict the impact of such amendments to our business. In addition, a referendum held on February 15, 2009, approved an amendment to the nation’s constitution removing presidential term limits.

Inflation and certain government measures to curb inflation in some Latin American countries may have adverse effects on their economies, our business and our operations.

Some Latin American countries have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of these countries. Governmental actions taken in an effort to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty at times in most Latin American countries. These countries may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. In addition, if any of these countries experience high rates of inflation, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures. A high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business, results of operations and financial condition.

Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.

Various agencies of the U.K. Government together represented approximately 49%, 47% and 47% of the GCUK Segment’s revenues in 2009, 2008 and 2007, respectively. Many of GCUK’s government contracts contain broad change of control provisions that permit the customer to terminate the contract if GCUK undergoes a change of control. A termination in many instances gives rise to other rights of the government customer, including, in some cases, the right to purchase some of GCUK’s assets used in servicing those contracts. Some change of control provisions may be triggered when any lender (other than a bank lender in the normal course of business) or a noteholder or group of noteholders would have the right to control GCUK or the majority of GCUK’s assets upon any event, including upon bankruptcy. If GCUK’s noteholders have the right to control GCUK or the majority of GCUK’s assets upon such event, it could be deemed to be a change of control of GCUK. Similarly, if ST Telemedia’s ownership interest in Global Crossing falls below certain levels, it could be deemed to be an indirect change of control of GCUK. In addition, most of GCUK’s government contracts do not include significant minimum usage guarantees. Thus, the applicable customers could simply choose not to use GCUK’s services and move to another telecommunications provider. If any of GCUK’s significant government contracts were terminated as a result of a change of control or otherwise, or if the applicable customers were to significantly reduce the services that they purchase under these contracts, we could experience a material and adverse effect on our business, results of operations and financial condition. In addition, one of GCUK’s principal customer relationships is with the UK Foreign and Commonwealth Office (“FCO”), to whom GCUK provides an international telecommunications network known as the FTN. GCUK’s contract to provide the FTN is scheduled to expire in May 2010. GCUK has entered into transition arrangements in respect of the FCO’s migration to the replacement provider for the FTN.

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

In the U.K., the OFCOM is encouraging new operators to build their own infrastructures to compete with BT and during recent years, BT has made significant progress towards completing construction of a new, IP based network which it refers to as a “21st Century” network. At present, it is not clear how operators will connect with this network or as to how and at what level BT will charge for access to the network. In January 2010, discussions were initiated between BT and communications providers, including us, on the interconnect nodes that will be available for calls originating on Voice over “Next Generation Access” (“VoNGA”) lines and how migration from TDM to IP Interconnect for VoNGA will take place. Regulation has historically provided for the expansion of competition in the marketplace and the subsequent lowering of tariffs charged across the industry. However, there is no way to know what regulatory actions OFCOM and other governmental and regulatory agencies may take in the future. Individually and collectively, these matters could have negative effects on our U.K. business, which could materially and adversely affect our consolidated business, results of operations and financial condition.

Many of our competitors have superior resources, which could place us at a cost and price disadvantage.

Many of our existing and potential competitors have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, more ubiquitous network reach, and significantly larger installed customer bases. As a result, many of our competitors can raise capital at a lower cost than we can, and they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities (including regulatory changes) more readily, and devote greater resources to the development, marketing and sale of products and services than we can. Also, our competitors’ greater brand name recognition may require us to price our services at lower levels in order to win business. Our competitors’ financial advantages may give them the ability to reduce their prices for an extended period of time if they so choose. Many of these advantages are expected to increase with the trend toward consolidation by large industry participants. Continued industry consolidation could further strengthen our competitors and adversely affect our prospects.

Failure to develop and introduce new services could affect our ability to compete in the industry.

We continuously develop, test and introduce new communications services that are delivered over our communications network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may be dependent on reaching mutually-acceptable terms with vendors and on vendors meeting their obligations in a timely manner.

In addition, new service offerings may not be widely accepted by our customers. If our new service offerings are not widely accepted by our customers, we may terminate those service offerings and we may be required to impair any assets or technology used to develop or offer those services. If we are not able to successfully complete the development and introduction of new services in a timely manner, our business, results of operations and financial condition could be materially adversely affected.

Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

The telecommunications industry is subject to rapid and significant changes in technology, evolving industry standards, changing customer needs, emerging competition and frequent new product and service introductions. The future success of our business will depend, in part, on our ability to adapt to these factors in a timely and cost-effective manner. If we do not replace or upgrade technology and equipment that becomes obsolete, or if the technology choices we make prove to be incorrect, ineffective or unacceptably costly, we will be unable to compete effectively because we will not be able to meet the expectations of our customers, which would have a material adverse effect on our business, results of operations and financial condition.

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

In the ordinary course of constructing our networks and providing our services we are required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we operate, as well as rights-of-way from utilities, railroads, incumbent carriers and other persons. We also must comply with a variety of regulatory obligations. Due to the political and economic risks associated with the countries in which we operate, we cannot assure you that we will be able to maintain our licenses or that they will be renewed upon their expiration. Our failure to obtain or maintain necessary licenses, authorizations and rights-of-way, or to comply with the obligations imposed upon license holders including the payment of fees, in one or more countries, may result in sanctions or additional costs, including the revocation of authority to provide services in one or more countries.

Our operations around the world are subject to regulation at the regional level (e.g., European Union), the national level (e.g. FCC) and, in many cases, at the state, provincial, and local levels. The regulation of telecommunications networks and services around the world varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other forums are available to address these inadequacies or disputes. Our inability or failure to comply with the telecommunications laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries as well as the level of fees and taxes payable to the government, and may have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to our Common Stock

We have a very substantial overhang of common stock and a majority shareholder that owns a substantial portion of common stock and securities convertible into our common stock. Future sales of our common stock by our majority shareholder could significantly increase the market supply of such shares and future acquisitions by our majority shareholder will decrease the liquidity of our common stock, each of which may negatively affect the market price of our shares and impact our ability to raise capital.

As of February 1, 2010, there were 60,227,150 shares of our common stock outstanding, 18,000,000 shares of common stock reserved for issuance upon the conversion of our outstanding convertible preferred stock and 6,255,440 shares of common stock reserved for issuance upon conversion of our 5% Convertible Notes. We also have a significant number of shares of common stock reserved for issuance upon the exercise of outstanding stock options and vesting of unvested restricted stock units (see Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters—Equity Compensation Plan Information”).

As of February 1, 2010, STT Crossing, a wholly-owned subsidiary of ST Telemedia, beneficially owned over 60.5% of our capital stock. Although the shares beneficially owned by STT Crossing are not freely transferable under the Securities Act, ST Telemedia has the contractual right to require us to register sales of such restricted stock at any time.

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

Federal law generally prohibits more than 25% of GCL’s capital stock to be owned by foreign persons.

Ownership of GCL’s common stock is governed in part by the Communications Act of 1934, as amended. Other than ownership by ST Telemedia and its affiliates, which cannot exceed 66.25% without prior FCC approval, foreign ownership of GCL’s capital stock (i.e., total equity interests held by non-U.S. persons) generally cannot exceed 25% without prior FCC approval. Although we monitor foreign ownership in our capital stock, we cannot necessarily detect or control it and could be subject to governmental penalties if trading in our capital stock resulted in foreign ownership in excess of 25% without prior FCC approval.

ST Telemedia is our majority stockholder.

A subsidiary of ST Telemedia owns over 60.5% of GCL’s outstanding capital stock. As a result, ST Telemedia has the power to elect the majority of GCL’s directors. Under applicable law, GCL’s articles of association and bye-laws and the certificate of designations for GCL’s preferred stock, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers, certain acquisitions and dispositions, issuances of additional equity securities (with certain enumerated exceptions), incurrences of indebtedness above specified amounts, the making of capital expenditures in excess of specified amounts, and amendments to our articles of association and bye-laws. GCL’s bye-laws include significant additional corporate governance rights of ST Telemedia. These rights effectively dilute the rights of other shareholders.

A sale by ST Telemedia of a significant portion of its shareholdings in us could trigger contractual provisions tied to a change in control of our company. For example, a change in control could result in the termination of significant contracts with U.K. government customers, the requirement that we offer to purchase the 12% Senior Secured Notes and GCUK Notes at a price equal to 101% of their outstanding principal amounts plus accrued and unpaid interest and the 5% Convertible Notes at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, and the acceleration of the vesting of stock options and other incentive compensation awards granted to our directors and employees.

Other Risks

We are exposed to legal proceedings and contingent liabilities, including those related to Impsat, that could result in material losses that we have not reserved against.

We are a party to various legal proceedings described in Item 3, “Legal Proceedings” and are subject to certain important contingent liabilities described more fully in Note 20, “Commitments, Contingencies and Other” to our consolidated financial statements included in this annual report on Form 10-K. If one or more of these legal proceedings or contingent liabilities were to be resolved in a manner adverse to us, we could suffer losses that are material to our business, results of operations and financial condition. We have not established reserves for many of these contingent liabilities and those for which reserves have been established could be adversely resolved at levels exceeding the reserved amounts. Certain of these contingent liabilities could have a material adverse effect on our business, results of operations and financial condition in addition to the effect of any potential monetary judgment or sanction against us. Furthermore, any legal proceedings, regardless of the outcome, could result in substantial costs and diversion of resources that could have a material adverse effect on our business, results of operations, and financial condition. Assets and entities that we acquired from Impsat, or may acquire from future acquisitions, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse to the entity from which the business was acquired (or its stakeholders).

Our real estate restructuring reserve represents a material liability, the calculation of which involves significant estimation.

As of December 31, 2009, our real estate restructuring reserve related to 2003 and prior restructuring plans aggregated $94 million of continuing building lease obligations and broker commissions, offset by anticipated receipts of $34 million from existing subleases and $47 million from subleases projected to be entered into in the future. Although we believe these estimates to be reasonable, actual sublease receipts could turn out to be materially less than we have estimated.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings in the ordinary course of business or otherwise. In accordance with the accounting for contingencies as governed by ASC Topic 450, “Contingencies” (“ASC Topic 450”), we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range of the expected loss and no amount in the range is more likely than any other amount, we accrue at the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although we believe we have accrued for the following matters in accordance with ASC Topic 450, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable developments in, or resolution or disposition of, one or more of these contingencies. The following is a description of our current material legal proceedings.

AT&T Corp. (SBC Communications) Claim

On November 17, 2004, AT&T’s LEC affiliates commenced an action against us and other defendants in the U.S. District Court for the Eastern District of Missouri. The complaint and amended complaint allege that we, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic to avoid the payment of interstate and intrastate access charges.

Plaintiffs allege that they have been damaged in the amount of approximately $20 million for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. On August 23, 2005, the Court referred a comparable case to the FCC and the FCC has sought comments on the issues referred by the Court. We filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization (the “Plan of

Reorganization”) of the GC Debtors which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. In an order dated September 25, 2009, the Court ordered the plaintiffs to provide the Court with a status report on all FCC proceedings that relate to the litigation or address the question of the applicability of access charges on VOIP traffic by December 30, 2009 and ordered the parties to submit a case management order by January 8, 2010 in the event that the Court lifts the stay currently governing this proceeding. The plaintiffs filed their status report with the Court and the parties filed a case management order. The parties disagree on whether, in the event that the Court lifts the stay, the Court should permit discovery pending dispositive motions or rule on any such motions that may be filed.

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

Qwest Rights-of-Way Litigation

A large portion of our North American network comprises indefeasible rights of use purchased from Qwest Communications Corporation on a fiber-optic communications system constructed by Qwest within rights-of-way granted to certain railroads by various landowners. In May 2001, a purported class action was commenced on behalf of such landowners in the U.S. District Court for the Southern District of Illinois against Qwest and three of our subsidiaries, among other defendants. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber-optic cable for use by Qwest or any other entities. The action seeks actual damages in an unstated amount and alleges that the wrongs done by us involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. We made a demand of Qwest to defend and indemnify us in the lawsuit. In response, Qwest has appointed defense counsel to protect our interests.

The plaintiffs’ claims against us relating to periods of time prior to our January 28, 2002 bankruptcy filing were discharged in accordance with our Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, we could lose our ability to operate large portions of our North American network, although we believe that we would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which we originally purchased this capacity. As part of a global resolution of all bankruptcy claims asserted against us by Qwest, Qwest agreed to reaffirm its obligations of defense and indemnity to us for the assertions made in this claim. Since then, attempts have been made to settle many of the class action lawsuits that have been pending against Qwest regarding the rights of way issue. In 2002, a proposed settlement was submitted to the U.S. District Court for the Northern District of Illinois and was preliminarily approved by the District Court, but rejected by the Court of Appeals for the Seventh Circuit in 2004. During 2008, the parties to the various class actions reached preliminary agreement to settle all of the pending cases and the parties submitted to the U.S. District Court for Massachusetts a motion for class certification and for approval of the proposed settlement. The District Court granted preliminary approval of the settlement and a number of objections to the settlement were filed. In a memorandum and order dated September 10, 2009, the District Court concluded that it did not have subject matter jurisdiction over the claims, denied final approval of the settlement and dismissed the case in its entirety. A number of the plaintiff groups then requested the Court to modify its decision. In a revised memorandum and order dated December 9, 2009, the Court reiterated its holding that the Court lacked subject matter jurisdiction over the claims and dismissed the case.

Foreign Income Tax Audit

A tax authority in South America issued a preliminary notice of findings based on certain tax audits for calendar years 2001 and 2002. The examiner’s initial findings took the position that we incorrectly documented our importations and incorrectly deducted our foreign exchange losses against our foreign exchange gains on loan balances. An official assessment of $26 million, including potential interest and penalties, was issued in 2005. Due to accrued interest and foreign exchange effects the total exposure has increased to $59 million. We challenged the assessment and commenced litigation in September 2006 to resolve our dispute with the tax authority.

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber-optic cable, which was constructed, owned and operated by PCL. PCL asserts that we and Asia Global Crossing, a former subsidiary of ours, breached our fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by us and Asia Global Crossing on behalf of PCL. To the extent that PCL asserted the foregoing claims were prepetition claims, PCL has settled and released such claims against us.

During the pendency of our Chapter 11 proceedings, on January 14, 2003, PCL filed an administrative expense claim in the GC Debtors’ bankruptcy court for approximately $8 million in post-petition services plus unliquidated amounts arising from our alleged breaches of fiduciary duty and misallocation of PCL’s revenues. We objected to the claim and asserted that the losses claimed were the result of operational decisions made by PCL management and its corporate parent, Asia Global Crossing. On February 4, 2005, PCL filed an amended claim in the amount of approximately $79 million claiming we failed to pay revenue for services and maintenance charges relating to PC-1 capacity and failed to pay PCL for use of the related cable stations and seeking to recover a portion of the monies received by us under a settlement agreement entered into with Microsoft Corporation and an arbitration award against Softbank. We filed an objection to the amended claim seeking to dismiss, expunge and/or reclassify the claim and PCL responded by filing a motion for partial summary judgment claiming approximately $22 million for the capacity, operations and maintenance charges and co-location charges and up to approximately $78 million for the Microsoft and Softbank proceeds. PCL’s claim for co-location charges (which comprised approximately $2 million of the total claim) was settled.

In October 2009, the parties agreed to settle all remaining claims in this matter, subject to Bankruptcy Court approval. We have agreed to pay $6.5 million in two equal installments of $3.25 million. The Bankruptcy Court approved the settlement agreements and the payments were made in accordance with the settlement agreements.

Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses and related statutory penalties, fines, costs and expenses as a result of their separation from Impsat after our acquisition of Impsat. One such case, initiated by a former director and officer of Impsat in October 2007, was settled in July 2009 (see Note 3, “Restructuring Activities,” to our consolidated financial statements included in this annual report on Form 10-K for further information). The asserted claims of the remaining claimants (including accrued interest and attorneys fees) aggregate approximately $25 million.

We have been in negotiations with the remaining claimants over the amount of their claims and other issues arising out of their departure. The status of the legal proceedings brought by these remaining claimants is as follows. In November 2007, a former officer served us a complaint claiming damages. The case is now in the evidentiary stage. In July 2008, a former officer commenced formal judicial proceedings on his claim and we responded seeking dismissal of the claim based on lack of jurisdiction. Such defense was rejected by the court and the case will now continue. The case is now in the evidentiary stage. In March 2009, this same former officer served us with an additional complaint for damages in another jurisdiction. The case is currently in the evidentiary stage. In July 2009, two additional executives notified us regarding claims for salary differences that they allegedly are entitled to receive and other labor-related claims that they intend to pursue. On September 14, 2009 those two executives notified us that, effective as of such date, they considered themselves constructively dismissed due to our failure to address their claims. Mandatory mediation hearings on each of the claims held during October 2009 did not resolve them and the former employees are now permitted to file a judicial claim. We expect formal litigation will be commenced on each of the claims. We have replied in each case and will continue to defend against these claims.

Brazilian Tax Claims

In November 2002 and in October 2004, the Brazilian tax authorities of Parana and Sao Paulo, respectively, issued two tax infraction notices against Impsat for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interest that amount to approximately $9 million. The notices informed Impsat Brazil that the taxes were levied because a specific document (Declaração de Necessidade—“Statement of Necessity”) was not provided by Impsat Brazil at the time of importation, in breach of MERCOSUR rules. Oppositions were filed on behalf of Impsat Brazil arguing that the Argentine exporter (Corning Cable Systems Argentina S.A.) complied with the MERCOSUR rules. In the case of the Sao Paulo infraction notice, a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to the official compulsory review by the Federal Taxpayers Council. In the case of the Parana infraction notice, an unfavorable administrative decision was granted, and we will take available judicial measures to appeal such decision.

In December 2004 and in March 2009, the tax authorities of the State of São Paulo, in Brazil, issued two infraction notices against Impsat Brazil for the collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. Both assessments amount to approximately $21 million. A defense against the December 2004 assessment was filed on behalf of Impsat Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the State Administrative Court; however, we will seek judicial action to remove the tax assessment. A defense against the March 2009 assessment was also filed on behalf of Impsat Brazil, and the final administrative decision is still pending.

In addition, in April 2009, the tax authorities of the State of São Paulo issued an infraction notice against Impsat Brazil for the collection of ICMS supposedly due on the sale of internet access services by comparing such activity to communications services, on which the ICMS state tax is actually levied. This assessment amounts approximately to $7 million. Defenses were filed on behalf of Impsat Brazil, arguing that the provision of internet access services could not be treated as a communication service subject to ICMS. Final administrative decision is still pending.

We believe that there are reasonable grounds to have all of the Brazilian tax assessments cancelled.

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

Customer Bankruptcy Claim

During 2007 we commenced default and disconnect procedures against a customer for breach of a sales contract based on the nature of the customer’s traffic, which renders the contract highly unprofitable to us. After the process was begun, the customer filed for bankruptcy protection, thereby barring us from taking further disconnection actions against the customer. We commenced an adversary proceeding in the bankruptcy court, asserting a claim for damages for the customer’s alleged breaches of the contract and for a declaration that, as a result of these breaches, the customer may not assume the contract in its reorganization proceedings. We are incurring significant legal expenses in connection with this matter.

The customer has filed several counterclaims against us alleging various breaches of contract for attempting improperly to terminate service, for improperly blocking international traffic, for violations of the Communications Act of 1934 and related tort-based claims. We notified the customer that we would be raising its rates and we subsequently filed a motion with the court seeking additional adequate assurance, or an order allowing us to terminate the customer’s service, based upon the rate change. The customer amended its counter claims to assert claims for breach of contract based upon the rate increase.

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

By order dated November 25, 2009, the Court dismissed the customer’s bankruptcy but decided to retain the adversary proceeding. After the dismissal of the bankruptcy, we terminated service to the customer on December 26, 2009. We cannot predict the outcome of these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

The table below sets forth, on a per share basis for the periods indicated the intra-day high and low sales prices for GCL’s common shares as reported by the Nasdaq Global Market for each quarter of 2008 and 2009.

	High	Low
First Quarter 2008	$24.75	$15.04
Second Quarter 2008	$20.20	$14.85
Third Quarter 2008	$19.49	$14.37
Fourth Quarter 2008	$15.45	$4.59

First Quarter 2009	$8.54	$5.06
Second Quarter 2009	$9.95	$6.02
Third Quarter 2009	$15.52	$7.86
Fourth Quarter 2009	$15.50	$11.02

There were 130 shareholders of record of GCL’s common stock on February 1, 2010.

Dividends

GCL has not declared or paid dividends on its common stock, and we do not expect it to do so for the foreseeable future. The payment of future dividends, if any, will be at the discretion of GCL’s board of directors and will depend upon, among other things, our liquidity, operations, capital requirements and surplus, general financial condition, contractual restrictions (including the preferential cumulative dividend rights of the holders of GCL’s preferred shares), restrictions under Bermuda law, and such other factors as our board of directors may deem relevant. In addition, covenants in our financing agreements significantly restrict GCL’s ability to pay cash dividends on its common stock and also restrict the ability of GCL’s subsidiaries to transfer funds to GCL in the form of cash dividends, loans or advances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness,” for a discussion of such restrictions.

Description of Global Crossing Equity Securities

GCL is authorized to issue 110,000,000 common shares and 45,000,000 preferred shares. Pursuant to the GC Debtors’ plan of reorganization, on December 9, 2003, GCL issued 15,400,000 common shares to our pre-petition creditors and 6,600,000 common shares and 18,000,000 preferred shares to a subsidiary of ST Telemedia. 18,000,000 common shares were reserved for the conversion of ST Telemedia’s preferred shares. On May 30, 2006, GCL issued an additional 12 million shares and $144 million aggregate principal amount of 5% Convertible Notes in a public offering. The 5% Convertible Notes are convertible into 43.5161 common shares per $1,000 principal of notes (subject to adjustment) at any time at the election of the holders of such notes. Through February 1, 2010, approximately 9.6 million common shares have been issued under the 2003 Global Crossing Limited Stock Incentive Plan (the “2003 Stock Incentive Plan”), which is filed as an exhibit to this annual report on Form 10-K. As of February 1, 2010, stock options and restricted stock units covering approximately 5.8 million common shares remained outstanding under the 2003 Stock Incentive Plan, and approximately an additional 1.9 million common shares are reserved for future awards to be granted under the plan. In addition, on August 27, 2007, STT Crossing Ltd effectively converted the $250 million of senior secured mandatory convertible notes then held by it into approximately 16.58 million shares of common stock. See Note 11, “Debt” to our consolidated financial statements included in this annual report on Form 10-K. Such issuance of common shares to STT Crossing was effected through a private placement under Section 4(2) of the Securities Act.

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

Global Crossing Preferred Stock

The 18,000,000 shares of GCL Preferred Stock issued to a subsidiary of ST Telemedia on December 9, 2003 pursuant to the GC Debtors’ plan of reorganization accumulate dividends at the rate of 2% per annum. Those dividends will not be payable in cash until after GCL and its subsidiaries achieve cumulative operating earnings before interest, taxes, depreciation and amortization (calculated in accordance with the certificate of designations for the GCL Preferred Stock) of $650 million or more since the GC Debtors’ December 9, 2003 emergence from reorganization proceedings, as demonstrated in audited consolidated financial statements. Depending on financial performance during 2010, this target may be satisfied as of year-end 2010. The GCL Preferred Stock has a par value of $0.10 per share and a liquidation preference of $10 per share (for an aggregate liquidation preference of $180 million). The GCL Preferred Stock ranks senior to all other capital stock of GCL, provided that any distribution to shareholders following a disposition of all or any portion of the assets of GCL will be shared pro rata by the holders of GCL Common Stock and GCL Preferred Stock on an as-converted basis. Each share of GCL Preferred Stock is convertible into one share of GCL Common Stock at the option of the holder.

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

Equity Compensation Plan Information

Table of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,656,363	$11.51	2,993,143
Equity compensation plans not approved by security holders	—	—	—

Total	4,656,363	$11.51	2,993,143

(1)

The weighted-average exercise price does not take into account the shares issuable upon vesting of 1,813,717 outstanding restricted stock unit awards and 1,864,565 performance share awards, which have no exercise price.

Purchases of Equity Securities

The following table sets forth the indicated information for all purchases made by or on behalf of us of our common stock during 2009, including weighted average price paid per share. All such purchases were made to comply with tax withholding requirements related to the vesting or exercise of stock-based awards granted to participants under the 2003 Global Crossing Limited Stock Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	565	$7.94	0	0
February 2009	0	$0.00	0	0
March 2009	580,729	$6.82	0	0
April 2009	1,128,211	$7.24	0	0
May 2009	1,159	$8.78	0	0
June 2009	1,002	$8.77	0	0
July 2009	0	$0.00	0	0
August 2009	0	$0.00	0	0
September 2009	0	$0.00	0	0
October 2009	3,076	$13.63	0	0
November 2009	0	$0.00	0	0
December 2009	20,788	$14.25	0	0

Total	1,735,530	$7.20	0	0

ITEM 6. SELECTED FINANCIAL DATA

The table below presents our selected consolidated financial data as of and for the five years ended December 31, 2009. The historical financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 have been derived from the historical consolidated financial statements presented elsewhere in this annual report on Form 10-K and should be read in conjunction with such consolidated financial statements and accompanying notes.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except share and per share information)
Statements of Operations data:
Revenue	$2,536	$2,599	$2,265	$1,871	$1,968
Cost of revenue	(1,766)	(1,835)	(1,728)	(1,578)	(1,676)
Selling, general and administrative expenses	(428)	(491)	(414)	(342)	(412)
Depreciation and amortization	(340)	(326)	(264)	(163)	(142)
Operating Income (loss)	2	(53)	(141)	(212)	(262)
Interest expense	(160)	(176)	(177)	(110)	(99)
Net gain on pre-confirmation contingencies	—	10	33	32	36
Provision for income taxes	(1)	(49)	(63)	(67)	(63)
Loss from continuing operations	(141)	(284)	(312)	(328)	(363)
Income from discontinued operations, net	—	—	—	—	9
Loss applicable to common shareholders	(145)	(288)	(316)	(331)	(358)
Loss per common share, basic:
Loss from continuing operations applicable to common shareholders, basic	$(2.45)	$(5.16)	$(7.44)	$(10.62)	$(16.34)

Loss applicable to common shareholders, basic	$(2.45)	$(5.16)	$(7.44)	$(10.62)	$(15.94)

Shares used in computing basic loss per share	59,290,355	55,771,867	42,461,853	31,153,152	22,466,180

Loss per common share, diluted:
Loss from continuing operations applicable to common shareholders, diluted	$(2.45)	$(5.16)	$(7.44)	$(10.62)	$(16.34)

Loss applicable to common shareholders, diluted	$(2.45)	$(5.16)	$(7.44)	$(10.62)	$(15.94)

Shares used in computing diluted loss per share	59,290,355	55,771,867	42,461,853	31,153,152	22,466,180

	December 31,
	2009	2008	2007	2006	2005
	(in millions)
Balance Sheet data:
Cash and cash equivalents	$477	$360	$397	$459	$224
Working capital deficit	(128)	(153)	(114)	(99)	(252)
Property and equipment, net	1,280	1,300	1,467	1,132	963
Goodwill and intangibles, net	198	172	193	26	—
Total assets	2,488	2,349	2,666	2,054	1,590
Short term and long term debt (including current portion)	1,332	1,153	1,246	913	649
Capital leases (including current portion)	139	145	177	138	76
Total shareholders’ deficit	(360)	(246)	(35)	(161)	(173)

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions)
Cash flow data:
Net cash provided by (used in) operating activities	$256	$203	$(16)	$(70)	$(114)
Net cash used in investing activities	(168)	(146)	(330)	(157)	(4)
Net cash provided by (used in) financing activities	26	(75)	283	455	(15)
Effect of exchange rate changes on cash and cash equivalents	3	(19)	1	7	(8)

In reading the above selected historical financial data, please note the following:

•

On September 22, 2009, we issued $750 million in aggregate principal amount of 12% Senior Secured Notes due 2015 at an issue price of 97.944% of their par value. We used proceeds from the issuance of the 12% Senior Secured Notes to: (i) repay in full the loan outstanding under the Credit and Guaranty Agreement, dated as of May 9, 2007, among us, certain of our subsidiaries, Goldman Sachs Partners L.P. and Credit Suisse Securities (USA) LLC (“the “Term Loan Agreement”) together with a 1% prepayment penalty and unpaid interest to but not including the date of repayment (total cost of $348 million); (ii) purchase all of the 9.875% senior notes due February 15, 2017 of GC Impsat (the “GC Impsat Notes”) that were validly tendered in a tender offer for such notes, including a consent fee of 5% of the principal amount of those notes tendered by the early withdrawal date (total cost of $237 million); and (iii) pay the estimated initial purchaser discounts, professional fees and other transactions fees and expenses in connection with the offering. After these costs, the remaining $125 million is to be used for general corporate purposes. Included in other income (expense), net in our consolidated statements of operations is a charge of approximately $29 million recorded in connection with the early extinguishment of the GC Impsat Notes and the Term Loan Agreement.

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

•

On February 14, 2007, GC Impsat, a wholly owned subsidiary, issued $225 million in aggregate principal amount of 9.875% senior notes due February 15, 2017. On May 9, 2007, we entered into the Term Loan Agreement pursuant to which we borrowed $250 million on that date and on June 1, 2007 amended the Term Loan Agreement to provide for the borrowing of an additional $100 million on that date. Also, in conjunction with the recapitalization pursuant to which we entered into the Term Loan Agreement, on August 27, 2007, STT Crossing Ltd. converted $250 million original principal amount of mandatorily convertible notes due December 2008 (the “Mandatorily Convertible Notes”) into approximately 16.58 million shares of common stock. We recorded a $30 million inducement fee related to the early conversion of STT Crossing Ltd. debt to equity in other income (expense), net.

•

During 2007, we released a contingent liability and interest accrued on that liability as a result of a tax court dismissing the claim and recorded a $27 million net gain on settlement of pre-confirmation contingencies and an $8 million reduction in interest expense.

•

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

•

In October 2006, we acquired Fibernet. The total purchase price including direct costs of the acquisition was approximately 52 million pounds sterling (approximately $97 million at the exchange rate at the closing date). Fibernet is a provider of specialist telecommunications services to large enterprises and other telecommunications and internet service companies primarily located in the United Kingdom and Germany. Fibernet’s results of operations have been included in our results since October 11, 2006, the date we took control of their operations.

•

On May 30, 2006, we made concurrent public offerings of 12 million shares of common stock and $144 million aggregate principal amount of 5% Convertible Senior Notes due 2011 for total gross proceeds of $384 million.

•

Restructuring plans resulting in employee terminations, closing of real estate facilities, and cancellation of contracts have resulted in significant restructuring charges (credits). Excluding those related to acquired businesses which are included as liabilities assumed in our purchase price, we have recorded restructuring charges (credits) of $4 million, $3 million, $(30) million, $(4) million and $18 million in the results from operations above in 2009, 2008, 2007, 2006 and 2005, respectively. These charges (credits) are included in selling, general and administrative expenses. See further discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Executive Summary

Overview

We are a global communications service provider. We offer a full range of data, voice and collaboration services and deliver service to approximately 40 percent of the companies in the Fortune 500, as well as 700 carriers, mobile operators and Internet service providers around the world. Our operations are based principally in North America, Europe, Latin America and a portion of the Asia/Pacific region.

We now report our financial results based on three separate operating segments: (i) the GCUK Segment which provides services to customers primarily based in the U.K.; (ii) the GC Impsat Segment which provides services to customers in Latin America; and (iii) the Rest of World Segment or ROW Segment which represents all our operations outside of the GCUK Segment and the GC Impsat Segment and operates primarily in North America, with smaller operations in Europe, Latin America, and a portion of the Asia/Pacific region and includes our subsea fiber network. See below in this Item 7 and Note 22, “Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K for further information regarding our operating segments.

Industry, Strategy and Certain Key Risks

As described more fully in Item 1, “Business—Business Strategy,” our strategy is based on four key elements. First, we are focused on the following target markets: multinational enterprises, governments, Web2.0 companies and telecommunications carriers. Second, our solutions are based on IP and Ethernet technologies that cover the full range of service offerings typically utilized by our target markets. Third, we focus on those communication requirements that are pan-regional in scope. Fourth, we strive to provide unsurpassed customer service.

For 2010, we have set a number of operational imperatives which we believe will accelerate revenue growth and profitability. We will continue to improve our cost structure by aggressively managing our operating and third party costs. We will continue to focus strongly on customer loyalty by driving enhancements to ensure superior customer service, and we will continue our efforts to maintain a motivated, enthusiastic and talented work force. We also intend to leverage our innovation and focus on IP and Ethernet services to capture the customer demand created by the convergence of legacy protocols to fixed, mobile and unified communications. In addition, we intend to enhance our service offerings, continue to add capacity to and maintain our network, and pursue the extension of our network in order to offer our growing suite of value-added service offerings to additional markets.

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

•

Our ability to generate positive cash flow over the long term is predicated on significant revenue growth in our target enterprise, carrier data and indirect sales channel, together with associated economies of scale. Although we have experienced consistent growth in this sales channel since we first announced the shift in our business focus in late 2004, there can be no assurance that such growth will continue. Persistent industry price decreases are a significant impediment to revenue growth and could be greater than anticipated.

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

•

The success of investments we make in products and services depends, in part, on our ability to adapt to rapidly changing developments in the telecommunications industry. If the technology and product development choices we make prove to be incorrect, ineffective or unacceptably costly, we will be unable to compete effectively because we will not be able to meet the expectations of our customers.

2009 Highlights

During 2009, we issued $750 million in aggregate principal amount of 12% Senior Secured Notes due September 15, 2015. The transaction was intended to simplify our capital structure and to improve our liquidity and financial flexibility by effectively extending the May 2012 maturity of our Term Loan Agreement, reducing contractual restrictions on intercompany transactions between our GC Impsat and ROW Segments, and increasing our consolidated cash balance. We used proceeds from this issuance: (i) to repay the Term Loan Agreement in full, together with a prepayment penalty and unpaid interest (total cost of $348 million); (ii) to purchase all of the GC Impsat Notes validly tendered in a tender offer for such notes, including a consent fee (total cost of $237 million); and (iii) to pay the estimated initial purchaser discounts, professional fees and other transaction fees and expenses in connection with the offering. After these costs, the remaining $125 million is to be used for general corporate purposes. See below in this Item 7 under “Liquidity and Capital Resources” for further information related to the notes offering and associated use of proceeds. See also Note 11, “Debt” to the accompanying consolidated financial statements for a description of the Term Loan Agreement and the GC Impsat Notes.

During 2009, revenues from our enterprise, carrier data and indirect sales channel, which is the primary focus of our business strategy, decreased $12 million or 1% to $2,159 million from $2,171 million in 2008. This decrease was primarily due to $135 million of adverse foreign currency movements in 2009 compared with 2008. This decrease was partially offset by additional enterprise, carrier data and indirect channel sales driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets.

During 2009, we improved our operations’ profitability and increased cash generation despite adverse general economic conditions. In 2009, we generated operating income of $2 million and $256 million of cash provided by operating activities compared with a $53 million operating loss and $203 million of cash provided by operating activities in 2008.

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

References to U.S. GAAP in this Annual Report are to the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM, (the “Codification” or “ASC”). On July 1, 2009, the FASB released and made effective the Codification for periods ending on or after September 15, 2009. The Codification represents a reorganization of U.S. GAAP into approximately 90 topics, which incorporates the thousands of individual non-SEC issued pronouncements comprising U.S. GAAP that were effective for nongovernmental entities as of July 1, 2009. Future accounting pronouncements will be incorporated as amendments to the Codification. Upon adoption, the Codification did not change how we account for our transactions or the nature of related disclosures made. References to non-SEC issued U.S. GAAP accounting pronouncements previously used in our historical annual reports filed on Form 10-K and quarterly reports filed on Form 10-Q have been updated in this Annual Report for the year ended December 31, 2009 to reflect corresponding Codification references.

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

Receivable Reserves

Sales Credit Reserves

During each reporting period we must make estimates for potential future sales credits to be issued in respect of current revenues, related to billing errors, service interruptions and customer disputes which are recorded as a reduction in revenue. We analyze historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating our credit reserve requirements. We reserve known billing errors and service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. We also estimate a general sales credit reserve related to unknown billing errors and disputes based on such historical credit activity. The determination of the general sales credit and customer dispute credit reserve requirements involves significant estimation and judgment.

Allowance for Doubtful Accounts

During each reporting period we must make estimates for potential losses resulting from the inability of our customers to make required payments. We analyze our reserve requirements using several factors, including the length of time the receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate, and current industry trends. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on accounts not subject to specific review utilizing the factors previously mentioned. We have historically experienced significant changes month to month in reserve level requirements. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and CLECs, the collectability of receivables and creditworthiness of customers may become more difficult and unpredictable. Changes in the financial viability of significant customers and worsening of economic conditions may require changes to our estimate of the recoverability of the receivables. In some cases receivables previously written off are recovered through litigation, negotiations, settlements and judgments and are recognized as a reduction in bad debt expense in the period realized. Appropriate adjustments are recorded to the period in which these changes become known. The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimation and judgment.

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

Disputes

We and contracted third parties perform monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of bills, comparing billed rates with rates used by the cost of access expense estimation systems during the cost of access monthly close process, evaluating the trends of invoiced amounts by vendors, and reviewing the types of charges being assessed. If we believe that we have been billed inaccurately, we will dispute the charge with the vendor and begin resolution procedures. We record a charge to the cost of access expense and a corresponding increase to the access accrual based on the last eighteen months of historical loss rates for the particular type of dispute. If we ultimately reach an agreement with an access vendor to settle a disputed amount which is different than the corresponding accrual, we recognize the difference in the period in which the settlement is finalized as an adjustment to cost of access expense.

Impairment of Goodwill and Other Long-Lived Assets

We assess the possible impairment of long-lived assets composed of property and equipment, goodwill, other intangibles and other assets held for a period longer than one year whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may be impaired. Goodwill and intangibles with indefinite lives are reviewed at least annually (beginning on the first anniversary of the acquisition date) for impairment whether or not events have occurred that may indicate impairment. Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted net future cash flows expected to be generated by the asset. If these projected future cash flows are less than the carrying amount, impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured by the amount by which the carrying amounts of the assets exceed their fair value. Calculating the future net cash flows expected to be generated by assets to determine if impairment exists and to calculate the impairment involves significant assumptions, estimation and judgment. The estimation and judgment involves, but is not limited to, industry trends including pricing, estimating long term revenues, revenue growth, operating expenses, capital expenditures, and expected periods the assets will be utilized.

We performed annual impairment reviews of the goodwill acquired as part of the Fibernet and Impsat acquisitions in accordance with ASC Topic 350. The impairment reviews compared the fair value of the reporting units, using a discounted cash flow analysis, to their carrying values, including allocated goodwill. The results of the reviews indicate that no impairment exists as the fair value of all reporting units exceeded their carrying values, including allocated goodwill. Calculating future net cash flows expected to be generated by the reporting units involves significant assumptions, estimation and judgment. The estimation involves, but is not limited to, industry trends, including pricing, estimated long term revenue, revenue growth, operating expenses, capital expenditures, discount rates, and expected periods the assets will be utilized.

As a result of a history of operating losses and negative cash flows, during 2009 management performed a recoverability test of our long-lived assets as of December 31, 2009. The results of the test indicate that no impairment of our long-lived assets existed as of December 31, 2009.

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

The assessment of a valuation allowance on deferred tax assets is based on the weight of available evidence that some portion or all of the deferred tax asset will not be realized. Deferred tax liabilities are first applied to the deferred tax assets reducing the need for a valuation allowance. Future utilization of the remaining net deferred tax asset would require the ability to forecast future earnings. Based on past performance resulting in net loss positions, sufficient evidence exists to require a valuation allowance on all of our net deferred tax assets, except a portion of those at our Brazilian operating subsidiary. Our Brazilian operating subsidiary has reported positive earnings for the last three years which we believe demonstrates a strong earnings history. We believe this strong earnings history coupled with the expectation of continued positive earnings in the future is sufficient positive evidence that the Brazilian operations will realize certain of its deferred tax assets; consequently, in the fourth quarter of 2009 we reduced the valuation allowance against our Brazilian deferred tax assets by $20 million. The amount of the release was determined based on three years of estimated net operating loss usage. As of December 31, 2009, we have $72 million of valuation allowances remaining for our Brazilian subsidiary.

See “Recently Issued and Recently Adopted Accounting Pronouncements” in this item 7 for the impact to accounting for income taxes as a result of adopting new accounting pronouncements.

Restructuring

We have engaged in restructuring activities, which require us to make significant judgments and estimates in determining restructuring charges, including, but not limited to, future severance costs and other employee separation costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and changes in such estimates, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations. The undiscounted “2003 and Prior Restructuring Plans” reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $94 million as of December 31, 2009), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2009, anticipated third party receipts were $81 million, representing $34 million from subleases already entered into and $47 million from subleases projected to be entered into in the future. A significant amount of judgment is involved in determining the amount and timing of these projected subleases. We continue to review our anticipated costs and third party sublease payments on a quarterly basis and record adjustments for changes in these estimates in the period such changes become known. For further information related to our restructuring activities, see “Restructuring Activities” in this Item 7 and Note 3, “Restructuring,” to the accompanying consolidated financial statements.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 which requires all share-based awards granted to employees to be recognized as compensation expense over the service period (generally the vesting period) based on their fair values. We estimate the fair value of each stock-based compensation award at the date of grant using the current market price for restricted stock units, using the Black-Scholes option pricing model for stock options and the Monte-Carlo valuation model for performance share opportunities with market conditions. We recognize stock compensation expense based on the number of awards expected to vest. Certain stock-based awards have graded vesting (i.e. portions of the award vest at different dates during the vesting period). The fair value of the awards is determined using a single expected life for the entire award (the average expected life for the awards that vest on different dates). We recognize the related compensation cost of such awards on a straight-line basis; provided that the amount amortized at any given date may be no less than the portion of the award vested as of such date.

For a description of our stock-based compensation programs, see Note 17, “Stock-Based Compensation”, to the accompanying consolidated financial statements.

Assessment of Loss Contingencies

We have legal, tax and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, we accrue at the low end of the range. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 20, “Commitments, Contingencies and Other,” to the accompanying consolidated financial statements.

Results of Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Consolidated Results

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
	(in millions)
Revenue	$2,536	$2,599	$(63)	(2)%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,159)	(1,211)	(52)	(4)%
Real estate, network and operations	(406)	(423)	(17)	(4)%
Third party maintenance	(103)	(107)	(4)	(4)%
Cost of equipment and other sales	(98)	(94)	4	4%

Total cost of revenue	(1,766)	(1,835)

Gross margin	770	764
Selling, general and administrative	(428)	(491)	(63)	(13)%
Depreciation and amortization	(340)	(326)	14	4%

Operating income (loss)	2	(53)
Other income (expense):
Interest income	7	10	(3)	(30)%
Interest expense	(160)	(176)	(16)	(9)%
Other income (expense), net	11	(26)	37	NM

Loss before pre-confirmation contingencies and provision for income taxes	(140)	(245)
Net gain on pre-confirmation contingencies	—	10	(10)	(100)%

Loss before provision for income taxes	(140)	(235)
Provision for income taxes	(1)	(49)	(48)	(98)%

Net loss	(141)	(284)
Preferred stock dividends	(4)	(4)	—	NM

Loss applicable to common shareholders	$(145)	$(288)

NM—Zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of significant variances:

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
	(in millions)
Enterprise, carrier data and indirect sales channel	$2,159	$2,171	$(12)	(1)%
Carrier voice	374	424	(50)	(12)%
Other	3	4	(1)	(25)%

Consolidated revenues	$2,536	$2,599	$(63)	(2)%

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

Our consolidated revenue decreased in 2009 compared with 2008 primarily due to: (i) adverse foreign currency movements; (ii) a decline in our carrier voice business; and (iii) the completion of the Camelot network contract in the United Kingdom. Revenue in 2009 included $13 million for a customer buyout of certain long term obligations under an existing contract.

The appreciation of the U.S. Dollar against foreign currencies, primarily the British Pound Sterling, the Euro and the Brazilian Real, adversely impacted revenue during 2009 compared with 2008 by approximately $138 million. Carrier voice revenue decreased in 2009 compared with 2008, as we continue to manage the business to achieve satisfactory margin targets. The completion of the Camelot network contract negatively impacted revenue by approximately $46 million in 2009 compared with 2008.

Despite the reductions noted above, our revenue reflected continuing demand for our IP VPN, enterprise voice and data center services. Our sales order levels are a key indicator of continuing strength in customer demand for our services. The average monthly estimated gross value for sales orders was $3.8 million in the three months ended December 31, 2009, compared with $3.4 million in the three months ended September 30, 2009. This metric is used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired, and they exclude the effects of the replacement of existing services with new services, credits and attrition (defined as customer disconnects, price reductions on contract renegotiations and customer usage declines). Other key metrics used by management are revenue attrition and pricing trends for products in our enterprise, carrier data and indirect sales channel. Revenue attrition in the fourth quarter of 2009 was at our recent historical average (excluding the impact of the completion of the Camelot network contract). Revenue attrition generally results from market dynamics and not customer dissatisfaction. Pricing for our VPN and managed services products has continued to decline at a relatively modest rate over the last few quarters, while pricing for specific data products such as high-speed transit and capacity services (specifically internet access arrangements used by content delivery and broadband service providers) has continued to decline at a greater rate.

See “Segment Results” in this Item 7 for further discussion of results by segment.

Cost of Revenue. Cost of revenue primarily includes the following: (i) cost of access, including usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (ii) real estate, network and operations charges which include (a) employee-related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees directly attributable to the operation of our network, (b) real estate expenses for all non-restructured technical sites, and (c) other non-employee related costs incurred to operate our network, such as license and permit fees and professional fees; (iii) third party maintenance costs incurred in connection with maintaining the network; and (iv) cost of equipment sales and other, which includes third party professional services, software, hardware and equipment sold to our customers.

Cost of Access

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
	(in millions)
Enterprise, carrier data and indirect sales channel	$825	$837	$(12)	(1)%
Carrier voice	333	373	(40)	(11)%
Other	1	1	—	NM

Consolidated cost of access	$1,159	$1,211	$(52)	(4)%

Cost of access decreased in 2009 compared with 2008. The decrease in our consolidated cost of access was partially driven by beneficial foreign currency movements in 2009 compared with 2008 which favorably impacted our consolidated cost of access expense by $40 million, with favorable currency impacts across all of our segments. Also, our cost of access decreased due to lower carrier voice sales revenue and our cost reduction initiatives to optimize access network costs and effectively lower unit prices. Lastly, we experienced declines in our cost of access as a result of the completion of the Camelot network contract. Cost of access in 2009 included a $6 million reduction due to a favorable regulatory ruling related to access charges in the UK. As a result of the favorable regulatory ruling, we received a credit note from the access provider. The favorable regulatory ruling was appealed by the access provider. We do not expect any significant adjustments as a result of the appeal.

Real Estate, Network and Operations. Real estate, network and operations decreased in 2009 compared with 2008 primarily due to: (i) $30 million of beneficial foreign currency movements; and (ii) $7 million of lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2009. These decreases were partially offset in 2009 compared to 2008 by: (i) a $17 million increase in real estate costs partially driven by a $5 million retroactive property tax assessment ($3 million and $2 million, respectively, included in our GCUK and ROW Segments) for the period from December 2006 to June 2009 in the UK as well as higher rent, real estate taxes and utilities; and (ii) $10 million of higher employee-related costs due to higher average headcount in 2009 and severance charges, partially offset by unpaid leave and suspension of the company matching contribution for our U.S. based employee retirement plan. We are contesting the retroactive property tax assessment.

Third Party Maintenance. Third party maintenance decreased in 2009 compared with 2008 primarily due to beneficial foreign currency movements of $6 million, partially offset by an increase in non-recurring network maintenance.

Cost of Equipment and Other Sales. Cost of equipment and other sales increased in 2009 compared with 2008 primarily due to higher equipment sales and professional services costs, partially offset by $16 million of beneficial foreign currency movements.

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

The decrease in SG&A in 2009 compared with 2008 was primarily due to: (i) $30 million of beneficial foreign currency movements; (ii) a decrease in other expenses of $15 million primarily due to lower travel, advertising and other costs as a result of cost savings initiatives; (iii) $7 million of lower employee-related costs primarily driven by lower sales commissions, unpaid leave and suspension of the company matching contribution for our U.S. based employee retirement plan; and (iv) $5 million of lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2009.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of property and equipment, including assets recorded under capital leases, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in 2009 compared with 2008 primarily due to an increased asset base as a result of fixed asset additions, including assets recorded under capital leases, partially offset by beneficial foreign exchange movements.

Interest Income. The decrease in interest income in 2009 compared with 2008 was the result of lower average cash balances and interest rates.

Interest Expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities, amortization of deferred finance costs and interest on late payments to vendors. The decrease in interest expense in 2009 compared with 2008 was primarily the result of: (i) lower interest related to our pound sterling denominated GCUK Notes due to beneficial foreign currency movements; (ii) lower interest on our Senior Secured Term Loan due to lower LIBOR rates and its early extinguishment in the third quarter of 2009; (iii) lower interest on our GC Impsat Notes due to their early extinguishment in the third quarter of 2009; and (iv) lower interest related to other miscellaneous debt and late payments to vendors. The decrease in interest expense was partially offset by recording interest on the 12% Senior Secured Notes which were issued in the third quarter of 2009. We expect our interest expense to increase significantly in 2010 compared with 2009 as a result of the debt refinancing discussed in the “2009 Highlights” section of this Item 7.

Other Income (Expense), Net. Other income (expense), net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items.

Other income, net increased in 2009 compared with 2008 primarily as a result of recording foreign exchange gains in 2009 compared with foreign exchange losses recorded in the prior year. The increase in other income, net in 2009 compared with 2008 was partially offset by recording a $29 million loss in 2009 on the early extinguishment of the GC Impsat Notes and the Senior Secured Term Loans.

Net Gain on Pre-confirmation Contingencies. New accounting principles and reporting requirements for business combinations nullified the guidance previously found in AICPA Practice Bulletin No. 11, “Accounting for Pre-confirmation Contingencies in Fresh Start Reporting,” which required adjustments of pre-confirmation contingencies to be separately disclosed in income or loss from continuing operations. Subsequent to adoption on January 1, 2009, adjustments in income tax contingencies are recognized in the provision for income taxes and non-income tax contingencies in operating income or loss.

Provision for Income Taxes. The decrease in the provision for income taxes in 2009 compared with 2008 was primarily due to: (i) a $20 million partial release of a valuation allowance on deferred tax assets in the fourth quarter of 2009; and (ii) the adoption on January 1, 2009 of new accounting and reporting standards for business combinations, codified as ASC Topic 805, which amended the accounting for the reversal of valuation allowances associated with pre-emergence and pre-acquisition deferred tax assets. Prior to the adoption, the benefit for the reversal of valuation allowances on pre-emergence and pre-acquisition deferred tax assets were recorded as additional paid in capital and a reduction of goodwill, respectively. Subsequent to the adoption, these benefits are now recorded as a reduction in the tax provision. During 2008, we recorded a $35 million non-cash tax provision related to these benefits.

See “Recently Issued and Recently Adopted Accounting Pronouncements” in this Item 7 for the impact to accounting for income taxes as a result of adopting new accounting pronouncements.

Results of Operations for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Consolidated Results

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007
	(in millions)
Revenue	$2,599	$2,265	$334	15%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,211)	(1,146)	65	6%
Real estate, network and operations	(423)	(391)	32	8%
Third party maintenance	(107)	(103)	4	4%
Cost of equipment and other sales	(94)	(88)	6	7%

Total cost of revenue	(1,835)	(1,728)

Gross margin	764	537
Selling, general and administrative	(491)	(414)	77	19%
Depreciation and amortization	(326)	(264)	62	23%

Operating loss	(53)	(141)
Other income (expense):
Interest income	10	21	(11)	(52)%
Interest expense	(176)	(177)	(1)	(1)%
Other income (expense), net	(26)	15	(41)	NM

Loss before pre-confirmation contingencies and provision for income taxes	(245)	(282)
Net gain on pre-confirmation contingencies	10	33	(23)	(70)%

Loss before provision for income taxes	(235)	(249)
Provision for income taxes	(49)	(63)	(14)	(22)%

Net loss	(284)	(312)
Preferred stock dividends	(4)	(4)	—	NM

Loss applicable to common shareholders	$(288)	$(316)

NM—Zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of significant variances:

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007
	(in millions)
Enterprise, carrier data and indirect sales channel	$2,171	$1,798	$373	21%
Carrier voice	424	462	(38)	(8)%
Other	4	5	(1)	(20)%

Consolidated revenues	$2,599	$2,265	$334	15%

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

Our sales order levels remained at healthy levels during 2008. Average monthly estimated gross values for sales orders were similar in 2008 compared to 2007. Average monthly estimated gross values, on a constant currency basis, for the fourth quarter of 2008 decreased approximately 10% from the average value for the entire year with most of the decrease attributable to North American enterprise sales.

See “Segment Results” in this Item 7 for further discussion of results by segment.

Cost of Revenue.

Cost of Access

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2008	2007
	(in millions)
Enterprise, carrier data and indirect sales channel	$837	$741	$96	13%
Carrier voice	373	404	(31)	(8)%
Other	1	1	—	NM

Consolidated cost of access	$1,211	$1,146	$65	6%

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

Real Estate, Network and Operations. Real estate, network and operations increased in 2008 compared with 2007 primarily due to an increase of $29 million resulting from including Impsat in our results since May 9, 2007 and a $17 million increase in real estate costs primarily driven by higher facilities rent, facilities maintenance and utilities expense. The higher facilities rent resulted primarily from our decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve into productive operating assets in connection with the establishment of our European collocation business. The increase in real estate, network and operations in 2008 compared with 2007 was partially offset by decreases in salaries and benefits of $9 million, primarily as a result of headcount reductions at our GCUK and ROW Segments under the May 10, 2007 restructuring plan.

Third Party Maintenance. Third party maintenance increased in 2008 compared with 2007 primarily due to the inclusion of Impsat in our results since May 9, 2007, partially offset by lower GCUK Segment third party maintenance resulting from renegotiation of certain contracts.

Cost of Equipment and Other Sales. Cost of equipment and other sales increased in 2008 compared with 2007 primarily due to including Impsat in our results since May 9, 2007 and higher managed services sales at our GCUK Segment. This increase was partially offset by decreased equipment sales volume at our ROW Segment and a $5 million beneficial effect of foreign currency movements at our GCUK Segment.

Selling, General and Administrative Expenses. The increase in SG&A in 2008 compared with 2007 was primarily due to an increase of $49 million resulting from including Impsat in our results since May 9, 2007, and higher facilities restructuring expenses of $43 million, primarily driven by a release of restructuring reserves during 2007 due to the settlement and termination of existing real estate lease agreements for technical facilities and the decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our European collocation business. This increase in SG&A was partially offset by lower severance-related restructuring charges of $10 million, primarily driven by restructuring charges recorded in 2007 due to the May 10, 2007 restructuring plan.

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

Interest Expense. The decrease in interest expense in 2008 compared with 2007 was primarily a result of: (i) decreased interest resulting from STT Crossing Ltd.’s effective conversion of its $250 million original principal amount of Mandatorily Convertible Notes (see Note 11 to the accompanying consolidated financial statements) into approximately 16.58 million shares of common stock on August 27, 2007 and (ii) lower interest related to our pound sterling denominated GCUK Notes due to beneficial foreign currency movements. The decrease in interest expense for 2008 compared with 2007 as described above was mostly offset by including for a full period interest on the $350 million term loan incurred by us during the second quarter of 2007 and the GC Impsat Notes issued by GC Impsat on February 14, 2007, as well as increased interest related to capital leases and other miscellaneous debt.

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

Net Gain on Pre-confirmation Contingencies. During 2008 and 2007, we settled various third-party disputes and revised our estimated liability for certain contingencies related to periods prior to our emergence from chapter 11 proceedings. We accounted for these in accordance with the guidance previously found in AICPA Practice Bulletin No. 11, “Accounting for Pre-confirmation Contingencies in Fresh Start Reporting,” and recorded a net gain on the settlements and changes in estimated liabilities. The most significant gains are related to changes in estimated liabilities for income and non-income tax contingencies and settlements with certain tax authorities. Included in the 2008 net gain on pre-confirmation contingencies is a gain of $4 million related to the release of an accrual for a contingent liability to a government authority in South America. Included in the 2007 net gain on pre-confirmation contingencies was a gain of $27 million related to the release of a contingent liability for a claim made by a tax authority in South America.

Provision for Income Taxes. The decrease in the provision for income taxes in 2008 compared with 2007 was a result of beneficial foreign exchange effects in certain jurisdictions during 2008, and a $9 million valuation allowance recorded against our U.K. deferred tax assets during 2007. This decrease was partially offset by including Impsat in our results for the full year in 2008, and increased taxable income in various jurisdictions due to growth in revenue. During 2008 and 2007, we realized $5 million and $4 million, respectively, of tax benefits resulting from the use of deferred tax assets acquired as part of the Impsat acquisition. These deferred tax assets had been subject to a full valuation allowance. As such, the reversal of the valuation allowance had been recorded as a reduction of goodwill (see Note 14, “Income Tax” to the accompanying consolidated financial statements).

Provision for income taxes related to fresh start accounting for deferred tax benefits realized after our emergence from bankruptcy did not result in cash taxes. This non-cash tax provision was $30 million and $41 million for the years ended December 31, 2008 and 2007, respectively.

See “Recently Issued and Recently Adopted Accounting Pronouncements” in this Item 7 for the impact to accounting for income taxes as a result of adopting new accounting pronouncements.

Segment Results

Our chief operating decision makers (“CODMs”) assess performance and allocate resources based on three separate operating segments which we operate and manage as strategic business units: (i) the GCUK Segment; (ii) the GC Impsat Segment; and (iii) the ROW Segment.

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the UK. The GC Impsat Segment is a provider of telecommunication services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all our operations outside the GCUK and GC Impsat Segments and operates primarily in North America, with smaller operations in Europe, Latin America and a portion of the Asia/Pacific region and includes our subsea fiber network, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services, including data, IP and voice products. The services provided by all our segments support a migration path to a fully converged IP environment.

The CODMs measure and evaluate our reportable segments based on operating income (loss) before depreciation and amortization (“OIBDA”). OIBDA, as defined by us, is operating income (loss) before depreciation and amortization. OIBDA differs from operating income (loss), as calculated in accordance with U.S. GAAP and reflected in our consolidated financial statements, in that it excludes depreciation and amortization. Such excluded expenses primarily reflect the non-cash impacts of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods. In addition, OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for reinvestment, distributions or other discretionary uses.

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

GCUK Segment

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2008	2007
	(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$460	$588	$(128)	(22)%	$588	$572	$16	3%
Carrier voice	10	11	(1)	(9)%	11	10	1	10%

	$470	$599	$(129)	(22)%	$599	$582	$17	3%

2009 Compared to 2008

Revenue for our GCUK Segment decreased in 2009 compared with 2008 primarily as a result of currency movements which adversely affected GCUK Segment revenue by $100 million. In addition, we experienced declines in 2009 compared with 2008 of $46 million in our GCUK Segment revenue as a result of the completion of the Camelot network contract. The decreases in our GCUK Segment revenue were moderated by continuing demand for broadband lease and IP services.

Despite current economic conditions, GCUK continues to see continuing demand for its broadband lease and IP services and as a result continues to win new business. Many government agencies and enterprises continue to refresh their more traditional technologies and take advantage of converged IP services. However, the telecommunications market in the UK remains highly competitive. One of GCUK’s principal customer relationships in the period to December 31, 2008 was with Camelot, the current holder of the license to operate the UK National Lottery. Camelot had deployed a landline-based ISDN network provided by us in relation to the operation of the UK National Lottery. On October 9, 2007, Camelot announced its intention to replace its existing landline-based ISDN network with a broadband satellite communications network to be supplied by another service provider. Camelot has completed the migration of the network. Revenue from our relationship with Camelot was approximately $2 million and $48 million for 2009 and 2008, respectively.

One of our principal customer relationships is with the UK Foreign and Commonwealth Office (“FCO”), to whom we provide an international telecommunications network known as the FTN. Our contract to provide the FTN is scheduled to expire in May 2010. We have entered into transition arrangements in respect of the FCO’s migration to the replacement for the FTN. In addition, we continue to pursue other ordinary course commercial opportunities with the FCO.

2008 Compared to 2007

Revenue for our GCUK Segment increased in 2008 compared with 2007 primarily as a result of strong demand for broadband lease, enterprise voice services and IP VPN data products. In addition, included in 2008 was approximately $3 million of revenue related to incremental billings as a result of a contract review of acquired Fibernet Group Plc customers. This increase was partially offset by currency movements in 2008 compared with 2007 which adversely affected GCUK Segment revenue by $36 million.

As a result of the winding down of the Camelot network contract, revenue from our relationship with Camelot was approximately $48 million and $52 million for 2008 and 2007, respectively.

OIBDA

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2008	2007
	(in millions)				(in millions)
GCUK
OIBDA	$93	$134	$(41)	(31)%	$134	$142	$(8)	(6)%

2009 Compared to 2008

OIBDA in the GCUK Segment decreased in 2009 compared with 2008 primarily as a result of: (i) $25 million of adverse foreign currency movements; (ii) the revenue decline in 2009 compared with 2008 of $46 million as a result of the completion of the Camelot network contract; (iii) a $3 million retroactive property tax assessment as discussed above and (iv) higher cost of equipment and other professional services costs. These decreases in GCUK Segment OIBDA were moderated by: (i) increased demand for broadband lease and IP services; (ii) lower cost of access driven by a $6 million favorable regulatory ruling, and the completion of the Camelot network contract; and (iii) lower third party maintenance resulting from the re-negotiation of certain contracts.

2008 Compared to 2007

OIBDA in the GCUK Segment decreased in 2008 compared with 2007 primarily as a result of: (i) higher access charges resulting from additional usage volume; (ii) higher cost of equipment sales driven by higher managed services sales; and (iii) higher costs from our real estate, network and operations and SG&A expenses. In addition, adverse foreign currency movements decreased OIBDA by $10 million in 2008 compared with 2007. The higher real estate, network and operations costs and SG&A expenses resulted primarily from higher facilities-based expenses and real estate restructuring charges, respectively. The higher facilities-based expenses were driven by increases in facilities rent and facilities maintenance. This decrease in OIBDA was moderated by strong demand for our higher margin broadband lease, enterprise voice services and IP VPN data products in our enterprise, carrier data and indirect channels business and by lower third party maintenance resulting from the renegotiation of certain contracts.

GC Impsat Segment

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2008	2007
	(in millions)				(in millions)
GC Impsat
Enterprise, carrier data and indirect sales channel	$483	$466	$17	4%	$466	$264	$202	77%
Carrier voice	12	9	3	33%	9	6	3	50%
Intersegment revenues	9	7	2	29%	7	3	4	133%

	$504	$482	$22	5%	$482	$273	$209	77%

2009 Compared to 2008

Revenue for our GC Impsat Segment increased in 2009 compared with 2008 primarily due to continuing demand for broadband lease, IP services and data center products. This increase in our GC Impsat Segment revenue was partially offset by adverse foreign currency movements which reduced GC Impsat Segment revenue in 2009 compared to 2008 by $24 million.

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

OIBDA

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2008	2007
	(in millions)				(in millions)
GC Impsat
OIBDA	$160	$138	$22	16%	$138	$61	$77	126%

2009 Compared to 2008

OIBDA in the GC Impsat Segment increased in 2009 compared with 2008 primarily as a result of continuing demand for broadband lease, IP services and data center products. This increase was partially offset by: (i) higher third party maintenance; and (ii) higher access charges as well as higher costs of equipment and other sales resulting from increased sales. In addition, real estate, network and operations costs and SG&A expenses were higher primarily due to higher employee related costs, driven by higher average headcount, partially offset by lower professional fees and lower annual employee incentive compensation. In addition, adverse foreign currency movements decreased OIBDA by $3 million in 2009 compared with 2008.

2008 Compared to 2007

OIBDA for our GC Impsat Segment increased in 2008 compared to 2007 primarily due to the prior year including the results of the GC Impsat Segment only since May 9, 2007, the date of acquisition. In addition, beneficial foreign currency movements increased OIBDA by $3 million in 2008 compared with 2007.

ROW Segment

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2008	2007
	(in millions)				(in millions)
ROW
Enterprise, carrier data and indirect sales channel	$1,216	$1,117	$99	9%	$1,117	$962	$155	16%
Carrier voice	352	404	(52)	(13)%	404	446	(42)	(9)%
Other	3	4	(1)	(25)%	4	5	(1)	(20)%
Intersegment revenues	15	11	4	36%	11	9	2	22%

	$1,586	$1,536	$50	3%	$1,536	$1,422	$114	8%

2009 Compared to 2008

Revenue for our ROW Segment increased in 2009 compared with 2008 primarily as a result of continuing demand for our higher margin enterprise voice services, collaboration and managed services, data center products and IP services in our enterprise, carrier data and indirect sales channel. The increase in ROW Segment revenue was partially offset by: (i) $14 million of adverse foreign currency movements; and (ii) a decline in carrier voice revenue. Carrier voice revenue decreased in 2009 compared with 2008, as we continue to manage the business to optimize margin performance. Revenue in 2009 compared with 2008 included $13 million for a customer buyout of certain long term obligations under an existing contract.

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

OIBDA

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008			2008	2007
	(in millions)				(in millions)
ROW
OIBDA	$89	$1	$88	NM	$1	$(80)	$81	101%

2009 Compared to 2008

OIBDA in our ROW Segment increased in 2009 compared with 2008 primarily as a result of: (i) $12 million of beneficial foreign currency movements; (ii) increased revenue due to continuing demand for our higher margin products and services described above and a customer buyout of certain long term obligations under an existing contract in 2009 of $13 million; and (iii) lower real estate, network and operations and SG&A expenses. The lower real estate, network and operations costs and SG&A expenses resulted primarily from lower employee-related expenses and other costs, including advertising and travel. The lower employee-related expenses were driven by: (a) lower average headcount; and (b) lower annual employee incentive compensation. The improvement in ROW Segment OIBDA in 2009 compared with 2008 was partially offset by: (i) a $2 million retroactive property tax assessment described above; and (ii) higher third party maintenance resulting from an increase in non-recurring network maintenance.

2008 Compared to 2007

OIBDA in our ROW Segment improved in 2008 compared with 2007 primarily as a result of the increase in revenue in our enterprise, carrier data and indirect sales channel business and the gross margin percentage improvement resulting from the associated shift in revenues from our low margin carrier voice sales channel to our much higher margin enterprise, carrier data and indirect sales channel. OIBDA improvement in 2008 also reflected lower employee-related expenses and lower cost of equipment sales. The lower employee-related expenses were a result of the 2007 severance-related restructuring charge arising from the May 10, 2007 restructuring plan, which was not repeated in 2008, and the resulting lower headcount driving reduced salaries and benefits in the comparable 2008 period. The lower cost of equipment was driven by decreased equipment sales volumes. These improvements in OIBDA were partially offset by higher access costs, higher facilities rent, facilities maintenance, utilities expense and higher facilities restructuring expenses. In addition, adverse foreign currency movements decreased OIBDA by $1 million in 2008 compared with 2007. The higher access costs were driven by higher enterprise, carrier data and indirect sales channel business revenue. The higher facilities restructuring expenses in 2008 were driven by the release of restructuring reserves during 2007 due to the settlement and termination of existing real estate lease agreements for technical facilities. The higher facilities rent resulted primarily from our decision in 2007 to convert idle real estate facilities previously included in the restructuring reserve to productive operating assets in connection with the establishment of our European collocation business.

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

There can be no assurance, however, that our business will generate sufficient cash flow from operations, that currently anticipated operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Furthermore, we cannot provide any assurances that ongoing adverse general economic conditions will not have a material adverse impact on our future operations and cash flows.

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

On September 22, 2009, we issued 12% Senior Secured Notes due September 15, 2015 at an issue price of 97.944% of their par value. Interest on the notes accrues at the rate of 12% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year through maturity, commencing on March 15, 2010. The transaction was intended to simplify our capital structure and to improve our liquidity and financial flexibility by effectively extending the May 2012 maturity of our Term Loan Agreement, reducing contractual restrictions on intercompany transactions between our GC Impsat and ROW Segments, and increasing our consolidated cash balance.

We used proceeds from the issuance of the 12% Senior Secured Notes to: (i) repay the Term Loan Agreement in full, together with a 1% prepayment penalty and unpaid interest to but not including the date of repayment (total cost of $348 million); (ii) purchase all of the GC Impsat Notes validly tendered in a tender offer for such notes, including a consent fee of 5% of the principal amount of those notes tendered by the early withdrawal date (total cost of $237 million); and (iii) pay the estimated initial purchaser discounts, professional fees and other transactions fees and expenses in connection with the offering. After these costs, the remaining $125 million is to be used for general corporate purposes. See below in this Item 7 under “Indebtedness” for a description of the 12% Senior Secured Notes.

Included in other income (expense), net in our consolidated statements of operations for 2009 is a charge of approximately $29 million recorded in connection with the early extinguishment of the GC Impsat Notes and Term Loan Agreement.

At December 31, 2009, our available liquidity consisted of $477 million of unrestricted cash and cash equivalents. In addition, at December 31, 2009, we also held $16 million in restricted cash and cash equivalents. Our restricted cash and cash equivalents comprise cash collateral for letters of credit or performance bonds issued in favor of certain of our vendors and deposits securing real estate obligations.

On January 8, 2010, the Venezuelan government announced the devaluation of the Venezuelan bolivar. The official exchange rate increased from 2.15 Venezuelan bolivars to the U.S. Dollar to 4.30 for non-essential goods (which is deemed to include telecommunications services). At December 31, 2009, approximately $53 million (valued at the fixed official rate) of our unrestricted cash and cash equivalents were held in Venezuelan bolivars. If enacted prior to December 31, 2009 this devaluation would have reduced our unrestricted cash and cash equivalents by approximately $27 million, based on the bolivars balance as of December 31, 2009. The effects of the devaluation will be recognized in the first quarter of 2010.

In the long term, we expect our operating results and cash flows to continue to improve as a result of the continued growth of our higher margin enterprise, carrier data and indirect sales channel business, including the economies of scale expected to result from such growth, and from ongoing cost management initiatives, including initiatives to optimize the access network and effectively lower unit prices. Thus, in the long term, we expect to generate positive cash flow from operating activities in an amount sufficient to fund all investing and financing requirements, subject to the possible need to refinance our existing major debt instruments as described below. However, our ability to improve cash flows is subject to the risks and uncertainties described under Item 1A, “Risk Factors—Cautionary Factors That May Affect Future Results“ as well as the variability of quarterly liquidity discussed below.

In 2010, operating cash flows will be adversely impacted by approximately $55 million of incremental annual interest expense primarily resulting from the issuance of the 12% Senior Secured Notes and the associated refinancing. We also anticipate lower sales of IRUs and prepaid services than realized in 2009. Despite these factors, in the short-term we expect cash provided by operating activities (including IRUs and other prepaid sales) to exceed purchases of property and equipment. This expectation is based in part on raising financing for such property and equipment from vendors and others in amounts somewhat lower than those arranged in 2009. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. In addition, our short-term liquidity and more specifically our quarterly liquidity expectations are subject to considerable variability as a result of the timing of interest payments as well as the following factors:

•	Working capital variability significantly impacts our cash flows and causes our intra-quarter cash balances to drop to levels significantly lower than those prevailing at the end of a quarter.

•

We rely on the sale of IRUs and prepaid services, which often involve large dollar amounts and are difficult to predict. During 2009, we received $130 million of cash receipts from the sale of IRUs and prepaid services compared to $146 million in 2008. Our forecasted cash flows for 2010 contemplate lower sales of IRUs and prepaid services as compared to the $130 million in 2009.

•

Adverse general economic conditions could cause customer buying patterns with us to change as a result of their cash conservation efforts, which could have an adverse impact on our cash flows. Such adverse conditions could also adversely impact our working capital to the extent suppliers seek more timely payment from us or customers pay us on a less timely basis.

•

We have exposure to significant currency exchange rate risks. We conduct a significant portion of our business using the British Pound Sterling, the Euro and the Brazilian Real. Appreciation of the U.S. Dollar adversely impacts our consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

•

Restrictions on the conversion of the Venezuelan bolivar into U.S. Dollars have resulted in the buildup of a material excess bolivar cash balance, which is carried on our books at the official exchange rate, attributing to the bolivar a value that is significantly greater than the value prevailing on the parallel market. If we elected, or were required, to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars using unofficial, parallel currency-exchange mechanisms that may be available from time to time, material currency exchange losses would likely be incurred in the period of conversion. Additionally, if we further determined that the unofficial parallel rate should be used in the future to measure assets, liabilities and transactions, reported results could be further adversely affected. See below in this Item 7 under “Currency Risk” for further information.

•

Our liquidity may also be adversely affected if we settle or are found liable in respect of contingent legal, tax and other liabilities, and the amount and timing of the resolution of these contingencies remain uncertain.

•

Cash outlays for purchases of property and equipment can vary significantly from quarter to quarter. Such outlays in the first half of 2009 exceeded outlays in the second half of the year due primarily to the timing of major network upgrades. Although we have the flexibility to reduce expected capital expenditures in future periods to conserve cash, the majority of our capital expenditures are directly related to customer requirements and therefore ultimately generate long-term cash flows.

The vast majority of our long-term debt and capital lease obligations mature after 2010. However, we have approximately $86 million related to various debt agreements that become due and payable in the next twelve months (including approximately $11 million of bonds issued by GC Impsat’s Colombian subsidiary). With regard to our major debt instruments, (i) the $144 million original principal amount of our 5% Convertible Notes matures in 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share); (ii) the $439 million original principal amount of the GCUK Notes matures in 2014, of which we anticipate making an offer of approximately $19 million in respect to the 2009 Excess Cash Offer; and (iii) the $750 million original principal amount of the 12% Senior Secured Notes matures in 2015. If cash on hand at the time any of these debt instruments mature is insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time.

As a holding company, all of our revenue is generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon intercompany transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world and are subject to legal and contractual restrictions affecting their ability to make intercompany funds transfers. Such legal restrictions include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the use of certain mechanisms to covert and expatriate funds that are particularly prevalent in Latin America. Contractual restrictions on intercompany funds transfers include limitations in our major debt instruments on the ability of our subsidiaries to make dividend and other payments on equity securities, as well as limitations on our subsidiaries’ ability to make intercompany loans or to upstream funds in any other manner. These contractual restrictions arise under our major debt instruments. However, the 12% Senior Secured Notes indenture does not restrict the ability of our subsidiaries in the ROW and GC Impsat Segments to transfer funds to GCL, although such restrictions do apply to our GCUK Segment due to restrictions in the GCUK Notes indenture.

At December 31, 2009, unrestricted cash and cash equivalents were $60 million, $154 million, and $263 million at our GCUK, GC Impsat and ROW Segments, respectively (see below in this Item 7 under “Currency Risk” for information related to the devaluation of the Venezuelan bolivar on January 12, 2010). Although operational constraints require us to maintain significant minimum cash balances in each of our segments, we believe that our GCUK and GC Impsat Segments’ existing unrestricted cash balances are sufficient for their operating and investing activities for the foreseeable future. Our GCUK Segment borrowed $15 million during 2009 from the GC Impsat Segment to ensure cash balances were at prudent levels upon completion of the annual Excess Cash Offer for the GCUK Notes. We believe that this loan, which is payable September 2012, and likely future inter-segment funds transfers in amounts permitted by our debt instruments will be sufficient to enable each segment to reach the point of sustained recurring positive cash flow from operating and investing activities. Most of our assets have been pledged to secure our indebtedness. Failure to comply with the covenants in any of our debt instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts. Such acceleration would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under a capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain debt instruments.

Indebtedness

At December 31, 2009, we had $1.471 billion of indebtedness outstanding (including long and short term debt and capital lease obligations), consisting of $441 million of GCUK Notes ($439 million aggregate principal plus $2 million of net unamortized premium), $130 million of 5% Convertible Notes ($144 million aggregate principal less $14 million of unamortized discount), $735 million of 12% Senior Secured Notes ($750 million aggregate principal less $15 million of unamortized discount), $139 million of capital lease obligations and $26 million of other debt.

Below are summaries of our principal debt instruments outstanding at December 31, 2009. We are in compliance with all covenants under our material debt agreements and expect to continue to be in compliance.

12% Senior Secured Notes

On September 22, 2009, we issued $750 million in aggregate principal amount of 12% Senior Secured Notes due September 15, 2015 at an issue price of 97.944% of their par value. Interest on the notes accrues at the rate of 12% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year through maturity, commencing on March 15, 2010. The transaction was intended to simplify our capital structure and to improve our liquidity and financial flexibility by effectively extending the May 2012 maturity of our Term Loan Agreement, reducing contractual restrictions on intercompany transactions between our GC Impsat and ROW Segments, and increasing our consolidated cash balance.

The 12% Senior Secured Notes are guaranteed by the vast majority of our direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment. The obligations of GCL and the guarantors in respect of the notes are senior obligations which rank equal in right of payment with all of their existing and future senior indebtedness. In addition, the 12% Senior Secured Notes are secured by first-priority liens, subject to certain exceptions, on GCL’s and certain of the guarantor’s existing and future assets. These assets generally include the “Specified Tangible Assets” (defined in the notes indenture as cash and cash equivalents, accounts receivable from third parties and property, plant and equipment (other than property, plant and equipment under capital leases and leasehold improvements)) of GCL and the “Grantor Guarantors” organized in “Approved Jurisdictions” (as such terms are defined in the notes indenture). The book value of such “Specified Tangible Assets” as of December 31, 2009 was $1.252 billion, which exceeds the $1.0 billion threshold required to incur indebtedness and make restricted payments pursuant to certain of the exceptions to the covenants in the notes indenture.

The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries (other than those comprising the GCUK Segment) to: (1) incur or guarantee additional indebtedness or issue preferred stock; (2) pay dividends or make other distributions; (3) make certain investments (including investments in the GCUK Segment); (4) enter into arrangements that restrict dividends or other payments to us from our restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of our assets.

We used the proceeds from the issuance of the 12% Senior Secured Notes to: (i) repay the Term Loan Agreement in full, together with a 1% prepayment penalty and unpaid interest to but not including the date of repayment (total cost of $348 million); (ii) purchase all of the GC Impsat Notes validly tendered in a tender offer for such notes, including a consent fee of 5% of the principal amount of those notes tendered by the early withdrawal date (total cost of $237 million); and (iii) pay the estimated initial purchaser discounts, professional fees and other transactions fees and expenses in connection with the offering. After these costs, the remaining $125 million is to be used for general corporate purposes.

At any time prior to September 15, 2012, we may on any one or more occasions redeem up to 35% of the aggregate original principal amount of the 12% Senior Secured Notes at a redemption price of 112% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings by GCL. In addition, on or after September 15, 2012, we may redeem all or a part of the 12% Senior Secured Notes at the redemption prices of 106%, 103% or 100% of par during 2012, 2013, and 2014 and thereafter, respectively.

The 12% Senior Secured Notes are not registered under the Securities Act and the initial purchasers agreed to sell the notes only (i) in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and (ii) outside the United States to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. However, we are required to register an identical series of notes with the Securities and Exchange Commission and to offer to exchange those registered notes for the notes issued in connection with the initial offering by September 22, 2010, subject to possible extensions under certain circumstances. GCL expects to complete the registration and exchange offer on or before the date specified above. However, in the event of registration default, we would be obligated to pay additional interest in an amount equal to 0.25% per annum on the principal amount of the notes, with such rate increasing by an additional 0.25% for each subsequent 90-day period until the registration default is cured, up to a maximum rate of additional interest of 1.00% per annum. The maximum possible additional interest payable in the period from September 22, 2010 to September 15, 2015 (the maturity date) would be $35 million.

GCUK Senior Secured Notes

On December 23, 2004, Global Crossing (UK) Finance Plc, a wholly owned financing subsidiary of GCUK (“GCUK Finance”) issued $200 million in aggregate principal amount of 10.75% U.S. Dollar denominated senior secured notes due 2014 and 105 million pounds sterling aggregate principal amount of 11.75% pounds sterling denominated senior secured notes due 2014. The U.S. Dollar and sterling denominated notes were issued at a discount of approximately $3 million and 2 million pounds sterling, respectively, which resulted in our receiving gross proceeds, before underwriting fees, of approximately $398 million. The GCUK Notes mature on the tenth anniversary of their issuance. Interest is payable in cash semi-annually on June 15 and December 15.

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

With respect to the 2009 Excess Cash Offer, we anticipate making an offer of approximately $19 million, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of year-end, and the associated purchases are required to be completed within 150 days after year-end.

A loan or dividend payment by GCUK to us and our affiliates is a restricted payment under the indenture governing the GCUK Notes. Under the indenture, such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test; (ii) may generally be made only within ten business days of consummation of each Excess Cash Offer; and (iii) would generally be limited to 50% of Designated GCUK Cash Flow plus the portion, if any, of the applicable Excess Cash Offer that the holders of the notes decline to accept. In addition, so long as GCUK is not then in default under the indenture, GCUK may make up to 10 million pounds sterling (approximately $16 million at the exchange rate at December 31, 2009) in the aggregate in restricted payments in excess of 50% of Designated GCUK Cash Flow for a given period; provided that any such excess payments shall reduce the amount of restricted payments permitted to be paid out of future Designated GCUK Excess Cash Flow. The terms of any inter-company loan by GCUK to us or our other subsidiaries are required by the GCUK Notes indenture to be at arm’s length and must be agreed to by the board of directors of GCUK, including its independent members. In the exercise of their fiduciary duties, GCUK’s directors will require GCUK to maintain a minimum cash balance in an amount they deem prudent.

5% Convertible Notes

On May 30, 2006, we completed a public offering of $144 million aggregate principal amount of 5% convertible senior notes due 2011 for total gross proceeds of $144 million. The 5% Convertible Notes rank equal in right of payment with any other senior indebtedness of Global Crossing Limited, except to the extent of the value of any collateral securing such indebtedness. The notes were priced at par value, mature on May 15, 2011, and accrue interest at 5% per annum, payable semi-annually on May 15 and November 15 of each year. The 5% Convertible Notes may be converted at any time prior to maturity at the option of the holder into shares of our common stock at a conversion price of approximately $22.98 per share. At any time prior to maturity, we may unilaterally and irrevocably elect to settle our conversion obligation in cash and, if applicable, shares of our common stock, calculated as set forth in the indenture governing the 5% Convertible Notes. During the twelve months ended May 20, 2010, we may redeem some or all of the 5% Convertible Notes for cash at a redemption price equal to 101% of the principal amount being redeemed, plus accrued and unpaid interest. We may be required to repurchase, for cash, all or a portion of the notes upon the occurrence of a fundamental change (i.e., a change in control or a delisting of our common stock) at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of our common stock in a transaction constituting a fundamental change.

Concurrent with the closing of the 5% Convertible Notes offering the Company purchased a portfolio of U.S. treasury securities with total face value of $21 million for $20 million, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes. At December 31, 2009 and 2008, nil and $4 million, respectively, of these securities are included in prepaid costs and other current assets.

Other Financing Activities

During 2009, we entered into various capital leasing arrangements that aggregated $66 million in total leased amount, including $7 million of sales leaseback proceeds. These agreements have terms that range from 18 to 144 months and implicit interest rates that range from 3.4% to 20.7%, with a weighted average effective interest rate of 9.4%.

During 2009, we purchased certain assets held under capital leases. We paid approximately $23 million to purchase the assets of which $14 million and $9 million, respectively, are reflected as repayment of capital lease obligations and purchases of property and equipment on the consolidated statement of cash flows.

During 2009, we also entered into debt agreements having aggregate principal amount of $6 million. These agreements have terms that range from 6 to 12 months, $4 million of which have variable interest rate based on a spread over the Colombian Fixed Term Deposit Rate and $2 million based on a spread over the Brazilian Inter-bank Lending Rate.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Year Ended December 31,		$ Increase/ (Decrease)
	2009	2008
	(in millions)
Net cash flows provided by operating activities	$256	$203	$53
Net cash flows used in investing activities	(168)	(146)	(22)
Net cash flows provided by (used in) financing activities	26	(75)	101
Effect of exchange rate changes on cash and cash equivalents	3	(19)	22

Net increase (decrease) in cash and cash equivalents	$117	$(37)	$154

Cash Flows from Operating Activities

Cash flows provided by operating activities increased in 2009 compared with 2008 primarily as a result of improved operating results and operating working capital management as a result of a reduction in days sales outstanding for our receivables and an increase in accrued liabilities. During 2009 we received $130 million of cash receipts from the sale of IRUs and prepaid services compared with $146 million in 2008.

Cash Flows from Investing Activities

Cash flows used in investing activities increased in 2009 compared with 2008 primarily as a result of the release of restricted cash related to the debt service reserve fund for the GC Impsat Notes and the release of cash restricted under various other credit agreements in 2008, and lower net proceeds from the sale of assets, partially offset by lower purchases of property and equipment.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased in 2009 compared with 2008 primarily as a result of receipt of the net proceeds after debt refinancing and payment of transaction costs for the 12% Senior Secured Notes, partially offset by an increase for the payment of employee withholding taxes on certain share-based compensation and payments on capital lease obligations.

Contractual Cash Commitments

The following table summarizes our contractual cash commitments at December 31, 2009:

In millions	Total	Less than 1 year (2010)	1-3 years (2011-2012)	3-5 years (2013-2014)	More than 5 years
Long-term debt obligations(1)(2)	$2,135	$186	$433	$697	$819
Capital lease obligations(1)	177	58	66	14	39
Operating lease obligations	814	103	177	151	383
Pension obligations(3)	1	1	—	—	—
Purchase and other obligations(4)	933	369	266	110	188

Total	$4,060	$717	$942	$972	$1,429

(1)	Includes both principal and interest on obligations.
(2)

The principal repayment of the GCUK Notes of approximately $439 million includes $19 million and $420 million in the “Less than 1 year” and “More than 5 years” section of the table, respectively. The $19 million represents the portion of the Designated GCUK Cash Flow we expect to offer holders of the GCUK Notes within 120 days of December 31, 2009. As the Designated GCUK Cash Flow will vary from period to period, we have not predicted early purchases of the GCUK Notes beyond 2009. The pound sterling interest and principal due for the GCUK Notes have been translated for all periods at the December 31, 2009 year end rate of 1.6069 U.S. Dollars to one pound sterling.

(3)

Amount relates to our current expected funding requirements in 2009 related to our defined benefit pension plans. Funding amounts will vary yearly based on actuarial assumptions, company funding policy and statutory funding requirements and therefore we have not included amounts beyond 2010.

(4)

Amounts represent contractual commitments with third parties to purchase network access services ($395 million), maintenance services for portions of our network and information technology ($293 million), other purchase order commitments ($157 million), rental payments for restructured properties ($79 million), and other ($9 million).

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of December 31, 2009 and 2008, our receivables related to our carrier sales channels represented approximately 43% and 46%, respectively, of our consolidated receivables. Also as of December 31, 2009 and 2008, our receivables due from various agencies of the U.K. Government together represented approximately 5% and 6%, respectively, of our consolidated receivables.

Currency Risk

Certain of our current and prospective customers derive their revenue in currencies other than U.S. Dollars but are invoiced by us in U.S. Dollars. The obligations of customers with revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. Dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. Dollars. In either event, the affected customers may not be able to pay us in U.S. Dollars. In addition, where we issue invoices for our services in currencies other than U.S. Dollars, our operating results may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. Dollar and we cannot or do not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies (such as the devaluation of the Venezuelan bolivar discussed below) relative to the U.S. Dollar could adversely affect our ability to market our services to customers whose revenue is denominated in those currencies.

Certain Latin American economies have experienced shortages in foreign currency reserves and have adopted restrictions on the use of certain mechanisms to expatriate local earnings and convert local currencies into U.S. Dollars. Any such shortages or restrictions may limit or impede our ability to transfer or to convert such currencies into U.S. Dollars and to expatriate such funds for the purpose of making timely payments of interest and principal on our indebtedness. These restrictions have a significantly greater impact on us and on our ability to service our debt as a result of the Impsat acquisition. In addition, currency devaluations in one country may have adverse effects in another country.

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas (“CADIVI”) and

to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks. We cannot predict if and when we will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of receipt of such approval. If we elected, or were required, to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars using unofficial, parallel currency-exchange mechanisms that may be available from time to time, material currency exchange losses would likely be incurred in the period of conversion. Additionally, if we further determined that the unofficial parallel rate should be used in the future to measure bolivar-based assets, liabilities and transactions, reported results could be further adversely affected. As of December 31, 2009, approximately $53 million (valued at the fixed official rate) of our cash and cash equivalents were held in Venezuelan bolivars. For 2009, our Venezuelan subsidiary generated approximately $57 million of our consolidated revenue and $26 million of our consolidated OIBDA at the fixed official rate. As of December 31, 2009, our Venezuelan subsidiary had $47 million of net monetary assets of which $5 million and $42 million were denominated in U.S. Dollars and Venezuelan bolivars, respectively. The official exchange rate is 2.15 bolivars to the U.S. Dollar at December 31, 2009. The estimated exchange rate on the parallel market is between 5.82 and 5.97 bolivars to the U.S. Dollar at December 31, 2009. As of December 31, 2009 our Venezuelan subsidiary had $83 million of net assets, of which $53 million may not be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI). This amount represents the difference in value of our Venezuelan subsidiary’s net assets calculated using the official exchange rate as of December 31, 2009 versus such subsidiary’s net assets calculated using our estimate of the parallel market rate as at such date (since no third party consent is required to convert bolivars into U.S. Dollars on the parallel market and to then transfer such dollars to GCL).

On January 8, 2010, the Venezuelan government announced the devaluation of the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivars to the U.S. Dollar to 4.30 for non-essential goods (which is deemed to include telecommunications services). If enacted prior to December 31, 2009 this devaluation would have reduced our unrestricted cash and cash equivalents and net monetary assets by approximately $27 million and $21 million, respectively, based on the bolivars balances as of December 31, 2009. The devaluation of our net monetary assets will result in a foreign exchange loss recognized in our consolidated statement of operations in the first quarter of 2010.

In 2008, we participated in a debt auction held by the Venezuelan government to purchase $10 million par value of U.S. dollar-denominated bonds in connection with our currency exchange risk mitigation efforts. The purchase price of the bonds was $11 million. We received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8 million, which resulted in an approximate 27% discount. The loss was included in other income (expense), net in our consolidated statements of operations.

We conduct a significant portion of our business using the British Pound Sterling, the Euro and the Brazilian Real. Appreciation of the U.S. Dollar adversely impacts our consolidated revenue. Since we tend to incur costs in the same currency in which we realize revenue, the impact on operating income and operating cash flow is largely mitigated. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

Off-Balance Sheet Arrangements

As of December 31, 2009 we did not have any off-balance sheet arrangements outstanding.

Recently Issued and Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued a new accounting and reporting standard for business combinations, codified in ASC Topic 805, which became effective for us on January 1, 2009 and will be applied prospectively to any potential future transactions. This new standard governs how business acquisitions are accounted for and how they will impact the financial statements of periods prior to and subsequent to the acquisition date.

The new standard amended ASC Topic 852 with respect to financial reporting by entities in reorganization under the bankruptcy code. Prior to adoption, reversal of pre-emergence tax valuation allowances were recorded as a reduction of intangibles to zero and thereafter as additional paid-in-capital. Since adoption, the reversal of pre-emergence valuation allowances are recorded as a reduction of tax expense. During the years ended December 31, 2008 and 2007, we recorded a provision for income taxes and additional paid-in-capital of $30 million and $41 million, respectively, as a result of accounting in accordance ASC Topic 852. This new standard also amended the accounting for income taxes guidance codified in ASC Topic 740. Prior to adoption, the reversal of valuation allowances recorded in purchase accounting would first reduce goodwill to zero, and then reduce the other acquired non-current intangible assets to zero, and then be reflected in income tax expense. Upon adoption, the reversals of pre-acquisition valuation allowances that do not qualify as a measurement period adjustment are reflected in income tax expense. During the years ended December 31, 2008 and 2007, we recorded $5 million and $4 million, respectively, of valuation allowance reversals for deferred tax assets acquired as part of the Impsat acquisition as a reduction in goodwill. Lastly, the new guidance nullified the guidance previously found in AICPA Practice Bulletin No. 11, “Accounting for Pre-confirmation Contingencies in Fresh Start Reporting,” which had required adjustments of pre-confirmation contingencies to be separately disclosed in income or loss from continuing operations. Since adoption, adjustments in income tax contingencies are recognized in provision for income taxes and non-income tax contingencies in operating income or loss.

In May 2008, the FASB revised the guidance for accounting for debt codified in ASC Topic 470 with respect to debt with conversion and other options to clarify the accounting for convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) and specify that issuers of convertible instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These amendments to ASC Topic 470 were required to be applied on a retrospective basis for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On May 30, 2006, we completed a public offering of $144 million aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) which are within the scope of these amendments to ASC Topic 470. Accordingly, our consolidated financial statements for the years ended December 31, 2008 and 2007 have been adjusted to reflect the retrospective application of these amendments.

For additional information on recently issued and recently adopted accounting pronouncements, see Note 2, “Basis of Presentation and Significant Accounting Policies” to the accompanying consolidated financial statements for a full description of recently issued and recently adopted accounting pronouncements including the date of adoption and effects on results of operations and financial condition, where applicable.

Restructuring Activities

Below is a description of our significant restructuring plans:

2007 Restructuring Plans

During 2007, we implemented initiatives to generate operational savings which included organizational realignment and functional consolidation resulting in the involuntary separation of employees. As a result of these initiatives, during 2007 we incurred a net charge of $10 million for one-time severance and related benefits which was included in selling, general and administrative expenses in the consolidated statement of operations. On a segment basis, $2 million and $8 million were recorded to the GCUK and ROW Segments, respectively. As of both December 31, 2009 and 2008, all severance amounts had been paid under the plan.

We adopted a restructuring plan as a result of the Impsat acquisition (see Note 4, “Acquisitions,” to the accompanying consolidated financial statements) under which redundant Impsat employees were terminated. As a result, we incurred cash restructuring costs of approximately $8 million for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of December 31, 2009 and December 31, 2008, the remaining liability of the restructuring reserve including accrued interest was $7 million and $8 million, respectively, all related to the GC Impsat Segment. In 2009, the Company settled one claim initiated in 2007 by a former director and officer of Impsat to be paid out in installments through February 2011.

2003 and Prior Restructuring Plans

Prior to our emergence from bankruptcy on December 9, 2003, we announced and implemented certain restructuring activities to reduce our operating expenses and cash flow requirements. The restructuring activities were taken as a result of the slowdown of the economy and telecommunications industry as well as our efforts to restructure while under Chapter 11 bankruptcy protection. As a result of these activities, we eliminated employees and vacated facilities. All amounts incurred for employee separations were paid as of December 31, 2004 and it is anticipated that the remainder of the restructuring liability, all of which relates to facility closings, will be paid through 2025.

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $94 million as of December 31, 2009), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2009, anticipated third party sublease receipts were $81 million, representing $34 million from subleases already entered into and $47 million from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the years ended December 31, 2009 and 2008:

Facility Closings
Balance at January 1, 2008	$26
Change in estimated liability	6
Deductions	(12)
Foreign currency impact	(2)

Balance at December 31, 2008	18
Change in estimated liability	6
Deductions	(8)
Foreign currency impact	1

Balance at December 31, 2009	$17

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

	Principal (Notional Amount by Expected Maturity)						December 31, 2009		December 31, 2008
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value	Total	Fair Value
	(in millions U.S. Dollars)
LONG-TERM DEBT (INCLUDING CURRENT PORTION)
Fixed Rate(1)	$22	$149	$—	$—	$420	$751	$1,342	$1,405	$809	$475
Average interest rates	8.66%	7.97%	0%	0%	11.25%	10.94%
Variable Rate
Senior Secured Term Loan(2)	$—	$—	$—	$—	$—	$—	$—	$—	$344	$189
Colombian notes(3)	$11	$—	$—	$—	$—	$—	$11	$11	$10	$10
Colombian working capital notes(4)	$4	$1	$1	$—	$—	$—	$6	$6	$7	$7
Brazil HSBC(5)	$—	$—	$—	$—	$—	$—	$—	$—	$3	$3

(1)	The interest rate for the $750 million Senior Secured Notes due 2015 is 12% and 9.875% for the remaining $1 million GC Impsat Notes.
(2)	The interest rate was LIBOR + 6.25% which was 8.08% as of December 31, 2008.
(3)	The interest rate is the Colombian consumer price index + 8% which was 10.16% as of December 31, 2009.
(4)	The interest rate is LIBOR + 1.5% to 2.75% which was 1.95% to 3.20% as of December 31, 2009.
(5)	The interest rate was the Brazilian interbank lending rate + 8.73% which was 23.29% as of December 31, 2008.

In 2009, we issued $750 million in aggregate principal amount of 12% Senior Secured Notes due September 15, 2015 which is included in fixed rate long-term debt in the table above. We used part of the proceeds from the issuance of the 12% Senior Secured Notes to repay the Term Loan Agreement in full (variable rate debt) and purchase all of the GC Impsat Notes (fixed rate debt) validly tendered in a tender offer for such notes.

Foreign Currency Risk

The table below provides information about our financial instruments subject to currency risk and constitutes a “forward looking statement.”

	Principal (Notional Amount by Expected Maturity)						December 31, 2009		December 31, 2008
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value	Total	Fair Value
	(in millions U.S. Dollars)
LONG-TERM DEBT (INCLUDING CURRENT PORTION)
Swiss Francs	$—	$6	$—	$—	$—	$—	$6	$6	$6	$6
Average interest rates	7.50%	7.50%
Colombian Pesos	$11	$—	$—	$—	$—	$—	$11	$11	$10	$10
Average interest rates(1)	10.16%
British Pounds	$11	$—	$—	$—	$234	$—	$245	$243	$226	$111
Average interest rates	11.75%	11.75%	11.75%	11.75%	11.75%
Brazilian Reals(2)	$—	$—	$—	$—	$—	$—	$—	$—	$3	$3
Average interest rates

(1)	The interest rate is the Colombian consumer price index + 8% which was 10.16% as of December 31, 2009.
(2)	The interest rate was the Brazilian interbank lending rate + 8.73% which was 23.29% as of December 31, 2008.

See “Liquidity and Capital Resources,” for information on our indebtedness and “Currency Risk,” for information about our currency restrictions.

We have not entered into, and do not intend to enter into, financial instruments for speculation or trading purposes. Additional information regarding financial instruments is contained in Note 11, “Debt” and Note 19, “Financial Instruments,” to the accompanying consolidated financial statements included in this annual report on Form 10-K.

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

In connection with the preparation of this annual report on Form 10-K, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2009.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Except as noted above, there were no other material changes in our internal control over financial reporting during the fourth quarter of 2009 and year ended December 31, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, has audited and issued a report expressing its opinion on the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s report appears below in this Item 9A.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Global Crossing Limited

We have audited Global Crossing Limited’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Crossing Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Global Crossing Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Crossing Limited and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2009 of Global Crossing Limited, and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG

Iselin, New Jersey

February 23, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 will be contained in our definitive proxy statement for use in connection with our 2010 annual general meeting of shareholders. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item 11 will be contained in our definitive proxy statement for use in connection with our 2010 annual general meeting of shareholders. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is contained in Item 5 above under the caption “Equity Compensation Plan Information.” The other information called for by this Item 12 will be contained in our definitive proxy statement for use in connection with our 2010 annual general meeting of shareholders. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 will be contained in our definitive proxy statement for use in connection with our 2010 annual general meeting of shareholders. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 will be contained in our definitive proxy statement for use in connection with our 2010 annual general meeting of shareholders. Such information is incorporated into this annual report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1. Financial Statements-Included in Part II of this Form 10-K:

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008.

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements

2. Financial Statement Schedule—Included in Part II of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts

3. Exhibit Index:

Exhibit Number	Exhibit
2.1	Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., Joint Provisional Liquidators of Global Crossing Ltd. and Global Crossing Holdings Ltd. (the “JPLs”), Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd., dated as of August 9, 2002 (incorporated by reference to Exhibit 2.12 of Global Crossing Ltd.’s 2001-2002 Annual Report on Form 10-K filed on December 8, 2003 (the “2002 10-K”)).

2.2	Amendment No. 1 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs, Singapore Technologies Telemedia Pte Ltd, and Hutchison Telecommunications Ltd., dated as of December 20, 2002 (incorporated by reference to Exhibit 2.13 of the 2002 10-K).

2.3	Amendment No. 2 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd, dated as of May 13, 2003 (incorporated by reference to Exhibit 2.14 of the 2002 10-K).

2.4	Amendment No. 3 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings, Ltd. and Singapore Technologies Telemedia Pte Ltd, dated as of October 13, 2003 (incorporated by reference to Exhibit 2.15 of the 2002 10-K).

2.5	Amendment No. 4 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd, dated as of November 14, 2003 (incorporated by reference to Exhibit 2.16 of the 2002 10-K).

2.6	Amendment No. 5 to Purchase Agreement among Global Crossing Ltd., Global Crossing Holdings Ltd., the JPLs and Singapore Technologies Telemedia Pte Ltd, dated as of December 3, 2003 (incorporated by reference to Exhibit 2.17 of the 2002 10-K).

2.7	Disclosure Statement, including Proposed Plan of Reorganization of Global Crossing Ltd., dated as of October 21, 2002 (incorporated by reference to Global Crossing Ltd.’s Current Report on Form 8-K, filed on October 28, 2002).

Exhibit Number	Exhibit
2.8	Confirmation Order, dated as of December 26, 2002, confirming Global Crossing Ltd.’s Joint Plan of Reorganization (incorporated by reference to Exhibit 99.2 to Global Crossing Ltd.’s Current Report on Form 8-K, filed on January 10, 2003).

2.9	Asset Purchase Agreement by and between Global Crossing Telecommunications, Inc. and Matrix Telecom, Inc. dated as of March 19, 2005 (incorporated by reference to Exhibit 2.9 to GCL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 10, 2005 (the “March 31, 2005 10-Q”)). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pursuant to this regulation, Global Crossing Limited (“GCL”) hereby agrees to furnish a copy of any such instrument to the SEC upon request.)

2.10	Asset Purchase Agreement between Global Crossing Holdings Limited (“GCHL”) and WestCom Corporation, dated as of March 25, 2005 (incorporated by reference to Exhibit 2.10 to the March 31, 2005 10-Q). (The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pursuant to this regulation, GCL hereby agrees to furnish a copy of any such instrument to the SEC upon request. GCL received approval of its request for confidential treatment with respect to portions of this Exhibit. An unredacted version of this Exhibit has been filed separately with the SEC.)

2.11	Agreement and Plan of Merger by and among GCL, GC Crystal Acquisition, Inc. (“GC Crystal”), and Impsat Fiber Networks, Inc. (“Impsat”), dated as of October 25, 2006 (incorporated by reference to Exhibit 2.1 to Impsat’s Current Report on Form 8-K, filed on October 30, 2006).

2.12	Amendment to Agreement and Plan of Merger by and among GCL, GC Crystal, and Impsat, dated as of February 22, 2007 (incorporated by reference to Exhibit 2.1 to GCL’s Current Report on Form 8-K, filed on February 23, 2007).

2.13	Second Amendment to Agreement and Plan of Merger by and among GCL, GC Crystal, and Impsat, dated as of March 15, 2007 (incorporated by reference to Exhibit 2.13 of GCL’s 2006 Annual Report on Form 10-K, filed on March 16, 2007).

3.1	Amended and Restated Constitutional Documents of GCL (incorporated by reference to Exhibit 3.1 of GCL’s 2007 Annual Report on Form 10-K, filed on March 13, 2008 (the “2007 10-K”)).

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital, dated June 3, 2004 (incorporated by reference to Exhibit 3.2 of the 2007 10-K).

3.3	Certificate of Deposit of Memorandum of Increase of Share Capital, dated July 18, 2006 (incorporated by reference to Exhibit 3.3 of the 2007 10-K).

3.4	Certificate of Deposit of Memorandum of Increase of Share Capital, dated June 29, 2007 (incorporated by reference to Exhibit 3.4 of the 2007 10-K).

3.5	Amended and Restated Bye-Laws of GCL dated as of June 12, 2007 (incorporated by reference to Exhibit 3.5 of the 2007 10-K).

4.1	Form of stock certificate for common stock of GCL (formerly GC Acquisition Ltd.) (incorporated by reference to Exhibit 4.1 of the 2002 10-K).

4.2	Certificate of Designations of 2.0% Cumulative Senior Preferred Shares of GCL (formerly GC Acquisition Ltd.), dated as of December 9, 2003 (incorporated by reference to Exhibit 4.2 of GCL’s 2003 Annual Report on Form 10-K, filed on March 26, 2004 (the “2003 10-K”)).

Exhibit Number	Exhibit
4.3	Written Consent of STT Crossing Ltd., the Sole Holder of the 2.0% Cumulative Senior Convertible Preferred Shares of GCL, dated as of May 23, 2006 (incorporated by reference to Exhibit 99.3 of GCL’s current report on Form 8-K, filed May 30, 2006 (the “May 30, 2006 8-K”)).

4.4	Restructuring Agreement dated as of October 8, 2004, among GCL, GCHL, Global Crossing North American Holdings, Inc., Global Crossing (UK) Telecommunications Limited (“GCUK”), STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (incorporated by reference to Exhibit 4.6 of GCL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004 (the “September 30, 2004 10-Q”)).

4.5	Amendment No. 1 to Restructuring Agreement, dated as of December 10, 2004, among GCL, GCHL, Global Crossing North American Holdings, Inc., GCUK, STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, and STT Communications Ltd. (incorporated by reference to Exhibit 10 of GCL’s current report on Form 8-K filed on December 13, 2004).

4.6	Amendment No. 2 to Restructuring Agreement, dated as of May 30, 2006, among GCL, GCHL, Global Crossing North American Holdings, Inc., GCUK, STT Crossing Ltd., and STT Communications Ltd. (incorporated by reference to Exhibit 99.4 of GCL’s Current Report on Form 8-K, filed on June 1, 2006 (the “June 1, 2006 8-K”).

4.7	Indenture, dated as of December 23, 2004, by and among Global Crossing (UK) Finance Plc (“GCUK Finance”), GCUK, the other subsidiaries of GCUK guaranteeing the notes, STT Communications Ltd., as optionholder, AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent, and The Bank of New York, as trustee, relating to the approximately $404 million aggregate original principal amount of senior secured notes due 2014 (incorporated by reference to Exhibit 4.2 of GCL’s current report on Form 8-K, filed on December 30, 2004 (the “December 30, 2004 8-K”)).

4.8	Debenture, dated as of December 23, 2004, between GCUK and GCUK Finance, as chargors, in favor of The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.3 of the December 30, 2004 8-K).

4.9	Security Arrangement Agreement, dated as of December 23, 2004, by and among STT Communications Ltd., STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, The Bank of New York, as trustee and collateral agent, GCUK, certain of its subsidiaries as obligors and the Hedging Counterparties named therein (incorporated by reference to Exhibit 4.4 of the December 30, 2004 8-K).

4.10	Supplemental Indenture, dated as of December 28, 2006, among Fibernet Group Limited, Fibernet UK Limited and Fibernet Limited, GCUK Finance, GCUK and The Bank of New York, as trustee, relating to the approximately 52 million pounds sterling aggregate original principal amount of senior secured notes due 2014 (incorporated by reference to Exhibit 4.1 to GCL’s current report on Form 8-K, filed on December 29, 2006 (the “December 29, 2006 8-K”)).

4.11	Indenture, dated as of May 18, 2006 between GCL and Wells Fargo Bank, N.A. as trustee relating to debt securities to be issued from time to time under GCL’s shelf registration statement filed on April 21, 2006 (incorporated by reference to Exhibit 4.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 10-Q, filed on August 9, 2006).

4.12	First Supplemental Indenture, dated as of May 30, 2006, to the Indenture dated as of May 18, 2006 between GCL and Wells Fargo as trustee relating to the $143.75 million aggregate original principal amount of GCL’s 5.0% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 99.1 of the June 1, 2006 8-K).

Exhibit Number	Exhibit
4.13	Pledge Agreement, dated as of May 30, 2006, between GCL and Wells Fargo as trustee and securities intermediary relating to the $143.75 million aggregate original principal amount of GCL’s 5.0% Convertible Senior Notes due 2011 (incorporated by reference to Exhibit 99.2 of the June 1, 2006 8-K).

4.14	Indenture, dated as of February 14, 2007 between GC Impsat Holdings I Plc (“GC Impsat”) and Wells Fargo Bank, N.A. as trustee and Wells Fargo Bank, National Association, as escrow agent relating to $225,000,000 in aggregate principal amount of GC Impsat’s 9.875% senior notes due 2017 (incorporated by reference to Exhibit 4.1 GCL’s current report on Form 8-K, filed on February 20, 2007 (the “February 20, 2007 8-K”)).

4.15	Escrow and Security Agreement dated as of February 14, 2007 between the GC Impsat as Depositor, Wells Fargo Bank, N.A as Escrow Agent and Wells Fargo Bank, N.A. as trustee relating to debt securities to be issued from time to time under GCL’s shelf registration statement filed on April 21, 2006 (incorporated by reference to Exhibit 4.2 to the February 20, 2007 8-K).

4.16	First Supplemental Indenture, dated as of September 10, 2009, to the Indenture between GC Impsat and Wells Fargo Bank, N.A. as trustee and Wells Fargo Bank, National Association, as escrow agent relating to $225,000,000 in aggregate principal amount of GC Impsat’s 9.875% senior notes due 2017 (incorporated by reference to Exhibit 4.1 GCL’s current report on Form 8-K, filed on September 11, 2009).

4.17	Registration Rights Agreement, dated as of December 9, 2003, between GCL and Singapore Technologies Telemedia Pte Ltd, relating to common and preferred shares (incorporated by reference to Exhibit 10.10 of the 2003 10-K).

4.18	Amendment No. 1 to Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company (incorporated by reference to Exhibit 10.1 of the December 30, 2004 8-K).

4.19	Amendment No. 2 to Registration Rights Agreement, dated as of May 23, 2006, between GCL and STT Crossing Ltd (incorporated by reference to Exhibit 99.1 of the May 30, 2006 8-K).

4.20	Amendment No. 3 to Registration Rights Agreement, dated as of August 27, 2007, between GCL and STT Crossing Ltd (filed herewith).

4.21	Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company, relating to Convertible Notes (incorporated by reference to Exhibit 10.2 of the December 30, 2004 8-K).

4.22	Indenture, dated as of September 22, 2009, by and among GCL, each of the guarantors identified therein, and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.1 of GCL’s current report on Form 8-K, filed on September 25, 2009 (the “September 25, 2009 8-K”)).

4.23	Collateral Agency Agreement, dated as of September 22, 2009, by and among GCL and Wilmington Trust FSB, both as collateral agent and indenture trustee (incorporated by reference to Exhibit 4.2 of the September 25, 2009 8-K).

4.24	Exchange and Registration Rights Agreement, dated September 22, 2009, by and among the registrant, the guarantors identified therein and the initial purchasers (incorporated by reference to Exhibit 4.3 of the September 25, 2009 8-K).

Except as hereinabove provided, there is no instrument with respect to long-term debt of GCL and its consolidated subsidiaries under which the total authorized amount exceeds 10 percent of the total consolidated assets of GCL. GCL agrees to furnish to the SEC upon its request a copy of any instrument relating to long-term debt.

Exhibit Number	Exhibit
10.1	Employment Agreement, dated as of December 9, 2003, between John J. Legere and GCL (incorporated by reference to Exhibit 10.3 of the 2003 10-K).*

10.2	Employment Agreement, dated as of August 15, 2006, between John J. Legere and GCL (incorporated by reference to Exhibit 10.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006 (the “September 30, 2006 10-Q”)).*

10.3	First Amendment to Employment Agreement, dated as of June 24, 2008, between John J. Legere and GCL (incorporated by reference to Exhibit 10.3 of GCL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008 (the “June 30, 2008 10-Q”)).*

10.4	Second Amendment to Employment Agreement, dated as of December 31, 2008, between John J. Legere and GCL incorporated by reference to Exhibit 10.4 of GCL’s 2008 Annual Report on Form 10-K, filed on March 4, 2009 (the “2008 10-K”).*

10.5	Third Amendment to Employment Agreement, dated as of December 31, 2009, between John J. Legere and GCL (filed herewith).*

10.6	2003 Global Crossing Limited Stock Incentive Plan, as amended on December 10, 2008 (incorporated by reference to Exhibit 10.6 of the 2008 10-K).*

10.7	Form of Non-Qualified Stock Option Agreement applicable to executive officers of GCL (incorporated by reference to Exhibit 10.9 of the 2002 10-K).*

10.8	Form of Non-Qualified Stock Option Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.14 of the September 30, 2004 10-Q).*

10.9	Form of Restricted Stock Unit Agreement applicable to directors of GCL, and to executive officers of GCL for grants made prior to 2007 (incorporated by reference to Exhibit 10.8 of GCL’s 2005 Annual Report on Form 10-K, filed on March 16, 2006 (the “2005 10-K”)).*

10.10	Form of Restricted Stock Unit Agreement applicable to executive officers of GCL for grants made in 2007 (incorporated by reference to Exhibit 10.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended March, 31, 2008, filed on May 8, 2008 (the “March 31, 2008 10-Q”)).*

10.11	Form of Restricted Stock Unit Agreement applicable to executive offers of GCL for grants made after January 1, 2008 (incorporated by reference to Exhibit 10.1 of the June 30, 2008 10-Q).*

10.12	Form of Restricted Stock Unit Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.15 of the September 30, 2004 10-Q).*

10.13	Form of Performance Based Restricted Stock Unit Agreement applicable to directors of GCL, and to executive officers of GCL for grants made prior to 2007 (incorporated by reference to Exhibit 10.10 of the 2005 10-K).*

10.14	Form of Performance Based Restricted Stock Unit Agreement applicable to executive officers of GCL for grants made in 2007 (incorporated by reference to Exhibit 10.2 of the March 31, 2008 10-Q).*

10.15	Form of Performance Based Restricted Stock Unit Agreement applicable to executive officers of GCL for grants made after January 1, 2008 (incorporated by reference to Exhibit 10.2 of the June 30, 2008 10-Q).*

10.16	Form of Performance Based Restricted Stock Unit Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.11 of the 2005 10-K).*

Exhibit Number	Exhibit
10.17	Global Crossing Limited Senior Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the 2003 10-K).*

10.18	Summary of terms of Global Crossing Senior Leadership Performance Program approved by the Board of Directors on November 19, 2004 (incorporated by reference to Exhibit 10.11 to the 2004 10-K).*

10.19	Form of Indemnity Agreement applicable to directors and Executive Committee members of GCL (incorporated by reference to Exhibit 10.16 of the September 30, 2004 10-Q).*

10.20	Form of Indemnity Agreement applicable to directors and officers of subsidiaries of GCL (incorporated by reference to Exhibit 10.4 of the June 30, 2007 10-Q).*

10.21	Cooperation Agreement dated as of December 9, 2003, between GCL (formerly GC Acquisition Ltd.) and the individuals signatory thereto in their capacities as Estate Representative under the Plan of Reorganization and as, or on the behalf of, the Liquidating Trustee under a liquidating trust agreement (incorporated by reference to Exhibit 10.8 of the 2003 10-K).

10.22	Liquidating Trust Agreement among Global Crossing Ltd. and its debtor subsidiaries signatory thereto and the individuals signatory thereto in their capacity as the liquidating trustee (incorporated by reference to Exhibit 99.2 of GCL’s current report on Form 8-K filed on December 23, 2003).

10.23	Network Security Agreement dated as of September 24, 2003, between Global Crossing Ltd., GCL (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department of Defense and the Department of Homeland Security (incorporated by reference to Exhibit 10.13 of the 2002 10-K) (the “Network Security Agreement”).

10.24	Amendment 1 to the Network Security Agreement dated as of February 1, 2007, between GCL (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department of Defense and the Department of Homeland Security (incorporated by reference to Exhibit 10.18 of the 2007 10-K).

10.25	Global Crossing Limited 2005 Annual Bonus Program (incorporated by reference to Exhibit 10.22 of the March 31, 2005 10-Q).*

10.26	Employment Agreement, dated as of June 1, 2007, between Héctor Alonso and GCL (incorporated by reference to Exhibit 10.1 of the June 30, 2007 10-Q).*

10.27	Employment Agreement, dated as of June 1, 2007, between Héctor Alonso and Impsat Argentina S.A. (incorporated by reference to Exhibit 10.2 of the June 30, 2007 10-Q).*

10.28	Letter agreement, dated September 18, 2008, between John A. Kritzmacher and GCL (incorporated by reference to Exhibit 10.2 of the September 30, 2008 10-Q).*

10.29	Global Crossing 2009 Discretionary Incentive Bonus Program (incorporated by reference to Exhibit 10.1 of the June 30, 2009 Form 10-Q, filed August 4, 2009 (the “June 30, 2009 10-Q”)).*

10.30	Amended and Restated Global Crossing Limited Key Management Protection Plan (incorporated by reference to Exhibit 10.2 of the June 30, 2009 10-Q).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of GCL (filed herewith).

Exhibit Number	Exhibit
23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification by John J. Legere, Chief Executive Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification by John J. Legere, Chief Executive Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 23, 2010 by the undersigned, thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN J. LEGERE
John J. Legere Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Kritzmacher, John B. McShane and Mitchell C. Sussis, and each of them, his or her true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparts. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2010 by the following persons on behalf of the registrant in the capacities indicated.

By:	/s/ JOHN J. LEGERE	February 23, 2010
John J. Legere Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN A. KRITZMACHER	February 23, 2010
John A. Kritzmacher Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ROBERT A. KLUG	February 23, 2010
Robert A. Klug Chief Accounting Officer (Principal Accounting Officer)

By:		February 23, 2010
E.C. “Pete” Aldridge, Jr. Director

By:	/s/ ARCHIE CLEMINS	February 23, 2010
Archie Clemins Director

S-1

By:	/s/ DONALD L. CROMER	February 23, 2010
Donald L. Cromer Director

By:	/s/ RICHARD R. ERKENEFF	February 23, 2010
Richard R. Erkeneff Director

By:	/s/ LEE THENG KIAT	February 23, 2010
Lee Theng Kiat Director

By:	/s/ CHARLES MACALUSO	February 23, 2010
Charles Macaluso Director

By:	/s/ MICHAEL RESCOE	February 23, 2010
Michael Rescoe Director

By:	/s/ ROBERT J. SACHS	February 23, 2010
Robert J. Sachs Director

By:	/s/ PETER SEAH LIM HUAT	February 23, 2010
Peter Seah Lim Huat Vice Chairman and Director

By:	/s/ LODEWIJK CHRISTIAAN VAN WACHEM	February 23, 2010
Lodewijk Christiaan van Wachem Chairman and Director

S-2

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Global Crossing Limited

We have audited the accompanying consolidated balance sheets of Global Crossing Limited and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Crossing Limited and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company adopted ASC Topic 470 with respect to accounting for debt with conversion and other options and ASC Topic 805 with respect to accounting for the reversal of pre-emergence valuation allowances.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Crossing Limited’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Iselin, New Jersey

February 23, 2010

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	December 31, 2009	December 31, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$477	$360
Restricted cash and cash equivalents—current portion	9	7
Accounts receivable, net of allowances of $50 and $58	328	336
Prepaid costs and other current assets	101	103

Total current assets	915	806

Restricted cash and cash equivalents—long term	7	11
Property and equipment, net of accumulated depreciation of $1,216 and $851	1,280	1,300
Intangible assets, net (including goodwill of $175 and $147)	198	172
Other assets	88	60

Total assets	$2,488	$2,349

LIABILITIES:
Current liabilities:
Accounts payable	$312	$329
Accrued cost of access	87	92
Short term debt and current portion of long term debt	37	26
Accrued restructuring costs—current portion	12	13
Deferred revenue—current portion	174	138
Other current liabilities	421	361

Total current liabilities	1,043	959

Long term debt	1,295	1,127
Obligations under capital leases	90	93
Deferred revenue	334	308
Accrued restructuring costs	13	14
Other deferred liabilities	73	94

Total liabilities	2,848	2,595

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 60,219,817 and 56,696,312 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	1,427	1,399
Accumulated other comprehensive loss	(24)	(23)
Accumulated deficit	(1,766)	(1,625)

Total shareholders’ deficit	(360)	(246)

Total liabilities and shareholders’ deficit	$2,488	$2,349

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

	Year Ended December 31,
	2009	2008	2007
Revenue	$2,536	$2,599	$2,265
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,159)	(1,211)	(1,146)
Real estate, network and operations	(406)	(423)	(391)
Third party maintenance	(103)	(107)	(103)
Cost of equipment and other sales	(98)	(94)	(88)

Total cost of revenue	(1,766)	(1,835)	(1,728)

Gross margin	770	764	537
Selling, general and administrative	(428)	(491)	(414)
Depreciation and amortization	(340)	(326)	(264)

Operating income (loss)	2	(53)	(141)
Other income (expense):
Interest income	7	10	21
Interest expense	(160)	(176)	(177)
Other income (expense), net	11	(26)	15

Loss before pre-confirmation contingencies and provision for income taxes	(140)	(245)	(282)
Net gain on pre-confirmation contingencies	—	10	33

Loss before provision for income taxes	(140)	(235)	(249)
Provision for income taxes	(1)	(49)	(63)

Net loss	(141)	(284)	(312)
Preferred stock dividends	(4)	(4)	(4)

Loss applicable to common shareholders	$(145)	$(288)	$(316)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(2.45)	$(5.16)	$(7.44)

Weighted average number of common shares	59,290,355	55,771,867	42,461,853

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in millions, except share information)

	Common Stock		Preferred Stock		Other Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2006	36,609,236	$—	18,000,000	$2	$895	$(29)	$(1,029)	$(161)
Realization of pre-emergence valuation allowances	—	—	—	—	41	—	—	41
Issuance of common stock from exercise of stock options	351,447	—	—	—	4	—	—	4
Issuance of common stock from vested stock units	1,012,076	—	—	—	(1)	—	—	(1)
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	(17)	—	(17)
Stock compensation expense of awards classified as equity	—	—	—	—	51	—	—	51
Conversion of debt with controlling shareholder to equity	16,579,286	1	—	—	359	—	—	360
Change in pension liability	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(312)	(312)

Balance at December 31, 2007	54,552,045	$1	18,000,000	$2	$1,345	$(42)	$(1,341)	$(35)
Realization of pre-emergence valuation allowances	—	—	—	—	30	—	—	30
Issuance of common stock from exercise of stock options	123,071	—	—	—	1	—	—	1
Issuance of common stock from vested stock units	2,210,508	—	—	—	1	—	—	1
Common stock withheld for employee taxes from vested stock units	(189,312)	—	—	—	(3)	—	—	(3)
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	21	—	21
Stock compensation expense of awards classified as equity	—	—	—	—	29	—	—	29
Unrealized derivative gain on cash flow hedge	—	—	—	—	—	9	—	9
Change in pension liability	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(284)	(284)

Balance at December 31, 2008	56,696,312	$1	18,000,000	$2	$1,399	$(23)	$(1,625)	$(246)
Issuance of common stock from exercise of stock options	14,666	—	—	—	—	—	—	—
Issuance of common stock from vested stock units	5,244,369	—	—	—	—	—	—	—
Common stock withheld for employee taxes from vested stock units	(1,735,530)	—	—	—	(13)	—	—	(13)
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Stock compensation expense of awards classified as equity	—	—	—	—	18	—	—	18
Stock compensation reclass from liability to equity	—	—	—	—	27	—	—	27
Unrealized derivative gain (loss) on cash flow hedge	—	—	—	—	—	(4)	—	(4)
Change in pension liability	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(141)	(141)

Balance at December 31, 2009	60,219,817	$1	18,000,000	$2	$1,427	$(24)	$(1,766)	$(360)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows provided by (used in) operating activities:
Net loss	$(141)	$(284)	$(312)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss/(gain) on sale of property and equipment	—	(4)	1
Loss on sale of marketable securities	—	2	—
Non-cash loss on extinguishment of debt	15	—	—
Non-cash income tax provision	—	35	45
Deferred income tax	(20)	(1)	9
Non-cash stock compensation expense	18	55	51
Non-cash inducement charge for conversion of debt	—	—	30
Gain on settlement of contracts due to Impsat acquisition	—	—	(27)
Depreciation and amortization	340	326	264
Provision for doubtful accounts	7	6	6
Amortization of prior period IRUs	(22)	(15)	(12)
Deferred reorganization costs	(3)	(3)	(3)
Gain on pre-confirmation contingencies	—	(10)	(33)
Change in long term deferred revenue	42	83	102
Other	(28)	45	(84)
Change in operating working capital:
—Changes in accounts receivable	17	(25)	(51)
—Changes in accounts payable	(30)	59	(39)
—Changes in other current assets	(16)	(52)	(32)
—Changes in other current liabilities	77	(14)	69

Net cash provided by (used in) operating activities	256	203	(16)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(174)	(192)	(214)
Purchases of marketable securities	—	(11)	—
Impsat acquisition, net of cash acquired	—	—	(76)
Proceeds from sale of property and equipment	—	10	—
Proceeds from sale of marketable securities	4	16	7
Change in restricted cash and cash equivalents	2	31	(47)

Net cash used in investing activities	(168)	(146)	(330)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	741	10	597
Repayment of capital lease obligations	(75)	(59)	(43)
Repayment of long term debt (including current portion)	(597)	(24)	(251)
Premium paid on extinguishment of debt	(14)	—	—
Finance costs incurred	(23)	—	(24)
Proceeds from sales/leasebacks	7	—	—
Proceeds from exercise of stock options	—	1	4
Payment of employee taxes on share-based compensation	(13)	(3)	—

Net cash provided by (used in) financing activities	26	(75)	283

Effect of exchange rate changes on cash and cash equivalents	3	(19)	1

Net increase (decrease) in cash and cash equivalents	117	(37)	(62)
Cash and cash equivalents, beginning of year	360	397	459

Cash and cash equivalents, end of year	$477	$360	$397

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended December 31,
	2009	2008	2007
Net loss	$(141)	$(284)	$(312)
Foreign currency translation adjustment	(4)	21	(17)
Unrealized derivative gain on cash flow hedges	(4)	9	—
Change in pension liability	7	(11)	4

Comprehensive loss	$(142)	$(265)	$(325)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

1. BACKGROUND AND ORGANIZATION

Global Crossing Limited or “GCL” was formed as an exempt company with limited liability under the laws of Bermuda in 2003. GCL is the successor to Global Crossing Ltd., a company organized under the laws of Bermuda in 1997 (“Old GCL”), which, together with a number of its subsidiaries (collectively, the “GC Debtors”) emerged from reorganization proceedings on December 9, 2003 (the “Effective Date”) as a result of the consummation of the transactions contemplated by the Joint Plan of Reorganization of the GC Debtors, as amended (the “Plan of Reorganization”), pursuant to chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”). GCL is a holding company with all of its revenue generated by its subsidiaries and substantially all of its assets owned by its subsidiaries.

Global Crossing Limited (“GCL”) and its subsidiaries (collectively, the “Company”) are a global communications service provider. The Company offers a full range of data, voice and collaboration services and delivers service to approximately 40 percent of the companies in the Fortune 500, as well as 700 carriers, mobile operators and Internet service providers around the world. Our operations are based principally in North America, Europe, Latin America and a portion of the Asia/Pacific region. The vast majority of the Company’s revenue is generated from monthly services. The Company reports financial results based on three separate operating segments: (i) Global Crossing (UK) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) (see Note 22).

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of GCL and its subsidiaries over which it exercises control. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results as of and for the years ended December 31, 2009, 2008 and 2007.

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

References to U.S. GAAP in this Annual Report are to the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM, (the “Codification” or “ASC”). On July 1, 2009, the FASB released and

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

made effective the Codification for periods ending on or after September 15, 2009. The Codification represents a reorganization of U.S. GAAP into approximately 90 topics, which incorporates the thousands of individual non-SEC issued pronouncements comprising U.S. GAAP that were effective for nongovernmental entities as of July 1, 2009. Future accounting pronouncements will be incorporated as amendments to the Codification. Upon adoption, the Codification did not change how the Company accounts for its transactions or the nature of related disclosures made. References to non-SEC issued U.S. GAAP accounting pronouncements previously used in the Company’s historical annual reports filed on Form 10-K and quarterly reports filed on Form 10-Q have been updated in this Annual Report for the year ended December 31, 2009 to reflect corresponding Codification references.

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

In the consolidated statements of operations for the year ended December 31, 2008 and 2007, $7 and $4, respectively, of sales taxes previously netted against “revenue” were reclassified to “selling, general and administrative” expenses to be consistent with the presentation of other similar taxes. Additionally for the year ended December 31, 2008 and 2007, $17 and $6, respectively, of costs incurred to operate the GC Impsat Segment data center business, primarily employee-related expenses, were reclassified from “selling, general and administrative” to “real estate, network and operations” as they represent service delivery costs and therefore are more appropriately reported as cost of revenue.

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

The Company capitalizes installation costs incurred for new facilities and connections from the Global Crossing network to networks of other carriers in order to provision customer orders. The costs are capitalized to deferred installation costs (current portion and long-term portions—see Note 6) and amortized using the straight-line method into depreciation and amortization over the average contracted relationship (generally 24 months). In situations where the contracted period is significantly longer, the actual contract term is used.

Gross vs. Net Revenue Recognition

In certain transactions the Company either acts as a principal or as an agent acting on behalf of customers. Where the Company acts as a principal in the transaction and has the risks and rewards of ownership, transactions are recorded gross in the consolidated statements of operations. If the Company does not act as a principal in the transaction, transactions are recorded on a net basis in the consolidated statements of operations.

Additionally, U.S. GAAP requires that companies disclose their accounting policy regarding the gross or net presentation of taxes which are assessed by a governmental authority that are directly imposed on revenue-producing transactions between sellers and customers. These taxes may include, but are not limited to, sales, use, value-added and some excise taxes. In addition, if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The Company’s policy is generally to record these taxes on a net basis.

Arrangements with Multiple Elements

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

Disputes

The Company and contracted third parties perform monthly bill verification procedures to identify errors in vendors’ billing processes. The bill verification procedures include the examination of bills, comparing billed rates with rates used by the cost of access expense estimation systems during the cost of access monthly close process, evaluating the trend of invoiced amounts by vendors, and reviewing the types of charges being assessed. If the Company believes that it has been billed inaccurately, it will dispute the charge with the vendor and begin resolution procedures. The Company records a charge to the cost of access expense and a corresponding increase to the access accrual based on the last eighteen months of historical loss rates for the particular type of dispute. If the Company ultimately reaches an agreement with an access vendor to settle a disputed amount which is different than the corresponding accrual, the Company recognizes the difference in the period in which the settlement is reached as an adjustment to cost of access expense.

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

See Note 20 for the Company’s estimated future minimum lease payments and rental expense on operating leases.

Cash and Cash Equivalents, Restricted Cash and Cash Equivalents (Current and Long-Term)

The Company considers cash in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents and restricted cash and cash equivalents are stated at cost, which approximates fair value. Restricted cash and cash equivalents comprise cash collateral for letters of credit or performance bonds issued in favor of certain of the Company’s vendors and deposits securing real estate obligations.

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

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, with the exception of leasehold improvements and assets acquired through capital leases, which are depreciated over their estimated useful lives if the lease transfers ownership or contains a bargain purchase option, otherwise the term of the lease.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Estimated useful lives of the Company’s property and equipment are as follows as of December 31, 2009:

Buildings	10-40 years
Leasehold improvements	Lesser of 20 years or remaining lease term
Furniture, fixtures and equipment	3-7 years
Transmission equipment	3-25 years

When property or equipment is retired or otherwise disposed of, the cost and accumulated depreciation is relieved from the accounts, and resulting gains or losses are reflected in other income (expense), net.

The Company periodically evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. The amount of any recognizable impairment would be determined as the difference between the fair value and the carrying value of the asset. As a result of a history of operating losses and negative cash flows, during 2009 management performed a recoverability test of our long-lived assets as of December 31, 2009. The results of the test indicate that no impairment of the Company’s long-lived assets existed as of December 31, 2009.

Internally Developed Software

The Company capitalizes the cost of internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized costs are included in property and equipment in the consolidated balance sheet. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a 3 year period (see Note 7).

Intangibles

Intangibles consist primarily of customer contracts, customer relationships and internally developed software and goodwill primarily attributable to the assembled work force related to the 2006 and 2007 acquisitions of Fibernet Group Plc (“Fibernet”) and Impsat, respectively. The fair values attributable to the identified intangibles as of the acquisition dates were based on a number of significant assumptions as determined by the Company. Identifiable intangible assets with finite lives will be amortized using the straight-line method over their applicable estimated useful lives (see Note 8). Goodwill and intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). The Company performed annual impairment reviews of the goodwill acquired as part of the Fibernet and Impsat acquisitions during the year ended December 31, 2009. The results of the reviews indicate that no impairment exists.

Deferred Financing Costs

Costs incurred to obtain financing through the issuance of debt and other financing agreements (see Note 11) have been reflected as an asset included in “other assets” in the accompanying December 31, 2009 and 2008 consolidated balance sheets. Debt financing costs are amortized to interest expense over the lesser of the term or the expected payment date of the debt obligation using the effective interest rate method.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Restructuring

The components of the restructuring liability represent direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans (see Note 3). Restructuring programs initiated prior to December 31, 2002 were recorded in accordance with Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”), which required that certain exit costs, including severance costs, were accrued upon management’s commitment to an exit plan, which was generally before the exit activity had occurred. Restructuring programs initiated after December 31, 2002 were recorded in accordance with the accounting guidance for business combinations in ASC Topic 805, which requires that costs, including severance costs, associated with exit or disposal activities be recorded at their fair value when a liability has been incurred. The Company has applied the relevant accounting provisions for exit costs to all restructuring programs initiated after December 31, 2002 except for those programs related to business acquisitions (see Note 4). Restructuring programs related to business acquisitions consummated prior to December 31, 2002 were recorded in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” (“EITF 95-3”) which required that costs associated with exit activities of the acquired company be recognized as an acquired liability included in the allocation of acquisition cost. EITF 95-3 was nullified by the accounting guidance in ASC Topic 805 issued for business combinations completed on or after January 1, 2003. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities.

Derivative Instruments

Derivatives are measured at fair value and recognized as either assets or liabilities in the Company’s consolidated balance sheets. Changes in fair value of derivative instruments that do not qualify as hedges and/or any ineffective portion of hedges are recognized as a gain or loss in the Company’s consolidated statement of operations in the current period. Changes in the fair values of the derivative instruments used effectively as fair value hedges are recognized in income (loss), along with the change in the value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss) and recognized in income (loss) when the hedged item is recognized in income (loss).

For the years ended December 31, 2009, 2008 and 2007, hedge ineffectiveness was not material to our results of operations.

Fair Value of Financial Instruments

The Company does not enter into financial instruments for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities, other than marketable securities, approximate their fair value due to their short maturities. The fair value of marketable securities, short-term investments, debt, including short-term and long-term portions and derivative instruments are based on market quotes, current interest rates, or management estimates, as appropriate (see Note 19).

In April 2009, the FASB amended the guidance for financial instruments to require disclosures of fair value of financial instruments in interim periods, which were previously only required to be disclosed in annual financial statements. The implementation of these additional disclosures, which were effective for interim reporting periods ending after June 15, 2009, did not have a material effect on the Company’s consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred when a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset, characterized as leasehold improvements, and depreciated over the lesser of 20 years or the remaining lease term.

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

On January 1, 2007, the Company adopted the accounting provisions with respect to accounting for uncertainty in income taxes. This guidance, located in ASC Topic 740, states that an “enterprise shall initially recognize the financial statement effects of a tax position where it is more likely than not, based on the technical merits, that the position will be sustained upon examination.” “More likely than not” is defined as a likelihood of greater than 50% based on the facts, circumstances and information available at the reporting date. The cumulative effect of adopting this guidance would be reported as an adjustment to the beginning balance of accumulated deficit. There was no impact to the Company’s January 1, 2007 balance of accumulated deficit upon adoption (see Note 14).

The Company’s reorganization has resulted in a significantly modified capital structure as a result of applying fresh-start accounting on the Effective Date. Fresh-start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods. Specifically, fresh start accounting requires the reversal of such allowances to be recorded as a reduction of intangible assets established on the Effective Date until exhausted, and thereafter as additional paid in capital (see Note 14). This treatment does not result in any change in liabilities to taxing authorities or in cash flows. On January 1, 2009, new accounting standards became effective which require the reversal of pre-emergence valuation allowances to be recorded as a reduction of tax expense.

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

The Company’s foreign exchange transaction gains (losses) included in “other income (expense), net” in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 were $40, $(30), and $28, respectively.

Loss Per Common Share

Basic loss per common share (“EPS”) is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends for the years ended December 31, 2009, 2008 and 2007 respectively (see Note 16).

Stock-Based Compensation

Share-based awards granted to employees are recognized as compensation expense over the service period (generally the vesting period) based on their fair values.

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

See Note 17 for a detailed description of stock-based compensation plans.

Concentration of Credit Risk

The Company has some concentration of credit risk among its customer base. The Company’s trade receivables, which are unsecured, are geographically dispersed and include customers both large and small and in numerous industries. Trade receivables from the carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. At December 31, 2009 and 2008, the Company’s trade receivables related to the carrier sales channel represented approximately 43% and 46%, respectively, of the Company’s consolidated receivables. Also as of December 31, 2009 and 2008, the Company’s receivables due from various agencies of the U.K. Government together represented approximately 5% and 6%, respectively, of consolidated receivables. The Company performs ongoing credit evaluations of its larger customers’ financial condition. The Company maintains a reserve for potential credit losses, based on the credit risk applicable to particular customers, historical trends and other relevant information. As of December 31, 2009 and 2008, no one customer accounted for more than 2% or 3%, respectively, of consolidated accounts receivable, net.

Currency Risk

Certain of the Company’s current and prospective customers derive their revenue in currencies other than U.S. Dollars but are invoiced by the Company in U.S. Dollars. The obligations of customers with revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

depreciate in value relative to the U.S. Dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. Dollars. In either event, the affected customers may not be able to pay the Company in U.S. Dollars. In addition, where the Company issues invoices for its services in currencies other than U.S. Dollars, the Company’s operating results may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. Dollar and the Company cannot or does not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies (such as the devaluation of the Venezuelan bolivar discussed below) relative to the U.S. Dollar could adversely affect the Company’s ability to market its services to customers whose revenue is denominated in those currencies.

Certain Latin American economies have experienced shortages in foreign currency reserves and have adopted restrictions on the use of certain mechanisms to expatriate local earnings and convert local currencies into U.S. Dollars. Any such shortages or restrictions may limit or impede the Company’s ability to transfer or to convert such currencies into U.S. Dollars and to expatriate such funds for the purpose of making timely payments of interest and principal on the Company’s indebtedness. These restrictions have a significantly greater impact on the Company and on the Company’s ability to service the Company’s debt as a result of the Impsat acquisition. In addition, currency devaluations in one country may have adverse effects in another country.

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance attributes to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for the Company’s Venezuelan subsidiary. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas (“CADIVI”) and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in the Company’s Venezuelan subsidiary and a significant increase in the Company’s exchange rate and exchange control risks. The Company cannot predict if and when it will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of receipt of such approval. If the Company elected, or were required, to convert the Company’s Venezuelan subsidiary’s cash balances into U.S. Dollars using unofficial, parallel currency-exchange mechanisms that may be available from time to time, material currency exchange losses would likely be incurred in the period of conversion. Additionally, if the Company further determined that the unofficial parallel rate should be used in the future to measure bolivar-based assets, liabilities and transactions, reported results could be further adversely affected. As of December 31, 2009, approximately $53 (valued at the fixed official rate) of our cash and cash equivalents were held in Venezuelan bolivars. For 2009, the Company’s Venezuelan subsidiary generated approximately $57 of the Company’s consolidated revenue and $26 of the Company’s consolidated OIBDA at the fixed official rate. As of December 31, 2009, the Company’s Venezuelan subsidiary had $47 of net monetary assets of which $5 and $42 were denominated in U.S. Dollars and Venezuelan bolivars, respectively. The official exchange rate is 2.15 bolivars to the U.S. Dollar at December 31, 2009. The estimated exchange rate on the parallel market is between 5.82 and 5.97 bolivars to the U.S. Dollar at December 31, 2009.

On January 8, 2010, the Venezuelan government announced the devaluation of the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivars to the U.S. Dollar to 4.30 for non-essential goods (which is

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

deemed to include telecommunications services). If enacted prior to December 31, 2009 this devaluation would have reduced the Company’s unrestricted cash and cash equivalents and net monetary assets by approximately $27 and $21, respectively, based on the bolivars balances as of December 31, 2009. The devaluation of the Company’s net monetary assets will result in a foreign exchange loss recognized in the Company’s consolidated statement of operations in the first quarter of 2010.

The Company conducts a significant portion of its business using the British Pound Sterling, the Euro and the Brazilian Real. Appreciation of the U.S. Dollar adversely impacts the Company’s consolidated revenue. Since the Company tends to incur costs in the same currency in which the Company’s realizes revenue, the impact on operating income and operating cash flow is largely mitigated. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

Pension Benefits

The Company applies the guidance in ASC Topic 715 with respect to accounting for its defined benefit pension plans. As such, the Company recognizes in its statement of financial condition the funded status of its defined benefit postretirement plans, which is measured as the difference between the fair value of the plan assets and the benefit obligation. U.S. GAAP also requires an entity to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 18).

Comprehensive Loss

Comprehensive loss includes net loss and other non-owner related income (charges) in equity not included in net loss, such as unrealized gains and losses on marketable securities classified as available for sale, foreign currency translation adjustments related to foreign subsidiaries, changes in the unrealized gains and losses on cash flow hedges, and the impact of recognizing changes of the funded status of pension plans.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was $2, $5, and $3 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in selling, general and administrative expenses as reported in the consolidated statements of operations.

Recently Issued and Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued amendments to accounting and reporting guidance for revenue-generating arrangements with multiple-deliverables which address how to separate deliverables and how to measure and allocate arrangement consideration to more than one unit of accounting. These amendments are effective prospectively for revenue arrangements entered into or significantly modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the timing and impact of the pending adoption of the amendments to ASC Topic 605 on our consolidated financial statements.

In May 2009, the FASB amended accounting guidance with respect to events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The amendments, incorporated

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

in ASC Topic 855, set forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these amendments, which were effective prospectively for interim and annual periods ending after June 15, 2009, did not have a material effect on the Company’s unaudited condensed consolidated financial statements. The Company has evaluated subsequent events through February 23, 2010, the issuance date of these consolidated financial statements.

In May 2008, the FASB revised the guidance for debt in ASC Topic 470 with respect to debt with conversion and other options to clarify the accounting for convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) and to specify that issuers of convertible instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These amendments to ASC Topic 470 were required to be applied on a retrospective basis for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. On May 30, 2006, the Company completed a public offering of $144 aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) which are within the scope of these amendments to ASC Topic 470. Accordingly, the Company’s consolidated financial statements for the years ended December 31, 2008 and 2007 have been adjusted to reflect the retrospective application of these amendments.

Upon adoption of these amendments to ASC Topic 470 on January 1, 2009, the Company reclassified $38 of the carrying value of the 5% Convertible Notes to additional paid-in capital. In addition, the cumulative effect of this adoption resulted in an increase to the Company’s accumulated deficit of $17 related to prior period amortization of the debt discount and associated deferred financing fees.

As of December 31, 2009 the principal amount of the liability component, its unamortized discount and its net carrying value were $144, $14 and $130, respectively, while as of December 31, 2008 the principal amount of the liability component, its unamortized discount and its net carrying value were $144, $22 and $122, respectively. The remaining unamortized discount of $14 as of December 31, 2009 will be amortized, using the effective interest rate method, through the maturity of the 5% Convertible Notes on May 15, 2011. As of both December 31, 2009 and December 31, 2008, the carrying amount of the equity component was $38. At December 31, 2009 and December 31, 2008, if the 5% Convertible Notes were converted into shares of the Company’s common stock at a conversion price of $22.98 per share, approximately 6.3 million shares of our common stock would be issued.

For each of the years ended December 31, 2009, 2008 and 2007, the effective interest rate for the 5% Convertible Notes was 12.75%. For the years ended December 31, 2009, 2008 and 2007, interest expense for the 5% Convertible Notes related to the coupon and the amortization of the debt discount was $15 ($15 after-tax), $15 ($15 after-tax) and $14 ($14 after-tax), respectively.

For the years ended December 31, 2009, 2008 and 2007, the effect of applying the amendments to ASC Topic 470 with respect to debt with conversion and other options was an increase in the Company’s loss applicable to common shareholders of $8 (or $.13 per basic and diluted share), $7 (or $.12 per basic and diluted share) and $6 (or $.14 per basic and diluted share), respectively.

On January 1, 2009, the accounting and disclosure provisions codified in ASC Topic 820 related to nonfinancial assets and nonfinancial liabilities became effective but did not have a material impact on the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Company’s consolidated position or results of operations. ASC Topic 820 establishes the authoritative U.S. GAAP definition of fair value, sets out a framework for measuring fair value, and expands the required disclosures about fair value measurement. On January 1, 2008, the Company adopted the effective provisions of ASC Topic 820 as related to financial assets and financial liabilities as well as other assets and liabilities carried at fair value on a recurring basis which did not have a material impact on the Company’s consolidated position or results of operations.

In April 2009, the FASB issued amendments to ASC Topic 820 to provide additional guidance for (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and (ii) identifying circumstances that may indicate that a transaction is not orderly. These amendments, which also required additional disclosures regarding fair value measurements in interim and annual reporting periods, were effective for interim and annual periods ending after June 15, 2009. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued a new accounting and reporting standard for accounting for business combinations, codified in ASC Topic 805, which became effective for the Company on January 1, 2009 and will be applied prospectively to any potential future transactions. This new accounting standard governs how business acquisitions are to be accounted for and how they will impact the financial statements of periods prior to and subsequent to the acquisition date. This new standard amended ASC Topic 852 with respect to financial reporting by entities in reorganization under the bankruptcy code. Prior to adoption of the new standard for accounting for business combinations, reversal of pre-emergence tax valuation allowances were recorded as a reduction of intangibles to zero and thereafter as additional paid-in-capital. Subsequent to the adoption of the new standard for accounting for business combinations, the reversal of pre-emergence valuation allowances are recorded as a reduction of tax expense. During the years ended December 31, 2008 and 2007, the Company recorded a provision for income taxes and additional paid-in-capital of $30 and $41, respectively, as a result of accounting in accordance ASC Topic 852. This new standard for business combinations also amended the guidance for accounting for income taxes in ASC Topic 740. Prior to adoption of the new standard, the reversal of valuation allowances recorded in purchase accounting would first reduce goodwill to zero, and then reduce the other acquired non-current intangible assets to zero, and then be reflected in income tax expense. Upon adoption of the new standard, the reversals of pre-acquisition valuation allowances that do not qualify as a measurement period adjustment are reflected in income tax expense. During the years ended December 31, 2008 and 2007, the Company recorded $5 and $4, respectively, of valuation allowance reversals for deferred tax assets acquired as part of the Impsat acquisition as a reduction in goodwill. Lastly, the new guidance nullified the guidance previously found in AICPA Practice Bulletin No. 11, “Accounting for Pre-confirmation Contingencies in Fresh Start Reporting,” which had required adjustments of pre-confirmation contingencies to be separately disclosed in income or loss from continuing operations. Subsequent to adoption, adjustments in income tax contingencies are recognized in provision for income taxes and non-income tax contingencies in operating income or loss.

In March 2008, the FASB issued enhanced disclosure guidance related to derivatives and hedging activities codified in ASC Topic 815, under which entities must describe: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of these disclosure requirements, which were effective for both interim and annual reporting periods beginning after November 15, 2008, did not have a material impact on the Company’s consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

3. RESTRUCTURING

Below is a description of the Company’s significant restructuring plans:

2007 Restructuring Plans

During 2007, the Company implemented initiatives to generate operational savings which included organizational realignment and functional consolidation resulting in the involuntary separation of employees. As a result of these initiatives, during 2007 the Company incurred a net charge of $10 for one-time severance and related benefits which was included in selling, general and administrative expenses in the consolidated statement of operations. On a segment basis, $2 and $8 were recorded to the GCUK and ROW Segments, respectively. As of both December 31, 2009 and 2008, all severance amounts have been paid under the plan.

The Company adopted a restructuring plan as a result of the Impsat acquisition (see Note 4) under which redundant Impsat employees were terminated. As a result, the Company incurred cash restructuring costs of approximately $8 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of December 31, 2009 and 2008, the remaining liability of the restructuring reserve including accrued interest was $7 and $8, respectively, all related to the GC Impsat Segment. In July 2009, the Company settled one claim initiated in October 2007 by a former director and officer of Impsat to be paid out in installments through February 2011.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $94 as of December 31, 2009), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2009, anticipated third party sublease receipts were $81, representing $34 from subleases already entered into and $47 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the years ended December 31, 2009 and 2008:

Facility Closings
Balance at January 1, 2008	$26
Change in estimated liability	6
Deductions	(12)
Foreign currency impact	(2)

Balance at December 31, 2008	18
Change in estimated liability	6
Deductions	(8)
Foreign currency impact	1

Balance at December 31, 2009	$17

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

In connection with the Impsat acquisition, the Company recorded a $27 non-cash, non-taxable gain from the deemed settlement of existing telecom services agreements with Impsat. Under these agreements, the Company earned revenues or incurred expenses that, based on current market rates at the acquisition date, were favorable to the Company. EITF No. 04-1, “Accounting for Pre-Existing Relationships between the Parties to a Business Combination,” which was applicable at the time of the Impsat acquisition but has since been nullified by the FASB’s new standard of accounting for business combinations, stipulated that business relationships between an acquirer and acquiree pre-existing a business combination were to be analyzed as a separate element of accounting and that the gain or loss on the effective termination of these pre-existing business relationships were to be recorded at the date of acquisition as an adjustment to goodwill. The gain recorded as goodwill, represents the net present value of the favorable portion of the fees over the remaining life of the agreements. This gain is included in other income, net in the consolidated statement of operations for the year ended December 31, 2007.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Impsat had occurred at January 1, 2007:

Twelve Months Ended December 31, 2007
Revenue	$2,371
Loss applicable to common shareholders	$(325)
Loss applicable to common shareholders per common share—basic and diluted	$(7.65)

Included in the pro forma consolidated results of operations for the year ended December 31, 2007 are the following significant non-recurring items: (i) a charge of $30 representing the accelerated issuance of common stock to STT Crossing Ltd. on account of foregone interest through the original scheduled maturity date of the Mandatorily Convertible Notes as an inducement to convert the Mandatorily Convertible Notes, which is included in other income, net in the accompanying consolidated statements of operations (see Note 11); (ii) expenses of approximately $8 related to the write off of deferred financing fees for a bridge loan facility which was terminated upon issuance of the GC Impsat Notes; these expenses are included in other income, net in the accompanying consolidated statements of operations; (iii) a $27 non-cash , non-taxable gain from the deemed settlement of pre-existing arrangements with Impsat which is included in other income, net in the accompanying consolidated statements of operations (see discussion above); (iv) a $31 gain due to the decision to change the use of restructured facilities at our ROW Segment from idle to productive assets as a result of the development of a collocation hosting business, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations (see Note 3); and (v) a $35 gain due to the reversal of

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

contingent liability accruals for a tax claim against the Company which was dismissed by the tax court, which is recorded as $27 in net pre-confirmation contingencies and $8 in interest expense in the accompanying consolidated statement of operations.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated result of operations that would have been reported had the Impsat acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2009	2008
Accounts receivable:
Billed	$318	$337
Unbilled	60	57

Total accounts receivable	378	394
Allowances	(50)	(58)

Accounts receivable, net of allowances	$328	$336

The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. The Company has some concentrations of credit risk from other telecommunications providers within its carrier sales channels (see Note 2).

6. PREPAID COSTS AND OTHER CURRENT ASSETS

Prepaid assets and other current assets consist of the following:

	December 31,
	2009	2008
Prepaid capacity, third party maintenance and deferred installation costs	$19	$28
Prepaid taxes, including value added taxes in foreign jurisdictions	37	24
Prepaid rent and insurance	8	8
Income tax receivable	13	11
Other	24	32

Total prepaid costs and other current assets	$101	$103

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

7. PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2009	2008
Land	$23	$24
Buildings	118	97
Leasehold improvements	71	69
Furniture, fixtures and equipment	167	140
Transmission equipment	2,070	1,750
Construction in progress	47	71

Total property and equipment	$2,496	$2,151
Accumulated depreciation	(1,216)	(851)

Property and equipment, net	$1,280	$1,300

Assets recorded under capital lease agreements included in property and equipment consisted of $234 and $203 of cost less accumulated depreciation of $107 and $80 at December 31, 2009 and 2008, respectively.

Labor related to internally developed software in the amount of $32 and $23 was capitalized at December 31, 2009 and December 31, 2008, respectively. The accumulated depreciation related to this internal labor was $11 and $5 at December 31, 2009 and 2008, respectively.

Depreciation and amortization expense related to property and equipment including cost of access installation costs (see Note 2) for the years ended December 31, 2009, 2008 and 2007 was approximately $336, $321 and $259, respectively.

8. INTANGIBLES

Goodwill

Changes in the carrying amount of goodwill are as follows:

	GCUK	GC Impsat	Total
Balance at December 31, 2007	$6	$152	$158
Foreign currency impact and other adjustments	(2)	(9)	(11)

Balance at December 31, 2008	$4	$143	$147
Foreign currency impact	1	27	28

Balance at December 31, 2009	$5	$170	$175

Goodwill acquired in the GCUK Segment resulted from the Company’s acquisition of Fibernet on October 11, 2006 while goodwill acquired in the GC Impsat Segment resulted from the Company’s acquisition of Impsat on May 9, 2007.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

The reduction of goodwill for the year ended December 31, 2008 resulted from foreign exchange translation adjustments and the reversal of valuation allowances for deferred tax assets acquired as part of the Impsat acquisition which has been recorded as a provision for income taxes and a reduction in goodwill (see Note 14). This reduction was partially offset by purchase price adjustments to our preliminary allocation of the acquisition costs of the Impsat acquisition (see Note 4).

The increase in goodwill for the year ended December 31, 2009 resulted from foreign exchange translation adjustments.

Other Intangible Assets

	Estimated Useful Life	December 31, 2009		December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	4 yrs	$4	$(3)	$3	$(1)
Customer relationships	10-12 yrs	30	(9)	26	(5)
Software	1-4 yrs	3	(2)	4	(2)

Total		$37	$(14)	$33	$(8)

Intangible asset amortization expense was $4, $5 and $5 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table projects the expected future amortization of the above intangible assets for the next five years:

Year Ending December 31,
2010	$4
2011	3
2012	3
2013	3
2014	2

$15

9. INVESTMENTS

In 2008, the Company participated in a debt auction held by the Venezuelan government to purchase $10 par value of U.S. Dollar-denominated bonds in connection with the Company’s currency exchange risk mitigation efforts. The purchase price of the bonds was $11. The Company received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8, which resulted in an approximate 27% discount. The loss was included in other income (expense), net in our consolidated statements of operations.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

10. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2009	2008
Accrued taxes, including value added taxes in foreign jurisdictions	$117	$94
Accrued payroll, bonus, commissions, and related benefits	58	45
Accrued professional fees	9	12
Accrued interest	29	16
Accrued real estate and related costs	22	15
Accrued capital expenditures	4	10
Current portion of capital lease obligations	49	52
Income taxes payable	10	8
Accrued third party maintenance costs	10	7
Customer deposits	34	33
Other	79	69

Total other current liabilities	$421	$361

11. DEBT

Outstanding debt obligations consist of the following:

	December 31,
	2009	2008
12% Senior Secured Notes	$750	$—
GCUK Senior Secured Notes	439	425
5% Convertible Notes	144	144
GC Impsat Notes	1	225
Term Loan Agreement	—	344
Other	25	35
Add: unamortized premium on GCUK Senior Secured Notes issued December 28, 2006	5	5
Less: unamortized discount on 12% Senior Secured Notes issued September 22, 2009	(15)	—
Less: unamortized discount on GCUK Senior Secured Notes issued December 23, 2004	(3)	(3)
Less: unamortized discount on 5% Convertible Notes issued May 30, 2006	(14)	(22)

Total debt obligations	1,332	1,153
Less: current portion of long term debt and short term debt	(37)	(26)

Noncurrent debt obligations	$1,295	$1,127

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Future maturities of debt are as follows as of December 31, 2009:

2010	$37
2011	150
2012	1
2013	—
2014	420
Thereafter	751

Total future maturities	$1,359
Net unamortized premium on GCUK Senior Secured Notes	2
Unamortized discount on 12% Senior Secured Notes	(15)
Unamortized discount on 5% Convertible Notes	(14)

Total debt obligations	$1,332

12% Senior Secured Notes

On September 22, 2009, the Company issued $750 in aggregate principal amount of 12% Senior Secured Notes due September 15, 2015 at an issue price of 97.944% of their par value. Interest on the notes accrues at the rate of 12% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year through maturity, commencing on March 15, 2010. The transaction was intended to simplify the Company’s capital structure and to improve the Company’s liquidity and financial flexibility by effectively extending the May 2012 maturity of the Company’s Term Loan Agreement, reducing contractual restrictions on intercompany transactions between the Company’s GC Impsat and ROW Segments, and increasing the Company’s consolidated cash balance.

The 12% Senior Secured Notes are guaranteed by the vast majority of the Company’s direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment. The obligations of GCL and the guarantors in respect of the notes are senior obligations which rank equal in right of payment with all of their existing and future senior indebtedness. In addition, the 12% Senior Secured Notes are secured by first-priority liens, subject to certain exceptions, on GCL’s and certain of the guarantor’s existing and future assets. These assets generally include the “Specified Tangible Assets” (defined in the notes indenture as cash and cash equivalents, accounts receivable from third parties and property, plant and equipment (other than property, plant and equipment under capital leases and leasehold improvements)) of GCL and the “Grantor Guarantors” organized in “Approved Jurisdictions” (as such terms are defined in the notes indenture). The book value of such “Specified Tangible Assets” as of December 31, 2009 was $1,252, which exceeds the $1,000 threshold required to incur indebtedness and make restricted payments pursuant to certain of the exceptions to the covenants in the notes indenture.

The indenture governing the notes contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s subsidiaries (other than those comprising the GCUK Segment) to: (1) incur or guarantee additional indebtedness or issue preferred stock; (2) pay dividends or make other distributions; (3) make certain investments (including investments in the GCUK Segment); (4) enter into arrangements that restrict dividends or other payments to the Company from the Company’s restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of the Company’s assets.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

The Company used proceeds from the issuance of the 12% Senior Secured Notes to: (i) repay the Term Loan Agreement in full, together with a 1% prepayment penalty and unpaid interest to but not including the date of repayment (total cost of $348); (ii) purchase all of the GC Impsat Notes validly tendered in a tender offer for such notes, including a consent fee of 5% of the principal amount of those notes tendered by the early withdrawal date (total cost of $237); and (iii) pay the estimated initial purchaser discounts, professional fees and other transactions fees and expenses in connection with the offering. After these costs, the remaining $125 is to be used for general corporate purposes.

Included in other income (expense), net in the Company’s consolidated statements of operations for 2009 is a charge of approximately $29 recorded in connection with the early extinguishment of the GC Impsat Notes and Term Loan Agreement.

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

The 12% Senior Secured Notes are not registered under the Securities Act and the initial purchasers agreed to sell the notes only: (i) in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act; and (ii) outside the United States to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. However, the Company is required to register an identical series of notes with the Securities and Exchange Commission and to offer to exchange those registered notes for the notes issued in connection with the initial offering by September 22, 2010, subject to possible extensions under certain circumstances. GCL expects to complete the registration and exchange offer on or before the date specified above. However, in the event of registration default, the Company would be obligated to pay additional interest in an amount equal to 0.25% per annum on the principal amount of the notes, with such rate increasing by an additional 0.25% for each subsequent 90-day period until the registration default is cured, up to a maximum rate of additional interest of 1.00% per annum. The maximum possible additional interest payable in the period from September 22, 2010 to September 15, 2015 (the maturity date) would be $35.

GCUK Senior Secured Notes

On December 23, 2004, Global Crossing (UK) Finance PLC (“GCUK Finance”), a wholly owned financing subsidiary of the Company’s Global Crossing (UK) Telecommunications Limited subsidiary (together with its subsidiaries, “GCUK”) issued $200 in aggregate principal amount of 10.75% U.S. Dollar denominated senior secured notes and 105 pounds sterling aggregate principal amount of 11.75% pounds sterling denominated senior secured notes (collectively, the “GCUK Notes”). The U.S. Dollar and sterling denominated notes were issued at a discount of approximately $3 and 2 pounds sterling, respectively, which resulted in the Company receiving gross proceeds, before underwriting fees, of approximately $398. The GCUK Notes mature on the tenth anniversary of their issuance. Interest is payable in cash semi-annually on June 15 and December 15.

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

As required by the indenture governing the GCUK Notes, within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2008 Excess Cash Offer, the Company made an offer for and purchased approximately $11 in principal amount of the GCUK Notes, plus accrued interest through the purchase date.

With respect to the 2009 Excess Cash Offer, the Company anticipates making an offer of approximately $19, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of year-end, and the associated purchases are required to be completed within 150 days after year-end.

A loan or dividend payment by GCUK to the Company and its affiliates is a restricted payment under the indenture governing the GCUK Notes. Under the indenture such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test; (ii) may generally be made only within ten business days of consummation of each Excess Cash Offer; and (iii) would generally be limited to 50% of GCUK’s Designated GCUK Cash Flow plus the portion, if any, of the applicable Excess Cash Offer that the holders of the notes decline to accept. In addition, so long as GCUK is not then in default under the indenture, GCUK may make up to 10 pounds sterling (approximately $16 at the exchange rate at December 31, 2009) in the aggregate in restricted payments in excess of 50% of Designated GCUK Cash Flow for a given period; provided that any such excess payments shall reduce the amount of restricted payments permitted to be paid out of future Designated GCUK Excess Cash Flow. The terms of any inter-company loan by GCUK to the Company or the Company’s other subsidiaries are required by the GCUK Notes indenture to be at arm’s length and must be agreed to by the board of directors of GCUK, including its independent members. In the exercise of their fiduciary duties, GCUK’s directors will require GCUK to maintain a minimum cash balance in an amount they deem prudent.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

In order to better manage the Company’s foreign currency risk, the Company entered into a five-year cross- currency interest rate swap transaction with an affiliate of Goldman Sachs & Co. to minimize exposure of any dollar/sterling currency fluctuations related to interest payments on the $200 U.S. Dollar denominated GCUK Notes. The swap transaction converted the U.S. Dollar currency rate on interest payments to a specified pound sterling amount. In addition, the hedge counterparty was granted a security interest in the collateral securing the GCUK Notes ranking equally with the security interest holders of the GCUK Notes. The hedging arrangements were subject to early termination upon events of default under the indenture governing the GCUK Notes.

For accounting purposes, the cross-currency interest rate swap was classified as a cash flow hedge. The Company measured the effectiveness of this derivative instrument on a cumulative basis, comparing changes in the cross-currency interest rate swaps cash flows since inception with changes in the hedged item’s cash flows (the interest payment on the $200 U.S. Dollar-denominated GCUK Notes). The cross-currency interest rate swap expired in 2009 (see Note 19).

5% Convertible Notes

On May 30, 2006, the Company completed a public offering of $144 aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) for total gross proceeds of $144. The 5% Convertible Notes rank equal in right of payment with any other senior indebtedness of Global Crossing Limited, except to the extent of the value of any collateral securing such indebtedness. The notes were priced at par value, mature on May 15, 2011, and accrue interest at 5% per annum, payable semi-annually on May 15 and November 15 of each year. The 5% Convertible Notes may be converted at any time prior to maturity at the option of the holder into shares of the Company’s common stock at a conversion price of approximately $22.98 per share. At any time prior to maturity, the Company may unilaterally and irrevocably elect to settle the Company’s conversion obligation in cash and, if applicable, shares of the Company’s common stock, calculated as set forth in the indenture governing the 5% Convertible Notes. During the twelve months ended May 20, 2010, the Company may redeem some or all of the 5% Convertible Notes for cash at a redemption price equal to 101% of the principal amount being redeemed, plus accrued and unpaid interest. The Company may be required to repurchase, for cash, all or a portion of the notes upon the occurrence of a fundamental change (i.e., a change in control or a delisting of the Company’s common stock) at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in a transaction constituting a fundamental change.

Concurrent with the closing of the 5% Convertible Notes offering the Company purchased a portfolio of U.S. treasury securities with total face value of $21 for $20, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes. At December 31, 2009 and 2008, nil and $4, respectively, of these securities are included in prepaid costs and other current assets. (See Note 6).

See Note 2 for accounting guidance in ASC Topic 470 with respect to debt with conversion and other options.

GC Impsat Notes

On February 14, 2007, GC Impsat, a wholly owned subsidiary of the Company, issued $225 in aggregate principal amount of 9.875% senior notes due February 15, 2017 (the “GC Impsat Notes”). Interest on these notes was payable in cash semi-annually in arrears every February 15 and August 15, commencing August 15, 2007.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

The proceeds of this offering were used to finance a portion of the purchase price (including the repayment of indebtedness and payment of fees) of the Company’s acquisition of Impsat, which was consummated on May 9, 2007 (see Note 4). Pursuant to a pledge and security agreement, entered into on the date of the acquisition, GC Impsat maintained a debt service reserve account in the name of the collateral agent for the benefit of the note holders equal to two interest payments ($22) on the GC Impsat Notes until certain cash flow metrics were met. At December 31, 2007, the amounts included in the debt service reserve account were included in long-term restricted cash and cash equivalents. During 2008, those cash flow metrics were met and the $22 debt service reserve funds for the GC Impsat Notes were released to unrestricted cash and cash equivalents.

The GC Impsat Notes were senior unsecured obligations of GC Impsat and ranked equal in right of payment with all of its other senior unsecured debt. Upon consummation of the acquisition, the restricted subsidiaries of GC Impsat (including Impsat Fiber Networks Inc. and substantially all of its subsidiaries, other than its Colombian subsidiary) guaranteed the GC Impsat Notes on a senior unsecured basis, ranking equal in right of payment with all of their other senior unsecured debt.

The indenture for the GC Impsat Notes limited GC Impsat’s and its restricted subsidiaries’ ability to, among other things: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions; (3) make certain investments or other restricted payments; (4) enter into arrangements that restrict dividends or other payments to GC Impsat from its restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of its assets. All of these limitations were subject to a number of important qualifications and exceptions set forth in the indenture.

During 2009, the Company used a portion of the proceeds from the issuance of the 12% Senior Secured Notes to purchase all of the GC Impsat Notes validly tendered in the Company’s 2009 tender offer for such notes. See “12% Senior Secured Notes” above.

Term Loan Agreement and Conversion of the Mandatorily Convertible Notes

On May 9, 2007, the Company entered into a senior secured term loan agreement (the “Term Loan Agreement”) with Goldman Sachs Credit Partners L.P. and Credit Suisse Securities (USA) LLC pursuant to which it borrowed $250 on that date. The Term Loan Agreement was amended on June 1, 2007 to, among other things, provide for the borrowing of an additional $100 on that date. These term loans (i) were to mature on May 9, 2012, with amortization of 0.25% of principal repayable on a quarterly basis and the remaining principal due at maturity, (ii) bore interest at LIBOR plus 6.25% per annum payable quarterly, (iii) had repayment premiums of 103% in the first year, 102% in the second year and 101% in the third year, and (iv) were guaranteed by all of the Company’s subsidiaries and secured by substantially all the assets of the Company and its subsidiaries, in each case other than those subsidiaries forming part of its Latin American operations or its GCUK Segment. The Term Loan Agreement limited the Company’s and the guarantor subsidiaries’ ability, among other things, to: (1) incur or guarantee additional indebtedness; (2) pay dividends or make other distributions; (3) make certain investments or other restricted payments; (4) enter into arrangements that restrict dividends or other payments to the Company from its restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; and (8) merge or consolidate with other companies or sell substantially all of its assets. In addition, the Term Loan Agreement included financial maintenance covenants requiring our ROW Segment to maintain a minimum consolidated cash balance at all times and required us to maintain, as of the end of each fiscal quarter starting with June 30, 2008, a maximum ratio of consolidated debt to a designated measure of consolidated earnings. All of these limitations were subject to a number of important qualifications and exceptions set forth in the Term Loan Agreement.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

On September 12, 2007, the Company satisfied its initial obligations regarding the implementation of a collateral package securing its obligations under the Term Loan Agreement. In accordance with the terms of such agreement, the Company had an obligation to ensure that the facility was guaranteed by all its subsidiaries and secured by substantially all the assets of the Company and its subsidiaries, in each case other than those subsidiaries forming part of its Latin American operations or its GCUK Segment and excluding guarantees and assets as to which the Administrative Agent for the facility reasonably determined that the cost of obtaining such guarantee or security interest was excessive in relation to the benefit afforded to the facility’s lenders.

A portion of the proceeds of the Term Loan Agreement was used to repay in full the Company’s $55 working capital facility with Bank of America, N.A. (and other lenders), to cash collateralize $29 of letters of credit issued under the facility (or replacement thereof) and to fund a portion of the Impsat acquisition. The working capital facility has been terminated and no further extensions of credit will be made thereunder. Approximately $2 of unamortized deferred financing fees related to the working capital facility was expensed in other income, net in the consolidated statement of operations during 2007. The remaining net proceeds of the Term Loan Agreement was used for working capital and general corporate purposes.

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

During 2009, the Company used a portion of the proceeds from the issuance of the 12% Senior Secured Notes to repay the Term Loan Agreement in full, together with a 1% prepayment penalty and unpaid interest to but not including the date of repayment. See “12% Senior Secured Notes” above.

Other Financing Activities

During 2009, the Company entered into various capital leasing arrangements that aggregated $66 in total leased amount, including $7 of sales leaseback proceeds. These agreements have terms that range from 18 to 144 months and implicit interest rates that range from 3.4% to 20.7%, with a weighted average effective interest rate of 9.4%.

During 2009, the Company purchased certain assets held under capital leases. The Company paid approximately $23 to purchase the assets of which $14 and $9, respectively, are reflected as repayment of capital lease obligations and purchases of property and equipment on the consolidated statement of cash flows.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

During 2009, the Company also entered into debt agreements having an aggregate principal amount of $6. These agreements have terms that range from 6 to 12 months, $4 of which have variable interest rate based on a spread over the Colombian Fixed Term Deposit Rate and $2 based on a spread over the Brazilian Inter-bank Lending Rate.

12. OBLIGATIONS UNDER CAPITAL LEASES

The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases. At December 31, 2009, future minimum payments under these capital leases are as follows and are included in other current liabilities and obligations under capital lease in the accompanying consolidated balance sheet:

Year Ending December 31,
2010	$58
2011	44
2012	22
2013	8
2014	6
Thereafter	39

Total minimum lease payments	177
Less: amount representing interest	(38)

Present value of minimum lease payments	139
Less: current portion (Note 10)	(49)

Long term obligations under capital leases	$90

13. SHAREHOLDERS’ DEFICIT

Preferred Stock

On the Effective Date, GCL issued 18,000,000 shares of 2% cumulative senior convertible preferred stock to a subsidiary of ST Telemedia (the “GCL Preferred Stock”). The GCL Preferred Stock accumulates dividends at the rate of 2% per annum. Those dividends will not be payable in cash until after GCL and its subsidiaries achieve cumulative operating earnings before interest, taxes, depreciation and amortization (but excluding the contribution of (i) sales-type lease revenue (ii) revenue recognized from the amortization of indefeasible rights of use not recognized as sales-type leases and (iii) any revenue recognized from extraordinary transactions or from the disposition of assets by the Company or any subsidiary other than in the ordinary course of business) of $650 or more as demonstrated in the audited consolidated financial statements. The GCL Preferred Stock has a par value of $.10 per share and a liquidation preference of $10 per share (for an aggregate liquidation preference of $180). The GCL Preferred Stock ranks senior to all other capital stock of GCL, provided that any distribution to shareholders following a disposition of all or any portion of the assets of GCL will be shared pro rata by the holders of Common Stock and Preferred Stock on an as-converted basis. Each share of GCL Preferred Stock is convertible into one share of GCL Common Stock at the option of the holder.

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

At December 31, 2009 and 2008, accrued dividends were $22 and $18, respectively, and are included in other deferred liabilities in the accompanying consolidated balance sheets.

Common Stock

On the Effective Date, GCL was authorized to issue 55,000,000 shares of common stock. In 2006, upon approval from shareholders, the number of authorized shares was increased to 85,000,000. In 2007, upon approval from shareholders, the number of authorized shares was increased to 110,000,000. Pursuant to the Plan of Reorganization, upon the Company’s emergence from bankruptcy, GCL issued 15,400,000 shares of common stock to its pre-petition creditors and issued 6,600,000 shares of common stock to a subsidiary of ST Telemedia. 18,000,000 shares of common stock were reserved for the conversion of the GCL Preferred Stock, while an additional 3,478,261 shares of common stock were reserved for issuance under GCL’s 2003 Stock Incentive Plan. During 2005 the shares of common stock reserved for issuance under the Stock Incentive Plan was increased to 8,378,261. In 2007, upon approval from shareholders, shares of common stock reserved for issuance under the Stock Incentive Plan was increased to 11,378,261. In 2008, upon approval from shareholders, shares of common stock reserved for issuance under the Stock Incentive Plan was increased to 19,378,261. In 2009, the shares of common stock reserved for issuance under the Stock Incentive Plan remained at 19,378,261.

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

14. INCOME TAX

The benefit (provision) for income taxes is comprised of the following:

	Year Ended December 31,
	2009	2008	2007
Current	$(21)	$(14)	$(9)
Deferred	20	(35)	(54)

Total income tax benefit (provision)	$(1)	$(49)	$(63)

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Bermuda does not impose a statutory income tax and consequently the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

The current tax provision includes income, asset and withholding taxes for the years ended December 31, 2009, 2008 and 2007 of $21, $14, and $9, respectively. The deferred tax benefit for the year ended December 31, 2009 of $(20) resulted from a partial release of a valuation allowance on deferred tax assets. Fresh start accounting resulted in a net deferred tax provision of $30 and $41 in 2008 and 2007, respectively, resulting from the utilization of pre-emergence net deferred tax assets that were offset by a full valuation allowance. The reversal of the valuation allowance that existed at the fresh start date was first recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital. The new accounting standard for business combinations also amended guidance for accounting for income taxes codified in ASC Topic 740 such that as of January 1, 2009 the reversal of pre-emergence valuation allowances are recorded as a reduction of tax expense.

The deferred income tax provision reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The following is a summary of the significant items giving rise to components of the Company’s deferred tax assets and liabilities:

	December 31,
	2009		2008
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$311	$—	$381	$—
Net operating loss (“NOL”) carry forwards	1,747	—	1,545	—
Allowance for doubtful accounts	175	—	194	—
Deferred revenue	—	(22)	—	(30)
Other	103	—	204	—

	2,336	(22)	2,324	(30)
Valuation allowance	(2,294)	—	(2,294)	—

	$42	$(22)	$30	$(30)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

The Company’s valuation allowance changed in the amount of nil, $(369) and $131 for the years ended December 31, 2009, 2008 and 2007, respectively. In evaluating the amount of valuation allowance required, the Company considers each subsidiary’s prior operating results, future plans and expectations and prudent and feasible tax planning strategies. The utilization period of the NOL carry forwards and the turnaround period of other temporary differences are also considered.

A substantial amount of the Company’s pre-emergence NOL’s and other deferred assets generated prior to the bankruptcy have been reduced as a result of the discharge and cancellation of various pre-petition liabilities. As of December 31, 2009 the Company has NOL carry forwards of $4,766, $1,111, $499 and $1 in Europe, North America, Latin America and Asia, respectively.

During 2008 and 2007, the Company realized $5 and $4, respectively of tax benefits as a result of the reversal of valuation allowances for deferred tax assets acquired as part of the Impsat acquisition. The recognition of the tax benefits for those items (by elimination of the valuation allowance) after the acquisition date resulted in a reduction of goodwill. This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows. The new accounting standard for business combinations also amended guidance for accounting for income taxes codified in ASC Topic 740, such that as of January 1, 2009 the reversal of pre-acquisition valuation allowances are recorded as a reduction of tax expense.

During 2007, the Company increased its valuation allowance to reduce the U.K. deferred tax assets by $9 to reflect the amount considered more likely than not to be realized. At December 31, 2009 and 2008, the U.K. deferred tax assets have a full valuation allowance recorded against them.

On January 1, 2007, the Company adopted the guidance in ASC Topic 740 with respect to accounting for uncertainty in income taxes, which state that an “enterprise shall initially recognize the financial statement effects of a tax position where it is more likely than not, based on the technical merits, that the position will be sustained upon examination.” “More likely than not” is defined as a likelihood of greater than 50% based on the facts, circumstances and information available at the reporting date.

The total amount of the unrecognized tax benefits as of the date of December 31, 2008 and 2009 was $32 and $29, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$11
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	4
Additions for tax positions of new acquisitions	5
Decrease for tax positions of prior years	(1)

Balance at December 31, 2007	20
Additions for tax positions of prior years	15
Decrease for tax positions of prior years	(3)

Balance at December 31, 2008	32
Additions for tax positions of prior years	1
Decrease for tax positions of prior years	(2)
Settlements	(2)

Balance at December 31, 2009	$29

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Included in the balance of unrecognized tax benefits at December 31, 2009 and 2008, are $24 and $22, respectively of tax benefits that, if recognized, would affect the effective tax rate. The Company also recognizes interest accrued related to unrecognized tax benefits in interest expense, and penalties in income tax expense. For the years ended December 31, 2009 and 2008, the Company accrued $3 and $3, respectively, of interest and penalties related to unrecognized tax benefits. The Company had approximately $21, $18 and $15 for the payment of interest and penalties accrued in other current liabilities and other deferred liabilities at December 31, 2009, 2008 and 2007, respectively. It is not expected that the amount of unrecognized tax benefits will change significantly in the next twelve months.

During 2007, the Company received notification from the Internal Revenue Service that its audit of the Company’s 2002, 2003 and 2004 tax years had resulted in the tax returns being accepted as filed, without change. Accordingly, the Company is no longer subject to U.S. federal income tax examination for periods prior to 2005. With respect to the United Kingdom, as of December 31, 2009, the Company is no longer subject to income tax inquiries by Her Majesty’s Revenue & Customs for the years up to and including 2006. The Company is also subject to taxation in various states and other foreign jurisdictions.

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

15. REORGANIZATION ITEMS

Pre-confirmation Contingencies

During the years ended December 31, 2008 and 2007, the Company settled various third-party disputes and revised its estimated liability for other disputes related to periods prior to the emergence from chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulletin 11, which was nullified as of the effective date of the new standard for accounting for business combinations (See Note 2). The resulting net gain on the settlements and change in estimated liability of $10 and $33 is included within net gain on pre-confirmation contingencies in the consolidated statement of operations for the years ended December 31, 2008 and 2007, respectively. The most significant portion of the gain is a result of settlements with certain tax authorities and changes in the estimated liability for other income and non-income tax contingencies. During 2007, the Company released a significant accrual relating to a foreign customs tax audit.

16. LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $4, $4 and $4, respectively, for each of the years ended December 31, 2009, 2008 and 2007.

Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for each of the years ended December 31, 2009, 2008 and 2007, diluted loss per common share is the same as basic loss per common share, as any potentially dilutive securities would reduce the loss per share.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Diluted loss per share for the years ended December 31, 2009, 2008 and 2007 does not include the effect of the following potential shares, as they are anti-dilutive:

Potential common shares excluded from the calculation of diluted loss per share	Year Ended December 31,
	2009	2008	2007
		(millions)
Convertible preferred stock	18	18	18
Employee stock awards	1	1	2

Total	19	19	20

Employee stock awards to purchase approximately one million shares for $10.16 or $15.39 per share were not included in the above table for the year ended December 31, 2009 as the exercise price is greater than the average market price per share.

The 5% Convertible Notes which are convertible into approximately 6.3 million shares at a conversion price of $22.98 per share were not included in the above table as the conversion price is greater than the average market price per share for each of the years ended December 31, 2009, 2008, and 2007.

17. STOCK-BASED COMPENSATION

The Company recognized $18, $55, and $51, respectively, of non-cash stock related expenses for the year ended December 31, 2009, 2008 and 2007. These expenses are included in selling, general and administrative expenses and real estate, network and operations in the consolidated statements of operations. Stock-related expenses for each period relate to share-based awards granted under Global Crossing Limited 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) and reflect awards outstanding during such period, including awards granted both prior to and during such period. Under the 2003 Stock Incentive Plan, the Company is authorized to issue, in the aggregate, share-based awards of up to 19,378,261 common shares to employees, directors and consultants who are selected to participate. As of December 31, 2009, unrecognized compensation expense related to the unvested portion of all restricted stock units was approximately $20 and is expected to be recognized over the next 2.8 years.

Sales Equity Program

During 2008, the Company adopted the Global Crossing Sales Equity Program (“Sales Equity Program”) for the Company’s sales, sales support and sales engineering employees excluding those in Latin America, Canada and Asia. This program allowed management level employees to elect to receive 100% of their earned commissions in fully vested shares of common stock of GCL. Non-management employees could elect to receive 50% of their earned commissions in fully vested shares of common stock and the remaining 50% will be paid in cash. As an additional incentive for participating in the Sales Equity Program, the value of the portion paid in stock was increased by 5%, which was subsequently increased to 7.5% effective June 1, 2008. Included in the total 2008 non-cash stock related expenses was $10 related to this program. This program was cancelled in the fourth quarter of 2008.

Stock Options

Stock options are exercisable over a ten-year period, vest over a three-year period and have an exercise price of $10.16 or $15.39 per share. No stock options were granted during 2007, 2008 and 2009.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Information regarding options outstanding for the years ended December 31, 2009, 2008 and 2007 is summarized below:

	Number Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2007	1,625,730	$11.88
Exercised	(351,447)	$11.22
Forfeited	(22,804)	$15.39

Balance as of December 31, 2007	1,251,479	$12.00
Exercised	(123,071)	$10.96
Forfeited	(81,327)	$15.34

Balance as of December 31, 2008	1,047,081	$11.55
Exercised	(14,666)	$10.16
Forfeited	(54,334)	$11.86

Balance as of December 31, 2009	978,081	$11.51

The following table summarizes information concerning outstanding and exercisable options for the year ended December 31, 2009:

		Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$ 10.16	724,938	3.9	$10.16	724,938	$10.16
$ 15.39	253,143	5.0	$15.39	253,143	$15.39

Total	978,081	4.2	$11.51	978,081	$11.51

The weighted average remaining contractual term was 4.2 years for stock options exercisable as of December 31, 2009. The total intrinsic value of Options outstanding and exercisable was approximately $3 as of December 31, 2009. The total intrinsic value for stock options exercised was nil, $1 and $5, during 2009, 2008 and 2007, respectively.

At December 31, 2009, there was no unrecognized compensation expense for stock options.

Restricted Stock Units

During the year ended December 31, 2009, the members of the Board of Directors and its Executive Committee were granted awards totaling 21,261 fully vested shares of common stock, representing the first installment of the directors’ annual retainer fees that was payable in shares rather than cash. The second installment of the directors’ annual retainer fees were paid in cash and will continue to be paid in cash going forward. Also, during the year ended December 31, 2009, the members of the Board of Directors and its Executive Committee were granted awards totaling 28,140 restricted shares of common stock with a one year cliff vesting on June 4, 2010. These awards were made in accordance with the Company’s annual long-term incentive program for Board of Directors and Executive Committee members.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

During the year ended 2009, in conjunction with the Company’s annual long-term incentive program for 2009, the Company awarded to certain employees 1,093,285 restricted stock units which vest on March 12, 2012.

During the year ended December 31, 2008, the members of the Board of Directors and its Executive Committee were granted awards totaling 17,686 fully vested shares of common stock, representing both installments of the directors’ annual retainer fees that was payable in shares rather than cash. Also, during the year ended December 31, 2008, the members of the Board of Directors and its Executive Committee were granted awards totaling 50,112 restricted shares of common stock, of which, all vested on June 24, 2009. These awards were made in accordance with the Company’s annual long-term incentive program for Board of Directors and Executive Committee members.

During the year ended 2008, in conjunction with the Company’s annual long-term incentive program for 2008, the Company awarded to certain employees 568,500 restricted stock units which vest on March 4, 2011. In addition, during 2008 several employees were granted small awards of unrestricted shares of common stock and restricted stock units which vested in 2009.

During the year ended December 31, 2007, the members of the Board of Directors were granted awards totaling 15,402 fully vested unrestricted shares of common stock, representing both installments of the directors’ annual retainer fees that was payable in shares rather than cash. Also, during the year ended December 31, 2007, the members of the Board of Directors were granted awards totaling 29,040 restricted shares of common stock, of which all vested on June 12, 2008. These awards were made in accordance with the Company’s annual long-term incentive program for Board members.

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

The following table summarizes restricted stock units granted, forfeited and canceled for the years ended December 31, 2009, 2008 and 2007:

	Number of Restricted Stock Units	Weighted- Average Issue Price
Balance as for January 1, 2007	1,126,478
Granted	1,652,375	$27.09
Vested	(1,012,076)
Vested RSUs withheld for tax purposes	(83,142)
Forfeited	(310,779)

Balance as of December 31, 2007	1,372,856
Granted	674,566	$20.00
Vested	(485,709)
Vested RSUs withheld for tax purposes	(148,976)
Forfeited	(193,596)

Balance as of December 31, 2008	1,219,141
Granted	1,167,686	$7.15
Vested	(345,623)
Vested RSUs withheld for tax purposes	(78,222)
Forfeited	(149,265)

Balance as of December 31, 2009	1,813,717

Performance Share Grants

In connection with the Company’s annual long-term incentive program for 2009, the Company awarded to certain employees 1,093,285 performance share opportunities which vest on December 31, 2011, subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each participant’s target performance share opportunity is based on total shareholder return over a three year period as compared to two peer groups. Depending on how the Company ranks in total shareholder return as compared to the two peer groups, each performance share grantee may earn 0% to 200% of the target number of performance shares. No payout will be made if the average ranking of the Company’s total shareholder return relative to each of the two peer groups (weighted equally) is below the 30th percentile, and the maximum payout of 200% will be made if such average ranking is at or above the 80th percentile.

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

In connection with the Company’s annual long-term incentive program for 2007, the Company awarded to certain employees 397,000 performance share opportunities which vested on December 31, 2009, in each case subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each performance share grantee could have earned (i) 50% of his or her target award for a given opportunity if the threshold financial performance goal for that opportunity was achieved, (ii) 100% of his or her target award for a given opportunity if the target financial performance goal for that opportunity was achieved or (iii) 150% of his or her target award for a given opportunity if the maximum financial performance goal for that opportunity was achieved. No payout would be made for performance below threshold, and the payout for performance above maximum is capped at 150% of the target opportunity. Actual payouts will be calculated using interpolation between threshold and target or target and maximum, as applicable. The total performance share opportunity of each participant in this program comprised three separate award opportunities based on measures of combined 2007 and 2008 earnings, cash use, and adjusted gross margin attributable to the Company’s enterprise, carrier data and indirect sales channels. Under the 2007 long term incentive program, 86,698 common shares vested of which 20,788 were withheld in connection with the payment of related withholding taxes for executive officers and certain other employees restricted from selling their shares of Company stock due to legal restrictions applicable to corporate insiders.

During the year ended December 31, 2007, certain executives of Impsat entered into employment agreements with the Company which include a special bonus program to encourage executive continuity to maximize the benefit of GCL’s acquisition of Impsat. This bonus program consisted of both time based and performance based components. The performance based component was paid on August 31, 2008, based on the achievement of certain performance metrics for a performance period of July 1, 2007 to June 30, 2008. These executives were also entitled to participate in the 2007 Bonus Program, as modified such that the targets for the portion of the year prior to the acquisition of Impsat were based on Impsat’s standalone financial results, and received a guaranteed annual bonus paid out regardless of whether Company targets were met. These bonuses were paid in unrestricted shares of common stock of GCL.

Annual Bonus Program

During 2009, the Board of Directors of the Company adopted the 2009 Annual Bonus Program (the “2009 Bonus Program”). The 2009 Bonus Program is an annual bonus applicable to substantially all non-sales employees of the Company, which is intended to retain such employees and to motivate them to achieve the Company’s financial and business goals. Each participant is provided a target award under the 2009 Bonus Program expressed as a percentage of base salary. Actual awards under the 2009 Bonus Program are paid only if the Company achieves specified thresholds for earnings and net change in unrestricted cash and cash equivalents, under the discretion of the Board of Directors. The payout for each performance opportunity is calculated independently. The amount is expected to be paid out in cash and included in other current liabilities. As of December 31, 2009, $16 had been accrued for this bonus plan, including employer liability for payroll taxes and charges.

During 2008, the Board of Directors of the Company adopted the 2008 Annual Bonus Program (the “2008 Bonus Program”). The 2008 Bonus Program was an annual bonus applicable to substantially all non-sales employees of the Company intended to retain such employees and to motivate them to achieve the Company’s financial and business goals. Each participant was provided a target award under the 2008 Bonus Program expressed as a percentage of base salary. Actual awards under the 2008 Bonus Program were paid only if the Company achieves specified thresholds for earnings, net change in unrestricted cash and cash equivalents and/or

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

customer satisfaction. The payout for each performance opportunity was calculated independently. Effective February 12, 2009, the Compensation Committee and Board of Directors certified the financial results and approved the payout which was made primarily in restricted stock units vesting no later than April 8, 2009. The amount of the shares to be paid was set using a 30-day average of the Company’s Common Stock. As of December 31, 2008, $31 had been accrued for this bonus plan, including employer liability for payroll taxes and charges which was included in other current liabilities and other deferred liabilities. Under the 2008 annual bonus program, 4,728,664 common shares vested in March and April 2009 of which 1,636,520 were withheld in connection with the payment of related withholding taxes for all employees with a tax liability.

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

The Global Crossing Limited Employees’ Retirement Savings Plan (the “401(k) Plan”) qualifies under Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of his or her annual earnings not to exceed certain limits. Effective March 2009, the Company suspended matching employee contributions to this plan. The Company plan was to provide 100% matching contributions up to the first 1% of eligible compensation and 50% matching contributions up to the next 5% of eligible compensation. The Company’s contributions to the 401(k) Plan vest immediately. Expenses recorded by the Company relating to the 401(k) Plan for the years ended December 31, 2009, 2008 and 2007 were approximately $1, $5 and $4, respectively.

The Company maintains a defined contribution plan for the employees of GCUK. Each eligible employee contributes on a tax-deferred basis 4% of his or her annual basic salary. The Company contributes 8% of salary. Expenses recorded by the Company relating to this plan were approximately $3, $3 and $2 for the years ended December 31, 2009, 2008 and 2007, respectively.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans were approximately $3, $3 and $2, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Changes in the projected benefit obligation for all pension plans sponsored by the Company are as follows:

	Pension Plans
	December 31,
	2009	2008
Projected benefit obligation at beginning of period	$79	$108
Service cost	1	2
Interest cost	5	6
Actuarial gain	(1)	(10)
Benefits paid	(3)	(2)
Foreign exchange	8	(25)

Projected benefit obligation at end of period	$89	$79

The change in the fair value of assets for all pension plans sponsored by the Company is as follows:

	Pension Plans
	December 31,
	2009	2008
Fair value of plan assets at beginning of period	$62	$101
Actual return on plan assets	10	(20)
Employer contribution	2	2
Benefits paid	(3)	(2)
Foreign exchange	6	(19)

Fair value of plan assets at end of period	$77	$62

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

The funded status for all pension plans sponsored by the Company is as follows:

	Pension Plans
	December 31,
	2009	2008
Funded status	$(12)	$(17)
Funded status attributable to employees	4	4

Accrued benefit cost, net	$(8)	$(13)

The total accumulated benefit obligation for all pension plans sponsored by the Company is $62 and $70, at December 31, 2009 and 2008, respectively.

The GCUK Railway Pension Plan projected benefit obligation exceeded the fair value of plan assets at December 31, 2009 and 2008. The projected benefit obligation and fair value of plan assets for this plan was $60 and $49, respectively at December 31, 2009 and $51 and $40, respectively at December 31, 2008.

The GCUK Pension Plan projected benefit obligation exceeded the fair value of plan assets at December 31, 2009 and 2008. The projected benefit obligation and fair value of plan assets for this plan is $15 and $11, respectively at December 31, 2009 and $13 and $8, respectively at December 31, 2008.

Details on the effect on operations of the Company’s pension plans are as follows:

	Pension Plans
	Years Ended December 31,
	2009	2008	2007
Service cost	$1	$2	$2
Interest cost on projected benefit obligation	4	4	4
Expected return on plan assets	(3)	(5)	(5)
Amortization of net (gain) loss	1	—	—

Net cost	$3	$1	$1

Actuarial assumptions used to determine benefit obligations for the Company’s pension plans are as follows:

	December 31,
	2009	2008
Discount rate	5.9%-6.1%	5.6%-5.90%
Compensation increases	4.45%	4.00%
Expected return on assets	5.3%-8.16%	4.5%- 8.5%

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Actuarial assumptions used to determine net periodic benefit costs for the Company’s pension plans are as follows:

	December 31,
	2009	2008	2007
Discount rate	5.9%	5.60%-6.25%	5.0%-6.0%
Compensation increases	3.75%	4.00%	3.75%

Investment strategies for the two significant pension plans are as follows:

The GCUK Railway Pension Plan, which represents approximately 63% of the Company’s total plan assets as at December 31, 2009 invest in a range of pooled funds covering different classes of assets, including equity securities, bonds, property, infrastructure, commodities, and cash. These funds adopt the principles which involve setting limits to the amount of investment risk each pooled fund is prepared to take compared to the set benchmark. The equity pooled fund which represents the majority of the assets comprises a substantial portion of assets managed on an index tracking basis. The target allocation is 55% in equities securities, 25% in debt securities, 10% in real estate and 10% in other; at December 31, 2009 the actual allocation was 57% in equities securities, 14% in debt securities, 17% in real estate and 12% in other.

The Global Crossing North America, Inc. pension plan, which represents approximately 22% of the Company’s total plan assets at December 31, 2009 invest in a variety of funds to provide wide diversification of asset classes and achieve a superior long term investment return compared with fixed income securities. The fund invests in a variety of mutual funds that track U.S. and/or international indexes as well corporate and government bonds. The target allocation is 65% in equities and 35% in debt securities; at December 31, 2009 the actual allocation was 66% in equities and 34% in debt securities.

Items Measured at Fair Value

The Company classifies and discloses pension plan assets in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall for pension plan asset categories at December 31, 2009:

	Fair Value Measurements at December 31, 2009
Assets Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large-cap(1)	$8	$—	$8	$—
U.S. small-cap	1	—	1	—
Non-U.S. large-cap(2)	5	—	5	—

Total equity securities	14	—	14	—

Fixed income securities:
U.S. Other Fixed Income(3)	6	—	6	—
Non-U.S. Treasuries/Government Bonds(4)	7	5	2	—
Non-U.S. Corporate bonds	1	—	1	—

Total Fixed Income	14	5	9	—

Pooled funds:
Global equity(5)	19	—	19	—
Global bond (hedged)(6)	7	—	7	—
Cash plus(7)	5	—	—	5
Property(8)	5	—	—	5
Private equity(9)	8	—	—	8
Infrastructure(10)	4	—	—	4
Commodities	1	—	—	1

Total pooled funds	49	—	26	23

Total	$77	$5	$49	$23

(1)	This category includes investments that track unmanaged U.S. large-cap indexes.
(2)	This category includes investments that track unmanaged international indexes primarily in U.K., EU and Japan.
(3)	This category includes investments in U.S. intermediate-term bonds.
(4)	This category represents investments in U.K. government bonds.
(5)

This category comprises investments in approximately 48% quoted equities and fixed interest securities, 20% cash deposits and cash instruments, 20% unquoted unitized insurance policies and 12% derivative contracts.

(6)	This category comprises investments in approximately 76% quoted fixed interest securities, 16% cash deposits and cash instruments and 8% derivative contracts.
(7)	This category primarily includes hedge funds for U.S. dollar / Sterling.
(8)	This category primarily includes investments in U.K. commercial property either directly or indirectly.
(9)	This category includes investments in 57% unquoted pooled investments and 43% in the Global equity pooled fund.
(10)	This category includes investments in 74% unquoted pooled investment and 26% quoted equities and cash deposits and instruments.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pooled Funds
	Cash plus	Property	Private equity	Infrastructure	Commodities	Total
Beginning balance at December 31, 2008	$5	$4	$8	$4	$—	$21
Actual return on plan assets:
Relating to assets still held at the reporting date	1	1	—	—	—	2
Purchases, sales, and settlements	(1)	—	—	—	1	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance at December 31, 2009	$5	$5	$8	$4	$1	$23

The Company expects to make total contributions of approximately $1 in 2010 in respect of all pension plans.

Information for pension plan with an accumulated benefit obligation in excess of plan assets

As of December 31, 2009 and 2008, the accumulated benefit obligation (“ABO”) of the GCUK Railway Pension Plan exceeded the fair value of the GCUK Railway Plan’s assets by $4 and $7, respectively. The ABO and fair value of assets relating these plans were $53 and $49, respectively, at December 31, 2009, and $47 and $40, respectively, at December 31, 2008.

As of December 31, 2008, the ABO of the GCUK Pension Plan exceeded the fair value of the GCUK Pension Plan’s assets by $1. The ABO and fair value of the assets relating to the GCUK Pension Plan were $9 and $8, respectively, at December 31, 2009.

Details of the effect on operations of the GCUK Pension Plan and GCUK Railway Pension Plan are as follows:

	Pension Plans
	Year Ended December 31,
	2009	2008	2007
Service cost	$1	$1	$1
Interest cost on projected benefit obligation	3	4	1
Expected return on plan assets	(2)	(3)	—

Net cost	$2	$2	$2

None of the Company’s other pension plans’ ABO exceeded the fair value of their respective pension plans assets at December 31, 2009.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Benefit Payments

The following table summarizes expected benefit payments from the Company’s various pension plans through 2019. Actual benefits payments may differ from expected benefit payments.

Pension Plans
2010	$3
2011	3
2012	3
2013	4
2014	4
2015-2019	20

19. FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued expenses and obligations under capital leases approximate their fair value (see Note 2, “Basis of Presentation and Significant Accounting Policies” regarding the January 8, 2010 announcement by the Venezuelan government to devalue the Venezuelan bolivar). The fair values of the Company’s debt and derivative instruments are based on market quotes and management estimates. Management believes the carrying value of other debt approximates fair value as of December 31, 2009 and 2008, respectively.

The fair values of our debt, derivative instruments and marketable securities are as follows:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12% Senior Secured Notes	$735	$816	$—	$—
GCUK Senior Secured Notes	441	441	427	250
5% Convertible Notes(1)	130	139	122	75
GC Impsat Notes	1	1	225	135
Term Loan Agreement	—	—	344	189
GCUK cross-currency interest rate swap, liability/(asset)	—	—	(4)	(4)
Other debt	25	25	35	35
Marketable securities	—	—	4	4

(1)	Carrying amount of the 5% Convertible notes consists of $144 aggregate principal less $14 and $22 of unamortized discount as of December 31, 2009 and 2008, respectively.

20. COMMITMENTS, CONTINGENCIES AND OTHER

Contingencies

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at December 31, 2009 and 2008. In accordance with the accounting for contingencies as governed by ASC Topic 450, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

the range is more likely than any other amount, the Company accrues at the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has accrued for the following matters in accordance with ASC Topic 450, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable developments in, or resolution or disposition of, one or more of these contingencies. The following is a description of the material legal proceedings involving the Company commenced or pending during 2009.

AT&T Corp. (SBC Communications) Claim

On November 17, 2004, AT&T’s local exchange carrier affiliates commenced an action against the Company and other defendants in the U.S. District Court for the Eastern District of Missouri. The complaint and amended complaint allege that the Company, through certain unnamed intermediaries, which are characterized as “least cost routers,” terminated long distance traffic to avoid the payment of interstate and intrastate access charges.

Plaintiffs allege that they have been damaged in the amount of approximately $20 for the time period of February 2002 through August 2004. The complaint also seeks an injunction against the use of “least cost routers” and the avoidance of access charges. On August 23, 2005, the Court referred a comparable case to the Federal Communications Commission (“FCC”) and the FCC has sought comments on the issues referred by the Court. The Company filed comments in the two declaratory judgment proceedings occasioned by the Court’s referral. On February 7, 2006, the Court entered an order: (a) dismissing AT&T’s claims against Global Crossing to the extent that such claims arose prior to December 9, 2003 by virtue of the injunction contained in the joint plan of reorganization (the “Plan of Reorganization”) of the Company’s predecessor and a number of its subsidiaries (collectively, the “GC Debtors”) which became effective on that date; and (b) staying the remainder of the action pending the outcome of the referral to the FCC described above. In an order dated September 25, 2009, the Court ordered the plaintiffs to provide the Court with a status report on all FCC proceedings that relate to the litigation or address the question of the applicability of access charges on VOIP traffic by December 30, 2009 and ordered the parties to submit a case management order by January 8, 2010 in the event that the Court lifts the stay currently governing this proceeding. The plaintiffs filed their status report with the Court and the parties filed a case management order. The parties disagree on whether, in the event that the Court lifts the stay, the Court should permit discovery pending dispositive motions or rule on any such motions that may be filed.

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

Qwest Rights-of-Way Litigation

A large portion of the Company’s North American network comprises indefeasible rights of use purchased from Qwest Communications Corporation on a fiber-optic communication system constructed by Qwest within rights-of-way granted to certain railroads by various landowners. In May 2001, a purported class action was commenced on behalf of such landowners in the U.S. District Court for the Southern District of Illinois against Qwest and three of the Company’s subsidiaries, among other defendants. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber-optic cable for use by Qwest or any other entities. The action seeks actual damages in an unstated amount and alleges that the wrongs done by the Company involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. The Company made a demand of Qwest to defend and indemnify the Company in the lawsuit. In response, Qwest has appointed defense counsel to protect the Company’s interests.

The plaintiffs’ claims against the Company relating to periods of time prior to the Company’s January 28, 2002 bankruptcy filing were discharged in accordance with the Company’s Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate large portions of its North American network, although it believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which the Company originally purchased this capacity. As part of a global resolution of all bankruptcy claims asserted against the Company by Qwest, Qwest agreed to reaffirm its obligations of defense and indemnity to the Company for the assertions made in this claim. Since then, attempts have been made to settle many of the class action lawsuits that have been pending against Qwest regarding the rights of way issue. In 2002, a proposed settlement was submitted to the U.S. District Court for the Northern District of Illinois and was preliminarily approved by the District Court, but rejected by the Court of Appeals for the Seventh Circuit in 2004. During 2008, the parties to the various class actions reached preliminary agreement to settle all of the pending cases and the parties submitted to the U.S. District Court for Massachusetts a motion for class certification and for approval of the proposed settlement. The District Court granted preliminary approval of the settlement and a number of objections to the settlement were filed. In a memorandum and order dated September 10, 2009, the District Court concluded that it did not have subject matter jurisdiction over the claims, denied final approval of the settlement and dismissed the case in its entirety. A number of the plaintiff groups then requested the Court to modify its decision. In a revised memorandum and order dated December 9, 2009, the Court reiterated its holding that the Court lacked subject matter jurisdiction over the claims and dismissed the case.

Foreign Income Tax Audit

A tax authority in South America issued a preliminary notice of findings based on certain tax audits for calendar years 2001 and 2002. The examiner’s initial findings took the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. An official assessment of $26, including potential interest and penalties, was issued in 2005. Due to accrued interest and foreign exchange effects the total exposure has increased to $59. The Company challenged the assessment and commenced litigation in September 2006 to resolve its dispute with the tax authority.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Claim by Pacific Crossing Limited

This claim arises out of the management of the PC-1 trans-Pacific fiber-optic cable, which was constructed, owned and operated by PCL, a former subsidiary of the Company. PCL asserts that the Company and Asia Global Crossing, a former subsidiary of the Company, breached their fiduciary duties to PCL, improperly diverted revenue derived from sales of capacity on PC-1, and failed to account for the way revenue was allocated among the corporate entities involved with the ownership and operation of PC-1. The claim also asserts that revenues derived from operation and maintenance fees were also improperly diverted and that PCL’s expenses increased unjustifiably through agreements executed by the Company and Asia Global Crossing on behalf of PCL. To the extent that PCL asserted the foregoing claims were prepetition claims, PCL has settled and released such claims against the Company.

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

In October 2009, the parties agreed to settle all remaining claims in this matter, subject to Bankruptcy Court approval. The Company has agreed to pay $6.5 in two equal installments of $3.25. The Bankruptcy Court approved the settlement agreement and the payments were made in accordance with the settlement agreement.

Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses and related statutory penalties, fines, costs and expenses as a result of their separation from Impsat after the acquisition of Impsat by the Company. One such case, initiated by a former director and officer of Impsat in October 2007, was settled in July 2009 (see Note 3 for further information). The asserted claims of the remaining claimants (including accrued interest and attorneys fees) aggregate approximately $25.

The Company has been in negotiations with the remaining claimants over the amount of their claims and other issues arising out of their departure. The status of the legal proceedings brought by these remaining claimants is as follows. In November 2007, a former officer served the Company a complaint claiming damages. The case is now in the evidentiary stage. In July 2008, a former officer commenced formal judicial proceedings on his claim and the Company responded seeking dismissal of the claim based on lack of jurisdiction. Such defense was rejected by the court and the case will now continue. The case is now in the evidentiary stage. In March 2009, this same former officer served the Company with an additional complaint for damages in another

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

jurisdiction. The case is currently in the evidentiary stage. In July 2009, two additional executives notified us regarding claims for salary differences that they allegedly are entitled to receive and other labor-related claims that they intend to pursue. On September 14, 2009 those two executives notified the Company that, effective as of such date, they considered themselves constructively dismissed due to the Company’s failure to address their claims. Mandatory mediation hearings on each of the claims held during October 2009 did not resolve them and the former employees are now permitted to file a judicial claim. The Company expects formal litigation will be commenced on each of the claims. The Company has replied in each case and will continue to defend against these claims.

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

In December 2004 and in March 2009, the tax authorities of the State of São Paulo, in Brazil, issued two infraction notices against Impsat Brazil for the collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. Both assessments amount to approximately $21. A defense against the December 2004 assessment was filed on behalf of Impsat Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the State Administrative Court; however, the Company will seek judicial action to remove the tax assessment. A defense against the March 2009 assessment was also filed on behalf of Impsat Brazil, and the final administrative decision is still pending.

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

Customer Bankruptcy Claim

During 2007 the Company commenced default and disconnect procedures against a customer for breach of a sales contract based on the nature of the customer’s traffic, which renders the contract highly unprofitable to the Company. After the process was begun, the customer filed for bankruptcy protection, thereby barring the Company from taking further disconnection actions against the customer. The Company commenced an adversary proceeding in the bankruptcy court, asserting a claim for damages for the customer’s alleged breaches of the contract and for a declaration that, as a result of these breaches, the customer may not assume the contract in its reorganization proceedings. The Company is incurring significant legal expenses in connection with this matter.

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

After the filing of motions and responses, the Court issued an opinion on these matters on July 3, 2008. The Court held that the agreement did not permit the Company to increase the rates in the manner the Company did and that the Company: (a) breached the sales contract in so doing; and (b) is therefore not entitled to additional adequate assurance. The Court did, however, permit the Company to amend the Company’s complaint to plead a rescission claim, which the Company filed on July 14, 2008.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

While the customer has alleged damages in amounts that would be very material to the Company, the Company believes that it has valid defenses to limit the amount of these damages. The Company also moved to dismiss the customer’s bankruptcy case for failure to comply with the “small business” provisions of the Bankruptcy Code.

By order dated November 25, 2009, the Court dismissed the customer’s bankruptcy but decided to retain the adversary proceeding. After the dismissal of the bankruptcy, the Company terminated service to the customer on December 26, 2009. The Company cannot predict the outcome of these proceedings.

Commitments

Cost of Access, Third Party Maintenance and Other Purchase Commitment Obligations

The Company has purchase commitments with third-party access vendors that require it to make payments to purchase network services, capacity and telecommunications equipment through 2014. Some of these access vendor commitments require the Company to maintain minimum monthly and/or annual billings, in certain cases based on usage. In addition, the Company has purchase commitments with third parties that require it to make payments for maintenance services for certain portions of its network through 2026. Further, the Company has purchase commitments with other vendors.

The following table summarizes the Company’s purchase commitments at December 31, 2009:

	Total	Less than 1 year (2010)	1-3 years (2011-2012)	3-5 years (2013-2014)	More than 5 years
Cost of access services	$395	$215	$131	$49	$—
Third-party maintenance services	293	52	56	34	151
Purchase and other obligations	245	102	79	27	37

Total	$933	$369	$266	$110	$188

Operating leases—The Company as Lessee and Lessor

The Company has commitments under various non-cancelable operating leases for office and equipment space, automobiles, equipment rentals, network capacity contracts and other leases. Additionally, the Company has various sublet arrangements with third parties. Estimated future minimum lease payments on operating leases and future minimum sublease receipts, excluding obligations and receipts, respectively, related to restructured properties (see Note 3), are approximately as follows:

	Future Minimum Lease Payments	Future Minimum Sublease Receipts
Year Ending December 31,
2010	$103	$5
2011	93	5
2012	84	4
2013	77	3
2014	74	2
Thereafter	383	7

Total	$814	$26

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

Rental expense related to office and equipment space, automobiles, equipment rentals and other leases for the years ended December 31, 2009, 2008 and 2007 was $127, $133 and $113, respectively. Sublease income for the years ended December 31, 2009, 2008 and 2007 was $8, $7 and $7, respectively.

21. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the years ended December 31, 2009, 2008 and 2007 the Company provided approximately $0.3, $0.3, and $0.3, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s indirect majority shareholder and parent company, ST Telemedia. Also, during the years ended December 31, 2009, 2008 and 2007 the Company received approximately $5.2, $6.0, and $3.4 of co-location services from an affiliate of ST Telemedia. The Company purchased capital equipment of $0.7, nil and $0.2 during the years ended December 31, 2009, 2008, and 2007, respectively. Additionally, during the years ended December 31, 2009, 2008 and 2007, the Company accrued dividends of $3.6, $3.6 and $3.6, respectively, related to preferred stock held by affiliates of ST Telemedia. Further, for the year ended December 31, 2007, the Company accrued interest of $26.0 related to the Mandatorily Convertible Notes held by affiliates of ST Telemedia.

As of December 31, 2009 and 2008, the Company had approximately $23.7 and $19.1, respectively, due to ST Telemedia and its subsidiaries and affiliates, and no amounts due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates at December 31, 2009 and 2008 primarily relate to dividends accrued on the GCL Preferred Stock, and are included in “other deferred liabilities” in the accompanying consolidated balance sheets. During the year ended December 31, 2007 ST Telemedia converted the Mandatorily Convertible Notes into 16.58 million shares of common stock (see Note 11). During the year ended December 31, 2007, $6.4 of accrued interest related to the Mandatorily Convertible Notes was converted to additional Mandatorily Convertible Notes.

22. SEGMENT REPORTING

Operating segments are defined in ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision makers (“CODMs”) in deciding how to assess performance and allocate resources. As a result of the Impsat acquisition (see Note 4) and the establishment of a business unit management structure, the Company’s CODMs assess performance and allocate resources based on three separate operating segments which management operates and manages as strategic business units: (i) the GCUK Segment; (ii) the GC Impsat Segment; and (iii) the ROW Segment.

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the United Kingdom (“UK”). The GC Impsat Segment is a provider of telecommunication services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all the operations of Global Crossing Limited and its subsidiaries excluding the GCUK and GC Impsat Segments and comprises operations primarily in North America, with smaller operations in Europe, Latin America, and a portion of the Asia/Pacific region and includes our subsea fiber network, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services including data, IP and voice products. The services provided by all the Company’s segments support a migration path to a fully converged IP environment.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

The CODMs measure and evaluate the Company’s reportable segments based on operating income (loss) before depreciation and amortization (“OIBDA”). OIBDA, as defined by the Company, is operating income (loss) before depreciation and amortization. OIBDA differs from operating income (loss), as calculated in accordance with U.S. GAAP and reflected in the Company’s consolidated financial statements, in that it excludes depreciation and amortization. Such excluded expenses primarily reflect the non-cash impacts of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods. In addition, OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for reinvestment, distributions or other discretionary uses.

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

	Year Ended December 31,
	2009	2008	2007
Revenues from external customers
GCUK	$470	$599	$582
GC Impsat	495	475	270
ROW	1,571	1,525	1,413

Total consolidated	$2,536	$2,599	$2,265

Intersegment revenues
GCUK	$—	$—	$—
GC Impsat	9	7	3
ROW	15	11	9

Total	$24	$18	$12

Total segment operating revenues
GCUK	$470	$599	$582
GC Impsat	504	482	273
ROW	1,586	1,536	1,422
Less: intersegment revenues	(24)	(18)	(12)

Total consolidated	$2,536	$2,599	$2,265

	Year Ended December 31,
	2009	2008	2007
OIBDA
GCUK	$93	$134	$142
GC Impsat	160	138	61
ROW	89	1	(80)

Total consolidated	$342	$273	$123

A reconciliation of OIBDA to Income (Loss) Applicable to Common Shareholders follows:

	Year Ended December 31, 2009
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
OIBDA	$93	$160	$89	$—	$342
Depreciation and amortization	(66)	(87)	(187)	—	(340)

Operating income (loss)	27	73	(98)	—	2
Interest income	8	6	9	(16)	7
Interest expense	(53)	(33)	(90)	16	(160)
Other income (expense), net	18	—	(7)	—	11
Benefit (provision) for income taxes	(1)	2	(2)	—	(1)
Preferred stock dividends	—	—	(4)	—	(4)

Income (loss) applicable to common shareholders	$(1)	$48	$(192)	$—	$(145)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

	Year Ended December 31, 2008
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
OIBDA	$134	$138	$1	$—	$273
Depreciation and amortization	(84)	(81)	(161)	—	(326)

Operating income (loss)	50	57	(160)	—	(53)
Interest income	8	3	6	(7)	10
Interest expense	(65)	(35)	(83)	7	(176)
Other income (expense), net	(57)	(20)	51	—	(26)
Net gain on pre-confirmation contingencies	—	4	6	—	10
Provision for income taxes	(1)	(17)	(31)	—	(49)
Preferred stock dividends	—	—	(4)	—	(4)

Loss applicable to common shareholders	$(65)	$(8)	$(215)	$—	$(288)

	Year Ended December 31, 2007
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
OIBDA	$142	$61	$(80)	$—	$123
Depreciation and amortization	(84)	(44)	(136)	—	(264)

Operating income (loss)	58	17	(216)	—	(141)
Interest income	10	4	15	(8)	21
Interest expense	(70)	(26)	(89)	8	(177)
Other income, net	2	—	13	—	15
Net gain on pre-confirmation contingencies	—	—	33	—	33
Provision for income taxes	(11)	(10)	(42)	—	(63)
Preferred stock dividends	—	—	(4)	—	(4)

Loss applicable to common shareholders	$(11)	$(15)	$(290)	$—	$(316)

	December 31,
	2009	2008	2007
Total Assets
GCUK	$601	$656	$847
GC Impsat	807	693	711
ROW	1,654	1,369	1,385

Total segments	3,062	2,718	2,943
Less: Intercompany loans and accounts receivable	(574)	(369)	(277)

Total consolidated assets	$2,488	$2,349	$2,666

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

	December 31,
	2009	2008
Purchases of Property and Equipment
GCUK	$19	$42
GC Impsat	68	56
ROW	87	94

Total consolidated capital expenditures	$174	$192

	December 31,
	2009	2008
Unrestricted Cash
GCUK	$60	$52
GC Impsat	154	92
ROW	263	216

Total consolidated unrestricted cash	$477	$360

	December 31,
	2009	2008
Restricted Cash
ROW	$16	$18

Total consolidated restricted cash	$16	$18

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

Geographic Information

Company information provided on geographic sales is based on the order location of the customer. Long- lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Year Ended December 31,
	2009	2008	2007
Revenue(1):
United States	$1,328	$1,305	$1,205
United Kingdom	588	714	678
Other countries	620	580	382

Consolidated Worldwide	$2,536	$2,599	$2,265

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

	Year ended December 31,
	2009	2008	2007
Revenue:
Data Services	$1,547	$1,548	$1,238
Voice Services	826	893	891
Collaboration Services	163	158	136

Consolidated Worldwide	$2,536	$2,599	$2,265

	December 31,
	2009	2008
Long-lived assets:
United States	$347	$394
United Kingdom	281	280
International waters	161	131
Other countries	491	495
Other(2)	198	172

Consolidated Worldwide	$1,478	$1,472

(1)	There were no individual customers for the years ended December 31, 2009, 2008 and 2007 that accounted for more than 10% of consolidated revenue.
(2)	Long-lived assets include property and equipment and intangible assets.

23. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
Fair value of assets acquired	$—	$—	$521
Less liabilities assumed	—	—	390

Net assets acquired	—	—	131
Less cash acquired	—	—	28
Less non-cash goodwill associated with settlement of pre-existing relationship	—	—	27

Buisness acquisition, net of cash acquired	$—	$—	$76

SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTIVITIES:
Capital lease and debt obligations incurred	$59	$48	$86

Conversion to equity of debt, accrued interest and consent fees	$—	$—	$329

Accrued interest converted to Mandatorily Convertible Notes(1)	$—	$—	$6

(1)	During the year ended December 31, 2007, STT Crossing Ltd. converted the Mandatorily Convertible Notes into approximately 16.58 million shares of common stock (see Note 11).

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

	Year Ended December 31,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest and income taxes:
Cash paid for interest	$117	$138	$116

Cash paid for income taxes	$16	$13	$7

24. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the unaudited quarterly results for the years ended December 31, 2009 and 2008.

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$609	$633	$643	$651
Cost of access	(286)	(285)	(288)	(300)
Real estate, network and operations	(97)	(98)	(106)	(105)
Third party maintenance	(24)	(27)	(26)	(26)
Cost of equipment and other sales	(23)	(22)	(23)	(30)

Total cost of revenue	(430)	(432)	(443)	(461)
Selling, general and administrative	(104)	(108)	(109)	(107)
Depreciation and amortization	(79)	(82)	(89)	(90)

Operating income (loss)	(4)	11	2	(7)

Net income (loss)(1)	(58)	27	(73)	(37)

Income (loss) applicable to common shareholders	(59)	26	(74)	(38)

Income (loss) per share:
Income (loss) applicable to common shareholders per common share, basic	$(1.04)	$0.43	$(1.23)	$(0.63)

Shares used in computing basic income (loss) per share	56,923,415	59,904,503	60,135,114	60,153,853

Income (loss) applicable to common shareholders per common share, diluted(2)	$(1.04)	$0.34	$(1.23)	$(0.63)

Shares used in computing diluted income (loss) per share	56,923,415	78,540,571	60,135,114	60,153,853

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, number of sites,

percentage, share and per share information)

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$632	$654	$669	$644
Cost of access	(299)	(306)	(310)	(296)
Real estate, network and operations	(108)	(112)	(114)	(89)
Third party maintenance	(27)	(28)	(28)	(24)
Cost of equipment and other sales	(23)	(23)	(25)	(23)

Total cost of revenue	(457)	(469)	(477)	(432)
Selling, general and administrative	(130)	(129)	(122)	(110)
Depreciation and amortization	(76)	(84)	(84)	(82)

Operating income (loss)	(31)	(28)	(14)	20

Net loss	(71)	(89)	(72)	(52)

Loss applicable to common shareholders	(72)	(90)	(73)	(53)

Loss per share:
Loss applicable to common shareholders per common share, basic and diluted	$(1.32)	$(1.62)	$(1.30)	$(0.94)

Shares used in computing basic and diluted loss per share	54,718,587	55,675,011	56,176,273	56,488,594

(1)	During the third quarter of 2009, the Company recorded a charge of $29 in other income (expense), net in connection with the early extinguishment of the GC Impsat Notes and Term Loan Agreement.
(2)	Preferred stock dividends included in the dilutive calculation were $1 for the three months ended June 30, 2009.

The sum of the quarterly net loss per share amounts may not equal the full-year amount since the computations of the weighted average number of shares outstanding for each quarter and the full year are made independently.

25. SUBSEQUENT EVENT

2010 Long-Term Incentive Programs

In connection with the Company’s annual long-term incentive program for 2010, on February 1, 2010, the Company awarded 565,389 restricted stock units to employees which vest on February 1, 2013 and 565,389 performance share opportunities to employees which vest on December 31, 2012, subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each participant’s target performance share opportunity is based on total shareholder return over a three year period as compared to two peer groups. Depending on how the Company ranks in total shareholder return as compared to the two peer groups, each performance share grantee may earn 0% to 200% of the target number of performance shares. No payout will be made if the average ranking of the Company’s total shareholder return relative to each of the two peer groups (weighted equally) is below the 30th percentile, and the maximum payout of 200% will be made if such average ranking is at or above the 80th percentile. However, any payout exceeding 100% of the performance target award shall (other than in the context of a change in control) be paid at the sole discretion of the Board of Directors and, if paid, shall be in cash rather than shares.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions		Deductions	Balance at end of period
		Charged to costs and expenses	Charged to other accounts
2009
Reserve for uncollectible accounts and sales credits	$58	$26	$2	$(36)	$50
Restructuring reserves	27	4	3	(9)	25
Deferred tax valuation allowance	2,294	20	—	(20)	2,294
2008
Reserve for uncollectible accounts and sales credits	$52	$27	$3	$(24)	$58
Restructuring reserves	37	3	4	(17)	27
Deferred tax valuation allowance	2,663	—	—	(369)	2,294
2007
Reserve for uncollectible accounts and sales credits	$43	$29	$8	$(28)	$52
Restructuring reserves	91	(30)	16	(40)	37
Deferred tax valuation allowance	2,532	9	122	—	2,663