Form 10-K/A
period 2009-12-31
GLOBAL CROSSING LTD
filed 2010-04-30
CIK 1061322

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Global Crossing Limited (“GCL”, the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on February 23, 2010, to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

In addition, the Company has amended the information required by Item 15 of Part IV of Form 10-K to supplementally provide additional certifications for this Amendment. The Company is also re-filing the certification of the principal financial officer required by Rule 13a-14(b) of the Security Exchange Act of 1934, as amended (the “Exchange Act”), filed as Exhibit 32.2 to the Original Filing, to correct a typographical error regarding the year of annual report to which the certification related. The amended certification is filed as Exhibit 99.1 to this Amendment.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. In accordance with Rule 12b-15 under the Exchange Act, the Company is including with this Amendment currently dated certifications required by Rule 13a-14(a) of the Exchange Act.

i

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our bye-laws provide that Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”) and any of its subsidiaries that are shareholders of the Company from time to time (the “STT Shareholder Group”) will be able to appoint up to eight (8) directors to the Board of Directors (the “Board” or “Board of Directors”) of the Company based upon the STT Shareholder Group’s percentage ownership of our shares at any given time. Specifically, for so long as the STT Shareholder Group owns both Global Crossing common shares and 2% Cumulative Senior Convertible Preferred Shares (the “Senior Preferred Shares”) representing in the aggregate the percentages set forth below of our outstanding common shares calculated on a fully diluted basis, the STT Shareholder Group will be entitled to appoint the numbers of Directors indicated below to our Board, holding office at any one time, each for a term of three years (which can be renewed).

Percentage of Fully Diluted Common Shares	Number of Director Designees
50% or more	8
Less than 50% but at least 35%	6
Less than 35% but at least 20%	4
At least 5% (or, if less, 50% of the aggregate number of common shares (calculated on an as-converted basis) acquired by the STT Shareholder Group on December 9, 2003)	2

If the share ownership percentage of the STT Shareholder Group at any time falls below one of the thresholds specified above, then the term of office of the number of Directors that the STT Shareholder Group is no longer entitled to appoint shall terminate at the following meeting of shareholders (whether annual or special).

In addition, for so long as the STT Shareholder Group is entitled to appoint at least two Directors, a Director designated by the STT Shareholder Group shall serve as (i) Chairman of the Board, (ii) Chairman of the Audit Committee (to the extent permitted by applicable stock exchange rules), (iii) Chairman of the Compensation Committee, (iv) Chairman of the Executive Committee and (v) Chairman of the Nominating and Corporate Governance Committee.

In addition to the STT Shareholder Group’s Director designation rights above, the STT Shareholder Group may elect additional Directors due to its holdings of 60.4% of our outstanding capital.

In April 2010, the STT Shareholder Group reappointed eight of the Directors in accordance with our bye-laws. The remaining two Directors were elected at the annual meeting of shareholders in 2009 and are up for re-election this year. The Board believes that the Directors have valuable individual skills and experiences that were derived from a broad range of occupations and industries, providing both differing viewpoints among the Directors and familiarity with many diverse markets and subject matters. The experience, qualifications, attributes or skills that the Board believes particularly qualify each of the Directors to serve on the Board are indicated in the below biographies. In addition, all the Directors have significant experience in the oversight of public companies due to their service as directors of Global Crossing and other companies. The Board believes that these skills and experiences qualify each Director to serve on the Company’s Board.

The following table sets forth the names, ages and positions of our Directors, Executive Committee members and executive officers. Additional biographical information concerning these individuals is provided in the text following the table. The Directors’ committee assignments are also set forth below, with the committees further discussed below under “Board Meetings and Committees.”

Name	Age	Position
Lodewijk Christiaan van Wachem	78	Chairman of the Board of Directors(5)
Peter Seah Lim Huat	63	Vice Chairman of the Board of Directors(4)
E.C. “Pete” Aldridge, Jr.	71	Director(1)(2)(3)
Archie Clemins	66	Director(2)(4)
Donald L. Cromer	74	Director(2)(5)
Richard R. Erkeneff	74	Director(2)(3)
Lee Theng Kiat	57	Director(1)(4)(5)
Charles Macaluso	66	Director(1)(3)
Michael Rescoe	57	Director(3)
Robert J. Sachs	61	Director(4)(5)
Steven T. Clontz	59	Member of Executive Committee
Jeremiah D. Lambert	75	Member of Executive Committee
John J. Legere	51	Chief Executive Officer(1)
Héctor R. Alonso	52	Managing Director—Latin America
Omar A. Altaji	47	Managing Director—Worldwide Carrier Service
Neil Barua	32	Managing Director—North America
David R. Carey	56	Chief Marketing Officer
Anthony D. Christie	49	Chief Information Officer/Chief Technology Officer
Daniel J. Enright	50	Executive Vice President, Global Operations
Edward Higase	43	Managing Director—EMEA
Robert A. Klug	42	Chief Accounting Officer
John A. Kritzmacher	49	Executive Vice President and Chief Financial Officer
John B. McShane	48	Executive Vice President and General Counsel
John R. Mulhearn, Jr.	59	Executive Vice President, Global Access Management
Laurinda Pang	40	Senior Vice President—Human Resources

(1)	Member, Executive Committee
(2)	Member, Government Security Committee
(3)	Member, Audit Committee
(4)	Member, Compensation Committee
(5)	Member, Nominating and Corporate Governance Committee

Directors

Lodewijk Christiaan van Wachem—Mr. van Wachem has served as a Director of Global Crossing since December 2003. He has been a member of the board of directors of ATCO (Canada) Ltd. (energy and logistics) since prior to 2005. He was chairman of the board of directors of Zurich Financial Services from 1993 through April 2005 and was chairman of the supervisory board of Royal Philips Electronics N.V. from 1993 through March 2005. He became a director of Royal Dutch Shell Group in 1977, president in 1982 and chairman of the committee of managing directors in 1985. He served in that capacity until 1992, when he was appointed chairman of the supervisory board of the Royal Dutch Petroleum Company, a position he held through July 2002. Until 2002 he also served on the supervisory boards of Akzo Nobel, BMW and Bayer, as well as on the board of directors of International Business Machines Corp. Through his extensive business experience in leading and serving as a board member for numerous large and complex organizations. Mr. van Wachem brings valuable management, corporate governance and compliance insights to his role as Chairman of the Board. His deep experience with multinational organizations also provides a useful international perspective to our global operations.

Peter Seah Lim Huat—Mr. Seah has served as vice chairman of the Board of Directors of Global Crossing since December 2003. Since January 2005 he has been a member of the Temasek Advisory Panel of Temasek Holdings (Private) Limited (investment company) and since November 2004 he has been a Deputy Chairman of the board of directors of ST Telemedia and STT Communications Ltd. From December 2001 until December 2004 he was president and chief executive officer of Singapore Technologies Pte Ltd (“ST”) and also a member of its board of directors. Before joining ST in December 2001, he was a banker for the prior 33 years, retiring as vice chairman & chief executive officer of Overseas Union Bank in September 2001. Mr. Seah has been chairman of Singapore Technologies Engineering Ltd since 2002. He also has served on the boards of CapitaLand Limited since 2001, StarHub Ltd (“StarHub”) and STATS ChipPAC Ltd. since 2002, Bank of China Limited since 2006 and LaSalle Foundation Limited since 2007. In addition, Mr. Seah has served on the boards of the DBS Bank Ltd and DBS Group Holdings Ltd since 2009. He also served on the boards of PT Indosat Tbk from 2002 to 2008, PT Bank International Indonesian Tbk from 2003 to 2007, Singapore Computer Systems Limited from 2005 to 2008, Siam Commercial Bank Public Company Limited from 1999 to 2009, Chartered Semiconductor Manufacturing Ltd from 2002 to 2009, Alliance Bank Malaysia Berhad from 2005 to 2010 and SembCorp Industries Ltd from 1998 to 2010. Mr. Seah’s service as chief executive of Overseas Union Bank and ST provides him with valuable business, leadership and management experience. His many years of experience in banking give him important insights into our capital structure and the capital markets. Mr. Seah’s experience on the board of directors of many non-U.S. companies also enables him to bring a global perspective to the Board, including best practices gained from other countries.

E.C. “Pete” Aldridge, Jr.—Mr. Aldridge has served as a Director of Global Crossing since December 2003. He has served on the boards of Lockheed Martin Corporation (systems integrator, information technology) and Alion Science and Technology Corporation (technology) since prior to 2005. From May 2001 until May 2003, Mr. Aldridge served as Under Secretary of Defense for Acquisition, Technology, and Logistics. In this position, he was responsible for all matters relating to U.S. Department of Defense acquisition, research and development, advanced technology, international programs, and the industrial base. Prior to this appointment, Mr. Aldridge served as chief executive officer of Aerospace Corporation from March 1992 through May 2001; president of McDonnell Douglas Electronic Systems from December 1988 through March 1992; and Secretary of the Air Force from June 1986 through December 1988. Mr. Aldridge has also held numerous other senior positions within the Department of Defense. Mr. Aldridge’s experience in managing and leading large and complex technology-focused organizations makes him familiar with many of the issues we face as a multinational telecommunications company. The insights he gained from his years of government experience also benefit us as we expand our business with governmental departments and agencies. Mr. Aldridge holds a U.S. security clearance and has been approved by the U.S. Government as a member of the Government Security Committee in accordance with the Network Security Agreement.

Archie Clemins—Mr. Clemins has served as a Director of Global Crossing since December 2003. He has been, since January 2000, the owner and president of Caribou Technologies, Inc., an international consulting firm, and concentrates on the transition and integration of commercial technology to the government sectors, both in the United States and Asia. Since 2009, he has served as a Director of Cyalume Technology Holdings, Inc. In addition to serving on the boards of other technology, nonprofit and venture capital concerns, Mr. Clemins has been a Venture/Limited Partner with Highway 12 Ventures and the chairman and a member of the audit committee of Advanced Electron Beams, Inc., which focuses on low energy electron beam technology, since prior to 2005. As an officer of the United States Navy from 1966 through December 1999, Mr. Clemins’ active duty service included command of the attack submarine USS Pogy (SSN-647), Commander, U.S. Seventh Fleet, and Admiral and the 28th Commander of the U.S. Pacific Fleet. Mr. Clemins’s U.S. Navy leadership positions give him a unique perspective on organizational management and allow him to bring to the Board insights on economic, government and foreign policy issues. His experience with technology companies gives him great familiarity with many of the types of issues that we face in our business as a telecommunications company. Mr. Clemins holds a U.S. security clearance and has been approved by the U.S. Government as a member of the Government Security Committee in accordance with the Network Security Agreement.

Donald L. Cromer—Mr. Cromer has served as a Director of Global Crossing since December 2003. Lieutenant General Cromer’s military career in the Air Force spanned 32 years. He retired in 1991 as the Commander of Space Division, Los Angeles, California (the satellite, missile and launch vehicle acquisition center for the Air Force). Following his retirement he joined Hughes Space and Communications Company and served as president from 1993 to 1998. He was the chairman of the board of trustees for the Aerospace Corporation from 2006 to 2008 and has been a member of the Corporation of Draper Laboratory, Inc. (a not-for-profit laboratory for applied research, engineering development, education, and technology transfer) since prior to 2005. He also has served on the boards of the Universal Space Network and Vadium, Inc. since prior to 2005. In addition, he previously served on the board of Innovative Intelcom Industries since prior to 2005 until 2008. He is currently a consultant to the U.S. Department of Defense, the United States Air Force, Booz Allen Hamilton Inc. (a strategy and technology consulting firm) and the Institute for Defense Analysis. Mr. Cromer’s many years of service in the Air Force provide him with valuable government experience that benefits us as we expand our business in the government sector. His significant experience in managing and leading large and complex technology organizations also lends him insight into the issues that we face in our business. Mr. Cromer holds a U.S. security clearance and has been approved by the U.S. Government as a member of the Government Security Committee in accordance with the Network Security Agreement.

Richard R. Erkeneff—Mr. Erkeneff has served as a Director of Global Crossing since December 2003. He was, from October 1995 until August 2003, president and chief executive officer of United Industrial Corporation (“UIC”), a company focused on the design and production of defense, training, transportation and energy systems. Mr. Erkeneff also served as a director of UIC from October 1995 to May 2005. In addition, Mr. Erkeneff was chief executive officer of AAI Corporation (“AAI”), a wholly-owned subsidiary of UIC responsible for the design, manufacture, testing and support of advanced Tactical Unmanned Aerial Vehicles, from November 1993 until August 2003, and president of AAI from November 1993 to January 2003. Prior to joining AAI, Mr. Erkeneff held positions as senior vice president of the Aerospace Group at McDonnell Douglas Corporation, and president and executive vice president of McDonnell Douglas Electronics Systems Company. As a former chief executive officer, Mr. Erkeneff has extensive experience in strategic planning, operations, and management. He also possesses valuable financial experience as well as a deep understanding of the issues faced by technology companies. Mr. Erkeneff holds a U.S. security clearance and has been approved by the U.S. Government as a member of the Government Security Committee in accordance with the Network Security Agreement.

Lee Theng Kiat—Mr. Lee has served as a Director of Global Crossing since December 2003. He has been president and chief executive officer of ST Telemedia since 1994. He joined ST in 1985 and has held various senior ST positions including directorships in Legal and Strategic Business Development. In 1993, following ST’s decision to enter the telecommunications sector, Mr. Lee spearheaded the creation of ST Telemedia as a new business area for ST. Mr. Lee, a lawyer by training, began his career as an officer of the Singapore Legal Service, remaining with that entity for more than eight years. Mr. Lee also has served on the board of directors of several publicly listed companies including StarHub and TeleChoice International Limited since 1998 and other companies including eircom Limited and U Mobile Sdn Bhd since January 2010 and April 2010, respectively. In addition, he previously served on the boards of Equinix, Inc. from 2002 to 2005 and PT Indosat Tbk from 2002 to 2008. Mr. Lee brings to the Board extensive business, operating, legal and policy experience, and his leadership role at many non-U.S. companies brings an international perspective that adds diversity to the deliberations of the Board. His significant leadership experience in the telecommunications industry is particularly valuable to the Company.

Charles Macaluso—Mr. Macaluso has served as a Director of Global Crossing since December 2003. He is a founding principal and the chief executive officer of Dorchester Capital Advisors (formerly East Ridge Consulting, Inc.), a management consulting and corporate advisory firm founded in 1996. From March 1996 to June 1998, Mr. Macaluso was a partner at Miller Associates, Inc., a company principally involved in corporate workouts. From 1989 to 1996, Mr. Macaluso was a partner at The Airlie Group, LLP, a fund specializing in leveraged buyout, mezzanine and equity investments. Mr. Macaluso currently serves as a member of the board of Lazy Days, RV, as the lead director of Darling International, and as the chairman of the board of Wellman, Inc.,

Geo Specialty Chemical and Global Power Equipment Group. Mr. Macaluso’s deep experience with consulting and advisory firms gives him a unique perspective on strategic and organizational matters. He also has extensive knowledge of the capital markets and years of experience in financial analysis.

Michael Rescoe—Mr. Rescoe has served as a Director of Global Crossing since December 2003. He served as executive vice-president and chief financial officer of Travelport Ltd. (travel services), a privately held company, from November 2006 until October 2009. He served as executive vice president and chief financial officer of the Tennessee Valley Authority, a federal corporation that is the nation’s largest public power provider, from July 2003 until November 2006. Mr. Rescoe was a senior officer and the chief financial officer of 3Com Corporation, a global technology manufacturing company specializing in Internet connection technology for both voice and data applications, from April 2000 until November 2002. During 1999 and 2000, Mr. Rescoe was associated with Forstman Little, a leveraged buyout firm. Prior thereto, Mr. Rescoe was chief financial officer of PG&E Corporation, a power and natural gas energy holding company, from 1997. For over a dozen years prior to that Mr. Rescoe was a senior investment banker with Kidder, Peabody and a senior managing director of Bear Stearns specializing in strategy and structured financing. Mr. Rescoe’s strong financial background provides financial expertise to the Board, including a deep understanding of financial statements, corporate finance, accounting and capital markets. His leadership experience with technology companies also brings a valuable perspective to the issues we face as a telecommunications company.

Robert J. Sachs—Mr. Sachs has served as a Director of Global Crossing since December 2003. He has been a principal of Continental Consulting Group, LLC, a Boston, Massachusetts based consulting firm serving the cable television industry, since February 2005, having previously held that same position from January 1998 through July 1999. From August 1999 through February 2005, Mr. Sachs was president and chief executive officer of the National Cable & Telecommunications Association (NCTA), the principal trade association of the cable industry in the United States, representing cable television operators, program services, and equipment and service providers. Prior to co-founding Continental Consulting Group in 1998, Mr. Sachs served in various legal and executive capacities for Continental Cablevision, Inc. and its successor, MediaOne, for 18 years. Mr. Sachs has served as a director of StarHub since 2006, a Singapore cable television and mobile telephone company in which ST Telemedia holds a control position. Mr. Sachs also has served as a director of Big Band Networks, Inc. since 2006, a supplier of hardware and software technology to the cable and telephone industries. In addition, Mr. Sachs has served as a trustee of the Dana-Farber Cancer Institute since 1998, the Citi Performing Arts Center since 2005 and WGBH Educational Foundational since 2005 and a director of the National Coalition for Cancer Survivorship since 2002. Mr. Sachs brings valuable business, leadership and management experience to the Board. He also brings a strong legal and regulatory background and deep knowledge of the cable business, which is an important market within the overall telecommunications industry.

Executive Committee Members

Steven T. Clontz—Mr. Clontz has served as a member of the Executive Committee of Global Crossing since December 2003. Mr. Clontz has been Managing Director for North America and Europe of ST Telemedia since January 2010. He was chief executive officer of StarHub from 1999 to 2009, and has served as a director of StarHub since 1999. From December 1995 through December 1998, Mr. Clontz served as chief executive officer, president and a director of IPC Information Systems, based in New York City. Prior to that, Mr. Clontz worked at BellSouth International, joining in 1987 and holding senior executive positions of increasing responsibility, serving the last three years as president Asia-Pacific. Mr. Clontz has served as a director of InterDigital, Inc. since 1998 and Equinix since 2005. Mr. Clontz began his career as an engineer with Southern Bell in 1973.

Jeremiah D. Lambert—Mr. Lambert has served as a member of the Executive Committee of Global Crossing since December 2003 and served the Company’s predecessor as co-chairman of the Board, chaired its audit committee and special committee on accounting matters, and also served as a member of its compensation committee until December 2003. A Global Crossing director since April 2002, Mr. Lambert served as chairman of the board of directors of the Company’s former subsidiary, Asia Global Crossing, Ltd. (“Asia Global

Crossing”), from September 2002 through March 2003. As a founder and partner of the Law Offices of Jeremiah D. Lambert, a Washington D.C. law firm, Mr. Lambert is a nationally known lawyer whose practice has focused on corporate clients in regulated industries, including those in the electricity, natural gas and telecom sectors. Mr. Lambert served as a senior partner in Shook, Hardy & Bacon L.L.P. from December 1997 until April 2002, when he withdrew to join the Company’s predecessor’s board of directors. Prior to that date, Mr. Lambert was the co-founder and chair of Peabody, Lambert & Meyers, P.C., a law firm in Washington, D.C. Mr. Lambert began his legal practice at Cravath, Swaine & Moore in New York City and is a frequent lecturer and author on legal topics.

John J. Legere—Mr. Legere has been chief executive officer of Global Crossing since October 2001 and has served as a member of the Executive Committee of the Board since December 2003. He also served as a director of the Company’s predecessor from October 2001 through December 2003. He served as president and chief executive officer of Asia Global Crossing from February 2000 until January 2002. Mr. Legere has two decades of experience in the telecommunications industry. Prior to joining Asia Global Crossing, he was senior vice president of Dell Computer Corporation and president for Dell’s operations in Europe, the Middle East and Africa from July 1999 until February 2000, and president, Asia-Pacific for Dell from June 1998 until June 1999. From April 1994 to November 1997, Mr. Legere was president and chief executive officer of AT&T Asia/Pacific and spent time also as head of AT&T Global Strategy and Business Development. From 1997 to 1998, he was president of worldwide outsourcing at AT&T Solutions.

Other Executive Officers of the Company

Héctor R. Alonso—Mr. Alonso has served as Managing Director–Latin America since May 2007, after Global Crossing’s acquisition of Impsat Fiber Networks, Inc. As managing director, Mr. Alonso oversees Global Crossing’s strategy and operations across Latin America. His responsibilities include leading the region in achieving its business goals and ensuring that Global Crossing’s newly expanded presence in Latin America is closely aligned with the global organization. Prior to the acquisition by Global Crossing, Mr. Alonso served as chief financial officer of Impsat, in which capacity he was responsible for finance, administration, planning, human resources and information management systems. Prior to becoming chief financial officer in June 2002, Mr. Alonso served as Impsat’s chief operating officer in Latin America and the U.S. and president of its Colombian operations. Prior to his tenure at Impsat, Mr. Alonso was managing director of Lime S.A., a waste management company in Colombia, and held other key positions in the Pescarmona group of companies.

Omar A. Altaji—Mr. Altaji was named Managing Director–Worldwide Carrier Services in May 2009, responsible for the overall leadership and strategic direction for the voice, data, and infrastructure services business globally. He was previously Executive Vice President and Global Head of Worldwide Carrier Services from May 2008 until May 2009 and was also senior vice president of the Global Partner Program (GPP), managing and overseeing all aspects of the program since its inception. Mr. Altaji joined Global Crossing in 2000 as vice president, responsible for Latin America and Caribbean region carrier sales in Mexico, Central America, and the Caribbean.

Neil Barua—Mr. Barua was named Managing Director–North America in May 2009. As managing director, Mr. Barua oversees Global Crossing’s profitability and growth of Global Crossing’s North America region. He was previously Executive Vice President of North America Enterprise Sales and Collaboration Services from January 2009 until May 2009. Prior to that, he was chief administrative officer of Global Crossing from January 2007 until January 2009, leading the office of the chief executive officer and human resources department. Mr. Barua has previously served in many capacities at Global Crossing since 2000, including as a regional sales vice president from December 2005 through January 2007, vice president conferencing from November 2003 until December 2005 and general manager of conferencing from March 2003 through October 2003. Prior to joining Global Crossing, Mr. Barua was a New York City based investment banker at Merrill Lynch in the firm’s global telecommunications group. Mr. Barua holds a B.S. in economics and finance with a minor in political science from Stern School of Business at New York University.

David R. Carey—Mr. Carey has served as chief marketing officer of Global Crossing since January 2009, overseeing Global Crossing’s marketing organization globally, including development, positioning and management of products and services, pricing, strategic marketing and market development. He was most recently executive vice president, strategy and corporate development of Global Crossing from November 2003 until January 2009 and has been corporate ethics officer since June 2008. From March 2002 through November 2003, Mr. Carey served as executive vice president, enterprise sales, where he was responsible for overseeing all sales and marketing activities relating to our enterprise customers. From September 1999 through March 2002, Mr. Carey served in numerous capacities at Global Crossing, including senior vice president-operations planning from January 2002 through March 2002; senior vice president-network planning and development, from December 2000 through January 2002; senior vice president-business and network development from January 2000 through December 2000; and senior vice president-business development from September 1999 through January 2000. Before Global Crossing’s acquisition of Frontier Corporation (“Frontier”) in September 1999 (the “Frontier Acquisition”), Mr. Carey served as senior vice president, marketing and chief marketing officer for Frontier’s business lines from October 1997 through September 1999. Prior to that, Mr. Carey spent seven years in the energy industry, serving as president & chief executive officer of LG&E Natural Inc., and various executive positions at Louisville Gas and Electric Company, both subsidiaries of LG&E Energy Corp. based in Louisville, Kentucky. Mr. Carey began his career with AT&T. During his 15 years there, he held a wide range of executive positions in marketing, sales, operations and personnel.

Anthony D. Christie—Mr. Christie was named Chief Information Officer and Chief Technology Officer in May 2009. Mr. Christie is responsible for the development, implementation and operation of a global technology and IT strategy in collaboration with key Global Crossing stakeholders, customers and partners. He was previously managing director, Global Crossing UK from March 2007 and managing director, Europe from April 2007 until May 2009, respectively. Mr. Christie has served as executive vice president from November 2003 and was chief marketing officer of Global Crossing from November 2003 through March 2007. From February 2002 through November 2003, Mr. Christie served as senior vice president, global product management, having previously served as senior vice president, business integration and strategic planning from November 2001. Prior to joining Global Crossing, Mr. Christie was vice president, business development and strategic planning for Asia Global Crossing from March 2000 through October 2001. Prior to joining Asia Global Crossing, Mr. Christie was general manager and network vice president at AT&T Solutions from November 1999 through March 2000, having also held the position of Global Sales and Operations vice president in AT&T’s outsourcing division from June 1998 through November 1999. From June 1997 through June 1998, Mr. Christie was a Sloan Fellow at MIT. Prior thereto, Mr. Christie held positions in AT&T’s International Operations Division that included an assignment as the regional managing director for the Consumer Markets Division in Asia.

Daniel J. Enright—Mr. Enright has served as executive vice president, operations since June 2003. In this role, Mr. Enright is responsible for Global Crossing’s network planning, architecture, engineering, customer service and operations. Over the past eight years at various points in time, certain functional units have been part of global operations including information technology, service delivery and customer experience reengineering. Mr. Enright has also been executive champion of our company wide employee engagement initiative since 2005 and is a current member of our corporate development council and North America employee benefits committee. Mr. Enright has held other positions at Global Crossing, including senior vice president-global network engineering and operations from March 2002 through June 2003; vice president-global service operations from June 2001 through March 2002; vice president North America engineering and field operations from July 2000 through June 2001; and vice president-North America network and field operations from April 1999 through July 2000. Mr. Enright joined Global Crossing following the Frontier acquisition, where he had served since October 1996 as vice president for network operations and service provisioning. In that role, he led the network operations and service provisioning team during the deployment of Frontier’s nationwide fiber-optic network. Prior to Frontier, Mr. Enright held various engineering, operations, service and staff positions at Highland Telephone and Rochester Telephone.

Edward T. Higase—Mr. Higase was named Managing Director–EMEA in May 2009. As managing director, Mr. Higase oversees Global Crossing’s strategy and operations across the European, Middle Eastern and African regions. He was previously executive vice president and chief customer experience officer of Global Crossing from June 2008 until May 2009. He was also previously executive vice president, worldwide carrier services of Global Crossing from September 2004 to February 2008 and was executive vice president, carrier sales and marketing of Global Crossing from January 2002 to September 2004. Mr. Higase previously served as president, carrier services for Asia Global Crossing from August 2000 to December 2001. Prior to Asia Global Crossing, Mr. Higase was corporate director and general manager from November 1999 to August 2000 of the medium-size business Corporate Accounts Division for Dell Computer Corporation in Japan. Prior to this assignment, he served as corporate director, Dell Online for Asia Pacific from August 1998 to November 1999, where he led the growth of Internet-based transactions in the Asia Pacific Region. Mr. Higase began his career with AT&T in Japan. During his nine years with that company, he held a wide range of senior and executive positions in marketing, sales, and business management across AT&T’s business markets division, consumer markets division, outsourcing unit, and the international business unit.

Robert Klug—Mr. Klug has served as chief accounting officer of Global Crossing since December 2005. Previously, he held senior roles in the Company’s finance department including vice president, cost of access finance from June 2004 through December 2005, vice president, financial operations from September 2001 through June 2004, chief financial officer Americas from December 2000 through September 2001, chief financial officer, subsea operations from December 1998 through December 2000 and chief accounting officer from 1997 through December 1998. Prior to joining Global Crossing, Mr. Klug spent eight years as an auditor with PricewaterhouseCoopers.

John A. Kritzmacher—Mr. Kritzmacher has served as executive vice president and chief financial officer of Global Crossing since October 2008. Mr. Kritzmacher served as chief operating officer of the Services Business Group at Alcatel-Lucent from 2007 to September 2008. He was chief financial officer of Lucent Technologies Inc. from 2006 until the merger of Lucent Technologies with Alcatel SA, now known as Alcatel-Lucent. He served in various other capacities during his ten-year tenure at Lucent Technologies, including senior vice president and corporate controller from 2001 to 2005, vice president, Lucent Planning and Business Analysis from 2000 to 2001, vice president, finance and general manager, Switching Solutions Group from 1997 to 2000, and business planning director from 1996 to 1997. Mr. Kritzmacher began his career at AT&T Bell Laboratories and, later, AT&T Network Systems. He has served as a director of InterDigital, Inc. since June 2009.

John B. McShane—Mr. McShane has served as executive vice president and general counsel of Global Crossing since March 2002. Mr. McShane oversees and manages all of our legal matters. Mr. McShane also serves as the chairman of the board of directors of Global Crossing (UK) Telecommunications Ltd. Mr. McShane joined Global Crossing in February 1999 as our European assistant general counsel where he oversaw and managed legal affairs for the European region, including the build out of our PEC network. As assistant general counsel he also had responsibility for the oversight of worldwide sales and telecommunications network outsourcing transactions for Global Crossing’s Solutions business unit and major vendor supply agreements. Prior to joining Global Crossing, Mr. McShane spent twelve years at several international law firms, including positions as an associate at Simpson Thacher & Bartlett from 1987 through 1996 and as senior counsel at Shearman and Sterling, Cadwalader, Wickersham & Taft, and Brown & Wood, where his main focus was on representing major commercial banks, financial institutions and corporations in connection with a broad range of their corporate, commercial and financing activities.

John R. Mulhearn, Jr.—Mr. Mulhearn has served as executive vice president, global access management since June 2005, previously serving as senior vice president, global wholesale voice and access management from October 2004 through December 2006. He is accountable for securing agreements and managing the cost structure for all global long haul and local access (switched and special) capabilities in support of Global Crossing’s carrier and enterprise customer segments, as well as for network infrastructure requirements.

Previously he served as senior vice president of global access management from May 2002 until September 2004, vice president, global access management from March 2002 until May 2002, vice president North America carrier relations from June 2001 through March 2002 and vice president operations from March 2000 through June 2001. Prior to joining Global Crossing, Mr. Mulhearn previously worked for 28 years at AT&T. During his tenure at AT&T, he held positions in sales, marketing, operations, regulatory, outsourcing and human resources. In 1993, he took an assignment in Canada to work for Unitel Communications Inc. (partially owned by AT&T) as senior vice president of sales and marketing. In that role, Mr. Mulhearn was responsible for government, national and regional commercial accounts.

Laurinda Y. Pang—Ms. Pang was named senior vice president—Human Resources in May 2009. She is responsible for the leadership of all aspects of the human resources program. She was previously vice president of Customer Experience Re-engineering from August 2007 until May 2009 and was vice president—Investor Relations from September 2004 to August 2007. In addition, she served as the CEO’s chief of staff and vice president of operations and has also held leadership roles of increasing responsibility in product management, sales and sales operations.

As noted above, Messrs. Legere, Christie and Higase were executive officers of Asia Global Crossing, which filed for bankruptcy protection in November 2002, prior to joining the Company. Mr. Legere was chief executive officer the Company’s predecessor when it filed for bankruptcy protection in January 2002. Mr. Alonso was chief financial officer of Impsat Fiber Networks, Inc. when it filed for bankruptcy protection in June 2002.

Board Committees

The five standing committees of the Board are the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, the Executive Committee and the Government Security Committee. These committees are described in the following paragraphs.

Audit Committee

The Audit Committee consists of Messrs. Rescoe (chairman), Aldridge, Erkeneff and Macaluso, all of whom satisfy the independence and other qualification requirements of the NASDAQ rules. The Board has determined that Mr. Rescoe, the committee’s chairman, is an “audit committee financial expert” as defined in applicable Commission rules. As stated in Item 13 “Certain Relationships and Related Transactions, and Director Independence—Director Independence,” the Board has determined that Mr. Roscoe satisfies the independence requirements of the NASDAQ rules. The primary purpose of the Audit Committee is to assist the Board in fulfilling its responsibility for the integrity of the Company’s financial reports. To carry out this purpose, the Audit Committee oversees: (A) management’s conduct of the Company’s financial reporting process, including the integrity of the financial statements and other financial information provided by the Company to governmental and regulatory bodies, to shareholders and other security holders, or to other users of such information, (B) the Company’s compliance with legal and regulatory requirements that may have a material impact on the Company’s financial statements, (C) the appointment, qualifications (including independence), compensation and performance of the Company’s independent registered public accounting firm and the quality of the annual independent audit of the Company’s financial statements, (D) the performance of the Company’s internal audit function and management’s establishment and application of the Company’s systems of internal accounting and financial controls and disclosure controls, and (E) the adequacy of and adherence to (including any waivers granted to executive officers from adherence to) the Company’s code of business conduct and ethics, and such other matters as are incidental thereto. The Audit Committee also carries out other functions from time to time as assigned to it by the Board.

In carrying out its purpose, the goal of the Audit Committee is to serve as an independent and objective monitor of the Company’s financial reporting process and internal control systems, including the activities of the

Company’s independent registered public accounting firm and internal audit function, and to provide an open avenue of communication with the Board for, and among, the independent registered public accounting firm, internal audit operations and financial and executive management.

Compensation Committee

The Compensation Committee consists of Messrs. Seah (chairman), Clemins, Lee and Sachs. The primary purpose of the Compensation Committee is to discharge certain responsibilities of the Board related to the compensation of the Company’s “key employees” (as defined by the committee) and related matters. In fulfilling this purpose, the Compensation Committee performs the following functions:

•	Establishes the overall compensation philosophy and policies of the Company, subject to concurrence by the Board.

•	Annually reviews peer company market data to assess the Company’s competitive position for each significant component of key employee compensation.

•

Approves corporate goals and objectives relevant to compensation for all key employees other than the CEO and the executive vice presidents (“EVPs”), and recommends those goals and objectives for approval by the Board with respect to the CEO and the EVPs; provided that the Compensation Committee itself approves goals and objectives for awards intended to qualify for an exemption under Section 162(m) of the Internal Revenue Code of 1986, as amended (“Performance-Based Executive Compensation”).

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

•

Reviews the key employee compensation programs and equity-based compensation plans to determine whether they are properly coordinated and achieving their intended purposes and makes or recommends any appropriate modifications, including the establishment of new such programs.

•	Grants awards of shares or share options pursuant to the Company’s equity-based plans.

•

Considers the impact of the Company’s executive compensation program, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. See Item 11, “Executive Compensation—Risks Related to Compensation Policies.”

The Compensation Committee may form and delegate any of its responsibilities to a subcommittee so long as such subcommittee is solely comprised of members of the Compensation Committee (provided that responsibilities in respect of the administration of the Company’s employee benefit plans may be delegated to a subcommittee including or consisting of management personnel) and includes a member who is also a member of the Security Committee, unless the issues addressed by such subcommittee in no respect address or affect the obligations of the Company under the Network Security Agreement (as described below), in which case such subcommittee need not include a member who is also a member of the Security Committee.

We review annually the overall compensation philosophy and policies for executive officers. Management assists the Compensation Committee in their oversight of the compensation of the key employees. The CEO works with the Human Resources Department and Hewitt Associates, the outside compensation advisor of the

Compensation Committee, to make recommendations on each key employee’s compensation (excluding his own). The Compensation Committee has sole authority to retain or terminate the outside advisor to assist with compensation matters. The Compensation Committee’s instructions to Hewitt included the following:

•	Provide competitive market data as a reference for the Committee to consider executive compensation actions;

•	Advise the Compensation Committee on executive compensation matters that align with long-term business strategies and shareholder interests;

•	Apprise the Compensation Committee of trends and best practices associated with executive compensation; and

•	Attend Compensation Committee meetings as scheduled throughout the year, as the Compensation Committee deems appropriate.

In 2009, Hewitt participated in all scheduled Compensation Committee meetings, provided reports on competitive market compensation information, provided comment on potential compensation actions, and assisted in the design of various program enhancements.

After reviewing the recommendations made to the Compensation Committee and consulting with the outside advisor, the Committee makes its final recommendations to the Board regarding compensation of all executive vice presidents and the CEO.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating Committee”) consists of Messrs. van Wachem (chairman), Cromer, Lee and Sachs. The Nominating Committee assists the Board in fulfilling its responsibility to the shareholders by (i) identifying individuals qualified to serve as directors and recommending that the Board support the selection of the nominees for all directorships, whether such directorships are filled by the Board or the shareholders, (ii) developing and recommending to the Board a set of corporate governance guidelines and principles and (iii) reviewing, on a periodic basis, the overall corporate governance of the Company and recommending improvements when necessary. Our corporate governance guidelines can be found on our website at www.globalcrossing.com or can be mailed to shareholders upon written request to our Secretary at Wessex House, 45 Reid Street, Hamilton HM12, Bermuda.

The Nominating Committee has the direct responsibility for the appointment, termination, compensation and oversight of search firms and recruitment consultants, if any, retained by the Company to identify and recruit new members of the Board. The Nominating Committee establishes the standards and process for the selection of individuals to serve on the Board consistent with the terms of the Network Security Agreement (as described below) and the Company’s bye-laws. The Nominating Committee may consider all factors it deems relevant, including sound judgment, business specialization, technical skills, diversity and the extent to which the candidate would fill a present need on the Board. Subject to the designation rights in the Company’s bye-laws, the Nominating Committee reviews each current member of the Board and determines or recommends to the full Board, whether such director should stand for re-election.

Although the Nominating and Corporate Governance Committee does not have a formal diversity policy, it believes that diversity is an important factor in determining the composition of the Board. The Committee’s evaluation of Director nominees takes into account their ability to contribute to the diversity of background, experience, skills and perspectives represented on the Board, with the objective of assembling a group that can best drive the success of the business and represent shareholder interests.

Executive Committee

The Executive Committee consists of Messrs. Lee (chairman), Aldridge, Clontz, Lambert, Legere, and Macaluso. The Executive Committee has the power to exercise all the powers of the Board when exigencies or practical considerations prevent the convening of the full Board in a timely manner, subject to such limitations as the Board and/or applicable law may from time to time impose. In addition, the Committee may meet to review and discuss the strategic direction of and major developments at the Company, and may advise and make recommendations to management and the Board relating to such matters.

Government Security Committee

The Government Security Committee (the “Security Committee”) consists of Messrs. Aldridge (chairman), Cromer, Clemins and Erkeneff. The Security Committee discharges those responsibilities related to the security of the Company’s domestic United States operations as are required of the Security Committee or its individual members pursuant to the terms of the Network Security Agreement, dated as of September 24, 2003, as amended by Amendment 1 to the Network Security Agreement, dated as of February 1, 2007 (as amended, the “NSA”), among the Company, ST Telemedia, the Federal Bureau of Investigation, the United States Department of Justice, the Department of Defense, and the Department of Homeland Security. The Network Security Agreement and Amendment 1 thereto, a copy of which is included as an exhibit to our 2002 annual report on Form 10-K and our 2007 annual report on Form 10-K, respectively, establishes processes and procedures to ensure the security of our U.S. network assets, which include transmission and routing equipment, switches and associated operational support systems and personnel (referred to in the NSA as the “Domestic Communications Infrastructure”). The Committee is comprised solely of Directors who are U.S. citizens who, if not already in possession of U.S. security clearances, must apply for U.S. security clearances pursuant to Executive Order 12968 immediately upon their appointment to the Security Committee.

Board Leadership Structure

It is the policy of the Board that the position of Chairman of the Board not be held by a member of Company management, except in unusual circumstances. The Board believes that shareholders are best served by separating the roles of the Chairman of the Board and the chief executive officer. The Board believes that this allows the chief executive officer of the Company to focus his time and effort on effectively running the Company and leading his management team while the Chairman can focus on leading the Directors in providing independent oversight of management goals and performance.

Board Role in Risk Oversight

Our Board has the overall responsibility of overseeing the risk management efforts of the Company as carried out by our management. Under its charter, the Audit Committee is charged with the responsibility to oversee and review certain aspects of the management of our major financial risk exposures, including, among other things, overseeing management’s conduct of the Company’s financial reporting process, the Company’s compliance with legal and regulatory requirements that may have a material impact on the Company’s financial statements, and the performance of the Company’s internal audit function and management’s establishment and application of the Company’s systems of internal accounting and financial controls and disclosure controls. As part of its oversight of the Company’s executive compensation program, the Compensation Committee overseas the management of the risks associated with the Company’s compensation programs. See Item 11, “Executive Compensation—Risks Related to Compensation Policies.” The Security Committee overseas the management of the risks related to the security of the Company’s domestic U.S. operations, as is required of the Security Committee or its individual members pursuant to the terms of the NSA.

While the Board and its committees oversee the Company’s overall risk management, our management is responsible for the day-to-day risk management processes. Management reports to the Board and the Audit Committee on a regular basis regarding any material risks and the proposed response to managing those risks. Each functional area within the Company, including, among others, legal, tax, finance and operations, has day-to-day responsibility for the management of risks that arise in their respective areas of responsibility. In addition, our Internal Audit department performs annual risk assessments to define the scope of the evaluation of the effectiveness of our internal control over financial reporting, as required by the Sarbanes-Oxley Act of 2004, and the annual audit plan that is approved by the Audit Committee.

Code of Ethics

We have adopted an ethics policy that applies to all of our Directors, officers (including the CEO and the CFO) and employees. The policy, together with the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Executive Committee and Government Security Committee, can be found on our website at www.globalcrossing.com, or can be mailed to shareholders upon written request to our Secretary at Wessex House, 45 Reid Street, Hamilton HM12, Bermuda. If a waiver of our ethics policy is granted to any of our Directors or executive officers, such waiver will be posted on our website within five days of that waiver being granted.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on our records, during 2009, no officer, director or 10% or greater shareholder of the Company failed to properly report any purchase or sale of the Company’s common shares, except as noted below:

•

Each of Messrs. Legere, Barua, Carey, Christie, Enright, Klug, McShane and Mulhearn filed late a Form 4 on April 10, 2009 to report that performance conditions of certain performance-based restricted stock units awards previously granted were determined to have been met on March 10, 2009.

•

Each of Messrs. Legere, Barua, Carey, Christie, Enright, Higase, Klug, Kritzmacher, McShane and Mulhearn filed late a Form 4 on May 12, 2009 to report the granting of time based restricted stock units on April 15, 2009.

•	Ms. Pang filed a Form 3/A on May 12, 2009 to report an understatement of 4,525 restricted stock units in the original Form 3 filed by her on May 8, 2009.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company understands the importance of attracting, fostering and maintaining a strong and experienced senior management team in order to achieve its long-term business goals. In that regard, the Company’s executive compensation program is designed to link compensation to performance, align rewards with shareholder value and provide a competitive compensation package that will assist in the retention and motivation of highly qualified senior executives.

The following discussion and analysis summarizes the executive compensation program and the decisions under that program made for fiscal year 2009 with respect to Chief Executive Officer John J. Legere and the other executive officers named in the Summary Compensation Table on page 21 (collectively, the “Named Executive Officers” or “NEOs”). This discussion should be read together with the corresponding compensation tables.

2009 Overview

At the time the Company established 2009 compensation programs early in the year, there was great turbulence and uncertainty in the world economy and financial markets. The Company’s 2009 compensation programs attempted to address this uncertainty by implementing cost-containment measures and discretionary safeguards designed to protect the Company’s financial position. Specifically, the Company discontinued across-the-board annual merit salary increases, implemented the equivalent of one week of unpaid vacation for the entire employee population (subject to local labor law restrictions), discontinued company matching contributions under the defined contribution plan for U.S.-based employees, and implemented measures to help ensure that any payout under the annual incentive plan would be subject to the absolute discretion of the Compensation Committee and Board of Directors. The Board also voted to reduce the cash portion of its own compensation by 25% during the latter three quarters of 2009.

Despite the challenging economic environment, the Company completed 2009 within its annual guidance ranges for revenue, operating income before depreciation and amortization, and net cash provided by operating activities less purchases of property and equipment, each of which showed significant year-over-year improvement after taking into account foreign currency exchange rate fluctuations. Nevertheless, the Company did not achieve the financial targets established under the 2009 annual incentive program and, as explained below, the final payout amount under that program was 31.9% of the targeted amount, as compared to a payout of 78.6% of target under the 2008 annual incentive program.

The Company’s strong share price performance in 2009 resulted in a 79% increase in shareholder value. Our NEOs experienced a proportionate increase in the value of their holdings of Company shares and equity-based awards. Continued strong relative share price performance will result in a greater number of performance-based restricted stock units that will ultimately vest under the long-term incentive grants made to the NEOs in 2008 and 2009. A description of these grants is provided on page 17.

Roles of Those Involved in Setting Executive Compensation

The Compensation Committee of the Board of Directors oversees the Company’s executive compensation programs and makes recommendations to the Board regarding compensation for executive officers, including the NEOs. To assist in this process, the Committee considers recommendations made by the Company’s Human Resources Department and the CEO (except with respect to his own compensation). The Committee also considers market data and analyses provided by the Committee’s compensation consultant, which has been Hewitt Associates since 2004.

Compensation Philosophy

The Company considers compensation programs holistically when establishing executive compensation opportunities. We review annually the overall compensation philosophy and policies for executive officers.

In March 2009, the Committee and the Board of Directors developed “Compensation Principles” to provide Company management with general guidelines regarding incentive compensation programs and the anticipated use of cash and shares in such programs. These guidelines conveyed the Board’s intention that: (a) the funding of cash compensation programs would be limited to cash generated from the Company’s own business operations; (b) authorization for additional shares under the stock incentive plan would not be sought in the foreseeable future; and (c) the annual bonus program would be designed in a manner intended to reserve absolute discretion to the Board. The Committee and the Board believe that these guidelines continue to be appropriate at the current stage of the Company’s development, although they recognize that factors such as the timing of cash items and the impact of financing activities may be taken into account in funding cash compensation.

The Company’s compensation philosophy for NEOs is intended to link the compensation of such officers to measures of Company performance that contribute to increased value for Global Crossing’s shareholders. This philosophy applies to all Global Crossing employees, with a more significant level of compensation at risk as an employee’s level of responsibility increases. The philosophy takes into account the following goals:

•	Linking compensation to performance

•	Aligning rewards with changes in shareholder value

•	Attracting and retaining top quality management

Linking compensation to performance

The Company believes that a significant portion of each NEO’s total compensation should be “at risk,” meaning tied to one or more key indicators of performance. The Company ties annual incentive compensation to key performance indicators which are reviewed by the Board at least quarterly. The performance indicators for the 2009 short-term incentive program were (a) operating income before depreciation and amortization (“OIBDA”) and (b) cash flows from operations, plus cash flows from investing activities, plus cash flows from financing activities up to the amount of consolidated capital expenditures (“Cash Flow”). The Committee and Board also explicitly recognized the ability to vary individual bonus payouts by up to 10% based on individual performance, although none of the NEO’s 2009 bonus payouts were so modified. Consistent with the above-referenced Compensation Principles, the Committee and Board reserved the absolute discretion to modify or eliminate the funding of the 2009 bonus pool based on any factors, objective or subjective, as they deemed prudent, necessary or appropriate. Although this discretion could reduce the correlation between the designated performance indicators and compensation, the Committee and Board believe that any adverse impact of a perceived reduction in linkage is outweighed by the benefit of retaining the discretion to avoid an inappropriate payout after taking into account the overall context of our results during the year and our financial position at the time of payout.

The performance indicator applicable to the 2009 long-term incentive program was relative total shareholder return, as described in more detail below.

Aligning rewards with changes in shareholder value

The Company believes that a significant portion of each NEO’s total compensation should vary based on changes in shareholder value, thereby aligning the interests of the NEOs with those of shareholders generally. In this regard, a significant portion of each NEO’s total compensation for 2009 was composed of grants of time-based and performance-based restricted stock units, as demonstrated in the Summary Compensation Table on page 21. In addition, the number of the performance-based restricted stock units that will ultimately vest is based on the Company’s relative total shareholder return over a three-year performance period, as further explained below.

Attracting and retaining top quality management

In an effort to provide a competitive compensation package, the Committee annually reviews the structure of the executive compensation program and sets targeted compensation levels after comparing data to that of a group of select peer companies. The Committee’s compensation consultant provides current competitive benchmarking information from companies in the telecommunications industry and in technology services. The benchmarking assessment used for 2009 compensation actions included eleven telecommunications and twelve technology services industry comparators of similar size.1 A regression analysis is performed to adjust the market data to reflect expected market practice at companies with a similar revenue base as ours. We target both total cash and total direct compensation at the 50th percentile of the benchmark group, which we believe is appropriate for our Company given its financial profile, growth prospects and competitive positioning. However, this target serves as just one reference point when establishing targeted total compensation. The Committee also considers each NEO’s skills, experience and performance during the prior year, as well as internal information intended to gauge pay equity among our executives and between our executives and our non-executive employees. From time to time we also benchmark other aspects of compensation, including benefit or perquisite program features or common practices in employment agreements and executive severance plans.

[1]

Telecommunication Comparators: Century Tel Inc., Charter Communications Inc., Cincinnati Bell Inc., Embarq Corp., IDT Corp., Level 3 Communications Inc., Primus Telecom, Qwest Communications Inc., TW Telecom Inc., Windstream Corp. and XO Holdings Inc. Technology Services Industry Comparators: Acxiom Corporation, ADP Inc., Brightpoint, Inc., DST Systems Inc., Equifax Inc., Fiserv Inc., Global Payments Inc., IHS, Inc., Imation Corporation, NCR Corporation, The Thomson Corporation and Unisys Corporation. The Committee will continue to look both within the telecommunications industry and across broader industry segments to assess external benchmarks for executive compensation.

The Compensation Committee periodically reviews executive compensation tally sheets, which provide a current snapshot of total annual compensation rates, accumulated share ownership (both vested and unvested) and the Company’s liabilities associated with various termination events for each NEO. While these are not used directly to determine compensation, they are reviewed to monitor compensation programs and understand the impact of potential actions.

Executive Compensation Component Summary

Each component of NEO compensation emphasizes a different aspect of the Company’s compensation philosophy. The major components of compensation for NEOs are base salary, short-term performance-based incentives in the form of annual bonuses, long-term incentives in the form of equity grants, and certain financial security benefits. Each of the major components of 2009 NEO compensation is described in more detail below.

Base Salary

The Company sets initial base salaries for NEOs based on recruiting requirements (i.e., market demand), competitive pay practices, individual experience and breadth of knowledge, accomplishments, internal parity considerations, and historical salaries for these executives. Any adjustments in base salary for existing NEOs are raised by management for consideration by the Committee (except for the CEO, in whose case the Committee works independently with its consultant). Increases are determined by the Committee, subject to approval by the Board of Directors, based on the annual evaluation of competitive data and a subjective assessment of the individual’s performance, contribution to the Company and potential within the organization, and internal parity considerations.

None of the NEOs was granted a salary increase during 2009. However, Chief Financial Officer John Kritzmacher’s annual salary was increased from $495,000 to $550,000 effective January 1, 2010, and Managing Director-Latin America Hector Alonso’s annual salary was increased from $375,000 to $394,000 effective March 15, 2010.

Short-Term Performance-Based Incentive

The annual incentive program is designed to incentivize NEOs to help the Company attain key financial objectives as described below. The Committee determines target bonus opportunities for NEOs based on the results of external benchmarking and the individual’s level of responsibility and expected influence on corporate results. Target annual bonuses for NEOs are presented to the Board of Directors with the Committee’s recommendation. The Committee reserves the right in its sole discretion to modify or terminate this program in its entirety without prior written notice to or consent of the NEOs, subject to applicable local labor laws.

The Committee approves target bonus levels and quantitative financial performance measures on an annual basis. The target annual bonus opportunities established for the NEOs for 2009 were as follows, expressed as a percentage of salary received during the course of the year:

2009 Target Annual Bonus Opportunity
John J. Legere*	100%
John Kritzmacher	65%
David R. Carey	65%
Daniel J. Enright	65%
Hector Alonso**	45%

*	Mr. Legere’s target annual bonus opportunity is fixed by the terms of his employment agreement.
**	Mr. Alonso’s target annual bonus opportunity increased to 55% effective March 15, 2010.

To determine a NEO’s 2009 bonus payment, the NEO’s 2009 salary was multiplied by the applicable target bonus opportunity referenced above and by a performance factor as determined by the Compensation Committee; provided that the Committee reserved absolute discretion regarding any payout under the program regardless of the extent to which the performance measures were achieved (subject to applicable local labor laws).

The quantitative financial performance measures for the 2009 bonus program were designed to reward attainment of targets for OIBDA (50% of the target opportunity) and Cash Flow (50% of the target opportunity). Compensation expense is assumed at targeted levels in the calculation of OIBDA for incentive compensation purposes.

The following table sets forth the financial performance targets for the 2009 bonus program and the performance achieved. Unlike in prior years, the 2009 annual bonus plan did not include threshold and maximum performance targets and payout percentages in recognition of the discretionary nature of the program.

Performance Metric	Weight	Target	2009 Performance
OIBDA	50%	$405.0 million	$342.0
Cash Flow	50%	$20.0 million	$15.0

Although the performance targets were not achieved, the Committee and Board determined in their discretion that a partial bonus payout was warranted. In deciding the payout amount, the Committee and Board were particularly mindful of the Compensation Principle that the funding of cash compensation programs should be limited to cash generated from the Company’s own business operations. The final bonus payout percentage approved by the Board was 31.9%, which was intended to result in an aggregate bonus payout approximately equal to the amount of cash generated by the Company in 2009 after adjusting for the impact of certain financing activities. Each NEO therefore received a cash bonus payout for 2009 equal to 31.9% of his respective target annual bonus opportunity indicated above.

Separate from the annual incentive plan, in March 2009 the Committee approved a discretionary cash payment to Mr. Alonso of approximately $92,000. This payment was intended to compensate Mr. Alonso for losses incurred by him as a result of the Company’s failure to make timely tax withholdings upon the vesting of a previously granted bonus payable in Company shares. In connection with the payment, Mr. Alonso released the Company from any liability associated with the matter. The amount of the payment is reflected in the Summary Compensation Table on page 21.

Long-Term Incentive Compensation: Equity Grants

While bonuses are paid for prior year accomplishments, the Company believes equity grants help properly align NEOs with shareholder interests over the long-term. The Committee awards equity grants in its discretion based on an annual evaluation of competitive market data, individual performance, level of responsibility, long-term incentive grants made in prior years and the anticipated contribution that the executive officer will make to Global Crossing. The Committee generally makes annual grants at a meeting that is scheduled well in advance as part of the Committee’s annual calendar. Grants are made under the 2003 Global Crossing Limited Stock Incentive Plan and provide for vesting of all awards upon a “change in control” as defined in the plan. Such “single trigger” vesting is deemed appropriate in light of competitive pay practices and the desire to ensure the engagement of management both before and during an impending corporate transaction.

The Company focuses on the following strategies in delivering long-term incentive compensation:

•	Tie a meaningful portion of incentive compensation to share ownership and relative share price performance among peers

•	Ensure a strong alignment with our business strategy

•	Conserve share usage and limit dilutive impact by the use of restricted stock units instead of stock options

•	Differentiate where necessary based on individual performance and potential

•	Retain executives through the establishment of meaningful forfeitable balances

In an effort to retain executives while holding them accountable for corporate performance, NEOs received their 2009 grants in the form of restricted stock units, one half of which vest on March 12, 2012 solely based on the continued employment of the executive through that date and one half of which vest on December 31, 2011 based on a total shareholder return (TSR) measure. This TSR measure compares Global Crossing’s ranking in total shareholder return to companies in the following industry- and size-specific peer groups:

•	NASDAQ Telecommunications Index Companies

•	S&P 600 Small Cap Companies

The range of payout for the 2009-2011 performance-based shares is 0% to 200% of the original award amount based on the Company’s percentile TSR ranking among the two peer groups; provided that the portion of any payout exceeding 100% of the target award will be paid in the sole discretion of the Compensation Committee and is expected to be paid, if at all, in cash rather than shares; provided that discretion does not apply in the event of accelerated vesting due to a change in control. For Global Crossing and for each company in each peer group, TSR over the three years is calculated by comparing the average share price in the last month of the performance period to the average share price in the month immediately prior to the start of the performance period. The calculation also includes dividends paid during the performance period. The table below describes how the Company’s percentile ranking among peers translates into a payout percentage of the original target shares awarded. The ranking and payout percent is calculated separately for each peer group, and the two results are averaged to determine the actual percentage earned.

Global Crossing’s Three-Year TSR Percentile Ranking Among Peers	Percent of Original Target Award Paid
Below 30th	0%
30th to <40th	60%
40th to <50th	80%
50th to <60th	100%
60th to <70th	120%*
70th to <80th	160%*
80th or above	200%*

*	Any payout over 100% is subject to Compensation Committee discretion except in the event of accelerated vesting due to a change in control.

Financial Security Benefits

Severance Protection

We offer the Key Management Protection Plan (“KMPP”), an enhanced severance plan, to help attract key talent and retain leaders by mitigating their concerns about financial hardship in the event of termination. In July 2009 the KMPP was extended through December 31, 2011. All NEOs participate in the plan, except Messrs. Legere and Alonso. Mr. Legere’s severance arrangements are governed by his August 15, 2006 employment agreement, which was amended in December 2009 to extend the contractual term of the agreement to August 15, 2012. Mr. Alonso’s severance arrangements are governed by Argentine law, which generally provides for a lump sum severance payment equal to the employee’s highest monthly salary multiplied by the sum of his or her number of years of service (currently 17 years in the case of Mr. Alonso ) plus two. We view the KMPP and Mr. Legere’s termination arrangements as reasonable and in line with competitive practice. The estimated liabilities for various termination scenarios are outlined below under “Potential Payments Upon Termination or Change of Control”.

Benefits & Perquisites

We offer our NEOs the same health and welfare benefit, disability and insurance plans as we offer all employees. Our retirement program includes a qualified defined contribution plan (the Employees Retirement Savings Plan, or ERSP), which permits all U.S. based employees to make tax qualified contributions of up to 25% of eligible pay. The Company matched 100 % of the first 1% of eligible pay contributed and 50% of the next 5% contributed to the ERSP through March 1, 2009, when the matching contribution was suspended. The Company also maintains the Supplemental Retirement Savings Plan (SRSP), an unfunded, nonqualified deferred compensation plan that allows employees whose contributions to the ERSP are effectively limited to less than 25% of eligible pay (due to dollar limits imposed by the Internal Revenue Service) to defer up to 16%, but with no Company matching contribution. The Company maintains no other nonqualified retirement or deferred compensation programs and offers limited additional executive perquisites. We view this relatively limited set of benefits and perquisites as appropriate relative to the Company’s current financial situation and its path to sustained profitability.

Additional Executive Compensation Policies and Practices

The administration of the Company’s compensation programs is subject to the following additional policies and practices, which the Company believes to be consistent with its executive compensation philosophy and goals.

Share Ownership Guidelines

We have no minimum share ownership guidelines, although we believe that our long-term incentive program helps align our executives’ interests with the interests of our shareholders. Based on the share price as of December 31, 2009, as of this date each NEO had holdings of common shares and restricted stock units together valued at between 2.8 and 7.8 times the executive’s annual salary.

Clawback Policy

We do not have a formal policy regarding the adjustment or recovery of awards or payments if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce their size. However, pursuant to section 304 of the Sarbanes-Oxley Act of 2002, if the Company is required to prepare an accounting restatement due to the material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, the CEO and CFO must reimburse the Company for any incentive-based compensation received during the 12-month period following the issuance of the noncompliant financial statements, including any profits realized from the sale of the Company’s securities.

Tax Deductibility Policy

Section 162(m) of the U.S. Internal Revenue Code limits the U.S. federal income tax deductibility of non-”performance-based” compensation payments in excess of $1 million paid to a NEO in any one year. In general, we intend to administer compensation plans in compliance with the provisions of Section 162(m) where feasible and where consistent with Global Crossing’s compensation philosophy. However, the Company’s annual incentive plan is not currently being administered in a manner that qualifies as “performance-based” compensation under Section 162(m) since the Company believes that the benefit of retaining discretion to avoid inappropriate bonus payouts outweighs the possible loss of deductibility under Section 162(m). Since we currently operate at a loss for U.S. corporate income tax purposes, compliance with Section 162(m) increases our net operating loss carry-forwards rather than reduces current income taxation.

Report of the Compensation Committee

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Commission Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K.

THE COMPENSATION COMMITTEE

Peter Seah Lim Huat, Chairman

Archie Clemins

Lee Theng Kiat

Robert Sachs

Summary Compensation Table

The table below sets forth information concerning compensation paid to our CEO, CFO and the three other most highly compensated executive officers (collectively, the “Named Executive Officers”) during the periods presented.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
John J. Legere	2009	1,078,927	350,682	3,250,755	—	—	—	2,410	4,682,774
Chief Executive Officer	2008	1,100,000	—	8,990,581	—	432,300	—	2,921	10,525,802
	2007	1,100,000	550,000	5,507,953	—	147,950	—	27,334	7,333,237

John A. Kritzmacher(1)	2009	485,517	102,574	785,610	—	—	—	3,602	1,377,303
EVP and Chief Financial Officer	2008	123,750	—	1,544,732	—	—	—	2,178	1,670,660

Héctor R. Alonso	2009	375,000	53,798	541,575	—	—	—	93,571	1,063,944
Managing Director, Latin America

David R. Carey	2009	416,858	88,069	595,733	—	—	—	5,403	1,106,063
EVP, Strategy and Corporate Development	2008	425,000	—	1,434,415	—	—	—	8,119	1,867,534
	2007	416,307	187,500	1,577,470	—	—	—	2,996	2,184,273

Daniel Enright	2009	392,337	82,888	595,733	—	—	7,353	3,446	1,081,757
EVP, Global Operations	2008	391,413	—	1,412,571	—	—	27,795	3,789	1,835,568
	2007	350,000	175,000	1,483,657	—	—	4,338	4,670	2,017,665

(1)	Mr. Kritzmacher became CFO of the Company on October 1, 2008.
(2)

The amounts shown for 2009 are payments made under the 2009 discretionary incentive compensation bonus program. Although the Company did not achieve the performance targets under the 2009 bonus program, the Board and the Compensation Committee exercised their discretion as permitted under the program to award a payout of 31.9% of annual bonus target. See “—Compensation Discussion and Analysis—Short-Term Performance-Based Incentive” for more information. The amounts shown for 2007 are the cash portion of a special retention and motivation award granted on March 13, 2007. The share portion of the retention and motivation award is included in column (e).

(3)

Column (e) includes the grant date fair value in respect of restricted stock units awarded to each of the Named Executive Officers, as determined pursuant to FASB ASC Topic 718, but modified to eliminate any reduction in the grant date fair value of the awards for the possibility of service-based forfeiture.

The amounts shown for 2008 and 2007 in Column (e) encompass, among other things, the target payouts that may have been awarded to the Named Executive Officers under the 2008 and 2007 annual bonus programs, which payouts were payable in unrestricted common shares of the Company (subject to the exception described below relating to Mr. Legere). The maximum payout under the 2008 annual bonus program was $1,540,000, $450,450, $386,750 and $356,168 for Messrs. Legere, Kritzmacher, Carey and Enright, respectively, and the actual payout was 78.6% of annual bonus target, or $864,600, $252,896, $217,133 and $199,963 for Messrs. Legere, Kritzmacher, Carey and Enright, respectively. The maximum payout under the 2007 annual bonus program was $1,540,000, $378,897 and $318,500 for Messrs. Legere, Carey and Enright, respectively, and the actual payout was 26.9% of annual bonus target, or $295,900, $72,802 and $61,198 for Messrs. Legere, Carey and Enright, respectively. Pursuant to the terms of his employment agreement, each of Mr. Legere’s 2008 and 2007 bonus opportunities was payable one-half in cash (which is reflected in column (g)) and one-half in common shares (which is reflected in column (e)).

The amounts shown for 2009, 2008 and 2007 also encompass the target number of performance-based restricted stock units that may be awarded to the Named Executive Officers under the 2009, 2008 and 2007 long-term incentive programs, respectively. The maximum payout under the 2009 long-term incentive program is $3,063,930, $740,460, $510,450, $561,495 and $561,495 for Messrs. Legere, Kritzmacher, Alonso, Carey and Enright, respectively. The maximum payout under the 2008 long-term incentive program is $13,620,562, $1,625,564, $1,702,570 and $1,702,570 for Messrs. Legere, Kritzmacher, Carey and Enright, respectively. The maximum payout under the 2007 long-term incentive program was $2,080,260, $560,070 and $560,070 for Messrs. Legere, Carey and Enright, respectively, and the actual payout was 32.4% of target, or $449,336, $120,975 and $120,975 for Messrs. Legere, Carey and Enright, respectively.

Except as noted above in this footnote, the fair value of the stock awards was determined using the valuation methodology and assumptions set forth in footnotes 2 and 17 to the Company’s consolidated financial statements included in its Form 10-K for the fiscal year ended December 31, 2009.

(4)	As indicated in note (3) above, column (g) reflects the payment of one-half of Mr. Legere’s 2008 and 2007 annual bonus in cash.
(5)

Of the Named Executive Officers, only Mr. Enright participates in any non-qualified deferred compensation plan or pension plan. The amounts shown in column (h) for Mr. Enright represent the change in the actuarial present value of his accumulated benefit under the New Global Crossing Frozen Pension Plan. Information regarding our calculations of pension values is set forth in footnote 18 to the Company’s consolidated financial statements included in its Form 10-K for the fiscal year ended December 31, 2009.

(6)	The amounts shown in column (i) for 2009 include, among other things, the following:

•	Mr. Legere: Tax gross-up payment of $2,351;

•	Mr. Carey: Tax gross-up payment of $2,922;

•	Mr. Enright: Tax gross-up payment of $1,108; and

•

Mr. Alonso: Tax payment and related tax gross-up payment of $93,043. The payments were intended to compensate Mr. Alonso for losses incurred by him as a result of the Company’s failure to make timely tax withholdings upon the vesting of a previously granted bonus payable in Company shares.

Grants of Plan-based Awards

(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(l)
									All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock and Option Awards(3)

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John J. Legere	RSU (Time)	04/15/09	—	—	—	—	—	—	249,100	$1,718,790
	RSU (Performance)	04/15/09	—	—	—	149,460	249,100	498,200	—	$1,531,965

John A. Kritzmacher	RSU (Time)	04/15/09	—	—	—	—	—	—	60,200	$415,380
	RSU (Performance)	04/15/09	—	—	—	36,120	60,200	120,400	—	$370,230

Héctor Alonso	RSU (Time)	04/15/09	—	—	—	—	—	—	41,500	$286,350
	RSU (Performance)	04/15/09	—	—	—	24,900	41,500	83,000	—	$255,225

David R. Carey	RSU (Time)	04/15/09	—	—	—	—	—	—	45,650	$314,985
	RSU (Performance)	04/15/09	—	—	—	27,390	45,650	91,300	—	$280,748

Daniel Enright	RSU (Time)	04/15/09	—	—	—	—	—	—	45,650	$314,985
	RSU (Performance)	04/15/09	—	—	—	27,390	45,650	91,300	—	$280,748

(1)

The amounts shown for the Award Type “RSU (Performance)” in columns (f) through (h) reflect 2009 performance-based restricted stock unit (“Performance-Based RSU”) grants under the long-term incentive program. The Performance-Based RSUs granted on April 15, 2009 will vest on December 31, 2011 based on total shareholder return for the combined 2009, 2010 and 2011 fiscal years, which is discussed in further detail under the heading “Compensation Discussion and Analysis—Long-Term Incentive Compensation: Equity Grants”. Column (f) reflects the threshold payout, which is 60% of the target amount shown in column (g). The amount shown in column (h) is 200% of such target amount.

(2)

The amounts shown for the Award Type “RSU (Time)” in column (i) reflect 2009 time-based restricted stock units (“Time-Based RSU”) grants under the long-term incentive program. The Time-Based RSUs granted on April 15, 2009 will vest on March 12, 2012 solely based on the continued employment of the executive through that date, which is discussed in further detail under “Compensation Discussion and Analysis—Long-Term Incentive Compensation: Equity Grants.”

(3)

The amounts shown in column (l) are the grant date fair values as determined pursuant to FASB ASC Topic 718, but modified to eliminate any reduction in the grant date fair value of the awards for the possibility of service-based forfeiture. Except as noted in the immediately preceding sentence, the fair value of the awards was determined using the valuation methodology and assumptions set forth in footnotes 2 and 17 to the Company’s consolidated financial statements included in its Form 10-K for the fiscal year ended December 31, 2009.

Outstanding Equity Awards at Fiscal Year-end

(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
	Option Awards(1)			Stock Awards(2)(3)(4)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John J. Legere				377,100	$5,373,675	505,100	$7,197,675
	325,000	$10.16	12/9/2013	—	—	—	—
	88,000	$15.39	12/15/2014	—	—	—	—

John A. Kritzmacher				80,200	$1,142,850	100,200	$1,427,850

Héctor Alonso				57,812	$823,821	67,500	$961,875

David R. Carey				73,650	$1,049,513	77,650	$1,106,513
	50,000	$10.16	12/9/2013	—	—	—	—
	22,000	$15.39	12/15/2014	—	—	—	—

Daniel Enright				72,650	$1,035,263	77,650	$1,106,513
	33,330	$10.16	12/9/2013	—	—	—	—
	17,000	$15.39	12/15/2014	—	—	—	—

(1)	All options are fully vested.
(2)	Market Value based on the fair market value of the common shares on December 31, 2009 of $14.25 per share.
(3)	Columns (g) and (h) include the March 13, 2007, May 9, 2007, March 4, 2008, October 1, 2008 and April 15, 2009 Time-Based RSU grants.
(4)	Columns (i) and (j) reflect target payouts for the March 4, 2008, October 1, 2008 and April 15, 2009 Performance-Based RSU grants.

Option Exercises and Stock Vested

(a)	(d)	(e)
	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
John J. Legere	159,605	$1,135,945
John A. Kritzmacher	44,127	$370,599
Héctor Alonso	24,365	$181,503
David R. Carey	52,354	$382,280
Daniel Enright	49,902	$364,528

(1)

The amounts in column (d) reflect (i) the number of shares received in March 2009 by Messrs. Legere, Carey and Enright pursuant to the 2004 long-term incentive grant, (ii) the number of shares received in

March 2009 by Messrs. Legere, Carey and Enright pursuant to the Time-Based RSU portion of the 2007 long-term incentive grant, (iii) the number of shares received in April 2009 by Messrs. Legere, Kritzmacher, Alonso, Carey and Enright pursuant to the 2008 annual bonus plan, (iv) the number of shares received in December 2009 by Messrs. Legere, Carey and Enright pursuant to the Performance-Based RSU portion of the 2007 long-term incentive grant, (v) the number of shares received in October 2009 by Mr. Kritzmacher pursuant to a special one-time grant at the commencement of his employment, and (vi) the number of shares received in May 2009 by Mr. Alonso pursuant to a special one-time grant at the closing of the Impsat acquisition.

(2)

Values based on the per share fair market value of the common shares of $5.54 on March 8, 2009, $5.54 on March 7, 2009, $7.24 on April 8, 2009, $14.25 on December 31, 2009, $13.63 on October 1, 2009 and $8.78 on May 9, 2009, which values correspond to the day of lapse of each of the 2004 long-term incentive grant, the Time-Based RSU portion of the 2007 long-term incentive grant, the 2008 annual bonus plan, the Performance-Based RSU portion of the 2007 long-term incentive grant, a special one-time grant at the commencement of Mr. Kritzmacher’s employment, and a special one-time grant to Mr. Alonso at the closing of the Impsat acquisition, respectively.

Pension Benefits

Name (a)	Plan Name (b)	Number of Years Credited Service (c)		Present Value of Accumulated Benefits ($) (d)		Payments During Last Fiscal Year (e)
Daniel Enright	New Global Crossing Frozen Pension Plan	9.75	(1)	$219,039	(2)	$0

(1)	Mr. Enright’s number of years credited service is 9.75, which was his number of years of service with the Company when the plan was frozen in 1996.
(2)

For a discussion of the valuation method and actuarial assumptions used, see footnote 18 to the Company’s consolidated financial statements included in its Form 10-K for the fiscal year ended December 31, 2009.

Global Crossing does not have any current active defined benefit plans, although Global Crossing North America, Inc., a wholly owned indirect subsidiary of the Company, continues to sponsor a frozen pension plan (The New Global Crossing Frozen Pension Plan) for the benefit of employees who previously participated in such plans. Of the Named Executive Officers, only Mr. Enright participates in this plan. Eligibility for pension payments is based upon the participant’s age and the number of years worked for the Company (based on a minimum of 1,000 hours of employment per year), with all calculations based upon compensation levels at the time pension plans were frozen in 1996. Once the employee begins to receive pension payments, the monthly amount does not change. A full pension will be paid for participating employees who elect to start receiving their pension payments at age 65. In the case of Mr. Enright, his monthly pension benefit would be $1,505 if his pension payments were to start at age 65. Alternatively, employees who satisfy certain criteria regarding age and years of service may receive an early pension. Specifically, employees may start receiving early pension benefits (a) when they are at least 47 years old if they have completed at least 22 years of service with the Company; (b) when they are at least 52 years old if they have completed at least 17 years of service; or (c) at any age if they have completed at least 27 years of service. In the case of Mr. Enright, he would be entitled to an early monthly pension benefit of (i) $1,407 if he were immediately to separate from the Company and begin to receive benefits, (ii) $1,505 if he were to separate from the Company at or after age 52 and elect to start receiving benefits at any time thereafter or (iii) depending on his years of service with the Company and the age at which he elects to start receiving benefits, an amount between $1,407 and $1,505 if he were to separate from the Company in the future but before age 52.

Non-Qualified Deferred Compensation Table

None of the Named Executive Officers participates in any non-qualified deferred compensation plan.

Employment Agreements

The Company does not have any employment agreements with any Named Executive Officer except for John Legere.

Agreement with John Legere

On August 15, 2006, the Company entered into a new employment agreement (the “Original 2006 Agreement”) with Mr. Legere following approval thereof by the Board on that same date. The Original 2006 Agreement was amended by an amendment dated as of June 24, 2008, further amended by an amendment dated December 31, 2008, and further amended by an amendment dated December 31, 2009 (the “Amended 2006 Agreement”). The Amended 2006 Agreement supersedes the employment agreement between the parties dated December 9, 2003 (the “2003 Agreement”), except with respect to certain rights Mr. Legere had under such prior agreement relating to indemnification, liability insurance and the resolution of disputes thereunder.

Consistent with the 2003 Agreement, the Amended 2006 Agreement: (1) provides Mr. Legere with an annual base salary of $1.1 million and a target annual bonus of $1.1 million; (2) entitles Mr. Legere to attend all meetings of the Board and to receive all materials provided to Board members, subject to certain limited exceptions; and (3) entitles Mr. Legere to reimbursement (on an after-tax basis) for certain excise taxes should they apply to payments made to Mr. Legere by the Company.

In addition, the Amended 2006 Agreement: (1) extends the contractual term of Mr. Legere’s employment from December 9, 2007 to August 15, 2012; (2) provides for the payment of severance to Mr. Legere in the event of termination of Mr. Legere’s employment by the Company without “cause” or upon Mr. Legere’s death, “disability” or resignation for “good reason” (as such quoted terms are defined in the agreement (the “Designated Terminations”)) in an amount equal to three times the sum of Mr. Legere’s base salary and target annual bonus, plus certain other benefits and payments; (3) clarifies that the provisions in the 2003 Agreement entitling Mr. Legere to equity grants on a basis no less favorable than grants for other senior executives of the Company and to the vesting in full of equity grants upon any Designated Termination apply to all equity-based compensation and not only to stock options; and (4) provides the Company with the discretion to pay up to one-half of Mr. Legere’s annual bonus in common shares of the Company.

Agreements with Héctor Alonso

On June 1, 2007, Mr. Alonso entered into letter agreements with each of the Company and its indirect, wholly-owned subsidiary, Global Crossing Argentina S.A. (successor-in-interest to Impsat Argentina S.A.) (together, the “Letter Agreements”). The Letter Agreements: (1) provide Mr. Alonso with an annual salary of $375,000 and an annual bonus opportunity which, for 2009 and thereafter, shall be set by the Company at a percentage of his annual base salary that is comparable to other executives at his level; (2) awarded him 9,936 restricted stock units of the Company that would vest in three equal annual installments commencing on May 9, 2008; and (3) awarded him a special bonus of $568,750, of which the time-based component was $243,750 and the performance-based component was $325,000. The time-based component vested in 2007 and the performance-based component vested in 2008, and the actual payout of the performance-based component was 104.7%, or $339,866. Pursuant to the Letter Agreements, Mr. Alonso also waived any rights he may have had under any existing employment or compensation arrangements with Impsat Fiber Networks, Inc. prior to the acquisition of Impsat. In addition, in accordance with the Letter Agreements, he will be entitled to all amounts and benefits under Argentine law to be paid upon termination and he disclaims any rights to severance due under employment and other policies in effect from time to time of the Company or any of its affiliates. Under Argentine law, in the case of an involuntary not-for-cause termination, a voluntary termination with good reason or a change in control termination, an employee is entitled to a lump sum severance payment equal to the employee’s highest monthly salary multiplied by the sum of his or her number of years of service (currently 17 years in the case of Mr. Alonso ) plus two. In the case of a death or disability separation, an employee is entitled to a payment equal to half of the lump sum severance payment described in the preceding sentence.

Potential Payments upon Termination or Change in Control

Payments Made Upon Any Termination

Regardless of the manner in which a Named Executive Officer’s employment terminates, he will be entitled to receive amounts earned during his term of employment. Such amounts may include:

•	amounts contributed and vested under the Company’s Employee Retirement Savings Plan (“ERSP”) and the Supplemental Retirement Savings Plan (“SRSP”); and

•	unused vacation pay.

For all termination reasons except involuntary termination for cause, the Named Executive Officers will have 90 days from termination in which to exercise any vested stock options. In the case of the Named Executive Officer’s termination due to death or disability, their vested stock options will remain exercisable for 180 days from termination. Pursuant to Mr. Legere’s Non-Qualified Stock Option Agreements, for termination due to death or disability, involuntary not-for-cause termination, voluntary termination for good reason, and termination due to change in control, he will have 12 months from the date of termination to exercise vested options. For all other reasons except involuntary termination for cause, he will have 90 days from termination to exercise vested options. Mr. Legere’s employment agreement also provides for 100% vesting of all outstanding stock options and RSUs for all Designated Terminations. Unvested stock options and RSUs for all other Named Executive Officers are forfeited upon termination for all reasons except as below under “—Payments Made Upon Change In Control Termination.”

Payments Made Upon Involuntary Not-For-Cause Termination or Voluntary Termination With Good Reason

In the event of an involuntary termination not-for-cause or voluntary termination with good reason of a Named Executive Officer (except for Mr. Legere, to the extent inconsistent with his employment agreement as described above, and Mr. Alonso, whose severance payment is determined by Argentine law as described above), in addition to the items identified above, he will be entitled to receive the following items paid in accordance with the Global Crossing Limited Key Management Protection Plan, which is described in further detail below:

•	a lump sum cash severance equal to two times base salary plus annual bonus at target;

•	a lump sum amount representing a pro rata portion of the current year annual bonus at target;

•	continued health and welfare benefits for 24 months following termination; and

•	outplacement services up to an amount equal to 30% of base salary.

Payments Made Upon Death or Disability

In the event of the death or disability of a Named Executive Officer (except for Mr. Legere, to the extent inconsistent with his employment agreement as described above, and Mr. Alonso, whose severance payment is determined by Argentine law as described above), in addition to the benefits listed under “—Payments Made Upon Any Termination” above, the Named Executive Officer will also receive:

•	benefits under the Company’s disability plan or payment under the Company’s life insurance plan, as appropriate; and

•	a pro rata portion of Time-Based RSUs and Performance-Based RSUs.

Payments Made Upon Change in Control Termination

In the event a Named Executive Officer is terminated as a result of a change in control, in addition to the benefits listed above under “—Payments Made Upon Any Termination” and “Payments Made Upon Involuntary Termination Not-For-Cause or Voluntary Termination With Good Reason”, the following will occur:

•	all outstanding stock options will immediately become exercisable pursuant to the executive’s Non-Qualified Stock Option Agreement; and

•	all RSUs still subject to restrictions will vest pursuant to the executive’s Restricted Stock Unit Agreement.

Global Crossing Limited Key Management Protection Plan

The KMPP is intended to retain executive officers and other key executives by mitigating their concerns about financial hardship in the event of an involuntary actual or constructive termination without “cause” (as defined in the plan). The KMPP, which was originally adopted by the Company on December 9, 2003 and was amended on July 30, 2009 to extend the term of the plan to December 31, 2012, provides enhanced severance benefits for the executive officers and certain other key employees of the Company named in the KMPP. Specifically, if a participant’s employment were terminated by the Company (other than for cause or by reason of death or disability), or if he or she were to terminate employment for “good reason” (generally, an unfavorable change in employment status or compensation), the KMPP entitles him or her to receive (i) a lump sum payment equal to the “severance multiplier” of one or two times the sum of his or her annual base salary plus target bonus opportunity (reduced by any cash severance benefit otherwise paid to the participant under any other applicable severance plan or severance arrangement), (ii) a prorated portion of the annual target bonus for the year in which the termination occurred, subject to minimum target bonus amounts established for purposes of calculating severance, (iii) continuation of life and health insurance coverages for a number of years equal to the “severance multiplier” and (iv) payment for outplacement services in an amount not to exceed 30% of his or her base salary. Messrs. Carey, Enright and Kritzmacher are participants in the KMPP at a “severance multiplier” of two. Their KMPP benefits are included above under “Payments Made Upon Involuntary Not-For-Cause Termination or Voluntary Termination With Good Reason.” The amended KMPP was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the six months ended June 30, 2009. Mr. Legere’s severance arrangements are set forth in his employment agreement rather than in the KMPP, and Mr. Alonso’s severance arrangements are governed by Argentine law as described above.

Potential Payments upon Termination or Change of Control

The tables below reflect the amount of compensation payable to each of the Named Executive Officers of the Company upon voluntary termination without good reason; termination due to death or disability; involuntary not-for-cause or voluntary for good reason termination; involuntary for cause termination; and termination following a change in control. The amounts shown assume that such termination was effective as of December 31, 2009, and thus include amounts earned through such time and are estimates of the amounts, which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company. Except as noted below, payments that would be made upon termination to Mr. Legere are detailed under “—Employment Agreements” above.

John J. Legere

Payments Upon Separation(1)	Voluntary Termination without Good Reason on 12/31/2009	Death or Disability on 12/31/2009	Involuntary Termination Not for Cause or Voluntary Termination with Good Reason on 12/31/2009(8)	Involuntary For Cause Termination on 12/31/2009	Change in Control Termination on 12/31/2009
Unvested Stock Options	—	—	—	—	—
Unvested Time-Based RSU Awards	—	$5,373,675	$5,373,675	—	$5,373,675
Unvested Performance RSU Awards(2)	—	$7,197,675	$7,197,675	—	$7,197,675
Qualified Savings Plan(3)	—	—	—	—	—
Non-Qualified Savings Plan(4)	—	—	—	—	—
Pension Plan	—	—	—	—	—
Health and Welfare Benefits	—	—	$38,048	—	$38,048
Excise Tax & Gross-Up(5)	—	—	—	—	$9,536,782
Cash Severance(6)	—	—	$7,700,000	—	$7,700,000
Accrued Vacation Pay(7)	$105,769	$105,769	$105,769	$105,769	$105,769
Outplacement Services	—	—	$330,000	—	$330,000

Total	$105,769	$12,677,119	$20,745,168	$105,769	$30,281,950

(1)	All benefits are valued as of December 31, 2009. Equity valued using the FMV of $14.25 as of market close on December 31, 2009.
(2)	Amount includes the values of 2008 and 2009 Performance-Based RSUs, for which the performance periods are ongoing, at target level in accordance with Mr. Legere’s employment agreement.
(3)	The Qualified Savings Plan includes total employee and employer contributions to the ERSP.
(4)	The Non-Qualified Savings Plan represents employee contributions to the SRSP.
(5)

Upon termination in connection with a change of control of the Company, Mr. Legere may be subject to certain excise taxes pursuant to Section 280G of the Internal Revenue Code. Under his employment agreement, Mr. Legere will be reimbursed for all such excise taxes and for any income tax consequences of such reimbursement.

(6)	Lump sum cash severance payment of 3 times base salary plus annual bonus at target and a pro-rated annual bonus at target, paid in accordance with Mr. Legere’s employment agreement.
(7)	Vacation accrual does not include deduction for utilized paid time off for 2009.
(8)	Assumed to be not in connection with a change of control of the Company that would trigger excise taxes pursuant to Section 280G of the Internal Revenue Code.

John A. Kritzmacher

Payments Upon Separation(1)	Voluntary Termination without Good Reason on 12/31/2009	Death or Disability on 12/31/2009		Involuntary Termination Not for Cause or Voluntary Termination with Good Reason on 12/31/2009	Involuntary For Cause Termination on 12/31/2009	Change in Control Termination on 12/31/2009
Unvested Stock Options	—	—		—	—	—
Unvested Time-Based RSU Awards	—	$349,268		—	—	$1,142,850
Unvested Performance RSU Awards	—	$531,140	(2)	—	—	$1,427,850	(3)
Qualified Savings Plan(4)	$53,858	$53,858		$53,858	$53,858	$53,858
Non-Qualified Savings Plan(5)	—	—		—	—	—
Pension Plan	—	—		—	—	—
Health and Welfare Benefits	—	—		$25,366	—	$25,366
Excise Tax & Gross-Up	—	—		—	—	—
Cash Severance(6)	—	—		$1,955,250	—	$1,955,250
Accrued Vacation Pay(7)	$38,077	$38,077		$38,077	$38,077	$38,077
Outplacement Services	—	—		$148,500	—	$148,500

Total	$91,935	$972,343		$2,221,051	$91,935	$4,791,751

(1)	All benefits are valued as of December 31, 2009. Equity valued using the FMV of $14.25 as of market close on December 31, 2009.
(2)

Amount includes the value of 2008 and 2009 Performance-Based RSUs, for which the performance periods are ongoing, pro-rated to the date of termination at target levels in accordance with the 2008 and 2009 long-term incentive compensation programs.

(3)

Amount includes the value of 2008 and 2009 Performance-Based RSUs, for which the performance periods are ongoing, at target levels in accordance with the 2008 and 2009 long-term incentive compensation programs.

(4)	The Qualified Savings Plan includes total employee and employer contributions to the ERSP.
(5)	The Non-Qualified Savings Plan represents employee contributions to the SRSP.
(6)	Lump sum cash severance payment of 2 times base salary plus annual bonus at target and a pro-rated annual bonus at target paid in accordance with the KMPP.
(7)	Vacation accrual does not include deduction for utilized paid time off for 2009.

Héctor Alonso

Payments Upon Separation(1)	Voluntary Termination without Good Reason on 12/31/2009	Death or Disability on 12/31/2009		Involuntary Termination Not for Cause or Voluntary Termination with Good Reason on 12/31/2009	Involuntary For Cause Termination on 12/31/2009	Change in Control Termination on 12/31/2009
Unvested Stock Options	—	—		—	—	—
Unvested Time-Based RSU Awards	—	$294,320		—	—	$823,821
Unvested Performance RSU Awards	—	$387,586	(2)	—	—	$961,875	(3)
Qualified Savings Plan	—	—		—	—	—
Non-Qualified Savings Plan	—	—		—	—	—
Pension Plan	—	—		—	—	—
Health and Welfare Benefits	—	—		—	—	—
Excise Tax & Gross-Up	—	—		—	—	—
Cash Severance(4)	—	$274,038		$548,077	—	$548,077
Accrued Vacation Pay(5)	$97,692	$97,692		$97,692	$97,692	$97,692
Outplacement Services	—	—		$28,846	—	$28,846

Total	$97,692	$1,053,636		$674,615	$97,692	$2,460,311

(1)	All benefits are valued as of December 31, 2009. Equity valued using the FMV of $14.25 as of market close on December 31, 2009.
(2)

Amount includes the value of 2008 and 2009 Performance-Based RSUs, for which the performance periods are ongoing, pro-rated to the date of termination at target levels in accordance with the 2008 and 2009 long-term incentive compensation programs.

(3)

Amount includes the value of 2008 and 2009 Performance-Based RSUs, for which the performance periods are ongoing, at target levels in accordance with the 2008 and 2009 long-term incentive compensation programs.

(4)

Cash severance payments are governed by Argentine law. In the case of an involuntary not-for-cause termination, a voluntary termination with good reason or a change in control termination, Mr. Alonso is entitled to a lump sum severance payment equal to his highest monthly salary multiplied by the sum of his number of years of service (currently 17 years) plus two. In the case of a death or disability separation, Mr. Alonso is entitled to a payment equal to half of the lump sum severance payment described in the preceding sentence.

(5)	Vacation accrual does not include deduction for utilized paid time off for 2009.

David R. Carey

Payments Upon Separation(1)	Voluntary Termination without Good Reason on 12/31/2009	Death or Disability on 12/31/2009		Involuntary Termination Not for Cause or Voluntary Termination with Good Reason on 12/31/2009	Involuntary For Cause Termination on 12/31/2009	Change in Control Termination on 12/31/2009
Unvested Stock Options	—	—		—	—	—
Unvested Time-Based RSU Awards	—	$453,920		—	—	$1,049,513
Unvested Performance RSU Awards	—	$457,696	(2)	—	—	$1,106,513	(3)
Qualified Savings Plan(4)	$267,941	$267,941		$267,941	$267,941	$267,941
Non-Qualified Savings Plan(5)	$210,035	$210,035		$210,035	$210,035	$210,035
Pension Plan	—	—		—	—	—
Health and Welfare Benefits	—	—		$22,150	—	$22,150
Excise Tax & Gross-Up	—	—		—	—	—
Cash Severance(6)	—	—		$1,678,750	—	$1,678,750
Accrued Vacation Pay(7)	$42,500	$42,500		$42,500	$42,500	$42,500
Outplacement Services	—	—		$127,500	—	$127,500

Total	$520,477	$1,432,092		$2,348,876	$520,477	$4,504,901

(1)	All benefits are valued as of December 31, 2009. Equity valued using the FMV of $14.25 as of market close on December 31, 2009.
(2)

Amount includes the value of 2008 and 2009 Performance-Based RSUs, for which the performance periods are ongoing, pro-rated to the date of termination at target levels in accordance with the 2008 and 2009 long-term incentive compensation programs.

(3)

Amount includes the value of 2008 and 2009 Performance-Based RSUs, for which the performance periods are ongoing, at target levels in accordance with the 2008 and 2009 long-term incentive compensation programs.

(4)	The Qualified Savings Plan includes total employee and employer contributions to the ERSP.
(5)	The Non-Qualified Savings Plan represents employee contributions to the SRSP.
(6)	Lump sum cash severance payment of 2 times base salary plus annual bonus at target and a pro-rated annual bonus at target paid in accordance with the KMPP.
(7)	Vacation accrual does not include deduction for utilized paid time off for 2009.

Daniel J. Enright

Payments Upon Separation(1)	Voluntary Termination without Good Reason on 12/31/2009	Death or Disability on 12/31/2009		Involuntary Termination Not for Cause or Voluntary Termination with Good Reason on 12/31/2009	Involuntary For Cause Termination on 12/31/2009	Change in Control Termination on 12/31/2009
Unvested Stock Options	—	—		—	—	—
Unvested Time-Based RSU Awards	—	$440,453		—	—	$1,035,263
Unvested Performance RSU Awards	—	$457,696	(2)	—	—	$1,106,513	(3)
Qualified Savings Plan(4)	$543,639	$543,639		$543,639	$543,639	$543,639
Non-Qualified Savings Plan(5)	—	—		—	—	—
Pension Plan	$219,039	$219,039		$219,039	$219,039	$219,039
Health and Welfare Benefits	—	—		$25,366	—	$25,366
Excise Tax & Gross-Up	—	—		—	—	—
Cash Severance(6)	—	—		$1,580,000	—	$1,580,000
Accrued Vacation Pay(7)	$47,692	$47,692		$47,692	$47,692	$47,692
Outplacement Services	—	—		$120,000	—	$120,000

Total	$810,371	$1,708,520		$2,535,736	$810,371	$4,677,511

(1)	All benefits are valued as of December 31, 2009. Equity valued using the FMV of $14.25 as of market close on December 31, 2009.
(2)

Amount includes the value of 2008 and 2009 Performance-Based RSUs, for which the performance periods are ongoing, pro-rated to the date of termination at target levels in accordance with the 2008 and 2009 long-term incentive compensation programs.

(3)

Amount includes the value of 2008 and 2009 Performance-Based RSUs, for which the performance periods are ongoing, at target levels in accordance with the 2008 and 2009 long-term incentive compensation programs.

(4)	The Qualified Savings Plan includes total employee and employer contributions to the ERSP.
(5)	The Non-Qualified Savings Plan represents employee contributions to the SRSP.
(6)	Lump sum cash severance payment of 2 times base salary plus annual bonus at target and a pro-rated annual bonus at target paid in accordance with the KMPP.
(7)	Vacation accrual does not include deduction for utilized paid time off for 2009.

Director Compensation

Non-employee members of the Board each receive cash compensation of $5,000 for each meeting of the Board attended in person and $2,500 for each such meeting attended telephonically. Each Board member also receives cash compensation for attendance at each meeting of a committee of the Board of which he or she is a member in the amount of $2,500 for each meeting attended in person and $1,250 for each such meeting attended telephonically. Each member of the Company’s Executive Committee receives cash compensation for attendance at each meeting of the Board (unless he or she is a Board member, in which case he or she receives no additional compensation in the capacity of Executive Committee member) and the Executive Committee in the amount of $2,500 for each meeting attended in person and $1,250 for each such meeting attended telephonically.

In connection with their employment by ST Telemedia and its affiliates, Messrs, Lee and Clontz assigned their rights to Board fees and retainers to a subsidiary of ST Telemedia. The Company reduces fee and retainer payments to non-U.S. resident directors by the amount of the applicable U.S. withholding taxes, although we will reimburse such directors up to $7,000 (including a tax gross-up) for the costs to engage a tax accountant to prepare their non-resident U.S. income tax returns.

Each member of the Board and/or the Executive Committee, each non-employee chairman of a Board committee and each member of the Government Security Committee also receives annual retainers in accordance with the following schedule (such retainers payable one-half in cash and one-half in common shares of the Company, subject to share availability):

•	Board Chairman Retainer: $100,000

•	Board Vice Chairman Retainer: $75,000

•	Retainer for Other Members of Board or Executive Committee: $50,000

•	Additional Retainer for Government Security Committee Members: $45,000

•	Additional Committee Chair Retainers:

•	Audit: $30,000

•	Compensation: $15,000

•	Nominating and Corporate Governance: $10,000

•	Executive: $10,000

•	Government Security: $10,000

The retainers of the Board Chairman, the Board Vice Chairman and the other members of the Board and the Executive Committee are, subject to share availability, payable one-half in cash and one-half in common shares of the Company.

In addition, on the date of each annual general meeting of shareholders, each member of the Board and/or the Executive Committee is granted restricted stock units with one year vesting valued at $80,000 based on the closing price of the Company’s common shares on such date.

On March 10, 2009, the Board amended the compensation program for the members of the Board and the Executive Committee for 2009. Under the amended program, the $80,000 restricted stock unit grant that would otherwise have been made in June 2009 was replaced with a combination of a $20,000 restricted stock unit grant and a $45,000 increase in the annual retainer. All retainers were paid in cash only for the rest of 2009. In addition, each element of cash compensation was reduced by 25% from April 1, 2009 through December 31, 2009 (excluding the $45,000 retainer increase, which already reflected such a reduction). On February 1, 2010, the Board reevaluated the compensation program for members of the Board and the Executive Committee and decided not to extend these changes to 2010.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
E C Aldridge Jr.	$179,063	$34,220	—	—	—	—	$213,283
Archie Clemins	$179,375	$34,220	—	—	—	—	$213,595
Steven T. Clontz(4)	$87,188	$34,220	—	—	—	—	$121,408
Donald L. Cromer	$150,625	$34,220	—	—	—	—	$184,845
Richard R. Erkeneff	$171,875	$34,220	—	—	—	—	$206,095
Jeremiah D. Lambert(4)	$89,375	$34,220	—	—	—	—	$123,595
Lee Theng Kiat	$121,250	$34,220	—	—	—	—	$155,470
Charles Macaluso	$127,813	$34,220	—	—	—	—	$162,033
Michael Rescoe	$152,500	$34,220	—	—	—	—	$186,720
Robert J. Sachs	$135,625	$34,220	—	—	—	—	$169,845
Peter Seah Lim Huat	$143,438	$40,469	—	—	—	—	$187,656
Lodewijk Christiaan van Wachem	$150,000	$46,718	—	—	—	$7,000	$203,718

(1)

The amounts shown in column (c) are the grant date fair values in respect of restricted stock units awarded to each Director, as determined pursuant to FASB ASC Topic 718, but modified to eliminate any reduction in the grant date fair value of the awards for the possibility of service-based forfeiture. Except as noted in the immediately preceding sentence, the fair value of the awards was determined using the valuation methodology and assumptions set forth in footnotes 2 and 17 to the Company’s consolidated financial statements included in its Form 10-K for the fiscal year ended December 31, 2009.

The number of outstanding stock awards and options for each director at December 31, 2009 is as follows:

	Stock Awards	Options*
E C Aldridge Jr.	3,920	—
Archie Clemins	3,920	—
Steven T. Clontz	3,920	12,000
Donald L. Cromer	3,920	—
Richard R. Erkeneff	3,920	—
Jeremiah D. Lambert	3,920	—
Lee Theng Kiat	3,920	222,000
Charles Macaluso	3,920	—
Michael Rescoe	3,920	—
Robert J. Sachs	3,920	—
Peter Seah Lim Huat	4,707	40,000
Lodewijk Christiaan van Wachem	5,494	—

*	Reflects shares issuable upon exercise of vested options granted by the STT Shareholder Group in the outstanding common shares of the Company held by the STT Shareholder Group.

The grant date fair value of each equity award granted in 2009, as determined pursuant to FASB ASC Topic 718 (but modified to eliminate any reduction for possibility of service-based forfeiture), was as follows:

	Award Type	Grant Date	Grant Amount	Grant Date Fair Value of Award
E C Aldridge Jr.	Retainer Shares	01/02/09	1,575	$12,505
	RSU (Time)	06/04/09	2,345	$21,715

Archie Clemins	Retainer Shares	01/02/09	1,575	$12,505
	RSU (Time)	06/04/09	2,345	$21,715

Steven T. Clontz	Retainer Shares	01/02/09	1,575	$12,505
	RSU (Time)	06/04/09	2,345	$21,715

Donald L. Cromer	Retainer Shares	01/02/09	1,575	$12,505
	RSU (Time)	06/04/09	2,345	$21,715

Richard R. Erkeneff	Retainer Shares	01/02/09	1,575	$12,505
	RSU (Time)	06/04/09	2,345	$21,715

Jeremiah D. Lambert	Retainer Shares	01/02/09	1,575	$12,505
	RSU (Time)	06/04/09	2,345	$21,715

Lee Theng Kiat	Retainer Shares	01/02/09	1,575	$12,505
	RSU (Time)	06/04/09	2,345	$21,715

Charles Macaluso	Retainer Shares	01/02/09	1,575	$12,505
	RSU (Time)	06/04/09	2,345	$21,715

Michael Rescoe	Retainer Shares	01/02/09	1,575	$12,505
	RSU (Time)	06/04/09	2,345	$21,715

Robert J. Sachs	Retainer Shares	01/02/09	1,575	$12,505
	RSU (Time)	06/04/09	2,345	$21,715

Peter Seah Lim Huat	Retainer Shares	01/02/09	2,362	$18,754
	RSU (Time)	06/04/09	2,345	$21,715

Lodewijk Christiaan van Wachem	Retainer Shares	01/02/09	3,149	$25,003
	RSU (Time)	06/04/09	2,345	$21,715
(2)	The retainer shares granted on January 2, 2009 vested immediately upon grant. The RSUs granted on June 4, 2009 will vest in their entirety on June 4, 2010. No dividends are payable on RSUs.
(3)	The amount shown for Mr. van Wachem includes payments for tax services aggregating $4,900 and related tax gross-up payments aggregating $2,100.
(4)	Messrs. Clontz and Lambert are members of the Executive Committee but are not members of the Board of Directors.

Risks Related to Compensation Policies

As part of its oversight of the Company’s executive compensation program, the Compensation Committee considers the impact of the Company’s executive compensation program, and the incentives created by the compensation awards that it administers, on the Company’s risk profile. The Compensation Committee, which is comprised entirely of non-management directors, seeks to avoid compensation arrangements that could encourage inappropriate or excessive risk taking. We believe that our compensation program makes a balanced use of short-term cash compensation with long-term, share based compensation that is intended to correlate with increases in long-term shareholder value. Although each non-sales employee is eligible to receive a cash bonus under our annual incentive program, the payment of a bonus under the program is entirely at the discretion of the Compensation Committee and Board. This discretion gives these bodies an opportunity to avoid rewarding inappropriate behavior or excessive risk-taking after taking into account the overall context of our results during the year and our financial position at the time of payout. In addition, the approximately three-year vesting schedule for our RSUs serves as an incentive for our Named Executive Officers and other recipients of these awards to remain with us and to focus their efforts on all elements of our performance that influence long-term common share price appreciation. We believe that these vesting requirements encourage our executives and other participants in our long-term incentive program to maintain a long-term perspective and avoid short-term actions that are to our long-term detriment. Long-term incentive grants are made at a meeting that is scheduled well in advance as part of the Compensation Committee’s annual calendar. Based on our review of our compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, we have concluded that our compensation policies and procedures are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

Messrs. Seah, Clemins, Lee and Sachs serve on the Compensation Committee of the Board of Directors. None of these individuals had any relationships with the Company requiring disclosure under Commission rules. Mr. Seah is a member of the Temasek Advisory Panel of Temasek Holdings (Private) Limited and Deputy Chairman on ST Telemedia’s Board of Directors. Mr. Lee is president and chief executive officer of ST Telemedia. Temasek Holdings and ST Telemedia are both indirect parent entities of the Company. Mr. Sachs is a director of StarHub, a Singapore cable television and mobile telephone company in which ST Telemedia holds a control position. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions—Commercial Relationships Between the Company and ST Telemedia” for a description of certain relationships between the Company and ST Telemedia.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Information regarding securities available under the Company’s equity compensation plans is set forth in Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters” of the Company’s annual report on Form 10-K filed on February 23, 2010.

Directors and Executive Officers

The following table sets forth the beneficial ownership of the Company’s common shares as of April 15, 2010, for each director and each Named Executive Officer herein, and by all Directors, Executive Committee members and executive officers of the Company as a group. To our knowledge, each such shareholder has sole voting and investment power with respect to the shares shown, unless otherwise noted. For purposes of this table, an individual is deemed to have sole beneficial ownership of securities owned jointly with such individual’s spouse. Amounts appearing in the table below include (1) all common shares outstanding as of April 15, 2010, (2) all restricted stock units vesting within 60 days of April 15, 2010 and (3) all common shares issuable upon the exercise of options, warrants or other rights within 60 days of April 15, 2010.

	Owned Shares of Common Stock	Restricted Stock Units Vesting Within 60 days	Options Currently Exercisable Within 60 days		Total Stock and Stock Based Holdings	Percent of Class
E C Aldridge Jr.	21,752	2,345	—		24,097	*
Archie Clemins	20,752	2,345	—		23,097	*
Steven T. Clontz	19,752	2,345	12,000	(1)	34,097	*
Donald L. Cromer	19,752	2,345	—		22,097	*
Richard R. Erkeneff	23,252	2,345	—		25,597	*
Jeremiah D. Lambert	19,752	2,345	—		22,097	*
Lee Theng Kiat	18,275	2,345	222,000	(1)	242,620	*
Charles Macaluso	19,752	2,345	—		22,097	*
Michael Rescoe	19,752	2,345	—		22,097	*
Robert J. Sachs	19,752	2,345	—		22,097	*
Peter Seah Lim Huat	22,387	2,345	40,000	(1)	64,732	*
Lodewijk Christiaan van Wachem	29,238	2,345	—		31,583	*
John J. Legere	248,043	—	413,000	(2)	661,043	1.1%
John A. Kritzmacher	28,132	—	—		28,132	*
Héctor R. Alonso	33,230	3,312	—		36,542
David R. Carey	83,099	—	72,000	(2)	155,099	*
Daniel E. Enright	57,990	—	50,330	(2)	108,320	*
All Directors and executive officers as a group (25 persons)(3)	910,723	31,452	987,265		1,929,440	3.1%

*	Percentage of shares beneficially owned does not exceed one percent.
(1)	Reflects shares transferable upon exercise of vested options granted by the STT Shareholder Group in the outstanding common shares of the Company held by the STT Shareholder Group.
(2)	Reflects shares issuable upon exercise of vested options granted by the Company under the 2003 Global Crossing Limited Stock Incentive Plan.
(3)

For purposes of this table, we include two non-director members of our Executive Committee as well as the executive officers (in addition to the Named Executive Officers) identified in Item 10, “Directors and Executive Officers and Corporate Governance—Directors and Executive Officers.”

Certain Beneficial Owners

The following table sets forth, as of April 15, 2010, certain information regarding the beneficial ownership of the Company’s common shares by each person or entity who is known by us to beneficially own 5% or more of our common shares. As of April 15, 2010, 60,410,486 common shares and 18,000,000 Senior Preferred Shares were issued and outstanding. The Senior Preferred Shares are held by the STT Shareholder Group and are convertible into common shares on a one-for-one basis (subject to adjustment). The provisions governing the conversion rights of the Senior Preferred Shares can be found in the “Certificate of Designations” filed as Exhibit 4.2 to our 2003 annual report on Form 10-K.

	Common Stock		Preferred Stock
	Shares	Percent of Class	Shares	Percent of Class
STT Shareholder Group(1)	29,351,431	48.6%	18,000,000	100%
Fidelity Management and Research(2)	8,994,244	14.9%	—	—
Iridian Asset Management(3)	3,131,745	5.2%	—	—

(1)

Based on information provided in Amendment No. 13 to Schedule 13D filed by such shareholders on August 29, 2007 and on Form 4s filed by such shareholders on August 29, 2007, January 22, 2008 and September 8, 2008. STT Crossing Ltd. (“STT Crossing”) is an indirect subsidiary of Temasek Holdings (Private) Limited (“Temasek”), its ultimate parent entity, and is located at 10 Frere Felix de Valois Street, Port Louis, Mauritius. As of April 15, 2010, STT Crossing owned 29,351,431 common shares and 18,000,000 Senior Preferred Shares. Temasek, through its ultimate ownership of STT Crossing, may be deemed to have voting and dispositive power over all such shares; however, pursuant to Rule 13d-4 under the Exchange Act, Temasek expressly disclaims beneficial ownership of such shares. Including the 18,000,000 common shares into which such Senior Preferred Shares are convertible, the STT Shareholder Group beneficially owned 60.4% of the common shares as of April 15, 2010. In addition to the share amounts detailed herein, Temasek may be deemed to beneficially own 13,730 additional common shares, which are owned beneficially and of record by Temasek’s wholly owned subsidiary, Fullerton (Private) Limited.

(2)

Based on information provided in Amendment No. 4 to Schedule 13G filed on behalf of such shareholders on February 16, 2010 by FMR LLC, a parent holding company, with a business address at 82 Devonshire Street, Boston, Massachusetts 02109. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 8,814,744 shares or 14.6% of the common shares outstanding of Global Crossing as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Mid Cap Stock Fund, amounted to 4,500,000 shares or 7.4% of the common shares outstanding. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 8,814,744 shares owned by the funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ Boards of Trustees. Pyramis Global Advisors Trust Company (“PGATC”), with a business address of 900 Salem Street, Smithfield, Rhode Island, 02917, is an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Exchange Act. PGATC is the beneficial owner of 179,500 shares or less than 1% of the outstanding common shares of the Company as a result of its serving as investment manager of institutional accounts owning such shares.

Edward C. Johnson 3d and FMR LLC, through its control of PGATC, each has sole dispositive power over 179,500 shares and sole power to vote or to direct the voting of 158,300 shares owned by the institutional accounts managed by PGATC as reported above.

(3)

Based on information provided in Amendment No. 3 to Schedule 13G filed by such shareholders on January 28, 2010. Iridian Asset Management LLC (“Iridian”) has direct beneficial ownership of 3,131,745 common shares or 5.2% of the outstanding shares in the accounts for which it serves as investment adviser under its investment management agreements. Iridian is majority owned by Arovid Associates LLC, a Delaware limited liability company owned and controlled by the following: 12.5% by Mr. David L. Cohen, 12.5% by Mr. Harold J. Levy, 37.5% by LLMD LLC, a Delaware limited liability company, and 37.5% by ALHERO LLC, a Delaware limited liability company. LLMD LLC is owned 1% by Mr. Cohen, and 99% by a family trust controlled by Mr. Cohen. ALHERO LLC is owned 1% by Mr. Levy and 99% by a family trust controlled by Mr. Levy. Messrs. Cohen and Levy may be deemed to possess beneficial ownership of the common shares beneficially owned by Iridian by virtue of their indirect controlling ownership of Iridian, and having the power to vote and direct the disposition of common shares as joint Chief Investment Officers of Iridian. Messrs. Cohen and Levy disclaim beneficial ownership of such shares. Messrs. Cohen and Levy disclaim beneficial ownership of such shares. The principal business address of Iridian and Messrs. Cohen and Levy is 276 Post Road West, Westport, CT 06880-4704.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review and approval of related person transactions

We review all transactions in which the company participates and in which our directors and executive officers or their immediate family members or beneficial owners of more than 5% of any class of our voting securities are participants to determine whether such persons have a direct or indirect material interest. As required under Commission rules, such transactions where the amount involved $120,000 are disclosed herein. In addition, as required by the Audit Committee Charter, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. Under our bye-laws, a Director generally may not vote on any matter in which he has any material interest, although he may be counted in the quorum at the related meeting.

Commercial and other relationships between the Company and ST Telemedia

During this past year, we provided approximately $300,000 of telecommunications services to subsidiaries and affiliates of ST Telemedia. Further, during this past year we received approximately $5,200,000 of co-location services from affiliates of ST Telemedia. We also purchased $700,000 of capital equipment from an affiliate of ST Telemedia. Additionally, during this past year, we accrued dividends of $3,600,000 related to the Senior Preferred Shares held by a subsidiary of ST Telemedia.

ST Telemedia may cause us to register sales of its common shares, Senior Preferred Shares and all common shares or other securities which may be acquired upon the conversion of the Senior Preferred Shares, at any time.

Messrs. Lee, Seah, and Sachs, who are members of our Board of Directors, and Mr. Clontz, who is a member of our Executive Committee, are directors and officers of certain entities within the STT Shareholder Group. For further details, please see their individual biographies in Item 10, “Directors and Executive Officers and Corporate Governance—Directors and Executive Officers.”

Director Independence

In light of the STT Shareholder Group’s majority ownership of the voting power for the election of directors as set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters—Certain Beneficial Owners”, we are a “controlled company” as defined in the NASDAQ rules. As such, we are not required to comply with NASDAQ rules that require listed companies to have a majority of independent directors or nominating and compensation committees composed entirely of independent directors or to have written charters for certain committees addressing specified matters. At such time as we are no longer a “controlled company,” if ever, we will amend our committee charters, if necessary, and change the composition of our committees to ensure compliance with these NASDAQ requirements. As mentioned above, we do have charters for each of our committees, and the Board has determined that each of our Audit Committee members (Messrs. Rescoe, Aldridge, Erkeneff and Macaluso) satisfies the independence requirements of the NASDAQ rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2009 and 2008 by our present principal independent registered public accounting firm, Ernst & Young LLP:

	2009	2008
Audit Fees	$5,362,000	$7,363,000
Audit Related Fees	173,000	156,000
Tax Fees	285,000	353,000

Total	$5,820,000	$7,872,000

Pursuant to paragraph (c)(7)(i)(B) of Rule 2-01 of Commission Regulation S-X, the Audit Committee has adopted a pre-approval policy pursuant to which the committee delegated to its chairman the authority to approve in advance audit or non-audit services to be performed by the Company’s independent registered public accounting firm. The chairman and management are required to report any such pre-approval decision to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

3. Exhibit Index:

Exhibit Number	Exhibit
31.1	Certification by John J. Legere, Chief Executive Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

99.1	Certification by John A. Kritzmacher, Chief Financial Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*

*	The Company is re-filing the certification of the principal financial officer required by Rule 13a-14(b) of the Exchange Act, filed as Exhibit 32.2 to the Original Filing, to correct a typographical error regarding the year of the annual report to which the certification related.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 30, 2010 by the undersigned, thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN J. LEGERE
John J. Legere
Chief Executive Officer