Form 10-Q
period 2010-03-31
GLOBAL CROSSING LTD
filed 2010-05-04
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of April 28, 2010 was 60,427,736.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$359	$477
Restricted cash and cash equivalents - current portion	7	9
Accounts receivable, net of allowances of $57 and $50	360	328
Prepaid costs and other current assets	103	101

Total current assets	829	915

Restricted cash and cash equivalents - long term	7	7
Property and equipment, net of accumulated depreciation of $1,268 and $1,216	1,229	1,280
Intangible assets, net (including goodwill of $172 and $175)	193	198
Other assets	85	88

Total assets	$2,343	$2,488

LIABILITIES:
Current liabilities:
Accounts payable	$287	$312
Accrued cost of access	99	87
Short term debt and current portion of long term debt	35	37
Obligations under capital leases - current portion	50	49
Accrued restructuring costs - current portion	11	12
Deferred revenue - current portion	181	174
Other current liabilities	344	372

Total current liabilities	1,007	1,043

Long term debt	1,284	1,295
Obligations under capital leases	84	90
Deferred revenue	333	334
Accrued restructuring costs	8	13
Other deferred liabilities	76	73

Total liabilities	2,792	2,848

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 60,410,486 and 60,219,817 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	1,430	1,427
Accumulated other comprehensive income (loss)	3	(24)
Accumulated deficit	(1,885)	(1,766)

Total shareholders’ deficit	(449)	(360)

Total liabilities and shareholders’ deficit	$2,343	$2,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$648	$609
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(305)	(286)
Real estate, network and operations	(99)	(97)
Third party maintenance	(27)	(24)
Cost of equipment and other sales	(24)	(23)

Total cost of revenue	(455)	(430)

Gross margin	193	179
Selling, general and administrative	(116)	(104)
Depreciation and amortization	(88)	(79)

Operating loss	(11)	(4)
Other income (expense):
Interest income	—	1
Interest expense	(49)	(36)
Other expense, net	(52)	(15)

Loss before provision for income taxes	(112)	(54)
Provision for income taxes	(7)	(4)

Net loss	(119)	(58)
Preferred stock dividends	(1)	(1)

Loss applicable to common shareholders	$(120)	$(59)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(1.99)	$(1.04)

Weighted average number of common shares	60,267,487	56,923,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows provided by (used in) operating activities:
Net loss	$(119)	$(58)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property and equipment	(1)	—
Non-cash stock compensation expense	5	5
Depreciation and amortization	88	79
Provision for doubtful accounts	2	2
Amortization of prior period IRUs	(6)	(5)
Change in long term deferred revenue	10	27
Other	62	20
Change in operating working capital:
- Changes in accounts receivable	(47)	—
- Changes in accounts payable and accrued cost of access	(6)	(55)
- Changes in other current assets	(7)	(19)
- Changes in other current liabilities	(12)	10

Net cash provided by (used in) operating activities	(31)	6

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(41)	(38)
Change in restricted cash and cash equivalents	2	2

Net cash used in investing activities	(39)	(36)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	—	3
Repayment of capital lease obligations	(14)	(15)
Repayment of long term debt (including current portion)	(4)	(6)
Payment of employee taxes on share-based compensation	(1)	(4)
Finance costs incurred	(1)	—

Net cash used in financing activities	(20)	(22)

Effect of exchange rate changes on cash and cash equivalents	(28)	(2)

Net decrease in cash and cash equivalents	(118)	(54)
Cash and cash equivalents, beginning of period	477	360

Cash and cash equivalents, end of period	$359	$306

Non-cash investing and financing activites:
Capital lease and debt obligations incurred	$16	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, carriers, share and per share information)

(unaudited)

1. BACKGROUND AND ORGANIZATION

Global Crossing Limited or “GCL” is a holding company with all of its revenue generated by its subsidiaries and substantially all of its assets owned by its subsidiaries. GCL and its subsidiaries (collectively, the “Company”) are a global communications service provider. The Company offers a full range of data, voice and collaboration services and delivers service to approximately 40 percent of the companies in the Fortune 500, as well as 700 carriers, mobile operators and Internet service providers around the world. The Company delivers converged IP services to more than 700 cities in more than 70 countries around the globe. The Company’s operations are based principally in North America, Europe, Latin America and a portion of the Asia/Pacific region. The vast majority of the Company’s revenue is generated from monthly services. The Company reports financial results based on three separate operating segments: (i) Global Crossing (U.K.) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) (see Note 10).

2. BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2009 annual report on Form 10-K. These unaudited condensed consolidated financial statements include the accounts of the Company over which it exercises control. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, the disclosure of contingent assets and liabilities in the unaudited condensed consolidated financial statements and the accompanying notes, and the reported amounts of revenue and expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ third party experts to assist in the Company’s evaluations.

Venezuelan Currency Risk

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for the Company’s Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for non-essential goods (which the Company believes includes its products and services). This devaluation reduced the Company’s net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 based on the bolivares balances as of such date resulting in a corresponding foreign exchange loss, which was recorded to other expense, net in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2010.

The current official rate continues to attribute to the bolivar a value that is significantly greater than the value prevailing on the parallel market. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas (“CADIVI”) and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in the Company’s Venezuelan subsidiary and a significant increase in the Company’s exchange rate and exchange control risks.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, carriers, share and per share information)

(unaudited)

The Company cannot predict if and when it will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of receipt of such approval. At March 31, 2010, the Company had $19 registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. If the Company elected, or were required, to convert the Company’s Venezuelan subsidiary’s cash balances into U.S. Dollars using unofficial, parallel currency-exchange mechanisms that may be available from time to time, material currency exchange losses would likely be incurred in the period of conversion. Additionally, if the Company further determined that the unofficial parallel rate should be used in the future to measure bolivar-based assets, liabilities and transactions, reported results could be further adversely affected. As of March 31, 2010, approximately $30 (valued at the fixed official rate) of our cash and cash equivalents were held in Venezuelan bolivares. For the three months ended March 31, 2010, the Company’s Venezuelan subsidiary generated approximately $12 of the Company’s consolidated revenue and $8 of the Company’s consolidated OIBDA at the fixed official rate. As of March 31, 2010, the Company’s Venezuelan subsidiary had $27 of net monetary assets of which $1 and $26 were denominated in U.S. Dollars and Venezuelan bolivares, respectively. The official exchange rate is 4.30 bolivares to the U.S. Dollar at March 31, 2010. The estimated exchange rate on the parallel market is between 6.90 and 7.00 bolivares to the U.S. Dollar at March 31, 2010.

Reclassifications

Certain amounts in the prior period unaudited condensed consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year presentation.

Recently Issued and Recently Adopted Accounting Pronouncements

In October 2009, the Financial Standards Accounting Board (“FASB”) issued amendments to FASB Accounting Standards Codification (“ASC”) Topic 605, with respect to accounting and reporting guidance for revenue-generating arrangements with multiple deliverables, which (a) amend the requirements entities must meet in order for elements to be considered separate units of accounting; (b) eliminate the requirement that entities have objective and reliable evidence of fair value for undelivered items in order to separate them from other elements in the arrangements; and (c) replace the residual method of allocating consideration with the relative selling price method. Under the relative selling price method for allocating consideration, entities must establish an estimated selling price for any units for which objective and reliable evidence of fair value or third party evidence of selling price is not determinable. ASC Topic 605 expands the qualitative and (if adoption impacts are significant) quantitative information required to be disclosed concerning revenue-generating arrangements with multiple deliverables.

This amended accounting guidance is effective for fiscal years beginning after June 15, 2010, with early adoption, as of the first fiscal year beginning after issuance of the amendments, permitted. It may be adopted prospectively to all new or significantly modified arrangements or retrospectively to all arrangements. The Company has elected to early adopt the new accounting guidance for revenue arrangements with multiple deliverables on a prospective basis as of January 1, 2010 and there was no significant impact to our consolidated financial results for the three months ended March 31, 2010.

The Company enters into managed service agreements with multiple deliverables such as professional services as well as telecommunication services and solutions and generally have minimum contract terms between two and seven years. Professional services are generally delivered during initial stages of contracts and telecommunication services over the contract term. Until the adoption of new guidance, a delivered element was considered a separate unit of accounting when it had value to the customer on a standalone basis, there was objective and reliable evidence of its fair value in the arrangement, and delivery or performance of undelivered elements was considered probable and substantially under our control. When the fair value of all elements could be determined, we allocated consideration to each undelivered unit of accounting using the relative fair value method, with unit values determined by internal or third-party analyses of market based prices. Otherwise, the residual value method would be used to allocate consideration to the combined undelivered elements, which would be deferred until final arrangement performance. In all cases, revenue from such arrangements was recognized when performance of the deliverable had occurred and all other revenue recognition criteria were met.

Upon adoption of the amended guidance for multiple element arrangements, we determine an estimated selling price for any elements for which objective and reliable evidence or third party evidence is not available and then allocate consideration to all elements using the relative selling price method. We establish vendor specific objective evidence using the price charged for a deliverable when sold separately or using the price established by management having the relevant authority. The best estimate of selling price is established considering internal factors, such as margin objectives and pricing practices. Revenue from these arrangements is recognized when performance of the deliverable occurs and all other revenue recognition criteria are met. There was no substantial change to the units of accounting we typically identify in such multiple deliverable agreements. We do not expect a significant impact on the pattern and timing of revenue recognition in the financial statements of future periods.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, carriers, share and per share information)

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

The 12% Senior Secured Notes are guaranteed by the vast majority of the Company’s direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment and certain other subsidiaries as described in the indenture. The obligations of GCL and the guarantors in respect of the notes are senior obligations which rank equal in right of payment with all of their existing and future senior indebtedness. In addition, the 12% Senior Secured Notes are secured by first-priority liens, subject to certain exceptions, on GCL’s and certain of the guarantor’s existing and future assets. These assets generally include the “Specified Tangible Assets” (defined in the notes indenture as cash and cash equivalents, accounts receivable from third parties and property, plant and equipment (other than property, plant and equipment under capital leases and leasehold improvements)) of GCL and the “Grantor Guarantors” organized in “Approved Jurisdictions” (as such terms are defined in the notes indenture). The book value of such “Specified Tangible Assets” as of March 31, 2010 was $1,165, which exceeds the $1,000 threshold required to incur indebtedness and make restricted payments pursuant to certain of the exceptions to the covenants in the notes indenture.

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

Other Financing Activities

During the three months ended March 31, 2010, the Company entered into one debt agreement to finance various equipment purchases and software licenses. The total debt obligation resulting from this agreement was $4 and is payable over one year with annual interest of 8.8%. In addition, the Company also entered into various capital leasing arrangements that aggregated $12. These agreements have terms that range from 15 to 48 months with a weighted average effective interest rate of 11.6%.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, using 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2009 Excess Cash Offer, GCUK made an offer in April 2010 of approximately $18, exclusive of accrued but unpaid interest. Such offer to purchase will expire on May 11, 2010 and any associated purchases are required to be completed within 150 days after December 31, 2009.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, carriers, share and per share information)

(unaudited)

4. RESTRUCTURING ACTIVITIES

Below is a description of the Company’s significant restructuring plans:

2007 Restructuring Plans

During 2007, the Company adopted a restructuring plan as a result of the Impsat Fiber Networks, Inc. (“Impsat”) acquisition under which redundant Impsat employees were terminated. As a result, the Company incurred cash restructuring costs of approximately $8 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of March 31, 2010 and December 31, 2009, the remaining liability of the restructuring reserve was $6 and $7, respectively, all related to the GC Impsat Segment. In July 2009, the Company settled a claim initiated in October 2007 by a former director and officer of Impsat to be paid out in installments through February 2011. In February 2010, the Company settled another claim initiated in November 2007 by a former officer of Impsat which was fully paid in April 2010.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $82 as of March 31, 2010), offset by anticipated receipts from existing and future third-party subleases. As of March 31, 2010, anticipated third-party sublease receipts were $72, representing $53 from subleases already entered into and $19 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the three months ended March 31, 2010:

Facility Closings
Balance at December 31, 2009	$17
Change in estimated liability	(2)
Deductions	(2)
Foreign currency impact	(1)

Balance at March 31, 2010	$12

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$111	$117
Accrued payroll, bonus, commissions, and related benefits	69	58
Accrued professional fees	8	9
Accrued interest	22	29
Accrued real estate and related costs	14	22
Accrued capital expenditures	4	4
Income taxes payable	8	10
Accrued third party maintenance costs	9	10
Customer deposits	35	34
Other	64	79

Total other current liabilities	$344	$372

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, carriers, share and per share information)

(unaudited)

6. COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Net loss	$(119)	$(58)
Foreign currency translation adjustment	27	18
Unrealized derivative loss on cash flow hedges	—	(1)

Comprehensive loss	$(92)	$(41)

7. LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 for the three months ended March 31, 2010 and 2009.

Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three months ended March 31, 2010 and 2009, diluted loss per common share is the same as basic loss per common share.

Diluted loss per share for the three months ended March 31, 2010 and 2009 does not include the effect of the following potential shares, as they are anti-dilutive:

Potential common shares excluded from the calculation of diluted loss per share	Three Months Ended March 31,
	2010	2009
	(in millions)
Preferred stock	18	18
Employee stock awards	3	—

Diluted weighted average number of common shares	21	18

Employee stock awards to purchase approximately 1 million shares for $10.16 or $15.39 per share were not included in the dilutive income per share calculation for the three months ended March 31, 2009 as the exercise price is greater than the average market price per share.

The 5% Convertible Notes which are convertible into approximately 6.3 million shares at a conversion price of $22.98 per share were not included in the dilutive income per share calculation as the conversion price is greater than the average market price per share.

8. CONTINGENCIES

Contingencies

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at March 31, 2010 and December 31, 2009. In accordance with the accounting for contingencies as governed by ASC Topic 450, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has accrued for the

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, carriers, share and per share information)

(unaudited)

following matters in accordance with ASC Topic 450, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable developments in, or resolution or disposition of, one or more of these contingencies. The following is a description of the material legal proceedings involving the Company commenced or pending during the three months ended March 31, 2010.

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

(in millions, except countries, cities, carriers, share and per share information)

(unaudited)

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

Foreign Income Tax Audit

A tax authority in South America issued a preliminary notice of findings based on certain tax audits for calendar years 2001 and 2002. The examiner’s initial findings took the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. An official assessment of $27, including potential interest and penalties, was issued in 2005. Due to accrued interest and foreign exchange effects the total exposure has increased to $62. The Company challenged the assessment and commenced litigation in September 2006 to resolve its dispute with the tax authority.

Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses and related statutory penalties, fines, costs and expenses as a result of their separation from Impsat after the acquisition of Impsat by the Company. The asserted claims (including accrued interest and attorneys fees) aggregate approximately $25.

The Company has been in negotiations with the claimants over the amount of their claims and other issues arising out of their departure. The status of the legal proceedings brought by these remaining claimants is as follows. In November 2007, a former officer served the Company a complaint claiming damages. On February 15, 2010, the parties reached a final settlement at a conciliation hearing, which was approved by the Court and the case is now closed. In July 2008, a former officer commenced formal judicial proceedings on his claim and the Company responded seeking dismissal of the claim based on lack of jurisdiction. Such defense was rejected by the court and the case will now continue. The case is now in the evidentiary stage. In March 2009, this same former officer served the Company with an additional complaint for damages in another jurisdiction. The case is currently in the evidentiary stage. In July 2009, two additional executives notified us regarding claims for salary differences that they allegedly are entitled to receive and other labor-related claims that they intend to pursue. On September 14, 2009 those two executives notified the Company that, effective as of such date, they considered themselves constructively dismissed due to the Company’s failure to address their claims. Mandatory mediation hearings on each of the claims held during October 2009 did not resolve them and the former employees are now permitted to file a judicial claim. The Company expects formal litigation will be commenced on each of the claims. The Company has replied in each case and will continue to defend against these claims.

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

(in millions, except countries, cities, carriers, share and per share information)

(unaudited)

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

By order dated November 25, 2009, the Court dismissed the customer’s bankruptcy but decided to retain the adversary proceeding. After the dismissal of the bankruptcy, the Company terminated service to the customer on December 26, 2009. The adversary proceeding continues and the matter is in discovery. The Company amended its complaint to include allegations relating to the manipulation of traffic data, so called “ANI stripping”, and the customer filed its amended answer, affirmative defenses and counterclaims. The Company cannot predict the outcome of these proceedings.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, carriers, share and per share information)

(unaudited)

9. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three months ended March 31, 2010 and 2009, the Company received approximately $2 and $1, respectively, of collocation services from an affiliate of Singapore Technologies Telemedia Pte. Ltd. (“ST Telemedia”). Additionally, during the three months ended March 31, 2010 and 2009, the Company accrued dividends of $1 and $1, respectively, related to preferred stock held by affiliates of ST Telemedia.

At both March 31, 2010 and December 31, 2009, the Company had approximately $24 due to ST Telemedia and its subsidiaries and affiliates and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other deferred liabilities” in the accompanying condensed consolidated balance sheets.

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

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the United Kingdom (“U.K.”). The GC Impsat Segment is a provider of telecommunication services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all the operations of Global Crossing Limited and its subsidiaries excluding the GCUK and GC Impsat Segments and comprises operations primarily in North America, with smaller operations in Europe, Latin America, and a portion of the Asia/Pacific region and includes our subsea fiber network, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services including data, IP and voice products. The services provided by all the Company’s segments support a migration path to a fully converged IP environment.

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

There are material limitations to using non-U.S. GAAP financial measures. The Company’s calculation of OIBDA may differ from similarly titled measures used by other companies, and may not be comparable to those other measures. Additionally, OIBDA does not include certain significant items such as depreciation and amortization, interest income, interest expense, income taxes, other non-operating income or expense items, and preferred stock dividends. OIBDA should be considered in addition to, and not as a substitute for, other measures of financial performance reported in accordance with U.S. GAAP.

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, carriers, share and per share information)

(unaudited)

	Three months ended March 31,
	2010	2009
	(unaudited)
Revenues from external customers
GCUK	$120	$110
GC Impsat	130	114
ROW	398	385

Total consolidated	$648	$609

Intersegment revenues
GC Impsat	$2	$2
ROW	4	2

Total	$6	$4

Total segment operating revenues
GCUK	$120	$110
GC Impsat	132	116
ROW	402	387
Less: intersegment revenues	(6)	(4)

Total consolidated segments	$648	$609

	Three months ended March 31,
	2010	2009
	(unaudited)
OIBDA
GCUK	$30	$23
GC Impsat	40	39
ROW	7	13

Total consolidated segments	$77	$75

A reconciliation of OIBDA to income (loss) applicable to common shareholders follows:

	Three Months Ended March 31, 2010
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
	(unaudited)
OIBDA	$30	$40	$7	$—	$77
Depreciation and amortization	(17)	(24)	(47)	—	(88)

Operating income (loss)	13	16	(40)	—	(11)
Interest income	2	1	4	(7)	—
Interest expense	(14)	(7)	(35)	7	(49)
Other expense, net	(13)	(28)	(11)	—	(52)
Provision for income taxes	—	(6)	(1)	—	(7)
Preferred stock dividends	—	—	(1)	—	(1)

Loss applicable to common shareholders	$(12)	$(24)	$(84)	$—	$(120)

	Three Months Ended March 31, 2009
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
	(unaudited)
OIBDA	$23	$39	$13	$—	$75
Depreciation and amortization	(15)	(20)	(44)	—	(79)

Operating income (loss)	8	19	(31)	—	(4)
Interest income	2	1	1	(3)	1
Interest expense	(12)	(8)	(19)	3	(36)
Other income (expense), net	(3)	5	(17)	—	(15)
Provision for income taxes	—	(4)	—	—	(4)
Preferred stock dividends	—	—	(1)	—	(1)

Income (loss) applicable to common shareholders	$(5)	$13	$(67)	$—	$(59)

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except countries, cities, carriers, share and per share information)

(unaudited)

	March 31, 2010	December 31, 2009
	(unaudited)
Total Assets
GCUK	$596	$601
GC Impsat	761	807
ROW	1,586	1,654

Total segments	2,943	3,062
Less: Intercompany loans and accounts receivable	(600)	(574)

Total consolidated assets	$2,343	$2,488

	March 31, 2010	December 31, 2009
	(unaudited)
Unrestricted Cash
GCUK	$50	$60
GC Impsat	122	154
ROW	187	263

Total consolidated unrestricted cash	$359	$477

	March 31, 2010	December 31, 2009
	(unaudited)
Restricted Cash
GC Impsat	$3	$—
ROW	11	16

Total consolidated restricted cash	$14	$16

Eliminations include intersegment eliminations and other reconciling items.

The Company accounts for intersegment sales of products and services at current market prices.

11. FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued expenses and obligations under capital leases approximate their fair value (see Note 2, “Basis of Presentation” regarding the January 12, 2010 devaluation of the Venezuelan bolivar by the Venezuelan government). The fair values of the Company’s debt instruments are based on market quotes and management estimates. Management believes the carrying value of other debt approximates fair value as of March 31, 2010.

The fair values of our debt instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
12% Senior Secured Notes	$735	$833	$735	$816
GCUK Senior Secured Notes	426	440	441	441
5% Convertible Notes	132	145	130	139
Other debt	26	26	26	26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•

trends related to and management’s expectations regarding results of operations, required capital expenditures, integration of acquired businesses, revenues from existing and new lines of business and sales channels, Free Cash Flow, OIBDA, gross margin, order volumes, expenses and cash flows, including but not limited to those statements set forth in this Item 2; and

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

Risks Related to Liquidity and Financial Resources

•

We face a number of risks related to current global economic conditions and global credit markets. Turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition.

•

For most periods since our inception, we have incurred substantial operating losses and there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to fund our liquidity needs.

•	We may not be able to achieve anticipated economies of scale, which could prevent us from realizing necessary improvements in profitability and cash flows.

•

The sale of IRUs and similar prepayments for services are an important but volatile source of cash flows for us. If customers that traditionally prepay for services were to switch to monthly payment plans due to adverse economic and credit market conditions or otherwise, our liquidity would be adversely affected.

•

Cost of access represents our single largest expense and gives rise to material current liabilities. If demands from access vendors that we pay for services on a more timely basis continue to a greater degree than anticipated, or if access vendors were to insist on significant security deposits, we could be prevented from meeting our cash flow projections and our long-term liquidity requirements.

•

The covenants in our major debt instruments limit our financial and operational flexibility. Such debt instruments generally contain covenants and events of default that are customary for high-yield debt facilities. These covenants also impose significant restrictions on the ability of entities in our ROW and GC Impsat Segments from making intercompany funds transfers to entities in our GCUK Segment and vice versa. Additionally, the certificate of designations governing our 2% cumulative preferred shares requires the holder’s approval for certain major corporate actions by us and/or our subsidiaries.

•

Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial flexibility. Legal restrictions arising out of our international corporate structure include foreign exchange controls on the expatriation of funds that are particularly prevalent in Latin America. Also see “Risks related to our Operations,” below.

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

•

We and certain of our subsidiaries are Bermuda-based companies, and we believe that a significant portion of our income will not be subject to tax in Bermuda or in other countries in which we conduct activities or in which our customers are located. This position is subject to review and possible challenge by taxing authorities and to possible changes in law that may have a retroactive effect.

•	Certain North American and European hourly and salaried employees are covered by our defined benefit pension plans that may require additional funding and negatively impact our cash flows.

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

•

We may not be able to retain our key management personnel or attract additional skilled management personnel which could have a material adverse effect on our business, results of operations and financial condition.

•

Our recent capital expenditure levels may not be sustainable in the future, particularly as our business continues to grow. Our ability to fund future capital expenditures may be limited by our ability to generate sufficient cash flow, including raising any necessary financings.

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

•

We are subject to the Foreign Corrupt Practices Act (“FCPA”) and other anticorruption laws, and our failure to comply therewith could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition. Also see Part II, Item 1A of this quarterly report on Form 10-Q.

•

We are exposed to significant currency transfer restrictions and currency exchange rate risks and our net loss may suffer due to currency translations as certain of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Also see Part II, Item 1A of this quarterly report on Form 10-Q.

•	Economic and political conditions in Latin America pose numerous risks to our operations.

•	Inflation and certain government measures to curb inflation in some Latin American countries may have adverse effects on their economies, our business and our operations.

•	Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us for any reason.

Risks Related to Competition and our Industry

•	The prices that we charge for our services have been decreasing, and we expect that these decreases will continue over time.

•

Technological advances and regulatory changes are eroding traditional barriers between formerly distinct telecommunications markets, which could increase the competition we face and put downward pressure on prices.

•	Many of our existing and potential competitors have significant competitive advantages, which could place us at a cost and price disadvantage.

•	Failure to develop and introduce new services could affect our ability to compete in the industry.

•	Our selection of technology could prove to be incorrect, ineffective or unacceptably costly, which would limit our ability to compete effectively.

•

Our operations are subject to evolving regulation in each of the countries in which we operate and require us to obtain and maintain a number of governmental licenses and permits. If we fail to comply with regulatory requirements or to obtain and maintain those licenses and permits, we may not be able to conduct our business.

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

Other Risks

•	We are exposed to legal proceedings and contingent liabilities, including those related to Impsat that could result in material losses that we have not reserved against.

•	Our real estate restructuring reserve represents a material liability, the calculation of which involves significant estimation.

For a more detailed description of many of these risks and important additional risk factors, see Item 1A, “Business—Cautionary Factors That May Affect Future Results,” in our annual report on Form 10-K for the year ended December 31, 2009.

Executive Summary

Overview

We are a global communications service provider. We offer a full range of data, voice and collaboration services and deliver service to approximately 40 percent of the companies in the Fortune 500, as well as 700 carriers, mobile operators and Internet service providers around the world. We deliver converged IP services to more than 700 cities in more than 70 countries around the globe. Our operations are based principally in North America, Europe, Latin America and a portion of the Asia/Pacific region.

We report our financial results based on three separate operating segments: (i) Global Crossing (U.K.) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”) which provides services to customers primarily based in the U.K.; (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”) which provides services to customers in Latin America; and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) which represents all our operations outside of the GCUK Segment and the GC Impsat Segment and operates primarily in North America, with smaller operations in Europe, Latin America, and a portion of the Asia/Pacific region and includes our subsea fiber network. See below in this Item 2 and Note 10, “Segment Reporting,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding our operating segments.

First Quarter 2010 Highlights

Revenue from our enterprise, carrier data and indirect sales channel, which is the primary focus of our business strategy, increased $44 million, or 9%, to $554 million in the first quarter of 2010 compared to $510 million in the same period in 2009. This increase was primarily due to $25 million of beneficial foreign currency movements in the three months ended March 31, 2010 compared with the same period of 2009. In addition, this increase was driven by additional enterprise, carrier data and indirect channel sales driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets.

Consolidated OIBDA, which is a key measure we use to evaluate our profitability and operating performance, increased $2 million, or 3%, to $77 million in the first quarter of 2010 compared to $75 million in the same period in 2009 (see “Use of Certain non-GAAP Measures” below in this item 2 for further information about OIBDA). This increase was primarily the result of increased revenue due to continuing demand for our higher margin products and services as well as $5 million of beneficial foreign currency movements. This increase was partially offset by: (i) higher access costs associated with the increased revenue and higher costs associated with a subsea cable repair; (ii) higher third party maintenance costs; (iii) $7 million of higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010; and (iv) higher sales commissions and other payroll costs. OIBDA was additionally favorably impacted by: (i) lower real estate costs driven by a $6 million U.K. property tax refund, partially offset by higher rent and utilities costs; and (ii) lower other expenses driven by a $4 million insurance recovery in the U.K.

Our consolidated Free Cash Flow, which is a relevant indicator of our ability to generate cash to pay debt and a key measure we use to evaluate our liquidity, decreased $40 million, or 125%, to negative $72 million in the first quarter of 2010 compared to negative $32 million in the same period in 2009 (see “Use of Certain non-GAAP Measures” below in this item 2 for further information about Free Cash Flow). This decrease was primarily due to: (i) higher interest payments resulting from the issuance in September 2009 of our 12% Senior Secured Notes and the related debt refinancing which increased interest rates, the amount of debt outstanding and impacted the timing of interest payments; and (ii) lower receipts from the sale of IRUs and prepaid services.

Use of Certain non-GAAP Measures

OIBDA

The Company’s chief operating decision makers (“CODMs”) measure and evaluate our reportable segments based on operating income (loss) before depreciation and amortization (“OIBDA”). OIBDA differs from operating income (loss), as calculated in accordance with U.S. GAAP and reflected in our condensed consolidated financial statements, in that it excludes depreciation and amortization. Such excluded expenses primarily reflect the non-cash impacts of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods. In addition, OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for reinvestment, distributions or other discretionary uses.

OIBDA is an important part of our internal reporting and planning processes and a key measure to evaluate profitability and operating performance, make comparisons between periods, and to make resource allocation decisions.

There are material limitations to using non-U.S. GAAP financial measures. Our calculation of OIBDA may differ from similarly titled measures used by other companies, and may not be comparable to those other measures. Additionally, OIBDA does not include certain significant items such as depreciation and amortization, interest income, interest expense, income taxes, other non-operating income or expense items, and preferred stock dividends. OIBDA should be considered in addition to, and not as a substitute for, other measures of financial performance reported in accordance with U.S. GAAP.

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

See Note 10, “Segment Reporting,” in the accompanying condensed consolidated financial statements for a reconciliation of OIBDA to income (loss) applicable to common shareholders.

Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities less purchases of property and equipment as disclosed in the condensed consolidated statements of cash flows. Free Cash Flow differs from the net change in cash and cash equivalents in the condensed consolidated statements of cash flows in that it excludes the cash impact of: all investing activities (other than capital expenditures, which are a fundamental and recurring part of our business); all financing activities; and exchange rate changes on cash and cash equivalents balances.

We use Free Cash Flow as a relevant indicator of our ability to generate cash to pay debt. Free Cash Flow also is an important part of our internal reporting and a key measure used by us to evaluate liquidity from period to period. We believe that the investment community uses similar performance measures to compare performance of competitors in our industry.

There are material limitations to using non-GAAP financial measures. Our calculation of Free Cash Flow may differ from similarly titled measures used by other companies, and may not be comparable to those other measures. Moreover, we do not currently pay a significant amount of income taxes due to net operating losses, and we therefore generate higher Free Cash Flow than comparable businesses that do pay income taxes. Additionally, Free Cash Flow is subject to variability quarter over quarter as a result of the timing of payments related to accounts receivable and accounts payable and capital expenditures. Free Cash Flow also does not include certain significant cash items such as purchases and sales out of the ordinary course of business, proceeds from financing activities, repayments of capital lease obligations and other debt, and the effect of exchange rate changes on cash and cash equivalents balances. Free Cash Flow should be considered in addition to, and not as a substitute for, net change in cash and cash equivalents in the condensed consolidated statements of cash flows reported in accordance with GAAP.

We believe that Free Cash Flow is useful to our investors as it provides an indication of the underlying cash position of our everyday business operations and the ability to pay debt.

The following table provides a reconciliation of Free Cash Flow, which is considered a non-GAAP financial measure, to net cash provided by (used in) operating activities:

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
		(in millions)

Free cash flow	$(72)	$(32)	$(40)	(125)%
Purchases of property and equipment	41	38	3	8%

Net cash provided by (used in) operating activities	$(31)	$6	$(37)	NM

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

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

Certain of our accounting policies are deemed “critical,” as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a full description of our significant accounting policies, see Note 2, “Basis of Presentation and Significant Accounting Policies,” in our annual report on Form 10-K for the year ended December 31, 2009, as management believes that there have been no significant changes regarding our critical accounting policies since such time.

New Accounting Pronouncements

See Footnote 2, “Basis of Presentation” to our unaudited condensed consolidated financial statements for a full description of recently issued and recently adopted accounting pronouncements including the date of adoption and effects on our results of operations and financial position, where applicable.

Unaudited results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

Consolidated Results

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
		(in millions)
Revenue	$648	$609	$39	6%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(305)	(286)	19	7%
Real estate, network and operations	(99)	(97)	2	2%
Third party maintenance	(27)	(24)	3	13%
Cost of equipment and other sales	(24)	(23)	1	4%

Total cost of revenue	(455)	(430)

Gross margin	193	179
Selling, general and administrative	(116)	(104)	12	12%
Depreciation and amortization	(88)	(79)	9	11%

Operating loss	(11)	(4)
Other income (expense):
Interest income	—	1	(1)	(100)%
Interest expense	(49)	(36)	13	36%
Other expense, net	(52)	(15)	37	247%

Loss before provision for income taxes	(112)	(54)
Provision for income taxes	(7)	(4)	3	75%

Net loss	(119)	(58)
Preferred stock dividends	(1)	(1)	—	NM

Loss applicable to common shareholders	$(120)	$(59)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue.

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
		(in millions)

Enterprise, carrier data and indirect sales channel	$554	$510	$44	9%
Carrier voice	94	98	(4)	(4)%
Other	—	1	(1)	(100)%

Consolidated revenues	$648	$609	$39	6%

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

Our consolidated revenue increased in the three months ended March 31, 2010 compared with the same period in 2009 primarily due to: (i) $26 million of beneficial foreign currency movements; and (ii) additional enterprise, carrier data and indirect channel sales driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets. This increase was partially offset by a decline in our carrier voice business.

Our revenue reflected continuing demand for our IP VPN, enterprise voice and data center services. Our sales order levels are a key indicator of continuing strength in customer demand for our services. The average monthly estimated gross value for sales orders was $4.4 million in the three months ended March 31, 2010, compared with $3.8 million in the three months ended December 31, 2009. This metric is used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired, and they exclude the effects of the replacement of existing services with new services, credits and attrition (defined as customer disconnects, price reductions on contract renegotiations and customer usage declines). Other key metrics used by management are revenue attrition and pricing trends for products in our enterprise, carrier data and indirect sales channel. Revenue attrition in the first quarter of 2010 was in line with our recent historical average. Revenue attrition generally results from market dynamics and not customer dissatisfaction. Pricing for our VPN and managed services products has continued to decline at a relatively modest rate over the last few quarters, while pricing for specific data products such as high-speed transit and capacity services (specifically internet access arrangements used by content delivery and broadband service providers) has continued to decline at a greater rate.

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

Cost of Access.

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
		(in millions)

Enterprise, carrier data and indirect sales channel	$222	$196	$26	13%
Carrier voice	83	90	(7)	(8)%

Consolidated cost of access	$305	$286	$19	7%

Cost of access increased in the three months ended March 31, 2010 compared with the same period in 2009. The increase in our consolidated cost of access was driven by: (i) higher enterprise, carrier data and indirect channel sales revenue; (ii) $8 million of adverse foreign currency movements; and (iii) $3 million of costs associated with a subsea cable repair. The increase in our cost of access was partially offset by lower carrier voice sales revenue and our cost reduction initiatives to optimize access network costs and effectively lower unit prices.

Real Estate, Network and Operations. Real estate, network and operations increased in the three months ended March 31, 2010 compared with the same period in 2009 primarily due to: (i) $6 million of adverse foreign currency movements; and (ii) $4 million of higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010. These increases were partially offset by: (i) $1 million of lower real estate costs driven by a $6 million property tax refund in the U.K., partially offset by higher rent and utilities costs; and (ii) a $5 million decrease in other expenses principally driven by a $4 million insurance recovery in the U.K.

Third Party Maintenance. Third party maintenance increased in the three months ended March 31, 2010 compared with the same period in 2009 primarily due to adverse foreign currency movements and $1 million of costs associated with a subsea cable repair.

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

The increase in SG&A in three months ended March 31, 2010 compared with the same period in 2009 was primarily due to: (i) $4 million of adverse foreign currency movements; (ii) $3 million of higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010; and (iii) $3 million of higher salaries and benefits principally driven by higher sales commissions.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including assets recorded under capital leases, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in the three months ended March 31, 2010 compared with the same period in 2009 primarily due to an increased asset base as a result of fixed asset additions, including assets recorded under capital leases, as well as by adverse foreign currency movements.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities, amortization of deferred finance costs and interest on late payments to vendors. The increase in interest expense in the three months ended March 31, 2010 compared with the same period in 2009 was primarily a result of: (i) an increase in the amount of debt outstanding as a result of the issuance of the 12% Senior Secured Notes on September 22, 2009, of which a substantial portion of the proceeds were used to retire other debt; and (ii) higher interest related to our pound sterling denominated GCUK Notes due to adverse foreign currency movements. Interest expense is expected to be higher in 2010 as compared with 2009 as a result of the debt refinancing discussed in the “2009 Highlights” section of Item 7 of our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Other income (expense), net. Other expense, net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. Other expense, net increased in the three months ended March 31, 2010 compared with the same period in 2009 primarily as a result of recording higher foreign exchange losses in the three months ended March 31, 2010. The higher foreign exchange losses were mainly due to a $27 million foreign exchange loss as a result of the devaluation of the Venezuelan bolivar in the first quarter of 2010.

Segment Results

Our CODMs assess performance and allocate resources based on three separate operating segments which we operate and manage as strategic business units: (i) the GCUK Segment; (ii) the GC Impsat Segment; and (iii) the ROW Segment.

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the U.K. The GC Impsat Segment is a provider of telecommunication services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all our operations outside the GCUK and GC Impsat Segments and operates primarily in North America, with smaller operations in Europe, Latin America and a portion of the Asia/Pacific region and includes our subsea fiber network, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services, including data, IP and voice products. The services provided by all our segments support a migration path to a fully converged IP environment.

Our CODMs measure and evaluate our reportable segments based on OIBDA (see “Use of Certain non-GAAP Measures” above in this Item 2 for further information about OIBDA).

GCUK Segment

Revenue

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
		(in millions)

GCUK
Enterprise, carrier data and indirect sales channel	$119	$107	$12	11%
Carrier voice	1	3	(2)	(67)%

	$120	$110	$10	9%

Revenue for our GCUK Segment increased in the three months ended March 31, 2010 compared with the same period of 2009 primarily as a result of $11 million of beneficial foreign currency movements.

One of our principal customer relationships is with the U.K. Foreign and Commonwealth Office (“FCO”), to whom we provide an international telecommunications network known as the FTN. Our contract to provide the FTN is scheduled to expire in May 2010. We have entered into transition arrangements in respect of the FCO’s migration to the replacement for the FTN. We do not expect this to have a significant impact on our 2010 results. In addition, we continue to pursue other ordinary course commercial opportunities with the FCO.

OIBDA

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
		(in millions)
GCUK
OIBDA	$30	$23	$7	30%

OIBDA in the GCUK Segment increased in the three months ended March 31, 2010 compared with the same period of 2009 primarily as a result of: (i) lower real estate costs driven by a $6 million U.K. property tax refund; (ii) lower other expenses driven by a $4 million insurance recovery; and (iii) $3 million of beneficial foreign currency movements. The increase in GCUK Segment OIBDA was partially offset by: (i) higher sales commissions and other payroll costs resulting from increased sales resource headcount; and (ii) higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010.

GC Impsat Segment

Revenue

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
		(in millions)
GC Impsat
Enterprise, carrier data and indirect sales channel	$127	$111	$16	14%
Carrier voice	3	3	—	NM
Intersegment revenues	2	2	—	NM

	$132	$116	$16	14%

Revenue for our GC Impsat Segment increased in the three months ended March 31, 2010 compared with the same period of 2009 primarily as a result of $12 million of beneficial foreign currency movements and as a result of continuing demand for our broadband lease and data center products.

OIBDA

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
		(in millions)
GC Impsat
OIBDA	$40	$39	$1	3%

OIBDA in the GC Impsat Segment increased in the three months ended March 31, 2010 compared with the same period of 2009 primarily as a result of continuing demand for broadband lease and data center products. In addition, beneficial foreign currency movements increased GC Impsat Segment OIBDA by $4 million in the three months ended March 31, 2010 compared with the same period of 2009. This increase in GC Impsat Segment OIBDA was partially offset by: (i) higher third party maintenance costs ($1 million of costs associated with a subsea cable repair); (ii) higher intercompany access charges; and (iii) higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010.

ROW Segment

Revenue

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
		(in millions)
ROW
Enterprise, carrier data and indirect sales channel	$308	$292	$16	5%
Carrier voice	90	92	(2)	(2)%
Other	—	1	(1)	(100)%
Intersegment revenues	4	2	2	100%

	$402	$387	$15	4%

Revenue for our ROW Segment increased in the three months ended March 31, 2010 compared with the same period of 2009 primarily as a result of: (i) continuing demand for enterprise voice services, data center products and IP services; and (ii) $3 million of beneficial foreign currency movements. The increase in ROW Segment revenue was partially offset by a decline in carrier voice revenue. Carrier voice revenue levels continue to be in line with our strategy of managing this business to optimize margin performance.

OIBDA

	Three Months Ended March 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
		(in millions)
ROW
OIBDA	$7	$13	$(6)	(46)%

OIBDA in our ROW Segment decreased in the three months ended March 31, 2010 compared with the same period of 2009 primarily as a result of: (i) $5 million of higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010; (ii) $3 million of costs associated with a subsea cable repair; and (iii) $2 million of adverse foreign currency movements. The decrease in ROW Segment OIBDA was partially offset by increased revenue due to continuing demand for our higher margin products and services described above.

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

At March 31, 2010, our available liquidity consisted of $359 million of unrestricted cash and cash equivalents. In addition, at March 31, 2010, we also held $14 million in restricted cash and cash equivalents. Our restricted cash and cash equivalents comprise cash collateral for letters of credit or performance bonds issued in favor of certain of our vendors and deposits securing real estate obligations.

Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for non-essential goods (which we believe includes our products and services). This devaluation reduced our unrestricted cash and cash equivalents by approximately $27 million based on the bolivares balances as of such date (see “Currency Risk” below in this Item 2 for further information related to the impact of the devaluation of the Venezuelan bolivar).

In the long term, we expect our operating results and cash flows to continue to improve as a result of the continued growth of our higher margin enterprise, carrier data and indirect sales channel business, including the economies of scale expected to result from such growth, and from ongoing cost management initiatives, including initiatives to optimize the access network and effectively lower unit prices. Thus, in the long term, we expect to generate positive cash flow from operating activities in an amount sufficient to fund all investing and financing requirements, subject to the possible need to refinance our existing major debt instruments as described below. However, our ability to improve cash flows is subject to the risks and uncertainties described above in this Item 2 under “Cautionary Note Regarding Forward-Looking Statements” as well as the variability of quarterly liquidity discussed below.

In 2010, operating cash flows will be adversely impacted by approximately $55 million of incremental annual interest payments primarily resulting from the issuance of the 12% Senior Secured Notes and the associated refinancing. We also anticipate lower sales of IRUs and prepaid services than realized in 2009. Despite these factors, in the short-term we expect cash provided by operating activities (including IRUs and other prepaid sales) to exceed purchases of property and equipment. This expectation is based in part on raising financing for such property and equipment from vendors and others in amounts somewhat lower than those arranged in 2009. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. In addition, our short-term liquidity and more specifically our quarterly liquidity expectations are subject to considerable variability as a result of the timing of interest payments as well as the following factors:

•	Working capital variability significantly impacts our cash flows and causes our intra-quarter cash balances to drop to levels significantly lower than those prevailing at the end of a quarter.

•

We rely on the sale of IRUs and prepaid services, which often involve large dollar amounts and are difficult to predict. During the three months ended March 31, 2010, we received $23 million of cash receipts from the sale of IRUs and prepaid services compared to $32 million in the same period of 2009. Our forecasted cash flows for 2010 contemplate lower sales of IRUs and prepaid services as compared to the $130 million in 2009.

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

•

Restrictions on the conversion of the Venezuelan bolivar into U.S. Dollars have resulted in the buildup of a material excess bolivar cash balance, which is carried on our books at the official exchange rate, attributing to the bolivar a value that is significantly greater than the value prevailing on the parallel market. If we elected, or were required, to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars using unofficial, parallel currency-exchange mechanisms that may be available from time to time, material currency exchange losses would likely be incurred in the period of conversion. Additionally, if we further determined that the unofficial parallel rate should be used in the future to measure assets, liabilities and transactions, reported results could be further adversely affected. See below in this Item 2 under “Currency Risk” for further information.

•

Our liquidity may also be adversely affected if we settle or are found liable in respect of contingent legal, tax and other liabilities, and the amount and timing of the resolution of these contingencies remain uncertain.

•

Cash outlays for purchases of property and equipment can vary significantly from quarter to quarter due primarily to the timing of major network upgrades. Although we have the flexibility to reduce expected capital expenditures in future periods to conserve cash, the majority of our capital expenditures are directly related to customer requirements and therefore ultimately generate long-term cash flows.

The vast majority of our long-term debt and capital lease obligations mature after 2010. However, we have approximately $85 million related to various debt agreements that are due and payable in the next twelve months, including the Excess Cash Offer (see GCUK Notes Tender Offer below) in which we made an offer to repurchase approximately $18 million of the GCUK Notes. With regard to our major debt instruments, (i) the $144 million original principal amount of our 5% Convertible Notes matures in 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share); (ii) the $424 million principal amount of the GCUK Notes matures in 2014 ($18 million of which is subject to the Excess Cash Offer); and (iii) the $750 million original principal amount of the 12% Senior Secured Notes matures in 2015. If cash on hand at the time any of these debt instruments mature is insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time.

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

At March 31, 2010, unrestricted cash and cash equivalents were $50 million, $122 million, and $187 million at our GCUK, GC Impsat and ROW Segments, respectively (see below in this Item 2 under “Currency Risk” for information related to the devaluation of the Venezuelan bolivar on January 12, 2010). Operational constraints require us to maintain significant minimum cash balances in each of our segments. On March 30, 2010, GCUK Segment borrowed $20 million from the ROW Segment to ensure cash balances were at prudent levels upon completion of the annual Excess Cash Offer for the GCUK Notes. We believe that this loan, which is payable September 2013, and likely future intersegment funds transfers in amounts permitted by our debt instruments will be sufficient to enable each of our segments to reach the point of sustained recurring positive cash flow from operating and investing activities. Most of our assets have been pledged to secure our indebtedness. Failure to comply with the covenants in any of our debt instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts. Such acceleration would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under a capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain debt instruments.

Indebtedness

At March 31, 2010, we had $1.453 billion of indebtedness outstanding (including long and short term debt and capital lease obligations), consisting of $426 million of GCUK Notes ($424 million aggregate principal plus $2 million of net unamortized premium), $132 million of 5% Convertible Notes ($144 million aggregate principal less $12 million of unamortized discount), $735 million of 12% Senior Secured Notes ($750 million aggregate principal less $15 million of unamortized discount), $134 million of capital lease obligations and $26 million of other debt.

We are in compliance with all covenants under our material debt agreements and expect to continue to be in compliance.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our 2009 annual report on Form 10-K, for a description of the GCUK Notes, 5% Convertible Notes and 12% Senior Secured Notes.

Financing Activities

During the three months ended March 31, 2010, the Company entered into one debt agreement to finance various equipment purchases and software licenses. The total debt obligation resulting from this agreement was $4 million and is payable over one year with annual interest of 8.8%. In addition, the Company also entered into various capital leasing arrangements that aggregated $12 million. These agreements have terms that range from 15 to 48 months with a weighted average effective interest rate of 11.6%.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2009 Excess Cash Offer, we made an offer in April 2010 to purchase approximately $18 million, exclusive of accrued but unpaid interest. Such offer to purchase will expire on May 11, 2010 and any associated purchases are required to be completed within 150 days after December 31, 2009.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,		$ Increase/ (Decrease)
	2010	2009
		(in millions)
Net cash flows provided by (used in) operating activities	$(31)	$6	$(37)
Net cash flows used in investing activities	(39)	(36)	(3)
Net cash flows used in financing activities	(20)	(22)	2
Effect of exchange rate changes on cash and cash equivalents	(28)	(2)	(26)

Net decrease in cash and cash equivalents	$(118)	$(54)	$(64)

Cash Flows from Operating Activities

Cash flows used in operating activities increased in the three months ended March 31, 2010 compared with the same period in 2009 primarily as a result of higher interest payments and lower IRU and prepaid services receipts in the current period. During the three months ended March 31, 2010, we made $47 million of interest payments compared with $23 million in the same period of 2009. During the three months ended March 31, 2010 we received $23 million of cash receipts from the sale of IRUs and prepaid services compared with $32 million in the same period of 2009.

Cash Flows from Investing Activities

Cash flows used in investing activities increased in the three months ended March 31, 2010 compared with the same period in 2009 as a result of an increase in capital purchases.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased in the three months ended March 31, 2010 compared with the same period in 2009 primarily as a result of a decrease in amounts paid for employee taxes on certain share-based compensation.

Contractual Cash Commitments

During the three months ended March 31, 2010, we entered into the following significant contractual commitments: (i) an amendment to an equipment and service agreement that requires payment of $30 million (including value added taxes of approximately $6 million) over the next two years; and (ii) an extension of agreement for supply, installation and maintenance of customer premises equipment that requires a payment of $23 million through 2013.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small in a numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of March 31, 2010 and December 31, 2009, our receivables related to our carrier sales channels represented approximately 55% and 43%, respectively, of our consolidated receivables. Also as of March 31, 2010 and December 31, 2009, our receivables due from various agencies of the U.K. Government together represented approximately 11% and 5%, respectively, of our consolidated receivables.

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

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for non-essential goods (which we believe includes our products and services). This devaluation reduced our net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 million based on the bolivares balances as of such date resulting in a corresponding foreign exchange loss, which was recorded to other expense, net in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2010.

The current official rate continues to attribute to the bolivar a value that is significantly greater than the value prevailing on the parallel market. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas (“CADIVI”) and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks. We cannot predict if and when we will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of receipt of such approval. At March 31, 2010, we had $19 million registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. If we elected, or were required, to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars using unofficial, parallel currency-exchange mechanisms that may be available from time to time, material currency exchange losses would likely be incurred in the period of conversion. Additionally, if we further determined that the unofficial parallel rate should be used in the future to measure bolivar-based assets, liabilities and transactions, reported results could be further adversely affected. As of March 31, 2010, approximately $30 million (valued at the fixed official rate) of our cash and cash equivalents were held in Venezuelan bolivares. For the three months ended March 31, 2010, our Venezuelan subsidiary generated approximately $12 million of our consolidated revenue and $8 million of our consolidated OIBDA at the fixed official rate. As of March 31, 2010, our Venezuelan subsidiary had $27 million of net monetary assets of which $1 million and $26 million were denominated in U.S. Dollars and Venezuelan bolivares, respectively. The official exchange rate is 4.30 bolivares to the U.S. Dollar at March 31, 2010. The estimated exchange rate on the parallel market is between 6.90 and 7.00 bolivares to the U.S. Dollar at March 31, 2010. As of March 31, 2010 our Venezuelan subsidiary had $62 million of net assets, of which $24 million may not be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI). This amount represents the difference in value of our Venezuelan subsidiary’s net assets calculated using the official exchange rate as of March 31, 2010 versus such subsidiary’s net assets calculated using our estimate of the parallel market rate as at such date (since no third party consent is required to convert bolivares into U.S. Dollars on the parallel market and to then transfer such dollars to GCL).

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

As of March 31, 2010 we did not have any off-balance sheet arrangements outstanding.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7A in the Company’s 2009 annual report on Form 10-K for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2010.

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

Except as noted above, there were no other material changes in our internal control over financial reporting during the first quarter of 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8, “Contingencies”, to the accompanying unaudited condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in the most significant factors that make an investment in the Company speculative or risky from those set forth in Item 1A., “Risk Factors,” to the Company’s annual report on Form 10-K for the year ended December 31, 2009.

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that we, our employees and agents comply with the FCPA, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. As previously disclosed, between 2004 and 2006 (prior to our acquisition of Impsat in May 2007), Impsat paid approximately $23,000 (based on the exchange rate at the time of payment) to government officials to allow performance of construction work notwithstanding the fact that required permits were not obtained. Also as previously disclosed, the Colombian National Attorney General (Procuraduría General de la Nación (“NAG”)) published a decision in November 2007 finding (as part of broader allegations unrelated to Impsat) that funds originated with Impsat had been used by a contractor retained by Impsat to bribe an official within Colombia’s homeland security agency (Departamento Administrativo de Seguridad (“DAS”)). Impsat retained the contractor in question in 2003 and paid him approximately $44,000 (based on the exchange rate at the time of payment) in 2004; we have not been able to determine whether any of these funds went to DAS officials. The NAG’s decision included a referral of the report and its findings to the criminal prosecutor, and the referral included specific reference to Impsat. One DAS official has been criminally convicted in connection with a related investigation, and criminal proceedings are pending against two other individuals (including a former senior official at DAS). We brought these matters to the attention of the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice in March 2008. Following that disclosure we were notified that the SEC had commenced an investigation of the matter. The staff of the SEC notified us in March 2010 that it has completed its investigation and does not intend to recommend any enforcement action by the SEC. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and results of operations.

In Venezuela, the official bolivares—U.S. dollar exchange rate established by the Venezuelan Central Bank and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value that is significantly greater than the value prevailing on the parallel market. The official rate is the rate used for recording the assets, liabilities and transactions for our Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for non-essential goods (which we believe includes our products and services). The estimated exchange rate on the parallel market is between 6.90 and 7.00 bolivares to the U.S. Dollar at March 31, 2010. This devaluation reduced our net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 million based on the bolivares balances as of such date resulting in a corresponding foreign exchange loss, which was recorded to other expense, net in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2010.

The current official rate continues to attribute to the bolivar a value that is significantly greater than the value prevailing on the parallel market. Moreover, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to registration and subject to a process of application and approval by the Comisión de Administración de Divisas (“CADIVI”) and to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Such approvals have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks. We cannot predict if and when we will obtain CADIVI approval to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate or the timing of receipt of such approval. As of March 31, 2010, approximately $30 million (valued at the fixed official rate) of our cash and cash equivalents were held in Venezuelan bolivares. For the three months ended March 31, 2010, our Venezuelan subsidiary generated approximately $12 million of our consolidated revenue and $8 million of our consolidated

OIBDA at the fixed official rate. As of March 31, 2010, our Venezuelan subsidiary had $27 million of net monetary assets of which $1 million and $26 million were denominated in U.S. dollars and Venezuelan bolivares, respectively. If we elected, or were required, to convert our Venezuelan subsidiary’s cash balances into U.S. dollars using unofficial, parallel currency-exchange mechanisms that may be available from time to time, material currency exchange losses would likely be incurred in the period of conversion. Additionally, if we further determined that the unofficial parallel rate should be used in the future to measure bolivar-based assets, liabilities and transactions, reported results could be further adversely affected.

Item 6.	Exhibits

Exhibits filed as part of this report are listed below.

10.1	Global Crossing 2010 Discretionary Incentive Bonus Program (filed herewith).

31.1	Certification by John J. Legere, Chief Executive Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification by John J. Legere, Chief Executive Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 4, 2010 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JOHN A. KRITZMACHER
John A. Kritzmacher
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)