Form 10-Q
period 2010-06-30
GLOBAL CROSSING LTD
filed 2010-08-03
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of July 30, 2010 was 60,477,709.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$328	$477
Restricted cash and cash equivalents - current portion	10	9
Accounts receivable, net of allowances of $50 and $50	336	328
Prepaid costs and other current assets	95	101

Total current assets	769	915

Restricted cash and cash equivalents - long term	5	7
Property and equipment, net of accumulated depreciation of $1,332 and $1,216	1,203	1,280
Intangible assets, net (including goodwill of $171 and $175)	191	198
Other assets	81	88

Total assets	$2,249	$2,488

LIABILITIES:
Current liabilities:
Accounts payable	$269	$312
Accrued cost of access	87	87
Short term debt and current portion of long term debt	157	37
Obligations under capital leases - current portion	51	49
Deferred revenue - current portion	177	174
Other current liabilities	370	384

Total current liabilities	1,111	1,043

Long term debt	1,163	1,295
Obligations under capital leases	79	90
Deferred revenue	323	334
Other deferred liabilities	60	86

Total liabilities	2,736	2,848

SHAREHOLDERS' DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 60,463,925 and 60,219,817 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	1,434	1,427
Accumulated other comprehensive income (loss)	8	(24)
Accumulated deficit	(1,932)	(1,766)

Total shareholders' deficit	(487)	(360)

Total liabilities and shareholders' deficit	$2,249	$2,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$630	$633	$1,278	$1,242
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(276)	(285)	(581)	(571)
Real estate, network and operations	(103)	(98)	(202)	(195)
Third party maintenance	(26)	(27)	(53)	(51)
Cost of equipment and other sales	(26)	(22)	(50)	(45)

Total cost of revenue	(431)	(432)	(886)	(862)

Gross margin	199	201	392	380
Selling, general and administrative	(106)	(108)	(222)	(212)
Depreciation and amortization	(82)	(82)	(170)	(161)

Operating income	11	11	-	7
Other income (expense):
Interest income	1	4	1	5
Interest expense	(48)	(38)	(97)	(74)
Other income (expense), net	(6)	58	(58)	43

Income (loss) before provision for income taxes	(42)	35	(154)	(19)
Provision for income taxes	(5)	(8)	(12)	(12)

Net income (loss)	(47)	27	(166)	(31)
Preferred stock dividends	(1)	(1)	(2)	(2)

Income (loss) applicable to common shareholders	$(48)	$26	$(168)	$(33)

Income (loss) per common share, basic:
Income (loss) applicable to common shareholders	$(0.79)	$0.43	$(2.78)	$(0.56)

Weighted average number of common shares	60,434,227	59,904,503	60,351,317	58,422,070

Income (loss) per common share, diluted:
Income (loss) applicable to common shareholders	$(0.79)	$0.34	$(2.78)	$(0.56)

Weighted average number of common shares	60,434,227	78,540,571	60,351,317	58,422,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net loss	$(166)	$(31)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property and equipment	(1)	-
Non-cash stock compensation expense	10	10
Depreciation and amortization	170	161
Provision for doubtful accounts	2	4
Amortization of prior period IRUs	(12)	(11)
Change in long term deferred revenue	8	32
Other	80	(46)
Change in operating working capital:
- Changes in accounts receivable	(24)	(17)
- Changes in accounts payable and accrued cost of access	(36)	(67)
- Changes in other current assets	(6)	(12)
- Changes in other current liabilities	(20)	27

Net cash provided by operating activities	5	50

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(90)	(92)
Proceeds from sale of property and equipment	1	-
Proceeds from sale of marketable securities	-	4
Change in restricted cash and cash equivalents	1	(2)

Net cash used in investing activities	(88)	(90)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	-	6
Repayment of capital lease obligations	(28)	(30)
Repayment of long term debt (including current portion)	(7)	(20)
Finance costs incurred	(1)	-
Payment of employee taxes on share-based compensation	(1)	(12)

Net cash used in financing activities	(37)	(56)

Effect of exchange rate changes on cash and cash equivalents	(29)	4

Net decrease in cash and cash equivalents	(149)	(92)
Cash and cash equivalents, beginning of period	477	360

Cash and cash equivalents, end of period	$328	$268

Non-cash investing and financing activites:
Capital lease and debt obligations incurred	$30	$25

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

Venezuelan Currency Risk

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value that is significantly greater than the value that prevailed on the unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. The Company uses the official rate to record the assets, liabilities and transactions of its Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced the Company’s net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 based on the bolivares balances as of such date, resulting in a corresponding foreign exchange loss, included in other expense, net in the Company’s unaudited condensed consolidated statement of operations for the six months ended June 30, 2010.

In an attempt to control inflation, on May 18, 2010, the Venezuelan government announced that the unregulated parallel currency exchange market would be shut down and that the BCV would be given control over the previously unregulated portions of the exchange market. In June 2010, a new regulated currency trading system controlled by the BCV, the Transaction System for Foreign Currency Denominated Securities (“SITME”), commenced operations and established an initial weighted average implicit exchange rate of approximately 5.30 bolivares to the U.S. Dollar. Subject to the limitations and restrictions imposed by the BCV, entities domiciled in Venezuela may access the SITME by buying U.S. dollar denominated securities through banks authorized by the BCV. The purpose of the new regulated system is to supplement the CADIVI application and approval process with an additional process that allows for quicker and smaller exchanges. Although the current SITME rate is less favorable than the official CADIVI rate, the Company believes that the SITME rate is more favorable than the rate that would prevail in an unregulated open market.

As indicated above, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to either the limitations and restrictions of the SITME or the CADIVI registration, application and approval process, and is also subject to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Approvals under the CADIVI process have become less forthcoming over time, resulting in a significant buildup of excess cash in the Company’s Venezuelan subsidiary and a significant increase in the Company’s exchange rate and exchange control risks.

At June 30, 2010, the Company had $17 of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. The Company cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. To date, the Company has not executed any exchanges through SITME. If the Company were to successfully avail itself of the SITME process to convert the Company’s Venezuelan subsidiary’s cash balances into U.S. Dollars, it would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if the Company were to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of June 30, 2010, approximately $34 (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at June 30, 2010 (“the “CADIVI rate”)) of the Company’s cash and cash equivalents was held in Venezuelan bolivares. For the three and six months ended June 30, 2010, the Company’s Venezuelan subsidiary generated approximately $13 and $25, respectively, of the Company’s consolidated revenue and $6 and $14, respectively, of the Company’s consolidated OIBDA, in each case based on the CADIVI rate. As of June 30, 2010, the Company’s Venezuelan subsidiary had $33 of net monetary assets of which $4 and $29 were denominated in U.S. Dollars and Venezuelan bolivares, respectively, in each case based on the CADIVI rate. As of June 30, 2010, the Company’s Venezuelan subsidiary had $67 of net assets, which may not be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

Reclassifications

Certain amounts in the prior period unaudited condensed consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year presentation.

Recently Issued and Recently Adopted Accounting Pronouncement

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

This amended accounting guidance is effective for fiscal years beginning after June 15, 2010, with early adoption, as of the first fiscal year beginning after issuance of the amendments, permitted. It may be adopted prospectively to all new or significantly modified arrangements or retrospectively to all arrangements. The Company has elected to early adopt the new accounting guidance for revenue arrangements with multiple deliverables on a prospective basis as of January 1, 2010 and there was no significant impact to our consolidated financial results for the three and six months ended June 30, 2010.

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

The 12% Senior Secured Notes are guaranteed by a majority of the Company’s direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment and certain other subsidiaries as described in the notes indenture (see Note 12, “Guarantees of Parent Company Debt”). The obligations of GCL and the guarantors in respect of the notes are senior obligations which rank equal in right of payment with all of their existing and future senior indebtedness. In addition, the 12% Senior Secured Notes are secured by first-priority liens, subject to certain exceptions, on GCL’s and certain of the guarantor’s existing and future assets. These assets generally include the “Specified Tangible Assets” (defined in the notes indenture as cash and cash equivalents, accounts receivable from third parties and property, plant and equipment (other than property, plant and equipment under capital leases and leasehold improvements)) of GCL and the “Grantor Guarantors” organized in “Approved Jurisdictions” (as such terms are defined in the notes indenture). The book value of such “Specified Tangible Assets” as of June 30, 2010 was $1,093, which exceeds the $1,000 threshold required to incur indebtedness and make restricted payments pursuant to certain of the exceptions to the covenants in the notes indenture.

On July 1, 2010, the Company commenced an offer to exchange the notes issued on September 22, 2009 for an identical series of notes that have been registered under the Securities Act of 1933, as amended (the “Securities Act”) with the Securities and Exchange Commission (the “SEC”). The exchange offer expired on July 30, 2010 and settlement occurred promptly thereafter. All $750 aggregate outstanding principal amount of notes participated in the exchange offer. The exchange offer satisfied an obligation incurred by the Company under a registration rights agreement that the Company entered into in connection with the original issuance of the notes.

Other Financing Activities

During the six months ended June 30, 2010, the Company entered into one debt agreement to finance various equipment purchases and software licenses. The total debt obligation resulting from this agreement was $4 and is payable over one year with an annual interest rate of 8.8%. In addition, the Company also entered into various capital leasing arrangements that aggregated $26. These agreements have terms that range from 12 to 48 months with a weighted average effective interest rate of 10.5%.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, using 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2009 Excess Cash Offer, GCUK made an offer for $18 and purchased less than $1 in principal amount of the GCUK Notes, exclusive of accrued but unpaid interest.

If the current year-to-date results were the results for the full year to December 31, 2010, the Company would be obligated to make an Excess Cash Offer of $6, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of year-end, and the associated purchases are required to be completed within 150 days after year-end.

4. RESTRUCTURING ACTIVITIES

At June 30, 2010 and December 31, 2009, restructuring liabilities are included in other current liabilities and other deferred liabilities in the Company’s condensed consolidated balance sheets. Below is a description of the Company’s significant restructuring plans:

2007 Restructuring Plan

During 2007, the Company adopted a restructuring plan as a result of the Impsat Fiber Networks, Inc. (“Impsat”) acquisition under which redundant Impsat employees were terminated. As a result, the Company incurred cash restructuring costs of approximately $8 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of June 30, 2010 and December 31, 2009, the remaining liability of the 2007 restructuring plan was $5 and $7, respectively, all related to the GC Impsat Segment. In July 2009, the Company settled a claim initiated in October 2007 by a former director and officer of Impsat to be paid out in installments through February 2011. In February 2010, the Company settled another claim initiated in November 2007 by a former officer of Impsat which was fully paid in April 2010.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $74 as of June 30, 2010), offset by anticipated receipts from existing and future third-party subleases. As of June 30, 2010, anticipated third-party sublease receipts were $65, representing $48 from subleases already entered into and $17 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the six months ended June 30, 2010:

Facility Closings
Balance at December 31, 2009	$17
Change in estimated liability	(2)
Deductions	(3)
Foreign currency impact	(2)

Balance at June 30, 2010	$10

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$109	$117
Accrued payroll, bonus, commissions, and related benefits	61	58
Other	60	79
Accrued interest	30	29
Customer deposits	29	34
Accrued preferred dividends (1)	24	-
Accrued real estate and related costs	15	22
Accrued third party maintenance costs	11	10
Accrued restructuring costs - current portion	9	12
Accrued professional fees	8	9
Income taxes payable	8	10
Accrued capital expenditures	6	4

Total other current liabilities	$370	$384

(1)	For further information see Note 9, “Related Party Transactions.”

6. COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net income (loss)	$(47)	$27	$(166)	$(31)
Foreign currency translation adjustment	5	(46)	32	(28)
Unrealized derivative loss on cash flow hedges	-	(2)	-	(3)

Comprehensive loss	$(42)	$(21)	$(134)	$(62)

7. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed as income (loss) applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Income (loss) applicable to common shareholders includes preferred stock dividends of $1 and $2 for each of the three months ended June 30, 2010 and 2009, and each of the six months ended June 30, 2010 and 2009, respectively.

Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three months ended June 30, 2010 and each of the six months ended June 30, 2010 and 2009, diluted loss per common share is the same as basic loss per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2010	2009	2010	2009
Basic income (loss) per share calculation

Numerator:
Income (loss) applicable to common shareholders	$(48)	$26	$(168)	$(33)

Denominator:
Weighted average number of common shares	60,434,227	59,904,503	60,351,317	58,422,070

Basic income (loss) per share	$(0.79)	$0.43	$(2.78)	$(0.56)

Diluted income (loss) per share calculation

Numerator:
Income (loss) applicable to common shareholders	$(48)	$26	$(168)	$(33)
Preferred stock dividends[1]	-	1	-	-

Income (loss) applicable to common shareholders	$(48)	$27	$(168)	$(33)

Denominator:
Weighted average number of common shares	60,434,227	59,904,503	60,351,317	58,422,070
Preferred stock	-	18,000,000	-	-
Employee stock awards	-	636,068	-	-

Diluted weighted average number of common shares	60,434,227	78,540,571	60,351,317	58,422,070

Diluted income (loss) per share	$(0.79)	$0.34	$(2.78)	$(0.56)

1 Preferred stock dividends not included in the dilutive calculation were $1, $2, and $2 for the three months ended June 30, 2010, and the six months ended June 30, 2010 and 2009, respectively.

Diluted loss per share for the three months ended June 30, 2010 and six months ended June 30, 2010 and 2009 do not include the effect of the following potential shares, as they are anti-dilutive:

Potential common shares excluded from the calculation of diluted loss per share	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Preferred stock	18,000,000	-	18,000,000	18,000,000
Share based awards	2,001,407	-	1,968,202	226,558

Diluted weighted average number of common shares	20,001,407	-	19,968,202	18,226,558

Employee stock awards to purchase approximately 1 million shares for $10.16 or $15.39 per share were not included in the dilutive income per share calculation for the three and six months ended June 30, 2009 as the exercise price is greater than the average market price per share.

The 5% Convertible Notes which are convertible into approximately 6.3 million shares at a conversion price of $22.98 per share were not included in the dilutive income per share calculation as the conversion price is greater than the average market price per share.

8. CONTINGENCIES

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at June 30, 2010 and December 31, 2009. In accordance with the accounting for contingencies as governed by ASC Topic 450, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has accrued for the following matters in accordance with ASC Topic 450, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable developments in, or resolution or disposition of, one or more of these contingencies. The following is a description of the material legal proceedings involving the Company commenced or pending during the six months ended June 30, 2010.

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

Claim by the U.S. Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the U.S. Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Ltd., a former subsidiary of the Company (“PCL”) violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration (“NOAA”). The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. On November 7, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the Bankruptcy Court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $14. An identical claim that had been filed in the bankruptcy proceedings of PCL was settled in principle in September 2005 and was subsequently approved by the court as part of the PCL plan of reorganization confirmed in an order dated November 10, 2005. In 2009, NOAA agreed with the Global Crossing Creditors’ Committee to accept a $1.5 million allowed unsecured claim in the Global Crossing bankruptcy. The claim has now been paid and the claim has been expunged.

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

Foreign Tax Audit

A tax authority in South America issued a preliminary notice of findings based on certain tax audits for calendar years 2001 and 2002. The examiner’s initial findings took the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. An official assessment of $27, including potential interest and penalties, was issued in 2005. Due to accrued interest and foreign exchange effects the total exposure has increased to $65. The Company challenged the assessment and commenced litigation in September 2006 to resolve its dispute with the tax authority.

Employee Severance Disputes

A number of former directors and executive officers of Impsat have asserted claims for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses and related statutory penalties, fines, costs and expenses as a result of their separation from Impsat after the acquisition of Impsat by the Company. The asserted claims (including accrued interest and attorneys fees) aggregate approximately $27.

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

In December 2004 and in March 2009, the tax authorities of the State of São Paulo, in Brazil, issued two infraction notices against Impsat Brazil for the collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. Both assessments plus fines and interest amount to approximately $23. A defense against the December 2004 assessment was filed on behalf of Impsat Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the State Administrative Court; however, the Company will seek judicial action to remove the tax assessment. A defense against the March 2009 assessment was also filed on behalf of Impsat Brazil, and the final administrative decision is still pending.

In addition, in April 2009, the tax authorities of the State of São Paulo issued an infraction notice against Impsat Brazil for the collection of ICMS supposedly due on the sale of internet access services by comparing such activity to communications services, on which the ICMS state tax is actually levied. This assessment plus fines and interest amount to approximately $8. Defenses were filed on behalf of Impsat Brazil, arguing that the provision of internet access services could not be treated as a communication service subject to ICMS. Final administrative decision is still pending.

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

After the filing of motions and responses, the Court issued an opinion on these matters on July 3, 2008. The Court held that the agreement did not permit the Company to increase the rates in the manner the Company did and that the Company: (a) breached the sales contract in so doing; and (b) was therefore not entitled to additional adequate assurance. The Court did, however, permit the Company to amend the Company’s complaint to plead a rescission claim, which the Company filed on July 14, 2008.

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

Municipality of Rio de Janeiro Telecommunications Services Fee

In April and May 2010, the Company received a collection notification from the municipality of Rio de Janeiro in Brazil regarding a fee in the amount of approximately $75 for the use of public space (including both air space and underground space) relating to ducts containing telecommunications cables. The Company is challenging the fee on multiple grounds, including the lack of objective criteria for the calculation of the fee, the existence of prior court injunctions barring collection of the fee and the unconstitutionality of the assessment. The Company has requested the municipality to suspend collection of the fee until final resolution of the objections asserted. In light of the issuance of decrees (or similar executive orders or legislation) in the municipalities of Sao Paulo, Fortaleza and Campinas that are similar to the decrees in Rio de Janeiro that gave rise to the aforementioned collection notification, those other municipalities may attempt to assess similar fees against our Brazilian affiliates in the future.

9. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three and six months ended June 30, 2010, the Company received approximately $2 and $3, respectively, of collocation services from an affiliate of ST Telemedia. During the three and six months ended June 30, 2009, the Company received approximately $1 and $2, respectively, of collocation services from an affiliate of ST Telemedia. Additionally, during the three and six months ended June 30, 2010 and 2009, the Company accrued dividends of $1 and $2, respectively, related to preferred stock held by affiliates of ST Telemedia.

At June 30, 2010 and December 31, 2009, the Company had approximately $25 and $24, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” at June 30, 2010 and in “other deferred liabilities” at December 31, 2009 in the accompanying condensed consolidated balance sheets.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues from external customers
GCUK	$115	$115	$235	$225
GC Impsat	135	123	265	237
ROW	380	395	778	780

Total consolidated	$630	$633	$1,278	$1,242

Intersegment revenues
GC Impsat	$2	$2	$4	$4
ROW	4	2	8	4

Total	$6	$4	$12	$8

Total segment operating revenues
GCUK	$115	$115	$235	$225
GC Impsat	137	125	269	241
ROW	384	397	786	784
Less: intersegment revenues	(6)	(4)	(12)	(8)

Total consolidated	$630	$633	$1,278	$1,242

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
OIBDA
GCUK	$20	$21	$50	$44
GC Impsat	41	44	81	83
ROW	32	28	39	41

Total segments	$93	$93	$170	$168

A reconciliation of OIBDA to income (loss) applicable to common shareholders follows:

	Three Months Ended June 30, 2010
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$20	$41	$32	$-	$93
Depreciation and amortization	(15)	(20)	(47)	-	(82)

Operating income (loss)	5	21	(15)	-	11
Interest income	2	-	6	(7)	1
Interest expense	(14)	(6)	(35)	7	(48)
Other income (expense), net	(1)	1	(6)	-	(6)
Benefit (provision) for income taxes	-	(6)	1	-	(5)
Preferred stock dividends	-	-	(1)	-	(1)

Income (loss) applicable to common shareholders	$(8)	$10	$(50)	$-	$(48)

	Three Months Ended June 30, 2009
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$21	$44	$28	$-	$93
Depreciation and amortization	(16)	(21)	(45)	-	(82)

Operating income (loss)	5	23	(17)	-	11
Interest income	1	2	4	(3)	4
Interest expense	(13)	(9)	(19)	3	(38)
Other income, net	28	7	23	-	58
Provision for income taxes	(1)	(5)	(2)	-	(8)
Preferred stock dividends	-	-	(1)	-	(1)

Income (loss) applicable to common shareholders	$20	$18	$(12)	$-	$26

	Six Months Ended June 30, 2010
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$50	$81	$39	$-	$170
Depreciation and amortization	(32)	(44)	(94)	-	(170)

Operating income (loss)	18	37	(55)	-	-
Interest income	4	1	10	(14)	1
Interest expense	(28)	(13)	(70)	14	(97)
Other expense, net	(14)	(27)	(17)	-	(58)
Provision for income taxes	-	(12)	-	-	(12)
Preferred stock dividends	-	-	(2)	-	(2)

Loss applicable to common shareholders	$(20)	$(14)	$(134)	$-	$(168)

	Six Months Ended June 30, 2009
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$44	$83	$41	$-	$168
Depreciation and amortization	(31)	(41)	(89)	-	(161)

Operating income (loss)	13	42	(48)	-	7
Interest income	3	3	5	(6)	5
Interest expense	(25)	(17)	(38)	6	(74)
Other income, net	25	12	6	-	43
Provision for income taxes	(1)	(9)	(2)	-	(12)
Preferred stock dividends	-	-	(2)	-	(2)

Income (loss) applicable to common shareholders	$15	$31	$(79)	$-	$(33)

	June 30, 2010	December 31, 2009
	(unaudited)
Total Assets
GCUK	$589	$601
GC Impsat	778	807
ROW	1,481	1,654

Total segments	2,848	3,062
Less: Intercompany loans and accounts receivable	(599)	(574)

Total consolidated assets	$2,249	$2,488

	June 30, 2010	December 31, 2009
	(unaudited)
Unrestricted Cash
GCUK	$58	$60
GC Impsat	139	154
ROW	131	263

Total consolidated unrestricted cash	$328	$477

	June 30, 2010	December 31, 2009
	(unaudited)
Restricted Cash
GC Impsat	$6	$-
ROW	9	16

Total consolidated restricted cash	$15	$16

Eliminations include intersegment eliminations and other reconciling items.

The Company accounts for intersegment sales of products and services at current market prices.

11. FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued expenses and obligations under capital leases approximate their fair value (see Note 2, “Basis of Presentation” regarding the January 12, 2010 devaluation of the Venezuelan bolivar by the Venezuelan government). The fair values of the Company’s debt instruments are based on market quotes and management estimates. Management believes the carrying value of other debt approximates fair value as of June 30, 2010.

The fair values of our debt instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
12% Senior Secured Notes	$736	$795	$735	$816
GCUK Senior Secured Notes	425	428	441	441
5% Convertible Notes	134	144	130	139
Other debt	25	25	26	26

12. GUARANTEES OF PARENT COMPANY DEBT

On September 22, 2009, GCL issued $750 in aggregate principal amount of 12% Senior Secured Notes due September 15, 2015 (the “Original Notes”). The Original Notes were guaranteed by a majority of the Company’s direct and indirect subsidiaries (the “Guarantors”), and were not registered under the Securities Act. As required under a registration rights agreement, the Company registered an identical series of notes (the “Exchange Notes”) under the Securities Act with the SEC and offered to exchange those Exchange Notes for the Original Notes. All $750 aggregate outstanding principal amount of Original Notes were exchanged for Exchange Notes in the exchange offer. The Exchange Notes are also guaranteed by the Guarantors. In connection with the registration of the Exchange Notes and related guarantees, GCL is required to provide the financial information set forth under Rule 3-10 of Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” (“Rule 3-10”).

The condensed consolidating financial information below has been prepared and presented pursuant to Rule 3-10. The column labeled Parent Company represents GCL’s stand alone results and its investment in all of its subsidiaries accounted for using the equity method. The Guarantors and the non-Guarantor subsidiaries are presented in separate columns and represent all the applicable subsidiaries on a combined basis. Intercompany eliminations are shown in a separate column.

	June 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$22	$225	$81	$-	$328
Restricted cash and cash equivalents - current portion	-	4	6	-	10
Accounts receivable, net of allowances	-	233	103	-	336
Accounts and loans receivable from affiliates	335	109	242	(686)	-
Prepaid costs and other current assets	-	40	55	-	95

Total current assets	357	611	487	(686)	769

Restricted cash and cash equivalents - long term	-	5	-	-	5
Property and equipment, net of accumulated depreciation	1	850	352	-	1,203
Intangible assets, net	-	141	50	-	191
Investments in subsidiaries	(573)	(173)	-	746	-
Loans receivable from affiliates	679	73	50	(802)	-
Other assets	26	41	14	-	81

Total assets	$490	$1,548	$953	$(742)	$2,249

LIABILITIES:
Current liabilities:
Accounts payable	$-	$182	$87	$-	$269
Accrued cost of access	-	72	15	-	87
Accounts and loans payable to affiliates	30	473	183	(686)	-
Short term debt and current portion of long term debt	134	4	19	-	157
Obligations under capital leases - current portion	-	38	13	-	51
Deferred revenue - current portion	-	112	65	-	177
Other current liabilities	68	172	130	-	370

Total current liabilities	232	1,053	512	(686)	1,111

Loans payable to affiliates	9	701	92	(802)	-
Long term debt	736	6	421	-	1,163
Obligations under capital leases	-	58	21	-	79
Deferred revenue	-	261	62	-	323
Other deferred liabilities	-	42	18	-	60

Total liabilities	977	2,121	1,126	(1,488)	2,736

SHAREHOLDERS' DEFICIT:
Total shareholders' deficit	(487)	(573)	(173)	746	(487)

Total liabilities and shareholders' deficit	$490	$1,548	$953	$(742)	$2,249

	December 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$95	$293	$89	$-	$477
Restricted cash and cash equivalents - current portion	-	9	-	-	9
Accounts receivable, net of allowances	-	241	87	-	328
Accounts and loans receivable from affiliates	316	77	242	(635)	-
Prepaid costs and other current assets	1	54	46	-	101

Total current assets	412	674	464	(635)	915

Restricted cash and cash equivalents - long term	-	7	-	-	7
Property and equipment, net of accumulated depreciation	2	891	387	-	1,280
Intangible assets, net	-	145	53	-	198
Investments in subsidiaries	(511)	(190)	-	701	-
Loans receivable from affiliates	678	94	80	(852)	-
Other assets	27	45	16	-	88

Total assets	$608	$1,666	$1,000	$(786)	$2,488

LIABILITIES:
Current liabilities:
Accounts payable	$4	$211	$97	$-	$312
Accrued cost of access	-	74	13	-	87
Accounts and loans payable to affiliates	30	450	155	(635)	-
Short term debt and current portion of long term debt	-	3	34	-	37
Obligations under capital leases - current portion	-	36	13	-	49
Deferred revenue - current portion	-	113	61	-	174
Other current liabilities	39	197	148	-	384

Total current liabilities	73	1,084	521	(635)	1,043

Loans payable to affiliates	8	713	131	(852)	-
Long term debt	865	7	423	-	1,295
Obligations under capital leases	-	66	24	-	90
Deferred revenue	-	262	72	-	334
Other deferred liabilities	22	45	19	-	86

Total liabilities	968	2,177	1,190	(1,487)	2,848

SHAREHOLDERS' DEFICIT:
Total shareholders' deficit	(360)	(511)	(190)	701	(360)

Total liabilities and shareholders' deficit	$608	$1,666	$1,000	$(786)	$2,488

	Three Months Ended June 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Revenue	$-	$465	$165	$-	$630
Revenue - affiliates	-	6	17	(23)	-

Total Revenue	-	471	182	(23)	630

Cost of revenue	-	(322)	(109)	-	(431)
Cost of revenue - affiliates	-	(17)	(6)	23	-

Total cost of revenue	-	(339)	(115)	23	(431)

Gross margin	-	132	67	-	199

Selling, general and administrative	(2)	(77)	(27)	-	(106)
Depreciation and amortization	-	(58)	(24)	-	(82)

Operating income (loss)	(2)	(3)	16	-	11

Other income (expense):
Interest income	-	1	-	-	1
Interest income - affiliates	-	2	1	(3)	-
Interest expense	(28)	(5)	(15)	-	(48)
Interest expense - affiliates	-	(1)	(2)	3	-
Other expense, net	-	(5)	(1)	-	(6)
Loss from equity investments in subsidiaries	(17)	(1)	-	18	-

Loss before provision for income taxes	(47)	(12)	(1)	18	(42)

Provision for income taxes	-	(5)	-	-	(5)

Net loss	(47)	(17)	(1)	18	(47)

Preferred stock dividends	(1)	-	-	-	(1)

Loss applicable to common shareholders	$(48)	$(17)	$(1)	$18	$(48)

	Three Months Ended June 30, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Revenue	$-	$470	$163	$-	$633
Revenue - affiliates	-	6	7	(13)	-

Total Revenue	-	476	170	(13)	633

Cost of revenue	(3)	(324)	(105)	-	(432)
Cost of revenue - affiliates	-	(7)	(6)	13	-

Total cost of revenue	(3)	(331)	(111)	13	(432)

Gross margin	(3)	145	59	-	201

Selling, general and administrative	(5)	(69)	(34)	-	(108)
Depreciation and amortization	(1)	(55)	(26)	-	(82)

Operating income (loss)	(9)	21	(1)	-	11

Other income (expense):
Interest income	-	4	-	-	4
Interest income - affiliates	-	-	1	(1)	-
Interest expense	(11)	(12)	(15)	-	(38)
Interest expense - affiliates	-	(1)	-	1	-
Other income (expense), net	(1)	36	23	-	58
Intercompany debt forgiveness income (expense)	-	(4)	4	-	-
Income from equity investments in subsidiaries	48	10	-	(58)	-

Income before provision for income taxes	27	54	12	(58)	35

Provision for income taxes	-	(6)	(2)	-	(8)

Net income	27	48	10	(58)	27

Preferred stock dividends	(1)	-	-	-	(1)

Income applicable to common shareholders	$26	$48	$10	$(58)	$26

	Six Months Ended June 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Revenue	$-	$943	$335	$-	$1,278
Revenue - affiliates	-	11	30	(41)	-

Total Revenue	-	954	365	(41)	1,278

Cost of revenue	(6)	(663)	(217)	-	(886)
Cost of revenue - affiliates	-	(30)	(11)	41	-

Total cost of revenue	(6)	(693)	(228)	41	(886)

Gross margin	(6)	261	137	-	392

Selling, general and administrative	(10)	(156)	(56)	-	(222)
Depreciation and amortization	(1)	(118)	(51)	-	(170)

Operating income (loss)	(17)	(13)	30	-	-

Other income (expense):
Interest income	-	1	-	-	1
Interest income - affiliates	-	3	3	(6)	-
Interest expense	(56)	(10)	(31)	-	(97)
Interest expense- affiliates	-	(3)	(3)	6	-
Other expense, net	-	(42)	(16)	-	(58)
Loss from equity investments in subsidiaries	(93)	(18)	-	111	-

Loss before provision for income taxes	(166)	(82)	(17)	111	(154)

Provision for income taxes	-	(11)	(1)	-	(12)

Net loss	(166)	(93)	(18)	111	(166)

Preferred stock dividends	(2)	-	-	-	(2)

Loss applicable to common shareholders	$(168)	$(93)	$(18)	$111	$(168)

	Six Months Ended June 30, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Revenue	$-	$923	$319	$-	$1,242
Revenue - affiliates	-	11	26	(37)	-

Total Revenue	-	934	345	(37)	1,242

Cost of revenue	(7)	(649)	(206)	-	(862)
Cost of revenue - affiliates	-	(26)	(11)	37	-

Total cost of revenue	(7)	(675)	(217)	37	(862)

Gross margin	(7)	259	128	-	380

Selling, general and administrative	(10)	(136)	(66)	-	(212)
Depreciation and amortization	(1)	(109)	(51)	-	(161)

Operating income (loss)	(18)	14	11	-	7

Other income (expense):
Interest income	-	5	-	-	5
Interest income - affiliates	-	1	3	(4)	-
Interest expense	(23)	(23)	(28)	-	(74)
Interest expense- affiliates	-	(3)	(1)	4	-
Other income (expense), net	(1)	23	21	-	43
Intercompany debt forgiveness income (expense)	-	(4)	4	-	-
Income from equity investments in subsidiaries	11	8	-	(19)	-

Income (loss) before provision for income taxes	(31)	21	10	(19)	(19)

Provision for income taxes	-	(10)	(2)	-	(12)

Net income (loss)	(31)	11	8	(19)	(31)

Preferred stock dividends	(2)	-	-	-	(2)

Income (loss) applicable to common shareholders	$(33)	$11	$8	$(19)	$(33)

	Six Months Ended June 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Cash flows provided by (used in) operating activities:

Net cash flows provided by (used in) operating activities	$(71)	$63	$13	$-	$5

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	-	(67)	(23)	-	(90)
Proceeds from sale of property and equipment	-	1	-	-	1
Loans made to affiliates	(1)	(20)	-	21	-
Change in restricted cash and cash equivalents	-	7	(6)	-	1

Net cash flows used in investing activities	(1)	(79)	(29)	21	(88)

Cash flows provided by (used in) financing activities:
Repayment of capital lease obligations	-	(20)	(8)	-	(28)
Repayment of long term debt (including current portion)	-	(4)	(3)	-	(7)
Finance costs incurred	(1)	-	-	-	(1)
Payment of employee taxes on share-based compensation	-	(1)	-	-	(1)
Proceeds from affiliate loans	-	1	20	(21)	-

Net cash flows provided by (used in) financing activities	(1)	(24)	9	(21)	(37)

Effect of exchange rate changes on cash and cash equivalents	-	(28)	(1)	-	(29)

Net decrease in cash and cash equivalents	(73)	(68)	(8)	-	(149)
Cash and cash equivalents, beginning of period	95	293	89	-	477

Cash and cash equivalents, end of period	$22	$225	$81	$-	$328

	Six Months Ended June 30, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Cash flows provided by (used in) operating activities:

Net cash flows provided by (used in) operating activities	$(4)	$41	$13	$-	$50

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	-	(74)	(18)	-	(92)
Proceeds from sale of marketable securities	4	-	-	-	4
Loans made to affiliates	-	(15)	-	15	-
Loan repayments from affiliates	-	12	-	(12)	-
Change in restricted cash and cash equivalents	-	(2)	-	-	(2)

Net cash flows provided by (used in) investing activities	4	(79)	(18)	3	(90)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	-	2	4	-	6
Repayment of capital lease obligations	-	(22)	(8)	-	(30)
Repayment of long term debt (including current portion)	(2)	(5)	(13)	-	(20)
Payment of employee taxes on share-based compensation	-	(10)	(2)	-	(12)
Proceeds from affiliate loans	-	-	15	(15)	-
Repayment of loans from affiliates	-	-	(12)	12	-

Net cash flows used in financing activities	(2)	(35)	(16)	(3)	(56)

Effect of exchange rate changes on cash and cash equivalents	-	-	4	-	4

Net decrease in cash and cash equivalents	(2)	(73)	(17)	-	(92)
Cash and cash equivalents, beginning of period	2	285	73	-	360

Cash and cash equivalents, end of period	$-	$212	$56	$-	$268

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

Second Quarter 2010 Highlights

Revenue from our enterprise, carrier data and indirect sales channel, which is the primary focus of our business strategy, increased $16 million, or 3%, to $555 million in the second quarter of 2010 compared to $539 million in the same period in 2009. This increase was primarily due to growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets and $7 million of beneficial foreign currency movements in the three months ended June 30, 2010 compared with the same period of 2009.

Consolidated OIBDA, which is a key measure we use to evaluate our profitability and operating performance, was $93 million in both in the second quarter of 2010 and the same period in 2009 (see “Use of Certain non-GAAP Measures” below in this Item 2 for further information about OIBDA). Excluding $2 million of beneficial foreign currency movements in the second quarter of 2010 as compared to the same period in 2009, consolidated OIBDA decreased as a result of: (i) the beneficial impact of an $8 million customer contract buyout recorded in the second quarter of 2009; (ii) higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010; and (iii) higher sales commissions and other payroll costs. These decreases were mostly offset by: (i) lower professional fees; and (ii) a decrease in bad debt expenses.

Our consolidated Free Cash Flow, which is a relevant indicator of our ability to generate cash to pay debt and a key measure we use to evaluate our liquidity, decreased $3 million, or 30%, to negative $13 million in the second quarter of 2010 compared to negative $10 million in the same period in 2009 (see “Use of Certain non-GAAP Measures” below in this Item 2 for further information about Free Cash Flow). This decrease was primarily due to slightly higher working capital requirements in the second quarter of 2010 compared to same period of the prior year, partially offset by lower capital expenditures in the current period.

Use of Certain non-GAAP Measures

OIBDA

The Company’s chief operating decision makers (“CODMs”) measure and evaluate our reportable segments based on operating income (loss) before depreciation and amortization (“OIBDA”). OIBDA differs from operating income (loss), as calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflected in our condensed consolidated financial statements, in that it excludes depreciation and amortization. Such excluded expenses primarily reflect the non-cash impacts of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods. In addition, OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for reinvestment, distributions or other discretionary uses.

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

See Note 10, “Segment Reporting,” to the accompanying unaudited condensed consolidated financial statements for a reconciliation of OIBDA to income (loss) applicable to common shareholders.

Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities less purchases of property and equipment as disclosed in the condensed consolidated statements of cash flows. Free Cash Flow differs from the net change in cash and cash equivalents in the condensed consolidated statements of cash flows in that it excludes the cash impact of: (i) all investing activities (other than capital expenditures, which are a fundamental and recurring part of our business); (ii) all financing activities; and (iii) exchange rate changes on cash and cash equivalents balances.

We use Free Cash Flow as a relevant indicator of our ability to generate cash to pay debt. Free Cash Flow also is an important part of our internal reporting and a key measure used by us to evaluate liquidity from period to period. We believe that the investment community uses similar performance measures to compare performance of competitors in our industry.

There are material limitations to using non-U.S. GAAP financial measures. Our calculation of Free Cash Flow may differ from similarly titled measures used by other companies, and may not be comparable to those other measures. Moreover, we do not currently pay a significant amount of income taxes due to net operating losses, and we therefore generate higher Free Cash Flow than comparable businesses that do pay income taxes. Additionally, Free Cash Flow is subject to variability quarter over quarter as a result of the timing of payments related to accounts receivable and accounts payable and capital expenditures. Free Cash Flow also does not include certain significant cash items such as purchases and sales out of the ordinary course of business, proceeds from financing activities, repayments of capital lease obligations and other debt, and the effect of exchange rate changes on cash and cash equivalents balances. Free Cash Flow should be considered in addition to, and not as a substitute for, net change in cash and cash equivalents in the condensed consolidated statements of cash flows reported in accordance with U.S. GAAP.

We believe that Free Cash Flow is useful to our investors as it provides an indication of the underlying cash position of our everyday business operations and the ability to pay debt.

The following table provides a reconciliation of Free Cash Flow, for the three months ended June 30, 2010 and 2009, which is considered a non-U.S. GAAP financial measure, to net cash provided by operating activities:

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
		(in millions)
Free cash flow	$(13)	$(10)	$(3)	(30%)
Purchases of property and equipment	49	54	(5)	(9%)

Net cash provided by operating activities	$36	$44	$(8)	(18%)

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on our knowledge of current events, our actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of our management, who continually evaluate the judgments, estimates and assumptions and may employ outside experts to assist in the evaluations.

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

Unaudited results of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009:

Consolidated Results

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
Revenue	$630	$633	$(3)	NM	$1,278	$1,242	$36	3%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(276)	(285)	(9)	(3%)	(581)	(571)	10	2%
Real estate, network and operations	(103)	(98)	5	5%	(202)	(195)	7	4%
Third party maintenance	(26)	(27)	(1)	(4%)	(53)	(51)	2	4%
Cost of equipment and other sales	(26)	(22)	4	18%	(50)	(45)	5	11%

Total cost of revenue	(431)	(432)			(886)	(862)

Gross margin	199	201			392	380
Selling, general and administrative	(106)	(108)	(2)	(2%)	(222)	(212)	10	5%
Depreciation and amortization	(82)	(82)	-	NM	(170)	(161)	9	6%

Operating income	11	11			-	7
Other income (expense):
Interest income	1	4	(3)	(75%)	1	5	(4)	(80%)
Interest expense	(48)	(38)	10	26%	(97)	(74)	23	31%
Other income (expense), net	(6)	58	(64)	NM	(58)	43	(101)	NM

Income (loss) before provision for income taxes	(42)	35			(154)	(19)
Provision for income taxes	(5)	(8)	(3)	(38%)	(12)	(12)	-	NM

Net income (loss)	(47)	27			(166)	(31)
Preferred stock dividends	(1)	(1)	-	NM	(2)	(2)	-	NM

Income (loss) applicable to common shareholders	$(48)	$26			$(168)	$(33)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue.

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
Enterprise, carrier data and indirect sales channel	$555	$539	$16	3%	$1,109	$1,049	$60	6%
Carrier voice	74	94	(20)	(21%)	168	192	(24)	(13%)
Other	1	-	1	NM	1	1	-	NM

Consolidated revenues	$630	$633	$(3)	NM	$1,278	$1,242	$36	3%

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

Our consolidated revenue decreased in the three months ended June 30, 2010 compared with the same period in 2009 primarily due to: (i) a decline in our carrier voice business driven by pricing actions to optimize margin performance; and (ii) an $8 million customer contract buyout recorded in the second quarter of 2009. The decrease in revenues was partially offset by: (i) additional enterprise, carrier data and indirect channel sales driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets; and (ii) $7 million of beneficial foreign currency movements.

Our consolidated revenue increased in the six months ended June 30, 2010 compared with the same period in 2009 primarily due to: (i) $32 million of beneficial foreign currency movements; and (ii) additional enterprise, carrier data and indirect channel sales driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets. This increase was partially offset by: (i) a decline in our carrier voice business; and (ii) the customer contract buyout mentioned above.

Our revenue reflected continuing demand for our IP VPN, enterprise voice and managed services. Our sales order levels are a key indicator of continuing strength in customer demand for our services. The average monthly estimated gross value for sales orders was $4.6 million in the three months ended June 30, 2010, compared with $4.4 million in the three months ended March 31, 2010.

This metric is used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired, and they exclude the effects of the replacement of existing services with new services, credits and attrition (defined as customer disconnects, price reductions on contract renegotiations and customer usage declines). Other key metrics used by management are revenue attrition and pricing trends for products in our enterprise, carrier data and indirect sales channel. Revenue attrition in the second quarter of 2010 was in line with our recent historical average. Revenue attrition generally results from market dynamics and not customer dissatisfaction. Pricing for our collaboration, VPN and managed services products continues to decline at a relatively modest rate, while pricing for specific data products such as high-speed transit and capacity services (specifically internet access arrangements used by content delivery and broadband service providers) is declining at a greater rate.

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

Cost of Access.

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
Enterprise, carrier data and indirect sales channel	$212	$199	$13	7%	$434	$395	$39	10%
Carrier voice	63	86	(23)	(27%)	146	176	(30)	(17%)
Other	1	-	1	NM	1	-	1	NM

Consolidated cost of access	$276	$285	$(9)	(3%)	$581	$571	$10	2%

Cost of access decreased in the three months ended June 30, 2010 compared with the same period in 2009. The decrease in our consolidated cost of access was driven by: (i) lower carrier voice sales revenue; and (ii) cost reduction initiatives to optimize access network costs and effectively lower unit prices. The decrease in our consolidated cost of access was partially offset by: (i) higher enterprise, carrier data and indirect channel sales revenue; and (ii) $1 million of adverse foreign currency movements.

Cost of access increased in the six months ended June 30, 2010 compared with the same period in 2009. The increase in our consolidated cost of access was driven by: (i) higher enterprise, carrier data and indirect channel sales revenue; and (ii) $9 million of adverse foreign currency movements. In addition, our consolidated cost of access for the six months ended June 30, 2010 included $3 million of costs associated with a subsea cable repair. The increase in our consolidated cost of access was partially offset as a result of lower carrier voice sales revenue and cost reduction initiatives.

Real Estate, Network and Operations. Real estate, network and operations increased in the three and six months ended June 30, 2010 compared with the same periods in 2009 primarily due to: (i) $2 million and $7 million, respectively, of adverse foreign currency movements; (ii) $1 million and $4 million, respectively, of higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010; and (iii) $3 million and $2 million, respectively, of higher real estate costs driven by higher facilities rent, maintenance and utilities. The higher real estate costs for the six months ended June 30, 2010 included the benefit of a $6 million property tax refund in the U.K. The increase in real estate, network and operations for the six months ended June 30, 2010 period was partially offset by a $5 million decrease in other expenses principally driven by a $4 million insurance recovery in the U.K.

Cost of Equipment and Other Sales. Cost of equipment and other sales increased in the three and six months ended June 30, 2010 compared with the same periods in 2009 primarily due to higher equipment sales and professional services costs. In addition, the six months ended June 30, 2010 compared with the same period in 2009 was affected by $3 million of adverse foreign currency movements.

Selling, general and administrative expenses (“SG&A”). SG&A consist of: (i) employee-related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees not directly attributable to the operation of our network; (ii) real estate expenses for all non-restructured administrative sites; (iii) bad debt expense; (iv) non-income taxes, including property taxes on owned real estate and taxes such as gross receipts taxes, franchise taxes and capital taxes; (v) restructuring costs; and (vi) regulatory costs, insurance, telecommunications costs, professional fees and license and maintenance fees for internal software and hardware.

The decrease in SG&A in the three months ended June 30, 2010 compared with the same period in 2009 was primarily due to: (i) $2 million of lower professional services fees; and (ii) a $2 million decrease in bad debt expense. The decrease in SG&A was partially offset by: (i) $1 million of adverse foreign currency movements; and (ii) $2 million of higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010.

The increase in SG&A in the six months ended June 30, 2010 compared with the same period in 2009 was primarily due to: (i) $5 million of adverse foreign currency movements; (ii) $5 million of higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010; and (iii) $5 million of higher salaries and benefits principally driven by higher sales commissions. The increase in SG&A was partially offset by: (i) $3 million of lower professional services fees; and (ii) a $2 million decrease in bad debt expense.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including assets recorded under capital leases, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization increased in the six months ended June 30, 2010 compared with the same period in 2009 primarily due to an increased asset base as a result of fixed asset additions, including assets recorded under capital leases, as well as by adverse foreign currency movements.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities, amortization of deferred finance costs and interest on late payments to vendors. The increase in interest expense in the three and six months ended June 30, 2010 compared with the same periods in 2009 was primarily a result of: (i) an increase in the amount of debt outstanding as a result of the issuance of the 12% Senior Secured Notes on September 22, 2009, of which a substantial portion of the proceeds was used to retire other debt; and (ii) higher interest related to our pound sterling denominated GCUK Notes due to adverse foreign currency movements. Interest expense is expected to be higher in 2010 as compared with 2009 as a result of the debt refinancing discussed in the “2009 Highlights” section of Item 7 of our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Other income (expense), net. Other expense, net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. Other expense, net increased in the three and six months ended June 30, 2010 compared with the same periods in 2009 primarily as a result of recording foreign exchange losses in the three and six months ended June 30, 2010 as compared to foreign exchange gains recorded in the same periods of the prior year. The foreign exchange losses in the six months ended June 30, 2010 included a $27 million foreign exchange loss as a result of the devaluation of the Venezuelan bolivar in the first quarter of 2010.

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

GCUK Segment

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$113	$113	$-	NM	$232	$220	$12	5%
Carrier voice	2	2	-	NM	3	5	(2)	(40%)

	$115	$115	$-	NM	$235	$225	$10	4%

Revenue for our GCUK Segment increased in the six months ended June 30, 2010 compared with the same period of 2009 primarily as a result of $10 million of beneficial foreign currency movements. Our GCUK Segment sales organization was supplemented in the first half of the year, although the additional resources have not yet resulted in appreciable revenue growth.

One of our principal customer relationships is with the U.K. Foreign and Commonwealth Office (“FCO”), to whom we provide an international telecommunications network known as the FTN. Our contract to provide the FTN expired in May 2010. We have entered into transition arrangements in respect of the FCO’s migration to the replacement for the FTN. We do not expect this to have a significant impact on our 2010 results. In addition, we continue to pursue other ordinary course commercial opportunities with the FCO.

OIBDA

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
GCUK
OIBDA	$20	$21	$(1)	(5%)	$50	$44	$6	14%

OIBDA in the GCUK Segment decreased in the three months ended June 30, 2010 compared with the same period of 2009 primarily as a result of $1 million of adverse foreign currency movements.

OIBDA in the GCUK Segment increased in the six months ended June 30, 2010 compared with the same period of 2009 primarily as a result of $3 million of beneficial foreign currency movements. In addition, OIBDA in the six months ended June 30, 2010 compared with the same period of 2009 increased as a result of: (i) lower real estate costs driven by a $6 million U.K. property tax refund; and (ii) lower other expenses driven by a $4 million insurance recovery. The increase in GCUK Segment OIBDA was partially offset by: (i) higher sales commissions and other payroll costs resulting from increased sales resource headcount; and (ii) higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010.

GC Impsat Segment

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
GC Impsat
Enterprise, carrier data and indirect sales channel	$132	$119	$13	11%	$259	$230	$29	13%
Carrier voice	3	4	(1)	(25%)	6	7	(1)	(14%)
Intersegment revenues	2	2	-	NM	4	4	-	NM

	$137	$125	$12	10%	$269	$241	$28	12%

Revenue for our GC Impsat Segment increased in the three and six months ended June 30, 2010 compared with the same periods of 2009 primarily as a result of $8 million and $20 million, respectively, of beneficial foreign currency movements and as a result of continuing demand for our broadband lease, managed services, data center products and IP services.

OIBDA

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
GC Impsat
OIBDA	$41	$44	$(3)	(7%)	$81	$83	$(2)	(2%)

OIBDA in the GC Impsat Segment decreased in the three months ended June 30, 2010 compared with the same period of 2009 primarily as a result of: (i) higher payroll costs as a result of higher headcount and inflation-related salary adjustments; (ii) higher intercompany access charges; and (iii) an increase in allocated corporate overhead costs. The decrease in OIBDA was partially offset by continuing demand for our broadband lease, managed services, data center products and IP services and $3 million of beneficial foreign currency movements.

OIBDA in the GC Impsat Segment decreased in the six months ended June 30, 2010 compared with the same period of 2009 primarily as a result of: (i) higher intercompany access charges; (ii) higher payroll costs as a result of higher headcount and inflation-related salary adjustments; (iii) an increase in allocated corporate overhead costs; (iv) higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010; (v) higher third party maintenance costs ($1 million of costs associated with a subsea cable repair); and (vi) higher real estate costs driven by higher facilities rent and utilities. The decrease in OIBDA was partially offset by continuing demand for our broadband lease, managed services, data center products and IP services. In addition, beneficial foreign currency movements increased GC Impsat Segment OIBDA by $8 million in the six months ended June 30, 2010 compared with the same period of 2009.

ROW Segment

Revenue

	Three Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended June 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
ROW
Enterprise, carrier data and indirect sales channel	$310	$307	$3	1%	$618	$599	$19	3%
Carrier voice	69	88	(19)	(22%)	159	180	(21)	(12%)
Other	1	-	1	NM	1	1	-	NM
Intersegment revenues	4	2	2	100%	8	4	4	100%

	$384	$397	$(13)	(3%)	$786	$784	$2	NM

Revenue for our ROW Segment decreased in the three months ended June 30, 2010, and was essentially flat in the six months ended June 30, 2010, compared with the same periods of 2009 primarily as a result of a decline in carrier voice revenue. The decline in carrier voice revenue was driven by pricing actions to optimize margin performance. In addition, revenue in the three and six months ended June 30, 2009 included $8 million for a customer contract buyout. This decrease was partially offset by: (i) sales growth in enterprise voice, managed and IP services; and (ii) $2 million of beneficial foreign currency movements in the year-to-date comparison period.

OIBDA

	Three Months Ended June 30,		$ Increase/	% Increase/	Six Months Ended June 30,		$ Increase/	% Increase/
	2010	2009	(Decrease)	(Decrease)	2010	2009	(Decrease)	(Decrease)
		(in millions)				(in millions)
ROW
OIBDA	$32	$28	$4	14%	$39	$41	$(2)	(5%)

OIBDA in our ROW Segment increased in the three months ended June 30, 2010 compared with the same period of 2009 primarily as a result of: (i) lower allocated corporate overhead costs; (ii) lower professional fees; and (iii) a decrease in bad debt expense. The increase in ROW Segment OIBDA was partially offset by a decrease as a result of the benefit from the customer contract buyout from the prior year described above.

OIBDA in our ROW Segment decreased in the six months ended June 30, 2010 compared with the same period of 2009 primarily as a result of: (i) higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010; (ii) $2 million of adverse foreign currency movements; (iii) $3 million of costs associated with a subsea cable repair; and (iv) a decrease as a result of the benefit from the customer contract buyout from the prior year described above. The decrease in ROW Segment OIBDA was partially offset by: (i) increased revenue due to continuing demand for our higher margin products and services described above; (ii) lower allocated corporate overhead costs; (iii) lower professional fees; and (iv) a decrease in bad debt expenses.

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

At June 30, 2010, our available liquidity consisted of $328 million of unrestricted cash and cash equivalents. In addition, at June 30, 2010, we also held $15 million in restricted cash and cash equivalents. Our restricted cash and cash equivalents comprise cash collateral for letters of credit or performance bonds issued in favor of certain of our vendors and deposits securing real estate obligations.

Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced our unrestricted cash and cash equivalents during the three months ended March 31, 2010 by approximately $27 million (see “Currency Risk” below in this Item 2 for further information related to foreign currency exchange restrictions and the impact of the devaluation of the Venezuelan bolivar).

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

Compared to periods prior to 2010, operating cash flows will be adversely impacted by approximately $55 million of incremental annual interest payments primarily resulting from the issuance of the 12% Senior Secured Notes and the associated refinancing. We also anticipate lower sales of IRUs and prepaid services than realized in 2009. Despite these factors, in the short-term we expect cash provided by operating activities (including IRUs and other prepaid sales) to exceed purchases of property and equipment. This expectation is based in part on raising financing for such property and equipment from vendors and others in amounts somewhat lower than those arranged in 2009. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. In addition, our short-term liquidity and more specifically our quarterly cash flows are subject to considerable variability as a result of the timing of interest payments as well as the following factors:

•	Working capital variability significantly impacts our cash flows and causes our intra-quarter cash balances to drop to levels significantly lower than those prevailing at the end of a quarter.

•

We rely on the sale of IRUs and prepaid services, which often involve large dollar amounts and are difficult to predict. During the three and six months ended June 30, 2010, we received $23 million and $46 million, respectively, of cash receipts from the sale of IRUs and prepaid services compared to $27 million and $59 million, respectively, in the same periods of 2009. Our forecasted cash flows for 2010 contemplate lower sales of IRUs and prepaid services as compared to the $130 million in 2009.

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

•

Restrictions on the conversion of the Venezuelan bolivar into U.S. Dollars have resulted in the buildup of a material excess bolivar cash balance, which is carried on our books at the official exchange rate, attributing to the bolivar a value that is greater than the value using the SITME exchange rate, which itself values the bolivar at a greater rate than that which we believe would prevail in an unregulated open market. If we were required to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars using the SITME, we would incur currency exchange losses in the period of conversion. Additionally, if we further determined that the SITME conversion rate should be used in the future to measure assets, liabilities and transactions, reported results could be further adversely affected. See below in this Item 2 under “Currency Risk” for further information.

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

The vast majority of our long-term debt and capital lease obligations mature after 2010. However, we have approximately $218 million related to various debt agreements that are due and payable in the next twelve months, including the $144 million original principal amount of our 5% Convertible Notes which matures in 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share) and any Excess Cash Offer related to the year ended December 31, 2010 (see GCUK Notes Tender Offer below). In addition to this $218 million, we have $24 million of “other current liabilities” representing accrued dividends on our 2% cumulative senior convertible preferred stock. Payment of the preferred dividend is predicated on our achieving a certain earnings-related objective as demonstrated by audited financial statements, which objective we anticipate achieving during 2010. With regard to our other major debt instruments, (i) the $423 million principal amount of the GCUK Notes matures in 2014 (less any amounts purchased as a result of any Excess Cash Offer); and (ii) the $750 million original principal amount of the 12% Senior Secured Notes matures in 2015. If cash on hand at the time any of these debt instruments mature is insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time.

As a holding company, all of our revenue is generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon intercompany transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world and are subject to legal and contractual restrictions affecting their ability to make intercompany funds transfers. Such legal restrictions include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the use of certain mechanisms to convert and expatriate funds that are particularly prevalent in Latin America. Contractual restrictions on intercompany funds transfers include limitations in our major debt instruments on the ability of our subsidiaries to make dividend and other payments on equity securities, as well as limitations on our subsidiaries’ ability to make intercompany loans or to upstream funds in any other manner. These contractual restrictions arise under our major debt instruments. However, the 12% Senior Secured Notes indenture does not restrict the ability of our subsidiaries in the ROW and GC Impsat Segments to transfer funds to GCL, although such restrictions do apply to our GCUK Segment due to restrictions in the GCUK Notes indenture.

At June 30, 2010, unrestricted cash and cash equivalents were $58 million, $139 million, and $131 million at our GCUK, GC Impsat and ROW Segments, respectively (see below in this Item 2 under “Currency Risk” for information related to the devaluation of the Venezuelan bolivar on January 12, 2010). Operational constraints require us to maintain significant minimum cash balances in each of our segments. On March 30, 2010, GCUK Segment borrowed $20 million from the ROW Segment to ensure cash balances were at prudent levels upon completion of the annual Excess Cash Offer for the GCUK Notes. We believe that this loan, which is payable September 2013, and likely future intersegment funds transfers in amounts permitted by our debt instruments will be sufficient to enable each of our segments to reach the point of sustained recurring positive cash flow from operating and investing activities. Most of our assets have been pledged to secure our indebtedness. Failure to comply with the covenants in any of our debt instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts. Such acceleration would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under a capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain debt instruments.

Indebtedness

At June 30, 2010, we had $1.45 billion of indebtedness outstanding (including long and short term debt and capital lease obligations), consisting of $425 million of GCUK Notes ($423 million aggregate principal plus $2 million of net unamortized premium), $134 million of 5% Convertible Notes ($144 million aggregate principal less $10 million of unamortized discount), $736 million of 12% Senior Secured Notes ($750 million aggregate principal less $14 million of unamortized discount), $155 million of capital lease obligations and other debt.

We are in compliance with all covenants under our material debt agreements and expect to continue to be in compliance.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our 2009 annual report on Form 10-K, for a description of the GCUK Notes, 5% Convertible Notes and 12% Senior Secured Notes.

Financing Activities

During the six months ended June 30, 2010, we entered into one debt agreement to finance various equipment purchases and software licenses. The total debt obligation resulting from this agreement was $4 million and is payable over one year with an annual interest rate of 8.8%. In addition, we also entered into various capital leasing arrangements that aggregated $26 million. These agreements have terms that range from 12 to 48 months with a weighted average effective interest rate of 10.5%.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, with 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2009 Excess Cash Offer, we made an offer for $18 million and purchased less than $1 million in principal amount, exclusive of accrued but unpaid interest.

If the current year-to-date results were the results for the full year to December 31, 2010, the Company would be obligated to make an Excess Cash Offer of $6 million, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of year-end, and the associated purchases are required to be completed within 150 days after year-end.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,		$ Increase/ (Decrease)
	2010	2009
		(in millions)
Net cash flows provided by operating activities	$5	$50	$(45)
Net cash flows used in investing activities	(88)	(90)	2
Net cash flows used in financing activities	(37)	(56)	19
Effect of exchange rate changes on cash and cash equivalents	(29)	4	(33)

Net decrease in cash and cash equivalents	$(149)	$(92)	$(57)

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased in the six months ended June 30, 2010 compared with the same period in 2009 primarily as a result of higher interest and incentive compensation payments and lower IRU and prepaid services receipts in the current period. During the six months ended June 30, 2010, we made $76 million of interest payments compared with $60 million in the same period of 2009. During the six months ended June 30, 2010 we received $46 million of cash receipts from the sale of IRUs and prepaid services compared with $59 million in the same period of 2009.

Cash Flows from Investing Activities

Cash flows used in investing activities in the six months ended June 30, 2010 was essentially flat when compared with the same period in 2009.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased in the six months ended June 30, 2010 compared with the same period in 2009 primarily as a result of a decrease in debt payments due to a lower repurchase of GCUK Notes under the Excess Cash Offer and lower amounts paid for employee taxes on certain share-based compensation as substantially all of the 2008 annual bonus was paid in stock in 2009.

Contractual Cash Commitments

During the six months ended June 30, 2010, we entered into the following significant contractual commitments: (i) an amendment to an equipment and service agreement that requires payment of $30 million (including value added taxes of approximately $6 million) over the next two years; (ii) an extension of an agreement for supply, installation and maintenance of customer premises equipment that requires a payment of $23 million through 2013; and (iii) an amendment to an existing equipment lease facility that requires a payment of $10 million through 2013.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of June 30, 2010 and December 31, 2009, our receivables related to our carrier sales channels represented approximately 41% and 43%, respectively, of our consolidated receivables. Also as of June 30, 2010 and December 31, 2009, our receivables due from various agencies of the U.K. Government together represented approximately 8% and 5%, respectively, of our consolidated receivables.

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

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value that is significantly greater than the value that prevailed on the unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. We use the official rate to record the assets, liabilities and transactions of our Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced our net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 million based on the bolivares balances as of such date, resulting in a corresponding foreign exchange loss, included in other expense, net in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2010.

In an attempt to control inflation, on May 18, 2010, the Venezuelan government announced that the unregulated parallel currency exchange market would be shut down and that the BCV would be given control over the previously unregulated portions of the exchange market. In June 2010, a new regulated currency trading system controlled by the BCV, the Transaction System for Foreign Currency Denominated Securities (“SITME”), commenced operations and established an initial weighted average implicit exchange rate of approximately 5.30 bolivares to the U.S. Dollar. Subject to the limitations and restrictions imposed by the BCV, entities domiciled in Venezuela may access the SITME by buying U.S. dollar denominated securities through banks authorized by the BCV. The purpose of the new regulated system is to supplement the CADIVI application and approval process with an additional process that allows for quicker and smaller exchanges. Although the current SITME rate is less favorable than the official CADIVI rate, we believe that the SITME rate is more favorable than the rate that would prevail in an unregulated open market.

As indicated above, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to either the limitations and restrictions of the SITME or the CADIVI registration, application and approval process, and is also subject to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Approvals under the CADIVI process have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks.

At June 30, 2010, we had $17 million of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. We cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. To date, we have not executed any exchanges through SITME. If we were to successfully avail our self of the SITME process to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars, we would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if we were to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of June 30, 2010, approximately $34 million (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at June 30, 2010 (“the “CADIVI rate”)) of our cash and cash equivalents was held in Venezuelan bolivares. For the three and six months ended June 30, 2010, our Venezuelan subsidiary generated approximately $13 million and $25 million, respectively, of our consolidated revenue and $6 million and $14 million, respectively, of our consolidated OIBDA, in each case based on the CADIVI rate. As of June 30, 2010, our Venezuelan subsidiary had $33 million of net monetary assets of which $4 million and $29 million were denominated in U.S. Dollars and Venezuelan bolivares, respectively, in each case based on the CADIVI rate. As of June 30, 2010, our Venezuelan subsidiary had $67 million of net assets, which may not be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

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

As of June 30, 2010 we did not have any off-balance sheet arrangements outstanding.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2010.

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

Except as noted above, there were no other material changes in our internal control over financial reporting during the second quarter of 2010.

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

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value that is significantly greater than the value that prevailed on the unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. We use the official rate to record the assets, liabilities and transactions of our Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced our net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 million based on the bolivares balances as of such date, resulting in a corresponding foreign exchange loss, included in other expense, net in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2010.

In an attempt to control inflation, on May 18, 2010, the Venezuelan government announced that the unregulated parallel currency exchange market would be shut down and that the BCV would be given control over the previously unregulated portions of the exchange market. In June 2010, a new regulated currency trading system controlled by the BCV, the Transaction System for Foreign Currency Denominated Securities (“SITME”), commenced operations and established an initial weighted average implicit exchange rate of approximately 5.30 bolivares to the U.S. Dollar. Subject to the limitations and restrictions imposed by the BCV, entities domiciled in Venezuela may access the SITME by buying U.S. dollar denominated securities through banks authorized by the BCV. The purpose of the new regulated system is to supplement the CADIVI application and approval process with an additional process that allows for quicker and smaller exchanges. Although the current SITME rate is less favorable than the official CADIVI rate, we believe that the SITME rate is more favorable than the rate that would prevail in an unregulated open market.

As indicated above, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to either the limitations and restrictions of the SITME or the CADIVI registration, application and approval process, and is also subject to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Approvals under the CADIVI process have become less forthcoming over time, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks.

At June 30, 2010, we had $17 million of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. We cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. To date, we have not executed any exchanges through SITME. If we were to successfully avail our self of the SITME process to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars, we would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if we were to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of June 30, 2010, approximately $34 million (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at June 30, 2010 (“the “CADIVI rate”)) of our cash and cash equivalents was held in Venezuelan bolivares. For the three and six months ended June 30, 2010, our Venezuelan subsidiary generated approximately $13 million and $25 million, respectively, of our consolidated revenue and $6 million and $14 million, respectively, of our consolidated OIBDA, in each case based on the CADIVI rate. As of June 30, 2010, our Venezuelan subsidiary had $33 million of net monetary assets of which $4 million and $29 million were denominated in U.S. Dollars and Venezuelan bolivares, respectively, in each case based on the CADIVI rate. As of June 30, 2010, our Venezuelan subsidiary had $67 million of net assets, which may not be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

Item 6.	Exhibits

Exhibits filed as part of this report are listed below.

4.1

First Supplemental Indenture, dated as of March 11, 2010, by and among Budget Call Long Distance, Inc., Global Crossing Telecommunications, Inc., Global Crossing North American Networks, Inc., Global Crossing Local Services, Inc., Global Crossing Telemanagement, Inc., Global Crossing Limited and Wilmington Trust FSB, as trustee (incorporated by reference to Exhibit 4.23 of Global Crossing Limited’s Registration Statement on Form S-4 filed on June 18, 2010).

10.1	2003 Global Crossing Limited Stock Incentive Plan, as amended on July 8, 2010 (filed herewith).

31.1	Certification by John J. Legere, Chief Executive Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification by John J. Legere, Chief Executive Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on August 3, 2010 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JOHN A. KRITZMACHER
John A. Kritzmacher
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)