Form 10-Q
period 2010-09-30
GLOBAL CROSSING LTD
filed 2010-11-03
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of October 27, 2010 was 60,497,709.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$311	$477
Restricted cash and cash equivalents - current portion	14	9
Accounts receivable, net of allowances of $50 and $50	343	328
Prepaid costs and other current assets	90	101

Total current assets	758	915

Restricted cash and cash equivalents - long term	5	7
Property and equipment, net of accumulated depreciation of $1,442 and $1,216	1,207	1,280
Intangible assets, net (including goodwill of $178 and $175)	197	198
Other assets	75	88

Total assets	$2,242	$2,488

LIABILITIES:
Current liabilities:
Accounts payable	$238	$312
Accrued cost of access	108	87
Short term debt and current portion of long term debt	168	37
Obligations under capital leases - current portion	54	49
Deferred revenue - current portion	172	174
Other current liabilities	361	384

Total current liabilities	1,101	1,043

Long term debt	1,172	1,295
Obligations under capital leases	82	90
Deferred revenue	330	334
Other deferred liabilities	59	86

Total liabilities	2,744	2,848

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 60,477,709 and 60,219,817 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	1,438	1,427
Accumulated other comprehensive loss	(5)	(24)
Accumulated deficit	(1,938)	(1,766)

Total shareholders’ deficit	(502)	(360)

Total liabilities and shareholders’ deficit	$2,242	$2,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$648	$643	$1,926	$1,885
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(289)	(288)	(870)	(859)
Real estate, network and operations	(101)	(106)	(303)	(301)
Third party maintenance	(25)	(26)	(78)	(77)
Cost of equipment and other sales	(25)	(23)	(75)	(68)

Total cost of revenue	(440)	(443)	(1,326)	(1,305)

Gross margin	208	200	600	580
Selling, general and administrative	(99)	(109)	(321)	(321)
Depreciation and amortization	(82)	(89)	(252)	(250)

Operating income	27	2	27	9
Other income (expense):
Interest income	-	2	1	7
Interest expense	(44)	(39)	(141)	(113)
Other income (expense), net	21	(32)	(37)	11

Income (loss) before provision for income taxes	4	(67)	(150)	(86)
Provision for income taxes	(10)	(6)	(22)	(18)

Net loss	(6)	(73)	(172)	(104)
Preferred stock dividends	(1)	(1)	(3)	(3)

Loss applicable to common shareholders	$(7)	$(74)	$(175)	$(107)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(0.12)	$(1.23)	$(2.90)	$(1.81)

Weighted average number of common shares	60,477,559	60,135,114	60,393,860	58,999,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net loss	$(172)	$(104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of marketable securities	2	-
Gain on sale of property and equipment	(1)	-
Non-cash loss on extinguishment of debt	-	15
Non-cash stock compensation expense	15	15
Depreciation and amortization	252	250
Provision for doubtful accounts	1	5
Amortization of prior period IRUs	(19)	(18)
Change in long term deferred revenue	17	51
Other	59	(27)
Change in operating working capital:
- Changes in accounts receivable	(21)	8
- Changes in accounts payable and accrued cost of access	(52)	(78)
- Changes in other current assets	(2)	(20)
- Changes in other current liabilities	(45)	38

Net cash provided by operating activities	34	135

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(120)	(125)
Purchases of marketable securities	(10)	-
Proceeds from sale of marketable securities	8	4
Change in restricted cash and cash equivalents	(1)	(2)

Net cash used in investing activities	(123)	(123)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	-	741
Repayment of capital lease obligations	(41)	(47)
Repayment of long term debt (including current portion)	(9)	(592)
Premium paid on extinguishment of debt	-	(14)
Finance costs incurred	(2)	(24)
Payment of employee taxes on share-based compensation	(1)	(12)

Net cash provided by (used in) financing activities	(53)	52

Effect of exchange rate changes on cash and cash equivalents	(24)	5

Net increase (decrease) in cash and cash equivalents	(166)	69
Cash and cash equivalents, beginning of period	477	360

Cash and cash equivalents, end of period	$311	$429

Non-cash investing and financing activites:
Capital lease and debt obligations incurred	$49	$49

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

Venezuelan Currency Risk

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value significantly greater than the value that prevailed on the former unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. The Company uses the official rate to record the assets, liabilities and transactions of its Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced the Company’s net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 based on the bolivares balances as of such date, resulting in a corresponding foreign exchange loss, included in other expense, net in the Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010.

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

At September 30, 2010, the Company had $17 of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. The Company cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. During 2010 the Company received approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates. In the third quarter of 2010, the Company participated in a debt auction held by the Venezuelan government and used bolivares to purchase $10 of U.S. Dollar-denominated bonds at par value in connection with the Company’s currency exchange risk mitigation efforts. The Company received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8 paid in U.S. Dollars, which resulted in an approximate 25% discount. The loss of $2 was included in other income (expense), net in the Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010. To date, the Company has not executed any exchanges through SITME. If the Company were to successfully avail itself of the SITME process to convert the Company’s Venezuelan subsidiary’s cash balances into U.S. Dollars, it would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if the Company were to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of September 30, 2010, approximately $29 (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at September 30, 2010 (“the “CADIVI rate”)) of the Company’s cash and cash equivalents was held in Venezuelan bolivares. For the three and nine months ended September 30, 2010, the Company’s Venezuelan subsidiary generated approximately $13 and $38, respectively, of the Company’s consolidated revenue and $8 and $22, respectively, of the Company’s consolidated OIBDA (see Note 10, “Segment Reporting”), in each case based on the CADIVI rate. As of September 30, 2010, the Company’s Venezuelan subsidiary had $35 of net monetary assets of which $13 and $22 were denominated in U.S. Dollars and Venezuelan bolivares, respectively, in each case based on the CADIVI rate. As of September 30, 2010, the Company’s Venezuelan subsidiary had $68 of net assets, which may not be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

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

This amended accounting guidance is effective for fiscal years beginning after June 15, 2010, with early adoption, as of the first fiscal year beginning after issuance of the amendments, permitted. It may be adopted prospectively to all new or significantly modified arrangements or retrospectively to all arrangements. The Company has elected to early adopt the new accounting guidance for revenue arrangements with multiple deliverables on a prospective basis as of January 1, 2010 and there was no significant impact to our consolidated financial results for the three and nine months ended September 30, 2010.

The Company enters into managed service agreements with multiple deliverables, such as professional services as well as telecommunication services and solutions, which generally have minimum contract terms between two and seven years. Professional services are generally delivered during initial stages of contracts and telecommunication services over the contract term. Until the adoption of new guidance, a delivered element was considered a separate unit of accounting when it had value to the customer on a standalone basis, there was objective and reliable evidence of its fair value in the arrangement, and delivery or performance of undelivered elements was considered probable and substantially under our control. When the fair value of all elements could be determined, we allocated consideration to each undelivered unit of accounting using the relative fair value method, with unit values determined by internal or third-party analyses of market based prices. Otherwise, the residual value method would be used to allocate consideration to the combined undelivered elements, which would be deferred until final arrangement performance. In all cases, revenue from such arrangements was recognized when performance of the deliverable had occurred and all other revenue recognition criteria were met.

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

The 12% Senior Secured Notes are guaranteed by a majority of the Company’s direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment and certain other subsidiaries as described in the notes indenture (see Note 12, “Guarantees of Parent Company Debt”). The obligations of GCL and the guarantors in respect of the notes are senior obligations which rank equal in right of payment with all of their existing and future senior indebtedness. In addition, the 12% Senior Secured Notes are secured by first-priority liens, subject to certain exceptions, on GCL’s and certain of the guarantor’s existing and future assets. These assets generally include the “Specified Tangible Assets” (defined in the notes indenture as cash and cash equivalents, accounts receivable from third parties and property, plant and equipment (other than property, plant and equipment under capital leases and leasehold improvements)) of GCL and the “Grantor Guarantors” organized in “Approved Jurisdictions” (as such terms are defined in the notes indenture). The book value of such “Specified Tangible Assets” as of September 30, 2010 was $1,059, which exceeds the $1,000 threshold required to incur indebtedness and make restricted payments pursuant to certain of the exceptions to the covenants in the notes indenture.

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

Other Financing Activities

During the nine months ended September 30, 2010, the Company entered into various debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements was $11. These agreements have terms that range from 6 to 48 months with a weighted average effective interest rate of 9.8%. In addition, the Company also entered into various capital leasing arrangements that aggregated $38. These agreements have terms that range from 12 to 48 months with a weighted average effective interest rate of 10.9%.

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

If the current year-to-date results were the results for the full year to December 31, 2010, the Company would be obligated to make an Excess Cash Offer of $9, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of year-end, and the associated purchases are required to be completed within 150 days after year-end.

4. RESTRUCTURING ACTIVITIES

At September 30, 2010 and December 31, 2009, restructuring liabilities are included in other current liabilities and other deferred liabilities in the Company’s condensed consolidated balance sheets. Below is a description of the Company’s significant restructuring plans:

2007 Restructuring Plan

During 2007, the Company adopted a restructuring plan as a result of the Impsat Fiber Networks, Inc. (“Impsat”) acquisition under which redundant Impsat employees were terminated. As a result, the Company incurred cash restructuring costs of approximately $8 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of September 30, 2010 and December 31, 2009, the remaining liability of the 2007 restructuring plan was $4 and $7, respectively, all related to the GC Impsat Segment. In July 2009, the Company settled a claim initiated in October 2007 by a former director and officer of Impsat to be paid out in installments through February 2011. In February 2010, the Company settled another claim initiated in November 2007 by a former officer of Impsat which was fully paid in April 2010.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $78 as of September 30, 2010), offset by anticipated receipts from existing and future third-party subleases. As of September 30, 2010, anticipated third-party sublease receipts were $68, representing $51 from subleases already entered into and $17 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the nine months ended September 30, 2010:

Facility Closings
Balance at December 31, 2009	$17
Change in estimated liability	(1)
Deductions	(4)
Foreign currency impact	(1)

Balance at September 30, 2010	$11

5. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$101	$117
Accrued payroll, bonus, commissions, and related benefits	61	58
Customer deposits	35	34
Accrued preferred dividends (1)	25	-
Accrued interest	22	29
Accrued real estate and related costs	14	22
Accrued third party maintenance costs	10	10
Accrued restructuring costs - current portion	9	12
Accrued professional fees	8	9
Income taxes payable	6	10
Accrued capital expenditures	5	4
Other	65	79

Total other current liabilities	$361	$384

(1) For further information see Note 9, “Related Party Transactions.”

6. COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net loss	$(6)	$(73)	$(172)	$(104)
Foreign currency translation adjustment	(13)	22	19	(6)
Unrealized derivative loss on cash flow hedges	-	-	-	(3)

Comprehensive loss	$(19)	$(51)	$(153)	$(113)

7. LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 for each of the three months ended September 30, 2010 and 2009, and $3 for each of the nine months ended September 30, 2010 and 2009, respectively.

Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for each of the three and nine months ended September 30, 2010 and 2009, diluted loss per common share is the same as basic loss per common share.

Diluted loss per share for the three and nine months ended September 30, 2010 and 2009 does not include the effect of the following potential shares, as they are anti-dilutive:

Potential common shares excluded from the calculation of diluted loss per share	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Preferred stock	18,000,000	18,000,000	18,000,000	18,000,000
Share based awards	2,313,809	2,010,653	2,306,578	955,018

Diluted weighted average number of common shares	20,313,809	20,010,653	20,306,578	18,955,018

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

8. CONTINGENCIES

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at September 30, 2010 and December 31, 2009. In accordance with the accounting for contingencies as governed by ASC Topic 450, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has accrued for the following matters in accordance with ASC Topic 450, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable developments in, or resolution or disposition of, one or more of these contingencies. The following is a description of the material legal proceedings involving the Company commenced or pending during the nine months ended September 30, 2010.

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

Claim by the U.S. Department of Commerce

A claim was filed in the Company’s bankruptcy proceedings by the U.S. Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Ltd., a former subsidiary of the Company (“PCL”) violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration (“NOAA”). The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. On November 7, 2003, the Company and the Global Crossing Creditors’ Committee filed an objection to this claim with the Bankruptcy Court. Subsequently, the Commerce Department agreed to limit the size of the pre-petition portion of its claim to $14. An identical claim that had been filed in the bankruptcy proceedings of PCL was settled in principle in September 2005 and was subsequently approved by the court as part of the PCL plan of reorganization confirmed in an order dated November 10, 2005. In 2009, NOAA agreed with the Global Crossing Creditors’ Committee to accept an allowed unsecured claim of $2 in the Global Crossing bankruptcy. The claim has now been paid and the claim has been expunged.

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

Foreign Tax Audit

A tax authority in South America issued a preliminary notice of findings based on certain tax audits for calendar years 2001 and 2002. The examiner’s initial findings took the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. An official assessment of $27, including potential interest and penalties, was issued in 2005. Due to accrued interest and foreign exchange effects the total exposure has increased to $67. The Company challenged the assessment and commenced litigation in September 2006 to resolve its dispute with the tax authority.

Employee Compensation Disputes

A number of former employees of the GC Impsat Segment have asserted a variety of claims in litigation for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses and related statutory penalties, fines, costs and expenses as a result of their separation from the Company. The asserted claims (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) aggregate approximately $39.

While the Company has asserted defenses to these claims in the court proceedings denying liability, the outcome of these matters is uncertain.

Brazilian Tax Claims

In November 2002 and in October 2004, the Brazilian tax authorities of Parana and Sao Paulo, respectively, issued two tax infraction notices against Impsat for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interest that amount to approximately $10. The notices informed Impsat Brazil that the taxes were levied because a specific document (Declaração de Necessidade—”Statement of Necessity”) was not provided by Impsat Brazil at the time of importation, in breach of MERCOSUR rules. Oppositions were filed on behalf of Impsat Brazil arguing that the Argentine exporter (Corning Cable Systems Argentina S.A.) complied with the MERCOSUR rules. In the case of the Sao Paulo infraction notice, a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to the official compulsory review by the Federal Taxpayers Council. In the case of the Parana infraction notice, an unfavorable administrative decision was granted, and the Company will take available judicial measures to appeal such decision.

In December 2004 and in March 2009, the tax authorities of the State of São Paulo, in Brazil, issued two infraction notices against Impsat Brazil for the collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties by comparing such activity to communications services, on which the ICMS state tax is actually levied. Both assessments plus fines and interest amount to approximately $25. A defense against the December 2004 assessment was filed on behalf of Impsat Brazil, arguing that the lease of assets could not be treated as a communication service subject to ICMS. The defense was rejected in the State Administrative Court; however, the Company will seek judicial action to remove the tax assessment. A defense against the March 2009 assessment was also filed on behalf of Impsat Brazil, and the final administrative decision is still pending.

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

By order dated November 25, 2009, the Court dismissed the customer’s bankruptcy but decided to retain the adversary proceeding. After the dismissal of the bankruptcy, the Company terminated service to the customer on December 26, 2009. The adversary proceeding continues and the matter is in discovery. The Company amended its complaint to include allegations relating to the manipulation of traffic data, so called “ANI stripping”, and the customer filed its amended answer, affirmative defenses and counterclaims. The Court has established January 15, 2011 as the cut-off date for all discovery. The Company cannot predict the outcome of these proceedings.

Municipality of Rio de Janeiro Telecommunications Services Fee

In April and May 2010, the Company received a collection notification from the municipality of Rio de Janeiro in Brazil regarding a fee in the amount of approximately $80 for the use of public space (including both air space and underground space) relating to ducts containing telecommunications cables. The Company is challenging the fee on multiple grounds, including the lack of objective criteria for the calculation of the fee, the existence of prior court injunctions barring collection of the fee and the unconstitutionality of the assessment. The Company has requested the municipality to suspend collection of the fee until final resolution of the objections asserted. On August 26, 2010, a justice of the Brazilian Supreme Court ruled that a decree of the municipality which purported to tax the use of public air space and subsoil, for the installation and passage of equipment utilized to provide telecommunication services, was unconstitutional. An appeal has been filed requesting a review by the full Brazilian Supreme Court. In light of the issuance of decrees (or similar executive orders or legislation) in the municipalities of Sao Paulo, Fortaleza and Campinas that are similar to the decrees in Rio de Janeiro that gave rise to the aforementioned collection notification, those other municipalities may attempt to assess similar fees against our Brazilian affiliates in the future.

9. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and Singapore Technologies Telemedia Pte Ltd (“ST Telemedia”)

During the nine months ended September 30, 2010, the Company provided approximately $1 of telecommunications services to subsidiaries and affiliates of ST Telemedia. During the three and nine months ended September 30, 2010, the Company received approximately $2 and $5, respectively, of collocation services from affiliates of ST Telemedia. During the three and nine months ended September 30, 2009, the Company received approximately $1 and $4, respectively, of collocation services from affiliates of ST Telemedia. Additionally, during the three and nine months ended September 30, 2010 and 2009, the Company accrued dividends of $1 and $3, respectively, related to preferred stock held by affiliates of ST Telemedia.

At September 30, 2010 and December 31, 2009, the Company had approximately $26 and $24, respectively, due to ST Telemedia and its subsidiaries and affiliates, and in each case nothing due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “accrued preferred dividends” at September 30, 2010 and in “other deferred liabilities” at December 31, 2009 in the accompanying condensed consolidated balance sheets.

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues from external customers
GCUK	$113	$120	$348	$345
GC Impsat	143	127	408	364
ROW	392	396	1,170	1,176

Total consolidated	$648	$643	$1,926	$1,885

Intersegment revenues
GC Impsat	$3	$2	$7	$6
ROW	3	1	11	5

Total	$6	$3	$18	$11

Total segment operating revenues
GCUK	$113	$120	$348	$345
GC Impsat	146	129	415	370
ROW	395	397	1,181	1,181
Less: intersegment revenues	(6)	(3)	(18)	(11)

Total consolidated	$648	$643	$1,926	$1,885

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
OIBDA
GCUK	$22	$25	$72	$69
GC Impsat	49	44	130	127
ROW	38	22	77	63

Total segments	$109	$91	$279	$259

A reconciliation of OIBDA to income (loss) applicable to common shareholders follows:

	Three Months Ended September 30, 2010
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$22	$49	$38	$-	$109
Depreciation and amortization	(15)	(18)	$(49)	-	(82)

Operating income (loss)	7	31	(11)	-	27
Interest income	1	1	5	(7)	-
Interest expense	(14)	(3)	(34)	7	(44)
Other income (expense), net	9	(1)	13	-	21
Provision for income taxes	-	(10)	-	-	(10)
Preferred stock dividends	-	-	(1)	-	(1)

Income (loss) applicable to common shareholders	$3	$18	$(28)	$-	$(7)

	Three Months Ended September 30, 2009
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$25	$44	$22	$-	$91
Depreciation and amortization	(18)	(22)	(49)	-	(89)

Operating income (loss)	7	22	(27)	-	2
Interest income	3	2	-	(3)	2
Interest expense	(14)	(8)	(20)	3	(39)
Other expense, net	(8)	(13)	(11)	-	(32)
Provision for income taxes	-	(6)	-	-	(6)
Preferred stock dividends	-	-	(1)	-	(1)

Loss applicable to common shareholders	$(12)	$(3)	$(59)	$-	$(74)

	Nine Months Ended September 30, 2010
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$72	$130	$77	$-	$279
Depreciation and amortization	(47)	(62)	(143)	-	(252)

Operating income (loss)	25	68	(66)	-	27
Interest income	5	2	15	(21)	1
Interest expense	(42)	(16)	(104)	21	(141)
Other expense, net	(5)	(28)	(4)	-	(37)
Provision for income taxes	-	(22)	-	-	(22)
Preferred stock dividends	-	-	(3)	-	(3)

Income (loss) applicable to common shareholders	$(17)	$4	$(162)	$-	$(175)

	Nine Months Ended September 30, 2009
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$69	$127	$63	$-	$259
Depreciation and amortization	(49)	(63)	(138)	-	(250)

Operating income (loss)	20	64	(75)	-	9
Interest income	6	5	5	(9)	7
Interest expense	(39)	(25)	(58)	9	(113)
Other income (expense), net	17	(1)	(5)	-	11
Provision for income taxes	(1)	(15)	(2)	-	(18)
Preferred stock dividends	-	-	(3)	-	(3)

Income (loss) applicable to common shareholders	$3	$28	$(138)	$-	$(107)

	September 30, 2010	December 31, 2009
	(unaudited)
Total Assets
GCUK	$602	$601
GC Impsat	783	807
ROW	1,431	1,654

Total segments	2,816	3,062
Less: Intercompany loans and accounts receivable	(574)	(574)

Total consolidated assets	$2,242	$2,488

	September 30, 2010	December 31, 2009
	(unaudited)
Unrestricted Cash
GCUK	$67	$60
GC Impsat	130	154
ROW	114	263

Total consolidated unrestricted cash	$311	$477

	September 30, 2010	December 31, 2009
	(unaudited)
Restricted Cash
GC Impsat	$10	$-
ROW	9	16

Total consolidated restricted cash	$19	$16

Eliminations include intersegment eliminations and other reconciling items.

The Company accounts for intersegment sales of products and services at current market prices.

11. FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued expenses and obligations under capital leases approximate their fair value (see Note 2, “Basis of Presentation” regarding the January 12, 2010 devaluation of the Venezuelan bolivar by the Venezuelan government). The fair values of the Company’s debt instruments are based on market quotes and management estimates. Management believes the carrying value of other debt approximates fair value as of September 30, 2010.

The fair values of our debt instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
12% Senior Secured Notes	$736	$848	$735	$816
GCUK Senior Secured Notes	436	448	441	441
5% Convertible Notes	137	145	130	139
Other debt	31	31	26	26

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

	September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$2	$222	$87	$-	$311
Restricted cash and cash equivalents - current portion	-	4	10	-	14
Accounts receivable, net of allowances	-	239	104	-	343
Accounts and loans receivable from affiliates	329	197	255	(781)	-
Prepaid costs and other current assets	-	44	46	-	90

Total current assets	331	706	502	(781)	758

Restricted cash and cash equivalents - long term	-	5	-	-	5
Property and equipment, net of accumulated depreciation	1	849	357	-	1,207
Intangible assets, net	-	147	50	-	197
Investments in subsidiaries	(558)	(195)	-	753	-
Loans receivable from affiliates	653	116	52	(821)	-
Other assets	26	35	14	-	75

Total assets	$453	$1,663	$975	$(849)	$2,242

LIABILITIES:
Current liabilities:
Accounts payable	$1	$162	$75	$-	$238
Accrued cost of access	-	85	23	-	108
Accounts and loans payable to affiliates	27	565	189	(781)	-
Short term debt and current portion of long term debt	137	9	22	-	168
Obligations under capital leases - current portion	-	38	16	-	54
Deferred revenue - current portion	-	108	64	-	172
Other current liabilities	46	176	139	-	361

Total current liabilities	211	1,143	528	(781)	1,101

Loans payable to affiliates	8	705	108	(821)	-
Long term debt	736	7	429	-	1,172
Obligations under capital leases	-	61	21	-	82
Deferred revenue	-	263	67	-	330
Other deferred liabilities	-	42	17	-	59

Total liabilities	955	2,221	1,170	(1,602)	2,744

SHAREHOLDERS’ DEFICIT:
Total shareholders’ deficit	(502)	(558)	(195)	753	(502)

Total liabilities and shareholders’ deficit	$453	$1,663	$975	$(849)	$2,242

	December 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$95	$293	$89	$-	$477
Restricted cash and cash equivalents - current portion	-	9	-	-	9
Accounts receivable, net of allowances	-	241	87	-	328
Accounts and loans receivable from affiliates	316	77	242	(635)	-
Prepaid costs and other current assets	1	54	46	-	101

Total current assets	412	674	464	(635)	915

Restricted cash and cash equivalents - long term	-	7	-	-	7
Property and equipment, net of accumulated depreciation	2	891	387	-	1,280
Intangible assets, net	-	145	53	-	198
Investments in subsidiaries	(511)	(190)	-	701	-
Loans receivable from affiliates	678	94	80	(852)	-
Other assets	27	45	16	-	88

Total assets	$608	$1,666	$1,000	$(786)	$2,488

LIABILITIES:
Current liabilities:
Accounts payable	$4	$211	$97	$-	$312
Accrued cost of access	-	74	13	-	87
Accounts and loans payable to affiliates	30	450	155	(635)	-
Short term debt and current portion of long term debt	-	3	34	-	37
Obligations under capital leases- current portion	-	36	13	-	49
Deferred revenue - current portion	-	113	61	-	174
Other current liabilities	39	197	148	-	384

Total current liabilities	73	1,084	521	(635)	1,043

Loans payable to affiliates	8	713	131	(852)	-
Long term debt	865	7	423	-	1,295
Obligations under capital leases	-	66	24	-	90
Deferred revenue	-	262	72	-	334
Other deferred liabilities	22	45	19	-	86

Total liabilities	968	2,177	1,190	(1,487)	2,848

SHAREHOLDERS’ DEFICIT:
Total shareholders’ deficit	(360)	(511)	(190)	701	(360)

Total liabilities and shareholders’ deficit	$608	$1,666	$1,000	$(786)	$2,488

	Three Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Revenue	$-	$482	$166	$-	$648
Revenue - affiliates	-	18	24	(42)	-

Total revenue	-	500	190	(42)	648

Cost of revenue	(3)	(326)	(111)	-	(440)
Cost of revenue - affiliates	-	(24)	(18)	42	-

Total cost of revenue	(3)	(350)	(129)	42	(440)

Gross margin	(3)	150	61	-	208

Selling, general and administrative	(2)	(73)	(24)	-	(99)
Depreciation and amortization	(1)	(57)	(24)	-	(82)

Operating income (loss)	(6)	20	13	-	27

Other income (expense):
Interest income - affiliates	-	1	2	(3)	-
Interest expense	(29)	(1)	(14)	-	(44)
Interest expense - affiliates	-	(2)	(1)	3	-
Other expense, net	-	13	8	-	21
Income from equity investments in subsidiaries	29	7	-	(36)	-

Income (loss) before provision for income taxes	(6)	38	8	(36)	4

Provision for income taxes	-	(9)	(1)	-	(10)
Net income (loss)	(6)	29	7	(36)	(6)

Preferred stock dividends	(1)	-	-	-	(1)

Income (loss) applicable to common shareholders	$(7)	$29	$7	$(36)	$(7)

	Three Months Ended September 30, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Revenue	$-	$476	$167	$-	$643
Revenue - affiliates	-	10	8	(18)	-

Total revenue	-	486	175	(18)	643

Cost of revenue	(3)	(337)	(103)	-	(443)
Cost of revenue - affiliates	-	(8)	(10)	18	-

Total cost of revenue	(3)	(345)	(113)	18	(443)

Gross margin	(3)	141	62	-	200

Selling, general and administrative	(5)	(85)	(19)	-	(109)
Depreciation and amortization	-	(61)	(28)	-	(89)

Operating income (loss)	(8)	(5)	15	-	2

Other income (expense):
Interest income	-	1	1	-	2
Interest income - affiliates	-	2	2	(4)	-
Interest expense	(13)	(10)	(16)	-	(39)
Interest expense - affiliates	-	(2)	(2)	4	-
Other expense, net	(13)	(12)	(7)	-	(32)
Intercompany debt forgiveness income (expense)	-	(29)	29	-	-
Income (loss) from equity investments in subsidiaries	(39)	21	-	18	-

Income (loss) before provision for income taxes	(73)	(34)	22	18	(67)

Provision for income taxes	-	(5)	(1)	-	(6)

Net income (loss)	(73)	(39)	21	18	(73)

Preferred stock dividends	(1)	-	-	-	(1)

Income (loss) applicable to common shareholders	$(74)	$(39)	$21	$18	$(74)

	Nine Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Revenue	$-	$1,425	$501	$-	$1,926
Revenue - affiliates	-	29	54	(83)	-

Total revenue	-	1,454	555	(83)	1,926

Cost of revenue	(9)	(989)	(328)	-	(1,326)
Cost of revenue - affiliates	-	(54)	(29)	83	-

Total cost of revenue	(9)	(1,043)	(357)	83	(1,326)

Gross margin	(9)	411	198	-	600

Selling, general and administrative	(12)	(229)	(80)	-	(321)
Depreciation and amortization	(2)	(175)	(75)	-	(252)

Operating income (loss)	(23)	7	43	-	27

Other income (expense):
Interest income	-	1	-	-	1
Interest income - affiliates	-	4	5	(9)	-
Interest expense	(85)	(11)	(45)	-	(141)
Interest expense - affiliates	-	(5)	(4)	9	-
Other expense, net	-	(29)	(8)	-	(37)
Loss from equity investments in subsidiaries	(64)	(11)	-	75	-

Loss before provision for income taxes	(172)	(44)	(9)	75	(150)

Provision for income taxes	-	(20)	(2)	-	(22)

Net loss	(172)	(64)	(11)	75	(172)

Preferred stock dividends	(3)	-	-	-	(3)

Loss applicable to common shareholders	$(175)	$(64)	$(11)	$75	$(175)

	Nine Months Ended September 30, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Revenue	$-	$1,399	$486	$-	$1,885
Revenue - affiliates	-	21	34	(55)	-

Total revenue	-	1,420	520	(55)	1,885

Cost of revenue	(10)	(986)	(309)	-	(1,305)
Cost of revenue - affiliates	-	(34)	(21)	55	-

Total cost of revenue	(10)	(1,020)	(330)	55	(1,305)

Gross margin	(10)	400	190	-	580

Selling, general and administrative	(15)	(221)	(85)	-	(321)
Depreciation and amortization	(1)	(170)	(79)	-	(250)

Operating income (loss)	(26)	9	26	-	9

Other income (expense):
Interest income	-	6	1	-	7
Interest income - affiliates	-	3	5	(8)	-
Interest expense	(36)	(33)	(44)	-	(113)
Interest expense - affiliates	-	(5)	(3)	8	-
Other income (expense), net	(14)	11	14	-	11
Intercompany debt forgiveness income (expense)	-	(33)	33	-	-
Income (loss) from equity investments in subsidiaries	(28)	29	-	(1)	-

Income (loss) before provision for income taxes	(104)	(13)	32	(1)	(86)

Provision for income taxes	-	(15)	(3)	-	(18)

Net income (loss)	(104)	(28)	29	(1)	(104)

Preferred stock dividends	(3)	-	-	-	(3)

Income (loss) applicable to common shareholders	$(107)	$(28)	$29	$(1)	$(107)

	Nine Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Cash flows provided by (used in) operating activities	$(116)	$118	$32	$-	$34

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	-	(85)	(35)	-	(120)
Purchases of marketable securities	-	(10)	-	-	(10)
Proceeds from sale of marketable securities	-	8	-	-	8
Loans made to affiliates	(1)	(20)	-	21	-
Loan repayments from affiliates	26	-	-	(26)	-
Investment in subsidiaries	-	(1)	-	1	-
Change in restricted cash and cash equivalents	-	7	(8)	-	(1)

Net cash flows provided by (used in) investing activities	25	(101)	(43)	(4)	(123)

Cash flows provided by (used in) financing activities:
Repayment of capital lease obligations	-	(31)	(10)	-	(41)
Repayment of long term debt (including current portion)	-	(6)	(3)	-	(9)
Finance costs incurred	(2)	-	-	-	(2)
Payment of employee taxes on share-based compensation	-	(1)	-	-	(1)
Proceeds from affiliate loans	-	1	20	(21)	-
Repayment of loans from affiliates	-	(26)	-	26	-
Capital contributions from parent	-	-	1	(1)	-

Net cash flows provided by (used in) financing activities	(2)	(63)	8	4	(53)

Effect of exchange rate changes on cash and cash equivalents	-	(25)	1	-	(24)

Net decrease in cash and cash equivalents	(93)	(71)	(2)	-	(166)
Cash and cash equivalents, beginning of period	95	293	89	-	477

Cash and cash equivalents, end of period	$2	$222	$87	$-	$311

	Nine Months Ended September 30, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Cash flows provided by (used in) operating activities	$(246)	$338	$43	$-	$135

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	-	(101)	(24)	-	(125)
Proceeds from sale of marketable securities	4	-	-	-	4
Loans made to affiliates	-	(15)	-	15	-
Loan repayments from affiliates	-	12	-	(12)	-
Change in restricted cash and cash equivalents	-	(2)	-	-	(2)

Net cash flows provided by (used in) investing activities	4	(106)	(24)	3	(123)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	735	2	4	-	741
Repayment of capital lease obligations	-	(35)	(12)	-	(47)
Repayment of long term debt (including current portion)	(344)	(232)	(16)	-	(592)
Premium paid on extinguishment of debt	(3)	(11)	-	-	(14)
Finance costs incurred	(24)	-	-	-	(24)
Payment of employee taxes on share-based compensation	-	(10)	(2)	-	(12)
Proceeds from affiliate loans	-	-	15	(15)	-
Repayment of loans from affiliates	-	-	(12)	12	-

Net cash flows provide by (used) in financing activities	364	(286)	(23)	(3)	52

Effect of exchange rate changes on cash and cash equivalents	-	2	3	-	5

Net increase (decrease) in cash and cash equivalents	122	(52)	(1)	-	69
Cash and cash equivalents, beginning of period	2	285	73	-	360

Cash and cash equivalents, end of period	$124	$233	$72	$-	$429

13. SUBSEQUENT EVENT

Business Acquisition

On October 29, 2010, the Company acquired 100% of the capital stock of Genesis Networks Inc. (“Genesis”), a privately held company providing high performance rich media and video-based applications, serving many of the world’s major broadcasters, producers and aggregators of specialized programming. The Company paid a purchase price for Genesis of approximately $8 and repaid a portion of the debt and other liabilities assumed as part of the acquisition for an aggregate consideration of $27. The purchase price is subject to adjustment to the extent that Genesis’s final closing date working capital varies from the $8 deficit assumed at the acquisition date.

The Genesis network connects 70 cities on five continents and links important international media centers through 225 on-net points. The acquisition of Genesis will enable us to provide value-added solutions to address specialized video requirements across multiple industries. The results of Genesis’s operations will be included in the Company’s consolidated financial statements starting on the acquisition date.

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

•

Many countries in the European Union, including, among others, the U.K., have announced austerity measures aimed at reducing costs in a wide range of areas, including telecommunications. The implementation of pricing actions and the reduction of spending by governmental entities could have a negative effect on our future revenue performance, in particular, that of the GCUK Segment.

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

Third Quarter 2010 Highlights

Revenue from our enterprise, carrier data and indirect sales channel, which is the primary focus of our business strategy, increased $15 million, or 3%, to $568 million in the third quarter of 2010 compared to $553 million in the same period in 2009. This increase was primarily due to growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets, partially offset by $8 million of adverse foreign currency movements in the three months ended September 30, 2010 compared with the same period of 2009. Revenue in the three months ended September 30, 2009 included $4 million for one customer’s buyout of certain long term obligations in our enterprise, carrier data and indirect sales channel business.

Consolidated OIBDA, which is a key measure we use to evaluate our profitability and operating performance, was $109 million in the third quarter of 2010 compared to $91 million in the same period in 2009 (see “Use of Certain non-GAAP Measures” below in this Item 2 for further information about OIBDA). Consolidated OIBDA increased primarily as a result of: (i) revenue growth and improved sales mix; (ii) lower non-income taxes; (iii) lower real estate costs; (iv) lower accrued incentive compensation; and (v) a decrease in bad debt expenses.

Our consolidated Free Cash Flow, which is a relevant indicator of our ability to generate cash to pay debt and a key measure we use to evaluate our liquidity, decreased $53 million to negative $1 million in the third quarter of 2010 compared to $52 million in the same period in 2009 (see “Use of Certain non-GAAP Measures” below in this Item 2 for further information about Free Cash Flow). This decrease was primarily due to higher cash interest payments and a significant improvement in the collection of receivables in the prior year quarter, partially offset by lower capital expenditures in the current period.

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

The following table provides a reconciliation of Free Cash Flow, for the three months ended September 30, 2010 and 2009, which is considered a non-U.S. GAAP financial measure, to net cash provided by operating activities:

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
		(in millions)
Free cash flow	$(1)	$52	$(53)	(102%)
Purchases of property and equipment	30	33	(3)	(9%)

Net cash provided by operating activities	$29	$85	$(56)	(66%)

Business Acquisition

On October 29, 2010, we acquired 100% of the capital stock of Genesis Networks Inc. (“Genesis”), a privately held company providing high performance rich media and video-based applications, serving many of the world’s major broadcasters, producers and aggregators of specialized programming. We paid a purchase price for Genesis of approximately $8 million and repaid a portion of the debt and other liabilities assumed as part of the acquisition for an aggregate consideration of $27 million. The purchase price is subject to adjustment to the extent that Genesis’s final closing date working capital varies from the $8 million deficit assumed at the acquisition date. We expect that Genesis will require modest funding in respect of this deficit and its ongoing operating requirements.

The Genesis network connects 70 cities on five continents and links important international media centers through 225 on-net points. The acquisition of Genesis will enable us to provide value-added solutions to address specialized video requirements across multiple industries. The results of Genesis’s operations will be included in our consolidated financial statements starting on the acquisition date.

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

Unaudited results of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009:

Consolidated Results

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
Revenue	$648	$643	$5	1%	$1,926	$1,885	$41	2%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(289)	(288)	1	NM	(870)	(859)	11	1%
Real estate, network and operations	(101)	(106)	(5)	(5%)	(303)	(301)	2	1%
Third party maintenance	(25)	(26)	(1)	(4%)	(78)	(77)	1	1%
Cost of equipment and other sales	(25)	(23)	2	9%	(75)	(68)	7	10%

Total cost of revenue	(440)	(443)			(1,326)	(1,305)

Gross margin	208	200			600	580
Selling, general and administrative	(99)	(109)	(10)	(9%)	(321)	(321)	-	NM
Depreciation and amortization	(82)	(89)	(7)	(8%)	(252)	(250)	2	1%

Operating income	27	2			27	9
Other income (expense):
Interest income	-	2	(2)	(100%)	1	7	(6)	(86%)
Interest expense	(44)	(39)	5	13%	(141)	(113)	28	25%
Other income (expense), net	21	(32)	53	166%	(37)	11	(48)	NM

Income (loss) before provision for income taxes	4	(67)			(150)	(86)
Provision for income taxes	(10)	(6)	4	67%	(22)	(18)	4	22%

Net loss	(6)	(73)			(172)	(104)
Preferred stock dividends	(1)	(1)	-	NM	(3)	(3)	-	NM

Loss applicable to common shareholders	$(7)	$(74)			$(175)	$(107)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue.

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
Enterprise, carrier data and indirect sales channel	$568	$553	$15	3%	$1,677	$1,602	$75	5%
Carrier voice	79	89	(10)	(11%)	247	281	(34)	(12%)
Other	1	1	-	NM	2	2	-	NM

Consolidated revenues	$648	$643	$5	1%	$1,926	$1,885	$41	2%

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

Our consolidated revenue increased in the three months ended September 30, 2010 compared with the same period in 2009 primarily due to additional enterprise, carrier data and indirect channel sales driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets. This increase in revenue was partially offset by: (i) a decline in our carrier voice business driven by pricing actions to optimize margin performance; and (ii) $8 million of adverse foreign currency movements. Revenue in the three months ended September 30, 2009 included $4 million for one customer’s buyout of certain long term obligations in our enterprise, carrier data and indirect sales channel business.

Our consolidated revenue increased in the nine months ended September 30, 2010 compared with the same period in 2009 primarily due to: (i) $25 million of beneficial foreign currency movements; and (ii) additional enterprise, carrier data and indirect channel sales driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets. This increase was partially offset by a decline in our carrier voice business. In addition, revenue in the nine months ended September 30, 2009 included $12 million for one customer’s buyout of certain long term obligations.

Our sales order levels are a key indicator of continuing strength in customer demand for our services. The average monthly estimated gross value for sales orders was $4.4 million in the three months ended September 30, 2010, compared with $4.6 million in the three months ended June 30, 2010. This metric is used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired, and they exclude the effects of the replacement of existing services with new services, credits and attrition (defined as customer disconnects, price reductions on contract renegotiations and customer usage declines). Other key metrics used by management are revenue attrition and pricing trends for products in our enterprise, carrier data and indirect sales channel. Revenue attrition in the third quarter of 2010 was in line with our recent historical average. Revenue attrition generally results from market dynamics and not customer dissatisfaction. Pricing for our collaboration, VPN and managed services products continues to decline at a relatively modest rate, while pricing for specific data products such as high-speed transit and capacity services (specifically internet access arrangements used by content delivery and broadband service providers) is declining at a greater rate.

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

Cost of access.

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
Enterprise, carrier data and indirect sales channel	$213	$214	$(1)	NM	$647	$609	$38	6%
Carrier voice	76	74	2	3%	222	250	(28)	(11%)
Other	-	-	-	NM	1	-	1	NM

Consolidated cost of access	$289	$288	$1	NM	$870	$859	$11	1%

Cost of access increased in the three months ended September 30, 2010 compared with the same period in 2009. The increase in our consolidated cost of access was driven by: (i) higher enterprise, carrier data and indirect channel sales revenue; and (ii) a $6 million favorable regulatory ruling related to a reduction in access charges in the U.K. recorded in the third quarter of 2009. The increase in our consolidated cost of access was partially offset by: (i) $3 million of beneficial foreign currency movements; and (ii) cost reduction initiatives to optimize access network costs and effectively lower unit prices.

Cost of access increased in the nine months ended September 30, 2010 compared with the same period in 2009. The increase in our consolidated cost of access was driven by: (i) higher enterprise, carrier data and indirect channel sales revenue; (ii) $5 million of adverse foreign currency movements; and (iii) a $6 million favorable regulatory ruling related to a reduction in access charges in the U.K. mentioned above. In addition, our consolidated cost of access for the nine months ended September 30, 2010 included $3 million of costs associated with a subsea cable repair. The increase in our consolidated cost of access was partially offset as a result of lower carrier voice sales revenue and cost reduction initiatives.

Real estate, network and operations. Real estate, network and operations decreased in the three months ended September 30, 2010 compared with the same period in 2009 primarily due to: (i) $2 million of beneficial foreign currency movements; (ii) $1 million lower accrued incentive compensation; and (iii) $2 million of lower real estate costs driven by a $5 million retroactive property tax assessment ($3 million and $2 million, respectively in our GCUK and ROW Segments) recorded in the third quarter of 2009, partially offset by higher facilities rent and maintenance.

Real estate, network and operations increased in the nine months ended September 30, 2010 compared with the same period in 2009 primarily due to: (i) $4 million of adverse foreign currency movements; and (ii) $3 million of higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010. Real estate costs were essentially flat with higher facilities rent, maintenance and utilities largely offset by: (i) the $5 million retroactive property tax assessment recorded in the third quarter of 2009 mentioned above; and (ii) a $6 million property tax refund in the U.K. included in the nine months ended September 30, 2010. The increase in real estate, network and operations was partially offset by a $5 million decrease in other expenses principally driven by a $4 million insurance recovery in the U.K.

Cost of equipment and other sales. Cost of equipment and other sales increased in the three and nine months ended September 30, 2010 compared with the same periods in 2009 primarily due to higher equipment sales and professional services costs.

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

The decrease in SG&A in the three months ended September 30, 2010 compared with the same period in 2009 was primarily due to: (i) $5 million of lower non-income taxes; (ii) a $2 million decrease in bad debt expense; (iii) $2 million of beneficial foreign currency movements; and (iv) $2 million lower accrued incentive compensation.

SG&A in the nine months ended September 30, 2010 compared with the same period in 2009 was essentially flat. SG&A was increased by: (i) $5 million of higher salaries and benefits driven by unpaid leave savings in 2009 and higher employee severance charges in 2010; (ii) $4 million of adverse foreign exchange movements; (iii) a $4 million increase in travel expenses, third party sales commissions and other expenses; and (iv) $3 million of higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010. SG&A decreased due to: (i) $5 million of lower real estate costs driven by lower facilities rent, maintenance and utilities; (ii) a $4 million decrease in bad debt expense; (iii) a $3 million reduction in real estate restructuring reserves; and (iv) $2 million of lower professional fees.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including assets recorded under capital leases, amortization of cost of access installation costs and amortization of identifiable intangibles.

Depreciation and amortization decreased in the three months ended September 30, 2010 compared with the same period in 2009 primarily due to beneficial foreign currency movements and the expiration of the useful life of certain assets acquired as part of the Impsat acquisition.

Depreciation and amortization increased in the nine months ended September 30, 2010 compared with the same period in 2009 primarily due to an increased asset base as a result of fixed asset additions, including assets recorded under capital leases, as well as by adverse foreign currency movements, partially offset by the expiration of the useful life of certain assets acquired as part of the Impsat acquisition.

Interest income. Interest income decreased in the nine months ended September 30, 2010 compared with the same period in 2009 primarily as a result of the refund of a vendor deposit plus accrued interest in the nine months ended September 30, 2009.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities, amortization of deferred finance costs and interest on late payments to vendors. The increase in interest expense in the three and nine months ended September 30, 2010 compared with the same periods in 2009 was primarily a result of: (i) an increase in the amount of debt outstanding as a result of the issuance of the 12% Senior Secured Notes on September 22, 2009, of which a substantial portion of the proceeds was used to retire other debt; and (ii) higher interest in the year-to-date comparison period related to our pound sterling denominated GCUK Notes due to adverse foreign currency movements. See the “2009 Highlights” section of Item 7 of our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC for a discussion of the debt refinancing in connection with which the 12% Senior Secured Notes were issued.

Other income (expense), net. Other expense, net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items.

Other income, net increased in the three months ended September 30, 2010 compared with the same period in 2009 primarily as a result of: (i) recording foreign exchange gains in the three months ended September 30, 2010 as compared to foreign exchange losses recorded in the same period of the prior year; and (ii) recording a $29 million loss in the third quarter of 2009 on the early extinguishment of the GC Impsat Notes and the Senior Secured Term Loans. The increase in other income, net was partially offset by recording a $2 million loss on the sale of U.S. Dollar-denominated Venezuelan bonds in the third quarter of 2010 (see Currency Risk below).

Other expense, net increased in the nine months ended September 30, 2010 compared with the same period in 2009 primarily as a result of: (i) recording foreign exchange losses in the nine months ended September 30, 2010 as compared to foreign exchange gains recorded in the same period of the prior year; and (ii) recording a $2 million loss on the sale of U.S. Dollar-denominated Venezuelan bonds in the third quarter of 2010 (see Currency Risk below). The foreign exchange losses in the nine months ended September 30, 2010 included a $27 million foreign exchange loss as a result of the devaluation of the Venezuelan bolivar in the first quarter of 2010. The increase in other expense, net in the nine months ended September 30, 2010 compared with the same period in 2009 was partially offset by recording a $29 million loss in the third quarter of 2009 on the early extinguishment of the GC Impsat Notes and the Senior Secured Term Loans.

Provision for Income Taxes. Provision for income taxes increased in the three and nine months ended September 30, 2010 compared with the same periods in 2009 primarily as a result of an increase in deferred tax expense in our Brazilian operating subsidiary. During the fourth quarter of 2009, we reduced the valuation allowance against our Brazilian deferred tax assets by $20 million; consequently during 2010 we have been recording deferred tax expense in that subsidiary.

Segment Results

Our CODMs assess performance and allocate resources based on three separate operating segments which we operate and manage as strategic business units: (i) the GCUK Segment; (ii) the GC Impsat Segment; and (iii) the ROW Segment.

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the U.K. The GC Impsat Segment is a provider of telecommunication services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all our operations outside the GCUK and GC Impsat Segments and operates primarily in North America, with smaller operations in Europe, Latin America and a portion of the Asia/Pacific region and includes our subsea fiber network, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services, including data, IP and voice products. The services provided by all our segments support a migration path to a fully converged IP environment. As of September 30, 2010, the GCUK Segment, the GC Impsat Segment and the ROW Segment employed approximately 170, 232, and 461, respectively, sales and sales support employees worldwide.

Our CODMs measure and evaluate our reportable segments based on OIBDA (see “Use of Certain non-GAAP Measures” above in this Item 2 for further information about OIBDA).

GCUK Segment

Revenue

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$112	$117	$(5)	(4%)	$344	$337	$7	2%
Carrier voice	1	3	(2)	(67%)	4	8	(4)	(50%)

	$113	$120	$(7)	(6%)	$348	$345	$3	1%

Revenue for our GCUK Segment decreased in the three months ended September 30, 2010 compared with the same period of 2009 primarily as a result of $8 million of adverse foreign currency movements. Revenue for our GCUK Segment increased in the nine months ended September 30, 2010 compared with the same period of 2009 primarily as a result of $2 million of beneficial foreign currency movements. Our GCUK Segment sales organization was supplemented in the first half of the year, although the additional resources have not yet resulted in appreciable revenue growth. In the third quarter of 2010, GCUK experienced some softness in short-interval demand related to purchases of equipment and professional services and also experienced an increase in sales credits. The UK market continues to be highly competitive with significant pricing pressure, and we expect that competitive environment to continue.

One of our principal customer relationships is with the U.K. Foreign and Commonwealth Office (“FCO”), to whom we provide an international telecommunications network known as the FTN. Our contract to provide the FTN expired in May 2010. We have entered into transition arrangements in respect of the FCO’s migration to a network to be provided by a competitor as the replacement for the FTN. We do not expect this to have a significant impact on our 2010 results and estimate our 2011 revenue to be adversely impacted by between $10 million to $15 million. In addition, we continue to pursue other ordinary course commercial opportunities with the FCO. Another principal customer relationship with Network Rail, whose contract was set to expire in 2010, has been extended for an additional three years.

OIBDA

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
GCUK
OIBDA	$22	$25	$(3)	(12%)	$72	$69	$3	4%

OIBDA in the GCUK Segment decreased in the three months ended September 30, 2010 compared with the same period of 2009 primarily as a result of: (i) $2 million of adverse foreign currency movements; and (ii) $4 million of higher access charges driven by a $6 million favorable regulatory ruling related to a reduction in access charges in the U.K. recorded in the third quarter of 2009. This decrease in GCUK Segment OIBDA was partially offset by a $3 million retroactive property tax assessment recorded in the third quarter of 2009.

OIBDA in the GCUK Segment increased in the nine months ended September 30, 2010 compared with the same period of 2009 primarily as a result of: (i) lower real estate costs driven by a $6 million U.K. property tax refund recorded in the first quarter of 2010 and a $3 million retroactive property tax assessment recorded in the third quarter of 2009; and (ii) lower other expenses driven by a $4 million insurance recovery. The increase in GCUK Segment OIBDA was partially offset by: (i) higher sales commissions and other payroll costs resulting from increased sales resource headcount; (ii) higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010; and (iii) higher access charges driven by a $6 million favorable regulatory ruling related to a reduction in access charges in the U.K. recorded in the third quarter of 2009.

GC Impsat Segment

Revenue

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
GC Impsat
Enterprise, carrier data and indirect sales channel	$142	$125	$17	14%	$401	$355	$46	13%
Carrier voice	1	2	(1)	(50%)	7	9	(2)	(22%)
Intersegment revenues	3	2	1	50%	7	6	1	17%

	$146	$129	$17	13%	$415	$370	$45	12%

Revenue for our GC Impsat Segment increased in the three and nine months ended September 30, 2010 compared with the same periods of 2009 primarily as a result of continuing demand for our broadband lease, managed services, data center products and IP services and $3 million and $24 million, respectively, of beneficial foreign currency movements. Market trends continue to reflect increasing demand for converged information and communications technologies to enable productivity gains and cost savings for enterprises. Sales orders and revenue continue to show healthy growth in most Latin American countries, particularly in Brazil and Colombia. Our Brazilian business has expanded significantly and continues to lead GC Impsat operations in revenue contribution.

OIBDA

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
GC Impsat
OIBDA	$49	$44	$5	11%	$130	$127	$3	2%

OIBDA in the GC Impsat Segment increased in the three months ended September 30, 2010 compared with the same period of 2009 primarily as a result of continuing demand for our broadband lease, managed services, data center products and IP services, and lower accrued incentive compensation. The increase in OIBDA was partially offset by: (i) higher payroll costs as a result of higher headcount, employee severance charges and inflation-related salary adjustments; and (ii) higher access charges driven by an increase in revenue.

OIBDA in the GC Impsat Segment increased in the nine months ended September 30, 2010 compared with the same period of 2009 primarily as a result of continuing demand for our broadband lease, managed services, data center products and IP services. In addition, beneficial foreign currency movements increased GC Impsat Segment OIBDA by $10 million in the nine months ended September 30, 2010 compared with the same period of 2009. The increase in OIBDA was partially offset by:(i) higher access charges driven by increased revenues; (ii) higher payroll costs as a result of higher headcount, employee severance charges and inflation-related salary adjustments; (iii) higher real estate costs driven by higher facilities rent, maintenance and utilities; (iv) higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010; (v) an increase in other expenses driven by increased travel and allocated corporate overhead costs; (vi) higher cost of equipment sales; and (vii) higher third party maintenance costs (including $1 million of costs associated with a subsea cable repair). Our Brazilian business has expanded significantly and continues to lead GC Impsat operations in OIBDA contribution.

ROW Segment

Revenue

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
ROW
Enterprise, carrier data and indirect sales channel	$314	$311	$3	1%	$932	$910	$22	2%
Carrier voice	77	84	(7)	(8%)	236	264	(28)	(11%)
Other	1	1	-	NM	2	2	-	NM
Intersegment revenues	3	1	2	200%	11	5	6	120%

	$395	$397	$(2)	(1%)	$1,181	$1,181	$-	NM

Revenue our ROW Segment decreased in the three months ended September 30, 2010, and was essentially flat in the nine months ended September 30, 2010 compared with the same periods of 2009, primarily as a result of a decline in carrier voice revenue. The decline in carrier voice revenue was driven by pricing actions to optimize margin performance. Revenue in the three and nine months ended September 30, 2009 included $4 million and $12 million, respectively, for one customer’s contract buyout of certain long term obligations in our enterprise, carrier data and indirect sales channel business. In addition, ROW Segment revenue decreased in the three months ended September 30, 2010 compared with the same period of 2009 due to $3 million of adverse foreign currency movements. These decreases in ROW Segment revenue were partially offset by sales growth in enterprise voice, conferencing, managed services and IP services.

OIBDA

	Three Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Nine Months Ended September 30,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
		(in millions)				(in millions)
ROW
OIBDA	$38	$22	$16	73%	$77	$63	$14	22%

OIBDA in our ROW Segment increased in the three months ended September 30, 2010 compared with the same period of 2009 primarily as a result of: (i) improved sales mix; (ii) a decrease in bad debt expenses; (iii) lower accrued incentive compensation; (iv) lower non-income taxes; and (v) $2 million of beneficial foreign currency movements. The increase in ROW Segment OIBDA was partially offset by a decrease in the net benefits from the customer contract buyout described previously.

OIBDA in our ROW Segment increased in the nine months ended September 30, 2010 compared with the same period of 2009 primarily as a result of: (i) improved sales mix; (ii) lower payroll costs driven by lower benefit contributions, sales commissions and higher employee severance charges recorded in the third quarter of 2009, partially offset by unpaid leave savings recorded in 2009; (iii) a reduction in real estate restructuring reserves; (iv) lower professional fees; (v) a decrease in bad debt expenses; (vi) lower non-income taxes; and (vii) lower real estate costs driven by a $2 million retroactive property tax assessment recorded in the third quarter of 2009, partially offset by higher rent and utilities costs. The increase in ROW Segment OIBDA was partially offset by higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010.

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

From time to time we review our operations and may consider opportunities to strategically enhance, expand or change our operations and leverage our capabilities. Initiatives that may result from such reviews may include, among others, plans to reduce our operating expenses and/or optimize existing operating resources, expansion of existing or entry into complementary lines of business, additional capital investment in our network and service infrastructure and opportunistic acquisitions. At any given time in connection with the foregoing we may be engaged in varying levels of analyses or negotiations with potential counterparties. If we pursue any such initiatives or transactions, we may require additional equity or debt financing to consummate those transactions, and there can be no assurance that we will be able to obtain such financing on favorable terms or at all. If we undertake such initiatives, it may place greater demands on our cash flows due to increased capital and operating expenses and debt service.

At September 30, 2010, our available liquidity consisted of $311 million of unrestricted cash and cash equivalents. In addition, at September 30, 2010, we held $19 million in restricted cash and cash equivalents. Our restricted cash and cash equivalents comprise cash collateral for letters of credit or performance bonds issued in favor of certain of our vendors and deposits securing real estate obligations.

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

Compared to periods prior to 2010, operating cash flows will be adversely impacted by approximately $55 million of incremental annual interest payments primarily resulting from the issuance of the 12% Senior Secured Notes and the associated refinancing. We also anticipate lower sales of IRUs and prepaid services in 2010 than realized in 2009 and we currently have lowered expectations for 2010 revenue in our GCUK Segment and in usage-driven conferencing services in North America. As a result of these factors, and in light of improvements in underlying operating results in other areas, we currently expect cash provided by operating activities (including IRUs and other prepaid sales) to roughly equate to purchases of property and equipment for the full year 2010. This expectation is based in part on raising financing for such property and equipment from vendors and others in amounts somewhat lower than those arranged in 2009. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. In addition, our short-term liquidity and more specifically our quarterly cash flows are subject to considerable variability as a result of the timing of interest payments as well as the following factors:

•	Working capital variability significantly impacts our cash flows and causes our intra-quarter cash balances to drop to levels significantly lower than those prevailing at the end of a quarter.

•

We rely on the sale of IRUs and prepaid services, which often involve large dollar amounts and are difficult to predict. During the three and nine months ended September 30, 2010, we received $31 million and $77 million, respectively, of cash receipts from the sale of IRUs and prepaid services compared to $33 million and $92 million, respectively, in the same periods of 2009. Our forecasted cash flows for 2010 contemplate lower sales of IRUs and prepaid services as compared to the $130 million in 2009.

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

The vast majority of our long-term debt and capital lease obligations mature after 2010. However, we have approximately $229 million related to various debt agreements that are due and payable in the next twelve months, including the $144 million original principal amount of our 5% Convertible Notes which mature in May 2011 (subject to earlier conversion into GCL common stock at the conversion price of approximately $22.98 per share) and any Excess Cash Offer related to the year ended December 31, 2010 (see GCUK Notes Tender Offer below). We continue to monitor market conditions and we currently expect to refinance our 5% Convertible Notes prior to their maturity. In addition to this $229 million, we have $25 million of “other current liabilities” representing accrued dividends on our 2% cumulative senior convertible preferred stock. Payment of the preferred dividend is predicated on our achieving a certain earnings-related objective as demonstrated by audited financial statements, which objective we anticipate achieving during 2010. With regard to our other major debt instruments, (i) the $434 million principal amount of the GCUK Notes matures in 2014 (less any amounts purchased as a result of any Excess Cash Offer); and (ii) the $750 million original principal amount of the 12% Senior Secured Notes matures in 2015. If cash on hand at the time any of these debt instruments mature is insufficient to satisfy these and our other debt repayment obligations, we would need to access the capital markets to meet our liquidity requirements. Such access would depend on market conditions and our credit profile at the time.

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

At September 30, 2010, unrestricted cash and cash equivalents were $67 million, $130 million, and $114 million at our GCUK, GC Impsat and ROW Segments, respectively (see below in this Item 2 under “Currency Risk” for information related to the devaluation of the Venezuelan bolivar on January 12, 2010). Operational constraints require us to maintain significant minimum cash balances in each of our segments. On March 30, 2010, GCUK Segment borrowed $20 million from the ROW Segment to ensure cash balances were at prudent levels upon completion of the annual Excess Cash Offer for the GCUK Notes. We believe that this loan, which is payable September 2013, and likely future intersegment funds transfers in amounts permitted by our debt instruments will be sufficient to enable each of our segments to reach the point of sustained recurring positive cash flow from operating and investing activities. Most of our assets have been pledged to secure our indebtedness. Failure to comply with the covenants in any of our debt instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts. Such acceleration would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, a default by any of our subsidiaries under a capital lease obligation or debt obligation totaling more than $2.5 million, as well as the bankruptcy or insolvency of any of our subsidiaries, could trigger cross-default provisions under certain debt instruments.

Indebtedness

At September 30, 2010, we had $1.48 billion of indebtedness outstanding (including long and short term debt and capital lease obligations), consisting of $736 million of 12% Senior Secured Notes ($750 million aggregate principal less $14 million of unamortized discount), $436 million of GCUK Notes ($434 million aggregate principal plus $2 million of net unamortized premium), $137 million of 5% Convertible Notes ($144 million aggregate principal less $7 million of unamortized discount) and $167 million of capital lease obligations and other debt.

We are in compliance with all covenants under our material debt agreements and expect to continue to be in compliance.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our 2009 annual report on Form 10-K, for a description of the GCUK Notes, 5% Convertible Notes and 12% Senior Secured Notes.

Financing Activities

During the nine months ended September 30, 2010, we entered into various debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements was $11 million. These agreements have terms that range from 6 to 48 months with a weighted average effective interest rate of 9.8%. In addition, we also entered into various capital leasing arrangements that aggregated $38 million. These agreements have terms that range from 12 to 48 months with a weighted average effective interest rate of 10.9%.

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

If the current year-to-date results were the results for the full year to December 31, 2010, we would be obligated to make an Excess Cash Offer of $9 million, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of year-end, and the associated purchases are required to be completed within 150 days after year-end.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,		$ Increase/ (Decrease)
	2010	2009
		(in millions)
Net cash flows provided by operating activities	$34	$135	$(101)
Net cash flows used in investing activities	(123)	(123)	-
Net cash flows provided by (used in) financing activities	(53)	52	(105)
Effect of exchange rate changes on cash and cash equivalents	(24)	5	(29)

Net increase (decrease) in cash and cash equivalents	$(166)	$69	$(235)

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased in the nine months ended September 30, 2010 compared with the same period in 2009 primarily as a result of higher interest and incentive compensation payments and lower IRU and prepaid services receipts in the current period. During the nine months ended September 30, 2010, we made $125 million of interest payments compared with $86 million in the same period of 2009. During the nine months ended September 30, 2010 we received $77 million of cash receipts from the sale of IRUs and prepaid services compared with $92 million in the same period of 2009.

Cash Flows from Investing Activities

Cash flows used in investing activities in the nine months ended September 30, 2010 was essentially flat when compared with the same period in 2009. During the nine months ended September 30, 2010, we used $6 million more net cash for purchases and sales of marketable securities, partially offset by a decrease of $5 million in capital expenditures.

Cash Flows from Financing Activities

Cash flows provided by financing activities decreased in the nine months ended September 30, 2010 compared with the same period in 2009 primarily as a result of: (i) the net cash received as part of refinancing debt in 2009; (ii) lower debt repayments due to a lower repurchase of GCUK Notes under the Excess Cash Offer; and (iii) lower amounts paid for employee taxes on certain share-based compensation as substantially all of the 2008 annual bonus was paid in stock in 2009.

Contractual Cash Commitments

During the nine months ended September 30, 2010, we entered into the following significant contractual commitments: (i) an amendment to an equipment and service agreement that requires payments of $30 million (including value added taxes of approximately $6 million) over the next two years; (ii) an extension of an agreement for supply, installation and maintenance of customer premises equipment that requires payments of $23 million through 2013; (iii) an amendment to an existing equipment lease facility that requires payments of $10 million through 2013; (iv) a three and a half year extension to a global maintenance and support agreement that requires payments of approximately $22 million through December 2013; (v) an extension to a digital services agreement that requires payments of $37 million through April 2011; (vi) an agreement to secure the lease of capital equipment requiring payments of $20 million over the next three years and (vii) an amendment to an existing network augmentation agreement that requires payments of $11 million through 2012.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of September 30, 2010 and December 31, 2009, our receivables related to our carrier sales channels represented approximately 38% and 43%, respectively, of our consolidated receivables. Also as of September 30, 2010 and December 31, 2009, our receivables due from various agencies of the U.K. Government together represented approximately 8% and 5%, respectively, of our consolidated receivables.

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

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value significantly greater than the value that prevailed on the former unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. We use the official rate to record the assets, liabilities and transactions of our Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced our net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 million based on the bolivares balances as of such date, resulting in a corresponding foreign exchange loss, included in other expense, net in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010.

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

At September 30, 2010, we had $17 million of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. We cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. During 2010 we received approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates. In the third quarter of 2010, we participated in a debt auction held by the Venezuelan government and used bolivares to purchase $10 million of U.S. Dollar-denominated bonds at par value in connection with our currency exchange risk mitigation efforts. We received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8 million paid in U.S. Dollars, which resulted in an approximate 25% discount. The loss of $2 million was included in other income (expense), net in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010. To date, we have not executed any exchanges through SITME. If we were to successfully avail our self of the SITME process to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars, we would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if we were to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of September 30, 2010, approximately $29 million (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at September 30, 2010 (“the “CADIVI rate”)) of our cash and cash equivalents was held in Venezuelan bolivares. For the three and nine months ended September 30, 2010, our Venezuelan subsidiary generated approximately $13 million and $38 million, respectively, of our consolidated revenue and $8 million and $22 million, respectively, of our consolidated OIBDA, in each case based on the CADIVI rate. As of September 30, 2010, our Venezuelan subsidiary had $35 million of net monetary assets of which $13 million and $22 million were denominated in U.S. Dollars and Venezuelan bolivares, respectively, in each case based on the CADIVI rate. As of September 30, 2010, our Venezuelan subsidiary had $68 million of net assets, which may not be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

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

Off-Balance Sheet Arrangements

See Item 7 in the Company’s 2009 annual report on Form 10-K. No material change regarding this information has occurred since that filing.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2010.

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

Except as noted above, there were no other material changes in our internal control over financial reporting during the third quarter of 2010.

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

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value significantly greater than the value that prevailed on the former unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. We use the official rate to record the assets, liabilities and transactions of our Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced our net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 million based on the bolivares balances as of such date, resulting in a corresponding foreign exchange loss, included in other expense, net in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010.

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

At September 30, 2010, we had $17 million of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. We cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. During 2010 we received approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates. In the third quarter of 2010, we participated in a debt auction held by the Venezuelan government and used bolivares to purchase $10 million of U.S. Dollar-denominated bonds at par value in connection with our currency exchange risk mitigation efforts. We received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8 million paid in U.S. Dollars, which resulted in an approximate 25% discount. The loss of $2 million was included in other income (expense), net in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010. To date, we have not executed any exchanges through SITME. If we were to successfully avail our self of the SITME process to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars, we would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if we were to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of September 30, 2010, approximately $29 million (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at September 30, 2010 (“the “CADIVI rate”)) of our cash and cash equivalents was held in Venezuelan bolivares. For the three and nine months ended September 30, 2010, our Venezuelan subsidiary generated approximately $13 million and $38 million, respectively, of our consolidated revenue and $8 million and $22 million, respectively, of our consolidated OIBDA, in each case based on the CADIVI rate. As of September 30, 2010, our Venezuelan subsidiary had $35 million of net monetary assets of which $13 million and $22 million were denominated in U.S. Dollars and Venezuelan bolivares, respectively, in each case based on the CADIVI rate. As of September 30, 2010, our Venezuelan subsidiary had $68 million of net assets, which may not be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 3, 2010 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JOHN A. KRITZMACHER
John A. Kritzmacher
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)