Form 10-K
period 2010-12-31
GLOBAL CROSSING LTD
filed 2011-02-23
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16201

GLOBAL CROSSING LIMITED

BERMUDA	98-0407042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

WESSEX HOUSE

45 REID STREET

HAMILTON HM12, BERMUDA

(Address Of Principal Executive Offices)

(441) 296-8600

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2010 was approximately $329 million.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 17, 2011, was 60,687,946.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be issued in connection with the 2011 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

For The Year Ended December 31, 2010

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

We are a global communications service provider. We offer a full range of data, voice and collaboration services and deliver services to approximately 40 percent of the companies in the Fortune 500, as well as 700 carriers, mobile operators and Internet service providers around the world. We deliver converged IP services to more than 700 cities in more than 70 countries, and have 17 data centers located in major business centers. Our operations are based principally in North America, Europe, Latin America and a portion of the Asia/Pacific region.

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

As of February 1, 2011, we employed approximately 5,250 people, of whom approximately 98% are full-time employees and the remaining balance are part-time or temporary employees. We consider our employee relations to be good. None of our employees are currently covered by collective bargaining agreements, other than approximately 34 employees in the United Kingdom (“U.K.”). In addition, Brazilian law requires us to negotiate certain labor terms and conditions, including salaries, wages and profit sharing plans, with industry-specific unions, and to obtain approval of those terms from a majority of our approximately 500 employees in Brazil. They are then submitted to the Brazilian Ministry of Labor for final approval.

We report financial results based on the following three operating segments: (i) Global Crossing (UK) Telecommunications Limited (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”), which provide services primarily to customers in the U.K.; (ii) GC Impsat Holdings I Plc (“GC Impsat”), and its subsidiaries (collectively, the “GC Impsat Segment”), which provide services primarily to customers in Latin America; and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”), which represent all our operations outside of the GCUK Segment and the GC Impsat Segment and operate primarily in North America, with smaller operations in Europe, Latin America and a portion of the Asia/Pacific region. This segment also includes our subsea fiber optic network. See below in this Item 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 21, “Segment Reporting,” to our consolidated financial statements included in this annual report on Form 10-K for further information regarding our operating segments.

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

•

On May 9, 2007, we completed the acquisition of Impsat Fiber Networks, Inc. (together with its subsidiaries, “Impsat”), a leading provider of private telecommunications, Internet and information technology services to corporate and government clients in Latin America, for cash representing a total equity value of approximately $95 million.

•

On October 29, 2010, we completed the acquisition of Genesis Networks Inc. (“Genesis Networks”), a provider of high-performance, rich-media and video-based solutions serving major broadcasters, producers and aggregators of specialized programming. Total consideration for the transaction including direct costs was approximately $27 million, including $14 million in connection with the repayment of existing debt.

Business Strategy

Our strategy is based on four key elements. First, we are focused on the following target markets: medium-to-large enterprises including multinationals, governments, Web2.0 companies, broadcast and media providers and telecommunications carriers. Second, our solutions are based on Internet Protocol (“IP”) and Ethernet technologies that cover the full range of service offerings typically deployed by customers in our target markets. Third, we seek to leverage our global assets to satisfy communication requirements that are pan-regional in scope. Fourth, we strive to provide unsurpassed customer service, maximizing customer loyalty. Overall, Global Crossing’s strategy is centered on increasing the depth and breadth of value added service offerings that are enabled by our advanced, global, IP network and data center infrastructure.

Our targeted government and enterprise customer sectors represent significant market opportunities. In the enterprise sector, we focus on companies in the financial services, high-tech, healthcare, pharmaceuticals, transportation and distribution, and research and education industries. In the government sector, the U.K. government has traditionally been a large customer of our business in that country and we are expanding our presence in the government market in the U.S. as well. In anticipation of this expansion, we have established a separate division in the Company to help us capitalize on new business opportunities in this area. We also target Web2.0 companies and telecommunication carriers, which include international and domestic network service providers, cable providers, Internet service providers, wireless carriers, and content distribution service companies. Our most recent acquisition of Genesis Networks is aimed at developing a broader position in the video transport market, building on the existing customer relationships that Genesis Networks has with broadcasters, producers, cable TV and satellite TV services.

Our primary method of distribution is a worldwide direct sales force. To complement direct distribution, we have developed alliances with major systems integrators to effectively address the requirements of customers who prefer turnkey or outsourced solutions provided by these industry participants. We also use incumbent and other telecommunications providers as an alternative channel of distribution, which we call the Global Partners Program. Under this program, our advanced IP and Ethernet solutions are connected with these providers, allowing them to address a wider range of geographic and product-related requirements and allowing us to benefit from their considerable distribution capabilities. We now have approximately 60 carriers around the world participating in this program. Finally we use indirect sales channels in the form of master agents and agents to complement our direct sales distribution.

We expect continued growth in the demand for global bandwidth and IP-enabled solutions due to several significant trends, including globalization, adoption of IP and Ethernet data transport technologies, outsourcing of data center functionality and the evolution of cloud computing, increasing utilization by businesses and consumers of IP based applications, continued broadband penetration and increasing usage and demand for video applications and content by both consumers and businesses. Our acquisition of Genesis Networks, which now operates under the name Global Crossing Genesis Solutions, provides us with managed video transport capability in this high-growth market segment, creating opportunities for deepening our penetration in the media and entertainment, healthcare and other industries where the adoption of high-performance video applications is accelerating.

We expect the demand for high performance data communications to be driven by the introduction of more powerful computers and software applications, facilitating higher download rates, and increased usage of e-mail, voice over Internet Protocol (“VoIP”) services, streaming video, wireless local area networks, videoconferencing and other innovations. In addition, we expect global enterprises to outsource their networking needs as companies require networks that interact internally, as well as with partners, customers and vendors, driving the demand for virtual private networks (“VPNs”) and managed services. We also expect mobile traffic growth to remain strong due to increased adoption of mobile communications, increased usage per mobile connection and increased usage of mobile data applications, including such increases resulting from the accelerating pace of the replacement of traditional cellular phones with bandwidth-intensive “smartphones” and other devices.

The competitive landscape in the telecommunications industry continues to change, and we believe we are well positioned to take advantage of these changes. With industry consolidation, we expect to experience greater demand from customers seeking network diversity, redundancy and suppliers that can meet their global requirements. We believe that our existing customer base, transport, IP-enabled solutions and hosting capabilities, and extensive network of global suppliers, coupled with our systems, processes and strong customer service, position us well as a provider of global communications services. In addition, our corporate development activities, including the acquisitions of Fibernet and Impsat, have accelerated the growth of our enterprise and carrier data businesses. With our latest acquisition of Genesis Networks coupled with our high-quality global IP network, we are well positioned to gain traction in the fast growing video transmission market.

For 2011, we have defined the following operational imperatives that we believe will accelerate revenue growth.

Capitalize on Industry Trends to Capture New Demand. We believe that our growing customer base, transport and hosting capabilities, and extensive global network of suppliers, coupled with our systems, processes and strong customer service, position us as a leading provider of global services. We believe that our comprehensive network and value-add service offerings position us well to meet the growing demand for complete solutions for outsourcing, hosting and bandwidth and IP connectivity. We also intend to leverage our innovation and focus on IP and Ethernet services to capture customer demand created by the convergence of legacy protocols to fixed, mobile and unified communications, which increasingly rely on packet-based networks such as ours.

Leverage our Global Network and Enhance our Service Offerings. We intend to offer substantially all of our service offerings throughout our entire network. For example, we introduced hosting and Ethernet capabilities that we acquired in the Impsat and Fibernet acquisitions in new markets where we have operations. The acquisition of Genesis Networks provides opportunities to attract new customers and expand service offerings into markets that require high-performance, rich-media, video-based delivery, such as healthcare, cinema, music, gaming, government and distance learning. We intend to increase our selling efforts on managed solutions, cloud solutions and collaboration services, as we believe that the current economic environment and market demand supports these products. We also intend to continue to maintain our network and increase capacity, bringing new cities on-net and adding new service offerings to our product portfolio, such as telepresence services offered in conjunction with Teliris and Cisco, wide area network optimization services and enhancements to managed security.

Continue to Aggressively Manage Costs and Improve Margins. We will continue to improve our cost structure by aggressively managing operating and third-party access costs. This will be done by network optimization, infrastructure improvements, customer migrations, use of alternative termination providers and other traditional means such as revenue assurance and dispute resolution. We intend to leverage relationships with third-party access providers for our wholesale voice services to help reduce our costs across our product offerings. Finally, we continue to manage expenditures on discretionary items and control payroll costs by tightly managing employee additions, and reducing other discretionary sales, general and administrative expenses.

Focus on our Employees and Customers and Selectively Augment our Sales Force. We will continue our efforts to maintain a motivated, enthusiastic and talented work force to achieve our strategies and support our growing customer base. We have adopted a continuous improvement management approach to enhance the customer experience and are investing in processes, systems and tools to better enable our customers to configure and manage our services, including the development of a new customer portal that will provide customers with real-time visibility of their network. We also have selectively strengthened our sales and support staff, both in our indirect and direct channels serving governments, multinational and regional enterprises and carriers.

Enhance our Business Through Opportunistic Expansion. We intend to leverage our global value-added IP, Ethernet data center and managed solutions. In addition to investing in our core network, we intend to continue moving up the value chain with accelerated investment in managed solutions, including data center, cloud services and unique vertical market applications such as broadcast media transport. We also intend to pursue the extension of our network to offer our growing suite of value-add service offerings to additional markets. The expansion of our network may occur through ongoing capital expenditures and other organic initiatives, additional service arrangements with other carriers and targeted acquisitions, which in the past have accelerated the growth of our enterprise and carrier data businesses. We also intend to continue to analyze potential acquisition opportunities that would increase our scale and efficiency and/or expand our product sets and network reach.

Overview of Our Business

Our services include transport and infrastructure, switched data services, data center services, voice services, collaboration services and video transport services. These services are built around a streamlined global service delivery model intended to provide outstanding customer service, including prompt and accurate provisioning and billing. Our uCommand® Web-based network management tool allows customers to securely monitor their voice and data services, create utilization reports, reroute traffic, order new services, create and track trouble tickets and perform online bill payment.

Product and Service Offerings

The following is a brief description of our key services, grouped into the following product lines: Transport and Infrastructure, Switched Data Services, Voice Services, Collaboration Services, Data Center and Hosting, and Media Transport Services. These product line categories reflect the scope of value-added services we provide to our customers.

Our transport and infrastructure and switched data services accounted for approximately 58%, 56% and 56% of consolidated revenues in 2010, 2009 and 2008, respectively. Our voice and collaboration services accounted for approximately 37%, 39% and 40% of consolidated revenues in 2010, 2009 and 2008, respectively. Our data center and hosting services accounted for approximately 5%, 5% and 4% of consolidated revenues in 2010, 2009 and 2008, respectively.

Transport and Infrastructure

We offer a comprehensive portfolio of transport and infrastructure services globally. Our International Private Line Service and Wavelength Services provide secure point-to-point digital connectivity. These services are available between any two points of presence (“PoPs”) on our network, enabling customers to build private networks that carry business-critical applications at a wide range of speeds from T1/E1 to 10 Gbps. Ethernet Private Line (EPL) is a point-to-point Ethernet enabled private line service with connectivity to more than 30 countries worldwide. EtherSphere™ (Ethernet WAN) Service is a point-to-point, point-to-multipoint, and multipoint-to-multipoint service of up to 10 Gbps with six classes of service. The EtherSphere Service provides virtual connections utilizing Ethernet over our global Multi-Protocol Label Switching (“MPLS”) network, enabling the transport of voice, data, multimedia and collaboration applications between two or more locations in 26 countries worldwide. Our Metropolitan Access Network capabilities bring our worldwide network service to customer premises in more than 50 major metropolitan markets across North America, Europe, the U.K. and South America.

Switched Data

We offer a full portfolio of switched data services to enterprises and carriers, including IP VPN, dedicated Internet access, managed network services and legacy frame relay/ATM services. Our feature-rich IP VPN Service provides a single access connection to manage and deliver voice, video, data and multimedia over a VPN with service level agreements for latency, packet delivery, jitter and availability. IP VPN customers can also take advantage of our application performance management services, offered through a strategic relationship with Fluke Networks®, which give customers visibility into the applications running on their networks, providing a single point of contact, customer care, billing and accountability. Our GCUK Segment provides a specialized UK Government IP VPN, which combines a managed connectivity platform, equipment, circuits and services to support the interconnection among U.K. Government Ethernet local area networks. Our remote access services allow enterprises in each of our segments to extend the reach of their wide area networks for multiple users via remote access through global dial, WiFi and broadband Internet access while providing end point security policy management. Our IP services also include dedicated Internet access, which provides always-on, direct high-speed connectivity to the Internet at a wide range of speeds with connectivity to worldwide domains and peering locations in Europe, the U.S., Latin America, and Asia.

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

We continue to support a small base of customers for Frame Relay and Asynchronous Transfer Mode (ATM) services. Frame Relay provides a reliable data transport network for connecting customer locations requiring partial mesh and hub-and-spoke network applications. ATM service connects customer locations while providing multiple classes of service supporting multiple data applications with diverse requirements for network transport, prioritization and performance.

Voice Services

We offer a complete suite of VoIP, hosted IP telephony, and traditional voice services. These services generated more than 50 billion, 47 billion and 38 billion minutes of voice traffic carried over our global VoIP network during 2010, 2009 and 2008, respectively. Our VoIP solutions are offered in a managed or non-managed environment, to meet the calling needs of our customers. Our dedicated voice services feature end-to-end service level agreements that apply globally and guarantee service availability along our network as well as through local access circuits. The service level agreements support three key areas: end-to-end network availability, guaranteed time of installation and mean time to restore.

Our global voice services include the following:

•

VoIP Services: We offer a complete VoIP services portfolio replicating the full functionality of our traditional TDM portfolio, which includes inbound, outbound, and on-net calling solutions. We are licensed to provide outbound calling services to the public switched telephone network (“PSTN”) in 29 countries, and can secure and provision direct dial inbound numbers in 25 countries. VoIP toll-free service from those originating locations that adhere to the North American dialing plan is also available for call termination in the U.S. Key features include VoIP Ready Access®, which provides IP access to our reservation-less audio conferencing service, VoIP Community Peering, which provides true IP-to-IP call flows for VoIP Outbound calls terminating in Global Crossing VoIP Local Services™ local numbers, and VoIP Integrity Service which enables customers to monitor and manage their VoIP applications through our suite of Application Performance Management tools.

•	Hosted IP Telephony (GCUK only): Provides customers with IP telephony services that use software-enabled switching managed from the core of our network. Hosted IP Telephony is the first product under our Unified Communications suite and provides a platform on which future products will deliver integrated unified communications, presence and collaboration services.

•

Traditional Voice Services: Our traditional voice services provide the ability to place in-country, long distance, and international calls via traditional TDM-based connections. Switched access services are available in the U.S. and indirect access services are available in the U.K. We can support toll free applications in Europe and North America, and local service in 48 major metropolitan markets throughout the United States via our competitive local exchange carrier (“CLEC”) footprint.

•

Railnet (GCUK only): Railnet is a fully managed voice service provided to the U.K. Rail Industry over our core network and offers enhanced telephony, voicemail and reporting. Users are offered a range of handsets, headsets, and classes of service.

Collaboration Services

We offer a comprehensive suite of audio, web, video, collaboration services, which include the following services:

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

•

Telepresence with Teliris and Cisco: Telepresence solutions, offered with Teliris and Cisco, comprise a set of highly integrated technologies and engineered environments that enable very high quality videoconferencing capabilities.

Data Center and Hosting

We offer enterprise and carrier customers a set of data center and collocation services.

•

Data Center Services: We operate 17 data center facilities in Latin America, Europe and the U.S. that offer hosting services together with our broadband services and advanced value added solutions. These facilities offer a complete set of data center services ranging from housing and hosting, to more complex managed solutions, including disaster recovery, applications management, business continuity, and security services to manage mission critical applications.

•

Collocation Services: We operate collocation facilities around the world which allow for the placement of customer equipment within certain Global Crossing PoPs to interconnect with our IP network or fiber-optic backbone. Collocation delivers improved provisioning speed, stability and security for critical network requirements.

Media Transport Services

With our recent acquisition of Genesis Networks, we offer the value add managed video transport services that are in high demand from major broadcasters, producers and aggregators of specialized programming.

Sales and Principal Customers

We are focused on the following target markets: multinational enterprises, governments, Web 2.0 companies, broadcast and media companies, and telecommunications carriers. We have sales and sales support personnel in 26 countries. Our ROW Segment, GCUK Segment and GC Impsat Segment target the following sectors: global multinational corporations, governments, financial services, high-tech, healthcare/pharmaceuticals, transportation and distribution, research and education and systems integrators.

The following are our sales channels, each of which targets customers in North America, Europe, Latin America and a portion of the Asia/Pacific region:

•	Global Enterprise Direct Sales Channel: Through the enterprise sales channel, we target multinational and national businesses, in the mid to large size segments and higher educational institutions.

•	U.S. Federal Solutions Sales Channel: Through the U.S. federal solutions sales channel, we target U.S. government agencies and offer them IP, security and collaboration solutions.

•

U.K. Government Sales Channel: Through the U.K. government sales channel, we target national and local government organizations in the U.K., providing next generation IP services, secure network services and managed voice services.

•

Global Enterprise Indirect Sales Channel: Through the indirect enterprise sales channel, we target master agents, systems integrators and application service providers, using dedicated sales and support personnel. In addition, we operate a Global Partner Program that targets incumbent carriers and alternate service providers around the world as an indirect distribution channel. At this time, we have approximately 60 carriers and alternate service providers in our Global Partner Program using our Fast Track Services™ to support their own enterprise customers.

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

•	Collaboration Sales Channel: This channel is used to offer audio, video and Web-based conferencing services and collaboration solutions to multinational and national mid- to large-sized businesses.

•

Genesis Solutions Sales Channel: This channel provides high-performance, managed video transport solutions. This channel serves many of the world’s major broadcasters, leading sports networks, producers and aggregators of specialized programming.

Our ROW Segment and GC Impsat Segment enjoy large customer bases with no material concentration of revenues in any one customer or group of related customers. Although our GCUK Segment also enjoys a large customer base, various agencies of the U.K. Government together represented approximately 51%, 49% and 47%

of the GCUK Segment’s revenues in 2010, 2009 and 2008, respectively. See Item 1A, “Risk Factors—Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.”

Our Network

Our network consists of a series of assets and rights that allow us to operate service platforms enabling the delivery of various protocol-based data and voice services in major business centers throughout the world. We monitor network performance using a suite of operational support systems to provision and maintain this network worldwide.

At the base of our network are subsea and terrestrial fiber-optic cables that connect and cross North America, South America, Europe and a portion of the Asia/Pacific region, which we either own or hold under long-term indefeasible rights of use (“IRUs”) from other carriers. We are required to obtain rights of way (or their equivalents) necessary for our fiber-optic cable lines to pass through property owned by both private and public entities. These fiber optic assets and related transmission, switching and routing equipment (the “GC Fiber Network”) provides seamless, broadband connectivity to 32 countries through a combination of subsea cables, national and international networks and metropolitan networks.

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

The Core Network has approximately 800 PoPs in approximately 400 cities in approximately 46 countries worldwide (“Regional PoPs”). These Regional PoPs house dense wave division multiplexing (“DWDM”) equipment that combines multiple colored wavelengths (or channels) on a single fiber and transports them as multiple signals across the network. In addition to the DWDM equipment, the Regional PoPs generally house add/drop multiplexer equipment that combines lower speed private line, data, Ethernet and voice traffic.

The North American network portion of the GC Fiber Network comprises approximately 18,000 route miles of fiber in the U.S. and Canada, most of which consists of IRUs in fibers purchased from other carriers. It has approximately 189 Regional PoPs, 20 integrated service platform sites, four subsea cable landing stations and five primary international voice gateway sites. The North American network carries voice, data and private line services over our IP, synchronous optical network (“SONET”), and ATM backbones, all traversing 2.5, 10 and 40 Gbps DWDM systems. IP, Ethernet, SONET and ATM are methods of sending audio, video and computer data at the same time over one high-speed digital/optical line.

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

The GCUK portion of the GC Fiber Network comprises approximately 9,800 route miles of fiber and comes within 1.5 miles of approximately two-thirds of Britain’s business infrastructure. This network has approximately 390 Regional PoPs and carries voice, data and private line services over IP, Ethernet and ATM/Frame Relay backbones, all traversing DWDM and SDH transmission systems. The U.K. network also encompasses nine major metro markets and reaches 55 smaller towns and cities, providing seamless services to the rest of the Global Crossing network.

The subsea portion of the GC Fiber Network consists of six fiber-optic cable systems owned by us: Atlantic Crossing -1 (“AC-1”), Atlantic Crossing-2 (“AC-2”), Mid-Atlantic Crossing (“MAC”), South American Crossing (“SAC”), Pan American Crossing (“PAC”) and an approximately 314 route mile system connecting the U.K. and Ireland. SAC is a 12,400 route mile sub-sea system, including an approximately 2,500 mile terrestrial route connecting Argentina and Chile. SAC connects major markets throughout Latin America and is one of only two sub-sea systems currently in operation that circumnavigates the majority of South America. At approximately 4,600 route miles, MAC provides a strategic gateway between the Eastern Seaboard of the U.S. and our Latin America assets, a route that is experiencing acute demand growth and increasing capacity scarcity. PAC is integrated with a 2,300 mile terrestrial ring route (including associated backhaul) within Mexico, and we completed the extension of our PAC system to Costa Rica in 2008. In the aggregate, these subsea cable systems span approximately 39,000 route miles and have approximately 24 landing points on three continents: North America, South America and Europe. These are all two or four fiber strand pair cables equipped with 10, 20 and 40 Gbps DWDM transmission systems. AC-2 consists of two fiber strand pairs in a cable containing four fiber strand pairs that was co-built with Level 3 Communications, Inc. These systems include 14 Regional PoPs in the Latin America and Caribbean regions.

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

Our network assets in the Asia/Pacific region and those connecting the U.S. to this region include both IRUs and leased circuits on multiple subsea systems. We operate Regional PoPs in Hong Kong, Tokyo, Singapore and Sydney. Each of these PoPs supports Internet access, IP VPN, ATM and Frame Relay services, with Hong Kong also supporting VoIP services. In addition, we operate virtual PoPs, which are leased network and router infrastructure built to our specifications and under our direct operational control, in the following locations: Seoul, Korea; Hanoi, Vietnam; Kuala Lumpur, Malaysia; Jakarta, Indonesia; Manila, the Philippines; Taipei, Taiwan; and Bangkok, Thailand. Our Core Network includes IRUs and leases of trans-Pacific capacity on the PC-1 fiber-optic cable system, which is owned by Pacific Crossing Limited, a former subsidiary of the Company and now a subsidiary of NTT Communications Corporation (“PCL”).

Our IP network consists of a service layer running on the Core Network and uses a single Autonomous System Number (“ASN”). We have approximately 217 distinct IP hubs, approximately 35 of which contain a VoIP presence and approximately 117 of which have public or private interconnects. The single ASN implies a greater degree of integration than that which exists in a multiple ASN system. Having a global ASN allows us to deploy certain technologies, such as MPLS, more quickly and on a global basis. It also provides our international customers with a more global appearance in the global Internet routing table.

Our IP network uses a MPLS Juniper core with a mixture of Cisco, Juniper and Brocade devices at the edge of the network. The network is considered a Tier 1 backbone and is quality-of-service enabled, which allows different types of data to be assigned different priorities, such that, for example, voice can always have priority over IP VPN and Internet traffic. The network transmits approximately 3,700 Gbps weekly of total IP traffic, of which approximately 42 Gbps is IP VPN and 50 Gbps is voice traffic, averaging approximately 1.17 billion minutes of VoIP per month, or approximately one-third of the total voice minutes. Our VoIP platform is fully compatible with our TDM network.

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

The Network Security Agreement also includes corporate governance obligations. To satisfy these, the GCL Board of Directors maintains a Security Committee comprised solely of directors who are U.S. citizens and who already possess or are eligible to possess a U.S. security clearance. These “Security Directors” must satisfy the independent director requirements of the New York Stock Exchange, regardless of whether any of GCL’s securities are listed on such exchange. At least half of the members of our board nominated by ST Telemedia must be Security Directors. A Security Director must be present at every meeting of the board of directors of GCL (including any committee thereof) and of any of our U.S. operating subsidiaries, in each case unless such meeting in no way addresses or affects our obligations under the Network Security Agreement.

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

On the other hand, as the competitive landscape continues to change with industry consolidation, we expect to experience greater demand from customers seeking value-added IP, Ethernet, data center and managed solutions, and a supplier that can meet their requirements worldwide. Our existing customer base, transport and hosting capabilities, and extensive network of suppliers globally, coupled with our systems, processes and strong customer service, position us as a competitor in the global services marketplace.

The following summarizes the competition we face in all of our operating segments by type of competitor.

Incumbent Carriers

In each market that we serve, we face, and expect to continue to face, significant competition from the incumbent carriers that currently dominate local telecommunications markets. In the U.S., these are primarily Verizon, Qwest Communications Corporation (“Qwest”) and AT&T. We face competition both outside and, in some cases, inside the U.S. from foreign incumbents, including companies such as British Telecom (“BT”), France Telecom, Telecom Italia, Telefónica, Telstra, Teléfonos de México, SAB de CV (“Telmex”) and Deutsche Telekom. As we accelerate our investments in managed security, unified communications and cloud solutions, we also will face increased competition from system integrators such as HP/EDS and Accenture as they compete with us for these services contracts through their own offers or through partnerships with incumbent carriers.

We compete with incumbent carriers on the basis of product offerings, price, quality, capacity and reliability of network facilities, technology, route diversity, ease of ordering and customer service. Because our fiber-optic systems were installed relatively recently, compared with some of the networks of the incumbent carriers, our network architecture and technology may provide us with cost, capacity, and service quality advantages over some existing incumbent carrier networks. However, the incumbent carriers may have long-standing relationships with their customers and provide those customers with various transmission and switching services that we, in many cases, do not currently offer. In their own primary markets, the incumbents have the additional advantages of network concentration, control over local exchange assets, significant existing customer bases and, in the case of many foreign incumbents in their home markets, regulatory protection from competition.

Other Voice Service Competitors

In the U.S., the local incumbents dominate the market for local voice services and are among the strongest competitors in the long distance voice services market. In addition, we face, and expect to continue to face, competition for local and long distance voice telecommunications services from CLECs, cable companies, and VoIP service providers that compete in the local and long distance marketplace in the U.S. Outside of the U.S., the local incumbents dominate the markets for local and long distance voice services, but new entrants are making gains as telecommunications regulations and competition rules become more supportive of competitive entry.

Other Data Service Competitors

In addition to the incumbents, we face, and expect to continue to face, competition for Internet access and other data services from telecommunications companies such as Cable and Wireless plc, Colt Telecom Group plc, Orange Business Services (a unit of France Telecom), BT Global Services (a unit of BT), XO Communications and Level 3 and from online service providers, cable television companies, DSL service providers, ISPs and Web hosting providers.

Other Conferencing Competitors

In addition to competitors that provide voice and data services generally, our conferencing business competes with companies that specialize in providing audio, video and Web conferencing services, such as InterCall, Inc. (a division of West Corporation) and Premiere Conferencing.

Other Data Center Services Competitors

Competition for data center services includes many players—incumbent telecommunications companies and network service providers such as AT&T, Verizon, Colt Telecom Group plc, BT Global Services (a unit of BT), and Telefonica and IT services providers such as IBM, HP and CSC, and hosting providers such as Rackspace, Savvis and Terremark.

Other Genesis Solutions Competitors

Our Genesis Solutions business competes with companies that specialize in providing video transport services, such as incumbent fiber provider Vyvx (a division of Level 3 Corporation) and origination providers such as Globecast.

Regulatory Overview

The construction and operation of our facilities and our provision of telecommunications services subject us to regulation in many countries throughout the world. Such regulation requires us to obtain a variety of permits, licenses, and authorizations in the ordinary course of business. In addition to telecommunications licenses and authorizations, we may be required to obtain environmental, construction, zoning and other permits, licenses, and authorizations, as well as rights of way (or their equivalents) necessary for our fiber-optic cable lines to pass through property owned by both private and public entities. The construction and operation of our facilities and our provision of telecommunications services may subject us to regulation at the national, state, provincial, and local levels. While we believe that we have received all required authorizations to offer our services in the countries in which we operate, the conditions governing our service offerings remain subject to future legislation or regulation that could materially affect our business and operations.

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

Regulators also regulate the price for certain telecommunications services that are essential to our provision of service to our customers. For instance, regulators establish the price at which we pay other carriers for the termination of voice traffic. These prices are typically stated as a price per minute and are known as usage-sensitive charges. Regulators also regulate the price we pay for “last-mile” connections that connect our network to our customer’s premises or to another carrier’s network. These prices are typically fixed per unit of capacity and are commonly referred to as “special access,” “local loops,” or “leased lines” and collectively referred to as “facility” charges. For the provision of voice service, we incur both usage-sensitive as well as facility charges and together they can comprise a significant majority of the cost associated with serving a particular customer, depending on the location of the customer and the customer’s traffic profile. We face facility charges for virtually all of our services and facility charges alone can comprise a significant majority of the overall cost associated with serving a particular customer. Regulators regularly evaluate the price level and structure of usage-sensitive and facility charges and any changes can have a significant impact on our cost structure.

Importantly, regulators do not currently regulate prices related to peering or transit arrangements established for the exchange of Internet traffic. As a Tier 1 Internet backbone operator, we generally do not currently pay transit charges to other Internet backbone operators, but should that change for any reason, it will have a significant impact on our cost structure and our ability to effectively compete in the market for IP transit, Internet access, and other services that are supported through Internet peering arrangements. See Item 1A, “Risk Factors—We may not be able to continue to connect our network to incumbent carriers’ networks or maintain Internet peering arrangements on favorable terms.”

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

Regulation of the Cost of Access

The FCC and the states regulate the rates that incumbent local exchange carriers (“ILECs”) and CLECs (together with ILECs, “LECs”) charge us for access to local exchanges. The cost to access local exchanges is our single largest expense and can have a significant impact on our operations, margins and profitability. Regulation of the cost of access also applies to us in those states where we operate as a CLEC. Access charges that LECs impose upon us consist of both usage-sensitive switched access charges and flat-rated transport and special access charges. With respect to their access services, the FCC regulates ILECs as dominant carriers. We also may enter into carrier-to-carrier contracts with other, principally long-distance, carriers to transport and terminate our traffic. These latter arrangements are typically not subject to tariff regulation. There is a significant amount of litigation related to the cost of access across the industry. The complex regulatory structure governing the cost of access in place at both the federal and state levels and the difficulty of having such regulations keep pace with technological and service advancements create a high level of uncertainty and a fertile ground for rate arbitrage. This results in a high rate of billing disputes involving large sums of money between carriers that often times only get resolved through litigation. The cost of bill reconciliation, dispute resolution, and litigation is increasing for the industry as a whole (including us).

ILEC Switched Access Charges

The LECs assess usage-sensitive switched access charges for the use of their switched facilities to originate and terminate switched traffic. In 2000, the FCC established a regime to govern the provision of switched access services by the ILECs over a five-year period (the “CALLS Plan”). Under the CALLS Plan, usage-sensitive rates were decreased over time in favor of increases in end-user charges and a transitional preferred interexchange carrier charge. The LECs’ preferred interexchange carrier charges have decreased over time and most of the largest ILECs have ceased assessing this charge, although smaller ILECs and some CLECs continue to assess it. The CALLS Plan expired in 2005 and the FCC is considering proposals to govern access charges prospectively (see “—Intercarrier Compensation Reform” below).

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

Intercarrier Compensation Reform

As described above, the current regime governing intercarrier compensation consists of a patchwork of different and inconsistent regulation depending upon such factors as the provider, jurisdiction and nature of traffic. This has led to a significant amount of disputes and litigation throughout the industry. To address this inconsistent pattern of regulation, in 2001 the FCC issued a Notice of Proposed Rulemaking to consider how to unify the regulation of intercarrier compensation. The FCC received numerous comments on the subject. Since then, the FCC has solicited additional comments from the industry on at least three occasions and is now considering the issue in the broader context of a “broadband plan.” On February 8, 2011, the FCC issued another Notice of Proposed Rulemaking seeking additional comment on a host of issues related to inter-carrier compensation. It is not clear when the FCC will take final action on this issue. Should the FCC make changes to the status quo that result in a unification of intercarrier compensation rates, it could reduce bill reconciliation, dispute and litigation costs for the industry, including us. Should the FCC alter the rates associated with the various forms of intercarrier compensation, it could materially impact our cost of providing service.

Universal Service

Both the FCC and approximately 23 states administer “universal service” funds to provide for affordable local telephone service in rural and high-cost areas and to fund other social programs, such as Internet access to schools and libraries. In 2010, we expensed approximately $62 million related to payments to such funds. There are numerous regulatory and legislative efforts to reform universal service funding requirements and we cannot predict the outcome of these efforts.

On April 9, 2008, the FCC released a Notice of Apparent Liability for Forfeiture finding that subsidiaries of Global Crossing North America, Inc. apparently violated the Communications Act of 1934, as amended, and the FCC’s rules, by willfully and repeatedly failing to contribute fully and timely to the federal Universal Service Fund and the Telecommunications Relay Service Fund. The FCC alleged that, since emergence from bankruptcy, we have had a history of making our contributions to the funds late or, in certain months, making only partial contributions or not making any contributions. In June 2009, we agreed to a settlement of both this and another matter in a consent decree with the FCC that requires a total payment of approximately $3 million (in two equal installments, one of which was paid in July 2009 and the other of which was paid in January 2010) and adherence to a compliance plan for a period of three years. On February 8, 2011, the FCC issued a Notice of Proposed Rulemaking proposing long-term changes to the manner in which universal service funds are used. The FCC did not address how carriers are assessed to support the universal service fund.

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

Net Neutrality

In December 2010, the FCC adopted rules governing the provision of consumer broadband Internet access services. The rules (1) require providers of consumer broadband Internet access to publicly disclose accurate information regarding the network management practices, performance, and commercial terms of its broadband Internet access services; (2) prevent providers of consumer broadband Internet access from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management; and (3) prevent providers of consumer broadband Internet access services from unreasonably discriminating in the transmission of lawful network traffic over a consumer’s broadband Internet access service. The FCC allowed wireless carriers greater discretion in the management of their networks and is continuing to investigate the extent to which all carriers should be permitted to provide so-called “specialized services” outside of the net neutrality rules. While the rules are directed at consumer broadband Internet access services, it is too early to conclude that they will have no effect on the provision of enterprise or carrier Internet access services and there is no way to predict the effect of the rules on the broader Internet ecosystem.

In January 2011, the FCC’s net neutrality rules were challenged in U.S. federal district court on the grounds that they exceeded the FCC’s authority to act. We cannot predict the outcome of the court appeals.

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

Under the Framework Directive (2002/21/EC), the EU has adopted a revised policy for dealing with the definition and regulation of significant market power. Regulatory remedies are being introduced in due course following a series of national reviews of telecommunications markets defined in accordance with Article 7 of the Framework Directive and Recommendations 2007/879/EC and C(2008)5925. Where a national regulator identifies market dominance that is considered susceptible to ex ante remedies then it is required to impose conditions on the dominant party/ies in order to ensure fair competition. At this time, a number of markets have been reviewed by regulators and ex ante conditions imposed which, in general, facilitate market entry and/or reduce the cost of access to incumbents’ networks. We anticipate that this process will continue during 2011.

The Data Protection Directive (2002/58/EC) sets out the rights of consumers to privacy and establishes requirements for providers of communication services in relation to security and confidentiality of communications and the processing of traffic data.

Also included in the package of Directives are measures under the Authorisation Directive (2002/20/EC) (the “Authorisation Directive”) to remove the necessity for telecommunications network operators and service providers to obtain individual licenses and/or authorizations, save for use of scarce resources such as numbering addresses and radio spectrum. In those countries where the national telecommunications laws have been amended in accordance with the obligations under the Authorisation Directive, our licenses have been revoked in favor of a series of statutory rights to own, build and operate networks and to provide services, including telephony.

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

On November 4, 2009, following two years of consideration from initial publication by the European Commission of a set of proposed reforms, the European Parliament and Council of Ministers agreed to implement a number of changes to the existing regime, comprising the “Better Regulation” Directive (Directive 2009/140/EC) and the “Citizens’ Rights” Directive (Directive 2009/136/EC), which are intended to improve the existing regulatory framework, and ensure that the needs of users are more clearly defined and to remove potential ambiguity within the existing framework in a number of areas such as the processing of personal data. The legislation which transposes the two Directives above into national law must be passed by May 26, 2011. In November 2009, the EU also implemented one regulation establishing the Body of European Regulators for Electronic Communications (Regulation (EC) No 1211/2009). BEREC’s remit is to improve harmonization between national regulatory measures so as to ensure greater consistency of remedies and to anticipate emerging regulatory requirements. BEREC has published its workplan for 2011 which includes notable initiatives such as tackling administrative and other barriers to the provision of cross border services to business customers and fostering a competitive environment regarding next generation access networks.

In the U.K., a Government announcement on December 6, 2010 indicated adoption of a policy objective to ensure that every community in the country will have access to ‘superfast broadband’ by 2015 which, it is acknowledged, will require significant new investment in infrastructure projects. The Office of Communications (“OFCOM”) has indicated that its regulatory policy focus is intended to support the growth of greater competition, innovation and investment certainty and in its Annual Plan for 2011 has set out the priority areas aimed at supporting the Government’s 2015 vision. The effect on us of such action cannot be accurately predicted.

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

Below is a summary of certain of the regulations currently applicable to our Asian operations, by country.

Australia

Australia signed on to the WTO Basic Telecommunications Agreement in 1997 and adopted the Telecommunications Act of 1997. Australia permits unrestricted competition in all basic telecommunications services. There are no restrictions on foreign investment in telecommunications outside of some limits on foreign ownership of the incumbent fixed line operator. Industry self-regulation is encouraged in all areas, including access, technical standards, interconnection standards, and consumer and customer service standards. Government regulators have powers to intervene if industry self-regulation is not working effectively in specific instances.

The Australian Communications and Media Authority (“ACMA”) is the regulatory of the Australian telecommunications industry, responsible for the regulation of broadcasting, the Internet, radio communications and telecommunications consumer and technical matters. The Australian Competition and Consumer Commission (“ACCC”) regulates competition in the telecommunications industry.

Australia does not impose specific interconnection rules, but instead has established a process by which parties can negotiate mutually acceptable terms subject to the oversight of the ACCC. Much of Australia’s industry-specific rules are handled primarily by industry under the oversight of the ACCC and other government agencies.

Hong Kong

Hong Kong is a signatory to the WTO Basic Telecommunications Agreement. There are no restrictions on foreign ownership. Hong Kong’s telecoms regulator, the Telecommunications Authority (“TA”), with the support of its executive arm, the Office of the Telecommunications Authority (“OFTA”), has played an important role in facilitating the government’s liberalization program. The TA has demonstrated a preference for market-driven, technologically neutral solutions to industry issues, and its approach in the execution of its functions can generally be characterized as light-handed. The main duties of OFTA cover economic and technical regulation of telecommunications services, enforcement of fair competition in the telecommunications sector and management of radio frequency spectrum.

Japan

Japan committed to the WTO Basic Telecommunications Agreement in 1997, subject to the foreign ownership restrictions applicable to Nippon Telegraph and Telephone Corporation (“NTT”). As a general rule, the Ministry of Internal Affairs and Communications (“MIC”) is the competent authority on policymaking and policy development procedures for the telecoms and information sectors. Following deregulation in the 1990s, the only Japanese telecom operator subject to foreign ownership restrictions (no more than 33.3 per cent) imposed by law is NTT.

Interconnection is strictly regulated in Japan and operators of essential facilities are required to have a standard form agreement for interconnection. Disputes between carriers are resolved by a dispute resolution panel established by the MIC.

Singapore

Singapore is a signatory to the WTO Basic Telecommunications Agreement. In 2000, the telecommunications industry was fully liberalized and Singapore does not maintain any foreign ownership restrictions. The Info-Communications Development Authority (“IDA”) is the main telecommunications regulator in Singapore and views its role as supporting economic development in the area of information, technology, and communications. The IDA has established a mature interconnection and unbundling regime.

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

Colombia

The telecommunications industry in Colombia is subject to regulation by the Colombian Ministry of Communications. Since 1991, the Ministry of Communications has pursued a policy of liberalization and has encouraged joint ventures between public and private telecommunications companies to provide new and improved telecommunications services. In 2009, the Colombian government adopted a new regulatory regime that should further the liberalization of the telecommunications market.

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

Panama

The telecommunications industry in Panama is regulated by Ente Regulador de los Servicios Públicos, an independent regulatory body. General Law 26 and General Law 31 established the regulatory framework for telecommunications regulation. Liberalization of the market has been ongoing, and the incumbent’s official monopoly ended in 2004.

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

Venezuela

The Venezuelan telecommunications industry is regulated by the Comisión Nacional de Telecomunicaciones (“CONATEL of Venezuela”), which is ascribed to and under the purview of the Vice President of Venezuela. Venezuela opened its telecommunications market to competition on November 28, 2000. In 2007, the Venezuelan government nationalized the incumbent telecommunications operator, CANTV. In December 2010, the government issued a new law that establishes that the provision of telecommunications services is an activity of the “public domain.” To date, the government has not indicated its intent to expand nationalization within the telecommunications sector.

ITEM 1A. RISK FACTORS

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under Section 21E of the Securities Exchange Act of 1934)

Forward-Looking Statements

This annual report on Form 10-K contains certain “forward-looking statements,” as such term is defined in Section 21E of the Exchange Act. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

•

our services, including the development and deployment of data products and services as well as video transmission and Internet “cloud-based” services based on IP and other technologies and strategies to expand our targeted customer base and broaden our sales channels and the opening and expansion of our data center and collocation services;

•	the operation of our network, including with respect to the development of IP-based services, data center and collocation services and video transmission and Internet “cloud-based” services;

•

our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures, anticipated levels of indebtedness, and the ability to refinance indebtedness and to raise capital through financing activities, including capital leases and similar financings;

•

trends related to, and management’s expectations regarding, results of operations, required capital expenditures, integration of acquired businesses, revenues from existing and new lines of business and sales channels, OIBDA (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), Free Cash Flow (as defined in Item 7), gross margin, order volumes, expenses and cash flows, including but not limited to those statements set forth in Item 7; and

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

Risks Related to Liquidity and Financial Resources

We face a number of risks related to current global economic conditions and the tightening in the global credit markets.

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval in recent years. Ongoing concerns about volatile energy costs, volatile foreign currency markets, sovereign debt levels and associated default risk, austerity measures in certain European and other countries, geopolitical issues, the availability, cost and terms of credit, consumer and business confidence, substantially increased unemployment and adverse conditions in the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for both established and emerging economies, including those in which we operate. The availability, cost and terms of credit have also been and may continue to be adversely affected by illiquid markets and wider credit spreads. While there have been signs of stability during the second half of 2010, in the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Turbulence in the U.S. and international markets and economies and declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing debt instruments and to access the capital markets and obtain capital lease and similar financing to meet liquidity needs.

We have incurred substantial operating losses since inception and will continue to experience negative cash flows.

For most periods since inception, we have incurred substantial operating losses. Although we expect our operating results to improve over time, there is no assurance that our business will generate sufficient cash flow from operations, that currently anticipated operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. From time to time we review our operations and may consider opportunities to strategically enhance, expand or change our operations and leverage our capabilities. Initiatives that may result from such reviews may include, among others, plans to reduce our operating expenses and/or optimize existing operating resources, expansion of existing or entry into complementary lines of business, additional capital investment in our network and service infrastructure and opportunistic acquisitions. At any given time in connection with the foregoing we may be engaged in varying levels of analyses or negotiations with potential counterparties. If we pursue any such initiatives or transactions, we may require additional equity or debt financing to consummate those transactions, and there can be no assurance that we will be able to obtain such financing on favorable terms or at all. If we undertake such initiatives, it may place greater demands on our cash flows and liquidity due to increased capital and operating expenses and debt service.

Our operating cash flows will be adversely impacted by incremental annualized interest expense resulting from the issuance of our 9% senior notes due 2019 and the associated refinancing in November 2010. We also anticipate lower sales of IRUs and prepaid services in 2011 than those realized in 2010. However, improvements in underlying operating results are expected to largely offset these factors such that we currently expect cash provided by operating activities (including IRUs and other prepaid sales) to exceed purchases of property and equipment for the full year 2011. This expectation is based in part on raising financing for such property and equipment from vendors and others in amounts similar to those arranged in 2010. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. If we are unable to arrange such financings, we may not be able to make all necessary capital and other expenditures to run and grow our business, including the expenditures that will be necessary to implement our operational imperatives. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our ability to generate positive cash flow over the long term is predicated on significant revenue growth in our higher margin enterprise, carrier data and indirect sales channel businesses, including the economies of scale expected from such growth, and from ongoing cost management initiatives, including initiatives to optimize the access network and effectively lower unit costs. We can provide no assurances that we will be successful in these regards. If our cash flows do not improve, we would need to arrange financing facilities in order to continue as a going concern. We may be unable to arrange financing facilities on acceptable terms or at all. Adverse conditions in global capital and credit markets could make it more difficult for us to obtain financing on commercially acceptable terms or at all.

Our substantial indebtedness may have adverse consequences for our business.

As of December 31, 2010, we had consolidated indebtedness of $1.46 billion. We are required to use a significant portion of our cash flows to make principal and interest payments on this debt. These cash flows are therefore not available for operations or to fund potential investments. Moreover, our substantial debt may make it more difficult for us to obtain additional financing for investments and working capital. In addition, many of our competitors have lower relative levels of indebtedness, which places us at a competitive disadvantage.

We may not be able to repay our existing indebtedness with cash flows from operations.

With regard to our major debt instruments, (i) the remaining $429 million outstanding principal amount of GCUK’s senior secured notes (the “GCUK Notes” or “GCUK Senior Secured Notes”) matures in 2014; (ii) the $750 million original principal amount of GCL’s 12% senior secured notes (the “12% Senior Secured Notes”) matures in 2015; and (iii) the $150 million original principal amount of GCL’s 9% senior notes (the “9% Senior Notes”) matures in 2019. We do not expect to generate sufficient cash flows from operations to repay all of these debt instruments at maturity. Therefore, we are dependent on access to the capital markets to meet our liquidity requirements. Such access will depend on market conditions and our credit profile at the relevant time(s). We cannot be certain of our ability to refinance our debt or raise additional capital on acceptable terms or at all.

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

The larger dollar amounts and long sales cycles typically associated with IRU sales increase the volatility of our quarter-to-quarter cash flow results. In addition, if customer buying patterns were to change such that those traditionally buying long-term IRUs with significant upfront payments were to switch to payment over time lease structures or were to forego or significantly curtail such purchases, our liquidity would be adversely affected.

Access vendors could force us to accelerate or increase payments to them, which would adversely impact our working capital and liquidity.

Cost of access represents our single largest expense and gives rise to material current liabilities. We actively manage our working capital through careful attention to our receivables and payables. In the past, certain telecommunications carriers from which we purchase access services demanded that we pay for access services on a more timely basis, which resulted in increased demands on our liquidity. If such demands were to continue to a greater degree than anticipated, our liquidity requirements would be adversely affected. Similarly, if our access vendors were to increase significantly the amount they charge to us due (for example) to a more permissive regulatory environment, such increases would adversely affect our cash flows.

The covenants in our major debt instruments limit our financial and operational flexibility.

We and numerous of our subsidiaries have material indebtedness outstanding under the 12% Senior Secured Notes, the 9% Senior Notes and the GCUK Senior Secured Notes (collectively, the “Principal Debt Instruments”).

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

These covenants impose significant restrictions on the ability of entities in our ROW and GC Impsat segments to make intercompany funds transfers to entities in our GCUK segment and vice versa. In addition, the covenants in the 12% Senior Secured Notes and 9% Senior Notes indentures impose certain limitations on the ability of entities in our ROW and GC Impsat segments to make intercompany funds transfers to other entities in those segments that have not granted liens on their assets to secure the 12% Senior Secured Notes and/or that have not provided guarantees of the 12% Senior Secured Notes and the 9% Senior Notes.

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

A failure to comply with the restrictions or covenants contained in our Principal Debt Instruments or certain Capital Lease Facilities could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts, which would have a material adverse effect on our business, results of operations and financial condition. If the indebtedness under any of our Principal Debt Instruments or material Capital Lease Facilities were to be accelerated, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, an uncured default by the obligors under our Principal Debt Instruments or certain of our Capital Lease Facilities could trigger cross-default provisions under other such instruments or facilities.

For a further discussion of these issues and our indebtedness, please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

Our international corporate structure limits the availability of our consolidated cash resources for intercompany funding purposes and reduces our financial flexibility.

As a holding company, all of our revenues are generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon dividends and intercompany transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world. Some of our subsidiaries have cash on hand that exceeds their immediate requirements but that cannot be distributed or loaned to us or our other subsidiaries to fund our or their operations due to contractual restrictions (such as those described in the immediately preceding risk factor) or legal constraints related to the lack of retained earnings, the solvency of such entities or other local law restrictions (e.g., restrictions related to foreign exchange controls or transfer approvals). These restrictions, which apply to most of our subsidiaries given their history of operating losses, could cause us or certain of our subsidiaries to become and remain illiquid while other subsidiaries have sufficient liquidity to meet their liquidity needs. Also see “—We are exposed to significant currency transfer restrictions and currency exchange rate risks and our net loss may suffer due to currency translations,” below, for a discussion of important exchange rate and expatriation risks involving our Venezuelan and other subsidiaries.

We cannot predict our future tax liabilities.

If we become subject to increased levels of taxation or if tax contingencies are resolved adversely, our results of operations could be adversely affected. Due to the international nature of our operations, we are subject to multiple sets of complex and varying tax laws and rules. We cannot predict the amount of future tax liabilities to which we may become subject. Any increase in the amount of taxation incurred as a result of our operations or due to legislative or regulatory changes could result in a material adverse effect on our business, results of operations and financial condition. While we believe that our current tax provisions are reasonable and appropriate, we cannot be assured that these items will be settled for the amounts accrued or that additional exposures will not be identified in the future. We have material tax-related contingent liabilities that are difficult to predict or quantify. See Note 13, “Income Tax,” and Note 19, “Commitments, Contingencies and Other,” to our consolidated financial statements included in this annual report on Form 10-K.

The Ministry of Finance in Bermuda has granted a tax assurance to GCL and its Bermuda incorporated subsidiaries under the Exempted Undertakings Tax Protection Act, 1966, which expires in 2016.

GCL and its Bermuda incorporated subsidiaries have received an assurance from the Ministry of Finance granting an exemption, until March 28, 2016, from the imposition of tax under any applicable Bermuda law computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance tax, provided that such an exemption shall not prevent the application of any such tax or duty to such persons as are ordinarily resident in Bermuda and shall not prevent the application of any tax payable in accordance with the provisions of the Land Tax Act, 1967 or otherwise payable in relation to land in Bermuda leased to GCL or its Bermuda incorporated subsidiaries. The Ministry of Finance has indicated that the Ministry will extend the term of the assurance beyond 2016. However, we can give no assurance as to the length of any extension.

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

Certain North American and European hourly and salaried employees are covered by our defined benefit pension plans. On December 31, 1996, our North American plan was frozen and all employees hired thereafter are not eligible to participate in the plan. Our U.K. plans were closed to new employees on December 31, 1999. Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure the defined benefit pension plan obligations. As of December 31, 2010, the projected benefit obligation under our pension plans was approximately $83 million ($15 million for U.S. plans and $68 million for U.K. plans) and the value of plan assets was approximately $83 million ($18 million for US plans and $65 million for U.K. plans). If plan assets perform below expectations, future pension expense and funding obligations will increase, which would have a negative impact on our cash flows from operations, decrease borrowing capacity and increase interest expense.

Austerity measures announced by governments may negatively impact our revenue.

Many countries, including the U.K. and various other members of the European Union have announced austerity measures aimed at reducing costs in a wide range of areas, including telecommunications. The implementation of pricing actions and the reduction of spending by governmental entities could have a negative effect on our future revenue performance, in particular, that of the GCUK Segment.

Risks Related to Our Operations

We are subject to several unpredictable factors that may adversely impact our results of operations.

Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Some of the primary factors that may affect our results of operations include the following:

•	changes in pricing policies or the pricing policies of our competitors;

•	general economic conditions as well as those specific to our industry;

•	demand for our higher margin services;

•	costs of acquisitions, including the integration of such acquisitions;

•	changes in regulations and regulatory rulings or interpretations;

•	changes in tax law or policy; and

•	resolution of contingent liabilities.

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

The majority of our North American network and some of the other transmission facilities comprising our global network are held by us through long-term leases or IRU agreements with various companies that provide us access to fiber owned by them. The bankruptcy or financial collapse of one of these fiber providers could result in a loss of our rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of our network and ultimately on our results of operations. To our knowledge, the rights of the holder of such rights in strands of fiber in the event of bankruptcy have not been specifically addressed by the judiciary at the state or federal level in the U.S. or in most of the foreign jurisdictions in which we operate and, therefore, our rights with respect to fiber agreements under such circumstances are unclear. In addition, the laws governing the ability of fiber providers to provide us access to their fibers pursuant to long-term leases and IRU agreements vary by jurisdiction and, in some cases, the term of such leases and agreements may be limited by law. Our providers, along with certain of our subsidiaries, also are parties to legal proceedings the outcome of which may affect our rights to use certain portions of our network. See Note 19, “Commitments, Contingencies and Other—Contingencies—Qwest Rights of Way Litigation,” to our consolidated financial statements included in this annual report on Form 10-K.”

We may not be able to continue to connect our network to incumbent carriers’ networks or maintain Internet peering arrangements on favorable terms.

We must be party to interconnection agreements with incumbent and competitive carriers in order to connect our customers to the PSTN. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets. Although certain rights to interconnect with other networks are subject to legal and regulatory protection, new IP-based networking technologies are becoming more generally adopted within the industry and new commercial and charging models are being developed for interworking between these networks. The extent to which such new models may affect our business is currently uncertain. Peering agreements with other Tier 1 Internet network operators allow us to access the Internet and exchange traffic on a settlement-free basis with these providers. We offer transit arrangements to non-Tier 1 Internet network operators that allow them to access the Internet through us for a charge. Recently, many network operators that previously offered peering have reduced or eliminated peering relationships or are establishing new, more restrictive criteria for peering and an increasing number of these network operators are seeking to impose charges for transit instead of settlement-free peering. Increases in costs associated with limitations on settlement-free peering could have a material adverse effect on our margins for our products that require Internet access. We may not be able to renegotiate or maintain peering arrangements on favorable terms, which would impair our growth and performance.

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

It is expensive and difficult for us to switch a new customer to our network because we require cooperation from the incumbent carrier in instances where there is no direct connection between the customer and our network, which can complicate and add to the time and expense that it takes to provision a new customer’s service.

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

Each of our systems is subject to the risks inherent in large-scale, complex fiber-optic telecommunications systems including (i) equipment breakdowns; (ii) service interruptions; (iii) power outages; (iv) software defects; (v) security breaches; (vi) physical damage to access lines and equipment; and (vii) natural disasters. The operation, administration, maintenance and repair of our systems require the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world and require significant operating and capital expenses. Our systems may not continue to function as expected in a cost-effective manner. For example, as our network elements become obsolete or reach their design life capacity, our operating and capital expenses could significantly increase depending on the nature and extent of repairs or replacements. The failure of the hardware or software to function as required could render a cable system unable to perform at design specifications or at all, which could have a material adverse impact on our business, results of operations and financial condition.

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

While capital expenditures have remained relatively stable at levels significantly below those prevailing prior to our bankruptcy reorganization, such levels may not be sustainable in the future, particularly as our business continues to grow. Our ability to fund future capital expenditures may be limited by our ability to generate sufficient cash flow, including raising any necessary financings, which could prove to be difficult if conditions in the credit markets deteriorate.

Intellectual property and proprietary rights of others could prevent us from using necessary technology.

While we do not believe that there exists any technology patented by others, or other intellectual property owned by others, that is necessary for us to provide our services and that is not now subject to a license allowing us to use it, from time to time we receive claims from third parties in this regard and there can be no assurances as to our ability to defend against those claims successfully. If such intellectual property is owned by others and not licensed by us, we would have to negotiate a license for the use of that intellectual property. We may not be able to negotiate such a license at a price that is acceptable or at all. This could force us to cease offering products and services incorporating such intellectual property, thereby adversely affecting our business, results of operations and financial condition.

We may not be successful in making or integrating acquisitions with our business or may not be able to realize the benefits we anticipate from such acquisitions.

We have in the past, and may in the future, pursue acquisitions to grow our business. The process of integrating acquisitions with our business so that the consolidated business operates as efficiently as possible requires significant corporate resources, and such efficiencies will be limited to some degree by our Principal Debt Instruments and Capital Lease Facilities. In addition, this process could cause the interruption to, or a loss of momentum in, the activities of our or our acquisitions’ businesses, including customer service, which could have a material adverse effect on our business, results of operations and financial condition. The management of the integration of the businesses, systems and culture of our acquisitions requires the continued development of our financial and management controls, including the integration of information systems and structure, the integration of product offerings and customer base, the integration of networks, the retention of current personnel and the training of new personnel, all of which could disrupt the timeliness of financial information, place a strain on our management resources and require significant expenditure. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the business such as insufficient revenue to offset expenses, inadequate return of capital, and issues not identified in the Company’s pre-acquisition due diligence process, could have a material adverse effect on our business, results of operations and financial condition.

We have substantial international operations and face political, legal, tax, regulatory and other risks from our operations in foreign jurisdictions.

We derive a substantial portion of our revenue from international operations and have substantial physical assets in several jurisdictions along our routes, including Venezuela, Ecuador, Argentina, Brazil and other countries in Latin America, Asia and Europe. In addition, we lease capacity and obtain rights of way and other services from carriers and government and quasi-government agencies in those and other regions. As a result, our business is subject to particular risks from operating in some of these areas, including: uncertain and rapidly changing political, regulatory and economic conditions, including the possibility of civil unrest, vandalism affecting cable assets, terrorism, armed conflict or the seizure or nationalizing of private property; unexpected changes in regulatory environments and trade barriers; interruptions to essential energy inputs; exchange and/or transfer restrictions related to foreign currency; direct and indirect price controls; cancellation or non-renewal of contract rights; delays or denial of government approval; exposure to new or different accounting, legal, tax and regulatory standards; burdensome tax, customs, duties, regulatory assessments or right-of-way charges based on new or differing interpretations of law or regulations; and difficulties in staffing and managing operations consistently through our several operating areas. In addition, managing operations in multiple jurisdictions may place further strain on our ability to manage growth.

We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anticorruption laws, and our failure to comply therewith could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although we have policies and procedures designed to ensure that we, our employees and agents comply with the FCPA and other anticorruption laws, there can be no assurance that such policies or procedures will work effectively all of the time or protect us against liability for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential anticorruption violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have an adverse impact on our business, financial condition and results of operations.

The U.K. Bribery Act 2010 (the “Bribery Act”), which is expected to come into force in 2011, will reform the U.K. law in relation to bribery. As well as containing provisions concerning bribery of public officials, the Bribery Act introduces a new criminal offence of failing to prevent bribery by relevant commercial organizations. This offense applies when any person associated with the organization offers or accepts bribery anywhere in the world intending to obtain or retain a business advantage for the organization or in the conduct of business. The Bribery Act has wide ranging implications in particular for business in the U.K., including GCUK and our other U.K. subsidiaries. However, it should be noted that it also has a wide-ranging extra-territorial effect. The Bribery Act is broader in scope than the FCPA in that it directly addresses commercial bribery in addition to bribery of government officials and it does not recognize certain exceptions, notably facilitation payments that are permitted by the FCPA. Under the Bribery Act, it will be a defense to the accusation of failure to prevent bribery for a commercial organization to show that it had in place “adequate procedures” designed to prevent such acts. The U.K. Ministry of Justice plans to publish guidance on the meaning of “adequate procedures” in advance of the date the Bribery Act comes into effect.

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

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value significantly greater than the value that prevailed on the former unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. We use the official rate to record the assets, liabilities and transactions of our Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced our net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 million based on the bolivares balances as of such date, resulting in a corresponding foreign exchange loss, included in other expense, net in our consolidated statement of operations for 2010. Effective January 1, 2011, the Venezuelan government further increased the official rate for goods deemed “essential” to 4.30 Venezuelan bolivares to the U.S. Dollar. This change had no effect on the carrying value of our cash and cash equivalents.

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

As indicated above, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to either the limitations and restrictions of the SITME or the CADIVI registration, application and approval process, and is also subject to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Approvals under the CADIVI process have been less forthcoming at times, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks.

At December 31, 2010, we had $14 million of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. We cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. During 2010 and 2009, we received $9 million and $7 million, respectively, of approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates. In 2010, we participated in a debt auction held by the Venezuelan government and used bolivares to purchase $10 million of U.S. Dollar-denominated bonds at par value in connection with our currency exchange risk mitigation efforts. We received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8 million paid in U.S. Dollars, which resulted in an approximate 25% discount. The loss of $2 million was included in other income (expense), net in our consolidated statement of operations for 2010. To date, we have not executed any exchanges through SITME. If we were to successfully avail our self of the SITME process to convert a portion of our Venezuelan subsidiary’s cash balances into U.S. Dollars, we would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if we were to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of December 31, 2010, approximately $37 million (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at December 31, 2010 (“the “CADIVI rate”)) of our cash and cash equivalents was held in Venezuelan bolivares. For 2010, our Venezuelan subsidiary contributed approximately $52 million of our consolidated revenue and $30 million of our consolidated OIBDA, in each case based on the CADIVI rate. These amounts do not include any allocated corporate overhead costs or transfer pricing adjustments. As of December 31, 2010, our Venezuelan subsidiary had $37 million of net monetary assets of which $4 million were denominated in U.S. Dollars and $33 million were denominated in Venezuelan bolivares at the CADIVI rate. As of December 31, 2010, our Venezuelan subsidiary had $70 million of net assets. In light of the Venezuelan exchange control regime, none of these net assets (other than the $4 million of cash denominated in U.S. Dollars and held outside of Venezuela) may be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

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

In addition, any changes to the political and economic conditions in certain Latin American countries could materially and adversely impact our future business, operations, financial condition and results of operations. For example, in January 2007, the Venezuelan National Assembly issued an Enabling Law allowing the President of Venezuela to carry out the nationalization of certain businesses in the electricity and energy sectors, as well as Venezuela’s largest telecommunications company, Compañía Anónima Nacional Teléfonos de Venezuela (“CANTV”). CANTV was nationalized in the same year. A statement from the Venezuelan minister of telecommunications and director of the Comisión Nacional de Telecomunicaciones, the country’s telecommunications regulatory authority, has indicated that the nationalization of CANTV does not imply the nationalization of the telecommunications sector as a whole. However, there can be no assurance that such nationalization plans will not also extend to other businesses in the telecommunications sector, including our business. The government also announced plans to modify the telecommunications law, and we cannot predict the impact of such amendments to our business. In addition, a referendum held on February 15, 2009, approved an amendment to the nation’s constitution removing presidential term limits.

Inflation and certain government measures to curb inflation in some Latin American countries may have adverse effects on their economies, our business and our operations.

Some Latin American countries, including Venezuela, Brazil and Argentina, have historically experienced high rates of inflation. Inflation and some measures implemented to curb inflation have had significant negative effects on the economies of these countries. Governmental actions taken in an effort to curb inflation, coupled with speculation about possible future actions, have contributed to economic uncertainty at times in most Latin

American countries. These countries may experience high levels of inflation in the future that could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. In addition, if any of these countries experience high rates of inflation, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures. A high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business, results of operations and financial condition.

Many of our most important government customers have the right to terminate their contracts with us if a change of control occurs or to reduce the services they purchase from us.

Various agencies of the U.K. Government together represented approximately 51%, 49% and 47% of the GCUK Segment’s revenues in 2010, 2009 and 2008, respectively. Many of GCUK’s government contracts contain broad change of control provisions that permit the customer to terminate the contract if GCUK undergoes a change of control. A termination in many instances gives rise to other rights of the government customer, including, in some cases, the right to purchase some of GCUK’s assets used in servicing those contracts. Some change of control provisions may be triggered when any lender (other than a bank lender in the normal course of business) or a noteholder or group of noteholders would have the right to control GCUK or the majority of GCUK’s assets upon any event, including upon bankruptcy. If GCUK’s noteholders have the right to control GCUK or the majority of GCUK’s assets upon such event, it could be deemed to be a change of control of GCUK. Similarly, if ST Telemedia’s ownership interest in Global Crossing falls below certain levels, it could be deemed to be an indirect change of control of GCUK. If any of GCUK’s significant government contracts were terminated as a result of a change of control, we could experience a material and adverse effect on our business, results of operations and financial condition.

In addition, most of GCUK’s government contracts do not include significant minimum usage guarantees. Thus, the applicable customers could simply choose not to use GCUK’s services and move to another telecommunications provider. If the applicable customers of any of GCUK’s significant government contracts were to significantly reduce the services that they purchase under these contracts, we could experience a material and adverse effect on our business, results of operations and financial condition. One of GCUK’s principal customer relationships is with the UK Foreign and Commonwealth Office (“FCO”), to whom GCUK provides an international telecommunications network known as the FTN. GCUK’s contract to provide the FTN expired in May 2010. GCUK has entered into transition arrangements in respect of the FCO’s migration to a network to be provided by a competitor as the replacement for the FTN. We estimate our 2011 revenue to be adversely impacted by between $10 million to $15 million. In addition, we continue to pursue other ordinary course commercial opportunities with the FCO.

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

New and relatively new technologies, such as VoIP, and regulatory changes are blurring the distinctions between traditional and emerging telecommunications markets. As a result, a competitor in any of our business areas is potentially a competitor in our other business areas.

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

In the U.K., the Government launched a plan in December 2010 aiming to ensure that every community will have access to “superfast broadband” services by 2015. The regulator, OFCOM, is currently considering the regulation of access to passive infrastructure such as ducts and poles and the terms under which interconnection of networks at the IP layer should be regulated to best achieve the Government’s policy objective. Each of OFCOM’s initiatives and others may impact our business but, at this time, it is not possible to predict the future effect on market conditions or investment returns. Individual and collective regulatory decisions could have negative effects on our U.K. business, which could materially and adversely affect our consolidated business, results of operations and financial condition.

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

We continuously develop, test and introduce new communications services that are delivered over our communications network. These new services are intended to allow us to address new segments of the communications marketplace and to compete for additional customers. In certain instances, the introduction of new services requires the successful development of new technology. To the extent that upgrades of existing technology are required for the introduction of new services, the success of these upgrades may be dependent on reaching mutually acceptable terms with vendors and on vendors meeting their obligations in a timely manner.

In addition, new service offerings may not be widely accepted by our customers. If our new service offerings are not widely accepted, we may terminate those service offerings and we may be required to impair any assets or technology used to develop or offer those services. If we are not able to successfully complete the development and introduction of new services in a timely manner, our business, results of operations and financial condition could be materially adversely affected.

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

Our operations around the world are subject to regulation at the regional level (e.g., European Union), the national level (e.g. FCC) and, in many cases, at the state, provincial, and local levels. The regulation of telecommunications networks and services around the world varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other forums are available to address these inadequacies or disputes. Regulations or rules on network neutrality, license fees, environmental, health and safety, privacy and other regulatory changes, in general or particular to our industry, may increase costs and restrict operations. Our inability or failure to comply with the telecommunications and other laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries as well as the level of fees and taxes payable to the government, and may have a material adverse effect on our business, results of operations and financial condition.

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

As of February 1, 2011, there were 60,672,946 shares of our common stock outstanding, 18,000,000 shares of common stock reserved for issuance upon the conversion of our outstanding convertible preferred stock. We also have a significant number of shares of common stock reserved for issuance upon the exercise of outstanding stock options and vesting of unvested restricted stock units (see Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters—Equity Compensation Plan Information”).

As of February 1, 2011, STT Crossing, a wholly-owned subsidiary of ST Telemedia, beneficially owned over 60.2% of our capital stock. Although the shares beneficially owned by STT Crossing are not freely transferable under the Securities Act, ST Telemedia has the contractual right to require us to register sales of such restricted stock at any time.

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

As of February 1, 2011, a subsidiary of ST Telemedia owns over 60.2% of GCL’s outstanding capital stock. As a result, ST Telemedia has the power to elect the majority of GCL’s directors. Under applicable law, GCL’s articles of association and bye-laws and the certificate of designations for GCL’s preferred stock, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers, certain acquisitions and dispositions, issuances of additional equity securities (with certain enumerated exceptions), incurrences of indebtedness above specified amounts, the making of capital expenditures in excess of specified amounts, and amendments to our articles of association and bye-laws. GCL’s bye-laws include significant additional corporate governance rights of ST Telemedia. These rights effectively dilute the rights of other shareholders.

A sale by ST Telemedia of a significant portion of its shareholdings in us could trigger contractual provisions tied to a change in control of our company. For example, a change in control could result in the termination of significant contracts with U.K. government customers, the requirement that we offer to purchase the 12% Senior Secured Notes, the 9% Senior Notes and the GCUK Notes at a price equal to 101% of their outstanding principal amounts plus accrued and unpaid interest, and the acceleration of the vesting of stock options and other incentive compensation awards granted to our directors and employees.

Other Risks

We are exposed to legal proceedings and contingent liabilities, including those related to Impsat, that could result in material losses that we have not reserved against.

We are a party to various legal proceedings and are subject to certain important contingent liabilities described more fully in Note 19, “Commitments, Contingencies and Other,” to our consolidated financial statements included in this annual report on Form 10-K. If one or more of these legal proceedings or contingent liabilities were to be resolved in a manner adverse to us, we could suffer losses that are material to our business, results of operations and financial condition. We have not established reserves for many of these contingent liabilities and those for which reserves have been established could be adversely resolved at levels exceeding the reserved amounts. Certain of these contingent liabilities could have a material adverse effect on our business, results of operations and financial condition in addition to the effect of any potential monetary judgment or sanction against us. Furthermore, any legal proceedings, regardless of the outcome, could result in substantial costs and diversion of resources that could have a material adverse effect on our business, results of operations, and financial condition. Assets and entities that we acquired in the Impsat and Genesis Networks transactions, or may acquire in future acquisitions, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse to the entity from which the business was acquired (or its stakeholders).

Our real estate restructuring reserve represents a material liability, the calculation of which involves significant estimation.

As of December 31, 2010, our real estate restructuring reserve related to 2003 and prior restructuring plans aggregated $73 million of continuing building lease obligations and broker commissions, offset by anticipated receipts of $48 million from existing subleases and $16 million from subleases projected to be entered into in the future. Although we believe these estimates to be reasonable, actual sublease receipts could turn out to be materially less than we have estimated, in which case our business, results of operations and financial condition could be materially adversely affected.

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

•

ROW Segment: Billings, Montana; Dublin, Ireland; Florham Park, New Jersey; Hong Kong, China; Miami, Florida; Milan, Italy; Montreal, Canada; Naarden, The Netherlands; New York, New York; Paris, France; Phoenix, Arizona; Rochester, New York; Southfield, Michigan; Tokyo, Japan; and Westminster, Colorado

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings in the ordinary course of business or otherwise. For information regarding legal proceedings in which we are involved, see Note 19, “Commitments, Contingencies and Other,” to our consolidated financial statements included in this annual report on Form 10-K.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

The table below sets forth, on a per share basis for the periods indicated the intra-day high and low sales prices for GCL’s common shares as reported by the Nasdaq Global Market for each quarter of 2009 and 2010.

	High	Low
First Quarter 2009	$8.54	$5.06
Second Quarter 2009	$9.95	$6.02
Third Quarter 2009	$15.52	$7.86
Fourth Quarter 2009	$15.50	$11.02

First Quarter 2010	$16.19	$12.53
Second Quarter 2010	$17.75	$10.40
Third Quarter 2010	$13.79	$10.09
Fourth Quarter 2010	$15.03	$12.30

There were 411 shareholders of record of GCL’s common stock on February 1, 2011.

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

Description of Global Crossing Equity Securities

GCL is authorized to issue 110,000,000 common shares and 45,000,000 preferred shares. Pursuant to the GC Debtors’ plan of reorganization, on December 9, 2003, GCL issued 15,400,000 common shares to our pre-petition creditors and 6,600,000 common shares and 18,000,000 preferred shares to a subsidiary of ST Telemedia. 18,000,000 common shares were reserved for the conversion of ST Telemedia’s preferred shares. On May 30, 2006, GCL issued an additional 12 million shares and $144 million aggregate principal amount of 5% Convertible Notes in a public offering. The 5% Convertible Notes were redeemed on December 16, 2010. Through February 1, 2011, approximately 10.1 million common shares have been issued under the 2003 Global Crossing Limited Stock Incentive Plan (the “2003 Stock Incentive Plan”), which is filed as an exhibit to this annual report on Form 10-K. As of February 1, 2011, stock options and restricted stock units covering approximately 6.2 million common shares remained outstanding under the 2003 Stock Incentive Plan, and approximately an additional 2.7 million common shares are reserved for future awards to be granted under the plan. In addition, on August 27, 2007, STT Crossing Ltd effectively converted the $250 million of senior secured mandatory convertible notes then held by it into approximately 16.58 million shares of common stock. Such issuance of common shares to STT Crossing was effected through a private placement under Section 4(2) of the Securities Act.

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

Global Crossing Preferred Stock

The 18,000,000 shares of GCL Preferred Stock issued to a subsidiary of ST Telemedia on December 9, 2003 pursuant to the GC Debtors’ plan of reorganization accumulate dividends at the rate of 2% per annum. Those dividends are payable in cash only after GCL and its subsidiaries achieve cumulative operating earnings before interest, taxes, depreciation and amortization (calculated in accordance with the certificate of designations for the GCL Preferred Stock) of $650 million or more since the GC Debtors’ December 9, 2003 emergence from reorganization proceedings, as demonstrated in audited consolidated financial statements. Since this target was achieved during 2010, we expect to pay accumulated preferred dividends of $26 million for the period from December 9, 2003 through March 31, 2011 in cash on or after April 15, 2011. We also expect thereafter to pay preferred dividends in cash in respect of each subsequent fiscal quarter on or about the fifteenth day following the end of each such fiscal quarter. The portion of such preferred dividends accumulated through December 31, 2010 is included in other current liabilities on our December 31, 2010 consolidated balance sheet. The GCL Preferred Stock has a par value of $0.10 per share and a liquidation preference of $10 per share (for an aggregate liquidation preference of $180 million). The GCL Preferred Stock ranks senior to all other capital stock of GCL, provided that any distribution to shareholders following a disposition of all or any portion of the assets of GCL will be shared pro rata by the holders of GCL Common Stock and GCL Preferred Stock on an as-converted basis. Each share of GCL Preferred Stock is convertible into one share of GCL Common Stock at the option of the holder.

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

Equity Compensation Plan Information

Table of Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information regarding our equity compensation plans and arrangements as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,485,670	$11.54	3,621,474
Equity compensation plans not approved by security holders	—	—	—

Total	5,485,670	$11.54	3,621,474

(1)

The weighted-average exercise price does not take into account the shares issuable upon vesting of 2,171,002 outstanding restricted stock unit awards and 2,393,254 performance share awards, which have no exercise price.

Purchases of Equity Securities

The following table sets forth the indicated information for all purchases made by or on behalf of us of our common stock during 2010, including weighted average price paid per share. All such purchases were made to comply with tax withholding requirements related to the vesting or exercise of stock-based awards granted to participants under the 2003 Global Crossing Limited Stock Incentive Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2010	0	$0.00	0	0
February 2010	201	$13.65	0	0
March 2010	48,462	$15.55	0	0
April 2010	0	$0.00	0	0
May 2010	1,159	$13.42	0	0
June 2010	654	$12.45	0	0
July 2010	328	$10.63	0	0
August 2010	0	$0.00	0	0
September 2010	0	$0.00	0	0
October 2010	0	$0.00	0	0
November 2010	0	$0.00	0	0
December 2010	0	$0.00	0	0

Total	50,804	$15.42	0	0

ITEM 6. SELECTED FINANCIAL DATA

The table below presents our selected consolidated financial data as of and for the five years ended December 31, 2010. The historical financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 have been derived from the historical consolidated financial statements presented elsewhere in this annual report on Form 10-K and should be read in conjunction with such consolidated financial statements and accompanying notes.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except share and per share information)
Statements of Operations data:
Revenue	$2,609	$2,536	$2,599	$2,265	$1,871
Cost of revenue	(1,778)	(1,766)	(1,835)	(1,728)	(1,578)
Selling, general and administrative expenses	(431)	(428)	(491)	(414)	(342)
Depreciation and amortization	(337)	(340)	(326)	(264)	(163)
Operating income (loss)	63	2	(53)	(141)	(212)
Interest expense	(191)	(160)	(176)	(177)	(110)
Net gain on pre-confirmation contingencies	—	—	10	33	32
Benefit (provision) for income taxes	5	(1)	(49)	(63)	(67)
Net loss	(172)	(141)	(284)	(312)	(328)
Loss applicable to common shareholders	(176)	(145)	(288)	(316)	(331)
Loss per common share, basic and diluted:
Loss applicable to common shareholders, basic and diluted	$(2.91)	$(2.45)	$(5.16)	$(7.44)	$(10.62)

Shares used in computing basic and diluted loss per share	60,418,995	59,290,355	55,771,867	42,461,853	31,153,152

	December 31,
	2010	2009	2008	2007	2006
	(in millions)
Balance Sheet data:
Cash and cash equivalents	$372	$477	$360	$397	$459
Working capital deficit	(222)	(128)	(153)	(114)	(99)
Property and equipment, net	1,179	1,280	1,300	1,467	1,132
Goodwill and intangibles, net	227	198	172	193	26
Total assets	2,310	2,488	2,349	2,666	2,054
Short term and long term debt (including current portion)	1,338	1,332	1,153	1,246	913
Capital leases (including current portion)	123	139	145	177	138
Total shareholders’ deficit	(477)	(360)	(246)	(35)	(161)

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Cash flow data:
Net cash provided by (used in) operating activities	$183	$256	$203	$(16)	$(70)
Net cash used in investing activities	(168)	(168)	(146)	(330)	(157)
Net cash provided by (used in) financing activities	(95)	26	(75)	283	455
Effect of exchange rate changes on cash and cash equivalents	(25)	3	(19)	1	7

In reading the above selected historical financial data, please note the following:

•

On November 16, 2010, we issued $150 million aggregate principal amount of 9% senior notes due November 15, 2019 (the “9% Senior Notes”) at an issue price of 100% of their par value. We used the proceeds from the issuance of the 9% Senior Notes to: (i) redeem the 5% convertible senior notes due 2011 (the “5% Convertible Notes”) at an optional redemption price equal to 101% of their principal amount; and (ii) pay the estimated initial purchaser discounts, professional fees and other transaction fees and expenses in connection with the offering. Included in other income (expense), net in our consolidated statement of operations for 2010 is a charge of $6 million recorded in connection with the early extinguishment of the 5% Convertible Notes.

•

On October 29, 2010, we acquired 100% of the capital stock of Genesis Networks Inc. (“Genesis Networks”), a privately held company providing high performance rich media and video-based applications, serving many of the world’s major broadcasters, producers and aggregators of specialized programming. We paid a purchase price for Genesis Networks of approximately $8 million and repaid a portion of the debt and other liabilities assumed as part of the acquisition for total consideration including direct costs of $27 million. The Genesis Networks network connects 70 cities on five continents and links important international media centers through 225 on-net points. The acquisition of Genesis Networks will enable us to provide value-added solutions to address specialized video transmission requirements across multiple industries. The results of Genesis Networks’ operations are included in our consolidated financial statements commencing on October 29, 2010.

•

Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced our unrestricted cash and cash equivalents during the three months ended March 31, 2010 by approximately $27 million. Effective January 1, 2011, the Venezuela government further increased the official rate for goods and services deemed “essential” to 4.30 Venezuelan bolivares to the U.S. Dollar. This change had no effect on the carrying value of our cash and cash equivalents (see “Currency Risk” in Item 7 for further information related to foreign currency exchange restrictions and the impact of the devaluation of the Venezuelan bolivar).

•

On September 22, 2009, we issued $750 million in aggregate principal amount of 12% senior secured notes due 2015 (the “12% Senior Secured Notes”) at an issue price of 97.944% of their par value. We used proceeds from the issuance of the 12% Senior Secured Notes to: (i) repay in full the loan outstanding under the Credit and Guaranty Agreement, dated as of May 9, 2007, among us, certain of our subsidiaries, Goldman Sachs Partners L.P. and Credit Suisse Securities (USA) LLC (the “Term Loan Agreement”) together with a 1% prepayment penalty and unpaid interest to but not including the date of repayment (total cost of $348 million); (ii) purchase all of the 9.875% senior notes due February 15, 2017 of GC Impsat (the “GC Impsat Notes”) that were validly tendered in a tender offer for such notes, including a consent fee of 5% of the principal amount of those notes tendered by the early withdrawal date (total cost of $237 million); and (iii) pay the estimated initial purchaser discounts, professional fees and other transactions fees and expenses in connection with the offering. After these costs, the remaining $125 million was used for general corporate purposes. Included in other income (expense), net in our consolidated statement of operations is a charge of approximately $29 million recorded in connection with the early extinguishment of the GC Impsat Notes and the Term Loan Agreement.

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

•

On February 14, 2007, GC Impsat, a wholly owned subsidiary, issued $225 million in aggregate principal amount of GC Impsat Notes. On May 9, 2007, we entered into the Term Loan Agreement pursuant to which we borrowed $250 million on that date and on June 1, 2007 amended the Term Loan Agreement to provide for the borrowing of an additional $100 million on that date. Also, in conjunction with the recapitalization pursuant to which we entered into the Term Loan Agreement, on August 27, 2007, STT Crossing Ltd. converted $250 million original principal amount of mandatorily convertible notes due December 2008 into approximately 16.58 million shares of common stock. We recorded a $30 million inducement fee related to the early conversion of STT Crossing Ltd. debt to equity in other income (expense), net.

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

•

Restructuring plans resulting in employee terminations, closing of real estate facilities, and cancellation of contracts have resulted in significant restructuring charges (credits). Excluding those related to acquired businesses which are included as liabilities assumed in our purchase price, we have recorded restructuring charges (credits) of nil, $4 million, $3 million, $(30) million and $(4) million in the results from operations above in 2010, 2009, 2008, 2007 and 2006, respectively. These charges (credits) are included in selling, general and administrative expenses. See further discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Executive Summary

Overview

We are a global communications service provider. We offer a full range of data, voice and collaboration services and deliver service to approximately 40 percent of the companies in the Fortune 500, as well as 700 carriers, mobile operators and Internet service providers around the world. We deliver converged IP services to more than 700 cities in more than 70 countries, and have 17 data centers located in major business centers. Our operations are based principally in North America, Europe, Latin America and a portion of the Asia/Pacific region.

We report our financial results based on three separate operating segments: (i) the GCUK Segment which provides services to customers primarily based in the U.K.; (ii) the GC Impsat Segment which provides services to customers in Latin America; and (iii) the Rest of World (“ROW”) Segment which represents all our operations outside of the GCUK Segment and the GC Impsat Segment and operates primarily in North America, with smaller operations in Europe, Latin America, and a portion of the Asia/Pacific region. This segment also includes our subsea fiber optic network. See below in this Item 7 and Note 21, “Segment Reporting,” to the accompanying consolidated financial statements for further information regarding our operating segments.

Industry, Strategy and Certain Key Risks

As described more fully in Item 1, “Business—Business Strategy,” our strategy is based on four key elements. First, we are focused on the following target markets: medium-to-large enterprises including multinationals, governments, Web2.0 companies, broadcast and media providers and telecommunications carriers. Second, our solutions are based on IP and Ethernet technologies that cover the full range of service offerings typically deployed by customers in our target markets. Third, we focus on those communication requirements that are pan-regional in scope. Fourth, we strive to provide unsurpassed customer service.

For 2011, we have set a number of operational imperatives intended to improve the pace of our revenue growth. We will continue to improve our cost structure by aggressively managing our operating and third party costs. We will continue to focus strongly on customer loyalty by driving enhancements to ensure superior customer service, and we will continue our efforts to maintain a motivated, enthusiastic and talented work force. We also intend to leverage our innovation and focus on IP and Ethernet services to capture the customer demand created by the convergence of legacy protocols to fixed, mobile and unified communications. We intend to invest in our core network, and continue moving up the value chain with accelerated investment in managed solutions, including data center and cloud services. In addition, we intend to enhance our service offerings and pursue the extension of our network in order to offer our growing suite of value-added service offerings to additional markets.

Successful execution of these objectives is subject to numerous risks and uncertainties, including the risks described in Item 1A, “Risk Factors”. In particular:

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

•

If the operating and capital expenses required to support our growth turn out to be greater than anticipated or if anticipated growth is not achieved, we may be unable to improve our cash flows. If our cash flows do not improve, we would need to arrange additional financing which may not be available on acceptable terms or at all. See “Liquidity and Capital Resources,” below.

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

2010 Highlights

During 2010, revenue from our enterprise, carrier data and indirect sales channel (sometimes referred to as “invest and grow” sales channels in our press releases pertaining to financial results), which is the primary focus of our business strategy, increased $120 million, or 6%, to $2,279 million in 2010 compared to $2,159 million in 2009. This increase was primarily due to growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets. In addition, foreign currency movements favorably impacted revenue growth in 2010 by $21 million. Revenue in our enterprise, carrier data and indirect sales channel in 2010 included $6 million from the completion of a customer contract and $7 million for equipment sales related to a new managed services contract, while revenue in this channel in 2009 included $13 million for one customer’s buyout of certain long term obligations. In addition, revenue in 2010 included $4 million as a result of the inclusion of Genesis Networks in our results since October 29, 2010.

Consolidated OIBDA, which is a key measure we use to evaluate our profitability and operating performance, was $400 million in 2010 compared to $342 million in 2009. Our consolidated OIBDA increased primarily as a result of: (i) revenue growth and improved sales mix; (ii) lower real estate costs; (iii) lower real estate restructuring reserves; (iv) a decrease in bad debt expenses; and (v) $11 million of favorable foreign exchange impacts. The increase in our consolidated OIBDA was partially offset by: (i) higher salaries and other payroll costs; and (ii) higher accrued incentive compensation.

Our consolidated Free Cash Flow, which is a relevant indicator of our ability to generate cash to pay debt and a key measure we use to evaluate our liquidity, decreased $66 million to $16 million in 2010 compared to $82 million in 2009. The decrease was principally driven by high cash payments for interest and incentive compensation in 2010, as well as a larger benefit from improved collections in 2009. Annual incentive compensation was primarily paid in cash in 2010 versus payment in stock in 2009.

See “Use of Certain non-GAAP Measures” below in this Item 7 for further information about OIBDA and Free Cash Flow.

During 2010, we issued $150 million aggregate principal amount of 9% senior notes due November 15, 2019 (the “9% Senior Notes”). We used the proceeds from the issuance of the 9% Senior Notes to: (i) redeem the 5% convertible senior notes due 2011 (the “5% Convertible Notes”) at an optional redemption price equal to 101% of their principal amount; and (ii) pay the estimated initial purchaser discounts, professional fees and other transaction fees and expenses in connection with the offering. See below in this Item 7 under “Liquidity and Capital Resources” for further information related to the notes offering and associated use of proceeds. See also Note 10, “Debt” to the accompanying consolidated financial statements for a description of the 9% Senior Notes.

On October 29, 2010, we acquired 100% of the capital stock of Genesis Networks Inc. (“Genesis Networks”), a privately held company providing high performance rich media and video-based applications, serving many of the world’s major broadcasters, producers and aggregators of specialized programming. We paid a purchase price for Genesis Networks of approximately $8 million and repaid a portion of the debt and other liabilities assumed as part of the acquisition for total consideration including direct costs of $27 million. We expect that Genesis Networks will require modest funding in respect of this deficit and its ongoing operating requirements. The Genesis Networks network connects 70 cities on five continents and links important international media centers through 225 on-net points. The acquisition of Genesis Networks will enable us to provide value-added solutions to address specialized video transmission requirements across multiple industries. The results of Genesis Networks’ operations are included in our consolidated financial statements starting on the acquisition date.

Use of Certain non-GAAP Measures

OIBDA

The Company’s chief operating decision makers (“CODMs”) measure and evaluate our reportable segments based on operating income (loss) before depreciation and amortization (“OIBDA”). OIBDA differs from operating income (loss), as calculated in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflected in our consolidated financial statements, in that it excludes depreciation and amortization. Such excluded expenses primarily reflect the non-cash impacts of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods. In addition, OIBDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for reinvestment, distributions or other discretionary uses.

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

We believe that OIBDA is a relevant indicator of operating performance, especially in a capital-intensive industry such as telecommunications. OIBDA provides us with an indication of the underlying performance of our everyday business operations. It excludes the effect of items associated with our capitalization and tax structures, such as interest income, interest expense, income taxes and preferred stock dividends, and of other items not associated with our everyday operations.

See Note 21, “Segment Reporting,” to the accompanying consolidated financial statements for a reconciliation of OIBDA to income (loss) applicable to common shareholders.

Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities less purchases of property and equipment as disclosed in the consolidated statements of cash flows. Free Cash Flow differs from the net change in cash and cash equivalents in the consolidated statements of cash flows in that it excludes the cash impact of: (i) all investing activities (other than capital expenditures, which are a fundamental and recurring part of our business); (ii) all financing activities; and (iii) exchange rate changes on cash and cash equivalents balances.

We use Free Cash Flow as a relevant indicator of our ability to generate cash to pay debt. Free Cash Flow also is an important part of our internal reporting and a key measure used by us to evaluate liquidity from period to period. We believe that the investment community uses similar performance measures to compare performance of competitors in our industry.

There are material limitations to using non-U.S. GAAP financial measures. Our calculation of Free Cash Flow may differ from similarly titled measures used by other companies, and may not be comparable to those other measures. Moreover, we do not currently pay a significant amount of income taxes due to net operating losses, and we therefore generate higher Free Cash Flow than comparable businesses that do pay income taxes. Additionally, Free Cash Flow is subject to variability quarter over quarter as a result of the timing of payments related to accounts receivable and accounts payable and capital expenditures. Free Cash Flow also does not include certain significant cash items such as purchases and sales out of the ordinary course of business, proceeds from financing activities, repayments of capital lease obligations and other debt, and preferred stock dividends and the effect of exchange rate changes on cash and cash equivalents balances. Free Cash Flow should be considered in addition to, and not as a substitute for, net change in cash and cash equivalents in the condensed consolidated statements of cash flows reported in accordance with U.S. GAAP.

We believe that Free Cash Flow is useful to our investors as it provides an indication of the underlying cash position of our everyday business operations and the ability to pay debt.

The following table provides a reconciliation of Free Cash Flow for 2010 and 2009 which is considered a non-U.S. GAAP financial measure, to net cash provided by operating activities:

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
	(in millions)
Free cash flow	$16	$82	$(66)	(80%)
Purchases of property and equipment	167	174	(7)	(4%)

Net cash provided by operating activities	$183	$256	$(73)	(29%)

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the accompanying consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on our knowledge of current events, our actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of our management, who continually evaluate the judgments, estimates and assumptions and may employ outside experts to assist in the evaluations.

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

Allowance for Doubtful Accounts

During each reporting period we must make estimates for potential losses resulting from the inability of our customers to make required payments. We analyze our reserve requirements using several factors, including the length of time the receivables are past due, changes in the customer’s creditworthiness, the customer’s payment history, the length of the customer’s relationship with us, the current economic climate, and current industry trends. A specific reserve requirement review is performed on customer accounts with larger balances. A general reserve requirement is performed on accounts not subject to specific review utilizing the factors previously mentioned. We have historically experienced significant changes month to month in reserve level requirements. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including resellers and competitive local exchanges, the collectability of receivables and creditworthiness of customers may become more difficult and unpredictable. Changes in the financial viability of significant customers and worsening of economic conditions may require changes to our estimate of the recoverability of the receivables. In some cases receivables previously written off are recovered through litigation, negotiations, settlements and judgments and are recognized as a reduction in bad debt expense in the period realized. Appropriate adjustments are recorded to the period in which these changes become known. The determination of both the specific and general allowance for doubtful accounts reserve requirements involves significant estimation and judgment.

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

Impairment of Goodwill and Other Long-Lived Assets

We assess the possible impairment of long-lived assets composed of property and equipment and other assets held for a period longer than one year whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may be impaired. Goodwill and intangibles with indefinite lives are reviewed at least annually (beginning on the first anniversary of the acquisition date) for impairment whether or not events have occurred that may indicate impairment. Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted net future cash flows expected to be generated by the asset. If these projected future cash flows are less than the carrying amount, impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured by the amount by which the carrying amounts of the assets exceed their fair value. Calculating the future net cash flows expected to be generated by assets to determine if impairment exists and to calculate the impairment involves significant assumptions, estimation and judgment. The estimation and judgment involves, but is not limited to, industry trends including pricing, estimating long term revenues, revenue growth, operating expenses, capital expenditures, and expected periods the assets will be utilized.

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

As a result of a history of operating losses and negative cash flows, during 2010 management performed a recoverability test of our long-lived assets as of December 31, 2010. The results of the test indicate that no impairment of our long-lived assets existed as of December 31, 2010.

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

The assessment of a valuation allowance on deferred tax assets is based on the weight of available evidence that some portion or the entire deferred tax asset will not be realized. Deferred tax liabilities are first applied to the deferred tax assets reducing the need for a valuation allowance. Future utilization of the remaining net deferred tax asset would require the ability to forecast future earnings. Based on past performance resulting in net loss positions, sufficient evidence exists to require a valuation allowance on the vast majority of our net deferred tax assets, except for a portion of those at certain of our operating subsidiaries. Those operating subsidiaries have now demonstrated an earnings history which is expected to continue into the foreseeable future. We believe this provides sufficient positive evidence that a portion of their deferred tax assets will be realized. Consequently, in the fourth quarters of 2010 and 2009 we reduced the valuation allowance against their deferred tax assets by $34 million and $20 million, respectively.

Restructuring

We have engaged in restructuring activities, which require us to make significant judgments and estimates in determining restructuring charges, including, but not limited to, future severance costs and other employee separation costs, sublease income or disposal costs, length of time on market for abandoned rented facilities, and contractual termination costs. Such estimates are inherently judgmental and changes in such estimates, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities and consolidated results of operations. The undiscounted “2003 and Prior Restructuring Plans” reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $73 million as of December 31, 2010), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2010, anticipated third party receipts were $64 million, representing $48 million from subleases already entered into and $16 million from subleases projected to be entered into in the future. A significant amount of judgment is involved in determining the amount and timing of these projected subleases. We continue to review our anticipated costs and third party sublease payments on a quarterly basis and record adjustments for changes in these estimates in the period such changes become known. For further information related to our restructuring activities, see “Restructuring Activities” in this Item 7 and Note 3, “Restructuring,” to the accompanying consolidated financial statements.

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

For a description of our stock-based compensation programs, see Note 16, “Stock-Based Compensation”, to the accompanying consolidated financial statements.

Assessment of Loss Contingencies

We have legal, tax and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, we accrue at the low end of the range. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in predicting the likelihood of future events and estimating the financial impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 19, “Commitments, Contingencies and Other,” to the accompanying consolidated financial statements.

Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Consolidated Results

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
	(in millions)
Revenue	$2,609	$2,536	$73	3%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,159)	(1,159)	—	NM
Real estate, network and operations	(408)	(406)	2	NM
Third party maintenance	(104)	(103)	1	1%
Cost of equipment and other sales	(107)	(98)	9	9%

Total cost of revenue	(1,778)	(1,766)

Gross margin	831	770
Selling, general and administrative	(431)	(428)	3	1%
Depreciation and amortization	(337)	(340)	(3)	(1%	)

Operating income	63	2
Other income (expense):
Interest income	2	7	(5)	(71%	)
Interest expense	(191)	(160)	31	19%
Other income (expense), net	(51)	11	(62)	NM

Loss before benefit (provision) for income taxes	(177)	(140)
Benefit (provision) for income taxes	5	(1)	6	NM

Net loss	(172)	(141)
Preferred stock dividends	(4)	(4)	—	NM

Loss applicable to common shareholders	$(176)	$(145)

NM—Zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of significant variances:

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
	(in millions)
Enterprise, carrier data and indirect sales channel	$2,279	$2,159	$120	6%
Carrier voice	328	374	(46)	(12%)
Other	2	3	(1)	(33%)

Consolidated revenues	$2,609	$2,536	$73	3%

Our consolidated revenue is separated into two businesses based on our target markets and sales structure: (i) enterprise, carrier data and indirect sales channel and (ii) carrier voice.

The enterprise, carrier data and indirect sales channel business consists of: (i) the provision of IP, voice, data center and collaboration services to all customers other than carriers and consumers; (ii) the provision of data products, including IP, transport and capacity services, to carrier customers; and (iii) the provision of voice, data and managed services to or through business relationships with other carriers, sales agents and system integrators. The carrier voice business consists of the provision of predominantly United States domestic and international long distance voice services to carrier customers.

Our consolidated revenue increased in 2010 compared with 2009 primarily due to: (i) additional enterprise, carrier data and indirect channel sales driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets; (ii) $21 million of favorable foreign exchange impacts; and (iii) $4 million as a result of the inclusion of Genesis Networks in our results since October 29, 2010. This increase was partially offset by a decline in our carrier voice business. Revenue in 2010 included $6 million for the completion of a customer contract and $7 million for equipment sales related to a new managed services contract, while revenue in 2009 included $13 million for one customer’s buyout of certain long term obligations.

Our sales order levels are a key indicator of continuing strength in customer demand for our services. The average monthly estimated gross value for sales orders was $4.4 million in both the three months ended December 31, 2010 and September 30, 2010. Order volumes were higher in each quarter of 2010 than they were during any quarter of 2009. New orders include value-added, integrated solutions, to enterprises with multinational requirements which offer us significant growth opportunity. Sales orders are used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired, and they exclude the effects of the replacement of existing services with new services, credits and attrition (defined as customer disconnects, price reductions on contract renegotiations and customer usage declines). Other key metrics used by management are revenue attrition and pricing trends for products in our enterprise, carrier data and indirect sales channel. Revenue attrition in the fourth quarter of 2010 was in line with our recent historical average. Revenue attrition generally results from market dynamics and not customer dissatisfaction. Pricing for our VPN and managed services products continues to decline at a relatively modest rate, while pricing for specific data products such as high-speed transit and capacity services (specifically internet access arrangements used by content delivery and broadband service providers) is declining at a greater rate.

See “Segment Results” in this Item 7 for further discussion of results by segment.

Cost of Revenue. Cost of revenue primarily includes the following: (i) cost of access, including usage-based voice charges paid to local exchange carriers and interexchange carriers to originate and/or terminate switched voice traffic, and charges for leased lines for dedicated facilities and local loop (“last mile”) charges from both domestic and international carriers; (ii) real estate, network and operations charges which include (a) employee- related costs such as salaries and benefits, incentive compensation and stock-related expenses for employees directly attributable to the operation of our network, (b) real estate expenses for all non-restructured technical sites, and (c) other non-employee related costs incurred to operate our network, such as license and permit fees and professional fees; (iii) third party maintenance costs incurred in connection with maintaining the network; and (iv) cost of equipment sales and other, which includes third party professional services, software, hardware and equipment sold to our customers.

Cost of Access

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
	(in millions)
Enterprise, carrier data and indirect sales channel	$861	$825	$36	4%
Carrier voice	298	333	(35)	(11%)
Other	—	1	(1)	(100%)

Consolidated cost of access	$1,159	$1,159	$—	NM

Cost of access was flat in 2010 compared with 2009 as the impacts of lower carrier voice sales revenue and cost reduction initiatives were offset by: (i) higher enterprise, carrier data and indirect channel sales revenue; (ii) a $6 million favorable regulatory ruling related to a reduction in access charges in the U.K. recorded in 2009; (iii) $3 million of costs associated with a 2010 subsea cable repair; (iv) $3 million of incremental costs as a result of the inclusion of Genesis Networks in our results since October 29, 2010 and (v) $3 million of unfavorable foreign exchange impacts.

Real Estate, Network and Operations. Real estate, network and operations increased in 2010 compared with 2009 primarily due to: (i) $3 million of unfavorable foreign exchange impacts; (ii) $2 million of higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010; and (iii) $1 million of higher real estate costs driven by higher facilities rent, maintenance and utilities, partially offset by: (i) a $5 million retroactive property tax assessment ($3 million and $2 million, respectively, in our GCUK and ROW Segments) recorded in 2009; and (ii) a $6 million property tax refund in the U.K. recorded in 2010. These factors were partially offset by a $4 million decrease in other expenses principally driven by a $4 million insurance recovery in the U.K.

Cost of equipment and other sales. Cost of equipment and other sales increased in 2010 compared with 2009 primarily due to higher equipment sales and professional services costs.

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

SG&A increased in 2010 compared with 2009 primarily due to: (i) $10 million of higher salaries and benefits driven by salary increases and litigation charges in 2010, as well as unpaid leave savings in 2009; (ii) a $8 million increase in travel expenses, third party sales commissions and other expenses; and (iii) $3 million of unfavorable foreign exchange impacts. These factors were partially offset by: (i) $5 million of lower real estate costs driven by lower facilities rent, maintenance and utilities; (ii) a $4 million decrease in bad debt expense; (iii) a $4 million reduction in real estate restructuring reserves; and (iv) a $3 million reduction of non-income tax reserves.

We selectively invested in sales resources where we saw opportunity for business expansion.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of property and equipment, including assets recorded under capital leases, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization decreased in 2010 compared with 2009 primarily due to the expiration of the useful life of certain assets acquired as part of the Impsat acquisition, partially offset by an increased asset base as a result of fixed asset additions, including assets recorded under capital leases, as well as by unfavorable foreign exchange impacts.

Interest income. Interest income decreased in 2010 compared with 2009 primarily as a result of the refund of a vendor deposit plus accrued interest recorded in 2009.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax liabilities, amortization of deferred finance costs and interest on late payments to vendors. The increase in interest expense in 2010 compared with 2009 was primarily a result of: (i) an increase in the amount of debt outstanding primarily as a result of the issuance of the 12% Senior Secured Notes on September 22, 2009, a substantial portion of the proceeds of which was used to retire other debt; and (ii) higher interest related to our pound sterling denominated GCUK Notes due to unfavorable foreign exchange impacts.

Other Income (Expense), Net. Other income (expense), net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. Other expense, net increased in 2010 compared with 2009 primarily as a result of: (i) foreign exchange losses in 2010 as compared to foreign exchange gains in 2009; and (ii) a $6 million loss in 2010 on the early extinguishment of the 5% Convertible Notes. The foreign exchange losses in 2010 included a $27 million foreign exchange loss as a result of the devaluation of the Venezuelan bolivar in the first quarter of 2010 (see “Currency Risk” below). These factors were partially offset by a $29 million loss in 2009 on the early extinguishment of the GC Impsat Notes and the loan under the Term Loan Agreement.

Benefit (Provision) for Income Taxes. We recorded a benefit for income taxes in 2010 compared with a provision for income taxes in 2009 primarily as a result of an increase in deferred tax benefits in 2010. During the fourth quarters of 2010 and 2009, we reduced the valuation allowance against our deferred tax assets by $34 million and $20 million, respectively, due to the improving profitability of certain of our Latin American subsidiaries.

Results of Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Consolidated Results

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
	(in millions)
Revenue	$2,536	$2,599	$(63)	(2%)
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,159)	(1,211)	(52)	(4%)
Real estate, network and operations	(406)	(423)	(17)	(4%)
Third party maintenance	(103)	(107)	(4)	(4%)
Cost of equipment and other sales	(98)	(94)	4	4%

Total cost of revenue	(1,766)	(1,835)

Gross margin	770	764
Selling, general and administrative	(428)	(491)	(63)	(13%)
Depreciation and amortization	(340)	(326)	14	4%

Operating income (loss)	2	(53)
Other income (expense):
Interest income	7	10	(3)	(30%)
Interest expense	(160)	(176)	(16)	(9%)
Other income (expense), net	11	(26)	37	NM

Loss before pre-confirmation contingencies and provision for income taxes	(140)	(245)
Net gain on pre-confirmation contingencies	—	10	(10)	(100%)

Loss before provision for income taxes	(140)	(235)
Provision for income taxes	(1)	(49)	(48)	(98%)

Net loss	(141)	(284)
Preferred stock dividends	(4)	(4)	—	NM

Loss applicable to common shareholders	$(145)	$(288)

NM—Zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of significant variances:

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
	(in millions)
Enterprise, carrier data and indirect sales channel	$2,159	$2,171	$(12)	(1%)
Carrier voice	374	424	(50)	(12%)
Other	3	4	(1)	(25%)

Consolidated revenues	$2,536	$2,599	$(63)	(2%)

Our consolidated revenue decreased in 2009 compared with 2008 primarily due to: (i) unfavorable foreign exchange impacts; (ii) a decline in our carrier voice business; and (iii) the completion of the Camelot network contract in the U.K. Revenue in 2009 included $13 million for one customer’s buyout of certain long term obligations under an existing contract.

The appreciation of the U.S. Dollar against foreign currencies, primarily the British Pound Sterling, the Euro and the Brazilian Real, unfavorably impacted revenue during 2009 compared with 2008 by approximately $138 million. Carrier voice revenue decreased in 2009 compared with 2008, as we continued to manage the business to achieve satisfactory margin targets. The completion of the Camelot network contract negatively impacted revenue by approximately $46 million in 2009 compared with 2008.

Despite the reductions noted above, our revenue reflected continuing demand for our IP VPN, enterprise voice and data center services. The average monthly estimated gross value for sales orders was $3.8 million in the three months ended December 31, 2009 compared with $3.4 million in the three months ended September 30, 2009; while revenue attrition in the fourth quarter of 2009 was at our recent historical average (excluding the impact of the completion of the Camelot network contract). The pricing for our VPN and managed services products continued to decline at a relatively modest rate over the last few quarters of 2009, while pricing for specific data products such as high-speed transit and capacity services (specifically internet access arrangements used by content delivery and broadband service providers) continued to decline at a greater rate.

See “Segment Results” in this Item 7 for further discussion of results by segment.

Cost of Revenue.

Cost of Access

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2009	2008
	(in millions)
Enterprise, carrier data and indirect sales channel	$825	$837	$(12)	(1%)
Carrier voice	333	373	(40)	(11%)
Other	1	1	—	NM

Consolidated cost of access	$1,159	$1,211	$(52)	(4%)

Cost of access decreased in 2009 compared with 2008. The decrease in our consolidated cost of access was partially driven by favorable foreign exchange impacts in 2009 compared with 2008 which favorably impacted our consolidated cost of access expense by $40 million, with favorable currency impacts across all of our segments. Also, our cost of access decreased due to lower carrier voice sales revenue and our cost reduction initiatives to optimize access network costs and effectively lower unit prices. Lastly, we experienced declines in our cost of access as a result of the completion of the Camelot network contract. Cost of access in 2009 included a $6 million reduction due to a favorable regulatory ruling related to access charges in the U.K. As a result of the favorable regulatory ruling, we received a credit note from the access provider. The favorable regulatory ruling was appealed by the access provider. We do not expect any significant adjustments as a result of the appeal.

Real Estate, Network and Operations. Real estate, network and operations decreased in 2009 compared with 2008 primarily due to: (i) $30 million of favorable foreign exchange impacts; and (ii) $7 million of lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2009. These decreases were partially offset in 2009 compared to 2008 by: (i) a $17 million increase in real estate costs partially driven by a $5 million retroactive property tax assessment ($3 million and $2 million, respectively, included in our GCUK and ROW Segments) for the period from December 2006 to June 2009 in the U.K. as well as higher rent, real estate taxes and utilities; and (ii) $10 million of higher employee-related costs due to higher average headcount in 2009 and severance charges, partially offset by unpaid leave and suspension of the company matching contribution for our U.S. based employee retirement plan. We are contesting the retroactive property tax assessment.

Third Party Maintenance. Third party maintenance decreased in 2009 compared with 2008 primarily due to favorable foreign exchange impacts of $6 million, partially offset by an increase in non-recurring network maintenance.

Cost of Equipment and Other Sales. Cost of equipment and other sales increased in 2009 compared with 2008 primarily due to higher equipment sales and professional services costs, partially offset by $16 million of favorable foreign currency movements.

Selling, General and Administrative Expenses (“SG&A”). The decrease in SG&A in 2009 compared with 2008 was primarily due to: (i) $30 million of favorable foreign exchange impacts; (ii) a decrease in other expenses of $15 million primarily due to lower travel, advertising and other costs as a result of cost savings initiatives; (iii) $7 million of lower employee-related costs primarily driven by lower sales commissions, unpaid leave and suspension of the company matching contribution for our U.S. based employee retirement plan; and (iv) $5 million of lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2009.

Depreciation and Amortization. Depreciation and amortization increased in 2009 compared with 2008 primarily due to an increased asset base as a result of fixed asset additions, including assets recorded under capital leases, partially offset by favorable foreign exchange impacts.

Interest Income. The decrease in interest income in 2009 compared with 2008 was the result of lower average cash balances and interest rates.

Interest Expense. The decrease in interest expense in 2009 compared with 2008 was primarily the result of: (i) lower interest related to our pound sterling denominated GCUK Notes due to favorable foreign exchange impacts; (ii) lower interest on our Senior Secured Term Loan due to lower LIBOR rates and its early extinguishment in the third quarter of 2009; (iii) lower interest on our GC Impsat Notes due to their early extinguishment in the third quarter of 2009; and (iv) lower interest related to other miscellaneous debt and late payments to vendors. These factors were partially offset by recording interest on the 12% Senior Secured Notes which were issued in the third quarter of 2009.

Other Income (Expense), Net. Other income, net increased in 2009 compared with 2008 primarily as a result of recording foreign exchange gains in 2009 compared with foreign exchange losses recorded in the prior year, partially offset by recording a $29 million loss in 2009 on the early extinguishment of the GC Impsat Notes and the Senior Secured Term Loans.

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

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the U.K. The GC Impsat Segment is a provider of telecommunication services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all our operations outside the GCUK and GC Impsat Segments and operates primarily in North America, with smaller operations in Europe, Latin America and a portion of the Asia/Pacific region and includes our subsea fiber optic network, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services, including data, IP and voice products. The services provided by all our segments support a migration path to a fully converged IP environment.

Our CODMs measure and evaluate our reportable segments based on OIBDA (see “Use of Certain non-GAAP Measures” above in this Item 7 for further information about OIBDA).

GCUK Segment

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2009	2008
	(in millions)				(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$472	$460	$12	3%	$460	$588	$(128)	(22%)
Carrier voice	5	10	(5)	(50%)	10	11	(1)	(9%)

	$477	$470	$7	1%	$470	$599	$(129)	(22%)

2010 Compared to 2009

Revenue for our GCUK Segment increased in 2010 compared with 2009 primarily as a result of demand for our enterprise voice, broadband services and managed services, partially offset by $3 million of unfavorable foreign exchange impacts. Revenue in 2010 included $6 million for the completion of a customer contract and a $7 million equipment sale related to a new managed services contract. Total equipment sales increased by $3 million in 2010 as compared with 2009. Our GCUK Segment sales organization was increased in the first half of the year principally to focus on revenue growth and diversification through the acquisition of new multinational enterprise customers and additional government sectors not currently served. As a result of the investment in our sales force we have seen an increase in orders from our multinational enterprise customers, offset by lower government orders. Overall revenue growth has been limited due to challenges in the government channel. The U.K. market continues to be highly competitive with significant pricing pressure, and we expect that competitive environment to continue.

Among our largest customer relationships, three contracts were completed in 2010. First, the Foreign Commonwealth Office (“FCO”), to whom we provide an international telecommunications network known as the FTN, expired in May 2010. We have entered into transition arrangements in respect of the FCO’s migration to a network to be provided by a competitor as the replacement for the FTN. This did not have a significant impact on our 2010 results and we estimate that our 2011 revenue will be adversely impacted by $10 million to $15 million. Second, we successfully renewed our contract with Network Rail. The Network Rail contract has two components, one of which was extended for three years and one of which was extended for two years with an option for the customer to renew for one additional year. Third, we extended a longstanding relationship with Her Majesty’s Revenue and Customs by entering into a five year agreement with a systems integrator to provide managed telephony and contact center solutions.

2009 Compared to 2008

Revenue for our GCUK Segment decreased in 2009 compared with 2008 primarily as a result of foreign exchange impacts which unfavorably affected GCUK Segment revenue by $100 million. In addition, the completion of the Camelot network contract adversely affected 2009 revenue by $46 million as compared with 2008. The decrease in our GCUK Segment revenue was moderated by continuing demand for broadband services and IP services.

Despite economic conditions, GCUK continued to see demand for its broadband services and IP services and as a result continued to win new business. Many government agencies and enterprises continued to refresh their more traditional technologies and took advantage of converged IP services. However, the telecommunications market in the U.K. remained highly competitive. One of GCUK’s principal customer relationships in the period to December 31, 2008 was with Camelot, the current holder of the license to operate the U.K. National Lottery. Camelot had deployed a landline-based ISDN network provided by us in relation to the operation of the U.K. National Lottery. On October 9, 2007, Camelot announced its intention to replace its existing landline-based ISDN network with a broadband satellite communications network to be supplied by another service provider. Camelot completed the migration of the network. Revenue from our relationship with Camelot was approximately $2 million and $48 million for 2009 and 2008, respectively.

OIBDA

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2009	2008
	(in millions)				(in millions)
GCUK
OIBDA	$100	$93	$7	8%	$93	$134	$(41)	(31%)

2010 Compared to 2009

OIBDA in the GCUK Segment increased in 2010 compared with 2009 primarily as a result of: (i) the increase in revenue described above; (ii) lower real estate costs driven by a $6 million U.K. property tax refund recorded in 2010 and a $3 million retroactive property tax assessment recorded in 2009; and (iii) lower other expenses driven by a $4 million insurance recovery. These factors were partially offset by: (i) higher salaries and other payroll costs resulting from increased sales resource headcount; (ii) higher access charges driven by a $6 million favorable regulatory ruling related to a reduction in access charges in the U.K. recorded in 2009; and (iii) higher cost of equipment and other sales due to higher equipment and professional services sales.

2009 Compared to 2008

OIBDA in the GCUK Segment decreased in 2009 compared with 2008 primarily as a result of: (i) $25 million of unfavorable foreign exchange impacts; (ii) the revenue decline in 2009 compared with 2008 of $46 million as a result of the completion of the Camelot network contract; (iii) a $3 million retroactive property tax assessment as discussed above and (iv) higher cost of equipment and other professional services costs. These decreases in GCUK Segment OIBDA were moderated by: (i) increased demand for broadband services and IP services; (ii) lower cost of access driven by a $6 million favorable regulatory ruling, and the completion of the Camelot network contract; and (iii) lower third party maintenance resulting from the re-negotiation of certain contracts.

GC Impsat Segment

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2009	2008
	(in millions)				(in millions)
GC Impsat
Enterprise, carrier data and indirect sales channel	$550	$483	$67	14%	$483	$466	$17	4%
Carrier voice	10	12	(2)	(17%)	12	9	3	33%
Intersegment revenues	9	9	—	NM	9	7	2	29%

	$569	$504	$65	13%	$504	$482	$22	5%

2010 Compared to 2009

Revenue for our GC Impsat Segment increased in 2010 compared with 2009 primarily as a result of continuing demand for our IP services, broadband services, and managed services, including network management, storage, security services and other data center products. Revenue growth in 2010 included $27 million of favorable foreign exchange impacts. Market trends continue to reflect increasing demand for converged information and communications technologies to enable productivity gains and cost savings for enterprises. Sales orders and revenue continue to show healthy growth in most Latin American countries, particularly in Brazil. Our Brazilian business has expanded significantly and continues to lead the GC Impsat Segment in revenue contribution.

2009 Compared to 2008

Revenue for our GC Impsat Segment increased in 2009 compared with 2008 primarily due to continuing demand for IP services, broadband services, and managed services and data center products. This increase in our GC Impsat Segment revenue was partially offset by foreign currency impacts which unfavorably impacted revenue in 2009 compared to 2008 by $24 million.

OIBDA

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2009	2008
	(in millions)				(in millions)
GC Impsat
OIBDA	$176	$160	$16	10%	$160	$138	$22	16%

2010 Compared to 2009

OIBDA in the GC Impsat Segment increased in 2010 compared with 2009 primarily as a result of continuing demand for our IP services, broadband services, managed services and data center products. In addition, favorable foreign exchange impacts increased GC Impsat Segment OIBDA by $12 million in 2010 compared with 2009. These factors were partially offset by: (i) higher access charges and cost of equipment sales driven by increased revenues and intercompany access charges; (ii) higher payroll costs primarily as a result of higher headcount, inflation-related salary adjustments and litigation charges; (iii) higher real estate costs driven by higher facilities rent, maintenance and utilities; (iv) an increase in other expenses driven by increased allocated corporate overhead costs and travel; and (v) higher third party maintenance costs. Our Brazilian business has expanded significantly and continues to lead the GC Impsat Segment in OIBDA contribution.

2009 Compared to 2008

OIBDA in the GC Impsat Segment increased in 2009 compared with 2008 primarily as a result of continuing demand for broadband services, IP services and data center products, partially offset by: (i) higher third party maintenance; and (ii) higher access charges as well as higher costs of equipment and other sales resulting from increased sales. In addition, real estate, network and operations costs and SG&A expenses were higher primarily due to higher employee related costs, driven by higher average headcount, partially offset by lower professional fees and lower annual employee incentive compensation. In addition, unfavorable foreign exchange impacts decreased OIBDA by $3 million in 2009 compared with 2008.

ROW Segment

Revenue

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2009	2008
	(in millions)				(in millions)
ROW
Enterprise, carrier data and indirect sales channel	$1,257	$1,216	$41	3%	$1,216	$1,117	$99	9%
Carrier voice	313	352	(39)	(11%)	352	404	(52)	(13%)
Other	2	3	(1)	(33%)	3	4	(1)	(25%)
Intersegment revenues	21	15	6	40%	15	11	4	36%

	$1,593	$1,586	$7	NM	$1,586	$1,536	$50	3%

2010 Compared to 2009

Revenue in our ROW Segment increased in 2010 compared with 2009 primarily as a result of sales growth in IP, conferencing, enterprise voice and managed services, partially offset by a decline in carrier voice revenue and $3 million of unfavorable foreign exchange impacts. Revenue in 2010 included $4 million as a result of the inclusion of Genesis Networks in our results since October 29, 2010, while revenue in 2009 included $13 million for one customer’s contract buyout of certain long term obligations in our enterprise, carrier data and indirect sales channel business. The decline in carrier voice revenue was driven by attrition caused by pricing actions to optimize margin performance.

2009 Compared to 2008

Revenue for our ROW Segment increased in 2009 compared with 2008 primarily as a result of continuing demand for our higher margin enterprise voice services, collaboration and managed services, data center products and IP services in our enterprise, carrier data and indirect sales channel. This was partially offset by: (i) $14 million of unfavorable foreign exchange impacts; and (ii) a decline in carrier voice revenue. Carrier voice revenue decreased in 2009 compared with 2008 as we continued to manage the business to optimize margin performance. Revenue in 2009 compared with 2008 included $13 million for a customer buyout of certain long term obligations under an existing contract.

OIBDA

	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)	Year Ended December 31,		$ Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2009	2008
	(in millions)				(in millions)
ROW
OIBDA	$124	$89	$35	39%	$89	$1	$88	NM

2010 Compared to 2009

OIBDA in our ROW Segment increased in 2010 compared with 2009 primarily as a result of: (i) revenue growth and improved sales mix; (ii) lower payroll costs driven by lower benefit contributions and sales commissions, partially offset by unpaid leave savings recorded in 2009; (iii) a reduction in real estate restructuring reserves; (iv) a decrease in bad debt expenses; and (v) lower non-income tax reserves. These factors were partially offset by higher employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a higher rate in 2010.

2009 Compared to 2008

OIBDA in our ROW Segment increased in 2009 compared with 2008 primarily as a result of: (i) $12 million of favorable foreign exchange impacts; (ii) increased revenue due to continuing demand for our higher margin products and services described above and a customer buyout of certain long term obligations under an existing contract in 2009 of $13 million; and (iii) lower real estate, network and operations and SG&A expenses. The lower real estate, network and operations costs and SG&A expenses resulted primarily from lower employee-related expenses and other costs, including advertising and travel. The lower employee-related expenses were driven by: (a) lower average headcount; and (b) lower annual employee incentive compensation. The improvement in ROW Segment OIBDA in 2009 compared with 2008 was moderated by: (i) a $2 million retroactive property tax assessment described above; and (ii) higher third party maintenance resulting from an increase in non-recurring network maintenance.

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

On November 16, 2010, we issued $150 million aggregate principal amount of 9% senior notes (the “9% Senior Notes”) at an issue price of 100% of their par value. We used the proceeds from the issuance of the 9% Senior Notes to: (i) redeem the 5% Convertible Notes at an optional redemption price equal to 101% of their principal amount; and (ii) pay the estimated initial purchaser discounts, professional fees and other transaction fees and expenses in connection with the offering. See below in this Item 7 under “Indebtedness” for a description of the 9% Senior Notes. Included in other income (expense), net in our consolidated statement of operations for 2010 is a charge of $6 million recorded in connection with the early extinguishment of the 5% Convertible Notes.

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

At December 31, 2010, our available liquidity consisted of $372 million of unrestricted cash and cash equivalents. In addition, at December 31, 2010, we held $9 million in restricted cash and cash equivalents. Our restricted cash and cash equivalents comprise cash collateral for letters of credit or performance bonds issued in favor of certain of our vendors and deposits securing real estate obligations.

Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced our unrestricted cash and cash equivalents during the three months ended March 31, 2010 by approximately $27 million. Effective January 1, 2011, the Venezuela government further increased the official rate for goods and services deemed “essential” to 4.30 Venezuelan bolivares to the U.S. Dollar. This change had no effect on the carrying value of our cash and cash equivalents (see “Currency Risk” below in this Item 7 for further information related to foreign currency exchange restrictions and the impact of the devaluation of the Venezuelan bolivar).

In the long term, we expect our operating results and cash flows to continue to improve as a result of the continued growth of our higher margin enterprise, carrier data and indirect sales channel business, including the economies of scale expected to result from such growth, and from ongoing cost management initiatives, including initiatives to optimize the access network and effectively lower unit costs. Thus, in the long term, we expect to generate positive cash flow from operating activities in an amount sufficient to fund all investing and financing requirements, subject to the need to refinance some or all of our existing major debt instruments as described below. However, our ability to improve cash flows is subject to the risks and uncertainties described under Item 1A, “Risk Factors—Cautionary Factors That May Affect Future Result,” as well as to the variability of quarterly liquidity discussed below.

Our operating cash flows in 2011 will be adversely impacted by incremental annual interest payments primarily resulting from the issuance of the 9% Senior Notes and the associated refinancing. We also anticipate somewhat lower sales of IRUs and prepaid services in 2011 than realized in 2010. However, improvements in underlying operating results are expected to largely offset these factors such that we currently expect cash provided by operating activities (including IRUs and other prepaid sales) to exceed purchases of property and equipment for the full year 2011. This expectation is based in part on raising financing for such property and equipment from vendors and others in amounts similar to those arranged in 2010. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. In addition, our short-term liquidity and more specifically our quarterly cash flows are subject to considerable variability as a result of the timing of interest payments as well as the following factors:

•	Working capital variability significantly impacts our cash flows and causes our intra-quarter cash balances to drop to levels significantly lower than those prevailing at the end of a quarter.

•

We rely on the sale of IRUs and prepaid services, which often involve large dollar amounts and are difficult to predict. During 2010, we received $132 million of cash receipts from the sale of IRUs and prepaid services compared to $130 million in 2009. Our forecasted cash flows for 2011 contemplate lower sales of IRUs and prepaid services as compared to the $132 million in 2010.

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

•

Restrictions on the conversion of the Venezuelan bolivar into U.S. Dollars have resulted in the buildup of a material excess bolivar cash balance, which is carried on our books at the official exchange rate, attributing to the bolivar a value that is greater than the value using the SITME exchange rate, which itself values the bolivar at a greater rate than that which we believe would prevail in an unregulated open market. If we were required to convert our Venezuelan subsidiary’s cash balances into U.S. Dollars using the SITME, we would incur currency exchange losses in the period of conversion. Additionally, if we further determined that the SITME conversion rate should be used in the future to measure assets, liabilities and transactions, reported results would be further adversely affected. See below in this Item 7 under “Currency Risk” for further information.

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

The vast majority of our long-term debt and capital lease obligations mature after 2013. However, we have approximately $61 million in various debt agreements that are due and payable in the next twelve months. In addition, during the second quarter of 2011 we anticipate making an offer to purchase approximately $17 million of the GCUK Notes pursuant to the 2010 Excess Cash Offer (see “Indebtedness—GCUK Senior Secured Notes” below). In addition, as of December 31, 2010 we had $26 million of “other current liabilities” representing accrued dividends on our 2% cumulative senior convertible preferred stock. Payment of the preferred dividend is predicated on our achieving a certain earnings-related objective as demonstrated by audited financial statements, which objective we achieved during 2010. After the initial payment on or after April 15, 2011 of accrued dividends accumulated since the preferred stock was issued in December 2003 through March 31, 2011, subsequent quarterly preferred stock dividends in the amount of $0.9 million are expected to be payable on the fifteenth day of each July, October, January and April. With regard to our other major debt instruments, (i) the $429 million principal amount of the GCUK Notes matures in 2014 (less any amounts purchased as a result of future Excess Cash Offers); (ii) the $750 million original principal amount of the 12% Senior Secured Notes matures in 2015; and (iii) the $150 million original principal amount of the 9% Senior Notes matures in 2019. We do not expect to generate sufficient cash flows from operations to repay all of these debt instruments at maturity. Therefore, we are dependent on access to the capital markets to meet our liquidity requirements. Such access will depend on market conditions and our credit profile at the relevant times.

As a holding company, all of our revenue is generated by our subsidiaries and substantially all of our assets are owned by our subsidiaries. As a result, we are dependent upon intercompany transfers of funds from our subsidiaries to meet our debt service and other payment obligations. Our subsidiaries are incorporated and operate in various jurisdictions throughout the world and are subject to legal and contractual restrictions affecting their ability to make intercompany funds transfers. Such legal restrictions include prohibitions on paying dividends in excess of retained earnings (or similar concepts under applicable law), which prohibition applies to most of our subsidiaries given their history of operating losses, as well as foreign exchange controls on the use of certain mechanisms to covert and expatriate funds that are particularly prevalent in Latin America. Contractual restrictions on intercompany funds transfers include limitations in our major debt instruments on the ability of our subsidiaries to make dividend and other payments on equity securities, as well as limitations on our subsidiaries’ ability to make intercompany loans or to upstream funds in any other manner. These contractual restrictions arise under our major debt instruments. However, the 12% Senior Secured Notes indenture and the 9% Senior Notes indenture do not restrict the ability of our subsidiaries in the ROW and GC Impsat Segments to transfer funds to GCL, although such restrictions do apply to our GCUK Segment due to restrictions in the GCUK Notes indenture.

At December 31, 2010, unrestricted cash and cash equivalents were $76 million, $170 million, and $126 million at our GCUK, GC Impsat and ROW Segments, respectively (see below in this Item 7 under “Currency Risk” for information related to the devaluation of the Venezuelan bolivar). Operational constraints require us to maintain significant minimum cash balances in each of our segments. During 2010, GCUK Segment borrowed $20 million from the ROW Segment to ensure cash balances were at prudent levels upon completion of the annual Excess Cash Offer for the GCUK Notes. We believe that this loan, which is payable September 2013, and any future intersegment funds transfers in amounts permitted by our debt instruments will be sufficient to enable each of our segments to reach the point of sustained recurring positive cash flow from operating and investing activities. Most of our assets have been pledged to secure our indebtedness. Failure to comply with the covenants in any of our debt instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts. Such acceleration would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, an uncured default by the obligors under our Principal Debt Instruments or certain of our Capital Lease Facilities could trigger cross-default provisions under other such instruments or facilities.

Indebtedness

At December 31, 2010, we had $1.461 billion of indebtedness outstanding (including long and short term debt and capital lease obligations), consisting of $737 million of 12% Senior Secured Notes ($750 million aggregate principal less $13 million of unamortized discount), $431 million of GCUK Notes ($429 million aggregate principal plus $2 million of net unamortized premium), $150 million of 9% Senior Notes, and $143 million of capital lease obligations and other debt.

Below are summaries of our principal debt instruments outstanding at December 31, 2010. We are in compliance with all covenants under our material debt agreements and expect to continue to be in compliance.

9% Senior Notes

On November 16, 2010, we issued $150 million aggregate principal amount of 9% Senior Notes at an issue price of 100% of their par value. Interest on the notes accrues at the rate of 9% per annum and is payable semi-annually in arrears on May 15 and November 15 of each year through maturity, commencing on May 15, 2011.

The 9% Senior Notes are guaranteed by the vast majority of our direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment and certain other subsidiaries described in the notes indenture. The 9% Senior Notes and the guarantees are senior unsecured obligations. Accordingly, they rank equally in right of payment with all of our and the guarantors’ other existing and future senior indebtedness and are effectively subordinated to all of our and the guarantors’ existing and future secured indebtedness to the extent of the collateral securing such indebtedness.

The indenture governing the notes contains covenants that, among other things, restrict our ability and the ability of our restricted subsidiaries to: (1) incur or guarantee additional indebtedness or issue disqualified stock or preferred stock; (2) pay dividends or make other distributions; (3) make certain investments (including investments in the GCUK Segment); (4) enter into arrangements that restrict dividends or other payments to us from our restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; (8) merge or consolidate with other companies or sell substantially all of our assets; and (9) designate subsidiaries as restricted. These covenants are subject to a number of important limitations and exceptions.

We used the proceeds from the issuance of the 9% Senior Notes to: (i) redeem the 5% Convertible Notes at an optional redemption price equal to 101% of their principal amount; and (ii) pay the estimated initial purchaser discounts, professional fees and other transaction fees and expenses in connection with the offering.

Included in other income (expense), net in our consolidated statement of operations for 2010 is a charge of $6 million recorded in connection with the early extinguishment of the 5% Convertible Notes.

At any time prior to November 15, 2013, we may on any one or more occasions redeem up to 35% of the aggregate original principal amount of the 9% Senior Notes at a redemption price equal to 109% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings by GCL. We may also redeem any of the 9% Senior Notes at any time prior to November 15, 2014 at a price equal to 100% of their principal amount, plus a make-whole premium and accrued and unpaid interest, if any. In addition, on or after November 15, 2014, we may redeem all or a part of the 9% Senior Notes at the redemption prices of 104.5%, 102.25% or 100% of par during 2014, 2015, and 2016 and thereafter, respectively.

The 9% Senior Notes are not registered under the Securities Act and the initial purchasers agreed to sell the notes only: (i) in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act; and (ii) outside the United States to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. However, we are required to register an identical series of notes with the SEC and to offer to exchange those registered notes for the notes issued in connection with the initial offering by November 16, 2011, subject to possible extensions under certain circumstances. Under specified circumstances, including if the exchange offer would not be permitted by applicable law or SEC policy, we and the guarantors would be required to file a shelf registration statement for the resale of the 9% Senior Notes. In the event of registration default, we are obligated to pay special interest in an amount equal to 0.25% per annum on the principal amount of the notes, with such rate increasing by an additional 0.25% for each subsequent 90-day period until the registration default is cured, up to a maximum rate of additional interest of 1.00% per annum. The maximum possible additional interest payable in the period from November 16, 2011 to November 15, 2019 (the maturity date) would be $11 million.

12% Senior Secured Notes

On September 22, 2009, we issued $750 million in aggregate principal amount of 12% senior secured notes due September 15, 2015 (the “12% Senior Secured Notes”) at an issue price of 97.944% of their par value. Interest on the notes accrues at the rate of 12% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year through maturity, commencing on March 15, 2010. The transaction was intended to simplify our capital structure and to improve our liquidity and financial flexibility by effectively extending the May 2012 maturity of our Term Loan Agreement, reducing contractual restrictions on intercompany transactions between our GC Impsat and ROW Segments, and increasing our consolidated cash balance.

The 12% Senior Secured Notes are guaranteed by the vast majority of our direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment. The obligations of GCL and the guarantors in respect of the notes are senior obligations which rank equal in right of payment with all of their existing and future senior indebtedness. In addition, the 12% Senior Secured Notes are secured by first-priority liens, subject to certain exceptions, on GCL’s and certain of the guarantor’s existing and future assets. These assets generally include the “Specified Tangible Assets” (defined in the notes indenture as cash and cash equivalents, accounts receivable from third parties and property, plant and equipment (other than property, plant and equipment under capital leases and leasehold improvements)) of GCL and the “Grantor Guarantors” organized in “Approved Jurisdictions” (as such terms are defined in the notes indenture). The book value of such “Specified Tangible Assets” as of December 31, 2010 was $1.103 billion, which exceeds the $1.0 billion threshold required to make restricted payments pursuant to certain of the exceptions to the covenants in the notes indenture.

The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries (other than those comprising the GCUK Segment) to: (1) incur or guarantee additional indebtedness or issue disqualified stock or preferred stock; (2) pay dividends or make other distributions; (3) make certain investments (including investments in the GCUK Segment); (4) enter into arrangements that restrict dividends or other payments to us from our restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; (8) merge or consolidate with other companies or sell substantially all of our assets; and (9) designate subsidiaries as restricted. These covenants are subject to a number of important limitations and exceptions.

We used the proceeds from the issuance of the 12% Senior Secured Notes to: (i) repay the Term Loan Agreement in full, together with a 1% prepayment penalty and unpaid interest to but not including the date of repayment (total cost of $348 million); (ii) purchase all of the GC Impsat Notes validly tendered in a tender offer for such notes, including a consent fee of 5% of the principal amount of those notes tendered by the early withdrawal date (total cost of $237 million); and (iii) pay the estimated initial purchaser discounts, professional fees and other transactions fees and expenses in connection with the offering. After these costs, the remaining $125 million was used for general corporate purposes.

Included in other income (expense), net in our consolidated statements of operations for 2009 is a charge of approximately $29 million recorded in connection with the early extinguishment of the GC Impsat Notes and Term Loan Agreement.

At any time prior to September 15, 2012, we may on any one or more occasions redeem up to 35% of the aggregate original principal amount of the 12% Senior Secured Notes at a redemption price of 112% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings by GCL. We may also redeem any of the 12% Senior Secured Notes at any time prior to September 15, 2012 at a price equal to 100% of the principal amount, plus a make-whole premium and accrued interest, if any. In addition, on or after September 15, 2012, 2013 and 2014, we may redeem all or a part of the 12% Senior Secured Notes at the redemption prices of 106%, 103% or 100% of par, respectively.

On August 2, 2010, we completed an offer to exchange the notes issued on September 22, 2009 for an identical series of notes that have been registered under the Securities Act of 1933, as amended (the “Securities Act”) with the Securities and Exchange Commission (the “SEC”). All $750 million aggregate outstanding principal amount of notes participated in the exchange offer which satisfied an obligation incurred by us under a registration rights agreement that we entered into in connection with the original issuance of the notes.

GCUK Senior Secured Notes

On December 23, 2004, Global Crossing (UK) Finance Plc, a wholly owned financing subsidiary of GCUK (“GCUK Finance”) issued $200 million in aggregate principal amount of 10.75% U.S. Dollar denominated senior secured notes due 2014 and 105 million pounds sterling aggregate principal amount of 11.75% pounds sterling denominated senior secured notes due 2014. The U.S. Dollar and pound sterling denominated notes were issued at a discount of approximately $3 million and 2 million pounds sterling, respectively, which resulted in our receiving gross proceeds, before underwriting fees, of approximately $398 million. The GCUK Notes mature on the tenth anniversary of their issuance. Interest is payable in cash semi-annually on June 15 and December 15.

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

As required by the indenture governing the GCUK Notes, within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, using 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2009 Excess Cash Offer, we made an offer for $18 million and purchased less than $1 million in principal amount of the GCUK Notes, exclusive of accrued but unpaid interest.

With respect to the 2010 Excess Cash Offer, we anticipate making an offer of approximately $17 million, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of year-end, and the associated purchases are required to be completed within 150 days after year-end.

A loan or dividend payment by GCUK to us and our affiliates is a restricted payment under the indenture governing the GCUK Notes. Under the indenture, such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test; (ii) may generally be made only within ten business days of consummation of each Excess Cash Offer; and (iii) would generally be limited to 50% of Designated GCUK Cash Flow plus the portion, if any, of the applicable Excess Cash Offer that the holders of the notes decline to accept. In addition, so long as GCUK is not then in default under the indenture, GCUK may make up to 10 million pounds sterling (approximately $15 million at the exchange rate at December 31, 2010) in the aggregate in restricted payments in excess of 50% of Designated GCUK Cash Flow for a given period; provided that any such excess payments shall reduce the amount of restricted payments permitted to be paid out of future Designated GCUK Excess Cash Flow. The terms of any inter-company loan by GCUK to us or our other subsidiaries are required by the GCUK Notes indenture to be at arm’s length and must be agreed to by the board of directors of GCUK, including its independent members. In the exercise of their fiduciary duties, GCUK’s directors will require GCUK to maintain a minimum cash balance in an amount they deem prudent.

Other Financing Activities

During 2010, we entered into various debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements was $15 million. These agreements have terms that range from 6 to 48 months with a weighted average effective interest rate of 10%. In addition, we entered into various capital leasing arrangements that aggregated $41 million. These agreements have terms that range from 12 to 48 months with a weighted average effective interest rate of 11.1%.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Year Ended December 31,		$ Increase/ (Decrease)
	2010	2009
	(in millions)
Net cash flows provided by operating activities	$183	$256	$(73)
Net cash flows used in investing activities	(168)	(168)	—
Net cash flows provided by (used in) financing activities	(95)	26	(121)
Effect of exchange rate changes on cash and cash equivalents	(25)	3	(28)

Net increase (decrease) in cash and cash equivalents	$(105)	$117	$(222)

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased in 2010 compared with 2009 primarily as a result of higher cash payments for interest and incentive compensation payments in 2010 and a larger benefit from improved collection of receivables in 2009. During 2010, we made $157 million of interest payments compared with $117 million in 2009. During 2010 we received $132 million of cash receipts from the sale of IRUs and prepaid services compared with $130 million in 2009. Annual incentive compensation was primarily paid in cash in 2010 versus payment in stock in 2009.

Cash Flows from Investing Activities

Cash flows used in investing activities in 2010 was flat when compared with 2009. During 2010, we paid $7 million for the acquisition of Genesis Networks, net of cash acquired, partially offset by a decrease of $7 million in capital expenditures.

Cash Flows from Financing Activities

Cash flows provided by financing activities decreased in 2010 compared with 2009 primarily as a result of the net cash received in connection with the issuance of the 12% Senior Secured Notes as part of refinancing debt in 2009.

Contractual Cash Commitments

The following table summarizes our contractual cash commitments at December 31, 2010:

	Total	Less than 1 year (2011)	1-3 years (2012-2013)	3-5 years (2014-2015)	More than 5 years
	(in millions)
Long-term debt obligations(1)(2)	$2,115	$180	$312	$1,418	$205
Capital lease obligations(1)	158	61	53	12	32
Operating lease obligations	783	103	171	149	360
Pension obligations(3)	1	1	—	—	—
Purchase and other obligations(4)	781	335	206	79	161

Total	$3,838	$680	$742	$1,658	$758

(1)	Includes both principal and interest on obligations.
(2)

The principal repayment of the GCUK Notes of approximately $429 million includes $17 million and $412 million in the “Less than 1 year” and “3-5 years” section of the table, respectively. The $17 million represents the portion of the Excess Cash Offer we expect to offer holders of the GCUK Notes within 120 days of December 31, 2010. As the Excess Cash Offer will vary from period to period, we have not predicted early purchases of the GCUK Notes beyond 2010. The pound sterling interest and principal due for the GCUK Notes have been translated for all periods at the December 31, 2010 year end rate of 1.542 U.S. Dollars to one pound sterling.

(3)

Amount relates to our current expected funding requirements in 2011 related to our defined benefit pension plans. Funding amounts will vary yearly based on actuarial assumptions, company funding policy and statutory funding requirements and therefore we have not included amounts beyond 2011.

(4)

Amounts represent contractual commitments with third parties to purchase network access services ($230 million), maintenance services for portions of our network and information technology ($309 million), other purchase order commitments ($175 million), rental payments for restructured properties ($63 million), and other ($4 million).

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small and in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of December 31, 2010 and 2009, our receivables related to our carrier sales channels represented approximately 42% and 43%, respectively, of our consolidated receivables. Also as of December 31, 2010 and 2009, our receivables due from various agencies of the U.K. government together represented approximately 5% and 5%, respectively, of our consolidated receivables.

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

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value significantly greater than the value that prevailed on the former unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. We use the official rate to record the assets, liabilities and transactions of our Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced our net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 million based on the bolivares balances as of such date, resulting in a corresponding foreign exchange loss, included in other expense, net in our consolidated statement of operations for 2010. Effective January 1, 2011, the Venezuela government further increased the official rate for goods and services deemed “essential” to 4.30 Venezuelan bolivares to the U.S. Dollar. This change had no effect on the carrying value of our cash and cash equivalents.

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

As indicated above, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to either the limitations and restrictions of the SITME or the CADIVI registration, application and approval process, and is also subject to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Approvals under the CADIVI process have been less forthcoming at times, resulting in a significant buildup of excess cash in our Venezuelan subsidiary and a significant increase in our exchange rate and exchange control risks.

At December 31, 2010, we had $14 million of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. We cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. During 2010 and 2009, we received $9 million and $7 million, respectively, of approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates. In 2010, we participated in a debt auction held by the Venezuelan government and used bolivares to purchase $10 million of U.S. Dollar-denominated bonds at par value in connection with our currency exchange risk mitigation efforts. We received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8 million paid in U.S. Dollars, which resulted in an approximate 25% discount. The loss of $2 million was included in other income (expense), net in our consolidated statement of operations for 2010. In 2008, we participated in a debt auction held by the Venezuelan government to purchase $10 million par value of U.S. Dollar-denominated bonds in connection with our currency exchange risk mitigation efforts. The purchase price of the bonds was $11 million. We received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8 million, which resulted in an approximate 27% discount. The loss was included in other income (expense), net in our consolidated statements of operations. To date, we have not executed any exchanges through SITME. If we were to successfully avail our self of the SITME process to convert a portion of our Venezuelan subsidiary’s cash balances into U.S. Dollars, we would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if we were to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of December 31, 2010, approximately $37 million (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at December 31, 2010 (the “CADIVI rate”)) of our cash and cash equivalents was held in Venezuelan bolivares. For 2010, our Venezuelan subsidiary contributed approximately $52 million of our consolidated revenue and $30 million of our consolidated OIBDA, in each case based on the CADIVI rate. These amounts do not include any allocated corporate overhead costs or transfer pricing adjustments. As of December 31, 2010, our Venezuelan subsidiary had $37 million of net monetary assets of which $4 million were denominated in U.S. Dollars and $33 million were denominated in Venezuelan bolivares at the CADIVI rate. As of December 31, 2010, our Venezuelan subsidiary had $70 million of net assets. In light of the Venezuelan exchange control regime, none of these net assets (other than the $4 million of cash denominated in U.S. Dollars and held outside of Venezuela) may be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

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

Off-Balance Sheet Arrangements

As of December 31, 2010 we did not have any off-balance sheet arrangements outstanding.

Recently Issued and Recently Adopted Accounting Pronouncements

For information on recently issued and recently adopted accounting pronouncements, see Note 2, “Basis of Presentation and Significant Accounting Policies” to the accompanying consolidated financial statements for a full description of recently issued and recently adopted accounting pronouncements including the date of adoption and effects on results of operations and financial condition, where applicable.

Restructuring Activities

At December 31, 2010 and 2009, restructuring liabilities are included in other current liabilities and other deferred liabilities in our consolidated balance sheets. Below is a description of our significant restructuring plans:

2007 Restructuring Plan

During 2007, we adopted a restructuring plan as a result of the Impsat Fiber Networks, Inc. (“Impsat”) acquisition under which redundant Impsat employees were terminated. As a result, we incurred cash restructuring costs of approximately $8 million for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of December 31, 2010 and 2009, the remaining liability of the 2007 restructuring plan was $3 million and $7 million, respectively, all related to the GC Impsat Segment. In July 2009, we settled a claim initiated in October 2007 by a former director and officer of Impsat to be paid out in installments through February 2011. In February 2010, we settled another claim initiated in November 2007 by a former officer of Impsat which was fully paid in April 2010.

2003 and Prior Restructuring Plans

Prior to our emergence from bankruptcy on December 9, 2003, we adopted certain restructuring plans as a result of the slowdown of the economy and telecommunications industry, as well as our efforts to restructure while under Chapter 11 bankruptcy protection. As a result of these activities, we eliminated employees and vacated facilities. All amounts incurred for employee separations were paid as of December 31, 2004 and it is anticipated that the remainder of the restructuring liability, all of which relates to facility closings, will be paid through 2025.

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $73 million as of December 31, 2010), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2010, anticipated third party sublease receipts were $64 million, representing $48 million from subleases already entered into and $16 million from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the years ended December 31, 2010 and 2009:

Facility Closings
(in millions)
Balance at January 1, 2009	$18
Change in estimated liability	6
Deductions	(8)
Foreign currency impact	1

Balance at December 31, 2009	$17
Deductions	(6)
Foreign currency impact	(1)

Balance at December 31, 2010	$10

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business we are exposed to market risk arising from changes in interest rates and foreign currency exchange rates that could impact our cash flows and earnings. We selectively use financial instruments to manage these risks.

Interest Rate Risk

The table below provides information about our interest rate sensitive financial instruments and constitutes a “forward looking statement.” For future indebtedness, to the extent we are subject to interest rate risk, our policy is to manage interest rates through use of a combination of fixed and floating rate debt (there has been no significant floating rate debt for some time). Interest rate swaps or other derivatives may be used to adjust interest rate exposures when appropriate based upon market conditions. Our objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flow associated with such changes.

	Principal (Notional Amount by Expected Maturity)						December 31, 2010		December 31, 2009
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value	Total	Fair Value
	(in millions U.S. Dollars)
LONG-TERM DEBT (INCLUDING CURRENT PORTION)
Fixed Rate	$26	$3	$3	$414	$750	$151	$1,347	$1,458	$1,342	$1,405
Average interest rates	10.30%	10.36%	10.50%	11.29%	12.00%	9.01%
Variable Rate:
Colombian notes(1)	$—	$—	$—	$—	$—	$—	$—	$—	$11	$11
Colombian working capital notes(2)	$1	$1	$—	$—	$—	$—	$2	$2	$6	$6

(1)	The interest rate is the Colombian consumer price index plus 8% which amounted to 10.16% as of December 31, 2009.
(2)	The interest rate is LIBOR plus 2.75% which amounted to 3.21% as of December 31, 2010.

In 2010, we issued $150 million in aggregate principal amount of 9% senior notes due November 15, 2019 (the “9% Senior Notes”) which is included in fixed rate long-term debt in the table above. We used part of the proceeds from the issuance of the 9% Senior Notes to repay the 5% Convertible Notes in full.

In 2009, we issued $750 million in aggregate principal amount of 12% senior secured notes due September 15, 2015 (the “12% Senior Secured Notes”) which is included in fixed rate long-term debt in the table above. We used part of the proceeds from the issuance of the 12% Senior Secured Notes to repay the Term Loan Agreement in full (variable rate debt) and purchase all of the GC Impsat Notes (fixed rate debt) validly tendered in a tender offer for such notes.

Foreign Currency Risk

The table below provides information about our financial instruments subject to currency risk and constitutes a “forward looking statement.”

	Principal (Notional Amount by Expected Maturity)						December 31, 2010		December 31, 2009
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value	Total	Fair Value
	(in millions U.S. Dollars)
LONG-TERM DEBT (INCLUDING CURRENT PORTION)
Swiss Francs	$6	$—	$—	$—	$—	$—	$6	$6	$6	$6
Average interest rates	7.50%
Colombian Pesos	$—	$—	$—	$—	$—	$—	$—	$—	$11	$11
Average interest rates(1)
British Pounds	$9	$—	$—	$226	$—	$—	$235	$244	$245	$243
Average interest rates	11.75%	11.75%	11.75%	11.75%

(1)	The interest rate is the Colombian consumer price index plus 8% which amounted to 10.16% as of December 31, 2009.

See Item 7 “Liquidity and Capital Resources,” for information on our indebtedness and “Currency Risk,” for information about our currency restrictions.

We have not entered into, and do not intend to enter into, financial instruments for speculation or trading purposes. Additional information regarding financial instruments is contained in Note 10, “Debt” and Note 18, “Financial Instruments,” to the accompanying consolidated financial statements included in this annual report on Form 10-K.

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

In connection with the preparation of this annual report on Form 10-K, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2010.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Except as noted above, there were no other material changes in our internal control over financial reporting during the fourth quarter of 2010 and year ended December 31, 2010.

Our independent registered public accounting firm, Ernst & Young LLP, has audited and issued a report expressing its opinion on the effectiveness of our internal control over financial reporting. Ernst & Young LLP’s report appears below in this Item 9A.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Global Crossing Limited

We have audited Global Crossing Limited’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Crossing Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Global Crossing Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Crossing Limited and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), cash flows and comprehensive loss for each of the three years in the period ended December 31, 2010 of Global Crossing Limited, and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Iselin, New Jersey

February 23, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item 10 will be contained in our definitive proxy statement for use in connection with our 2011 annual general meeting of shareholders. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this Item 11 will be contained in our definitive proxy statement for use in connection with our 2011 annual general meeting of shareholders. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 201(d) of Regulation S-K regarding securities authorized for issuance under equity compensation plans is contained in Item 5 above under the caption “Equity Compensation Plan Information.” The other information called for by this Item 12 will be contained in our definitive proxy statement for use in connection with our 2011 annual general meeting of shareholders. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item 13 will be contained in our definitive proxy statement for use in connection with our 2011 annual general meeting of shareholders. Such information is incorporated into this annual report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item 14 will be contained in our definitive proxy statement for use in connection with our 2011 annual general meeting of shareholders. Such information is incorporated into this annual report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1. Financial Statements-Included in Part II of this Form 10-K:

Report of Independent Registered Public Accounting Firm: Ernst & Young LLP.

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009.

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements

2. Financial Statement Schedule—Included in Part II of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts

3. Exhibit Index:

Exhibit Number	Exhibit
3.1	Amended and Restated Constitutional Documents of Global Crossing Limited (“GCL”) (incorporated by reference to Exhibit 3.1 of GCL’s 2007 Annual Report on Form 10-K, filed on March 13, 2008 (the “2007 10-K”)).

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital, dated June 3, 2004 (incorporated by reference to Exhibit 3.2 of the 2007 10-K).

3.3	Certificate of Deposit of Memorandum of Increase of Share Capital, dated July 18, 2006 (incorporated by reference to Exhibit 3.3 of the 2007 10-K).

3.4	Certificate of Deposit of Memorandum of Increase of Share Capital, dated June 29, 2007 (incorporated by reference to Exhibit 3.4 of the 2007 10-K).

3.5	Amended and Restated Bye-Laws of GCL dated as of June 12, 2007 (incorporated by reference to Exhibit 3.5 of the 2007 10-K).

4.1	Form of stock certificate for common stock of GCL (incorporated by reference to Exhibit 4.1 of Global Crossing Ltd.’s 2001-2002 Annual Report on Form 10-K filed on December 8, 2003 (the “2002 10-K”)).

4.2	Certificate of Designations of 2.0% Cumulative Senior Preferred Shares of GCL (formerly GC Acquisition Ltd.), dated as of December 9, 2003 (incorporated by reference to Exhibit 4.2 of GCL’s 2003 Annual Report on Form 10-K, filed on March 26, 2004 (the “2003 10-K”)).

4.3	Indenture, dated as of December 23, 2004, by and among Global Crossing (UK) Finance Plc (“GCUK Finance”), GCUK, the other subsidiaries of GCUK guaranteeing the notes, STT Communications Ltd., as optionholder, AIB/BNY Fund Management (Ireland) Limited, as Irish paying agent, and The Bank of New York, as trustee, relating to the approximately $404 million aggregate original principal amount of senior secured notes due 2014 (incorporated by reference to Exhibit 4.2 of GCL’s current report on Form 8-K, filed on December 30, 2004 (the “December 30, 2004 8-K”)).

Exhibit Number	Exhibit
4.4	Debenture, dated as of December 23, 2004, between GCUK and GCUK Finance, as chargors, in favor of The Bank of New York, as collateral agent (incorporated by reference to Exhibit 4.3 of the December 30, 2004 8-K).

4.5	Security Arrangement Agreement, dated as of December 23, 2004, by and among STT Communications Ltd., STT Crossing Ltd., STT Hungary Liquidity Management Limited Liability Company, The Bank of New York, as trustee and collateral agent, GCUK, certain of its subsidiaries as obligors and the Hedging Counterparties named therein (incorporated by reference to Exhibit 4.4 of the December 30, 2004 8-K).

4.6	Supplemental Indenture, dated as of December 28, 2006, among Fibernet Group Limited, Fibernet UK Limited and Fibernet Limited, GCUK Finance, GCUK and The Bank of New York, as trustee, relating to the approximately 52 million pounds sterling aggregate original principal amount of senior secured notes due 2014 (incorporated by reference to Exhibit 4.1 to GCL’s current report on Form 8-K, filed on December 29, 2006 (the “December 29, 2006 8-K”)).

4.7	Registration Rights Agreement, dated as of December 9, 2003, between GCL and Singapore Technologies Telemedia Pte Ltd, relating to common and preferred shares (incorporated by reference to Exhibit 10.10 of the 2003 10-K).

4.8	Amendment No. 1 to Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company (incorporated by reference to Exhibit 10.1 of the December 30, 2004 8-K).

4.9	Amendment No. 2 to Registration Rights Agreement, dated as of May 23, 2006, between GCL and STT Crossing Ltd (incorporated by reference to Exhibit 99.1 of GCL’s current report on Form 8-K, filed May 30, 2006).

4.10	Amendment No. 3 to Registration Rights Agreement, dated as of August 27, 2007, between GCL and STT Crossing Ltd ( incorporated by reference to Exhibit 4.20 of GCL’s 2009 Annual Report on Form 10-K, filed on February 23, 2010).

4.11	Registration Rights Agreement, dated as of December 23, 2004, by and among GCL, STT Crossing Ltd and STT Hungary Liquidity Management Limited Liability Company, relating to Convertible Notes (incorporated by reference to Exhibit 10.2 of the December 30, 2004 8-K).

4.12	Indenture, dated as of September 22, 2009, by and among GCL, each of the guarantors identified therein, and Wilmington Trust FSB, as trustee relating to GCL’s 12% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.1 of GCL’s current report on Form 8-K, filed on September 25, 2009 (the “September 25, 2009 8-K”)).

4.13	Collateral Agency Agreement, dated as of September 22, 2009, by and among GCL and Wilmington Trust FSB, both as collateral agent and indenture trustee relating to GCL’s 12% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.2 of the September 25, 2009 8-K).

4.14	Exchange and Registration Rights Agreement, dated September 22, 2009, by and among the registrant, the guarantors identified therein and the initial purchasers relating to GCL’s 12% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.3 of the September 25, 2009 8-K).

Exhibit Number	Exhibit
4.15	First Supplemental Indenture, dated as of March 11, 2010, by and among Budget Call Long Distance, Inc., Global Crossing Telecommunications, Inc., Global Crossing North American Networks, Inc., Global Crossing Local Services, Inc., Global Crossing Telemanagement, Inc., Global Crossing Limited and Wilmington Trust FSB, as trustee relating to GCL’s 12% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.23 of GCL’s Registration Statement on Form S-4 filed on June 18, 2010).

4.16	Second Supplemental Indenture, dated as of November 9, 2010, by and among Global Crossing Genesis Networks, Inc., Global Crossing Limited and Wilmington Trust FSB, as trustee relating to GCL’s 12% Senior Secured Notes due 2015 (filed herewith).

4.17	Indenture, dated November 16, 2010, by and among Global Crossing Limited, each of the guarantors identified therein, and Wilmington Trust FSB, as trustee relating to GCL’s 9% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 of GCL’s Current Report on Form 8-K filed on November 16, 2010).

4.18	Exchange and Registration Rights Agreement, dated November 16, 2010, by and among Global Crossing Limited, the guarantors identified therein and the representatives of the initial purchasers of the Notes relating to GCL’s 9% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 of GCL’s Current Report on Form 8-K filed on November 16, 2010).

Except as hereinabove provided, there is no instrument with respect to long-term debt of GCL and its consolidated subsidiaries under which the total authorized amount exceeds 10 percent of the total consolidated assets of GCL. GCL agrees to furnish to the SEC upon its request a copy of any instrument relating to long-term debt.

10.2	Employment Agreement, dated as of August 15, 2006, between John J. Legere and GCL (incorporated by reference to Exhibit 10.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006 (the “September 30, 2006 10-Q”)).*

10.3	First Amendment to Employment Agreement, dated as of June 24, 2008, between John J. Legere and GCL (incorporated by reference to Exhibit 10.3 of GCL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008 (the “June 30, 2008 10-Q”)).*

10.4	Second Amendment to Employment Agreement, dated as of December 31, 2008, between John J. Legere and GCL incorporated by reference to Exhibit 10.4 of GCL’s 2008 Annual Report on Form 10-K, filed on March 4, 2009 (the “2008 10-K”).*

10.5	Third Amendment to Employment Agreement, dated as of December 31, 2009, between John J. Legere and GCL (incorporated by reference to Exhibit 10.5 of GCL’s 2009 Annual Report on Form 10-K, filed on February 23, 2010).*

10.6	Form of Non-Qualified Stock Option Agreement applicable to executive officers of GCL (incorporated by reference to Exhibit 10.9 of the 2002 10-K).*

10.7	Form of Non-Qualified Stock Option Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.14 of GCL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004 (the “September 30, 2004 10-Q”)).*

10.8	Form of Restricted Stock Unit Agreement applicable to directors of GCL, and to executive officers of GCL for grants made prior to 2007 (incorporated by reference to Exhibit 10.8 of GCL’s 2005 Annual Report on Form 10-K, filed on March 16, 2006 (the “2005 10-K”)).*

Exhibit Number	Exhibit
10.9	Form of Restricted Stock Unit Agreement applicable to executive officers of GCL for grants made in 2007 (incorporated by reference to Exhibit 10.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended March, 31, 2008, filed on May 8, 2008 (the “March 31, 2008 10-Q”)).*

10.10	Form of Restricted Stock Unit Agreement applicable to executive offers of GCL for grants made after January 1, 2008 (incorporated by reference to Exhibit 10.1 of the June 30, 2008 10-Q).*

10.11	Form of Restricted Stock Unit Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.15 of the September 30, 2004 10-Q).*

10.12	Form of Performance Based Restricted Stock Unit Agreement applicable to directors of GCL, and to executive officers of GCL for grants made prior to 2007 (incorporated by reference to Exhibit 10.10 of the 2005 10-K).*

10.13	Form of Performance Based Restricted Stock Unit Agreement applicable to executive officers of GCL for grants made in 2007 (incorporated by reference to Exhibit 10.2 of the March 31, 2008 10-Q).*

10.14	Form of Performance Based Restricted Stock Unit Agreement applicable to executive officers of GCL for grants made after January 1, 2008 (incorporated by reference to Exhibit 10.2 of the June 30, 2008 10-Q).*

10.15	Form of Performance Based Restricted Stock Unit Agreement applicable to John J. Legere (incorporated by reference to Exhibit 10.11 of the 2005 10-K).*

10.16	Global Crossing Limited Senior Executive Short Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the 2003 10-K).*

10.17	Form of Indemnity Agreement applicable to directors and Executive Committee members of GCL (incorporated by reference to Exhibit 10.16 of the September 30, 2004 10-Q).*

10.18	Form of Indemnity Agreement applicable to directors and officers of subsidiaries of GCL (incorporated by reference to Exhibit 10.4 of the June 30, 2007 10-Q).*

10.19	Network Security Agreement dated as of September 24, 2003, between Global Crossing Ltd., GCL (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department of Defense and the Department of Homeland Security (incorporated by reference to Exhibit 10.13 of the 2002 10-K) (the “Network Security Agreement”).

10.20	Amendment 1 to the Network Security Agreement dated as of February 1, 2007, between GCL (formerly GC Acquisition Ltd.), Singapore Technologies Telemedia Pte Ltd, the Federal Bureau of Investigation, the U.S. Department of Justice, the Department of Defense and the Department of Homeland Security (incorporated by reference to Exhibit 10.18 of the 2007 10-K).

10.21	Employment Agreement, dated as of June 1, 2007, between Héctor Alonso and GCL (incorporated by reference to Exhibit 10.1 of the June 30, 2007 10-Q).*

10.22	Employment Agreement, dated as of June 1, 2007, between Héctor Alonso and Impsat Argentina S.A. (incorporated by reference to Exhibit 10.2 of the June 30, 2007 10-Q).*

10.23	Letter agreement, dated September 18, 2008, between John A. Kritzmacher and GCL (incorporated by reference to Exhibit 10.2 of the September 30, 2008 10-Q).*

Exhibit Number	Exhibit
10.24	Amended and Restated Global Crossing Limited Key Management Protection Plan (incorporated by reference to Exhibit 10.2 of GCL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 4, 2009.*

10.25	Global Crossing 2010 Discretionary Incentive Bonus Program (incorporated by reference to Exhibit 10.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended March, 31, 2010, filed on May 4, 2010 ).*

10.26	2003 Global Crossing Limited Stock Incentive Plan, as amended on July 8, 2010 ((incorporated by reference to Exhibit 10.1 of GCL’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 3, 2010 ).*

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Subsidiaries of GCL (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification by John J. Legere, Chief Executive Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification by John J. Legere, Chief Executive Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by John A. Kritzmacher, Chief Financial Officer of GCL, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 23, 2011 by the undersigned, thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN J. LEGERE
John J. Legere Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Kritzmacher, John B. McShane and Mitchell C. Sussis, and each of them, his or her true and lawful attorney-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparts. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2011 by the following persons on behalf of the registrant in the capacities indicated.

By:	/s/ JOHN J. LEGERE	February 23, 2011
John J. Legere Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN A. KRITZMACHER	February 23, 2011
John A. Kritzmacher Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ ROBERT A. KLUG	February 23, 2011
Robert A. Klug Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ E.C. “PETE” ALDRIDGE , JR.	February 23, 2011
E.C. “Pete” Aldridge, Jr. Director

By:	/s/ ARCHIE CLEMINS	February 23, 2011
Archie Clemins Director

S-1

By:	/s/ DONALD L. CROMER	February 23, 2011
Donald L. Cromer Director

By:	/s/ RICHARD R. ERKENEFF	February 23, 2011
Richard R. Erkeneff Director

By:	/s/ LEE THENG KIAT	February 23, 2011
Lee Theng Kiat Director

By:	/s/ CHARLES MACALUSO	February 23, 2011
Charles Macaluso Director

By:	/s/ MICHAEL RESCOE	February 23, 2011
Michael Rescoe Director

By:	/s/ ROBERT J. SACHS	February 23, 2011
Robert J. Sachs Director

By:	/s/ PETER SEAH LIM HUAT	February 23, 2011
Peter Seah Lim Huat Vice Chairman and Director

By:	/s/ LODEWIJK CHRISTIAAN VAN WACHEM	February 23, 2011
Lodewijk Christiaan van Wachem Chairman and Director

S-2

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Global Crossing Limited

We have audited the accompanying consolidated balance sheets of Global Crossing Limited and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity (deficit), cash flows, and comprehensive loss for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Crossing Limited and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2010 the Company adopted ASC Topic 605 with respect to accounting and reporting for revenue-generating arrangements with multiple deliverables. Also in 2009, the Company adopted ASC Topic 805 with respect to accounting for the reversal of pre-emergence valuation allowances.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Crossing Limited’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Iselin, New Jersey

February 23, 2011

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	December 31, 2010	December 31, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$372	$477
Restricted cash and cash equivalents—current portion	4	9
Accounts receivable, net of allowances of $45 and $50	324	328
Prepaid costs and other current assets	91	101

Total current assets	791	915

Restricted cash and cash equivalents—long term	5	7
Property and equipment, net of accumulated depreciation of $1,514 and $1,216	1,179	1,280
Intangible assets, net (including goodwill of $208 and $175)	227	198
Other assets	108	88

Total assets	$2,310	$2,488

LIABILITIES:
Current liabilities:
Accounts payable	$297	$312
Accrued cost of access	78	87
Short term debt and current portion of long term debt	27	37
Obligations under capital leases—current portion	51	49
Deferred revenue—current portion	184	174
Other current liabilities	376	384

Total current liabilities	1,013	1,043

Long term debt	1,311	1,295
Obligations under capital leases	72	90
Deferred revenue	338	334
Other deferred liabilities	53	86

Total liabilities	2,787	2,848

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 60,497,709 and 60,219,817 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	1,443	1,427
Accumulated other comprehensive income (loss)	15	(24)
Accumulated deficit	(1,938)	(1,766)

Total shareholders’ deficit	(477)	(360)

Total liabilities and shareholders’ deficit	$2,310	$2,488

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

	Year Ended December 31,
	2010	2009	2008
Revenue	$2,609	$2,536	$2,599
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(1,159)	(1,159)	(1,211)
Real estate, network and operations	(408)	(406)	(423)
Third party maintenance	(104)	(103)	(107)
Cost of equipment and other sales	(107)	(98)	(94)

Total cost of revenue	(1,778)	(1,766)	(1,835)

Gross margin	831	770	764
Selling, general and administrative	(431)	(428)	(491)
Depreciation and amortization	(337)	(340)	(326)

Operating income (loss)	63	2	(53)
Other income (expense):
Interest income	2	7	10
Interest expense	(191)	(160)	(176)
Other income (expense), net	(51)	11	(26)

Loss before pre-confirmation contingencies and benefit (provision) for income taxes	(177)	(140)	(245)
Net gain on pre-confirmation contingencies	—	—	10

Loss before benefit (provision) for income taxes	(177)	(140)	(235)
Benefit (provision) for income taxes	5	(1)	(49)

Net loss	(172)	(141)	(284)
Preferred stock dividends	(4)	(4)	(4)

Loss applicable to common shareholders	$(176)	$(145)	$(288)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(2.91)	$(2.45)	$(5.16)

Weighted average number of common shares	60,418,995	59,290,355	55,771,867

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in millions, except share information)

	Common Stock		Preferred Stock		Other Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at December 31, 2007	54,552,045	$1	18,000,000	$2	$1,345	$(42)	$(1,341)	$(35)
Realization of pre-emergence valuation allowances	—	—	—	—	30	—	—	30
Issuance of common stock from exercise of stock options	123,071	—	—	—	1	—	—	1
Issuance of common stock from vested stock units	2,210,508	—	—	—	1	—	—	1
Common stock withheld for employee taxes from vested stock units	(189,312)	—	—	—	(3)	—	—	(3)
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	21	—	21
Stock compensation expense of awards classified as equity	—	—	—	—	29	—	—	29
Unrealized derivative gain on cash flow hedge	—	—	—	—	—	9	—	9
Change in pension liability	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(284)	(284)

Balance at December 31, 2008	56,696,312	$1	18,000,000	$2	$1,399	$(23)	$(1,625)	$(246)
Issuance of common stock from exercise of stock options	14,666	—	—	—	—	—	—	—
Issuance of common stock from vested stock units	5,244,369	—	—	—	—	—	—	—
Common stock withheld for employee taxes from vested stock units	(1,735,530)	—	—	—	(13)	—	—	(13)
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	(4)	—	(4)
Stock compensation expense of awards classified as equity	—	—	—	—	18	—	—	18
Stock compensation reclass from liability to equity	—	—	—	—	27	—	—	27
Unrealized derivative loss on cash flow hedge	—	—	—	—	—	(4)	—	(4)
Change in pension liability	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(141)	(141)

Balance at December 31, 2009	60,219,817	$1	18,000,000	$2	$1,427	$(24)	$(1,766)	$(360)
Issuance of common stock from exercise of stock options	50,000	—	—	—	1	—	—	1
Issuance of common stock from vested stock units	278,696	—	—	—	—	—	—	—
Common stock withheld for employee taxes from vested stock units	(50,804)	—	—	—	(1)	—	—	(1)
Preferred stock dividends ($0.22 per preferred share)	—	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	30	—	30
Stock compensation expense of awards classified as equity	—	—	—	—	20	—	—	20
Change in pension liability	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(172)	(172)

Balance at December 31, 2010	60,497,709	$1	18,000,000	$2	$1,443	$15	$(1,938)	$(477)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows provided by (used in) operating activities:
Net loss	$(172)	$(141)	$(284)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(1)	—	(4)
Loss on sale of marketable securities	2	—	2
Non-cash loss on extinguishment of debt	5	15	—
Non-cash income tax provision	—	—	35
Deferred income tax	(23)	(20)	(1)
Non-cash stock compensation expense	20	18	55
Depreciation and amortization	337	340	26
Provision for doubtful accounts	3	7	6
Amortization of prior period IRUs	(25)	(22)	(15)
Deferred reorganization costs	—	(3)	(3)
Gain on pre-confirmation contingencies	—	—	(10)
Change in long term deferred revenue	33	42	83
Other	54	(28)	45
Change in operating working capital:
—Changes in accounts receivable	(2)	17	(25)
—Changes in accounts payable and accrued cost of access	(32)	(36)	49
—Changes in other current assets	3	(16)	(52)
—Changes in other current liabilities	(19)	83	(4)

Net cash provided by operating activities	183	256	203

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(167)	(174)	(192)
Purchases of marketable securities	(10)	—	(11)
Genesis acquisition, net of cash acquired	(7)	—	—
Proceeds from sale of property and equipment	—	—	10
Proceeds from sale of marketable securities	8	4	16
Change in restricted cash and cash equivalents	8	2	31

Net cash used in investing activities	(168)	(168)	(146)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	150	741	10
Repayment of capital lease obligations	(58)	(75)	(59)
Repayment of long term debt (including current portion)	(179)	(597)	(24)
Premium paid on extinguishment of debt	(2)	(14)	—
Finance costs incurred	(6)	(23)	—
Proceeds from sales/leasebacks	—	7	—
Proceeds from exercise of stock options	1	—	1
Payment of employee taxes on share-based compensation	(1)	(13)	(3)

Net cash provided by (used in) financing activities	(95)	26	(75)

Effect of exchange rate changes on cash and cash equivalents	(25)	3	(19)

Net increase (decrease) in cash and cash equivalents	(105)	117	(37)
Cash and cash equivalents, beginning of year	477	360	397

Cash and cash equivalents, end of year	$372	$477	$360

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

	Year Ended December 31,
	2010	2009	2008
Net loss	$(172)	$(141)	$(284)
Foreign currency translation adjustment	30	(4)	21
Unrealized derivative gain (loss) on cash flow hedges	—	(4)	9
Change in pension liability	9	7	(11)

Comprehensive loss	$(133)	$(142)	$(265)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, carriers,

percentage, share and per share information)

1. BACKGROUND AND ORGANIZATION

Global Crossing Limited or “GCL” is a holding company with all of its revenue generated by its subsidiaries and substantially all of its assets owned by its subsidiaries. GCL and its subsidiaries (collectively, the “Company”) are a global communications service provider. The Company offers a full range of data, voice and collaboration services and delivers service to approximately 40 percent of the companies in the Fortune 500, as well as 700 carriers, mobile operators and Internet service providers around the world. The Company delivers converged IP services to more than 700 cities in more than 70 countries, and has 17 data centers located in major business centers. The Company’s operations are based principally in North America, Europe, Latin America and a portion of the Asia/Pacific region. The vast majority of the Company’s revenue is generated from monthly services. The Company reports financial results based on three separate operating segments: (i) Global Crossing (U.K.) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) (see Note 21).

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the basis of presentation and the significant accounting policies followed in the preparation of these consolidated financial statements is as follows:

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of GCL and its subsidiaries over which it exercises control. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s results as of and for the years ended December 31, 2010, 2009 and 2008.

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

References to U.S. GAAP in this Annual Report are to the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM , (the “Codification” or “ASC”).

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

Gross vs. Net Revenue Recognition

In the vast majority of transactions the Company acts as the principal party responsible for delivering services to customers. Where the Company acts as the principal in the transaction and has the risks and rewards of ownership, transactions are recorded gross in the consolidated statements of operations. In the event the Company does not act as a principal in the transaction, transactions are recorded on a net basis in the consolidated statements of operations.

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

Revenue-Generating Arrangements with Multiple Deliverables

See “Recently Issued and Recently Adopted Accounting Pronouncements” for a description of the Company’s policy for revenue-generating arrangements with multiple deliverables.

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

See Note 19 for the Company’s estimated future minimum lease payments and rental expense on operating leases.

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

Property and Equipment, net

Property and equipment, net, which includes amounts under capitalized leases, were stated at their estimated fair values upon emergence from reorganization proceedings on December 9, 2003 (the (“Effective Date”) as determined by the Company’s reorganization value. The Company determined the fair value of its property and equipment as of the Effective Date by using a replacement cost approach and, in the limited circumstances described below, a market approach. Under the replacement cost approach, fair value was determined by examining an asset’s replacement cost and adjusting for loss in value due to physical depreciation and economic and functional obsolescence. The replacement cost estimates were based on vendor pricing, inclusive of discounts, available to the Company at the Effective Date for technology available at the time, and were not based on prices that may have been available through equipment purchases from financially distressed communications companies. For assets where actual vendor pricing information as of the Effective Date was not available to the Company, the market approach was used. Under the market approach, fair value was determined by comparing recent sales of similar assets and adjusting for factors such as physical differences, age, and economic and functional obsolescence. The estimates were based on market comparables obtained from various sources, including discussions with equipment brokers and dealers.

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

Estimated useful lives of the Company’s property and equipment are as follows as of December 31, 2010:

Buildings	10-40 years
Leasehold improvements	Lesser of 20 years or remaining lease term
Furniture, fixtures and equipment	3-7 years
Transmission equipment	3-25 years

When property or equipment is retired and disposed of, the cost and accumulated depreciation is relieved from the accounts, and resulting gains or losses are reflected in other income (expense), net.

The Company annually evaluates the recoverability of its long-lived assets and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value of such asset. The amount of any recognizable impairment would be determined as the difference between the fair value and the carrying value of the asset. As a result of a history of operating losses and negative cash flows, during 2010 management performed a recoverability test of our long-lived assets as of December 31, 2010. The results of the test indicate that no impairment of the Company’s long-lived assets existed as of December 31, 2010.

Internally Developed Software

The Company capitalizes the cost of developing internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Capitalized costs are included in property and equipment in the consolidated balance sheet. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized software costs are amortized using the straight-line method over a 5 year period (see Note 7).

Intangibles

Intangibles consist primarily of customer contracts, customer relationships and internally developed software and goodwill related to the 2006, 2007 and 2010 acquisitions of Fibernet Group Plc (“Fibernet”), Impsat and Genesis Networks Inc. (“Genesis Networks”), respectively. The fair values attributable to the identified intangibles as of the acquisition dates were based on a number of significant assumptions as determined by the Company. Identifiable intangible assets with finite lives are amortized using the straight-line method over their applicable estimated useful lives (see Note 8). Goodwill and intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually (beginning with the first anniversary of the acquisition date). The Company performed annual impairment reviews of the goodwill acquired as part of the Fibernet and Impsat acquisitions during the year ended December 31, 2010. The results of the reviews indicate that no impairment exists.

Deferred Financing Costs

Costs incurred to obtain financing through the issuance of debt and other financing agreements (see Note 10) have been reflected as an asset included in “other assets” in the accompanying December 31, 2010 and 2009 consolidated balance sheets. Debt financing costs are amortized to interest expense over the lesser of the term or the expected payment date of the debt obligation using the effective interest rate method.

Restructuring

The components of the restructuring liability represent the fair value of direct costs of exiting lease commitments for certain real estate facility locations and employee termination costs, along with certain other costs associated with approved restructuring plans (see Note 3). Restructuring programs initiated prior to December 31, 2002 were recorded upon management’s commitment to an exit plan, which was generally before the exit activity had occurred. Restructuring programs initiated after December 31, 2002 were recorded when a liability had been incurred. The Company has applied the relevant accounting provisions for exit costs to all restructuring programs initiated after December 31, 2002 except for those programs related to business acquisitions. Restructuring programs related to business acquisitions consummated prior to December 31, 2008 were recorded as an acquired liability included in the allocation of acquisition cost. For business combinations completed on or after January 1, 2009, the costs related to restructuring programs are expensed as incurred. Adjustments for changes in assumptions are recorded in the period such changes become known. Changes in assumptions, especially as they relate to contractual lease commitments and related anticipated third-party sub-lease payments, could have a material effect on the restructuring liabilities.

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

For the years ended December 31, 2010, 2009 and 2008, hedge ineffectiveness was not material to our results of operations.

Fair Value of Financial Instruments

The Company does not enter into financial instruments for trading or speculative purposes. The carrying amounts of financial instruments classified as current assets and liabilities, other than marketable securities, approximate their fair value due to their short maturities. The fair value of marketable securities, short-term investments, debt, including short-term and long-term portions and derivative instruments are based on market quotes, current interest rates, or management estimates, as appropriate (see Note 18).

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

The Company follows the guidance with respect to accounting for uncertainty in income taxes located in ASC Topic 740 which states that an “enterprise shall initially recognize the financial statement effects of a tax position where it is more likely than not, based on the technical merits, that the position will be sustained upon examination.” “More likely than not” is defined as a likelihood of greater than 50% based on the facts, circumstances and information available at the reporting date.

The Company’s reorganization has resulted in a significantly modified capital structure as a result of applying fresh-start accounting on the Effective Date. Fresh-start accounting has important consequences on the accounting for the realization of valuation allowances, related to net deferred tax assets that existed on the Effective Date but which arose in pre-emergence periods. Specifically, fresh start accounting requires the reversal of such allowances to be recorded as a reduction of intangible assets established on the Effective Date until exhausted, and thereafter as additional paid in capital (see Note 13). This treatment does not result in any change in liabilities to taxing authorities or in cash flows. On January 1, 2009, new accounting standards became effective which require the reversal of pre-emergence valuation allowances to be recorded as a reduction of tax expense.

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

The Company’s foreign exchange transaction gains (losses) included in “other income (expense), net” in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 were $(44), $40, and $(30), respectively.

Loss Per Common Share

Basic loss per common share (“EPS”) is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends for the years ended December 31, 2010, 2009 and 2008 respectively (see Note 15).

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

See Note 16 for a detailed description of stock-based compensation plans.

Concentration of Credit Risk

The Company has some concentration of credit risk among its customer base. The Company’s trade receivables, which are unsecured, are geographically dispersed and include customers both large and small and in numerous industries. Trade receivables from the carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. At December 31, 2010 and 2009, the Company’s trade receivables related to the carrier sales channel represented approximately 42% and 43%, respectively, of the Company’s consolidated receivables. Also as of December 31, 2010 and 2009, the Company’s receivables due from various agencies of the United Kingdom (“U.K.”) government together represented approximately 5% and 5%, respectively, of consolidated receivables. The Company performs ongoing credit evaluations of its larger customers’ financial condition. The Company maintains a reserve for potential credit losses, based on the credit risk applicable to particular customers, historical trends and other relevant information. As of December 31, 2010 and 2009, no one customer accounted for more than 2% or 2%, respectively, of consolidated accounts receivable, net.

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

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value significantly greater than the value that prevailed on the former unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. The Company uses the official rate to record the assets, liabilities and transactions of its Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced the Company’s net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 based on the bolivares balances as of such date, resulting in a corresponding foreign exchange loss, included in other expense, net in the Company’s consolidated statement of operations for 2010. Effective January 1, 2011, the Venezuela government further increased the official rate for goods and services deemed “essential” to 4.30 Venezuelan bolivares to the U.S. Dollar. This change had no effect on the carrying value of the Company’s net monetary assets.

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

As indicated above, the conversion of bolivares into foreign currencies is limited by the current exchange control regime. Accordingly, the acquisition of foreign currency by Venezuelan companies to honor foreign debt, pay dividends or otherwise expatriate capital is subject to either the limitations and restrictions of the SITME or the CADIVI registration, application and approval process, and is also subject to the availability of foreign currency within the guidelines set forth by the National Executive Power for the allocation of foreign currency. Approvals under the CADIVI process have been less forthcoming at times, resulting in a significant buildup of excess cash in the Company’s Venezuelan subsidiary and a significant increase in the Company’s exchange rate and exchange control risks.

At December 31, 2010, the Company had $14 of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. The Company cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. During 2010 and 2009, the Company received $9 and $7, respectively, of approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates. In 2010, the Company participated in a debt auction held by the Venezuelan government and used bolivares to purchase $10 of U.S. Dollar-denominated bonds at par value in connection with the Company’s currency exchange risk mitigation efforts. The Company received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8 paid in U.S. Dollars, which resulted in an approximate 25% discount. The loss of $2 was included in other income (expense), net in the Company’s consolidated statement of operations for 2010. In 2008, the Company participated in a debt auction held by the Venezuelan government to purchase $10 par value of U.S. Dollar-denominated bonds in connection with the Company’s currency exchange risk mitigation efforts. The purchase price of the bonds was $11. The Company received approval to purchase the bonds and sold these bonds immediately upon receipt at a price of $8, which resulted in an approximate 27% discount. The loss was included in other income (expense), net in the Company’s consolidated statements of operations. To date, the Company has not executed any exchanges through SITME. If the Company was to successfully avail itself of the SITME process to convert a portion of its Venezuelan subsidiary’s cash balances into U.S. Dollars, the Company would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if the Company was to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of December 31, 2010, approximately $37 (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at December 31, 2010 (the “CADIVI rate”)) of the Company’s cash and cash equivalents was held in Venezuelan bolivares. For 2010, the Company’s Venezuelan subsidiary contributed approximately $52 of the Company’s consolidated revenue and $30 of the Company’s consolidated OIBDA, in each case based on the CADIVI rate. These amounts do not include any allocated corporate overhead costs or transfer pricing adjustments. As of December 31, 2010, the Company’s Venezuelan subsidiary had $37 of net monetary assets of which $4 were denominated in U.S. Dollars and $33 were denominated in Venezuelan bolivares at the CADIVI rate. As of December 31, 2010, the Company’s Venezuelan subsidiary had $70 of net assets. In light of the Venezuelan exchange control regime, none of these net assets (other than the $4 of cash denominated in U.S. Dollars and held outside of Venezuela) may be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

The Company conducts a significant portion of its business using the British Pound Sterling, the Euro and the Brazilian Real. Appreciation of the U.S. Dollar adversely impacts the Company’s consolidated revenue. Since the Company tends to incur costs in the same currency in which the Company realizes revenue, the impact on operating income and operating cash flow is largely mitigated. In addition, the appreciation of the U.S. Dollar relative to foreign currencies reduces the U.S. Dollar value of cash balances held in those currencies.

Pension Benefits

The Company applies the guidance in ASC Topic 715 with respect to accounting for its defined benefit pension plans. As such, the Company recognizes in its statement of financial condition the funded status of its defined benefit postretirement plans, which is measured as the difference between the fair value of the plan assets and the benefit obligation. U.S. GAAP also requires an entity to recognize changes in the funded status within accumulated other comprehensive income, net of tax to the extent such changes are not recognized in earnings as components of periodic net benefit cost (see Note 17).

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was $2, $2, and $5 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in selling, general and administrative expenses as reported in the consolidated statements of operations.

Recently Issued and Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued amendments to ASC Topic 605, with respect to accounting and reporting guidance for revenue-generating arrangements with multiple deliverables, which (a) amend the requirements entities must meet in order for elements to be considered separate units of accounting; (b) eliminate the requirement that entities have objective and reliable evidence of fair value for undelivered items in order to separate them from other elements in the arrangements; and (c) replace the residual method of allocating consideration with the relative selling price method. Under the relative selling price method for allocating consideration, entities must establish an estimated selling price for any units for which objective and reliable evidence of fair value or third party evidence of selling price is not determinable. ASC Topic 605 expands the qualitative and (if adoption impacts are significant) quantitative information required to be disclosed concerning revenue-generating arrangements with multiple deliverables.

This amended accounting guidance is effective for fiscal years beginning after June 15, 2010, with early adoption, as of the first fiscal year beginning after issuance of the amendments, permitted. It may be adopted prospectively to all new or significantly modified arrangements or retrospectively to all arrangements. The Company has elected to early adopt the new accounting guidance for revenue arrangements with multiple deliverables on a prospective basis as of January 1, 2010 and there was no significant impact to the Company’s consolidated financial results for the year ended December 31, 2010.

The Company enters into managed service agreements with multiple deliverables, such as professional services as well as telecommunication services and solutions, which generally have minimum contract terms between two and seven years. Professional services are generally delivered during initial stages of contracts and telecommunication services over the contract term. Until the adoption of new guidance, a delivered element was considered a separate unit of accounting when it had value to the customer on a standalone basis, there was objective and reliable evidence of its fair value in the arrangement, and delivery or performance of undelivered elements was considered probable and substantially under the Company’s control. When the fair value of all elements could be determined, the Company allocated consideration to each undelivered unit of accounting using the relative fair value method, with unit values determined by internal or third-party analyses of market based prices. Otherwise, the residual value method would be used to allocate consideration to the combined undelivered elements, which would be deferred until final arrangement performance. In all cases, revenue from such arrangements was recognized when performance of the deliverable had occurred and all other revenue recognition criteria were met.

Upon adoption of the amended guidance for multiple element arrangements, the Company determines an estimated selling price for any elements for which objective and reliable evidence or third party evidence is not available and then allocate consideration to all elements using the relative selling price method. The Company establishes vendor specific objective evidence using the price charged for a deliverable when sold separately or using the price established by management having the relevant authority. The best estimate of selling price is established considering internal factors, such as margin objectives and pricing practices. Revenue from these arrangements is recognized when performance of the deliverable occurs and all other revenue recognition criteria are met. There was no substantial change to the units of accounting the Company typically identifies in such multiple deliverable agreements. The Company does not expect a significant impact on the pattern and timing of revenue recognition in the financial statements of future periods.

3. RESTRUCTURING

At December 31, 2010 and 2009, restructuring liabilities are included in other current liabilities and other deferred liabilities in our consolidated balance sheets. Below is a description of the Company’s significant restructuring plans:

2007 Restructuring Plan

During 2007, the Company adopted a restructuring plan as a result of the Impsat acquisition under which redundant Impsat employees were terminated. As a result, the Company incurred cash restructuring costs of approximately $8 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of December 31, 2010 and 2009, the remaining liability of the 2007 restructuring plan including accrued interest was $3 and $7, respectively, all related to the GC Impsat Segment. In July 2009, the Company settled one claim initiated in October 2007 by a former director and officer of Impsat to be paid out in installments through February 2011. In February 2010, the Company settled another claim initiated in November 2007 by a former officer of Impsat which was fully paid in April 2010.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $73 as of December 31, 2010), offset by anticipated receipts from existing and future third-party subleases. As of December 31, 2010, anticipated third party sublease receipts were $64, representing $48 from subleases already entered into and $16 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the years ended December 31, 2010 and 2009:

Facility Closings
Balance at January 1, 2009	$18
Change in estimated liability	6
Deductions	(8)
Foreign currency impact	1

Balance at December 31, 2009	$17
Deductions	(6)
Foreign currency impact	(1)

Balance at December 31, 2010	$10

4. ACQUISITIONS

Genesis Networks Acquisition

On October 29, 2010, the Company acquired 100% of the capital stock of Genesis Networks, a privately held company providing high performance rich media and video-based applications, serving many of the world’s major broadcasters, producers and aggregators of specialized programming. The Company paid a purchase price for Genesis Networks of approximately $8 and repaid a portion of the debt and other liabilities assumed as part of the acquisition for total consideration including direct costs of $27.

The Genesis Networks network connects 70 cities on five continents and links important international media centers through 225 on-net points. The acquisition of Genesis Networks will enable us to provide value-added solutions to address specialized video transmission requirements across multiple industries. The results of Genesis Networks’ operations are included in the Company’s consolidated financial statements commencing on October 29, 2010.

The following table summarizes the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed at the date of acquisition, based on their preliminary estimated fair values:

At October 29, 2010
Other current assets	$6
Other assets	7
Goodwill	29

Total assets acquired	42

Short and long term debt, including capital lease obligations	14
Other current liabilities	19
Other liabilities	1

Total liabilities assumed	34

Net assets acquired	$8

All of the goodwill and all other amounts noted above are recorded in the ROW Segment. None of the goodwill is deductible for tax purposes.

Approximately $14 of short term and long term debt was subsequently repaid.

Since the date of its acquisition on October 29, 2010, Genesis Networks provided approximately $4 of the Company’s consolidated revenue and $(1) of our consolidated net loss for the year ended December 31, 2010.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Genesis Networks had occurred at January 1, 2009:

	Year Ended December 31,
	2010	2009
Revenue	$2,632	$2,562
Net loss applicable to common shareholders(1)	$(184)	$(162)
Net loss applicable to common shareholders per common share—basic and diluted	$(3.05)	$(2.73)

(1)

Net loss applicable to common shareholders was adjusted to exclude $4 of acquisition-related costs incurred in 2010 while net loss applicable to common shareholders in 2009 was adjusted to include these costs.

Included in the pro forma consolidated results of operations for the year ended December 31, 2010 are the following significant items: (i) a $6 property tax refund recorded in the U.K. which is included in real estate, network and operations in the accompanying consolidated statements of operations; (ii) a $27 foreign exchange loss as a result of the devaluation of the Venezuelan bolivar which is included in other income (expense), net in the accompanying consolidated statements of operations (see Note 2); (iii) a $6 loss on the early extinguishment of the 5% Convertible Notes which is included in other income (expense), net in the accompanying consolidated statements of operations (see Note 10); (iv) a reduction in our valuation allowance against our deferred tax assets by $34 which is recorded in provision for income taxes in the accompanying consolidated statements of operations (see Note 13); and (v) $6 of revenue for the completion of a customer contract and a $7 equipment sale related to a new managed services contract.

Included in the pro forma consolidated results of operations for the year ended December 31, 2009 are the following significant items: (i) $13 for one customer’s buyout of certain long term obligations which is included in revenue in the accompanying consolidated statements of operations; (ii) a $6 favorable regulatory ruling related to a reduction in access charges in the U.K. which is included in access charges in the accompanying consolidated statements of operations; (iii) a $5 retroactive property tax assessment ($3 and $2, respectively, in our GCUK and ROW Segments) which is included in real estate, network and operations in the accompanying consolidated statements of operations; (iv) a $29 loss on the early extinguishment of the GC Impsat Notes and the Senior Secured Term Loans which is included in other income (expense), net in the accompanying consolidated statements of operations (see Note 10); and (v) a reduction in our valuation allowance against our deferred tax assets by $20 which is recorded in provision for income taxes in the accompanying consolidated statements of operations (see Note 13).

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated result of operations that would have been reported had the Genesis Networks acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	December 31,
	2010	2009
Accounts receivable:
Billed	$315	$318
Unbilled	54	60

Total accounts receivable	369	378
Allowances	(45)	(50)

Accounts receivable, net of allowances	$324	$328

The fair value of accounts receivable balances approximates their carrying value because of their short-term nature. The Company has some concentrations of credit risk from other telecommunications providers within its carrier sales channels (see Note 2).

6. PREPAID COSTS AND OTHER CURRENT ASSETS

Prepaid assets and other current assets consist of the following:

	December 31,
	2010	2009
Prepaid taxes, including value added taxes in foreign jurisdictions	$24	$37
Prepaid capacity, third party maintenance and deferred installation costs	17	19
Prepaid rent and insurance	8	8
Income tax receivable	9	13
Other	33	24

Total prepaid costs and other current assets	$91	$101

7. PROPERTY AND EQUIPMENT

Property and equipment, including assets held under capital leases, consist of the following:

	December 31,
	2010	2009
Land	$23	$23
Buildings	121	118
Leasehold improvements	72	71
Furniture, fixtures and equipment	190	167
Transmission equipment	2,257	2,070
Construction in progress	30	47

Total property and equipment	$2,693	$2,496
Accumulated depreciation	(1,514)	(1,216)

Property and equipment, net	$1,179	$1,280

Assets recorded under capital lease agreements included in property and equipment consisted of $225 and $221 of cost less accumulated depreciation of $115 and $100 at December 31, 2010 and 2009, respectively.

Labor related to internally developed software in the amount of $40 and $32 was capitalized at December 31, 2010 and 2009, respectively. The accumulated depreciation related to this internal labor was $13 and $7 at December 31, 2010 and 2009, respectively.

Depreciation and amortization expense related to property and equipment including cost of access installation costs (see Note 2) for the years ended December 31, 2010, 2009 and 2008 was approximately $333, $336 and $321, respectively.

8. INTANGIBLES

Goodwill

Changes in the carrying amount of goodwill are as follows:

	GCUK	GC Impsat	ROW	Total
Balance at December 31, 2008	$4	$143	$—	$147
Foreign currency impact	1	27	—	28

Balance at December 31, 2009	$5	$170	$—	$175
Goodwill acquired	—	—	29	29
Foreign currency impact	—	4	—	4

Balance at December 31, 2010	$5	$174	$29	$208

Goodwill in the ROW Segment resulted from the Company’s acquisition of Genesis Networks on October 29, 2010 while goodwill in the GC Impsat and GCUK Segments resulted from the Company’s acquisitions of Impsat on May 9, 2007 and Fibernet on October 11, 2006, respectively.

Other Intangible Assets

	Estimated Useful Life	December 31, 2010		December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer contracts	4 yrs	$4	$(4)	$4	$(3)
Customer relationships	10-12 yrs	30	(11)	30	(9)
Software	1-4 yrs	3	(3)	3	(2)

Total		$37	$(18)	$37	$(14)

Intangible asset amortization expense was $4, $4 and $5 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table projects the expected future amortization of the above intangible assets for the next five years:

Year Ending December 31,
2011	$3
2012	3
2013	3
2014	3
2015	2

$14

9. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2010	2009
Accrued taxes, including value added taxes in foreign jurisdictions	$105	$117
Accrued payroll, bonus, commissions, and related benefits	58	58
Customer deposits	34	34
Accrued preferred dividends(1)	26	—
Accrued interest	31	29
Accrued real estate and related costs	14	22
Accrued third party maintenance costs	9	10
Accrued restructuring costs—current portion	8	12
Accrued professional fees	8	9
Income taxes payable	5	10
Accrued capital expenditures	5	4
Other	73	79

Total other current liabilities	$376	$384

(1)	For further information see Note 20, “Related Party Transactions.”

10. DEBT

Outstanding debt obligations consist of the following:

	December 31,
	2010	2009
12% Senior Secured Notes	$750	$750
GCUK Senior Secured Notes	429	439
9% Senior Notes	150	—
5% Convertible Notes	—	144
Other	20	26
Unamortized discount, net of premium	(11)	(27)

Total debt obligations	1,338	1,332
Less: current portion of long term debt and short term debt	(27)	(37)

Non-current debt obligations	$1,311	$1,295

Future maturities of debt are as follows as of December 31, 2010:

2011	$27
2012	4
2013	3
2014	414
2015	750
Thereafter	151

Total future maturities	1,349
Unamortized discount, net of premium	(11)

Total debt obligations	$1,338

As of December 31, 2010 and 2009, $887 and $865, respectively, of the Company’s total debt obligations were obligations of the GCL parent company. At December 31, 2010, these GCL debt obligations consisted of the 12% Senior Secured Notes and the 9% Senior Notes, and as of December 31, 2009, the 12% Senior Secured Notes and the 5% Convertible Notes. As of December 31, 2010, the future maturities of GCL’s debt for the years 2011, 2012, 2013, 2014, 2015 and thereafter were nil, nil, nil, nil, $750 and $150. As of December 31, 2010, GCL has guaranteed $15 of the debt obligations of certain of its subsidiaries.

9% Senior Notes

On November 16, 2010, the Company issued $150 aggregate principal amount of 9% senior notes due November 15, 2019 (the “9% Senior Notes”) at an issue price of 100% of their par value. Interest on the notes accrues at the rate of 9% per annum and is payable semi-annually in arrears on May 15 and November 15 of each year through maturity, commencing on May 15, 2011.

The 9% Senior Notes are guaranteed by the vast majority of the Company’s direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment and certain other subsidiaries described in the notes indenture (see Note 24, “Guarantees of Parent Company Debt”). The 9% Senior Notes and the guarantees are senior unsecured obligations. Accordingly, they rank equally in right of payment with all of the Company’s and the guarantors’ other existing and future senior indebtedness and are effectively subordinated to all of the Company’s and the guarantors’ existing and future secured indebtedness to the extent of the collateral securing such indebtedness.

The indenture governing the notes contains covenants that, among other things, restrict the Company’s ability and the ability of the Company’s restricted subsidiaries to: (1) incur or guarantee additional indebtedness or issue disqualified stock or preferred stock; (2) pay dividends or make other distributions; (3) make certain investments (including investments in the GCUK Segment); (4) enter into arrangements that restrict dividends or other payments to the Company from its restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; (8) merge or consolidate with other companies or sell substantially all of the Company’s assets; and (9) designate subsidiaries as restricted. These covenants are subject to a number of important limitations and exceptions.

The Company used the proceeds from the issuance of the 9% Senior Notes to: (i) redeem the 5% Convertible Notes at an optional redemption price equal to 101% of their principal amount; and (ii) pay the estimated initial purchaser discounts, professional fees and other transaction fees and expenses in connection with the offering.

Included in other income (expense), net in the Company’s consolidated statement of operations for 2010 is a charge of $6 recorded in connection with the early extinguishment of the 5% Convertible Notes.

At any time prior to November 15, 2013, the Company may on any one or more occasions redeem up to 35% of the aggregate original principal amount of the 9% Senior Notes at a redemption price equal to 109% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings by GCL. The Company may also redeem any of the 9% Senior Notes at any time prior to November 15, 2014 at a price equal to 100% of their principal amount, plus a make-whole premium and accrued and unpaid interest, if any. In addition, on or after November 15, 2014, the Company may redeem all or a part of the 9% Senior Notes at the redemption prices of 104.5%, 102.25% or 100% of par during 2014, 2015, and 2016 and thereafter, respectively.

The 9% Senior Notes are not registered under the Securities Act and the initial purchasers agreed to sell the notes only: (i) in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act; and (ii) outside the United States to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. However, the Company is required to register an identical series of notes with the SEC and to offer to exchange those registered notes for the notes issued in connection with the initial offering by November 16, 2011, subject to possible extensions under certain circumstances. Under specified circumstances, including if the exchange offer would not be permitted by applicable law or SEC policy, the Company and the guarantors would be required to file a shelf registration statement for the resale of the 9% Senior Notes. In the event of registration default, the Company is obligated to pay special interest in an amount equal to 0.25% per annum on the principal amount of the notes, with such rate increasing by an additional 0.25% for each subsequent 90-day period until the registration default is cured, up to a maximum rate of additional interest of 1.00% per annum. The maximum possible additional interest payable in the period from November 16, 2011 to November 15, 2019 (the maturity date) would be $11.

12% Senior Secured Notes

On September 22, 2009, the Company issued $750 in aggregate principal amount of 12% senior secured notes due September 15, 2015 (the “12% Senior Secured Notes”) at an issue price of 97.944% of their par value. Interest on the notes accrues at the rate of 12% per annum and is payable semi-annually in arrears on March 15 and September 15 of each year through maturity, commencing on March 15, 2010. The transaction was intended to simplify the Company’s capital structure and to improve the Company’s liquidity and financial flexibility by effectively extending the May 2012 maturity of the Company’s Term Loan Agreement, reducing contractual restrictions on intercompany transactions between the Company’s GC Impsat and ROW Segments, and increasing the Company’s consolidated cash balance.

The 12% Senior Secured Notes are guaranteed by the vast majority of the Company’s direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment and certain other subsidiaries as described in the notes indenture (see Note 24, “Guarantees of Parent Company Debt”). The obligations of GCL and the guarantors in respect of the notes are senior obligations which rank equal in right of payment with all of their existing and future senior indebtedness. In addition, the 12% Senior Secured Notes are secured by first-priority liens, subject to certain exceptions, on GCL’s and certain of the guarantor’s existing and future assets. These assets generally include the “Specified Tangible Assets” (defined in the notes indenture as cash and cash equivalents, accounts receivable from third parties and property, plant and equipment (other than property, plant and equipment under capital leases and leasehold improvements)) of GCL and the “Grantor Guarantors” organized in “Approved Jurisdictions” (as such terms are defined in the notes indenture). The book value of such “Specified Tangible Assets” as of December 31, 2010 was $1,103, which exceeds the $1,000 threshold required to make restricted payments pursuant to certain of the exceptions to the covenants in the notes indenture.

The indenture governing the notes contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s subsidiaries (other than those comprising the GCUK Segment) to: (1) incur or guarantee additional indebtedness or issue disqualified stock or preferred stock; (2) pay dividends or make other distributions; (3) make certain investments (including investments in the GCUK Segment); (4) enter into arrangements that restrict dividends or other payments to the Company from the Company’s restricted subsidiaries; (5) create liens; (6) sell assets, including capital stock of subsidiaries; (7) engage in transactions with affiliates; (8) merge or consolidate with other companies or sell substantially all of the Company’s assets; and (9) designate subsidiaries as restricted. These covenants are subject to a number of important limitations and exceptions.

The Company used proceeds from the issuance of the 12% Senior Secured Notes to: (i) repay the Term Loan Agreement in full, together with a 1% prepayment penalty and unpaid interest to but not including the date of repayment (total cost of $348); (ii) purchase all of the GC Impsat Notes validly tendered in a tender offer for such notes, including a consent fee of 5% of the principal amount of those notes tendered by the early withdrawal date (total cost of $237); and (iii) pay the estimated initial purchaser discounts, professional fees and other transactions fees and expenses in connection with the offering. After these costs, the remaining $125 was used for general corporate purposes.

Included in other income (expense), net in the Company’s consolidated statement of operations for 2009 is a charge of approximately $29 recorded in connection with the early extinguishment of the GC Impsat Notes and Term Loan Agreement.

At any time prior to September 15, 2012, the Company may on any one or more occasions redeem up to 35% of the aggregate original principal amount of the 12% Senior Secured Notes at a redemption price equal to 112% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings by GCL. The Company may also redeem any of the 12% Senior Secured Notes at any time prior to September 15, 2012 at a price equal to 100% of the principal amount, plus a make-whole premium and accrued interest, if any. In addition, on or after September 15, 2012, 2013 and 2014, the Company may redeem all or a part of the 12% Senior Secured Notes at the redemption prices of 106%, 103% or 100% of par, respectively.

On August 2, 2010, the Company completed an offer to exchange the notes issued on September 22, 2009 for an identical series of notes that have been registered under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC. All $750 aggregate outstanding principal amount of notes participated in the exchange offer which satisfied the obligation incurred by the Company under a registration rights agreement that the Company entered into in connection with the original issuance of the notes.

GCUK Senior Secured Notes

On December 23, 2004, Global Crossing (UK) Finance PLC (“GCUK Finance”), a wholly owned financing subsidiary of the Company’s Global Crossing (UK) Telecommunications Limited subsidiary (together with its subsidiaries, “GCUK”) issued $200 in aggregate principal amount of 10.75% U.S. Dollar denominated senior secured notes and 105 pounds sterling aggregate principal amount of 11.75% pounds sterling denominated senior secured notes (collectively, the “GCUK Notes”). The U.S. Dollar and pound sterling denominated notes were issued at a discount of approximately $3 and 2 pounds sterling, respectively, which resulted in the Company receiving gross proceeds, before underwriting fees, of approximately $398. The GCUK Notes mature on the tenth anniversary of their issuance. Interest is payable in cash semi-annually on June 15 and December 15.

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

As required by the indenture governing the GCUK Notes, within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, using 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2009 Excess Cash Offer, the Company made an offer for $18 and purchased less than $1 in principal amount of the GCUK Notes, exclusive of accrued but unpaid interest.

With respect to the 2010 Excess Cash Offer, the Company anticipates making an offer of approximately $17, exclusive of accrued but unpaid interest. Any such offer is required to be made within 120 days of year-end, and the associated purchases are required to be completed within 150 days after year-end.

A loan or dividend payment by GCUK to the Company and its affiliates is a restricted payment under the indenture governing the GCUK Notes. Under the indenture such a payment (i) may be made only if GCUK is not then in default under the indenture and would be permitted at that time to incur additional indebtedness under the applicable debt incurrence test; (ii) may generally be made only within ten business days of consummation of each Excess Cash Offer; and (iii) would generally be limited to 50% of GCUK’s Designated GCUK Cash Flow plus the portion, if any, of the applicable Excess Cash Offer that the holders of the notes decline to accept. In addition, so long as GCUK is not then in default under the indenture, GCUK may make up to 10 pounds sterling (approximately $15 at the exchange rate at December 31, 2010) in the aggregate in restricted payments in excess of 50% of Designated GCUK Cash Flow for a given period; provided that any such excess payments shall reduce the amount of restricted payments permitted to be paid out of future Designated GCUK Excess Cash Flow. The terms of any inter-company loan by GCUK to the Company or the Company’s other subsidiaries are required by the GCUK Notes indenture to be at arm’s length and must be agreed to by the board of directors of GCUK, including its independent members. In the exercise of their fiduciary duties, GCUK’s directors will require GCUK to maintain a minimum cash balance in an amount they deem prudent.

In order to better manage the Company’s foreign currency risk, the Company entered into a five-year cross- currency interest rate swap transaction with an affiliate of Goldman Sachs & Co. to minimize exposure of any U.S. Dollar/pound sterling currency fluctuations related to interest payments on the $200 U.S. Dollar denominated GCUK Notes. The swap transaction converted the U.S. Dollar currency rate on interest payments to a specified pound sterling amount. In addition, the hedge counterparty was granted a security interest in the collateral securing the GCUK Notes ranking equally with the security interest holders of the GCUK Notes. The hedging arrangements were subject to early termination upon events of default under the indenture governing the GCUK Notes.

For accounting purposes, the cross-currency interest rate swap was classified as a cash flow hedge. The Company measured the effectiveness of this derivative instrument on a cumulative basis, comparing changes in the cross-currency interest rate swaps cash flows since inception with changes in the hedged item’s cash flows (the interest payment on the $200 U.S. Dollar-denominated GCUK Notes). The cross-currency interest rate swap expired in 2009.

5% Convertible Notes

On May 30, 2006, the Company completed a public offering of $144 aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) for total gross proceeds of $144. The 5% Convertible Notes ranked equal in right of payment with any other senior indebtedness of Global Crossing Limited, except to the extent of the value of any collateral securing such indebtedness. The notes were priced at par value, would have matured on May 15, 2011, and accrued interest at 5% per annum, payable semi-annually on May 15 and November 15 of each year. The 5% Convertible Notes could have been converted at any time prior to maturity at the option of the holder into shares of the Company’s common stock at a conversion price of approximately $22.98 per share. At any time prior to maturity, the Company could have unilaterally and irrevocably elected to settle the Company’s conversion obligation in cash and, if applicable, shares of the Company’s common stock, calculated as set forth in the indenture governing the 5% Convertible Notes. The Company could have been required to repurchase, for cash, all or a portion of the notes upon the occurrence of a fundamental change (i.e., a change in control or a delisting of the Company’s common stock) at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in a transaction constituting a fundamental change.

Concurrent with the closing of the 5% Convertible Notes offering the Company purchased a portfolio of U.S. treasury securities with total face value of $21 for $20, and pledged these securities to collateralize the first six interest payments due on the 5% Convertible Notes.

During 2010, we used the proceeds from the issuance of the 9% Senior Notes to redeem the 5% Convertible Notes at an optional redemption price equal to 101% of their principal amount. See “9% Senior Notes” above.

In May 2008, the FASB revised the guidance for debt in ASC Topic 470 with respect to debt with conversion and other options to clarify the accounting for convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) and to specify that issuers of convertible instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These amendments to ASC Topic 470 were required to be applied on a retrospective basis for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The 5% Convertible Notes were within the scope of these amendments to ASC Topic 470.

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

As of December 31, 2009 the principal amount of the liability component, its unamortized discount and its net carrying value were $144, $14 and $130. As of December 31, 2009, the carrying amount of the equity component was $38. At December 31, 2009, if the 5% Convertible Notes were converted into shares of the Company’s common stock at a conversion price of $22.98 per share, approximately 6.3 million shares of our common stock would have been issued.

For each of the years ended December 31, 2010, 2009 and 2008, the effective interest rate for the 5% Convertible Notes was 12.75%. For the years ended December 31, 2010, 2009 and 2008, interest expense for the 5% Convertible Notes related to the coupon and the amortization of the debt discount was $16 ($16 after-tax), $15 ($15 after-tax) and $15 ($15 after-tax), respectively.

Other Financing Activities

During 2010, the Company entered into various debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements was $15. These agreements have terms that range from 6 to 48 months with a weighted average effective interest rate of 10%. In addition, the Company entered into various capital leasing arrangements that aggregated $41. These agreements have terms that range from 12 to 48 months with a weighted average effective interest rate of 11.1%.

11. OBLIGATIONS UNDER CAPITAL LEASES

The Company has capitalized the future minimum lease payments of property and equipment under leases that qualify as capital leases. At December 31, 2010, future minimum payments under these capital leases are as follows and are included in obligations under capital leases in the accompanying consolidated balance sheet:

Year Ending December 31,
2011	$61
2012	37
2013	16
2014	7
2015	5
Thereafter	32

Total minimum lease payments	158
Less: amount representing interest	(35)

Present value of minimum lease payments	123
Less: current portion	(51)

Long term obligations under capital leases	$72

As of December 31, 2010, none of the Company’s obligations under capital leases were obligations of the GCL parent company. As of December 31, 2010, GCL has guaranteed $40 of the capital lease obligations of certain of its subsidiaries.

12. SHAREHOLDERS’ DEFICIT

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

At December 31, 2010 and 2009, accrued dividends were $26 and $22, respectively, and are included in “other current liabilities” and “other deferred liabilities”, respectively, in the accompanying consolidated balance sheets. Payment of the preferred dividend is predicated on the Company achieving a certain earnings-related objective as demonstrated by audited financial statements, which objective the Company achieved during 2010. After the initial payment on or after April 15, 2011 of accrued dividends accumulated since the preferred stock was issued in December 2003 through March 31, 2011, subsequent quarterly preferred stock dividends in the amount of $0.9 are expected to be payable on the fifteenth day of each July, October, January and April.

Common Stock

GCL is authorized to issue up to 110,000,000 shares of common stock. 18,000,000 shares of common stock are reserved for the conversion of the GCL Preferred Stock, while an additional 19,378,261 shares of common stock are reserved for issuance under GCL’s 2003 Stock Incentive Plan at December 31, 2010.

Each share of GCL common stock has a par value of $.01 and entitles the holder thereof to one vote on all matters to be approved by stockholders. The amended and restated by-laws of GCL contain certain special protections for minority shareholders, including certain obligations of ST Telemedia, or other third parties, to offer to purchase shares of GCL Common Stock under certain circumstances.

13. INCOME TAX

The benefit (provision) for income taxes is comprised of the following:

	Year Ended December 31,
	2010	2009	2008
Current	$(18)	$(21)	$(14)
Deferred	23	20	(35)

Total income tax provision	$5	$(1)	$(49)

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. Bermuda does not impose a statutory income tax and consequently the provision for income taxes recorded relates to income earned by certain subsidiaries of the Company which are located in jurisdictions that impose income taxes.

The current tax provision includes income, asset and withholding taxes for the years ended December 31, 2010, 2009 and 2008 of $18, $21, and $14, respectively. The deferred tax benefits for the years ended December 31, 2010 and 2009 of $(23) and $(20), respectively, resulted from a partial release of a valuation allowance on deferred tax assets. Fresh start accounting resulted in a net deferred tax provision of $30 in 2008 resulting from the utilization of pre-emergence net deferred tax assets that were offset by a full valuation allowance. The reversal of the valuation allowance that existed at the fresh start date was first recorded as a reduction of intangibles to zero and thereafter as an increase in additional paid-in-capital. The new accounting standard for business combinations also amended guidance for accounting for income taxes codified in ASC Topic 740 such that as of January 1, 2009 the reversal of pre-emergence valuation allowances are recorded as a reduction of tax expense.

The deferred income tax provision reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The following is a summary of the significant items giving rise to components of the Company’s deferred tax assets and liabilities:

	December 31,
	2010		2009
	Assets	Liabilities	Assets	Liabilities
Property and equipment	$241	$—	$311	$—
Net operating loss (“NOL”) carry forwards	1,753	—	1,747	—
Accounts receivable basis difference	200	—	175	—
Deferred revenue	—	(30)	—	(22)
Other	79	—	103	—

	2,273	(30)	2,336	(22)
Valuation allowance	(2,200)	—	(2,294)	—

	$73	$(30)	$42	$(22)

The Company’s valuation allowance changed in the amount of $(94), nil and $(369) for the years ended December 31, 2010, 2009 and 2008, respectively. In evaluating the amount of valuation allowance required, the Company considers each subsidiary’s prior operating results, future plans and expectations and prudent and feasible tax planning strategies. The utilization period of the NOL carry forwards and the turnaround period of other temporary differences are also considered.

A substantial amount of the Company’s pre-emergence NOL’s and other deferred assets generated prior to the bankruptcy have been reduced as a result of the discharge and cancellation of various pre-petition liabilities. As of December 31, 2010 the Company has NOL carry forwards of $4,722, $1,165, $505 and $1 in Europe, North America, Latin America and Asia, respectively, with various expiration dates or unlimited expiration.

During 2008, the Company realized $5 of tax benefits as a result of the reversal of valuation allowances for deferred tax assets acquired as part of the Impsat acquisition. The recognition of the tax benefits for those items (by elimination of the valuation allowance) after the acquisition date resulted in a reduction of goodwill. This accounting treatment does not result in any change in liabilities to taxing authorities or in cash flows. The new accounting standard for business combinations also amended guidance for accounting for income taxes codified in ASC Topic 740, such that as of January 1, 2009 the reversal of pre-acquisition valuation allowances are recorded as a reduction of tax expense.

The total amount of the unrecognized tax benefits as of the date of December 31, 2010 and 2009 was $28 and $29, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$20
Additions for tax positions of prior years	15
Decrease for tax positions of prior years	(3)

Balance at December 31, 2008	$32
Additions for tax positions of prior years	1
Decrease for tax positions of prior years	(2)
Settlements	(2)

Balance at December 31, 2009	$29
Additions for tax positions of prior years	1
Decrease for tax positions of prior years	(2)

Balance at December 31, 2010	$28

Included in the balance of unrecognized tax benefits at December 31, 2010 and 2009, are $24 and $24, respectively of tax benefits that, if recognized, would affect the effective tax rate. The Company also recognizes interest accrued related to unrecognized tax benefits in interest expense, and penalties in income tax expense. For the years ended December 31, 2010 and 2009, the Company (released)/accrued $(2) and $3, respectively, of interest and penalties related to unrecognized tax benefits. The Company had approximately $19, $21 and $18 for the payment of interest and penalties accrued in other current liabilities and other deferred liabilities at December 31, 2010, 2009 and 2008, respectively. It is not expected that the amount of unrecognized tax benefits will change significantly in the next twelve months.

During 2007, the Company received notification from the Internal Revenue Service that its audit of the Company’s 2002, 2003 and 2004 tax years had resulted in the tax returns being accepted as filed, without change. Accordingly, the Company is no longer subject to U.S. federal income tax examination for periods prior to 2005. With respect to the United Kingdom, as of December 31, 2010, the Company is no longer subject to income tax inquiries by Her Majesty’s Revenue & Customs for the years up to and including 2007. The Company is also subject to taxation in various U.S. states and other non-U.S. jurisdictions.

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

14. REORGANIZATION ITEMS

Pre-confirmation Contingencies

During the year ended December 31, 2008, the Company settled various third-party disputes and revised its estimated liability for other disputes related to periods prior to the emergence from chapter 11 proceedings. The Company has accounted for this in accordance with AICPA Practice Bulletin 11, which was nullified as of the effective date of the new standard for accounting for business combinations (See Note 2). The resulting net gain on the settlements and change in estimated liability of $10 is included within net gain on pre-confirmation contingencies in the consolidated statement of operations for the year ended December 31, 2008. The most significant portion of the gain is a result of settlements with certain tax authorities and changes in the estimated liability for other income and non-income tax contingencies.

15. LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $4 for each of the years ended December 31, 2010, 2009 and 2008.

Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for each of the years ended December 31, 2010, 2009 and 2008; diluted loss per common share is the same as basic loss per common share, as any potentially dilutive securities would reduce the loss per share.

Diluted loss per share for the years ended December 31, 2010, 2009 and 2008 does not include the effect of the following potential shares, as they are anti-dilutive:

Potential common shares excluded from the calculation of diluted loss per share	Year Ended December 31,
	2010	2009	2008
		(millions)
Convertible preferred stock	18	18	18
Employee stock awards	2	1	1

Total	20	19	19

Employee stock awards to purchase less than one million shares for $15.39 per share and approximately one million shares for $10.16 or $15.39 per share were not included in the above table for the years ended December 31, 2010 and December 31, 2009, respectively, as the exercise price was greater than the average market price per share.

The 5% Convertible Notes which were convertible into approximately 6.3 million shares at a conversion price of $22.98 per share were not included in the above table for each of the years ended December 31, 2009 and 2008 as the conversion price is greater than the average market price per share. The 5% Convertible Notes were retired in 2010 (see Note 10 for additional information related to the early retirement of the 5% Convertible Notes).

16. STOCK-BASED COMPENSATION AND ANNUAL BONUS

The Company recognized $20, $18, and $55, respectively, of non-cash stock related expenses for the year ended December 31, 2010, 2009 and 2008. These expenses are included in selling, general and administrative expenses and real estate, network and operations in the consolidated statements of operations. Stock-related expenses for each period relate to share-based awards granted under Global Crossing Limited 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”) and reflect awards outstanding during such period, including awards granted both prior to and during such period. Under the 2003 Stock Incentive Plan, the Company is authorized to issue, in the aggregate, share-based awards of up to 19,378,261 common shares to employees, directors and consultants who are selected to participate. As of December 31, 2010, unrecognized compensation expense related to the unvested portion of all restricted stock units was approximately $15 and is expected to be recognized over the next 2.1 years.

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

Stock Options

Stock options are exercisable over a ten-year period, vest over a three-year period and have an exercise price of $10.16 or $15.39 per share. No stock options were granted during 2008, 2009 and 2010.

Information regarding options outstanding for the years ended December 31, 2010, 2009 and 2008 is summarized below:

	Number Outstanding	Weighted Average Exercise Price
Balance as of January 1, 2008	1,251,479	$12.00
Exercised	(123,071)	$10.96
Forfeited	(81,327)	$15.34

Balance as of December 31, 2008	1,047,081	$11.55
Exercised	(14,666)	$10.16
Forfeited	(54,334)	$11.86

Balance as of December 31, 2009	978,081	$11.51
Exercised	(50,000)	$10.44
Forfeited	(6,667)	$15.39

Balance as of December 31, 2010	921,414	$11.54

The following table summarizes information concerning outstanding and exercisable options for the year ended December 31, 2010:

		Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$10.16	677,605	2.9	$10.16	677,605	$10.16
$15.39	243,809	4.0	$15.39	243,809	$15.39

Total	921,414	3.2	$11.54	921,414	$11.54

The weighted average remaining contractual term was 3.2 years for stock options exercisable as of December 31, 2010. The total intrinsic value of options outstanding and exercisable was approximately $2 as of December 31, 2010. The total intrinsic value for stock options exercised was nil, nil and $1, during 2010, 2009 and 2008, respectively.

At December 31, 2010, there was no unrecognized compensation expense for stock options.

Restricted Stock Units

During the year ended December 31, 2010, the members of the Board of Directors and its Executive Committee were granted awards totaling 24,144 fully vested shares of common stock, representing both installments of the directors’ annual retainer fees that was payable in shares rather than cash. Also, during the year ended December 31, 2010, the members of the Board of Directors and its Executive Committee were granted awards totaling 86,748 restricted shares of common stock with a one year cliff vesting on July 8, 2011. These awards were made in accordance with the Company’s annual long-term incentive program for Board of Directors and Executive Committee members.

During the year ended 2010, in conjunction with the Company’s annual long-term incentive program for 2010, the Company awarded to certain employees 577,389 restricted stock units which vest on February 1, 2013.

During the year ended December 31, 2009, the members of the Board of Directors and its Executive Committee were granted awards totaling 21,261 fully vested shares of common stock, representing the first installment of the directors’ annual retainer fees that was payable in shares rather than cash. The second installment of the directors’ annual retainer fees were paid in cash and was expected to be paid in cash going forward. Also, during the year ended December 31, 2009, the members of the Board of Directors and its Executive Committee were granted awards totaling 28,140 restricted shares of common stock with a one year cliff vesting on June 4, 2010. These awards were made in accordance with the Company’s annual long-term incentive program for Board of Directors and Executive Committee members.

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

The following table summarizes restricted stock units granted, forfeited and canceled for the years ended December 31, 2010, 2009 and 2008:

	Number of Restricted Stock Units	Weighted- Average Issue Price
Balance as of January 1, 2008	1,372,856
Granted	674,566	$20.00
Vested	(485,709)
Vested RSUs withheld for tax purposes	(148,976)
Forfeited	(193,596)

Balance as of December 31, 2008	1,219,141
Granted	1,167,686	$7.15
Vested	(345,623)
Vested RSUs withheld for tax purposes	(78,222)
Forfeited	(149,265)

Balance as of December 31, 2009	1,813,717
Granted	688,281	$13.68
Vested	(227,892)
Vested RSUs withheld for tax purposes	(50,804)
Forfeited	(52,300)

Balance as of December 31, 2010	2,171,002

Performance Share Grants

In connection with the Company’s annual long-term incentive program for 2010, the Company awarded to certain employees 577,389 performance share opportunities which vest on December 31, 2012, subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each participant’s target performance share opportunity is based on total shareholder return over a three year period as compared to two peer groups. Depending on how the Company ranks in total shareholder return as compared to the two peer groups, each performance share grantee may earn 0% to 200% of the target number of performance shares. No payout will be made if the average ranking of the Company’s total shareholder return relative to each of the two peer groups (weighted equally) is below the 30th percentile, and the maximum payout of 200% will be made if such average ranking is at or above the 80th percentile.

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

In connection with the Company’s annual long-term incentive program for 2008, the Company awarded to certain employees 936,500 performance share opportunities which vest on December 31, 2010 and must be paid out by March 15, 2011, subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each participant’s target performance share opportunity is based on total shareholder return over a three year period as compared to two peer groups. Depending on how the Company ranks in total shareholder return as compared to the two peer groups, each performance share grantee may earn 0% to 200% of the target number of performance shares. No payout will be made if the average ranking of the Company’s total shareholder return relative to each of the two peer groups (weighted equally) is below the 30th percentile, and the maximum payout of 200% will be made if such average ranking is at or above the 80th percentile. The Company paid out 235,800 performance shares under this plan on January 20, 2011 of which 71,523 were withheld in connection with the payment of related withholding taxes for executive officers and certain other employees restricted from selling their shares of Company stock due to legal and policy restrictions applicable to corporate insiders.

Annual Bonus Program

During 2010, the Board of Directors of the Company adopted the 2010 Annual Bonus Program (the “2010 Bonus Program”). The 2010 Bonus Program was an annual bonus applicable to substantially all non-sales employees of the Company, which was intended to retain such employees and to motivate them to achieve the Company’s financial and business goals. Each participant is provided a target award under the 2010 Bonus Program expressed as a percentage of base salary. Actual awards under the 2010 Bonus Program were to be paid in the sole discretion of the Compensation Committee of the Board of Directors based upon such factors as the Committee deems relevant, including the extent to which the Company achieved specified targets for earnings and cash flow. The amount is expected to be paid out in cash. As of December 31, 2010, $19 had been accrued in other current liabilities for this bonus plan, including employer liability for payroll taxes and charges.

During 2009, the Board of Directors of the Company adopted the 2009 Annual Bonus Program (the “2009 Bonus Program”). The 2009 Bonus Program was an annual bonus applicable to substantially all non-sales employees of the Company, which was intended to retain such employees and to motivate them to achieve the Company’s financial and business goals. Each participant was provided a target award under the 2009 Bonus Program expressed as a percentage of base salary. Actual awards under the 2009 Bonus Program were to be paid in the sole discretion of the Compensation Committee of the Board of Directors based upon such factors as the Committee deemed relevant, including the extent to which the Company achieved specified targets for earnings and cash flow. As of December 31, 2009, $16 had been accrued in other current liabilities for this bonus plan, including employer liability for payroll taxes and charges, and $16 in cash was paid out in 2010.

During 2008, the Board of Directors of the Company adopted the 2008 Annual Bonus Program (the “2008 Bonus Program”). The 2008 Bonus Program was an annual bonus applicable to substantially all non-sales employees of the Company intended to retain such employees and to motivate them to achieve the Company’s financial and business goals. Each participant was provided a target award under the 2008 Bonus Program expressed as a percentage of base salary. Actual awards under the 2008 Bonus Program were to be paid only if the Company achieved specified thresholds for earnings, net change in unrestricted cash and cash equivalents and/or customer satisfaction. The payout for each performance opportunity was calculated independently. Effective February 12, 2009, the Compensation Committee and Board of Directors certified the financial results and approved the payout which was made primarily in restricted stock units vesting no later than April 8, 2009. The amount of the shares to be paid was set using a 30-day average of the Company’s Common Stock. As of December 31, 2008, $31 had been accrued for this bonus plan, including employer liability for payroll taxes and charges which was included in other current liabilities and other deferred liabilities. Under the 2008 annual bonus program, 4,728,664 common shares vested in March and April 2009 of which 1,636,520 were withheld in connection with the payment of related withholding taxes for all employees with a tax liability.

17. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a number of defined contribution plans. The principal defined contribution plans are discussed individually below. Other defined contribution plans are not individually significant and therefore have been summarized in aggregate below.

The Global Crossing Limited Employees’ Retirement Savings Plan (the “401(k) Plan”) qualifies under Section 401(k) of the Internal Revenue Code. Each eligible employee may contribute on a tax-deferred basis a portion of his or her annual earnings not to exceed certain limits. Effective January 1, 2011, the Company reinstated matching employee contributions to this plan which previously had been suspended in March 2009. The Company plan will provide 100% matching contributions up to the first 1% of eligible compensation and 50% matching contributions up to the next 5% of eligible compensation. The Company’s contributions to the 401(k) Plan vest immediately. Expenses recorded by the Company relating to the 401(k) Plan for the years ended December 31, 2010, 2009 and 2008 were approximately nil, $1 and $5, respectively.

Up until October 31, 2010, the Company maintained a defined contribution plan for the employees of GCUK. Each eligible employee contributed on a tax-deferred basis up to 4% of his or her annual basic salary with the Company contributing up to 8% of salary. As of this date, this defined contribution section of the Global Crossing Pension Scheme closed. On November 1, 2010, a new Group Personal Pension arrangement was established. There is a minimum employee contribution of 4% of basic salary with the Company matching the employee contribution up to a maximum of 6% of basic salary. Expenses recorded by the Company relating to these plans were approximately $3, $3 and $3 for the years ended December 31, 2010, 2009 and 2008, respectively.

Other defined contribution plans sponsored by the Company are individually not significant. On an aggregate basis the expenses recorded by the Company relating to these plans were approximately $2, $3 and $3, for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Effective November 1, 2010, the GCUK Pension Plan was amended with the result that the participant’s life assurance benefits are now administered outside of the plan. This amendment has had the effect of reducing the projected benefit obligation by $6 at December 31, 2010.

The Company uses a December 31 measurement date for all pension plans.

Changes in the projected benefit obligation for all pension plans sponsored by the Company are as follows:

	Pension Plans
	December 31,
	2010	2009
Projected benefit obligation at beginning of period	$89	$79
Service cost	1	1
Interest cost	5	5
Amendments	(6)	—
Actuarial gain	—	(1)
Benefits paid	(3)	(3)
Foreign exchange	(3)	8

Projected benefit obligation at end of period	$83	$89

Changes in the fair value of assets for all pension plans sponsored by the Company are as follows:

	Pension Plans
	December 31,
	2010	2009
Fair value of plan assets at beginning of period	$77	$62
Actual return on plan assets	8	10
Employer contribution	4	2
Benefits paid	(3)	(3)
Foreign exchange	(3)	6

Fair value of plan assets at end of period	$83	$77

The funded status for all pension plans sponsored by the Company are as follows:

	Pension Plans
	December 31,
	2010	2009
Funded status	$—	$(12)
Funded status attributable to employees	3	4

Accrued benefit cost, net	$3	$(8)

The GCUK Railway Pension Plan projected benefit obligation exceeded the fair value of plan assets at December 31, 2010 and 2009. The projected benefit obligation and fair value of plan assets for this plan was $58 and $51, respectively at December 31, 2010 and $60 and $49, respectively at December 31, 2009.

The GCUK Pension Plan projected benefit obligation exceeded the fair value of plan assets at December 31, 2009. The projected benefit obligation and fair value of plan assets for this plan was $15 and $11, respectively.

Details of the effect on operations of the Company’s pension plans are as follows:

	Pension Plans
	Year Ended December 31,
	2010	2009	2008
Service cost	$1	$1	$2
Interest cost on projected benefit obligation	4	4	4
Expected return on plan assets	(4)	(3)	(5)
Amortization of net loss	—	1	—

Net cost	$1	$3	$1

Actuarial assumptions used to determine benefit obligations for the Company’s pension plans are as follows:

	December 31,
	2010	2009
Discount rate	5.50%-5.60%	5.90%-6.10%
Rate of compensation increase	4.45%	4.45%

Actuarial assumptions used to determine net periodic costs for the Company’s pension plans are as follows:

	Year Ended December 31,
	2010	2009	2008
Discount rate	5.90%-6.10%	5.90%	5.60%-6.25%
Expected long-term return on plan assets	5.30%-8.04%	5.30%-8.16%	4.50%-8.50%
Rate of compensation increase	4.45%	3.75%	4.00%

In order to project the expected long-term return on plan assets, the Company reviews long-term historical returns and expected risk, return and correlation for each major asset class.

Investment strategies for the two significant pension plans are as follows:

The GCUK Railway Pension Plan, which represents approximately 62% of the Company’s total plan assets as at December 31, 2010 invests in a range of pooled funds covering different asset classes, includes equities and fixed interest securities, bonds, property, infrastructure, commodities, and cash. These funds adopt the principles which involve setting limits to the amount of investment risk each pooled fund is prepared to take compared to the set benchmark. The equity pooled fund which represents the majority of the assets comprises a substantial portion of assets managed on an index tracking basis. The target allocation is 55% in equity securities, 25% in debt securities, 10% in real estate and 10% in other; at December 31, 2010 the actual allocation was 58% in equities securities, 14% in debt securities, 16% in real estate and 12% in other.

The Global Crossing North America, Inc. pension plan, which represents approximately 22% of the Company’s total plan assets at December 31, 2010, invests in a variety of funds to provide wide diversification of asset classes and achieve a superior long term investment return compared with fixed income securities. The fund invests in a variety of mutual funds that track U.S. and/or international indexes as well corporate and government bonds. The target allocation is 65% in equities and 35% in debt securities; at December 31, 2010 the actual allocation was 65% in equities and 35% in debt securities.

Items Measured at Fair Value

The Company classifies and discloses pension plan assets in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data. Unquoted securities are measured at their estimated fair value based on advice from investment managers; pooled investment vehicles are stated at bid price for funds with bid/offer spreads, or single price where there are no bid/offer spreads; and commercial properties are included at open market value as at the year-end date which have been valued by qualified independent surveyors.

The following tables summarize the fair values, and levels within the fair value hierarchy in which the fair value measurements fall for pension plan asset classes at December 31, 2010 and 2009:

	Fair Value Measurements at December 31, 2010
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large-cap(1)	$8	$—	$8	$—
U.S. small-cap	1	—	1	—
Non-U.S. large-cap(2)	6	—	6	—

Total equity securities	15	—	15	—

Fixed income securities:
U.S. Other Fixed Income(3)	6	—	6	—
Non-U.S. Treasuries/Government Bonds(4)	9	6	3	—
Non-U.S. Corporate bonds	2	—	2	—

Total Fixed Income	17	6	11	—

Pooled funds:
Global equity(5)	24	—	24	—
Non government bond(6)	4	—	4	—
Government bond(7)	3	—	3	—
Cash plus(8)	5	—	—	5
Property(9)	5	—	—	5
Private equity(10)	6	—	—	6
Infrastructure(11)	3	—	—	3
Commodities	1	—	—	1

Total pooled funds	51	—	31	20

Total	$83	$6	$57	$20

(1)	This class includes investments that track unmanaged U.S. large-cap indexes.
(2)	This class includes investments that track unmanaged international indexes primarily in U.K., EU and Japan.
(3)	This class includes investments in U.S. intermediate-term bonds.
(4)	This class represents investments in U.K. government bonds.
(5)

This class comprises investments in approximately 51% quoted equities and fixed interest securities, 31% unquoted unitized insurance policies, partnerships and hedge funds, 15% cash deposits and cash instruments and 3% unquoted fixed interest securities.

(6)	This class includes investments in bonds and other investments with bond characteristics.
(7)	This class includes investments diversified in government bond markets worldwide.
(8)	This class comprises investments in approximately 80% unquoted unitized insurance policies, partnerships and hedge funds, 16% cash deposits and cash instruments and 4% quoted equities.
(9)	This class primarily includes investments in 84% U.K. commercial property either directly or indirectly and 16% cash deposits and cash instruments.
(10)	This class includes investments in 58% unquoted unitized insurance policies, partnerships and hedge funds and 42% Global equity pooled fund.
(11)	This class includes investments in 74% unquoted unitized insurance policies, partnerships and hedge funds, 24% quoted equities and 2% cash deposits and cash instruments.

	Fair Value Measurements at December 31, 2009
Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. large-cap(1)	$8	$—	$8	$—
U.S. small-cap	1	—	1	—
Non-U.S. large-cap(2)	5	—	5	—

Total equity securities	14	—	14	—

Fixed income securities:
U.S. Other Fixed Income(3)	6	—	6	—
Non-U.S. Treasuries/Government Bonds(4)	7	5	2	—
Non-U.S. Corporate bonds	1	—	1	—

Total Fixed Income	14	5	9	—

Pooled funds:
Global equity(5)	19	—	19	—
Global bond (hedged)(6)	7	—	7	—
Cash plus(7)	5	—	—	5
Property(8)	5	—	—	5
Private equity(9)	8	—	—	8
Infrastructure(10)	4	—	—	4
Commodities	1	—	—	1

Total pooled funds	49	—	26	23

Total	$77	$5	$49	$23

(1)	This class includes investments that track unmanaged U.S. large-cap indexes.
(2)	This class includes investments that track unmanaged international indexes primarily in U.K., EU and Japan.
(3)	This class includes investments in U.S. intermediate-term bonds.
(4)	This class represents investments in U.K. government bonds.
(5)

This class comprises investments in approximately 48% quoted equities and fixed interest securities, 20% cash deposits and cash instruments, 20% unquoted unitized insurance policies, partnerships and hedge funds and 12% derivative contracts.

(6)	This class comprises investments in approximately 76% quoted fixed interest securities, 16% cash deposits and cash instruments and 8% derivative contracts.
(7)	This class comprises investments in approximately 80% unquoted unitized insurance policies, partnerships and hedge funds, 16% cash deposits and cash instruments and 4% quoted equities.
(8)	This class primarily includes investments in 84% U.K. commercial property either directly or indirectly and 16% cash deposits and cash instruments.

(9)	This class includes investments in 57% unquoted unitized insurance policies, partnerships and hedge funds and 43% Global equity pooled fund.
(10)	This class includes investments in 74% unquoted unitized insurance policies, partnerships and hedge funds, 24% quoted equities and 2% cash deposits and cash instruments.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pooled Funds
	Cash plus	Property	Private equity	Infrastructure	Commodities	Total
Beginning balance at January 1, 2009	$5	$4	$8	$4	$—	$21
Actual return on plan assets:
Relating to assets still held at the reporting date	1	1	—	—	—	2
Purchases, sales, and settlements	(1)	—	—	—	1	—

Ending balance at December 31, 2009	$5	$5	$8	$4	$1	$23
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	1	(1)	—	—
Purchases, sales, and settlements	—	—	(3)	—	—	(3)

Ending balance at December 31, 2010	$5	$5	$6	$3	$1	$20

The total accumulated benefit obligation (“ABO”) for all pension plans sponsored by the Company was $75 and $76, at December 31, 2010 and 2009, respectively.

Information for pension plan with an accumulated benefit obligation in excess of plan assets

As of December 31, 2009, the ABO of the GCUK Railway Pension Plan exceeded the fair value of the GCUK Railway Plan’s assets by $4. The ABO and fair value of assets relating this plan were $53 and $49. None of the Company’s pension plans’ ABO exceeded the fair value of their respective pension plans assets at December 31, 2010.

	Pension Plans
	December 31,
	2010	2009
Projected benefit obligation	$—	$60
Accumulated benefit obligation	—	53
Fair value of plan assets	—	49

The Company expects to make total contributions of approximately $1 in 2011 in respect of all pension plans.

Benefit Payments

The following table summarizes expected benefit payments from the Company’s various pension plans through 2020. Actual benefits payments may differ from expected benefit payments.

Pension Plans
2011	$3
2012	3
2013	3
2014	4
2015	4
2016-2020	20

18. FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued expenses and obligations under capital leases approximate their fair (see Note 2, “Basis of Presentation and Significant Accounting Policies” regarding the January 12, 2010 devaluation of the Venezuelan bolivar by the Venezuelan government). The fair values of the Company’s debt are based on market quotes and management estimates. Management believes the carrying value of other debt approximates fair value as of December 31, 2010 and 2009, respectively.

The fair values of our debt are as follows:

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
12% Senior Secured Notes	$737	$846	$735	$816
GCUK Senior Secured Notes	431	444	441	441
9% Senior Notes	150	150	—	—
5% Convertible Notes	—	—	130	139
Other debt	20	20	26	26

19. COMMITMENTS, CONTINGENCIES AND OTHER

Contingencies

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at December 31, 2010 and 2009. In accordance with the accounting for contingencies as governed by ASC Topic 450, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has accrued for the following matters in accordance with ASC Topic 450, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable developments in, or resolution or disposition of, one or more of these contingencies. The following is a description of the material legal proceedings and claims involving the Company commenced or pending during 2010. Estimates of reasonably possible losses may change from time to time and actual losses may be materially different from estimated amounts.

AT&T Corp. (SBC Communications) Claim

On November 17, 2004, AT&T’s local exchange carrier affiliates commenced an action against certain U.S. subsidiaries of GCL and other defendants in the U.S. District Court for the Eastern District of Missouri. The complaint and amended complaint alleged that the Company, through certain unnamed intermediaries characterized by Plaintiffs as “least cost routers,” terminated long distance traffic to avoid the payment of interstate and intrastate access charges. Plaintiffs alleged damages in the amount of approximately $20 for the time period from February 2002 through August 2004.

On January 5, 2011, the parties executed a Settlement and Release Agreement settling this and other claims between the parties on terms that are not material to the Company.

Claim by the U.S. Department of Commerce

A claim was filed against GCL and certain of its subsidiaries in the Company’s bankruptcy proceedings by the U.S. Department of Commerce (the “Commerce Department”) on October 30, 2002 asserting that an undersea cable owned by Pacific Crossing Ltd., a former subsidiary of the Company (“PCL”), violates the terms of a Special Use permit issued by the National Oceanic and Atmospheric Administration (“NOAA”). The Company believes responsibility for the asserted claim rests entirely with the Company’s former subsidiary. In 2009, NOAA agreed with the Global Crossing Creditors’ Committee to accept an allowed unsecured claim of $2 in the Global Crossing bankruptcy. The claim was paid by the Creditors’ Committee in 2009 and the claim has been expunged.

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

The plaintiffs’ claims against the Company relating to periods of time prior to the Company’s January 28, 2002 bankruptcy filing were discharged in accordance with the Company’s Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate large portions of its North American network. However, the Company believes that it would be entitled to indemnification from Qwest for any losses under the terms of the IRU agreement under which the Company originally purchased this capacity, and Qwest has reaffirmed this indemnification obligation.

Multiple attempts have been made to settle the above class action lawsuit and many similar class action lawsuits that have been pending against Qwest in other courts regarding the rights of way issue. In 2002, a proposed settlement was submitted to the U.S. District Court for the Northern District of Illinois and was preliminarily approved by the District Court, but rejected by the Court of Appeals for the Seventh Circuit in 2004. During 2008, the parties to the various class actions reached preliminary agreement to settle all of the pending cases and the parties submitted to the U.S. District Court for Massachusetts a motion for class certification and for approval of the proposed settlement. The District Court granted preliminary approval of the settlement and a number of objections to the settlement were filed. In a memorandum and order dated September 10, 2009, the District Court concluded that it did not have subject matter jurisdiction over the claims, denied final approval of the settlement and dismissed the case in its entirety. A number of the plaintiff groups then requested the Court to modify its decision. In a revised memorandum and order dated December 9, 2009, the Court reiterated its holding that the Court lacked subject matter jurisdiction over the claims and dismissed the case. Although the Company is not currently a defendant in any pending class action lawsuits involving the Qwest network, if the plaintiffs in such lawsuits were to prevail, Qwest could be forced to breach its contractual obligations to provide the Company with the aforementioned indefeasible rights of use.

Peruvian Tax Audit

Beginning in 2005, one of the Company’s Peruvian subsidiaries received a number of assessments for tax, penalty and interest based upon a tax examination conducted during 2004 by the Peruvian tax authorities

(SUNAT) for calendar years 2001 and 2002. The SUNAT examiner took the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. The total amount of the asserted claims, including potential interest and penalties, was $27, consisting of $3 for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 in connection with value-added taxes (VAT) in connection with the import of services for calendar years 2001 and 2002, $16 in connection with the disallowance of VAT credits for periods beginning in 2005 and $1 for income tax in connection with foreign exchange deductions claimed during calendar year 2002. Due to accrued interest and foreign exchange effects, the total assessments have effectively increased to $69.

The Company challenged the tax assessments during 2005 by filing administrative claims before SUNAT. During August 2006 and June 2007 SUNAT rejected the Company’s administrative claims, thereby confirming the assessments. Appeals were filed in September 2006 and July 2007 in the Tax Court, which is the highest administrative authority. The Tax Court is currently reviewing the September 2006 appeal. At this time the Company cannot estimate the loss or range of loss that could reasonably be expected to result from this matter.

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against subsidiaries within the GC Impsat Segment for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The asserted claims aggregate approximately $50.

The Company has asserted defenses to these claims in the court proceedings denying liability and estimates that the range of loss that could reasonably be expected to result from these claims is between $9 and $17.

Brazilian Tax Claims

In November 2002 and in October 2004, the Brazilian tax authorities of the States of Parana and São Paulo, respectively, issued two tax infraction notices against Impsat’s Brazilian subsidiary for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interest that amount to approximately $10. The notices informed Impsat Brazil that the taxes were levied because a specific document (Declaração de Necessidade—“Statement of Necessity”) was not provided by Impsat Brazil at the time of importation, in breach of MERCOSUR rules. Objections were filed on behalf of Impsat Brazil arguing that the Argentine exporter (Corning Cable Systems Argentina S.A.) complied with the MERCOSUR rules. In the case of the São Paulo infraction notice, a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to official compulsory review by the Federal Taxpayers Council. In the case of the Parana infraction notice, an unfavorable administrative decision was issued, and the Company will appeal such decision in court.

In December 2004, March 2009 and April 2009, the São Paulo tax authorities issued tax assessments against Impsat Brazil for the collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties (in the case of the December 2004 and March 2009 assessments) and the sale of internet access services (in the case of the April 2009 assessment) by treating such activities as the provision of communications services, for which ICMS tax actually applies. Including penalties and interest, these assessments amount to approximately $36. Impsat Brazil filed objections to these assessments, arguing that the lease of assets and the provision of internet access are not communication services subject to ICMS. The objection to the December 2004 assessment was rejected in the State Administrative Court, and the Company will appeal such decision. The objections to the March and April 2009 assessments are still pending final administrative decisions.

The Company believes there are reasonable grounds to have all of the Brazilian tax assessments cancelled and estimates that the range of loss that could reasonably be expected to result from these assessments is between nil and $9.

Paraguayan Government Contract Claim

In 2005 and 2003, respectively, the National Telecommunications Commission of Paraguay (“CONATEL”) commenced separate administrative investigations against a joint venture (“JV 1”) between GC Impsat’s Argentine subsidiary and Electro Import S.A. and another joint venture (“JV 2”) between GC Impsat’s Argentine subsidiary and Loma Plata S.A. Both administrative investigations involve alleged breaches by the joint ventures of their obligations under government contracts relating to the installation and operation of public telephones and/or phone booths in Paraguay and under the regulatory licenses under which they operate. JV 1 and JV 2 have asserted various defenses in pending administrative proceedings relating to these matters. The Company estimates that $9 is the maximum loss that the Company could reasonably be expected to incur as a result of these matters.

Customer Bankruptcy Claim

During 2007 one of the Company’s U.S. subsidiaries commenced default and disconnect procedures against a customer for breach of a sales contract for termination of international and domestic wireless and wireline phone service based on the nature of the customer’s traffic, which rendered the contract highly unprofitable to the Company. After the process was begun, the customer filed for bankruptcy protection, thereby barring the Company from taking further disconnection actions against it. The Company commenced an adversary proceeding in the bankruptcy court, asserting a claim for damages for the customer’s alleged breaches of the contract and for a declaration that, as a result of these breaches, the customer was prohibited from assuming the contract in its reorganization proceedings.

The customer filed several counterclaims against the Company alleging various breaches of contract for attempting improperly to terminate service, for improperly blocking international traffic, for violations of the Communications Act of 1934 and for related tort-based claims. The Company notified the customer that the Company would be raising its rates for certain of the services and filed a motion with the bankruptcy court seeking additional adequate assurance for the rate change, or an order allowing the Company to terminate the customer’s service. The customer amended its counter claims to assert claims for breach of contract based upon the rate increase. On July 3, 2008, the Court issued an opinion holding that the agreement did not permit the Company to increase the rates in the manner it did and that the Company: (a) breached the sales contract in so doing; and (b) was therefore not entitled to additional adequate assurance or an order terminating service. The Court did, however, permit the Company to amend its complaint to plead a rescission claim (which was filed on July 14, 2008) and to assert other defenses.

The Court dismissed the customer’s bankruptcy case by order dated November 25, 2009, retained the adversary proceeding (including the customer’s counterclaim), which is still pending. On December 26, 2009, the Company terminated service to the customer. The Company amended its complaint to include allegations relating to the manipulation of traffic data, so called “ANI stripping,” and the customer filed an amended answer, affirmative defenses and counterclaims. The Court established January 15, 2011 as the cut-off date for all discovery, except for a few depositions that are being completed.

On January 14, 2011, the Company filed a motion for summary judgment asserting that the customer is not entitled to recover any damages (other than those based on rescission-type theories) because it is precluded by the limitation of liability provisions in the contract and applicable law. Briefing on this motion is continuing and a hearing is scheduled for March 17, 2011. The lower end of the customer’s most recent damage estimate is approximately $150, and it has alleged damages substantially in excess of that amount. While the final outcome of this matter is uncertain, the Company believes it has good defenses to limit substantially the amount of damages recoverable by the customer, including defenses based upon the limitation of liability provisions in the contract.

Brazilian Municipal Telecommunications Services Fees

In April and May 2010, the Company’s Brazilian subsidiaries received collection notifications from the municipality of Rio de Janeiro regarding fees in the amount of approximately $80 for the use of public space (including both air space and underground space) relating to ducts containing telecommunications cables. The Company is challenging the fees on multiple grounds, including the lack of objective criteria for the calculation of the fees, the existence of prior court injunctions barring collection of the fees and the unconstitutionality of the assessment. On August 26, 2010, a justice of the Brazilian Supreme Court ruled unconstitutional a decree of the municipality that purported to tax the use of public air space and subsoil for the installation and passage of equipment utilized to provide telecommunication services. An appeal has been filed requesting a review by the full Brazilian Supreme Court. Separately, the Company requested the municipality to suspend collection of the fees until final resolution of the asserted objections. This request was granted as to one of the Company’s Brazilian subsidiaries that had been assessed a fee of $70, and the Company expects the request to be granted as to the other Brazilian subsidiary that had been assessed the remaining $10 fee. Based on subsequent developments and analyses conducted after receipt of the collection notices, the Company does not at this time believe that this matter can reasonably be expected to result in a material loss.

Commitments

Cost of Access, Third Party Maintenance and Other Purchase Commitment Obligations

The Company has purchase commitments with third-party access vendors that require it to make payments to purchase network services, capacity and telecommunications equipment through 2015. Some of these access vendor commitments require the Company to maintain minimum monthly and/or annual billings, in certain cases based on usage. In addition, the Company has purchase commitments with third parties that require it to make payments for maintenance services for certain portions of its network through 2026. Further, the Company has purchase commitments with other vendors.

The following table summarizes the Company’s purchase commitments at December 31, 2010:

	Total	Less than 1 year (2011)	1-3 years (2012-2013)	3-5 years (2014-2015)	More than 5 years
Cost of access services	$230	$119	$92	$19	$—
Third-party maintenance services	309	66	76	34	133
Purchase and other obligations	242	150	38	26	28

Total	$781	$335	$206	$79	$161

As of December 31, 2010, none of the Company’s total purchase commitments were commitments of the GCL parent company. From time to time in the ordinary course of business, GCL will provide commercial guarantees in favor of third parties in support of its subsidiaries’ purchase commitments and payment obligations.

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

	Future Minimum Lease Payments	Future Minimum Sublease Receipts
Year Ending December 31,
2011	$103	$4
2012	88	4
2013	83	3
2014	78	2
2015	71	2
Thereafter	360	6

Total	$783	$21

Rental expense related to office and equipment space, automobiles, equipment rentals and other leases for the years ended December 31, 2010, 2009 and 2008 was $133, $127 and $133, respectively. Sublease income for the years ended December 31, 2010, 2009 and 2008 was $5, $8 and $7, respectively.

20. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the years ended December 31, 2010, 2009 and 2008 the Company provided approximately $1, nil, and nil, respectively, of telecommunications services to subsidiaries and affiliates of the Company’s indirect majority shareholder and parent company, ST Telemedia. Also, during the years ended December 31, 2010, 2009 and 2008 the Company received approximately $7, $5, and $6 of co-location services from subsidiaries and affiliates of ST Telemedia. The Company purchased capital equipment of $1, $1 and nil from subsidiaries and affiliates of ST Telemedia during the years ended December 31, 2010, 2009, and 2008, respectively. Additionally, during the years ended December 31, 2010, 2009 and 2008, the Company accrued dividends of $4, $4 and $4, respectively, related to preferred stock held by affiliates of ST Telemedia.

As of December 31, 2010 and 2009, the Company had approximately $27 and $24, respectively, due to ST Telemedia and its subsidiaries and affiliates, and nil and nil due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates at December 31, 2010 and 2009 primarily relate to dividends accrued on the GCL Preferred Stock, and are included in “other current liabilities” at December 31, 2010 and in “other deferred liabilities” at December 31, 2009 in the accompanying consolidated balance sheets.

21. SEGMENT REPORTING

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

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the U.K. The GC Impsat Segment is a provider of telecommunication services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all the operations of Global Crossing Limited and its subsidiaries excluding the GCUK and GC Impsat Segments and comprises operations primarily in North America, with smaller operations in Europe, Latin America, and a portion of the Asia/Pacific region. This segment also includes our subsea fiber optic network, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services including data, IP and voice products. The services provided by all the Company’s segments support a migration path to a fully converged IP environment.

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

	Year Ended December 31,
	2010	2009	2008
Revenues from external customers
GCUK	$477	$470	$599
GC Impsat	560	495	475
ROW	1,572	1,571	1,525

Total consolidated	$2,609	$2,536	$2,599

Intersegment revenues
GC Impsat	$9	$9	$7
ROW	21	15	11

Total	$30	$24	$18

Total segment operating revenues
GCUK	$477	$470	$599
GC Impsat	569	504	482
ROW	1,593	1,586	1,536
Less: intersegment revenues	(30)	(24)	(18)

Total consolidated	$2,609	$2,536	$2,599

	Year Ended December 31,
	2010	2009	2008
OIBDA
GCUK	$100	$93	$134
GC Impsat	176	160	138
ROW	124	89	1

Total consolidated	$400	$342	$273

A reconciliation of OIBDA to Income (Loss) Applicable to Common Shareholders follows:

	Year Ended December 31, 2010
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
OIBDA	$100	$176	$124	$—	$400
Depreciation and amortization	(64)	(82)	(191)	—	(337)

Operating income (loss)	36	94	(67)	—	63
Interest income	7	2	20	(27)	2
Interest expense	(56)	(22)	(140)	27	(191)
Other expense, net	(9)	(26)	(16)	—	(51)
Benefit for income taxes	—	5	—	—	5
Preferred stock dividends	—	—	(4)	—	(4)

Income (loss) applicable to common shareholders	$(22)	$53	$(207)	$—	$(176)

	Year Ended December 31, 2009
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
OIBDA	$93	$160	$89	$—	$342
Depreciation and amortization	(66)	(87)	(187)	—	(340)

Operating income (loss)	27	73	(98)	—	2
Interest income	8	6	9	(16)	7
Interest expense	(53)	(33)	(90)	16	(160)
Other income (expense), net	18	—	(7)	—	11
Benefit (provision) for income taxes	(1)	2	(2)	—	(1)
Preferred stock dividends	—	—	(4)	—	(4)

Income (loss) applicable to common shareholders	$(1)	$48	$(192)	$—	$(145)

	Year Ended December 31, 2008
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
OIBDA	$134	$138	$1	$—	$273
Depreciation and amortization	(84)	(81)	(161)	—	(326)

Operating income (loss)	50	57	(160)	—	(53)
Interest income	8	3	6	(7)	10
Interest expense	(65)	(35)	(83)	7	(176)
Other income (expense), net	(57)	(20)	51	—	(26)
Net gain on pre-confirmation contingencies	—	4	6	—	10
Provision for income taxes	(1)	(17)	(31)	—	(49)
Preferred stock dividends	—	—	(4)	—	(4)

Loss applicable to common shareholders	$(65)	$(8)	$(215)	$—	$(288)

	December 31,
	2010	2009	2008
Total Assets
GCUK	$564	$601	$656
GC Impsat	845	807	693
ROW	1,430	1,654	1,369

Total segments	2,839	3,062	2,718
Less: Intercompany loans and accounts receivable	(529)	(574)	(369)

Total consolidated assets	$2,310	$2,488	$2,349

	December 31,
	2010	2009	2008
Purchases of Property and Equipment
GCUK	$23	$19	$42
GC Impsat	60	68	56
ROW	84	87	94

Total consolidated capital expenditures	$167	$174	$192

	December 31,
	2010	2009
Unrestricted Cash
GCUK	$76	$60
GC Impsat	170	154
ROW	126	263

Total consolidated unrestricted cash	$372	$477

	December 31,
	2010	2009
Restricted Cash
ROW	$9	$16

Total consolidated restricted cash	$9	$16

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

Geographic Information

Company information provided on geographic sales is based on the order location of the customer. Long- lived assets are based on the physical location of the assets. The following table presents revenue and long-lived asset information for geographic areas:

	Year Ended December 31,
	2010	2009	2008
Revenue(1):
United States	$1,337	$1,328	$1,305
United Kingdom	597	588	714
Other countries	675	620	580

Consolidated worldwide	$2,609	$2,536	$2,599

	Year ended December 31,
	2010	2009	2008
Revenue:
Data Services	$1,642	$1,547	$1,548
Voice Services	795	826	893
Collaboration Services	172	163	158

Consolidated worldwide	$2,609	$2,536	$2,599

	December 31,
	2010	2009
Long-lived assets(2):
United States	$325	$347
United Kingdom	241	281
International waters	140	161
Other countries	473	491
Other	227	198

Consolidated worldwide	$1,406	$1,478

(1)	There were no individual customers for the years ended December 31, 2010, 2009 and 2008 that accounted for more than 10% of consolidated revenue.
(2)	Long-lived assets include property and equipment and intangible assets.

22. SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2010	2009	2008
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING ACTIVITIES:
Fair value of assets acquired	$42	$—	$—
Less liabilities assumed	34	—	—

Net assets acquired	8	—	—
Less cash acquired	(1)	—	—

Business acquisition, net of cash acquired	$7	$—	$—

SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTIVITIES:
Capital lease and debt obligations incurred	$56	$59	$48

	Year Ended December 31,
	2010	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest and income taxes:
Cash paid for interest	$157	$117	$138

Cash paid for income taxes	$17	$16	$13

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the unaudited quarterly results for the years ended December 31, 2010 and 2009.

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$648	$630	$648	$683
Cost of access	(305)	(276)	(289)	(289)
Real estate, network and operations	(99)	(103)	(101)	(105)
Third party maintenance	(27)	(26)	(25)	(26)
Cost of equipment and other sales	(24)	(26)	(25)	(32)

Total cost of revenue	(455)	(431)	(440)	(452)
Selling, general and administrative	(116)	(106)	(99)	(110)
Depreciation and amortization	(88)	(82)	(82)	(85)

Operating income (loss)	(11)	11	27	36

Net loss (1) (2)	(119)	(47)	(6)	—

Loss applicable to common shareholders	(120)	(48)	(7)	(1)

Loss per share:
Loss applicable to common shareholders per common share, basic and diluted	$(1.99)	$(0.79)	$(0.12)	$(0.02)

Shares used in computing basic and diluted loss per share	60,267,487	60,434,227	60,477,559	60,493,579

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$609	$633	$643	$651
Cost of access	(286)	(285)	(288)	(300)
Real estate, network and operations	(97)	(98)	(106)	(105)
Third party maintenance	(24)	(27)	(26)	(26)
Cost of equipment and other sales	(23)	(22)	(23)	(30)

Total cost of revenue	(430)	(432)	(443)	(461)
Selling, general and administrative	(104)	(108)	(109)	(107)
Depreciation and amortization	(79)	(82)	(89)	(90)

Operating income (loss)	(4)	11	2	(7)

Net income (loss)(3) (4)	(58)	27	(73)	(37)

Income (loss) applicable to common shareholders	(59)	26	(74)	(38)

Income (loss) per share:
Income (loss) applicable to common shareholders per common share, basic	$(1.04)	$0.43	$(1.23)	$(0.63)

Shares used in computing basic income (loss) per share	56,923,415	59,904,503	60,135,114	60,153,853

Income (loss) applicable to common shareholders per common share, diluted (5)	$(1.04)	$0.34	$(1.23)	$(0.63)

Shares used in computing diluted income (loss) per share	56,923,415	78,540,571	60,135,114	60,153,853

(1)	During the fourth quarter of 2010, the Company recorded a charge of $6 in other income (expense), net in connection with the early extinguishment of the 5% Convertible Notes.

(2)	During the fourth quarter of 2010, the Company recorded a $34 reduction in its valuation allowance against deferred tax assets which was recorded in provision for income taxes.
(3)	During the third quarter of 2009, the Company recorded a charge of $29 in other income (expense), net in connection with the early extinguishment of the GC Impsat Notes and Term Loan Agreement.
(4)	During the fourth quarter of 2009, the Company recorded a $20 reduction in its valuation allowance against Brazilian deferred tax assets which was recorded in provision for income taxes.
(5)	Preferred stock dividends included in the dilutive calculation were $1 for the three months ended June 30, 2009.

The sum of the quarterly net loss per share amounts may not equal the full-year amount since the computations of the weighted average number of shares outstanding for each quarter and the full year are made independently.

24. GUARANTEES OF PARENT COMPANY DEBT

On September 22, 2009, GCL issued $750 in aggregate principal amount of 12% Senior Secured Notes due September 15, 2015 (the “Original 12% Senior Secured Notes”). The Original 12% Senior Secured Notes were guaranteed by a majority of the Company’s direct and indirect subsidiaries (the “Guarantors”), and were not registered under the Securities Act. As required under a registration rights agreement, the Company registered an identical series of notes (the “12% Senior Secured Exchange Notes”) under the Securities Act with the SEC and offered to exchange those 12% Senior Secured Exchange Notes for the Original 12% Senior Secured Notes. All $750 aggregate outstanding principal amount of Original 12% Senior Secured Notes were exchanged for 12% Senior Secured Exchange Notes in the exchange offer. The 12% Senior Secured Exchange Notes are also guaranteed by the Guarantors. In connection with the registration of the 12% Senior Secured Exchange Notes and related guarantees, GCL is required to provide the financial information in respect of those notes set forth under Rule 3-10 of Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered” (“Rule 3-10”).

On November 16, 2010, GCL issued $150 in aggregate principal amount of the 9% Senior Notes due November 15, 2019 (the “Original 9% Senior Notes”). The Original 9% Senior Notes which are not registered under the Securities Act are guaranteed by the same group of direct and indirect subsidiaries of the Company that guarantee the 12% Senior Secured Exchange Notes. Pursuant to a registration rights agreement to which the Company is a party, the Company is required to register an identical series of notes (the “9% Senior Exchange Notes”) with the SEC and to offer to exchange those registered 9% Senior Exchange Notes for the Original 9% Senior Notes. The 9% Senior Exchange Notes will also be guaranteed by the Guarantors. In connection with the registration of the 9% Senior Exchange Notes and related guarantees, GCL will be required to provide the financial information in respect of those notes set forth under Rule 3-10.

The condensed consolidating financial information below in respect of the obligors on the 12% Senior Secured Exchange Notes has been prepared and presented pursuant to Rule 3-10. Although Rule 3-10 will not apply to the Original 9% Senior Notes until the exchange offer is completed, the below financial information is equally applicable to the obligors on the Original 9% Senior Notes since the obligors on the Original 9% Senior Notes and the 12% Senior Secured Exchange Notes are identical. The column labeled Parent Company represents GCL’s stand alone results and its investment in all of its subsidiaries accounted for using the equity method. The Guarantors and the non-Guarantor subsidiaries are presented in separate columns and represent all the applicable subsidiaries on a combined basis. Intercompany eliminations are shown in a separate column.

Condensed Consolidated Balance Sheet

	December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$2	$261	$109	$—	$372
Restricted cash and cash equivalents—current portion	—	4	—	—	4
Accounts receivable, net of allowances	—	243	81	—	324
Accounts and loans receivable from affiliates	325	184	233	(742)	—
Prepaid costs and other current assets	—	51	41	(1)	91

Total current assets	327	743	464	(743)	791

Restricted cash and cash equivalents—long term	—	5	—	—	5
Property and equipment, net of accumulated depreciation	—	834	345	—	1,179
Intangible assets, net	—	178	49	—	227
Investments in subsidiaries	(494)	(180)	—	674	—
Loans receivable from affiliates	653	107	54	(814)	—
Other assets	29	55	24	—	108

Total assets	$515	$1,742	$936	$(883)	$2,310

LIABILITIES:
Current liabilities:
Accounts payable	$1	$205	$91	$—	$297
Accrued cost of access	—	66	12	—	78
Accounts and loans payable to affiliates	27	537	178	(742)	—
Short term debt and current portion of long term debt	—	9	18	—	27
Obligations under capital leases—current portion	—	36	15	—	51
Deferred revenue—current portion	—	123	61	—	184
Other current liabilities	68	176	132	—	376

Total current liabilities	96	1,152	507	(742)	1,013

Loans payable to affiliates	9	707	98	(814)	—
Long term debt	887	9	415	—	1,311
Obligations under capital leases	—	53	19	—	72
Deferred revenue	—	272	67	(1)	338
Other deferred liabilities	—	43	10	—	53

Total liabilities	992	2,236	1,116	(1,557)	2,787

SHAREHOLDERS’ DEFICIT:
Total shareholders’ deficit	(477)	(494)	(180)	674	(477)

Total liabilities and shareholders’ deficit	$515	$1,742	$936	$(883)	$2,310

Condensed Consolidated Balance Sheet

	December 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$95	$293	$89	$—	$477
Restricted cash and cash equivalents—current portion	—	9	—	—	9
Accounts receivable, net of allowances	—	241	87	—	328
Accounts and loans receivable from affiliates	316	77	242	(635)	—
Prepaid costs and other current assets	1	54	46	—	101

Total current assets	412	674	464	(635)	915

Restricted cash and cash equivalents—long term	—	7	—	—	7
Property and equipment, net of accumulated depreciation	2	891	387	—	1,280
Intangible assets, net	—	145	53	—	198
Investments in subsidiaries	(511)	(190)	—	701	—
Loans receivable from affiliates	678	94	80	(852)	—
Other assets	27	45	16	—	88

Total assets	$608	$1,666	$1,000	$(786)	$2,488

LIABILITIES:
Current liabilities:
Accounts payable	$4	$211	$97	$—	$312
Accrued cost of access	—	74	13	—	87
Accounts and loans payable to affiliates	30	450	155	(635)	—
Short term debt and current portion of long term debt	—	3	34	—	37
Obligations under capital leases—current portion	—	36	13	—	49
Deferred revenue—current portion	—	113	61	—	174
Other current liabilities	39	197	148	—	384

Total current liabilities	73	1,084	521	(635)	1,043

Loans payable to affiliates	8	713	131	(852)	—
Long term debt	865	7	423	—	1,295
Obligations under capital leases	—	66	24	—	90
Deferred revenue	—	262	72	—	334
Other deferred liabilities	22	45	19	—	86

Total liabilities	968	2,177	1,190	(1,487)	2,848

SHAREHOLDERS’ DEFICIT:
Total shareholders’ deficit	(360)	(511)	(190)	701	(360)

Total liabilities and shareholders’ deficit	$608	$1,666	$1,000	$(786)	$2,488

Condensed Consolidated Statement of Operations

	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,927	$682	$—	$2,609
Revenue—affiliates	—	35	67	(102)	—

Total revenue	—	1,962	749	(102)	2,609

Cost of revenue	(12)	(1,317)	(449)	—	(1,778)
Cost of revenue—affiliates	—	(67)	(35)	102	—

Total cost of revenue	(12)	(1,384)	(484)	102	(1,778)

Gross margin	(12)	578	265	—	831
Selling, general and administrative	(16)	(318)	(97)	—	(431)
Depreciation and amortization	(2)	(235)	(100)	—	(337)

Operating income (loss)	(30)	25	68	—	63
Other income (expense):
Interest income	—	1	1	—	2
Interest income—affiliates	—	6	7	(13)	—
Interest expense	(114)	(17)	(60)	—	(191)
Interest expense—affiliates	—	(7)	(6)	13	—
Other expense, net	(6)	(34)	(11)	—	(51)
Loss from equity investments in subsidiaries	(22)	(3)	—	25	—

Loss before benefit (provision) for income taxes	(172)	(29)	(1)	25	(177)
Benefit (provision) for income taxes	—	7	(2)	—	5

Net loss	(172)	(22)	(3)	25	(172)
Preferred stock dividends	(4)	—	—	—	(4)

Loss applicable to common shareholders	$(176)	$(22)	$(3)	$25	$(176)

Condensed Consolidated Statement of Operations

	Year Ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,876	$660	$—	$2,536
Revenue—affiliates	—	28	46	(74)	—

Total revenue	—	1,904	706	(74)	2,536

Cost of revenue	(14)	(1,327)	(425)	—	(1,766)
Cost of revenue—affiliates	—	(46)	(28)	74	—

Total cost of revenue	(14)	(1,373)	(453)	74	(1,766)

Gross margin	(14)	531	253	—	770
Selling, general and administrative	(19)	(292)	(117)	—	(428)
Depreciation and amortization	(1)	(232)	(107)	—	(340)

Operating income (loss)	(34)	7	29	—	2
Other income (expense):
Interest income	—	6	1	—	7
Interest income—affiliates	—	4	7	(11)	—
Interest expense	(64)	(38)	(58)	—	(160)
Interest expense—affiliates	—	(7)	(4)	11	—
Other income (expense), net	(13)	9	15	—	11
Intercompany debt forgiveness income (expense)	—	(32)	32	—	—
Income (loss) from equity investments in subsidiaries	(29)	17	—	12	—

Income (loss) before benefit (provision) for income taxes	(140)	(34)	22	12	(140)
Benefit (provision) for income taxes	(1)	5	(5)	—	(1)

Net income (loss)	(141)	(29)	17	12	(141)
Preferred stock dividends	(4)	—	—	—	(4)

Income (loss) applicable to common shareholders	$(145)	$(29)	$17	$12	$(145)

Condensed Consolidated Statement of Operations

	Year Ended December 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$1,814	$785	$—	$2,599
Revenue—affiliates	—	20	101	(121)	—

Total revenue	—	1,834	886	(121)	2,599

Cost of revenue	(17)	(1,332)	(486)	—	(1,835)
Cost of revenue—affiliates	—	(101)	(20)	121	—

Total cost of revenue	(17)	(1,433)	(506)	121	(1,835)

Gross margin	(17)	401	380	—	764
Selling, general and administrative	(26)	(300)	(165)	—	(491)
Depreciation and amortization	(1)	(203)	(122)	—	(326)

Operating income (loss)	(44)	(102)	93	—	(53)
Other income (expense):
Interest income	2	6	2	—	10
Interest income—affiliates	—	2	5	(7)	—
Interest expense	(54)	(48)	(74)	—	(176)
Interest expense—affiliates	—	(5)	(2)	7	—
Other income (expense), net	(2)	26	(50)	—	(26)
Intercompany debt forgiveness income (expense)	—	(8)	8	—	—
Loss from equity investments in subsidiaries	(186)	(27)	—	213	—

Loss before pre-confirmation contingencies and provision for income taxes	(284)	(156)	(18)	213	(245)
Net gain on pre-confirmation contingencies	—	10	—	—	10

Loss before provision for income taxes	(284)	(146)	(18)	213	(235)
Provision for income taxes	—	(40)	(9)	—	(49)

Net loss	(284)	(186)	(27)	213	(284)
Preferred stock dividends	(4)	—	—	—	(4)

Loss applicable to common shareholders	$(288)	$(186)	$(27)	$213	$(288)

Condensed Consolidated Statement of Cash Flows

	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating
activities	$(118)	$214	$87	$—	$183

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	—	(117)	(50)	—	(167)
Purchases of marketable securities	—	(10)	—	—	(10)
Genesis acquisition, net of cash acquired	—	(7)	—	—	(7)
Proceeds from sale of marketable securities	—	8	—	—	8
Loans made to affiliates	(1)	(20)	—	21	—
Loan repayments from affiliates	26	8	—	(34)	—
Change in restricted cash and cash equivalents	—	8	—	—	8

Net cash flows provided by (used) in investing activities	25	(130)	(50)	(13)	(168)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	150	—	—	—	150
Repayment of capital lease obligations	—	(45)	(13)	—	(58)
Repayment of long term debt (including current portion)	(144)	(20)	(15)	—	(179)
Premium paid on extinguishment of debt	(1)	(1)	—	—	(2)
Finance costs incurred	(6)	—	—	—	(6)
Proceeds from exercise of stock options	1	—	—	—	1
Payment of employee taxes on share-based compensation	—	(1)	—	—	(1)
Proceeds from affiliate loans	—	1	20	(21)	—
Repayment of loans from affiliates	—	(26)	(8)	34	—

Net cash flows used in financing activities	—	(92)	(16)	13	(95)

Effect of exchange rate changes on cash and cash equivalents	—	(24)	(1)	—	(25)

Net increase (decrease) in cash and cash equivalents	(93)	(32)	20	—	(105)
Cash and cash equivalents, beginning of year	95	293	89	—	477

Cash and cash equivalents, end of year	$2	$261	$109	$—	$372

Condensed Consolidated Statement of Cash Flows

	Year Ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating
activities	$(276)	$453	$79	$—	$256

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	—	(137)	(37)	—	(174)
Proceeds from sale of marketable securities	4	—	—	—	4
Loans made to affiliates	—	(15)	—	15	—
Loan repayments from affiliates	—	16	—	(16)	—
Change in restricted cash and cash equivalents	—	2	—	—	2

Net cash flows provided by (used in) investing activities	4	(134)	(37)	(1)	(168)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	735	2	4	—	741
Repayment of capital lease obligations	—	(57)	(18)	—	(75)
Repayment of long term debt (including current portion)	(344)	(235)	(18)	—	(597)
Premium paid on extinguishment of debt	(3)	(11)	—	—	(14)
Finance costs incurred	(23)	—	—	—	(23)
Proceeds from sales/leasebacks	—	—	7	—	7
Payment of employee taxes on share-based compensation	—	(11)	(2)	—	(13)
Proceeds from affiliate loans	—	—	15	(15)	—
Repayment of loans from affiliates	—	—	(16)	16	—

Net cash flows provide by (used) in financing activities	365	(312)	(28)	1	26

Effect of exchange rate changes on cash and cash equivalents	—	1	2	—	3

Net increase in cash and cash equivalents	93	8	16	—	117
Cash and cash equivalents, beginning of year	2	285	73	—	360

Cash and cash equivalents, end of year	$95	$293	$89	$—	$477

Condensed Consolidated Statement of Cash Flows

	Year Ended December 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating
activities	$(71)	$95	$179	$—	$203

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	—	(125)	(67)	—	(192)
Purchases of marketable securities	—	(11)	—	—	(11)
Proceeds from sale of property and equipment	—	10	—	—	10
Proceeds from sale of marketable securities	8	8	—	—	16
Loans made to affiliates	(111)	(8)	—	119	—
Loan repayments from affiliates	42	13	—	(55)	—
Return of capital from subsidiary	—	41	—	(41)	—
Change in restricted cash and cash equivalents	—	32	(1)	—	31

Net cash flows used in investing activities	(61)	(40)	(68)	23	(146)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	—	3	7	—	10
Repayment of capital lease obligations	—	(36)	(23)	—	(59)
Repayment of long term debt (including current portion)	(4)	(6)	(14)	—	(24)
Proceeds from exercise of stock options	1	—	—	—	1
Payment of employee taxes on share-based compensation	—	(3)	—	—	(3)
Capital repayment to parent	—	—	(41)	41	—
Proceeds from affiliate loans	8	111	—	(119)	—
Repayment of loans to affiliates	—	(42)	(13)	55	—

Net cash flows provide by (used) in financing activities	5	27	(84)	(23)	(75)

Effect of exchange rate changes on cash and cash equivalents	—	(7)	(12)	—	(19)

Net increase (decrease) in cash and cash equivalents	(127)	75	15	—	(37)
Cash and cash equivalents, beginning of year	129	210	58	—	397

Cash and cash equivalents, end of year	$2	$285	$73	$—	$360

25. SUBSEQUENT EVENTS

2011 Long-Term Incentive Program

In connection with the Company’s annual long-term incentive program for 2011, on January 21, 2011, the Company awarded 626,200 restricted stock units and 626,200 performance share opportunities to certain employees which vest on January 21, 2014, subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability. Each participant’s target performance share opportunity is based on total shareholder return over a three year period as compared to two peer groups. Depending on how the Company ranks in total shareholder return as compared to the two peer groups, each performance share grantee may earn 0% to 200% of the target number of performance shares. No payout will be made if the average ranking of the Company’s total shareholder return relative to each of the two peer groups (weighted equally) is below the 30th percentile, and the maximum payout of 200% will be made if such average ranking is at or above the 80th percentile. However, any payout exceeding 100% of the performance target award shall (other than in the context of a change in control) be paid at the sole discretion of the Board of Directors and, if paid, shall be in cash rather than shares.

2011 Special Reward Program

On January 21, 2011, the Board of Directors approved a grant of awards under a special rewards program intended to retain and motivate certain employees. The awards granted aggregated: (i) 271,693 restricted stock units which vest over a two or three year period from the grant date subject to continued employment through the vesting date and subject to earlier pro-rata payout in the event of death or long-term disability; and (ii) $5 in cash incentive which vests over a one or two year period from the grant date.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Column A	Column B	Column C	Column D	Column E
	Balance at beginning of period	Additions		Deductions	Balance at end of period
		Charged to costs and expenses	Charged to other accounts
2010
Reserve for uncollectible accounts and sales credits	$50	$14	$4	$(23)	$45
Deferred tax valuation allowance	2,294	—	—	(94)	2,200
2009
Reserve for uncollectible accounts and sales credits	$58	$26	$2	$(36)	$50
Deferred tax valuation allowance	2,294	—	—	—	2,294
2008
Reserve for uncollectible accounts and sales credits	$52	$27	$3	$(24)	$58
Deferred tax valuation allowance	2,663	—	—	(369)	2,294