Form 10-K/A
period 2010-12-31
GLOBAL CROSSING LTD
filed 2011-02-28
CIK 1061322

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be issued in connection with the 2011 annual general meeting of shareholders are incorporated by reference into Part III of this Form 10-K/A.

Explanatory Note

This Amendment No. 1 to Form 10-K is being filed for the purpose of correcting a typographical error in the Consolidated Statements of Cash Flows included in the registrant’s annual report on Form 10-K for the year ended December 31, 2010 filed on February 23, 2011 (the “Original Report”). Specifically, this Amendment corrects a typographical error in the “Depreciation and amortization” line item in the Consolidated Statement of Cash Flows for the year ended December 31, 2008.

For ease of reference, this Amendment sets forth the entire Original Report as previously filed, amended only to give effect to the correction discussed above. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications of our principal executive officer and principal financial officer on Exhibits 31.1, 31.2, 32.1 and 32.2, each as of the date of filing of this Amendment.

This Amendment does not affect any other section of the Original Report and continues to speak as of the date of the Original Report.

1

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on February 28, 2011 by the undersigned, thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/s/ JOHN J. LEGERE
John J. Legere Chief Executive Officer

S-1

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

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows provided by (used in) operating activities:
Net loss	$(172)	$(141)	$(284)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(1)	—	(4)
Loss on sale of marketable securities	2	—	2
Non-cash loss on extinguishment of debt	5	15	—
Non-cash income tax provision	—	—	35
Deferred income tax	(23)	(20)	(1)
Non-cash stock compensation expense	20	18	55
Depreciation and amortization	337	340	326
Provision for doubtful accounts	3	7	6
Amortization of prior period IRUs	(25)	(22)	(15)
Deferred reorganization costs	—	(3)	(3)
Gain on pre-confirmation contingencies	—	—	(10)
Change in long term deferred revenue	33	42	83
Other	54	(28)	45
Change in operating working capital:
—Changes in accounts receivable	(2)	17	(25)
—Changes in accounts payable and accrued cost of access	(32)	(36)	49
—Changes in other current assets	3	(16)	(52)
—Changes in other current liabilities	(19)	83	(4)

Net cash provided by operating activities	183	256	203

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(167)	(174)	(192)
Purchases of marketable securities	(10)	—	(11)
Genesis acquisition, net of cash acquired	(7)	—	—
Proceeds from sale of property and equipment	—	—	10
Proceeds from sale of marketable securities	8	4	16
Change in restricted cash and cash equivalents	8	2	31

Net cash used in investing activities	(168)	(168)	(146)

Cash flows provided by (used in) financing activities:
Proceeds from short and long term debt	150	741	10
Repayment of capital lease obligations	(58)	(75)	(59)
Repayment of long term debt (including current portion)	(179)	(597)	(24)
Premium paid on extinguishment of debt	(2)	(14)	—
Finance costs incurred	(6)	(23)	—
Proceeds from sales/leasebacks	—	7	—
Proceeds from exercise of stock options	1	—	1
Payment of employee taxes on share-based compensation	(1)	(13)	(3)

Net cash provided by (used in) financing activities	(95)	26	(75)

Effect of exchange rate changes on cash and cash equivalents	(25)	3	(19)

Net increase (decrease) in cash and cash equivalents	(105)	117	(37)
Cash and cash equivalents, beginning of year	477	360	397

Cash and cash equivalents, end of year	$372	$477	$360

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