Form 10-Q
period 2011-03-31
GLOBAL CROSSING LTD
filed 2011-05-06
CIK 1061322

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the Registrant’s common stock, par value $0.01 per share, outstanding as of April 28, 2011 was 61,124,576.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share information)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$265	$372
Restricted cash and cash equivalents - current portion	4	4
Accounts receivable, net of allowances of $47 and $45	356	324
Prepaid costs and other current assets	103	91

Total current assets	728	791

Restricted cash and cash equivalents - long term	5	5
Property and equipment, net of accumulated depreciation of $1,613 and $1,514	1,189	1,179
Intangible assets, net (including goodwill of $211 and $208)	229	227
Other assets	110	108

Total assets	$2,261	$2,310

LIABILITIES:
Current liabilities:
Accounts payable	$262	$297
Accrued cost of access	91	78
Short term debt and current portion of long term debt	37	27
Obligations under capital leases - current portion	52	51
Deferred revenue - current portion	180	184
Other current liabilities	366	376

Total current liabilities	988	1,013

Long term debt	1,328	1,311
Obligations under capital leases	78	72
Deferred revenue	337	338
Other deferred liabilities	55	53

Total liabilities	2,786	2,787

SHAREHOLDERS’ DEFICIT:
Common stock, 110,000,000 shares authorized, $.01 par value, 61,064,896 and 60,497,709 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1	1
Preferred stock with controlling shareholder, 45,000,000 shares authorized, $.10 par value, 18,000,000 shares issued and outstanding	2	2
Additional paid-in capital	1,444	1,443
Accumulated other comprehensive income (loss)	(1)	15
Accumulated deficit	(1,971)	(1,938)

Total shareholders’ deficit	(525)	(477)

Total liabilities and shareholders’ deficit	$2,261	$2,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share information)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$661	$648
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(298)	(305)
Real estate, network and operations	(108)	(99)
Third party maintenance	(24)	(27)
Cost of equipment and other sales	(26)	(24)

Total cost of revenue	(456)	(455)

Gross margin	205	193
Selling, general and administrative	(121)	(116)
Depreciation and amortization	(80)	(88)

Operating income (loss)	4	(11)
Other income (expense):
Interest expense	(45)	(49)
Other income (expense), net	18	(52)

Loss before provision for income taxes	(23)	(112)
Provision for income taxes	(10)	(7)

Net loss	(33)	(119)
Preferred stock dividends	(1)	(1)

Loss applicable to common shareholders	$(34)	$(120)

Loss per common share, basic and diluted:
Loss applicable to common shareholders	$(0.56)	$(1.99)

Weighted average number of common shares	60,755,348	60,267,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows provided by (used in) operating activities:
Net loss	$(33)	$(119)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property and equipment	-	(1)
Deferred income tax	2	-
Non-cash stock compensation expense	4	5
Depreciation and amortization	80	88
Provision for doubtful accounts	1	2
Amortization of prior period IRUs	(7)	(6)
Change in long term deferred revenue	4	10
Other	(20)	62
Change in operating working capital:
- Changes in accounts receivable	(28)	(47)
- Changes in accounts payable and accrued cost of access	(27)	(6)
- Changes in other current assets	(12)	(7)
- Changes in other current liabilities	(21)	(12)

Net cash used in operating activities	(57)	(31)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(36)	(41)
Change in restricted cash and cash equivalents	-	2

Net cash used in investing activities	(36)	(39)

Cash flows provided by (used in) financing activities:
Repayment of capital lease obligations	(16)	(14)
Repayment of debt	(1)	(4)
Proceeds from sales-leasebacks	4	-
Proceeds from exercise of stock options	1	-
Payment of employee taxes on share-based compensation	(3)	(1)
Finance costs incurred	(1)	(1)

Net cash used in financing activities	(16)	(20)

Effect of exchange rate changes on cash and cash equivalents	2	(28)

Net decrease in cash and cash equivalents	(107)	(118)
Cash and cash equivalents, beginning of period	372	477

Cash and cash equivalents, end of period	$265	$359

Non-cash investing and financing activites:
Capital lease and debt obligations incurred	$30	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL CROSSING LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except countries, cities, carriers, data centers, share and per share information)

(unaudited)

1. BACKGROUND AND ORGANIZATION

Global Crossing Limited or “GCL” is a holding company with all of its revenue generated by its subsidiaries and substantially all of its assets owned by its subsidiaries. GCL and its subsidiaries (collectively, the “Company”) are a global communications service provider. The Company offers a full range of data, voice and collaboration services and delivers service to approximately 40 percent of the companies in the Fortune 500, as well as 700 carriers, mobile operators and Internet service providers around the world. The Company delivers converged IP services to more than 700 cities in more than 70 countries, and has 17 data centers located in major business centers. The Company’s operations are based principally in North America, Europe, Latin America and a portion of the Asia/Pacific region. The vast majority of the Company’s revenue is generated from monthly services. The Company reports financial results based on three separate operating segments: (i) Global Crossing (U.K.) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”); (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”); and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) (see Note 11, “Segment Reporting”).

See Note 14, “Subsequent Event”, for information related to the Agreement and Plan of Amalgamation with Level 3.

2. BASIS OF PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s 2010 annual report on Form 10-K as amended by the Company’s Form 10-K/A filed on February 28, 2011. These unaudited condensed consolidated financial statements include the accounts of the Company over which it exercises control. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results for the Company. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

Venezuelan Currency Risk

In Venezuela, the official bolivares—U.S. Dollar exchange rate established by the Venezuelan Central Bank (“BCV”) and the Venezuelan Ministry of Finance has historically attributed to the bolivar a value significantly greater than the value that prevailed on the former unregulated parallel market. The official rate is the rate used by the Comisión de Administración de Divisas (“CADIVI”), an agency of the Venezuelan government, to exchange bolivares pursuant to an official process that requires application and government approval. The Company uses the official rate to record the assets, liabilities and transactions of its Venezuelan subsidiary. Effective January 12, 2010, the Venezuelan government devalued the Venezuelan bolivar. The official rate increased from 2.15 Venezuelan bolivares to the U.S. Dollar to 4.30 for goods and services deemed “non-essential” and 2.60 for goods and services deemed “essential”. This devaluation reduced the Company’s net monetary assets (including unrestricted cash and cash equivalents) by approximately $27 based on the bolivares balances as of such date, resulting in a corresponding foreign exchange loss, included in other expense, net in the unaudited condensed Company’s consolidated statement of operations for the three months ended March 31, 2010. Effective January 1, 2011, the Venezuela government further increased the official rate for goods and services deemed “essential” to 4.30 Venezuelan bolivares to the U.S. Dollar. This change had no effect on the carrying value of the Company’s net monetary assets.

In an attempt to control inflation, on May 18, 2010, the Venezuelan government announced that the unregulated parallel currency exchange market would be shut down and that the BCV would be given control over the previously unregulated portions of the exchange market. In June 2010, a new regulated currency trading system controlled by the BCV, the Transaction System for Foreign Currency Denominated Securities (“SITME”) commenced operations and established an initial weighted average implicit exchange rate of approximately 5.30 bolivares to the U.S. Dollar. Subject to the limitations and restrictions imposed by the BCV, entities domiciled in Venezuela may access the SITME by buying U.S. Dollar denominated securities through banks authorized by the BCV. The purpose of the new regulated system is to supplement the CADIVI application and approval process with an additional process that allows for quicker and smaller exchanges.

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

At March 31, 2011, the Company had $8 of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. The Company cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. During the three months ended March 31 2011 and 2010, the Company received $2 and nil, respectively, of approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates. To date, the Company has not executed any exchanges through SITME. If the Company was to successfully avail itself of the SITME process to convert a portion of its Venezuelan subsidiary’s cash balances into U.S. Dollars, the Company would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if the Company was to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of March 31, 2011, the Company’s Venezuelan subsidiary had $44 of cash and cash equivalents, of which $4 was held in U.S. Dollars and $40 (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at March 31, 2011 (the “CADIVI rate”)) was held in Venezuelan bolivares. For the three months ended March 31, 2011, the Company’s Venezuelan subsidiary contributed approximately $14 of the Company’s consolidated revenue and $8 of the Company’s consolidated OIBDA (see Note 11, “Segment Reporting”), in each case based on the CADIVI rate. These amounts do not include any allocated corporate overhead costs or transfer pricing adjustments. As of March 31, 2011, the Company’s Venezuelan subsidiary had $42 of net monetary assets of which $5 were denominated in U.S. Dollars and $37 were denominated in Venezuelan bolivares at the CADIVI rate. As of March 31, 2011, the Company’s Venezuelan subsidiary had $76 of net assets. In light of the Venezuelan exchange control regime, none of these net assets (other than the $4 of cash denominated in U.S. Dollars and held outside of Venezuela) may be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

3. FINANCING ACTIVITIES

Financing Activities

During the three months ended March 31, 2011, the Company entered into various debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements was $17. These agreements have terms that range from 6 to 24 months with a weighted average effective interest rate of 9.9%. In addition, the Company entered into various capital leasing arrangements that aggregated $20, including $4 of proceeds from sales-leasebacks. These agreements have terms that range from 12 to 48 months with a weighted average effective interest rate of 8.9%.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, using 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2010 Excess Cash Offer, the Company made an offer in April 2011 of approximately $17, exclusive of accrued but unpaid interest. Such offer to purchase will expire on May 26, 2011 and the associated purchases are required to be completed within 150 days after December 31, 2010.

4. ACQUISITIONS

Genesis Networks Acquisition

On October 29, 2010, the Company acquired 100% of the capital stock of Genesis Networks, a privately held company providing high performance, rich media and video-based applications, serving many of the world’s major broadcasters, producers and aggregators of specialized programming. The Company paid a purchase price for Genesis Networks of approximately $8 and repaid a portion of the debt and other liabilities assumed as part of the acquisition for total consideration including direct costs of $27.

The acquired network connects 70 cities on five continents and links important international media centers through 225 on-net points. The acquisition of Genesis Networks enables us to provide value-added solutions to address specialized video transmission requirements across multiple industries. The results of Genesis Networks’ operations are included in the Company’s consolidated financial statements commencing on October 29, 2010.

Genesis Networks contributed approximately $7 of the Company’s consolidated revenue and $(2) of our consolidated net loss for the three months ended March 31, 2011.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Genesis Networks had occurred at January 1, 2010:

Three Months Ended March 31, 2010
Revenue	$655
Net loss applicable to common shareholders (1)	$(127)
Net loss applicable to common shareholders per common share - basic and diluted	$(2.11)

(1)	Net loss applicable to common shareholders was adjusted to include $4 of acquisition-related costs in the three months ended March 31, 2010.

Included in the pro forma consolidated results of operations for the three months ended March 31, 2010 are the following significant items: (i) a $6 property tax refund recorded in the U.K. which is included in real estate, network and operations in the accompanying condensed consolidated statements of operations; and (ii) a $27 foreign exchange loss as a result of the devaluation of the Venezuelan bolivar which is included in other income (expense), net in the accompanying condensed consolidated statements of operations (see Note 2, “Basis of Presentation”).

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Genesis Networks acquisition been completed as of the beginning of the period presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

5. RESTRUCTURING ACTIVITIES

At March 31, 2011 and December 31, 2010, restructuring liabilities are included in other current liabilities and other deferred liabilities in the Company’s condensed consolidated balance sheets. Below is a description of the Company’s significant restructuring plans:

2007 Restructuring Plans

During 2007, the Company adopted a restructuring plan as a result of the Impsat Fiber Networks, Inc. (“Impsat”) acquisition under which redundant Impsat employees were terminated. As a result, the Company incurred cash restructuring costs of approximately $8 for severance and related benefits. The liabilities associated with this restructuring plan have been accounted for as part of the purchase price of Impsat. As of March 31, 2011 and December 31, 2010, the remaining liability of the 2007 restructuring plan including accrued interest was $5 and $3, respectively, all related to the GC Impsat Segment. In July 2009, the Company settled a claim initiated in October 2007 by a former director and officer of Impsat to be paid out in installments through February 2011. In

February 2010, the Company settled another claim initiated in November 2007 by a former officer of Impsat which was fully paid in April 2010.

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

The undiscounted facilities closing reserve, which represents estimated future cash flows, is composed of continuing building lease obligations and broker commissions for the restructured sites (aggregating $74 as of March 31, 2011), offset by anticipated receipts from existing and future third-party subleases. As of March 31, 2011, anticipated third-party sublease receipts were $66, representing $49 from subleases already entered into and $17 from subleases projected to be entered into in the future.

The table below reflects the activity associated with the restructuring reserve relating to the restructuring plans initiated during and prior to 2003 for the three months ended March 31, 2011:

Facility Closings
(unaudited)
Balance at December 31, 2010	$10
Deductions	(1)

Balance at March 31, 2011	$9

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Accrued taxes, including value added taxes in foreign jurisdictions	$100	$105
Accrued payroll, bonus, commissions, and related benefits	69	58
Customer deposits	32	34
Accrued preferred dividends (1)	26	26
Accrued interest	25	31
Accrued real estate and related costs	14	14
Accrued third party maintenance costs	11	9
Accrued restructuring costs - current portion	9	8
Accrued professional fees	9	8
Income taxes payable	7	5
Accrued capital expenditures	4	5
Other	60	73

Total other current liabilities	$366	$376

(1)	For further information see Note 10, “Related Party Transactions.”

7. COMPREHENSIVE LOSS

The components of comprehensive loss for the periods indicated are as follows:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Net loss	$(33)	$(119)
Foreign currency translation adjustment	(16)	27

Comprehensive loss	$(49)	$(92)

8. LOSS PER COMMON SHARE

Basic loss per common share is computed as loss applicable to common shareholders divided by the weighted-average number of common shares outstanding for the period. Loss applicable to common shareholders includes preferred stock dividends of $1 for the three months ended March 31, 2011 and 2010.

Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, since the Company had net losses for the three months ended March 31, 2011 and 2010, diluted loss per common share is the same as basic loss per common share.

Diluted loss per share for the three months ended March 31, 2011 and 2010 does not include the effect of the following potential shares, as they are anti-dilutive:

Potential common shares excluded from the calculation of diluted loss per share	Three Months Ended March 31,
	2011	2010
	(in millions)
Convertible preferred stock	18	18
Employee stock awards	2	3

Diluted weighted average number of common shares	20	21

On May 30, 2006, the Company completed a public offering of $144 aggregate principal amount of 5% convertible senior notes due 2011 (the “5% Convertible Notes”) for total gross proceeds of $144. The 5% Convertible Notes which were convertible into approximately 6.3 million shares at a conversion price of $22.98 per share were not included in the above table for the three months ended March 31, 2010 as the conversion price was greater than the average market price per share. The 5% Convertible Notes were retired in the fourth quarter of 2010.

9. CONTINGENCIES

Contingencies

Amounts accrued for contingent liabilities are included in other current liabilities and other deferred liabilities at March 31, 2011 and December 31, 2010. In accordance with the accounting for contingencies as governed by ASC Topic 450, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Further, with respect to loss contingencies, where it is probable that a liability has been incurred and there is a range in the expected loss and no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Although the Company believes it has accrued for the following matters in accordance with ASC Topic 450, litigation is inherently unpredictable and it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable developments in, or resolution or disposition of, one or more of these contingencies. The following is a description of the material legal proceedings and claims involving the Company commenced or pending during the three months ended March 31, 2011. Estimates of reasonably possible losses may change from time to time and actual losses may be materially different from estimated amounts.

CenturyLink, Inc. (Qwest) Rights-of-Way Litigation

A large portion of the Company’s North American network comprises indefeasible rights of use purchased from CenturyLink, Inc. on a fiber-optic communication system constructed by CenturyLink within rights-of-way granted to certain railroads by various landowners. In May 2001, a purported class action was commenced on behalf of such landowners in the U.S. District Court for the Southern District of Illinois against CenturyLink and three of the Company’s subsidiaries, among other defendants. The complaint alleges that the railroads had only limited rights-of-way granted to them that did not include permission to install fiber-optic cable for use by CenturyLink or any other entities. The action seeks actual damages in an unstated amount and alleges that the wrongs done by the Company involve fraud, malice, intentional wrongdoing, willful or wanton conduct and/or reckless disregard for the rights of the plaintiff landowners. As a result, plaintiffs also request an award of punitive damages. The Company made a demand of CenturyLink to defend and indemnify the Company in the lawsuit. In response, CenturyLink has appointed defense counsel to protect the Company’s interests.

The plaintiffs’ claims against the Company relating to periods of time prior to the Company’s January 28, 2002 bankruptcy filing were discharged in accordance with the Company’s Plan of Reorganization. By agreement between the parties, the Plan of Reorganization preserved plaintiffs’ rights to pursue any post-confirmation claims of trespass or ejectment. If the plaintiffs were to prevail, the Company could lose its ability to operate large portions of its North American network. However, the Company believes that it would be entitled to indemnification from CenturyLink for any losses under the terms of the IRU agreement under which the Company originally purchased this capacity, and CenturyLink has reaffirmed this indemnification obligation.

Multiple attempts have been made to settle the above class action lawsuit and many similar class action lawsuits that have been pending against CenturyLink in other courts regarding the rights of way issue. In 2002, a proposed settlement was submitted to the U.S. District Court for the Northern District of Illinois and was preliminarily approved by the District Court, but rejected by the Court of Appeals for the Seventh Circuit in 2004. During 2008, the parties to the various class actions reached preliminary agreement to settle all of the pending cases and the parties submitted to the U.S. District Court for Massachusetts a motion for class certification and for approval of the proposed settlement. The District Court granted preliminary approval of the settlement and a number of objections to the settlement were filed. In a memorandum and order dated September 10, 2009, the District Court concluded that it did not have subject matter jurisdiction over the claims, denied final approval of the settlement and dismissed the case in its entirety. A number of the plaintiff groups then requested the Court to modify its decision. In a revised memorandum and order dated December 9, 2009, the Court reiterated its holding that the Court lacked subject matter jurisdiction over the claims and dismissed the case. Although the Company is not currently a defendant in any pending class action lawsuits involving the CenturyLink network, if the plaintiffs in such lawsuits were to prevail, CenturyLink could be forced to breach its contractual obligations to provide the Company with the aforementioned indefeasible rights of use.

Peruvian Tax Audit

Beginning in 2005, one of the Company’s Peruvian subsidiaries received a number of assessments for tax, penalty and interest based upon a tax examination conducted during 2004 by the Peruvian tax authorities (SUNAT) for calendar years 2001 and 2002. The SUNAT examiner took the position that the Company incorrectly documented its importations and incorrectly deducted its foreign exchange losses against its foreign exchange gains on loan balances. The total amount of the asserted claims, including potential interest and penalties, was $27, consisting of $3 for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 in connection with value-added taxes (VAT) in connection with the import of services for calendar years 2001 and 2002, $16 in connection with the disallowance of VAT credits for periods beginning in 2005 and $1 for income tax in connection with foreign exchange deductions claimed during calendar year 2002. Due to accrued interest and foreign exchange effects, the total assessments have effectively increased to $70.

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

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against subsidiaries within the GC Impsat Segment for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys fees and statutorily mandated inflation adjustments) as a result of their separation from the Company or termination of service relationships. The asserted claims aggregate approximately $57.

The Company has asserted defenses to these claims in the court proceedings denying liability and estimates that the range of loss that could reasonably be expected to result from these claims is between $12 and $18.

Brazilian Tax Claims

In November 2002 and in October 2004, the Brazilian tax authorities of the States of Parana and São Paulo, respectively, issued two tax infraction notices against Impsat’s Brazilian subsidiary for the collection of the Import Duty and the Tax on Manufactured Products, plus fines and interest that amount to approximately $11. The notices informed Impsat Brazil that the taxes were levied because a specific document (Declaração de Necessidade—“Statement of Necessity”) was not provided by Impsat Brazil at the time of importation, in breach of MERCOSUR rules. Objections were filed on behalf of Impsat Brazil arguing that the Argentine exporter (Corning Cable Systems Argentina S.A.) complied with the MERCOSUR rules. In the case of the São Paulo infraction notice, a favorable first instance decision was granted. However, due to the amount involved, the case was remitted to official compulsory review by the Federal Taxpayers Council. In the case of the Parana infraction notice, an unfavorable administrative decision was issued, and the Company will appeal such decision in court.

In December 2004, March 2009 and April 2009, the São Paulo tax authorities issued tax assessments against Impsat Brazil for the collection of Tax on Distribution of Goods and Services (“ICMS”) supposedly due on the lease of movable properties (in the case of the December 2004 and March 2009 assessments) and the sale of internet access services (in the case of the April 2009 assessment) by treating such activities as the provision of communications services, for which ICMS tax actually applies. Including penalties and interest, these assessments amount to approximately $39. Impsat Brazil filed objections to these assessments, arguing that the lease of assets and the provision of internet access are not communication services subject to ICMS. The objection to the December 2004 assessment was rejected in the State Administrative Court, and the Company will appeal such decision. The objections to the March and April 2009 assessments are still pending final administrative decisions.

The Company believes there are reasonable grounds to have all of the Brazilian tax assessments cancelled and estimates that the range of loss that could reasonably be expected to result from these assessments is between nil and $10.

Paraguayan Government Contract Claim

In 2005 and 2003, respectively, the National Telecommunications Commission of Paraguay (“CONATEL”) commenced separate administrative investigations against a joint venture (“JV 1”) between GC Impsat’s Argentine subsidiary and Electro Import S.A. and another joint venture (“JV 2”) between GC Impsat’s Argentine subsidiary and Loma Plata S.A. Both administrative investigations involve alleged breaches by the joint ventures of their obligations under government contracts relating to the installation and operation of public telephones and/or phone booths in Paraguay and under the regulatory licenses under which they operate. JV 1 and JV 2 have asserted various defenses in pending administrative proceedings relating to these matters. The Company estimates that $10 is the maximum loss that the Company could reasonably be expected to incur as a result of these matters.

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

On January 14, 2011, the Company filed a motion for summary judgment asserting that the customer is not entitled to recover any damages (other than those based on rescission-type theories) because it is precluded by the limitation of liability provisions in the contract and applicable law. Briefing on this motion is continuing and a hearing is scheduled for May 5, 2011. Additional procedural motions regarding discovery and evidentiary issues will also be heard by the Court at that time. Trial is anticipated to be held in mid-2011. The lower end of the customer’s most recent damage estimate is approximately $150, and it has alleged damages substantially in excess of that amount. While the final outcome of this matter is uncertain, the Company believes it has good defenses to limit substantially the amount of damages recoverable by the customer, including defenses based upon the limitation of liability provisions in the contract.

Brazilian Municipal Telecommunications Services Fees

In April and May 2010, the Company’s Brazilian subsidiaries received collection notifications from the municipality of Rio de Janeiro regarding fees in the amount of approximately $80 for the use of public space (including both air space and underground space) relating to ducts containing telecommunications cables. The Company is challenging the fees on multiple grounds, including the lack of objective criteria for the calculation of the fees, the existence of prior court injunctions barring collection of the fees and the unconstitutionality of the assessment. On August 26, 2010, a justice of the Brazilian Supreme Court ruled unconstitutional a decree of the municipality that purported to tax the use of public air space and subsoil for the installation and passage of equipment utilized to provide telecommunication services. An interlocutory appeal was filed requesting a review by the full Brazilian Supreme Court. The appeal was denied in February 2011. Separately, the Company requested the municipality to suspend collection of the fees until final resolution of the asserted objections. This request was granted as to one of the Company’s Brazilian subsidiaries that had been assessed a fee of $70, and the Company expects the request to be granted as to the other Brazilian subsidiary that had been assessed the remaining $10 fee. Based on subsequent developments and analyses conducted after receipt of the collection notices, the Company does not at this time believe that this matter can reasonably be expected to result in a material loss.

10. RELATED PARTY TRANSACTIONS

Commercial and other relationships between the Company and ST Telemedia

During the three months ended March 31, 2011 and 2010, the Company received approximately $1 and $2, respectively, of collocation services from subsidiaries and affiliates of Singapore Technologies Telemedia Pte. Ltd. (“ST Telemedia”). Additionally, during the three months ended March 31, 2011 and 2010, the Company accrued dividends of $1 related to preferred stock held by affiliates of ST Telemedia.

As of March 31, 2011 and December 31, 2010, the Company had approximately $27 due to ST Telemedia and its subsidiaries and affiliates and in each case nil and nil due from ST Telemedia and its subsidiaries and affiliates. The amounts due to ST Telemedia and its subsidiaries and affiliates primarily relate to dividends accrued on the Company’s 2% cumulative senior convertible preferred stock, and are included in “other current liabilities” in the accompanying condensed consolidated balance sheets.

11. SEGMENT REPORTING

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

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the United Kingdom (“U.K.”). The GC Impsat Segment is a provider of telecommunication services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all the operations of Global Crossing Limited and its subsidiaries excluding the GCUK and GC Impsat Segments and comprises operations primarily in North America, with smaller operations in Europe, Latin America, and a portion of the Asia/Pacific region. This segment also includes our subsea fiber network, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services including data, IP and voice products. The services provided by all the Company’s segments support a migration path to a fully converged IP environment.

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

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Revenues from external customers
GCUK	$114	$120
GC Impsat	150	130
ROW	397	398

Total consolidated	$661	$648

Intersegment revenues
GC Impsat	$2	$2
ROW	6	4

Total	$8	$6

Total segment operating revenues
GCUK	$114	$120
GC Impsat	152	132
ROW	403	402
Less: intersegment revenues	(8)	(6)

Total consolidated segments	$661	$648

	Three Months Ended March 31,
	2011	2010
	(unaudited)
OIBDA
GCUK	$18	$30
GC Impsat	49	40
ROW	17	7

Total consolidated segments	$84	$77

A reconciliation of OIBDA to income (loss) applicable to common shareholders follows:

	Three Months Ended March 31, 2011
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$18	$49	$17	$-	$84
Depreciation and amortization	(16)	(20)	(44)	-	(80)

Operating income (loss)	2	29	(27)	-	4
Interest income	2	1	3	(6)	-
Interest expense	(15)	(3)	(33)	6	(45)
Other income, net	7	1	10	-	18
Provision for income taxes	-	(9)	(1)	-	(10)
Preferred stock dividends	-	-	(1)	-	(1)

Income (loss) applicable to common shareholders	$(4)	$19	$(49)	$-	$(34)

	Three Months Ended March 31, 2010
	GCUK	GC Impsat	ROW	Eliminations	Total Consolidated
			(unaudited)
OIBDA	$30	$40	$7	$-	$77
Depreciation and amortization	(17)	(24)	(47)	-	(88)

Operating income (loss)	13	16	(40)	-	(11)
Interest income	2	1	4	(7)	-
Interest expense	(14)	(7)	(35)	7	(49)
Other expense, net	(13)	(28)	(11)	-	(52)
Provision for income taxes	-	(6)	(1)	-	(7)
Preferred stock dividends	-	-	(1)	-	(1)

Loss applicable to common shareholders	$(12)	$(24)	$(84)	$-	$(120)

	March 31, 2011	December 31, 2010
	(unaudited)
Total Assets
GCUK	$534	$564
GC Impsat	807	845
ROW	1,376	1,430

Total segments	2,717	2,839
Less: Intercompany loans and accounts receivable	(456)	(529)

Total consolidated assets	$2,261	$2,310

	March 31, 2011	December 31, 2010
	(unaudited)
Unrestricted Cash
GCUK	$59	$76
GC Impsat	116	170
ROW	90	126

Total consolidated unrestricted cash	$265	$372

	March 31, 2011	December 31, 2010
	(unaudited)
Restricted Cash
ROW	$9	$9

Total consolidated restricted cash	$9	$9

Eliminations include intersegment eliminations and other reconciling items.

The Company accounts for intersegment sales of products and services at current market prices.

12. FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accrued expenses and obligations under capital leases approximate their fair value (see Note 2, “Basis of Presentation” regarding the January 12, 2010 devaluation of the Venezuelan bolivar by the Venezuelan government). The fair values of the Company’s debt instruments are based on market quotes and management estimates. Management believes the carrying value of other debt approximates fair value as of March 31, 2011 and December 31, 2010, respectively.

The fair values of our debt instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(unaudited)
12% Senior Secured Notes	$737	$853	$737	$846
GCUK Senior Secured Notes	441	453	431	444
9% Senior Notes	150	152	150	150
Other debt	37	37	20	20

13. GUARANTEES OF PARENT COMPANY DEBT

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

During the first quarter of 2011, the Company’s Colombian subsidiary became a Guarantor of the 12% Senior Secured Exchange Notes and the Original 9% Senior Notes and has been reflected in the Guarantor subsidiaries column of the condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011. For the three months ended March 31, 2011 and 2010, the Company’s Colombian subsidiary contributed approximately $21 and $20, respectively, of the Company’s consolidated revenue and nil and $(1), respectively, of the Company’s consolidated net loss. As of March 31, 2011 and December 31, 2010, the Company’s Colombian subsidiary had approximately $44 and $45, respectively, of net assets.

Condensed Consolidated Balance Sheet

	March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1	$186	$78	$-	$265
Restricted cash and cash equivalents - current portion	-	4	-	-	4
Accounts receivable, net of allowances	-	280	76	-	356
Accounts and loans receivable from affiliates	324	185	226	(735)	-
Prepaid costs and other current assets	-	61	43	(1)	103

Total current assets	325	716	423	(736)	728

Restricted cash and cash equivalents - long term	-	5	-	-	5
Property and equipment, net of accumulated depreciation	1	879	309	-	1,189
Intangible assets, net	-	201	28	-	229
Investments in subsidiaries	(505)	(226)	-	731	-
Loans receivable from affiliates	610	96	52	(758)	-
Other assets	29	56	25	-	110

Total assets	$460	$1,727	$837	$(763)	$2,261

LIABILITIES:
Current liabilities:
Accounts payable	$1	$196	$65	$-	$262
Accrued cost of access	-	75	16	-	91
Accounts and loans payable to affiliates	31	532	172	(735)	-
Short term debt and current portion of long term debt	-	19	18	-	37
Obligations under capital leases - current portion	-	41	11	-	52
Deferred revenue - current portion	-	127	53	-	180
Other current liabilities	56	184	126	-	366

Total current liabilities	88	1,174	461	(735)	988

Loans payable to affiliates	10	661	87	(758)	-
Long term debt	887	18	423	-	1,328
Obligations under capital leases	-	62	16	-	78
Deferred revenue	-	272	66	(1)	337
Other deferred liabilities	-	45	10	-	55

Total liabilities	985	2,232	1,063	(1,494)	2,786

SHAREHOLDERS’ DEFICIT:
Total shareholders’ deficit	(525)	(505)	(226)	731	(525)

Total liabilities and shareholders’ deficit	$460	$1,727	$837	$(763)	$2,261

Condensed Consolidated Balance Sheet

	December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$2	$261	$109	$-	$372
Restricted cash and cash equivalents - current portion	-	4	-	-	4
Accounts receivable, net of allowances	-	243	81	-	324
Accounts and loans receivable from affiliates	325	184	233	(742)	-
Prepaid costs and other current assets	-	51	41	(1)	91

Total current assets	327	743	464	(743)	791

Restricted cash and cash equivalents - long term	-	5	-	-	5
Property and equipment, net of accumulated depreciation	-	834	345	-	1,179
Intangible assets, net	-	178	49	-	227
Investments in subsidiaries	(494)	(180)	-	674	-
Loans receivable from affiliates	653	107	54	(814)	-
Other assets	29	55	24	-	108

Total assets	$515	$1,742	$936	$(883)	$2,310

LIABILITIES:
Current liabilities:
Accounts payable	$1	$205	$91	$-	$297
Accrued cost of access	-	66	12	-	78
Accounts and loans payable to affiliates	27	537	178	(742)	-
Short term debt and current portion of long term debt	-	9	18	-	27
Obligations under capital leases - current portion	-	36	15	-	51
Deferred revenue - current portion	-	123	61	-	184
Other current liabilities	68	176	132	-	376

Total current liabilities	96	1,152	507	(742)	1,013

Loans payable to affiliates	9	707	98	(814)	-
Long term debt	887	9	415	-	1,311
Obligations under capital leases	-	53	19	-	72
Deferred revenue	-	272	67	(1)	338
Other deferred liabilities	-	43	10	-	53

Total liabilities	992	2,236	1,116	(1,557)	2,787

SHAREHOLDERS’ DEFICIT:
Total shareholders’ deficit	(477)	(494)	(180)	674	(477)

Total liabilities and shareholders’ deficit	$515	$1,742	$936	$(883)	$2,310

Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Revenue	$-	$516	$145	$-	$661
Revenue - affiliates	-	5	12	(17)	-

Total revenue	-	521	157	(17)	661

Cost of revenue	(6)	(352)	(98)	-	(456)
Cost of revenue - affiliates	-	(12)	(5)	17	-

Total cost of revenue	(6)	(364)	(103)	17	(456)

Gross margin	(6)	157	54	-	205

Selling, general and administrative	(6)	(94)	(21)	-	(121)
Depreciation and amortization	-	(59)	(21)	-	(80)

Operating income (loss)	(12)	4	12	-	4

Other income (expense):
Interest income - affiliates	-	1	2	(3)	-
Interest expense	(27)	(7)	(11)	-	(45)
Interest expense - affiliates	-	(2)	(1)	3	-
Other income, net	-	12	6	-	18
Income from equity investments in subsidiaries	6	8	-	(14)	-

Income (loss) before provision for income taxes	(33)	16	8	(14)	(23)

Provision for income taxes	-	(10)	-	-	(10)

Net income (loss)	(33)	6	8	(14)	(33)

Preferred stock dividends	(1)	-	-	-	(1)

Income (loss) applicable to common shareholders	$(34)	$6	$8	$(14)	$(34)

	Three Months Ended March 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Revenue	$-	$478	$170	$-	$648
Revenue - affiliates	-	5	13	(18)	-

Total revenue	-	483	183	(18)	648

Cost of revenue	(6)	(341)	(108)	-	(455)
Cost of revenue - affiliates	-	(13)	(5)	18	-

Total cost of revenue	(6)	(354)	(113)	18	(455)

Gross margin	(6)	129	70	-	193

Selling, general and administrative	(8)	(79)	(29)	-	(116)
Depreciation and amortization	(1)	(60)	(27)	-	(88)

Operating income (loss)	(15)	(10)	14	-	(11)

Other income (expense):
Interest income - affiliates	-	1	2	(3)	-
Interest expense	(28)	(5)	(16)	-	(49)
Interest expense - affiliates	-	(2)	(1)	3	-
Other expense, net	-	(37)	(15)	-	(52)
Loss from equity investments in subsidiaries	(76)	(17)	-	93	-

Loss before provision for income taxes	(119)	(70)	(16)	93	(112)

Provision for income taxes	-	(6)	(1)	-	(7)

Net loss	(119)	(76)	(17)	93	(119)

Preferred stock dividends	(1)	-	-	-	(1)

Loss applicable to common shareholders	$(120)	$(76)	$(17)	$93	$(120)

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Cash flows provided by (used in) operating activities	$(46)	$5	$(16)	$-	$(57)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(1)	(26)	(9)	-	(36)
GC Colombia cash transfer to Guarantor Subsidiaries	-	9	(9)	-	-
Loans made to affiliates	-	(1)	-	1	-
Loan repayments from affiliates	45	-	-	(45)	-

Net cash flows provided by (used in) investing activities	44	(18)	(18)	(44)	(36)

Cash flows provided by (used in) financing activities:
Repayment of capital lease obligations	-	(13)	(3)	-	(16)
Repayment of debt	-	(1)	-	-	(1)
Finance costs incurred	(1)	-	-	-	(1)
Proceeds from sales-leasebacks	-	-	4	-	4
Proceeds from exercise of stock options	1	-	-	-	1
Payment of employee taxes on share-based compensation	-	(3)	-	-	(3)
Proceeds from affiliate loans	1	-	-	(1)	-
Repayment of loans from affiliates	-	(45)	-	45	-

Net cash flows provided by (used in) financing activities	1	(62)	1	44	(16)

Effect of exchange rate changes on cash and cash equivalents	-	-	2	-	2

Net decrease in cash and cash equivalents	(1)	(75)	(31)	-	(107)
Cash and cash equivalents, beginning of period	2	261	109	-	372

Cash and cash equivalents, end of period	$1	$186	$78	$-	$265

	Three Months Ended March 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(unaudited)
Cash flows provided by (used in) operating activities	$(62)	$43	$(12)	$-	$(31)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	-	(30)	(11)	-	(41)
Loans made to affiliates	(1)	(20)	-	21	-
Change in restricted cash and cash equivalents	-	5	(3)	-	2

Net cash flows used in investing activities	(1)	(45)	(14)	21	(39)

Cash flows provided by (used in) financing activities:
Repayment of capital lease obligations	-	(10)	(4)	-	(14)
Repayment of debt	-	(2)	(2)	-	(4)
Finance costs incurred	(1)	-	-	-	(1)
Payment of employee taxes on share-based compensation	-	(1)	-	-	(1)
Proceeds from affiliate loans	-	1	20	(21)	-

Net cash flows provided by (used in) financing activities	(1)	(12)	14	(21)	(20)

Effect of exchange rate changes on cash and cash equivalents	-	(27)	(1)	-	(28)

Net decrease in cash and cash equivalents	(64)	(41)	(13)	-	(118)
Cash and cash equivalents, beginning of period	95	293	89	-	477

Cash and cash equivalents, end of period	$31	$252	$76	$-	$359

14. SUBSEQUENT EVENT

On April 10, 2011, GCL entered into an Agreement and Plan of Amalgamation (the “Plan of Amalgamation”) with Level 3 Communications, Inc., a Delaware corporation (“Level 3”), and Apollo Amalgamation Sub, Ltd., a Bermuda company and wholly-owned subsidiary of Level 3 (“Amalgamation Sub”), pursuant to which GCL and Amalgamation Sub will be amalgamated under Bermuda law with the surviving amalgamated company continuing as a subsidiary of Level 3 (the “Amalgamation”). Under the terms and subject to the conditions of the Plan of Amalgamation, each share of capital stock of GCL will be converted into 16 shares of common stock of Level 3 (and, in the case of GCL’s preferred shares, the right to receive accrued and unpaid dividends thereon). The Plan of Amalgamation contains customary representations and warranties and covenants, including, among others, agreements by each of the Company and Level 3 (i) to continue conducting its respective businesses in the ordinary course, consistent with past practices and in compliance with applicable law, during the interim period between the execution of the Plan of Amalgamation and consummation of the Amalgamation and (ii) not to engage in certain specified kinds of transactions during that period, including equity and debt financings (other than capital leases so long as the Company’s aggregate outstanding capital lease obligations do not at any time exceed $153), capital expenditures, loans, acquisitions, and the repurchase of shares of the Company’s parent’s common stock. The Plan of Amalgamation is subject to certain closing conditions, including the approval of the stockholders of each of GCL and Level 3 and receipt of certain regulatory and governmental approvals. The consummation of the Amalgamation would constitute a “Change of Control” under and as defined in the indentures for the 12% Senior Secured Notes, GCUK Senior Secured Notes and 9% Senior Notes. Pursuant to the indentures, within 30 days following any Change of Control, the Company is required to commence an offer to purchase all of the then outstanding 12% Senior Secured Notes, GCUK Senior Secured Notes and 9% Senior Notes at a purchase price equal to 101% of the principal amounts thereof, plus accrued interest, if any, thereon to the date of purchase. For more information related to the Plan of Amalgamation, see Part II, Item 6. - Exhibit 2.1, “Agreement and Plan of Amalgamation”, filed as part of this quarterly report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2010 as amended by our Form 10-K/A filed on February 28, 2011.

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q contains certain “forward-looking statements,” as such term is defined in Section 21E of the Exchange Act of 1934. These statements set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have attempted to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “could” and similar expressions in connection with any discussion of future events or future operating or financial performance or strategies. Such forward-looking statements include, but are not limited to, statements regarding:

•

the anticipated consummation of the transactions contemplated by the Amalgamation Agreement with Level 3 Communications, Inc. and the impact thereof, including financial and operating results and synergy benefits that may be realized from the transaction and the timeframe for realizing those benefits;

•

our services, including the development and deployment of data products and services as well as video transmission and Internet “cloud-based” services based on internet protocol (“IP”) and other technologies and strategies to expand our targeted customer base and broaden our sales channels and the opening and expansion of our data center and collocation services;

•	the operation of our network, including with respect to the development of IP-based services, data center and collocation services and video transmission and Internet “cloud-based” services;

•

our liquidity and financial resources, including anticipated capital expenditures, funding of capital expenditures, anticipated levels of indebtedness, and the ability to refinance indebtedness and raise capital through financing activities, including capital leases and similar financings;

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

Risks Related to the Plan of Amalgamation and Consummation of the Transactions Contemplated Thereby

•

There can be no assurance that the Amalgamation will occur, or will occur on the timetable contemplated, as a result of a variety of factors, including the failure to obtain shareholder or any required regulatory approval, litigation relating to the

Amalgamation, the failure of Level 3 to obtain the requisite financing to consummate the Amalgamation, or the failure of one or more of the closing conditions set forth in the Plan of Amalgamation. If the Amalgamation is not consummated, our share price will change to the extent that the current market price of our common stock reflects an assumption that the Amalgamation will be completed. A failed Amalgamation may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the Amalgamation, including any adverse changes in our relationships with our customers, partners and employees, could continue or accelerate in the event of a failed Amalgamation.

•

The Company’s expectations regarding the impact of the Amalgamation, including financial and operating results and synergy benefits that may be realized from the Amalgamation and the timeframe for realizing those benefits, may not be achieved.

•	If consummated, the Amalgamation will change the risk profile of the Company (see Level 3’s, filings with the SEC for a discussion of some of the new risks that could apply at that time).

•

The interim operating covenants in the Plan of Amalgamation limit our financial and operational flexibility unless we obtain Level 3’s consent. These covenants include, among others, agreements by the Company (i) to continue conducting its businesses in the ordinary course, consistent with past practice and in compliance with applicable law, during the interim period between the execution of the Plan of Amalgamation and consummation of the Amalgamation and (ii) not to engage in certain specified kinds of transactions during that period, including equity and debt financings (other than capital leases so long as the Company’s aggregate outstanding capital lease obligations do not at any time exceed $153 million), capital expenditures, loans, acquisitions, and the repurchase of shares of our parent’s common stock. These covenants would require us to obtain Level 3’s consent to raise funding needed for general corporate purposes if such funding becomes necessary during the period prior to the consummation of the Amalgamation, which could be delayed due to the need for regulatory approvals or otherwise. These covenants would also require us to obtain Level 3’s consent in order to take advantage of opportunities to strategically enhance, expand or change our operations or to improve our capital structure and exploit favorable credit market opportunities.

•

Some of our customers may delay, reduce or even cease making purchases from us, including IRUs and prepaid services, until they determine whether the Amalgamation will affect our products or services, including, but not limited to, pricing, performance and support. Current and prospective customers may give greater priority to products of our competitors because of uncertainty about our ability to meet their needs. This could negatively impact our revenues, earnings and cash flows regardless of whether the Amalgamation is completed.

•

The announcement and pendency of the proposed Amalgamation could cause disruptions in our business in that our current and prospective employees may experience uncertainty about their future roles with Level 3, which might adversely affect our ability to retain key personnel and attract new personnel. Key employees may depart either before or after the Amalgamation because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Level 3 following the Amalgamation. The pendency of the Amalgamation could divert the time and attention of our management and key personnel from our ongoing business operations and other opportunities that could have been beneficial to us. These disruptions may increase over time until the closing of the Amalgamation.

Risks Related to Liquidity and Financial Resources

•

We face a number of risks related to global economic conditions and global credit markets. Turbulence in the U.S. and international markets and economies and declines in business and consumer spending may adversely affect our liquidity and financial condition.

•

For most periods since our inception, we have incurred substantial operating losses and there can be no assurance that our business will generate sufficient cash flow from operations, that currently anticipated operating improvements will be realized on schedule, or that future borrowings will be available to us in an amount sufficient to fund our liquidity needs. These risks may be exacerbated by the factors described above under “Risks Related to the Plan of Amalgamation and Consummation of the Transactions Contemplated Thereby.”

•	Our substantial indebtedness may have adverse consequences for our business.

•	We may not be able to repay our existing indebtedness with cash flows from operations.

•	We may not be able to achieve anticipated economies of scale, which could prevent us from realizing necessary improvements in profitability and cash flows.

•

The larger dollar amounts and long sales cycles typically associated with IRU sales increase the volatility of our quarter-to-quarter cash flow results. In addition, if customers that traditionally buy long-term IRUs with significant upfront payments were to switch to payment over time lease structures or were to forego or significantly curtail such purchases, our liquidity would be adversely affected.

•

Cost of access represents our single largest expense and gives rise to material current liabilities. If access vendors demand that we pay for services on a more timely basis to a greater degree than anticipated, our long-term liquidity requirements would be adversely affected.

•

The covenants in our major debt instruments limit our financial and operational flexibility. Such debt instruments generally contain covenants and events of default that are customary for high-yield debt facilities. These covenants also impose significant restrictions on the ability of entities in our ROW and GC Impsat Segments from making intercompany funds transfers to entities in our GCUK Segment and vice versa, and, in some cases, the ability of entities in our ROW and GC

Impsat segments to make intercompany funds transfers to other entities in those segments. Additionally, the certificate of designations governing our 2% cumulative preferred shares requires the holder’s approval for certain major corporate actions by us and/or our subsidiaries.

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

•

GCL and its Bermuda incorporated subsidiaries have received an exemption, until March 2016, from the imposition of income and similar taxes under Bermuda law, although such exemption does not apply to Bermuda residents or to taxes payable in relation to land leased in Bermuda. The Ministry of Finance in Bermuda has indicated that the Ministry will extend the term of the assurance beyond 2016. However, we can give no assurance as to the length of any such extension.

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

•

Many countries, including the U.K., and various other members of the European Union, have announced austerity measures aimed at reducing costs in a wide range of areas, including telecommunications. The implementation of pricing actions and the reduction of spending by governmental entities could have a negative effect on our future revenue performance, in particular, that of the GCUK Segment.

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

•

Our recent capital expenditure levels may not be sustainable in the future, particularly as our business continues to grow. Our ability to fund future capital expenditures may be limited by our ability to generate sufficient cash flow, including raising any necessary financings which could prove to be difficult if conditions in the credit markets deteriorate.

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

•

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and other anticorruption laws, and our failure to comply therewith could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

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

For a more detailed description of many of these risks and important additional risk factors, see Item 1A, “Business—Cautionary Factors That May Affect Future Results,” in our annual report on Form 10-K for the year ended December 31, 2010 as amended by our Form 10-K/A filed on February 28, 2011.

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

We report our financial results based on three separate operating segments: (i) Global Crossing (U.K.) Telecommunications Ltd (“GCUK”) and its subsidiaries (collectively, the “GCUK Segment”) which provides services to customers primarily based in the U.K.; (ii) GC Impsat Holdings I Plc (“GC Impsat”) and its subsidiaries (collectively, the “GC Impsat Segment”) which provides services to customers in Latin America; and (iii) GCL and its other subsidiaries (collectively, the “Rest of World Segment” or “ROW Segment”) which represents all our operations outside of the GCUK Segment and the GC Impsat Segment and operates primarily in North America, with smaller operations in Europe, Latin America, and a portion of the Asia/Pacific region. This segment also includes our subsea fiber network. See below in this Item 2 and Note 11, “Segment Reporting,” to our condensed consolidated financial statements included in this quarterly report on Form 10-Q for further information regarding our operating segments.

On April 10, 2011, GCL entered into an Agreement and Plan of Amalgamation (the “Plan of Amalgamation”) with Level 3 Communications, Inc., a Delaware corporation (“Level 3”), and Apollo Amalgamation Sub, Ltd., a Bermuda company and wholly-owned subsidiary of Level 3 (“Amalgamation Sub”), pursuant to which GCL and Amalgamation Sub will be amalgamated under Bermuda law with the surviving amalgamated company continuing as a subsidiary of Level 3 (the “Amalgamation”). Under the terms and subject to the conditions of the Plan of Amalgamation, each share of capital stock of GCL will be converted into 16 shares of common stock of Level 3 (and, in the case of GCL’s preferred shares, the right to receive accrued and unpaid dividends thereon). The Plan of Amalgamation contains customary representations and warranties and covenants, and is subject to certain closing conditions including receipt of certain regulatory and governmental approvals.

See “The Plan of Amalgamation” below in this Item 2 for further information about the Plan of Amalgamation.

First Quarter 2011 Highlights

Revenue from our enterprise, carrier data and indirect sales channel (sometimes referred to as “invest and grow” in our press releases pertaining to financial results), which is the primary focus of our business strategy, increased $33 million, or 6%, to $587 million in the first quarter of 2011 compared to $554 million in the same period in 2010. This increase was primarily driven by additional enterprise, carrier data and indirect channel sales driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets. This increase included $4 million of favorable foreign exchange impacts and $7 million as a result of the acquisition of Genesis Networks on October 29, 2010.

Consolidated OIBDA, which is a key measure we use to evaluate our profitability and operating performance, increased $7 million, or 9%, to $84 million in the first quarter of 2011 compared to $77 million in the same period in 2010. Our consolidated OIBDA increased primarily as a result of: (i) revenue growth and improved sales mix; (ii) lower accrued annual incentive compensation; and (iii) $2 million of favorable foreign exchange impacts. The increase in our consolidated OIBDA was partially offset by higher payroll costs.

Our consolidated Free Cash Flow, which is a relevant indicator of our ability to generate cash to pay debt and a key measure we use to evaluate our liquidity, decreased $21 million, or 29%, to negative $93 million in the first quarter of 2011 compared to negative $72 million in the same period in 2010. This decrease was primarily due to lower receipts from the sale of IRUs and prepaid services and higher cash payments for interest, partially offset by higher OIBDA.

See “Use of Certain non-U.S. GAAP Measures” below in this Item 2 for further information about OIBDA and Free Cash Flow.

Use of Certain non-U.S. GAAP Measures

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

See Note 11, “Segment Reporting,” in the accompanying condensed consolidated financial statements for a reconciliation of OIBDA to income (loss) applicable to common shareholders.

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

The following table provides a reconciliation of Free Cash Flow, which is considered a non-U.S. GAAP financial measure, to net cash used in operating activities:

	Three Months Ended March 31,		$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
		(in millions)
Free cash flow	$(93)	$(72)	$(21)	(29%)
Purchases of property and equipment	36	41	(5)	(12%)

Net cash used in operating activities	$(57)	$(31)	$(26)	(84%)

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

References to U.S. GAAP in this quarterly report are to the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM, (the “Codification” or “ASC”).

Certain of our accounting policies are deemed “critical,” as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a full description of our significant accounting policies, see Note 2, “Basis of Presentation and Significant Accounting Policies,” in our annual report on Form 10-K for the year ended December 31, 2010 (as amended by the Company’s Form 10-K/A filed on February 28, 2011), as management believes that there have been no significant changes regarding our critical accounting policies since such time.

Unaudited results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

Consolidated Results

	Three Months Ended March 31,		$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
		(in millions)
Revenue	$661	$648	$13	2%
Cost of revenue (excluding depreciation and amortization, shown separately below):
Cost of access	(298)	(305)	(7)	(2%)
Real estate, network and operations	(108)	(99)	9	9%
Third party maintenance	(24)	(27)	(3)	(11%)
Cost of equipment and other sales	(26)	(24)	2	8%

Total cost of revenue	(456)	(455)

Gross margin	205	193
Selling, general and administrative	(121)	(116)	5	4%
Depreciation and amortization	(80)	(88)	(8)	(9%)

Operating income (loss)	4	(11)
Other income (expense):
Interest expense	(45)	(49)	(4)	(8%)
Other Income (expense), net	18	(52)	70	N	M

Loss before provision for income taxes	(23)	(112)
Provision for income taxes	(10)	(7)	3	43%

Net loss	(33)	(119)
Preferred stock dividends	(1)	(1)	-	N	M

Loss applicable to common shareholders	$(34)	$(120)

NM—zero balances and comparisons from positive to negative numbers are not meaningful.

Discussion of all significant variances:

Revenue.

	Three Months Ended March 31,		$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
		(in millions)
Enterprise, carrier data and indirect sales channel	$587	$554	$33	6%
Carrier voice	74	94	(20)	(21%)

Consolidated revenues	$661	$648	$13	2%

Our consolidated revenues are separated into two businesses based on our target markets and sales structure: (i) enterprise, carrier data and indirect sales channel and (ii) carrier voice.

The enterprise, carrier data and indirect sales channel business consists of: (i) the provision of IP, voice, data center and collaboration services to all customers other than carriers and consumers; (ii) the provision of data products, including IP, transport and capacity services, to carrier customers; and (iii) the provision of voice, data and managed services to or through business relationships with other carriers, sales agents and system integrators. The carrier voice business consists of the provision of predominantly United States domestic and international long distance voice services to carrier customers. We continue to emphasize margin optimization over revenue growth for our non-strategic carrier voice business.

Our consolidated revenue increased in the three months ended March 31, 2011 compared with the same period in 2010 primarily due to additional enterprise, carrier data and indirect channel sales driven by growth in the existing customer base and the acquisition of new customers in specific enterprise and carrier target markets and included $4 million of favorable foreign exchange impacts and $7 million as a result of the acquisition of Genesis Networks on October 29, 2010. This increase was partially offset by a decline in our carrier voice business.

Our sales order levels are a key indicator of continuing strength in customer demand for our services. The average monthly estimated gross value for sales orders was $4.8 million in the three months ended March 31, 2011 compared with $4.4 million in the three months ended December 31, 2010. New orders include value-added, integrated solutions, to enterprises with multinational requirements which offer us significant growth opportunity. Sales orders are used by management as a leading business indicator offering insight into near term revenue trends. The gross values of these monthly recurring orders are estimated based on new business acquired, and they exclude the effects of the replacement of existing services with new services, credits and attrition (defined as customer disconnects, price reductions on contract renegotiations and customer usage declines). Other key metrics used by management are revenue attrition and pricing trends for products in our enterprise, carrier data and indirect sales channel. Revenue attrition, which is typically higher in the first quarter of each year due to the large number of customer contracts with calendar year-end expiration dates, was slightly higher in the first quarter of 2011 than in the first quarter of 2010, but remained below 2%. This year-over-year increase in attrition was principally due to several large multi-year contracts that had year-end 2010 expiration dates and were renewed with lower pricing. Revenue attrition generally results from market dynamics and not customer dissatisfaction. Pricing for our IP services and managed services products continues to decline at a relatively modest rate, while pricing for specific data products such as high-speed transit and capacity services (specifically internet access arrangements used by content delivery and broadband service providers) is declining at a greater rate.

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

Cost of Access.

	Three Months Ended March 31,		$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
		(in millions)
Enterprise, carrier data and indirect sales channel	$231	$222	$9	4%
Carrier voice	67	83	(16)	(19%)

Consolidated cost of access	$298	$305	$(7)	(2%)

Cost of access decreased in the three months ended March 31, 2011 compared with the same period in 2010. The decrease in our consolidated cost of access was driven by: (i) lower carrier voice sales revenue and our cost reduction initiatives; and (ii) $3 million of costs associated with a subsea cable repair recorded in the first quarter of 2010. The decrease in our cost of access was partially offset by higher enterprise, carrier data and indirect channel sales revenue and $5 million of incremental costs as a result of the acquisition of Genesis Networks on October 29, 2010.

Real Estate, Network and Operations. Real estate, network and operations increased in the three months ended March 31, 2011 compared with the same period in 2010 primarily due to: (i) higher real estate costs driven by a $6 million property tax refund in the U.K. recorded in the first quarter of 2010; (ii) $4 million of higher payroll costs principally driven by: (a) higher employee severance charges; (b) salary increases and reinstatement of the Company matching contribution under the U.S. defined contribution plan; and (c) increased headcount primarily as a result of the acquisition of Genesis Networks on October 29, 2010; and (iii) a $4 million insurance recovery in the U.K. recorded in the first quarter of 2010. These increases were partially offset by: (i) a $4 million favorable adjustment in provisions for contingent liabilities resulting from a favorable judicial ruling recorded in the first quarter of 2011; and (ii) $2 million of lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2011.

Third Party Maintenance. Third party maintenance decreased in the three months ended March 31, 2011 compared with the same period in 2010 primarily due to: (i) $1 million of costs associated with a subsea cable repair recorded in the first quarter of 2010; and (ii) lower recurring maintenance costs due to contract renegotiations and cost reduction initiatives.

Cost of equipment and other sales. Cost of equipment and other sales increased in the three months ended March 31, 2011 compared with the same period of 2010 primarily due to higher equipment sales and professional services costs.

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

The increase in SG&A in three months ended March 31, 2011 compared with the same period in 2010 was primarily due to: (i) $8 million of higher salaries and benefits principally driven by: (a) higher employee severance charges; (b) salary increases and reinstatement of the Company matching contribution under the U.S. defined contribution plan; and (c) increased headcount, including the inclusion of Genesis Networks in our results since October 29, 2010; and (ii) $2 million of higher professional fees. The increase in SG&A was partially offset by: (i) a $2 million non-income tax refund; and (ii) $2 million of lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2011.

Depreciation and amortization. Depreciation and amortization consists of depreciation of property and equipment, including assets recorded under capital leases, amortization of cost of access installation costs and amortization of identifiable intangibles. Depreciation and amortization decreased in the three months ended March 31, 2011 compared with the same period in 2010 primarily due to the expiration of the useful life of certain assets acquired as part of the Impsat acquisition and other leased assets, partially offset by an increased asset base as a result of fixed asset additions, including assets recorded under capital leases.

Interest expense. Interest expense includes interest related to indebtedness for money borrowed, capital lease obligations, certain tax and other contingent liabilities, amortization of deferred finance costs and interest on late payments to vendors. The decrease in interest expense in the three months ended March 31, 2011 compared with the same period in 2010 was primarily a result of the release of $4 million of accrued interest on a contingency provision resulting from a favorable judicial ruling.

Other income (expense), net. Other expense (income), net consists of foreign currency impacts on transactions, gains and losses on the sale of assets including property and equipment, marketable securities and other assets and other non-operating items. Other income, net increased in the three months ended March 31, 2011 compared with the same period in 2010 primarily as a result of recording foreign exchange gains in the three months ended March 31, 2011 compared to foreign exchange losses in the same period of 2010. The foreign exchange losses recorded in the first quarter of 2010 included a $27 million foreign exchange loss as a result of the devaluation of the Venezuelan bolivar.

Provision for income taxes. Provision for income taxes increased in the three months ended March 31, 2011 compared with the same period in 2010 primarily due to increased taxable income of our Latin American subsidiaries.

Segment Results

Our CODMs assess performance and allocate resources based on three separate operating segments which we operate and manage as strategic business units: (i) the GCUK Segment; (ii) the GC Impsat Segment; and (iii) the ROW Segment.

The GCUK Segment is a provider of managed network communications services providing a wide range of telecommunications services, including data, IP and voice services to government and other public sector organizations, major corporations and other communications companies in the U.K. The GC Impsat Segment is a provider of telecommunication services including IP, voice, data center and information technology services to corporate and government clients in Latin America. The ROW Segment represents all our operations outside the GCUK and GC Impsat Segments and operates primarily in North America, with smaller operations in Europe, Latin America and a portion of the Asia/Pacific region. This segment also includes our subsea fiber network, serving many of the world’s largest corporations and many other telecommunications carriers with a full range of managed telecommunication services, including data, IP and voice products. The services provided by all our segments support a migration path to a fully converged IP environment.

Our CODMs measure and evaluate our reportable segments based on OIBDA (see “Use of Certain non-U.S. GAAP Measures” above in this Item 2 for further information about OIBDA).

GCUK Segment

Revenue

	Three Months Ended March 31,		$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
		(in millions)
GCUK
Enterprise, carrier data and indirect sales channel	$113	$119	$(6)	(5%)
Carrier voice	1	1	-	N	M

	$114	$120	$(6)	(5%)

Revenue for our GCUK Segment decreased in the three months ended March 31, 2011 compared with the same period of 2010 primarily due to price reductions associated with recent contract renewals and extensions, accompanied by generally lower government spending. The price reductions more than offset increased demand for our broadband services and managed services. Our GCUK Segment sales organization was increased in 2010 to focus on revenue growth and diversification through the acquisition of new multinational enterprise customers and additional government sectors not currently served. As a result of the investment in our sales force we have seen an increase in orders from our multinational enterprise customers. The U.K. market continues to be highly competitive with significant pricing pressure, and we expect that competitive environment to continue.

OIBDA

	Three Months Ended March 31,		$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
		(in millions)
GCUK
OIBDA	$18	$30	$(12)	(40%)

OIBDA in the GCUK Segment decreased in the three months ended March 31, 2011 compared with the same period of 2010 primarily as a result of: (i) higher real estate costs driven by a $6 million U.K. property tax refund recorded in the first quarter of 2010; (ii) higher other expenses driven by a $4 million insurance recovery recorded in the first quarter of 2010; and (iii) lower revenue as described above.

GC Impsat Segment

Revenue

	Three Months Ended March 31,		$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
		(in millions)
GC Impsat
Enterprise, carrier data and indirect sales channel	$148	$127	$21	17%
Carrier voice	2	3	(1)	(33%)
Intersegment revenues	2	2	-	N	M

	$152	$132	$20	15%

Revenue for our GC Impsat Segment increased in the three months ended March 31, 2011 compared with the same period of 2010 primarily as a result of continuing demand for our IP services, broadband services, and managed services, including network management, storage, security services and other data center products. Revenue growth in the three months ended March 31, 2011 included $4 million of favorable foreign exchange impacts. Market trends continue to reflect increasing demand for converged information and communications technologies to enable productivity gains and cost savings for enterprises. Sales orders and revenue continue to show healthy growth in most Latin American countries, particularly in Brazil. Our Brazilian business has expanded significantly and continues to lead the GC Impsat Segment in revenue contribution.

OIBDA

	Three Months Ended March 31,		$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
		(in millions)
GC Impsat
OIBDA	$49	$40	$9	23%

OIBDA in the GC Impsat Segment increased in the three months ended March 31, 2011 compared with the same period of 2010 primarily as a result of: (i) revenue growth due to continuing demand for our IP services, broadband services, managed services and data center products; and (ii) a $4 million favorable adjustment in provisions for contingent liabilities resulting from a favorable judicial ruling. In addition, favorable foreign exchange impacts increased GC Impsat Segment OIBDA by $3 million in the three months ended March 31, 2011 compared with the same period of 2010. These factors were partially offset by higher payroll costs primarily as a result of higher headcount, inflation-related salary adjustments and litigation charges. Our Brazilian business has expanded significantly and continues to lead the GC Impsat Segment in OIBDA contribution.

ROW Segment

Revenue

	Three Months Ended March 31,		$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
		(in millions)
ROW
Enterprise, carrier data and indirect sales channel	$326	$308	$18	6%
Carrier voice	71	90	(19)	(21%)
Intersegment revenues	6	4	2	50%

	$403	$402	$1	N	M

Revenue for our ROW Segment increased in the three months ended March 31, 2011 compared with the same period of 2010 primarily as a result of sales growth in IP, conferencing and managed services, offset by a decline in carrier voice revenue. Revenue in the three months ended March 31, 2011 included $7 million as a result of the acquisition of Genesis Networks on October 29, 2010. The decline in carrier voice revenue was driven by attrition caused by pricing actions as we continue to emphasize margin optimization over revenue growth.

OIBDA

	Three Months Ended March 31,		$ Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
		(in millions)
ROW
OIBDA	$17	$7	$10	143%

OIBDA in our ROW Segment increased in the three months ended March 31, 2011 compared with the same period of 2010 primarily as a result of: (i) revenue growth and improved sales mix; (ii) $3 million of costs associated with a subsea cable repair recorded in the first quarter of 2010; and (iii) lower employee incentive compensation costs primarily due to accruing annual employee incentive compensation at a lower rate in 2011. These factors were partially offset by higher payroll costs driven by: (a) higher employee severance charges; (b) salary increases and reinstatement of the Company matching contribution under the U.S. defined contribution plan; and (c) increased headcount, primarily as a result of the acquisition of Genesis Networks on October 29, 2010.

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

There can be no assurance that our business will generate sufficient cash flow from operations, that currently anticipated operating improvements will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We monitor our capital structure on an ongoing basis and from time to time we consider financing and refinancing options to improve our capital structure and to enhance our financial flexibility. Our ability to enter into new financing arrangements is subject to restrictions in our outstanding debt instruments (as described below under “Indebtedness”) and to the rights of ST Telemedia under our outstanding preferred shares. In addition, the interim operating covenants in the Plan of Amalgamation also limit our financial and operational flexibility unless we obtain Level 3’s consent. These covenants include, among others, agreements by us (i) to continue conducting our businesses in the ordinary course, consistent with past practice and in compliance with applicable law, during the interim period between the execution of the Plan of Amalgamation and consummation of the Amalgamation and (ii) not to engage in certain specified kinds of transactions during that period without Level 3’s consent, including equity and debt financings (other than capital leases so long as our aggregate outstanding capital lease obligations do not at any time exceed $153 million), including any such financings that may be needed for general corporate purposes during the period prior to the consummation of the Amalgamation, which could be delayed due to the need for regulatory approvals or otherwise. Subject to the foregoing restrictions, at any given time we may pursue a variety of financing opportunities, and our decision to proceed with any financing will depend, among other things, on prevailing market conditions, near term maturities and available terms.

From time to time we review our operations and may consider opportunities to strategically enhance, expand or change our operations and leverage our capabilities. Initiatives that may result from such reviews may include, among others, plans to reduce our operating expenses and/or optimize existing operating resources, expansion of existing or entry into complementary lines of business, additional capital investment in our network and service infrastructure and opportunistic acquisitions. At any given time in connection with the foregoing we may be engaged in varying levels of analyses or negotiations with potential counterparties. The aforementioned covenants in the Plan of Amalgamation may limit our flexibility to take advantage of such opportunities unless we obtain Level 3’s consent. If we pursue any such initiatives or transactions, we may require additional equity or debt financing to consummate those transactions, and there can be no assurance that we will be able to obtain such financing on favorable terms or at all, or that Level 3 will provide any necessary consent to pursue such financings. If we undertake such initiatives, it may place greater demands on our cash flows due to increased capital and operating expenses and debt service.

At March 31, 2011, our available liquidity consisted of $265 million of unrestricted cash and cash equivalents. In addition, at March 31, 2011, we also held $9 million in restricted cash and cash equivalents. Our restricted cash and cash equivalents comprise cash collateral for letters of credit or performance bonds issued in favor of certain of our vendors and deposits securing real estate obligations.

In the long term, we expect our operating results and cash flows to continue to improve as a result of the continued growth of our higher margin enterprise, carrier data and indirect sales channel business, including the economies of scale expected to result from such growth, and from ongoing cost management initiatives, including initiatives to optimize the access network and effectively lower unit prices. Thus, in the long term, we expect to generate positive cash flow from operating activities in an amount sufficient to fund all investing and financing requirements, subject to the possible need to refinance some or all of our existing major debt instruments as described below. However, our ability to improve cash flows is subject to the risks and uncertainties described above in this Item 2 under “Cautionary Note Regarding Forward-Looking Statements” as well as the variability of quarterly liquidity discussed below.

Our operating cash flows in 2011 will be adversely impacted by incremental annual interest payments primarily resulting from the issuance of the 9% Senior Notes and the associated refinancing. We also anticipate lower sales of IRUs and prepaid services in 2011 than realized in 2010, particularly after giving effect to lower IRU and prepaid service cash receipts in the first quarter of 2011. However, improvements in underlying operating results are expected to largely offset these factors. As a result, we continue to believe it achievable to generate cash provided by operating activities (including IRUs and other prepaid sales) in amounts exceeding purchases of property and equipment for the full year 2011, although this goal will be more challenging given first quarter IRU and prepaid service performance. Our 2011 cash flow expectations are based in part on raising financing for such property and equipment from vendors and others in amounts similar to those arranged in 2010. Our ability to arrange such financings is subject to negotiating acceptable terms from equipment vendors and financing parties. In addition, our short-term liquidity and more specifically our quarterly cash flows are subject to considerable variability as a result of the timing of interest payments as well as the following factors:

•	Working capital variability significantly impacts our cash flows and causes our intra-quarter cash balances to drop to levels significantly lower than those prevailing at the end of a quarter.

•

We rely on the sale of IRUs and prepaid services, which often involve large dollar amounts and are difficult to predict. During the three months ended March 31, 2011, we received $13 million of cash receipts from the sale of IRUs and prepaid services compared to $23 million in the same period of 2010. Our forecasted cash flows for 2011 contemplate lower sales of IRUs and prepaid services as compared to the $132 million in 2010.

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

The vast majority of our long-term debt and capital lease obligations mature after 2013. However, we have approximately $89 million in various debt agreements that are due and payable in the next twelve months, including the Excess Cash Offer (see GCUK Notes Tender Offer below) in which we made an offer to repurchase approximately $17 million of the GCUK Notes. With regard to our other major debt instruments, (i) the $439 million principal amount of the GCUK Notes matures in 2014 ($17 million of which is subject to the Excess Cash Offer); (ii) the $750 million original principal amount of the 12% Senior Secured Notes matures in 2015; and (iii) the $150 million original principal amount of the 9% Senior Notes matures in 2019. We do not expect to generate sufficient cash flows from operations to repay all of these debt instruments at maturity. Therefore, we are dependent on access to the capital markets to meet our liquidity requirements. Such access will depend on market conditions and our credit profile at the relevant times.

As of March 31, 2011, we had $26 million of “other current liabilities” representing accrued dividends on our 2% cumulative senior convertible preferred stock. Payment of the preferred dividend is predicated on our achieving a certain earnings-related objective as demonstrated by audited financial statements, which objective we achieved during 2010. Payment of the preferred dividend is also predicated on (i) the existence of legally available funds to pay the dividend under Bermuda law and (ii) our Board of Directors’ satisfaction that two tests related to our solvency are met at the time of the declaration and at the time of the payment of the dividend. After giving effect to a proposed reallocation of share capital that will be acted upon at our Annual General Meeting of Shareholders on June 14, 2011, we expect to have legally available funds to pay the $26 million accrued dividend. Assuming the solvency tests are met, the Board of Directors is expected to take action on the accrued dividend shortly after the Annual General Meeting. After the initial payment of accrued dividends accumulated since the preferred stock was issued in December 2003 through March 31, 2011, subsequent quarterly preferred stock dividends in the amount of approximately $1 million are expected to be payable on the fifteenth day of each July, October, January and April.

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

At March 31, 2011, unrestricted cash and cash equivalents were $59 million, $116 million, and $90 million at our GCUK, GC Impsat and ROW Segments, respectively (see below in this Item 2 under “Currency Risk” for information related to the devaluation of the Venezuelan bolivar). Operational constraints require us to maintain significant minimum cash balances in each of our segments. During 2010, GCUK Segment borrowed $20 million from the ROW Segment. We believe that this loan, which is payable September 2013, and any future intersegment funds transfers in amounts permitted by our debt instruments will be sufficient to enable each of our segments to reach the point of sustained recurring positive cash flow from operating and investing activities. Most of our assets have been pledged to secure our indebtedness. Failure to comply with the covenants in any of our debt instruments could result in an event of default, which, if not cured or waived, could result in an acceleration of all such debts. Such acceleration would adversely affect our rights under certain commercial agreements and have a material adverse effect on our business, results of operations, financial condition and liquidity. If the indebtedness under any of our loan instruments were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. In such event, we would have to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Moreover, an uncured default by the obligors under our Principal Debt Instruments or certain of our Capital Lease Facilities could trigger cross-default provisions under other such instruments or facilities.

Indebtedness

At March 31, 2011, we had $1.495 billion of indebtedness outstanding (including long and short term debt and capital lease obligations), consisting of $737 million of 12% Senior Secured Notes ($750 million aggregate principal less $13 million of unamortized discount), $441 million of GCUK Notes ($439 million aggregate principal plus $2 million of net unamortized premium), $150 million of 9% Senior Notes, and $167 million of capital lease obligations and other debt.

We are in compliance with all covenants under our material debt agreements and expect to continue to be in compliance.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness,” of our 2010 annual report on Form 10-K as amended by the Company’s Form 10-K/A filed on February 28, 2011, for a description of the 12% Senior Secured Notes, GCUK Notes, and 9% Senior Notes.

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

The 12% Senior Secured Notes are guaranteed by the vast majority of our direct and indirect subsidiaries other than the subsidiaries comprising the GCUK Segment. The obligations of GCL and the guarantors in respect of the notes are senior obligations which rank equal in right of payment with all of their existing and future senior indebtedness. In addition, the 12% Senior Secured Notes are secured by first-priority liens, subject to certain exceptions, on GCL’s and certain of the guarantor’s existing and future assets. These assets generally include the “Specified Tangible Assets” (defined in the notes indenture as cash and cash equivalents, accounts receivable from third parties and property, plant and equipment (other than property, plant and equipment under capital leases and leasehold improvements)) of GCL and the “Grantor Guarantors” organized in “Approved Jurisdictions” (as such terms are defined in the notes indenture). The book value of such “Specified Tangible Assets” as of March 31, 2011 was $1.098 billion, which exceeds the $1.0 billion threshold required to make restricted payments pursuant to certain of the exceptions to the covenants in the notes indenture.

Financing Activities

During the three months ended March 31, 2011, we entered into various debt agreements to finance various equipment purchases and software licenses. The total debt obligation resulting from these agreements was $17 million. These agreements have terms that range from 6 to 24 months with a weighted average effective interest rate of 9.9%. In addition, we entered into various capital leasing arrangements that aggregated $20 million, including $4 million of proceeds from sales-leasebacks. These agreements have terms that range from 12 to 48 months with a weighted average effective interest rate of 8.9%.

GCUK Notes Tender Offer

As required by the indenture governing the senior secured notes due 2014 (the “GCUK Notes”), within 120 days after the end of each twelve month period ending December 31, GCUK must offer (the “Excess Cash Offer”) to purchase a portion of the GCUK Notes at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the purchase date, using 50% of “Designated GCUK Cash Flow” from that period. “Designated GCUK Cash Flow” means GCUK’s consolidated net income plus non-cash charges minus capital expenditures, calculated in accordance with the terms of the indenture governing the GCUK Notes. With respect to the 2010 Excess Cash Offer, the Company made an offer in April 2011 of approximately $17 million, exclusive of accrued but unpaid interest. Such offer to purchase will expire on May 26, 2011 and the associated purchases are required to be completed within 150 days after December 31, 2010.

The Plan of Amalgamation

On April 10, 2011, GCL entered into a Plan of Amalgamation with Level 3 and Apollo Amalgamation Sub, Ltd., a Bermuda company and wholly-owned subsidiary of Level 3 (“Amalgamation Sub”), pursuant to which GCL and Amalgamation Sub will be amalgamated under Bermuda law with the surviving amalgamated company continuing as a subsidiary of Level 3 (the “Amalgamation”). Under the terms and subject to the conditions of the Plan of Amalgamation, each share of capital stock of GCL will be converted into 16 shares of common stock of Level 3 (and, in the case of our GCL’s preferred shares, the right to receive accrued and unpaid dividends thereon). The Plan of Amalgamation contains customary representations and warranties and covenants, including, among others, agreements by each of the Company and Level 3 (i) to continue conducting its respective businesses in the ordinary course, consistent with past practice and in compliance with applicable law, during the interim period between the execution of the Plan of Amalgamation and consummation of the Amalgamation and (ii) not to engage in certain specified kinds of transactions during that period, including equity and debt financings (other than capital leases so long as our aggregate outstanding capital lease obligations do not at any time exceed $153 million), capital expenditures, loans, acquisitions, and the repurchase of shares of our parent’s common stock. The Plan of Amalgamation is subject to certain closing conditions including the approval of the stockholders of each of GCL and Level 3 and receipt of certain regulatory and governmental approvals. The consummation of the Amalgamation would constitute a “Change of Control” under and as defined in the indentures for the 12% Senior Secured Notes, GCUK Senior Secured Notes and 9% Senior Notes. Pursuant to the indentures, within 30 days following any Change of Control, we are required to commence an offer to purchase all of the then outstanding 12% Senior Secured Notes, GCUK Senior Secured Notes and 9% Senior Notes at a purchase price equal to 101% of the principal amounts thereof, plus accrued interest, if any, thereon to the date of purchase.

Cash Management Impacts

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,		$ Increase/
	2011	2010	(Decrease)
		(in millions)
Net cash flows used in operating activities	$(57)	$(31)	$(26)
Net cash flows used in investing activities	(36)	(39)	3
Net cash flows used in financing activities	(16)	(20)	4
Effect of exchange rate changes on cash and cash equivalents	2	(28)	30

Net decrease in cash and cash equivalents	$(107)	$(118)	$11

Cash Flows from Operating Activities

Cash flows used in operating activities increased in the three months ended March 31, 2011 compared with the same period in 2010 primarily as a result of a reduction in accounts payable, lower IRU and prepaid services receipts and higher interest payments in the current period. During the three months ended March 31, 2011, we made $50 million of interest payments compared with $47 million in the same period of 2010. During the three months ended March 31, 2011 we received $13 million of cash receipts from the sale of IRUs and prepaid services compared with $23 million in the same period of 2010.

Cash Flows from Investing Activities

Cash flows used in investing activities decreased in the three months ended March 31, 2011 compared with the same period in 2010 primarily as a result of a decrease in capital purchases.

Cash Flows from Financing Activities

Cash flows used in financing activities decreased in the three months ended March 31, 2011 compared with the same period in 2010 primarily as a result of proceeds from sales-leasebacks in 2011.

Contractual Cash Commitments

During the three months ended March 31, 2011, we entered into an interstate broadband services agreement which requires a minimum payment of $34 million over the next two years.

Credit Risk

We are subject to concentrations of credit risk in our trade receivables. Although our receivables are geographically dispersed and include customers both large and small in numerous industries, our receivables from our carrier sales channels are generated from sales of services to other carriers in the telecommunications industry. As of March 31, 2011 and December 31, 2010, our receivables related to our carrier sales channels represented approximately 43% and 42%, respectively, of our consolidated receivables. Also as of March 31, 2011 and December 31, 2010, our receivables due from various agencies of the U.K. Government together represented approximately 3% and 5%, respectively, of our consolidated receivables.

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

In an attempt to control inflation, on May 18, 2010, the Venezuelan government announced that the unregulated parallel currency exchange market would be shut down and that the BCV would be given control over the previously unregulated portions of the exchange market. In June 2010, a new regulated currency trading system controlled by the BCV, the Transaction System for Foreign Currency Denominated Securities (“SITME”) commenced operations and established an initial weighted average implicit exchange rate of approximately 5.30 bolivares to the U.S. Dollar. Subject to the limitations and restrictions imposed by the BCV, entities domiciled in Venezuela may access the SITME by buying U.S. Dollar denominated securities through banks authorized by the BCV. The purpose of the new regulated system is to supplement the CADIVI application and approval process with an additional process that allows for quicker and smaller exchanges.

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

At March 31, 2011, we had $8 million of obligations registered and subject to approval by CADIVI for the conversion of bolivares into foreign currencies. We cannot predict the timing and extent of any CADIVI approvals to honor foreign debt, distribute dividends or otherwise expatriate capital using the official Venezuelan exchange rate. Some approvals have been issued within a few months while others have taken more than one year. During the three months ended March 31, 2011 and 2010, we received $2 million and nil, respectively, of approvals from CADIVI to convert bolivares to U.S. Dollars at both the essential and non-essential official rates. To date, we have not executed any exchanges through SITME. If we were to successfully avail our self of the SITME process to convert a portion of our Venezuelan subsidiary’s cash balances into U.S. Dollars, we would incur currency exchange losses in the period of conversion based on the difference between the official exchange rate and the SITME rate. Additionally, if we were to determine in the future that the SITME rate was the more appropriate rate to use to measure bolivar-based assets, liabilities and transactions, reported results would be further adversely affected.

As of March 31, 2011, our Venezuelan subsidiary had $44 million of cash and cash equivalents, of which $4 million was held in U.S. Dollars and $40 million (valued at the fixed official CADIVI rate of 4.30 Venezuelan bolivares to the U.S. Dollar at March 31, 2011 (the “CADIVI rate”)) was held in Venezuelan bolivares. For the three months ended March 31, 2011, our Venezuelan subsidiary contributed approximately $14 million of our consolidated revenue and $8 million of our consolidated OIBDA, in each case based on the CADIVI rate. These amounts do not include any allocated corporate overhead costs or transfer pricing adjustments. As of March 31, 2011, our Venezuelan subsidiary had $42 million of net monetary assets of which $5 million were denominated in U.S. Dollars and $37 million were denominated in Venezuelan bolivares at the CADIVI rate. As of March 31, 2011, our Venezuelan subsidiary had $76 million of net assets. In light of the Venezuelan exchange control regime, none of these net assets (other than the $4 million of cash denominated in U.S. Dollars and held outside of Venezuela) may be transferred to GCL in the form of loans, advances or cash dividends without the consent of a third party (i.e., CADIVI or SITME).

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

As of March 31, 2011 we did not have any off-balance sheet arrangements outstanding.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Item 7A in the Company’s 2010 annual report on Form 10-K as amended by the Company’s Form 10-K/A filed on February 28, 2011 for information regarding quantitative and qualitative disclosures about market risk. No material change regarding this information has occurred since that filing.

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

In connection with the preparation of this quarterly report on Form 10-Q, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15 under the Exchange Act. Based upon management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2011.

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

Except as noted above, there were no other material changes in our internal control over financial reporting during the first quarter of 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9, “Contingencies”, to the accompanying unaudited condensed consolidated financial statements for a discussion of certain legal proceedings affecting the Company.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in the most significant factors that make an investment in the Company speculative or risky from those set forth in Item 1A., “Risk Factors,” to the Company’s annual report on Form 10-K for the year ended December 31, 2010 as amended by the Company’s Form 10-K/A filed on February 28, 2011.

•

There can be no assurance that the Amalgamation will occur, or will occur on the timetable contemplated, as a result of a variety of factors, including the failure to obtain shareholder or any required regulatory approval, litigation relating to the Amalgamation, the failure of Level 3 to obtain the requisite financing to consummate the Amalgamation, or the failure of one or more of the closing conditions set forth in the Plan of Amalgamation. If the Amalgamation is not consummated, our share price will change to the extent that the current market price of our common stock reflects an assumption that the Amalgamation will be completed. A failed Amalgamation may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the Amalgamation, including any adverse changes in our relationships with our customers, partners and employees, could continue or accelerate in the event of a failed Amalgamation.

•

The Company’s expectations regarding the impact of the Amalgamation, including financial and operating results and synergy benefits that may be realized from the Amalgamation and the timeframe for realizing those benefits, may not be achieved.

•	If consummated, the Amalgamation will change the risk profile of the Company (see Level 3’s, filings with the SEC for a discussion of some of the new risks that could apply at that time).

•

The interim operating covenants in the Plan of Amalgamation limit our financial and operational flexibility unless we obtain Level 3’s consent. These covenants include, among others, agreements by the Company (i) to continue conducting its businesses in the ordinary course, consistent with past practice and compliance with applicable law, during the interim period between the execution of the Plan of Amalgamation and consummation of the Amalgamation and (ii) not to engage in certain specified kinds of transactions during that period, including equity and debt financings (other than capital leases so long as the Company’s aggregate outstanding capital lease obligations do not at any time exceed $153 million), capital expenditures, loans, acquisitions, and the repurchase of shares of our parent’s common stock. These covenants would require us to obtain Level 3’s consent to raise funding needed for general corporate purposes if such funding becomes necessary during the period prior to the consummation of the Amalgamation, which could be delayed due to the need for regulatory approvals or otherwise. These covenants would also require us to obtain Level 3’s consent in order to take advantage of opportunities to strategically enhance, expand or change our operations or to improve our capital structure and exploit favorable credit market opportunities.

•

Some of our customers may delay, reduce or even cease making purchases from us until they determine whether the Amalgamation will affect our products or services, including, but not limited to, pricing, performance and support. Current and prospective customers may give greater priority to products of our competitors because of uncertainty about our ability to meet their needs. This could negatively impact our revenues, earnings and cash flows regardless of whether the Amalgamation is completed.

•

The announcement and pendency of the proposed Amalgamation could cause disruptions in our business in that our current and prospective employees may experience uncertainty about their future roles with Level 3, which might adversely affect our ability to retain key personnel and attract new personnel. Key employees may depart either before or after the Amalgamation because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Level 3 following the Amalgamation. The pendency of the Amalgamation could divert the time and attention of our management and key personnel from our ongoing business operations and other opportunities that could have been beneficial to us. These disruptions may increase over time until the closing of the Amalgamation.

Item 6.	Exhibits

Exhibits filed as part of this report are listed below.

2.1

Agreement and Plan of Amalgamation, dated as of April 10, 2011, among Level 3 Communications, Inc., Apollo Amalgamation Sub, Ltd. and Global Crossing Limited (“GCL”) (incorporated by reference to Exhibit 2.1 of GCL’s Current Report on Form 8-K filed on April 14, 2011).

4.1

Third Supplemental Indenture, dated as of March 24, 2011, by and among Global Crossing Colombia S.A., GCL and Wilmington Trust FSB, as trustee relating to GCL’s 12% Senior Secured Notes due 2015 (filed herewith).

4.2

First Supplemental Indenture, dated as of March 24, 2011, by and among Global Crossing Colombia S.A., GCL and Wilmington Trust FSB, as trustee relating to GCL’s 9% Senior Notes due 2019 (filed herewith).

10.1	Global Crossing 2011 Discretionary Incentive Bonus Program. (filed herewith).

10.2

Consent, dated as of April 10, 2011, of STT Crossing Ltd., as acknowledged and agreed to by GCL (incorporated by reference to Exhibit 99.2 of STT Crossing Ltd.’s Schedule 13D/A filed on April 13, 2011).

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

99.1

Voting Agreement, dated as of April 10, 2011, by and between Level 3 Communications, Inc. and STT Crossing Ltd. (incorporated by reference to Exhibit 99.1 of STT Crossing Ltd.’s Schedule 13D/A filed on April 13, 2011).

99.2

Stockholder Rights Agreement, dated as of April 10, 2011, by and between Level 3 Communications, Inc. and STT Crossing Ltd. (incorporated by reference to Exhibit 99.3 of STT Crossing Ltd.’s Schedule 13D/A filed on April 13, 2011).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 5, 2011 by the undersigned thereunto duly authorized.

GLOBAL CROSSING LIMITED

By:	/S/ JOHN A. KRITZMACHER
John A. Kritzmacher
Chief Financial Officer
(Principal Financial Officer)

By:	/S/ ROBERT A. KLUG
Robert A. Klug
Chief Accounting Officer
(Principal Accounting Officer)